Form 10-K
period 2012-12-31
UNITED STATES STEEL CORP
filed 2013-02-15
CIK 1163302

2012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes              No     ✓

Aggregate market value of Common Stock held by non-affiliates as of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter): $3 billion. The amount shown is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

There were 144,282,358 shares of United States Steel Corporation Common Stock outstanding as of February 7, 2013.

Documents Incorporated By Reference:

Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated into Part III.

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

PART I

Item 1. BUSINESS

U. S. Steel is an integrated steel producer of flat-rolled and tubular products with major production operations in North America and Europe. An integrated producer uses iron ore and coke as primary raw materials for steel production. U. S. Steel has annual raw steel production capability of 29.3 million net tons (tons) (24.3 million tons in North America and 5.0 million tons in Europe). According to World Steel Association’s latest published statistics, we were the thirteenth largest steel producer in the world in 2011. U. S. Steel is also engaged in other business activities consisting primarily of transportation services (railroad and barge operations) and real estate operations.

On January 31, 2012, U. S. Steel sold U. S. Steel Serbia d.o.o. (USSS) to the Republic of Serbia for a purchase price of one dollar. In addition, U. S. Steel Košice received a $40 million payment for certain intercompany balances owed by U. S. Steel Serbia for raw materials and support services. U. S. Steel recorded a total non-cash charge of $399 million in the first quarter of 2012, which includes the loss on the sale and a charge of approximately $50 million to recognize the cumulative currency translation adjustment related to USSS.

Location Overview

Flat-rolled Segment
Gary Works
Great Lakes Works
Mon Valley Works
Granite City Works
Fairfield Works
Hamilton Works
Lake Erie Works
Minntac
Keetac
Hibbing Taconite
Tilden Mining
USS-POSCO
PRO-TEC
DESCO
Double G
Worthington Specialty Processing
Feralloy Processing Company
Acero Prime
Baycoat
Chrome Deposit*
D.C. Chrome Limited
Automotive Center
Tubular Segment
Fairfield Tubular
Lorain Tubular
Bellville Operations
Texas Operations
U. S. Steel Tubular Products Innovation and Technology Center
Wheeling Machine Products
Patriot Premium Threading Services
McKeesport Tubular Operations
United Spiral Pipe
USSE Segment
U. S. Steel Košice
U. S. Steel Serbia
(sold as of Jan. 31, 2012)
Administrative and Research
Corporate Headquarters
Research and Technology Center
USSE Research
Canada
United States
Mexico
Alberta
Saskatchewan
Manitoba
Ontario
Quebec
British Columbia
Newfoundland & Labrador
Nova Scotia

*All Chrome Deposit locations are near major steel mills

Map of Europe not drawn to scale

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

Flat-rolled has annual raw steel production capability of 24.3 million tons. Raw steel production was 19.1 million tons in 2012, 18.6 million tons in 2011 and 18.4 million tons in 2010. Raw steel production averaged 78 percent of capability in 2012, 77 percent of capability in 2011 and 76 percent of capability in 2010.

The USSE segment includes the operating results of U. S. Steel Košice (USSK), U. S. Steel’s integrated steel mill and coke production facilities in Slovakia. Prior to January 31, 2012, the USSE segment also included the operating results of USSS, U. S. Steel’s integrated steel mill and other facilities in Serbia, and an equity investee, which were sold on January 31, 2012. USSE primarily serves customers in the European construction, service center, conversion, container, transportation (including automotive), appliance and electrical, and oil, gas and petrochemical markets. USSE produces and sells slabs, sheet, strip mill plate, tin mill products and spiral welded pipe, as well as heating radiators and refractory ceramic materials.

USSE has annual raw steel production capability of 5.0 million tons from USSK. Prior to January 31, 2012, USSE had raw steel production capability of 7.4 million tons, which consisted of 5.0 million and 2.4 million tons from USSK and USSS, respectively. USSE’s raw steel production was 4.5 million tons in 2012, 5.6 million tons in 2011 and 6.1 million tons in 2010. USSE’s raw steel production averaged 87 percent of capability in 2012, 76 percent of capability in 2011 and 82 percent of capability in 2010.

USSK’s raw steel production was 4.4 million tons in 2012, 4.2 million tons in 2011 and 4.7 million tons in 2010. USSK’s raw steel production averaged 88 percent of capability in 2012, 84 percent of capability in 2011 and 94 percent of capability in 2010.

The Tubular segment includes the operating results of U. S. Steel’s tubular production facilities, located primarily in the United States, and equity investees in the United States and Brazil. These operations produce and sell seamless and electric resistance welded (ERW) steel casing and tubing (commonly known as oil country tubular goods or OCTG), standard and line pipe and mechanical tubing and primarily serve customers in the oil, gas and petrochemical markets. Tubular’s annual production capability is 2.8 million tons.

All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. These businesses include transportation services (railroad and barge operations) and real estate operations.

For further information, see Note 3 to the Consolidated Financial Statements.

Financial and Operational Highlights

Net Sales

Net Sales by Segment

(Dollars in millions, excluding intersegment sales)	2012	2011	2010
Flat-rolled	$12,908	$12,367	$10,848
USSE	2,949	4,306	3,989
Tubular	3,283	3,034	2,403

Total sales from reportable segments	19,140	19,707	17,240
Other Businesses	188	177	134

Net sales	$19,328	$19,884	$17,374

Income (Loss) from Operations by Segment(a)

	Year Ended December 31,
(Dollars in Millions)	2012	2011	2010
Flat-rolled(b)	$400	$469	$(261)
USSE(c)	34	(162)	(33)
Tubular(b)	366	316	353

Total income (loss) from reportable segments(b)	800	623	59
Other Businesses(b)	55	46	55

Reportable segments and Other Businesses income (loss) from operations(b)	855	669	114
Postretirement benefit expenses(b)	(297)	(386)	(231)
Other items not allocated to segments:
Labor agreement lump sum payments	(35)	–	–
Net (loss) gain on the sale of assets	(310)	–	6
Property tax settlements	19	–	–
Supplier contract dispute settlement	15	–	–
Environmental remediation charge	–	(18)	–

Total income (loss) from operations	$247	$265	$(111)
(a)	See Note 3 to the Consolidated Financial Statements for reconciliations and other disclosures required by Accounting Standards Codification Topic 280.
(b)	Amounts prior to 2011 have been restated to reflect a change in our segment allocation methodology for postretirement benefit expenses as disclosed in Note 3 to the Consolidated Financial Statements.
(c)	Includes the results of USSS through the disposition date of January 31, 2012. See Note 4 to the Consolidated Financial Statements for further details.

Reportable Segments and Other Businesses – Income (Loss) from Operations (IFO)

(a)	Amounts prior to 2011 have been restated to reflect a change in our segment allocation methodology for postretirement benefit expenses as disclosed in Note 3 to the Consolidated Financial Statements.

Steel Shipments

Steel Shipments by Product and Segment

The following table does not include shipments to end customers by joint ventures and other equity investees of U. S. Steel, but instead reflects the shipments of substrate materials, primarily hot-rolled and cold-rolled sheets, to those entities.

(Thousands of Tons)

	Flat-rolled	USSE	Tubular	Total
Product—2012
Hot-rolled Sheets	5,733	1,197	–	6,930
Cold-rolled Sheets	4,476	558	–	5,034
Coated Sheets	3,490	772	–	4,262
Tin Mill Products	1,220	388	–	1,608
Oil country tubular goods (OCTG)	–	–	1,339	1,339
Standard and line pipe	–	82	396	478
Semi-finished and Plates	1,055	819	–	1,874
Other	–	–	151	151

TOTAL	15,974	3,816	1,886	21,676

Memo: Intersegment Shipments from Flat-rolled to Tubular
Hot-rolled sheets	938
Rounds	865
Memo: Intersegment Shipments from USSE to Flat-rolled
Slabs	249
Product—2011
Hot-rolled Sheets	5,421	1,940	–	7,361
Cold-rolled Sheets	4,311	707	–	5,018
Coated Sheets	3,136	816	–	3,952
Tin Mill Products	1,177	528	–	1,705
Oil country tubular goods (OCTG)	–	–	1,276	1,276
Standard and line pipe	–	8	408	416
Semi-finished and Plates	1,464	865	–	2,329
Other	–	68	128	196

TOTAL	15,509	4,932	1,812	22,253

Memo: Intersegment Shipments from Flat-rolled to Tubular
Hot-rolled sheets	1,554
Rounds	686
Memo: Intersegment Shipments from USSE to Flat-rolled
Slabs	71
Product—2010
Hot-rolled Sheets	4,963	2,191	–	7,154
Cold-rolled Sheets	4,340	752	–	5,092
Coated Sheets	2,893	878	–	3,771
Tin Mill Products	1,340	583	–	1,923
Oil country tubular goods (OCTG)	–	–	1,103	1,103
Standard and line pipe	–	9	360	369
Semi-finished, Bars and Plates	1,765	982	–	2,747
Other	–	69	88	157

TOTAL	15,301	5,464	1,551	22,316

Memo: Intersegment Shipments from Flat-rolled to Tubular
Hot-rolled sheets	895
Rounds	706
Memo: Intersegment Shipments from USSE to Flat-rolled
Slabs	–

Steel Shipments by Market and Segment

The following table does not include shipments to end customers by joint ventures and other equity investees of U. S. Steel. Shipments of materials to these entities are included in the “Further Conversion – Joint Ventures” market classification. No single customer accounted for more than 10 percent of gross annual revenues.

(Thousands of Tons)

	Flat-rolled	USSE	Tubular	Total
Major Market – 2012
Steel Service Centers	2,882	567	–	3,449
Further Conversion – Trade Customers	5,119	310	–	5,429
– Joint Ventures	1,823	–	–	1,823
Transportation (Including Automotive)	2,511	650	–	3,161
Construction and Construction Products	869	1,350	144	2,363
Containers	1,290	387	–	1,677
Appliances and Electrical Equipment	727	272	–	999
Oil, Gas and Petrochemicals	–	20	1,601	1,621
Exports from the United States	409	–	141	550
All Other	344	260	–	604

TOTAL	15,974	3,816	1,886	21,676

Major Market – 2011
Steel Service Centers	2,988	943	–	3,931
Further Conversion – Trade Customers	4,805	539	(6)	5,338
– Joint Ventures	1,803	–	–	1,803
Transportation (Including Automotive)	2,268	707	–	2,975
Construction and Construction Products	870	1,622	128	2,620
Containers	1,221	525	–	1,746
Appliances and Electrical Equipment	650	328	–	978
Oil, Gas and Petrochemicals	–	14	1,526	1,540
Exports from the United States	572	–	164	736
All Other	332	254	–	586

TOTAL	15,509	4,932	1,812	22,253

Major Market – 2010
Steel Service Centers	3,214	1,106	–	4,320
Further Conversion – Trade Customers	4,243	676	13	4,932
– Joint Ventures	1,835	–	–	1,835
Transportation (Including Automotive)	2,136	629	3	2,768
Construction and Construction Products	821	1,764	38	2,623
Containers	1,398	586	–	1,984
Appliances and Electrical Equipment	703	319	–	1,022
Oil, Gas and Petrochemicals	–	11	1,438	1,449
Exports from the United States	687	–	59	746
All Other	264	373	–	637

TOTAL	15,301	5,464	1,551	22,316

Business Strategy

Over the long term, our strategy is to be forward-looking, grow responsibly, generate a competitive return on capital and meet our financial and stakeholder obligations. We remain committed to being a world leader in safety and environmental stewardship; producing innovative value added steel products, improving our quality, cost competitiveness and customer service; and attracting, developing and retaining a diverse workforce with the talent and skills needed for our long-term success.

Safety

We believe improving safety performance is consistent with the Company’s other strategic objectives such as improving quality, cost competiveness and customer service. Through 2012, the eight-year trends for our global key safety measurements: recordable injuries, days away from work rate and severity rate showed improvement of 40 percent, 69 percent and 93 percent respectively, as shown in the following graphs.

Environmental Stewardship

U. S. Steel maintains a comprehensive environmental policy. The Executive Environmental Committee, which is comprised of U. S. Steel officers, meets regularly to review environmental issues and compliance. The Board of Directors and the Corporate Governance and Public Policy Committee receive regular updates on environmental matters. Also, U. S. Steel, largely through the American Iron and Steel Institute, the Canadian Steel Producers Association, World Steel and European Confederation of Iron and Steel Industries (Eurofer), is involved in the promotion of cost effective environmental strategies through the development of appropriate air, water, waste and climate change laws and regulations at the local, state, national and international levels.

We are committed to reducing emissions as well as our carbon footprint. We have an established program to investigate, share and create innovative, best practice solutions throughout U. S. Steel to manage and reduce energy consumption and CO2 emissions. We are also committed to investing in technology to move the steelmaking process in an even more environmentally responsible direction by investing in low emission technologies. At our Granite City Works, we have a 15 year coke supply agreement, which began in 2009 with Gateway Energy & Coke Company, LLC (Gateway) in connection with its heat recovery coke plant. The plant uses process technology that produces less CO2 emissions than the technology it replaced.

We have achieved air opacity performance improvements at our domestic coke plants. Continuous process improvements have allowed us to make environmental progress through the utilization of enhanced refractory repair programs and strategically timed maintenance on the structural integrity of our coke batteries. We have also implemented data analysis to track our coke oven performance allowing us to proactively prioritize maintenance activity. In addition, we continue to focus on implementing energy reduction strategies, use of efficient energy sources, waste reduction management and the utilization of by-product fuels.

All of our major production facilities have Environmental Management Systems certified to the ISO 14001 Standard. This standard, published by the International Organization for Standardization, provides the framework for the measurement and improvement of environmental impacts of the certified facility.

We have submitted an application seeking approval for an innovative approach to environmental permitting for Minntac air and water compliance for particulate matter, Mercury, SO2 and Sulfate. Once approved, this will be the first multi-media compliance solution of its type for iron ore operations in the United States.

Not only is environmental stewardship one of the Company’s key values, our environmental stewardship is also externally focused on education and active involvement with local sponsorship of academic programs designed to produce an inter-active learning experience for the participants on the importance of environmental responsibility and awareness.

We are certified from the Wildlife Habitat Council (WHC) for our Corporate Lands for Learning (CLL) program at our South Taylor Environmental Park (STEP) facility near Pittsburgh, Pennsylvania, which incorporates inter-action with elementary school programs in Western Pennsylvania. Gary Works and Clairton Works are also CLL-certified. In addition, the STEP, the Clairton Plant, the Irvin Plant, Gary Works, Great Lakes Works and the Keetac and Minntac facilities have certifications under the WHC Wildlife at Work Program.

The Compensation and Organization Committee has made annual safety performance and environmental improvements two of four performance measures for short-term incentive compensation for the Company’s officers.

Commercial Strategy

Our commercial strategy is focused on providing value-added steel products, including advanced high strength steel and coated sheets for the automotive and appliance industries, electrical steel sheets for the manufacture of motors and electrical equipment, galvanized and Galvalume® sheets for construction, tin mill products for the container industry and oil country tubular goods for the oil and gas industry, inclusive of providing steel to the developing North American shale oil and gas markets.

We are committed to meeting our customers’ requirements by developing new steel products and uses for steel. In connection with this commitment, we have research centers in Pittsburgh, Pennsylvania, and Košice, Slovakia. We also have an automotive center in Troy, Michigan and an innovation and technology center for Tubular products in Houston, Texas. The focus of these centers is to develop new products and work with our customers to better serve their needs. Examples of our customer focused product innovation include the development of advanced high strength steels, including Dual-Ten® and TRIP steels, that provide high strength to meet automobile passenger safety requirements while significantly reducing weight to meet fuel efficiency requirements; and our PATRIOT TC® tubular, USS – CDC HTQ and USS – Liberty FJM connections as well as Low Plasticity Burnishing couplings to meet our tubular customers’ needs in horizontal drilling and deep well applications such as Marcellus Shale.

Our decisions concerning what facilities to operate and at what levels are made based upon our customers’ orders for products as well as the capabilities and cost performance of our locations. In depressed markets such as those experienced in the recent recession, we concentrated production operations at several plant locations and did not operate others in response to customer demand. We are not currently operating the iron and steelmaking facilities at Hamilton Works.

Capital Projects and Other Investments

During 2012, we completed or neared completion of several key projects of strategic importance. We have made significant progress to improve our self-sufficiency and reduce our reliance on coke for the steel making process through the application of advanced technologies, upgrades to our existing coke facilities and the increased use of natural gas and injection coal in our operations. This may enable us to minimize additional capital investments in coke and carbon alloy projects in the future. We have completed the construction of a technologically and environmentally advanced battery at the Mon Valley Works’ Clairton Plant with a projected capacity of 960,000 tons per year. Initial start-up of the battery began in November 2012 with full production expected in the first quarter of 2013. We are constructing a carbon alloy facility at Gary Works, which utilizes an environmentally compliant, energy efficient and flexible production technology to produce a coke substitute product. The facility has a projected capacity of 500,000 tons per year. Construction of the first of two modules is complete and production started in 2012 with full production expected at the end of the third quarter of 2013. Construction of the second module is projected to be completed in the fourth quarter of 2013, with full production expected by the end of the second quarter of 2014.

In December 2012, U. S. Steel and Butch Gilliam Enterprises LLC formed a new joint venture, Patriot Premium Threading Services located in Midland, Texas, which provides tubular accessory threading and repair services, in addition to rig site services to exploration and production companies located principally in the Permian Basin. In order to more efficiently serve our tubular product customers’ increased focus on North American shale resources, the construction of an additional quench and temper line was completed during the third quarter of 2011 along with the installation of a hydrotester, threading and coupling and inspection stations at our Lorain Tubular Operations in Ohio. We are currently developing additional projects, such as facility enhancements and additional premium connections that will further enhance our ability to support our North American Tubular customers’ evolving requirements.

In an effort to increase our participation in the automotive market as vehicle emission and safety requirements become more stringent, PRO-TEC Coating Company, our joint venture in Ohio with Kobe Steel, Ltd., has a new automotive continuous annealing line under construction that is being financed at the joint-venture level and is expected to begin operations in the first half of 2013. Additionally we are working with Carpenter Technology Corporation to develop a steel designed to reduce overall vehicle weight to meet increased Corporate Average Fuel Economy standards.

We are also continuing our efforts to implement an enterprise resource planning (ERP) system to replace our existing information technology systems, which will enable us to operate more efficiently. The completion of the ERP project is expected to provide further opportunities to streamline, standardize and centralize business processes in order to maximize cost effectiveness, efficiency and control across our global operations.

Over the longer term, we are considering business strategies to leverage our significant iron ore position in the United States, and to exploit opportunities related to the availability of reasonably priced natural gas as an alternative to coke in the iron reduction process to improve our cost competitiveness, while reducing our dependence on coal and coke. We are considering an expansion of our iron ore pellet operations at Keewatin, MN (Keetac) facility, which would increase our production capability by approximately 3.6 million tons thereby increasing our iron ore self-sufficiency. The total cost of this project, as currently conceived, is broadly estimated to be approximately $820 million. Final permitting for the expansion was completed in December 2011. We are examining alternative iron and steelmaking technologies such as gas-based, direct-reduced iron and electric arc furnace (EAF) steelmaking. Our capital investments in the future may reflect such strategies, although we expect that iron and steelmaking through the blast furnace and basic oxygen furnace manufacturing processes will remain our primary processing technology for the long term.

We continue to assess North American and international expansion and divestment opportunities and carefully weigh them in light of the changing global steel market, financial market conditions and long-term value considerations for our stakeholders. We may consider 100 percent acquisition opportunities, joint ventures and other arrangements.

The foregoing statements regarding expected capital expenditures, capital projects, emissions reductions and expected benefits from the implementation of the ERP project and environmental projects are forward-looking statements. Factors that may affect our capital spending and the associated projects include: (i) levels of cash flow from operations; (ii) changes in tax laws; (iii) general economic conditions; (iv) steel industry conditions; (v) cost and availability of capital; (vi) receipt of necessary permits; (vii) unforeseen hazards such as contractor performance, material shortages, weather conditions, explosions or fires; and (viii) the requirements of applicable laws and regulations. There is also a risk that the completed projects will not produce at the expected levels and within the costs currently projected. Predictions regarding benefits resulting from the implementation of the ERP project are subject to uncertainties. Actual results could differ materially from those expressed in these forward-looking statements.

Workforce

At U. S. Steel, we are committed to attracting, developing, and retaining a workforce of talented, diverse people — all working together in an environment where our employees contribute and excel as they deliver results for our Company, shareholders, customers and communities. We regularly review our human capital needs and focus on the selection, development and retention of employees in order to sustain and enhance our competitive position within the markets in which we compete.

Capital Structure and Liquidity

Our financial goals are to maintain or enhance our liquidity, maintain a solid capital structure, focus capital investments on key projects of long-term strategic importance and position ourselves for success in the longer term. During 2012, we issued $400 million of 7.50% Senior Notes due March 15, 2022 and used the majority of the proceeds to redeem our $300 million 5.65% Senior Notes due on June 1, 2013. Additionally, we entered into loan agreements with several local authorities in connection with the issuance and sale of $94 million of Environmental Improvement Revenue Bonds due August 1, 2042 to fund certain capital projects at our Gary Works, Clairton Plant and Granite City Works. We reached new competitive labor agreements with the United Steel Workers (USW) that included changes to our Other Post Employment Benefits (OPEB) plans, which resulted in a reduction to our OPEB benefit obligation of $520 million. We made a voluntary contribution of $140 million to our main defined benefit pension plan and a $75 million contribution to a restricted account within our trust for represented retiree health care and life insurance benefits as required by collective bargaining agreements. Overall, we reduced net debt by approximately $450 million while enhancing liquidity, ending the year with $570 million of cash on hand and total liquidity of $2.4 billion.

Steel Industry Background and Competition

The global steel industry is cyclical, highly competitive and has historically been characterized by overcapacity.

According to World Steel Association’s latest published statistics, we were the thirteenth largest steel producer in the world in 2011. We believe we are currently the largest integrated steel producer headquartered in North America, one of the largest integrated flat-rolled producers in Central Europe and the largest tubular producer in

North America. U. S. Steel competes with many North American and international steel producers. Competitors include integrated producers, which, like U. S. Steel, use iron ore and coke as primary raw materials for steel production, and EAF producers, which primarily use steel scrap and other iron-bearing feedstocks as raw materials. In addition, other products, such as aluminum, plastics and composites, compete with steel in some applications.

EAF producers typically require lower capital expenditures for construction of facilities and may have lower total employment costs; however, these competitive advantages may be minimized or eliminated by the cost of scrap when scrap prices are high. Some mini-mills utilize thin slab casting technology to produce flat-rolled products and are increasingly able to compete directly with integrated producers in a number of flat-rolled product applications previously produced only by integrated steelmaking.

U. S. Steel provides defined benefit pension and other postretirement benefits to approximately 142,000 retirees and their beneficiaries. Most of our other competitors do not have comparable retiree obligations.

International competitors may have lower labor costs than U.S. producers and some are owned, controlled or subsidized by their governments, artificially reducing their costs and allowing production and pricing decisions to be influenced by political, social and economic policy considerations, as well as prevailing market conditions.

Through our wholly owned operations and our share of joint ventures, we have adequate iron ore pellet production to cover a significant portion of our North American needs and have secured the remaining iron ore pellets for our North American operations through contracts. With our existing coke production facilities, the Clairton coke and Gary carbon alloy projects discussed above, the long-term coke supply agreement with Gateway and the continued use of natural gas and coal as a partial substitute for coke, we will have the capability to be self sufficient for coke in North America at normal operating levels. We also have multi-year contracts for some of our North American coking coal requirements. Our relatively balanced raw materials position in North America and limited dependence on purchased steel scrap have helped mitigate some of the volatility of our production costs.

Demand for flat-rolled products is influenced by a wide variety of factors, including but not limited to macro-economic drivers, the supply-demand balance, inventories, imports and exports, currency fluctuations, and the demand from flat-rolled consuming markets. The largest drivers of North American consumption have historically been the automotive and construction markets, which make up more than 50 percent of total sheet consumption. Other sheet consuming industries include appliance, converter, container, tin, energy, electrical equipment, agricultural, domestic and commercial equipment and industrial machinery.

USSE conducts business primarily in Europe. Like our domestic operations, USSE is affected by the cyclical nature of demand for steel products and the sensitivity of that demand to worldwide general economic conditions. The sovereign debt issues and the resulting economic uncertainties are adversely affecting markets in the European Union (EU). We are subject to market conditions in those areas, which are influenced by many of the same factors that affect U.S. markets, as well as matters specific to international markets such as quotas, tariffs and other protectionist measures.

Demand for energy related tubular products depends on several factors, most notably the number of oil and natural gas wells being drilled, completed and re-worked, the depth and drilling conditions of these wells and the drilling techniques utilized. The level of these activities depends primarily on the demand for natural gas and oil and expectations about future prices for these commodities. Demand for our tubular products is also affected by the continuing development of shale oil and gas resources, the level of production by domestic manufacturers, inventories maintained by manufacturers, distributors, and end users and by the level of new capacity and imports in the markets we serve.

Steel sheet imports to the United States accounted for an estimated 14 percent of the U.S. steel sheet market in 2012 and 13 percent of the U.S. steel sheet market in 2011 and 2010. Increases in future levels of imported steel could reduce future market prices and demand levels for steel produced in our North American facilities.

Imports of flat-rolled steel to Canada accounted for an estimated 34 percent of the Canadian market for flat-rolled steel products in 2012, 35 percent in 2011 and 40 percent in 2010.

Energy related tubular products imported into the United States accounted for an estimated 52 percent of the U.S. domestic market in 2012, 47 percent in 2011 and 46 percent in 2010.

Many of these imports have violated U.S. or Canadian trade laws. Under these laws, duties can be imposed against dumped products, which are products sold at a price that is below that producer’s sales price in its home market or at a price that is lower than its cost of production. Countervailing duties (CVD) can be imposed against products that benefited from foreign government financial assistance for the production, manufacture, or exportation of the product. For many years, U. S. Steel, other producers, customers and the USW have sought the imposition of duties and in many cases have been successful. Such duties are generally subject to review every five years and we actively participate in such review proceedings. As in the past, U. S. Steel continues to monitor unfairly traded imports and is prepared to seek appropriate remedies against such imports.

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

In response to a decision by the U.S. Court of Appeals for the Federal Circuit, legislation was enacted in the first quarter of 2012 clarifying its intent that the United States’ CVD law applies to non-market economy (NME) countries, such as China. The legislation will apply to future sunset reviews of 25 current CVD orders against NME imports of steel products (24 on Chinese products, 1 on Vietnamese products) as well as any new matters.

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

Total imports of flat-rolled carbon steel products (excluding quarto plates and wide flats) to the 27 countries currently comprising the EU were 13 percent of the EU market in 2012, 17 percent of the EU market in 2011 and 14 percent in 2010. Increases in future levels of imported steel could reduce market prices and demand levels for steel produced by USSE.

We expect to continue to experience competition from imports and will continue to closely monitor imports of products in which we have an interest. Additional complaints may be filed if unfairly-traded imports adversely impact, or threaten to adversely impact, our financial results.

U. S. Steel’s businesses are subject to numerous federal, state and local laws and regulations relating to the storage, handling, emission and discharge of environmentally sensitive materials. U. S. Steel believes that our major North American and many European and Japanese integrated steel competitors are confronted by substantially similar environmental conditions and thus does not believe that our relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on U. S. Steel’s competitive position with regard to domestic mini-mills, some foreign steel producers (particularly in developing economies such as China) and producers of materials which compete with steel, all of which may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor varies depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to our prior disposal of environmentally sensitive materials. Many of our competitors have fewer historical liabilities. For further information, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

Many nations have adopted or are considering regulation of carbon dioxide (CO2) emissions. The integrated steel process involves a series of chemical reactions involving carbon that create CO2 emissions. This distinguishes integrated steel producers from mini-mills and many other industries where CO2 generation is generally linked to energy usage. In the United States, the Environmental Protection Agency (EPA) has published rules for regulating greenhouse gas emissions for certain facilities and has implemented various reporting requirements. In a previous Congressional session, legislation regulating CO2 emissions was passed in the House of Representatives and was introduced in the Senate. We do not know what action, if any, may be taken by the current or future sessions of Congress. The EU has established greenhouse gas regulations and Canada has published details of a regulatory framework for greenhouse gas emissions. Such regulations may entail substantial costs for emission allowances, restriction of production, and higher prices for coking coal, natural gas and electricity generated by carbon-based systems. Some foreign nations such as China and India are not aggressively pursuing regulation of CO2 and integrated steel producers in such countries may achieve a competitive advantage over U. S. Steel. For further information, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

U. S. Steel is subject to foreign currency exchange risks as a result of its European and Canadian operations. USSE’s revenues are primarily in Euros and its costs are primarily in U.S. dollars and Euros. U. S. Steel Canada’s (USSC’s) revenues and costs are denominated in both Canadian and U.S. dollars. In addition, international cash requirements have been and in the future may be funded by intercompany loans, creating intercompany monetary assets and liabilities in currencies other than the functional currencies of the entities involved, which can impact income when they are remeasured at the end of each period. Prior to January 1, 2012, a $1.6 billion U.S. dollar-denominated intercompany loan from a U.S. subsidiary to a European subsidiary had significant implications for U. S. Steel as a result of foreign currency accounting remeasurement effects. Effective January 1, 2012, the functional currency of the European entity was changed from the Euro to the U.S. dollar because of significant changes in economic facts and circumstances, including the sale of USSS.

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

Gary Works, located in Gary, Indiana, has annual raw steel production capability of 7.5 million tons. Gary Works has three coke batteries, four blast furnaces, six steelmaking vessels, a vacuum degassing unit and four slab casters. Gary Works generally consumes all the coke it produces and sells coke by-products. Finishing facilities include a hot strip mill, two pickling lines, two cold reduction mills, three temper mills, a double cold reduction line, four annealing facilities and two tin coating lines. Principal products include hot-rolled, cold-rolled and coated sheets and tin mill products. Gary Works also produces strip mill plate in coil. We are constructing a carbon alloy facility at Gary Works, which utilizes an environmentally compliant, energy efficient and flexible production technology to produce a coke substitute product. The facility has a projected capacity of 500,000 tons per year. Construction of the first of two modules is complete and production started in 2012 with full production expected at the end of the third quarter of 2013. Construction of the second module is projected to be completed in the fourth quarter of 2013, with full production expected by the end of the second quarter of 2014. The Midwest Plant and East Chicago Tin are operated as part of Gary Works.

The Midwest Plant, located in Portage, Indiana, processes hot-rolled and cold rolled bands and produces tin mill products, hot dip galvanized, cold-rolled and electrical lamination sheets. Midwest facilities include a pickling line, two cold reduction mills, two temper mills, a double cold reduction mill, two annealing facilities, two hot dip galvanizing lines, a tin coating line and a tin-free steel line.

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

The Clairton Plant is comprised of ten coke batteries. Almost all of the coke we produce is consumed by U. S. Steel facilities, or swapped with other domestic steel producers. Coke by-products are sold to the chemicals and raw materials industries. We completed the construction of a technologically and environmentally advanced coke battery with a projected capacity of 960,000 tons at the Clairton Plant. Initial start-up began in November 2012 with full production expected in the first quarter of 2013.

Granite City Works, located in Granite City, Illinois, has annual raw steel production capability of 2.8 million tons. Granite City’s facilities include two coke batteries, two blast furnaces, two steelmaking vessels, two slab casters, a hot strip mill, a pickling line, a tandem cold reduction mill, a hot dip galvanizing line and a hot dip galvanizing/Galvalume® line. Granite City Works generally consumes all the coke it produces and sells coke by-products. Principal products include hot-rolled and coated sheets. Gateway constructed a coke plant, which began operating in October 2009 to supply Granite City Works under a 15 year agreement. U. S. Steel owns and operates a cogeneration facility that utilizes by-products from the Gateway coke plant to generate heat and power.

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

U. S. Steel has iron ore pellet operations located at Mt. Iron (Minntac) and Keewatin (Keetac), Minnesota with annual iron ore pellet production capability of 22.4 million tons. During 2012, 2011 and 2010 these operations produced 21.4 million, 21.1 million and 20.0 million net tons of iron ore pellets, respectively.

U. S. Steel has a 14.7 percent ownership interest in Hibbing Taconite Company (Hibbing), which is based in Hibbing, Minnesota. Hibbing’s rated annual production capability is 9.1 million tons of iron ore pellets, of which our share is about 1.3 million tons, reflecting our ownership interest. Our share of 2012, 2011, and 2010 production was 1.4 million, 1.2 million, and 1.0 million tons, respectively.

U. S. Steel has a 15 percent ownership interest in Tilden Mining Company (Tilden), which is based in Ishpeming, Michigan. Tilden’s rated annual production capability is 8.7 million tons of iron ore pellets, of which our share is about 1.3 million tons, reflecting our ownership interest. Our share of 2012 production was 1.5 million tons and our share of 2011 and 2010 production was 1.4 million tons in both years.

U. S. Steel participates in a number of additional joint ventures that are included in Flat-rolled, most of which are conducted through subsidiaries or other separate legal entities. All of these joint ventures are accounted for under the equity method. The significant joint ventures and other investments are described below. For information regarding joint ventures and other investments, see Note 9 to the Consolidated Financial Statements.

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

U. S. Steel and Kobe Steel, Ltd. of Japan participate in a 50-50 joint venture, PRO-TEC Coating Company (PRO-TEC). PRO-TEC owns and operates two hot dip galvanizing lines in Leipsic, Ohio, which primarily serve the automotive industry. PRO-TEC’s annual production capability is approximately 1.2 million tons. U. S. Steel supplies PRO-TEC with all of its requirements of cold-rolled sheets and markets all of its products. PRO-TEC is constructing a $400 million automotive continuous annealing line (CAL) at the facility, with a projected operating capability of 500,000 tons. This facility is expected to begin operations in the first half of 2013. The CAL will produce high strength, lightweight steels that are an integral component in automotive manufacturing as vehicle emission and safety requirements become increasingly stringent.

U. S. Steel and Severstal North America, Inc. participate in Double Eagle Steel Coating Company (DESCO), a 50-50 joint venture that operates an electrogalvanizing facility located in Dearborn, Michigan. The facility coats sheet steel with free zinc or zinc alloy coatings, primarily for use in the automotive industry. DESCO processes steel supplied by each partner and each partner markets the steel it has processed by DESCO. DESCO’s annual production capability is approximately 870,000 tons.

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

U. S. Steel, along with Feralloy Mexico, S.R.L. de C.V. and Mitsui & Co. (USA), Inc., participates in a joint venture, Acero Prime, S.R.L. de CV (Acero Prime). U. S. Steel has a 40 percent interest. Acero Prime has facilities in San Luis Potosi, Ramos Arizpe and Toluca, Mexico. Acero Prime provides slitting, warehousing and logistical services. Acero Prime’s annual slitting capability is approximately 385,000 tons.

USSE

USSE consists of USSK and its subsidiaries. Prior to January 31, 2012, USSE also included USSS and an equity investee. On January 31, 2012, USSS and the interest in an equity investee, were sold. See Note 4 to the Consolidated Financial Statements for further details.

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

In addition, USSK has a research laboratory, which, in conjunction with our Research and Technology Center, supports efforts in cokemaking, electrical steels, design and instrumentation, and ecology.

USSS consisted of an integrated plant in Smederevo, Serbia, which had annual raw steel production capability of 2.4 million tons. Facilities at this plant included two blast furnaces, three steelmaking vessels, two slab casters, a hot strip mill, two pickling lines, a cold reduction mill, two annealing facilities, a temper mill and a temper/double cold reduction mill. Other facilities included a tin mill in Šabac with one tin coating line, a limestone mine in Kučevo and a river port in Smederevo, all located in Serbia. Principal products included hot-rolled and cold-rolled sheets and tin mill products.

Tubular

Tubular manufactures seamless and welded OCTG, standard and line pipe and mechanical tubing.

Seamless products are produced on a mill located at Fairfield Works in Fairfield, Alabama, and on two mills located in Lorain, Ohio. The Fairfield mill has annual production capability of 750,000 tons and is supplied with steel rounds from Flat-rolled’s Fairfield Works. The Fairfield mill has the capability to produce outer diameter (O.D.) sizes from 4.5 to 9.875 inches and has quench and temper, hydrotester, threading and coupling and inspection capabilities. The Lorain mills have combined annual production capability of 780,000 tons and use steel rounds supplied by Fairfield Works and external sources. Lorain #3 Mill has the capability to produce O.D. sizes from 10.125 to 26 inches and has quench and temper, hydrotester, cutoff and inspection capabilities. Lorain #4 Mill has the capability to produce O.D. sizes from 1.9 to 4.5 inches and has quench and temper, hydrotester, threading and coupling and inspection capabilities for OCTG casing and uses Tubular Processing Services in Houston for oil field production tubing finishing. In August of 2011, Lorain Tubular Operations commissioned its new #6 Mill quench and temper line, which is able to heat treat O.D. sizes from 2.375 to 7.625 inches, and also installed hydrotester, threading and coupling, and inspection stations.

Texas Operations, located in Lone Star, Texas, manufactures welded OCTG, standard and line pipe and mechanical tubing products. Texas Operations #1 Mill has the capability to produce O.D. sizes from 7 to 16 inches. Texas Operations #2 Mill has the capability to produce O.D. sizes from 1.088 to 7.15 inches. Both mills have quench and temper, hydrotester, threading and coupling and inspection capabilities. Bellville Operations, in Bellville, Texas, manufactures welded tubular products primarily for OCTG with the capability to produce O.D. sizes from 2.375 to 4.5 inches and has limited hydrotester and cutoff capabilities and uses Tubular Processing Services in Houston for oil field production tubing finishing. Texas Operations and Bellville Operations have combined annual production capability of 1.0 million tons and are supplied with hot rolled bands from Flat-rolled’s facilities.

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

U. S. Steel, POSCO and SeAH Steel Corporation, a Korean manufacturer of tubular products, participate in United Spiral Pipe LLC which owns and operates a manufacturing facility in Pittsburg, California with annual production capability of 300,000 tons of spiral welded tubular products with O.D. product sizes ranging from 24 to 60 inches. U. S. Steel and POSCO each hold a 35-percent ownership interest in the joint venture, with the remaining 30-percent ownership interest being held by SeAH.

We have a 10,000 square foot Innovation & Technology Center in Houston, Texas. The complex houses exhibits for six areas of interest, an amphitheater, two conference rooms and a lab-themed meeting room. Designed to serve as a training and education center for both internal and external audiences, the facility hosts events such as customer lunch-and-learn sessions, industry association meetings and employee trainings.

In December 2012, U. S. Steel and Butch Gilliam Enterprises LLC formed a new joint venture, Patriot Premium Threading Services located in Midland, Texas, which provides tubular accessory threading and repair services, in addition to rig site services to exploration and production companies located principally in the Permian Basin.

Other Businesses

U. S. Steel’s Other Businesses include transportation services (railroad and barge operations) and real estate operations.

U. S. Steel owns the Gary Railway Company in Indiana; Lake Terminal Railroad Company and Lorain Northern Company in Ohio; Union Railroad Company and McKeesport Connecting Railroad Company in Pennsylvania; Fairfield Southern Company, Inc. and Warrior and Gulf Navigation Company, both located in Alabama; Delray Connecting Railroad Company in Michigan and Texas & Northern Railroad Company in Texas; all of which comprise U. S. Steel’s transportation business. On February 1, 2012, U. S. Steel completed the sale of the majority of operating assets of Birmingham Southern Railroad Company and the Port Birmingham Terminal. On December 21, 2010, U. S. Steel sold all of the operating assets of Mobile River Terminal Company Inc., and certain assets of Warrior and Gulf Navigation Company. See Note 4 to the Consolidated Financial Statements for further information. McKeesport Connecting Railroad Company merged into Union Railroad Company effective January 1, 2013.

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

Raw Materials and Energy

As an integrated producer, U. S. Steel’s primary raw materials are iron units in the form of iron ore pellets and sinter ore, carbon units in the form of coal and coke (which is produced from coking coal) and steel scrap. U. S. Steel’s raw materials supply strategy consists of acquiring and expanding captive sources of these primary raw materials and entering into flexible supply contracts for certain raw materials at competitive market prices which are subject to fluctuations based on market conditions at the time.

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

Carbon Strategy

Our carbon strategy in North America is to achieve the lowest cost fuel rate to produce hot metal in our blast furnaces. We have made investments in new facilities at Clairton and Gary to become self-sufficient in coke and to eliminate the need to purchase merchant market coke. We have aggressively worked to adjust our coal blends that feed our coke batteries in order to use lower cost coals. We also have increased the natural gas injection capabilities on our blast furnaces to utilize the abundant supply of competitively priced natural gas. This strategy has improved our flexibility to use the lowest cost combination of coke, injection coal, and natural gas in our blast furnaces to achieve the lowest cost fuel rate in a dynamic pricing environment.

Iron Ore

The iron ore facilities at Minntac and Keetac contain an estimated 833 million short tons of recoverable reserves and our share of recoverable reserves at the Hibbing and Tilden joint ventures is 55 million short tons. Recoverable reserves are defined as the tons of product that can be used internally or delivered to a customer after considering mining and beneficiation or preparation losses. Minntac and Keetac’s annual capability and our share of annual capability for the Hibbing and Tilden joint ventures total approximately 25 million tons. Through our wholly owned operations and our share of joint ventures, we have adequate iron ore pellet production to cover a significant portion of our North American needs and have secured the remaining iron ore pellets through contracts. Over the longer term, we are considering an expansion of our iron ore pellet operations at our Keetac facility, which would increase our production capability by approximately 3.6 million tons thereby increasing our iron ore self-sufficiency. Final permitting for the expansion was completed in December 2011. The total cost of this project as currently conceived is broadly estimated to be approximately $820 million. Smaller projects are also being considered at Minntac and Keetac that could increase production in future years.

Lower than anticipated operating levels in 2011 and contractual obligations to purchase iron ore pellets resulted in excess inventory levels at the end of 2011 and 2012. A portion of the excess iron ore pellets were sold on the global market throughout 2012. Depending on our production requirements, inventory levels and other factors we may sell additional pellets in the future.

Substantially all of USSE’s iron ore requirements are purchased from outside sources, primarily Russian and Ukrainian mining companies. However, in prior years, USSE has also received iron ore from U. S. Steel’s iron ore facilities in North America. We believe that supplies of iron ore, adequate to meet USSE’s needs, are available at competitive market prices.

Coking Coal

All of U. S. Steel’s coal requirements for our cokemaking facilities are purchased from outside sources. U. S. Steel has entered into multi-year contracts for a portion of Flat-rolled’s coking coal requirements. Prices for these North American contracts for 2013 are set at what we believe are competitive market prices. Prices in subsequent years will be negotiated in accordance with contractual provisions on an annual basis at prevailing market prices.

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

Coke

In North America, the Flat-rolled segment operates cokemaking facilities at the Clairton Plant of Mon Valley Works, Gary Works, Granite City Works, Hamilton Works and Lake Erie Works. At our Granite City Works, we have a 15 year coke supply agreement with Gateway, which began in 2009. In Europe, the USSE segment operates cokemaking facilities at USSK. Blast furnace injection of coal, natural gas and self-generated coke oven gas is also used to reduce coke usage. The decrease in coke production in 2009 resulted from the temporary idling of cokemaking facilities at the Clairton Plant, Granite City Works, Hamilton Works and Lake Erie Works for part of the year as well as the permanent shut down of three coke batteries at the Clairton Plant. In 2010, we restarted the facilities that were idled in 2009, resulting in an increase in coke production. We have taken a number of steps to ensure long-term access to high quality coke for our blast furnaces as further described in “Item I, Business, Capital Projects and Other Investments”.

With Flat-rolled’s cokemaking facilities and the Gateway long-term supply agreement, it has the capability to be self-sufficient with respect to its annual coke requirements at normal operating levels. To the extent that it is necessary or appropriate, considering existing needs and/or applicable transportation costs, coke is purchased from, sold to, or swapped with suppliers and other end-users.

With the sale of USSS, USSE has the capability to be self-sufficient for coke at normal operating levels.

Steel Scrap and Other Materials

We believe that supplies of steel scrap and other alloy and coating materials required to fulfill the requirements for Flat-rolled and USSE are available from outside sources at competitive market prices. Generally, approximately 40 percent of our steel scrap requirements are internally generated through normal operations.

Limestone

All of Flat-rolled’s limestone requirements are purchased from outside sources. We believe that supplies of limestone, adequate to meet Flat-rolled’s needs, are readily available from outside sources at competitive market prices.

USSE’s limestone requirements are purchased from outside sources. We believe that supplies of limestone, adequate to meet USSE’s needs, are available from outside sources at competitive market prices.

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

We believe that supplies adequate to meet Flat-rolled’s needs are available at competitive market prices. In order to partially manage our exposure to natural gas price increases, we routinely execute fixed-price forward physical purchase contracts for natural gas. During 2012, about 60 percent of our natural gas purchases in Flat-rolled were based on bids solicited on a monthly basis from various vendors; the remainder was made daily or with term agreements or with fixed-price forward physical purchase contracts.

We believe that supplies adequate to meet USSE’s needs are normally available at competitive market prices.

Both Flat-rolled and USSE use self-generated coke oven and blast furnace gas to reduce consumption of natural gas.

Industrial Gases

U. S. Steel purchases its industrial gas requirements under long-term contracts with various suppliers.

Commercial Sales of Product

U. S. Steel characterizes sales as contract sales if sold pursuant to an agreement with a defined volume and pricing and a duration of longer than three months, and as spot if sold without a defined volume and pricing agreement. In 2012, approximately 68 percent, 43 percent and 11 percent of sales by Flat-rolled, USSE and Tubular, respectively, were contract sales. Some contract pricing agreements include fixed price while others are adjusted periodically based upon published prices of steel products or cost components. U. S. Steel does not consider sales backlog to be a meaningful measure since volume commitments in most contracts are based on each customer’s specific periodic requirements.

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

USSC is subject to the environmental laws of Canada, which are comparable to environmental standards in the United States. Environmental regulation in Canada is an area of shared responsibility between the federal government and the provincial governments, which in turn delegate certain matters to municipal governments. Federal environmental statutes include the federal Canadian Environmental Protection Act and the Fisheries Act. Various Ontario statutes regulate environmental matters such as releases to air and water remediation of hazardous substances; waste storage, treatment and disposal. As in the United States, Canadian environmental laws (federal, provincial and local) are undergoing revisions and becoming increasingly stringent.

USSK is subject to the environmental laws of Slovakia and the EU. A related law of the EU commonly known as Registration, Evaluation, Authorization and Restriction of Chemicals, Regulation 1907/2006 (REACH) requires the registration of certain substances that are produced in the EU or imported into the EU. Although USSK is currently compliant with REACH, this regulation is becoming increasingly stringent. Slovakia is also currently considering a law implementing an EU Waste Framework Directive that would more strictly regulate waste disposal and increase existing fees for waste disposed of in landfills including privately owned landfills. The intent of the waste directive is to encourage recycling and because Slovakia has not adopted implementing legislation, we cannot estimate the full financial impact of this prospective legislation at this time.

The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BATs) to reduce environmental impacts as well as compliance with BAT associated emission levels. It contains operational requirements for air emissions, waste water discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Producers will be required to be in compliance with the iron and steel BAT by March 8, 2016. We are currently evaluating the costs of complying with BAT, but our most recent broad estimate of likely capital expenditures is approximately $400 million over the 2013 to 2016 period. We are currently investigating the possibility of obtaining EU grants to fund a portion of those capital expenditures. We also believe there will be increased operating costs, such as increased energy and maintenance costs, but we are currently unable to reliably estimate this amount.

U. S. Steel has incurred and will continue to incur substantial capital, operating and maintenance and remediation expenditures as a result of environmental laws and regulations, which in recent years have been mainly for process changes in order to meet CAA obligations and similar obligations in Europe and Canada. In the future, compliance with CO2 emission requirements may include substantial costs for emission allowances, restriction of production and higher prices for coking coal, natural gas and electricity generated by carbon based systems. Since it is difficult to predict what requirements will ultimately be imposed in the United States, Canada and Europe, it is difficult to estimate the likely impact on U. S. Steel, but it could be substantial. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of U. S. Steel’s products and services, operating results will be reduced. U. S. Steel believes that our major North American and many European integrated steel competitors are confronted with substantially similar conditions and thus does not believe that its relative position with regard to such competitors will be materially affected by the impact of environmental laws and regulations. However, if the final requirements do not recognize the fact that the integrated steel process involves a series of chemical reactions involving carbon that create CO2 emissions, our competitive position relative to mini mills will be adversely impacted. Our competitive position compared to producers in developing nations, such as China and India, will be harmed unless such nations require commensurate reductions in CO2 emissions. Competing materials such as plastics may not be similarly impacted. The specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to former and present operating locations and disposal of environmentally sensitive materials. Many of our competitors, including North American producers, or their successors, that have been the subject of bankruptcy relief have no or substantially lower liabilities for such matters.

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

In Utility Air Regulatory Group v. EPA, No. 11-1037 (consolidating various challenges); and Texas v. EPA, No. 10-1425, the U.S. Court of Appeals for the District of Columbia issued an opinion essentially upholding the EPA’s greenhouse gas authority. The court rejected challenges to the endangerment finding, giving the EPA authority to regulate greenhouse gases under the CAA on the basis that they pose a risk to human health. The court also rejected arguments by petitioners to dismiss inclusion of greenhouse emissions under the tailpipe rule, giving the EPA the authority to regulate greenhouse gas emissions from mobile sources and triggering regulation for stationary sources. The court dismissed challenges to the timing and tailoring rules citing that it lacked jurisdiction to decide the case on its merits since none of the petitioners had legal standing to challenge the timing and tailoring rules. Finally, the court declined to decide challenges to other State Implementation Plan (SIP) related rules issued by the EPA regarding greenhouse gas, stating that it also lacked jurisdiction over these SIP related rules. The rules are being challenged in different tribunals.

The EU has established greenhouse gas regulations for the EU member states, while in Canada, a regulatory framework for greenhouse gas emissions has been published, details of which are discussed below. International negotiations to supplement and eventually replace the 1997 Kyoto Protocol are ongoing.

Since 2009, the federal government has committed to reducing Canada’s total greenhouse gas emissions by 17 percent from 2005 levels by 2020. The Ontario government has committed to its own greenhouse gas emission reduction targets for the province. This plan announced greenhouse gas emission reduction targets of six percent below 1990 levels by 2014, 15 percent below 1990 levels by 2020 and 80 percent below 1990 levels by 2050.

If federal or provincial greenhouse gas reduction legislation for the steel sector becomes law in Canada, it could have economic and operational consequences for U. S. Steel. At the present time, it is not possible to estimate the timing or impact of these or other future government actions on U. S. Steel.

The EPA has classified greenhouse gases such as CO2 as harmful gases. Under this premise, it has implemented a greenhouse gas emission monitoring and reporting requirement for all facilities emitting 25,000 metric tons or more per year of carbon dioxide, methane and nitrous oxide in CO2 equivalent quantities. In accordance with EPA greenhouse gas emissions reporting requirements, reports for the year 2011 were completed and submitted for all required facilities by the March 31, 2012 deadline. As with previous year’s reporting, fourteen facilities submitted reports including Gary Works, East Chicago Tin, Midwest Plant, Clairton Plant, Edgar Thomson Plant, Irvin Plant, Fairless Plant, Fairfield Sheet, Fairfield Tubular, Granite City Works, Great Lakes Works, Lorain, Minntac and Keetac. The Texas Operations is the only significant operation not required to report as its emissions were well below the 25,000 ton reporting threshold.

New requirements were adopted in 2011 related to monitoring and reporting of greenhouse gas emissions for vacuum degassing (decarburization), and methane emissions from on-site landfills. Facilities for which greenhouse gas emissions from decarburization were determined and reported included Gary Works, Great Lakes Works, and the Edgar Thomson Plant. Calculation of landfill methane emissions from U. S. Steel facilities were completed earlier this year. New provisions for incorporating electronic reporting of on-site landfill methane emissions were added in 2012 enabling those subject to the rule to report greenhouse gas emissions from on-site landfills for 2011.

As with previous year’s reports, the EPA intends to make this information publicly available from all facilities.

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

In July 2008, Slovakia granted USSK CO2 emission allowances as part of the national allocation plan for the 2008 to 2012 trading period (NAP II) approved by the European Commission. USSK was allocated sufficient allowances for the NAP II period and did not have to purchase additional allowances. During the years ended December 31, 2012, 2011 and 2010, USSK entered into transactions to sell and swap a portion of our emissions allowances and recognized gains of $10 million, $22 million and $7 million, respectively.

In December 2010, Slovakia enacted an 80 percent tax on excess emission allowances registered in 2011 and 2012. U. S. Steel recorded expense of $14 million for the year ended December 31, 2011. The law was changed to eliminate the tax for 2012.

For the period after 2012, the ETS will employ centralized allocation, rather than national allocation plans, that are expected to be more stringent than the current requirements. The new ETS also includes a cap designed to achieve an overall reduction of greenhouse gases for the ETS sectors of 21 percent in 2020 compared to 2005 emissions and auctioning as the basic principle for allocating emissions allowances, with some transitional free allocation provided on the basis of benchmarks for manufacturing industries under risk of carbon leakage. Manufacturing of sinter, coke oven products, basic iron and steel, ferro-alloys and cast iron tubes have all been recognized as exposing companies to a significant risk of carbon leakage, but the new ETS is still expected to lead to additional costs for steel companies in Europe. We cannot reliably estimate the future market value of CO2 emission allowances and the cost of complying with the new ETS at this time.

For further information, see “Item 1A. Risk Factors,” “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

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

The principal impact of the MACT standards on U. S. Steel operations includes those that are specific to cokemaking, ironmaking, steelmaking and iron ore processing. In addition, in December 2012, the EPA reissued Boiler MACT regulations, which impose standards and limitations for fuels, including coke oven gas, used in boilers and process heaters and their resulting emissions at U. S. Steel facilities. Because the rule was signed in late December, has not yet been published in the Federal Register and is currently being evaluated, the impact of the anticipated Boiler MACT rule upon U. S. Steel cannot be estimated at this time. According to the rule, compliance with the Boiler MACT standards, with regards to fuel specifications or emission limits, is required within three years of the final published rule, which is expected by early 2016.

In September 2011, the EPA sent U. S. Steel’s integrated steel facilities Information Collection Requests for information regarding emissions from various iron and steel operations to be used in a new Iron and Steel MACT rule. The current or existing Iron and Steel MACT rule is subject to a legal challenge by the Sierra Club. In June 2010, the United States Court of Appeals for the District of Columbia Circuit granted the EPA’s motion for voluntary remand of the Iron and Steel MACT. As a result, while the existing standards are still in effect, the EPA anticipates promulgating new Iron and Steel MACT rules in response to the challenge by the Sierra Club. Because the EPA is currently reviewing industry information and data that it received pursuant to its information collection requests that would be used in determining the new standards, the anticipated impact of the new Iron and Steel MACT rules upon U. S. Steel cannot be estimated at this time.

U. S. Steel’s cokemaking facilities are subject to two categories of MACT standards. The first category applies to emissions from the pushing and quenching processes. The EPA was required to make a risk-based determination for pushing and quenching emissions, but is currently working on an Information Request to determine whether additional emissions reductions are necessary. The EPA expects to issue information collection requests in 2013. Since the EPA has yet to publish or propose any residual risk standards for cokemaking facilities, the impact if any, on U. S. Steel cannot be estimated at this time. The second category of MACT standards pertaining to cokemaking facilities applies to emissions from charging, coke oven battery tops and coke oven doors. With regard to these standards, U. S. Steel chose to install more stringent controls than MACT standards require on some of its batteries, called Lowest Achievable Emissions Reductions (LAER). Such LAER batteries are not required to comply with certain residual risk standards until 2020. Because the scope of these anticipated changes are distant and relatively uncertain, the magnitude of the impact of these anticipated changes on U. S. Steel cannot be estimated at this time.

The CAA also requires the EPA to develop and implement National Ambient Air Quality Standards (NAAQS) for criteria pollutants, which include, among others, particulate matter – consisting of PM10 and PM2.5, lead carbon monoxide, nitrogen dioxide, sulfur dioxide, and ozone. In 1997, the EPA established 24-hour and annual standards for fine particles that are less than 2.5 micrometers in size and in 2006, the EPA tightened the 24-hour standard but retained the annual standard. In response to a legal challenge to the EPA’s 2006 PM2.5 rule making in which the U.S. Court of Appeals for the District of Columbia remanded the primary annual standard to the EPA, on December 14, 2012, the EPA lowered the annual standard for PM2.5 from 15 ug/m3 to 12 ug/m3, and retained the PM2.5 24-hour and PM10 NAAQS rules. U. S. Steel could face increased capital, operating and compliance costs related to reductions of PM2.5 from affected sources. At this time, the anticipated impacts on U. S. Steel cannot be estimated, because the EPA must first determine area designations by December 2014, which would become effective in early 2015. SIPs would be due to the EPA in 2018, and compliance with the standard would generally be required by 2020, with possible extensions to 2025.

States were required to demonstrate compliance with the 1997 fine particle standard by April 2010, unless the EPA granted the state or local jurisdiction an extension, which could be granted through April 2015. Many states and jurisdictions in which U. S. Steel operates received a five year extension, requiring that the area demonstrate compliance by April 2015. In addition, since the annual standard has been lowered, as disclosed in the remand noted above, some states may be required to modify their SIPs to meet the new standard, which could result in additional capital, operating and compliance costs to U. S. Steel.

On December 22, 2008, the EPA designated areas in which U. S. Steel operates as “nonattainment” and “unclassified/attainment” for the 2006 fine particle standard. SIPs for the 2006 24-hour standard were due December 14, 2012, with attainment demonstrations with the 2006 standard expected to be made sometime between 2014 and 2019, unless an extension is granted pursuant to the CAA.

It is not possible to estimate the magnitude of any costs associated with the SIPs for the 2006 24-hour standard or the remand of the annual standard since the state and federal agencies are still developing regulations for the programs and implementation for the 2006 24-hour standard.

In response to a legal challenge to the 2008 standards, in 2010, the EPA voluntarily proposed to lower the ground level ozone air quality standards, which could affect sources of nitrogen oxide and volatile organic compounds, including coke plants, and iron and steel facilities. However, in 2011, the EPA withdrew the proposed rule. The EPA has advised the regulated community that it would move forward with implementation of the 2008 standard. States must submit SIPs outlining how they will reduce pollution to meet the standards by a date that is no later than three years after the EPA’s final designations. Since the EPA has made such designations in 2012, states SIPs are due no later than 2015. States are required to meet the standards by deadlines that may vary based on the severity of the problem in the area. It is anticipated the ozone NAAQS revisions could result in significant costs to U. S. Steel; however, it is not possible to estimate the magnitude of these costs at this time since any implementation requirements will not be known until after areas are designated and SIPs are developed.

In 2010, the EPA retained the annual nitrogen dioxide NAAQS standard, but created a new 1-hour NAAQS and established new data reduction and monitoring requirements. While the EPA has classified all areas as being in attainment or unclassifiable, it is requiring implementation of a network of monitoring stations to assess air quality. Until the network is implemented and further designations are made, the impact on operations at U. S. Steel facilities cannot be estimated at this time.

Also in 2010, the EPA revised the primary sulfur dioxide standard by establishing a new 1-hour standard at a level of 75 parts per billion. In the rulemaking, the EPA also revoked the two previously existing primary standards of 140 parts per billion for 24-hour periods, and the annual standard of 30 parts per billion. While it is expected that compliance with the new standard could result in additional capital expenditures in the coming years, since the EPA has not yet made area designations with regards to the new 1-hour NAAQS for sulfur dioxide and states have not yet begun preparing implementation plans, the impact on current operations at U. S. Steel facilities cannot be estimated at this time.

For additional information regarding significant enforcement actions, capital expenditures and costs of compliance, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

Water

U. S. Steel maintains discharge permits as required under the National Pollutant Discharge Elimination System (NPDES) program of the CWA, and conducts our operations to be in compliance with such permits. For additional information regarding enforcement actions, capital expenditures and costs of compliance, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

Solid Waste

U. S. Steel facilities generate solid and hazardous wastes regulated by RCRA. Each state also regulates solid and hazardous waste activities by local statute. In addition to regulating waste handling and disposal practices, these Federal and State statutes also regulate the environmental remediation of some prior waste disposal operations, the recycling of wastes and the operation and maintenance of waste storage tanks. RCRA Corrective Action, a mandatory remediation program required by Federal law and related to past waste disposal activities as well as State mandated programs similar to RCRA Corrective Action, are discussed below under “Remediation.” Slovakia is considering legislation implementing an EU Directive, which is expected to increase existing fees upon USSK for the use of its landfill. Because the legislation has not yet been adopted, the impact on operations at USSK facilities cannot be estimated at this time. For additional information regarding significant enforcement actions, capital expenditures and costs of compliance, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

Remediation

A significant portion of U. S. Steel’s currently identified environmental remediation projects relate to the remediation of former and present operating locations. A number of these locations are no longer owned or operated by U. S. Steel and are subject to cost sharing and remediation provisions in the sales agreements. Projects include remediation of the former Geneva Works, the former Duluth Works, ground water issues at Gary Works and the closure of permitted hazardous and non-hazardous waste landfills.

U. S. Steel is also involved in a number of remedial actions under CERCLA, RCRA and other federal and state statutes, particularly third party waste disposal sites where disposal of U. S. Steel-generated material occurred, and it is possible that additional sites will be identified that require remediation. For additional information regarding remedial actions, capital expenditures and costs of compliance, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

Property, Plant and Equipment Additions

For property, plant and equipment additions, including capital leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Cash Flows and Liquidity – Cash Flows” and Note 10 to the Consolidated Financial Statements.

Employees

As of December 31, 2012, U. S. Steel had approximately 26,000 employees in North America and approximately 13,000 in Europe.

Most hourly employees of U. S. Steel’s flat-rolled, tubular, cokemaking and iron ore pellet facilities in the United States are covered by collective bargaining agreements with the USW entered into effective September 1, 2012 (the 2012 Labor Agreements) that expire on September 1, 2015. The 2012 Labor Agreements provided for a $2,000 lump sum payment that was paid to each covered active USW member in October of 2012 and an additional lump sum payment of $500, to each covered USW member active on April 15, 2014. Employees will receive a 2 percent wage increase effective September 1, 2013 and a 2.5 percent wage increase effective January 1, 2015.

The 2012 Labor Agreements also provide for pension and other benefit adjustments for current and future retirees and modifications to the profit sharing plan beginning in 2013 (see Note 16 to the Consolidated Financial Statements). U. S. Steel made voluntary contributions of $140 million to our main domestic defined benefit pension plan in both 2012 and 2011. In addition, we made a $75 million contribution in 2012 to a restricted account within our trust for represented retiree health care and life insurance benefits as required by collective bargaining agreements. U. S. Steel is similarly required to make $75 million contributions to that trust account during each annual period from 2013 to 2015.

At USSC, the collective bargaining agreement with the USW covering employees at Lake Erie Works expires in April 2013. The collective bargaining agreement with the USW covering employees at Hamilton Works expires in October 2014. All of the agreements in North America contain no-strike clauses.

In Europe, most represented employees at USSK are represented by the OZ Metalurg union and are covered by an agreement that expires at the end of December 2014.

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

U. S. Steel does not intend to incorporate into this document the contents of any website or the documents referred to in the immediately preceding paragraph.

Other Information

Information on net sales, depreciation, capital expenditures and income from operations by reportable segment and for Other Businesses and on net sales and assets by geographic area are set forth in Note 3 to the Consolidated Financial Statements.

For significant operating data for U. S. Steel for each of the last five years, see “Five-Year Operating Summary (Unaudited)” on pages F-61 and F-62.

Item 1A. RISK FACTORS

Risk Factors Related to the Challenging Regional and Global Economic Conditions

All segments of our business continue to be impacted by the challenging economic conditions that began with the global economic recession in 2008. U. S. Steel cannot predict the duration of the difficult economic conditions and the trajectory of the recovery but both will have a significant impact on U. S. Steel both regionally and globally.

U. S. Steel and its end-product markets continue to be impacted by challenging economic and political conditions.

The global economic recession that began in 2008 resulted in significantly lower demand and decreased profitability across all of our segments and major markets. According to published sources, apparent steel consumption in the United States and Canada have shown slight improvement in each of the last 3 years, but consumption remains below levels experienced in the period from 2003 – 2007. In Europe, steel consumption has recovered at a slower pace and little, if any, improvement is forecasted for 2013.

While some of our end customer markets supplied by our Flat-rolled and USSE segments saw modest recoveries during 2011 and 2012, others, such as construction, remain depressed. Our tubular business is heavily dependent upon the level of oil and natural gas drilling activity in the United States. Lower natural gas prices in 2012 resulted in less natural gas drilling. Since our Flat-rolled segment supplies the majority of the substrate used by our Tubular segment, any decrease in Tubular demand also adversely affects our Flat-rolled segment. Our operating levels and prices may remain at depressed levels until demand increases.

The ongoing EU sovereign debt crisis and economic declines in EU markets have affected product demand and prices for USSE. Should conditions worsen in these markets, product demand and pricing may further deteriorate. While USSE does not directly or indirectly hold any sovereign debt investments, dissolution and replacement of the Euro currency and the potential reintroduction of individual EU currencies could further adversely impact USSE and expose USSE to increased foreign exchange risk.

Ongoing domestic fiscal issues have adversely affected product demand as many customers are deferring major capital investment projects until there is clear direction surrounding these uncertainties. The ultimate outcome of these matters may also adversely affect our costs.

Domestic monetary policy, particularly the quantitative easing and the suppression of interest rates by the Federal Reserve, can have significant impacts on U. S. Steel. Continued suppression of interest rates may negatively affect certain calculations for our defined benefit pension and retiree medical obligations, which are discussed in more detail below. An eventual increase in interest rates may increase our borrowing costs. Changes in monetary policy may also affect our customers and suppliers in ways that may be detrimental to U. S. Steel.

China and certain other steel markets were affected less by the global recession and have rebounded more quickly in some cases to, and even beyond 2008 levels. As a result, steel production serving these markets has increased, which has caused prices for iron ore, metallurgical coal and other raw materials to increase. This development has caused, and may continue to cause, our costs to increase regardless of the state of recovery in our end markets.

U. S. Steel may face increased risks of customer and supplier defaults.

As the economy continues to recover, our customers and suppliers have been forced to increase their working capital. We believe some of our customers and suppliers may not have sufficient credit available to them, which could reduce orders and delay payments from customers, resulting in increased customer defaults and cause our suppliers to delay filling, or to be unable to fill, our needs.

U. S. Steel’s joint ventures and other equity investees are also being affected by ongoing challenging economic conditions.

U. S. Steel’s joint ventures and other equity affiliates are also engaged in the production of steelmaking, procurement of raw materials and finishing of flat-rolled and tubular products. As such, they face many of the same issues we do. Since these entities are smaller than U. S. Steel, they may have fewer resources available to them to respond to ongoing challenging economic conditions. Since the other participants in these joint ventures face many of the same issues, their ability to make capital contributions or do business with these ventures may also be reduced.

Risk Factors Concerning the Steel Industry

Worldwide overcapacity and excess supply in the steel industry may negatively affect the profitability of steel producers, including U. S. Steel.

The steel industry has historically been characterized by excess global capacity and supply, which has led to substantial price decreases during periods of economic recession. There has also been a pattern of worldwide capacity increases, which have been in excess of the growth in demand of steel products during periods when steel markets are stronger. Continued excess capacity, especially in developing, non-market economies such as China, will potentially result in an over-supply of steel causing downward pricing pressures, which may further reduce our domestic market share, profitability and financial results.

Imports of tubular products to the United States have continued to increase over the past several years. As foreign and other domestic producers increase their capacity and the availability of tubular products through importation and the construction of new manufacturing facilities in the United States, supply of certain energy related tubular products to the domestic markets we serve will increase and may adversely affect our market share, profit margins, operating results and financial position.

The steel industry is highly cyclical, which can potentially have an adverse effect on our operations.

Steel consumption is highly cyclical and generally follows economic and industrial conditions both worldwide and in regional markets. As the overall North American economy continues to recover, we have experienced shorter business cycles with durations measured in months rather than the traditional multi-year cycles. This volatility makes it difficult to balance the procurement of raw materials and energy with our steel production and customer product demand and can negatively impact our operations.

We face increased competition from alternative materials, which could impact the price of steel and adversely affect our profitability and cash flow.

As a result of increasingly stringent regulatory requirements, designers, engineers and industrial manufacturers, especially those in the automotive industry, are increasing their use of lighter weight and alternative materials, such as aluminum, composites, plastics and carbon fiber in their products. Increased government incentives and requirements for the use of such materials to meet regulatory requirements could reduce the demand for steel products, which could potentially reduce our profitability and cash flows.

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

Steel sheet imports to the United States accounted for an estimated 14 percent in 2012 and 13 percent of the U.S. steel sheet market in 2011 and 2010. Imports of energy related tubular products to the United States remain at high levels and accounted for an estimated 52 percent in 2012, 47 percent in 2011 and 46 percent in 2010. Foreign competitors may have lower labor costs, and some are owned, controlled or subsidized by their governments, which allows their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions.

Imports of flat-rolled steel to Canada accounted for an estimated 34 percent of the Canadian market for flat-rolled steel products in 2012, 35 percent in 2011 and 40 percent in 2010.

Total imports of flat-rolled carbon steel products to the EU27 (the 27 countries currently comprising the EU) were 13 percent of the EU market in 2012, 17 percent in 2011 and 14 percent in 2010.

Increases in future levels of imported steel to North America and Europe could reduce future market prices and demand levels for steel products produced in those markets.

We have been and continue to be adversely affected by violations of international trade laws.

Imports into the United States, Canada and the EU have often violated the international trade laws of these jurisdictions. While in some cases, U. S. Steel and others have been successful in obtaining relief under these laws, in other circumstances, relief has been denied. When received, such relief is generally subject to automatic or discretionary review, rescission or reduction. There can be no assurance that any such relief will be obtained or continued in the future or that such relief as obtained will be adequate. Since the DOC is a cabinet level department and the ITC is headed by Commissioners nominated by the President and confirmed by the Senate, there may be political factors that reduce the level of protection against violation of international trade laws. There is also a risk that international bodies such as the World Trade Organization or judicial bodies in the United States, Canada or the EU may change their interpretations of these laws in ways unfavorable to U. S. Steel.

Limited availability of raw materials and energy may constrain operating levels and reduce profit margins.

U. S. Steel and other steel producers have periodically been faced with problems in obtaining sufficient raw materials and energy in a timely manner due to delays, defaults or force majeure events by suppliers, shortages or transportation problems (such as shortages of barges, ocean vessels, rail cars or trucks, or disruption of rail lines, waterways or natural gas transmission lines), resulting in production curtailments. As a result, we may be exposed to risks concerning pricing and availability of raw materials from third parties. As other areas of the world have recovered faster than North America and Europe, raw materials demand and prices have increased. USSE purchases substantially all of its iron ore and coking coal requirements from outside sources. USSE is also dependent upon availability of natural gas produced in Russia and transported through Ukraine. Any curtailments and escalated costs may further reduce profit margins.

If our newly constructed coke battery or our carbon alloy facility, currently under various stages of start-up and construction, do not produce the anticipated quality or volume of products, we may become dependent upon purchased coke as some of our existing batteries are approaching the end of their useful lives.

Environmental compliance and remediation could result in substantially increased capital requirements and operating costs.

Steel producers in the United States, along with their customers and suppliers, are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. Steel producers in the EU are also subject to similar laws. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Environmental laws and regulations, particularly the CAA, could result in substantially increased capital, operating and compliance costs.

International environmental requirements vary. While standards in the EU, Canada and Japan are generally comparable to U.S. standards, other nations, particularly China, have substantially lesser requirements that may give competitors in such nations a competitive advantage.

Greenhouse gas policies could negatively affect our results of operations and cash flows.

The integrated steel process involves a series of chemical reactions involving carbon that create CO2. This distinguishes integrated steel producers from mini-mills and many other industries where CO2 generation is generally linked to energy usage. In the United States, the EPA has published rules for regulating greenhouse gas emissions for certain facilities and has implemented various reporting requirements. In a previous Congressional session, legislation regulating CO2 emissions was passed in the House of Representatives and introduced in the Senate. We do not know what action, if any, may be taken by the current or future sessions of Congress. The EU has established greenhouse gas regulations and Canada has published details of a regulatory framework for greenhouse gas emissions. For a discussion of these, see “PART I – Business – Environmental Matters.” We cannot predict the final requirements that may be adopted in the United States and Canada, or the form of future actions that may be taken by the EU; however, such actions could entail substantial costs for emission allowances, restriction of production and higher prices for coking coal, natural gas and electricity generated by carbon based systems. This could have a negative effect on results of our operations and cash flows. Since mini-mill production does not involve the same chemical reactions as integrated production, mini-mills may have a competitive advantage. Additionally, since China and many other developing nations have not instituted greenhouse gas regulations, and since past international agreements such as the Kyoto Protocol provided exemptions and lesser standards for developing nations, we may be at a competitive disadvantage with certain foreign steel producers. Many of our customers in the United States, Canada and Europe may experience similar impacts, which could result in decreased demand and lower prices for our products.

Risk Factors Concerning U. S. Steel Legacy Obligations

Our retiree health care and retiree life insurance plan costs, most of which are unfunded obligations, and our pension plan costs in North America are higher than those of many of our competitors. These plans create a competitive disadvantage and negatively affect our results of operations and cash flows.

We maintain retiree health care and life insurance and defined benefit pension plans covering many of our North American employees and former employees upon their retirement. As of December 31, 2012, approximately 142,000 current employees, retirees and beneficiaries are participating in the plans to receive pension and/or healthcare and life insurance benefits. At December 31, 2012, on an accounting basis, U. S. Steel’s retiree medical and life insurance plans were underfunded by $2.2 billion and our pension plans were underfunded by $2.7 billion.

Most of our employee benefits are subject to collective bargaining agreements and will be subject to future negotiations. About two thirds of our costs for the domestic USW participants’ retiree health benefits in the Company’s main domestic other benefit plan are limited to a per capita dollar maximum calculation based on 2006 base year actual costs incurred under the main U. S. Steel benefit plan for USW participants (the “cost cap”). The full effect of the cost cap was deferred in the 2012 Labor Agreements until 2015. If the cost cap was not in place, our accumulated postretirement benefit obligation for our other benefit plans could increase by $1.3 billion.

Minimum contributions to domestic qualified pension plans (other than contributions to the Steelworkers Pension Trust (SPT) described below) are regulated under ERISA and the Pension Protection Act of 2006 (the PPA). Minimum contributions to USSC pension plans are governed by an agreement entered into by Stelco Inc. (Stelco) and the Province of Ontario that U. S. Steel assumed in conjunction with the acquisition of Stelco (the Agreement). The Agreement requires USSC to fund annually a C$70 million flat dollar contribution plus special contributions for cost of living adjustments (COLA) indexing and other amendments adopted since 2006 for the four main USSC pension plans through 2015. After this time, the minimum contribution requirements for USSC’s plans are subject to provincial rules for funding defined benefit plans which generally require the funding of solvency deficiencies over a five year period. This may require significantly more annual contributions than is currently required under the Agreement.

Assets held by the trusts under our pension plans and our trust for retiree health care and life insurance benefits are subject to the risks, uncertainties and variability of the financial markets. Additionally, certain corporate bond rates are utilized in determining the discount rate used to measure our pension and other benefit obligations for both U.S. GAAP and funding purposes. The Federal Reserve Board has continued to suppress interest rates in an attempt to stimulate the broader American economy, which has had the direct effect of lowering the bond rates used in the determination of the appropriate discount rate. A lower discount rate reduces the funded position of these plans. The pension stabilization legislation, enacted during 2012, includes a revised interest rate formula used to measure defined benefit pension obligations for calculating minimum annual contributions. The new interest rate formula for funding purposes is expected to result in higher interest rates compared to prior law over the next few years which will improve the funded status of our main defined benefit pension plan and reduce minimum required contributions, but does not impact the Company’s accumulated benefit obligation for U.S. GAAP measurement and financial statement recognition purposes. This reduces, but does not eliminate, the risk of mandatory contributions.

The level of cash funding for our defined benefit pension plans in future years depends upon various factors including voluntary contributions that we may make, future pension plan asset performance, actual interest rates under the law, and the impacts of business acquisitions or divestitures, union negotiated benefit changes and future government regulations, many of which are not within our control.

If there is significant underfunding of the obligations under our defined benefit pension plans, U. S. Steel may be required, or may choose to make substantial contributions to these plans, which may divert committed capital to satisfy funding requirements related to these obligations and delay or cancel capital projects that we believe would increase our ability to meet our customers’ needs as well as improve our profitability.

U. S. Steel contributes domestically to a multiemployer defined benefit pension plan, the SPT, for USW-represented employees formerly employed by National Steel and represented employees hired after May 2003.

We have legal requirements for future funding of this plan should the SPT become significantly underfunded or we decide to withdraw from the plan. Either of these scenarios may negatively impact our future cash flows. The 2012 Labor Agreements with the USW continue to require the same contribution rate from the previous 2008 labor agreements of $2.65 per hour for most steelworker employees. Collectively bargained company contributions to the plan could increase as a result of future changes agreed to by the Company and the USW.

Despite the global recession, domestic health care costs continue to increase each year, and could accelerate due to inflationary pressures on the overall health care trend rates, government mandates such as the Patient Protection and Affordable Care Act of 2010, and advances in medicine and pharmacology. These may adversely affect our results of operations and cash flow. Benefit obligations under our plans are not tied to operating rates or financial results; therefore, our costs do not change to reflect general economic conditions.

Many domestic and international competitors do not provide retiree health care and life insurance or defined benefit pension plans to their employees. Many other international competitors operate in jurisdictions with government sponsored retirement and health care plans that may offer them a cost advantage.

We have higher environmental remediation costs than our competitors. This may create a competitive disadvantage and negatively affect our results of operations and cash flows.

U. S. Steel is involved in numerous remediation projects at currently operating facilities, facilities that have been closed or sold to unrelated parties and other sites where material generated by U. S. Steel was deposited. In addition, there are numerous other former operating or disposal sites that could become the subject of remediation. For example, we recorded a charge of $18 million in 2011 related to a component of the Gary Works RCRA corrective action program.

Environmental remediation costs and related cash requirements of many of our competitors may be substantially less than ours. Many international competitors do not face similar laws in the jurisdictions where they operate. Many U.S. competitors have substantially shorter operating histories than we do, resulting in less exposure for environmental remediation. Competitors that have obtained relief under bankruptcy laws have been released from certain environmental obligations that existed prior to their bankruptcy filings.

Other Risk Factors Applicable to U. S. Steel

Unplanned equipment outages and other unforeseen disruptions may reduce our results of operations.

Our steel production depends on the operation of critical structures and pieces of equipment, such as blast furnaces, casters, hot strip mills and various structures and operations that support them. It is possible that we could experience prolonged periods of reduced production and increased maintenance and repair costs due to equipment failures at our facilities or those of our key suppliers. For example, we experienced a structural failure at Gary Works in 2010 that disrupted operations for several weeks. It is also possible that operations may be disrupted due to other unforeseen circumstances such as power outages, explosions, fires, floods, accidents and severe weather conditions. We are also exposed to similar risks involving major customers and suppliers such as force majeure events of raw materials suppliers that have occurred and may occur in the future. Availability of raw materials and delivery of products to customers could be affected by logistical disruptions, such as shortages of barges, ocean vessels, rail cars or trucks, or unavailability of rail lines or of locks on the Great Lakes or other bodies of water. To the extent that lost production could not be compensated for at unaffected facilities and depending on the length of the outage, our sales and our unit production costs could be adversely affected.

We may be adversely impacted by volatility in prices for raw materials, energy, and steel.

In 2012, approximately 68 percent of U. S. Steel’s Flat-rolled segment sales in the United States are based on sales contracts with volume commitments and durations of at least one quarter, while lesser percentages of Tubular and USSE segment sales are made pursuant to such contracts. These contracts generally have a fixed price or a price that will fluctuate with changes in a defined index and do not always have firm volume commitments. During periods of rapid escalation of raw materials, energy and other costs, U. S. Steel may not be able to recover these cost increases from customers with existing fixed price agreements. Conversely, some purchase contracts require annual commitments, or we may elect to make multi-year commitments, and in periods of rapid decline, U. S. Steel may be faced with having agreed to purchase raw materials and energy at prices that are above the then current market price or in greater volumes than required. If steel prices decline, our profit margins on market-based indexed contracts and spot business will be reduced.

Declines in the production levels of our major customers could have an adverse effect on our financial position, results of operations and cash flows.

We sell to the automotive, service center, converter, energy and appliance and construction-related industries, all of which have been significantly impacted by the ongoing challenging economic conditions. Low demand from customers in these key markets may adversely affect our results of operations.

We face risks concerning new technologies, products and increasing customer requirements.

Technologies such as direct iron reduction and carbon substitution may be more cost effective than our current production methods. However, we may not have sufficient capital to invest in such technologies and may, from time to time, incur cost over-runs and difficulties adapting and fully integrating these technologies into our existing operations. We may also encounter control or production restrictions, or not realize the cost benefit from such capital intensive technology adaptations to our current production processes. Customers such as the automotive industry are demanding stronger and lighter products. Tubular customers are increasingly requesting pipe producers to supply connections and other ancillary parts as well as inspection and other services. We may not be successful in meeting these technological challenges and there may be increased liability exposures connected with the supply of additional products and services.

Product liability claims could have an adverse effect on our financial position, results of operations and cash flows.

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

In addition, beginning on February 13, 2014 and extending until the repayment or conversion of the 4.00% senior convertible notes, we must maintain minimum liquidity (as further defined in the Amended Credit Agreement) of at least $350 million, if the aggregate outstanding principal amount of the 4.00% senior convertible notes is $350 million or greater; or minimum liquidity of $175 million, if the outstanding principal amount is lower than $350 million. The minimum liquidity must include at least $145 million of availability under the Amended Credit Agreement. This may be a particular problem as market conditions and order levels continue to improve when U. S. Steel may need the liquidity to build working capital. We have granted the lenders under the Amended Credit Agreement a secured position in our most liquid assets, which may be a detriment to other creditors.

We also have a Receivables Purchase Agreement (RPA) that provides liquidity depending on the amount of eligible domestic trade accounts receivables. Reductions in accounts receivable would reduce the amount of receivables available for sale.

The Amended Credit Agreement, our Senior Convertible Notes issued in 2009 and our $2.3 billion of Senior Notes also contain covenants limiting our ability to create liens and engage in sale-leasebacks. Additionally, the repayment of amounts outstanding under the Amended Credit Agreement and repurchase of the Senior Convertible Notes and Senior Notes is required upon a change of control under specified circumstances, as well as other customary provisions. The Amended Credit Agreement, the Senior Convertible Notes and the RPA have provisions that certain defaults under a material debt obligation could cause a default under the Amended Credit Agreement or the Senior Convertible Notes or termination of the RPA. These terms may affect our liquidity, our ability to operate our business and may limit our ability to take advantage of potential business opportunities.

At December 31, 2012, in the event of a change in control of U. S. Steel, holders of U. S. Steel debt obligations totaling approximately $3.2 billion, which includes the Senior Notes and the Senior Convertible Notes, may require U. S. Steel to repurchase such obligations in whole or in part for cash at a price equal to 100 percent of the principal amount plus accrued and unpaid interest. In such an event, U. S. Steel may also be required to either repurchase the leased Fairfield caster for $19 million, or provide a letter of credit to secure the remaining obligation.

We face substantial debt maturities.

Over the next six years, we have $2.1 billion of debt maturing (see Note 14 to the Consolidated Financial Statements). We may not be able to refinance this debt or may be forced to do so on terms substantially less favorable to U. S. Steel than our currently outstanding debt. We may be forced to delay or not make capital expenditures, which may adversely affect our competitive position and financial results.

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

Upon the occurrence of “change in control” events specified in our Senior Notes, Amended Credit Agreement, Senior Convertible Notes and various other contracts and leases, the holders of our indebtedness may require us to immediately repurchase or repay that debt on less than favorable terms. Additionally, the 2012 Labor Agreements give the USW the right to either terminate the collective bargaining agreement or extend it for an additional three years. Among other things, these provisions may make a takeover of U. S. Steel more difficult.

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

Our operations expose us to uncertainties and risks in the countries in which we operate, which could negatively affect our results of operations, cash flows and liquidity.

Our U.S. operations are subject to economic conditions, including credit and capital market conditions, and political factors in the United States, which if changed could negatively affect our results of operations, cash flows and liquidity. Political factors include, but are not limited to, taxation, inflation, increased regulation, limitations on exports of energy and raw materials, and trade remedies. Actions taken by the U.S. government could affect our results of operations, cash flows and liquidity.

USSK, located in Slovakia and USSC, located in Canada, constitute 34 percent of our global raw steel production capability. Both of them are subject to economic conditions, including credit and capital market conditions, and political factors in the countries in which they are located, and USSK is subject to economic conditions and political factors associated with the EU and the Euro currency. Changes in any of these economic conditions or political factors could negatively affect our results of operations, cash flows and liquidity. Political factors include, but are not limited to, taxation, nationalization, inflation, government instability, civil unrest, increased regulation and quotas, tariffs and other protectionist measures. An example of such a change is the increase of the Slovak corporate tax rate from 19% to 23% effective January 1, 2013.

Any future foreign acquisitions or expansions could expose us to similar risks.

U. S. Steel has incurred and may incur in the future, facility carrying costs when production capacity is idled, increased costs to resume production at idled facilities, or costs to idle facilities.

Our decisions concerning what facilities to operate and at what levels are made based upon our customers’ orders for products as well as the capabilities and cost performance of our locations. In depressed markets such as those experienced in the recent recession, we concentrated production operations at several plant locations and did not operate others in response to customer demand.

When we restart idled facilities, we incur costs to replenish raw material inventories, prepare the previously idled facilities for operation, perform the required repair and maintenance activities and prepare employees to return to work safely and resume production responsibilities.

Faced with temporary or structural overcapacity in various markets, we may in the future seek to rationalize operations through asset sales, temporary shutdowns or closures of facilities. These initiatives may lead to significant costs or charges.

We are subject to significant foreign currency risks, which could negatively impact our profitability and cash flows.

Our foreign operations accounted for approximately 27 percent of our net sales in 2012. The financial condition and results of operations of USSK and USSC are reported in various foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our financial statements. The appreciation of the U.S. dollar against these foreign currencies could have a negative impact on our consolidated results of operations.

In addition, international cash requirements have been and in the future may be funded by intercompany loans, creating intercompany monetary assets and liabilities in currencies other than the functional currencies of the entities involved, which can have a non-cash impact on income when they are remeasured at the end of each period.

If the EU abandons the Euro, or if one or more members withdraw, the re-introduction of individual currencies would expose us to foreign exchange rate risks for each currency. Any future foreign acquisitions or expansions may increase such risks.

Our business requires substantial expenditures for debt service obligations, capital investments, operating leases and maintenance that we may be unable to fund.

With $3.9 billion of long-term debt outstanding as of December 31, 2012, we have significant debt service requirements.

Our operations are capital intensive. For the five-year period ended December 31, 2012, total capital expenditures were $3.5 billion. At December 31, 2012, our contractual commitments to acquire property, plant and equipment totaled $248 million and we were obligated to make aggregate lease payments of $215 million under operating leases.

In addition to capital expenditures and lease payments, we spend significant amounts for maintenance of our raw material, iron and steelmaking and steel-finishing facilities.

As of December 31, 2012, we had contingent obligations consisting of indemnity obligations under active surety bonds, trusts and letters of credit totaling approximately $185 million and contractual purchase commitments, including “take or pay” arrangements, totaling approximately $10.6 billion.

Our business may not generate sufficient operating cash flow or external financing sources may not be available in amounts sufficient, to enable us to service or refinance our indebtedness or to fund capital expenditures and other liquidity needs. The limitations under our Amended Credit Agreement and RPA, described above, may limit our availability to draw upon these facilities. We intend to indefinitely reinvest undistributed foreign earnings outside the United States; however, if we repatriate funds in the future in excess of our intercompany loan balances, which at the end of 2012 total approximately $2.1 billion, the tax consequences would reduce income and cash flow.

U. S. Steel is exposed to uninsured losses.

Our insurance coverage against catastrophic casualty and business interruption exposures contains certain common exclusions, substantial deductibles and self insured retentions.

Our collective bargaining agreements may limit our flexibility.

Most hourly employees of U. S. Steel’s flat-rolled, tubular, cokemaking and iron ore pellet facilities in the United States are covered by the 2012 Labor Agreements, which expire on September 1, 2015. These agreements contain provisions that prohibit us from pursuing any North American transaction involving steel or steel-related assets without the consent of the USW, grant the USW a right to bid on any sale of one or more facilities covered by the 2012 Labor Agreements, require us to make reasonable and necessary capital expenditures to maintain the competitive status of our domestic facilities and require mandatory pre-funding of a trust for retiree health care and life insurance. These agreements also restrict our ability to trade, sell or use foreign-produced coke and iron ore in North America, and further require that the ratio of non-USW employees to USW employees at our domestic facilities not exceed one to five.

While other domestic integrated unionized steel producers have similar requirements in their agreements with the USW, non-union producers are not subject to such requirements.

In Europe, most represented employees at USSK are represented by the OZ Metalurg union and are covered by an agreement that expires at the end of December 2014.

At USSC, the collective bargaining agreement with the USW covering employees at the Lake Erie Works and Hamilton Works expires in April 2013 and October 2014, respectively.

Many international competitors operate in jurisdictions where employees have significantly fewer rights, which may give an advantage to such competitors.

We are at risk of labor stoppages.

Our collective bargaining agreements covering most of our domestic employees expire September 1, 2015.

At USSC, the collective bargaining agreement with the USW covering employees at Lake Erie Works expires in April 2013. The collective bargaining agreement with the USW covering employees at Hamilton Works expires in October 2014.

In Europe, most represented employees at USSK are represented by the OZ Metalurg union and are covered by an agreement that expires at the end of December 2014.

We are at risk for work stoppages thereafter or if unauthorized job actions occur.

We are exposed to potential impairment of goodwill recorded on our balance sheet.

As of December 31, 2012, we have $1.8 billion of goodwill, which exposes us to the risk of future impairment charges. Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation of impairment allows for either a review of certain economic, cost, market and other qualitative factors, or a quantitative analysis comparing the estimated fair value of the associated reporting unit to its carrying value, including goodwill. Fair value is determined based on consideration of the income, market and cost approaches as applicable in accordance with the guidance in Accounting Standards Codification (ASC) Topic 820.

As of December 31, 2012, the Flat-rolled and Texas Operations, which is part of the Tubular segment, reporting units have $984 million and $834 million of goodwill, respectively. U. S. Steel completed its 2012 annual goodwill impairment evaluation and determined on the basis of a number of economic, cost, market and other qualitative factors, including consideration of certain factors from the 2011 annual goodwill impairment evaluation, there was no indication of goodwill impairment for any of the reporting units. The 2011 annual goodwill impairment test showed the estimated fair values of our Flat-rolled and Texas Operations, which is a part of our Tubular segment, reporting units exceeded their carrying values by approximately $1.5 billion and $375 million, respectively. A 75 basis point increase in the discount rate, a critical assumption in which even a minor change can have a significant impact on the estimated fair value of the reporting unit, would decrease the fair value of the Flat-rolled and Texas Operations reporting units by approximately $1.2 billion and $210 million, respectively.

If business conditions deteriorate or other factors have an adverse effect on our qualitative and quantitative estimates, inclusive of discounted future cash flows or assumed growth rates, or if we experience a sustained decline in our market capitalization, future evaluations of goodwill impairment may result in impairment charges.

There are risks associated with future acquisitions

The success of any future acquisitions will depend substantially on the accuracy of our analysis concerning such businesses and our ability to complete such acquisitions on favorable terms, as well as to finance such acquisitions and to integrate the acquired operations successfully with existing operations. If we are unable to integrate new operations successfully, our financial results and business reputation could suffer. Additional risks associated with acquisitions are the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of the acquired companies, the possible assumption of unknown liabilities, potential disputes with the sellers, and the inherent risks in entering markets or lines of business in which we have limited or no prior experience. International acquisitions may present unique challenges and increase the Company’s exposure to the risks associated with foreign operations and countries. Antitrust and other laws may prevent us from completing acquisitions. Future acquisitions may result in additional goodwill.

There are risks associated with existing and potential accounting and tax requirements.

We do not recognize a tax benefit for pretax losses in jurisdictions where we have recorded a full valuation allowance for accounting purposes. As a result, the pretax losses associated with USSC do not provide any tax benefit for accounting purposes. Significant changes in the mix of pretax results among the jurisdictions in which we operate could have a material impact on our effective tax rate. Similarly, our use of intercompany loans has and in the future may have significant impacts on our financial statements as a result of foreign currency accounting remeasurement effects. Potential future accounting changes could negatively affect our profitability and cash flow. Even if the impacts are non cash, they may materially impact perceptions and judgments about us by rating agencies and investors. Changes in tax law could also negatively affect our profitability and cash flow.

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

Provisions of Delaware Law and our governing documents may make a takeover of U. S. Steel more difficult.

Certain provisions of Delaware law, our certificate of incorporation and by-laws could make it more difficult or delay our acquisition by means of a tender offer, a proxy contest or otherwise and the removal of incumbent directors. Such a transaction may offer our stockholders the opportunity to sell their stock at a price above the prevailing market price and therefore may be appealing to some or all stockholders.

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

Over the last few years we have intensified our recruitment, training and retention efforts so that we may continue to optimally staff our operations. If we are unable to hire sufficient qualified replacements for those employees that leave U. S. Steel, our future performance may be adversely impacted. With respect to our represented employees, we may be adversely impacted by the loss of employees who retired or obtained other employment during the time they were laid off or subject to a work stoppage.

A failure of our information technology infrastructure could adversely affect our business and operations.

We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and update this infrastructure in response to the changing needs of our business. For example, we continue to deploy an ERP system at our various locations to help us operate more efficiently. This is a complex project, which is expected to be implemented in several phases over the next few years. We may not be able to successfully implement the ERP program without experiencing difficulties. In addition, the expected benefits of implementing the ERP system, such as increased productivity and operating efficiencies, may not be fully realized or the costs of implementation may outweigh the realized benefits. Along with modifying the implementation schedule in early 2009 to reduce near-term costs, we modified the implementation schedule in 2012 to extend the time period for system stabilization following deployments, which extends the overall timeline for project completion. This action will delay the realization of benefits from this project and may add to final project costs. Further, if we experience a problem with the functioning of an important information technology system, the resulting disruptions could have an adverse affect on our business.

Increased global information technology security requirements, vulnerabilities, threats and a rise in sophisticated and targeted computer crime pose a risk to the security of our systems, networks and the confidentiality, availability and integrity of our data. Despite our efforts to protect sensitive information, confidential and personal data, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches. This could lead to disclosure, modification or destruction of proprietary and other key information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. We may face greater risks in this area than our competitors as we implement the ERP system because among other things, we must simultaneously protect both the ERP and legacy systems until the ERP project is complete.

We have several operations conducted by joint ventures and other equity investees that we cannot operate solely for our benefit.

Several of our joint ventures and other equity investees are strategically important to U. S. Steel. Under joint venture and other equity investee arrangements, we share ownership and management of an entity with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do. In general, joint ventures and other equity investees are intended to be operated for the benefit of all of the investors, rather than for our sole benefit. The benefits from a successful joint venture or other equity arrangement are shared among the investors, so that we do not receive all the benefits from our successful joint ventures. For additional information with respect to our joint ventures and other equity investees, see Note 9 to the Consolidated Financial Statements.

We depend on third parties for transportation services, and increases in costs or the availability of transportation could adversely affect our business and operations.

Our business depends on the transportation of a large number of products, both domestically and internationally. We rely primarily on third parties for transportation of the products we manufacture or distribute as well as delivery of our raw materials.

If any of these providers were to fail to deliver raw materials to us in a timely manner, we may be unable to manufacture and deliver our products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at a reasonable cost.

In addition, such failure of a third-party transportation provider could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our financial position and results of operations.

A significant portion of the goods we manufacture and raw materials we use in our production processes are transported by railroad, trucks, barges and ships, which are highly regulated. Changes in these regulations could increase our costs or reduce the availability of such transportation. In addition, an increase in transportation rates or fuel surcharges could materially adversely affect our sales and profitability.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The following tables list U. S. Steel’s main properties, their locations and their products and services:

North American Operations

Property	Location	Products and Services
Gary Works	Gary, Indiana	Slabs; Sheets; Tin mill; Strip mill plate; Coke
Midwest Plant	Portage, Indiana	Sheets; Tin mill
East Chicago Tin	East Chicago, Indiana	Sheets; Tin mill
Great Lakes Works	Ecorse and River Rouge, Michigan	Slabs; Sheets
Mon Valley Works
Irvin Plant	West Mifflin, Pennsylvania	Sheets
Edgar Thomson Plant	Braddock, Pennsylvania	Slabs
Fairless Plant	Fairless Hills, Pennsylvania	Galvanized sheets
Clairton Plant	Clairton, Pennsylvania	Coke
Granite City Works	Granite City, Illinois	Slabs; Sheets; Coke
Lake Erie Works	Nanticoke, Ontario, Canada	Slabs; Sheets; Coke
Hamilton Works	Hamilton, Ontario, Canada	Slabs; Sheets; Coke
Fairfield Works	Fairfield, Alabama	Slabs; Rounds; Sheets; Seamless Tubular
USS-POSCO Industries(a)	Pittsburg, California	Sheets; Tin mill
PRO-TEC Coating Company(a)	Leipsic, Ohio	Galvanized sheets
Double Eagle Steel Coating Company(a)	Dearborn, Michigan	Galvanized sheets
Double G Coatings Company, L.P.(a)	Jackson, Mississippi	Galvanized and Galvalume® sheets
Worthington Specialty Processing(a)	Jackson, Canton and Taylor, Michigan	Steel processing
Feralloy Processing Company(a)	Portage, Indiana	Steel processing
Chrome Deposit Corporation(a)	Various	Roll processing
Acero Prime, S.R.L. de C.V.(a)	San Luis Potosi and Ramos Arizpe, Mexico	Steel processing; Warehousing
Baycoat Limited Partnership(a)	Hamilton, Ontario, Canada	Steel processing
D.C. Chrome Limited(a)	Stony Creek, Ontario, Canada	Roll processing
Lorain Tubular Operations	Lorain, Ohio	Seamless Tubular
Texas Operations	Lone Star, Texas	Welded Tubular
Bellville Operations	Bellville, Texas	Welded Tubular
McKeesport Tubular Operations	McKeesport, Pennsylvania
Wheeling Machine Products	Pine Bluff, Arkansas and Hughes Springs and Houston, Texas	Tubular couplings
Tubular Processing Services	Houston, Texas	Tubular processing
Tubular Threading and Inspection Services	Houston, Texas	Tubular threading, inspection and storage services
Patriot Premium Threading Services(a),(b)	Midland, Texas	Tubular threading, accessories and premium connections
United Spiral Pipe, LLC(a)	Pittsburg, California	Spiral Welded Tubular
Minntac iron ore operations	Mt. Iron, Minnesota	Iron ore pellets
Keetac iron ore operations	Keewatin, Minnesota	Iron ore pellets
Hibbing Taconite Company(a)	Hibbing, Minnesota	Iron ore pellets
Tilden Mining Company(a)	Ishpeming, Michigan	Iron ore pellets
Transtar	Alabama, Indiana, Michigan, Ohio, Pennsylvania, Texas	Transportation operations (railroad and barge operations)
(a)	Equity investee
(b)	Formed on December 3, 2012

Other Operations

Property	Location	Products and Services
U. S. Steel Košice	Košice, Slovakia	Slabs; Sheets; Tin mill; Strip mill plate; Tubular; Coke; Radiators; Refractories
U. S. Steel Serbia(a)	Smederevo, Šabac and Kučevo, Serbia	Slabs; Sheets; Tin mill; Strip mill plate; Limestone
Apolo Tubulars S.A.(b)	Lorena, Sao Paulo, Brazil	Welded Tubular
(a)	Sold on January 31, 2012
(b)	Equity Investee

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

The slab caster facility at Fairfield, Alabama is subject to a lease. During the fourth quarter of 2012, U. S. Steel exercised an option to renew the lease for a nine year term and purchase the facility at the expiration of the renewal period in June 2022. For further information, see Note 14 to the Consolidated Financial Statements.

At the Midwest Plant in Indiana, U. S. Steel has a supply agreement for various utility services with a company that owns a cogeneration facility located on U. S. Steel property. The Midwest Plant agreement expires in 2028.

The headquarters office space in Pittsburgh, Pennsylvania used by U. S. Steel is leased through September 2017.

For property, plant and equipment additions, including capital leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Cash Flows and Liquidity – Cash Flows” and Note 10 to the Consolidated Financial Statements.

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

Asbestos Litigation

At December 31, 2012, U. S. Steel was a defendant in approximately 790 active cases involving approximately 3,330 plaintiffs. As of December 31, 2011, U. S. Steel was a defendant in approximately 695 active cases involving approximately 3,235 plaintiffs. During 2012, settlements and dismissals resulted in the disposition of approximately 190 claims and U. S. Steel paid approximately $15 million in settlements. New filings added approximately 285 claims.

About 2,560, or approximately 77 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Most of the claims filed in 2012, 2011 and 2010 involve individual or small groups of claimants.

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

In many cases in which claims have been asserted against U. S. Steel, the plaintiffs have been unable to establish any causal relationship to U. S. Steel or our products or premises; however, with the decline in mass plaintiff cases, the incidence of claimants actually alleging a claim against U. S. Steel is increasing. In addition, in many asbestos cases, the plaintiffs have been unable to demonstrate they have suffered any identifiable injury or compensable loss at all; that any injuries they have incurred did in fact result from alleged exposure to asbestos; or that such alleged exposure was in any way related to U. S. Steel or our products or premises.

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

The following table shows activity with respect to asbestos litigation:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
2010	3,040	200	250	3,090	$8
2011	3,090	130	275	3,235	$8
2012	3,235	190	285	3,330	$15

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

We are unable to estimate the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition, although the resolution of such matters could significantly impact results of operations for a particular period. Among the factors considered in reaching this conclusion are: (1) it has been many years since U. S. Steel employed maritime workers or manufactured or sold asbestos containing products; (2) most asbestos containing material was removed or remediated at U. S. Steel facilities many years ago and (3) U. S. Steel’s history of trial outcomes, settlements and dismissals.

The foregoing statements of belief are forward-looking statements. Predictions as to the outcome of pending litigation are subject to substantial uncertainties with respect to (among other things) factual and judicial determinations, and actual results could differ materially from those expressed in these forward-looking statements.

Environmental Proceedings

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of December 31, 2012, under federal and state environmental laws. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

Projections, provided in the following paragraphs, of spending for and/or timing of completion of specific projects are forward-looking statements. These forward-looking statements are based on certain assumptions including, but not limited to, the factors provided in the preceding paragraph. To the extent these assumptions prove to be inaccurate, future spending for, or timing of completion of environmental projects may differ materially from what was stated in forward-looking statements.

At December 31, 2012, U. S. Steel had been identified as a PRP at a total of 21 CERCLA sites where liability is not resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs will be less than $100,000 for 6 sites, between $100,000 and $1 million for 12 sites, between $1 million and $5 million for 2 sites and over $5 million for 1 site. The one site over $5 million is the former Duluth Works, which was listed by the Minnesota Pollution Control Agency (MPCA) under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. The EPA has included the Duluth Works site with the St. Louis River Interlake Duluth Tar site on its National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel has prepared a conceptual habitat enhancement plan (HEP) that includes measures to address contaminated sediments in the St. Louis River Estuary. MPCA (on behalf of the EPA) has completed its second five-year review for the site. As a result, additional data collection has been undertaken to address data gaps identified in the five-year review and corrective measures are being implemented to address the discovered areas of contamination on the upland property. Additional study, investigation and oversight costs along with implementation of corrective measures on the upland property and implementation of the HEP are currently estimated at $22 million.

In addition, there are 13 sites related to U. S. Steel where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but where sufficient information is not presently available to confirm the existence of liability or to make any judgment as to the amount thereof.

Other Remediation Activities

There are 39 additional sites where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Based on currently available information, which is in many cases preliminary and incomplete, management believes that liability for cleanup and remediation costs in connection with 10 of these sites will be under $100,000 per site, another 17 sites have potential costs between $100,000 and $1 million per site, and 6 sites may involve remediation costs between $1 million and $5 million per site. As described below, costs for remediation, investigation, restoration or compensation are estimated to be in excess of $5 million per site at 2 sites. Potential costs associated with remediation at the remaining 4 sites are not presently determinable.

Gary Works

On March 4, 2010 the EPA notified U. S. Steel that the requirements of the January 26, 1998 CWA consent decree in United States of America v. USX (Northern District of Indiana) had been satisfied. A joint motion to terminate the CWA consent decree was granted by the court on June 25, 2012, thereby terminating the consent decree in its entirety. As of December 31, 2012, project costs have amounted to $60.7 million. In 1998, U. S. Steel also entered into an additional consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. Work continues to complete and terminate the Natural Resource Damages order. U. S. Steel has released the $1 million payment to the public trustee for ecological monitoring. In addition, U. S. Steel is obligated to perform, and has completed the ecological restoration in this section of the Grand Calumet River. In total, the accrued liability for the above projects based on the estimated remaining costs was approximately $773,000 at December 31, 2012.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites: D5, along with an adjacent solid waste disposal unit, Terminal Treatment Plant (TTP) Area; T2; and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. The Indiana Department of Environmental Management (IDEM) has approved the closure plans for all three sites. U. S. steel continues technical discussions with IDEM though on the conditions of the D2 approval. Closure is complete at D5, TTP and T2, with IDEM approval of the closure certification reports on February 1, 2012 (D5), April 3, 2012 (TTP) and November 1, 2012 (T2). As of December 31, 2012, the accrued liability for estimated costs to close these sites is approximately $16 million.

On October 23, 1998, EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to the EPA. Through December 31, 2012, U. S. Steel had spent $43.5 million for corrective action studies, Vessel Slip Turning Basin interim measures and other corrective actions. U. S. Steel has completed one year of a facility wide perimeter groundwater monitoring program and submitted a report with recommendations for future continuation of the program and additional localized groundwater assessment work to the EPA. U. S. Steel has also submitted and partially completed a Baseline Ecological Risk Assessment work plan for addressing sediments behind the East Breakwall. In addition, U. S. Steel has received approval from the EPA to proceed with an interim stabilization measure to address certain components of the East Side Groundwater Solid Waste Management Area as required by the Order. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for projects is approximately $44 million as of December 31, 2012, based on the estimated remaining costs.

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

Midwest Plant

A former disposal area located on the east side of the Midwest Plant was designated a SWMU (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. U. S. Steel submitted a Closure Plan to IDEM recommending consolidation and “in-place” closure of the East Side SWMU. IDEM approved the Closure Plan in January 2010. Implementation of the Closure Plan began during the third quarter of 2010 and fieldwork was completed early in the second quarter of 2011. A full vegetative cover over the project area is in place and the Closure Completion Report was approved by IDEM on November 21, 2011. As of December 31, 2012, $4.3 million has been spent on the project. The remaining cost is estimated to be $138,000 for post construction monitoring work and was recorded as an accrued liability as of December 31, 2012.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with the EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform an RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. The cost to U. S. Steel to continue to maintain the interim measures, develop a Phase II/III RFI Work Plan and implement certain corrective measures is estimated to be $583,000. It is reasonably possible that additional costs of as much as $25 million to $45 million may be incurred at this site in combination with four other projects. See Note 22 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, the EPA and the U.S. DOJ and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM) with the approval of the EPA assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. The Phase I RFI for waste disposed of at the Exum Materials Management Area was voluntarily implemented in October 2011, completed in December 2011 with the final completion report submitted to ADEM in June 2012. A Phase II RFI for the Fairfield Facility property was completed in December 2012 with the completion report scheduled for submittal to ADEM in the second quarter of 2013. In total, the accrued liability for remaining work under the Corrective Action Program including the former Ensley facility was $414,000 at December 31, 2012, based on estimated remaining costs. It is reasonably possible that additional costs of as much as $25 million to $45 million may be incurred at this site in combination with four other projects. See Note 22 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (OEPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Area of Contamination was submitted in March 2012 and a Phase II workplan that addresses additional soil investigations, site wide groundwater and the pipe mill lagoon was submitted to the OEPA. As of December 31, 2012, U. S. Steel has spent $831,000 on studies at this site. Costs to complete additional projects are estimated to be $409,000. It is reasonably possible that additional costs of as much as $25 million to $45 million may be incurred at this site in combination with four other projects. See Note 22 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Construction and start-up of a seep collection system at the D2 landfill was completed in the third and fourth quarters of 2011. The system was required by OEPA as part of a revised Post-Closure Care Plan for the landfill. Based on subsequent system influent and effluent water quality data, additional seep water treatment will be necessary to meet future permit limits. A permit to install was submitted to, and approved by the OEPA during the fourth quarter that permits installation of the new equipment. As of December 31, 2012, project costs have amounted to $1.4 million. The remaining cost of the project is expected to be $344,000 and was recorded as an accrued liability as of December 31, 2012.

Great Lakes Works

On February 13, 2007, Michigan Department of Environmental Quality (MDEQ) and U. S. Steel agreed to an Administrative Consent Order (the Order) that resolves alleged violations of CWA NPDES permits at the Great Lakes Works facility. As required by the Order, U. S. Steel has paid a civil penalty of $300,000 and has reimbursed MDEQ $50,000 in costs. The Order identified certain compliance actions to address the alleged violations. U. S. Steel has completed work on most of these compliance actions, and has initiated work on the others. As of December 31, 2012, $1.8 million has been spent on the project. In addition, $161,000 remains accrued for possible additional requirements.

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

On October 10, 2012, the MDEQ issued a violation notice alleging the No. 2 baghouse at the No. 2 BOP exceeded applicable emission limits based upon stack testing conducted earlier in 2012. On October 31, 2012, U. S. Steel responded to the notice indicating that corrective actions at the baghouse have been employed and stack tests conducted after the repairs were made to demonstrate the stack complies with emission limits.

Granite City Works

U. S. Steel received two NOVs, dated February 20, 2004 and March 25, 2004, for air violations at the coke batteries, the blast furnace and the steel shop at our Granite City Works facility. All of the issues have been resolved except for an issue relating to air emissions that occurs when coke is pushed out of the ovens, for which a compliance plan has been submitted to the Illinois Environmental Protection Agency (IEPA). On December 18, 2007, U. S. Steel and IEPA entered into a consent order (the Order) (State of Illinois ex. rel. Lisa Madigan vs. United States Steel Corporation), which resolved the issues raised in the two NOVs. The Order required that U. S. Steel: (1) pay a penalty of $300,000, which U. S. Steel paid on January 10, 2008; (2) demonstrate compliance with Coke Oven Pushing Operations in accordance with the compliance schedule provided in the Order; (3) comply with the basic oxygen furnace (BOF) opacity emissions in accordance with the schedule provided in the Order; and (4) submit to the IEPA a revised permit application with the correct sulfur dioxide emission factors. In February 2011, U. S. Steel demonstrated compliance with the applicable requirements and in March 2011, U. S. Steel certified compliance with the applicable regulations. U. S. Steel continues to negotiate permit modifications to address the blast furnace gas sulfur dioxide emission factor as required by the Order.

On July 1, 2010, U. S. Steel entered into a Memorandum of Understanding (MOU) with the IEPA that requires Granite City Works to achieve reductions in emissions of particulate matter. U. S. Steel will evaluate and install appropriate controls to achieve this purpose. To complete the obligations pursuant to the MOU, U. S. Steel anticipates incurring a capital expenditure of approximately $50 million to install additional pollution controls at the BOF.

To comply with the Illinois State NOx RACT rule, U. S. Steel will install Flue Gas Recirculation and Continuous Emission Monitors on Boilers 11 and 12 at Granite City Works with expenditures of approximately $4 million. U. S. Steel will also install a NOx continuous emissions monitor for the slab reheat furnaces with expenditures of approximately $1 million.

On November 30, 2012, the IEPA issued a Violation Notice alleging violations of emission standards from the facility’s BOF. In the notice, the IEPA also alleged the facility failed to comply with associated CAA regulations and the facility did not use steam rings at the BOP as required by the facility’s Title V permit. U. S. Steel is currently preparing a response to the notice and intends on meeting with the IEPA in early 2013 to discuss resolution.

Minnesota Ore Operations

U. S. Steel is currently commenting on a Federal Implementation Plan proposed rule that would apply to taconite facilities in Minnesota. The proposed rule is not yet final, but if promulgated as proposed, it would establish and require the use of low NOx burners on indurating furnaces as Best Available Retrofit Technology. While U. S. Steel has already installed low NOx burners on Minntac Lines 6 and 7 and is currently obligated to install low NOx burners on Lines 3, 4, and 5 pursuant to existing agreements and permits, the rule would require the installation of low NOx burners for the existing line at Keetac for which U. S. Steel does not have an existing obligation. U. S. Steel estimates the expenditures associated with the installation of low NOx burners are approximately $20 million.

On March 2, 2012, U. S. Steel’s Keetac facility received an NOV from the Minnesota Pollution Control Agency (MPCA) for alleged violations of the Minnesota Fugitive Dust Rule. U. S. Steel responded to the notice on March 30, 2012 in which it respectfully contested the allegations provided in the notice.

U. S. Steel and the MPCA reached agreement on a Schedule of Compliance (SOC) to reduce air emissions at the Minntac and Keetac facilities and to address alleged water quality issues at the Minntac facility. The SOC incorporates the Keetac Expansion Mercury Agreement associated with the MPCA’s mercury Total Maximum Daily Load requirements and Minntac’s Title V NOx reduction requirements. A dry control system will be installed at the Minntac facility to reduce PM, PM10, PM2.5, SO2, and mercury emissions. Parts of the SOC became effective on June 9, 2011, while other parts became effective on October 19, 2011. U. S. Steel expects expenditures of approximately $220 million to install dry waste gas controls at Minntac.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality. As of December 31, 2012, U. S. Steel has spent $17.8 million to complete remediation on certain areas of the site. Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined that the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit. U. S. Steel has an accrued liability of $65 million as of December 31, 2012, for our estimated share of the remaining costs of remediation.

Duluth Works

The former U. S. Steel Duluth Works site was placed on the National Priorities List under CERCLA in 1983 and on the State of Minnesota’s Superfund list in 1984. Liability for environmental remediation at the site is governed by a Response Order by Consent executed with the MPCA in 1985 and a Record of Decision signed by MPCA in 1989. As of December 31, 2012, U. S. Steel has spent $19.9 million to complete remediation on certain areas of the site. Current activity at the site is focused on completing the feasibility study and remedial design of the two St. Louis River Estuary Operable Units (OUs) along with completing a feasibility study on several Upland OUs, as defined during the latest 5-year review of the site, conducted by the MPCA in 2008. The remaining cost of the project is estimated to be $23 million and was recorded as an accrued liability as of December 31, 2012.

Municipal Industrial Disposal Company (MIDC)

MIDC was a licensed disposal facility where U. S. Steel disposed coal tar and other wastes. The site was mismanaged by the operator and subsequently on August 30, 2002, U. S. Steel entered into a COA with the Pennsylvania Department of Environmental Protection to address the environmental issues at the site. While U. S. Steel was not the only entity to use the facility, U. S. Steel is the single remaining viable company responsible for the cleanup. An engineered remedy for the three locations at the site requiring remediation was implemented in July 2011 and completed in December 2011. The final completion report was submitted to the agency in December 2012. As of December 31, 2012, U. S. Steel has spent $11.9 million related to the project. The remaining cost of the project is estimated to be $208,000 and was recorded as an accrued liability as of December 31, 2012.

USS-POSCO Industries (UPI)

At UPI, a joint venture between subsidiaries of U. S. Steel and POSCO, corrective measures have been implemented for the majority of the former SWMUs. Prior to the formation of UPI, U. S. Steel owned and operated the Pittsburg, California facility and retained responsibility for the existing environmental conditions. Seven SWMUs remain at the facility. Based on their constituents, six of these SWMUs have been combined into two groups of three, while one SWMU remains a single entity. Investigation of the single SWMU is complete and an engineered remedy is in development for submission to the Department of Toxic Substances Control (DTSC). As of December 31, 2012, $594,000 remains for ongoing environmental studies and investigations. For the remaining two SWMU groups, investigations continue. One group may not require further action pending a No Further Action decision by the California DTSC. For the other SWMU group, it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the DTSC. It is reasonably possible that additional costs of as much as $25 million to $45 million may be incurred at this site in combination with four other projects. See Note 22 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

EPA Region V Federal Lawsuit

On August 1, 2012, the U.S. government, joined by the States of Illinois, Indiana and Michigan, filed a complaint in the Northern District of Indiana alleging various CAA and State air regulatory violations that were to have allegedly occurred at Gary Works, Granite City Works, and Great Lakes Works, our three integrated iron and steel facilities located in the EPA’s Region V. The Complaint alleges that Gary Works failed to obtain the proper pre-construction permit for a routine reline of its Blast Furnace No. 4 in 1990, and that the three facilities failed to meet certain operational, maintenance, opacity, and recordkeeping requirements under the CAA and its implementing regulations. The Complaint requests relief in the form of statutory penalties for each violation and for injunctive relief. U. S. Steel believes that the claims asserted in the complaint are not justified and are without statutory foundation. On September 21, 2012, U. S. Steel filed a motion to dismiss the U.S. government’s claims for relief regarding the 1990 reline of the Gary Blast Furnace No. 4 and filed an answer to the remaining allegations in the Complaint. U. S. Steel will continue to vigorously defend against these claims. At this time, the potential outcome is not reasonably estimable.

Other

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a consent order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation was essentially completed in 2007 and U. S. Steel and SSB continue to work with KDHE to address the remaining issues. At December 31, 2012, an accrual of $268,000 remains available for these outstanding issues.

On January 18, 2011, KDHE signed a Consent Agreement and Final Order (CAFO), which obligates U. S. Steel to prepare and implement a corrective action plan for two sites in Girard, Kansas. The sites are referred to as the Girard Zinc Works and the Cherokee Lanyon #2 site. The CAFO recognizes a single project incorporating the corrective action for both sites. A Final Corrective Action Completion Report was submitted to KDHE on June 4, 2012 and conditionally approved on June 14, 2012, for onsite issues. U. S. Steel continues to work with KDHE in addressing an offsite issue. As of December 31, 2012, U. S. Steel has an accrued liability of approximately $109,000 to address this offsite issue.

In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel’s allocated share is approximately 16 percent. The Remedial Action Plan for the site was approved by TCEQ in June 2009. Implementation of remedial measures was initiated in July, 2010 and all fieldwork was completed in November, 2011. The accrued liability for U. S. Steel’s share to implement the post-closure monitoring program was $774,000 as of December 31, 2012.

In May 2010, MPCA notified Canadian National Railroad Company (CN) of apparent environmental impacts on their property adjacent to the former U. S. Steel Duluth Works. U. S. Steel subsequently obtained information indicating U. S. Steel’s connection to the site as well as reviewed a site investigation report that CN prepared and submitted to MPCA in August 2011. On December 6, 2011, U. S. Steel agreed to purchase the site and to take responsibility for addressing the identified environmental impacts. The property transaction was closed on June 26, 2012.  As of December 31, 2012, U. S. Steel has an accrued liability of approximately $2 million.

The Canadian and Ontario governments have identified for remediation a sediment deposit, commonly referred to as Randle Reef, in Hamilton Harbor near USSC’s Hamilton Works, for which the regulatory agencies estimate expenditures with a net present value of approximately C$120 million (approximately $121 million). The national and provincial governments have each allocated C$40 million (approximately $40 million) for this project. Local sources, including industry, have also agreed to provide funding of C$40 million (approximately $40 million) for the project. USSC has committed to contribute approximately 11,000 tons of hot rolled steel and to fund C$2 million (approximately $2 million). The steel contribution is expected to be made in 2014. As of December 31, 2012, U. S. Steel has an accrued liability of approximately $10 million reflecting the contribution commitment.

U. S. Steel is identified as a PRP at the former Breslube-Penn operating site, an oil recycling and solvent recovery operation located in Coraopolis, PA. U. S. Steel’s allocated share of the cost among the participating PRPs is approximately 29 percent. A Record of Decision was issued by the EPA in August 2007 and a Remedial Design was preliminarily approved in 2011 and is still under review by the agencies. As of December 31, 2012, U. S. Steel has an accrued liability of approximately $2 million reflecting U. S. Steel’s share of the cost to implement remedial measures at the site.

Item 4. MINE SAFETY DISCLOSURE

The information concerning mine safety violations and other regulatory matters required by Section 150 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Act”) and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of U. S. Steel and their ages as of February 1, 2013, are as follows:

Name	Age	Title	Executive Officer Since
George F. Babcoke	56	Senior Vice President – Europe & Global Operations Services	March 1, 2008
Larry T. Brockway	53	Senior Vice President and Chief Risk Officer	August 1, 2011
James D. Garraux	60	General Counsel & Senior Vice President – Corporate Affairs	February 1, 2007
Gretchen R. Haggerty	57	Executive Vice President & Chief Financial Officer	December 31, 2001
David H. Lohr	59	Senior Vice President – Strategic Planning, Business Services & Administration	June 1, 2008
Mario Longhi	58	Executive Vice President and Chief Operating Officer	July 2, 2012
Douglas R. Matthews	47	Senior Vice President – Tubular Operations	July 2, 2012
John P. Surma	58	Chairman of the Board of Directors and Chief Executive Officer	December 31, 2001
Susan M. Suver	53	Vice President – Human Resources	November 1, 2007
Michael S. Williams	52	Senior Vice President – North American Flat-Rolled Operations	July 2, 2012
Gregory A. Zovko	51	Vice President & Controller	April 1, 2009

All of the executive officers mentioned above have held responsible management or professional positions with U. S. Steel or our subsidiaries for more than the past five years, with the exception of Mr. Longhi. Prior to joining U. S. Steel, Mr. Longhi served as President from 2005 to 2006, and President and Chief Executive Officer from 2006 to 2011, of Gerdau Ameristeel Corporation, a producer of long steel products. Prior to joining Gerdau Ameristeel Corporation, Mr. Longhi served in a variety of senior management positions with Alcoa Inc., a producer of aluminum products.

Messrs. Garraux, Longhi and Surma and Ms. Haggerty will hold office until the annual election of executive officers by the Board of Directors following the next Annual Meeting of Stockholders, or until his or her earlier resignation, retirement or removal. Messrs. Babcoke, Brockway, Lohr, Matthews, Williams and Zovko and Ms. Suver will hold office until their resignation, retirement or removal.

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

As of January 31, 2013, there were 17,669 registered holders of U. S. Steel common stock.

The Board of Directors intends to declare and pay dividends on U. S. Steel common stock based on the financial condition and results of operations of U. S. Steel, although it has no obligation under Delaware law or the U. S. Steel Certificate of Incorporation to do so. Dividends have been considered and declared by U. S. Steel on a quarterly basis. For all four quarters in 2012 and 2011, the dividend declared per share of U. S. Steel common stock was $0.05. Dividends on U. S. Steel common stock are limited to legally available funds.

Shareholder Return Performance

The graph below compares the yearly change in cumulative total shareholder return of our common stock with the cumulative total return of the Standard & Poor’s (S&P’s) 500 Stock Index and the S&P Steel Index.

Recent Sales of Unregistered Securities

U. S. Steel had no sales of unregistered securities during the period covered by this report.

Item 6. SELECTED FINANCIAL DATA

Dollars in millions (except per share data)
	2012	2011	2010	2009	2008
Statement of Operations Data:
Net sales(a)	$19,328	$19,884	$17,374	$11,048	$23,754
Income (loss) from operations(b)	247	265	(111)	(1,684)	3,069
Net (loss) income attributable to United States Steel Corporation(b)	(124)	(53)	(482)	(1,401)	2,112
Per Common Share Data:
Net (loss) income attributable to United States Steel Corporation(c) – basic	(0.86)	(0.37)	(3.36)	(10.42)	18.04
– diluted	(0.86)	(0.37)	(3.36)	(10.42)	17.96
Dividends per share declared and paid	0.20	0.20	0.20	0.45	1.10
Balance Sheet Data – December 31:
Total assets	$15,217	$16,073	$15,350	$15,422	$16,087
Capitalization:
Debt(d)	$3,938	$4,228	$3,733	$3,364	$3,145
United States Steel Corporation stockholders’ equity	3,477	3,500	3,851	4,676	4,895

Total capitalization	$7,415	$7,728	$7,584	$8,040	$8,040
(a)

For discussion of changes between the years 2012, 2011 and 2010, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The increase in net sales from 2009 to 2010 resulted mainly from increased shipments and higher average realized prices due to the improving economic conditions. The decrease in net sales from 2008 to 2009 resulted mainly from decreased shipments and lower average realized prices due to weaker demand caused by the difficult economic conditions.

(b)

For discussion of changes between the years 2012, 2011 and 2010, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The increase from 2009 to 2010 mainly resulted from higher prices and shipments due to the improving economic conditions as well as operating efficiencies due to increased capability utilization and reduced energy costs. These increases were partially offset by higher raw materials costs as well as increased costs for facility repair and maintenance costs due to more extensive structural inspection and repair activities in 2010. The decrease from 2008 to 2009 resulted mainly from lower shipments and average realized prices due to the difficult economic environment, operating inefficiencies related to idled facilities and facility restart costs. This decrease was partially offset by lower raw materials costs as well as lower costs for employee profit sharing.

(c)	See Note 6 to the Consolidated Financial Statements for the basis of calculating earnings per share.
(d)

For discussion of changes between the years 2012 and 2011 see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The increase from 2010 to 2011 was mainly due to outstanding borrowings of $380 million under our Receivables Purchase Agreement and outstanding borrowings under USSK’s unsecured revolving credit facilities. The increase from 2009 to 2010 was mainly due to the issuance of $600 million of 7.375% Senior Notes due April 1, 2020 and the issuance of $70 million of 6.75% Recovery Zone Facility Bonds with a maturity date of 2040 partially offset by the repayment of the outstanding borrowings under USSK’s unsecured revolving credit facilities. The increase from 2008 to 2009 was mainly due to the issuance of $863 million principal amount of 4% Senior Convertible Notes due 2014, partially offset by the repayment of $655 million outstanding under our three-year term loan due October 2010 and five-year term loan due May 2012.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes that appear elsewhere in this document.

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

Overview

According to the World Steel Association’s latest published statistics, U. S. Steel was the thirteenth largest steel producer in the world in 2011. We believe we are currently the largest integrated steel producer headquartered in North America, one of the largest integrated flat-rolled producers in Central Europe and the largest tubular producer in North America. U. S. Steel has a broad and diverse mix of products and customers. U. S. Steel uses iron ore, coal, coke, steel scrap, zinc, tin and other metallic additions to produce a wide range of flat-rolled and tubular steel products, concentrating on value-added steel products for customers with demanding technical applications in the automotive, appliance, container, industrial machinery, construction and oil, gas and petrochemical industries. In addition to our facilities in the United States, U. S. Steel has significant operations in Canada through U. S. Steel Canada (USSC) and in Europe through U. S. Steel Košice (USSK), located in Slovakia. U. S. Steel’s financial results are primarily determined by the combined effects of shipment volume, selling prices, production costs and product mix. While the operating results of our various businesses are affected by a number of business-specific factors (see “Item 1. Business – Steel Industry Background and Competition”), the primary drivers for U. S. Steel are general economic conditions in North America, Europe and, to a lesser extent, other steel-consuming regions; the levels of worldwide steel production and consumption; pension and other benefits costs; and raw materials (iron ore, coal, coke, steel scrap, zinc, tin and other metallic additions) and energy (natural gas and electricity) costs.

U. S. Steel’s long-term success depends on our ability to earn a competitive return on capital employed by implementing our strategy to be a world leader in safety and environmental stewardship; to continue to increase our value-added product mix; to further expand our global business platform; to maintain a strong capital structure and liquidity position; to continue to improve our reliability and cost competitiveness; and to attract and retain a diverse and talented workforce. For a fuller description of our strategy, see “Item 1. Business Description – Business Strategy.” Some of the other key issues which are impacting the global steel industry, including U. S. Steel, are the level of unfunded pension and other benefits obligations; the degree of industry consolidation; the impact of production and consumption of steel in China and other developing countries; and the levels of steel imports into the markets we serve.

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

Inventories – LIFO (last-in, first-out) is the predominant method of inventory costing for inventories in the United States and FIFO (first-in, first-out) is the predominant method used in Canada and Europe. The LIFO method of inventory costing was used for 56 percent and 54 percent of consolidated inventories at December 31, 2012 and December 31, 2011, respectively. Changes in U.S. GAAP rules or tax law, such as the elimination of the LIFO method of accounting for inventories, could negatively affect our profitability and cash flow.

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

U. S. Steel’s investment strategy for its U.S. pension and other benefits plan assets provides for a diversified mix of public equities, high quality bonds and selected smaller investments in private equities, investment trusts and partnerships, and timber and mineral interests. For its U.S. Pension and Other Benefits plans, U. S. Steel has a target allocation for plan assets of 60 percent and 70 percent in equities, respectively, with the balance primarily invested in corporate bonds, Treasury bonds and government-backed mortgages. U. S. Steel believes that returns on equities over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds tend to offset some of the short-term volatility of stocks. Both equity and fixed-income investments are made across a broad range of industries and companies to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel will use a 7.75 percent assumed rate of return on assets for the development of net periodic cost for the main defined benefit pension plan and domestic OPEB plans in 2013. This 2013 assumed rate of return is the same as the rate of return used for 2012 domestic expense and was determined by taking into account the intended asset mix and some moderation of the historical premiums that fixed-income and equity investments have yielded above government bonds. Actual returns since the inception of the plans have exceeded this 7.75 percent rate and while recent annual returns have been volatile, it is U. S. Steel’s expectation that rates will achieve this level in future periods.

For USSC defined benefit pension plans, U. S. Steel’s investment strategy is similar to its strategy for U.S. plans, whereby the Company seeks a diversified mix of large and mid-cap equities, high quality corporate and government bonds and selected smaller investments with a target allocation for plan assets of 65 percent equities. U. S. Steel will use a 7.25 percent assumed rate of return on assets for the development of net periodic costs for the USSC defined benefit expense in 2013. The 2013 assumed rate of return is the same as the rate of return used for 2012 USSC expense.

To determine the discount rate used to measure our pension and other benefit obligations, certain corporate bond rates are utilized for both U.S. GAAP and funding purposes. As a result of lower interest rates at December 31, 2012 and the continued volatility in the financial markets, U. S. Steel decreased the discount rate used to measure both domestic pension and other benefits obligations to 3.75 percent from 4.5 percent. The discount rate reflects the current rate at which we estimate the pension and other benefits liabilities could be effectively settled at the measurement date. In setting the domestic rates, we utilize several AAA and AA corporate bond rates as an indication of interest rate movements and levels. For Canadian benefit plans, a discount rate was selected through a similar review process using Canadian bond rates and indices and at December 31, 2012, U. S. Steel decreased the discount rate to 3.75 percent from 4.5 percent for its Canadian-based pension and other benefits.

U. S. Steel reviews its own actual historical rate experience and expectations of future health care cost trends to determine the escalation of per capita health care costs under U. S. Steel’s benefit plans. About two thirds of our costs for the domestic United Steelworkers (USW) participants’ retiree health benefits in the Company’s main domestic benefit plan are limited to a per capita dollar maximum calculation based on 2006 base year actual costs incurred under the main U. S. Steel benefit plan for USW participants (the “Cost Cap”). The full effect of the Cost Cap was deferred in the 2012 Labor Agreements until 2015. After 2015, the Company’s costs for a majority of USW retirees and their dependents are expected to remain fixed with the application of the cost cap and as a result, the cost impact of health care escalation on the Company is projected to be limited for this group (See Footnote 16 to the Consolidated Financial Statements). For measurement of its domestic retiree medical plans where health care cost escalation is applicable, U. S. Steel has assumed an initial escalation rate of 7.0 percent for 2013. This rate is assumed to decrease gradually to an ultimate rate of 5.0 percent in 2017 and remain at that level thereafter. For measurement of its Canadian retiree medical plans, U. S. Steel has assumed an initial escalation rate of 6.0 percent for 2013. This rate is assumed to decrease gradually to an ultimate rate of 5.0 percent in 2017 and remain at that level thereafter.

Net periodic pension cost, including multiemployer plans, is expected to total approximately $385 million in 2013 compared to $412 million in 2012. The decrease in expected expense in 2013 is primarily due to the natural maturation of our pension plans and a higher market related value of assets partially offset by a decrease in the discount rate. Total other benefits costs in 2013 are expected to be approximately $55 million, compared to $100 million in 2012. The decrease in expected expense in 2013 is primarily a result of the changes negotiated as part of the 2012 Labor Agreements.

A sensitivity analysis of the projected incremental effect of a hypothetical one percentage point change in the significant assumptions used in the pension and other benefits calculations is provided in the following table:

	Hypothetical Rate Increase (Decrease)
(In millions)	1%	(1%)
Expected return on plan assets
Incremental (decrease) increase in:
Net periodic pension costs for 2013	$(103)	$103
Discount rate
Incremental (decrease) increase in:
Net periodic pension & other benefits costs for 2013	$(58)	$53
Pension & other benefits obligations at December 31, 2012	$(1,425)	$1,654
Health care cost escalation trend rates
Incremental increase (decrease) in:
Service and interest costs components	$11	$(9)

Changes in the assumptions for expected annual return on plan assets and the discount rate used for accounting purposes do not impact the funding calculations used to derive minimum funding requirements for the pension plans. However, the discount rates required for minimum funding purposes are also based on corporate bond related indices and as such, the same general sensitivity concepts as above can be applied to increases or decreases to the funding obligations of the plans assuming the same hypothetical rate changes. (See Note 16 to the Consolidated Financial Statements for a discussion regarding legislation enacted in July 2012 that impacts the discount rate used for funding purposes.) For further cash flow discussion see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Cash Flows and Liquidity – Liquidity.”

Goodwill and identifiable intangible assets – Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired. Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate the carrying value may not be recoverable. The evaluation of impairment involves comparing the estimated fair value of the associated reporting unit to its carrying value, including goodwill. We have two reporting units that hold nearly all of our goodwill: our Flat-rolled reporting unit and our Texas Operations reporting unit, which is part of our Tubular operating segment.

On January 1, 2012, U. S. Steel adopted ASU 2011-08 which provides the option of performing a qualitative assessment before performing the first step of the two-step impairment test (see Note 11 to the Consolidated Financial Statements). U. S. Steel completed its annual goodwill impairment evaluation during the third quarter of 2012 and determined, on the basis of a number of economic, cost, market and other qualitative factors, including consideration of certain factors from the 2011 annual goodwill impairment evaluation, there was no indication of goodwill impairment for any of the reporting units.

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

Taxes – U. S. Steel records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. A full valuation allowance was recorded for both our Canadian and Serbian deferred tax assets primarily due to cumulative losses in these jurisdictions in recent years. Accordingly, losses in Canada and Serbia do not generate a tax benefit for accounting purposes. On January 31, 2012, U. S. Steel sold USSS and the Serbian deferred tax asset and the offsetting valuation allowance were removed in connection with the sale. If evidence changes and it becomes more likely than not that the Company will realize the Canadian deferred tax asset, the valuation allowance would be partially or fully reversed. Likewise, should U. S. Steel determine that it would not be able to realize all or part of our deferred tax assets in the future, an adjustment to the valuation allowance for deferred tax assets would be charged to income tax expense in the period such determination was made. U. S. Steel expects to generate future taxable income to realize the benefits of our net deferred tax assets.

U. S. Steel makes no provision for deferred U.S. income taxes on undistributed foreign earnings because as of December 31, 2012, it remained management’s intention to continue to indefinitely reinvest such earnings in foreign operations. See Note 8 to the Consolidated Financial Statements. Undistributed foreign earnings at December 31, 2012 amounted to approximately $2.7 billion. If such earnings were not indefinitely reinvested, a U.S. deferred tax liability of approximately $800 million would have been required.

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

Environmental Remediation – U. S. Steel provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures and are discounted in certain instances. U. S. Steel regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination was made. As of December 31, 2012, the total accrual for environmental remediation was $203 million, excluding liabilities related to asset retirement obligations. Due to uncertainties inherent in remediation projects, it is possible that total remediation costs for active matters may exceed the accrued liability by as much as 15 to 30 percent.

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

Flat-rolled has annual raw steel production capability of 24.3 million tons. Raw steel production was 19.1 million tons in 2012, 18.6 million tons in 2011 and 18.4 million tons in 2010. Raw steel production averaged 78 percent of capability in 2012, 77 percent of capability in 2011 and 76 percent of capability in 2010.

The USSE segment includes the operating results of USSK, U. S. Steel’s integrated steel mill and coke and other production facilities in Slovakia. Prior to January 31, 2012, the USSE segment also included USSS, U. S. Steel’s integrated steel mill and other facilities in Serbia, and an equity investee, which were sold on January 31, 2012 (see Note 4 to the Consolidated Financial Statements). USSE primarily serves customers in the European construction, service center, conversion, container, transportation (including automotive), appliance and electrical, and oil, gas and petrochemical markets. USSE produces and sells slabs, sheet, strip mill plate, tin mill products and spiral welded pipe, as well as heating radiators and refractory ceramic materials.

Subsequent to January 31, 2012, USSE’s annual steel capacity is 5.0 million tons. Prior to that date, USSE had annual raw steel production capability of 7.4 million tons. USSE’s raw steel production was 4.5 million tons in 2012, 5.6 million tons in 2011 and 6.1 million tons in 2010. USSE’s raw steel production averaged 87 percent of capability in 2012, 76 percent of capability in 2011 and 82 percent of capability in 2010.

The Tubular segment includes the operating results of U. S. Steel’s tubular production facilities, located primarily in the United States, and equity investees in the United States and Brazil. These operations produce and sell seamless and electric resistance welded (ERW) steel casing and tubing (commonly known as oil country tubular goods or OCTG), standard and line pipe and mechanical tubing and primarily serve customers in the oil, gas and petrochemical markets. Tubular’s annual production capability is 2.8 million tons.

All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. These businesses include transportation services (railroad and barge operations) and real estate operations.

For further information, see Note 3 to the Consolidated Financial Statements.

Net Sales

Net Sales by Segment

(Dollars in millions, excluding intersegment sales)	2012	2011	2010
Flat-rolled	$12,908	$12,367	$10,848
USSE	2,949	4,306	3,989
Tubular	3,283	3,034	2,403

Total sales from reportable segments	19,140	19,707	17,240
Other Businesses	188	177	134

Net sales	$19,328	$19,884	$17,374

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments is set forth in the following tables:

Year Ended December 31, 2012 versus Year Ended December 31, 2011

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Other	Net Change
Flat-rolled	4%	-2%	0%	0%	2%	4%
USSE	-21%	-4%	-1%	-6%	0%	-32%
Tubular	4%	4%	0%	0%	0%	8%
(a)	Excludes intersegment sales
(b)	Foreign currency translation effects

The increase in sales for the Flat-rolled segment primarily reflected increased shipments (increase of 465 thousand net tons) partially offset by lower average realized prices (decrease of $9 per net ton). The decrease in sales for the European segment primarily reflected decreased shipments (decrease of 1.1 million net tons) primarily due to the sale of USSS, lower average realized euro-based prices (decrease of €30 per net ton) and the strengthening of the U.S. dollar versus the euro in 2012 compared to 2011. The increase in sales for the Tubular segment resulted primarily from higher average realized prices (increase of $75 per net ton) and increased shipments (increase of 74 thousand net tons) as a result of increased drilling activity.

Year Ended December 31, 2011 versus Year Ended December 31, 2010

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Other	Net Change
Flat-rolled	1%	12%	0%	0%	1%	14%
USSE	-9%	12%	1%	4%	0%	8%
Tubular	15%	9%	2%	0%	0%	26%
(a)	Excludes intersegment sales
(b)	Foreign currency translation effects

The increase in sales for the Flat-rolled segment primarily reflected higher average realized prices (increase of $84 per net ton) and increased shipments (increase of 208 thousand net tons) as a result of improved economic conditions. The increase in sales for the European segment was primarily due to higher average realized euro-based transaction prices (increase of €76 per net ton) and the weakening of the U.S. dollar versus the euro in 2011 compared to 2010 partially offset by decreased shipments as a result of weaker demand due to the difficult economic conditions in Europe (decrease of 532 thousand net tons). The increase in sales for the Tubular segment resulted primarily from higher shipments (increase of 261 thousand net tons) and higher average realized prices (increase of $118 per net ton) as a result of improved energy market conditions.

Operating Expenses

Union profit-sharing costs

	Year Ended December 31
(Dollars in millions)	2012	2011	2010
Allocated to segment results	$53	$37	$28

Profit-based amounts per the agreements with the USW are calculated and paid on a quarterly basis as a percentage of consolidated income from operations (as defined in the agreements) based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton. Profit-based amounts used to reduce retiree medical premiums are derived from the same initial profit calculation as these profit sharing amounts (see Note 16 to the Consolidated Financial Statements).

The amounts above represent profit-sharing amounts to active USW-represented employees (excluding employees of USSC) and are included in cost of sales on the statement of operations.

Pension and other benefits costs

Defined benefit and multiemployer pension plan costs totaled $412 million in 2012, $443 million in 2011 and $276 million during 2010. The $31 million decrease in expense from 2011 to 2012 is primarily due to the natural maturation of our pension plans and a higher market related value of assets, partially offset by a decrease in the discount rate. The $167 million increase in expense from 2010 to 2011 is primarily due to higher amortization of unrecognized losses and lower asset returns, both of which relate to a lower market-related value of assets caused by the recognition of remaining deferred 2008 investment losses. U. S. Steel calculates its market-related value of assets such that investment gains or losses as compared to expected returns are recognized over a three-year period. To the extent that deferred gains and losses on plan assets are not yet reflected in this calculated value, the amounts do not impact expected asset returns or the net actuarial gains or losses subject to amortization within the net periodic pension expense calculation. (See Note 16 to the Consolidated Financial Statements.)

The pension stabilization legislation enacted in 2012 includes a revised interest rate formula used to measure defined benefit pension obligations for calculating minimum annual contributions. The new interest rate formula is expected to result in higher interest rates for minimum funding calculations compared to prior law over the next few years which will improve the funded status of our main defined benefit pension plan and reduce minimum required contributions. U. S. Steel made voluntary contributions to our main U.S. defined benefit plan of $140 million in

2012 and for several prior years. U. S. Steel will likely make voluntary contributions of similar amounts in future periods to mitigate potentially larger mandatory contributions in later years. Assuming future asset performance consistent with our expected long-term earnings rate assumption of 7.75 percent, we anticipate that the pension stabilization legislation interest rate changes will allow us to continue to make voluntary contributions of approximately $140 million per year through 2016 before we could be required to contribute more than that amount should the current low interest rate environment persist.

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

Costs related to defined contribution plans totaled $42 million during 2012, $37 million during 2011 and $22 million during 2010.

Other benefits costs, which are included in income from operations, totaled $100 million in 2012, $159 million in 2011 and $152 million in 2010. The decrease in expense from 2011 to 2012 is primarily a result of Medicare program changes.

For additional information on pensions and other benefits, see Note 16 to the Consolidated Financial Statements.

Selling, general and administrative expenses

Selling, general and administrative expenses were $654 million in 2012, $733 million in 2011 and $610 million in 2010. The decrease from 2011 to 2012 is primarily related to the sale of USSS. The increase from 2010 to 2011 is primarily related to an $80 million increase in pension and other benefits costs, which is a portion of the $167 million increase discussed under pension and other benefits costs above, and increased employee costs as a result of an increase in the number of employees from 2010.

Depreciation, depletion and amortization

Depreciation, depletion and amortization expenses were $661 million in 2012, $681 million in 2011 and $658 million in 2010.

Income (Loss) from Operations(a)

	Year Ended December 31,
(Dollars in Millions)	2012	2011	2010
Flat-rolled(b)	$400	$469	$(261)
USSE(c)	34	(162)	(33)
Tubular(b)	366	316	353

Total income (loss) from reportable segments(b)	800	623	59
Other Businesses(b)	55	46	55

Reportable segments and Other Businesses income from operations(b)	855	669	114
Postretirement benefit expenses(b)	(297)	(386)	(231)
Other items not allocated to segments:
Loss on sale of U. S. Steel Serbia	(399)	–	–
Gain on sale of transportation assets	89	–	–
Supplier contract dispute settlement	15	–	–
Property tax settlements	19	–	–
Labor agreement lump sum payments	(35)	–	–
Net gain on the sale of assets	–	–	6
Environmental remediation charge	–	(18)	–

Total income (loss) from operations	$247	$265	$(111)
(a)	See Note 3 to the Consolidated Financial Statements for reconciliations and other disclosures required by Accounting Standards Codification Topic 280.
(b)	Amounts prior to 2011 have been restated to reflect a change in our segment allocation methodology for postretirement benefit expenses as disclosed in Note 3 to the Consolidated Financial Statements.
(c)	Includes the results of USSS through the disposition date of January 31, 2012. See Note 4 to the Consolidated Financial Statements.

Gross Margin by Segment

(USSE includes the results of USSS through the disposition date of January 31, 2012)

	Year Ended December 31,
	2012	2011	2010
Flat-rolled	8%	9%	4%
USSE	8%	3%	7%
Tubular	15%	14%	19%

Segment results for Flat-rolled

The Flat-rolled segment had income of $400 million for the year ended December 31, 2012 compared to income of $469 million for the year ended December 31, 2011. The decrease in Flat-rolled results for 2012 compared to 2011 resulted mainly from a decrease in average realized prices (approximately $150 million), unfavorable changes from steel substrate sales to our Tubular segment (approximately $65 million), increased facility repairs and maintenance and other operating costs (approximately $70 million) and higher costs for employee profit sharing (approximately $25 million). These decreases were partially offset by reduced energy costs, primarily due to lower natural gas costs (approximately $180 million) and an increase in shipment volumes (approximately $60 million).

The Flat-rolled segment had income of $469 million for the year ended December 31, 2011 compared to a loss of $261 million for the year ended December 31, 2010. The significant improvement in Flat-rolled results for the year ended December 31, 2011 compared to the same period in 2010 resulted mainly from an increase in average realized prices (approximately $1,260 million), favorable changes from increased steel substrate sales to our Tubular segment (approximately $195 million), decreased facility restart costs (approximately $50 million), higher income from our joint ventures (approximately $25 million), decreased energy costs primarily due to a reduction in natural gas costs (approximately $20 million) and decreased lower of cost or market charges for inventory (approximately $10 million). These improvements were partially offset by higher raw materials costs (approximately $490 million), increased facility repairs and maintenance and other operating costs (approximately $225 million), accounting losses on transactions to sell excess iron ore pellets (approximately $70 million), higher costs for employee profit sharing (approximately $30 million) and operating inefficiencies related to idled facilities (approximately $15 million).

Segment results for USSE

(Includes the results of USSS through the disposition date of January 31, 2012)

The USSE segment had income of $34 million for the year ended December 31, 2012 compared to a loss of $162 million for the year ended December 31, 2011. The improvement in USSE results in 2012 compared to 2011 was primarily due to lower raw materials costs (approximately $335 million), the elimination of operating losses subsequent to January 31, 2012 associated with our former Serbian operations (approximately $195 million), decreased facility repairs and maintenance and other operating costs (approximately $5 million) and increased shipment volumes (approximately $5 million). These improvements were partially offset by a decrease in average realized euro-based prices for USSK (approximately $250 million), the strengthening of the U.S. dollar versus the euro in 2012 compared to 2011 (approximately $70 million) and increased energy costs primarily due to increased electricity costs (approximately $25 million).

The USSE segment had a loss of $162 million for the year ended December 31, 2011 compared to a loss of $33 million for the year ended December 31, 2010. The decrease in USSE results for the year ended December 31, 2011 compared to the same period in 2010 was primarily due to higher raw materials costs (approximately $365 million), increased facility repairs and maintenance and other operating costs (approximately $90 million), increased energy costs primarily due to an increase in electricity costs (approximately $50 million), increased inventory charges (approximately $30 million) and decreased shipment volumes (approximately $15 million) partially offset by an increase in average realized euro-based prices (approximately $395 million) and the weakening of the U.S. dollar versus the euro in 2011 compared to 2010 (approximately $30 million).

On January 31, 2012, U. S. Steel sold USSS and subsequent to this sale, the USSE segment includes only USSK results. In order to provide a better understanding of the impact on USSE segment results of the sale of USSS, we include certain non-GAAP financial measures to show USSK 2012 and 2011 results included in the USSE segment. USSE year ended December 31, 2012 and 2011 results included the following for USSK:

	Year ended December 31,
(Dollars in millions except average realized price amounts)	2012	2011
USSK results
Income from operations	$51	$44
Shipments(a)	3,743	3,690
Raw steel production(a)	4,434	4,201
Raw steel capability utilization	88%	84%
Average realized price ($/net ton)	$743	$862
(a)	Thousands of net tons

Segment results for Tubular

The Tubular segment had income of $366 million for the year ended December 31, 2012 compared to income of $316 million for the year ended December 31, 2011. The improvement in Tubular results in 2012 as compared to 2011 resulted mainly from an increase in average realized prices (approximately $100 million), lower substrate costs primarily supplied by the Flat-rolled segment (approximately $65 million), and an increase of 74 thousand tons in shipments (approximately $45 million). These improvements were partially offset by increased facility repairs and maintenance and other operating costs (approximately $155 million) and higher costs for employee profit sharing (approximately $5 million).

The Tubular segment had income of $316 million for the year ended December 31, 2011 compared to income of $353 million for the year ended December 31, 2010. The decrease in Tubular results for the year ended December 31, 2011 as compared to the same period in 2010 resulted mainly from increased costs for steel substrate primarily supplied by the Flat-rolled segment (approximately $220 million), increased facility repairs and maintenance and other operating costs (approximately $55 million) and higher costs for employee profit sharing (approximately $5 million) partially offset by an increase in average realized prices (approximately $165 million) and an increase of 261 thousand tons in shipments (approximately $80 million).

Results for Other Businesses

Other Businesses had income of $55 million, $46 million and $55 million for 2012, 2011 and 2010, respectively.

Items not allocated to segments:

The decrease in postretirement benefit expense in 2012 as compared to 2011 resulted from lower pension expense due to the natural maturation of the pension plans and lower retiree medical expense caused by a number of Medicare program changes. Postretirement benefit expense increased from 2010 to 2011 as a result of higher amortization of unrecognized losses and lower asset returns, both of which relate to a lower market-related value of assets caused by the recognition of the deferred 2008 investment losses.

We recorded a $310 million pretax net loss on the sale of assets in 2012 which consisted of a pretax loss of $399 million related to the sale of USSS and a pretax gain of $89 million related to the sale of a majority of the operating assets of the Birmingham Southern Railroad.

We recorded a $15 million pretax favorable settlement in 2012 related to a supplier contract dispute settlement.

We recorded a pretax gain of $19 million related to property tax settlements that occurred in 2012. This was reflected as a reduction to our cost of sales.

The 2012 Labor Agreements provided for lump sum payments of $2,000 to each covered active USW member. These labor agreement lump sum payments resulted in a pretax charge of $35 million in 2012.

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

Net Interest and Other Financial Costs

	Year Ended December 31,
(Dollars in millions)	2012	2011	2010
Interest income	$(7)	$(6)	$(7)
Interest expense	214	190	195
Other financial costs	34	54	86

Net interest and other financial costs	$241	$238	$274

Net interest and other financial costs for 2012 was comparable to 2011 as an $18 million redemption premium associated with the April 2012 redemption of all of our $300 million 5.65% Senior Notes due June 1, 2013 was offset by reduced net foreign currency losses resulting from the accounting remeasurement effects on a U.S. dollar-denominated intercompany loan (the Intercompany Loan) from a U.S. subsidiary to a European entity. Effective January 1, 2012, the functional currency of the European entity changed from the euro to the U.S. dollar because of significant changes in economic facts and circumstances, including the sale of USSS. This change in functional currency has been applied on a prospective basis since January 1, 2012.

The favorable change in net interest and other financial costs from 2010 to 2011 was mainly due to reduced net foreign currency losses in 2011 as compared to 2010. The foreign currency effects primarily resulted from the accounting remeasurement effects of the Intercompany Loan partially offset by euro-U.S. dollar derivatives activity, which we use to mitigate our foreign currency exchange rate exposure.

For additional information on U. S. Steel’s foreign currency exchange activity see Note 13 to the Consolidated Financial Statements and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk.”

Income Taxes

The income tax provision for the year ended December 31, 2012 was $131 million compared to $80 million in 2011 and $97 million in 2010. The tax provision does not reflect any tax benefit for pretax losses in Canada and Serbia (USSS was sold on January 31, 2012), which are jurisdictions where we have, or had, recorded a full valuation allowance on deferred tax assets, and also does not reflect any tax provision or benefit for certain foreign currency remeasurement gains and losses that are not recognized in any tax jurisdiction. (See Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk for further details.) In addition, no significant tax benefit was recorded for the $399 million loss on the sale of USSS in 2012. Included in the 2012 income tax provision is a tax benefit of $20 million relating to adjustments to tax reserves related to the conclusion of certain audits, as well as a tax benefit of $26 million to adjust our estimated 2011 federal tax liability to our actual tax liability reflected in our tax return as filed. Included in the 2010 tax provision is a net tax benefit of $39 million resulting from the conclusion of certain tax return examinations and the remeasurement of existing tax reserves, offset by a tax charge of $27 million as a result of the U.S. health care legislation enacted in 2010.

The net domestic deferred tax asset was $538 million at December 31, 2012 compared to $697 million at December 31, 2011. The decrease in the net domestic deferred tax asset from 2011 to 2012 was primarily due to the remeasurement of the OPEB plans (see Note 16 to the Consolidated Financial Statements). A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. We continue to believe it is more likely than not that the domestic deferred tax assets will be realized.

At December 31, 2012, the foreign deferred tax assets recorded were $57 million, net of established valuation allowances of $1,099 million. At December 31, 2011, the foreign deferred tax assets recorded were $66 million, net of established valuation allowances of $1,018 million. Net foreign deferred tax assets fluctuate as the value of the U.S. dollar changes with respect to the euro and the Canadian dollar. A full valuation allowance was recorded for both the Canadian and Serbian deferred tax assets primarily due to cumulative losses in these jurisdictions in recent years. On January 31, 2012, U. S. Steel sold USSS and the Serbian deferred tax assets and offsetting valuation allowance were removed in connection with the sale. If evidence changes and it becomes more likely than not that the Company will realize the Canadian deferred tax asset, the valuation allowance would be partially or fully reversed. Any reversal of this amount would result in a decrease to tax expense.

In January 2013, the President signed into law the American Taxpayer Relief Act of 2012 which retroactively extended various tax provisions applicable to U. S. Steel from January 1, 2012 through December 31, 2013. As a result, we expect that our income tax provision for the first quarter of 2013 will include a tax benefit which will reduce the annual effective tax rate for 2013 by an immaterial amount.

For further information on income taxes see Note 8 to the Consolidated Financial Statements.

Net loss attributable to U. S. Steel

Net loss attributable to U. S. Steel in 2012 was $124 million compared to $53 million and $482 million in 2011 and 2010, respectively. The changes primarily reflected the factors discussed above.

Financial Condition, Cash Flows and Liquidity

Financial Condition

Receivables decreased by $343 million from December 31, 2011 primarily due to the sale of USSS. Additionally, sales in the latter part of a period typically represent the majority of the receivables as of the end of that period. The decrease in receivables at year-end 2012 as compared to year-end 2011 primarily reflected lower average realized prices in the 2012 period.

Inventories decreased by $272 million from December 31, 2011 primarily due to the sale of USSS and a reduction in raw material inventories.

Investments and long-term receivables decreased by $74 million from December 31, 2011 primarily due to cash distributions received from several of our equity method investees.

Property, plant and equipment, net decreased by $171 million from December 31, 2011 primarily due to the sale of USSS.

Assets held for sale as of December 31, 2011 reflected the majority of the operating assets of Birmingham Southern Railroad and the Port Birmingham Terminal that were sold on February 1, 2012 (See Note 4 to the Consolidated Financial Statements).

Total deferred income tax benefits decreased by $168 million from December 31, 2011 primarily due to the remeasurement of the OPEB plans. See Notes 8 and 16 to the Consolidated Financial Statements.

Accounts payable decreased by $263 million from December 31, 2011 primarily due to decreased business volume, the sale of USSS and decreased accrued capital expenditures.

Borrowings under Receivables Purchase Agreement as of December 31, 2011 reflects the outstanding borrowings under our RPA. As of December 31, 2012, there were no borrowings outstanding under our RPA.

Long-term debt, less unamortized discount increased by $108 million due to the issuance of our $400 million 7.50% Senior Notes due 2022, the issuance of $94 million 5.75% Environmental Improvement Revenue Bonds due August 1, 2042 and the renewal of the Fairfield caster lease, offset by the redemption of our $300 million 5.65% Senior Notes in April 2012 and the repayment of the outstanding borrowings under USSK’s unsecured revolving credit facilities.

Employee benefits decreased by $184 million from December 31, 2011 primarily due to a reduction of approximately $520 million in our other post-employment benefits (OPEB) obligations as a result of benefit and plan design changes in the 2012 Labor Agreements as well as an increase in the market value of the assets in our pension and OPEB plans in 2012 (see Note 16 to the Consolidated Financial Statements). Additionally, U. S. Steel made a $140 million voluntary pension contribution to its main defined benefit pension plan in 2012 and a $75 million contribution to a restricted account within our trust for represented retiree health care and life insurance benefits. These decreases were partially offset by an increase in the pension and OPEB liabilities due to a reduced discount rate used to value the obligations.

Cash Flows

Net cash provided by operating activities was $1,135 million in 2012 compared to $168 million in 2011 and net cash used in operating activities of $379 million in 2010. The improvement is primarily due to changes in working capital from 2011 to 2012 and improved operating results partially offset by increased employee benefit payments as further detailed below. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business. Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31,
	2012	2011
Accounts Receivable Turnover	9.3	9.8
Inventory Turnover	6.7	7.1

Net cash provided by (used in) operating activities for 2012, 2011 and 2010 reflects employee benefits payments as shown in the following table.

Employee Benefits Payments

	Year Ended December 31,
(Dollars in millions)	2012	2011	2010
Voluntary contributions to main defined benefit pension plan	$140	$140	$140
Required contributions to other defined benefit pension plans	94	90	81
Other employee benefits payments not funded by trusts	303	309	237
Contributions to trusts for retiree health care and life insurance(a)	76	–	–
Payments to a multiemployer pension plan	69	63	56
Pension related payments not funded by trusts(b)	25	24	20

Reductions in cash flows from operating activities	$707	$626	$534
(a)	Includes $75 million of contributions to a restricted account within our trust for represented retiree health care and life insurance benefits as required by collective bargaining agreements.
(b)	Includes a one time payment of $5 million in 2012 related to fees paid by the Company on behalf of the main defined benefit pension plan and a one time payment of $13 million in 2010 related to early retirement programs.

Capital expenditures in 2012 were $723 million compared to $848 million in 2011 and $676 million in 2010.

Flat-rolled capital expenditures were $625 million and included spending for construction of carbon alloy facilities (coke substitute) at Gary Works, construction of a technologically and environmentally advanced coke battery at the Mon Valley Works’ Clairton Plant, ongoing implementation of an enterprise resource planning (ERP) system and various other infrastructure and environmental projects. Tubular capital expenditures of $42 million primarily related to an upgrade to the Lorain No. 4 Seamless Hot Mill, infrastructure and environmental capital projects. USSE capital expenditures of $38 million consisted of spending for infrastructure and environmental projects.

Flat-rolled capital expenditures of $616 million included spending for construction of carbon alloy facilities at Gary Works, construction of a technologically and environmentally advanced coke battery at the Mon Valley Works’ Clairton Plant, ongoing implementation of an ERP system and various other infrastructure, environmental and strategic projects. USSE capital expenditures of $109 million included spending for environmental projects and for blast furnace coal injection projects. Tubular capital expenditures of $104 million primarily related to construction of a heat treat and finishing facility at our Lorain Tubular Operations in Ohio.

Flat-rolled capital expenditures of $499 million in 2010 included spending for implementation of an ERP system, the construction of carbon alloy facilities at Gary Works, blast furnace infrastructure projects, a technologically and environmentally advanced coke battery at the Mon Valley Works’ Clairton Plant, large mobile equipment purchases for iron ore operations and various other infrastructure, environmental and strategic projects. USSE capital expenditures of $120 million included spending for environmental projects and for blast furnace coal injection projects. Tubular capital expenditures of $45 million were primarily related to spending for a quench and temper line at our Lorain Tubular operations in Ohio.

U. S. Steel’s contract commitments to acquire property, plant and equipment at December 31, 2012, totaled $248 million.

Capital expenditures for 2013 are expected to total approximately $800 million and remain focused largely on strategic, infrastructure and environmental projects. During 2012, we completed or neared completion on several key projects of strategic importance. We have made significant progress to improve our coke self-sufficiency and reduce our reliance on purchased coke for the steel making process through the application of advanced technologies, upgrades to our existing coke facilities and increased use of natural gas and pulverized coal in our operations. We have completed the construction of a technologically and environmentally advanced battery at the Mon Valley Works’ Clairton Plant with a projected capacity of 960,000 tons per year. Initial start-up of the battery began in November 2012 with full production expected in the first quarter of 2013. We are constructing a carbon alloy facility at Gary Works, which utilizes an environmentally compliant, energy efficient and flexible production technology to produce a coke substitute product. The facility has a projected capacity of 500,000 tons per year. Construction of the first of two modules is complete with production starting in 2012 and full production expected at the end of the third quarter of 2013. Construction of the second module is projected to be completed in the fourth quarter of 2013, with full production expected by the end of the second quarter of 2014.

In an effort to increase our participation in the automotive market as vehicle emission and safety requirements become increasingly stringent, PRO-TEC Coating Company, our joint venture in Ohio with Kobe Steel, Ltd., has a new automotive continuous annealing line (CAL) under construction that is being financed at the joint venture level and is expected to begin operations in the first half of 2013. We are also continuing our efforts to implement an enterprise resource planning (ERP) system to replace our existing information technology systems, which will enable us to operate more efficiently. The completion of the ERP project is expected to provide further opportunities to streamline, standardize and centralize business processes in order to maximize cost effectiveness, efficiency and control across our global operations. We are also currently developing additional projects within our Tubular segment, such as facility enhancements and additional premium connections that will further enhance our ability to support our Tubular customers’ evolving needs.

Over the longer term, we are considering business strategies to leverage our significant iron ore position in the United States and to exploit opportunities related to the availability of reasonably priced natural gas as an alternative to coke in the iron reduction process to improve our cost competitiveness, while reducing our dependence on coal and coke. We are considering an expansion of our iron ore pellet operations at our Keewatin, MN (Keetac) facility which would increase our production capability by approximately 3.6 million tons thereby increasing our iron ore self-sufficiency. The total cost of this project as currently conceived is broadly estimated to be approximately $820 million. Final permitting for the expansion was completed in December 2011. We are examining alternative iron and steel making technologies such as gas-based, direct-reduced iron and electric arc furnace (EAF) steelmaking. Our capital investments in the future may reflect such strategies, although we expect that iron and steel-making through the blast furnace and basic oxygen furnace manufacturing processes will remain our primary processing technology for the long term.

The foregoing statements regarding expected capital expenditures, capital projects and expected benefits from the implementation of the ERP project are forward-looking statements. Factors that may affect our capital spending and the associated projects include: (i) levels of cash flow from operations; (ii) changes in tax laws; (iii) general economic conditions; (iv) steel industry conditions; (v) cost and availability of capital; (vi) receipt of necessary permits; (vii) unforeseen hazards such as contractor performance, material shortages, weather conditions, explosions or fires; and (viii) the requirements of applicable laws and regulations. There is also a risk that the completed projects will not produce at the expected levels and within the costs currently projected. Predictions regarding benefits resulting from the implementation of the ERP project are subject to uncertainties. Actual results could differ materially from those expressed in these forward-looking statements.

Disposal of assets in 2012 primarily reflects proceeds from the sale of the majority of the operating assets of Birmingham Southern Railroad Company and the Port Birmingham Terminal. Disposal of assets in 2011 primarily reflects cash proceeds of approximately $22 million from transactions to sell and swap a portion of the emissions allowances at USSK as well as various other transactions, none of which were individually material. Disposal of assets in 2010 primarily reflects cash proceeds of approximately $60 million from the sale of U. S. Steel’s 44.6 percent interest in the Wabush Mines Joint Venture, approximately $35 million from the sale of the bar mill and bloom and billet mill assets location at Hamilton Works, approximately $35 million from the sale of transportation assets in Alabama, and approximately $22 million from the sale of a majority of the operating assets of Fintube.

Restricted cash in 2012 primarily reflects the issuance of $94 million of 2042 Environmental Revenue Bonds, the proceeds of which were placed in escrow and restricted for certain capital projects at Gary Works, our Clairton Plant and Granite City Works. The proceeds become unrestricted as capital expenditures for these projects are made. At December 31, 2012, $67 million of this restricted cash remained. This increase was partially offset by a reduction in collateralized letters of credit. Restricted cash in 2011 and 2010 primarily relates to the receipt and use of the proceeds received from the issuance of $70 million of Recovery Zone Facility Bonds in 2010. The proceeds of which were placed in escrow and restricted for the heat treat and finishing facilities capital project at our Tubular operations in Lorain, Ohio. The proceeds became unrestricted as capital expenditures for this project were made. This project was completed in 2011.

Borrowings against revolving credit facilities in 2012 and 2011 reflect amounts drawn under USSK’s unsecured revolving credit facilities.

Repayments of revolving credit facilities in 2012, 2011 and 2010 reflect USSK’s repayment of the outstanding borrowings under its unsecured revolving credit facilities.

Receivables Purchase Agreement (payments) proceeds in 2012 and 2011 reflect activity under the Receivables Purchase Agreement.

Issuance of long-term debt, net of financing costs in 2012 reflects the issuance of $400 million of 7.50% Senior Notes due 2022 and the issuance of $94 million 5.75% 2042 Environmental Revenue Bonds (ERBs). U. S. Steel received net proceeds of $392 million and $93 million, respectively after related discounts and other fees. Issuance of long-term debt, net of financing costs in 2011 reflects the issuance of $195 million of ERBs maturing from 2015 to 2029. Issuance of long-term debt, net of financing costs in 2010 primarily reflects the issuance of $600 million of 7.375% Senior Notes due in 2020. U. S. Steel received net proceeds of $582 million after related discounts and other fees. Also in 2010, we issued $89 million of ERBs maturing in 2026 and $70 million of Recovery Zone Facility Bonds maturing in 2040. See “Liquidity.”

Repayment of long-term debt in 2012 reflects the redemption of our $300 million 5.65% Senior Notes due 2013. Repayment of long-term debt in 2011 primarily reflects the refunding of $196 million of ERBs. Repayment of long-term debt in 2010 primarily reflects the refunding of $89 million of ERBs. See “Liquidity.”

Dividends paid

(In Dollars)		Dividends Paid per Share
	U. S. Steel Common Stock
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
2012	$0.05	$0.05	$0.05	$0.05
2011	$0.05	$0.05	$0.05	$0.05
2010	$0.05	$0.05	$0.05	$0.05

Liquidity

The following table summarizes U. S. Steel’s liquidity as of December 31, 2012:

(Dollars in millions)
Cash and cash equivalents	$570
Amount available under $875 Million Credit Facility	875
Amount available under Receivables Purchase Agreement	625
Amounts available under USSK credit facilities	288

Total estimated liquidity	$2,358

(a)	Excludes $1 million of cash at December 31, 2008 related to our variable interest entties.

In 2012 we reduced net debt by approximately $450 million while enhancing liquidity, ending the year with $570 million of cash on hand and total liquidity of $2.4 billion. As of December 31, 2012, $257 million of the total cash and cash equivalents was held by our foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes through repayment of intercompany loans.

On March 15, 2012, U. S. Steel issued $400 million of 7.50% Senior Notes due March 15, 2022 (2022 Senior Notes). U. S. Steel received net proceeds from the offering of $392 million. The majority of the net proceeds from the issuance of the 2022 Senior Notes was used to redeem the 2013 Senior Notes, which were redeemed in April of 2012.

On August 17, 2012, U. S. Steel entered into loan agreements with several local authorities in connection with the issuance and sale of $94 million of Environmental Revenue Bonds due August 1, 2042. The proceeds from the sale, reflected as restricted cash in other noncurrent assets, were loaned to U. S. Steel to fund certain capital projects at our Gary Works, Clairton Plant and Granite City Works. The proceeds become unrestricted as capital expenditures for these projects are made. At December 31, 2012, $67 million of this restricted cash remained. The interest rate on the loans is 5.75 percent and interest is payable semi-annually on February 1st and August 1st of each year.

As of December 31, 2012, there were no amounts drawn under our $875 million credit facility agreement (Amended Credit Agreement) which expires on July 20, 2016 and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10% of the total aggregate commitments and $87.5 million.

As of December 31, 2012, U. S. Steel has a Receivables Purchase Agreement (RPA) that provides liquidity and letters of credit depending upon the number of eligible domestic receivables generated by U. S. Steel. Domestic trade accounts receivables are sold, on a daily basis, without recourse, to U. S. Steel Receivables, LLC (USSR), a consolidated wholly owned special purpose entity used only for the securitization program. As U. S. Steel accesses this facility, USSR sells senior undivided interests in the receivables to certain third-part commercial paper conduits for cash, while maintaining a subordinated undivided interest in a portion of the receivables. The conduits issue commercial paper to finance the purchase of their interest in the receivables and if any of them are unable to fund such purchases, two banks are committed to do so. U. S. Steel has agreed to continue servicing the sold receivables at market rates.

The RPA may be terminated on the occurrence and failure to cure certain events, including, among others, failure by U. S. Steel to make payments under our material debt obligations and any failure to maintain certain ratios related to the collectability of the receivables. The maximum amount of receivables eligible for sale is $625 million and the facility expires on July 18, 2014. As of December 31, 2012, eligible accounts receivable supported $625 million of availability and there were no outstanding borrowings under this facility.

On March 16, 2010, U. S. Steel issued $600 million of 7.375% Senior Notes due 2020 (2020 Senior Notes). U. S. Steel received net proceeds of $582 million after fees of $13 million related to the underwriting discount and third party expenses. The 2020 Senior Notes contain covenants restricting our ability to create liens and engage in sale-leasebacks and requiring the purchase of the 2020 Senior Notes upon a change of control under specified circumstances, as well as other customary provisions. As of December 31, 2012, the principal amount outstanding under the 2020 Senior Notes was $600 million.

At December 31, 2012, USSK had no borrowings under its €200 million (approximately $264 million) revolving unsecured credit facility which expires in August 2013. At December 31, 2011, USSK had €100 million (approximately $129 million) borrowed under this facility.

During 2012, credit facilities totaling €60 million expired reducing the total of these facilities from €80 million to €20 million. At December 31, 2012, USSK had no borrowings under its €20 million credit facility (which approximated $26 million) and the availability was approximately $24 million due to approximately $2 million of customs and other guarantees outstanding. At December 31, 2011, USSK had no borrowings against its €80 million total unsecured revolving credit facilities (which approximated $104 million) and the availability was approximately $103 million due to approximately $1 million of customs and other guarantees outstanding.

USSK is the sole obligor on these facilities and is obligated to pay a commitment fee on the undrawn portion of the facilities. These facilities bear interest at the applicable inter-bank offer rate plus a margin and they contain customary terms and conditions.

We may from time to time seek to retire or purchase our outstanding debt in open market purchases, privately negotiated transactions, exchange transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors and may be commenced or suspended at any time. The amounts involved may be material.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $104 million of liquidity sources for financial assurance purposes as of December 31, 2012. Increases in these commitments which use collateral are reflected in restricted cash on the Consolidated Statement of Cash Flows.

At December 31, 2012, in the event of a change in control of U. S. Steel, holders of U. S. Steel debt obligations totaling $3,163 million, which includes the Senior Notes and the Senior Convertible Notes, may require U. S. Steel to repurchase such obligations in whole or in part for cash at a price equal to 100% of the principal amount plus accrued and unpaid interest. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $19 million or provide a letter of credit to secure the remaining obligation.

The slab caster facility at Fairfield, Alabama is subject to a capital lease. In December 2012, U. S. Steel exercised an option to renew the lease for a nine year term and purchase the facility at the expiration of the renewal period in June 2022.

The maximum outstanding guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $29 million at December 31, 2012. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investee to reduce its potential losses under the guarantee.

U. S. Steel made voluntary contributions of $140 million to the main domestic defined benefit pension plan in both 2012 and 2011. U. S. Steel will likely make voluntary contributions of similar or greater amounts in 2013 and later periods in order to mitigate potentially larger mandatory contributions under the Pension Protection Act of 2006 in later years. The contributions actually required will be greatly influenced by the level of voluntary contributions, the performance of pension fund assets in the financial markets, the election of the use of existing credit balances in future periods and various other economic factors and actuarial assumptions that may come to influence the level of the funded position in future years. See Note 16 to the Consolidated Financial Statements for a discussion regarding legislation enacted in July 2012 that impacts the discount rate used for funding purposes.

Additionally, we made a $75 million contribution to a restricted account within our trust for represented retiree health care and life insurance benefits as required by collective bargaining agreements. U. S. Steel is similarly required to make $75 million contributions to that trust account during each annual period from 2013 to 2015.

In conjunction with the acquisition of Stelco, now USSC, U. S. Steel assumed the pension plan funding agreement (the Pension Agreement) that Stelco had entered into with the Superintendent of Financial Services of Ontario (the Province) on March 31, 2006 that covers USSC’s four main pension plans. The Pension Agreement requires minimum contributions of C$70 million (approximately $70 million) per year in 2011 through 2015 plus additional annual contributions for benefit improvements, primarily related to cost of living provisions. With the Hamilton Works and Lake Erie Works collective bargaining agreement settlements in 2011 and 2010, respectively, cost of living provisions are no longer provided through the pension plan covering former represented employees. The Pension Agreement remains in effect with its defined annual contributions as noted above until the earlier of full solvency funding for the four main plans or until December 31, 2015, when minimum funding requirements for the plans resume under the provincial pension legislation.

In its acquisition of Stelco on October 31, 2007, U. S. Steel assumed liability for a note issued to the Province of Ontario (Province Note). The face amount of the Province Note is C$150 million (approximately $151 million at December 31, 2012) and is payable on December 31, 2015. The Province Note is unsecured and is subject to a 75 percent discount if the solvency deficiencies in the four main USSC pension plans (see Note 14 to the Consolidated Financial Statements) are eliminated on or before the maturity date.

The following table summarizes U. S. Steel’s contractual obligations at December 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

(Dollars in millions)
				Payments Due by Period
Contractual Obligations	Total		2013	2014 through 2015		2016 through 2017		Beyond 2017
Long-term debt (including interest) and capital leases(a)	$6,168		$247	$1,565		$921		$3,435
Operating leases(b)	215		55	91		62		7
Contractual purchase commitments(c)	10,617		7,132	1,089		680		1,716
Capital commitments(d)	248		187	61		—		—
Environmental commitments(d)	203		21	—		—		182	(e)
Steelworkers Pension Trust	407	(f)	74	160	(f)	173	(f)	—	(f)
Pensions(g)	1,140		85	160		575		320
Other benefits	1,605	(h)	355	740		510		—	(h)
Unrecognized tax positions	85		—	—		—		85	(e)

Total contractual obligations	$20,688		$8,156	$3,866		$2,921		$5,745
(a)	See Note 14 to the Consolidated Financial Statements.
(b)	See Note 21 to the Consolidated Financial Statements. Amounts exclude subleases.
(c)	Reflects contractual purchase commitments under purchase orders and “take or pay” arrangements. “Take or pay” arrangements are primarily for purchases of gases and certain energy and utility services. Additionally, includes coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (See Note 22 to the Consolidated Financial Statements).
(d)	See Note 22 to the Consolidated Financial Statements.
(e)	Timing of potential cash flows is not reasonably determinable.
(f)	While it is difficult to make a prediction of cash requirements beyond the term of the 2012 Labor Agreements with the USW, which expire on September 1, 2015, projected amounts shown through 2017 assume that the current $2.65 contribution rate per hour will apply.
(g)	Amounts shown represent projected cash requirements for the USSC pension plans, most of which relates to a mandated schedule of fixed minimum payments of C$70 million (approximately $70 million) per year for the four main USSC pension plans that remains in effect until 2016. In 2016, minimum funding requirements under the Pension Benefits Act (PBA) will resume for the four main USSC plans. The amounts shown for 2016, 2017, and beyond are estimates for the minimum owed by all USSC plans under the PBA for the respective plan years. U.S. dollar equivalents of contributions are based on foreign exchange rates as of December 31, 2012. Projections for 2017 and beyond also include estimates of the minimum required contributions to the main domestic defined benefit pension plan which have been estimated assuming future asset performance consistent with our expected long-term earnings rate assumption and that the current low interest rate environment persists.
(h)	The amounts reflect corporate cash outlays expected for required contributions to benefit trusts and benefit payments expected to be paid from corporate trusts. Contributions include required amounts to the USW VEBA trust (See Note 16 to the Consolidated Financial Statements). The accuracy of this forecast of future cash flows depends on various factors such as actual asset returns, the asset trust mix, medical health care escalation rates and company decisions or restrictions related to our trusts for retiree healthcare and life insurance that impact the timing of the use of trust assets. Projected amounts do not reflect optional drawdowns from the USW VEBA trust if U. S. Steel decides to utilize certain options available under its agreements with the USW. Due to these factors, it is impossible to make a reliable prediction of cash requirements beyond five years and actual amounts experienced may differ significantly from those shown.

Contingent lease payments have been excluded from the above table. Contingent lease payments relate to operating lease agreements that include a floating rental charge, which is associated to a variable component. Future contingent lease payments are not determinable to any degree of certainty. U. S. Steel’s annual incurred contingent lease expense is disclosed in Note 21 to the Consolidated Financial Statements. Additionally, recorded liabilities related to deferred income taxes and other liabilities that may have an impact on liquidity and cash flow in future periods are excluded from the above table.

In January 2013, U. S. Steel’s Board of Directors authorized voluntary contributions of up to $300 million to U. S. Steel’s trusts for pensions and other benefits through the end of 2014. U. S. Steel made voluntary contributions of $140 million to the main domestic defined benefit pension plan in 2012. U. S. Steel may make voluntary contributions of similar or greater amounts from the authorized funding in 2013 or later periods to the main defined benefit pension plan in the United States in order to mitigate potentially larger mandatory required contributions under the Pension Protection Act of 2006 in later years. In addition to the amounts included in the above table, U. S. Steel expects to make payments of $25 million to other pension plans not funded by trusts. The funded status of U. S. Steel’s pension plans is disclosed in Note 16 to the Consolidated Financial Statements.

The following table summarizes U. S. Steel’s commercial commitments at December 31, 2012, and the effect such commitments could have on our liquidity and cash flows in future periods.

(Dollars in millions)
		Scheduled Reductions by Period
Commercial Commitments	Total	2013	2014 through 2015	2016 through 2017	Beyond 2017
Standby letters of credit(a)	$89	$77	$1	$–	$11	(b)
Surety bonds(a)	69	–	–	–	69	(b)
Funded Trusts(a)	28	–	–	–	28	(b)

Total commercial commitments	$186	$77	$1	$–	$108
(a)	Reflects a commitment or guarantee for which future cash outflow is not considered likely.
(b)	Timing of potential cash outflows is not determinable.

Our major cash requirements in 2013 are expected to be for capital expenditures, employee benefits and operating costs, including purchases of raw materials. We finished 2012 with $570 million of available cash and $2.4 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.

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

U. S. Steel’s other off-balance sheet arrangements include guarantees, indemnifications, unconditional purchase obligations, surety bonds, trusts and letters of credit disclosed in Note 22 to the Consolidated Financial Statements as well as operating leases disclosed in Note 21 to the Consolidated Financial Statements.

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

The Canadian and Ontario governments have identified for remediation a sediment deposit, commonly referred to as Randle Reef, in Hamilton Harbor near USSC’s Hamilton Works, for which the regulatory agencies estimate expenditures of approximately C$120 million (approximately $121 million). The national and provincial governments have each allocated C$40 million (approximately $40 million) for this project. Local sources, including industry, have also agreed to provide funding of C$40 million (approximately $40 million) for this project. USSC has committed to contribute approximately 11,000 tons of hot rolled steel and to fund C$2 million (approximately $2 million). The steel contribution is expected to be made in 2014. As of December 31, 2012, U. S. Steel has an accrued liability of approximately $10 million reflecting the contribution commitment.

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

The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BATs) to reduce environmental impacts as well as compliance with BAT associated emission levels. It contains operational requirements for air emissions, waste water discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Producers will be required to be in compliance with the iron and steel BAT by March 8, 2016. We are currently evaluating the costs of complying with BAT, but our most recent broad estimate of likely capital expenditures is approximately $400 million over the 2013 to 2016 period. We are currently investigating the possibility of obtaining EU grants to fund a portion of those capital expenditures. We also believe there will be increased operating costs, such as increased energy and maintenance costs, but we are currently unable to reliably estimate this amount.

U. S. Steel has incurred and will continue to incur substantial capital, operating and maintenance and remediation expenditures as a result of environmental laws and regulations, which in recent years have been mainly for process changes in order to meet CAA obligations and similar obligations in Europe and Canada. In the future, compliance with carbon dioxide (CO2) emission requirements may include substantial costs for emission allowances, restriction of production and higher prices for coking coal, natural gas and electricity generated by carbon based systems. Since it is difficult to predict what requirements will ultimately be imposed in the United States, Canada and Europe, it is difficult to estimate the likely impact on U. S. Steel, but it could be substantial. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of U. S. Steel’s products and services, operating results will be reduced. U. S. Steel believes that our major North American and many European integrated steel competitors are confronted with substantially similar conditions and thus does not believe that its relative position with regard to such competitors will be materially affected by the impact of environmental laws and regulations. However, if the final requirements do not recognize the fact that the integrated steel process involves a series of chemical reactions involving carbon that create CO2 emissions, our competitive position relative to mini mills will be adversely impacted. Our competitive position compared to producers in developing nations, such as China and India, will be harmed unless such nations require commensurate reductions in CO2 emissions. Competing materials such as plastics may not be similarly impacted. The specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to former and present operating locations and disposal of environmentally sensitive materials. Many of our competitors, including North American producers, or their successors, that have been the subject of bankruptcy relief have no or substantially lower liabilities for such matters.

U. S. Steel’s environmental expenditures were as follows:

(Dollars in millions)
	2012	2011	2010
North America:
Capital	$48	$73	$69
Compliance
Operating & maintenance	347	350	325
Remediation(a)	34	35	30

Total North America	$429	$458	$424
USSE:
Capital	$5	$27	$73
Compliance
Operating & maintenance	14	19	15
Remediation(a)	7	10	8

Total USSE	$26	$56	$96
Total U. S. Steel	$455	$514	$520

(a)	These amounts include spending charged against remediation reserves, net of recoveries where permissible, but do not include non-cash provisions recorded for environmental remediation.

U. S. Steel’s environmental capital expenditures accounted for seven percent of total capital expenditures in 2012, 12 percent in 2011 and 21 percent in 2010.

Environmental compliance expenditures represented two percent of U. S. Steel’s total costs and expenses in all three years 2012, 2011 and 2010. Remediation spending during 2010 through 2012 was mainly related to remediation activities at former and present operating locations.

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

For discussion of other relevant environmental items see “Item 3. Legal Proceedings – Environmental Proceedings.”

The following table shows activity with respect to environmental remediation liabilities for the years ended December 31, 2012 and December 31, 2011. These amounts exclude liabilities related to asset retirement obligations accounted for in accordance with ASC Topic 410. See Note 17 to the Consolidated Financial Statements.

(Dollars in millions)	2012	2011
Beginning Balance	$206	$198
Plus: Additions	13	36
Less: Payments	(16)	(28)

Ending Balance	$203	$206

New or expanded environmental requirements, which could increase U. S. Steel’s environmental costs, may arise in the future. U. S. Steel intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information and existing laws and regulations as currently implemented, U. S. Steel does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 2013. U. S. Steel’s environmental capital expenditures are expected to be approximately $132 million in 2013, $33 million of which is related to projects at USSE. Predictions beyond 2013 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies to remediate sites, among other matters. Based upon currently identified projects, U. S. Steel anticipates that environmental capital expenditures will be approximately $202 million in 2014, including $116 million for USSE; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

Asbestos Litigation

As of December 31, 2012, U. S. Steel was a defendant in approximately 790 active asbestos cases involving approximately 3,330 plaintiffs. Almost 2,560, or approximately 77 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

We are unable to estimate the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, management believes that the ultimate resolution of these matters will not have a material adverse effect on U. S. Steel’s financial condition, although the resolution of such matters could significantly impact results of operations for a particular period. Among the factors considered in reaching this conclusion are: (1) it has been many years since U. S. Steel employed maritime workers or manufactured or sold asbestos containing products; (2) most asbestos containing material was removed or remediated at U. S. Steel facilities many years ago; and (3) U. S. Steel’s history of trial outcomes, settlements and dismissals. For additional details concerning asbestos litigation see “Item 3. Legal Proceedings – Asbestos Litigation.”

General Litigation

In a series of lawsuits filed in federal court in the Northern District of Illinois beginning September 12, 2008, individual direct or indirect buyers of steel products have asserted that eight steel manufacturers, including U. S. Steel, conspired in violation of antitrust laws to restrict the domestic production of raw steel and thereby to fix, raise, maintain or stabilize the price of steel products in the United States. The cases are filed as class actions and claim treble damages for the period 2005 to present, but do not allege any damage amounts. U. S. Steel will vigorously defend these lawsuits and does not believe that it is probable a liability regarding these matters has been incurred. We are unable to estimate a range of possible loss at this time.

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

U. S. Steel is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 22 to the Consolidated Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Financial Statements. However, management believes that U. S. Steel will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to U. S. Steel.

The foregoing statements of belief are forward-looking statements. Predictions as to the outcome of pending litigation are subject to substantial uncertainties with respect to (among other things) factual and judicial determinations, and actual results could differ materially from those expressed in these forward-looking statements.

Outlook for First Quarter 2013

We continue to be challenged by uncertain global economic and steel market conditions. We expect a slight improvement in the European and Tubular segment operating results with Flat-rolled segment results expected to be near breakeven. Total reportable segment and Other Businesses operating results are expected to be comparable to the fourth quarter.

We expect Flat-rolled segment results to be near breakeven in the first quarter. Steel buyers in North America continued to exhibit caution early in the year, but recent increases in our daily order entry rates suggest increased spot market demand as the quarter progresses. We expect higher shipments in the first quarter than the fourth quarter with increases across many of our industry segments. Average spot prices are expected to be higher than the fourth quarter as recently announced price increases take effect. Lower prices for market-based contracts, which tend to lag the spot market, are expected to offset the higher spot market prices with overall first quarter average realized prices for the Flat-rolled segment being comparable to the fourth quarter. Raw materials costs are expected to decrease slightly as lower coal prices are partially offset by higher scrap prices. Total operating costs are expected to be slightly higher compared to the fourth quarter.

First quarter results for our European segment are projected to improve compared to the fourth quarter due to a significant increase in shipments. Despite continued economic challenges, shipments are anticipated to increase due to additional contract volume and improving spot market activity caused by service center and distributor restocking. Average realized prices are expected to decrease due to a higher mix of hot-rolled shipments as well as the effect of lower firm contract prices, which are partially offset by increasing spot market prices. Iron ore costs are projected to increase in the first quarter.

We expect first quarter results for our Tubular segment to improve compared to the fourth quarter due to decreased operating costs and a slight increase in shipments as drilling activity begins to improve. Average realized prices are expected to be slightly lower as compared to the fourth quarter, while operating costs are expected to decrease due to reduced repairs and maintenance costs and improved operating efficiencies.

Accounting Standards

See Note 2 to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

U. S. Steel is exposed to certain risks relating to its ongoing business operations, including financial, market, political, and economic risks. The following discussion provides information regarding U. S. Steel’s exposure to the risks of changing foreign currency exchange rates, commodity prices and interest rates.

U. S. Steel may enter into derivative financial instrument transactions in order to manage or reduce these market risks. The use of derivative instruments is subject to our corporate governance policies. These instruments are used solely to mitigate market exposure and would not be used for trading or speculative purposes.

U. S. Steel may elect to use hedge accounting for certain commodity or currency transactions. For those transactions, the impact of the effective portion of the hedging instrument will be recognized in other comprehensive income until the transaction is settled. Once the transaction is settled, the effect of the hedged item will be recognized in income. For further information regarding derivative instruments see Notes 1 and 13 to the Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

U. S. Steel, through USSE and USSC, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar, particularly the Euro and the Canadian dollar. U. S. Steel historically has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. U. S. Steel has not elected to use hedge accounting for these contracts. Foreign currency derivative instruments have been marked-to-market and the resulting gains or losses recognized in the current period in net interest and other financial costs. At December 31, 2012 and December 31, 2011, U. S. Steel had open euro forward sales contracts for U.S. dollars (total notional value of approximately $408 million and $468 million, respectively). A 10 percent increase in the December 31, 2012 euro forward rates would result in a $42 million charge to income.

The fair value of our derivatives is determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used include quotes from counterparties that are corroborated with market sources.

We utilize Euro-U.S. dollar derivatives to mitigate our currency exposure at USSE. Volatility in the foreign currency markets could have significant implications for U. S. Steel as a result of foreign currency accounting remeasurement effects. Future foreign currency impacts will depend upon changes in currencies and the extent to which we engage in derivatives transactions. For additional information on U. S. Steel’s foreign currency exchange activity, see Note 13 to the Consolidated Financial Statements.

Commodity Price Risk and Related Risks

In the normal course of our business, U. S. Steel is exposed to market risk or price fluctuations related to the purchase, production or sale of steel products. U. S. Steel is also exposed to price risk related to the purchase, production or sale of coal, coke, natural gas, steel scrap, iron ore and pellets, and zinc, tin and other nonferrous metals used as raw materials. See Note 13 to the Consolidated Financial Statements for further details on U. S. Steel’s derivatives.

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

U. S. Steel held commodity contracts for natural gas forward buys placed for 2013 and 2014 that qualified for the normal purchases and normal sales exemption with a total notional value of approximately $278 million at December 31, 2012. Total commodity contracts for natural gas forward buys placed for 2013 at December 31, 2012 represent approximately 31 percent of our expected North American natural gas requirements.

Interest Rate Risk

U. S. Steel is subject to the effects of interest rate fluctuations on certain of our non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in year-end 2012 and 2011 interest rates on the fair value of U. S. Steel’s non-derivative financial instruments is provided in the following table:

(Dollars in millions)
	2012		2011
Non-Derivative Financial Instruments(a)	Fair Value(b)	Increase in Fair Value(c)	Fair Value(b)	Increase in Fair Value(c)
Financial assets:
Investments and long-term receivables(d)	$39	$0	$45	$0
Financial liabilities:
Debt(e)(f)	$4,113	$128	$3,874	$120
(a)

Fair values of cash and cash equivalents, current accounts and notes receivable, receivables sold to third party conduits, accounts payable, bank checks outstanding, accrued interest and borrowings under the Receivables Purchase Agreement approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)	See Note 18 to the Consolidated Financial Statements for carrying value of instruments.
(c)

Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10 percent decrease in interest rates at December 31, 2012 and 2011, on the fair value of U. S. Steel’s non-derivative financial instruments. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at December 31, 2012 and December 31, 2011.

(d)	Fair value was based on Level 2 inputs which were discounted cash flows. U. S. Steel is subject to market risk and liquidity risk related to its investments.
(e)	Excludes capital lease obligations.
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

February 15, 2013

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

Based on this evaluation, United States Steel Corporation’s management concluded that United States Steel Corporation’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of United States Steel Corporation’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ JOHN P. SURMA	/S/ GRETCHEN R. HAGGERTY
John P. Surma	Gretchen R. Haggerty
Chairman of the Board of Directors and Chief Executive Officer	Executive Vice President and Chief Financial Officer

/S/ GREGORY A. ZOVKO
Gregory A. Zovko
Vice President and Controller

Report of Independent Registered Public Accounting Firm

To the Stockholders of United States Steel Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of United States Steel Corporation and its subsidiaries (the Company) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report to Stockholders – Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 15, 2013

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2012	2011	2010
Net sales:
Net sales	$18,025	$18,626	$16,156
Net sales to related parties (Note 20)	1,303	1,258	1,218

Total	19,328	19,884	17,374

Operating expenses (income):
Cost of sales (excludes items shown below)	17,630	18,326	16,259
Selling, general and administrative expenses	654	733	610
Depreciation, depletion and amortization (Notes 10 and 11)	661	681	658
Income from investees	(144)	(85)	(20)
Net loss (gain) on disposals of assets (Note 4)	296	(25)	(7)
Other income, net	(16)	(11)	(15)

Total	19,081	19,619	17,485

Income (loss) from operations	247	265	(111)
Interest income	(7)	(6)	(7)
Interest expense (Note 5)	214	190	195
Other financial costs (Note 5)	34	54	86

Net interest and other financial costs	241	238	274

Income (loss) before income taxes and noncontrolling interests	6	27	(385)
Income tax provision (Note 8)	131	80	97

Net loss	(125)	(53)	(482)
Less: Net loss attributable to noncontrolling interests	(1)	-	-

Net loss attributable to United States Steel Corporation	$(124)	$(53)	$(482)

Loss per common share (Note 6)
Net loss per share attributable to United States Steel Corporation shareholders:
— Basic	$(0.86)	$(0.37)	$(3.36)
— Diluted	$(0.86)	$(0.37)	$(3.36)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in millions)	2012	2011	2010
Net loss	$(125)	$(53)	$(482)

Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	114	(44)	(10)
Changes in pension and other employee benefit accounts (a)	(15)	(255)	(330)

Total other comprehensive income (loss), net of tax	99	(299)	(340)

Comprehensive loss including noncontrolling interest	(26)	(352)	(822)
Comprehensive loss attributable to noncontrolling interest	(1)	-	-

Comprehensive loss attributable to United States Steel Corporation	$(25)	$(352)	$(822)
(a) Related income tax benefit (provision):
Pension and other benefits adjustments	$(74)	$52	$11

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$570	$408
Receivables, less allowance of $55 and $64	1,872	1,921
Receivables from related parties (Note 20)	218	132
Receivables sold to third party conduits (Note 14)	-	380
Inventories (Note 7)	2,503	2,775
Deferred income tax benefits (Note 8)	171	114
Other current assets	40	44

Total current assets	5,374	5,774
Investments and long-term receivables, less allowance of $3 for both periods (Note 9)	609	683
Property, plant and equipment, net (Note 10)	6,408	6,579
Intangibles — net (Note 11)	253	262
Goodwill (Note 11)	1,822	1,783
Assets held for sale (Note 4)	-	41
Deferred income tax benefits (Note 8)	424	649
Other noncurrent assets	327	302

Total assets	15,217	$16,073
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$1,744	$1,977
Accounts payable to related parties (Note 20)	56	86
Bank checks outstanding	15	24
Payroll and benefits payable	977	1,003
Accrued taxes (Note 8)	146	118
Accrued interest	50	41
Short-term debt and current maturities of long-term debt (Note 14)	2	20
Borrowings under Receivables Purchase Agreement (Note 14)	-	380

Total current liabilities	2,990	3,649
Long-term debt, less unamortized discount (Note 14)	3,936	3,828
Employee benefits (Note 16)	4,416	4,600
Deferred credits and other noncurrent liabilities	397	495

Total liabilities	11,739	12,572

Contingencies and commitments (Note 22)
Stockholders’ Equity
Common stock issued — 150,925,911 shares issued (par value $1 per share, authorized 400,000,000 shares)	151	151
Treasury stock, at cost (6,643,553 shares and 6,921,952 shares)	(521)	(550)
Additional paid-in capital	3,652	3,650
Retained earnings	3,463	3,616
Accumulated other comprehensive loss	(3,268)	(3,367)

Total United States Steel Corporation stockholders’ equity	3,477	3,500

Noncontrolling interests	1	1

Total liabilities and stockholders’ equity	15,217	$16,073

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2012	2011	2010
Increase (decrease) in cash and cash equivalents
Operating activities:
Net loss	$(125)	$(53)	$(482)
Adjustments to reconcile net cash (used in) provided by operating activities:
Depreciation, depletion and amortization (Notes 10 and 11)	661	681	658
Provision for doubtful accounts	(1)	3	15
Pensions and other postretirement benefits	(181)	(24)	(111)
Deferred income taxes (Note 8)	74	(68)	206
Net loss (gain) on disposal of assets (Note 4)	296	(25)	(7)
Currency remeasurement loss/(gain)	(15)	40	48
Distributions received, net of equity investees income	(45)	(52)	(14)
Changes in:
Current receivables	246	(424)	(489)
Inventories	192	(460)	(688)
Current accounts payable and accrued expenses	(103)	332	412
Income taxes receivable/payable	17	133	56
All other, net	119	85	17

Net cash provided by (used in) operating activities	1,135	168	(379)

Investing activities:
Capital expenditures	(723)	(848)	(676)
Disposal of assets	155	41	169
Change in restricted cash, net	(21)	35	(42)
Investments, net	(13)	(41)	(34)

Net cash used in investing activities	(602)	(813)	(583)

Financing activities:
Revolving credit facilities - borrowings	523	4,715	39
- repayments	(653)	(4,570)	(310)
(Payments on) proceeds from Receivables Purchase Agreement	(380)	380	-
Issuance of long-term debt, net of financing costs	485	193	737
Repayment of long-term debt	(319)	(216)	(107)
Common stock issued	-	3	5
Distributions from noncontrolling interests	-	1	-
Dividends paid	(29)	(29)	(29)

Net cash (used in) provided by financing activities	(373)	477	335

Effect of exchange rate changes on cash	2	(2)	(13)

Net increase (decrease) in cash and cash equivalents	162	(170)	(640)
Cash and cash equivalents at beginning of year	408	578	1,218

Cash and cash equivalents at end of year	$570	$408	$578

  See Note 19 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Dollars in Millions			Shares in Thousands
	2012	2011	2010	2012	2011	2010
Common stock:
Balance at beginning of year	$151	$151	$151	150,926	150,926	150,926
Common stock issued	-	-	-	-	-	-

Balance at end of year	$151	$151	$151	150,926	150,926	150,926
Treasury stock:
Balance at beginning of year	$(550)	$(580)	$(608)	(6,922)	(7,252)	(7,576)
Common stock reissued for employee/non-employee director stock plans	29	30	28	278	330	324

Balance at end of year	$(521)	$(550)	$(580)	(6,644)	(6,922)	(7,252)

Additional paid-in capital:
Balance at beginning of year	$3,650	$3,650	$3,652
Employee stock plans	2	-	(2)

Balance at end of year	$3,652	$3,650	$3,650

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Continued)

				Comprehensive (Loss) Income
(Dollars in millions)	2012	2011	2010	2012	2011	2010
Retained earnings:
Balance at beginning of year	$3,616	$3,698	$4,209
Net loss attributable to United States Steel Corporation	(124)	(53)	(482)	$(124)	$(53)	$(482)
Dividends on common stock	(29)	(29)	(29)

Balance at end of year	$3,463	$3,616	$3,698

Accumulated other comprehensive (loss) income:
Pension and other benefit adjustments (Note 16):
Balance at beginning of year	$(3,598)	$(3,343)	$(3,013)
Changes during year, net of taxes(a)	(8)	(230)	(341)	(8)	(230)	(341)
Changes during year, equity investee net of taxes(a)	(7)	(25)	11	(7)	(25)	11

Balance at end of year	$(3,613)	$(3,598)	$(3,343)

Foreign currency translation adjustments:
Balance at beginning of year	$231	$275	$285
Changes during year	114	(44)	(10)	114	(44)	(10)

Balance at end of year	345	231	275

Total balances at end of year	$(3,268)	$(3,367)	$(3,068)
Total stockholders’ equity	$3,477	$3,500	$3,851
Noncontrolling interests:
Balance at beginning of year	$1	$1	$303
Net loss	(1)	-	-	(1)	-	-
Adoption of ASC Topic 810	-	-	(301)
Other	1	-	(1)

Balance at end of year	$1	$1	$1
Total comprehensive loss				$(26)	$(352)	$(822)
(a) Related income tax benefit (provision):
Pension and other benefits adjustments	$(74)	$52	$11

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

Use of estimates

Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Significant items subject to such estimates and assumptions include the carrying value of property, plant and equipment; goodwill and intangible assets; valuation allowances for receivables, inventories and deferred income tax assets and liabilities; environmental liabilities; liabilities for potential tax deficiencies; potential litigation claims and settlements; and assets and obligations related to employee benefits. Actual results could differ materially from the estimates and assumptions used.

Sales recognition

Sales are recognized when products are shipped, properties are sold or services are provided to customers; the sales price is fixed and determinable; collectability is reasonably assured; and title and risks of ownership have passed to the buyer. Shipping and other transportation costs charged to buyers are recorded in both sales and cost of sales.

Cash and cash equivalents

Cash and cash equivalents include cash on deposit and investments in highly liquid debt instruments with maturities of three months or less.

Inventories

Inventories are carried at the lower of cost or market. Fixed costs related to abnormal production capacity are expensed in the period incurred rather than capitalized into inventory.

LIFO (last-in, first-out) is the predominant method of inventory costing for inventories in the United States and FIFO (first-in, first-out) is the predominant method used in Canada and Europe. The LIFO method of inventory costing was used on 56 percent and 54 percent of consolidated inventories at December 31, 2012 and 2011, respectively.

Derivative instruments

U. S. Steel uses commodity-based and foreign currency derivative instruments to manage its exposure to price and foreign currency exchange rate risk. Forward physical purchase contracts and foreign exchange forward contracts are used to reduce the effects of fluctuations in the purchase price of natural gas and certain nonferrous metals and also certain business transactions denominated in foreign currencies. U. S. Steel has not elected to designate derivative instruments as qualifying for hedge accounting treatment. As a result, the changes in fair value of these derivatives are recognized immediately in results of operations. See Note 13 for further details on U. S. Steel’s derivatives.

Goodwill and identifiable intangible assets

Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired. Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. We have two reporting units that hold nearly all of our goodwill: Our Flat-rolled reporting unit and our Texas Operations reporting unit, which is part of our Tubular operating segment.

U. S. Steel evaluates goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test, which involves comparing the estimated fair value of the associated reporting unit to its carrying value, including goodwill. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Factors considered as part of the qualitative assessment include entity-specific, industry, market and general economic conditions. U. S. Steel may elect to bypass this qualitative assessment for some or all of its reporting units and perform a two-step quantitative test. The quantitative test involves estimating a reporting unit’s fair value based upon a discounted cash flow model, using a market participant approach. There has been no impairment of goodwill as of December 31, 2012.

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

See Note 11 for further details on our evaluation of goodwill and intangible asset impairment.

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

When property, plant and equipment depreciated on a group basis is sold or otherwise disposed of, proceeds are credited to accumulated depreciation, depletion and amortization with no immediate effect on income. When property, plant and equipment depreciated on an individual basis is sold or otherwise disposed of, any gains or losses are reflected in income. Gains on disposal of long-lived assets are recognized when earned. If a loss on disposal is expected, such losses are recognized when the assets are reclassified as assets held for sale or when impaired as part of an asset group’s impairment. There were no triggering events that required fixed assets to be evaluated for impairment in 2012. During the third and fourth quarters of 2011, we evaluated the U. S. Steel Europe (USSE) asset group’s long-lived assets for impairment because the potential disposition of U. S. Steel Serbia (USSS) was considered a triggering event. Although we recorded a loss of $399 million as a result of the sale of USSS in the first quarter of 2012 (this transaction did not meet held-for-sale criteria at December 31, 2011), the fixed asset impairment evaluations did not indicate an impairment at December 31, 2011 since we test the fixed assets at the asset group level, which was USSE at that date. USSE consisted of both U. S. Steel Kosice (USSK) and USSS and the estimated fair value of the USSE asset group exceeded its carrying value and resulted in no impairment of fixed assets at the USSE asset group level at December 31, 2011.

Major maintenance activities

U. S. Steel incurs maintenance costs on all of its major equipment. Costs that extend the life of the asset, materially add to its value, or adapt the asset to a new or different use are separately capitalized in property, plant and equipment and are depreciated over the estimated useful life. All other repair and maintenance costs are expensed as incurred.

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

Pensions, other postretirement and postemployment benefits

U. S. Steel has defined contribution or multi-employer arrangements for pension benefits for more than half of its North American employees and non-contributory defined benefit pension plans covering the remaining North American employees. U. S. Steel has defined benefit retiree health care and life insurance plans (Other Benefits) that cover the majority of its employees in North America upon their retirement. Non-union salaried employees in the United States hired on or after July 1, 2003 participate in a defined contribution plan. In addition, most domestic salaried employees participate in defined contribution plans (401(k) plans). The Steelworkers Pension Trust (SPT), a multi-employer pension plan, to which U. S. Steel contributes on the basis of a fixed dollar amount for each hour worked by participating employees, currently covers approximately 60 percent of our union employees in the United States. Government-sponsored programs into which U. S. Steel makes required contributions cover the majority of U. S. Steel’s European employees. In Canada, the majority of employees of USSC participate in defined benefit pension plans and retiree health and life insurance plans. Union employees hired after October 15, 2011 at the Hamilton Plant and after April 16, 2010 at the Lake Erie Plant are covered by defined contribution arrangements. Non-union salaried employees in Canada hired after 1997 participate in defined contribution arrangements.

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

The functional currency for U. S. Steel Europe (USSE) is the Euro (€). U. S. Steel Canada Inc.’s (USSC) functional currency is the Canadian dollar (C$). Assets and liabilities of these entities are translated into U.S. dollars at period-end exchange rates. Revenue and expenses are translated using the average exchange rate for the reporting period. Resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity. Gains and losses from foreign currency transactions are included in net income (loss) for the period.

Stock-based compensation

U. S. Steel accounts for its various stock-based employee compensation plans in accordance with the guidance in ASC Topic 718 on stock compensation (see Note 12).

Deferred taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The realization of deferred tax assets is assessed quarterly based on several interrelated factors. These factors include U. S. Steel’s expectation to generate sufficient future taxable income and the projected time period over which these deferred tax assets will be realized. U. S. Steel records a valuation allowance when necessary to reduce deferred tax assets to the amount that will more likely than not be realized. Deferred tax liabilities have not been recognized for the undistributed earnings of certain foreign subsidiaries, primarily U. S. Steel Košice (USSK), because management intends to indefinitely reinvest such earnings in foreign operations. See Note 8 for further details of deferred taxes.

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

2.      New Accounting Standards

On July 27, 2012 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). ASU 2012-02 is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment assessment noted below. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.

However, early adoption is permitted. U. S. Steel early adopted ASU 2012-02 and performed the qualitative assessment of its indefinite-lived water rights during the third quarter of 2012.

On September 15, 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (ASU 2011-08), which amends the guidance in ASC 350-20. The amendments in ASU 2011-08 provide entities with the option of performing a qualitative assessment before performing the first step of the two-step impairment test. If entities determine, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing the two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. ASU 2011-08 also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. ASU 2011-08 was effective for interim and annual periods beginning after December 15, 2011. U. S. Steel adopted ASU 2011-08 on January 1, 2012.

On June 16, 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). The amendments in ASU 2011-05 require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, the amendments in ASU 2011-05 require an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 was effective for interim and annual periods beginning after December 15, 2011. On December 23, 2011, the FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12) to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the financial statements. Companies were still required to adopt the other requirements contained in ASU 2011-05. U. S. Steel adopted ASU 2011-05 and has provided the required disclosures in a separate statement immediately following the Consolidated Statement of Operations. On February 5, 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires companies to present information about reclassification adjustments from accumulated other comprehensive income to the income statement line items affected by the reclassification. The information must be presented in the financial statements in a single note or on the face of the financial statements. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012 but early adoption is permitted. U. S. Steel did not elect early adoption and does not expect significant financial statement implications relating to the adoption of this ASU.

On May 12, 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). The amendments in ASU 2011-04 change the wording used to describe many of the requirements in U.S. Generally Accepted Accounting Principles (U.S. GAAP) for measuring fair value and for disclosing information about fair value measurements. The amendments are intended to create comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a significant impact on U. S. Steel’s financial statements.

3.      Segment Information

U. S. Steel has three reportable segments: Flat-rolled Products (Flat-rolled), USSE and Tubular Products (Tubular). The results of several operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

The Flat-rolled segment includes the operating results of U. S. Steel’s North American integrated steel mills and equity investees involved in the production of slabs, rounds, strip mill plates, sheets, tin mill products as well as all iron ore and coke production facilities in the United States and Canada. These operations primarily serve North American customers in the service center, conversion, transportation (including automotive), construction, container, appliance and electrical markets. Flat-rolled supplies steel rounds and hot-rolled bands to Tubular.

The USSE segment includes the operating results of USSK, U. S. Steel’s integrated steel mill and coke and other production facilities in Slovakia. Prior to January 31, 2012, the USSE segment also included the operating results of USSS, U. S. Steel’s integrated steel mill and other facilities in Serbia, and an equity investee which were sold on January 31, 2012 (see Note 4). USSE primarily serves customers in the European construction, service center, conversion, container, transportation (including automotive), appliance and electrical, and oil, gas and petrochemical markets. USSE produces and sells sheet, slabs, strip mill plate, tin mill products and spiral welded pipe, as well as heating radiators and refractory ceramic materials.

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

The results of segment operations are as follows:

(In millions)	Customer sales	Intersegment sales	Net sales	Income (loss) from equity investees	Income (loss) from operations	Depreciation, depletion & amortization	Capital expenditures
2012
Flat-rolled	$12,908	$1,647	$14,555	$152	$400	$498	$625
USSE	2,949	145	3,094	-	34	102	38
Tubular	3,283	8	3,291	(6)	366	51	42

Total reportable segments	19,140	1,800	20,940	146	800	651	705
Other Businesses	188	139	327	(2)	55	10	18
Reconciling Items and Eliminations	-	(1,939)	(1,939)	-	(608)	-	-

Total	$19,328	$-	$19,328	$144	$247	$661	$723

2011
Flat-rolled	$12,367	$1,360	$13,727	$98	$469	$485	$616
USSE	4,306	69	4,375	1	(162)	140	109
Tubular	3,034	7	3,041	(14)	316	44	104

Total reportable segments	19,707	1,436	21,143	85	623	669	829
Other Businesses	177	345	522	-	46	12	19
Reconciling Items and Eliminations	-	(1,781)	(1,781)	-	(404)	-	-

Total	$19,884	$-	$19,884	$85	$265	$681	$848

2010
Flat-rolled	$10,848	$1,012	$11,860	$26	$(261)	$470	$499
USSE	3,989	48	4,037	1	(33)	129	120
Tubular	2,403	5	2,408	(6)	353	45	45

Total reportable segments	17,240	1,065	18,305	21	59	644	664
Other Businesses	134	298	432	(1)	55	14	12
Reconciling Items and Eliminations	-	(1,363)	(1,363)	-	(225)	-	-

Total	$17,374	$-	$17,374	$20	$(111)	$658	$676

The following is a schedule of reconciling items to income (loss) from operations:

(In millions)	2012	2011	2010
Items not allocated to segments:
Postretirement benefit expenses(a)	$(297)	$(386)	$(231)
Other items not allocated to segments:
Net (loss) gain on the sale of assets (Note 4)	(310)	-	6
Labor agreement lump sum payments (Note 15)	(35)	-	-
Supplier contract dispute settlement	15	-	-
Property tax settlements	19	-	-
Environmental remediation charge	-	(18)	-

Total other items not allocated to segments	(311)	(18)	6

Total reconciling items	$(608)	$(404)	$(225)
(a)	Consists of the net periodic benefit cost elements, other than service cost and amortization of prior service cost for active employees, associated with our pension, retiree health care and life insurance benefit plans.

Net Sales by Product:

The following summarizes net sales by product:

(In millions)	2012	2011	2010
Flat-rolled	$14,721	$15,861	$14,126
Tubular	3,246	2,986	2,463
Other(a)	1,361	1,037	785

Total	$19,328	$19,884	$17,374
(a)	Primarily includes sales of steel production by-products, transportation services (railroad and barge operations) and real estate operations.

Geographic Area:

The information below summarizes net sales, property, plant and equipment and equity method investments based on the location of the operating segment to which they relate.

(In millions)	Year	Net Sales	Assets
North America	2012	$16,379	$5,907	(a)
	2011	$15,578	$5,869	(a)
	2010	$13,385	$5,659	(a)

Europe	2012	2,949	1,034	(b)
	2011	4,306	1,321	(b)
	2010	3,989	1,406	(b)

Other Foreign Countries	2012	-	37
	2011	-	40
	2010	-	45

Total	2012	$19,328	$6,978
	2011	$19,884	$7,230
	2010	$17,374	$7,110
(a)	Assets with a book value of $4,523 million, $4,424 million and $4,103 million were located in the United States at December 31, 2012, 2011 and 2010, respectively.
(b)	Assets with a book value of $1,034 million, $1,064 million and $1,177 million were located in Slovakia at December 31, 2012, 2011 and 2010, respectively.

4.      Dispositions and Assets Held for Sale

Birmingham Southern Railroad Company

On February 1, 2012, U. S. Steel completed the sale of the majority of operating assets of Birmingham Southern Railroad Company and the Port Birmingham Terminal. As a result of the transaction, U. S. Steel recognized a pretax gain of $89 million. As of December 31, 2011, the assets that were eventually sold, which consisted primarily of property, plant and equipment, were classified as held for sale in accordance with ASC Topic 360.

U. S. Steel Serbia

On January 31, 2012, U. S. Steel sold USSS to the Republic of Serbia for a purchase price of one dollar. In addition, USSK received $40 million for certain intercompany balances owed by USSS for raw materials and support services. As a result of this transaction, U. S. Steel recorded a non-cash pretax charge of $399 million.

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

Wabush Mines Joint Venture

On February 1, 2010, USSC completed the sale of its 44.6 percent interest in the Wabush Mines Joint Venture (Wabush) for approximately $60 million. Wabush owns and operates iron ore mining and pellet facilities in Newfoundland and Labrador and Quebec, Canada. U. S. Steel recognized an insignificant gain on the sale.

5.      Net Interest and Other Financial Costs

(In millions)	2012	2011	2010
Interest income:
Interest income	$(7)	$(6)	$(7)

Interest expense and other financial costs:
Interest incurred	255	229	211
Less interest capitalized	41	39	16

Total interest expense	214	190	195
Foreign currency net loss (a)	7	27	58
Financial costs on:
Sale of receivables	4	4	5
Amended Credit Agreement	4	5	6
USSK credit facilities	3	2	2
Amortization of discounts and deferred financing costs	16	16	15

Total other financial costs	34	54	86

Net interest and other financial costs	$241	$238	$274
(a)	The functional currency for USSE is the Euro and the functional currency for USSC is the Canadian dollar. Foreign currency net loss is a result of transactions denominated in currencies other than the Euro or Canadian dollar. Additionally, foreign currency net loss includes the impacts of the remeasurement of a U.S. dollar-denominated intercompany loan to a European subsidiary and the impacts of Euro-U.S. dollar derivatives activity. Effective January 1, 2012, the functional currency of the European entity was changed from the Euro to the U.S. dollar because of significant changes in economic facts and circumstances, including the sale of U. S. Steel Serbia. The change in functional currency has been applied on a prospective basis since January 1, 2012.

6.      Income and Dividends Per Common Share

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

(Dollars in millions, except per share amounts)	2012	2011	2010
Net loss attributable to United States Steel Corporation shareholders	$(124)	$(53)	$(482)
Plus income effect of assumed conversion-interest on convertible notes	-	-	-

Net loss after assumed conversion	$(124)	$(53)	$(482)

Weighted-average shares outstanding (in thousands):
Basic	144,237	143,967	143,571
Effect of convertible notes	-	-	-
Effect of stock options, restricted stock units and performance awards	-	-	-

Adjusted weighted-average shares outstanding, diluted	144,237	143,967	143,571

Basic loss per common share	$(0.86)	$(0.37)	$(3.36)

Diluted loss per common share	$(0.86)	$(0.37)	$(3.36)

The following table summarizes the securities that were antidilutive, and therefore, were not included in the computation of diluted loss per common share:

(in thousands)	2012	2011	2010
Securities granted under the 2005 Stock Incentive Plan	5,581	3,912	3,648
Securities convertible under the Senior Convertible Notes	27,059	27,059	27,059

Total	32,640	30,971	30,707

Dividends Paid per Share

Quarterly dividends on common stock were five cents per share for each quarter in 2012, 2011 and 2010.

7.      Inventories

(In millions)	December 31, 2012	December 31, 2011
Raw materials	$945	$1,178
Semi-finished products	883	953
Finished products	573	548
Supplies and sundry items	102	96

Total	$2,503	$2,775

Current acquisition costs were estimated to exceed the above inventory values at December 31 by $1.0 billion and $1.1 billion in 2012 and 2011, respectively. Cost of sales was reduced and income from operations was improved by $27 million, $3 million and $12 million in 2012, 2011 and 2010, respectively, as a result of liquidations of LIFO inventories.

During the years ended December 31, 2012, 2011 and 2010, we recorded lower of cost or market related charges totaling approximately $35 million, $85 million and $30 million, respectively.

Inventory includes $86 million and $87 million of land held for residential/commercial development as of December 31, 2012 and 2011, respectively.

From time to time, U. S. Steel enters into coke swap agreements designed to reduce transportation costs. U. S. Steel shipped and received approximately 900,000 tons and 975,000 tons of coke under swap agreements during 2012 and 2011, respectively.

U. S. Steel also has entered into iron ore pellet swap agreements. U. S. Steel shipped and received approximately 2,855,000 tons and 2,658,000 tons of iron ore pellets during 2012 and 2011, respectively.

The coke and iron ore pellet swaps are recorded at cost as nonmonetary transactions. There was no income statement impact related to these swaps.

8.      Income Taxes

Provisions (benefits) for income taxes

	2012			2011			2010
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$48	$61	$109	$148	$(92)	$56	$(106)	$143	$37
State and local	5	23	28	(2)	15	13	(3)	42	39
Foreign	4	(10)	(6)	2	9	11	-	21	21

Total	$57	$74	$131	$148	$(68)	$80	$(109)	$206	$97

A reconciliation of the federal statutory tax rate of 35 percent to total provisions follows:

(In millions)	2012	2011	2010
Statutory rate applied to income (loss) before income taxes	$2	$9	$(135)
Effects of foreign operations	266	184	282
Excess percentage depletion	(107)	(102)	(81)
State and local income taxes after federal income tax effects	18	8	25
Adjustments of prior years’ federal income taxes	(46)	(11)	(6)
Tax credits	-	(3)	(2)
Deduction for domestic production activities	(7)	(8)	10
Medicare Part D drug program subsidies	(1)	(6)	(6)
Other	6	9	10

Total provision (benefit)	$131	$80	$97

The tax provision differs from the domestic statutory rate of 35 percent because of the items listed above, and in particular because it does not reflect any tax benefit for pretax losses in Canada and Serbia (USSS was sold on January 31, 2012), which are jurisdictions where we have, or had, recorded full valuation allowances on deferred tax assets, and also does not reflect any tax provision or benefit for certain foreign currency remeasurement gains and losses that are not recognized in any tax jurisdiction. In addition, no significant tax benefit was recorded on the $399 million loss on the sale of USSS. Included in the 2012 income tax provision is a tax benefit of $20 million relating to adjustments to tax reserves related to the conclusion of certain audits as well as a tax benefit of $26 million to adjust our estimated 2011 federal tax liability to our actual tax liability reflected in our tax return as filed. Included in the 2010 tax provision is a net tax benefit of $39 million relating to adjustments to tax reserves, offset by a tax charge of $27 million as a result of the U.S. health care legislation enacted in 2010.

Unrecognized tax benefits

Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in ASC Topic 740 on income taxes. The total amount of unrecognized tax benefits was $85 million, $110 million and $115 million as of December 31, 2012, 2011 and 2010, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $62 million as of December 31, 2012.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of December 31, 2012, 2011 and 2010, U. S. Steel had accrued liabilities of $7 million, $6 million and $4 million, respectively, for interest related to unrecognized tax benefits. U. S. Steel currently does not have a liability for tax penalties.

A tabular reconciliation of unrecognized tax benefits follows:

(In millions)	2012	2011	2010
Unrecognized tax benefits, beginning of year	$110	$115	$106
Increases – tax positions taken in prior years	3	1	49
Decreases – tax positions taken in prior years	(25)	(4)	(25)
Increases – current tax positions	2	3	10
Settlements	(5)	-	(18)
Lapse of statute of limitations	-	(5)	(7)

Unrecognized tax benefits, end of year	$85	$110	$115

It is reasonably expected that during the next 12 months unrecognized tax benefits related to income tax issues will not change by a significant amount.

Tax years subject to examination

Below is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2008 and forward*

U.S. States – 2007 and forward

Slovakia – 2002 and forward

Canada Federal and Provincial – 2004 and forward

*U. S. Steel’s 2008 federal tax year remains open to the extent of net operating losses carried back from 2010.

Status of IRS examinations

The Internal Revenue Service (IRS) audit of U. S. Steel’s 2010 and 2011 tax returns began in 2012 and is ongoing. The IRS audit of the 2008 and 2009 tax returns was completed in 2012, and the audit of the 2006 and 2007 tax returns was completed in 2010. Agreement was reached with the IRS on both audits.

Taxes on foreign income

Pretax income for 2012, 2011 and 2010 includes domestic income of $782 million, $519 million and $359 million, respectively and losses attributable to foreign sources of ($776) million, ($492) million and ($744) million, respectively. Undistributed earnings of certain consolidated foreign subsidiaries at December 31, 2012, amounted to approximately $2.7 billion. As of December 31, 2012, it remains U. S. Steel’s intention to continue to indefinitely reinvest undistributed foreign earnings and, accordingly, no deferred tax liability has been recorded in connection therewith. If such earnings were not indefinitely reinvested, a U.S. deferred tax liability of approximately $800 million would have been required.

Deferred taxes

Deferred tax assets and liabilities resulted from the following:

	December 31,
(In millions)	2012	2011
Deferred tax assets:
State tax credit carryforwards (expiring in 2026)	$2	$1
State tax loss carryforwards (expiring in 2014 through 2032)	35	58
Minimum tax credit carryforwards	157	131
General business credit carryforwards	66	64
Foreign tax loss and credit carryforwards (expiring in 2013 through 2032)	637	727
Employee benefits	1,704	1,759
Receivables, payables and debt	89	71
Expected federal benefit for deducting state deferred income taxes	51	43
Contingencies and accrued liabilities	133	148
Valuation allowances:
State	-	-
Foreign	(1,099)	(1,018)

Total deferred tax assets	1,775	1,984

Deferred tax liabilities:
Property, plant and equipment	1,041	1,041
Investments in subsidiaries and equity investees	97	102
Inventory	1	32
Other temporary differences	41	46

Total deferred tax liabilities	1,180	1,221

Net deferred tax asset	$595	$763

At December 31, 2012 and 2011, the net domestic deferred tax asset was $538 million and $697 million, respectively. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. We continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.

At December 31, 2012 and 2011, the net foreign deferred tax asset was $57 million and $66 million, respectively, net of established valuation allowances of $1,099 million and $1,018 million, respectively. Net foreign deferred tax assets fluctuate as the value of the U.S. dollar changes with respect to the Euro and the Canadian dollar. A full valuation allowance was recorded for both the Canadian and Serbian deferred tax assets primarily due to cumulative losses in these jurisdictions in recent years. On January 31, 2012, U. S. Steel sold USSS (see Note 4) and the Serbian deferred tax asset and offsetting valuation allowance were removed in connection with the sale. If evidence changes and it becomes more likely than not that the Company will realize the Canadian deferred tax asset, the valuation allowance would be partially or fully reversed. Any reversal of this amount would result in a decrease to income tax expense. The Slovak income tax rate will increase from 19% to 23% starting in 2013. This change had an insignificant impact on deferred taxes at the end of 2012.

9.      Investments and Long-Term Receivables

	December 31,
(In millions)	2012	2011

Equity method investments	$570	$638
Receivables due after one year, less allowance of $3 for both periods	34	40
Other	5	5

Total	$609	$683

Summarized financial information of all investees accounted for by the equity method of accounting is as follows (amounts represent 100% of investee financial information):

(In millions)	2012	2011	2010
Income data – year ended December 31:
Net Sales	$4,019	$3,514	$2,979
Operating income	650	319	107
Net income	602	264	58
Balance sheet date – December 31:
Current Assets	$1,028	$1,023
Noncurrent Assets	1,981	1,868
Current liabilities	569	519
Noncurrent Liabilities	1,220	1,020

Investees accounted for using the equity method include:

Investee	Country	December 31, 2012 Interest
Acero Prime, S. R. L. de CV	Mexico	40%
Apolo Tubulars S.A.	Brazil	50%
Baycoat Limited Partnership	Canada	50%
Baycoat Limited	Canada	50%
Chrome Deposit Corporation	United States	50%
Daniel Ross Bridge, LLC	United States	50%
D.C. Chrome Limited	Canada	50%
Double Eagle Steel Coating Company	United States	50%
Double G Coatings Company L.P.	United States	50%
Feralloy Processing Company	United States	49%
Hibbing Development Company	United States	24.1%
Hibbing Taconite Company(a)	United States	14.7%
Leeds Retail Center, LLC	United States	38%
Patriot Premium Threading Services	United States	50%
PRO-TEC Coating Company	United States	50%
Strategic Investment Fund Partners I(b)	United States	8.6%
Strategic Investment Fund Partners II(b)	United States	4.4%
Swan Point Development Company, Inc.	United States	50%
Tilden Mining Company, L.C.(a)	United States	15%
United Spiral Pipe, LLC	United States	35%
USS-POSCO Industries	United States	50%
Worthington Specialty Processing	United States	49%
(a)	Hibbing Taconite Company (HTC) is an unincorporated joint venture that is owned, in part, by Hibbing Development Company (HDC), which is accounted for using the equity method. Through HDC we are able to influence the activities of HTC, and as such, its activities are accounted for using the equity method.
Tilden Mining Company, L.C. is a limited liability company and in accordance with ASC Topic 323 “Partnerships and Unincorporated Joint Ventures,” (ASC Topic 323) its financial activities are accounted for using the equity method.
(b)	Strategic Investment Fund Partners I and II are limited partnerships and in accordance with ASC Topic 323, the financial activities are accounted for using the equity method.

Dividends and partnership distributions received from equity investees were $98 million in 2012, $31 million in 2011 and $4 million in 2010.

For discussion of transactions and related receivable and payable balances between U. S. Steel and its investees, see Note 20.

10.       Property, Plant and Equipment

		December 31,
(In millions)	Useful Lives	2012	2011
Land and depletable property	-	$264	$268
Buildings	35 years	1,394	1,409
Machinery and equipment	4-22 years	14,350	14,107
Information technology	5-6 years	709	631
Assets under capital lease	10-35 years	189	157

Total		16,906	16,572
Less accumulated depreciation and depletion		10,498	9,993

Net		$6,408	$6,579

Amounts in accumulated depreciation and depletion for assets acquired under capital leases (including sale-leasebacks accounted for as financings) were $153 million and $156 million at December 31, 2012 and 2011, respectively.

11.      Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2012 and December 31, 2011 are as follows:

(In millions)	Flat-rolled Segment	USSE Segment	Tubular Segment	Total
Balance at January 1, 2011	$922	$4	$834	$1,760
Currency translation and other adjustments	23	-	-	23

Balance at December 31, 2011	$945	$4	$834	$1,783

Currency translation	39	-	-	39

Balance at December 31, 2012	$984	$4	$834	$1,822

Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired. We have two reporting units that hold nearly all of our goodwill: our Flat-rolled reporting unit and our Texas Operations reporting unit, which is part of our Tubular operating segment. Other adjustments relate to revisions to purchase price allocations.

Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate the carrying value may not be recoverable. On January 1, 2012, U. S. Steel adopted ASU 2011-08 which provides the option of performing a qualitative assessment before performing the first step of the two-step impairment test (see Note 2). U. S. Steel completed its annual goodwill impairment evaluation during the third quarter of 2012 and determined, on the basis of a number of economic, cost, market and other qualitative factors, including consideration of certain factors from the 2011 annual goodwill impairment evaluation, there was no indication of goodwill impairment for any of the reporting units.

Goodwill impairment tests in 2011 and prior years also indicated that goodwill was not impaired for any of the reporting units.

Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of December 31, 2012			As of December 31, 2011
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$221	$54	$167	$219	$44	$175
Other	2-20 Years	22	11	11	22	10	12

Total amortizable intangible assets		$243	$65	$178	$241	$54	$187

The carrying amount of water rights with indefinite lives as of December 31, 2012 and December 31, 2011 totaled $75 million. The water rights are tested for impairment annually in the third quarter. During 2012, U. S. Steel early adopted ASU 2012-02 (see Note 2) and performed a qualitative impairment evaluation of its water rights. The 2012 and prior year tests indicated the water rights were not impaired. Accordingly, no impairment loss was recognized.

Amortization expense was $11 million, $11 million and $9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The estimated future amortization expense of identifiable intangible assets during the next five years is $11 million in each year from 2013 to 2017.

12.      Stock-Based Compensation Plans

On April 26, 2005, U. S. Steel’s stockholders approved the 2005 Stock Incentive Plan (the “2005 Stock Plan”). The aggregate number of shares of U. S. Steel common stock that may be issued through April 26, 2020 under the 2005 Stock Plan is 15,450,000 shares, of which 5,109,342 shares are available as of December 31, 2012 for future grants. Generally, a share issued under the Plan pursuant to an award other than a stock option will reduce the number of shares available under the Stock Plan by 1.64 shares. The purposes of the 2005 Stock Plan are to attract, retain and motivate employees and non-employee directors of outstanding ability, and to align their interests with those of the stockholders of U. S. Steel. The Compensation & Organization Committee of the Board of Directors (the Compensation Committee) administers the plan pursuant to which they may make grants of stock options, restricted stock, restricted stock units (RSUs), performance awards, and other stock-based awards. Also, shares related to awards (i) that are forfeited, (ii) that terminate without shares having been issued or (iii) for which payment is made in cash or property other than shares are again available for awards under the plan; provided, however, that shares delivered to U. S. Steel or withheld for purposes of satisfying the exercise price or tax withholding obligations shall not again be available for awards.

The following table summarizes the total stock-based compensation awards granted during the years 2012, 2011 and 2010:

	Stock Options	Restricted Stock Units	Performance Awards
2012 Grants	1,503,880	910,011	328,780
2011 Grants	707,060	422,080	85,040
2010 Grants	612,270	359,960	105,640

Stock-based compensation expense

The following table summarizes the total compensation expense recognized for stock-based compensation awards:

(In millions, except per share amounts)	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Stock-based compensation expense recognized:
Cost of sales	$12	$10	$9
Selling, general and administrative expenses	26	23	20

Total	38	33	29
Related deferred income tax benefit	14	12	11

Decrease in net income	$24	$21	$18
Decrease in basic earnings per share	$0.16	$0.14	$0.13
Decrease in diluted earnings per share	$0.16	$0.14	$0.13

As of December 31, 2012, total future compensation cost related to nonvested stock-based compensation arrangements was $41 million, and the average period over which this cost is expected to be recognized is approximately 12 months.

Stock options

Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The 2012, 2011 and 2010 awards vest ratably over a three-year service period and have a term of ten years. Options are issued at the market price on the date of the grant. Upon exercise of stock options, shares of U. S. Steel stock are issued from treasury stock.

Black-Scholes Assumptions (a)	2012 Grants	2011 Grants	2010 Grants
Price per share of option award	$22.28	$45.81	$45.65
Expected annual dividends per share	$0.20	$0.20	$0.20
Expected life in years	5.0	5.0	5.0
Expected volatility	68%	64%	64%
Risk-free interest rate	0.8%	1.8%	2.1%
Average grant date fair value per share of unvested option awards as calculated from above	$11.93	$24.39	$24.31
(a)	The assumptions represent a weighted-average for all grants during the year.

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

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2012:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2012	3,124,054	$55.06
Granted	1,503,880	22.28
Exercised	-
Forfeited or expired	(308,968)	52.00

Outstanding at December 31, 2012	4,318,966	$43.86	7.2	$-
Exercisable at December 31, 2012	2,214,243	$57.66	5.5	-
Exercisable and expected to vest at December 31, 2012	4,122,875	$44.59	7.1	$-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (difference between our closing stock price on the last trading day of 2012 and the exercise price, multiplied by the number of in-the-money options). Intrinsic value changes are based on the fair market value of our stock. Total intrinsic value of options outstanding at December 31, 2012 was zero because the exercise price of the outstanding options was greater than the market price.

There were no stock options exercised during the year ended December 31, 2012. The total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the option) was $3 million in both of the years ended December 31, 2011 and 2010.

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

The following table shows a summary of the performance awards outstanding as of December 31, 2012, and their fair market value on the respective grant date:

Performance Period	Fair Value (in millions)	Minimum Shares	Target Shares	Maximum Shares
2012 - 2015	$8	0	328,780	657,560
2011 - 2014	$6	0	85,040	170,080
2010 - 2013	$6	0	105,640	211,280

The following table shows a summary of the status and activity of nonvested stock awards for the year ended December 31, 2012:

	Restricted Stock Units	Performance Awards (a)	Total	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2012	788,369	263,663	1,052,032	$45.49
Granted	910,011	328,780	1,238,791	23.07
Vested	(395,862)	-	(395,862)	39.50
Performance adjustment factor (b)	-	(89,329)	(89,329)	40.16
Forfeited or expired	(40,320)	-	(40,320)	34.59

Nonvested at December 31, 2012	1,262,198	503,114	1,765,312	$31.62
(a)	The number of shares shown for the performance awards is based on the target number of share awards.
(b)	Consists of adjustments to vested performance awards to reflect actual performance. The adjustments were required since the original grants of the awards were at 100 percent of the targeted amounts.

The following table presents information on RSUs and performance awards granted:

	2012	2011	2010
Number of awards granted	1,238,791	507,120	465,600
Weighted-average grant-date fair value per share	$23.07	$49.10	$48.23

During the years ended December 31, 2012, 2011, and 2010, the total fair value of shares vested was $16 million, $15 million, and $20 million, respectively.

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

U. S. Steel uses euro forward sales contracts with maturities no longer than 12 months to exchange euros for U.S. dollars to manage our exposure to foreign currency exchange rate fluctuations. Derivative instruments are required to be recognized at fair value in the balance sheet. U. S. Steel has not elected to designate these euro forward sales contracts as hedges. Therefore, changes in their fair value are recognized immediately in the results of operations. The gains and losses recognized on the euro forward sales contracts may also partially offset the accounting remeasurement gains and losses recognized on intercompany loans.

As of December 31, 2012, U. S. Steel held euro forward sales contracts with a total notional value of approximately $408 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.

Additionally, U. S. Steel uses fixed-price forward physical purchase contracts to partially manage our exposure to price risk related to the purchases of natural gas and certain nonferrous metals used in the production process. During 2012, 2011 and 2010, the forward physical purchase contracts for natural gas and nonferrous metals qualified for the normal purchases and normal sales exemption in ASC Topic 815 and were not subject to mark-to-market accounting.

The following summarizes the location and amounts of the fair values related to derivatives included in U. S. Steel’s financial statements as of December 31, 2012 and 2011:

	Location of Fair Value in Balance Sheet	Fair Value
(In millions)		December 31, 2012	December 31, 2011
Foreign exchange forward contracts	Accounts receivable	$-	$31
Foreign exchange forward contracts	Accounts payable	$12	$-

The following summarizes the location and amounts of the gains and losses related to derivatives included in U. S. Steel’s financial statements for the years ended December 31, 2012, 2011 and 2010:

	Location of Gain (Loss) on Derivative in Statement of Operations	Amount of Gain (Loss)
(In millions)		Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Foreign exchange forward contracts	Other financial costs/income	($7)	$13	$3

In accordance with the guidance in ASC Topic 820 on fair value measurements and disclosures, the fair value of our euro forward sales contracts was determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used are from market sources that aggregate data based upon market transactions.

14.      Debt

	Interest Rates %	Maturity	December 31,
(In millions)			2012	2011
2037 Senior Notes	6.65	2037	$350	$350
2022 Senior Notes	7.50	2022	400	-
2020 Senior Notes	7.375	2020	600	600
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2014 Senior Convertible Notes	4.00	2014	863	863
2013 Senior Notes	5.65	2013	-	300
Province Note (C$150 million)	1.00	2015	151	147
Environmental Revenue Bonds	5.38 - 6.88	2015 - 2042	549	455
Recovery Zone Facility Bonds	6.75	2040	70	70
Fairfield Caster Lease		2022	35	11
Other capital leases and all other obligations		2013 - 2014	1	10
Amended Credit Agreement	Variable	2016	-	-
USSK Revolver	Variable	2013	-	129
USSK credit facilities	Variable	2015	-	-
USSS credit facilities	Variable	N/A	-	-

Total Debt			3,969	3,885
Less Province Note fair value adjustment			23	28
Less unamortized discount			8	9
Less short-term debt and long-term debt due within one year			2	20

Long-term debt			$3,936	$3,828

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

On May 21, 2007, U. S. Steel issued a total of $1,100 million of senior notes consisting of $350 million at 6.65 percent due 2037, $450 million at 6.05 percent due 2017, and $300 million at 5.65 percent due 2013, collectively, the Senior Notes (and individually, the 2037 Senior Notes, the 2017 Senior Notes and the 2013 Senior Notes, respectively). Interest is payable semi-annually on June 1st and December 1st of each year. All of the $300 million 5.65 percent Senior Notes due June 1, 2013 were redeemed in April 2012 as noted above. The Senior Notes are not listed on any national securities exchange. The Senior Notes contain covenants limiting our ability to create liens, to enter into sale-leaseback transactions and to consolidate, merge or transfer all, or substantially all of our assets. They also contain provisions requiring the purchase of the Senior Notes upon a change of control under certain specified circumstances, as well as other customary provisions.

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

U. S. Steel may not redeem the Senior Convertible Notes prior to their maturity date. Holders may convert their Senior Convertible Notes into shares of U. S. Steel common stock at their option at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date of May 15, 2014. The initial conversion rate for the Senior Convertible Notes is 31.3725 shares of U. S. Steel common stock per $1,000 principal amount of Senior Convertible Notes, equivalent to an initial conversion price of approximately $31.875 per share of common stock, subject to adjustment as defined in the Senior Convertible Notes. On the issuance date of the Senior Convertible Notes, the market price of U. S. Steel’s common stock was below the stated conversion price of $31.875 and therefore, there was no beneficial conversion option to the holders. Based on the initial conversion rate, the Senior Convertible Notes are convertible into 27,058,781 shares of U. S. Steel common stock and we reserved for the possible issuance of 33,824,000 shares, which is the maximum amount that could be issued upon conversion. Other than receiving cash in lieu of fractional shares, holders do not have the option to receive cash upon conversion. As of December 31, 2012, there have been an immaterial amount of conversions.

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

Province Note

In its acquisition of Stelco on October 31, 2007, U. S. Steel assumed a note that Stelco had issued to the Province of Ontario, Canada. The face amount of the Province Note is C$150 million (approximately $151 million and $147 million at December 31, 2012 and 2011) and is payable on December 31, 2015. The Province Note is unsecured and is subject to a 75 percent discount if the solvency deficiencies in the four main Stelco pension plans (see Note 16) are eliminated on or before the maturity date. The Province Note bears interest at a rate of one percent per annum and is payable semi-annually. Upon the acquisition, the Province Note was recorded at its present value of amounts to be paid using a current interest rate, in accordance with FAS 141. The Province Note will be accreted up to its face value over its term assuming an effective interest rate of 6.67 percent.

Obligations relating to Environmental Revenue Bonds

At December 31, 2012, U. S. Steel is the obligor on $549 million of Environmental Revenue Bonds. On August 17, 2012, U. S. Steel entered into loan agreements with several local authorities in connection with the issuance and sale of $94 million of Environmental Revenue Bonds due August 1, 2042 (2042 Environmental Revenue Bonds) to fund certain capital projects at our Gary Works, Clairton Plant and Granite City Works. The net proceeds from the sale of the 2042 Environmental Revenue Bonds were $93 million after fees of $1 million and are reflected as restricted cash in other noncurrent assets and become unrestricted as capital expenditures for these projects are made. At December 31, 2012, $67 million of this restricted cash remained. The interest rate on the loans is 5.75 percent and interest is payable semi-annually on February 1st and August 1st of each year.

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

Fairfield Caster Lease

U. S. Steel is the sub lessee of a slab caster at Fairfield Works in Alabama. In December 2012, U. S. Steel exercised an option to renew the lease for a nine year term and purchase the facility at the expiration of the renewal period in June 2022.

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

As of December 31, 2012, there were no amounts drawn on the Amended Credit Agreement and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10% of the total aggregate commitments and $87.5 million. Since availability was greater than $87.5 million, compliance with the fixed charge coverage ratio covenant was not applicable. If the value of inventory does not support the full amount of the facility or we are not able to meet this covenant in the future, the full amount of this facility would not be available to the Company.

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

At December 31, 2012 and December 31, 2011, eligible accounts receivable supported $625 million of availability under the RPA. There were no receivables sold to third-party conduits under this facility at December 31, 2012. Receivables Sold to Third-Party Conduits and Borrowings under Receivables Purchase Agreement of $380 million were recorded on the Consolidated Balance Sheet at December 31, 2011. The subordinated retained interest at December 31, 2012 and December 31, 2011 was $625 million and $245 million, respectively.

USSR pays the conduits a discount based on the conduits’ borrowing costs plus incremental fees. We paid $4 million in both 2012 and 2011 relating to fees on the RPA. These costs are included in other financial costs in the statement of operations.

Generally, the facility provides that as payments are collected from the sold accounts receivables, USSR may elect to have the conduits reinvest the proceeds in new eligible accounts receivable. During 2012 and 2011, collections of eligible accounts receivable of $1,175 million and $1,598 million, respectively, were reinvested.

The table below summarizes the trade receivables at December 31, 2012 and 2011 for USSR:

(In millions)	2012	2011
Balance of accounts receivable-net, eligible for sale to third-party conduits	$1,127	$1,214
Accounts receivable sold to third-party conduits	-	380

Balance included in Receivables on the balance sheet of U. S. Steel	$1,127	$834

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

U. S. Steel Košice (USSK) credit facilities

At December 31, 2012, USSK had no borrowings under its €200 million (approximately $264 million) revolving unsecured credit facility which expires in August 2013. At December 31, 2011, USSK had €100 million (approximately $129 million) borrowed under this facility.

During 2012, credit facilities totaling €60 million expired reducing the total of these facilities from €80 million to €20 million. At December 31, 2012, USSK had no borrowings under its €20 million credit facility (which approximated $26 million) and the availability was approximately $24 million due to approximately $2 million of customs and other guarantees outstanding. At December 31, 2011, USSK had no borrowings against its €80 million total unsecured revolving credit facilities (which approximated $104 million) and the availability was approximately $103 million due to approximately $1 million of customs and other guarantees outstanding.

The above facilities bear interest at the applicable inter-bank offer rate plus a margin and contain customary terms and conditions. USSK is the sole obligor on the facilities and is obligated to pay a commitment fee on the undrawn portion of the facilities.

U. S. Steel Serbia (USSS) credit facilities

The credit facilities for USSS were terminated on January 31, 2012 as a result of the sale of USSS (see Note 4).

Change in control event

At December 31, 2012, in the event of a change in control of U. S. Steel, holders of debt obligations (together totaling $3,163 million), which include the Senior Notes and the Senior Convertible Notes, may require U. S. Steel to repurchase such obligations in whole or in part for cash at a price equal to 100% of the principal amount plus accrued and unpaid interest. In addition, the Amended Credit Agreement and the RPA may be terminated and any amount outstanding thereunder may be declared immediately due and payable. U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $19 million or provide a letter of credit to secure the remaining obligation.

Debt Maturities – Aggregate maturities of debt are as follows (in millions):

2013	2014	2015	2016	2017	Later Years	Total
$ 2	$865	$190	$45	$500	$2,344	$3,946	(a)

(a)	Debt maturities include the Province Note fair value adjustment discussed above.

15.      2012 Labor Agreements

Effective September 1, 2012, U. S. Steel and its U. S. Steel Tubular Products, Inc. subsidiary reached new labor agreements with the United Steelworkers (USW), which cover approximately 16,600 employees at our flat-rolled, tubular, coke-making and iron ore operations in the United States (the 2012 Labor Agreements). The 2012 Labor Agreements expire on September 1, 2015. The agreements provided for a $2,000 lump sum payment that was paid to each covered active USW member in October 2012, which resulted in U. S. Steel recognizing a pretax charge of $35 million in the third quarter of 2012. The agreements also provide for a lump sum payment of $500, effective April 1, 2014, to each covered USW member active on that date which is being accrued over the requisite service period.

The 2012 Labor Agreements contain no-strike provisions and include wage increases of 2.0 percent on September 1, 2013 and 2.5 percent on January 1, 2015. The 2012 Labor Agreements also provide for pension and other benefit changes for both current employees and retirees (see Note 16).

16.      Pensions and Other Benefits

U. S. Steel has defined contribution or multi-employer retirement benefits for more than half of its North American employees and non-contributory defined benefit pension plans covering the remaining North American employees. In the United States, benefits under the defined benefit pension plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. In addition, pension benefits for most salaried employees in the United States under these plans are based upon a percent of total career pensionable earnings. Most salaried employees in the United States, including those not participating in the defined benefit pension plans of the Company, participate in defined contribution plans (401(k) plans) whereby the Company matches a certain percentage of salary based on the amount contributed by the participant. For those without defined benefit coverage, the Company also provides a retirement account benefit based on salary and attained age. The main U. S. Steel defined benefit pension plan was closed to new participants in 2003. At December 31, 2012, approximately 60 percent of U. S. Steel’s union employees in the United States are covered by the Steelworkers Pension Trust (SPT), a multi-employer pension plan, to which U. S. Steel contributes on the basis of a fixed dollar amount for each hour worked.

The majority of employees and retirees of USSC participate in defined benefit pension plans and retiree health and life insurance plans. The majority of USSC union employees participate in defined benefit pension plans for which benefits are based upon years of service multiplied by a flat dollar rate. The main Hamilton bargaining unit defined benefit pension plan was closed to new entrants effective October 15, 2011, and the main Lake Erie bargaining unit defined benefit pension plan was closed to new entrants effective April 16, 2010. Hamilton and Lake Erie union employees hired on or after those respective dates are covered by defined contribution arrangements. The salaried Hamilton and Lake Erie defined benefit pension plans were closed to new participants in 1997 and currently less than half of active salaried USSC employees participate in these plans where benefits are based on final average pensionable earnings or a flat dollar rate. The balance of salaried employees participates in defined contribution arrangements.

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

U. S. Steel and its U. S. Steel Tubular Products, Inc. subsidiary reached new labor agreements with the USW in September 2012 (the 2012 Labor Agreements, see Note 15) which required remeasurement of the other post-employment benefit (OPEB) plans effective September 1, 2012. The discount rate used for the September 1, 2012 remeasurement was 3.75 percent, as compared to 4.50 percent at December 31, 2011.

As remeasured on September 1, 2012, the OPEB accumulated postretirement benefit obligation is $270 million lower than December 31, 2011, primarily due to a reduction of approximately $520 million resulting from benefit and plan design changes in the 2012 Labor Agreements partially offset by an increase of $250 million primarily as a result of the reduced discount rate. With the obligation reduction and an increase in the market value of the assets for these OPEB plans at September 1, 2012, the funded status of the OPEB plans improved by approximately $410 million.

U. S. Steel uses a December 31 measurement date for its plans and may have an interim measurement date if significant events occur. Details relating to Pension Benefits and Other Benefits are below.

	Pension Benefits		Other Benefits
(In millions)	2012	2011	2012	2011
Change in benefit obligations
Benefit obligations at January 1	$10,770	$10,630	$4,186	$4,340
Service cost	118	111	28	25
Interest cost	467	511	170	209
Plan amendments	29	5	(522)	(26)
Actuarial losses (gains)	848	505	375	(26)
Exchange rate loss (gain)	81	(59)	19	(13)
Settlements, curtailments and termination benefits	(28)	(20)	-	-
Benefits paid	(938)	(913)	(316)	(323)

Benefit obligations at December 31	$11,347	$10,770	$3,940	$4,186
Change in plan assets
Fair value of plan at January 1	$8,353	$8,655	$1,473	$1,407
Actual return on plan assets	945	419	196	80
Employer contributions	234	229	76	-
Exchange rate gain (loss)	56	(42)	-	-
Benefits paid from plan assets	(929)	(908)	(13)	(14)

Fair value of plan assets at December 31	$8,659	$8,353	$1,732	$1,473

Funded status of plans at December 31	$(2,688)	$(2,417)	$(2,208)	$(2,713)

Amounts recognized in accumulated other comprehensive loss:

		2012
(In millions)	12/31/2011	Amortization	Activity	12/31/2012
Pensions
Prior Service Cost	$97	$(22)	$24	$99
Actuarial losses	4,530	(352)	478	4,656

Other Benefits
Prior Service Cost	352	(11)	(521)	(180)
Actuarial Losses	307	(8)	314	613

As of December 31, 2012 and 2011, the following amounts were recognized in the balance sheet:

	Pension Benefits		Other Benefits
(In millions)	2012	2011	2012	2011
Noncurrent assets	$11	$14	$-	$-
Current liabilities	(245)	(236)	(360)	(416)
Noncurrent liabilities	(2,454)	(2,195)	(1,848)	(2,297)
Accumulated other comprehensive loss (a)	4,755	4,589	433	658

Net amount recognized	$2,067	$2,172	$(1,775)	$(2,055)
(a)	Accumulated other comprehensive loss effects associated with accounting for pensions and other benefits in accordance with ASC Topic 715 at December 31, 2012 and December 31, 2011, respectively, are reflected net of tax of $1,568 million and $1,714 million respectively, on the Statement of Stockholders’ Equity.

The Accumulated Benefit Obligation (ABO) for all defined benefit pension plans was $10,817 million and $10,296 million at December 31, 2012 and 2011, respectively.

	December 31,
(In millions)	2012	2011
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligations (ABO)	$(10,782)	$(10,263)
Aggregate projected benefit obligations (PBO)	(11,313)	(10,737)
Aggregate fair value of plan assets	8,614	8,307

The aggregate ABO in excess of plan assets reflected above is included in the payroll and benefits payable and employee benefits lines on the balance sheet.

Following are the details of net periodic benefit costs related to Pension and Other Benefits:

	Pension Benefits			Other Benefits
(In millions)	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$118	$111	$101	$28	$25	$21
Interest cost	467	511	543	170	209	227
Expected return on plan assets	(614)	(623)	(670)	(117)	(105)	(108)
Amortization - prior service costs	22	21	24	11	25	23
- actuarial losses	352	352	219	8	5	(11)

Net periodic benefit cost, excluding below	345	372	217	100	159	152
Multiemployer plans (a)	70	65	56	-	-	-
Settlement, termination and curtailment (gains)/losses	(3)	6	3	-	-	-

Net periodic benefit cost	$412	$443	$276	$100	$159	$152
(a)	Primarily represents pension expense for the SPT covering USW employees hired from National Steel Corporation and new USW employees hired after May 21, 2003.

Prior to the 2012 Labor Agreements, profit-based amounts were used to reduce retiree medical premiums. These amounts were calculated as a percentage of consolidated income from operations (as defined in the 2008 Collective Bargaining Agreements) based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton. This amount was recognized on a deferred basis and estimated as part of the actuarial calculations used to derive Other Benefit expense. Other Benefit expense in 2012, 2011 and 2010 included approximately $40 million in costs to reflect the profit-based payments.

Net periodic benefit cost for pensions and other benefits is projected to be approximately $385 million and approximately $55 million, respectively, in 2013. The pension cost projection includes $74 million of contributions to the SPT. The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2013 are as follows:

(In millions)	Pension Benefits 2013	Other Benefits 2013
Amortization of actuarial loss	$368	$31
Amortization of prior service cost	24	(13)

Total recognized from accumulated other comprehensive income	$392	$18

Assumptions used to determine the benefit obligation at December 31 and net periodic benefit cost for the year ended December 31 are detailed below:

	Pension Benefits				Other Benefits
	2012		2011		2012		2011
	U.S.	International	U.S.	International	U.S.	International	U.S.	International
Actuarial assumptions used to determine benefit obligations at December 31:
Discount rate	3.75%	3.75%	4.50%	4.50%	3.75%	3.75%	4.50%	4.50%
Increase in compensation rate	4.00%	3.00%	4.00%	3.00%	4.00%	3.00%	4.00%	3.00%

	Pension Benefits
	2012		2011		2010
	U.S.	International	U.S.	International	U.S.	International
Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31:
Discount rate	4.50%	4.50%	5.00%	5.00%	5.50%	6.00%
Expected annual return on plan assets	7.75%	7.25%	8.00%	7.50%	8.00%	7.43%
Increase in compensation rate	4.00%	3.00%	4.00%	3.00%	4.00%	3.00%

	Other Benefits
	2012		2011		2010
	U.S.	International	U.S.	International	U.S.	International
Discount rate	4.50%	4.50%	5.00%	5.00%	5.50%	6.00%
Expected annual return on plan assets	7.75%	n/a	8.00%	n/a	8.00%	n/a
Increase in compensation rate	4.00%	3.00%	4.00%	3.00%	4.00%	3.00%

The discount rate reflects the current rate at which the pension and other benefit liabilities could be effectively settled at the measurement date. In setting the domestic rates, we utilize several AAA and AA corporate bond indices as an indication of interest rate movements and levels. Based on this evaluation at December 31, 2012, U. S. Steel decreased the discount rate used to measure both domestic Pension and Other Benefits obligations to 3.75 percent. For USSC benefit plans, a discount rate was selected through a similar review process using Canadian bond rates and indices and at December 31, 2012, U. S. Steel decreased the discount rate to 3.75 percent for its Canadian-based pension and other benefits.

	2012		2011
Assumed health care cost trend rates at December 31:	U.S.	Canada	U.S.	Canada
Health care cost trend rate assumed for next year	7.00%	6.00%	7.00%	6.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2017	2016	2014

A one-percentage-point change in the assumed return on plan assets, discount rate or health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Expected return on plan assets
Incremental (decrease) increase in:
Net periodic pension costs for 2013	$(103)	$103
Discount rate
Incremental (decrease) increase in:
Net periodic pension & other benefits costs for 2013	$(58)	$53
Pension & other benefits liabilities at December 31, 2012	$(1,425)	$1,654
Health care cost escalation trend rates
Incremental increase (decrease) in:
Other postretirement benefit obligations	$245	$(205)
Service and interest costs components	$11	$(9)

U. S. Steel reviews its own actual historical rate experience and expectations of future health care cost trends to determine the escalation of per capita health care costs under U. S. Steel’s benefit plans. About two thirds of our costs for the domestic USW participants’ retiree health benefits in the Company’s main domestic benefit plan are limited to a per capita dollar maximum calculation based on 2006 base year actual costs incurred under the main U. S. Steel benefit plan for USW participants (the “cost cap”). The full effect of the cost cap was deferred in the 2012 Labor Agreements until 2015. After 2015, the Company’s costs for a majority of USW retirees and their dependents are expected to remain fixed with the application of the cost cap and as a result, the cost impact of health care escalation for the Company is projected to be limited for this group.

In our Canadian retiree medical plans, most health care cost escalation results from the drug programs since most hospital and physician benefits are provided by the Government which incurs the escalation. Health care cost escalation applies to most other groups within the Company’s benefit plans, but does not apply to most domestic non-union retirees since their benefits are limited to flat dollar amounts or are not existent.

Plan Assets

ASC Topic 820 on fair value measurements includes a three-tier hierarchy as a framework for the inputs used in measuring fair value. The categories for determining fair market value are summarized below:

•	Level 1 – quoted prices in active markets for identical investments
•	Level 2 – other significant and observable comparable investments (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)
•	Level 3 – investments lacking easily comparable data (including the plan’s own assumptions in determining the fair value of investments)

U. S. Steel’s Pension plan and Other Benefits plan assets are classified as follows:

Level 1	Level 2	Level 3
Investment Trusts	Internally Managed Partnerships	Private Equities
Exchange-traded Funds	Non-public Investment Partnerships	Timberlands
Short-term Investments	Debt Securities - U.S.	Real Estate
Equity Securities - U.S.	Debt Securities - Foreign	Mineral Interests
Equity Securities - Foreign	Pooled Funds
Government Bonds - U.S.	Government Bonds - Foreign

An instrument’s level is based on the lowest level of any input that is significant to the fair value measurement. Investments in investment trusts and exchange-traded funds are valued using a market approach at the closing price reported in an active market. Short term investments are valued at amortized cost which approximates fair value due to the short-term maturity of the instruments. Equity Securities – U.S. and Equity Securities – Foreign are valued at the closing price reported on the active exchange on which the individual securities are traded. Government Bonds – U.S. are valued by accepting a price from a public pricing source. Investments in Internally Managed Partnerships are valued using a market approach at the net asset value of units held, however investment opportunities in these partnerships are restricted to the benefit plans of U. S. Steel, its subsidiaries and current and former affiliates. Investments in non-public investment partnerships and pooled funds are valued using a market approach based on the aggregated value of the underlying investments. Government Bonds – Foreign, Debt Securities – U.S. and Debt Securities – Foreign are valued by accepting a price from a public pricing source or broker quotes. Private Equities are valued using information provided by external managers for each individual investment held in the fund. Real estate and timberland investments are either appraised or valued using the investment managers’ assessment of the assets within the fund. Mineral Interests are valued at the present value of estimated future cash flows discounted at estimated market rates for assets of similar quality and duration.

The following is a summary of U. S. Steel’s Pension plan assets carried at fair value at December 31, 2012 and 2011:

	Fair Value Measurements at December 31, 2012 (in millions)
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Classes
Interest in Internally Managed Partnership – Fixed Income(a)	$1,688	$-	$1,688	$-
Interest in Internally Managed Partnership – Equity(b)	3,491	-	3,491	-
Interest in Investment Partnerships(c)	608	-	608	-
Equity securities – Foreign(d)	514	514	-	-
Government bonds – Foreign(e)	499	-	499	-
Pooled funds(f)	280	-	280	-
Private equities	342	-	-	342
Real estate	300	-	-	300
Other(g)	937	503	193	241

Total	$8,659	$1,017	$6,759	$883
(a)	UCF Fixed Income Fund LP - a Delaware limited partnership that offers interests to employee benefit plans for which United States Steel and Carnegie Pension Fund (UCF) acts as trustee, investment advisor and/or investment manager. Looking through the limited partnership, the plan’s holdings are as follows:

Debt Securities – U.S.	$1,112
Government Bonds – U.S.	473
Agency Mortgages	85
Other	18

Total	$1,688

(b)	UCF Equity Fund LP - a Delaware limited partnership that offers interests to employee benefit plans for which United States Steel and Carnegie Pension Fund (UCF) acts as trustee, investment advisor and/or investment manager. Looking through the limited partnership, the plan’s holdings are as follows:

Equity Securities – U.S.	$3,166
Equity Securities – Foreign	149
Investment sales receivable	111
Other	65

Total	$3,491

(c)	Private investment partnerships whose investment objectives are to achieve long-term capital appreciation by investing in global equity markets.
(d)	Includes investments held in a diversified portfolio of Canadian equity securities with no single sector representing more than 30 percent of the portfolio by value.
(e)	Includes investments in Canadian National and Provincial government bonds.
(f)	Investments in funds incorporated in Canada that invest in diversified portfolios of global debt and equity securities.
(g)	Asset categories that are greater than 3% of investments at fair value are disclosed separately. All Other includes interests in investment trusts, exchange-traded funds, short-term investments, government bonds – U.S., debt securities – U.S., debt securities – foreign, timberlands, mineral interests and miscellaneous receivables and payables.

	Fair Value Measurements at December 31, 2011 (in millions)
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Classes
Interest in Internally Managed Partnership – Fixed Income(a)	$1,657	$-	$1,657	$-
Interest in Internally Managed Partnership – Equity(b)	3,418	-	3,418	-
Interest in Investment Partnerships(c)	485	-	485	-
Equity securities – Foreign(d)	556	556	-	-
Government bonds – Foreign(e)	488	-	488	-
Pooled funds(f)	308	-	308	-
Private equities	334	-	-	334
Real estate	274	-	-	274
Other(g)	833	405	186	242

Total	$8,353	$961	$6,542	$850
(a)	UCF Fixed Income Fund LP – a Delaware limited partnership that offers interests to employee benefit plans for which United States Steel and Carnegie Pension Fund (UCF) acts as trustee, investment advisor and/or investment manager. Looking through the limited partnership, the plan’s holdings are as follows:

Debt Securities – U.S.	$1,179
Government Bonds – U.S.	335
Agency Mortgages	129
Other	14

Total	$1,657

(b)	UCF Equity Fund LP – a Delaware limited partnership that offers interests to employee benefit plans for which United States Steel and Carnegie Pension Fund (UCF) acts as trustee, investment advisor and/or investment manager. Looking through the limited partnership, the plan’s holdings are as follows:

Equity Securities – U.S.	$3,009
Equity Securities – Foreign	143
Investment sales receivable	237
Other	29

Total	$3,418

(c)	Private investment partnerships whose investment objectives are to achieve long-term capital appreciation by investing in global equity markets.
(d)	Includes investments held in a diversified portfolio of Canadian equity securities with no single sector representing more than 30 percent of the portfolio by value.
(e)	Includes investments in Canadian National and Provincial government bonds.
(f)	Investments in funds incorporated in Canada that invest in diversified portfolios of global debt and equity securities.
(g)	Asset categories that are greater than 3% of investments at fair value are disclosed separately. All Other includes interests in investment trusts, exchange-traded funds, equity securities – U.S., short-term investments, government bonds – U.S., debt securities – U.S., debt securities – foreign, timberlands, mineral interests and miscellaneous receivables and payables.

The following table sets forth a summary of changes in the fair value of U. S. Steel’s Pension plan level 3 assets for the years ended December 31, 2012 and 2011 (in millions):

	Other (level 3 assets only)
	2012	2011
Balance at beginning of period	$850	$752
Transfers in and/or out of level 3	-	-
Actual return on plan assets:
Realized gain	69	25
Net unrealized gain	8	59
Purchases, sales, issuances and settlements:
Purchases	98	108
Sales	(142)	(94)

Balance at end of period	$883	$850

The following is a summary of U. S. Steel’s Other Benefits plan assets carried at fair value at December 31, 2012 and 2011:

	Fair Value Measurements at December 31, 2012 (in millions)
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Classes
Interest in Internally Managed Partnership – Fixed Income(a)	$468	$ -	$468	$-
Interest in Internally Managed Partnership – Equity(b)	1,061	-	1,061	-
Interest in Investment Partnerships(c)	94	-	94	-
All Other(d)	109	38	-	71

Total	$1,732	$38	$1,623	$71
(a)	UCF Fixed Income Fund LP – a Delaware limited partnership that offers interests to employee benefit plans for which United States Steel and Carnegie Pension Fund (UCF) acts as trustee, investment advisor and/or investment manager. Looking through the limited partnership, the plan’s holdings are as follows:

Debt Securities – U.S.	$308
Government Bonds – U.S.	131
Agency Mortgages	24
Other	5

Total	$468

(b)	UCF Equity Fund LP – a Delaware limited partnership that offers interests to employee benefit plans for which United States Steel and Carnegie Pension Fund (UCF) acts as trustee, investment advisor and/or investment manager. Looking through the limited partnership, the plan’s holdings are as follows:

Equity Securities – U.S.	$950
Equity Securities – Foreign	45
Investment sales receivable	33
Other	33

Total	$1,061

(c)	Private investment partnerships whose investment objectives are to achieve long-term capital appreciation by investing in global equity markets.
(d)	Asset categories that are greater than 3% of investments at fair value are disclosed separately. All Other includes Short-term investments, Exchange-traded funds, Private Equities, Real Estate, Timberlands and miscellaneous receivables and payables.

	Fair Value Measurements at December 31, 2011 (in millions)
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Classes
Interest in Internally Managed Partnership – Fixed Income(a)	$405	$-	$405	$-
Interest in Internally Managed Partnership – Equity(b)	893	-	893	-
Interest in Investment Partnerships(c)	80	-	80	-
All Other(d)	95	38	-	57

Total	$1,473	$38	$1,378	$57

(a)	UCF Fixed Income Fund LP – a Delaware limited partnership that offers interests to employee benefit plans for which United States Steel and Carnegie Pension Fund (UCF) acts as trustee, investment advisor and/or investment manager. Looking through the limited partnership, the plan’s holdings are as follows:

Debt Securities – U.S.	$274
Government Bonds – U.S.	89
Agency Mortgages	31
Other	11

Total	$405

(b)	UCF Equity Fund LP – a Delaware limited partnership that offers interests to employee benefit plans for which United States Steel and Carnegie Pension Fund (UCF) acts as trustee, investment advisor and/or investment manager. Looking through the limited partnership, the plan’s holdings are as follows:

Equity Securities – U.S.	$791
Equity Securities – Foreign	37
Investment sales receivable	60
Other	5

Total	$893

(c)	Private investment partnerships whose investment objectives are to achieve long-term capital appreciation by investing in global equity markets.
(d)	Asset categories that are greater than 3% of investments at fair value are disclosed separately. All Other includes Short-term investments, Exchange-traded funds, Private Equities, Real Estate, Timberlands and miscellaneous receivables and payables.

The following table sets forth a summary of changes in the fair value of U. S. Steel’s Other Benefits plan level 3 assets for the years ended December 31, 2012 and 2011 (in millions):

	Other (level 3 assets only)
	2012	2011
Balance at beginning of period	$57	$46
Transfers in and/or out of level 3	-	-
Actual return on plan assets:
Realized gain	2	1
Net unrealized gain	3	3
Purchases, sales, issuances and settlements:
Purchases	17	12
Sales	(8)	(5)

Balance at end of period	$71	$57

U. S. Steel’s investment strategy for its U.S. pension and other benefits plan assets provides for a diversified mix of public equities, high quality bonds and selected smaller investments in private equities, investment trusts and partnerships, timber and mineral interests. For its U.S. Pension and Other Benefit plans, U. S. Steel has a target allocation for plan assets of 60 percent and 70 percent in equities, respectively, with the balance primarily invested in corporate bonds, Treasury bonds and government-backed mortgages. U. S. Steel believes that returns on equities over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds tend to offset some of the short-term volatility of stocks. Both equity and fixed-income investments are made across a broad range of industries and companies to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel will use a 7.75 percent assumed rate of return on assets for the development of net periodic cost for the main defined benefit pension plan and domestic OPEB plans in 2013. The 2013 assumed rate of return is the same as the rate of return used for 2012 domestic expense and was determined by taking into account the intended asset mix and some moderation of the historical premiums that fixed-income and equity investments have yielded above government bonds. Actual returns since the inception of the plans have exceeded this 7.75 percent rate and while recent annual returns have been volatile, it is U. S. Steel’s expectation that rates will achieve this level in future periods.

For USSC defined benefit pension plans, U. S. Steel’s investment strategy is similar to its strategy for U.S. plans, whereby the Company seeks a diversified mix of large and mid-cap equities, high quality corporate and government bonds and selected smaller investments with a target allocation for plan assets of 65 percent equities. U. S. Steel will use a 7.25 percent assumed rate of return on assets for the development of net periodic costs for the USSC defined benefit expense in 2013. This is lower than the U.S. pension plan assumption as subcategories within the asset mix are from a more limited investment universe and, as a result, have a lower expected return. The 2013 assumed rate of return is the same as the rate of return used for 2012 USSC expense.

Steelworkers Pension Trust

U. S. Steel participates in a multi-employer defined benefit pension plan, the Steelworkers Pension Trust (SPT). For most bargaining unit employees participating in the SPT, U. S. Steel contributes to the SPT a fixed dollar amount for each hour worked of $2.65; a rate negotiated as part of the 2008 Collective Bargaining Agreement, and agreed to again as part of the 2012 Labor Agreements, which is set to expire on September 1, 2015. U. S. Steel’s contributions to the SPT represented greater than 5% of the total combined contributions of all employers participating in the plan for the years ended December 31, 2012, 2011 and 2010.

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

U. S. Steel’s participation in the SPT for the annual periods ended December 31, 2012, 2011 and 2010 is outlined in the table below.

	Employer Identification Number/ Pension Plan Number	Pension Protection Act Zone Status as of December 31(a)		FIP/RP Status Pending/ Implemented(b)	U.S. Steel Contributions (in millions)			Surcharge Imposed(c)		Expiration Date of Collective Bargaining Agreement
Pension Fund		2012	2011		2012	2011	2010	2012	2011
Steelworkers Pension Trust	23-6648508/499	Green	Green	No	$69	$63	$56	No	No	September 1, 2015
(a)	The zone status is based on information that U. S. Steel received from the plan and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80 percent funded, while plans in the yellow zone are less than 80 percent funded and plans in the red zone are less than 65 percent funded.
(b)	Indicates if a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented.
(c)	Indicates whether there were charges to U. S. Steel from the plan.

Cash Flows

Employer Contributions – In addition to the contributions to the Steelworkers Pension Trust noted in the table above, U. S. Steel made voluntary contributions in 2012 of $140 million to its main defined benefit pension plan, $94 million in required contributions to the USSC plans and $20 million of pension payments not funded by trusts. In 2011, U. S. Steel made a $140 million voluntary contribution to its main defined benefit pension plan, $92 million in required contributions to the USSC plans and $23 million of pension payments not funded by trusts.

Cash payments totaling $303 million and $309 million were made for other postretirement benefit payments not funded by trusts in 2012 and 2011, respectively. In addition, in 2012, we made a $75 million contribution to a restricted account within our trust for represented retiree health care and life insurance benefits as required by collective bargaining agreements. U. S. Steel is similarly required to make $75 million contributions to that trust account during each annual period from 2013 to 2015.

In conjunction with the acquisition of Stelco, now USSC, U. S. Steel assumed the pension plan funding agreement (the Pension Agreement) that Stelco had entered into with the Superintendent of Financial Services of Ontario (the Province) on March 31, 2006 that covers USSC’s four main pension plans. The Pension Agreement requires minimum contributions of C$70 million (approximately $70 million) per year in 2011 through 2015 plus additional annual contributions for benefit improvements, primarily related to union retiree indexing provisions. With the Hamilton Works and Lake Erie Works collective bargaining agreement settlements in 2011 and 2010, respectively, cost of living provisions are no longer provided through the pension plan covering former represented employees. The Pension Agreement remains in effect with its defined annual contributions as noted above until the earlier of full solvency funding for the four main plans or until December 31, 2015, when minimum funding requirements for the plans resume under the provincial pension legislation.

Estimated Future Benefit Payments – The following benefit payments, which reflect expected future service as appropriate, are expected to be paid from U. S. Steel’s defined benefit plans:

(In millions)	Pension Benefits	Other Benefits
2013	$935	$285
2014	845	295
2015	835	315
2016	820	270
2017	815	255
Years 2018 - 2022	3,755	1,160

Defined contribution plans

U. S. Steel also contributes to several defined contribution plans for its salaried employees. Approximately 64% of non-union salaried employees in North America receive pension benefits through a defined contribution pension plan with contribution percentages based on age, for which company contributions totaled $17 million, $15 million and $11 million in 2012, 2011 and 2010, respectively. U. S. Steel’s matching contributions to salaried employees’ defined contribution savings fund plans, which for the most part are based on a percentage of the employees’ contributions, totaled $23 million in 2012, $20 million in 2011 and $11 million in 2010. Most union employees are eligible to participate in a defined contribution savings fund plan where there is no company match on savings except for certain Canadian hourly employees whose company contributions totaled $2 million in both 2012 and 2011. U. S. Steel also maintains a supplemental thrift plan to provide benefits which are otherwise limited by the Internal Revenue Service for qualified plans. U. S. Steel’s costs under these defined contribution plans totaled $1 million in 2012, $2 million in 2011 and less than $1 million in 2010.

Other postemployment benefits

The Company provides benefits to former or inactive employees after employment but before retirement. Certain benefits including workers’ compensation and black lung benefits represent material obligations to the Company and under the guidance for nonretirement postemployment benefits, have historically been treated as accrued benefit obligations, similar to the accounting treatment provided for pensions and other benefits. APBO liabilities for these benefits recorded at December 31, 2012, totaled $102 million as compared to $104 million at December 31, 2011. APBO amounts were developed assuming a discount rate of 3.75 and 4.5 percent at December 31, 2012 and 2011. Net periodic benefit cost for these benefits is projected to be $13 million in 2013 compared to $12 million in 2012 and $11 million in 2011. The projected cost in 2013 includes $1 million in unrecognized actuarial gains that will be recorded against accumulated other comprehensive income.

Health Care Legislation

The Patient Protection and Affordable Care Act of 2010 (PPACA) includes many provisions impacting health care and health insurance coverage in the U.S. Beginning in 2013, PPACA eliminated the tax deductibility of retiree prescription drug expenses allocable to the Medicare Part D subsidies received by an employer. U. S. Steel recorded a tax charge of $27 million in the first quarter of 2010 to adjust deferred tax assets in order to recognize the estimated future tax effects. The Company believes that its retiree health indemnity plans are exempt from the PPACA’s group market reform requirements, but that the HMO plans in which many retirees participate will be required to implement these new requirements, thereby potentially resulting in higher premiums for these retirees. Based on the guidance that has been issued with respect to the PPACA provision which imposes an excise tax on high-cost employer-sponsored health plan coverage beginning in 2018, the Company believes it has a de minimis exposure for future excise taxes on retiree medical benefits, and no amount has been included for this potential liability in Other Benefits.

Pension Funding

In January 2013, U. S. Steel’s Board of Directors authorized voluntary contributions to U. S. Steel’s trusts for pensions and other benefits of up to $300 million through the end of 2014.

In July 2012, pension stabilization legislation was enacted that includes a revised interest rate formula to be used to measure defined benefit pension obligations for calculating minimum annual contributions. The new interest rate formula results in higher interest rates for minimum funding calculations as compared to prior law over the next few years, which will improve the funded status of our main defined benefit pension plan and reduce minimum required contributions. U. S. Steel made voluntary contributions to our main U.S. defined benefit plan of $140 million in 2012 and 2011. U. S. Steel will likely make voluntary contributions of similar amounts in future periods in order to mitigate potentially larger mandatory contributions in later years. Assuming future asset performance consistent with our expected long-term earnings rate assumption of 7.75%, we anticipate that the pension stabilization legislation interest rate changes will allow us to continue to make voluntary contributions of approximately $140 million per year through 2016 before we could be required to contribute more than that amount should the current low interest rate environment persist.

17.      Asset Retirement Obligations

U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs for the years ended December 31, 2012 and 2011:

	December 31,
(In millions)	2012	2011
Balance at beginning of year	$38	$39
Additional obligations incurred	2	2
Obligations settled (a)	(9)	(5)
Accretion expense	2	2

Balance at end of year	$33	$38
(a)	Includes $2 million as a result of the sale of USSS on January 31, 2012. See Note 4 for additional details.

Certain AROs related to disposal costs of the majority of fixed assets at our integrated steel facilities have not been recorded because they have an indeterminate settlement date. These AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

18.      Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, current accounts and notes receivable, accounts payable, bank checks outstanding, accrued interest, receivables sold to third party conduits and borrowings under the Receivables Purchase Agreement (RPA) included in the Consolidated Balance Sheet approximate fair value. See Note 13 for disclosure of U. S. Steel’s derivative instruments, which are accounted for at fair value on a recurring basis.

The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Investments and long-term receivables (a)	$39	$39	$45	$45
Financial liabilities:
Debt (b)	$4,113	$3,902	$3,874	$3,827
(a)	Excludes equity method investments.
(b)	Excludes borrowings under the RPA and capital lease obligations.

The following methods and assumptions were used to estimate the fair value of financial instruments included in the table above:

Investments and long-term receivables: Fair value is based on level 2 inputs which were discounted cash flows. U. S. Steel is subject to market risk and liquidity risk related to its investments.

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

Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees see Note 22.

19.      Supplemental Cash Flow Information

(In millions)	2012	2011		2010
Net cash used in operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(239)	$(222)		$(195)
Income taxes (paid) refunded	$(71)	$13		$(63)
Noncash investing and financing activities:
Change in accrued capital expenditures	$(52)		(a)	(a)
Assets acquired under capital lease	$35	$-		$-
U. S. Steel common stock issued for employee stock plans	$2	$-		$(2)
(a)	The change in accrued capital expenditures was insignificant for the years ended December 31, 2011 and 2010.

20.      Transactions with Related Parties

Net sales to related parties and receivables from related parties primarily reflect sales of steel products to equity investees. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $1,303 million, $1,258 million and $1,218 million in 2012, 2011 and 2010, respectively.

Purchases from related parties for outside processing services provided by equity investees amounted to $58 million, $54 million and $85 million during 2012, 2011 and 2010, respectively. Purchases of iron ore pellets from related parties amounted to $298 million, $215 million and $151 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $53 million and $84 million at December 31, 2012 and 2011, respectively for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $3 million and $2 million at December 31, 2012 and 2011, respectively.

21.      Leases

Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having initial non-cancelable lease terms in excess of one year are as follows:

(In millions)	Capital Leases	Operating Leases
2013	$6	$55
2014	5	48
2015	5	43
2016	5	38
2017	5	24
Later years	20	7
Sublease rentals	-	-

Total minimum lease payments	46	$215
Less imputed interest costs	18

Present value of net minimum lease payments included in long-term debt (see Note 14)	$28

Operating lease rental expense:

(In millions)	2012	2011	2010
Minimum rentals	$91	$95	$93
Contingent rentals	12	11	10
Sublease rentals	-	-	(5)

Net rental expense	$103	$106	$98

U. S. Steel leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, production equipment and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. See the discussion of residual value guarantees under “other contingencies” in Note 22. Contingent rental payments are determined based on operating lease agreements that include floating rental charges that are directly associated to variable operating components.

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

Asbestos matters – As of December 31, 2012, U. S. Steel was a defendant in approximately 790 active cases involving approximately 3,330 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). About 2,560, or approximately 77 percent, of these claims are currently pending in jurisdictions which permitted filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During 2012, U. S. Steel paid approximately $15 million in settlements. These settlements and other dispositions resolved approximately 190 claims. New case filings in 2012 added approximately 285 claims. At December 31, 2011, U. S. Steel was a defendant in approximately 695 active cases involving approximately 3,235 plaintiffs. During 2011, U. S. Steel paid approximately $8 million in settlements. These settlements and other dispositions resolved approximately 130 claims. New case filings in 2011 added approximately 275 claims. Most claims filed in 2012 and 2011 involved individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.

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

We are unable to estimate the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, management believes that the ultimate resolution of these matters will not have a material adverse effect on U. S. Steel’s financial condition, although the resolution of such matters could significantly impact results of operations for a particular quarter. Among the factors considered in reaching this conclusion are: (1) it has been many years since U. S. Steel employed maritime workers or manufactured or sold asbestos containing products; (2) most asbestos containing material was removed or remediated at U. S. Steel facilities many years ago; and (3) U. S. Steel’s history of trial outcomes, settlements and dismissals.

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

	Twelve Months Ended December 31,
(In millions)	2012	2011
Beginning of period	$206	$198
Accruals for environmental remediation deemed probable and reasonably estimable	13	36
Payments	(16)	(28)

End of period	$203	$206

Accrued liabilities for remediation activities are included in the following balance sheet lines:

(In millions)	December 31, 2012	December 31, 2011
Accounts payable	$21	$20
Deferred credits and other noncurrent liabilities	182	186

Total	$203	$206

Expenses related to remediation are recorded in cost of sales and totaled $13 million, $36 million and $8 million for the years ended December 31, 2012, 2011 and 2010, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 15 to 30 percent.

Remediation Projects

U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

(1)	Projects with Ongoing Study and Scope Development are those projects which are still in the study and development phase. For these projects the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible.

(2)	Significant Projects with Defined Scope are those projects with significant accrued liabilities, a defined scope and little likelihood of significant additional costs.

(3)	Other Projects are those projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel.

Projects with Ongoing Study and Scope Development – There are five environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are four Resource Conservation and Recovery Act (RCRA) programs (at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI) and the Fairless Plant) and a voluntary remediation program at the former steel making plant at Joliet, Illinois. As of December 31, 2012, accrued liabilities for these projects totaled $2 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $25 million to $45 million. Depending on agency negotiations and other factors, the UPI project may become defined in 2013.

Significant Projects with Defined Scope – As of December 31, 2012, a total of $60 million was accrued for projects at or related to Gary Works where the scope of work is defined.

Additional projects with defined scope greater than or equal to $5 million are the St. Louis Estuary and Upland Project in Duluth, Minnesota and a project at U. S. Steel’s former Geneva Works in Geneva, Utah. As of December 31, 2012, accrued liabilities for these two additional projects totaled $87 million. U. S. Steel does not expect material additional costs related to these projects.

Other Projects – There are five other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at December 31, 2012 was $11 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at December 31, 2012 was $8 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $29 million at December 31, 2012 and were based on known scopes of work.

Administrative and Legal Costs – As of December 31, 2012, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 2012 and 2011, such capital expenditures totaled $53 million and $100 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

CO2 Emissions – Current and potential regulation of Greenhouse Gas (GHG) emissions remains a significant issue for the steel industry, particularly for integrated steel producers such as U. S. Steel. The regulation of carbon dioxide (CO2) emissions has either become law or is being considered by legislative bodies of many nations, including countries where we have operating facilities. The European Union (EU) has established GHG regulations based upon national allocations and a cap and trade system. In Canada, both the federal and Ontario governments have issued proposed requirements for GHG emissions. In the United States, the Environmental Protection Agency (EPA) has published rules for regulating GHG emissions for certain facilities and has implemented various reporting requirements as further described below. In 2010, GHG legislation passed in the House of Representatives and was introduced in the Senate. The federal courts are considering several suits that challenge the EPA’s authority to regulate GHG emissions under the Clean Air Act (CAA). We do not know what action, if any, may be taken by the current or future sessions of Congress.

The EU has issued proposed regulations under their cap and trade system for the period 2013-2020 (NAP III) which are expected to be more stringent than the current requirements. USSK expects to be advised of its free allocation before the end of the first quarter of 2013.

On May 13, 2010 the EPA published its final Greenhouse Gas Tailoring Rule establishing a mechanism for regulating GHG emissions from facilities through the CAA’s Prevention of Significant Deterioration (PSD) permitting process. U. S. Steel reported its emissions under these rules in accordance with the regulation and its deadlines. Since 2011, new projects that increase GHG emissions by more than 75,000 tons per year have new PSD requirements based on best available control technology (BACT), but only if the project also significantly increases emissions of at least one non-GHG pollutant. Only existing sources with Title V permits or new sources obtaining Title V permits for non-GHG pollutants are also required to address GHG emissions. As of July 1, 2011, new sources not already subject to Title V requirements that emit over 100,000 tons per year, or modifications to existing permits that increase GHG emissions by more than 75,000 tons per year, are subject to PSD and Title V requirements. On November 17, 2010 the EPA issued its “PSD and Title V Permitting Guidance for Greenhouse Gases” and “Available and Emerging Technologies for Reducing Greenhouse Gas Emissions from the Iron and Steel Industry.” With this guidance, EPA intends to help state and local air permitting authorities identify greenhouse gas reductions under the CAA. Additionally, EPA revised the National Ambient Air Quality Standards (NAAQS) for nitrogen oxide, sulfur dioxide and lead in 2010 and are in the process of revising the NAAQS for 2.5 micron particulate matter, ozone and sulfur dioxides.

It is impossible to estimate the timing or impact of these or other future government action on U. S. Steel, although it could be significant. Such impacts may include substantial capital expenditures, costs for emission allowances, restriction of production, and higher prices for coking coal, natural gas and electricity generated by carbon based systems.

European Union (EU) Environmental Requirements – Slovakia is currently considering a law implementing an EU Waste Framework Directive that would more strictly regulate waste disposal and increase fees for waste disposed of in landfills including privately owned landfills. The intent of the waste directive is to encourage recycling and because Slovakia has not adopted implementing legislation, we cannot estimate the financial impact of this prospective legislation at this time.

The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BATs) to reduce environmental impacts as well as compliance with BAT associated emission levels. It contains operational requirements for air emissions, waste water discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Producers will be required to be in compliance with the iron and steel BAT by March 8, 2016. We are evaluating the costs of complying with BAT, but our most recent broad estimate of likely capital expenditures is approximately $400 million over the 2013 to 2016 period. We are currently investigating the possibility of obtaining EU grants to fund a portion of those capital expenditures. We also believe that there will be increased operating costs, such as increased energy and maintenance costs, but we are currently unable to reliably estimate this amount.

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

Guarantees – The guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $29 million at December 31, 2012. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

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

Randle Reef – The Canadian and Ontario governments have identified for remediation a sediment deposit, commonly referred to as Randle Reef, in Hamilton Harbor near USSC’s Hamilton Works, for which the regulatory agencies estimate expenditures of approximately C$120 million (approximately $121 million). The national and provincial governments have each allocated C$40 million (approximately $40 million) for this project. Local sources, including industry, have also agreed to provide funding of C$40 million (approximately $40 million) for the project. USSC has committed to contribute approximately 11,000 tons of hot rolled steel and to fund C$2 million (approximately $2 million). The steel contribution is expected to be made in 2014. As of December 31, 2012, U. S. Steel has an accrued liability of approximately $10 million reflecting the contribution commitment.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $11 million at December 31, 2012). No liability has been recorded for these guarantees as either management believes that the potential recovery of value from the equipment when sold is greater than the residual value guarantee or the potential loss is not probable.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $185 million as of December 31, 2012, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $181 million at December 31, 2012, of which $5 million was classified as current, and $160 million at December 31, 2011, of which $14 million was classified as current. The increase in restricted cash in 2012 was primarily due to the issuance of the 2042 Environmental Revenue Bonds (see Note 14).

Capital Commitments – At December 31, 2012, U. S. Steel’s commitments to acquire property, plant and equipment totaled $248 million.

Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

2013	2014	2015	2016	2017	Later Years	Total
$982	$724	$356	$346	$335	$1,716	$4,459

The majority of U. S. Steel’s unconditional purchase obligations relate to the supply of industrial gases, certain energy and utility services with terms ranging from two to 16 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply 90 percent to 105 percent of the expected annual capacity of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of December 31, 2012, a maximum default payment of approximately $270 million would apply if U. S. Steel terminates the agreement.

Total payments relating to unconditional purchase obligations were approximately $730 million in 2012, $740 million in 2011 and $710 million in 2010.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	2012				2011
(In millions, except per share data)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Net sales	$4,487	$4,652	$5,017	$5,172	$4,819	$5,081	$5,120	$4,864
Segment (loss) income from operations:
Flat-rolled	11	29	177	183	(72)	203	374	(36)
USSE(a)	7	27	34	(34)	(89)	(50)	(18)	(5)
Tubular	32	102	103	129	119	134	31	32

Total reportable segments	50	158	314	278	(42)	287	387	(9)
Other Businesses	9	13	16	17	16	8	9	13
Items not allocated to segments	(54)	(109)	(77)	(368)	(117)	(96)	(96)	(95)

Total (loss) income from operations	5	62	253	(73)	(143)	199	300	(91)
Net (loss) income	(51)	44	101	(219)	(211)	22	222	(86)
Net (loss) income attributable to United States Steel Corporation	(50)	44	101	(219)	(211)	22	222	(86)
Common stock data
Net (loss) income per share attributable to United States Steel Corporation
- Basic	$(0.35)	$0.30	$0.70	$(1.52)	$(1.46)	$0.15	$1.54	$(0.60)
- Diluted	$(0.35)	$0.28	$0.62	$(1.52)	$(1.46)	$0.15	$1.33	$(0.60)
Dividends paid per share	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05
Price range of common stock
- Low	$18.74	$17.80	$17.67	$24.78	$18.85	$21.73	$40.95	$51.33
- High	$24.78	$23.84	$30.66	$32.52	$29.23	$47.33	$55.75	$64.03
(a)	Includes the results of U. S. Steel Serbia through the disposition date of January 31, 2012. See Note 4 to the Consolidated Financial Statements.

SUPPLEMENTARY INFORMATION ON MINERAL RESERVES OTHER THAN OIL AND GAS

(Unaudited)

Mineral Reserves

U. S. Steel operates two surface iron ore mining complexes in Minnesota consisting of the Minntac Mine and Pellet Plant and the Keetac Mine and Pellet Plant. U. S. Steel owns interests in the iron ore mining assets of Tilden Mining Company, L.C. and Hibbing Taconite Company.

The following table provides a summary of our reserves and minerals production by mining complex:

	Proven and Probable Reserves As of December 31, 2012			Production
(Millions of short tons)	Owned	Leased	Total	2012	2011	2010
Iron ore pellets:
Minntac Mine and Pellet Plant	129	428	557	15.6	15.6	14.6
Keetac Mine and Pellet Plant	8	268	276	5.8	5.5	5.4
Tilden Mining Company, L.C.*	42	-	42	1.5	1.4	1.4
Hibbing Taconite Company*	-	13	13	1.4	1.3	1.0

Total	179	709	888	24.3	23.8	22.4
*	Represents U. S. Steel’s proportionate share of proven and probable reserves and production as these investments are unconsolidated equity affiliates.

Iron Ore Reserves

Reserves are defined by SEC Industry Standard Guide 7 as that part of a mineral deposit that could be economically and legally extracted and produced at the time of the reserve determination. The estimate of proven and probable reserves is of recoverable tons. Recoverable tons mean the tons of product that can be used internally or delivered to a customer after considering mining and beneficiation or preparation losses. Neither inferred reserves nor resources that exist in addition to proven and probable reserves were included in these figures. At December 31, 2012, all 888 million tons of proven and probable reserves are assigned, which means that they have been committed by U. S. Steel to its operating mines and are of blast furnace pellet grade.

U. S. Steel estimates its iron ore reserves using physical inspections, sampling, laboratory testing, 3-D computer models, economic pit analysis and fully-developed pit designs for its operating mines. These estimates are reviewed and reassessed from time to time. The most recent such review for our Keetac operating mine was conducted in 2012 and resulted in an increase in the proven and probable reserves primarily due to additional exploration drilling and development of an economic computerized mine plan. The most recent review for our Minntac operating mine was conducted in 2005 and led U. S. Steel to reduce its determination of proven and probable reserves mainly due to excluding areas where sampling and measurement did not meet its new 600-foot drill spacing standard, based on updated geostatistical studies. Estimates for our share of unconsolidated equity affiliates are based upon information supplied by the joint ventures. The most recent such review for Tilden Mining Company, L.C. was conducted in 2011 and resulted in a de minimis decrease in proven and probable reserves. The most recent review for Hibbing Taconite Company was conducted in 2012 and resulted in a decrease in proven and probable reserves.

FIVE-YEAR OPERATING SUMMARY (Unaudited)

(Thousands of tons, unless otherwise noted)	2012	2011	2010	2009	2008
Raw Steel Production
Gary, IN	6,230	6,312	5,598	5,379	5,917
Great Lakes, MI	2,839	2,841	3,095	473	2,513
Mon Valley, PA	2,835	2,746	2,701	2,460	2,461
Granite City, IL	2,421	2,453	2,539	906	2,294
Fairfield, AL	2,341	1,912	2,095	1,586	2,082
Lake Erie, Ontario, Canada	2,450	2,336	1,052	356	2,325
Hamilton, Ontario, Canada	-	-	1,363	564	1,598

Total Flat-rolled facilities	19,116	18,600	18,443	11,724	19,190
U. S. Steel Košice	4,434	4,201	4,706	3,897	4,562
U. S. Steel Serbia(a)	88	1,439	1,383	1,180	1,848

Total USSE facilities	4,522	5,640	6,089	5,077	6,410
Total	23,638	24,240	24,532	16,801	25,600

Raw Steel Capability
Flat-rolled	24,300	24,300	24,300	24,300	24,300
USSE(b)	5,000	7,400	7,400	7,400	7,400

Total	29,300	31,700	31,700	31,700	31,700

Production as % of total capability:
Flat-rolled	78	77	76	48	79
USSE	87	76	82	69	87
Coke Production
Flat-rolled	6,156	6,144	5,792	3,969	6,562
USSE	1,537	1,486	1,506	1,446	1,589

Total	7,693	7,630	7,298	5,415	8,151

Iron Ore Pellet Production(c)
Total	24,271	23,779	22,441	9,293	25,783

Steel Shipments by Segment(d)
Flat-rolled	15,974	15,509	15,301	9,861	16,845
USSE	3,816	4,932	5,464	4,463	5,651
Tubular	1,886	1,812	1,551	657	1,952

Total steel shipments	21,676	22,253	22,316	14,981	24,448

Average Steel Price Per Ton
Flat-rolled	$750	$759	$675	$651	$780
USSE	742	845	705	637	932
Tubular	1,687	1,612	1,494	1,755	2,041
(a)	On January 31, 2012, U. S. Steel sold U. S. Steel Serbia.
(b)	Subsequent to the sale of USSS on January 31, 2012, annual raw steel capability for USSE is 5.0 million tons.
(c)	Includes our share of production from Hibbing, Tilden and Wabush. On February 1, 2010, U. S. Steel sold its interest in Wabush.
(d)	Does not include shipments by joint ventures and other equity investees of U. S. Steel, but instead reflects the shipments of substrate materials, primarily hot-rolled and cold-rolled sheets, to those entities.

FIVE-YEAR OPERATING SUMMARY (Unaudited) (Continued)

(Thousands of net tons, unless otherwise noted)	2012	2011	2010	2009	2008
Steel Shipments by Market - North American Facilities(a)
Steel service centers	2,882	2,987	3,214	1,999	3,887
Further conversion:
Trade customers	5,119	4,799	4,256	2,214	3,402
Joint ventures	1,823	1,803	1,835	1,283	1,770
Transportation (including automotive)	2,511	2,268	2,139	1,262	2,558
Construction and construction products	1,013	998	859	675	1,333
Containers	1,290	1,221	1,398	1,296	1,421
Appliances & electrical equipment	727	651	703	755	1,115
Oil, gas and petrochemicals	1,601	1,526	1,438	619	1,737
Export from the United States	550	736	746	322	926
All other	344	332	264	93	648

Total	17,860	17,321	16,852	10,518	18,797

Steel Shipments by Market - USSE
Steel service centers	567	943	1,106	882	1,239
Further conversion:
Trade customers	310	539	676	461	546
Transportation (including automotive)	650	707	629	387	590
Construction and construction products	1,350	1,622	1,764	1,615	1,745
Containers	387	525	586	517	615
Appliances & electrical equipment	272	328	319	248	503
Oil, gas and petrochemicals	20	14	11	17	9
All other	260	254	373	336	404

Total	3,816	4,932	5,464	4,463	5,651
(a)	Does not include shipments by joint ventures and other equity investees of U. S. Steel, but instead reflects the shipments of substrate materials, primarily hot-rolled and cold-rolled sheets, to those entities.

FIVE-YEAR FINANCIAL SUMMARY (Unaudited)

(Dollars in millions, except per share amounts)	2012	2011	2010	2009	2008
Net sales by segment:
Flat-rolled	$14,555	$13,727	$11,860	$7,145	$15,288
USSE(a)	3,094	4,375	4,037	2,947	5,517
Tubular	3,291	3,041	2,408	1,221	4,253

Total reportable segments	20,940	21,143	18,305	11,313	25,058
Other Businesses	327	522	432	292	917
Intersegment sales	(1,939)	(1,781)	(1,363)	(557)	(2,221)

Total	$19,328	$19,884	$17,374	$11,048	$23,754

Segment income (loss):
Flat-rolled(b)	$400	$469	$(261)	$(1,399)	$1,403
USSE(a)	34	(162)	(33)	(208)	491
Tubular(b)	366	316	353	60	1,206

Total reportable segments(b)	800	623	59	(1,547)	3,100
Other Businesses(b)	55	46	55	-	77
Items not allocated to segments(b)	(608)	(404)	(225)	(137)	(108)

Total income (loss) from operations	247	265	(111)	(1,684)	3,069
Net interest and other financial costs	241	238	274	161	62
Income tax provision (benefit)	131	80	97	(439)	853
Net (loss) income attributable to United States Steel Corporation	$(124)	$(53)	$(482)	$(1,401)	$2,112
Per common share:
- Basic	(0.86)	(0.37)	(3.36)	(10.42)	18.04
- Diluted	(0.86)	(0.37)	(3.36)	(10.42)	17.96
(a)	Includes the results of USSS through the disposition date of January 31, 2012. See Note 4 to the Consolidated Financial Statements.
(b)	Amounts prior to 2011 have been restated to reflect a change in our segment allocation methodology for postretirement benefit expenses as disclosed in Note 3 to the Consolidated Financial Statements.

FIVE-YEAR FINANCIAL SUMMARY (Unaudited) (Continued)

(Dollars in millions, unless otherwise noted)	2012		2011	2010	2009		2008
Balance Sheet Position at Year-End
Current assets	$5,374		$5,774	$5,304	$5,015		$5,732
Net property, plant & equipment	6,408		6,579	6,486	6,820		6,676
Total assets	15,217		16,073	15,350	15,422		16,087
Short-term debt and current maturities of long-term debt	2		400	216	19		81
Other current liabilities	2,988		3,249	2,931	2,455		2,697
Long-term debt	3,936		3,828	3,517	3,345		3,064
Employee benefits	4,416		4,600	4,365	4,143		4,767
Total United States Steel Corporation stockholders’ equity	3,477		3,500	3,851	4,676		4,895
Cash Flow Data
Net cash provided by (used in) operating activities	$1,135		$168	$(379)	$(61)		$1,658
Capital expenditures	723		848	676	472		735
Dividends paid	29		29	29	56		129
Employee Data
Total employment costs	$3,710	(a)	$3,656	$3,144	$2,814	(b)	$3,641
Average North America employment costs (dollars per hour)	$56.47		$57.06	$51.47	$56.24	(b)	$49.32
Average number of North America employees	25,925		24,207	23,197	20,635		28,680
Average number of USSE employees	12,858	(a)	18,531	18,623	19,281		20,371
Number of pensioners at year-end	70,822		74,270	77,203	78,948		80,767
Stockholder Data at Year-End
Common shares outstanding, net of treasury shares (millions)	144.3		144.0	143.7	143.4		116.2
Registered shareholders (thousands)	17.8		18.5	19.3	20.3		21.6
Market price of common stock	$23.85		$26.46	$58.42	$55.12		$37.20
(a)	The 2012 average is reflective of the average number of employees at USSK only. USSS employed 5,350 individuals for the month of January 2012 at a total cost of approximately $1 million, which is not reflected in this amount. USSS was sold on January 31, 2012.
(b)	Includes charges of $93 million for defined benefit pension and other benefit charges related to voluntary early retirement programs and $87 million associated with benefit costs related to the temporary idling of certain facilities and reduced production at others.

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

See “Item 8. Financial Statements and Supplementary Data – Management’s Reports to Stockholders – Internal Control Over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm

See “Item 8. Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fourth quarter of 2012 which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the directors of U. S. Steel required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Election of Directors” in U. S. Steel’s Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than 120 days after the end of the fiscal year. Information concerning the Audit Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “The Board of Directors and its Committees – Audit Committee” in U. S. Steel’s Proxy Statement for the 2013 Annual Meeting of Stockholders. Information regarding the Nominating Committee required by this item is incorporated and made part hereof by reference to the material appearing under the heading “The Board of Directors and its Committees – Corporate Governance & Public Policy Committee” in U. S. Steel’s Proxy Statement for the 2013 Annual Meeting of Stockholders. Information regarding the ability of stockholders to communicate with the Board of Directors is incorporated and made part hereof by reference to the material appearing under the heading “Communications from Security Holders and Interested Parties” in U. S. Steel’s Proxy Statement for the 2013 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in U. S. Steel’s Proxy Statement for the 2013 Annual Meeting of Stockholders. Information concerning the executive officers of U. S. Steel is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

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

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Executive Compensation” and “Compensation & Organization Committee Report” in U. S. Steel’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (1))
Equity compensation plans approved by security holders(a)	6,710,511	$43.86	5,109,342(b)
Equity compensation plans not approved by security holders(c)	31,624	(one for one)	0
Total	6,742,135	–	5,109,342
(a)	The numbers in columns (1) and (2) of this row contemplate all shares that could potentially be issued as a result of outstanding grants under the U. S. Steel 2002 Stock Plan and the 2005 Stock Incentive Plan as of December 31, 2012. Because outstanding options under the USX 1990 Stock Plan were converted to options under the U. S. Steel 2002 Stock Plan at the time of separation from Marathon Oil Corporation (formerly USX Corporation), these numbers include shares that may be issued as a result of grants originally made under the USX 1990 Stock Plan. (For more information, see Note 12 to the Consolidated Financial Statements.) Column (1) includes (i) 123,119 shares of common stock that could be issued for the Common Stock Units outstanding under the Deferred Compensation Program for Non-Employee Directors and (ii) 1,006,228 shares that could be issued for the 503,114 performance awards outstanding under the Long-Term Incentive Compensation Program (a program under the 2005 Stock Incentive Plan). The calculation in column (2) does not include the Common Stock Units since the weighted average exercise price for Common Stock Units is one for one; that is, one share of common stock will be given in exchange for each unit of such phantom stock accumulated through the date of the director’s retirement. Also, the calculation in column (2) does not include the performance awards since the weighted average exercise price for performance awards can range from zero for one to two for one; that is, performance awards may result in up to 1,006,228 shares of common stock being issued (two for one), or some lesser number of shares (including zero shares of common stock issued), depending upon the Corporation’s common stock performance versus that of a peer group of companies.
(b)	Represents shares available under the 2005 Stock Incentive Plan.
(c)	At December 31, 2012, U. S. Steel had no securities remaining for future issuance under equity compensation plans that had not been approved by security holders. Column (1) represents Common Stock Units that were issued pursuant to the Deferred Compensation Plan for Non-Employee Directors prior to its being amended to make it a program under the 2005 Stock Incentive Plan. The weighted average exercise price for Common Stock Units in column (2) is one for one; that is, one share of common stock will be given in exchange for each unit of phantom stock upon the director’s retirement from the Board of Directors. All future grants under this amended plan/program will count as shares issued pursuant to the 2005 Stock Incentive Plan, a shareholder approved plan.

Other information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in U. S. Steel’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Policy with Respect to Related Person Transactions” and “The Board of Directors and its Committees – Independence” in U. S. Steel’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Information Regarding the Independence of the Independent Registered Public Accounting Firm” in U. S. Steel’s Proxy Statement for the 2013 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

A. Documents Filed as Part of the Report

1.    Financial Statements

Financial Statements filed as part of this report are included in “Item 8 – Financial Statements and Supplementary Data” beginning on page F-1.

2.    Financial Statement Schedules and Supplementary Data

“Schedule II – Valuation and Qualifying Accounts and Reserves” is included on page 98. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

“Supplementary Data – Disclosures About Forward-Looking Statements” is provided beginning on page 102.

B. Exhibits

Exhibits 10(a) through 10(i) and Exhibits 10(t) through 10(mm) are management contracts or compensatory plans or arrangements.

Exhibit No.

2.    Plan of acquisition, reorganization, arrangement, liquidation or succession

(a) Master Share Purchase Agreement by and between U. S. Steel Serbia B.V. and U. S. Steel Košice s.r.o., wholly owned subsidiaries of U. S. Steel, and the Republic of Serbia	Incorporated by reference to Exhibit 2.1 to United States Steel Corporation’s Form 8-K filed on February 6, 2012, Commission File Number 1-16811.

3.    Articles of Incorporation and By-Laws

(a) United States Steel Corporation Restated Certificate of Incorporation dated September 30, 2003	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2003, Commission File Number 1-16811.

(b) Amended and Restated By-Laws of United States Steel Corporation dated as of February 28, 2012	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation’s Form 8-K filed on March 1, 2012, Commission File Number 1-16811.

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

Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on March 23, 2010, Commission File Number 1-16811.

(g)   Fifth Supplemental Indenture dated as of March 15, 2012 between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, regarding 7.50% Senior Notes due March 15, 2022

Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on March 16, 2012, Commission File Number 1-16811.

(h) United States Steel Corporation Certificate of Elimination filed with the Secretary of State of the State of Delaware on December 5, 2007	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation Form 8-K filed on December 6, 2007, Commission File Number 1-16811.

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

10.    Material Contracts

(a) United States Steel Corporation 2002 Stock Plan, as amended April 26, 2005	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2005, Commission File Number 1-16811.

(b) United States Steel Corporation Executive Management Supplemental Pension Program	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2011, Commission File Number 1-16811.

(c) United States Steel Corporation Supplemental Thrift Program	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2011, Commission File Number 1-16811.

(d) United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, a program under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10(d) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2011, Commission File Number 1-16811.

(e) Form of Severance Agreements between the Corporation and its Officers	Incorporated by reference to Exhibit 10(e) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2007, Commission File Number 1-16811.

(f) Amendment and Restated Agreement between United States Steel Corporation and John P. Surma	Incorporated by reference to Exhibit 10(f) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2008, Commission File Number 1-16811.

(g) Form of Offer Letter to Mario Longhi	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on July 2, 2012, Commission File Number 1-16811.

(h) Exhibit A to Offer Letter to Mario Longhi – Supplemental Account	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on July 2, 2012, Commission File Number 1-16811.

(i) Form of Non-Compete Agreement attached to Offer Letter to Mario Longhi	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 8-K filed on July 2, 2012, Commission File Number 1-16811.

(j) Tax Sharing Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation	Incorporated by reference to Exhibit 99.3 to United States Steel Corporation’s Form 8-K filed on January 3, 2002, Commission File Number 1-16811.

(k) Financial Matters Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation	Incorporated by reference to Exhibit 99.5 to United States Steel Corporation’s Form 8-K filed on January 3, 2002, Commission File Number 1-16811.

(l)     Second Amended and Restated Receivables Purchase Agreement, dated as of September 27, 2006 among U. S. Steel Receivables, as Seller; United States Steel Corporation, as initial Servicer; the persons party thereto as CP Conduit Purchasers, Committed Purchasers, LC Banks and Funding Agents; and The Bank of Nova Scotia, as Collateral Agent

Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on September 28, 2006, Commission File Number 1-16811.

(m)  First Amendment to Second Amended and Restated Receivables Purchase Agreement, dated as of June 12, 2009 among U. S. Steel Receivables, as Seller; United States Steel Corporation, as initial Servicer; the persons party thereto as CP Conduit Purchasers, Committed Purchasers, LC Banks and Funding Agents; and The Bank of Nova Scotia, as Collateral Agent

Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on June 16, 2009, Commission File Number 1-16811.

(n)   Second Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated as of July 21, 2010 by and among U. S. Steel Receivables LLC, as Seller; United States Steel Corporation, as initial Servicer; the persons party thereto as CP Conduit Purchasers, Committed Purchasers, LC Banks and Funding Agents; and The Bank of Nova Scotia, as Collateral Agent

Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on July 22, 2010, Commission File Number 1-16811.

(o)   Third Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated as of July 18, 2011 by and among U. S. Steel Receivables LLC, as Seller; United States Steel Corporation, as initial Servicer; the persons party thereto as Funding Agents, CP Conduit Purchasers, Committed Purchasers and LC Banks; and The Bank of Nova Scotia, as Collateral Agent.

Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on July 21, 2011, Commission File Number 1-16811.

(p)   Fourth Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated as of February 15, 2012 by and among U. S. Steel Receivables LLC, as Seller; United States Steel Corporation, as initial Servicer; the persons party thereto as Funding Agents, CP Conduit Purchasers, Committed Purchasers and LC Banks; and The Bank of Nova Scotia, as Collateral Agent.

Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2012, Commission File Number 1-16811.

(q) Purchase and Sale Agreement dated November 28, 2001 among United States Steel LLC, as initial Servicer and as Originator; and U. S. Steel Receivables LLC as purchaser and contributee	Incorporated by reference to Exhibit 10(o) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(r) First Amendment to the Purchase and Sale Agreement dated as of September 27, 2006 among United States Steel Corporation and U. S. Steel Receivables LLC.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on September 28, 2006, Commission File Number 1-16811.

(s) Second Amendment to the Purchase and Sale Agreement dated as of June 12, 2009 among United States Steel Corporation and U. S. Steel Receivables LLC.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on June 16, 2009, Commission File Number 1-16811.

(t) Form of Stock Option Grant to Officer-Directors under the United States Steel Corporation 2002 Stock Plan	Incorporated by reference to Exhibit 10(t) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2004, Commission File Number 1-16811.

(u) Form of Stock Option Grant to Executive Management Committee Members under the United States Steel Corporation 2002 Stock Plan	Incorporated by reference to Exhibit 10(u) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2004, Commission File Number 1-16811.

(v) Base Salaries of Named Executive Officers.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2012, Commission File Number 1-16811.

(w) Summary of non-employee director fee arrangements	Incorporated by reference to Exhibit 10.7 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2011, Commission File Number 1-16811.

(x) United States Steel Corporation Non Tax-Qualified Pension Plan	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2011, Commission File Number 1-16811.

(y) United States Steel Corporation Non Tax-Qualified Retirement Account Program	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 8-K filed on July 2, 2012, Commission File Number 1-16811.

(z) United States Steel Corporation 2005 Stock Incentive Plan, As Amended and Restated	Incorporated by reference to Appendix A to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 12, 2010, Commission File Number 1-16811.

(aa) Administrative Regulations for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan, as Amended and Restated	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2011, Commission File Number 1-16811.

(bb) Non-Employee Director Stock Program, a program under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on May 31, 2005, Commission File Number 1-16811.

(cc) Form of stock option grant under the Long-Term Incentive Compensation Program, a program under the 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10(x) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2006, Commission File Number 1-16811.

(dd) Form of Performance Award Grant Agreement under the 2005 Stock Incentive Plan, as Amended and Restated	Incorporated by Reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2011, Commission File Number 1-16811.

(ee) Form of Stock Option Grant Agreement under the 2005 Stock Incentive Plan, as Amended and Restated	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2011, Commission File Number 1-16811.

(ff) Form of Restricted Stock Unit Retention Grant Agreement under the 2005 Stock Incentive Plan, as Amended and Restated	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2011, Commission File Number 1-16811.

(gg) Form of Restricted Stock Unit Annual Grant Agreement under the 2005 Stock Incentive Plan, as Amended and Restated	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2011, Commission File Number 1-16811.

(hh) Form of Retention Performance Award Grant Agreement	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 8-K filed on July 2, 2012, Commission File Number 1-16811.

(ii) Administrative Regulations for the United States Steel Corporation 2002 Stock Plan	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q for the quarter ended June 30, 2009, Commission File Number 1-16811.

(jj) Corporate Governance Principles Recoupment Policy (incorporated into various compensation plans and programs)	Incorporated by reference to Exhibit 10(jj) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2009, Commission File Number 1-16811.

(kk) United States Steel Corporation 2010 Annual Incentive Compensation Plan	Incorporated by reference to Appendix B to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 12, 2010, Commission File Number 1-16811.

(ll) Administrative Regulations for the 2010 Annual Incentive Compensation Plan	Incorporated by reference to Exhibit 10(ee) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2011, Commission File Number 1-16811.

(mm)Form of Severance Agreement between United States Steel Corporation and John Surma	Incorporated by reference to Exhibit 10(ff) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2011, Commission File Number 1-16811.

12.1.	Computation of Ratio of Earnings to Fixed Charges

21.	List of Subsidiaries

23.	Consent of PricewaterhouseCoopers LLP

24.	Powers of Attorney

31.1.	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2.	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1.	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2.	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety Disclosure required under Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act

101.	INS XBRL Instance Document

101.	SCH XBRL Taxonomy Extension Schema Document

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB XBRL Taxonomy Extension Label Linkbase Document

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Millions of Dollars)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Period
Year ended December 31, 2012:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$64	$-	$-	$1	$8		$55
Investments and long-term receivables reserve	3	-	-	-	-		3
Deferred tax valuation allowance:
State	-	-	-	-	-		-
Foreign	1,018	47	169	-	135	(a)	1,099

Year ended December 31, 2011:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$48	$3	$13	$-	$-		$64
Investments and long-term receivables reserve	22	-	-	-	19		3
Deferred tax valuation allowance:
State	5	-	-	-	5		-
Foreign	870	48	119	-	19		1,018

Year ended December 31, 2010:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$39	$15	$-	$-	$6		$48
Investments and long-term receivables reserve	22	-	-	-	-		22
Deferred tax valuation allowance:
State	-	-	5	-	-		5
Foreign	575	-	296	1	-		870
(a)	The deferred tax asset valuation allowance for U. S. Steel Serbia was removed as a result of the sale of U. S. Steel Serbia on January 31, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on February 15, 2013.

UNITED STATES STEEL CORPORATION

By:	/s/ Gregory A. Zovko
Gregory A. Zovko Vice President & Controller

Signature	Title

/s/ John P. Surma John P. Surma	Chairman of the Board of Directors and Chief Executive Officer and Director

/s/ Gretchen R. Haggerty Gretchen R. Haggerty	Executive Vice President & Chief Financial Officer

/s/ Gregory A. Zovko Gregory A. Zovko	Vice President & Controller

* Dan O. Dinges	Director

* John G. Drosdick	Director

* John J. Engel	Director

* Richard A. Gephardt	Director

* Murry S. Gerber	Director

* Charles R. Lee	Director

* Frank J. Lucchino	Director

* Glenda G. McNeal	Director

* Seth E. Schofield	Director

* David S. Sutherland	Director

* Patricia A. Tracey	Director

*	BY:	/s/ Gretchen R. Haggerty
Gretchen R. Haggerty, Attorney-in-Fact

GLOSSARY OF CERTAIN DEFINED TERMS

The following definitions apply to terms used in this document:

2012 Labor Agreements	Collective bargaining agreements with the USW entered into effective September 1, 2012
Acero Prime	Acero Prime, S.R.L. de CV
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
Apolo	Apolo Tubulars S.A.
BACT	Best Achievable Control Technology
BAT	Best Available Technique
Baycoat	Baycoat Limited Partnership, a U. S. Steel and ArcelorMittal Dofasco, Inc. joint venture
CAA	Clean Air Act
CDC	Chrome Deposit Corporation
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CMS	Corrective Measure Study
CWA	Clean Water Act
DESCO	Double Eagle Steel Coating Company
DOC	U.S. Department of Commerce
DOJ	U.S. Department of Justice
Double G	Double G Coatings Company LLC
EAF	Electric Arc Furnace
EC	European Commission
EPA	U.S. Environmental Protection Agency
ERB	Environmental Revenue Bond
ERP	Enterprise resource planning
ERW	electric resistance welded
ETS	Emissions Trading System
EU	European Union
Eurofer	European Confederation of Iron and Steel Industries
Flat-Rolled	Flat-Rolled Products segment
FPC	Feralloy Processing Company
Gateway	Gateway Energy & Coke Company, LLC, a subsidiary of SunCoke Energy
Hibbing	Hibbing Taconite Company
ITC	U.S. International Trade Commission
Keetac	U. S. Steel’s iron ore operations at Keewatin, Minnesota
LAER	Lowest Achievable Emission Rate
Lone Star	Lone Star Technologies, Inc.
MACT	Maximum Achievable Control Technology
Minntac	U. S. Steel’s iron ore operations at Mt. Iron, Minnesota
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
OCTG	oil country tubular goods
O. D.	outer diameter
PPACA	Patient Protection and Affordable Care Act of 2010
PRO-TEC	PRO-TEC Coating Company, U. S. Steel and Kobe Steel Ltd. joint venture
PRP	potentially responsible party
RCRA	Resource Conservation and Recovery Act
REACH	Registration, Evaluation, Authorization and Restriction of Chemicals, Regulation 1907/2006
RFI	RCRA Facility Investigation
RPA	Receivables Purchase Agreement
SEC	Securities and Exchange Commission
SIPs	state implementation plans
Stelco	Stelco Inc.
Tilden	Tilden Mining Company
tons	net tons
Tubular	Tubular Products segment
USSC	U. S. Steel Canada Inc.
USSE	U. S. Steel Europe segment
USSK	U. S. Steel Košice
USS-POSCO	USS-POSCO Industries, U. S. Steel and POSCO joint venture
USSR	U. S. Steel Receivables LLC
USSS	U. S. Steel Serbia
USW	United Steelworkers
VERP	Voluntary early retirement program
Wabush	Wabush Mines
Worthington	Worthington Specialty Processing, U. S. Steel and Worthington Industries, Inc. joint venture
Z-Line	Z-Line Company

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

Liquidity Factors

U. S. Steel’s ability to finance our future business requirements through internally generated funds (including asset sales), proceeds from the sale of stock, borrowings and other external financing sources is affected by our performance (as measured by various factors, including cash provided from operating activities), levels of inventories and accounts receivable, the state of worldwide credit, debt and equity markets, investor perceptions and expectations of past and future performance and actions, the overall North American and international financial climate, and, in particular, with respect to borrowings, by the level of U. S. Steel’s outstanding debt, our ability to comply with debt covenants and our credit ratings by rating agencies. To the extent that U. S. Steel management’s assumptions concerning these factors prove to be inaccurate, U. S. Steel may have difficulty obtaining the funds necessary to maintain or expand our operations.

Our major cash requirements in 2013 are expected to be for capital expenditures, employee benefits and operating costs, including purchases of raw materials. We finished 2012 with $570 million of available cash.

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

Most hourly employees of U. S. Steel’s flat-rolled, tubular, cokemaking and iron ore pellet facilities in the United States are covered by collective bargaining agreements with the United Steel Workers (USW) entered into effective September 1, 2012 (the 2012 Labor Agreements) that expire on September 1, 2015. At U. S. Steel Canada the collective bargaining agreement with the USW covering employees at Lake Erie Works expires in April 2013. The collective bargaining agreement with the USW covering employees at Hamilton Works expires in October 2014.

In Europe, most represented employees at USSK are represented by the OZ Metalurg union and are covered by an agreement that expires at the end of December 2014.

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

At December 31, 2012, on an accounting basis, U. S. Steel’s retiree medical and life insurance were underfunded by $2.2 billion and our pension plans were underfunded by $2.7 billion. The level of cash funding in future years depends upon various factors such as any voluntary contributions we may make, future asset performance, the level of interest rates used to measure ERISA and similar Canadian minimum funding levels, the impacts of business acquisitions or divestitures, union negotiated changes and future government regulation. Any such funding requirements will have an unfavorable impact on U. S. Steel’s cash flows and could negatively affect our ability to comply with our debt covenants and borrowing arrangements. Additionally, funding requirements could divert committed capital and delay or cancel projects that we believe would increase our ability to meet our customers’ needs as well as our profitability.

Carbon Strategy

Our carbon strategy in North America is to achieve the lowest cost fuel rate to produce hot metal in our blast furnaces. We have made investments in new facilities at Clairton and Gary to become self-sufficient in coke and to eliminate the need to purchase merchant market coke. We have aggressively worked to adjust our coal blends that feed our coke batteries in order to use lower cost coals. We also have increased the natural gas injection capabilities on our blast furnaces to utilize the abundant supply of competitively priced natural gas. This strategy has improved our flexibility to use the lowest cost combination of coke, injection coal, and natural gas in our blast furnaces to achieve the lowest cost fuel rate in a dynamic pricing environment. Whether these savings will be obtained in the future is subject to many factors including those discussed above.

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