Form 10-Q
period 2013-03-31
UNITED STATES STEEL CORP
filed 2013-04-30
CIK 1163302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Yes     No Ö

Common stock outstanding at April 25, 2013 – 144,284,576 shares

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2013	2012
Net sales:
Net sales	$4,317	$4,833
Net sales to related parties (Note 19)	278	339

Total	4,595	5,172

Operating expenses (income):
Cost of sales (excludes items shown below)	4,242	4,626
Selling, general and administrative expenses	145	173
Depreciation, depletion and amortization	171	163
Income from investees	(8)	(24)
Net loss on disposal of assets (Note 4)	1	309
Other expense (income), net	6	(2)

Total	4,557	5,245

Income (loss) from operations	38	(73)
Interest expense	85	49
Interest income	(1)	(4)
Other financial costs	20	5

Net interest and other financial costs (Note 7)	104	50
Loss before income taxes	(66)	(123)
Income tax provision (Note 8)	7	96

Net loss	(73)	(219)
Less: Net income attributable to noncontrolling interests	-	-

Net loss attributable to United States Steel Corporation	$(73)	$(219)

Loss per common share (Note 10):
Net loss per share attributable to United States Steel Corporation shareholders:
- Basic	$(0.51)	$(1.52)
- Diluted	$(0.51)	$(1.52)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended, March 31,
(Dollars in millions)	2013	2012
Net loss	$(73)	$(219)
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	(37)	107
Changes in pension and other employee benefit accounts	69	70

Total other comprehensive income, net of tax	32	177

Comprehensive loss including noncontrolling interest	(41)	(42)
Comprehensive loss attributable to noncontrolling interest	-	-

Comprehensive loss attributable to United States Steel Corporation	$(41)	$(42)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$733	$570
Receivables, less allowance of $54 and $55	2,119	1,872
Receivables from related parties (Note 19)	155	218
Inventories (Note 11)	2,316	2,503
Deferred income tax benefits (Note 8)	169	171
Other current assets	62	40

Total current assets	5,554	5,374
Property, plant and equipment	16,845	16,906
Less accumulated depreciation and depletion	10,599	10,498

Total property, plant and equipment, net	6,246	6,408
Investments and long-term receivables, less allowance of $3 in both periods	624	609
Intangibles – net (Note 5)	249	253
Goodwill (Note 5)	1,808	1,822
Deferred income tax benefits (Note 8)	366	424
Other noncurrent assets	304	327

Total assets	$15,151	$15,217
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$1,788	$1,722
Accounts payable to related parties (Note 19)	91	78
Bank checks outstanding	48	15
Payroll and benefits payable	947	977
Accrued taxes	147	146
Accrued interest	64	50
Short-term debt and current maturities of long-term debt (Note 13)	2	2

Total current liabilities	3,087	2,990
Long-term debt, less unamortized discount (Note 13)	3,932	3,936
Employee benefits	4,263	4,416
Deferred credits and other noncurrent liabilities	398	397

Total liabilities	11,680	11,739

Contingencies and commitments (Note 20)
Stockholders’ Equity (Note 17):
Common stock (150,925,911 shares issued) (Note 10)	151	151
Treasury stock, at cost (6,641,532 and 6,643,553 shares)	(520)	(521)
Additional paid-in capital	3,693	3,652
Retained earnings	3,382	3,463
Accumulated other comprehensive loss (Note 18)	(3,236)	(3,268)

Total United States Steel Corporation stockholders’ equity	3,470	3,477

Noncontrolling interests	1	1

Total liabilities and stockholders’ equity	$15,151	$15,217

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Increase (decrease) in cash and cash equivalents
Operating activities:
Net loss	$(73)	$(219)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	171	163
Provision for doubtful accounts	(1)	(3)
Pensions and other postretirement benefits	(11)	(131)
Deferred income taxes	4	44
Net loss on disposal of assets (Note 4)	1	309
Currency remeasurement loss (gain)	19	(13)
Distributions received, net of equity investees income	(5)	7
Changes in:
Current receivables	(203)	(175)
Inventories	166	264
Current accounts payable and accrued expenses	135	87
Income taxes receivable/payable	(16)	54
Bank checks outstanding	33	33
All other, net	13	6

Net cash provided by operating activities	233	426

Investing activities:
Capital expenditures	(116)	(189)
Disposal of assets	-	131
Change in restricted cash, net	27	4
Investments, net	(3)	(2)

Net cash used in investing activities	(92)	(56)

Financing activities:
Revolving credit facilities – borrowings	-	522
– repayments	-	(652)
Receivables Purchase Agreement payments	-	(380)
Issuance of long-term debt, net of financing costs	578	392
Repayment of long-term debt	(542)	(4)
Dividends paid	(7)	(7)

Net cash provided by (used in) financing activities	29	(129)

Effect of exchange rate changes on cash	(7)	3

Net increase in cash and cash equivalents	163	244
Cash and cash equivalents at beginning of year	570	408

Cash and cash equivalents at end of period	$733	$652

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

United States Steel Corporation (U. S. Steel) produces and sells steel mill products, including flat-rolled and tubular products, in North America and Central Europe. Operations in North America also include transportation services (railroad and barge operations) and real estate operations.

The year-end consolidated balance sheet data was derived from audited statements but does not include all disclosures required for complete financial statements by accounting principles generally accepted in the United States of America (U.S. GAAP). The other information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the year ended December 31, 2012 which should be read in conjunction with these financial statements.

Reclassifications

Certain reclassifications of prior years’ data have been made to conform to the current year presentation.

2.	New Accounting Standards

On February 5, 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires companies to present information about reclassification adjustments from accumulated other comprehensive income, including the amount of the reclassification and the income statement line items affected by the reclassification. The information must be presented in the financial statements in a single note or on the face of the financial statements. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012. U. S. Steel adopted ASU 2013-02 effective January 1, 2013 and has provided the required disclosures in Note 18.

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

The results of segment operations for the three months ended March 31, 2013 and 2012 are:

(In millions) First Quarter 2013	Customer Sales	Intersegment Sales	Net Sales	Income (loss) from investees	Income (loss) from operations
Flat-rolled	$3,103	$335	$3,438	$10	$(13)
USSE	783	1	784	-	38
Tubular	686	1	687	(1)	64

Total reportable segments	4,572	337	4,909	9	89
Other Businesses	23	34	57	(1)	5
Reconciling Items and Eliminations	-	(371)	(371)	-	(56)
Total	$4,595	$-	$4,595	$8	$38
First Quarter 2012
Flat-rolled	$3,300	$463	$3,763	$28	$183
USSE	815	49	864	-	(34)
Tubular	946	1	947	(3)	129

Total reportable segments	5,061	513	5,574	25	278
Other Businesses	111	56	167	(1)	17
Reconciling Items and Eliminations	-	(569)	(569)	-	(368)
Total	$5,172	$-	$5,172	$24	$(73)

The following is a schedule of reconciling items to income (loss) from operations:

	Three Months Ended March 31,
(In millions)	2013	2012
Items not allocated to segments:
Postretirement benefit expense (a)	$(56)	$(77)
Other items not allocated to segments:
Net loss on the sale of assets (Note 4)	$-	$(310)
Property tax settlements	-	19

Total other items not allocated to segments	-	(291)

Total reconciling items	$(56)	$(368)

(a)

Consists of the net periodic benefit cost elements, other than service cost and amortization of prior service cost for active employees, associated with our pension, retiree health care and life insurance benefit plans.

4.	Dispositions

The net loss on disposal of assets for the first three months of 2012 primarily relates to the following dispositions:

U. S. Steel Serbia

On January 31, 2012, U. S. Steel sold USSS to the Republic of Serbia for a purchase price of one dollar. In addition, USSK received a $40 million payment for certain intercompany balances owed by USSS for raw materials and support services. As a result of this transaction, U. S. Steel recorded a total non-cash pretax charge of $399 million.

Birmingham Southern Railroad Company

On February 1, 2012, U. S. Steel completed the sale of the majority of the operating assets of Birmingham Southern Railroad Company and the Port Birmingham Terminal. As a result of the transaction, U. S. Steel recorded a pretax gain of $89 million.

5.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2013 are as follows:

	Flat-rolled Segment	USSE Segment	Tubular Segment	Total
Balance at December 31, 2012	$984	$4	$834	$1,822
Currency translation	(14)	-	-	(14)

Balance at March 31, 2013	$970	$4	$834	$1,808

Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired. We have two reporting units that include nearly all of our goodwill: our Flat-rolled reporting unit and our Texas Operations reporting unit, which is part of our Tubular operating segment.

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

Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of March 31, 2013			As of December 31, 2012
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$219	$56	$163	$221	$54	$167
Other	2-20 Years	23	12	11	22	11	11

Total amortizable intangible assets		$242	$68	$174	$243	$65	$178

The carrying amount of acquired water rights with indefinite lives as of March 31, 2013 and December 31, 2012 totaled $75 million. The water rights are tested for impairment annually in the third quarter. U. S. Steel completed its annual evaluation during the third quarter of 2012 by performing a qualitative assessment which indicated that the water rights were not impaired. Prior year impairment tests also indicated that the water rights were not impaired.

Amortization expense was $3 million in both the three months ended March 31, 2013 and 2012. The estimated future amortization expense of identifiable intangible assets during the next five years is $8 million for the remaining portion of 2013 and $11 million each year from 2014 to 2017.

6.	Pensions and Other Benefits

The following table reflects the components of net periodic benefit cost for the three months ended March 31, 2013 and 2012:

	Pension Benefits		Other Benefits
(In millions)	2013	2012	2013	2012
Service cost	$32	$29	$7	$7
Interest cost	101	116	35	45
Expected return on plan assets	(154)	(153)	(33)	(28)
Amortization of prior service cost	6	5	(3)	6
Amortization of actuarial net loss	92	88	8	-

Net periodic benefit cost, excluding below	77	85	14	30
Multiemployer plans	18	17	-	-
Settlement, termination and curtailment gains	-	(2)	-	-

Net periodic benefit cost	$95	$100	$14	$30

Employer Contributions

During the first three months of 2013, U. S. Steel made $23 million in required cash contributions to the USSC pension plans, cash payments of $18 million to the Steelworkers’ Pension Trust and $3 million of pension payments not funded by trusts.

During the first three months of 2013, cash payments of $67 million were made for other postretirement benefit payments not funded by trusts. In addition, U. S. Steel made a required contribution of $10 million in the first quarter of 2013 to our trust for represented retiree health care and life insurance benefits.

Company contributions to defined contribution plans totaled $11 million and $10 million for the three months ended March 31, 2013 and 2012, respectively.

7.	Net Interest and Other Financial Costs

Net interest and other financial costs includes interest expense, interest income, financing costs, derivatives gains and losses and foreign currency remeasurement gains and losses. Foreign currency gains and losses are a result of foreign currency denominated assets and liabilities that require remeasurement. During the three months ended March 31, 2013 and 2012, net foreign currency remeasurement losses of $9 million and gains of $2 million, respectively, were recorded in other financial costs. For the three months ended March 31, 2013, net interest and other financial costs also includes a charge of $34 million related to repurchases of approximately $542 million aggregate principal amount of our 4.00% Senior Convertible Notes due May 15, 2014. See Note 13 for further details.

See Note 12 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure.

8.	Income Taxes

Tax provision

For the three months ended March 31, 2013 and 2012, we recorded a tax provision of $7 million on our pretax loss of $66 million and a tax provision of $96 million on our pretax loss of $123 million, respectively. The tax provision does not reflect any tax benefit for pretax losses in Canada and Serbia (USSS was sold on January 31, 2012), which are jurisdictions where we have, or had, recorded full valuation allowances on deferred tax assets, and also does not reflect any tax provision or benefit for certain foreign currency remeasurement gains and losses that are not recognized in any tax jurisdiction. In addition, no significant tax benefit was recorded on the $399 million loss on the sale of USSS.

The tax provision for the first three months of 2013 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2013 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2013 could be materially different from the forecasted amount used to estimate the tax provision for the three months ended March 31, 2013.

Unrecognized tax benefits

Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance found in ASC Topic 740 on income taxes. The total amount of gross unrecognized tax benefits was $84 million at March 31, 2013 and $85 million at December 31, 2012. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $65 million as of both March 31, 2013 and December 31, 2012.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of both March 31, 2013 and December 31, 2012, U. S. Steel had accrued liabilities of $7 million for interest related to uncertain tax positions. U. S. Steel currently does not have a liability for tax penalties.

It is reasonably expected that during the next 12 months unrecognized tax benefits related to income tax issues will decrease by approximately $10 million.

Deferred taxes

As of March 31, 2013, the net domestic deferred tax asset was $477 million compared to $538 million at December 31, 2012. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. We continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.

As of March 31, 2013, the net foreign deferred tax asset was $58 million, net of established valuation allowances of $1,109 million. At December 31, 2012, the net foreign deferred tax asset was $57 million, net of established valuation allowances of $1,099 million. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro and the Canadian dollar. At December 31, 2012, a full valuation allowance was recorded for the net Canadian deferred tax asset primarily due to cumulative losses in Canada in recent years.

If evidence changes and it becomes more likely than not that the Company will realize the net Canadian deferred tax asset, the valuation allowance would be partially or fully reversed. Any reversal of this amount would result in a decrease to income tax expense. The Slovak income tax rate increased from 19% to 23% starting in 2013. This change had an insignificant impact on deferred taxes at the end of 2012.

9.	Significant Equity Investments

Summarized unaudited income statement information for our significant equity investments for the three months ended March 31, 2013 and 2012 is reported below (in millions, amounts represent 100% of investee financial information):

	2013	2012
Net sales	$291	$181
Cost of sales	185	170
Operating income	104	10
Net income	104	10
Net income attributable to significant equity investments	104	10

U. S. Steel’s portion of the equity in net income of the significant equity investments above was $5 million for both the three months ended March 31, 2013 and 2012, which is included in the income from investees line on the Consolidated Statement of Operations.

10.	Income and Dividends Per Common Share

Net Income (Loss) Per Share Attributable to United States Steel Corporation Shareholders

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per common share assumes the exercise of stock options, the vesting of restricted stock units and performance awards and the conversion of convertible notes, provided in each case the effect is dilutive. The “if-converted” method is used to calculate the dilutive effect of the Senior Convertible Notes due in 2014 and the “treasury stock” method is used to calculate the dilutive effect of the Senior Convertible Notes due in 2019 (due to our current intent and policy, among other factors, to settle the principal amount of the 2019 Senior Convertible Notes in cash upon conversion).

The computations for basic and diluted income (loss) per common share from continuing operations are as follows:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2013	2012
Net loss attributable to United States Steel
Corporation shareholders	$(73)	$(219)
Plus income effect of assumed conversion-interest on convertible notes	-	-

Net loss after assumed conversion	$(73)	$(219)

Weighted-average shares outstanding (in thousands):
Basic	144,353	144,075
Effect of convertible notes	-	-
Effect of stock options, restricted stock units and performance awards	-	-

Adjusted weighted-average shares outstanding, diluted	144,353	144,075

Basic loss per common share	$(0.51)	$(1.52)

Diluted loss per common share	$(0.51)	$(1.52)

U. S. Steel had a consolidated net loss for the first quarter of 2013 and 2012. As a result of the net loss, outstanding stock options, unvested restricted stock units, unvested performance awards and convertible notes were antidilutive for both quarters and were not included in the computation of diluted weighted average shares. The following table summarizes the securities that were antidilutive:

	Three Months Ended March 31,
(in thousands)	2013		2012
Securities granted under the 2005 Stock Incentive Plan	5,537		3,864
Securities convertible under the Senior Convertible Notes	26,114	(a)	27,059

Total	31,651		30,923

(a)

On March 27, 2013, we repurchased approximately $542 million aggregate principal amount of our 4% Senior Convertible Notes due in 2014. If the repurchases had occurred on January 1, 2013, the antidilutive securities would be 10,058 for the three months ended March 31, 2013.

Dividends Paid Per Share

The dividend for the first quarter of 2013 and 2012 was five cents per common share.

11.	Inventories

Inventories are carried at the lower of cost or market. The first-in, first-out method is the predominant method of inventory costing in Europe and Canada. The last-in, first-out (LIFO) method is the predominant method of inventory costing in the United States. At March 31, 2013 and December 31, 2012, the LIFO method accounted for 61 percent and 56 percent of total inventory values, respectively.

(In millions)	March 31, 2013	December 31, 2012
Raw materials	$691	$945
Semi-finished products	932	883
Finished products	585	573
Supplies and sundry items	108	102

Total	$2,316	$2,503

Current acquisition costs were estimated to exceed the above inventory values by $1.0 billion at both March 31, 2013 and December 31, 2012. The effect of liquidations of LIFO inventories was insignificant in both the three months ended March 31, 2013 and 2012.

Inventory includes $97 million and $86 million of land held for residential or commercial development as of March 31, 2013 and December 31, 2012, respectively.

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

U. S. Steel uses euro forward sales contracts with maturities no longer than 12 months to exchange euros for U.S. dollars to manage our currency requirements and exposure to foreign currency exchange rate fluctuations. Derivative instruments are required to be recognized at fair value in the balance sheet. U. S. Steel has not elected to designate these euro forward sales contracts as hedges. Therefore, changes in their fair value are recognized immediately in the results of operations. The gains and losses recognized on these euro forward sales contracts may also partially offset the accounting remeasurement gains and losses recognized on intercompany loans.

As of March 31, 2013, U. S. Steel held euro forward sales contracts with a total notional value of approximately $353 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.

Additionally, we routinely enter into fixed-price forward physical purchase contracts to partially manage our exposure to price risk related to the purchases of natural gas and certain nonferrous metals used in the production process. During 2013 and 2012, the forward physical purchase contracts for natural gas and nonferrous metals qualified for the normal purchases and normal sales exemption described in ASC Topic 815 and were not subject to mark-to-market accounting.

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel’s financial statements as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012:

(In millions)	Balance Sheet Location	Fair Value March 31, 2013	Fair Value December 31, 2012
Foreign exchange forward contracts	Accounts receivable	$4	$-
Foreign exchange forward contracts	Accounts payable	$3	$12

	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
(In millions)		Three Months ended March 31, 2013	Three Months ended March 31, 2012
Foreign exchange forward contracts	Other financial costs	$11	($13)

In accordance with the guidance found in ASC Topic 820 on fair value measurements and disclosures, the fair value of our euro forward sales contracts was determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used are from market sources that aggregate data based upon market transactions.

13.	Debt

(In millions)	Interest Rates %	Maturity	March 31, 2013	December 31, 2012
2037 Senior Notes	6.65	2037	$350	$350
2022 Senior Notes	7.50	2022	400	400
2021 Senior Notes	6.875	2021	275	-
2020 Senior Notes	7.375	2020	600	600
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2019 Senior Convertible Notes	2.75	2019	316	-
2014 Senior Convertible Notes	4.00	2014	321	863
Province Note (C$150 million)	1.00	2015	148	151
Environmental Revenue Bonds	5.38 - 6.88	2015 - 2042	549	549
Recovery Zone Facility Bonds	6.75	2040	70	70
Fairfield Caster Lease		2022	35	35
Other capital leases and all other obligations		2013 - 2014	1	1
Amended Credit Agreement	Variable	2016	-	-
USSK Revolver	Variable	2013	-	-
USSK credit facilities	Variable	2015	-	-

Total Debt			4,015	3,969
Less Province Note fair value adjustment			21	23
Less unamortized discount			60	8
Less short-term debt and long-term debt due within one year			2	2

Long-term debt			$3,932	$3,936

To the extent not otherwise discussed below, information concerning the Senior Notes, the 2014 Senior Convertible Notes and other listed obligations can be found in Note 14 of the audited financial statements in the 2012 Annual Report on Form 10-K.

2021 Senior Notes

On March 26, 2013, U. S. Steel issued $275 million of 6.875% Senior Notes due April 1, 2021 (2021 Senior Notes). U. S. Steel received net proceeds from the offering of $270 million after fees of $5 million related to the underwriting discount and third party expenses. The net proceeds from the issuance of the 2021 Senior Notes, together with the net proceeds of the concurrent 2019 Senior Convertible Notes offering (see below), were used to repurchase a portion of our 4.00% Senior Convertible Notes due May 15, 2014 (the 2014 Senior Convertible Notes). U. S. Steel will pay interest on the notes semi-annually in arrears on April 1st and October 1st of each year, commencing on October 1, 2013.

U. S. Steel may redeem the 2021 Senior Notes, in whole or in part, at our option at any time and from time to time on or after April 1, 2017 at the redemption price for such notes set forth below as a percentage of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, if redeemed during the twelve-month period beginning April 1 of the years indicated below:

Year	Redemption Price
2017	103.438%
2018	101.719%
2019 and thereafter	100.000%

2019 Senior Convertible Notes

On March 26, 2013, U. S. Steel issued $316 million of 2.75% Senior Convertible Notes due April 1, 2019 (the 2019 Senior Convertible Notes). U. S. Steel received net proceeds from the offering of $308 million after fees of $8 million related to the underwriting discount and third party expenses. The net proceeds from the issuance of the 2019 Senior Convertible Notes, together with the net proceeds of the concurrent 2021 Senior Notes offering (see above), were used to repurchase a portion of our 2014 Senior Convertible Notes. Interest on the 2019 Senior Convertible Notes is payable semi-annually on April 1st and October 1st of each year, commencing on October 1, 2013.

The initial conversion rate for the 2019 Senior Convertible Notes is 39.5491 shares of U. S. Steel common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $25.29 per share of common stock, subject to adjustment as defined in the 2019 Senior Convertible Notes. On the issuance date of the 2019 Senior Convertible Notes, the market price of U. S. Steel’s common stock was below the stated conversion price of $25.29 and therefore, there was no beneficial conversion option to the holders. Based on the initial conversion rate, the 2019 Senior Convertible Notes are convertible into 12,507,403 shares of U. S. Steel common stock and we reserved for the possible issuance of 16,259,615 shares, which is the maximum amount that could be issued upon conversion. Holders may convert their notes at their option prior to the close of business on the business day immediately preceding October 1, 2018 only under certain circumstances (as described in the 2019 Senior Convertible Notes). On or after October 1, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2019 Senior Convertible Notes at any time. Upon conversion, we will satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock at our election. Any unconverted 2019 Senior Convertible Notes mature at par on April 1, 2019.

U. S. Steel may not redeem the 2019 Senior Convertible Notes prior to April 5, 2017. On or after April 5, 2017, we may redeem for cash all or part of the 2019 Senior Convertible Notes, at our option, under certain circumstances. The redemption price will equal 100% of the principal amount of the 2019 Senior Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

If U. S. Steel undergoes a fundamental change, as defined in the 2019 Senior Convertible Notes, holders may require us to repurchase the 2019 Senior Convertible Notes in whole or in part for cash at a price equal to 100% of the principal amount of the 2019 Senior Convertible Notes to be purchased plus any accrued and unpaid interest (including additional interest, if any) up to, but excluding the repurchase date.

Although the 2019 Senior Convertible Notes were issued at par, for accounting purposes the proceeds received from the issuance of the notes are allocated between debt and equity to reflect the fair value of the conversion option embedded in the notes and the fair value of similar debt without the conversion option. As a result, $53 million of the gross proceeds of the 2019 Senior Convertible Notes was recorded as an increase in additional paid-in capital with the offsetting amount recorded as a debt discount. The debt discount will be amortized over the term of the 2019 Senior Convertible Notes using an interest rate of 6.2% (the estimated effective borrowing rate for nonconvertible debt at the time of issuance) which will accrete the carrying value of the notes to the principal amount at maturity. As of March 31, 2013, the remaining unamortized debt discount was $53 million and the net carrying amount of the 2019 Senior Convertible Notes was $263 million.

Similar to our other senior notes, the 2019 Senior Convertible Notes and the 2021 Senior Notes contain covenants limiting our ability to create liens, to enter into sale-leaseback transactions and to consolidate, merge or transfer all, or substantially all of our assets. They also contain provisions requiring the purchase of the notes upon a change in control under certain specified circumstances, as well as other customary provisions. In addition, certain payment defaults on other indebtedness are a default under the 2019 Senior Convertible Notes.

2014 Senior Convertible Notes

In March 2013, U. S. Steel repurchased approximately $542 million aggregate principal amount of our 4.00% Senior Convertible Notes due 2014, reducing the outstanding principal amount of the notes to $321 million.

The repurchases were funded with the net proceeds from the 2021 Senior Notes and the 2019 Senior Convertible Notes and cash. The aggregate purchase price, including accrued and unpaid interest and fees, for the convertible notes repurchased was approximately $580 million. U. S. Steel recorded a pretax charge of $34 million to net interest and other financial costs (see Note 7) in the first quarter of 2013 related mainly to the repurchase premiums.

Amended Credit Agreement

As of March 31, 2013, there were no amounts drawn on the Amended Credit Agreement, which expires July 20, 2016, and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10% of the total aggregate commitments and $87.5 million. Since availability was greater than $87.5 million, compliance with the fixed charge coverage ratio covenant was not applicable. If the value of inventory does not support the full amount of the facility or we are not able to meet this covenant in the future, the full amount of this facility would not be available to the Company.

Receivables Purchase Agreement

As of March 31, 2013, U. S. Steel has a Receivables Purchase Agreement (RPA) under which eligible trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned, bankruptcy-remote, special purpose entity used only for the securitization program. As U. S. Steel accesses this facility, USSR sells senior undivided interests in the receivables to certain third-party commercial paper conduits, while maintaining a subordinated undivided interest in a portion of the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates.

At both March 31, 2013 and December 31, 2012, eligible accounts receivable supported $625 million of availability under the RPA and there were no receivables sold to third-party conduits under this facility.

USSR pays the conduits a discount based on the conduits’ borrowing costs plus incremental fees. We paid $1 million in each of the three month periods ended March 31, 2013 and 2012. These costs are included in other financial costs in the statement of operations.

Generally, the facility provides that as payments are collected from the sold accounts receivables, USSR may elect to have the conduits reinvest the proceeds in new eligible accounts receivable. As there was no activity under this facility during the three months ended March 31, 2013, there were no collections reinvested. During the three months ended March 31, 2012, collection of accounts receivable of approximately $1,175 million were reinvested.

The eligible accounts receivable and receivables sold to third-party conduits are summarized below:

(In millions)	March 31, 2013	December 31, 2012
Balance of accounts receivable-net, eligible for sale to third-party conduits	$1,192	$1,127
Accounts receivable sold to third-party conduits	-	-

Balance included in Receivables on the balance sheet of U. S. Steel	$1,192	$1,127

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

Change in control event

In the event of a change in control of U. S. Steel, debt obligations totaling $3,212 million at March 31, 2013, which includes the Senior Notes and Senior Convertible Notes, may be declared immediately due and payable. In addition, the Amended Credit Agreement and the RPA may be terminated and any amount outstanding thereunder may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $20 million or provide a letter of credit to secure the remaining obligation.

U. S. Steel Košice (USSK) credit facilities

At March 31, 2013, USSK had no borrowings under its €200 million (approximately $256 million) unsecured revolving credit facility.

At March 31, 2013, USSK had no borrowings under its €20 million unsecured credit facilities (which approximated $25 million) and the availability was approximately $24 million due to approximately $1 million of customs and other guarantees outstanding.

14.	Asset Retirement Obligations

U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs:

(In millions)	March 31, 2013	December 31, 2012
Balance at beginning of year	$33	$38
Additional obligations incurred	-	2
Obligations settled	(2)	(9	) (a)
Accretion expense	1	2

Balance at end of period	$32	$33
(a)	Includes $2 million as a result of the sale of USSS on January 31, 2012. See Note 4 for additional details.

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

The 2012 Labor Agreements contain no-strike provisions and include wage increases of 2.0 percent on September 1, 2013 and 2.5 percent on January 1, 2015. The 2012 Labor Agreements also provide for pension and other benefit changes for both current employees and retirees.

16.	Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, current accounts and notes receivable, accounts payable, bank checks outstanding and accrued interest included in the Consolidated Balance Sheet approximate fair value. See Note 12 for disclosure of U. S. Steel’s derivative instruments, which are accounted for at fair value on a recurring basis.

The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Investments and long-term receivables (a)	$41	$41	$39	$39

Financial liabilities:
Debt (b)	$4,082	$3,898	$4,113	$3,902
(a)	Excludes equity method investments.
(b)	Excludes capital lease obligations.

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

17.	Statement of Changes in Stockholders’ Equity

The following table reflects the first three months of 2013 and 2012 reconciliation of the carrying amount of total equity, equity attributable to United States Steel Corporation and equity attributable to the noncontrolling interests:

Three Months Ended March 31, 2013	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,478		$3,463	$(3,268)	$151	$(521)	$3,652	$1
Comprehensive income:
Net loss	(73)	(73)	(73)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	69	69		69
Currency translation adjustment	(37)	(37)		(37)
Issuance of conversion option in Senior Convertible Notes, net of tax	32						32
Employee stock plans	10					1	9
Dividends paid on common stock	(7)		(7)
Other	(1)		(1)

Balance at March 31, 2013	$3,471	$(41)	$3,382	$(3,236)	$151	$(520)	$3,693	$1

Three Months Ended March 31, 2012	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,501		$3,616	$(3,367)	$151	$(550)	$3,650	$1
Comprehensive income:
Net loss	(219)	(219)	(219)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	70	70		70
Currency translation adjustment	107	107		107
Employee stock plans	9					1	8
Dividends paid on common stock	(7)		(7)

Balance at March 31, 2012	$3,461	$(42)	$3,390	$(3,190)	$151	$(549)	$3,658	$1

18.	Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(in millions) (a)	Pension and Other Benefit Items	Foreign Currency Items	Total
Balance at December 31, 2012	$(3,613)	$345	$(3,268)
Other comprehensive income before reclassifications	-	(37)	(37)
Amounts reclassified from AOCI (b)	69	-	69

Net current-period other comprehensive income	69	(37)	32

Balance at March 31, 2013	$(3,544)	$308	$(3,236)
(a)	All amounts are net of tax. Amounts in parentheses indicate debits.
(b)	See table below for further details.

(In millions) (a)	Details about AOCI components	Amount reclassified from AOCI
	Amortization of pension and other benefit items
	Prior service costs	$(3	) (b)
	Actuarial gains/(losses)	(100	) (b)

	Total before tax	(103)
	Tax benefit	34

	Net of tax	$(69)
(a)	Amounts in parentheses indicate debits to income/loss.
(b)	These AOCI components are included in the computation of net periodic pension cost (see Note 6 for additional details).

19.	Related Party Transactions

Net sales to related parties and receivables from related parties primarily reflect sales of steel products to equity investees. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $278 million and $339 million for the three months ended March 31, 2013 and 2012, respectively.

Purchases from related parties for outside processing services provided by equity investees amounted to $19 million and $13 million for the three months ended March 31, 2013 and 2012, respectively. Purchases of iron ore pellets from related parties amounted to $64 million and $59 million for the three months ended March 31, 2013 and 2012, respectively.

Accounts payable to related parties include amounts collected on behalf of PRO-TEC Coating Company (PRO-TEC) of $88 million and $75 million at March 31, 2013 and December 31, 2012, respectively. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to PRO-TEC’s receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $3 million at both March 31, 2013 and December 31, 2012.

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

Asbestos matters – As of March 31, 2013, U. S. Steel was a defendant in approximately 780 active cases involving approximately 3,320 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). About 2,560, or approximately 77 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the three months ended March 31, 2013, U. S. Steel paid approximately $1 million in settlements. These settlements and other dispositions resolved approximately 75 claims. New case filings in the first three months of 2013 added approximately 65 claims. At December 31, 2012, U. S. Steel was a defendant in approximately 790 active cases involving approximately 3,330 plaintiffs. During 2012, U. S. Steel paid approximately $15 million in settlements. These settlements and other dispositions resolved approximately 190 claims. New case filings in the year ended December 31, 2012 added approximately 285 claims. Most claims filed in 2013 and 2012 involved individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.

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

(In millions)	Three Months Ended March 31, 2013
Beginning of period	$203
Accruals for environmental remediation deemed probable and reasonably estimable	4
Payments	(4)

End of period	$203

Accrued liabilities for remediation activities are included in the following balance sheet lines:

(In millions)	March 31, 2013	December 31, 2012
Accounts payable	$18	$21
Deferred credits and other noncurrent liabilities	185	182

Total	$203	$203

Expenses related to remediation are recorded in cost of sales and totaled $4 million and $3 million for the three months ended March 31, 2013 and 2012, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters and projects with ongoing study and scope development may exceed the accrued liabilities by as much as 15 to 30 percent.

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

Projects with Ongoing Study and Scope Development – There are five environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are four Resource Conservation and Recovery Act (RCRA) programs (at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI) and the Fairless Plant) and a voluntary remediation program at the former steel making plant at Joliet, Illinois. As of March 31, 2013, accrued liabilities for these projects totaled $3 million for the costs of ongoing studies, investigations, and design. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $25 million to $45 million. Depending on agency negotiations and other factors, the UPI project may become defined in 2013.

Significant Projects with Defined Scope – As of March 31, 2013, a total of $60 million was accrued for projects at or related to Gary Works where the scope of work is defined.

Additional projects with defined scope greater than or equal to $5 million are the St. Louis Estuary and Upland Project in Duluth, Minnesota and a project at U. S. Steel’s former Geneva Works in Geneva, Utah. As of March 31, 2013, accrued liabilities for these two additional projects totaled $86 million. U. S. Steel does not expect material additional costs related to these projects.

Other Projects – There are six other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at March 31, 2013 was $13 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at March 31, 2013 was $7 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $28 million at March 31, 2013 and were based on known scopes of work.

Administrative and Legal Costs – As of March 31, 2013, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first three months of 2013 and 2012, such capital expenditures totaled $10 million and $16 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

CO2 Emissions – Current and potential regulation of Greenhouse Gas (GHG) emissions remains a significant issue for the steel industry, particularly for integrated steel producers such as U. S. Steel. The regulation of carbon dioxide (CO2) emissions has either become law or is being considered by legislative bodies of many nations, including countries where we have operating facilities. The European Union (EU) has established GHG regulations based upon national allocations and a cap and trade system. In Canada, both the federal and Ontario governments have issued proposed requirements for GHG emissions. In the United States, the Environmental Protection Agency (EPA) has published rules for regulating GHG emissions for certain facilities and has implemented various reporting requirements as further described below. In 2010, GHG legislation was passed in the House of Representatives and introduced in the Senate. The federal courts are considering several suits that challenge the EPA’s authority to regulate GHG emissions under the Clean Air Act. We do not know what action, if any, may be taken by the current or future sessions of Congress.

The EU has issued regulations under their cap and trade system for the period 2013-2020 (NAP III) that are more stringent than those in NAP II. USSK has not yet been advised of its free allocation for NAP III.

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

The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BATs) to reduce environmental impacts as well as compliance with BAT associated emission levels. It contains operational requirements for air emissions, waste water discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Producers will be required to be in compliance with the iron and steel BAT by March 8, 2016. We are evaluating the costs of complying with BAT, but our most recent broad estimate of likely capital expenditures is $300 million to $400 million over the 2013 to 2016 period. We are currently investigating the possibility of obtaining EU grants to fund a portion of those capital expenditures. We also believe that there will be increased operating costs, such as increased energy and maintenance costs, but we are currently unable to reliably estimate this amount.

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

Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $29 million at March 31, 2013. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

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

EPA Region V Federal Lawsuit – On August 1, 2012, the U.S. government, joined by the States of Illinois, Indiana and Michigan, filed a complaint in the Northern District of Indiana alleging various CAA and State air regulatory violations that were to have allegedly occurred at Gary Works, Granite City Works, and Great Lakes Works, our three integrated iron and steel facilities located in EPA Region V. The Complaint alleges that Gary Works failed to obtain the proper pre-construction permit for a routine reline of its Blast Furnace No. 4 in 1990, and that the three facilities failed to meet certain operational, maintenance, opacity, and recordkeeping requirements under the CAA and its implementing regulations. The Complaint requests relief in the form of statutory penalties for each violation and for injunctive relief. U. S. Steel believes that the claims asserted in the Complaint are not justified and are without statutory foundation. On September 21, 2012, U. S. Steel filed a motion to dismiss the U.S. government’s claims for relief regarding the 1990 reline of the Gary Blast Furnace No. 4 and filed an answer to the remaining allegations in the Complaint. On January 24, 2013, the Court heard oral arguments regarding the motion to dismiss. The motion is still pending before the Court. U. S. Steel will continue to vigorously defend against these claims. At this time, the potential outcome is not reasonably estimable.

Randle Reef – The Canadian and Ontario governments have identified for remediation a sediment deposit, commonly referred to as Randle Reef, in Hamilton Harbor near USSC’s Hamilton Works, for which the regulatory agencies estimate expenditures with a net present value of approximately C$120 million (approximately $118 million). The national and provincial governments have each allocated C$40 million (approximately $39 million) for this project. Local sources, including industry, have also agreed to provide funding of C$40 million (approximately $39 million) for this project. USSC has committed to contribute approximately 11,000 tons of hot rolled steel and to fund C$2 million (approximately $2 million). The steel contribution is expected to be made in 2014. As of March 31, 2013, U. S. Steel has an accrued liability of approximately $10 million reflecting the contribution commitment.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $12 million at March 31, 2013). No liability has been recorded for these guarantees as the potential loss is not probable.

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

U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $165 million as of March 31, 2013, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $153 million at March 31, 2013, of which $4 million was classified as current, and $181 million at December 31, 2012, of which $5 million was classified as current. Restricted cash at March 31, 2013 also includes $62 million to fund certain capital projects at Gary Works, our Clairton Plant and Granite City Works. The proceeds become unrestricted as capital expenditures for these projects are made.

Capital Commitments – At March 31, 2013, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $254 million.

Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2013	2014	2015	2016	2017	Later Years	Total
$672	$704	$337	$322	$310	$1,722	$4,067

The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, energy and utility services with terms ranging from two to 15 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC under which Gateway is obligated to supply 90 percent to 105 percent of the expected annual capacity of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of March 31, 2013, a maximum default payment of approximately $255 million would apply if U. S. Steel terminates the agreement.

Total payments relating to unconditional purchase obligations were approximately $183 million and $185 million for the three months ended March 31, 2013 and 2012, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain sections of Management’s Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of United States Steel Corporation (U. S. Steel). These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects,” “intends” or similar words indicating that future outcomes are not known with certainty and are subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors that could cause future outcomes to differ materially from those set forth in forward-looking statements. For discussion of risk factors affecting the businesses of U. S. Steel, see Item 1A. Risk Factors and “Supplementary Data – Disclosures About Forward-Looking Statements” in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2012. References in this Quarterly Report on Form 10-Q to “U. S. Steel,” “the Company,” “we,” “us” and “our” refer to U. S. Steel and its consolidated subsidiaries unless otherwise indicated by the context.

RESULTS OF OPERATIONS

Net sales by segment for the first quarter of 2013 and 2012 are set forth in the following table:

	Quarter Ended March 31,
(Dollars in millions, excluding intersegment sales)	2013	2012	% Change
Flat-rolled Products (Flat-rolled)	$3,103	$3,300	-6%
U. S. Steel Europe (USSE)	783	815	-4%
Tubular Products (Tubular)	686	946	-27%

Total sales from reportable segments	4,572	5,061	-10%
Other Businesses	23	111	-79%

Net sales	$4,595	$5,172	-11%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the quarter ended March 31, 2013 versus the quarter ended March 31, 2012 is set forth in the following table:

Quarter Ended March 31, 2013 versus Quarter Ended March 31, 2012

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-rolled	-1%	-6%	0%	0%	1%	-6%
USSE	1%	-4%	-2%	1%	0%	-4%
Tubular	-18%	-10%	2%	0%	-1%	-27%

(a)	Excludes intersegment sales
(b)	Foreign currency translation effects

Net sales were $4,595 million in the first quarter of 2013, compared with $5,172 million in the same quarter last year. The decrease in sales for the Flat-rolled segment reflected lower average realized prices (decrease of $45 per ton) as a result of lower spot market pricing during the first quarter of 2013 as compared to the comparable period in 2012 and decreased shipments (decrease of 74 thousand tons). The decrease in sales for the European segment was primarily due to decreased average realized euro-based prices (decrease of €27 per ton). The decrease in sales for the Tubular segment reflected lower average realized prices (decrease of $171 per ton) and deceased shipments (decrease of 101 thousand tons), primarily as a result of decreased drilling activity in the first quarter of 2013 as compared to the same period in 2012.

Pension and other benefits costs

Pension and other benefit costs are reflected in our cost of sales and selling, general and administrative expense line items in the Consolidated Statements of Operations.

Defined benefit and multiemployer pension plan costs totaled $95 million in the first quarter of 2013, compared to $100 million in the first quarter of 2012. The $5 million decrease is primarily due to the natural maturation of our pension plans and a higher market related value of assets.

Costs related to defined contribution plans totaled $11 million in the first quarter of 2013 compared to $10 million in the first quarter of 2012.

Other benefit costs totaled $14 million in the first quarter of 2013, compared to $30 million in the first quarter of 2012. The $16 million decrease is primarily due to program changes arising out of the 2012 Labor Agreements.

Net periodic pension cost, including multiemployer plans, is expected to total approximately $385 million in 2013. Total other benefits costs in 2013 are expected to total approximately $55 million.

A sensitivity analysis of the projected incremental effect of a hypothetical one percentage point change in the significant inputs used in the calculation of pension and other benefits net periodic benefit costs is provided in the following table:

	Hypothetical Rate Increase (Decrease)
(In millions of dollars)	1%	(-1%)
Expected return on plan assets
Incremental (decrease) increase in:
Net periodic pension cost	$(103)	$103
Discount rate
Incremental (decrease) increase in:
Net periodic pension & other benefits costs	$(58)	$53
Health care cost escalation trend rates
Incremental increase (decrease) in:
Service and interest cost components for 2013	$11	$(9)

Selling, general and administrative expenses

Selling, general and administrative expenses were $145 million in the first quarter of 2013 compared to $173 million in the first quarter of 2012. The decrease is primarily related to lower other benefit costs as noted above.

Income (loss) from operations by segment for the first quarter of 2013 and 2012 is set forth in the following table:

	Quarter Ended March 31,			% Change
(Dollars in millions)	2013	2012
Flat-rolled	$(13)	$183		-107%
USSE	38	(34	)(a)	212%
Tubular	64	129		-50%

Total income from reportable segments	89	278		-68%
Other Businesses	5	17		-71%

Segment income from operations	94	295		-68%
Postretirement benefit expense	(56)	(77)		27%
Other items not allocated to segments:
Net loss on sale of assets	—	(310)
Property tax settlements	—	19

Total income (loss) from operations	$38	$(73)		152%

(a)	Includes a loss from operations for USSK of ($17) million for the quarter ended March 31, 2012.

Segment results for Flat-rolled

	Quarter Ended March 31,		% Change
	2013	2012
(Loss) income from operations ($ millions)	$(13)	$183	-107%
Gross margin	5%	11%	-6%
Raw steel production (mnt)	4,920	5,043	-2%
Capability utilization	82%	83%	-1%
Steel shipments (mnt)	4,018	4,092	-2%
Average realized steel price per ton	$719	$764	-6%

The decrease in Flat-rolled results in the first quarter of 2013 compared to the same period in 2012 resulted from a decrease in average realized prices (approximately $205 million), lower steel substrate sales to our Tubular segment (approximately $40 million), increased energy costs primarily due to higher natural gas costs (approximately $20 million), lower income from our joint ventures (approximately $15 million), increased facility repairs and maintenance and other operating costs (approximately $10 million) and a decrease in shipment volumes (approximately $10 million). These decreases were partially offset by lower raw materials costs (approximately $75 million) and lower costs for employee profit sharing (approximately $25 million).

Segment results for USSE

	Quarter Ended March 31,
	2013	2012	% Change
Income (loss) from operations ($ millions)(a)	$38	$(34)	212%
Gross margin(a)	11%	2%	9%
Raw steel production (mnt)(a)	1,203	1,240	-3%
Capability utilization(a)	98%	85%	13%
Steel shipments (mnt)(a)	1,048	1,045	—
Average realized steel price per ton(a)	$718	$749	-4%

(a)	The quarter ended March 31, 2012 includes one month of activity for USSS, which was sold on January 31, 2012 .

The improvement in USSE results in the first quarter of 2013 compared to the same period in 2012 was primarily due to lower raw materials costs (approximately $80 million), the elimination of operating losses subsequent to January 31, 2012 associated with our former Serbian operations (which were approximately $15 million) and decreased other operating costs (approximately $10 million). These improvements were partially offset by a decrease in average realized prices for USSK (approximately $35 million).

Segment results for Tubular

	Quarter Ended March 31,
	2013	2012	% Change
Income from operations ($ millions)	$64	$129	-50%
Gross margin	14%	17%	-3%
Steel shipments (mnt)	428	529	-19%
Average realized steel price per ton	$1,556	$1,727	-10%

The decrease in Tubular results in the first quarter of 2013 as compared to the same period in 2012 resulted mainly from a decrease in average realized prices (approximately $65 million) and a decrease in shipment volumes (approximately $30 million). These decreases were partially offset by lower substrate costs (approximately $30 million).

Results for Other Businesses

Other Businesses had income of $5 million in the first quarter of 2013, compared to income of $17 million in the first quarter of 2012.

Items not allocated to segments

The decrease in postretirement benefit expense in the first quarter of 2013 as compared to the same period in 2012 resulted from lower pension expense due to the natural maturation of the pension plans and lower retiree medical expense as a result of program changes, particularly the adoption of a fully insured plan for a large number of Medicare eligible participants.

We recorded a $310 million pretax net loss on the sale of assets in the first quarter of 2012 which consisted of a pretax loss of $399 million related to the sale of U. S. Steel Serbia (USSS) and a pretax gain of $89 million related to the sale of a majority of the operating assets of the Birmingham Southern Railroad.

We recorded a pretax gain of $19 million related to property tax settlements that occurred in the first quarter of 2012. This was reflected as a reduction to our cost of sales.

Net interest and other financial costs

	Quarter Ended March 31,
(Dollars in millions)	2013	2012	% Change
Interest expense	$85	$49	73%
Interest income	(1)	(4)	-75%
Other financial costs	20	5	300%

Total net interest and other financial costs (income)	$104	$50	108%

The increase in net interest and other financial costs in the first quarter 2013 as compared to the same period last year was due to a $34 million charge related to the repurchases of a portion of our 4.00% Senior Convertible Notes due 2014 (see Note 13) and foreign currency remeasurement losses during the three months ended March 31, 2013 of $9 million as compared to remeasurement gains of $2 million during the three months ended March 31, 2012.

The income tax provision was $7 million in the first quarter of 2013 compared to $96 million in the first quarter of 2012. The tax provision does not reflect any tax benefit for pretax losses in Canada and Serbia (USSS was sold on January 31, 2012), which are jurisdictions where we have, or had, recorded a full valuation allowance on deferred tax assets, and also does not reflect any tax provision or benefit for certain foreign currency remeasurement gains and losses that are not recognized in any tax jurisdiction.

The tax provision for the first quarter of 2013 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, operating performance and cost estimates. To the extent that actual 2013 pretax results for U.S. and foreign income or loss vary from estimates used herein at the end of the most recent interim period, the actual tax provision or benefit recognized in 2013 could be materially different from the forecasted amount used to estimate the tax provision for the first quarter of 2013.

The net domestic deferred tax asset was $477 million at March 31, 2013 compared to $538 million at December 31, 2012. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. We continue to believe it is more likely than not the net domestic deferred tax asset will be realized.

At March 31, 2013, the net foreign deferred tax asset was $58 million, net of established valuation allowances of $1,109 million. At December 31, 2012, the net foreign deferred tax asset was $57 million, net of established valuation allowances of $1,099 million. At December 31, 2012, a full valuation allowance was recorded for the net Canadian deferred tax asset primarily due to cumulative losses in Canada in recent years. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro and the Canadian dollar. If evidence changes and it becomes more likely than not that the Company will realize the net Canadian deferred tax asset, the valuation allowance would be partially or fully reversed. Any reversal of this amount would result in a decrease to income tax expense.

For further information on income taxes see Note 8 to the Consolidated Financial Statements.

Net loss attributable to United States Steel Corporation was $73 million in the first quarter of 2013, compared to a net loss of $219 million in the first quarter of 2012. The changes primarily reflect the factors discussed above.

BALANCE SHEET

Receivables increased by $184 million, or 9%, from year-end 2012. The increase in receivables at the end of the first quarter compared to year-end 2012 primarily reflects higher shipments during the first quarter of 2013 versus the fourth quarter of 2012.

Inventories decreased by $187 million from year-end 2012 primarily due to a reduction in raw material inventories.

Accounts Payable increased by $79 million from year-end 2012 primarily due to increased business volumes.

Long-term debt, less unamortized discount decreased by $4 million due to the issuance of $316 million 2.75% Senior Convertible Notes due 2019 ($263 million net of unamortized discount) and the issuance of $275 million 6.875% Senior Notes due 2021, offset by the repurchase of $542 million aggregate principal amount of our 4.00% Senior Notes due 2014 (see Note 13).

Employee benefits decreased by $153 million from year-end 2012 primarily due to benefit payments made in excess of the net periodic benefit expense recognized in the first quarter of 2013.

CASH FLOW

Net cash provided by operating activities was $233 million for the first quarter of 2013 compared to $426 million in the same period last year. The decrease is primarily due to lower financial results, excluding a net loss of $309 million on the sale of assets in the first quarter of 2012, and changes in working capital period over period. Additionally, in the first quarter of 2012, we made a $140 million voluntary pension contribution to our main defined benefit pension plan. There were no such contributions in the first quarter of 2013.

Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.

Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the three months and twelve months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2013	2012	2013	2012
Accounts Receivable Turnover	2.1	2.3	7.8	8.0
Inventory Turnover	1.8	1.8	7.3	7.8

Capital expenditures, in the first quarter of 2013, were $116 million, compared with $189 million in the same period in 2012. Flat-rolled capital expenditures were $96 million and included spending for construction of carbon alloy facilities (coke substitute) at Gary Works, trailing project costs primarily attributable to the completion of performance testing associated with our recently constructed, technologically and environmentally advanced coke battery at the Mon Valley Works’ Clairton Plant, ongoing implementation of an enterprise resource planning (ERP) system and various other infrastructure and environmental projects. Tubular capital expenditures of $8 million related to an upgrade to the Lorain No. 4 Seamless Hot Mill, infrastructure and environmental capital projects. USSE capital expenditures of $10 million consisted of spending for infrastructure and environmental projects.

U. S. Steel’s contractual commitments to acquire property, plant and equipment at March 31, 2013, totaled $254 million.

Capital expenditures, not including changes in accrued capital expenditures, for 2013 are expected to total approximately $750 million and remain focused largely on strategic, infrastructure and environmental projects. We have recently completed or neared completion on several key projects of strategic importance. We have made significant progress to improve our coke self-sufficiency and reduce our reliance on purchased coke for the steel making process through the application of advanced technologies, upgrades to our existing coke facilities and increased use of natural gas and pulverized coal in our operations. We have completed the construction of a technologically and environmentally advanced battery at the Mon Valley Works’ Clairton Plant with a projected capacity of 960,000 tons per year. Initial start-up of the battery began in November 2012. Full production is anticipated during the second quarter of 2013. We have been constructing a two module carbon alloy facility at Gary Works, which utilizes an environmentally compliant, energy efficient and flexible production technology to produce a coke substitute product. The facility has a projected capacity of 500,000 tons per year when both modules are completed. Construction of the first module is complete, and we continue to focus on the optimization and reliability of operations of that module. We are slowing construction activities on the second module at this time based on current economic conditions, our coke requirements in North America and additional work on the first module.

In an effort to increase our participation in the automotive market as vehicle emission and safety requirements become increasingly stringent, PRO-TEC Coating Company, our joint venture in Ohio with Kobe Steel, Ltd., has a new automotive continuous annealing line (CAL) that was financed at the joint venture level and began operations during the first quarter of 2013.

We are also continuing our efforts to implement an ERP system to replace our existing information technology systems, which will enable us to operate more efficiently. The completion of the ERP project is expected to provide further opportunities to streamline, standardize and centralize business processes in order to maximize cost effectiveness, efficiency and control across our global operations. We are also currently developing additional projects within our Tubular segment, such as facility enhancements and additional premium connections that will further enhance our ability to support our Tubular customers’ evolving needs.

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

The foregoing statements regarding expected 2013 capital expenditures, capital projects and expected benefits from the implementation of the ERP project are forward-looking statements. Factors that may affect our capital spending and the projects include: (i) levels of cash flow from operations; (ii) changes in tax laws; (iii) general economic conditions; (iv) steel industry conditions; (v) cost and availability of capital; (vi) receipt of necessary permits; and (vii) unforeseen hazards such as contractor performance, material shortages, weather conditions, explosions or fires. There is also a risk that the completed projects will not produce at the expected levels and within the costs currently projected. Predictions regarding benefits resulting from the implementation of the ERP project are subject to uncertainties. Actual results could differ materially from those expressed in these forward-looking statements.

Restricted cash in the first quarter of 2013 primarily reflects a reduction in the use of collateralized letters of credit, which were replaced with surety bonds.

Disposal of assets in the first quarter of 2012 primarily reflects proceeds from the sale of the majority of the operating assets of Birmingham Southern Railroad Company and the Port Birmingham Terminal.

Borrowings against revolving credit facilities in the first quarter of 2012 reflect amounts drawn under USSK’s unsecured revolving credit facilities.

Repayments of revolving credit facilities in the first quarter of 2012 reflect USSK’s repayment of the outstanding borrowings under its unsecured revolving credit facilities.

Receivables Purchase Agreement Payments in the first quarter of 2012 reflect activity under the Receivables Purchase Agreement.

Issuance of long-term debt, net of financing costs in the first quarter of 2013 reflects the issuance of $316 million of 2.75% Senior Convertible Notes due 2019 and $275 million of 6.875% Senior Notes due April 2021. U. S. Steel received net proceeds of $578 million after fees related to the underwriting discounts and third party expenses. The first quarter of 2012 reflects the issuance of $400 million of 7.50% Senior Notes due 2022. U. S. Steel received net proceeds of $392 million after fees related to the underwriting discounts and third party expenses.

Repayment of long-term debt in the first quarter of 2013 reflects the repurchase of $542 million aggregate principal amount of our 4.00% Senior Convertible Notes.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes U. S. Steel’s liquidity as of March 31, 2013:

(Dollars in millions)

Cash and cash equivalents	$733
Amount available under $875 Million Credit Facility	875
Amount available under Receivables Purchase Agreement	625
Amount available under USSK credit facilities	280

Total estimated liquidity	$2,513

As of March 31, 2013, $311 million of the total cash and cash equivalents was held by our foreign subsidiaries, which is indefinitely reinvested. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes through repayment of intercompany loans.

On March 26, 2013, U. S. Steel issued $316 million of 2.75% Convertible Senior Notes due 2019 and $275 million of 6.875% Senior Notes due 2021. U. S. Steel received net proceeds of $578 million from the issuances. The net proceeds were used to repurchase $542 million aggregate principal amount of our 4.00% Senior Convertible Notes due 2014.

As of March 31, 2013, there were no amounts drawn under our $875 million credit facility agreement (Amended Credit Agreement) and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10% of the total aggregate commitments and $87.5 million.

As of March 31, 2013, U. S. Steel has a Receivables Purchase Agreement (RPA) that provides liquidity and letters of credit depending upon the number of eligible domestic receivables generated by U. S. Steel. As of March 31, 2013, eligible accounts receivable supported the maximum amount eligible for sale of $625 million and there were no outstanding borrowings under this facility.

At March 31, 2013, USSK had no borrowings under its €200 million (approximately $256 million) unsecured revolving credit facility.

At March 31, 2012, USSK had no borrowings under its €20 million unsecured credit facilities (which approximated $25 million) and the availability was approximately $24 million due to approximately $1 million of outstanding customs and other guarantees.

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

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $85 million of liquidity sources for financial assurance purposes as of March 31, 2013.

At March 31, 2013, in the event of a change in control of U. S. Steel, debt obligations totaling $3,212 million, which includes the Senior Notes and the Senior Convertible Notes, may be declared immediately due and payable. In such an event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $20 million or provide a letter of credit to secure the remaining obligation.

The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $29 million at March 31, 2013. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

Our major cash requirements in 2013 are expected to be for capital expenditures, employee benefits and operating costs, including purchases of raw materials. We finished the first quarter of 2013 with

$733 million of cash and cash equivalents and $2.5 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.

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

Off-balance Sheet Arrangements

U. S. Steel did not enter into any new material off-balance sheet arrangements during the first quarter of 2013.

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

Our U.S. facilities are subject to the U.S. environmental standards, including the CAA, the Clean Water Act (CWA), the Resource Conservation and Recovery Act (RCRA) and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), as well as state and local laws and regulations.

U. S. Steel Canada (USSC) is subject to the environmental laws of Canada, which are comparable to environmental standards in the United States. Environmental regulation in Canada is an area of shared responsibility between the federal government and the provincial governments, which in turn delegate certain matters to municipal governments. Federal environmental statutes include the federal Canadian Environmental Protection Act, 1999 and the Fisheries Act. Various provincial statutes regulate environmental matters such as the release and remediation of hazardous substances; waste storage, treatment and disposal; and releases to air and water. As in the United States, Canadian environmental laws (federal, provincial and local) are undergoing revision and becoming more stringent.

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

The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BATs) to reduce environmental impacts as well as compliance with BAT associated emission levels. It contains operational requirements for air emissions, wastewater discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Producers will be required to be in compliance with the iron and steel BAT by March 8, 2016. We are currently evaluating the costs of complying with BAT, but our most recent broad estimate of likely capital expenditures is $300 million to $400 million over the 2013 to 2016 period. We are currently investigating the possibility of obtaining EU grants to fund a portion of those capital expenditures. We also believe there will be increased operating costs, such as increased energy and maintenance costs, but we are currently unable to reliably estimate this amount.

A Memorandum of Understanding was signed in March of 2013 between U. S. Steel and the government of Slovakia. The Memorandum of Understanding outlines areas in which the government and U. S. Steel will work together to help create a more competitive environment and conditions for USSK. Some of the incentives the government of Slovakia agreed to provide, as an effort to reduce USSK’s cost structure, include participation in a renewable energy program that provides the opportunity to reduce electricity costs as well as the potential for government grants and other support concerning investments in environmental control technology that may be required under the recently implemented BAT requirements. The ultimate economic value of these actions is subject to many developments and uncertainties but based on current electricity tariffs, management estimates annual energy savings of approximately €15 million, which are expected to begin in 2016. There are many conditions and uncertainties regarding the grants, including matters controlled by the EU, but the value could be as much as €75 million. In return, U. S. Steel agreed to achieve employment level reduction goals at USSK only through the use of natural attrition, except in cases of extreme economic conditions, as outlined in the current Collective Labor Agreement. Additionally, U. S. Steel agreed to pay the government of Slovakia specified declining amounts should U. S. Steel sell USSK within five years of signing the Memorandum of Understanding.

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

Since 2009, the federal government has committed to reducing Canada’s total greenhouse gas emissions by 17 percent from 2005 levels by 2020. The Ontario government has committed to its own greenhouse gas emission reduction targets for the province. This plan announced greenhouse gas emission reduction targets of six percent below 1990 levels by 2014, 15 percent below 1990 levels by 2020 and 80 percent below 1990 levels by 2050. The Ontario government is currently seeking input from stakeholders, including industry, on the development of a greenhouse gas emission reduction program for Ontario.

If federal or provincial greenhouse gas reduction legislation for the steel sector becomes law in Canada, it could have economic and operational consequences for U. S. Steel. At the present time, it is not possible to estimate the timing or impact of these or other future government actions on U. S. Steel.

The EPA has classified greenhouse gases such as CO2 as harmful gases. Under this premise, it has implemented a greenhouse gas emission monitoring and reporting requirement for all facilities emitting 25,000 metric tons or more per year of carbon dioxide, methane and nitrous oxide in CO2 equivalent quantities. In accordance with EPA greenhouse gas emissions reporting requirements, reports for the year 2012 were completed and submitted for all required facilities by the April 1, 2013 deadline. As with previous year’s reporting, fourteen facilities submitted reports including Gary Works, East Chicago Tin, Midwest Plant, Clairton Plant, Edgar Thomson Plant, Irvin Plant, Fairless Plant, Fairfield Sheet, Fairfield Tubular, Granite City Works, Great Lakes Works, Lorain Tubular, Minntac and Keetac. The Texas Operations is the only significant operation not required to report as its emissions were well below the 25,000 ton reporting threshold.

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

In 2013, the EPA significantly expanded its reporting requirements to include inputs to the calculation, primarily related to methane emissions from landfills, which had previously been deferred. This meant that in addition to the 2012 reports, the 2010 and 2011 reports also had to be re-submitted for many of our facilities. New requirements were also imposed for the monitoring and reporting of greenhouse gas emissions from industrial landfills, including reporting specific categories and historical quantities of materials sent to our on-site landfills.

As with previous year’s reports, the EPA intends to make this information publicly available from all facilities.

The European Commission (EC) has created an Emissions Trading System (ETS) and subsequent to 2012, the ETS will employ centralized allocation, rather than national allocation plans, that are expected to be more stringent than the previous requirements. The new ETS also includes a cap designed to achieve an overall reduction of greenhouse gases for the ETS sectors of 21 percent in 2020 compared to 2005 emissions and auctioning as the basic principle for allocating emissions allowances, with some transitional free allocation provided on the basis of benchmarks for manufacturing industries under risk of carbon leakage. Manufacturing of sinter, coke oven products, basic iron and steel, ferro-alloys and cast iron tubes have all been recognized as exposing companies to a significant risk of carbon leakage, but the new ETS is still expected to lead to additional costs for steel companies in Europe. Because the final scheme has not yet been published, we cannot reliably estimate the future market value of CO2 emission allowances and the cost of complying with the new ETS at this time.

Environmental Remediation

In the United States, U. S. Steel has been notified that we are a potentially responsible party (PRP) at 22 sites under CERCLA as of March 31, 2013. In addition, there are 12 sites related to U. S. Steel where we have received information requests or other indications that we may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 38 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 20 to the Consolidated Financial Statements.

For discussion of relevant environmental items, see “Part II. Other Information—Item 1. Legal Proceedings—Environmental Proceedings.”

During the first quarter of 2013, there was no change in our accrual balance for environmental matters for U.S. and international facilities. The total accrual for such liabilities at March 31, 2013 was $203 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in Note 14 to the Consolidated Financial Statements.

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

OUTLOOK

We expect total reportable segment and Other Businesses operating results to be near breakeven for the second quarter. Results for our Tubular segment are projected to be comparable with the first quarter; however we expect lower results from our Flat-rolled and European segments.

While we project North American flat-rolled market conditions for the second quarter to be comparable to the first quarter, we expect an operating loss for our Flat-rolled segment primarily due to higher operating costs. Operating costs are projected to increase due primarily to higher repairs and maintenance costs as well as higher natural gas costs offset by lower raw materials costs. Repairs and maintenance costs are projected to be $75 million higher in the second quarter due to maintenance projects already largely completed at Gary Works and Lake Erie Works. Average realized prices, including the effect of a more favorable product mix, are expected to be comparable to the first quarter while shipments are projected to decrease slightly. The labor agreement covering our Lake Erie Works expired on April 15, 2013 and a successor agreement has not been reached. U. S. Steel Canada implemented a lockout of represented employees effective April 28, 2013.

Second quarter results for our European segment are projected to decline compared to the first quarter due to higher raw materials costs, primarily iron ore. Shipments and average realized euro-based prices are expected to be comparable to the first quarter as decreases in spot market prices are expected to be offset by the positive effect of a higher volume of value-added shipments.

We expect second quarter results for our Tubular segment to be comparable to the first quarter. Shipments are expected to increase compared to the first quarter to support a higher level of drilling activity while average realized prices are projected to be slightly lower, mainly due to increased shipments of welded product. Operating costs are expected to decrease due to operating efficiencies related to higher production volumes.

Operating profit from Other Businesses is expected to increase approximately $30 million due to a real estate sale expected to occur in the second quarter.

We expect a minimal tax provision/benefit in the second quarter primarily due to the full valuation allowance on deferred tax assets in Canada.

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

In recent years, a significant number of steel imports have been found to violate U.S. or Canadian trade laws. Under these laws, duties can be imposed against dumped products, which are products sold at a price that is below that producer’s sales price in its home market or at a price that is lower than its cost of production. Countervailing duties (CVD) can be imposed against products that benefited from foreign government financial assistance for the production, manufacture, or exportation of the product. For many years, U. S. Steel, other producers, customers and the United Steel Workers have sought the imposition of duties and in many cases have been successful. Such duties are generally subject to review every five years and we actively participate in such review proceedings. As in the past, U. S. Steel continues to monitor unfairly traded imports and is prepared to seek appropriate remedies against such imports.

The following international trade orders of interest to U. S. Steel are currently undergoing five-year (sunset) reviews in the United States: (i) an AD order on welded large-diameter line pipe from Japan; (ii) an AD order on hot-rolled steel from China; (iii) AD and CVD orders on hot-rolled steel from India; (iv) AD and CVD orders on hot-rolled steel from Indonesia; (v) an AD order on hot-rolled steel from Taiwan; (vi) AD and CVD orders on hot-rolled steel from Thailand; and (vii) an AD order on hot-rolled steel from Ukraine.

Steel sheet imports to the United States accounted for an estimated 15 percent of the U.S. steel sheet market in 2012 and 13 percent of the U.S. steel sheet market in 2011 and 2010. Increases in future levels of imported steel could reduce future market prices and demand levels for steel produced in our North American facilities.

Imports of flat-rolled steel to Canada accounted for an estimated 34 percent of the Canadian market for flat-rolled steel products in 2012, 35 percent in 2011 and 40 percent in 2010.

Total imports of flat-rolled carbon steel products (excluding quarto plates and wide flats) to the 27 countries currently comprising the EU were 11 percent of the EU market in 2012, 17 percent of the EU market in 2011 and 14 percent in 2010. Increases in future levels of imported steel could reduce market prices and demand levels for steel produced by USSE.

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

There were no material changes in U. S. Steel’s exposure to market risk from December 31, 2012.

Item 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2013. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, U. S. Steel’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION

SUPPLEMENTAL STATISTICS (Unaudited)

	Quarter Ended March 31,
(Dollars in millions)	2013	2012
SEGMENT INCOME (LOSS) FROM OPERATIONS:
Flat-rolled	$(13)	$183
U. S. Steel Europe	38	(34	)(a)
Tubular	64	129

Total reportable segments	89	278
Other Businesses	5	17
Items not allocated to segments
Postretirement benefit expense	(56)	(77)
Net loss on sale of assets	—	(310)
Property tax settlements	—	19

Total income (loss) from operations	$38	$(73)
CAPITAL EXPENDITURES
Flat-rolled	$96	$181
U. S. Steel Europe	10	2
Tubular	8	4
Other Businesses	2	2

Total	$116	$189
OPERATING STATISTICS
Average realized price: ($/net ton) (b)
Flat-rolled	$719	$764
U. S. Steel Europe	718	749
USSK	718	756
Tubular	1,556	1,727
Steel Shipments: (b)(c)
Flat-rolled	4,018	4,092
U. S. Steel Europe	1,048	1,045
USSK	1,048	972
Tubular	428	529
Raw Steel Production: (b)
Flat-rolled	4,920	5,043
U. S. Steel Europe	1,203	1,240
USSK	1,203	1,152
Raw Steel Capability Utilization: (d)
Flat-rolled	82%	83%
U. S. Steel Europe	98%	85%
USSK	98%	92%

(a)	Includes a loss from operations for USSK of ($17) million for the quarter ended March 31, 2012.
(b)	Excludes intersegment transfers.
(c)	Thousands of net tons.
(d)

Based on annual raw steel production capability of 24.3 million net tons for Flat-rolled and 5.0 million net tons for USSE. Prior to the sale of USSS on January 31, 2012, annual raw steel production capability for USSE was 7.4 million tons.

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

ENVIRONMENTAL PROCEEDINGS

Gary Works

On March 4, 2010 the EPA notified U. S. Steel that the requirements of the January 26, 1998 CWA consent decree in United States of America v. USX (Northern District of Indiana) had been satisfied. A joint motion to terminate the CWA consent decree was granted by the court on June 25, 2012, thereby terminating the consent decree in its entirety. As of March 31, 2013, project costs have amounted to $60.7 million. In 1998, U. S. Steel also entered into an additional consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. Work continues to complete and terminate the Natural Resource Damages order. U. S. Steel has released the $1 million payment to the public trustee for ecological monitoring. In addition, U. S. Steel is obligated to perform, and has completed the ecological restoration in this section of the Grand Calumet River. In total, the accrued liability for the above projects based on the estimated remaining costs was approximately $646,000 at March 31, 2013.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites: D5, along with an adjacent solid waste disposal unit, Terminal Treatment Plant (TTP) Area; T2; and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. The Indiana Department of Environmental Management (IDEM) has approved the closure plans for all three sites. U. S. Steel continues technical discussions with IDEM though on the conditions of the D2 approval. Closure is complete at D5, TTP and T2, with IDEM approval of the closure certification reports on February 1, 2012 (D5), April 3, 2012 (TTP) and November 1, 2012 (T2). As of March 31, 2013, the accrued liability for estimated costs to close these sites is approximately $15 million.

On October 23, 1998, EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a RCRA Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to the EPA. Through March 31, 2013, U. S. Steel had spent $44.6 million for corrective action studies, Vessel Slip Turning Basin interim measures and other corrective actions. U. S. Steel has completed the second year of a facility wide perimeter groundwater monitoring program and will be submitting a report with recommendations for future continuation of the program while also undertaking additional localized focused groundwater assessment work recently approved by the EPA. U. S. Steel has also submitted and partially completed a Baseline Ecological Risk Assessment work plan for addressing sediments behind the East Breakwall. In addition, U. S. Steel has received approval from the EPA to proceed with an interim stabilization measure to address certain components of the East Side Groundwater Solid Waste Management Area as required by the Order. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for projects is approximately $43 million as of March 31, 2013, based on the estimated remaining costs.

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

On October 8, 2009, Mon Valley Clairton Plant received an Notice of Violation (NOV) from ACHD alleging that the Clairton Plant was culpable for hydrogen sulfide (H2S) Pennsylvania ambient air quality standard exceedances. The NOV requires U. S. Steel to submit a plan with milestones to reduce and minimize fugitive emissions of coke oven gas from the coke producing operations at Clairton including identification of coke oven gas emission sources and method of improved emission prevention and control. While U. S. Steel appealed the NOV on October 16, 2009, U. S. Steel submitted an Action Plan to ACHD that was required by the NOV. U. S. Steel and ACHD have performed H2S modeling and are in the process of evaluating all potential sources of H2S in the area. U. S. Steel and ACHD continue to meet and discuss resolution.

Midwest Plant

A former disposal area located on the east side of the Midwest Plant was designated a SWMU (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. U. S. Steel submitted a Closure Plan to IDEM recommending consolidation and “in-place” closure of the East Side SWMU. IDEM approved the Closure Plan in January 2010. Implementation of the Closure Plan began during the third quarter of 2010 and fieldwork was completed early in the second quarter of 2011. A full vegetative cover over the project area is in place and the Closure Completion Report was approved by IDEM on November 21, 2011. As of March 31, 2013, $4.3 million has been spent on the project. The remaining cost is estimated to be $117,000 for post construction monitoring work and was recorded as an accrued liability as of March 31, 2013.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with the EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform an RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. The cost to U. S. Steel to continue to maintain the interim measures, develop a Phase II/III RFI Work Plan and implement certain corrective measures is estimated to be $735,000. It is reasonably possible that additional costs of as much as $25 million to $45 million may be incurred at this site in combination with four other projects. See Note 20 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, the EPA and the U.S. Department of Justice (DOJ) and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM) with the approval of the EPA assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. The Phase I RFI for waste disposed of at the Exum Materials Management Area was voluntarily implemented in October 2011, completed in December 2011 with the final completion report submitted to ADEM in June 2012. A Phase II RFI for the Fairfield Facility property was completed in December 2012 with the completion report scheduled for submittal to ADEM in the second quarter of 2013. In total, the accrued liability for remaining work under the Corrective Action Program including the former Ensley facility was $361,000 at March 31, 2013, based on estimated remaining costs. It is reasonably possible that additional costs of as much as $25 million to $45 million may be incurred at this site in combination with four other projects. See Note 20 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (OEPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Area of Contamination was submitted in March 2012 and a Phase II workplan that addresses additional soil investigations, site wide groundwater and the pipe mill lagoon was submitted and approved by the OEPA. As of March 31, 2013, U. S. Steel has spent $831,000 on studies at this site. Costs to complete additional projects are estimated to be $409,000. It is reasonably possible that additional costs of as much as $25 million to $45 million may be incurred at this site in combination with four other projects. See Note 20 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Construction and start-up of a seep collection system at the D2 landfill was completed in the third and fourth quarters of 2011. The system was required by OEPA as part of a revised Post-Closure Care Plan for the landfill. Based on subsequent system influent and effluent water quality data, additional seep water treatment will be necessary to meet future permit limits. A permit to install was submitted to, and approved by the OEPA during the fourth quarter that permits installation of the new equipment. As of March 31, 2013, project costs have amounted to $1.4 million. The remaining cost of the project is expected to be $315,000 and was recorded as an accrued liability as of March 31, 2013.

Great Lakes Works

On February 13, 2007, Michigan Department of Environmental Quality (MDEQ) and U. S. Steel agreed to an Administrative Consent Order (the Order) that resolves alleged violations of CWA National Pollutant Discharge Elimination System permits at the Great Lakes Works facility. As required by the Order, U. S. Steel has paid a civil penalty of $300,000 and has reimbursed MDEQ $50,000 in costs. The Order identified certain compliance actions to address the alleged violations. U. S. Steel has completed work on most of these compliance actions, and has initiated work on the others. As of March 31, 2013, $1.8 million has been spent on the project. In addition, $161,000 remains accrued for possible additional requirements.

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

On July 1, 2010, U. S. Steel entered into a Memorandum of Understanding (MOU) with the IEPA that requires Granite City Works to achieve reductions in emissions of particulate matter. U. S. Steel will evaluate and install appropriate controls to achieve this purpose. To complete the obligations pursuant to the MOU, U. S. Steel anticipates incurring expenditures of approximately $55 million to install additional pollution controls at the BOF.

To comply with the Illinois State NOx RACT rule, U. S. Steel will install Flue Gas Recirculation and Continuous Emission Monitors on Boilers 11 and 12 at Granite City Works with expenditures of approximately $4 million. U. S. Steel will also install a NOx continuous emissions monitor for the slab reheat furnaces with expenditures of approximately $1 million.

On November 30, 2012, the IEPA issued a Violation Notice alleging violations of emission standards from the facility’s BOF. In the notice, the IEPA also alleged the facility failed to comply with associated CAA regulations and the facility did not use steam rings at the BOP as required by the facility’s

Title V permit. U. S. Steel met with the IEPA on February 6, 2013 and provided a written response to the IEPA on February 27, 2013. To date, the IEPA has not responded to the U. S. Steel correspondence nor has any penalty been demanded.

Minnesota Ore Operations

On February 6, 2013, the EPA published a Federal Implementation Plan (FIP) that applies to taconite facilities in Minnesota. The FIP establishes and requires the use of low NOx burners on indurating furnaces as Best Available Retrofit Technology. While U. S. Steel has already installed low NOx burners on Minntac Lines 6 and 7 and is currently obligated to install low NOx burners on Lines 3, 4, and 5 pursuant to existing agreements and permits, the rule would require the installation of low NOx burners for the existing line at Keetac for which U. S. Steel did not have an otherwise existing obligation. U. S. Steel estimates the expenditures associated with the installation of low NOx burners are approximately $20 million.

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

On January 20, 2013, U. S. Steel’s Keetac facility received an Alleged Violations Letter (AVL) from MPCA alleging a violation of Minnesota rules during a wind and fugitive dust event on the Keetac Taconite tailings basin in December 2012. In February 2013, U. S. Steel responded to the AVL indicating that no violation occurred; and also explained the actions taken by Keetac during the December wind event to minimize emissions. To date, no response from the MPCA has been received nor has any penalty been assessed.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality. As of March 31, 2013, U. S. Steel has spent $17.8 million to complete remediation on certain areas of the site. Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined that the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit. U. S. Steel has an accrued liability of $65 million as of March 31, 2013, for our estimated share of the remaining costs of remediation.

Duluth Works

The former U. S. Steel Duluth Works site was placed on the National Priorities List under CERCLA in 1983 and on the State of Minnesota’s Superfund list in 1984. Liability for environmental remediation at the site is governed by a Response Order by Consent executed with the MPCA in 1985 and a Record of Decision signed by MPCA in 1989. As of March 31, 2013, U. S. Steel has spent $21.6 million to complete remediation on certain areas of the site. Current activity at the site is focused on completing the feasibility study and remedial design of the two St. Louis River Estuary Operable Units (OUs) along with completing a feasibility study on several Upland OUs, as defined during the latest 5-year review of the site, conducted by the MPCA in 2008. The remaining cost of the project is estimated to be $21 million and was recorded as an accrued liability as of March 31, 2013.

Municipal Industrial Disposal Company (MIDC)

MIDC was a licensed disposal facility where U. S. Steel disposed coal tar and other wastes. The site was mismanaged by the operator and subsequently on August 30, 2002, U. S. Steel entered into a COA with the Pennsylvania Department of Environmental Protection to address the environmental issues at the site. While U. S. Steel was not the only entity to use the facility, U. S. Steel is the single remaining viable company responsible for the cleanup. An engineered remedy for the three locations at the site requiring remediation was implemented in July 2011 and completed in December 2011. The final completion report was submitted to the agency in December 2012. As of March 31, 2013, U. S. Steel has spent $12 million related to the project. The remaining cost of the project is estimated to be $181,000 and was recorded as an accrued liability as of March 31, 2013.

USS-POSCO Industries (UPI)

At UPI, a joint venture between subsidiaries of U. S. Steel and POSCO, corrective measures have been implemented for the majority of the former SWMUs. Prior to the formation of UPI, U. S. Steel owned and operated the Pittsburg, California facility and retained responsibility for the existing environmental conditions. Seven SWMUs remain at the facility. Based on their constituents, six of these SWMUs have been combined into two groups of three, while one SWMU remains a single entity. Investigation of the single SWMU is complete and an engineered remedy is in development for submission to the Department of Toxic Substances Control (DTSC). Investigation for the second SWMU group is also complete with recommendations, limited to future monitoring only, currently under review by the California DTSC. Investigations continue for the remaining SWMU group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the DTSC. As of March 31, 2013, $1 million remains for ongoing environmental studies and investigations. It is reasonably possible that additional costs of as much as $25 million to $45 million may be incurred at this site in combination with four other projects. See Note 20 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

EPA Region V Federal Lawsuit

On August 1, 2012, the U.S. government, joined by the States of Illinois, Indiana and Michigan, filed a complaint in the Northern District of Indiana alleging various CAA and State air regulatory violations that were to have allegedly occurred at Gary Works, Granite City Works, and Great Lakes Works, our three integrated iron and steel facilities located in the EPA’s Region V. The Complaint alleges that Gary Works failed to obtain the proper pre-construction permit for a routine reline of its Blast Furnace No. 4 in 1990, and that the three facilities failed to meet certain operational, maintenance, opacity, and recordkeeping requirements under the CAA and its implementing regulations. The Complaint requests relief in the form of statutory penalties for each violation and for injunctive relief. U. S. Steel believes that the claims asserted in the complaint are not justified and are without statutory foundation. On September 21, 2012, U. S. Steel filed a motion to dismiss the U.S. government’s claims for relief regarding the 1990 reline of the Gary Blast Furnace No. 4 and filed an answer to the remaining allegations in the Complaint. On January 24, 2013, the Court heard oral arguments regarding the motion to dismiss. The motion is still pending before the Court. U. S. Steel will continue to vigorously defend against these claims. At this time, the potential outcome is not reasonably estimable.

Other

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a consent order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation was essentially completed in 2007 and U. S. Steel and SSB continue to work with KDHE to address the remaining issues. As such, the Consent Order is being renegotiated to investigate potential contamination beyond the boundary of the former zinc smelting operation. An amended Consent Order is expected to be approved by KDHE in the second quarter of 2013. At March 31, 2013, an accrual of $264,000 remains available for addressing these outstanding issues.

On January 18, 2011, KDHE signed a Consent Agreement and Final Order (CAFO), which obligates U. S. Steel to prepare and implement a corrective action plan for two sites in Girard, Kansas. The sites are referred to as the Girard Zinc Works and the Cherokee Lanyon #2 site. The CAFO recognizes a single project incorporating the corrective action for both sites. An addendum to the May 2012 Final Corrective Action Completion Report summarizing completion of fieldwork was submitted to KDHE on March 18, 2013 and subsequently approved by KDHE on March 22, 2013. U. S. Steel is currently working with KDHE in developing a long term care agreement to address post closure items for the site. As of March 31, 2013, U. S. Steel has an accrued liability of approximately $71,000.

In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel’s allocated share is approximately 16 percent. The Remedial Action Plan for the site was approved by TCEQ in June 2009. Implementation of remedial measures was initiated in July 2010 and all fieldwork was completed in November 2011. On March 18, 2013, TCEQ approved the Response Action Completion Report. The accrued liability for U. S. Steel’s share to implement the post-closure monitoring program was $774,000 as of March 31, 2013.

In May 2010, MPCA notified Canadian National Railroad Company (CN) of apparent environmental impacts on their property adjacent to the former U. S. Steel Duluth Works. U. S. Steel subsequently obtained information indicating U. S. Steel’s connection to the site as well as reviewed a site investigation report that CN prepared and submitted to MPCA in August 2011. On December 6, 2011, U. S. Steel agreed to purchase the site and to take responsibility for addressing the identified environmental impacts. The property transaction was closed on June 26, 2012. As of March 31, 2013, U. S. Steel has an accrued liability of approximately $2 million.

The Canadian and Ontario governments have identified for remediation a sediment deposit, commonly referred to as Randle Reef, in Hamilton Harbor near USSC’s Hamilton Works, for which the regulatory agencies estimate expenditures with a net present value of approximately C$120 million (approximately $118 million). The national and provincial governments have each allocated C$40 million (approximately $39 million) for this project. Local sources, including industry, have also agreed to provide funding of C$40 million (approximately $39 million) for the project. USSC has committed to contribute approximately 11,000 tons of hot rolled steel and to fund C$2 million (approximately $2 million). The steel contribution is expected to be made in 2014. As of March 31, 2013, U. S. Steel has an accrued liability of approximately $10 million reflecting the contribution commitment.

U. S. Steel is identified as a PRP at the former Breslube-Penn operating site, an oil recycling and solvent recovery operation located in Coraopolis, PA. U. S. Steel’s allocated share of the cost among the participating PRPs is approximately 29 percent. A Record of Decision was issued by the EPA in

August 2007 and a Remedial Design was preliminarily approved in 2011 and is still under review by the agencies. As of March 31, 2013, U. S. Steel has an accrued liability of approximately $2 million reflecting U. S. Steel’s share of the cost to implement remedial measures at the site.

ASBESTOS LITIGATION

At March 31, 2013, U. S. Steel was a defendant in approximately 780 active cases involving approximately 3,320 plaintiffs. As of December 31, 2012, U. S. Steel was a defendant in approximately 790 active cases involving approximately 3,330 plaintiffs. For the period ended March 31, 2013, settlements and dismissals resulted in the disposition of approximately 75 claims and U. S. Steel paid approximately $1 million in settlements. New filings added approximately 65 claims.

About 2,560, or approximately 77 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Most of the claims filed in recent years involve individual or small groups of claimants.

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

In every asbestos case in which U. S. Steel is named as a party, the complaints are filed against numerous named defendants and generally do not contain allegations regarding specific monetary damages sought. To the extent that any specific amount of damages is sought, the amount applies to claims against all named defendants and in no case is there any allegation of monetary damages against U. S. Steel. Historically, approximately 89 percent of the cases against U. S. Steel did not specify any damage amount or stated that the damages sought exceeded the amount required to establish jurisdiction of the court in which the case was filed. (Jurisdictional amounts generally range from $25,000 to $75,000). U. S. Steel does not consider the amount of damages alleged, if any, in a complaint to be relevant in assessing our potential exposure to asbestos liabilities.

U. S. Steel aggressively pursues grounds for the dismissal of U. S. Steel from pending cases and litigates cases to verdict where we believe litigation is appropriate. U. S. Steel also makes efforts to settle appropriate cases, especially mesothelioma cases, for reasonable, and frequently nominal, amounts.

The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
December 31, 2010	3,040	200	250	3,090	$8
December 31, 2011	3,090	130	275	3,235	$8
December 31, 2012	3,235	190	285	3,330	$15
March 31, 2013	3,330	75	65	3,320	$1

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

Item 5.	OTHER INFORMATION

(a) On March 5, 2013, U. S. Steel received an Imminent Danger Order under Section 107(a) of the Federal Mine Safety and Health Act of 1977 (30 U.S.C. 817(a)) from the Mine Safety and Health Administration of the Department of Labor (“MSHA”) in connection with its operation of the Minntac Mine in Mt. Iron, Minnesota (Mine ID: 21-00282). The Order was vacated by MSHA on March 21, 2013.

Item 6.	EXHIBITS

4.1

Sixth Supplemental Indenture dated as of March 26, 2013 between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, regarding 6.875% Senior Notes due April 1, 2021. Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on March 27, 2013, Commission File Number 1-16811.

4.2

Seventh Supplemental Indenture dated as of March 26, 2013 between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, regarding 2.75% Senior Convertible Notes due April 1, 2019. Incorporated by reference to Exhibit 4.2 to United States Steel Corporation’s Form 8-K filed on March 27, 2013, Commission File Number 1-16811.

10.1	Base Salaries of Named Executive Officers.

31.1

Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure required under Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By	/s/ Gregory A. Zovko

Gregory A. Zovko
Vice President and Controller

April 30, 2013

WEB SITE POSTING

This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.