Form 10-Q
period 2013-06-30
UNITED STATES STEEL CORP
filed 2013-07-30
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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
(412) 433-1121
(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ✓ ] No [    ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes     No ✓
Common stock outstanding at July 25, 2013 – 144,657,396 shares

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2013	2012	2013	2012
Net sales:
Net sales	$4,119	$4,695	$8,436	$9,528
Net sales to related parties (Note 19)	310	322	588	661
Total	4,429	5,017	9,024	10,189
Operating expenses (income):
Cost of sales (excludes items shown below)	4,114	4,485	8,356	9,118
Selling, general and administrative expenses	151	165	296	331
Depreciation, depletion and amortization	170	164	341	327
Loss (income) from investees	3	(44)	(5)	(68)
Net (gain) loss on disposal of assets (Note 4)	(1)	—	—	309
Other (income) expense, net	(1)	(6)	5	(8)
Total	4,436	4,764	8,993	10,009
(Loss) income from operations	(7)	253	31	180
Interest expense	58	66	143	115
Interest income	(1)	(1)	(2)	(5)
Other financial costs	11	17	31	22
Net interest and other financial costs (Note 7)	68	82	172	132
(Loss) income before income taxes and noncontrolling interests	(75)	171	(141)	48
Income tax provision (Note 9)	3	70	10	166
Net (loss) income	(78)	101	(151)	(118)
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net (loss) income attributable to United States Steel Corporation	$(78)	$101	$(151)	$(118)
Earnings per common share (Note 11):
Earnings per share attributable to United States Steel Corporation shareholders:
-Basic	$(0.54)	$0.70	$(1.05)	$(0.82)
-Diluted	$(0.54)	$0.62	$(1.05)	$(0.82)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
Net (loss) income	$(78)	$101	$(151)	$(118)
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	19	(91)	(18)	16
Changes in pension and other employee benefit accounts	69	66	138	136
Total other comprehensive income (loss), net of tax	88	(25)	120	152
Comprehensive income (loss) including noncontrolling interest	10	76	(31)	34
Comprehensive loss attributable to noncontrolling interest	—	—	—	—
Comprehensive income (loss) attributable to United States Steel Corporation	$10	$76	$(31)	$34

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$767	$570
Receivables, less allowance of $54 and $55	1,971	1,872
Receivables from related parties (Note 19)	171	218
Inventories (Note 12)	2,269	2,503
Deferred income tax benefits (Note 9)	167	171
Other current assets	71	40
Total current assets	5,416	5,374
Property, plant and equipment	16,902	16,906
Less accumulated depreciation and depletion	10,746	10,498
Total property, plant and equipment, net	6,156	6,408
Investments and long-term receivables, less allowance of $3 in both periods	621	609
Intangibles – net (Note 5)	277	253
Goodwill (Note 5)	1,790	1,822
Deferred income tax benefits (Note 9)	306	424
Other noncurrent assets	298	327
Total assets	$14,864	$15,217
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$1,650	$1,722
Accounts payable to related parties (Note 19)	93	78
Bank checks outstanding	47	15
Payroll and benefits payable	950	977
Accrued taxes	151	146
Accrued interest	55	50
Short-term debt and current maturities of long-term debt (Note 14)	322	2
Total current liabilities	3,268	2,990
Long-term debt, less unamortized discount (Note 14)	3,611	3,936
Employee benefits	4,122	4,416
Deferred credits and other noncurrent liabilities	389	397
Total liabilities	11,390	11,739
Contingencies and commitments (Note 20)
Stockholders’ Equity (Note 17):
Common stock (150,925,911 shares issued) (Note 11)	151	151
Treasury stock, at cost (6,276,682 and 6,643,553 shares)	(482)	(521)
Additional paid-in capital	3,656	3,652
Retained earnings	3,296	3,463
Accumulated other comprehensive loss (Note 18)	(3,148)	(3,268)
Total United States Steel Corporation stockholders’ equity	3,473	3,477
Noncontrolling interests	1	1
Total liabilities and stockholders’ equity	$14,864	$15,217

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2013	2012
Increase (decrease) in cash and cash equivalents
Operating activities:
Net loss	$(151)	$(118)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	341	327
Provision for doubtful accounts	(1)	(3)
Pensions and other postretirement benefits	10	(111)
Deferred income taxes	(2)	107
Net loss on disposal of assets (Note 4)	—	309
Currency remeasurement loss	21	6
Distributions received, net of equity investees income	4	(7)
Changes in:
Current receivables	(64)	(159)
Inventories	204	252
Current accounts payable and accrued expenses	(10)	158
Income taxes receivable/payable	(3)	22
Bank checks outstanding	32	31
All other, net	3	47
Net cash provided by operating activities	384	861
Investing activities:
Capital expenditures	(221)	(397)
Acquisition of intangible assets (Note 5)	(12)	—
Disposal of assets	1	133
Change in restricted cash, net	34	10
Investments, net	(6)	(1)
Net cash used in investing activities	(204)	(255)
Financing activities:
Revolving credit facilities – borrowings	—	523
– repayments	—	(653)
Receivables Purchase Agreement payments	—	(380)
Issuance of long-term debt, net of financing costs	576	392
Repayment of long-term debt	(542)	(315)
Dividends paid	(14)	(14)
Net cash provided by (used in) financing activities	20	(447)
Effect of exchange rate changes on cash	(3)	(2)
Net increase in cash and cash equivalents	197	157
Cash and cash equivalents at beginning of year	570	408
Cash and cash equivalents at end of period	$767	$565

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
On July 18, 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 requires the netting of unrecognized tax benefits (UTBs) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs are required to be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. U. S. Steel early adopted ASU 2013-11 in the second quarter of 2013 on a prospective basis which resulted in a reduction of approximately $35 million in the presentation of our noncurrent deferred tax assets and unrecognized tax benefits (within deferred credits and other noncurrent liabilities).
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
The results of segment operations for the three months ended June 30, 2013 and 2012 are:

(In millions) Second Quarter 2013	Customer Sales	Intersegment Sales	Net Sales	Income (loss) from investees	Income (loss) from operations
Flat-rolled	$2,876	$326	$3,202	$3	$(51)
USSE	778	1	779	—	10
Tubular	709	1	710	(5)	45
Total reportable segments	4,363	328	4,691	(2)	4
Other Businesses	66	35	101	(1)	43
Reconciling Items and Eliminations	—	(363)	(363)	—	(54)
Total	$4,429	$—	$4,429	$(3)	$(7)

Second Quarter 2012
Flat-rolled	$3,356	$539	$3,895	$45	$177
USSE	763	26	789	—	34
Tubular	871	2	873	—	103
Total reportable segments	4,990	567	5,557	45	314
Other Businesses	27	36	63	(1)	16
Reconciling Items and Eliminations	—	(603)	(603)	—	(77)
Total	$5,017	$—	$5,017	$44	$253
The results of segment operations for the six months ended June 30, 2013 and 2012 are:

(In millions) First Six Months 2013	Customer Sales	Intersegment Sales	Net Sales	Income (loss) from investees	Income (loss) from operations
Flat-rolled	$5,979	$661	$6,640	$13	$(64)
USSE	1,561	2	1,563	—	48
Tubular	1,395	2	1,397	(6)	109
Total reportable segments	8,935	665	9,600	7	93
Other Businesses	89	69	158	(2)	48
Reconciling Items and Eliminations	—	(734)	(734)	—	(110)
Total	$9,024	$—	$9,024	$5	$31

First Six Months 2012
Flat-rolled	$6,656	$990	$7,646	$73	$360
USSE	1,578	75	1,653	—	—
Tubular	1,817	3	1,820	(3)	232
Total reportable segments	10,051	1,068	11,119	70	592
Other Businesses	138	92	230	(2)	33
Reconciling Items and Eliminations	—	(1,160)	(1,160)	—	(445)
Total	$10,189	$—	$10,189	$68	$180

The following is a schedule of reconciling items to income (loss) from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Items not allocated to segments:
Postretirement benefit expense (a)	$(54)	$(77)	$(110)	$(154)
Other items not allocated to segments:
Net loss on the sale of assets (Note 4)	$—	$—	$—	$(310)
Property tax settlements	—	—	—	19
Total other items not allocated to segments	—	—	—	(291)
Total reconciling items	$(54)	$(77)	$(110)	$(445)
(a) Consists of the net periodic benefit cost elements, other than service cost and amortization of prior service cost for active employees, associated with our pension, retiree health care and life insurance benefit plans.
4.    Dispositions
The net loss on disposal of assets for the first six months of 2012 primarily relates to the following dispositions:
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
5.     Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2013 are as follows:

	Flat-rolled Segment	USSE Segment	Tubular Segment	Total
Balance at December 31, 2012	$984	$4	$834	$1,822
Goodwill from acquisitions	—	—	3	$3
Currency translation	(35)	—	—	(35)
Balance at June 30, 2013	$949	$4	$837	$1,790
Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired. We have two reporting units that include nearly all of our goodwill: our Flat-rolled reporting unit and our Texas Operations reporting unit, which is part of our Tubular operating segment.
Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate that the carrying value may not be recoverable. U. S. Steel completed its annual goodwill impairment evaluation, by performing a qualitative assessment, during the third quarter of 2012 and determined, on the basis of a number of economic, cost, market and other qualitative factors, that there was no indication of goodwill impairment for any of the reporting units. Goodwill impairment tests in prior years also indicated that goodwill was not impaired for any reporting unit.

Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of June 30, 2013			As of December 31, 2012
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$216	$58	$158	$221	$54	$167
Other	2-20 Years	23	12	11	22	11	11
Total amortizable intangible assets		$239	$70	$169	$243	$65	$178
The carrying amount of acquired water rights with indefinite lives as of June 30, 2013 and December 31, 2012 totaled $75 million. The water rights are tested for impairment annually in the third quarter. U. S. Steel completed its annual evaluation during the third quarter of 2012 by performing a qualitative assessment which indicated that the water rights were not impaired. Prior year impairment tests also indicated that the water rights were not impaired.
During the second quarter of 2013, U. S. Steel acquired indefinite-lived intangible assets for $12 million and entered into an agreement to make future payments contingent upon certain factors. As of June 30, 2013, U. S. Steel recorded a liability of $24 million to reflect the fair value of the contingent consideration. The aggregate purchase price was $36 million, and U. S. Steel allocated $33 million to indefinite-lived intangible assets, based upon their estimated fair value, and the remaining $3 million to goodwill. The liability for contingent consideration will be reassessed each quarter. The maximum potential liability for contingent consideration is $53 million.
Amortization expense was $2 million in both the three months ended June 30, 2013 and 2012 and was $5 million in both the six months ended June 30, 2013 and 2012. The estimated future amortization expense of identifiable intangible assets during the next five years is $6 million for the remaining portion of 2013 and $11 million each year from 2014 to 2017.

6.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost for the three months ended June 30, 2013 and 2012:

	Pension Benefits		Other Benefits
(In millions)	2013	2012	2013	2012
Service cost	$32	$30	$7	$8
Interest cost	102	117	36	46
Expected return on plan assets	(153)	(153)	(32)	(29)
Amortization of prior service cost	6	4	(4)	5
Amortization of actuarial net loss	91	88	7	—
Net periodic benefit cost, excluding below	78	86	14	30
Multiemployer plans	18	17	—	—
Net periodic benefit cost	$96	$103	$14	$30
The following table reflects the components of net periodic benefit cost for the six months ended June 30, 2013 and 2012:

	Pension Benefits		Other Benefits
(In millions)	2013	2012	2013	2012
Service cost	$64	$59	$14	$15
Interest cost	203	233	71	91
Expected return on plan assets	(307)	(306)	(65)	(57)
Amortization of prior service cost	12	9	(7)	11
Amortization of actuarial net loss	183	176	15	—
Net periodic benefit cost, excluding below	155	171	28	60
Multiemployer plans	36	34	—	—
Settlement, termination and curtailment gains	—	(2)	—	—
Net periodic benefit cost	$191	$203	$28	$60
Employer Contributions
During the first six months of 2013, U. S. Steel made $45 million in required cash contributions to the USSC pension plans, cash payments of $36 million to the Steelworkers’ Pension Trust and $4 million of pension payments not funded by trusts.
During the first six months of 2013, cash payments of $113 million were made for other postretirement benefit payments not funded by trusts. In addition, U. S. Steel made a required contribution of $10 million in the first six months of 2013 to our trust for represented retiree health care and life insurance benefits.
Company contributions to defined contribution plans totaled $11 million in both the three months ended June 30, 2013 and 2012. Company contributions to defined contribution plans totaled $22 million and $21 million for the six months ended June 30, 2013 and 2012, respectively.

Pension Funding
In January 2013, U. S. Steel's Board of Directors authorized voluntary contributions to U. S. Steel's trusts for pensions and other benefits of up to $300 million through the end of 2014. U. S. Steel made voluntary contributions to our main U.S. defined benefit plan of $140 million in 2012. U. S. Steel will likely make voluntary contributions of similar amounts in future periods in order to mitigate potentially larger mandatory contributions in later years. Assuming future asset performance consistent with our expected long-term earnings rate assumption of 7.75%, we anticipate that the interest rate formula changes in the pension stabilization legislation enacted in 2012 will allow us to continue to make voluntary contributions of approximately $140 million per year through 2015 before we could be required to contribute more than that amount should the current low interest rate environment continue.
7.    Net Interest and Other Financial Costs
Net interest and other financial costs includes interest expense, interest income, financing costs, derivatives gains and losses and foreign currency remeasurement gains and losses. Foreign currency gains and losses are a result of foreign currency denominated assets and liabilities that require remeasurement. During the three months ended June 30, 2013 and 2012, net foreign currency remeasurement losses of $3 million and $10 million, respectively, were recorded in other financial costs. During the six months ended June 30, 2013 and 2012, net foreign currency remeasurement losses of $12 million and $8 million, respectively, were recorded in other financial costs.
For the six months ended June 30, 2013, net interest and other financial costs also includes a charge of $34 million related to repurchases of approximately $542 million aggregate principal amount of our 4.00% Senior Convertible Notes due May 15, 2014 (see Note 14 for further details). For the three and six months ended June 30, 2012, net interest and other financial costs also includes a charge of $18 million associated with the April 2012 redemption of all of our $300 million Senior Notes due June 1, 2013.
See Note 13 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure.

8.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee) under several stock-based employee compensation plans, which are more fully described in Note 12 of the United States Steel Corporation 2012 Annual Report on Form 10-K. An aggregate of 15,450,000 shares of U. S. Steel common stock may be issued under the plans. As of June 30, 2013, 1,662,363 shares are available for future grants.

U. S. Steel recognized pre-tax stock-based compensation cost in the amount of $9 million and $10 million in the three months ended June 30, 2013 and 2012, respectively, and $19 million in both the first six months of 2013 and 2012.

Recent grants of stock-based compensation consist of stock options, restricted stock units and performance awards. Historically, the Committee has granted traditional stock options with an exercise price equal to the stock price on the date of grant. For the May 2013 grant, premium-priced stock options with an exercise price of $25 per share were awarded to executives in lieu of traditional stock options. The following table is a general summary of the awards made under the Plan.

	May 2013 Grant		May 2012 Grant
Grant Details	Shares (a)	Fair Value (b)	Shares (a)	Fair Value (b)
Executive Stock Options	483,900	$8.50	456,070	$11.95
Non-executive Stock Options	970,640	$9.70	993,310	$11.95
Restricted Stock Units	863,170	$18.64	867,600	$22.31
Performance Awards (c)	265,340	$21.26	286,470	$25.36
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Per share amounts.
(c) The number of Performance Awards shown represents the target value of the award.

As of June 30, 2013, total future compensation cost related to nonvested stock-based compensation arrangements was $53 million, and the weighted average period over which this cost is expected to be recognized is approximately 1.5 years.

Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The stock options vest ratably over a three-year service period and have a term of ten years.

Black-Scholes Assumptions	May 2013 Executive Grant	May 2013 Non-Executive Grant	May 2012 Grant
Grant date price per share of option award	$18.64	$18.64	$22.31
Exercise price per share of option award	$25.00	$18.64	$22.31
Expected annual dividends per share, at grant date	$0.20	$0.20	$0.20
Expected life in years	5.0	5.0	5.0
Expected volatility	67%	67%	68%
Risk-free interest rate	1.049%	1.049%	0.8%
Grant date fair value per share of unvested option awards as calculated from above	$8.50	$9.70	$11.95

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

Performance awards vest at the end of a three-year performance period as a function of U. S. Steel's total shareholder return compared to the total shareholder return of a group of peer companies over the three-year performance period. Performance awards can vest at between zero and 200 percent of the target award. The fair value of the performance awards is calculated using a Monte-Carlo simulation.
9.    Income Taxes
Tax provision
For the six months ended June 30, 2013 and 2012, we recorded a tax provision of $10 million on our pretax loss of $141 million and a tax provision of $166 million on our pretax income of $48 million, respectively. The tax provision does not reflect any tax benefit for pretax losses in Canada and Serbia (USSS was sold on January 31, 2012), which are jurisdictions where we have, or had, recorded full valuation allowances on deferred tax assets, and also does not reflect any tax provision or benefit for certain foreign currency remeasurement gains and losses that are not recognized in any tax jurisdiction. In addition, no significant tax benefit was recorded on the $399 million loss on the sale of USSS.
The tax provision for the first six months of 2013 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2013 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2013 could be materially different from the forecasted amount used to estimate the tax provision for the six months ended June 30, 2013.
Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in ASC Topic 740 on income taxes. The total amount of gross unrecognized tax benefits was $87 million at June 30, 2013 and $85 million at December 31, 2012. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $68 million and $65 million as of June 30, 2013 and December 31, 2012, respectively.
U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of both June 30, 2013 and December 31, 2012, U. S. Steel had accrued liabilities of $7 million for interest related to uncertain tax positions. U. S. Steel currently does not have a liability for tax penalties.

It is reasonably expected that during the next 12 months unrecognized tax benefits related to income tax issues will decrease by approximately $10 million.
Deferred taxes
As of June 30, 2013, the net domestic deferred tax asset was $415 million compared to $538 million at December 31, 2012. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. We continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.
As of June 30, 2013, the net foreign deferred tax asset was $58 million, net of established valuation allowances of $1,117 million. At December 31, 2012, the net foreign deferred tax asset was $57 million, net of established valuation allowances of $1,099 million. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro and the Canadian dollar. At December 31, 2012, a full valuation allowance was recorded for the net Canadian deferred tax asset primarily due to cumulative losses in Canada in recent years.
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

10.    Significant Equity Investments
Summarized unaudited income statement information for our significant equity investments for the six months ended June 30, 2013 and 2012 is reported below (amounts represent 100% of investee financial information):

(In millions)	2013	2012
Net sales	$1,236	$1,305
Cost of sales	937	915
Operating income	268	337
Net income	257	333
Net income attributable to significant equity investments	257	333
U. S. Steel’s portion of the equity in net income of the significant equity investments above was $23 million and $73 million for the six months ended June 30, 2013 and 2012, respectively, which is included in the income from investees line on the Consolidated Statement of Operations.
11.    Earnings and Dividends Per Common Share
Earnings Per Share Attributable to United States Steel Corporation Shareholders
Basic earnings per common share is based on the weighted average number of common shares outstanding during the period.
Diluted earnings per common share assumes the exercise of stock options, the vesting of restricted stock units and performance awards and the conversion of convertible notes, provided in each case the effect is dilutive. The “if-converted” method is used to calculate the dilutive effect of the Senior Convertible Notes due in 2014 and the “treasury stock” method is used to calculate the dilutive effect of the Senior Convertible Notes due in 2019 (due to our current intent and policy, among other factors, to settle the principal amount of the 2019 Senior Convertible Notes in cash upon conversion).

The computations for basic and diluted earnings per common share from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2013	2012	2013	2012
Net (loss) income attributable to United States Steel
Corporation shareholders	$(78)	$101	$(151)	$(118)
Plus income effect of assumed conversion-interest on convertible notes	—	6	—	—
Net (loss) income after assumed conversion	$(78)	$107	$(151)	$(118)
Weighted-average shares outstanding (in thousands):
Basic	144,485	144,176	144,419	144,123
Effect of convertible notes	—	27,059	—	—
Effect of stock options, restricted stock units and performance awards	—	181	—	—
Adjusted weighted-average shares outstanding, diluted	144,485	171,416	144,419	144,123
Basic earnings per common share	$(0.54)	$0.70	$(1.05)	$(0.82)
Diluted earnings per common share	$(0.54)	$0.62	$(1.05)	$(0.82)
The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013		2012
Securities granted under the 2005 Stock Incentive Plan	7,177	4,330	7,177		5,575
Securities convertible under the Senior Convertible Notes	10,058	—	18,042	(a)	27,059
Total	17,235	4,330	25,219		32,634
(a) On March 27, 2013, we repurchased approximately $542 million aggregate principal amount of our 4% Senior Convertible Notes due in 2014. If the repurchases had occurred on January 1, 2013, the antidilutive securities would be 10,058 for the six months ended June 30, 2013.
Dividends Paid Per Share
The dividend for each of the first and second quarters of 2013 and 2012 was five cents per common share.
12.    Inventories
Inventories are carried at the lower of cost or market. The first-in, first-out method is the predominant method of inventory costing in Europe and Canada. The last-in, first-out (LIFO) method is the predominant method of inventory costing in the United States. At June 30, 2013 and December 31, 2012, the LIFO method accounted for 59 percent and 56 percent of total inventory values, respectively.

(In millions)	June 30, 2013	December 31, 2012
Raw materials	$860	$945
Semi-finished products	820	883
Finished products	494	573
Supplies and sundry items	95	102
Total	$2,269	$2,503
Current acquisition costs were estimated to exceed the above inventory values by $1.0 billion at both June 30, 2013 and December 31, 2012. The effect of liquidations of LIFO inventories was insignificant in both the three and six months ended June 30, 2013. Cost of sales was reduced by $6 million and $11 million in the three and six months ended June 30, 2012, respectively, as a result of liquidation of LIFO inventories.
Inventory includes $86 million of land held for residential or commercial development as of both June 30, 2013 and December 31, 2012.
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
As of June 30, 2013, U. S. Steel held euro forward sales contracts with a total notional value of approximately $347 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.
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
The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel’s financial statements as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012:

		Fair Value	Fair Value
(In millions)	Balance Sheet Location	June 30, 2013	December 31, 2012
Foreign exchange forward contracts	Accounts receivable	$2	$—
Foreign exchange forward contracts	Accounts payable	$5	$12

	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
(In millions)		Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Foreign exchange forward contracts	Other financial costs	$(7)	$4

	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
(In millions)		Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Foreign exchange forward contracts	Other financial costs	$26	$13

In accordance with the guidance found in ASC Topic 820 on fair value measurements and disclosures, the fair value of our euro forward sales contracts was determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used are from market sources that aggregate data based upon market transactions.
14.    Debt

(In millions)	Interest Rates %	Maturity	June 30, 2013	December 31, 2012
2037 Senior Notes	6.65	2037	$350	$350
2022 Senior Notes	7.50	2022	400	400
2021 Senior Notes	6.875	2021	275	—
2020 Senior Notes	7.375	2020	600	600
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2019 Senior Convertible Notes	2.75	2019	316	—
2014 Senior Convertible Notes	4.00	2014	321	863
Province Note (C$150 million)	1.00	2015	143	151
Environmental Revenue Bonds	5.38 - 6.88	2015 - 2042	549	549
Recovery Zone Facility Bonds	6.75	2040	70	70
Fairfield Caster Lease		2022	35	35
Other capital leases and all other obligations		2013 - 2014	—	1
Amended Credit Agreement	Variable	2016	—	—
USSK Revolver	Variable	2013	—	—
USSK credit facility	Variable	2015	—	—
Total Debt			4,009	3,969
Less Province Note fair value adjustment			18	23
Less unamortized discount			58	8
Less short-term debt and long-term debt due within one year			322	2
Long-term debt			$3,611	$3,936
To the extent not otherwise discussed below, information concerning the Senior Notes, the 2014 Senior Convertible Notes and other listed obligations can be found in Note 14 of the audited financial statements in the 2012 Annual Report on Form 10-K.
2021 Senior Notes
On March 26, 2013, U. S. Steel issued $275 million of 6.875% Senior Notes due April 1, 2021 (2021 Senior Notes). U. S. Steel received net proceeds from the offering of $270 million after fees of $5 million related to the underwriting discount and third party expenses. The net proceeds from the issuance of the 2021 Senior Notes, together with the net proceeds of the concurrent 2019 Senior Convertible Notes offering (see below), were used to repurchase a portion of our 4.00% Senior Convertible Notes due May 15, 2014 (the 2014 Senior Convertible Notes). Interest on the notes is payable semi-annually on April 1st and October 1st of each year, commencing on October 1, 2013.

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
2019 Senior Convertible Notes
On March 26, 2013, U. S. Steel issued $316 million of 2.75% Senior Convertible Notes due April 1, 2019 (the 2019 Senior Convertible Notes). U. S. Steel received net proceeds from the offering of $306 million after fees of $10 million related to the underwriting discount and third party expenses. The net proceeds from the issuance of the 2019 Senior Convertible Notes, together with the net proceeds of the concurrent 2021 Senior Notes offering (see above), were used to repurchase a portion of our 2014 Senior Convertible Notes. Interest on the 2019 Senior Convertible Notes is payable semi-annually on April 1st and October 1st of each year, commencing on October 1, 2013.
The initial conversion rate for the 2019 Senior Convertible Notes is 39.5491 shares of U. S. Steel common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $25.29 per share of common stock, subject to adjustment as defined in the 2019 Senior Convertible Notes. On the issuance date of the 2019 Senior Convertible Notes, the market price of U. S. Steel’s common stock was below the stated conversion price of $25.29 so there was no beneficial conversion option to the holders. Based on the initial conversion rate, the 2019 Senior Convertible Notes are convertible into 12,507,403 shares of U. S. Steel common stock and we reserved for the possible issuance of 16,259,615 shares, which is the maximum amount that could be issued upon conversion. Holders may convert their notes at their option prior to the close of business on the business day immediately preceding October 1, 2018 only under certain circumstances (as described in the 2019 Senior Convertible Notes). On or after October 1, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2019 Senior Convertible Notes at any time. Upon conversion, we will satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock at our election. Any unconverted 2019 Senior Convertible Notes mature at par on April 1, 2019.
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
Although the 2019 Senior Convertible Notes were issued at par, for accounting purposes the proceeds received from the issuance of the notes are allocated between debt and equity to reflect the fair value of the conversion option embedded in the notes and the fair value of similar debt without the conversion option. As a result, $53 million of the gross proceeds of the 2019 Senior Convertible Notes was recorded as an increase in additional paid-in capital with the offsetting amount recorded as a debt discount. The debt discount will be amortized over the term of the 2019 Senior Convertible Notes using an interest rate of 6.2% (the estimated effective borrowing rate for nonconvertible debt at the time of issuance) which will accrete the carrying value of the notes to the principal amount at maturity. As of June 30, 2013, the remaining unamortized debt discount was $51 million and the net carrying amount of the 2019 Senior Convertible Notes was $265 million.
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
The repurchases were funded with the net proceeds from the 2021 Senior Notes and the 2019 Senior Convertible Notes and cash. The aggregate purchase price, including accrued and unpaid interest and fees, for the convertible notes repurchased was approximately $580 million. U. S. Steel recorded a pretax charge of $34 million to net interest and other financial costs (see Note 7) in the first six months of 2013 related mainly to the repurchase premiums.
Amended Credit Agreement
As of June 30, 2013, there were no amounts drawn on the Amended Credit Agreement, which expires July 20, 2016, and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10% of the total aggregate commitments and $87.5 million. Since availability was greater than $87.5 million, compliance with the fixed charge coverage ratio covenant was not applicable. Based on the most recent four quarters as of June 30, 2013, we would not meet this covenant. If the value of inventory does not support the full amount of the facility or we remain unable to meet this covenant in the future, the full amount of this facility would not be available to the Company.
Receivables Purchase Agreement
As of June 30, 2013, U. S. Steel has a Receivables Purchase Agreement (RPA) under which eligible trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned, bankruptcy-remote, special purpose entity used only for the securitization program. As U. S. Steel accesses this facility, USSR sells senior undivided interests in the receivables to certain third-party commercial paper conduits, while maintaining a subordinated undivided interest in a portion of the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates.
At both June 30, 2013 and December 31, 2012, eligible accounts receivable supported $625 million of availability under the RPA and there were no receivables sold to third-party conduits under this facility.
USSR pays the conduits a discount based on the conduits’ borrowing costs plus incremental fees. We paid $1 million in each of the three month periods ended June 30, 2013 and 2012 and $2 million in each of the six month periods ended June 30, 2013 and 2012 relating to fees on the RPA. These costs are included in other financial costs in the statement of operations.
Generally, the facility provides that as payments are collected from the sold accounts receivables, USSR may elect to have the conduits reinvest the proceeds in new eligible accounts receivable. As there was no activity under this facility during the six months ended June 30, 2013, there were no collections reinvested. During the six months ended June 30, 2012, collection of accounts receivable of approximately $1,175 million were reinvested.
The eligible accounts receivable and receivables sold to third-party conduits are summarized below:

(In millions)	June 30, 2013	December 31, 2012
Balance of accounts receivable-net, eligible for sale to third-party conduits	$1,128	$1,127
Accounts receivable sold to third-party conduits	—	—
Balance included in Receivables on the balance sheet of U. S. Steel	$1,128	$1,127
The net book value of U. S. Steel’s retained interest in the receivables represents the best estimate of the fair market value due to the short-term nature of the receivables. The retained interest in the receivables is recorded net of the allowance for bad debts, which historically have not been significant.

The facility may be terminated on the occurrence and failure to cure certain events, including, among others, failure of USSR to maintain certain ratios related to the collectability of the receivables and failure to make payment under its material debt obligations and may also be terminated upon a change of control. The facility was scheduled to expire in July 2014; however, on July 12, 2013, U. S. Steel entered into an amendment of the RPA that extended the expiration to July 2016.
Change in control event
In the event of a change in control of U. S. Steel, debt obligations totaling $3,212 million at June 30, 2013, which includes the Senior Notes and Senior Convertible Notes, may be declared immediately due and payable. In addition, the Amended Credit Agreement, RPA and the USSK €200 million revolving credit facility may be terminated and any amount outstanding thereunder may be declared immediately due and payable. In such event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $41 million or provide a letter of credit to secure the remaining obligation.
U. S. Steel Košice (USSK) credit facilities
At June 30, 2013, USSK had no borrowings under its €200 million (approximately $262 million) unsecured revolving credit facility.

On July 15, 2013, USSK entered into a €200 million revolving credit facility agreement (the Credit Agreement) that replaced USSK's €200 million credit facility that was scheduled to expire in August 2013. The Credit Agreement contains certain USSK financial covenants (as further defined in the Credit Agreement) as well as other customary terms and conditions. The Credit Agreement expires in July 2016.
At June 30, 2013, USSK had no borrowings under its €20 million unsecured credit facility (which approximated $26 million) and the availability was approximately $24 million due to approximately $2 million of customs and other guarantees outstanding.
15.    Asset Retirement Obligations
U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs:

(In millions)	June 30, 2013	December 31, 2012
Balance at beginning of year	$33	$38
Additional obligations incurred	—	2
Obligations settled	(4)	(9)	(a)
Accretion expense	2	2
Balance at end of period	$31	$33
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

The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Investments and long-term receivables (a)	$66	$66	$39	$39
Financial liabilities:
Debt (b)	$3,962	$3,898	$4,113	$3,902
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

17.    Statement of Changes in Stockholders’ Equity

The following table reflects the first six months of 2013 and 2012 reconciliation of the carrying amount of total equity, equity attributable to United States Steel Corporation and equity attributable to the noncontrolling interests:

Six Months Ended June 30, 2013 (In millions)	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,478		$3,463	$(3,268)	$151	$(521)	$3,652	$1
Comprehensive income:
Net loss	(151)	(151)	(151)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	138	138		138
Currency translation adjustment	(18)	(18)		(18)
Issuance of conversion option in 2019 Senior Convertible Notes, net of tax	31						31
Employee stock plans	12					39	(27)
Dividends paid on common stock	(14)		(14)
Other	(2)		(2)
Balance at June 30, 2013	$3,474	$(31)	$3,296	$(3,148)	$151	$(482)	$3,656	$1

Six Months Ended June 30, 2012 (In millions)	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,501		$3,616	$(3,367)	$151	$(550)	$3,650	$1
Comprehensive income:
Net loss	(118)	(118)	(118)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	136	136		136
Currency translation adjustment	16	16		16
Employee stock plans	12					29	(17)
Dividends paid on common stock	(14)		(14)
Balance at June 30, 2012	$3,533	$34	$3,484	$(3,215)	$151	$(521)	$3,633	$1

18.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions) (a)	Pension and Other Benefit Items	Foreign Currency Items	Total
Balance at December 31, 2012	$(3,613)	$345	$(3,268)
Other comprehensive income before reclassifications	2	(18)	(16)
Amounts reclassified from AOCI (b)	136	—	136
Net current-period other comprehensive income	138	(18)	120
Balance at June 30, 2013	$(3,475)	$327	$(3,148)
(a)All amounts are net of tax. Amounts in parentheses indicate debits.
(b)See table below for further details.

		Amount reclassified from AOCI
(In millions) (a)	Details about AOCI components	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Amortization of pension and other benefit items
	Prior service costs	$(2)	(b)	$(5)	(b)
	Actuarial gains/(losses)	(98)	(b)	(198)	(b)
	Total before tax	(100)		(203)
	Tax benefit	33		67
	Net of tax	$(67)		$(136)
(a)Amounts in parentheses indicate debits to income/loss.

(b)	These AOCI components are included in the computation of net periodic benefit cost (see Note 6 for additional details).
19.    Related Party Transactions
Net sales to related parties and receivables from related parties primarily reflect sales of steel products to equity investees. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $310 million and $322 million for the three months ended June 30, 2013 and 2012, respectively, and $588 million and $661 million for the six months ended June 30, 2013 and 2012, respectively.
Purchases from related parties for outside processing services provided by equity investees amounted to $16 million and $15 million for the three months ended June 30, 2013 and 2012, respectively, and $35 million and $28 million for the six months ended June 30, 2013 and 2012, respectively. Purchases of iron ore pellets from related parties amounted to $53 million and $61 million for the three months ended June 30, 2013 and 2012, respectively and $117 million and $120 million for the six months ended June 30, 2013 and 2012, respectively.
Accounts payable to related parties include amounts collected on behalf of PRO-TEC Coating Company (PRO-TEC) of $90 million and $75 million at June 30, 2013 and December 31, 2012, respectively. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to PRO-TEC’s receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $3 million at both June 30, 2013 and December 31, 2012.

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
Asbestos matters – As of June 30, 2013, U. S. Steel was a defendant in approximately 805 active cases involving approximately 3,345 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). About 2,560, or approximately 77 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the six months ended June 30, 2013, U. S. Steel paid approximately $5 million in settlements. These settlements and other dispositions resolved approximately 110 claims. New case filings in the first six months of 2013 added approximately 125 claims. At December 31, 2012, U. S. Steel was a defendant in approximately 790 active cases involving approximately 3,330 plaintiffs. During 2012, U. S. Steel paid approximately $15 million in settlements. These settlements and other dispositions resolved approximately 190 claims. New case filings in the year ended December 31, 2012 added approximately 285 claims. Most claims filed in 2013 and 2012 involved individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.
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

(In millions)	Six Months Ended June 30, 2013
Beginning of period	$203
Accruals for environmental remediation deemed probable and reasonably estimable	5
Payments	(7)
End of period	$201
Accrued liabilities for remediation activities are included in the following balance sheet lines:

(In millions)	June 30, 2013	December 31, 2012
Accounts payable	$17	$21
Deferred credits and other noncurrent liabilities	184	182
Total	$201	$203
Expenses related to remediation are recorded in cost of sales and totaled $1 million and $6 million for the three months ended June 30, 2013 and 2012, respectively and $5 million and $9 million for the six months ended June 30, 2013 and 2012, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters and projects with ongoing study and scope development may exceed the accrued liabilities by as much as 20 to 40 percent.
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

Projects with Ongoing Study and Scope Development – There are six environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These are four Resource Conservation and Recovery Act (RCRA) program projects (at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI) and the Fairless Plant), the St. Louis Estuary and Upland project in Duluth,

Minnesota and a voluntary remediation program project at the former steel making plant at Joliet, Illinois. As of June 30, 2013, accrued liabilities for these projects totaled $23 million for the costs of ongoing studies, investigations, and design. The St. Louis Estuary and Upland project was previously considered a "significant project with defined scope"; however, further studies are being conducted which are likely to result in an expanded scope. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $45 million to $75 million. Depending on agency negotiations and other factors, the UPI and the St. Louis Estuary and Upland projects may become defined in 2013.
Significant Projects with Defined Scope – As of June 30, 2013, a total of $59 million was accrued for projects at or related to Gary Works where the scope of work is defined.
An additional project with defined scope greater than or equal to $5 million consists of a project at U. S. Steel’s former Geneva Works in Geneva, Utah. As of June 30, 2013, the accrued liability for this project totaled $65 million. U. S. Steel does not expect material additional costs related to this project.
Other Projects – There are six other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at June 30, 2013 was $13 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.
The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at June 30, 2013 was $7 million. We do not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $28 million at June 30, 2013 and were based on known scopes of work.
Administrative and Legal Costs – As of June 30, 2013, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and have not changed significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 2013 and 2012, such capital expenditures totaled $24 million and $29 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
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
The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BATs) to reduce environmental impacts as well as compliance with BAT associated emission levels. It contains operational requirements for air emissions, waste water discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Producers will be required to be in compliance with the iron and steel BAT by March 8, 2016. We are evaluating the costs of complying with BAT, but our most recent broad estimate of likely capital expenditures is $300 million to $400 million over the 2013 to 2016 period. We are currently investigating the possibility of obtaining EU grants to fund a portion of those capital expenditures. We also believe that there will be increased operating costs, such as increased energy and maintenance costs, but we are currently unable to reliably estimate them.
Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions and there can be questions as to the applicability of more general indemnification provisions to environmental matters. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $201 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $29 million at June 30, 2013. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.
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
Randle Reef – The Canadian and Ontario governments have identified for remediation a sediment deposit, commonly referred to as Randle Reef, in Hamilton Harbor near USSC’s Hamilton Works, for which the regulatory agencies estimate expenditures with a net present value of approximately C$120 million (approximately $114 million). The national and provincial governments have each allocated C$40 million (approximately $38 million) for this project. Local sources, including industry, have also agreed to provide funding of C$40 million (approximately $38 million) for this project. USSC has committed to contribute approximately 11,000 tons of hot rolled steel and to fund C$2 million (approximately $2 million). The steel contribution is expected to be made in 2014. As of June 30, 2013, U. S. Steel has an accrued liability of approximately $9 million reflecting the contribution commitment.
Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $16 million at June 30, 2013). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $166 million as of June 30, 2013, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $147 million at June 30, 2013, of which $2 million was classified as current, and $181 million at December 31, 2012, of which $5 million was classified as current. Restricted cash at June 30, 2013 also includes $55 million to fund certain capital projects at Gary Works, our Clairton Plant and Granite City Works. The proceeds become unrestricted as capital expenditures for these projects are made.
Capital Commitments – At June 30, 2013, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $215 million.

Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2013	2014	2015	2016	2017	Later Years	Total
$393	$725	$349	$331	$322	$1,723	$3,843
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, energy and utility services with terms ranging from two to 15 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC under which Gateway is obligated to supply 90 percent to 105 percent of the expected annual capacity of the heat recovery coke plant at our Granite City Works, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of June 30, 2013, a maximum default payment of approximately $255 million would apply if U. S. Steel terminates the agreement.
Total payments relating to unconditional purchase obligations were approximately $112 million and $185 million for the three months ended June 30, 2013 and 2012, respectively and $295 million and $370 million for the six months ended June 30, 2013 and 2012, respectively.

21.    Subsequent Events

On July 1, 2013, U. S. Steel entered into a supplier contract dispute settlement agreement. As a result of the agreement, U. S. Steel expects to record a pre-tax gain of $23 million in the third quarter of 2013.

On July 12, 2013, U. S. Steel entered into an amendment of the Receivables Purchase Agreement. On July 15, 2013, USSK entered into a €200 million revolving credit facility agreement that replaced USSK's €200 million credit facility that was scheduled to expire in August 2013. See Note 14 for additional details.

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
RESULTS OF OPERATIONS
Net sales by segment for the second quarter and first six months of 2013 and 2012 are set forth in the following table:

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollars in millions, excluding intersegment sales)	2013	2012	% Change	2013	2012	% Change
Flat-rolled Products (Flat-rolled)	$2,876	$3,356	(14)%	$5,979	$6,656	(10)%
U. S. Steel Europe (USSE)	778	763	2%	1,561	1,578	(1)%
Tubular Products (Tubular)	709	871	(19)%	1,395	1,817	(23)%
Total sales from reportable segments	4,363	4,990	(13)%	8,935	10,051	(11)%
Other Businesses	66	27	144%	89	138	(36)%
Net sales	$4,429	$5,017	(12)%	$9,024	$10,189	(11)%
Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the quarter ended June 30, 2013 versus the quarter ended June 30, 2012 is set forth in the following table:
Quarter Ended June 30, 2013 versus Quarter Ended June 30, 2012

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-rolled	(4)%	(7)%	0%	0%	(3)%	(14)%
USSE	11%	(9)%	(2)%	2%	0%	2%
Tubular	(11)%	(7)%	0%	0%	(1)%	(19)%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
Net sales were $4,429 million in the second quarter of 2013, compared with $5,017 million in the same quarter last year. The decrease in sales for the Flat-rolled segment primarily reflected lower shipments (decrease of 258 thousand tons) and average realized prices (decrease of $47 per ton) primarily due to service center destocking which placed downward pressure on spot market pricing in the second quarter of 2013 as compared to the same period in 2012. The increase in sales for the European segment was primarily due to higher shipments (increase of 107 thousand tons) offset by decreased average realized euro-based prices (decrease of €60 per ton). The decrease in sales for the Tubular segment reflected lower average realized prices (decrease of $196 per ton) and decreased shipments (decrease of 37 thousand tons), primarily as a result of decreased drilling activity in the second quarter of 2013 as compared to the same period in 2012.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the six months ended June 30, 2013 versus the six months ended June 30, 2012 is set forth in the following table:

Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-rolled	(3)%	(6)%	0%	0%	(1)%	(10)%
USSE	6%	(6)%	(2)%	1%	0%	(1)%
Tubular	(13)%	(10)%	1%	0%	(1)%	(23)%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
Net sales were $9,024 million in the first six months of 2013, compared with $10,189 million in the same period last year. The decrease in sales for the Flat-rolled segment primarily reflected lower shipments (decrease of 332 thousand tons) and average realized prices (decrease of $46 per ton) primarily due to service center destocking which placed downward pressure on spot market prices in the first six months of 2013 as compared to the same period in 2012. The slight decrease in sales for the European segment was primarily due to decreased average realized euro-based prices (decrease of €43 per ton) offset by increased shipments (increase of 110 thousands tons). The decrease in sales for the Tubular segment primarily reflected lower average realized prices (decrease of $185 per ton) and shipments (decrease of 138 thousand tons) primarily as a result of decreased drilling activity in the first six months of 2013 as compared to the same period in 2012.
Pension and other benefits costs
Pension and other benefit costs are reflected in our cost of sales and selling, general and administrative expense line items in the Consolidated Statements of Operations.
Defined benefit and multiemployer pension plan costs totaled $96 million and $191 million in the second quarter and first six months of 2013, respectively compared to $103 million and $203 million in the comparable periods in 2012. The $7 million and $12 million decrease for the quarter and six month periods ended June 30, 2013, respectively, is primarily due to the natural maturation of our pension plans and a higher market related value of assets.
Other benefit costs totaled $14 million and $28 million in the second quarter and first six months of 2013, respectively, compared to $30 million and $60 million in the comparable periods in 2012. The $16 million and $32 million decrease for the quarter and six month periods ended June 30, 2012, respectively, is primarily due to benefit and plan design changes in the 2012 Labor Agreements.
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

A sensitivity analysis of the projected incremental effect of a hypothetical one percentage point change in the significant inputs used in the calculation of pension and other benefits net periodic benefit costs is provided in the following table:

	Hypothetical Rate Increase (Decrease)
(Dollars in millions)	1%	(1%)
Expected return on plan assets
Incremental (decrease) increase in:
Net periodic pension cost	$(103)	$103
Discount rate
Incremental (decrease) increase in:
Net periodic pension & other benefits costs	$(58)	$53
Health care cost escalation trend rates
Incremental increase (decrease) in:
Service and interest cost components for 2013	$11	$(9)
Costs related to defined contribution plans totaled $11 million and $22 million in the second quarter and first six months of 2013, respectively, compared to $11 million and $21 million in the comparable periods in 2012.
Selling, general and administrative expenses
Selling, general and administrative expenses were $151 million and $296 million in the second quarter and first six months of 2013 compared to $165 million and $331 million in the second quarter and first six months of 2012. The decrease is primarily related to lower other benefit costs as noted above.
Income (loss) from operations by segment for the second quarter and the first six months of 2013 and 2012 is set forth in the following table:

	Quarter Ended June 30,		% Change	Six Months Ended June 30,			% Change
(Dollars in millions)	2013	2012		2013	2012
Flat-rolled	$(51)	$177	(129)%	$(64)	$360		(118)%
USSE	10	34	(71)%	48	—	(a)	100%
Tubular	45	103	(56)%	109	232		(53)%
Total income from reportable segments	4	314	(99)%	93	592		(84)%
Other Businesses	43	16	169%	48	33		45%
Segment income from operations	47	330	(86)%	141	625		(77)%
Postretirement benefit expense	(54)	(77)	(30)%	(110)	(154)		(29)%
Other items not allocated to segments:
Net loss on sale of assets	—	—		—	(310)		100%
Property tax settlements	—	—		—	19		(100)%
Total (loss) income from operations	$(7)	$253	(103)%	$31	$180		(83)%
(a) Includes income from operations for USSK of $17 million for the six months ended June 30, 2012.

Segment results for Flat-rolled

	Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2013	2012		2013	2012
(Loss) income from operations ($ millions)	$(51)	$177	(129)%	$(64)	$360	(118)%
Gross margin	5%	10%	(5)%	5%	10%	(5)%
Raw steel production (mnt)	4,212	4,688	(10)%	9,132	9,731	(6)%
Capability utilization	70%	77%	(7)%	76%	80%	(4)%
Steel shipments (mnt)	3,728	3,986	(6)%	7,746	8,078	(4)%
Average realized steel price per ton	$725	$772	(6)%	$722	$768	(6)%
The decrease in Flat-rolled results in the second quarter of 2013 compared to the same period in 2012 resulted from a decrease in average realized prices (approximately $225 million), increased energy costs, primarily due to higher natural gas costs (approximately $45 million), lower steel substrate sales to our Tubular segment (approximately $35 million), a decrease in shipment volumes (approximately $30 million) and lower income from our joint ventures (approximately $25 million). These changes were partially offset by lower raw material costs (approximately $115 million) and lower costs for employee profit sharing (approximately $20 million).
The decrease in Flat-rolled results in the first half of 2013 compared to the same period in 2012 resulted from a decrease in average realized prices (approximately $425 million), lower steel substrate sales to our tubular segment (approximately $75 million), increased energy costs, primarily due to higher natural gas costs (approximately $60 million), a decrease in shipment volumes (approximately $40 million) and lower income from our joint ventures (approximately $40 million). These changes were partially offset by lower raw material costs (approximately $170 million) and lower costs for employee profit sharing (approximately $45 million).
During the second quarter of 2013, U. S. Steel and our partner decided to dissolve Double Eagle Steel Coating Company (DESCO), our 50-50 joint venture. DESCO operates an electrogalvanizing facility located in Dearborn, Michigan. The dissolution could take up to two years as the joint venture will continue to service customers during that period. We do not expect a significant financial impact as a result of the dissolution. The joint venture will accelerate depreciation of the fixed assets, which will reduce our investment in the joint venture, over the remaining useful life of the fixed assets.
Segment results for USSE(a)

	Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2013	2012		2013	2012
Income from operations ($ millions)	$10	$34	(71)%	$48	$—	100%
Gross margin	7%	12%	(5)%	9%	8%	1%
Raw steel production (mnt)	1,158	1,173	(1)%	2,361	2,413	(2)%
Capability utilization	93%	94%	(1)%	95%	89%	6%
Steel shipments (mnt)	1,062	955	11%	2,110	2,000	6%
Average realized steel price per ton	$702	$767	(8)%	$710	$757	(6)%

(a)	The six months ended June 30, 2012 includes one month of activity for U. S. Steel Serbia (USSS), which was sold on January 31, 2012.
The decrease in USSE results in the second quarter of 2013 compared to the same period in 2012 was primarily due to lower average realized prices (approximately $75 million) and increased other operating costs (approximately $10 million). These changes were partially offset by lower raw material costs (approximately $50 million) and increased shipment volumes (approximately $10 million).
The improvement in USSE results in the first half of 2013 compared to the same period in 2012 was primarily due to lower raw material costs (approximately $130 million), the elimination of operating losses subsequent to January 31, 2012 associated with our former Serbian operations (which were approximately $20 million) and increased shipment volumes (approximately $10 million). These improvements were partially offset by decreased average realized prices (approximately $110 million).
Segment results for Tubular

	Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2013	2012		2013	2012
Income from operations ($ millions)	$45	$103	(56)%	$109	$232	(53)%
Gross margin	12%	15%	(3)%	13%	16%	(3)%
Steel shipments (mnt)	456	493	(8)%	884	1,022	(14)%
Average realized steel price per ton	$1,510	$1,706	(11)%	$1,532	$1,717	(11)%
The decrease in Tubular results in the second quarter of 2013 as compared to the same period in 2012 resulted mainly from decreased average realized prices (approximately $80 million) and a decrease in shipment volumes (approximately $15 million). These decreases were partially offset by lower substrate costs (approximately $40 million).
The decrease in Tubular results in the first half of 2013 as compared to the same period in 2012 resulted mainly from decreased average realized prices (approximately $140 million) and a decrease in shipment volumes (approximately $60 million). These decreases were partially offset by lower substrate costs (approximately $75 million).
Results for Other Businesses
Other Businesses had income of $43 million and $48 million in the second quarter and first six months of 2013, compared to income of $16 million and $33 million in the second quarter and first six months of 2012. The 2013 results include a gain of approximately $30 million from a real estate sale in the second quarter of 2013.
Items not allocated to segments
The decrease in postretirement benefit expense in the second quarter and first half 2013 as compared to the same period in 2012 resulted from lower pension expense due to the natural maturation of the pension plans and lower retiree medical expense as a result of benefit and plan design changes, particularly the adoption of a fully insured plan for a large number of Medicare eligible participants.
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
Net interest and other financial costs

	Quarter Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2013	2012		2013	2012
Interest expense	$58	$66	(12)%	$143	$115	24%
Interest income	(1)	(1)	—	(2)	(5)	(60)%
Other financial costs	11	17	(35)%	31	22	41%
Total net interest and other financial costs	$68	$82	(17)%	$172	$132	30%
The decrease in net interest and other financial costs in the second quarter of 2013 as compared to the same period last year was primarily due to an $18 million charge recorded in the second quarter of 2012 associated with the redemption of all of our $300 million 5.65% Senior Notes due June 1, 2013 partially offset by a decrease in capital projects subject to capitalized interest in the second quarter of 2013.

The increase in net interest and other financial costs in the first six months of 2013 as compared to the same period last year was due to a $34 million charge recorded in the first quarter of 2013 related to the repurchases of a portion of our 4.00% Senior Convertible Notes due 2014 (see Note 14) and a decrease in capital projects subject to capitalized interest in the first six months of 2013 partially offset by the absence of an $18 million charge recorded in the second quarter of 2012 associated with the redemption of all of our $300 million 5.65% Senior Notes due June 1, 2013.
The income tax provision was $3 million and $10 million in the second quarter and first six months of 2013 compared to $70 million and $166 million in the second quarter and first six months of 2012. The tax provision does not reflect any tax benefit for pretax losses in Canada and Serbia (USSS was sold on January 31, 2012), which are jurisdictions where we have, or had, recorded a full valuation allowance on deferred tax assets, and also does not reflect any tax provision or benefit for certain foreign currency remeasurement gains and losses that are not recognized in any tax jurisdiction.
The tax provision for the first six months of 2013 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, operating performance and cost estimates. To the extent that actual 2013 pretax results for U.S. and foreign income or loss vary from estimates used herein at the end of the most recent interim period, the actual tax provision or benefit recognized in 2013 could be materially different from the forecasted amount used to estimate the tax provision for the six months ended June 30, 2013.
The net domestic deferred tax asset was $415 million at June 30, 2013 compared to $538 million at December 31, 2012. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. We continue to believe it is more likely than not the net domestic deferred tax asset will be realized.
At June 30, 2013, the net foreign deferred tax asset was $58 million, net of established valuation allowances of $1,117 million. At December 31, 2012, the net foreign deferred tax asset was $57 million, net of established valuation allowances of $1,099 million. At December 31, 2012, a full valuation allowance was recorded for the net Canadian deferred tax asset primarily due to cumulative losses in Canada in recent years. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro and the Canadian dollar. If evidence changes and it becomes more likely than not that the Company will realize the net Canadian deferred tax asset, the valuation allowance would be partially or fully reversed. Any reversal of this amount would result in a decrease to income tax expense.
For further information on income taxes see Note 9 to the Consolidated Financial Statements.
Net loss attributable to United States Steel Corporation was $78 million and $151 million in the second quarter and first six months of 2013. Net income (loss) attributable to United States Steel Corporation was $101 million and ($118) million in the second quarter and first six months of 2012. The changes between the 2013 and 2012 periods primarily reflect the factors discussed above.
BALANCE SHEET
Inventories decreased by $234 million from year-end 2012 primarily due to a reduction in raw materials and finished goods inventories.
Deferred income tax benefits decreased by $122 million from year-end 2012 primarily due to the effects of employee related benefits and the early adoption of ASU 2013-11 (see Note 2 for further details).
Short-term debt and current maturities of long-term debt increased by $320 million from year-end 2012 primarily due to the reclassification of $321 million of 4.00% Senior Notes due May 2014 from long-term debt.
Long-term debt, less unamortized discount decreased by $325 million primarily due to the reclassification of $321 million of 4.00% Senior Notes due May 2014 from long-term debt to current maturities of long-term debt.
Employee benefits decreased by $294 million from year-end 2012 primarily due to benefit payments made in excess of the net periodic benefit expense recognized in the first six months of 2013, and the strengthening of the U.S. Dollar versus the Canadian Dollar.

CASH FLOW
Net cash provided by operating activities was $384 million for the first six months of 2013 compared to $861 million in the same period last year. The decrease is primarily due to lower financial results, excluding a net loss of $309 million on the sale of assets in the first quarter of 2012, and changes in working capital period over period. Additionally, in the first six months of 2012, we made a $140 million voluntary pension contribution to our main defined benefit pension plan. There were no such contributions in the first six months of 2013; however, we anticipate making additional voluntary contributions later in 2013, as discussed in Note 6.
Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.
Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the three months and twelve months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Twelve Months Ended June 30,
	2013	2012	2013	2012
Accounts Receivable Turnover	2.0	2.0	7.9	7.8
Inventory Turnover	1.8	1.8	7.2	7.2
Capital expenditures, in the first six months of 2013, were $221 million, compared with $397 million in the same period in 2012. Flat-rolled capital expenditures were $176 million and included spending for construction of carbon alloy facilities (coke substitute), a major rehabilitation of the No. 8 Blast Furnace at Gary Works, ongoing implementation of an enterprise resource planning (ERP) system and various other infrastructure and environmental projects. Tubular capital expenditures of $23 million related to an upgrade to the Lorain No. 4 Seamless Hot Mill, infrastructure, environmental and strategic capital projects. USSE capital expenditures of $18 million consisted of spending for infrastructure and environmental projects.
U. S. Steel’s contractual commitments to acquire property, plant and equipment at June 30, 2013, totaled $215 million.
Capital expenditures for 2013 are expected to total approximately $710 million and remain focused largely on strategic, infrastructure and environmental projects. We have recently completed or neared completion on several key projects of strategic importance. We have made significant progress to improve our coke self-sufficiency and reduce our reliance on purchased coke for the steel making process through the application of advanced technologies, upgrades to our existing coke facilities and increased use of natural gas and pulverized coal in our operations. We have completed the construction of a technologically and environmentally advanced battery at the Mon Valley Works’ Clairton Plant with a projected capacity of 960,000 tons per year. Initial start-up of the battery began in November 2012 and the battery has reached full production capacity. We have been constructing a two module carbon alloy facility at Gary Works, which utilizes an environmentally compliant, energy efficient and flexible production technology to produce a coke substitute product. The facility has a projected capacity of 500,000 tons per year when both modules are completed. Construction of the first module is complete, and we continue to focus on the optimization and reliability of operations of that module. We have slowed construction activities on the second module at this time based on current economic conditions, our coke requirements in North America and additional work on the first module.
In an effort to increase our participation in the automotive market as vehicle emission and safety requirements become increasingly stringent, PRO-TEC Coating Company, our joint venture in Ohio with Kobe Steel, Ltd., has a new automotive continuous annealing line (CAL) that began operations during the first quarter of 2013 and was financed by the joint venture.
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
Restricted cash in the first six months of 2013 primarily reflects a reduction in the use of collateralized letters of credit, which were replaced with surety bonds as well as the use of proceeds from our environmental revenue bonds due 2042 . These proceeds are restricted for certain environmental capital projects at our Gary Works, our Clairton Plant and Granite City Works and become unrestricted as capital expenditures for these projects are made. At June 30, 2013, $55 million of this restricted cash remains.
Borrowings against revolving credit facilities in the first six months of 2012 reflect amounts drawn under USSK’s unsecured revolving credit facilities.
Repayments of revolving credit facilities in the first six months of 2012 reflect USSK’s repayment of the outstanding borrowings under its unsecured revolving credit facilities.
Receivables Purchase Agreement Payments in the first six months of 2012 reflect activity under the Receivables Purchase Agreement.
Issuance of long-term debt, net of financing costs in the first six months of 2013 reflects the issuance of $316 million of 2.75% Senior Convertible Notes due 2019 and $275 million of 6.875% Senior Notes due April 2021. U. S. Steel received net proceeds of $576 million after fees related to the underwriting discounts and third party expenses. The first six months of 2012 reflects the issuance of $400 million of 7.50% Senior Notes due 2022. U. S. Steel received net proceeds of $392 million after fees related to the underwriting discounts and third party expenses.
Repayment of long-term debt in the first six months of 2013 reflects the repurchase of $542 million aggregate principal amount of our 4.00% Senior Convertible Notes. Repayment of long-term debt in the first six months of 2012 primarily reflects the redemption of our $300 million 5.65% Senior Notes.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes U. S. Steel’s liquidity as of June 30, 2013:

(Dollars in millions)
	Cash and cash equivalents	$767
	Amount available under $875 Million Credit Facility(a)	788
	Amount available under Receivables Purchase Agreement	625
	Amount available under USSK credit facilities	286
	Total estimated liquidity	$2,466

(a) As of June 30, 2013, there were no amounts drawn and inventory levels supported the full $875 million capacity of the facility. Since availability under the Amended Credit Agreement was greater than $87.5 million, compliance with the fixed charge coverage ratio was not applicable. However, based on the most recent four quarters, as of June 30, 2013, we would not meet the fixed charge coverage ratio. Therefore, we reduced the availability in the above table to $787.5 million.
As of June 30, 2013, $327 million of the total cash and cash equivalents was held by our foreign subsidiaries, which is indefinitely reinvested. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes through repayment of intercompany loans.
On March 26, 2013, U. S. Steel issued $316 million of 2.75% Convertible Senior Notes due 2019 and $275 million of 6.875% Senior Notes due 2021. U. S. Steel received net proceeds of $576 million from the issuances. The net proceeds were used to repurchase $542 million aggregate principal amount of our 4.00% Senior Convertible Notes due 2014.
As of June 30, 2013, there were no amounts drawn under our $875 million credit facility agreement (Amended Credit Agreement) and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10% of the total aggregate commitments and $87.5 million. Based on the most recent four quarters as of June 30, 2013, we would not meet this covenant. If the value of inventory does not support the full amount of the facility or we remain unable to meet this covenant in the future, the full amount of this facility would not be available to the Company.
As of June 30, 2013, U. S. Steel has a Receivables Purchase Agreement (RPA) that provides liquidity and letters of credit depending upon the number of eligible domestic receivables generated by U. S. Steel. As of June 30, 2013, eligible accounts receivable supported the maximum amount eligible for sale of $625 million and there were no outstanding borrowings under this facility.
At June 30, 2013, USSK had no borrowings under its €200 million (approximately $262 million) unsecured revolving credit facility.
At June 30, 2013, USSK had no borrowings under its €20 million unsecured credit facilities (which approximated $26 million) and the availability was approximately $24 million due to approximately $2 million of outstanding customs and other guarantees.
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
We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $86 million of liquidity sources for financial assurance purposes as of June 30, 2013.
At June 30, 2013, in the event of a change in control of U. S. Steel, debt obligations totaling $3,212 million, which includes the Senior Notes and the Senior Convertible Notes, may be declared immediately due and payable. In addition, the Amended Credit Agreement, RPA and the USSK €200 million revolving credit facility may be terminated and any amount outstanding thereunder may be declared immediately due and payable. In such an event, U. S. Steel may also be required to either repurchase the leased Fairfield slab caster for $41 million or provide a letter of credit to secure the remaining obligation.
The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $29 million at June 30, 2013. In the event that any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.
Our major cash requirements in 2013 are expected to be for capital expenditures, employee benefits and operating costs, including purchases of raw materials. We finished the second quarter of 2013 with $767 million of cash and cash equivalents and $2.5 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.
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
Our opinion regarding liquidity is a forward-looking statement based upon currently available information. To the extent operating cash flow is materially lower than recent levels or external financing sources are not available on terms competitive with those currently available, future liquidity may be adversely affected.
Off-balance Sheet Arrangements
U. S. Steel did not enter into any new material off-balance sheet arrangements during the second quarter of 2013.
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
The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BATs) to reduce environmental impacts as well as compliance with BAT associated emission levels. It contains operational requirements for air emissions, wastewater discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Producers will be required to be in compliance with the iron and steel BAT by March 8, 2016. We are currently evaluating the costs of complying with BAT, but our most recent broad estimate of likely capital expenditures is $300 million to $400 million over the 2013 to 2016 period. We are currently investigating the possibility of obtaining EU grants to fund a portion of those capital expenditures. We also believe there will be increased operating costs, such as increased energy and maintenance costs, but we are currently unable to reliably estimate them.

A Memorandum of Understanding was signed in March of 2013 between U. S. Steel and the government of Slovakia. The Memorandum of Understanding outlines areas in which the government and U. S. Steel will work together to help create a more competitive environment and conditions for USSK. Some of the incentives the government of Slovakia agreed to provide, as an effort to reduce USSK’s cost structure, include participation in a renewable energy program that provides the opportunity to reduce electricity costs as well as the potential for government grants and other support concerning investments in environmental control technology that may be required under the recently implemented BAT requirements. The ultimate economic value of these actions is subject to many developments and uncertainties but based on current electricity tariffs, management estimates annual energy savings of approximately €15 million, which are expected to begin in 2016. There are many conditions and uncertainties regarding the grants, including matters controlled by the EU, but the value could be as much as €75 million. In return, U. S. Steel agreed to achieve employment level reduction goals at USSK only through the use of natural attrition, except in cases of extreme economic conditions, as outlined in USSK's current collective labor agreement. Additionally, U. S. Steel agreed to pay the government of Slovakia specified declining amounts should U. S. Steel sell USSK within five years of signing the Memorandum of Understanding.
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
In Utility Air Regulatory Group v. EPA, No. 11-1037 (consolidating various challenges); and Texas v. EPA, No. 10-1425, the U.S. Court of Appeals for the District of Columbia issued an opinion essentially upholding the EPA’s authority to regulate greenhouse gases. The court rejected challenges to the endangerment finding, giving the EPA authority to regulate greenhouse gases under the CAA on the basis that they pose a risk to human health. The court also rejected arguments by petitioners to dismiss inclusion of greenhouse emissions under the tailpipe rule, giving the EPA the authority to regulate greenhouse gas emissions from mobile sources and triggering regulation for stationary sources. The court dismissed challenges to the timing and tailoring rules citing that it lacked jurisdiction to decide the case on its merits since none of the petitioners had legal standing to challenge the timing and tailoring rules. Finally, the court declined to decide challenges to other State Implementation Plan (SIP) related rules issued by the EPA regarding greenhouse gases, stating that it also lacked jurisdiction over these SIP related rules. The rules are being challenged in different tribunals.
The EU has established greenhouse gas regulations for the EU member states, while in Canada, a regulatory framework for greenhouse gas emissions has been published, details of which are discussed below. International negotiations to supplement and eventually replace the 1997 Kyoto Protocol are ongoing.

Since 2009, the federal government has committed to reducing Canada’s total greenhouse gas emissions by 17 percent from 2005 levels by 2020. The Ontario government has committed to its own greenhouse gas emission reduction targets for the province. This plan announced greenhouse gas emission reduction targets of six percent below 1990 levels by 2014, 15 percent below 1990 levels by 2020 and 80 percent below 1990 levels by 2050. Both the federal and Ontario governments are currently seeking input from stakeholders, including industry, on the development of greenhouse gas emission reduction programs and, in addition, have expressed an intent to update limits on other emissions affecting air quality, with proposed implementation of the new limits beginning in 2015 through 2020.
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
In 2013, the EPA significantly expanded its reporting requirements to include inputs to the calculations that had previously been deferred. This meant that in addition to the 2012 reports, the 2010 and 2011 reports also had to be re-submitted for many of our facilities. New requirements were also imposed for the monitoring and reporting of greenhouse gas emissions from industrial landfills, including reporting specific categories and historical quantities of materials sent to our on-site landfills.
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
Environmental Remediation
In the United States, U. S. Steel has been notified that we are a potentially responsible party (PRP) at 20 sites under CERCLA as of June 30, 2013. In addition, there are 9 sites related to U. S. Steel where we have received information requests or other indications that we may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 39 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 20 to the Consolidated Financial Statements.
For discussion of relevant environmental items, see “Part II. Other Information—Item 1. Legal Proceedings—Environmental Proceedings.”
During the second quarter of 2013, U. S. Steel recorded a net decrease of $2 million to our accrual balance for environmental matters for U.S. and international facilities. The total accrual for such liabilities at June 30, 2013 was $201 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in Note 15 to the Consolidated Financial Statements.
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
OUTLOOK
Results for our Flat-rolled and Tubular segments are projected to improve compared to the second quarter; however, we expect lower results from our European segment due to a planned blast furnace outage in the third quarter. Operating results for our Other Businesses are expected to decrease compared to the second quarter to near breakeven. Total reportable segment and Other Businesses results are expected to be comparable to the second quarter.
We expect our Flat-rolled segment results from operations to improve based on an increase in average realized prices, lower raw materials costs and lower repairs and maintenance costs partially offset by reduced shipments. Average realized prices are expected to increase compared to the second quarter due to increased spot market prices as well as a more favorable product mix. Shipments are projected to decrease significantly due to a blast furnace outage at our Great Lakes Works and the Lake Erie Works labor dispute. The represented employees at Lake Erie Works are scheduled to vote on the company’s contract offer on July 31, 2013. If the contract is approved, we plan to restart operations as soon as possible. This outlook does not include any effects of a restart of Lake Erie Works.
Third quarter results for our European segment are projected to decrease compared to the second quarter. A scheduled blast furnace outage will result in significantly lower shipments and increased facility repairs and maintenance costs. Average realized euro-based prices are expected to be lower compared to the second quarter as decreases in spot and contract market prices are partially offset by the positive effect of a higher percentage of value-added shipments. Raw materials costs are expected to be lower in the third quarter due primarily to lower iron costs.
We expect third quarter results for our Tubular segment to improve compared to the second quarter. Shipments are expected to increase to support anticipated drilling activity and average realized prices are projected to be comparable. Operating costs are expected to decrease due to operating efficiencies related to higher production volumes.
On July 1, 2013, U. S. Steel entered into a supplier contract dispute settlement agreement. As a result of the agreement, U. S. Steel expects to record a pre-tax gain of $23 million as an item not allocated to segments in the third quarter of 2013.
We expect a minimal tax provision/benefit in the third quarter primarily due to the full valuation allowance on deferred tax assets in Canada.

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
USSE conducts business primarily in Europe and like our domestic operations, USSE is affected by the cyclical nature of demand for steel products and the sensitivity of that demand to worldwide general economic conditions, sovereign debt issues and the resulting economic uncertainties adversely affecting markets in the EU. We are subject to market conditions in those areas, which are influenced by many of the same factors that affect U.S. markets, as well as matters specific to international markets such as quotas, tariffs and other measures.
Demand for energy related tubular products depends on several factors, most notably the number of oil and natural gas wells being drilled, completed and re-worked, the depth and drilling conditions of these wells and the drilling techniques utilized. The level of these activities depends primarily on the demand for natural gas and oil and expectations about future prices for these commodities. Demand for our tubular products is also affected by the continuing development of shale oil and gas resources, the level of production by domestic manufacturers, inventories maintained by manufacturers, distributors, end users and by the level of new capacity and imports in the markets we serve.
In recent years, a significant number of steel imports have been found to violate U.S. or Canadian trade laws. Under these laws, antidumping (AD) duties can be imposed against dumped products, which are products sold at a price that is below that producer's sales price in its home market or at a price that is lower than its cost of production. Countervailing duties (CVD) can be imposed against products that have benefited from foreign government assistance for the production, manufacture, or exportation of the product. For many years, U. S. Steel, other producers, customers and the United Steel Workers have sought the imposition of duties and in many cases have been successful. Such duties are generally subject to review every five years and we actively participate in such review proceedings.
The following international trade orders of interest to U. S. Steel are currently undergoing five-year (sunset) reviews in the United States: (i) an AD order on welded large-diameter line pipe from Japan; (ii) an AD order on hot-rolled steel from China; (iii) AD and CVD orders on hot-rolled steel from India; (iv) AD and CVD orders on hot-rolled steel from Indonesia; (v) an AD order on hot-rolled steel from Taiwan; (vi) AD and CVD orders on hot-rolled steel from Thailand; (vii) an AD order on hot-rolled steel from Ukraine; and (viii) AD and CVD orders on circular welded pipe from China.
As in the past, U. S. Steel continues to monitor unfairly traded imports and is prepared to seek appropriate remedies against such importing countries. On July 2, 2013, U. S. Steel and eight other domestic producers filed AD and CVD petitions against imports of oil country tubular goods (OCTG) from India and Turkey, along with AD petitions against imports of OCTG from the Philippines, Saudi Arabia, South Korea, Taiwan, Thailand, Ukraine, and Vietnam. These petitions allege that unfairly-traded imports from the subject countries are both a cause and a threat of material injury to U.S. producers of OCTG. We estimate that litigation at the International Trade Commission (ITC) and the Department of Commerce should take roughly 13 months to complete. While U. S. Steel strongly believes that the imports in question were traded unfairly, and that relief is fully justified under U.S. law, the outcome of such litigation is uncertain. The ITC is scheduled to vote on a preliminary injury determination August 16, 2013.
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
Total imports of flat-rolled carbon steel products (excluding quarto plates and wide flats) to the 28 countries currently comprising the EU were 11 percent of the EU market in 2012, 17 percent of the EU market in 2011 and 14 percent in 2010. Increases in future levels of imported steel could reduce market prices and demand levels for steel produced by USSE.
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
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2013. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION
SUPPLEMENTAL STATISTICS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2013	2012	2013	2012
SEGMENT INCOME (LOSS) FROM OPERATIONS:
Flat-rolled	$(51)	$177	$(64)	$360
U. S. Steel Europe	10	34	48	—	(a)
Tubular	45	103	109	232
Total reportable segments	4	314	93	592
Other Businesses	43	16	48	33
Items not allocated to segments
Postretirement benefit expense	(54)	(77)	(110)	(154)
Net loss on sale of assets	—	—	—	(310)
Property tax settlements	—	—	—	19
Total income (loss) from operations	$(7)	$253	$31	$180
CAPITAL EXPENDITURES
Flat-rolled	$80	$186	$176	$367
U. S. Steel Europe	8	7	18	9
Tubular	15	14	23	18
Other Businesses	2	1	4	3
Total	$105	$208	$221	$397
OPERATING STATISTICS
Average realized price: ($/net ton) (b)
Flat-rolled	$725	$772	$722	$768
U. S. Steel Europe	702	767	710	757
USSK	702	767	710	761
Tubular	1,510	1,706	1,532	1,717
Steel Shipments: (b)(c)
Flat-rolled	3,728	3,986	7,746	8,078
U. S. Steel Europe	1,062	955	2,110	2,000
USSK	1,062	955	2,110	1,927
Tubular	456	493	884	1,022
Raw Steel Production: (b)
Flat-rolled	4,212	4,688	9,132	9,731
U. S. Steel Europe	1,158	1,173	2,361	2,413
USSK	1,158	1,173	2,361	2,325
Raw Steel Capability Utilization: (d)
Flat-rolled	70%	77%	76%	80%
Flat-rolled U.S. Facilities (e)	87%	84%	89%	88%
U. S. Steel Europe	93%	94%	95%	89%
USSK	93%	94%	95%	93%

(a)	Includes income from operations for USSK of $17 million for the six months ended June 30, 2012.

(b)	Excludes intersegment transfers.

(c)	Thousands of net tons.

(d)
Based on annual raw steel production capability of 24.3 million net tons for Flat-rolled and 5.0 million net tons for USSE. Prior to the sale of USSS on January 31, 2012, annual raw steel production capability for USSE was 7.4 million tons.

(e)	AISI capability utilization rates include our U.S. facilities (Gary Works, Great Lakes Works, Mon Valley Works, Granite City Works and Fairfield Works).

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
ENVIRONMENTAL PROCEEDINGS
Gary Works
On March 4, 2010 the EPA notified U. S. Steel the requirements of the January 26, 1998 CWA consent decree in United States of America v. USX (Northern District of Indiana) had been satisfied. A joint motion to terminate the CWA consent decree was granted by the court on June 25, 2012, thereby terminating the consent decree in its entirety. As of June 30, 2013, project costs have amounted to $60.7 million. In 1998, U. S. Steel also entered into an additional consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. Work continues to complete and terminate the Natural Resource Damages order. U. S. Steel was obligated to perform, and has completed the ecological restoration in this section of the Grand Calumet River. Additionally, U. S. Steel has released the $1 million payment to the public trustee for ecological monitoring and received letters from the three trustees confirming completion of U. S. Steel's obligations. In total, the accrued liability for the above projects based on the estimated remaining costs was approximately $909,000 at June 30, 2013.
At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites: D5, along with an adjacent solid waste disposal unit, Terminal Treatment Plant (TTP) Area; T2; and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. The Indiana Department of Environmental Management (IDEM) has approved the closure plans for all three sites. U. S. Steel continues technical discussions with IDEM on the conditions of the D2 approval. Closure is complete at D5, TTP and T2, with IDEM approval of the closure certification reports on February 1, 2012 (D5), April 3, 2012 (TTP) and November 1, 2012 (T2). As of June 30, 2013, the accrued liability for estimated costs to close these sites is approximately $15 million.
On October 23, 1998, EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a RCRA Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to the EPA. Through June 30, 2013, U. S. Steel had spent $45.6 million for corrective action studies, Vessel Slip Turning Basin interim measures and other corrective actions. U. S. Steel has completed the second year of a facility wide perimeter groundwater monitoring program and has submitted an annual summary report to EPA recommending additional monitoring events to be conducted in 2013. U. S. Steel will also be undertaking additional localized focused groundwater assessment work recently approved by the EPA. U. S. Steel has also submitted and partially completed a Baseline Ecological Risk Assessment work plan for addressing sediments behind the East Breakwall. In addition, U. S. Steel has received approval from the EPA to proceed with an interim stabilization measure to address certain components of the East Side Groundwater Solid Waste Management Area as required by the Order. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for projects is approximately $43 million as of June 30, 2013, based on the estimated remaining costs.
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

On October 8, 2009, Mon Valley Clairton Plant received a Notice of Violation (NOV) from ACHD alleging the Clairton Plant was culpable for hydrogen sulfide (H2S) Pennsylvania ambient air quality standard exceedances. The NOV requires U. S. Steel to submit a plan with milestones to reduce and minimize fugitive emissions of coke oven gas from the coke producing operations at Clairton including identification of coke oven gas emission sources and method of improved emission prevention and control. While U. S. Steel appealed the NOV on October 16, 2009, U. S. Steel submitted an Action Plan to ACHD that was required by the NOV. U. S. Steel and ACHD have performed H2S modeling, and evaluated all potential sources of H2S in the area. In light of the steps taken by U. S. Steel, and the inactivity of this matter by ACHD, disclosure of this matter in subsequent periods will no longer be made.
Midwest Plant
A former disposal area located on the east side of the Midwest Plant was designated a SWMU (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. U. S. Steel submitted a Closure Plan to IDEM recommending consolidation and “in-place” closure of the East Side SWMU. IDEM approved the Closure Plan in January 2010. Implementation of the Closure Plan began during the third quarter of 2010 and fieldwork was completed early in the second quarter of 2011. A full vegetative cover over the project area is in place and the Closure Completion Report was approved by IDEM on November 21, 2011. As of June 30, 2013, $4.3 million has been spent on the project. The remaining cost is estimated to be $101,000 for post construction monitoring work and was recorded as an accrued liability as of June 30, 2013.
Fairless Plant
In January 1992, U. S. Steel commenced negotiations with the EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform an RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. The cost to U. S. Steel to continue to maintain the interim measures, develop a Phase II/III RFI Work Plan and implement certain corrective measures is estimated to be $725,000. It is reasonably possible that additional costs of as much as $45 million to $75 million may be incurred at this site in combination with five other projects. See Note 20 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”
Fairfield Works
A consent decree was signed by U. S. Steel, the EPA and the U.S. Department of Justice (DOJ) and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM) with the approval of the EPA assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. The Phase I RFI for waste disposed of at the Exum Materials Management Area was voluntarily implemented in October 2011, completed in December 2011 with the final completion report submitted to ADEM in June 2012. A Phase II RFI for the Fairfield Facility property was completed in December 2012 with the completion report to be submitted to ADEM during the third quarter of 2013. In total, the accrued liability for remaining work under the Corrective Action Program, including the former Ensley facility, was $337,000 at June 30, 2013, based on estimated remaining costs. It is reasonably possible that additional costs of as much as $45 million to $75 million may be incurred at this site in combination with five other projects. See Note 20 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”
Lorain Tubular Operations
In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (OEPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Area of Contamination was submitted in March 2012 and a Phase II workplan that addresses additional soil investigations, site wide groundwater and the pipe mill lagoon was submitted and approved by the OEPA. As of June 30, 2013, U. S. Steel has spent $831,000 on studies at this site. Costs to complete additional projects are estimated to be $409,000. It is reasonably possible that additional costs of as much as $45 million to $75 million may be incurred at this site in combination with five other projects. See Note 20 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”
Construction and start-up of a seep collection system at the D2 landfill was completed in the third and fourth quarters of 2011. The system was required by OEPA as part of a revised Post-Closure Care Plan for the landfill. Based on subsequent system influent and effluent water quality data, additional seep water treatment will be necessary to meet future permit limits. A permit to install was submitted to and approved by the OEPA during the fourth quarter of 2012 that permits installation of the new equipment. As of June 30, 2013, project costs have amounted to $1.5 million. The remaining cost of the project is expected to be $354,000 and was recorded as an accrued liability as of June 30, 2013.
Great Lakes Works
On February 13, 2007, Michigan Department of Environmental Quality (MDEQ) and U. S. Steel agreed to an Administrative Consent Order (the Order) that resolves alleged violations of CWA National Pollutant Discharge Elimination System permits at the Great Lakes Works facility. As required by the Order, U. S. Steel has paid a civil penalty of $300,000 and has reimbursed MDEQ $50,000 in costs. The Order identified certain compliance actions to address the alleged violations. U. S. Steel has completed work on most of these compliance actions, and has initiated work on the others. As of June 30, 2013, $1.8 million has been spent on the project. In addition, $161,000 remains accrued for possible additional requirements.
On April 20, 2011, U. S. Steel Great Lakes Works received an NOV from MDEQ regarding an alleged Basic Oxygen Process (BOP) roof monitor opacity violation that was to have occurred on April 14, 2011. On May 11, 2011, U. S. Steel responded to the NOV stating the alleged exceedance was caused by a desulfurization lance failure and that it has implemented corrective actions to prevent its recurrence. In light of the steps taken by U. S. Steel and the inactivity of this matter by MDEQ, disclosure of this matter in subsequent periods will no longer be made.

On May 10, 2011, the MDEQ issued a violation notice alleging that fallout from a bleeder incident on April 20, 2011 caused an unreasonable interference with the comfortable enjoyment of life and property in Windsor, Canada. U. S. Steel responded to the notice to MDEQ. In light of the steps taken by U. S. Steel and the inactivity of this matter by MDEQ, disclosure of this matter in subsequent periods will no longer be made.
On October 10, 2012, the MDEQ issued a violation notice alleging the No. 2 baghouse at the No. 2 BOP exceeded applicable emission limits based upon stack testing conducted earlier in 2012. On October 31, 2012, U. S. Steel responded to the notice indicating that corrective actions at the baghouse have been employed and stack tests conducted after the repairs were made to demonstrate the stack complies with emission limits. Discussions between U. S. Steel and MDEQ are on going pending a resolution of the matter.

On April 26, 2013, the MDEQ issued a violation notice alleging that the Selective Catalytic Reduction system on the Continuous Galvanizing Line was not operating properly on March 27, 2013. U. S. Steel responded to the violation notice on May 24, 2013. Discussions between U. S. Steel and MDEQ are ongoing pending a resolution of the matter.
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
To comply with the Illinois State NOx RACT rule, U. S. Steel will install Flue Gas Recirculation and Continuous Emission Monitors on Boilers 11 and 12 at Granite City Works with expenditures of approximately $4 million. U. S. Steel evaluated and will install a NOx continuous emissions monitor for the slab reheat furnaces with expenditures of approximately $1 million.
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
Minnesota Ore Operations
On February 6, 2013, the EPA published a Federal Implementation Plan (FIP) that applies to taconite facilities in Minnesota. The FIP establishes and requires the use of low NOx burners on indurating furnaces as Best Available Retrofit Technology. While U. S. Steel has already installed low NOx burners on Minntac Lines 6 and 7 and is currently obligated to install low NOx burners on Lines 3, 4, and 5 pursuant to existing agreements and permits, the rule would require the installation of low NOx burners for the existing line at Keetac for which U. S. Steel did not have an otherwise existing obligation. U. S. Steel estimates the expenditures associated with the installation of low NOx burners as much as $20 million to $30 million. On June 14, 2013, the Eighth Circuit Court of Appeals stayed the effectiveness of the FIP.
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
On January 20, 2013, U. S. Steel’s Keetac facility received an Alleged Violations Letter (AVL) from MPCA alleging a violation of Minnesota rules during a wind and fugitive dust event on the Keetac Taconite tailings basin in December 2012. In February 2013, U. S. Steel responded to the AVL indicating that no violation occurred, and also explained the actions taken by Keetac during the December wind event to minimize emissions. To date, no response from the MPCA has been received nor has any penalty been assessed.
Geneva Works
At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality. As of June 30, 2013, U. S. Steel has spent $17.9 million to complete remediation on certain areas of the site. Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit. U. S. Steel has an accrued liability of $65 million as of June 30, 2013, for our estimated share of the remaining costs of remediation.
Duluth Works
The former U. S. Steel Duluth Works site was placed on the National Priorities List under CERCLA in 1983 and on the State of Minnesota’s Superfund list in 1984. Liability for environmental remediation at the site is governed by a Response Order by Consent executed with the MPCA in 1985 and a Record of Decision signed by MPCA in 1989.

As of June 30, 2013, U. S. Steel has spent $21.8 million to complete remediation on certain areas of the site. Current activity at the site is focused on completing the feasibility study and remedial design of the two St. Louis River Estuary Operable Units (OUs) along with completing a feasibility study on several Upland OUs, as defined during the latest 5-year review of the site, conducted by the MPCA in 2008. The remaining cost of the project is estimated to be $21 million and was recorded as an accrued liability as of June 30, 2013, but because several critical issues have yet to be resolved so that a preferred remedy may be selected, it is reasonably possible that additional costs of as much as $45 million to $75 million may be incurred at this site in combination with five other projects. See Note 20 to the Consolidated Financial Statements Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.
Municipal Industrial Disposal Company (MIDC)
MIDC was a licensed disposal facility where U. S. Steel disposed coal tar and other wastes. The site was mismanaged by the operator and subsequently on August 30, 2002, U. S. Steel entered into a COA with the Pennsylvania Department of Environmental Protection to address the environmental issues at the site. While U. S. Steel was not the only entity to use the facility, U. S. Steel is the single remaining viable company responsible for the cleanup. An engineered remedy for the three locations at the site requiring remediation was implemented in July 2011 and completed in December 2011. The final completion report was submitted to the agency in December 2012. As of June 30, 2013, U. S. Steel has spent $12 million related to the project. The remaining cost of the project is estimated to be $172,000 and was recorded as an accrued liability as of June 30, 2013.
USS-POSCO Industries (UPI)
At UPI, a joint venture between subsidiaries of U. S. Steel and POSCO, corrective measures have been implemented for the majority of the former SWMUs. Prior to the formation of UPI, U. S. Steel owned and operated the Pittsburg, California facility and retained responsibility for the existing environmental conditions. Seven SWMUs remain at the facility. Based on their constituents, six of these SWMUs have been combined into two groups of three, while one SWMU remains a single entity. Investigation of the single SWMU is complete and an engineered remedy is in development for submission to the Department of Toxic Substances Control (DTSC). Investigation for the second SWMU group is also complete with recommendations, limited to future monitoring only, currently being discussed with the California DTSC. Investigations continue for the remaining SWMU group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the DTSC. As of June 30, 2013, $903,000 remains for ongoing environmental studies and investigations. It is reasonably possible that additional costs of as much as $45 million to $75 million may be incurred at this site in combination with five other projects. See Note 20 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”
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
Other
In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a consent order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation was essentially completed in 2007 and U. S. Steel and SSB continue to work with KDHE to address the remaining issues. As such, the Consent Order was amended on May 3, 2013, to investigate potential contamination beyond the boundary of the former zinc smelting operation. As of June 30, 2013, an accrual of $236,000 remains available for addressing these outstanding issues.

On January 18, 2011, KDHE signed a Consent Agreement and Final Order (CAFO), which obligates U. S. Steel to prepare and implement a corrective action plan for two sites in Girard, Kansas. The sites are referred to as the Girard Zinc Works and the Cherokee Lanyon #2 site. The CAFO recognizes a single project incorporating the corrective action for both sites. An addendum to the May 2012 Final Corrective Action Completion Report summarizing completion of fieldwork was submitted to KDHE on March 18, 2013 and subsequently approved by KDHE on March 22, 2013. U. S. Steel is currently working with KDHE in developing a long term care agreement to address post closure items for the site. As of June 30, 2013, U. S. Steel has an accrued liability of approximately $70,000.
In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel’s allocated share is approximately 16 percent. The Remedial Action Plan for the site was approved by TCEQ in June 2009. Implementation of remedial measures was initiated in July 2010 and all fieldwork was completed in November 2011. On March 18, 2013, TCEQ approved the Response Action Completion Report. The accrued liability for U. S. Steel’s share to implement the post-closure monitoring program was $774,000 as of June 30, 2013.
In May 2010, MPCA notified Canadian National Railroad Company (CN) of apparent environmental impacts on their property adjacent to the former U. S. Steel Duluth Works. U. S. Steel subsequently obtained information indicating U. S. Steel’s connection to the site as well as reviewed a site investigation report that CN prepared and submitted to MPCA in August 2011. On December 6, 2011, U. S. Steel agreed to purchase the site and to take responsibility for addressing the identified environmental impacts. The property transaction was closed on June 26, 2012. As of June 30, 2013, U. S. Steel has an accrued liability of approximately $2 million.
The Canadian and Ontario governments have identified for remediation a sediment deposit, commonly referred to as Randle Reef, in Hamilton Harbor near USSC’s Hamilton Works, for which the regulatory agencies estimate expenditures with a net present value of approximately C$120 million (approximately $114 million). The national and provincial governments have each allocated C$40 million (approximately $38 million) for this project. Local sources, including industry, have also agreed to provide funding of C$40 million (approximately $38 million) for the project. USSC has committed to contribute approximately 11,000 tons of hot rolled steel and to fund C$2 million (approximately $2 million). The steel contribution is expected to be made in 2014. As of June 30, 2013,U. S. Steel has an accrued liability of approximately $10 million reflecting the contribution commitment.
U. S. Steel is identified as a PRP at the former Breslube-Penn operating site, an oil recycling and solvent recovery operation located in Coraopolis, PA. U. S. Steel’s allocated share of the cost among the participating PRPs is approximately 29 percent. A Record of Decision was issued by the EPA in August 2007 and a Remedial Design was preliminarily approved in 2011 and is still under review by the agencies. As of June 30, 2013, U. S. Steel has an accrued liability of approximately $2 million reflecting U. S. Steel’s share of the cost to implement remedial measures at the site.
ASBESTOS LITIGATION
At June 30, 2013, U. S. Steel was a defendant in approximately 805 active cases involving approximately 3,345 plaintiffs. As of December 31, 2012, U. S. Steel was a defendant in approximately 790 active cases involving approximately 3,330 plaintiffs. For the period ended June 30, 2013, settlements and dismissals resulted in the disposition of approximately 110 claims and U. S. Steel paid approximately $5 million in settlements. New filings added approximately 125 claims.
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
The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
December 31, 2010	3,040	200	250	3,090	$8
December 31, 2011	3,090	130	275	3,235	$8
December 31, 2012	3,235	190	285	3,330	$15
June 30, 2013	3,330	110	125	3,345	$5
The amount U. S. Steel has accrued for pending asbestos claims is not material to U. S. Steel’s financial position. U. S. Steel does not accrue for unasserted asbestos claims because it is not possible to determine whether any loss is probable with respect to such claims or even to estimate the amount or range of any possible losses. The vast majority of pending claims against us allege so-called “premises” liability-based exposure on U. S. Steel’s current or former premises. These claims may be made by an indeterminable number of people such as truck drivers, railroad workers, salespersons, contractors and their employees, government inspectors, customers, visitors and even trespassers. In most cases, the claimant also was exposed to asbestos in non-U. S. Steel settings; the relative periods of exposure between U. S. Steel and non-U. S. Steel settings vary with each claimant, and the strength or weakness of the causal link between U. S. Steel exposure and any injury vary widely as do the nature and severity of the injury claimed.
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

10.1
Administrative Regulations for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan, as Amended and Restated, effective May 28, 2013. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 30, 2013.

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
July 30, 2013
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.