Form 10-Q
period 2013-09-30
UNITED STATES STEEL CORP
filed 2013-10-29
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
Yes     No ✓
Common stock outstanding at October 24, 2013 – 144,666,868 shares

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2013	2012	2013	2012
Net sales:
Net sales	$3,856	$4,310	$12,292	$13,838
Net sales to related parties (Note 19)	275	342	863	1,003
Total	4,131	4,652	13,155	14,841
Operating expenses (income):
Cost of sales (excludes items shown below)	3,749	4,318	12,105	13,436
Selling, general and administrative expenses	153	159	449	490
Depreciation, depletion and amortization	173	163	514	490
Income from investees	(26)	(48)	(31)	(116)
Impairment of goodwill (Note 5)	1,783	—	1,783	—
Net (gain) loss on disposal of assets (Note 4)	—	(1)	—	308
Other expense (income), net	1	(1)	6	(9)
Total	5,833	4,590	14,826	14,599
(Loss) income from operations	(1,702)	62	(1,671)	242
Interest expense	61	45	204	160
Interest income	—	(1)	(2)	(6)
Other financial costs	24	1	55	23
Net interest and other financial costs (Note 7)	85	45	257	177
(Loss) income before income taxes and noncontrolling interests	(1,787)	17	(1,928)	65
Income tax provision (benefit) (Note 9)	4	(27)	14	139
Net (loss) income	(1,791)	44	(1,942)	(74)
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net (loss) income attributable to United States Steel Corporation	$(1,791)	$44	$(1,942)	$(74)
Earnings per common share (Note 11):
Earnings per share attributable to United States Steel Corporation shareholders:
-Basic	$(12.38)	$0.30	$(13.44)	$(0.51)
-Diluted	$(12.38)	$0.28	$(13.44)	$(0.51)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
Net (loss) income	$(1,791)	$44	$(1,942)	$(74)
Other comprehensive income, net of tax:
Changes in foreign currency translation adjustments	31	60	13	76
Changes in pension and other employee benefit accounts	59	224	197	360
Total other comprehensive income, net of tax	90	284	210	436
Comprehensive (loss) income including noncontrolling interest	(1,701)	328	(1,732)	362
Comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive (loss) income attributable to United States Steel Corporation	$(1,701)	$328	$(1,732)	$362

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$697	$570
Receivables, less allowance of $53 and $55	1,819	1,872
Receivables from related parties (Note 19)	138	218
Inventories (Note 12)	2,480	2,503
Deferred income tax benefits (Note 9)	162	171
Other current assets	58	40
Total current assets	5,354	5,374
Property, plant and equipment	17,031	16,906
Less accumulated depreciation and depletion	10,864	10,498
Total property, plant and equipment, net	6,167	6,408
Investments and long-term receivables, less allowance of $3 in both periods	607	609
Intangibles – net (Note 5)	276	253
Goodwill (Note 5)	4	1,822
Deferred income tax benefits (Note 9)	311	424
Other noncurrent assets	287	327
Total assets	$13,006	$15,217
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$1,630	$1,722
Accounts payable to related parties (Note 19)	93	78
Bank checks outstanding	56	15
Payroll and benefits payable	965	977
Accrued taxes	140	146
Accrued interest	80	50
Short-term debt and current maturities of long-term debt (Note 14)	322	2
Total current liabilities	3,286	2,990
Long-term debt, less unamortized discount (Note 14)	3,618	3,936
Employee benefits	3,919	4,416
Deferred credits and other noncurrent liabilities	408	397
Total liabilities	11,231	11,739
Contingencies and commitments (Note 20)
Stockholders’ Equity (Note 17):
Common stock (150,925,911 shares issued) (Note 11)	151	151
Treasury stock, at cost (6,267,004 and 6,643,553 shares)	(481)	(521)
Additional paid-in capital	3,665	3,652
Retained earnings	1,497	3,463
Accumulated other comprehensive loss (Note 18)	(3,058)	(3,268)
Total United States Steel Corporation stockholders’ equity	1,774	3,477
Noncontrolling interests	1	1
Total liabilities and stockholders’ equity	$13,006	$15,217

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2013	2012
Increase (decrease) in cash and cash equivalents
Operating activities:
Net loss	$(1,942)	$(74)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	514	490
Impairment of goodwill (Note 5)	1,783	—
Provision for doubtful accounts	(2)	(3)
Pensions and other postretirement benefits	(143)	(112)
Deferred income taxes	3	86
Net loss on disposal of assets (Note 4)	—	308
Currency remeasurement loss (gain)	8	(13)
Distributions received, net of equity investees income	(20)	(33)
Changes in:
Current receivables	137	(86)
Inventories	15	168
Current accounts payable and accrued expenses	(34)	108
Income taxes receivable/payable	1	27
Bank checks outstanding	40	25
All other, net	61	67
Net cash provided by operating activities	421	958
Investing activities:
Capital expenditures	(328)	(536)
Acquisition of intangible assets (Note 5)	(12)	—
Disposal of assets	—	141
Change in restricted cash, net	39	(67)
Investments, net	(8)	(4)
Net cash used in investing activities	(309)	(466)
Financing activities:
Revolving credit facilities – borrowings	—	523
– repayments	—	(653)
Receivables Purchase Agreement payments	—	(380)
Issuance of long-term debt, net of financing costs	575	485
Repayment of long-term debt	(542)	(319)
Dividends paid	(22)	(22)
Net cash provided by (used in) financing activities	11	(366)
Effect of exchange rate changes on cash	4	2
Net increase in cash and cash equivalents	127	128
Cash and cash equivalents at beginning of year	570	408
Cash and cash equivalents at end of period	$697	$536

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
On July 18, 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 requires the netting of unrecognized tax benefits (UTBs) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs are required to be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. U. S. Steel early adopted ASU 2013-11 in the second quarter of 2013 on a prospective basis. The adoption did not have a significant impact on U. S. Steel's financial statements.
3.    Segment Information
U. S. Steel has three reportable segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE), and Tubular Products (Tubular). The results of several other operating segments that do not constitute reportable segments, which include transportation services and real estate operations, are combined and disclosed in the Other Businesses category. Prior to January 31, 2012, our USSE reportable segment consisted of U. S. Steel Košice (USSK) and U. S. Steel Serbia (USSS). On January 31, 2012, U. S. Steel sold USSS (see Note 4). The USSE segment information subsequent to January 31, 2012 reflects the results of USSK only.
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
The results of segment operations for the three months ended September 30, 2013 and 2012 are:

(In millions) Third Quarter 2013	Customer Sales	Intersegment Sales	Net Sales	Income (loss) from investees	Income (loss) from operations
Flat-rolled	$2,731	$324	$3,055	$28	$82
USSE	643	1	644	—	(32)
Tubular	731	2	733	(1)	49
Total reportable segments	4,105	327	4,432	27	99
Other Businesses	26	32	58	(1)	14
Reconciling Items and Eliminations	—	(359)	(359)	—	(1,815)
Total	$4,131	$—	$4,131	$26	$(1,702)

Third Quarter 2012
Flat-rolled	$3,142	$415	$3,557	$49	$29
USSE	696	68	764	—	27
Tubular	787	3	790	(1)	102
Total reportable segments	4,625	486	5,111	48	158
Other Businesses	27	13	40	—	13
Reconciling Items and Eliminations	—	(499)	(499)	—	(109)
Total	$4,652	$—	$4,652	$48	$62
The results of segment operations for the nine months ended September 30, 2013 and 2012 are:

(In millions) First Nine Months 2013	Customer Sales	Intersegment Sales	Net Sales	Income (loss) from investees	Income (loss) from operations
Flat-rolled	$8,710	$985	$9,695	$41	$18
USSE	2,204	3	2,207	—	16
Tubular	2,126	4	2,130	(7)	158
Total reportable segments	13,040	992	14,032	34	192
Other Businesses	115	101	216	(3)	62
Reconciling Items and Eliminations	—	(1,093)	(1,093)	—	(1,925)
Total	$13,155	$—	$13,155	$31	$(1,671)

First Nine Months 2012
Flat-rolled	$9,798	$1,297	$11,095	$122	$389
USSE	2,274	143	2,417	—	27
Tubular	2,604	6	2,610	(4)	334
Total reportable segments	14,676	1,446	16,122	118	750
Other Businesses	165	105	270	(2)	46
Reconciling Items and Eliminations	—	(1,551)	(1,551)	—	(554)
Total	$14,841	$—	$14,841	$116	$242

The following is a schedule of reconciling items to income (loss) from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Items not allocated to segments:
Postretirement benefit expense(a)	$(55)	$(74)	$(165)	$(228)
Other items not allocated to segments:
Impairment of goodwill (Note 5)	$(1,783)	—	$(1,783)	—
Supplier contract dispute settlement	23	$—	23	$—
Labor agreement lump sum payments(b)	—	(35)	—	(35)
Net loss on the sale of assets (Note 4)	—	—	—	(310)
Property tax settlements	—	—	—	19
Total other items not allocated to segments	(1,760)	(35)	(1,760)	(326)
Total reconciling items	$(1,815)	$(109)	$(1,925)	$(554)

(a) Consists of the net periodic benefit cost elements, other than service cost and amortization of prior service cost for active employees, associated with our pension, retiree health care and life insurance benefit plans.
(b) Effective September 1, 2012, U. S. Steel and its U. S. Steel Tubular Products, Inc. subsidiary reached new labor agreements (the 2012 Labor Agreements) with the United Steel Workers (USW). The 2012 Labor Agreements provided for a $2,000 lump sum payment for each covered active USW member, which resulted in U. S. Steel recognizing a pretax charge of $35 million in the third quarter of 2012.
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
5.     Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2013 are as follows:

	Flat-rolled Segment	USSE Segment	Tubular Segment	Total
Balance at December 31, 2012	$984	$4	$834	$1,822
Goodwill from acquisitions	—	—	3	$3
Impairment	(946)	—	(837)	(1,783)
Currency translation	(38)	—	—	(38)
Balance at September 30, 2013	$—	$4	$—	$4

Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired.
Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate the carrying value may not be recoverable. The evaluation of goodwill impairment involves using either a qualitative or quantitative approach as outlined in Accounting Standards Codification (ASC) Topic 350. U. S. Steel completed its annual goodwill impairment evaluation using the two-step quantitative analysis during the third quarter of 2013. We had two reporting units that included nearly all of our goodwill: our Flat-rolled reporting unit and our Texas Operations reporting unit, which is part of our Tubular operating segment.

In the first step of the analysis, U. S. Steel compared the estimated fair value of each reporting unit to its carrying value, including goodwill. The fair value of the reporting units was determined based on a weighting of income and market approaches. Since the carrying value of both the Flat-rolled and Texas Operations reporting units exceeded the fair value, U. S. Steel performed the second step of the impairment analysis in order to determine the implied fair value of the reporting units’ goodwill. The implied fair value of goodwill represents the excess of fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of the reporting unit as if it were to be acquired in a business combination and the current fair value of the reporting unit (as calculated in the first step) was the purchase price. Any amount remaining after this allocation represents the implied fair value of goodwill. The implied fair value of the respective reporting units’ goodwill was then compared to the carrying value of the goodwill and any excess of carrying value over the implied fair value represents the non-cash impairment charge. The results of the second step preliminary analysis showed that the implied fair value of goodwill was zero for both reporting units. Therefore, in the third quarter of 2013, U. S. Steel recorded a goodwill impairment charge of $946 million and $837 million for the Flat-rolled and Texas Operations reporting units, respectively. As a result of the goodwill impairment charge, there is no goodwill remaining within the Flat-rolled and Tubular segments, and goodwill remaining on our consolidated balance sheet at September 30, 2013 is $4 million.

The impairment of the Flat-rolled reporting unit’s goodwill was primarily driven by the valuation effects of the protracted economic recovery and excess global steelmaking capacity. The impairment of the Texas Operations reporting unit’s goodwill was primarily driven by the adverse price and volume effects of an increased supply of welded tubular products in the U.S. market from the continued high level of tubular product imports and announced additional domestic tubular manufacturing capacity. Due to these factors, U. S. Steel decreased the long term estimates of its operating results and cash flows utilized in assessing goodwill for impairment. The valuation of goodwill for the second step of the goodwill impairment analysis is considered a level 3 fair value measurement, which means that the valuation of the assets and liabilities reflect U. S. Steel's own assumptions about the assumptions that market participants would use in pricing the assets and liabilities.
The valuation methodologies used for the 2013 impairment analysis to determine fair value under step one, with the assistance of a third party valuation specialist in the case of the Texas Operations reporting unit, were a market approach and an income approach.

For purposes of the income approach, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate (DCF analysis). U. S. Steel made assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within U. S. Steel’s DCF analysis was based on its most recent operational budgets, long range strategic plans and other estimates including probability weighting of cash flow scenarios. A three percent perpetual growth rate was used to calculate the value of cash flows beyond the last projected period in U. S. Steel’s DCF analysis and reflects its best estimates for stable, perpetual growth of its reporting units. Actual results may differ from those assumed in U. S. Steel’s forecasts. U. S. Steel used estimates of market participant weighted average cost of capital (WACC) as a basis for determining the discount rates applied to its reporting units’ future expected cash flows, adjusted for risks and uncertainties inherent in the steel industry and in its internally developed forecasts. A discount rate of 10 percent was used for both reporting units.
The market approach is based upon an analysis of valuation metrics for companies comparable to each reporting unit. Fair values for the Flat-rolled and Texas Operations reporting units were estimated using an appropriate valuation multiple, as well as estimated normalized earnings and an estimated control premium.

In order to validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, a reconciliation of the aggregate fair values of all reporting units to market capitalization was performed using a reasonable control premium. We further validated the reasonableness of the estimated fair values of our reporting units using other valuation metrics that included data from U. S Steel's historical transactions as well as published industry analyst reports.
Goodwill impairment tests in prior years indicated that goodwill was not impaired for any of U. S. Steel's reporting units and there were no triggering events since that time that necessitated an impairment test.
Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of September 30, 2013			As of December 31, 2012
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$218	$61	$157	$221	$54	$167
Other	2-20 Years	23	12	11	22	11	11
Total amortizable intangible assets		$241	$73	$168	$243	$65	$178
The carrying amount of acquired water rights with indefinite lives as of September 30, 2013 and December 31, 2012 totaled $75 million. The water rights are tested for impairment annually in the third quarter. U. S. Steel performed a qualitative impairment evaluation of its water rights for 2013. The 2013 and prior year tests indicated the water rights were not impaired.
During the first nine months of 2013, U. S. Steel acquired indefinite-lived intangible assets for $12 million and entered into an agreement to make future payments contingent upon certain factors. The aggregate purchase price was $36 million, and U. S. Steel allocated $33 million to indefinite-lived intangible assets, based upon their estimated fair value. The liability for contingent consideration will be reassessed each quarter. The maximum potential liability for contingent consideration is $53 million. As of September 30, 2013, U. S. Steel has recorded a liability of $24 million to reflect the estimated fair value of the contingent consideration. Contingent consideration was valued using a probability weighted discounted cash flow using both level 2 inputs based on 2013 Standard and Poor’s Bond Guide as well level 3, significant other unobservable inputs, based on internal forecasts and weighted average cost of capital derived from market data.
Identifiable intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. During the third quarter of 2013, U. S. Steel completed a review of its identifiable intangible assets with finite lives and determined that the assets were not impaired.
Amortization expense was $3 million in both the three months ended September 30, 2013 and 2012 and was $8 million in both the nine months ended September 30, 2013 and 2012. The estimated future amortization expense of identifiable intangible assets during the next five years is $3 million for the remaining portion of 2013 and $11 million each year from 2014 to 2017.

6.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost for the three months ended September 30, 2013 and 2012:

	Pension Benefits		Other Benefits
(In millions)	2013	2012	2013	2012
Service cost	$32	$29	$7	$7
Interest cost	100	117	35	42
Expected return on plan assets	(152)	(154)	(33)	(29)
Amortization of prior service cost	6	6	(3)	3
Amortization of actuarial net loss	92	88	8	1
Net periodic benefit cost, excluding below	78	86	14	24
Multiemployer plans	19	18	—	—
Settlement, termination and curtailment losses	$3	$—	$—	$—
Net periodic benefit cost	$100	$104	$14	$24
The following table reflects the components of net periodic benefit cost for the nine months ended September 30, 2013 and 2012:

	Pension Benefits		Other Benefits
(In millions)	2013	2012	2013	2012
Service cost	$96	$88	$21	$22
Interest cost	303	350	106	133
Expected return on plan assets	(459)	(460)	(98)	(86)
Amortization of prior service cost	18	15	(10)	14
Amortization of actuarial net loss	275	264	23	1
Net periodic benefit cost, excluding below	233	257	42	84
Multiemployer plans	55	52	—	—
Settlement, termination and curtailment losses (gains)	3	(2)	—	—
Net periodic benefit cost	$291	$307	$42	$84
Employer Contributions
During the first nine months of 2013, U. S. Steel made a voluntary contribution of $140 million to its main defined benefit pension plan. U. S. Steel also made $63 million in required cash contributions to the USSC pension plans, cash payments of $56 million to the Steelworkers’ Pension Trust and $18 million of pension payments not funded by trusts.
During the first nine months of 2013, cash payments of $188 million were made for other postretirement benefit payments not funded by trusts. In addition, U. S. Steel made a required contribution of $10 million to our trust for represented retiree health care and life insurance benefits.
Company contributions to defined contribution plans totaled $11 million and $10 million in the three months ended September 30, 2013 and 2012, respectively. Company contributions to defined contribution plans totaled $33 million and $31 million for the nine months ended September 30, 2013 and 2012, respectively.

Pension Funding
In January 2013, U. S. Steel's Board of Directors authorized voluntary contributions to U. S. Steel's trusts for pensions and other benefits of up to $300 million through the end of 2014. U. S. Steel made voluntary contributions to our main U.S. defined benefit plan of $140 million during the first nine months of 2013 and

2012. U. S. Steel will likely make voluntary contributions of similar amounts in future periods in order to mitigate potentially larger mandatory contributions in later years. Assuming future asset performance consistent with our expected long-term earnings rate assumption of 7.75%, we anticipate that the interest rate formula changes in the pension stabilization legislation enacted in 2012 will allow us to continue to make voluntary contributions of approximately $140 million per year through 2015 to our main U.S. defined benefit plan before we could be required to contribute more than that amount should the current low interest rate environment continue.
7.    Net Interest and Other Financial Costs
Net interest and other financial costs includes interest expense (net of capitalized interest), interest income, financing costs, derivatives gains and losses and foreign currency remeasurement gains and losses. Foreign currency gains and losses are a result of foreign currency denominated assets and liabilities that require remeasurement. During the three months ended September 30, 2013 and 2012, net foreign currency remeasurement gains of $3 million and $6 million, respectively, were recorded in other financial costs. During the nine months ended September 30, 2013 and 2012, net foreign currency remeasurement losses of $9 million and $2 million, respectively, were recorded in other financial costs.
For the three and nine months ended September 30, 2013, net interest and other financial costs includes a charge of $22 million related to a guarantee of an unconsolidated equity investment for which payment by U. S. Steel is probable (see Note 20). Also included in the nine months ended September 30, 2013 is a charge of $34 million related to repurchases of approximately $542 million aggregate principal amount of our 4.00% Senior Convertible Notes due May 15, 2014 (see Note 14 for further details). For the nine months ended September 30, 2012, net interest and other financial costs also includes a charge of $18 million associated with the April 2012 redemption of all of our $300 million Senior Notes due June 1, 2013.
See Note 13 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure.

8.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee) under several stock-based employee compensation plans, which are more fully described in Note 12 of the United States Steel Corporation 2012 Annual Report on Form 10-K. An aggregate of 15,450,000 shares of U. S. Steel common stock may be issued under the plans. As of September 30, 2013, 1,325,239 shares are available for future grants.

U. S. Steel recognized pre-tax stock-based compensation cost in the amount of $9 million and $10 million in the three months ended September 30, 2013 and 2012, respectively, and $28 million and $29 million in the first nine months of 2013 and 2012, respectively.

Recent grants of stock-based compensation consist of stock options, restricted stock units and performance awards. Historically, the Committee has granted traditional stock options with an exercise price equal to the stock price on the date of grant. For the 2013 grants, premium-priced stock options with an exercise price of $25 per share were awarded to executives in lieu of traditional stock options. The following table is a general summary of the awards made under the Plan.

	2013 Grants		2012 Grants
Grant Details	Shares (a)	Fair Value (b)	Shares (a)	Fair Value (b)
Executive Stock Options	826,340	$8.37	510,570	$11.93
Non-executive Stock Options	970,640	$9.70	993,310	$11.93
Restricted Stock Units	1,033,210	$18.58	910,011	$22.28
Performance Awards (c)	271,960	$21.26	328,780	$25.26
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted-average for all grants during the year.
(c) The number of Performance Awards shown represents the target value of the award.

As of September 30, 2013, total future compensation cost related to nonvested stock-based compensation arrangements was $50 million, and the weighted average period over which this cost is expected to be recognized is approximately 1.3 years.

Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The stock options vest ratably over a three-year service period and have a term of ten years.

Black-Scholes Assumptions(a)	2013 Executive Grants	2013 Non-Executive Grants	2012 Grants
Grant date price per share of option award	$18.48	$18.64	$22.28
Exercise price per share of option award	$25.00	$18.64	$22.28
Expected annual dividends per share, at grant date	$0.20	$0.20	$0.20
Expected life in years	5.0	5.0	5.0
Expected volatility	66%	67%	68%
Risk-free interest rate	1.315%	1.049%	0.8%
Grant date fair value per share of unvested option awards as calculated from above	$8.37	$9.70	$11.93

(a) The assumptions represent a weighted average of all grants during the year.

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
9.    Income Taxes
Tax provision
For the nine months ended September 30, 2013 and 2012, we recorded a tax provision of $14 million on our pretax loss of $1.9 billion and a tax provision of $139 million on our pretax income of $65 million, respectively. The tax provision does not reflect any tax benefit for pretax losses in Canada and Serbia (USSS was sold on January 31, 2012), which are jurisdictions where we have, or had, recorded full valuation allowances on deferred tax assets, and also does not reflect any tax provision or benefit for certain foreign currency remeasurement gains and losses that are not recognized in any tax jurisdiction. For the nine months ended September 30, 2013, there was essentially no tax benefit recorded on the $1.8 billion goodwill impairment charge. For the nine months ended September 30, 2012, no significant tax benefit was recorded on the $399 million loss on the sale of USSS.
The tax provision for the first nine months of 2013 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2013 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2013 could be materially different from the forecasted amount used to estimate the tax provision for the nine months ended September 30, 2013.

Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in ASC Topic 740 on income taxes. The total amount of gross unrecognized tax benefits was $85 million at both September 30, 2013 and December 31, 2012. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $65 million as of both September 30, 2013 and December 31, 2012.
U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Consolidated Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of both September 30, 2013 and December 31, 2012, U. S. Steel had accrued liabilities of $7 million for interest related to uncertain tax positions. U. S. Steel currently does not have a liability for tax penalties.
It is reasonably expected that during the next 12 months unrecognized tax benefits related to income tax issues will decrease by approximately $8 million.
Deferred taxes
As of September 30, 2013, the net domestic deferred tax asset was $411 million compared to $538 million at December 31, 2012. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. We continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.
As of September 30, 2013, the net foreign deferred tax asset was $62 million, net of established valuation allowances of $1,184 million. At December 31, 2012, the net foreign deferred tax asset was $57 million, net of established valuation allowances of $1,099 million. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro and the Canadian dollar. At December 31, 2012, a full valuation allowance was recorded for the net Canadian deferred tax asset primarily due to cumulative losses in Canada in recent years.
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
10.    Significant Equity Investments
Summarized unaudited income statement information for our significant equity investments for the nine months ended September 30, 2013 and 2012 is reported below (amounts represent 100% of investee financial information):

(In millions)	2013	2012
Net sales	$1,841	$1,982
Cost of sales	1,395	1,421
Operating income	399	533
Net income	382	521
Net income attributable to significant equity investments	382	521
U. S. Steel’s portion of the equity in net income of the significant equity investments above was $50 million and $121 million for the nine months ended September 30, 2013 and 2012, respectively, which is included in the income from investees line on the Consolidated Statement of Operations.

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
The computations for basic and diluted earnings per common share from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2013	2012	2013	2012
Net (loss) income attributable to United States Steel
Corporation shareholders	$(1,791)	$44	$(1,942)	$(74)
Plus income effect of assumed conversion-interest on convertible notes	—	5	—	—
Net (loss) income after assumed conversion	$(1,791)	$49	$(1,942)	$(74)
Weighted-average shares outstanding (in thousands):
Basic	144,727	144,350	144,523	144,199
Effect of convertible notes	—	27,059	—	—
Effect of stock options, restricted stock units and performance awards	—	264	—	—
Adjusted weighted-average shares outstanding, diluted	144,727	171,673	144,523	144,199
Basic earnings per common share	$(12.38)	$0.30	$(13.44)	$(0.51)
Diluted earnings per common share	$(12.38)	$0.28	$(13.44)	$(0.51)
The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013		2012
Securities granted under the 2005 Stock Incentive Plan	7,621	4,352	7,621		4,353
Securities convertible under the Senior Convertible Notes	10,058	—	15,351	(a)	27,059
Total	17,679	4,352	22,972		31,412
(a) On March 27, 2013, we repurchased approximately $542 million aggregate principal amount of our 4% Senior Convertible Notes due in 2014. If the repurchases had occurred on January 1, 2013, the antidilutive securities would be 10,058 for the nine months ended September 30, 2013.
Dividends Paid Per Share
The dividend for each of the first three quarters of 2013 and 2012 was five cents per common share.

12.    Inventories
Inventories are carried at the lower of cost or market. The first-in, first-out method is the predominant method of inventory costing in Europe and Canada. The last-in, first-out (LIFO) method is the predominant method of inventory costing in the United States. At September 30, 2013 and December 31, 2012, the LIFO method accounted for 61 percent and 56 percent of total inventory values, respectively.

(In millions)	September 30, 2013	December 31, 2012
Raw materials	$968	$945
Semi-finished products	877	883
Finished products	535	573
Supplies and sundry items	100	102
Total	$2,480	$2,503
Current acquisition costs were estimated to exceed the above inventory values by $1.1 billion and $1.0 billion at September 30, 2013 and December 31, 2012, respectively. Cost of sales was increased by $3 million and reduced by $5 million in the three months ended September 30, 2013 and 2012, respectively, as a result of the liquidation of LIFO inventories. Cost of sales was increased by $3 million and reduced by $16 million in the nine months ended September 30, 2013 and 2012, respectively, as a result of liquidation of LIFO inventories.
Inventory includes $84 million and $86 million of property held for residential or commercial development as of September 30, 2013 and December 31, 2012, respectively.
13.    Derivative Instruments
U. S. Steel is exposed to foreign currency exchange rate risks as a result of our European and Canadian operations. USSE’s revenues are primarily in euros and costs are primarily in U.S. dollars and euros. USSC’s revenues and costs are denominated in both Canadian and U.S. dollars. In addition, foreign cash requirements have been, and in the future may be, funded by intercompany loans, creating intercompany monetary assets and liabilities in currencies other than the functional currency of the entities involved, which can affect income when remeasured at the end of each period.
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
As of September 30, 2013, U. S. Steel held euro forward sales contracts with a total notional value of approximately $333 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.
Additionally, we routinely enter into fixed-price forward physical purchase contracts to partially manage our exposure to price risk related to the purchases of natural gas, electricity and certain nonferrous metals used in the production process. During 2013 and 2012, the forward physical purchase contracts for natural gas and nonferrous metals qualified for the normal purchases and normal sales exemption described in ASC Topic 815 and were not subject to mark-to-market accounting.

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel’s financial statements as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012:

		Fair Value	Fair Value
(In millions)	Balance Sheet Location	September 30, 2013	December 31, 2012
Foreign exchange forward contracts	Accounts payable	$9	$12

	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
(In millions)		Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Foreign exchange forward contracts	Other financial costs	$(11)	$(7)

	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
(In millions)		Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Foreign exchange forward contracts	Other financial costs	$(12)	$1
In accordance with the guidance found in ASC Topic 820 on fair value measurements and disclosures, the fair value of our euro forward sales contracts was determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used are from market sources that aggregate data based upon market transactions.

14.    Debt

(In millions)	Interest Rates %	Maturity	September 30, 2013	December 31, 2012
2037 Senior Notes	6.65	2037	$350	$350
2022 Senior Notes	7.50	2022	400	400
2021 Senior Notes	6.875	2021	275	—
2020 Senior Notes	7.375	2020	600	600
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2019 Senior Convertible Notes	2.75	2019	316	—
2014 Senior Convertible Notes	4.00	2014	322	863
Province Note (C$150 million)	1.00	2015	146	151
Environmental Revenue Bonds	5.38 - 6.88	2015 - 2042	549	549
Recovery Zone Facility Bonds	6.75	2040	70	70
Fairfield Caster Lease		2022	35	35
Other capital leases and all other obligations		2013 - 2014	—	1
Amended Credit Agreement	Variable	2016	—	—
USSK Revolver	Variable	2016	—	—
USSK credit facility	Variable	2015	—	—
Total Debt			4,013	3,969
Less Province Note fair value adjustment			17	23
Less unamortized discount			56	8
Less short-term debt and long-term debt due within one year			322	2
Long-term debt			$3,618	$3,936
To the extent not otherwise discussed below, information concerning the Senior Notes, the 2014 Senior Convertible Notes and other listed obligations can be found in Note 14 of the audited financial statements in the 2012 Annual Report on Form 10-K.
2021 Senior Notes
On March 26, 2013, U. S. Steel issued $275 million of 6.875% Senior Notes due April 1, 2021 (2021 Senior Notes). U. S. Steel received net proceeds from the offering of $270 million after fees of $5 million related to the underwriting discount and third party expenses. The net proceeds from the issuance of the 2021 Senior Notes, together with the net proceeds of the concurrent 2019 Senior Convertible Notes offering (see below), were used to repurchase a portion of our 4.00% Senior Convertible Notes due May 15, 2014 (the 2014 Senior Convertible Notes). Interest on the 2021 Senior Notes is payable semi-annually on April 1st and October 1st of each year, commencing on October 1, 2013.

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
Although the 2019 Senior Convertible Notes were issued at par, for accounting purposes the proceeds received from the issuance of the notes are allocated between debt and equity to reflect the fair value of the conversion option embedded in the notes and the fair value of similar debt without the conversion option. As a result, $53 million of the gross proceeds of the 2019 Senior Convertible Notes was recorded as an increase in additional paid-in capital with the offsetting amount recorded as a debt discount. The debt discount will be amortized over the term of the 2019 Senior Convertible Notes using an interest rate of 6.2% (the estimated effective borrowing rate for nonconvertible debt at the time of issuance) which will accrete the carrying value of the notes to the principal amount at maturity. As of September 30, 2013, the remaining unamortized debt discount was $49 million and the net carrying amount of the 2019 Senior Convertible Notes was $267 million.
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
2014 Senior Convertible Notes
In March 2013, U. S. Steel repurchased approximately $542 million aggregate principal amount of our 4.00% Senior Convertible Notes due 2014, reducing the outstanding principal amount of the notes to $322 million.
The repurchases were funded with the net proceeds from the 2021 Senior Notes and the 2019 Senior Convertible Notes and cash. The aggregate purchase price, including accrued and unpaid interest and fees, for the convertible notes repurchased was approximately $580 million. U. S. Steel recorded a pretax charge of $34 million to net interest and other financial costs (see Note 7) in the first nine months of 2013 related mainly to the repurchase premiums.
Amended Credit Agreement
As of September 30, 2013, there were no amounts drawn on the Amended Credit Agreement, which expires July 20, 2016, and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10% of the total aggregate commitments and $87.5 million. Since availability was greater than $87.5 million, compliance with the fixed charge coverage ratio covenant was not applicable. Based on the most recent four quarters as of September 30, 2013, we would not meet this covenant. If the value of inventory does not support the full amount of the facility or we remain unable to meet this covenant in the future, the full amount of this facility would not be available to the Company.
Receivables Purchase Agreement
As of September 30, 2013, U. S. Steel has a Receivables Purchase Agreement (RPA) under which eligible trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned, bankruptcy-remote, special purpose entity used only for the securitization program. As U. S. Steel accesses this facility, USSR sells senior undivided interests in the receivables to certain third-party commercial paper conduits, while maintaining a subordinated undivided interest in a portion of the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates.
At both September 30, 2013 and December 31, 2012, eligible accounts receivable supported $625 million of availability under the RPA and there were no receivables sold to third-party conduits under this facility.
USSR pays the conduits a discount based on the conduits’ borrowing costs plus incremental fees. We paid $1 million in each of the three month periods ended September 30, 2013 and 2012 and $3 million in each of the nine month periods ended September 30, 2013 and 2012 relating to fees on the RPA. These costs are included in other financial costs in the Consolidated Statement of Operations.
Generally, the facility provides that as payments are collected from the sold accounts receivables, USSR may elect to have the conduits reinvest the proceeds in new eligible accounts receivable. As there was no activity under this facility during the nine months ended September 30, 2013, there were no collections reinvested. During the nine months ended September 30, 2012, collection of accounts receivable of approximately $1,175 million were reinvested.
The eligible accounts receivable and receivables sold to third-party conduits are summarized below:

(In millions)	September 30, 2013	December 31, 2012
Balance of accounts receivable-net, eligible for sale to third-party conduits	$1,053	$1,127
Accounts receivable sold to third-party conduits	—	—
Balance included in Receivables on the balance sheet of U. S. Steel	$1,053	$1,127
The net book value of U. S. Steel’s retained interest in the receivables represents the best estimate of the fair market value due to the short-term nature of the receivables. The retained interest in the receivables is recorded net of the allowance for bad debts, which historically have not been significant.

The facility may be terminated on the occurrence and failure to cure certain events, including, among others, failure of USSR to maintain certain ratios related to the collectability of the receivables and failure to make payment under its material debt obligations. The facility may also be terminated upon a change of control. The facility expires in July 2016.
Change in control event
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $3,212 million as of September 30, 2013 (including the Senior Notes and Senior Convertible Notes) may be declared immediately due and payable; (b) the Amended Credit Agreement, the RPA and USSK’s €200 million revolving credit agreement may be terminated and any amounts outstanding declared immediately due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield Works slab caster for $41 million or provide a letter of credit to secure the remaining obligation.
U. S. Steel Košice (USSK) credit facilities
At September 30, 2013, USSK had no borrowings under its €200 million (approximately $270 million) unsecured revolving credit facility.

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
At September 30, 2013, USSK had no borrowings under its €20 million unsecured credit facility (approximately $27 million) and the availability was approximately $25 million due to approximately $2 million of customs and other guarantees outstanding.
15.    Asset Retirement Obligations
U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs:

(In millions)	September 30, 2013	December 31, 2012
Balance at beginning of year	$33	$38
Additional obligations incurred	5	2
Obligations settled	(7)	(9)	(a)
Accretion expense	4	2
Balance at end of period	$35	$33
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

16.    Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, current accounts and notes receivable, accounts payable, bank checks outstanding and accrued interest included in the Consolidated Balance Sheet approximate fair value. See Note 5 for disclosure of U. S. Steel's contingent consideration arrangement and Note 13 for disclosure of U. S. Steel’s derivative instruments, which are both accounted for at fair value on a recurring basis.
The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Investments and long-term receivables (a)	$66	$66	$39	$39
Financial liabilities:
Debt (b)	$4,010	$3,904	$4,113	$3,902
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

17.    Statement of Changes in Stockholders’ Equity

The following table reflects the first nine months of 2013 and 2012 reconciliation of the carrying amount of total equity, equity attributable to United States Steel Corporation and equity attributable to the noncontrolling interests:

Nine Months Ended September 30, 2013 (In millions)	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,478		$3,463	$(3,268)	$151	$(521)	$3,652	$1
Comprehensive income:
Net loss	(1,942)	(1,942)	(1,942)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	197	197		197
Currency translation adjustment	13	13		13
Issuance of conversion option in 2019 Senior Convertible Notes, net of tax	31						31
Employee stock plans	22					40	(18)
Dividends paid on common stock	(22)		(22)
Other	(2)		$(2)
Balance at September 30, 2013	$1,775	$(1,732)	$1,497	$(3,058)	$151	$(481)	$3,665	$1

Nine Months Ended September 30, 2012 (In millions)	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,501		$3,616	$(3,367)	$151	$(550)	$3,650	$1
Comprehensive income:
Net loss	(74)	(74)	(74)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	360	360		360
Currency translation adjustment	76	76		76
Employee stock plans	21					29	(8)
Dividends paid on common stock	(22)		(22)
Other	1							1
Balance at September 30, 2012	$3,863	$362	$3,520	$(2,931)	$151	$(521)	$3,642	$2

18.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions) (a)	Pension and Other Benefit Items	Foreign Currency Items	Total
Balance at December 31, 2012	$(3,613)	$345	$(3,268)
Other comprehensive income (loss) before reclassifications	(13)	13	—
Amounts reclassified from AOCI (b)	210	—	210
Net current-period other comprehensive income	197	13	210
Balance at September 30, 2013	$(3,416)	$358	$(3,058)
(a)All amounts are net of tax. Amounts in parentheses indicate debits.
(b)See table below for further details.

		Amount reclassified from AOCI
(In millions) (a)	Details about AOCI components	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Amortization of pension and other benefit items
	Prior service costs	$(3)	(b)	$(8)	(b)
	Actuarial gains/(losses)	(100)	(b)	(298)	(b)
	Total before tax	(103)		(306)
	Tax benefit	29		96
	Net of tax	$(74)		$(210)
(a)Amounts in parentheses indicate debits to income/loss.

(b)	These AOCI components are included in the computation of net periodic benefit cost (see Note 6 for additional details).

19.    Related Party Transactions
Net sales to related parties and receivables from related parties primarily reflect sales of steel products to equity investees. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $275 million and $342 million for the three months ended September 30, 2013 and 2012, respectively, and $863 million and $1 billion for the nine months ended September 30, 2013 and 2012, respectively.
Purchases from related parties for outside processing services provided by equity investees amounted to $18 million and $16 million for the three months ended September 30, 2013 and 2012, respectively, and $53 million and $44 million for the nine months ended September 30, 2013 and 2012, respectively. Purchases of iron ore pellets from related parties amounted to $63 million and $84 million for the three months ended September 30, 2013 and 2012, respectively and $180 million and $204 million for the nine months ended September 30, 2013 and 2012, respectively.
Accounts payable to related parties include amounts collected on behalf of PRO-TEC Coating Company (PRO-TEC) of $89 million and $75 million at September 30, 2013 and December 31, 2012, respectively. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to PRO-TEC’s receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $4 million and $3 million at September 30, 2013 and December 31, 2012, respectively.

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
Asbestos matters – As of September 30, 2013, U. S. Steel was a defendant in approximately 800 active cases involving approximately 3,340 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). About 2,560, or approximately 77 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the nine months ended September 30, 2013, U. S. Steel paid approximately $6 million in settlements. These settlements and other dispositions resolved approximately 175 claims. New case filings in the first nine months of 2013 added approximately 185 claims. At December 31, 2012, U. S. Steel was a defendant in approximately 790 active cases involving approximately 3,330 plaintiffs. During 2012, U. S. Steel paid approximately $15 million in settlements. These settlements and other dispositions resolved approximately 190 claims. New case filings in the year ended December 31, 2012 added approximately 285 claims. Most claims filed in 2013 and 2012 involved individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.
Historically, these claims against U. S. Steel fall into three major groups: (1) claims made by persons who allegedly were exposed to asbestos at U. S. Steel facilities (referred to as “premises claims”); (2) claims made by industrial workers allegedly exposed to products manufactured by U. S. Steel; and (3) claims made under certain federal and general maritime laws by employees of former operations of U. S. Steel. In general, the only insurance available to U. S. Steel with respect to asbestos claims is excess casualty insurance, which has multi-million dollar retentions. To date, U. S. Steel has received minimal payments under these policies for asbestos claims.
These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 260 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases where the plaintiffs can prove mesothelioma.
In many cases, the plaintiffs have been unable to establish any causal relationship to U. S. Steel or its products or premises; however, with the decline in mass plaintiff cases, the incidence of claimants actually alleging a claim against U. S. Steel is increasing. In addition, in many asbestos cases, the claimants have been unable to demonstrate that they have suffered any identifiable injury or compensable loss at all; that any injuries that they have incurred did in fact result from alleged exposure to asbestos; or that such alleged exposure was in any way related to U. S. Steel or its products or premises.
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

(In millions)	Nine Months Ended September 30, 2013
Beginning of period	$203
Accruals for environmental remediation deemed probable and reasonably estimable	5
Payments	(9)
End of period	$199
Accrued liabilities for remediation activities are included in the following balance sheet lines:

(In millions)	September 30, 2013	December 31, 2012
Accounts payable	$17	$21
Deferred credits and other noncurrent liabilities	182	182
Total	$199	$203
Expenses related to remediation are recorded in cost of sales and totaled less than $1 million and $2 million for the three months ended September 30, 2013 and 2012, respectively and $5 million and $11 million for the nine months ended September 30, 2013 and 2012, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters and projects with ongoing study and scope development may exceed the accrued liabilities by as much as 20 to 40 percent.
Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

(1)
Projects with Ongoing Study and Scope Development are those projects which are still in the study and development phase. For these projects the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and cost estimates cannot be determined. Therefore, it is reasonably possible that material costs in addition to the accrued liabilities for these projects, may be incurred.

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

Projects with Ongoing Study and Scope Development – There are six environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. There are four Resource Conservation and Recovery Act (RCRA) program projects (at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI) and the Fairless Plant), the St. Louis Estuary and Upland project in Duluth, Minnesota and a voluntary remediation program project at the former steel making plant at Joliet, Illinois. As of September 30, 2013, accrued liabilities for these projects totaled $23 million for the costs of ongoing studies, investigations, and design. The St. Louis Estuary and Upland project was previously considered a "significant project with defined scope"; however, further studies are being conducted which are likely to result in an expanded scope. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $45 million to $75 million. Depending on agency negotiations and other factors, the UPI and the St. Louis Estuary and Upland projects may become defined in 2013.
Significant Projects with Defined Scope – As of September 30, 2013, a total of $57 million was accrued for projects at or related to Gary Works where the scope of work is defined.
An additional project with defined scope greater than or equal to $5 million consists of a project at U. S. Steel’s former Geneva Works in Geneva, Utah. As of September 30, 2013, the accrued liability for this project totaled $64 million. U. S. Steel does not expect material additional costs related to this project.
Other Projects – There are six other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at September 30, 2013 was $13 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.
The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at September 30, 2013 was $8 million. We do not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $28 million at September 30, 2013 and were based on known scopes of work.
Administrative and Legal Costs – As of September 30, 2013, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and have not changed significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 2013 and 2012, such capital expenditures totaled $36 million and $37 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
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
The EU has imposed limitations under the Emission Trading System for the period 2013-2020 (NAP III) that are more stringent than those in NAP II, reducing the number of free allowances granted to companies to cover their CO2 emissions. In September of 2013, the EC issued EU wide legislation further reducing the expected free allocation for NAP III by an average of approximately 12% for the NAP III period. The final volume of the free allocation for NAP III is expected to be published by the end of 2013.

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
European Union (EU) Environmental Requirements – Slovakia is currently considering a law implementing an EU Waste Framework Directive that would more strictly regulate waste disposal and increase fees for waste disposed of in landfills including privately owned landfills. The intent of the waste directive is to encourage recycling. Because Slovakia has not adopted implementing legislation, we cannot estimate the full financial impact of this prospective legislation at this time.
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
Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions and there can be questions as to the applicability of more general indemnification provisions to environmental matters. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $199 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.

Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $29 million (which includes the recorded liability of $22 million noted below) at September 30, 2013. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.
During the third quarter of 2013, U. S. Steel recorded a pretax charge of $22 million to net interest and other financial costs (see Note 7) to record a liability related to a guarantee of debt related to an unconsolidated equity investment for which payment by U. S. Steel is probable. The $22 million is the maximum amount U. S. Steel would be obligated to pay as the guarantor and represents the fair value of the obligation at September 30, 2013.
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
EPA Region V Federal Lawsuit – On August 1, 2012, the U.S. government, joined by the States of Illinois, Indiana and Michigan, filed a complaint in the Northern District of Indiana alleging various CAA and State air regulatory violations that were to have allegedly occurred at Gary Works, Granite City Works, and Great Lakes Works, our three integrated iron and steel facilities located in EPA Region V. The Complaint alleges that Gary Works failed to obtain the proper pre-construction permit for a routine reline of its Blast Furnace No. 4 in 1990, and that the three facilities failed to meet certain operational, maintenance, opacity, and recordkeeping requirements under the CAA and its implementing regulations. The Complaint requests relief in the form of statutory penalties for each violation and for injunctive relief. U. S. Steel believes that the claims asserted in the Complaint are not justified and are without statutory foundation. On September 21, 2012, U. S. Steel filed a motion to dismiss the U.S. government’s claims for relief regarding the 1990 reline of the Gary Blast Furnace No. 4 and filed an answer to the remaining allegations in the Complaint. On August 21, 2013, the district court issued an Opinion and Order, granting in part, and denying in part, the Motion to Dismiss. The court granted the Motion to Dismiss with respect to penalties such that the government is barred from seeking any civil penalties. However, the court denied our Motion to Dismiss with respect to injunctive relief. On September 6, 2013, U. S. Steel filed a Motion for Reconsideration to the district court with respect to its denial of the Motion to Dismiss regarding injunctive relief. In response, on September 26, 2013, the court issued a Notice of Hearing regarding U. S. Steel's Motion for Reconsideration for November 5, 2013. In the interim, the parties are continuing with discovery. U. S. Steel will continue to vigorously defend against these claims. At this time, the potential outcome is not reasonably estimable.
Randle Reef – The Canadian and Ontario governments have identified for remediation a sediment deposit, commonly referred to as Randle Reef, in Hamilton Harbor near USSC’s Hamilton Works, for which the regulatory agencies estimate expenditures with a net present value of approximately C$120 million (approximately $117 million). The national and provincial governments have each allocated C$40 million (approximately $39 million) for this project. Local sources, including industry, have also agreed to provide funding of C$40 million (approximately $39 million) for this project. USSC has committed to contribute approximately 11,000 tons of hot rolled steel and to fund C$2 million (approximately $2 million). The steel contribution is expected to be made in 2014. As of September 30, 2013, U. S. Steel has an accrued current liability of approximately $10 million reflecting the contribution commitment.
Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $16 million at September 30, 2013). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $168 million as of September 30, 2013, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. Most of the trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $142 million at September 30, 2013, of which $1 million was classified as current, and $181 million at December 31, 2012, of which $5 million was classified as current. Restricted cash at September 30, 2013 also includes $50 million to fund certain capital projects at Gary Works, our Clairton Plant and Granite City Works. The proceeds become unrestricted as capital expenditures for these projects are made.
Capital Commitments – At September 30, 2013, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $235 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2013	2014	2015	2016	2017	Later Years	Total
$307	$806	$431	$332	$323	$1,728	$3,927
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, energy and utility services with terms ranging from two to 15 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC under which Gateway is obligated to supply 90 percent to 105 percent of the expected annual capacity of the heat recovery coke plant at our Granite City Works, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of September 30, 2013, a maximum default payment of approximately $250 million would apply if U. S. Steel terminates the agreement.
Total payments relating to unconditional purchase obligations were approximately $115 million and $180 million for the three months ended September 30, 2013 and 2012, respectively and $410 million and $550 million for the nine months ended September 30, 2013 and 2012, respectively.
21.    Subsequent Event

In October of 2013, U. S. Steel decided to permanently shut down its iron and steelmaking facilities at Hamilton Works on December 31, 2013. As a result, we expect to record a non-cash charge in the fourth quarter of 2013 of approximately $225 million for accelerated depreciation on the associated fixed assets.

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
During the third quarter of 2013, the United Steelworkers (USW) represented employees at U. S. Steel Canada’s Lake Erie Works ratified a new five year labor contract. The agreement covers approximately 840 USW represented employees.
RESULTS OF OPERATIONS
Net sales by segment for the third quarter and first nine months of 2013 and 2012 are set forth in the following table:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, excluding intersegment sales)	2013	2012	% Change	2013	2012	% Change
Flat-rolled Products (Flat-rolled)	$2,731	$3,142	(13)%	$8,710	$9,798	(11)%
U. S. Steel Europe (USSE)	643	696	(8)%	2,204	2,274	(3)%
Tubular Products (Tubular)	731	787	(7)%	2,126	2,604	(18)%
Total sales from reportable segments	4,105	4,625	(11)%	13,040	14,676	(11)%
Other Businesses	26	27	(4)%	115	165	(30)%
Net sales	$4,131	$4,652	(11)%	$13,155	$14,841	(11)%
Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the quarter ended September 30, 2013 versus the quarter ended September 30, 2012 is set forth in the following table:
Quarter Ended September 30, 2013 versus Quarter Ended September 30, 2012

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-rolled	(11)%	(1)%	—%	—%	(1)%	(13)%
USSE	(6)%	(8)%	1%	5%	—%	(8)%
Tubular	—%	(9)%	2%	—%	—%	(7)%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
Net sales were $4,131 million in the third quarter of 2013, compared with $4,652 million in the same quarter last year. The decrease in sales for the Flat-rolled segment primarily reflected lower shipments (decrease of 544 thousand tons)primarily as a result of the Lake Erie Works Labor dispute partially offset by an increase in average realized prices (increase of $11 per ton). The decrease in sales for the European segment was primarily due to lower shipments (decrease of 50 thousand tons) primarily due to a planned blast furnace outage and lower average realized euro-based prices (decrease of €44 per ton) partially offset by the weakening of the U.S. dollar versus the euro. The decrease in sales for the Tubular segment primarily reflected lower average realized prices (decrease of $133 per ton) as a result of downward pressure on market prices.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the nine months ended September 30, 2013 versus the nine months ended September 30, 2012 is set forth in the following table:

Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-rolled	(5)%	(5)%	—%	—%	(1)%	(11)%
USSE	2%	(7)%	—%	2%	—%	(3)%
Tubular	(9)%	(10)%	1%	—%	—%	(18)%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
Net sales were $13,155 million in the first nine months of 2013, compared with $14,841 million in the same period last year. The decrease in sales for the Flat-rolled segment primarily reflected lower shipments (decrease of 876 tons) primarily as a result of the Lake Erie Works labor dispute and lower average realized prices (decrease of $28 per ton) as a result of downward pressure on spot market pricing. The decrease in sales for the European segment was primarily due to lower average realized euro-based prices (decrease of €42 per ton), partially offset by increased shipments (increase of 60 thousand tons) and the weakening of the U.S. dollar versus the euro. The decrease in the Tubular segment reflected lower average realized prices (decrease of $168 per ton) and a decrease in shipments (decrease of 136 thousand tons) primarily as a result of decreased drilling activity.
Pension and other benefits costs
Pension and other benefit costs are reflected in our cost of sales and selling, general and administrative expense line items in the Consolidated Statements of Operations
Defined benefit and multiemployer pension plan costs totaled $100 million and $291 million in the third quarter and first nine months of 2013, respectively compared to $104 million and $307 million in the comparable periods in 2012. The $4 million and $16 million decrease for the quarter and nine month periods ended September 30, 2013, respectively, is primarily due to the natural maturation of our pension plans and a higher market related value of plan assets.
Other benefit costs totaled $14 million and $42 million in the third quarter and first nine months of 2013, respectively, compared to $24 million and $84 million in the comparable periods in 2012. The $10 million and $42 million decrease for the quarter and nine month periods ended September 30, 2013, respectively, is primarily due to benefit and plan design changes in the 2012 Labor Agreements.
Net periodic pension cost, including multiemployer plans, is expected to total approximately $395 million in 2013. Total other benefits costs in 2013 are expected to total approximately $55 million.

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
In preparation for the full valuation to be performed at year-end, we are reviewing our actuarial assumptions. As a result of this review, we expect the discount rate to increase; however, some of the anticipated benefit for our U.S. based plans, which would result from a higher discount rate, will be offset by changes to our mortality assumptions.
Costs related to defined contribution plans totaled $11 million and $33 million in the third quarter and first nine months of 2013, respectively, compared to $10 million and $31 million in the comparable periods in 2012.
Selling, general and administrative expenses
Selling, general and administrative expenses were $153 million and $449 million in the third quarter and first nine months of 2013 compared to $159 million and $490 million in the third quarter and first nine months of 2012. The decrease is primarily related to lower other benefit costs as noted above.
Income (loss) from operations by segment for the third quarter and the first nine months of 2013 and 2012 is set forth in the following table:

	Quarter Ended September 30,		% Change	Nine Months Ended September 30,			% Change
(Dollars in millions)	2013	2012		2013	2012
Flat-rolled	$82	$29	183%	$18	$389		(95)%
USSE	(32)	27	(219)%	16	27	(a)	(41)%
Tubular	49	102	(52)%	158	334		(53)%
Total income from reportable segments	99	158	(37)%	192	750		(74)%
Other Businesses	14	13	8%	62	46		35%
Segment income from operations	113	171	(34)%	254	796		(68)%
Postretirement benefit expense	(55)	(74)	(26)%	(165)	(228)		(28)%
Other items not allocated to segments:
Goodwill impairment	(1,783)	—	100%	(1,783)	—		100%
Supplier contract dispute settlement	23	—	100%	23	—		100%
Labor agreement lump sum payments	—	(35)	100%	—	(35)		100%
Net loss on sale of assets	—	—		—	(310)		100%
Property tax settlements	—	—		—	19		(100)%
Total (loss) income from operations	$(1,702)	$62	NM	$(1,671)	$242		NM
(a) Includes income from operations for USSK of $44 million for the nine months ended September 30, 2012.

Segment results for Flat-rolled

	Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2013	2012		2013	2012
Income from operations ($ millions)	$82	$29	183%	$18	$389	(95)%
Gross margin	10%	4%	6%	7%	8%	(1)%
Raw steel production (mnt)	4,261	4,699	(9)%	13,393	14,430	(7)%
Capability utilization	70%	77%	(7)%	74%	79%	(5)%
Steel shipments (mnt)	3,428	3,972	(14)%	11,174	12,050	(7)%
Average realized steel price per ton	$752	$741	1%	$731	$759	(4)%
The increase in Flat-rolled results in the third quarter of 2013 compared to the same period in 2012 resulted from lower repairs and maintenance and other operating costs (approximately $110 million, which includes outage costs) and lower raw material costs (approximately $100 million). These changes were partially offset by a decrease in shipment volumes (approximately $40 million), idle facility costs associated with the Lake Erie Works (approximately $30 million), lower income from our joint ventures (approximately $25 million), increased energy costs, primarily due to higher natural gas costs (approximately $25 million), lower steel substrate sales to our Tubular segment (approximately $15 million), start-up costs associated with our Lake Erie Works (approximately $15 million) and decreased prices (approximately $10 million).
The decrease in Flat-rolled results in the first nine months of 2013 compared to the same period in 2012 resulted from a decrease in average realized prices (approximately $440 million), lower steel substrate sales to our Tubular segment (approximately $90 million), decreased shipping volumes (approximately $85 million), increased energy costs, primarily due to higher natural gas costs (approximately $85 million), lower income from our joint ventures (approximately $65 million), idle facility costs associated with the Lake Erie Works (approximately $45 million) and start-up costs associated with our Lake Erie Works (approximately $15 million). These changes were partially offset by lower raw material costs (approximately $300 million), decreased repairs and maintenance and other operating costs (approximately $110 million) and lower costs for employee profit sharing (approximately $45 million).
During the second quarter of 2013, U. S. Steel and our partner decided to dissolve Double Eagle Steel Coating Company (DESCO), our 50-50 joint venture. DESCO operates an electrogalvanizing facility located in Dearborn, Michigan. The dissolution could take up to two years as the joint venture will continue to service customers during that period. We do not expect a significant financial impact as a result of the dissolution. The joint venture accelerated depreciation of the fixed assets, which will reduce our investment in the joint venture, over the remaining useful life of the fixed assets.
The iron and steelmaking facilities at our Hamilton Works are included in our Flat-rolled asset group and are currently idle. In October of 2013, U. S. Steel decided to permanently shut down these assets on December 31, 2013. As a result, we expect to record a non-cash charge in the fourth quarter of 2013 of approximately $225 million for accelerated depreciation on the associated fixed assets. We expect to realize a sustainable annual improvement in our cost structure of approximately $50 million due to the shut down of these assets.

Segment results for USSE(a)

	Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2013	2012		2013	2012
(Loss) income from operations ($ millions)	$(32)	$27	(219)%	$16	$27	(41)%
Gross margin	2%	12%	(10)%	7%	9%	(2)%
Raw steel production (mnt)	1,032	1,140	(9)%	3,393	3,553	(5)%
Capability utilization	82%	90%	(8)%	91%	90%	1%
Steel shipments (mnt)	861	911	(5)%	2,971	2,911	2%
Average realized steel price per ton	$714	$731	(2)%	$711	$749	(5)%

(a)	The nine months ended September 30, 2012 includes one month of activity for U. S. Steel Serbia (USSS), which was sold on January 31, 2012.
The decrease in USSE results in the third quarter of 2013 compared to the same period in 2012 was primarily due to lower average realized prices (approximately $55 million), increased repairs and maintenance and other operating costs (approximately $20 million) and a decrease in shipping volumes (approximately $5 million). These changes were partially offset by lower raw material costs (approximately $15 million) and the weakening of the U.S. dollar versus the euro in the third quarter of 2013 as compared to the same period in 2012 (approximately $10 million).
The decrease in USSE results in the first nine months of 2013 compared to the same period in 2012 was primarily due to lower average realized prices (approximately $165 million) and increased repairs and maintenance and other operating costs (approximately $25 million). These changes were partially offset by decreased raw material costs (approximately $135 million), the elimination of operating losses associated with our former Serbian operations subsequent to January 31, 2012 (which were approximately $20 million), the weakening of the U.S. dollar versus the euro in the first nine months of 2013 as compared to the same period in 2012 (approximately $15 million) and increased shipping volumes (approximately $10 million).
Segment results for Tubular

	Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2013	2012		2013	2012
Income from operations ($ millions)	$49	$102	(52)%	$158	$334	(53)%
Gross margin	11%	16%	(5)%	12%	16%	(4)%
Steel shipments (mnt)	459	457	NM	1,343	1,479	(9)%
Average realized steel price per ton	$1,543	$1,676	(8)%	$1,536	$1,704	(10)%
The decrease in Tubular results in the third quarter of 2013 as compared to the same period in 2012 resulted mainly from decreased average realized prices (approximately $65 million). This decrease was partially offset by lower substrate costs (approximately $10 million) and decreased repairs and maintenance and other operating costs (approximately $5 million).
The decrease in Tubular results in the first nine months of 2013 as compared to the same period in 2012 resulted mainly from decreased average realized prices (approximately $210 million) and a decrease in shipping volumes (approximately $60 million). These decreases were partially offset by lower substrate costs (approximately $85 million) and decreased repairs and maintenance and other operating costs (approximately $10 million).
Results for Other Businesses
Other Businesses had income of $14 million and $62 million in the third quarter and first nine months of 2013, compared to income of $13 million and $46 million in the third quarter and first nine months of 2012. The first nine months of 2013 includes a gain of approximately $30 million from a real estate sale.

Items not allocated to segments
The decrease in postretirement benefit expense in the third quarter and first nine months 2013 as compared to the same period in 2012 resulted from lower pension expense due to the natural maturation of the pension plans and lower retiree medical expense as a result of benefit and plan design changes, particularly the adoption of a fully insured plan for a large number of Medicare eligible participants.
We recorded a $1,783 million pretax goodwill impairment charge. See further disclosure included in the Critical Accounting Estimates section.
We recorded a $23 million pretax gain on a supplier contract dispute settlement.
We recorded a pretax charge in the first nine months of 2012 of $35 million for lump sum payments of $2,000 for each covered active United Steel Workers member as provided by the 2012 Labor Agreements.
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
Net interest and other financial costs

	Quarter Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2013	2012		2013	2012
Interest expense	$61	$45	36%	$204	$160	28%
Interest income	—	(1)	(100)%	(2)	(6)	(67)%
Other financial costs	24	1	2,300%	55	23	139%
Total net interest and other financial costs	$85	$45	89%	$257	$177	45%
The increase in net interest and other financial costs in the third quarter of 2013 as compared to the same period last year is primarily due to an increase in interest expense associated with our $275 million 6.875% Senior Notes due 2021 and our $316 million 2.75% Senior Convertible Notes due 2019, which were issued to refinance $542 million of our 4% Senior Convertible Notes due in 2014, a charge of $22 million related to a guarantee of an unconsolidated equity investment and a decrease in capitalized interest in the third quarter of 2013.
The increase in net interest and other financial costs in the first nine months of 2013 as compared to the same period last year was due to an increase in interest expense associated with our $275 million 6.875% Senior Notes due 2021 and our $316 million 2.75% Senior Convertible Notes due 2019, which were issued to refinance $542 million of our 4% Senior Convertible Notes due in 2014, a $34 million charge recorded in 2013 related to the repurchase of a portion of our 4.00% Senior Convertible Notes due 2014 (see Note 14), a decrease in capitalized interest, a charge of $22 million related to a guarantee of an unconsolidated equity investment and an increase in foreign currency losses in the first nine months of 2013 partially offset by the absence of an $18 million charge recorded in 2012 associated with the redemption of all of our $300 million 5.65% Senior Notes due June 1, 2013.
The income tax provision (benefit) was $4 million and $14 million in the third quarter and first nine months of 2013 compared to $(27) million and $139 million in the third quarter and first nine months of 2012. The tax provision does not reflect any tax benefit for pretax losses in Canada and Serbia (USSS was sold on January 31, 2012), which are jurisdictions where we have, or had, recorded a full valuation allowance on deferred tax assets, and also does not reflect any tax provision or benefit for certain foreign currency remeasurement gains and losses that are not recognized in any tax jurisdiction. For the nine months ended September 30, 2013 essentially no tax benefit was recorded on the $1.8 billion goodwill impairment charge. For the nine months ended September 30, 2012, no significant tax benefit was recorded on the $399 million loss on the sale of USSS.
The tax provision for the first nine months of 2013 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, operating performance and cost estimates. To the extent that actual 2013 pretax results for U.S. and foreign income or loss vary from estimates used herein at the end of the most recent interim period, the actual tax provision or benefit recognized in 2013 could be materially different from the forecasted amount used to estimate the tax provision for the nine months ended September 30, 2013.
The net domestic deferred tax asset was $411 million at September 30, 2013 compared to $538 million at December 31, 2012. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. We continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.
At September 30, 2013, the net foreign deferred tax asset was $62 million, net of established valuation allowances of $1,184 million. At December 31, 2012, the net foreign deferred tax asset was $57 million, net of established valuation allowances of $1,099 million. At December 31, 2012, a full valuation allowance was recorded for the net Canadian deferred tax asset primarily due to cumulative losses in Canada in recent years. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro and the Canadian dollar. If evidence changes and it becomes more likely than not that the Company will realize the net Canadian deferred tax asset, the valuation allowance would be partially or fully reversed. Any reversal of this amount would result in a decrease to income tax expense.
For further information on income taxes see Note 9 to the Consolidated Financial Statements.
Net (loss) attributable to United States Steel Corporation was ($1,791) million and ($1,942) million in the third quarter and first nine months of 2013. Net income (loss) attributable to United States Steel Corporation was $44 and $(74) million in the third quarter and first nine months of 2012. The changes between the 2013 and 2012 periods primarily reflect the factors discussed above.
BALANCE SHEET
Accounts receivable decreased by $133 million from year-end 2012 primarily due to the decrease in shipments and production in the third quarter partly as a result of the Lake Erie Works labor dispute.
Property, plant and equipment decreased by $241 million from year-end 2012 primarily as a result of depreciation in excess of capital expenditures.
Goodwill decreased by $1,818 million from year-end 2012 primarily due to an impairment charge recognized for our Flat-Rolled and Texas Operations reporting units in the 2013 third quarter. See further disclosure included in the Critical Accounting Estimates section.
Deferred income tax benefits decreased by $122 million from year-end 2012 primarily due to the effects of employee related benefits.
Short-term debt and current maturities of long-term debt increased by $320 million from year-end 2012 primarily due to the reclassification of $322 million of 4.00% Senior Notes due May 2014 from long-term debt.
Long-term debt, less unamortized discount decreased by $318 million primarily due to the reclassification of $322 million of 4.00% Senior Notes due May 2014 from long-term debt to current maturities of long-term debt.
Employee benefits decreased by $497 million from year-end 2012 primarily due to U. S. Steel's $140 million voluntary pension contribution to its main defined benefit pension plan, payments made in excess of the net periodic benefit expense in the first nine months of 2013 and the strengthening of the U.S. Dollar versus the Canadian Dollar.
CASH FLOW
Net cash provided by operating activities was $421 million for the first nine months of 2013 compared to $958 million in the same period last year. The decrease is primarily due to lower financial results, excluding a goodwill impairment charge of $1,783 million recognized in the third quarter of 2013 and a net loss of $308 million on the sale of assets in 2012 and changes in working capital period over period.
Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.

Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the three months and twelve months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Twelve Months Ended September 30,
	2013	2012	2013	2012
Accounts Receivable Turnover	2.0	1.9	8.0	8.0
Inventory Turnover	1.6	1.7	6.5	6.7
Capital expenditures, in the first nine months of 2013, were $328 million, compared with $536 million in the same period in 2012. Flat-rolled capital expenditures were $248 million and included spending for construction of carbon alloy facilities (coke substitute), a major rehabilitation of the No. 8 Blast Furnace at Gary Works, ongoing implementation of an enterprise resource planning (ERP) system and various other infrastructure and environmental projects. Tubular capital expenditures of $42 million related to an upgrade to the Lorain No. 4 Seamless Hot Mill, infrastructure, environmental and strategic capital projects. USSE capital expenditures of $32 million consisted of spending for infrastructure and environmental projects.
U. S. Steel’s contractual commitments to acquire property, plant and equipment at September 30, 2013, totaled $235 million.
Capital expenditures for 2013 are expected to total approximately $530 million. We have recently completed or neared completion on several key projects of strategic importance. We have made significant progress to improve our coke self-sufficiency and reduce our reliance on purchased coke for the steel making process through the application of advanced technologies, upgrades to our existing coke facilities and increased use of natural gas and pulverized coal in our operations. We have completed the construction of a technologically and environmentally advanced battery at the Mon Valley Works’ Clairton Plant with a projected capacity of 960,000 tons per year. Initial start-up of the battery began in November 2012 and the battery has reached full production capacity. We have been constructing a two module carbon alloy facility at Gary Works, which utilizes an environmentally compliant, energy efficient and flexible production technology to produce a coke substitute product. The facility has a projected capacity of 500,000 tons per year when both modules are completed. Construction of the first module is complete, and we continue to focus on the optimization and reliability of operations of that module. We have slowed construction activities on the second module at this time based on current economic conditions, our coke requirements in North America and additional work on the first module.
In an effort to increase our participation in the automotive market as vehicle emission and safety requirements become increasingly stringent, PRO-TEC Coating Company, our joint venture in Ohio with Kobe Steel, Ltd., has a new automotive continuous annealing line (CAL) that began operations during the first quarter of 2013 and was financed by the joint venture.
We are continuing our efforts to implement an ERP system to replace our existing information technology systems, which will enable us to operate more efficiently. The completion of the ERP project is expected to provide further opportunities to streamline, standardize and centralize business processes in order to maximize cost effectiveness, efficiency and control across our global operations. We are also currently developing additional projects within our Tubular segment, such as facility enhancements and additional premium connections that will further improve our ability to support our Tubular customers’ evolving needs.
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
Restricted cash in the first nine months of 2013 primarily reflects a reduction in the use of cash collateralized letters of credit, which were replaced with surety bonds, as well as the use of proceeds from our environmental revenue bonds due 2042. These proceeds are restricted for certain environmental capital projects at our Gary Works, our Clairton Plant and Granite City Works and become unrestricted as capital expenditures for these projects are made. At September 30, 2013, $50 million of this restricted cash remains.
Borrowings against revolving credit facilities in the first nine months of 2012 reflect amounts drawn under USSK’s unsecured revolving credit facilities.
Repayments of revolving credit facilities in the first nine months of 2012 reflect USSK’s repayment of the outstanding borrowings under its unsecured revolving credit facilities.
Receivables Purchase Agreement Payments in the first nine months of 2012 reflect activity under the Receivables Purchase Agreement.
Issuance of long-term debt, net of financing costs in the first nine months of 2013 reflects the issuance of $316 million of 2.75% Senior Convertible Notes due 2019 and $275 million of 6.875% Senior Notes due April 2021. U. S. Steel received net proceeds of $575 million after fees related to the underwriting discounts and third party expenses. The first nine months of 2012 reflects the issuance of $400 million of 7.50% Senior Notes due 2022. U. S. Steel received net proceeds of $392 million after fees related to the underwriting discounts and third party expenses.
Repayment of long-term debt in the first nine months of 2013 reflects the repurchase of $542 million aggregate principal amount of our 4.00% Senior Convertible Notes. Repayment of long-term debt in the first nine months of 2012 primarily reflects the redemption of our $300 million 5.65% Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes U. S. Steel’s liquidity as of September 30, 2013:

(Dollars in millions)
	Cash and cash equivalents	$697
	Amount available under $875 Million Credit Facility(a)	788
	Amount available under Receivables Purchase Agreement	625
	Amount available under USSK credit facilities	295
	Total estimated liquidity	$2,405
(a) As of September 30, 2013, there were no amounts drawn and inventory levels supported the full $875 million capacity of the facility. Since availability under the Amended Credit Agreement was greater than $87.5 million, compliance with the fixed charge coverage ratio was not applicable. However, based on the most recent four quarters, as of September 30, 2013, we would not meet the fixed charge coverage ratio. Therefore, we reduced the availability in the table to $787.5 million.
As of September 30, 2013, $352 million of the total cash and cash equivalents was held by our foreign subsidiaries, which is indefinitely reinvested. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes through repayment of intercompany loans.
On March 26, 2013, U. S. Steel issued $316 million of 2.75% Convertible Senior Notes due 2019 and $275 million of 6.875% Senior Notes due 2021. U. S. Steel received net proceeds of $576 million from the issuances. The net proceeds were used to repurchase $542 million aggregate principal amount of our 4.00% Senior Convertible Notes due 2014.
As of September 30, 2013, there were no amounts drawn under our $875 million credit facility agreement (Amended Credit Agreement) and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10% of the total aggregate commitments and $87.5 million. Based on the most recent four quarters as of September 30, 2013, we would not meet this covenant. If the value of inventory does not support the full amount of the facility or we remain unable to meet this covenant in the future, the full amount of this facility would not be available to the Company.
U. S. Steel has a Receivables Purchase Agreement (RPA) that provides liquidity and letters of credit depending upon the number of eligible domestic receivables generated by U. S. Steel. As of September 30, 2013, eligible accounts receivable supported the maximum amount eligible for sale of $625 million and there were no outstanding borrowings under this facility.
At September 30, 2013, USSK had no borrowings under its €200 million (approximately $270 million) unsecured revolving credit facility.
At September 30, 2013, USSK had no borrowings under its €20 million unsecured credit facilities (which approximated $27 million) and the availability was approximately $25 million due to approximately $2 million of outstanding customs and other guarantees.
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
We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $87 million of liquidity sources for financial assurance purposes as of September 30, 2013.

If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $3,212 million as of September 30, 2013 (including the Senior Notes and Senior Convertible Notes) may be declared immediately due and payable; (b) the Amended Credit Agreement, the RPA and USSK’s €200 million revolving credit agreement may be terminated and any amounts outstanding declared immediately due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield slab caster for $41 million or provide a cash collateralized letter of credit to secure the remaining obligation
The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $29 million at September 30, 2013, which includes the recorded liability of $22 million noted below. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.
During the third quarter of 2013, U. S. Steel recorded a pretax charge of $22 million to net interest and other financial costs to record a liability related to a guarantee of an unconsolidated equity investment for which payment by U. S. Steel is probable. The $22 million is the maximum amount U. S. Steel would be obligated to pay as the guarantor and represents the fair value of the obligation at September 30, 2013.
Our major cash requirements in 2013 are expected to be for capital expenditures, employee benefits and operating costs, including purchases of raw materials. We finished the third quarter of 2013 with $697 million of cash and cash equivalents and $2.4 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.
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
CRITICAL ACCOUNTING ESTIMATES
The following critical accounting estimates should be read in conjunction with those included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Goodwill and identifiable intangible assets - Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired. Goodwill is tested for impairment at the reporting unit level, which could be an operating segment or a component of an operating segment, annually in the third quarter and whenever events or circumstances indicate the carrying value may not be recoverable. The evaluation of impairment involves using either a qualitative or quantitative approach as outlined in Accounting Standards Codification (ASC) Topic 350. U. S. Steel used a quantitative approach for its 2013 annual goodwill impairment test by comparing the estimated fair value of its associated reporting units to their carrying values, including goodwill. We had two reporting units that included nearly all of our goodwill: our Flat-rolled reporting unit and our Texas Operations reporting unit, which is part of our Tubular operating segment.
The evaluation of goodwill impairment involves using either a qualitative or quantitative approach as outlined in ASC Topic 350. U. S. Steel completed its preliminary annual goodwill impairment evaluation using the two-step quantitative analysis during the third quarter of 2013 and determined that all of the goodwill within its Flat-rolled and Texas Operations reporting units was impaired. U. S. Steel’s Flat-rolled and Texas Operations reporting units had $946 million and $837 million of goodwill, respectively.
Under the quantitative approach, a two-step goodwill impairment test is required. Under the two-step goodwill impairment test, U. S. Steel first compares the estimated fair value of each reporting unit to its carrying value. Fair value is determined in accordance with the guidance in ASC Topic 820 which requires consideration of the income, market and cost approaches as applicable. Generally, the market approach and income approach are most relevant in the fair value measurement of our reporting units. If the carrying value of a reporting unit exceeds its fair value, U. S. Steel then performs the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, U. S. Steel records an impairment charge equal to the difference. U. S. Steel may engage an independent valuation firm to assist management with the valuation.

The valuation methodologies used for the 2013 impairment analysis to determine fair value under step one, with the assistance of a third party valuation specialist in the case of the Texas Operations reporting unit, were a market approach and an income approach.

For purposes of the income approach, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate (DCF analysis). U. S. Steel made assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within U. S. Steel’s DCF analysis was based on its most recent operational budgets, long range strategic plans and other estimates including probability weighting of cash flow scenarios. A three percent perpetual growth rate was used to calculate the value of cash flows beyond the last projected period in U. S. Steel’s DCF analysis and reflects its best estimates for stable, perpetual growth of its reporting units. Actual results may differ from those assumed in U. S. Steel’s forecasts. U. S. Steel used estimates of market participant weighted average cost of capital (WACC) as a basis for determining the discount rates applied to its reporting units’ future expected cash flows, adjusted for risks and uncertainties inherent in the steel industry and in its internally developed forecasts. A discount rate of 10 percent was used for both reporting units.
The market approach is based upon an analysis of valuation metrics for companies comparable to each reporting unit. Fair values for the Flat-rolled and Texas Operations reporting units were estimated using an appropriate valuation multiple, as well as estimated normalized earnings and an estimated control premium.
After weighting the income and market approaches, the 2013 annual goodwill impairment test showed that the carrying values of our Flat-rolled and Texas Operations reporting units exceeded their estimated fair values by approximately 8 percent and 68 percent, respectively. In order to validate the reasonableness of the estimated fair values of the reporting units as of the valuation date, a reconciliation of the aggregate fair values of all reporting units to market capitalization was performed using a reasonable control premium. We further validated the reasonableness of the estimated fair values of our reporting units using other valuation metrics that included data from U. S Steel's historical transactions as well as published industry analyst reports.
The fair value of a reporting unit is sensitive to input assumptions from our budgets, cash flow forecasts and discount rate. Further, estimates of the perpetual growth rate and terminal value are key factors used to determine the fair value. As part of the impairment evaluation process, management analyzes the sensitivity of fair value to various underlying assumptions. The level of scrutiny increases as the difference between fair value and carrying amount decreases. Changes in any of the assumptions could result in management reaching a different conclusion regarding the potential impairment, which could be material. Our impairment evaluations inherently involve uncertainties from uncontrollable events that could positively or negatively impact the anticipated future economic and operating conditions.
The impairment of the North American flat-rolled reporting unit’s goodwill was primarily driven by the valuation effects of the protracted economic recovery and excess global steelmaking capacity. The impairment of the Texas Operations reporting unit’s goodwill was primarily driven by the adverse price and volume effects of an increased supply of welded tubular products in the U.S. market from the continued high level of tubular product imports and announced additional domestic tubular manufacturing capacity. Due to these factors, U. S. Steel decreased the long term estimates of its operating results and cash flows utilized in assessing goodwill for impairment, which resulted in a total non-cash goodwill impairment charge of approximately $1.8 billion.
Intangible assets with indefinite lives are also subject to at least annual impairment testing, which compares the fair value of the intangible assets with its carrying amount. U. S. Steel has determined that certain of its acquired intangible assets have indefinite useful lives. These assets are also reviewed for impairment annually in the third quarter and whenever events or circumstances indicate the carrying value may not be recoverable. U. S. Steel completed its evaluation of its indefinite lived water rights during the third quarter of 2013 and determined on the basis of qualitative factors, there was no indication of impairment.
Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicate that the carrying value of the assets exceed their projected undiscounted cash flows. During the third quarter of 2013, U. S. Steel completed a review of its identifiable intangible assets with finite lives, primarily customer relationships, and determined that the assets were not impaired.
Equity method investments - Investments in entities over which U. S. Steel has significant influence are accounted for using the equity method of accounting and are carried at U. S. Steel’s share of net assets plus loans, advances and our share of earnings less distributions. Differences in the basis of the investment and the underlying net asset value of the investee, if any, are amortized into earnings over the remaining useful life of the associated assets.

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

During the third quarter of 2013, U. S. Steel evaluated its equity method investments for impairment and determined that none of its equity method investments were impaired.
Long-lived assets - U. S. Steel evaluates long-lived assets, including property, plant and equipment, for impairment whenever changes in circumstances indicate that the carrying amounts of those productive assets exceed their projected undiscounted cash flows. We evaluate the impairment of long-lived assets at the asset group level. During the third quarter 2013, U. S. Steel evaluated the fixed assets in Flat-rolled and Texas Operations asset groups for impairment and the evaluations did not indicate impairment at September 30, 2013 because the fair value of the asset groups exceeded their carrying values.
Off-balance Sheet Arrangements
U. S. Steel did not enter into any new material off-balance sheet arrangements during the third quarter of 2013.
Environmental Matters, Litigation and Contingencies
U. S. Steel has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet Clean Air Act (CAA) obligations and similar obligations in Europe and Canada, although ongoing compliance costs have also been significant. To the extent that these expenditures, as with all costs, are not ultimately reflected in the prices of our products and services, operating results will be reduced. U. S. Steel believes that our major North American and many European integrated steel competitors are confronted by substantially similar conditions and thus does not believe that our relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on our competitive position with regard to domestic mini-mills, some foreign steel producers (particularly in developing economies such as China, Russia, Ukraine and India) and producers of materials which compete with steel, all of which may not be required to incur equivalent costs in their operations. The specific impact on each competitor may vary depending on a several things such as the age and location of its operating facilities and its production methods.
Some of U. S. Steel’s facilities were in operation before 1900. Although management believes that U. S. Steel’s environmental practices have either led the industry or at least been consistent with prevailing industry practices, hazardous materials may have been released at current or former operating sites or delivered to sites operated by third parties. This means U. S. Steel is responsible for remediation costs associated with the disposal of such materials and many of our competitors do not have similar historical liabilities.
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
The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BATs) to reduce environmental impacts as well as compliance with BAT associated emission levels. This directive includes operational requirements for air emissions, wastewater discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Producers will be required to be in compliance with the iron and steel BAT by March 8, 2016. We are currently evaluating the costs of complying with BAT, but our most recent broad estimate of likely capital expenditures is $300 million to $400 million over the 2013 to 2016 period. We are currently investigating the possibility of obtaining EU grants to fund a portion of those capital expenditures. We also believe there will be increased operating costs, such as increased energy and maintenance costs, but we are currently unable to reliably estimate them.
A Memorandum of Understanding was signed in March of 2013 between U. S. Steel and the government of Slovakia. The Memorandum of Understanding outlines areas in which the government and U. S. Steel will work together to help create a more competitive environment and conditions for USSK. Some of the incentives the government of Slovakia agreed to provide include potential participation in a renewable energy program that provides the opportunity to reduce electricity costs as well as the potential for government grants and other support concerning investments in environmental control technology that may be required under the recently implemented BAT requirements. There are many conditions and uncertainties regarding the grants, including matters controlled by the EU, but the value could be as much as €75 million. In return, U. S. Steel agreed to achieve employment level reduction goals at USSK only through the use of natural attrition, except in cases of extreme economic conditions, as outlined in USSK's current collective labor agreement. U. S. Steel also agreed to pay the government of Slovakia specified declining amounts should U. S. Steel sell USSK within five years of signing the Memorandum of Understanding.
U. S. Steel has incurred and will continue to incur substantial capital, operating and maintenance and remediation expenditures as a result of environmental laws and regulations, which in recent years have been mainly for process changes in order to meet CAA obligations and similar obligations in Europe and Canada. In the future, compliance with carbon dioxide (CO2) emission requirements may include substantial costs for emission allowances, restriction of production and higher prices for coking coal, natural gas and electricity generated by carbon based systems. Since it is difficult to predict what requirements will ultimately be imposed in the United States, Canada and Europe, it is difficult to estimate the likely impact on U. S. Steel, but it could be substantial. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of U. S. Steel’s products and services, operating results will be reduced. U. S. Steel believes that our major North American and many European integrated steel competitors are confronted with substantially similar conditions and thus does not believe that its relative position with regard to such competitors will be materially affected by the impact of environmental laws and regulations. However, if the final requirements do not recognize the fact that the integrated steel process involves a series of chemical reactions involving carbon that create CO2 emissions, our competitive position relative to mini mills will be adversely impacted. Our competitive position compared to producers in developing nations, such as China, Russia, Ukraine and India, will be harmed unless such nations require commensurate reductions in CO2 emissions. Competing materials such as plastics may not be similarly impacted. The specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to former and present operating locations and disposal of environmentally sensitive materials. Many of our competitors, including North American producers, or their successors, that have been the subject of bankruptcy relief have no or substantially lower liabilities for such matters.
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
The EPA has classified greenhouse gases such as CO2 as harmful gases. Under this premise, it has implemented a greenhouse gas emission monitoring and reporting requirement for all facilities emitting 25,000 metric tons or more per year of carbon dioxide, methane and nitrous oxide in CO2 equivalent quantities. In accordance with EPA greenhouse gas emissions reporting requirements, reports for the year 2012 were completed and submitted for all required facilities by the April 1, 2013 deadline. Consistent with prior year’s reporting, fourteen U. S. Steel facilities submitted reports including Gary Works, East Chicago Tin, Midwest Plant, Clairton Plant, Edgar Thomson Plant, Irvin Plant, Fairless Plant, Fairfield Sheet, Fairfield Tubular, Granite City Works, Great Lakes Works, Lorain Tubular, Minntac and Keetac. The Texas Operations is the only significant operation not required to report because its emissions were well below the 25,000 ton reporting threshold.
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
The European Commission (EC) has created an Emissions Trading System (ETS) and subsequent to 2012, the ETS will employ centralized allocation, rather than national allocation plans, that are expected to be more stringent than the previous requirements. The new ETS also includes a cap designed to achieve an overall reduction of greenhouse gases for the ETS sectors of 21 percent in 2020 compared to 2005 emissions and auctioning as the basic principle for allocating emissions allowances, with some transitional free allocation provided on the basis of benchmarks for manufacturing industries under risk of carbon leakage. Manufacturing of sinter, coke oven products, basic iron and steel, ferro-alloys and cast iron tubes have all been recognized as exposing companies to a significant risk of carbon leakage, but the new ETS is still expected to lead to additional costs for steel companies in Europe. The EU has imposed limitations under the ETS for the period 2013-2020 (NAP III) that are more stringent than those in NAP II, reducing the number of free allowances granted to companies to cover their CO2 emissions.
In September of 2013, the EC issued EU wide legislation further reducing the expected free allocation for NAP III by an average of approximately 12% for the NAP III period. The final volume of the free allocation for NAP III is expected to be published by the end of 2013. We cannot reliably estimate the future market value of CO2 emission allowances and the cost of complying with the new ETS at this time.
Environmental Remediation
In the United States, U. S. Steel has been notified that we are a potentially responsible party (PRP) at 21 sites under CERCLA as of September 30, 2013. In addition, there are 9 sites related to U. S. Steel where we have received information requests or other indications that we may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 36 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 20 to the Consolidated Financial Statements.
For discussion of relevant environmental items, see “Part II. Other Information—Item 1. Legal Proceedings—Environmental Proceedings.”
During the third quarter of 2013, U. S. Steel recorded a net decrease of $4 million to our accrual balance for environmental matters for U.S. and international facilities. The total accrual for such liabilities at September 30, 2013 was $199 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in Note 15 to the Consolidated Financial Statements.
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
OUTLOOK
We expect total reportable segment and Other Businesses income from operations to decrease compared to the third quarter due primarily to planned maintenance outages in our Flat-rolled segment. Results for our European segment are projected to improve compared to the third quarter and Tubular results are expected to be comparable to the third quarter.
Fourth quarter results for our Flat-rolled segment are expected to be near breakeven. Overall, repairs and maintenance costs are expected to increase by approximately $60 million as compared to the third quarter due primarily to a reline of a blast furnace at Gary Works and a planned blast furnace maintenance project at Fairfield Works. Despite higher average spot and market-based contract prices in the fourth quarter, we expect average realized prices to be comparable to the third quarter due to a higher percentage of hot rolled shipments in the fourth quarter. Shipments are expected to increase slightly quarter over quarter.
We expect results for our European segment to improve in the fourth quarter and return to profitability due to higher shipments and lower facility repairs and maintenance costs as a blast furnace outage was completed in the third quarter. We expect average realized prices for the majority of our products to increase compared to the third quarter; however, overall average realized prices in the fourth quarter are expected to decline compared to the third quarter due to a return to a more normal level of hot rolled shipments.
Fourth quarter results for our Tubular segment are expected to be comparable to the third quarter as the benefits of reduced operating costs are offset by slightly lower average realized prices and shipments as end users are expected to decrease drilling activity in order to operate within their 2013 capital budgets. Inventory management by our customers may also be a factor as we approach year-end.

    We expect a minimal tax provision/benefit in the fourth quarter primarily due to the full valuation allowance on deferred tax assets in Canada.

INTERNATIONAL TRADE
Demand for flat-rolled products is influenced by a wide variety of factors, including but not limited to macro-economic drivers, the supply-demand balance, inventories, imports and exports, currency fluctuations, and the demand from flat-rolled consuming markets. The largest drivers of North American consumption have historically been the automotive and construction markets, which make up more than 50 percent of total flat-rolled consumption. Other flat-rolled consuming industries include appliance, converter, container, tin, energy, electrical equipment, agricultural, domestic and commercial equipment and industrial machinery.
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

AD and CVD duties are generally subject to review every five years and we actively participate in such review proceedings. In one such five-year (sunset) review conducted in the United States, the U.S. International Trade Commission (ITC) found on September 12, 2013 that revocation of an AD order on welded large-diameter line pipe from Japan would likely lead to the continuation or recurrence of material injury to the domestic industry making this product. The U.S. Department of Commerce (DOC) had previously found that revocation of the order would likely lead to the continuation or recurrence of dumping. As a result of these rulings, the order on welded large-diameter line pipe from Japan will likely remain in place for at least five more years.
The following international trade orders of interest to U. S. Steel are currently undergoing five-year (sunset) reviews in the United States: (i) an AD order on hot-rolled steel from China; (ii) AD and CVD orders on hot-rolled steel from India; (iii) AD and CVD orders on hot-rolled steel from Indonesia; (iv) an AD order on hot-rolled steel from Taiwan; (v) AD and CVD orders on hot-rolled steel from Thailand; (vi) an AD order on hot-rolled steel from Ukraine; and (vii) AD and CVD orders on circular welded pipe from China.
As in the past, U. S. Steel continues to monitor unfairly traded imports and is prepared to seek appropriate remedies against such importing countries. On July 2, 2013, U. S. Steel and eight other domestic producers filed AD and CVD petitions against imports of oil country tubular goods (OCTG) from India and Turkey, along with AD petitions against imports of OCTG from the Philippines, Saudi Arabia, South Korea, Taiwan, Thailand, Ukraine, and Vietnam. These petitions allege that unfairly-traded imports from the subject countries are both a cause and a threat of material injury to U.S. producers of OCTG. While U. S. Steel strongly believes that the imports in question were traded unfairly, and that relief is fully justified under U.S. law, the outcome of such litigation is uncertain. On August 16, 2013, the ITC reached affirmative determinations in the preliminary phase of this litigation. Final determinations at the ITC and the DOC are expected next year.

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
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2013. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission is: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION
SUPPLEMENTAL STATISTICS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2013	2012	2013	2012
SEGMENT INCOME (LOSS) FROM OPERATIONS:
Flat-rolled	$82	$29	$18	$389
U. S. Steel Europe	(32)	27	16	27	(a)
Tubular	49	102	158	334
Total reportable segments	99	158	192	750
Other Businesses	14	13	62	46
Items not allocated to segments
Postretirement benefit expense	(55)	(74)	(165)	(228)
Goodwill impairment	(1,783)	—	(1,783)
Supplier contract dispute settlement	23	—	23	—
Labor agreement lump sum payments	—	(35)	—	(35)
Net loss on sale of assets	—	—	—	(310)
Property tax settlements	—	—	—	19
Total income (loss) from operations	$(1,702)	$62	$(1,671)	$242
CAPITAL EXPENDITURES
Flat-rolled	$72	$117	$248	$484
U. S. Steel Europe	14	12	32	21
Tubular	19	7	42	25
Other Businesses	2	3	6	6
Total	$107	$139	$328	$536
OPERATING STATISTICS
Average realized price: ($/net ton) (b)
Flat-rolled	$752	$741	$731	$759
U. S. Steel Europe	714	731	711	749
USSK	714	731	711	751
Tubular	1,543	1,676	1,536	1,704
Steel Shipments:(b)(c)
Flat-rolled	3,428	3,972	11,174	12,050
U. S. Steel Europe	861	911	2,971	2,911
USSK	861	911	2,971	2,838
Tubular	459	457	1,343	1,479
Raw Steel Production:(b)
Flat-rolled	4,261	4,699	13,393	14,430
U. S. Steel Europe	1,032	1,140	3,393	3,553
USSK	1,032	1,140	3,393	3,465
Raw Steel Capability Utilization: (d)
Flat-rolled	70%	77%	74%	79%
Flat-rolled U.S. Facilities (e)	87%	83%	88%	86%
U. S. Steel Europe	82%	90%	91%	90%
USSK	82%	90%	91%	92%

(a)	Includes income from operations for USSK of $44 million for the nine months ended September 30, 2012.

(b)	Excludes intersegment transfers.

(c)	Thousands of net tons.

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
ENVIRONMENTAL PROCEEDINGS
Gary Works
On March 4, 2010 the EPA notified U. S. Steel the requirements of the January 26, 1998 CWA consent decree in United States of America v. USX (Northern District of Indiana) had been satisfied. A joint motion to terminate the CWA consent decree was granted by the court on June 25, 2012, thereby terminating the consent decree in its entirety. As of September 30, 2013, project costs have amounted to $60.7 million. In 1998, U. S. Steel also entered into an additional consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel was obligated to perform, and has completed the ecological restoration in this section of the Grand Calumet River. U. S. Steel has also released the $1 million payment to the public trustee for ecological monitoring and received letters from the three trustees confirming completion of U. S. Steel's obligations. Although the financial requirements for the Natural Resource Damages Order have concluded, the order will remain open due to legal issues. In total, the accrued liability for the above projects based on the estimated remaining costs was approximately $623,000 at September 30, 2013.
At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites: D5, along with an adjacent solid waste disposal unit, Terminal Treatment Plant (TTP) Area; T2; and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. The Indiana Department of Environmental Management (IDEM) has approved the closure plans for all three sites. U. S. Steel continues technical discussions with IDEM on the conditions of the D2 approval. Closure is complete at D5, TTP and T2, with IDEM approval of the closure certification reports on February 1, 2012 (D5), April 3, 2012 (TTP) and November 1, 2012 (T2). As of September 30, 2013, the accrued liability for estimated costs to close these sites is approximately $15 million.
On October 23, 1998, EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a RCRA Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to the EPA. Through September 30, 2013, U. S. Steel had spent $46.7 million for corrective action studies, Vessel Slip Turning Basin interim measures and other corrective actions. U. S. Steel has completed the first of two facility wide perimeter groundwater monitoring program events in 2013 and will continue additional focused groundwater assessment work approved by the EPA in 2013. U. S. Steel has also completed fieldwork associated with a Baseline Ecological Risk Assessment work plan for addressing sediments behind the East Breakwall. In addition, U. S. Steel has received approval from the EPA and has initiated activities associated with an interim stabilization measure to address certain components of the East Side Groundwater Solid Waste Management Area as required by the Order. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for projects is approximately $41.6 million as of September 30, 2013, based on the estimated remaining costs.
Mon Valley Works
On September 30, 2010, U. S. Steel entered into an agreement with the Allegheny County Health Department that would require U. S. Steel to install two new Low Emissions Quench Towers to replace existing towers and bring Batteries 1, 2 and 3 into compliance rather than shutting them down. Total costs for the quench towers are estimated to be approximately $68 million while the cost of improvements at Batteries 1, 2 and 3 cannot be estimated at this time.

Midwest Plant
A former disposal area located on the east side of the Midwest Plant was designated a SWMU (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. U. S. Steel submitted a Closure Plan to IDEM recommending consolidation and “in-place” closure of the East Side SWMU. IDEM approved the Closure Plan in January 2010. Implementation of the Closure Plan began during the third quarter of 2010 and fieldwork was completed early in the second quarter of 2011. A full vegetative cover over the project area is in place and the Closure Completion Report was approved by IDEM on November 21, 2011. As of September 30, 2013, $4.4 million has been spent on the project. The remaining cost is estimated to be $81,000 for post construction monitoring work and was recorded as an accrued liability as of September 30, 2013.
Fairless Plant
In January 1992, U. S. Steel commenced negotiations with the EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform an RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. The cost to U. S. Steel to continue to maintain the interim measures, develop a Phase II/III RFI Work Plan and implement certain corrective measures is estimated to be $681,000. It is reasonably possible that additional costs of as much as $45 million to $75 million may be incurred at this site in combination with five other projects. See Note 20 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”
Fairfield Works
A consent decree was signed by U. S. Steel, the EPA and the U.S. Department of Justice (DOJ) and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM) with the approval of the EPA assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. The Phase I RFI for waste disposed of at the Exum Materials Management Area was voluntarily implemented in October 2011 and completed in December 2011 with a final completion report submitted to ADEM in June 2012. A Phase II RFI for the Fairfield Facility property was completed in December 2012 and the completion report was submitted to ADEM in the third quarter of 2013. In total, the accrued liability for remaining work under the Corrective Action Program, including the former Ensley facility, was $307,000 at September 30, 2013, based on estimated remaining costs. It is reasonably possible that additional costs of as much as $45 million to $75 million may be incurred at this site in combination with five other projects at various locations. See Note 20 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”
Lorain Tubular Operations
In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (OEPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Area of Contamination was submitted in March 2012 and a revised Phase II workplan that addresses additional soil investigations, site wide groundwater and the pipe mill lagoon was submitted in July 2013 and is awaiting final approval by the OEPA. As of September 30, 2013, U. S. Steel has spent $831,000 on studies at this site. Costs to complete additional projects are estimated to be $409,000. It is reasonably possible that additional costs of as much as $45 million to $75 million may be incurred at this site in combination with five other projects. See Note 20 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”
Construction and start-up of a seep collection system at the D2 landfill was completed in the third and fourth quarters of 2011. The system was required by OEPA as part of a revised Post-Closure Care Plan for the landfill. Based on subsequent system influent and effluent water quality data, additional seep water treatment will be necessary to meet future permit limits. A permit to install was submitted to and approved by the OEPA during the fourth quarter of 2012. Installation of the new equipment is underway with an expected start-up during the first quarter of 2014. As of September 30, 2013, project costs have amounted to $1.5 million. The remaining cost of the project is expected to be $389,000 and was recorded as an accrued liability as of September 30, 2013.

Great Lakes Works
On February 13, 2007, Michigan Department of Environmental Quality (MDEQ) and U. S. Steel agreed to an Administrative Consent Order (the Order) that resolves alleged violations of CWA National Pollutant Discharge Elimination System permits at the Great Lakes Works facility. As required by the Order, U. S. Steel has paid a civil penalty of $300,000 and has reimbursed MDEQ $50,000 in costs. The Order identified certain compliance actions to address the alleged violations. U. S. Steel has completed work on most of these compliance actions, and has initiated work on the others. As of September 30, 2013, $1.8 million has been spent on the project. In addition, $161,000 remains accrued for possible additional requirements.
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

On April 26, 2013, the MDEQ issued a violation notice alleging the Selective Catalytic Reduction system on the Continuous Galvanizing Line was not operating properly on March 27, 2013. U. S. Steel responded to the violation notice on May 24, 2013. Discussions between U. S. Steel and MDEQ are ongoing pending a resolution of the matter.
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
On November 30, 2012, the IEPA issued a Violation Notice alleging violations of emission standards from the facility’s BOF. In the notice, the IEPA also alleged the facility failed to comply with associated CAA regulations and the facility did not use steam rings at the BOP as required by the facility’s Title V permit. U. S. Steel met with the IEPA on February 6, 2013 and provided a written response to the IEPA on February 27, 2013. U. S. Steel and IEPA continue to discuss resolution of the matter.
Minnesota Ore Operations
On February 6, 2013, the EPA published a Federal Implementation Plan (FIP) that applies to taconite facilities in Minnesota. The FIP establishes and requires the use of low NOx burners on indurating furnaces as Best Available Retrofit Technology. While U. S. Steel has already installed low NOx burners on Minntac Lines 6 and 7 and is currently obligated to install low NOx burners on Lines 3, 4, and 5 pursuant to existing agreements and permits, the rule would require the installation of low NOx burners for the existing line at Keetac for which U. S. Steel did not have an otherwise existing obligation. U. S. Steel estimates the expenditures associated with the installation of low NOx burners of as much as $35 million to $45 million. On June 14, 2013, the Eighth Circuit Court of Appeals stayed the effectiveness of the FIP.
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
Geneva Works
At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality. As of September 30, 2013, U. S. Steel has spent $18 million to complete remediation on certain areas of the site. Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit. U. S. Steel has an accrued liability of $64 million as of September 30, 2013, for our estimated share of the remaining costs of remediation.
Duluth Works
The former U. S. Steel Duluth Works site was placed on the National Priorities List under CERCLA in 1983 and on the State of Minnesota’s Superfund list in 1984. Liability for environmental remediation at the site is governed by a Response Order by Consent executed with the MPCA in 1985 and a Record of Decision signed by MPCA in 1989. As of September 30, 2013, U. S. Steel has spent $22 million to complete remediation on certain areas of the site. Current activity at the site is focused on completing the feasibility study and remedial design of the two St. Louis River Estuary Operable Units (OUs) along with completing a feasibility study on several Upland OUs, as defined during the latest 5-year review of the site, conducted by the MPCA in 2008. The remaining cost of the project is estimated to be $20 million and was recorded as an accrued liability as of September 30, 2013, but because several critical issues have yet to be resolved so that a preferred remedy may be selected, it is reasonably possible that additional costs of as much as $45 million to $75 million may be incurred at this site in combination with five other projects at various locations. See Note 20 to the Consolidated Financial Statements Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.
Municipal Industrial Disposal Company (MIDC)
MIDC was a licensed disposal facility where U. S. Steel disposed coal tar and other wastes. The site was mismanaged by the operator and subsequently on August 30, 2002, U. S. Steel entered into a COA with the Pennsylvania Department of Environmental Protection to address the environmental issues at the site. While U. S. Steel was not the only entity to use the facility, U. S. Steel is the single remaining viable company responsible for the cleanup. An engineered remedy for the three locations at the site requiring remediation was implemented in July 2011 and completed in December 2011. The final completion report was submitted to the agency in December 2012. As of September 30, 2013, U. S. Steel has spent $12 million related to the project. The remaining cost of the project is estimated to be $172,000 and was recorded as an accrued liability as of September 30, 2013.

USS-POSCO Industries (UPI)
At UPI, a joint venture between subsidiaries of U. S. Steel and POSCO, corrective measures have been implemented for the majority of the former SWMUs. Prior to the formation of UPI, U. S. Steel owned and operated the Pittsburg, California facility and retained responsibility for the existing environmental conditions. Seven SWMUs remain at the facility. Based on their constituents, six of these SWMUs have been combined into two groups of three, while one SWMU remains a single entity. Investigation of the single SWMU is complete and an engineered remedy is in development for submission to the Department of Toxic Substances Control (DTSC). Investigation for the second SWMU group is also complete with recommendations, limited to future monitoring only, currently being discussed with the California DTSC. Investigations continue for the remaining SWMU group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the DTSC. As of September 30, 2013, $828,000 remains for ongoing environmental studies and investigations. It is reasonably possible that additional costs of as much as $45 million to $75 million may be incurred at this site in combination with five other projects at various locations. See Note 20 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”
EPA Region V Federal Lawsuit
On August 1, 2012, the U.S. government, joined by the States of Illinois, Indiana and Michigan, filed a complaint in the Northern District of Indiana alleging various CAA and State air regulatory violations that were to have allegedly occurred at Gary Works, Granite City Works, and Great Lakes Works, our three integrated iron and steel facilities located in the EPA’s Region V. The Complaint alleges that Gary Works failed to obtain the proper pre-construction permit for a routine reline of its Blast Furnace No. 4 in 1990, and that the three facilities failed to meet certain operational, maintenance, opacity, and recordkeeping requirements under the CAA and its implementing regulations. The Complaint requests relief in the form of statutory penalties for each violation and for injunctive relief. U. S. Steel believes that the claims asserted in the Complaint are not justified and are without statutory foundation. On September 21, 2012, U. S. Steel filed a motion to dismiss the U.S. government’s claims for relief regarding the 1990 reline of the Gary Blast Furnace No. 4 and filed an answer to the remaining allegations in the Complaint. On August 21, 2013, the district court issued an Opinion and Order, granting in part, and denying in part, the Motion to Dismiss. The court granted the Motion to Dismiss with respect to penalties such that the government is barred from seeking any civil penalties. However, the court denied our Motion to Dismiss with respect to injunctive relief. On September 6, 2013, U. S. Steel filed a Motion for Reconsideration to the district court with respect to its denial of the Motion to Dismiss regarding injunctive relief. In response, on September 26, 2013, the court issued a Notice of Hearing regarding U. S. Steel's Motion for Reconsideration for November 5, 2013. In the interim, the parties are continuing with discovery. U. S. Steel will continue to vigorously defend against these claims. At this time, the potential outcome is not reasonably estimable.
Other
In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a consent order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation was essentially completed in 2007 and U. S. Steel and SSB continue to work with KDHE to address the remaining issues. As such, the Consent Order was amended on May 3, 2013, to investigate potential contamination beyond the boundary of the former zinc smelting operation. As of September 30, 2013, an accrual of $206,000 remains available for addressing these outstanding issues.
On January 18, 2011, KDHE signed a Consent Agreement and Final Order (CAFO), which obligates U. S. Steel to prepare and implement a corrective action plan for two sites in Girard, Kansas. The sites are referred to as the Girard Zinc Works and the Cherokee Lanyon #2 site. The CAFO recognizes a single project incorporating the corrective action for both sites. An addendum to the May 2012 Final Corrective Action Completion Report summarizing completion of fieldwork was submitted to KDHE on March 18, 2013 and subsequently approved by KDHE on March 22, 2013. U. S. Steel is currently working with KDHE on developing a long term care agreement to address post closure items for the site. As of September 30, 2013, U. S. Steel has an accrued liability of approximately $69,000.
In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel’s allocated share is approximately 16 percent. The Remedial Action Plan for the site was approved by TCEQ in June 2009. Implementation of remedial measures was initiated in July 2010 and all fieldwork was completed in November 2011. On March 18, 2013, TCEQ approved the Response Action Completion Report. The accrued liability for U. S. Steel’s share to implement the post-closure monitoring program was $774,000 as of September 30, 2013.

In May 2010, MPCA notified Canadian National Railroad Company (CN) of apparent environmental impacts on their property adjacent to the former U. S. Steel Duluth Works. U. S. Steel subsequently obtained information indicating U. S. Steel’s connection to the site as well as reviewed a site investigation report that CN prepared and submitted to MPCA in August 2011. On December 6, 2011, U. S. Steel agreed to purchase the site and to take responsibility for addressing the identified environmental impacts. The property transaction was closed on June 26, 2012. As of September 30, 2013, U. S. Steel has an accrued liability of approximately $2 million.
The Canadian and Ontario governments have identified for remediation a sediment deposit, commonly referred to as Randle Reef, in Hamilton Harbor near USSC’s Hamilton Works, for which the regulatory agencies estimate expenditures with a net present value of approximately C$120 million (approximately $117 million). The national and provincial governments have each allocated C$40 million (approximately $39 million) for this project. Local sources, including industry, have also agreed to provide funding of C$40 million (approximately $39 million) for the project. USSC has committed to contribute approximately 11,000 tons of hot rolled steel and to fund C$2 million (approximately $2 million). The steel contribution is expected to be made in 2014. As of September 30, 2013,U. S. Steel has an accrued liability of approximately $10 million reflecting the contribution commitment.
U. S. Steel is identified as a PRP at the former Breslube-Penn operating site, an oil recycling and solvent recovery operation located in Coraopolis, PA. U. S. Steel’s allocated share of the cost among the participating PRPs is approximately 29 percent. A Record of Decision was issued by the EPA in August 2007 and a Remedial Design was preliminarily approved in 2011 and is still under review by the agencies. As of September 30, 2013, U. S. Steel has an accrued liability of approximately $2 million reflecting U. S. Steel’s share of the cost to implement remedial measures at the site.
ASBESTOS LITIGATION
At September 30, 2013, U. S. Steel was a defendant in approximately 800 active cases involving approximately 3,340 plaintiffs. As of December 31, 2012, U. S. Steel was a defendant in approximately 790 active cases involving approximately 3,330 plaintiffs. For the period ended September 30, 2013, settlements and dismissals resulted in the disposition of approximately 175 claims and U. S. Steel paid approximately $6 million in settlements. New filings added approximately 185 claims.
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
These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 260 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases where the plaintiffs can prove mesothelioma.
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
The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
December 31, 2010	3,040	200	250	3,090	$8
December 31, 2011	3,090	130	275	3,235	$8
December 31, 2012	3,235	190	285	3,330	$15
September 30, 2013	3,330	175	185	3,340	$6
The amount U. S. Steel has accrued for pending asbestos claims is not material to U. S. Steel’s financial position. U. S. Steel does not accrue for unasserted asbestos claims because it is not possible to determine whether any loss is probable with respect to such claims or even to estimate the amount or range of any possible losses. The vast majority of pending claims against us allege so-called “premises” liability-based exposure on U. S. Steel’s current or former premises. These claims may be made by an indeterminable number of people such as truck drivers, railroad workers, salespersons, contractors and their employees, government inspectors, customers, visitors and even trespassers. In most cases, the claimant was exposed to asbestos in non-U. S. Steel settings; the relative periods of exposure between U. S. Steel and non-U. S. Steel settings vary with each claimant, and the strength or weakness of the causal link between U. S. Steel exposure and any injury vary widely as do the nature and severity of the injury claimed.
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

10.1
EUR 200,000,000 multicurrency revolving credit facility agreement dated July 15, 2013 among U. S. Steel Košice, s.r.o., and ING Bank N.V., COMMERZBANK Aktiengesellschaft, Slovenská sporite¾òa, a.s., Komercní banka, a.s. and Citibank Europe plc. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 16, 2013.

10.2
Fifth Amendment to the Second Amended and Restated Receivables Purchase Agreement dated as of July 12, 2013 among U. S. Steel Receivables LLC, as Seller; United States Steel Corporation, as initial Servicer; the persons party thereto as Funding Agents, CP Conduit Purchasers, Committed Purchasers and LC Banks; and The Bank of Nova Scotia, as Collateral Agent. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 16, 2013.

10.3
Sixth Amendment to the Second Amended and Restated Receivables Purchase Agreement dated as of October 4, 2013 among U. S. Steel Receivables LLC, as Seller; United States Steel Corporation, as initial Servicer; the persons party thereto as Funding Agents, CP Conduit Purchasers, Committed Purchasers and LC Banks; and The Bank of Nova Scotia, as Collateral Agent.

10.4	Supplemental Retirement Account Program. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 20, 2013.

10.5	Form of Offer Letter to David B. Burritt. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 20, 2013.

10.6	United States Steel Corporation Executive Management Supplemental Pension Program.

10.7	United States Steel Corporation Supplemental Thrift Program.

10.8	United States Steel Corporation Non Tax-Qualified Pension Plan.

10.9	United States Steel Corporation Non Tax-Qualified Retirement Account Program.

10.10	Exhibit A to Offer Letter to Mario Longhi - Supplemental Account as Amended and Restated.

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
October 29, 2013
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.