Form 10-K
period 2013-12-31
UNITED STATES STEEL CORP
filed 2014-02-25
CIK 1163302

2013
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
Yes     ☑    No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes              No     ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for at least the past 90 days.  Yes     ☑     No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes     ☑     No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes              No     ☑
Aggregate market value of Common Stock held by non-affiliates as of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter): $2.5 billion. The amount shown is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.
There were 144,687,528 shares of United States Steel Corporation Common Stock outstanding as of February 20, 2014.
Documents Incorporated By Reference:
Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated into Part III.

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

PART I

Item 1. BUSINESS

U. S. Steel is an integrated steel producer of flat-rolled and tubular products with major production operations in North America and Europe. An integrated producer uses iron ore and coke as primary raw materials for steel production. U. S. Steel has annual raw steel production capability of 27 million net tons (22 million tons in North America and 5.0 million tons in Europe). On December 31, 2013, U. S. Steel permanently shut down its iron and steelmaking facilities at Hamilton Works reducing U. S. Steel's North American annual raw steel capability by 2.3 million tons. According to World Steel Association’s latest published statistics, U. S. Steel was the twelfth largest steel producer in the world in 2012. U. S. Steel is also engaged in other business activities consisting primarily of railroad services and real estate operations.

2013 marked the start of the transformation of U. S. Steel as we execute on our shareholder value creation strategy: earn the right to grow, and drive and sustain profitable growth. Through a disciplined approach we now refer to as “The Carnegie Way,” we are working to strengthen our balance sheet, with more intense focus on cash flow, and have launched a series of initiatives that we believe will enable us to add value, get leaner faster, right-size, and improve our performance across our core business process capabilities, including commercial, supply chain, manufacturing, procurement, innovation, and operational and functional support. We are on a mission to define and create a sustainable competitive advantage with a relentless focus on economic profit, our customers, our cost structure and innovation.

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

Location Overview

Flat-rolled Segment

- 1 Gary Works
- 2 Great Lakes Works
- 3 4 Mon Valley Works
- 5 Granite City Works
- 6 Fairfield Works
- 7 Hamilton Works
- 7 Lake Erie Works
- 8 Minntac
- 8 Keetac
- 8 Hibbing Taconite
- 9 Tilden Mining
- 10 USS-POSCO
- 11 PRO-TEC
- 2 DESCO
- 12 Double G
- 2 13 Worthington Specialty Processing
- 1 Feralloy Processing Company
- 14 15 16 Acero Prime
- 7 Baycoat
- 1 Chrome Deposit*
- 7 D.C. Chrome Limited
- 2 Automotive Center

Tubular Segment

- 6 Fairfield Tubular
- 17 Lorain Tubular
- 18 Bellville Operations
- 19 Lone Star Tubular
- 18 U. S. Steel Tubular Products Innovation and Technology Center
- 19 20 Wheeling Machine Products
- 21 Patriot Premium Threading Services
- 3 McKeesport Tubular Operations
- 10 United Spiral Pipe

USSE Segment

- 22 U. S. Steel Košice

Administrative and Research

- 3 Corporate Headquarters
- 3 Research and Technology Center
- 22 USSE Research

Northwest Territories
Nunavut
Alberta
Saskatchewan
Manitoba
Canada
British Columbia
Ontario
Quebec
Newfoundland & Labrador
P.E.I.
New Brunswick
Nova Scotia
Washington
Montana
North Dakota
Minnesota
Oregon
Idaho
South Dakota
Wisconsin
Michigan
Wyoming
Iowa
Nebraska
Illinois
Indiana
Ohio
Pennsylvania
New York
Maine
VT
NH
Massachusetts
CT
RI
NJ
MD
DE
WV
Virginia
North Carolina
South Carolina
Kentucky
Tennessee
Nevada
Utah
Colorado
Kansas
Missouri
United States
California
Arizona
New Mexico
Oklahoma
Arkansas
Texas
MS
Alabama
Georgia
Louisiana
Florida
Mexico
1
2
3
4
5
6
7
8
9
10
11
12
13
14
15
16
17
18
19
20
21

U. K.
Ireland
Denmark
Estonia
Latvia
Lithuania
Poland
Belarus
Neth.
Belgium
Lux.
Germany
Czech Rep.
Slovakia
22
Ukraine
Liech.
Switz.
Austria
Slovenia
Hungary
Mold.
Croatia
Romania
France
Bosnia & Herz.
Serbia
Bulgaria
And.
San Mar.
Italy
Mont.
Albania
Mace.
Portugal
Spain
Greece
Malta

*All Chrome Deposit locations are near major steel mills

Map of Europe not drawn to scale

Segments

U. S. Steel has three reportable operating segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE) and Tubular Products (Tubular). The results of several operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

The Flat-rolled segment includes the operating results of U. S. Steel’s North American integrated steel plants and equity investees involved in the production of slabs, rounds, strip mill plates, sheets and tin mill products, as well as all iron ore and coke production facilities in the United States and Canada. These operations primarily serve North American customers in the service center, conversion, transportation (including automotive), construction, container, and appliance and electrical markets. Flat-rolled supplies steel rounds and hot-rolled bands to Tubular.

Flat-rolled has annual raw steel production capability of 22 million tons. Prior to December 31, 2013, Flat-rolled had raw steel production capability of 24.3 million tons which included 2.3 million tons from Hamilton Works. Raw steel production was 17.9 million tons in 2013, 19.1 million tons in 2012 and 18.6 million tons in 2011. Raw steel production averaged 74 percent of capability in 2013, 78 percent of capability in 2012 and 77 percent of capability in 2011.

The USSE segment includes the operating results of U. S. Steel Košice (USSK), U. S. Steel’s integrated steel plant and coke production facilities in Slovakia. Prior to January 31, 2012, the USSE segment also included the operating results of USSS, U. S. Steel’s integrated steel plant and other facilities in Serbia, and an equity investee, which were sold on January 31, 2012. USSE primarily serves customers in the European construction, service center, conversion, container, transportation (including automotive), appliance and electrical, and oil, gas and petrochemical markets. USSE produces and sells slabs, sheet, strip mill plate, tin mill products and spiral welded pipe, as well as heating radiators and refractory ceramic materials.

USSE has annual raw steel production capability of 5.0 million tons from USSK. Prior to January 31, 2012, USSE had raw steel production capability of 7.4 million tons, which consisted of 5.0 million and 2.4 million tons from USSK and USSS, respectively. USSE’s raw steel production was 4.6 million tons in 2013, 4.5 million tons in 2012 and 5.6 million tons in 2011. USSE’s raw steel production averaged 92 percent of capability in 2013, 87 percent of capability in 2012 and 76 percent of capability in 2011.

USSK’s raw steel production was 4.6 million tons in 2013, 4.4 million tons in 2012 and 4.2 million tons in 2011. USSK’s raw steel production averaged 92 percent of capability in 2013, 88 percent of capability in 2012 and 84 percent of capability in 2011.

The Tubular segment includes the operating results of U. S. Steel’s tubular production facilities, primarily in the United States, and equity investees in the United States and Brazil. These operations produce and sell seamless and electric resistance welded (ERW) steel casing and tubing (commonly known as oil country tubular goods or OCTG), standard and line pipe and mechanical tubing and primarily serve customers in the oil, gas and petrochemical markets. Tubular’s annual production capability is 2.8 million tons and U. S. Steel Tubular Products, Inc. (USSTP) is the largest supplier to the combined U.S. and Canadian market. USSTP is designing and developing a range of premium and semi-premium connections to address the growing and demanding needs for technical solutions to our end users' well challenges. USSTP also offers rig site services, which provides the technical expertise for proper installation of our tubular products and proprietary connections at the well site.

Other Businesses includes railroad services and real estate operations.

For further information, see Note 3 to the Consolidated Financial Statements.

Financial and Operational Highlights

Net Sales

Net Sales by Segment

(Dollars in millions, excluding intersegment sales)	2013	2012	2011
Flat-rolled	$11,572	$12,908	$12,367
USSE	2,941	2,949	4,306
Tubular	2,772	3,283	3,034
Total sales from reportable segments	17,285	19,140	19,707
Other Businesses	139	188	177
Net sales	$17,424	$19,328	$19,884

Income (Loss) from Operations by Segment(a)

	Year Ended December 31,
(Dollars in Millions)	2013	2012	2011
Flat-rolled	$105	$400	$469
USSE(b)	28	34	(162)
Tubular	190	366	316
Total income from reportable segments	323	800	623
Other Businesses	77	55	46
Reportable segments and Other Businesses income from operations	400	855	669
Postretirement benefit expenses (c)	(221)	(297)	(386)
Other items not allocated to segments:
Impairment of goodwill (Note 11)	(1,806)	—	—
Restructuring and other charges (Note 23)	(248)	—	—
Environmental remediation charge	(32)	—	(18)
Write-off of equity investment (Note 9)	(16)	—	—
Supplier contract dispute settlement	23	15	—
Net loss on the sale of assets (Note 4)	—	(310)	—
Labor agreement lump sum payments (Note 15)	—	(35)	—
Property tax settlements	—	19	—
Total (loss) income from operations	$(1,900)	$247	$265

(a)	See Note 3 to the Consolidated Financial Statements for reconciliations and other disclosures required by Accounting Standards Codification Topic 280.

(b)	Includes the results of USSS through the disposition date of January 31, 2012. See Note 4 to the Consolidated Financial Statements for further details.

(c)
Consists of the net periodic benefit cost elements, other than service cost and amortization of prior service cost for active employees, associated with our pension, retiree health care and life insurance benefit plans.

Reportable Segments and Other Businesses – Income (Loss) from Operations (IFO)

Total Reportable Segments and Other Businesses
Income (Loss) from Operations(a)

(a)	Amounts prior to 2011 have been restated to reflect a change in our segment allocation methodology for postretirement benefit expenses.

Steel Shipments

Steel Shipments by Product and Segment

The following table shows steel shipments to end customers, joint ventures and equity investees of U. S. Steel.

(Thousands of Tons)	Flat-rolled	USSE	Tubular	Total
Product—2013
Hot-rolled Sheets	5,028	1,426	—	6,454
Cold-rolled Sheets	4,347	553	—	4,900
Coated Sheets	3,599	762	—	4,361
Tin Mill Products	1,204	385	—	1,589
Oil country tubular goods (OCTG)	—	—	1,370	1,370
Standard and line pipe	—	69	264	333
Semi-finished and Plates	466	805	—	1,271
Other	—	—	123	123
TOTAL	14,644	4,000	1,757	20,401
Memo: Intersegment Shipments from Flat-rolled to Tubular
Hot-rolled sheets	923
Rounds	776
Product—2012
Hot-rolled Sheets	5,733	1,197	—	6,930
Cold-rolled Sheets	4,476	558	—	5,034
Coated Sheets	3,490	772	—	4,262
Tin Mill Products	1,220	388	—	1,608
Oil country tubular goods (OCTG)	—	—	1,339	1,339
Standard and line pipe	—	82	396	478
Semi-finished and Plates	1,055	819	—	1,874
Other	—	—	151	151
TOTAL	15,974	3,816	1,886	21,676
Memo: Intersegment Shipments from Flat-rolled to Tubular
Hot-rolled sheets	938
Rounds	865
Memo: Intersegment Shipments from USSE to Flat-rolled
Slabs	249
Product—2011
Hot-rolled Sheets	5,421	1,940	—	7,361
Cold-rolled Sheets	4,311	707	—	5,018
Coated Sheets	3,136	816	—	3,952
Tin Mill Products	1,177	528	—	1,705
Oil country tubular goods (OCTG)	—	—	1,276	1,276
Standard and line pipe	—	8	408	416
Semi-finished, Bars and Plates	1,464	865	—	2,329
Other	—	68	128	196
TOTAL	15,509	4,932	1,812	22,253
Memo: Intersegment Shipments from Flat-rolled to Tubular
Hot-rolled sheets	1,554
Rounds	686
Memo: Intersegment Shipments from USSE to Flat-rolled
Slabs	71

Steel Shipments by Market and Segment

The following table does not include shipments to end customers by joint ventures and other equity investees of U. S. Steel. Shipments of materials to these entities are included in the “Further Conversion – Joint Ventures” market classification. No single customer accounted for more than 10 percent of gross annual revenues.

(Thousands of Tons)	Flat-rolled	USSE	Tubular	Total
Major Market – 2013
Steel Service Centers	2,721	560	—	3,281
Further Conversion – Trade Customers	4,409	286	—	4,695
– Joint Ventures	1,664	—	—	1,664
Transportation (Including Automotive)	2,480	709	—	3,189
Construction and Construction Products	773	1,501	132	2,406
Containers	1,259	393	—	1,652
Appliances and Electrical Equipment	666	275	—	941
Oil, Gas and Petrochemicals	—	15	1,540	1,555
Exports from the United States	365	—	85	450
All Other	307	261	—	568
TOTAL	14,644	4,000	1,757	20,401
Major Market – 2012
Steel Service Centers	2,882	567	—	3,449
Further Conversion – Trade Customers	5,119	310	—	5,429
– Joint Ventures	1,823	—	—	1,823
Transportation (Including Automotive)	2,511	650	—	3,161
Construction and Construction Products	869	1,350	144	2,363
Containers	1,290	387	—	1,677
Appliances and Electrical Equipment	727	272	—	999
Oil, Gas and Petrochemicals	—	20	1,601	1,621
Exports from the United States	409	—	141	550
All Other	344	260	—	604
TOTAL	15,974	3,816	1,886	21,676
Major Market – 2011
Steel Service Centers	2,988	943	—	3,931
Further Conversion – Trade Customers	4,805	539	(6)	5,338
– Joint Ventures	1,803	—	—	1,803
Transportation (Including Automotive)	2,268	707	—	2,975
Construction and Construction Products	870	1,622	128	2,620
Containers	1,221	525	—	1,746
Appliances and Electrical Equipment	650	328	—	978
Oil, Gas and Petrochemicals	—	14	1,526	1,540
Exports from the United States	572	—	164	736
All Other	332	254	—	586
TOTAL	15,509	4,932	1,812	22,253

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

2013 marked the start of the transformation of U. S. Steel as we execute on our shareholder value creation strategy: earn the right to grow, and drive and sustain profitable growth. Through a disciplined approach we now refer to as “The Carnegie Way”, we are working to strengthen our balance sheet, with more intense focus on cash flow, and have launched a series of initiatives that we believe will enable us to add value, get leaner faster, right-size, and improve our performance across our core business process capabilities, including commercial, supply chain, manufacturing, procurement, innovation, and operational and functional support. We are on a mission to define and create a sustainable competitive advantage with a relentless focus on economic profit, our customers, our cost structure and innovation.

Safety

We believe improving safety performance is consistent with the Company’s other strategic objectives such as improving quality, cost competiveness and customer service. Through 2013, the nine-year trends for our global key safety measurements: recordable injuries, days away from work rate and severity rate showed improvement of 45 percent, 66 percent and 94 percent respectively, as shown in the following graphs.

Global OSHA Recordable Incidence Rates
January 2005 through December 2013
(45% Improvement 2005-2013)

2.0
1.5
1.0
0.5
0.0
1.57
1.10
.98
.90
.91
.88
.84
.94
.86
2005
2006
2007
2008
2009
2010
2011
2012
2013

(Frequency of Injuries [per 200,000 manhours]. Data for 2008 forward includes Lone Star Tubular Operations, Bellville Tubular Operations, Rig Site Services, Tubular Processing Houston, Offshore Operations Houston, and Wheeling Machine Products. Data for 2009 forward includes U. S. Steel Canada. Data for 2011 forward includes Transtar. Data for 2005 through 2011 includes U. S. Steel Serbia.)

Global Days Away From Work Incidence Rates
January 2005 through December 2013
(66% Improvement 2005-2013)

0.40
0.35
0.30
0.25
0.20
0.15
0.10
0.05
0.00
.35
.26
.15
.13
.14
.17
.12
.11
.12
2005
2006
2007
2008
2009
2010
2011
2012
2013

(Frequency of Injuries [per 200,000 manhours]. Data for 2008 forward includes Lone Star Tubular Operations, Bellville Tubular Operations, Rig Site Services, Tubular Processing Houston, Offshore Operations Houston, and Wheeling Machine Products. Data for 2009 forward includes U. S. Steel Canada. Data for 2011 forward includes Transtar. Data for 2005 through 2011 includes U. S. Steel Serbia.)

Days Away Cases ≥ 31 Days
Bureau of Labor Statistics and U. S. Steel
(Frequency Rates per 200,000 Hours Worked)

1.00
0.80
0.60
0.40
0.20
0
BLS Iron and Steel
BLS Manufacturing
U. S. Steel
.500
.377
.216
.787
.346
.187
.620
.342
.073
.282
.320
.037
.366
.285
.037
.325
.309
.041
.351
.317
.026
.306
.308
.015
.013
2005
2006
2007
2008
2009
2010
2011
2012
2013

Data for 2008 forward includes Lone Star Tubular Operations, Bellville Tubular Operations, Rig Site Services, Tubular Processing Houston, Offshore Operations Houston, and Wheeling Machine Products. Data for 2009 forward includes U. S. Steel Canada. Data for 2011 forward includes Transtar. Data for 2005 through 2011 includes U. S. Steel Serbia. BLS data not available for 2013.

Environmental Stewardship

U. S. Steel maintains a comprehensive environmental policy. The Executive Environmental Committee, which is comprised of U. S. Steel officers, meets regularly to review environmental issues and compliance. The Board of Directors and the Corporate Governance and Public Policy Committee receive regular updates on environmental matters. Also, U. S. Steel, largely through the American Iron and Steel Institute, the Canadian Steel Producers Association, the World Steel Association and the European Confederation of Iron and Steel Industries (Eurofer), is involved in the promotion of cost effective environmental strategies through the development of appropriate air, water, waste and climate change laws and regulations at the local, state, national and international levels.

We are committed to reducing emissions as well as our carbon footprint. We have an established program to investigate, share and create innovative, best practice solutions throughout U. S. Steel to manage and reduce energy consumption and greenhouse gas (GHG) emissions. We are also committed to investing in technologies to further improve the environmental performance of our steelmaking process. In addition, we continue to focus on implementing energy reduction strategies, use of efficient energy sources, waste reduction management and the utilization of by-product fuels.

We have achieved air opacity performance improvements at our domestic coke plants. Continuous process improvements have allowed us to make environmental progress through the utilization of enhanced refractory repair programs and strategically timed maintenance on the structural integrity of our coke batteries. We have also implemented data analysis to track our coke oven performance allowing us to proactively prioritize maintenance activities. At Clairton and Granite City, we have installed new low emission quench towers for both new and existing batteries. This innovative quench system employs technology that reduces particulate emissions.

All of our major production facilities have Environmental Management Systems certified to the ISO 14001 Standard. This standard, published by the International Organization for Standardization, provides the framework for the measurement and improvement of environmental impacts of the certified facility.

We have submitted an application seeking approval for an innovative approach to environmental compliance at our Minntac facility. This approach will ensure compliance with air and water regulations and will provide reductions in particulate matter, mercury, sulfur dioxide, and sulfate. Once approved, this will be the first multi-media compliance solution of its type for iron ore operations in the United States.

We are certified by the Wildlife Habitat Council (WHC) for our Corporate Lands for Learning (CLL) program at our South Taylor Environmental Park (STEP) facility near Pittsburgh, Pennsylvania, which incorporates inter-action with elementary school programs in Western Pennsylvania. Gary Works and Clairton Works are also CLL-certified. In addition, the STEP, the Clairton Plant, the Irvin Plant, Gary Works, Great Lakes Works and the Keetac and Minntac facilities have certifications under the WHC Wildlife at Work Program.

Commercial Strategy

Our commercial strategy is focused on providing value-added steel products, including advanced high strength steel and coated sheets for the automotive and appliance industries, electrical steel sheets for the manufacture of motors and electrical equipment, galvanized and Galvalume® sheets for construction, tin mill products for the container industry and oil country tubular goods and premium connections for the oil and gas industry, including steel for the developing North American shale oil and gas markets.

We are committed to meeting our customers’ requirements by developing new steel products and uses for steel. In connection with this commitment, we have research centers in Pittsburgh, Pennsylvania, and Košice, Slovakia. We also have an automotive center in Troy, Michigan and an innovation and technology center for Tubular products in Houston, Texas. The focus of these centers is to develop new products and work with our customers to better serve their needs. Examples of our customer focused product innovation include the development of advanced high strength steels, including Dual-Ten® and Transformation Induced Plasticity (TRIP) steels, that provide high strength to meet automobile passenger safety requirements while significantly reducing weight to meet fuel efficiency requirements; and a line of premium and semi-premium connections to meet our tubular customers’ increasingly complex needs for offshore and horizontal drilling.

Our decisions concerning what facilities to operate and at what levels are made based upon our customers’ orders for products as well as the capabilities and cost performance of our locations. In depressed markets such as those experienced in 2009, we concentrated production operations at several plant locations and did not operate others in response to customer demand.

Capital Projects and Other Investments

In recent years, we have completed or neared completion on several key projects of strategic importance. We have made significant progress to improve our coke self-sufficiency and reduce our reliance on purchased coke for the steelmaking process through the application of advanced technologies, upgrades to our existing coke facilities and increased use of natural gas and pulverized coal in our operations. We have completed the construction of a technologically and environmentally advanced battery at the Mon Valley Works’ Clairton Plant with a capacity of 960,000 tons per year. Initial start-up of the battery began in November 2012 and the battery has reached full production capacity. We have been constructing a two module carbon alloy facility at Gary Works, which utilizes an environmentally compliant, energy efficient and flexible production technology to produce a coke substitute product. The facility has a projected capacity of 500,000 tons per year when both modules are completed. Construction of the first module is complete, and we continue to focus on the optimization and reliability of operations of that module. We have temporarily suspended construction activities on the second module at this time based on current economic conditions, our coke requirements in North America and additional work on the first module.
In an effort to increase our participation in the automotive market as vehicle emission and safety requirements become increasingly stringent, PRO-TEC Coating Company, our joint venture in Ohio with Kobe Steel, Ltd., constructed and financed a new automotive continuous annealing line (CAL) that began operations during the first quarter of 2013.
We are also currently developing additional projects within our Tubular segment, such as facility enhancements and additional premium connections that we believe will further improve our ability to support our Tubular customers’ evolving needs.
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
Over the longer term, we are considering business strategies to leverage our significant iron ore position in the United States and to exploit opportunities related to the availability of reasonably priced natural gas as an alternative to coke in the iron reduction process to improve our cost competitiveness, while reducing our dependence on coal and coke. We are considering an expansion of our iron ore pellet operations at our Keewatin, MN (Keetac) facility which would increase our production capability by approximately 3.6 million tons thereby increasing our iron ore self-sufficiency. The total cost of this project as currently conceived is broadly estimated to be approximately $820 million. Final permitting for the expansion was completed in December 2011. An extension to the construction air permit was granted during November 2013 that extends the permit until September 2014. We are examining alternative iron and steelmaking technologies such as gas-based, direct-reduced iron (DRI) and electric arc furnace (EAF) steelmaking. We are currently in the permitting process for the installation of an EAF at our Fairfield Works in Alabama. We submitted air and water permit applications to the Jefferson County Department of Health and the Alabama Department of Environmental Management, respectively, in February 2014.
The DRI process requires iron pellets with a lower silica content than blast furnace pellets. We have verified that our iron ore reserves are suitable for direct reduced (DR) grade pellet production and are examining the capital and engineering design process requirements to produce DR grade pellets at our Minntac operations for use internally by the Company if we were to construct a DRI facility or for sale to external third parties with DRI facilities.
Our capital investments in the future may reflect such strategies, although we expect that iron and steelmaking through the blast furnace and basic oxygen furnace manufacturing processes will remain our primary processing technology for the long term.

The foregoing statements regarding expected capital expenditures, capital projects, emissions reductions and expected benefits from the implementation of these projects are forward-looking statements. Factors that may affect our capital spending and the associated projects include: (i) levels of cash flow from operations; (ii) changes in tax laws; (iii) general economic conditions; (iv) steel industry conditions; (v) cost and availability of capital; (vi) receipt of necessary permits; (vii) unforeseen hazards such as contractor performance, material shortages, weather conditions, explosions or fires; (viii) our ability to implement these projects; and (ix) the requirements of applicable laws and regulations. There is also a risk that the completed projects will not produce at the expected levels and within the costs currently projected.

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

Capital Structure and Liquidity

Our financial goals are to maintain or enhance our liquidity, maintain a solid capital structure, focus capital investments on key projects of long-term strategic importance and position ourselves for success in the longer term. During 2013, U. S. Steel issued $316 million of 2.75% Senior Convertible Notes due 2019 and $275 million of 6.875% Senior Notes due 2021. We used the majority of the proceeds to repurchase approximately $542 million aggregate principal amount of our 4.00% Senior Convertible Notes due 2014. Also during 2013, we entered into a €10 million (approximately $14 million at December 31, 2013) unsecured credit facility for USSK that expires in December 2016. We made a voluntary contribution of $140 million to our main defined benefit pension plan. We ended 2013 with $604 million of cash and cash equivalents on hand and total liquidity of $2.3 billion. As part of our Carnegie Way initiative to remain competitive and drive world class growth, we are implementing extended vendor payment terms to be better aligned with other large industrial companies and our peers in the metals and mining sector.

Steel Industry Background and Competition

The global steel industry is cyclical, highly competitive and has historically been characterized by overcapacity.

According to World Steel Association’s latest published statistics, U. S. Steel was the twelfth largest steel producer in the world in 2012. We believe we are currently the largest integrated steel producer headquartered in North America, one of the largest integrated flat-rolled producers in Central Europe and the largest tubular producer in North America. U. S. Steel competes with many North American and international steel producers. Competitors include integrated producers, which, like U. S. Steel, use iron ore and coke as primary raw materials for steel production, and EAF producers, which primarily use steel scrap and other iron-bearing feedstocks as raw materials. Global steel capacity has continued to increase, with some published sources estimating that steel capacity in China alone is at or is nearing one billion metric tons per year. In addition, other products, such as aluminum, plastics and composites, compete with steel in some applications.

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

U. S. Steel provides defined benefit pension and/or other postretirement benefits to approximately 136,000 current employees, retirees and their beneficiaries. Most of our other competitors do not have comparable retiree obligations.

International competitors may have lower labor costs than U.S. producers and some are owned, controlled or subsidized by their governments, artificially reducing their costs and allowing production and pricing decisions to be influenced by political, social and economic policy considerations, as well as prevailing market conditions.

Demand for flat-rolled products is influenced by a wide variety of factors, including but not limited to macro-economic drivers, the supply-demand balance, inventories, imports and exports, currency fluctuations, and the demand from flat-rolled consuming markets. The largest drivers of North American consumption have historically been the automotive and construction markets, which make up at least 50 percent of total sheet consumption. Other sheet consuming industries include appliance, converter, container, tin, energy, electrical equipment, agricultural, domestic and commercial equipment and industrial machinery.

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

Steel sheet imports to the United States accounted for an estimated 14 percent of the U.S. steel sheet market in 2013, 14 percent in 2012 and 13 percent in 2011. Increases in future levels of imported steel could reduce future market prices and demand levels for steel produced in our North American facilities.

Imports of flat-rolled steel to Canada accounted for an estimated 36 percent of the Canadian market for flat-rolled steel products in 2013, 34 percent in 2012 and 35 percent in 2011.

Energy related tubular products imported into the United States accounted for an estimated 49 percent of the U.S. domestic market in 2013, 52 percent in 2012 and 47 percent in 2011.
In recent years, a significant number of steel imports have been found to violate U.S. or Canadian trade laws. Under these laws, antidumping duties (AD) can be imposed against dumped products, which are products sold at a price that is below that producer's sales price in its home market or at a price that is lower than its cost of production. Countervailing duties (CVD) can be imposed against products that have benefited from foreign government assistance for the production, manufacture, or exportation of the product. For many years, U. S. Steel, other producers, customers and the United Steelworkers (USW) have sought the imposition of duties and in many cases have been successful.

AD and CVD orders are generally subject to review every five years and we actively participate in such review proceedings. In one such five-year (sunset) review conducted in the United States, the U.S. International Trade Commission (ITC) found on September 12, 2013 that revocation of an AD order on welded large-diameter line pipe from Japan would likely lead to the continuation or recurrence of material injury to the domestic industry making this product. The U.S. Department of Commerce (DOC) had previously found that revocation of the order would likely lead to the continuation or recurrence of dumping. As a result of these rulings, the order on welded large-diameter line pipe from Japan will likely remain in place for at least five more years.

The following international trade orders of interest to U. S. Steel are currently undergoing five-year (sunset) reviews in the United States: AD and CVD orders on welded line pipe from China. The U.S. government recently completed five-year reviews of: (i) an AD order on hot-rolled steel from China; (ii) AD and CVD orders on hot-rolled steel from India; (iii) AD and CVD orders on hot-rolled steel from Indonesia; (iv) an AD order on hot-rolled steel from Taiwan; (v) AD and CVD orders on hot-rolled steel from Thailand; (vi) an AD order on hot-rolled steel from Ukraine; and (vii) AD and CVD orders on circular welded pipe from China. In each of those reviews, the U.S. government decided to keep the orders in place.
As in the past, U. S. Steel continues to monitor unfairly traded imports and is prepared to seek appropriate remedies against such importing countries. On July 2, 2013, U. S. Steel and eight other domestic producers filed AD and CVD petitions against imports of oil country tubular goods (OCTG) from India and Turkey, along with AD petitions against imports of OCTG from the Philippines, Saudi Arabia, South Korea, Taiwan, Thailand, Ukraine, and Vietnam. These petitions allege that unfairly-traded imports from the subject countries are both a cause and a threat of material injury to U.S. producers of OCTG. While U. S. Steel strongly believes that the imports in question were traded unfairly, and that relief is fully justified under U.S. law, the outcome of such litigation is uncertain. On August 16, 2013, the ITC made affirmative determinations in the preliminary phase of its injury investigations. The DOC announced its preliminary determinations in the CVD investigations of OCTG from India and Turkey on December 17, 2013, and it announced its preliminary determinations in the AD investigations of India, Korea, Philippines, Saudi Arabia, Taiwan, Thailand, Turkey, Ukraine, and Vietnam on February 18, 2014. As a result of the preliminary determinations, DOC will "suspend liquidation" and require cash deposits of AD and/or CVD duties for imports of OCTG from those producers and exporters with dumping margins and/or subsidy rates equal to or greater than 2% ad valorem. Producers and exporters from Korea, the country accounting for the largest volume of OCTG imports into the United States, received dumping margins lower than 2% ad valorem. However, the results are only preliminary and there is precedent for significant differences in dumping margin calculations between preliminary and final determinations. DOC is scheduled to issue its final AD and CVD determinations this summer. The ITC is currently expected to make its final determinations of injury in August. If the determinations of both agencies are affirmative, DOC will issue AD and CVD orders.
Total imports of flat-rolled carbon steel products (excluding quarto plates and wide flats) to the 27 countries currently comprising the EU were 14 percent of the EU market in 2013, 13 percent in 2012 and 17 percent in 2011. Increases in future levels of imported steel could reduce market prices and demand levels for steel produced by USSE.

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

Many nations have adopted or are considering regulation of CO2 emissions. The integrated steel process involves a series of chemical reactions involving carbon that create CO2 emissions. This distinguishes integrated steel producers from mini-mills and many other industries where CO2 generation is usually linked primarily to energy usage. In the United States, the Environmental Protection Agency (EPA) has published rules for regulating GHG emissions for certain facilities and has implemented various reporting requirements. In a previous Congressional session, legislation regulating CO2 emissions was passed in the House of Representatives and was introduced in the Senate. We do not know what action, if any, may be taken by the current or future sessions of Congress. The EU has established GHG regulations and Canada has published details of a regulatory framework for GHG emissions. Such regulations may entail substantial costs for emission allowances, restriction of production, and higher prices for coking coal, natural gas and electricity generated by carbon-based systems. Some foreign nations such as China and India are not aggressively pursuing regulation of CO2 and integrated steel producers in such countries may achieve a competitive advantage over U. S. Steel. For further information, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

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

Facilities and Locations

Flat-rolled

Except for the Fairfield pipe facility, the operating results of all the facilities within U. S. Steel’s integrated steel plants in North America are included in Flat-rolled. These facilities include Gary Works, Great Lakes Works, Mon Valley Works, Granite City Works, Lake Erie Works, Fairfield Works and Hamilton Works. During the fourth quarter of 2013, U. S. Steel decided to permanently shut down its iron and steelmaking facilities at Hamilton Works. The operating results of

U. S. Steel’s coke and iron ore pellet operations and many equity investees in North America are also included in Flat-rolled.

Gary Works, located in Gary, Indiana, has annual raw steel production capability of 7.5 million tons. Gary Works has one coke battery,a two module carbon alloy facility (of which only one is currently operational), four blast furnaces, six steelmaking vessels, a vacuum degassing unit and four slab casters. Gary Works generally consumes all the coke it produces and sells coke by-products to the chemical and raw material industries. Finishing facilities include a hot strip mill, two pickling lines, two cold reduction mills, three temper mills, a double cold reduction line, four annealing facilities and two tin coating lines. Principal products include hot-rolled, cold-rolled and coated sheets and tin mill products. Gary Works also produces strip mill plate in coil. We have been constructing a two module carbon alloy facility at Gary Works, which utilizes an environmentally compliant, energy efficient and flexible production technology to produce a coke substitute product. The facility has a projected capacity of 500,000 tons per year when both modules are completed. Construction of the first module is complete, and we continue to focus on the optimization and reliability of operations of that module. We have temporarily suspended construction activities on the second module at this time based on current economic conditions, our coke requirements in North America and additional work on the first module. The Midwest Plant and East Chicago Tin are operated as part of Gary Works.

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

The Clairton Plant is comprised of ten coke batteries. Almost all of the coke we produce is consumed by U. S. Steel facilities, or swapped with other domestic steel producers. Coke by-products are sold to the chemicals and raw materials industries. In the fourth quarter of 2012, we completed the construction of a technologically and environmentally advanced coke battery with capacity of 960,000 tons at the Clairton Plant.

Granite City Works, located in Granite City, Illinois, has annual raw steel production capability of 2.8 million tons. Granite City’s facilities include two coke batteries, two blast furnaces, two steelmaking vessels, two slab casters, a hot strip mill, a pickling line, a tandem cold reduction mill, a hot dip galvanizing line and a hot dip galvanizing/Galvalume® line. Granite City Works generally consumes all the coke it produces and sells coke by-products to the chemical and raw material industries. Principal products include hot-rolled and coated sheets. Gateway Energy and Coke Company LLC (Gateway) constructed a coke plant, which began operating in October 2009 to supply Granite City Works under a 15 year agreement. U. S. Steel owns and operates a cogeneration facility that utilizes by-products from the Gateway coke plant to generate heat and power.

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

Hamilton Works, located in Hamilton, Ontario, includes a coke battery, a pickling line, a cold reduction mill and two hot dip galvanizing lines and a galvanizing/galvannealing line. Principal products include cold-rolled and coated sheets. On December 31, 2013, U. S. Steel permanently shut down its iron and steelmaking facilities at Hamilton Works reducing Flat-rolled's annual raw steel capability by 2.3 million tons.

U. S. Steel owns a Research and Technology Center located in Munhall, Pennsylvania (near Pittsburgh) where we carry out a wide range of applied research, development and technical support functions.

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

U. S. Steel has iron ore pellet operations located at Mt. Iron (Minntac) and Keewatin (Keetac), Minnesota with annual iron ore pellet production capability of 22.4 million tons. During 2013, 2012 and 2011, these operations produced 21.7 million, 21.4 million and 21.1 million tons of iron ore pellets, respectively.

U. S. Steel has a 14.7 percent ownership interest in Hibbing Taconite Company (Hibbing), which is based in Hibbing, Minnesota. Hibbing’s rated annual production capability is 9.1 million tons of iron ore pellets, of which our share is about 1.3 million tons, reflecting our ownership interest. Our share of 2013, 2012, and 2011 production was 1.3 million, 1.4 million and 1.2 million tons, respectively.

U. S. Steel has a 15 percent ownership interest in Tilden Mining Company (Tilden), which is based in Ishpeming, Michigan. Tilden’s rated annual production capability is 8.7 million tons of iron ore pellets, of which our share is about 1.3 million tons, reflecting our ownership interest. Our share of 2013, 2012, and 2011 production was 1.2 million, 1.5 million and 1.4 million tons, respectively.

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

U. S. Steel and Kobe Steel, Ltd. of Japan participate in a 50-50 joint venture, PRO-TEC Coating Company (PRO-TEC). PRO-TEC owns and operates two hot dip galvanizing lines and the CAL in Leipsic, Ohio, which primarily serve the automotive industry. PRO-TEC’s annual production capability is approximately 1.7 million tons. U. S. Steel supplies PRO-TEC with all of its requirements of cold-rolled sheets and markets all of its products. PRO-TEC constructed and financed the CAL that began operations during the first quarter of 2013. The CAL produces high strength, lightweight steels that are an integral component in automotive manufacturing as vehicle emission and safety requirements become increasingly stringent.

U. S. Steel and Severstal North America, Inc. (Severstal) participate in Double Eagle Steel Coating Company (DESCO), a 50-50 joint venture that operates an electrogalvanizing facility located in Dearborn, Michigan. The facility coats sheet steel with free zinc or zinc alloy coatings, primarily for use in the automotive industry. DESCO processes steel supplied by each partner and each partner markets the steel it has processed by DESCO. DESCO’s annual production capability is approximately 870,000 tons. During the second quarter of 2013, U. S. Steel and Severstal decided to dissolve DESCO. The dissolution could take up to two years as the joint venture will continue to service customers during that period. We do not expect a significant financial impact as a result of the dissolution.

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

Chrome Deposit Corporation (CDC), a 50-50 joint venture between U. S. Steel and Court Holdings, reconditions finishing work rolls, which require grinding, chrome plating and/or texturing. The rolls are used on rolling mills to provide superior finishes on steel sheets. CDC has seven locations across the United States, with all locations near major steel plants.

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

Tubular

Tubular manufactures seamless and welded OCTG, standard pipe, line pipe and mechanical tubing.

Seamless products are produced at a facility located at Fairfield Works in Fairfield, Alabama, and at two facilities located in Lorain, Ohio. The Fairfield plant has annual production capability of 750,000 tons and is supplied with steel rounds from Flat-rolled’s Fairfield Works. The Fairfield plant has the capability to produce outer diameter (O.D.) sizes from 4.5 to 9.875 inches and has quench and temper, hydrotester, threading and coupling and inspection capabilities. The Lorain facilities have combined annual production capability of 780,000 tons and consume steel rounds supplied by Fairfield Works and external sources. Lorain #3 facility has the capability to produce O.D. sizes from 10.125 to 26 inches and has quench and temper, hydrotester, cutoff and inspection capabilities. Lorain #4 facility has the capability to produce O.D. sizes from 1.9 to 4.5 inches and has quench and temper, hydrotester, threading and coupling and inspection capabilities for OCTG casing and uses Tubular Processing in Houston for oil field production tubing finishing. In August of 2011, Lorain Tubular Operations commissioned its new #6 Mill quench and temper line, which is able to heat treat O.D. sizes from 2.375 to 7.625 inches, and also installed a complete high speed finishing facility and premium connection threading line.

Lone Star Tubular, located in Lone Star, Texas, manufactures welded OCTG, standard pipe, line pipe and mechanical tubing products. Lone Star Tubular #1 facility has the capability to produce O.D. sizes from 7 to 16 inches. Lone Star Tubular #2 facility has the capability to produce O.D. sizes from 1.088 to 7.15 inches. Both facilities have quench and temper, hydrotester, threading and coupling and inspection capabilities. Bellville Tubular Operations, in Bellville, Texas, manufactures welded tubular products primarily for OCTG with the capability to produce O.D. sizes from 2.375 to 4.5 inches and uses Tubular Processing in Houston for oil field production tubing finishing. Lone Star Tubular and Bellville Tubular Operations have combined annual production capability of 1.0 million tons and consume hot rolled bands from Flat-rolled’s facilities.

Welded products are also produced at a facility located in McKeesport, Pennsylvania. McKeesport Tubular Operations has annual production capability of 315,000 tons and consumes hot-rolled bands from Flat-rolled locations. This facility has the capability to produce, hydrotest, cut to length and inspect O.D. sizes from 8.625 to 20 inches.

Wheeling Machine Products manufactures couplings used to connect individual sections of oilfield casing and tubing. It produces sizes ranging from 2.375 to 20 inches at two locations: Pine Bluff, Arkansas, and Hughes Springs, Texas.

Tubular Processing, located in Houston, Texas, provides quench and temper and end-finishing services for oilfield production tubing. Offshore Operations, also located in Houston, Texas, provides threading, inspection, accessories and storage services to the OCTG market.

In December 2012, U. S. Steel and Butch Gilliam Enterprises LLC formed a new joint venture, Patriot Premium Threading Services located in Midland, Texas, which provides oil country threading, accessory threading, repair services and rig site services to exploration and production companies located principally in the Permian Basin.

U. S. Steel also has a 50 percent ownership interest in Apolo Tubulars S.A. (Apolo), a Brazilian supplier of welded casing, tubing, line pipe and other tubular products. Apolo’s annual production capability is approximately 150,000 tons.

U. S. Steel, POSCO and SeAH Steel Corporation, a Korean manufacturer of tubular products, participate in United Spiral Pipe LLC which owns and operates a spiral weld pipe manufacturing facility in Pittsburg, California with annual production capability of 300,000 tons. Its diameter size range is 24 to 60 inches. U. S. Steel and POSCO each hold a 35-percent ownership interest in the joint venture, with the remaining 30-percent ownership interest held by SeAH. During the fourth quarter of 2013, executive management gave the approval to begin to develop a strategy to terminate the Company's interest in United Spiral Pipe.

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

Other Businesses

U. S. Steel’s Other Businesses include railroad services and real estate operations.

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

The amounts of such raw materials needed to produce a ton of steel will fluctuate based upon the specifications of the final steel products, the quality of raw materials and, to a lesser extent, differences among steel producing equipment. In broad terms, U. S. Steel estimates that it consumes about 1.4 tons of coal to produce one ton of coke and that it consumes approximately 0.4 tons of coke, 0.3 tons of steel scrap (40 percent of which is internally generated) and 1.3 tons of iron ore pellets to produce one ton of raw steel. At normal operating levels, we also consume approximately 6 mmbtu’s of natural gas per ton produced. While we believe that these estimates are useful for planning purposes, substantial variations occur. They are presented in order to give a general sense of raw material and energy consumption related to steel production.

Carbon Strategy

Our carbon strategy in North America is to achieve the lowest cost fuel rate to produce hot metal in our blast furnaces. We have made investments in new facilities at our Clairton Plant and Gary Works to become self-sufficient in coke and to eliminate the need to purchase merchant market coke. We have aggressively worked to adjust our coal blends that feed our coke batteries in order to use lower cost coals. We also have increased the natural gas injection capabilities on our blast furnaces to utilize the abundant supply of competitively priced natural gas to reduce costs. This strategy has improved our flexibility to use the lowest cost combination of coke, injection coal, and natural gas in our blast furnaces to achieve low cost fuel rates.

Iron Ore
Iron Ore Production(a)

(a) Includes our share of production from Hibbing and Tilden.

The iron ore facilities at Minntac and Keetac contain an estimated 933 million short tons of recoverable reserves and our share of recoverable reserves at the Hibbing and Tilden joint ventures is 53 million short tons. Recoverable reserves are defined as the tons of product that can be used internally or delivered to a customer after considering mining and beneficiation or preparation losses. Minntac and Keetac’s annual capability and our share of annual capability for the Hibbing and Tilden joint ventures total approximately 25 million tons. Through our wholly owned operations and our share of joint ventures, we have adequate iron ore pellet production to cover a significant portion of our North American needs. Over the longer term, we are considering business strategies to leverage our significant iron ore position in the United States. We are considering an expansion of our iron ore pellet operations at our Keetac facility which would increase our production capability by approximately 3.6 million tons. The total cost of this project as currently conceived is broadly estimated to be approximately $820 million. Final permitting for the expansion was completed in December 2011. An extension to the construction air permit was granted during November 2013 that extends the permit until September 2014. Smaller projects are also being considered at Minntac and Keetac that could increase production in future years.

We sold a portion of our iron ore pellets in 2013 and 2012. Depending on our production requirements, inventory levels and other factors we may sell additional pellets in the future. Certain of our iron ore production facilities were temporarily idled due to the economic recession which resulted in lower production in 2009. One of our long-term contracts for the purchase of iron ore pellets expired in 2013. As of December 31, 2013, we have one remaining long-term contract for the purchase of iron ore pellets that expires in December 2014.

Substantially all of USSE’s iron ore requirements are purchased from outside sources, primarily Russian and Ukrainian mining companies. However, in 2013 and prior years, USSE has also received iron ore from U. S. Steel’s iron ore facilities in North America. We believe that supplies of iron ore, adequate to meet USSE’s needs, are available at competitive market prices.

Coking Coal

All of U. S. Steel’s coal requirements for our cokemaking facilities are purchased from outside sources. U. S. Steel has entered into multi-year contracts for a portion of Flat-rolled’s coking coal requirements. Prices for these North American contracts for 2014 are set at what we believe are competitive market prices. Prices in subsequent years will be negotiated in accordance with contractual provisions on an annual basis at prevailing market prices or have fixed prices for a set time frame.

Prices for European contracts are negotiated at defined intervals (usually quarterly) with regional suppliers.

We believe that supplies of coking coal adequate to meet our needs are available from outside sources at competitive market prices. The main source of coking coal for North American Flat-rolled Products is the United States; and sources for USSE include Poland, the Czech Republic, the United States, Russia and Ukraine.

Coke

In North America, the Flat-rolled segment operates cokemaking facilities at the Clairton Plant of Mon Valley Works, Gary Works, Granite City Works, Hamilton Works and Lake Erie Works. At our Granite City Works, we have a 15 year coke supply agreement with Gateway, which began in 2009. In Europe, the USSE segment operates cokemaking facilities at USSK. Blast furnace injection of coal, natural gas and self-generated coke oven gas is also used to reduce coke usage. The low coke production in 2009 was a result of the temporary idling of cokemaking facilities at the Clairton Plant, Granite City Works, Hamilton Works and Lake Erie Works for part of the year as well as the permanent shut down of three coke batteries at the Clairton Plant. In 2010, we restarted the facilities that were idled in 2009, resulting in an increase in coke production. In fourth quarter of 2013, we shut down two coke batteries at the Gary Works location. We have taken a number of steps to ensure long-term access to high quality coke for our blast furnaces as further described in “Item I. Business - Capital Projects and Other Investments.”

With Flat-rolled’s cokemaking facilities and the Gateway long-term supply agreement, it has the capability to be self-sufficient with respect to its annual coke requirements at normal operating levels. Coke is purchased from, sold to, or swapped with suppliers and other end-users to adjust for production needs and reduce transportation costs.

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

We believe that adequate supplies to meet Flat-rolled’s needs are available at competitive market prices. We routinely execute fixed-price forward physical purchase contracts for natural gas to partially manage our exposure to natural gas price increases. During 2013, about 52 percent of our natural gas purchases in Flat-rolled were based on bids solicited on a monthly basis from various vendors; the remainder was made daily or with term agreements or with fixed-price forward physical purchase contracts.

We believe that adequate supplies to meet USSE’s needs are normally available at competitive market prices.

Both Flat-rolled and USSE use self-generated coke oven and blast furnace gas to reduce consumption of natural gas.

Industrial Gases

U. S. Steel purchases industrial gas under long-term contracts with various suppliers.

Commercial Sales of Product

U. S. Steel characterizes sales as contract sales if sold pursuant to an agreement with a defined volume and pricing and a duration of longer than three months, and as spot if sold without a defined volume and pricing agreement. In 2013, approximately 70 percent, 50 percent and 55 percent of sales by Flat-rolled, USSE and Tubular, respectively, were contract sales. Some contract pricing agreements include fixed price while others are adjusted periodically based upon published prices of steel products or cost components. U. S. Steel does not consider sales backlog to be a meaningful measure since volume commitments in most contracts are based on each customer’s specific periodic requirements.

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
USSK is subject to the environmental laws of Slovakia and the EU. A related law of the EU commonly known as Registration, Evaluation, Authorization and Restriction of Chemicals, Regulation 1907/2006 (REACH) requires the registration of certain substances that are produced in or imported into the EU. Although USSK is currently compliant with REACH, this regulation is becoming increasingly stringent. Slovakia is also currently considering a law implementing an EU Waste Framework Directive that would more strictly regulate waste disposal and increase fees for waste disposed of in landfills including privately owned landfills. The intent of the waste directive is to encourage recycling and because Slovakia has not adopted implementing legislation, we cannot estimate the full financial impact of this prospective legislation at this time.
The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BATs) to reduce environmental impacts as well as compliance with BAT associated emission levels. This directive includes operational requirements for air emissions, wastewater discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Producers will be required to be in compliance with the iron and steel BAT by March 8, 2016, unless specific extensions are granted by the Slovak environmental authority. We are currently evaluating the costs of complying with BAT, but our most recent broad estimate of likely capital expenditures is $200 million to $250 million over the 2014 to 2016 period. This amount has been reduced from prior estimates due to the exclusion of a project to upgrade our boilers at the power plant, which is discussed separately below, and because we now believe we can comply with certain of the BAT parameters without capital investments due to improved maintenance and operating practices. We are currently investigating the possibility of obtaining EU grants to fund a portion of these capital expenditures. We also believe there will be increased operating costs, such as increased energy and maintenance costs, but we are currently unable to reliably estimate them.
Due to other EU legislation, we will be required to make changes to the boilers at our steam and power generation plant in order to comply with stricter air emission limits. In January of 2014, the operation of USSK's boilers was approved by the EC as part of Slovakia's Transitional National Plan (TNP) for bringing all boilers in Slovakia into BAT compliance by no later than 2020. The TNP establishes parameters for determining the date by which specific boilers are required to reach compliance with the new air standards, which has been determined to be October 2017 for our boilers. This gives us the flexibility of delaying the completion of the project to upgrade our boilers to no later than that date, although we may choose to accelerate the implementation of this project in order to qualify for supplementary support payments as part of Slovakia's renewable energy program. This will result in a reduction in electricity costs once the project is completed. The current projected cost to reconstruct one existing boiler and build one new boiler to achieve compliance is broadly estimated at $150 million.
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
GHG Emissions Regulation
The current and potential regulation of GHG emissions remains a significant issue for the steel industry, particularly for integrated steel producers such as U. S. Steel. The regulation of GHGs such as CO2 emissions has either become law or is being considered by legislative bodies of many nations, including countries where we have operating facilities. In the United States, the EPA has published rules for regulating GHG emissions for certain facilities and has implemented various reporting requirements as further described below.
In Utility Air Regulatory Group v. EPA, No. 11-1037 (consolidating various challenges); and Texas v. EPA, No. 10-1425, the U.S. Court of Appeals for the District of Columbia issued an opinion essentially upholding the EPA’s authority to regulate GHGs. The court rejected challenges to the endangerment finding, giving the EPA authority to regulate GHGs under the CAA on the basis that they pose a risk to human health. The court also rejected arguments by petitioners to dismiss inclusion of GHG emissions under the tailpipe rule, giving the EPA the authority to regulate GHG emissions from mobile sources and triggering regulation for stationary sources. The court dismissed challenges to the timing and tailoring rules citing that it lacked jurisdiction to decide the case on its merits since none of the petitioners had legal standing to challenge the timing and tailoring rules. Finally, the court declined to decide challenges to other State Implementation Plan (SIP) related rules issued by the EPA regarding GHGs, stating that it also lacked jurisdiction over these SIP related rules. The rules are being challenged in different tribunals.
The EU has established GHG regulations for the EU member states, while in Canada, a regulatory framework for GHG emissions has been published, details of which are discussed below. International negotiations to supplement and eventually replace the 1997 Kyoto Protocol are ongoing.
Since 2009, in Canada, the federal government has committed to reducing the country's total GHG emissions by 17 percent from 2005 levels by 2020. The Ontario government has committed to its own GHG emission reduction targets for the province. This plan announced GHG emission reduction targets of six percent below 1990 levels by 2014, 15 percent below 1990 levels by 2020 and 80 percent below 1990 levels by 2050. Both the federal and Ontario governments are currently seeking input from stakeholders, including industry, on the development of GHG emission reduction programs and, in addition, have expressed an intent to update limits on other emissions affecting air quality, with proposed implementation of the new limits beginning in 2015 through 2020.

If federal or provincial GHG reduction legislation for the steel sector becomes law in Canada, it could have economic and operational consequences for U. S. Steel. At the present time, it is not possible to estimate the timing or impact of these or other future government actions on U. S. Steel.
The EPA has classified GHGs, such as CO2, as harmful gases. Under this premise, it has implemented a GHG emission monitoring and reporting requirement for all facilities emitting 25,000 metric tons or more per year of carbon dioxide, methane and nitrous oxide in CO2 equivalent quantities. In accordance with EPA GHG emissions reporting requirements, reports for the year 2012 were completed and submitted for all required facilities by the April 1, 2013 deadline. Consistent with prior year’s reporting, fourteen U. S. Steel facilities submitted reports including Gary Works, East Chicago Tin, Midwest Plant, Clairton Plant, Edgar Thomson Plant, Irvin Plant, Fairless Plant, Fairfield Sheet, Fairfield Tubular, Granite City Works, Great Lakes Works, Lorain Tubular, Minntac and Keetac. The Texas Operations is the only significant operation not required to report because its emissions were well below the 25,000 ton reporting threshold.
New requirements were adopted in 2011 related to monitoring and reporting of GHG emissions for vacuum degassing (decarburization), and methane emissions from on-site landfills. Facilities for which GHG emissions from decarburization were determined and reported included Gary Works, Great Lakes Works, and the Edgar Thomson Plant. Calculation of landfill methane emissions from U. S. Steel facilities were also completed this year. New provisions for incorporating electronic reporting of on-site landfill methane emissions were added in 2012 enabling those subject to the rule to report GHG emissions from on-site landfills starting in 2011.
In 2013, the EPA significantly expanded its reporting requirements to include inputs to the calculations that had previously been deferred. This meant that in addition to the 2012 reports, the 2010 and 2011 reports also had to be re-submitted for many of our facilities. New requirements were also imposed for the monitoring and reporting of GHG emissions from industrial landfills, including reporting specific categories and historical quantities of materials sent to our on-site landfills.
As with previous year’s reports, the EPA intends to make this information publicly available from all facilities.
Effective January 1, 2014, EPA revised the Global Warming Potentials (GWPs) of certain GHGs used in its monitoring and reporting program. The new GWPs agree with the most recent report by the Intergovernmental Panel on Climate Change. The revisions to the GWPs will change not only the amount of CO2 equivalent emissions reported but also potentially increase the number of facilities that are subject to the rule. As a result, some facilities that were exempted from reporting previously may now meet the 25,000 CO2 equivalent ton threshold and be required to report. U. S. Steel is currently determining what impact if any this would have on our own reporting requirements.
The EC has created an Emissions Trading System (ETS) and starting in 2013, the ETS began to employ centralized allocation, rather than national allocation plans, that are more stringent than the previous requirements. The ETS also includes a cap designed to achieve an overall reduction of GHGs for the ETS sectors of 21% in 2020 compared to 2005 emissions and auctioning as the basic principle for allocating emissions allowances, with some transitional free allocation provided on the basis of benchmarks for manufacturing industries under risk of carbon leakage. Manufacturing of sinter, coke oven products, basic iron and steel, ferro-alloys and cast iron tubes have all been recognized as exposing companies to a significant risk of carbon leakage, but the ETS is still expected to lead to additional costs for steel companies in Europe. The EU has imposed limitations under the ETS for the period 2013-2020 (Phase III) that are more stringent than those in NAP II, reducing the number of free allowances granted to companies to cover their CO2 emissions.
In September of 2013, the EC issued EU wide legislation further reducing the expected free allocation for Phase III by an average of approximately 12% for the Phase III period. The final allocation for the Phase III period that we received in January is approximately 48 million allowances. Based on 2013 emission intensity levels and projected future production levels and as a result of carryover allowances from the NAP II period, we do not currently expect to need to purchase credits until 2019 and currently estimate a shortfall of 14 million allowances for the Phase III period. However, due to a number of variable factors such as the future market value of allowances, future production levels and future emission intensity levels, we cannot reliably estimate the full cost of complying with the ETS regulations at this time.

During the year ended December 31, 2012, USSK entered into transactions to sell a portion of its emission allowances and recognized a gain of $10 million. USSK did not enter into any transactions to purchase, sell or swap CO2 emission allowances during 2013.

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

The principal impact of the MACT standards on U. S. Steel operations includes those that are specific to cokemaking, ironmaking, steelmaking and iron ore processing. In addition, in December 2012, the EPA reissued Boiler MACT regulations, which impose standards and limitations for fuels, including coke oven gas, used in boilers and process heaters and their resulting emissions at U. S. Steel facilities. On January 31, 2013, the Boiler MACT standards were finalized. U. S. Steel continues to evaluate the standards but can not estimate their impact at this time. Compliance with the Boiler MACT standards, with regards to fuel specifications or emission limits, is required within three years of the final published rule.

In September 2011, the EPA sent U. S. Steel’s integrated steel facilities Information Collection Requests for information regarding emissions from various iron and steel operations to be used in a new Iron and Steel MACT rule. The current or existing Iron and Steel MACT rule is subject to a legal challenge by the Sierra Club. In June 2010, the United States Court of Appeals for the District of Columbia Circuit granted the EPA’s motion for voluntary remand of the Iron and Steel MACT. As a result, while the existing standards are still in effect, the EPA anticipates promulgating new Iron and Steel MACT rules in response to the challenge by the Sierra Club. Because the EPA is currently reviewing industry information and data that it received pursuant to its information collection requests that would be used in determining the new standards, the anticipated impact of the new Iron and Steel MACT rules upon U. S. Steel cannot be estimated at this time. U. S. Steel continues to work with EPA on review and interpretation of the data collected.

U. S. Steel’s cokemaking facilities are subject to two categories of MACT standards. The first category applies to emissions from the pushing and quenching processes. The EPA was required to make a risk-based determination for pushing and quenching emissions, but is currently working on an Information Request to determine whether additional emissions reductions are necessary. The EPA expects to issue information collection requests in 2014 and anticipates a rule making in late 2015. Since the EPA has yet to publish or propose any residual risk standards for cokemaking facilities, the impact if any, on U. S. Steel cannot be estimated at this time. The second category of MACT standards pertaining to cokemaking facilities applies to emissions from charging, coke oven battery tops and coke oven doors. With regard to these standards, U. S. Steel chose to install more stringent controls than MACT standards require on some of its batteries, called Lowest Achievable Emissions Reductions (LAER). Such LAER batteries are not required to comply with certain residual risk standards until 2020. Because the scope of these anticipated changes are distant and relatively uncertain, the magnitude of the impact of these anticipated changes on U. S. Steel cannot be estimated at this time.

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

On May 21, 2012, the EPA published a final rule designating certain areas, including some where U. S. Steel operates, as nonattainment with the 2008 ozone standard of 0.075 parts per million. As a result, states with areas designated as nonattainment (e.g. Pennsylvania) will need to revise their SIPs in a manner that will demonstrate that the area will meet the ozone NAAQS by the statutory deadline. The statutory deadline to demonstrate attainment is dependent upon whether the nonattainment designation is marginal, moderate, serious, severe, or extreme. U. S. Steel has begun working with the affected states to determine what reductions in nitrogen dioxides and volatile organic compounds from its sources may be necessary and appropriate for the area to demonstrate attainment. Because we are early in the SIP development process with the affected states, the impacts to U. S. Steel are not estimable at this time.

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

Also in 2010, the EPA revised the primary sulfur dioxide standard by establishing a new 1-hour standard at a level of 75 parts per billion. In the rulemaking, the EPA also revoked the two previously existing primary standards of 140 parts per billion for 24-hour periods, and the annual standard of 30 parts per billion. On August 5, 2013, the EPA published final area designations, in which it designated some areas in which U. S. Steel operates as nonattainment with the 2010 sulfur dioxide NAAQS. The rule became effective October 4, 2013. U. S. Steel is working with states and regulatory authorities on developing SIPs that allow the states to demonstrate attainment with the standard by October 4, 2018. Because development of the SIPs is in the early stages, any impacts to U. S. Steel are not estimable at this time.

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

Remediation

A significant portion of U. S. Steel’s currently identified environmental remediation projects relate to the remediation of former and present operating locations. A number of these locations are no longer owned or operated by U. S. Steel and are subject to cost sharing and remediation provisions in the sales agreements. Projects include remediation of the former Geneva Works, the former Duluth Works, ground water issues at Gary Works and the closure of hazardous and non-hazardous waste landfills.

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

Employees

As of December 31, 2013, U. S. Steel had approximately 26,000 employees in North America and approximately 12,500 in Europe.

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

The 2012 Labor Agreements also provide for pension and other benefit adjustments for current and future retirees and modifications to the profit sharing plan beginning in 2013. See Note 16 to the Consolidated Financial Statements.

At USSC, the collective bargaining agreement with the USW covering employees at Lake Erie Works expires in September 2018. The collective bargaining agreement with the USW covering employees at Hamilton Works expires in October 2014. All of our North American collective bargaining agreements contain no-strike provisions which are applicable during the term of the respective agreement.

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

The global economic recession that began in 2008 resulted in significantly lower demand and decreased profitability across all of our segments and major markets. According to published sources, apparent steel consumption in the United States has shown slight improvement every year since 2009, and steel consumption in Canada had shown recovery every year until 2013, which saw a drop in consumption. For both countries, consumption remains below levels experienced in the period from 2003 to 2007, and neither country is expected to regain this level of steel consumption in 2014. In Europe, steel consumption has recovered at a slower pace and little, if any, improvement is forecasted for 2014.

While some of our end customer markets supplied by our Flat-rolled and USSE segments saw modest recoveries during 2011, 2012 and 2013, others, such as construction, remain depressed. Our tubular business is heavily dependent upon the level of oil and natural gas drilling activity in the United States. Lower natural gas prices in 2012 and 2013 led to reduced drilling for natural gas. Since our Flat-rolled segment supplies the majority of the substrate used by our Tubular segment, any decrease in Tubular demand also adversely affects our Flat-rolled segment. Our operating levels and prices may remain at depressed levels until demand increases.

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

Global steel capacity has continued to increase, with some published sources estimating that steel capacity in China alone is at or nearing one billion metric tons per year. Increasing levels of global steel capacity relative to demand could lead to increased pressure to export excess production, increasing competition within the steel industry and lowering steel prices worldwide.

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

Steel sheet imports to the United States accounted for an estimated 14 percent of the U.S. steel sheet market in 2013, 14 percent in 2012 and 13 percent in 2011. Imports of energy related tubular products to the United States remain at high levels and accounted for an estimated 49 percent of the U.S. tubular market in 2013, 52 percent in 2012 and 47 percent in 2011. Foreign competitors may have lower labor costs, and some are owned, controlled or subsidized by their governments, which allows their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions.

Imports of flat-rolled steel to Canada accounted for an estimated 36 percent of the Canadian market for flat-rolled steel products in 2013, 34 percent in 2012 and 35 percent in 2011.

Total imports of flat-rolled carbon steel products to the EU27 (the 27 countries currently comprising the EU) were 14 percent of the EU market in 2013, 13 percent in 2012 and 17 percent in 2011.

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

If demand is such that our blast furnaces are at full production capacity, we may become dependent upon outside purchased coke, especially if some of our existing coke facilities produce at less than capacity.

Environmental compliance and remediation could result in substantially increased capital requirements and operating costs.

Steel producers in the United States, along with their customers and suppliers, are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. Steel producers in Canada and the EU are also subject to similar laws. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Environmental laws and regulations, particularly the CAA, could result in substantially increased capital, operating and compliance costs.

International environmental requirements vary. While standards in the EU, Canada and Japan are generally comparable to U.S. standards, other nations, particularly China, have substantially lesser requirements that may give competitors in such nations a competitive advantage.

GHG policies could negatively affect our results of operations and cash flows.

The integrated steel process involves a series of chemical reactions involving carbon that create CO2. This distinguishes integrated steel producers from mini-mills and many other industries where CO2 generation is generally linked to energy usage. In the United States, the EPA has published rules for regulating GHG emissions for certain facilities and has implemented various reporting requirements. In a previous Congressional session, legislation regulating CO2 emissions was passed in the House of Representatives and introduced in the Senate. We do not know what action, if any, may be taken by the current or future sessions of Congress. The EU has established GHG regulations and Canada has published details of a regulatory framework for GHG emissions. For a discussion of these, see “PART I – Business – Environmental Matters.” We cannot predict the final requirements that may be adopted in the United States and Canada, or the form of future actions that may be taken by the EU; however, such actions could entail substantial costs for emission allowances, restriction of production and higher prices for coking coal, natural gas and electricity generated by carbon based systems. This could have a negative effect on results of our operations and cash flows. Since mini-mill production does not involve the same chemical reactions as integrated production, mini-mills may have a competitive advantage. Additionally, since China and many other developing nations have not instituted GHG regulations, and since past international agreements such as the Kyoto Protocol provided exemptions and lesser standards for developing nations, we may be at a competitive disadvantage with certain foreign steel producers. Many of our customers in the United States, Canada and Europe may experience similar impacts, which could result in decreased demand and lower prices for our products.

Risk Factors Concerning U. S. Steel Legacy Obligations

Our retiree health care and retiree life insurance plan costs, most of which are unfunded obligations, and our pension plan costs in North America are higher than those of many of our competitors. These plans create a competitive disadvantage and negatively affect our results of operations and cash flows.

We maintain retiree health care and life insurance and defined benefit pension plans covering many of our North American employees and former employees upon their retirement. As of December 31, 2013, approximately 136,000 current employees, retirees and beneficiaries are participating in the plans to receive pension and/or healthcare and life insurance benefits. At December 31, 2013, on an accounting basis, U. S. Steel’s retiree medical and life insurance plans were underfunded by $1.4 billion and our pension plans were underfunded by $1.1 billion.

Most of our employee benefits are subject to collective bargaining agreements and will be subject to future negotiations. About two thirds of our costs for the domestic USW participants’ retiree health benefits in the Company’s main domestic other benefit plan are limited to a per capita dollar maximum calculation based on 2006 base year actual costs incurred under the main U. S. Steel benefit plan for USW participants (cost cap). The Company should begin to realize the full benefit of the cost cap after 2015. If the cost cap was not in place, our accumulated postretirement benefit obligation for our other benefit plans could increase by $1.1 billion.

Minimum contributions to domestic qualified pension plans (other than contributions to the Steelworkers Pension Trust (SPT) described below) are regulated under the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act of 2006 (PPA). Minimum contributions to USSC pension plans are governed by an agreement entered into by Stelco Inc. (Stelco) and the Province of Ontario that U. S. Steel assumed in conjunction with the acquisition of Stelco (Agreement). The Agreement requires USSC to fund annually a C$70 million flat dollar contribution plus special contributions for cost of living adjustments (COLA) indexing and other amendments adopted since 2006 for the four main USSC pension plans through 2015. After this time, the minimum contribution requirements for USSC’s plans are subject to provincial rules for funding defined benefit plans which generally require the funding of solvency deficiencies over a five year period. This may require significantly more annual contributions than is currently required under the Agreement.

Assets held by the trusts for our pension plans and our trust for retiree health care and life insurance benefits are subject to the risks, uncertainties and variability of the financial markets. Additionally, certain corporate bond rates are utilized in determining the discount rate used to measure our pension and other benefit obligations for both U.S. GAAP and funding purposes. Companies which offer defined benefit pension plans such as U. S. Steel are exposed to interest rate risk. The Federal Reserve Board has continued to suppress interest rates in an attempt to stimulate the broader American economy, which has had the direct effect of lowering the bond rates used in the determination of the appropriate discount rate to measure U. S. Steel's pension liability. While interest rates on bonds have generally increased over the last twelve months, they remain well below levels seen before the 2009 recession which will have the effect of increasing U. S. Steel's pension liabilities and at the same time reducing fixed income asset returns.

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

U. S. Steel contributes domestically to a multiemployer defined benefit pension plan, the SPT, for USW-represented employees formerly employed by National Steel and represented employees hired after May 2003. We have legal requirements for future funding of this plan should the SPT become significantly underfunded or we decide to withdraw from the plan. Either of these scenarios may negatively impact our future cash flows. The 2012 Labor Agreements with the USW require a contribution rate of $2.65 per hour for most steelworker employees. Collectively bargained company contributions to the plan could increase as a result of future changes agreed to by the Company and the USW.

Domestic health care costs are expected to increase in future years due to the ever rising cost of medical products and services, which is attributable to medical and pharmacological advances as well as the increased cost of compliance with regulatory requirements. In addition, the overall impact of the Patient Protection and Affordable Care Act of 2010 on the costs of large employer medical plans remain uncertain and subject to change. These may adversely affect our results of operations and cash flow. Benefit obligations under our plans are not tied to operating rates or financial results; therefore, our costs do not change to reflect general economic conditions.

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

U. S. Steel is involved in numerous remediation projects at currently operating facilities, facilities that have been closed or sold to unrelated parties and other sites where material generated by U. S. Steel was deposited. In addition, there are numerous other former operating or disposal sites that could become the subject of remediation. For example, we recorded a charge of $32 million in 2013 related to the St. Louis Estuary and Upland project in Duluth, Minnesota.

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

We may be unable to obtain and renew permits necessary for our operations and planned projects such as those needed for our ore mining operations. We could also face permit and approval requirements that delay or otherwise adversely affect our operations and planned projects. Any such delays or failures could impact our steel production, cash flows, and profitability.

Before we can begin construction of new facilities, start mining or expand our mining operations into certain areas, we must obtain approval from the appropriate regulatory agencies. The requirements to meet the regulatory authorities’ standards may be costly and time-consuming and may delay planned capital projects or commencement of operations at our various production facilities.

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

In 2013, approximately 70 percent of U. S. Steel’s Flat-rolled segment sales in the United States are based on sales contracts with volume commitments and durations of at least one quarter, while lesser percentages of Tubular and USSE segment sales are made pursuant to such contracts. These contracts generally have a fixed price or a price that will fluctuate with changes in a defined index and do not always have firm volume commitments. During periods of rapid escalation of raw materials, energy and other costs, U. S. Steel may not be able to recover these cost increases from customers with existing fixed price agreements. Conversely, some purchase contracts require annual commitments, or we may elect to make multi-year commitments, and in periods of rapid decline, U. S. Steel may be faced with having agreed to purchase raw materials and energy at prices that are above the then current market price or in greater volumes than required. If steel prices decline, our profit margins on market-based indexed contracts and spot business will be reduced.

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

We face risks concerning innovation, new technologies, products and increasing customer requirements.

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

In addition, beginning on February 13, 2014 and extending until the repayment or conversion of the $322 million of 4.00% senior convertible notes, we must maintain minimum liquidity (as further defined in the Amended Credit Agreement) of at least $175 million. We have granted the lenders under the Amended Credit Agreement a secured position in our most liquid assets, which may be a detriment to other creditors.

We also have a Receivables Purchase Agreement (RPA) that provides liquidity depending on the amount of eligible domestic trade accounts receivables. Reductions in eligible accounts receivable would reduce the amount of receivables available for sale.

The Amended Credit Agreement, our Senior Convertible Notes issued in 2009 and our $2.6 billion of Senior Notes also contain covenants limiting our ability to create liens and engage in sale-leasebacks. Additionally, the repayment of amounts outstanding under the Amended Credit Agreement and repurchase of the Senior Convertible Notes and Senior Notes is required upon a change of control under specified circumstances, as well as other customary provisions. The Amended Credit Agreement, the Senior Convertible Notes and the RPA have provisions that certain defaults under a material debt obligation could cause a default under the Amended Credit Agreement or the Senior Convertible Notes or termination of the RPA. These terms may affect our liquidity, our ability to operate our business and may limit our ability to take advantage of potential business opportunities.

The €200 million revolving credit facility agreement (the Credit Agreement) contains certain USSK financial covenants (as further defined in the Credit Agreement), including maximum Leverage, maximum Net Debt to Tangible Net Worth, and minimum Interest Cover ratios. The covenants are measured semi-annually for the period covering the last twelve calendar months. USSK may not draw on the Credit Agreement if it does not comply with any of the financial covenants until the next measurement date. Failure to meet any of the financial covenants at any measurement date shall not be considered an event of default if at that measurement date, no loan was outstanding.

At December 31, 2013, in the event of a change in control of U. S. Steel, holders of U. S. Steel debt obligations totaling approximately $3.2 billion, which includes the Senior Notes and the Senior Convertible Notes, may require U. S. Steel to repurchase such obligations in whole or in part for cash at a price equal to 100 percent of the principal amount plus accrued and unpaid interest. In such an event, U. S. Steel may also be required to either repurchase the leased Fairfield caster for $39 million, or provide a letter of credit to secure the remaining obligation.

We face substantial debt maturities.

Over the next six years, we have $1.9 billion of debt maturing (see Note 14 to the Consolidated Financial Statements). We may not be able to refinance this debt or may be forced to do so on terms substantially less favorable to U. S. Steel than our currently outstanding debt. We may be forced to delay or not make capital expenditures, which may adversely affect our competitive position and financial results.

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

USSK, located in Slovakia and USSC, located in Canada, constitute 28 percent of our global raw steel production capability. Both of them are subject to economic conditions, including credit and capital market conditions, and political factors in the countries in which they are located, and USSK is subject to economic conditions and political factors associated with the EU and the euro currency. Changes in any of these economic conditions or political factors could negatively affect our results of operations, cash flows and liquidity. Political factors include, but are not limited to, taxation, nationalization, inflation, government instability, civil unrest, increased regulation and quotas, tariffs and other protectionist measures. An example of such a change is the increase of the Slovak corporate tax rate from 19% to 23% effective January 1, 2013, followed by a decrease to 22% effective January 1, 2014.

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

Faced with temporary or structural overcapacity in various markets, we may in the future seek to rationalize operations through asset sales, temporary shutdowns or closures of facilities. As is the case with our Canadian operations, we are permanently shutting down the iron and steelmaking facilities at the Hamilton Works which has resulted in a charge of $237 million in 2013. Future initiatives may lead to significant costs or charges.

We are subject to significant foreign currency risks, which could negatively impact our profitability and cash flows.

Our foreign operations accounted for approximately 25 percent of our net sales in 2013. The financial condition and results of operations of USSK and USSC are reported in various foreign currencies and then translated into U.S. dollars at the applicable exchange rates for inclusion in our financial statements. The appreciation of the U.S. dollar against these foreign currencies could have a negative impact on our consolidated results of operations.

In addition, international cash requirements have been and in the future may be funded by intercompany loans, creating intercompany monetary assets and liabilities in currencies other than the functional currencies of the entities involved, which can have a non-cash impact on income when they are remeasured at the end of each period.

If Slovakia or the EU abandons the euro, or if one or more members withdraw, the re-introduction of individual currencies would expose us to foreign exchange rate risks for each currency. Any future foreign acquisitions or expansions may increase such risks.

Financial regulatory frameworks introduced by American and EU regulators may limit our financial flexibility or increase our costs.

The Commodity Future Trading Commission’s Dodd Frank and the EU’s EMIR regulatory frameworks may limit our company’s ability to hedge interest rate, FX, or commodity pricing exposures, which could exposure us to increased economic risk. These frameworks may introduce additional compliance costs to corporations such as U. S. Steel. Some counterparties may cease hedging as a result of increased regulatory cost burdens, which in turn may reduce U. S. Steel’s ability to hedge its interest rate, FX, or commodity exposures. Legislative uncertainty exists regarding possible margin requirements and clearing practices that could economically impact U. S. Steel. If additional liquidity is required under regulatory frameworks to support new margin requirements, these concepts could reduce U. S. Steel’s liquidity available to invest in its core business operations.

The IRS could disallow all or part of a worthless stock loss and bad debt deduction taken in 2013.

U. S. Steel will make an election effective December 31, 2013 to liquidate for U.S income tax purposes a foreign subsidiary that holds most of the Company’s international operations. The tax liquidation will allow the Company to claim a worthless stock loss and bad debt deduction in its 2013 U.S. income tax return, resulting in a net income tax benefit in the fourth quarter of 2013 of $392 million. The worthless stock loss and bad debt deduction may be subject to audit and adjustment by the IRS, which could result in the reversal of all or part of the income tax benefit or an increase in the tax benefit. If the IRS rejects or reduces the amount of the income tax benefit related to the worthless stock loss and bad debt deduction, U. S. Steel may have to pay additional cash income taxes which could adversely affect our results from operations, financial condition and cash flows.

Our business requires substantial expenditures for debt service obligations, capital investments, operating leases and maintenance that we may be unable to fund.

With $3.6 billion of long-term debt outstanding as of December 31, 2013, we have significant debt service requirements.

Our operations are capital intensive. For the five-year period ended December 31, 2013, total capital expenditures were $3.2 billion. At December 31, 2013, our contractual commitments to acquire property, plant and equipment totaled $151 million and we were obligated to make aggregate lease payments of $300 million under operating leases.

In addition to capital expenditures and lease payments, we spend significant amounts for maintenance of our raw material, iron and steelmaking and steel-finishing facilities.

As of December 31, 2013, we had contingent obligations consisting of indemnity obligations under active surety bonds, trusts and letters of credit totaling approximately $166 million and contractual purchase commitments, including “take or pay” arrangements, totaling approximately $8.5 billion.

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

At USSC, the collective bargaining agreement with the USW covering employees at the Lake Erie Works and Hamilton Works expires in September 2018 and October 2014, respectively.

Many international competitors operate in jurisdictions where employees have significantly fewer rights, which may give an advantage to such competitors.

We are at risk of labor stoppages.

Our collective bargaining agreements covering most of our domestic employees expire September 1, 2015.

At USSC, the collective bargaining agreement with the USW covering employees at Lake Erie Works expires in September 2018. The collective bargaining agreement with the USW covering employees at Hamilton Works expires in October 2014.

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

We do not have a shareholder rights plan which may make it easier for a person or group to acquire a substantial position in U. S. Steel stock. Such person or group may have interests adverse to the interests of other stockholders.

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

Our information technology systems could be negatively affected by cyber security threats.

Increased global information technology security requirements, vulnerabilities, threats and a rise in sophisticated and targeted computer crime pose a risk to the security of our systems, networks and the confidentiality, availability and integrity of our data. Despite our efforts to protect sensitive information and confidential and personal data, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches. This could lead to disclosure, modification or destruction of proprietary and other key information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. We may face greater risks in this area than our competitors as we implement the ERP system because among other things, we must simultaneously protect both the ERP and legacy systems until the ERP project is complete.

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

Carnegie Way benefits may be limited and subject to change.

Our corporation recently initiated a shareholder value creation strategy: earn the right to grow, and drive and sustain profitable growth. Through a disciplined approach we now refer to as “The Carnegie Way,” we are working to strengthen our balance sheet, with more intense focus on cash flow, and have launched a series of initiatives that we believe will enable us to add value, get leaner faster, right-size, and improve our performance across our core business process capabilities, including commercial, supply chain, manufacturing, procurement, innovation, and operational and functional support. Business conditions, our ability to implement such initiatives, and factors beyond our control may limit the benefits associated with certain identified projects and limit the Carnegie Way's economic benefits.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The following tables list U. S. Steel’s main properties, their locations and their products and services:

North American Operations

Property	Location	Products and Services
Gary Works	Gary, Indiana	Slabs; Sheets; Tin mill; Strip mill plate; Coke
Midwest Plant	Portage, Indiana	Sheets; Tin mill
East Chicago Tin	East Chicago, Indiana	Sheets; Tin mill
Great Lakes Works	Ecorse and River Rouge, Michigan	Slabs; Sheets
Mon Valley Works
Irvin Plant	West Mifflin, Pennsylvania	Sheets
Edgar Thomson Plant	Braddock, Pennsylvania	Slabs
Fairless Plant	Fairless Hills, Pennsylvania	Galvanized sheets
Clairton Plant	Clairton, Pennsylvania	Coke
Granite City Works	Granite City, Illinois	Slabs; Sheets; Coke
Lake Erie Works	Nanticoke, Ontario, Canada	Slabs; Sheets; Coke
Hamilton Works	Hamilton, Ontario, Canada	Sheets; Coke
Fairfield Works	Fairfield, Alabama	Slabs; Rounds; Sheets; Seamless Tubular
USS-POSCO Industries(a)	Pittsburg, California	Sheets; Tin mill
PRO-TEC Coating Company(a)	Leipsic, Ohio	Galvanized and high strength annealed sheets
Double Eagle Steel Coating Company(a)	Dearborn, Michigan	Galvanized sheets
Double G Coatings Company, L.P.(a)	Jackson, Mississippi	Galvanized and Galvalume® sheets
Worthington Specialty Processing(a)	Jackson, Canton and Taylor, Michigan	Steel processing
Feralloy Processing Company(a)	Portage, Indiana	Steel processing
Chrome Deposit Corporation(a)	Various	Roll processing
Acero Prime, S.R.L. de C.V.(a)	San Luis Potosi, Ramos Arizpe, and Toluca, Mexico	Steel processing; warehousing; logistical services
Baycoat Limited Partnership(a)	Hamilton, Ontario, Canada	Steel processing
D.C. Chrome Limited(a)	Stony Creek, Ontario, Canada	Roll processing
Lorain Tubular Operations	Lorain, Ohio	Seamless Tubular
Lone Star Tubular	Lone Star, Texas	Welded Tubular
Bellville Tubular Operations	Bellville, Texas	Welded Tubular
McKeesport Tubular Operations	McKeesport, Pennsylvania	Welded Tubular
Wheeling Machine Products	Pine Bluff, Arkansas and Hughes Springs, Texas	Tubular couplings
Tubular Processing	Houston, Texas	Tubular processing
Offshore Operations	Houston, Texas	Tubular threading, inspection, accessories and storage services
Patriot Premium Threading Services(a)	Midland, Texas	Tubular threading, accessories and premium connections
United Spiral Pipe, LLC(a)	Pittsburg, California	Spiral Welded Tubular
Minntac Iron Ore Operations	Mt. Iron, Minnesota	Iron ore pellets
Keetac Iron Ore Operations	Keewatin, Minnesota	Iron ore pellets

(a)	Equity investee

North American Operations (Continued)

Property	Location	Products and Services
Hibbing Taconite Company(a)	Hibbing, Minnesota	Iron ore pellets
Tilden Mining Company(a)	Ishpeming, Michigan	Iron ore pellets
Transtar	Alabama, Indiana, Michigan, Ohio, Pennsylvania, Texas	Railroad operations
(a) Equity Investee

Other Operations

Property	Location	Products and Services
U. S. Steel Košice	Košice, Slovakia	Slabs; Sheets; Tin mill; Strip mill plate; Tubular; Coke; Radiators; Refractories
Apolo Tubulars S.A.(a)	Lorena, Sao Paulo, Brazil	Welded Tubular

(a)	Equity Investee

U. S. Steel and its predecessors (including Lone Star) have owned their properties for many years with no material adverse claims asserted. In the case of Great Lakes Works, Granite City Works, the Midwest Plant and Keetac iron ore operations, U. S. Steel or its subsidiaries are the beneficiaries of bankruptcy laws and orders providing that properties are held free and clear of past liabilities. In addition, U. S. Steel or its predecessors (including Stelco) obtained title insurance, local counsel opinions or similar protections when the major properties were initially acquired or since acquisition.

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

General Litigation

In a series of lawsuits filed in federal court in the Northern District of Illinois beginning September 12, 2008, individual direct or indirect buyers of steel products have asserted that eight steel manufacturers, including U. S. Steel, conspired in violation of antitrust laws to restrict the domestic production of raw steel and thereby to fix, raise, maintain or stabilize the price of steel products in the United States. The cases are filed as class actions and claim damages related to steel product purchases during the time period of April 1, 2005 to December 31, 2007. A hearing on class certification is expected during the first quarter of 2014. U. S. Steel is vigorously defending these lawsuits and does not believe that it is probable a liability regarding these matters has been incurred. We are unable to estimate a range of possible loss at this time.

Asbestos Litigation

At December 31, 2013, U. S. Steel was a defendant in approximately 720 active cases involving approximately 3,320 plaintiffs. As of December 31, 2012, U. S. Steel was a defendant in approximately 790 active cases involving approximately 3,330 plaintiffs. During 2013, settlements and dismissals resulted in the disposition of approximately 250 claims and U. S. Steel paid approximately $11 million in settlements. New filings added approximately 240 claims.

About 2,560, or approximately 77 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Most of the claims filed in 2013, 2012 and 2011 involve individual or small groups of claimants.
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
These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 270 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases where the plaintiffs can prove mesothelioma.
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

The following table shows activity with respect to asbestos litigation:

Year ended December 31,	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
2011	3,090	130	275	3,235	$8
2012	3,235	190	285	3,330	$15
2013	3,330	250	240	3,320	$11
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

Environmental Proceedings

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of December 31, 2013, under federal and state environmental laws. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

At December 31, 2013, U. S. Steel had been identified as a PRP at a total of 21 CERCLA sites where liability is not resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs will be less than $100,000 for 9 sites, between $100,000 and $1 million for 8 sites, between $1 million and $5 million for 3 sites and over $5 million for 1 site. The one site over $5 million is the former Duluth Works, which was listed by the Minnesota Pollution Control Agency (MPCA) under the Minnesota Environmental Response and Liability Act on its Permanent List of Priorities. The EPA has included the Duluth Works site with the St. Louis River Interlake Duluth Tar site on its National Priorities List. The Duluth Works cleanup has proceeded since 1989. U. S. Steel is finalizing two Feasibility Studies that include remedial measures to address contaminated sediments in the St. Louis River Estuary and several Upland Operable Units that could impact the Estuary if not addressed. Additionally, a Remedial Action Plan is being finalized to address the impacted areas on approximately 132 acres of upland property where a potential redevelopment opportunity has been identified. Additional study, investigation and oversight costs along with implementation of U. S. Steel's preferred remedial alternatives on the upland property and Estuary are currently estimated at $52 million.

In addition, there are 11 sites related to U. S. Steel where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but where sufficient information is not presently available to confirm the existence of liability or to make any judgment as to the amount thereof.

Other Remediation Activities

There are 35 additional sites where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. Based on currently available information, which is in many cases preliminary and incomplete, management believes that liability for cleanup and remediation costs in connection with 9 of these sites will be under $100,000 per site, another 19 sites have potential costs between $100,000 and $1 million per site, and 2 sites may involve remediation costs between $1 million and $5 million per site. As described below, costs for remediation, investigation, restoration or compensation are estimated to be in excess of $5 million per site at 2 sites. Potential costs associated with remediation at the remaining 3 sites are not presently determinable.

Gary Works

On March 4, 2010 the EPA notified U. S. Steel the requirements of the January 26, 1998 CWA consent decree in United States of America v. USX (Northern District of Indiana) had been satisfied. A joint motion to terminate the CWA consent decree was granted by the court on June 25, 2012, thereby terminating the consent decree in its entirety. As of December 31, 2013, project costs have amounted to $61 million. In 1998, U. S. Steel also entered into an additional consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel was obligated to perform, and has completed the ecological restoration in this section of the Grand Calumet River. U. S. Steel has also released the $1 million payment to the public trustee for ecological monitoring and received letters from the three trustees confirming completion of U. S. Steel's obligations. Although the financial requirements for the Natural Resource Damages Order have concluded, the order will remain open due to legal issues. In total, the accrued liability for the above projects based on the estimated remaining costs was approximately $587,000 at December 31, 2013.

At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal sites: D5, along with an adjacent solid waste disposal unit, Terminal Treatment Plant (TTP) Area; T2; and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. The Indiana Department of Environmental Management (IDEM) has approved the closure plans for all three sites. U. S. Steel continues technical discussions with IDEM on the conditions of the D2 approval. Closure is complete at D5, TTP and T2, with IDEM approval of the closure certification reports on February 1, 2012 (D5), April 3, 2012 (TTP) and November 1, 2012 (T2). As of December 31, 2013, the accrued liability for estimated costs to close these sites is approximately $16 million.

On October 23, 1998, EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a RCRA Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to the EPA. Through December 31, 2013, U. S. Steel had spent $51.4 million for corrective action studies, Vessel Slip Turning Basin interim measures and other corrective actions.

U. S. Steel has completed two proposed facility-wide Perimeter Groundwater Monitoring Program (Program) events for 2013 and is preparing a 2013 Annual Report which will include recommendations for continuing or modifying the monitoring Program in 2014. U. S. Steel also continues to conduct additional focused groundwater assessment work previously identified by the Program and approved by the EPA. U. S. Steel has also completed fieldwork associated with a Baseline Ecological Risk Assessment work plan for addressing sediments in the East Breakwall Area and is preparing a summary report of the investigative work in the East Breakwater Area for submittal to the EPA. In addition, U. S. Steel has received approval from the EPA and has initiated activities associated with an Interim Stabilization Measure to address certain components of the East Side Groundwater Solid Waste Management Area as required by the Order. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for projects is approximately $37 million as of December 31, 2013, based on the estimated remaining costs.

U. S. Steel started up the innovative technology of the Carbon Alloy Synthesis Product (CASP) C Module in November 2012. U. S. Steel has conducted limited compliance testing, consistent with the requirements of the permit for CASP, and as otherwise required by IDEM. Based upon this data, U. S. Steel has advised the IDEM U. S. Steel cannot certify that it is continuously meeting the applicable emission limits for CASP C Module. U. S. Steel is currently working with IDEM for resolution.

Mon Valley Works

On October 23, 2013, the Allegheny County Health Department (ACHD) issued a notice of violation (NOV) to U. S. Steel regarding emissions from its C Battery quench tower. In the NOV, ACHD alleges that based upon stack testing data, the sulfur compound emissions from the quench tower exceeded those authorized by the corresponding installation permit. In addition, U. S. Steel notified ACHD that it cannot continuously meet the sulfur compound emission limits from the pushing operations at C Battery; and that it cannot certify continuous compliance with permit requirements associated with charging emissions from C Battery. U. S. Steel continues to meet with ACHD to discuss resolution. Any impacts to U. S. Steel are not estimable at this time.

Midwest Plant

A former disposal area located on the east side of the Midwest Plant was designated a SWMU (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. U. S. Steel submitted a Closure Plan to IDEM recommending consolidation and “in-place” closure of the East Side SWMU. IDEM approved the Closure Plan in January 2010. Implementation of the Closure Plan began during the third quarter of 2010 and fieldwork was completed early in the second quarter of 2011. A full vegetative cover over the project area is in place and the Closure Completion Report was approved by IDEM on November 21, 2011. As of December 31, 2013, $4.4 million has been spent on the project. The remaining cost is estimated to be $71,000 for post construction monitoring work and was recorded as an accrued liability as of December 31, 2013.

Fairless Plant

In January 1992, U. S. Steel commenced negotiations with the EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform an RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. The cost to U. S. Steel to continue to maintain the interim measures, develop a Phase II/III RFI Work Plan and implement certain corrective measures is estimated to be $598,000. It is reasonably possible that additional costs of as much as $25 million to $40 million may be incurred at this site in combination with four other projects. See Note 24 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, the EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM) with the approval of the EPA assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. The Phase I RFI for waste disposed of at the Exum Materials Management Area was voluntarily implemented in October 2011 and completed in December 2011 with a final completion report submitted to ADEM in June 2012. A Phase II RFI for the Fairfield Facility property was completed in December 2012 and the completion report was submitted to ADEM in the third quarter of 2013. In total, the accrued liability for remaining work under the Corrective Action Program including the former Ensley facility was $271,000 at December 31, 2013, based on estimated remaining costs. It is reasonably possible that additional costs of as much as $25 million to $40 million may be incurred at this site in combination with four other projects. See Note 24 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (OEPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Area of Contamination was submitted in March 2012 and a revised Phase II workplan that addresses additional soil investigations, site wide groundwater and the pipe mill lagoon was submitted in July 2013 and is awaiting final approval by the OEPA. As of December 31, 2013, U. S. Steel has spent $831,000 on studies at this site. Costs to complete additional projects are estimated to be $409,000. It is reasonably possible that additional costs of as much as $25 million to $40 million may be incurred at this site in combination with four other projects. See Note 24 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Construction and start-up of a seep collection system at the D2 landfill was completed in late 2011. The system was required by OEPA as part of a revised Post-Closure Care Plan for the landfill. Based on subsequent system influent and effluent water quality data, additional seep water treatment will be necessary to meet future permit limits. A permit to install was submitted to, and approved by the OEPA during the fourth quarter of 2012. The equipment was intalled and the system began start-up tuning in December 2013. As of December 31, 2013, project costs have amounted to $1.9 million. The remaining cost of the project is expected to be $39,000 and was recorded as an accrued liability as of December 31, 2013.

Great Lakes Works

On February 13, 2007, Michigan Department of Environmental Quality (MDEQ) and U. S. Steel agreed to an Administrative Consent Order (Order) that resolves alleged violations of CWA National Pollutant Discharge Elimination System permits at the Great Lakes Works facility. As required by the Order, U. S. Steel has paid a civil penalty of $300,000 and has reimbursed MDEQ $50,000 in costs. The Order identified certain compliance actions to address the alleged violations. U. S. Steel has completed work on most of these compliance actions, and has initiated work on the others. As of December 31, 2013, $1.8 million has been spent on the project. In addition, $161,000 remains accrued for possible additional requirements.

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
On October 10, 2012, the MDEQ issued a violation notice alleging the No. 2 baghouse at the No. 2 BOP exceeded applicable emission limits based upon stack testing conducted earlier in 2012. On October 31, 2012, U. S. Steel responded to the notice indicating that corrective actions at the baghouse have been employed and stack tests conducted after the repairs were made to demonstrate the stack complies with emission limits. Discussions between U. S. Steel and MDEQ are on going pending a resolution of the matter. During negotiations for resolution, MDEQ has made a penalty demand of $123,000 regarding the failed stack tests at the No. 2 baghouse at the No. 2 BOP.

On April 26, 2013, the MDEQ issued a violation notice alleging the Selective Catalytic Reduction system on the Continuous Galvanizing Line was not operating properly on March 27, 2013. U. S. Steel responded to the violation notice on May 24, 2013. Discussions between U. S. Steel and MDEQ are ongoing pending a resolution of the matter.

Granite City Works
U. S. Steel received two NOVs, dated February 20, 2004 and March 25, 2004, for air violations at the coke batteries, the blast furnace and the steel shop at our Granite City Works facility. All of the issues have been resolved except for an issue relating to air emissions that occurs when coke is pushed out of the ovens, for which a compliance plan has been submitted to the Illinois Environmental Protection Agency (IEPA). On December 18, 2007, U. S. Steel and IEPA entered into a consent order (Order) (State of Illinois ex. rel. Lisa Madigan vs. United States Steel Corporation), which resolved the issues raised in the two NOVs. The Order required that U. S. Steel: (1) pay a penalty of $300,000, which U. S. Steel paid on January 10, 2008; (2) demonstrate compliance with Coke Oven Pushing Operations in accordance with the compliance schedule provided in the Order; (3) comply with the basic oxygen furnace (BOF) opacity emissions in accordance with the schedule provided in the Order; and (4) submit to the IEPA a revised permit application with the correct sulfur dioxide emission factors. In February 2011, U. S. Steel demonstrated compliance with the applicable requirements and in March 2011, U. S. Steel certified compliance with the applicable regulations. U. S. Steel continues to negotiate permit modifications to address the blast furnace gas sulfur dioxide emission factor as required by the Order.
On July 1, 2010, U. S. Steel entered into a Memorandum of Understanding (MOU) with the IEPA that requires Granite City Works to achieve reductions in emissions of particulate matter. U. S. Steel will evaluate and install appropriate controls to achieve this purpose. To complete the obligations pursuant to the MOU, U. S. Steel anticipates incurring expenditures of approximately $55 million to install additional pollution controls at the BOF. In July 2013, U. S. Steel commenced construction on the new baghouse.

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

Minnesota Ore Operations
On February 6, 2013, the EPA published a Federal Implementation Plan (FIP) that applies to taconite facilities in Minnesota. The FIP establishes and requires the use of low Nitrogen Oxide (NOx) burners on indurating furnaces as Best Available Retrofit Technology. While U. S. Steel has already installed low NOx burners on two furnaces at Minntac and is currently obligated to install low NOx burners on the three other furnaces at Minntac pursuant to existing agreements and permits, the rule would require the installation of low NOx burners on the one furnace at Keetac for which U. S. Steel did not have an otherwise existing obligation. U. S. Steel estimates the expenditures associated with the installation of low NOx burners of as much as $35 million to $45 million. On June 14, 2013, the Eighth Circuit Court of Appeals stayed the effectiveness of the FIP. EPA also published a final rule denying the approval of the Minnesota SIP, which did not require the installation of low NOx burners and determined the applicable Best Available Retrofit Technology on a case-by-case basis. U. S. Steel and other taconite facilities have petitioned EPA for reconsideration of the final rule denying the SIP; and have also petitioned the Eighth Circuit for judicial review of the final rule.
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

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality. As of December 31, 2013, U. S. Steel has spent $18.1 million to complete remediation on certain areas of the site. Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined that the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit. U. S. Steel has an accrued liability of $64 million as of December 31, 2013 for our estimated share of the remaining costs of remediation.

Duluth Works

The former U. S. Steel Duluth Works site was placed on the National Priorities List under CERCLA in 1983 and on the State of Minnesota’s Superfund list in 1984. Liability for environmental remediation at the site is governed by a Response Order by Consent executed with the MPCA in 1985 and a Record of Decision signed by MPCA in 1989. As of December 31, 2013, U. S. Steel has spent $22.4 million to complete remediation on certain areas of the site. Current activity at the site is focused on completing the feasibility study and remedial design of the two St. Louis River Estuary Operable Units (OUs) along with completing a feasibility study on several Upland OUs, as defined by the MPCA in the 2008 5-year review of this site. The expanded scope of this project was defined in the fourth quarter of 2013 and a $32 million charge was recorded to account for the additional costs associated with implementing U. S. Steel's preferred remedy. As of December 31, 2013, the accrued liability for this project totaled $52 million.

Municipal Industrial Disposal Company (MIDC)

MIDC was a licensed disposal facility where U. S. Steel disposed coal tar and other wastes. The site was mismanaged by the operator and subsequently on August 30, 2002, U. S. Steel entered into a COA with the Pennsylvania Department of Environmental Protection to address the environmental issues at the site. While U. S. Steel was not the only entity to use the facility, U. S. Steel is the single remaining viable company responsible for the cleanup. An engineered remedy for the three locations at the site requiring remediation was implemented in July 2011 and completed in December 2011. The final completion report was submitted to the agency in December 2012. As of December 31, 2013, U. S. Steel has spent $11.9 million related to the project. The remaining cost of the project is estimated to be $172,000 and was recorded as an accrued liability as of December 31, 2013.

USS-POSCO Industries (UPI)

At UPI, a joint venture between subsidiaries of U. S. Steel and POSCO, corrective measures have been implemented for the majority of the former SWMUs. Prior to the formation of UPI, U. S. Steel owned and operated the Pittsburg, California facility and retained responsibility for the existing environmental conditions. Seven SWMUs remain at the facility. Based on their constituents, six of these SWMUs have been combined into two groups of three, while one SWMU remains a single entity. Investigation of the single SWMU is complete and an engineered remedy was defined in the fourth quarter of 2013 and a $7 million charge was recorded to account for the costs associated with implementing U. S. Steel's preferred remedy. Investigation for the second SWMU group is also complete with recommendations, limited to future monitoring only, currently being discussed with the California Department of Toxic Substances Control (DTSC). Investigations continue for the remaining SWMU group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the DTSC. As of December 31, 2013, approximately $8 million remains for ongoing environmental studies, investigations and remedy implementation. It is reasonably possible that additional costs of as much as $25 million to $40 million may be incurred at this site in combination with four other projects at various locations. See Note 24 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

EPA Region V Federal Lawsuit
On August 1, 2012, the U.S. government, joined by the States of Illinois, Indiana and Michigan, filed a complaint (the Complaint) in the Northern District of Indiana alleging various CAA and State air regulatory violations that were to have allegedly occurred at Gary Works, Granite City Works, and Great Lakes Works, our three integrated iron and steel facilities located in the EPA’s Region V. The Complaint alleges that Gary Works failed to obtain the proper pre-construction permit for a routine reline of its Blast Furnace No. 4 in 1990, and that the three facilities failed to meet certain operational, maintenance, opacity, and recordkeeping requirements under the CAA and its implementing regulations. The Complaint requests relief in the form of statutory penalties for each violation and for injunctive relief. U. S. Steel believes that the claims asserted in the Complaint are not justified and are without statutory foundation. On September 21, 2012, U. S. Steel filed a Motion to Dismiss the U.S. government’s claims for relief regarding the 1990 reline of the Gary Blast Furnace No. 4 and filed an answer to the remaining allegations in the Complaint. On August 21, 2013, the district court issued an Opinion and Order, granting in part, and denying in part, the Motion to Dismiss. The court granted the Motion to Dismiss with respect to penalties such that the government is barred from seeking any civil penalties. However, the court denied our Motion to Dismiss with respect to injunctive relief. On September 6, 2013, U. S. Steel filed a Motion for Reconsideration to the district court with respect to its denial of the Motion to Dismiss regarding injunctive relief. On November 5, 2013, the Court heard oral arguments regarding U. S. Steel’s Motion for Reconsideration and to date, no ruling has been issued. In the interim, the parties are continuing with discovery. Fact discovery is being completed in three phases, consisting of one phase for each facility. The first phase of fact discovery, regarding Granite City Works, was completed on December 20, 2013. U. S. Steel will continue to vigorously defend against these claims. At this time, the potential outcome is not reasonably estimable.

Other

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a consent order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation was essentially completed in 2007 and U. S. Steel and SSB continue to work with KDHE to address the remaining issues. As such, the Consent Order was amended on May 3, 2013, to investigate potential contamination beyond the boundary of the former zinc smelting operation. At December 31, 2013, an accrual of $165,000 remains available for these outstanding issues.

On January 18, 2011, KDHE signed a Consent Agreement and Final Order (CAFO), which obligates U. S. Steel to prepare and implement a corrective action plan for two sites in Girard, Kansas. The sites are referred to as the Girard Zinc Works and the Cherokee Lanyon #2 site. The CAFO recognizes a single project incorporating the corrective action for both sites. An addendum to the May 2012 Final Corrective Action Completion Report summarizing completion of fieldwork was submitted to KDHE on March 18, 2013 and subsequently approved by KDHE on March 22, 2013. U. S. Steel is currently working with KDHE on developing a long term care agreement to address post closure items for the site. As of December 31, 2013, U. S. Steel has an accrued liability of approximately $69,000.

In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel’s allocated share is approximately 16 percent. The Remedial Action Plan for the site was approved by TCEQ in June 2009. Implementation of remedial measures was initiated in July 2010 and all fieldwork was completed in November 2011. On March 18, 2013, TCEQ approved the Response Action Completion Report. The accrued liability for U. S. Steel’s share to implement the post-closure monitoring program was $324,000 as of December 31, 2013.

In May 2010, MPCA notified Canadian National Railroad Company (CN) of apparent environmental impacts on their property adjacent to the former U. S. Steel Duluth Works. U. S. Steel subsequently obtained information indicating U. S. Steel’s connection to the site as well as reviewed a site investigation report that CN prepared and submitted to MPCA in August 2011. On December 6, 2011, U. S. Steel agreed to purchase the site and to take responsibility for addressing the identified environmental impacts. The property transaction was closed on June 26, 2012. As of December 31, 2013, U. S. Steel has an accrued liability of approximately $2 million.
The Canadian and Ontario governments have identified for remediation a sediment deposit, commonly referred to as Randle Reef, in Hamilton Harbor near USSC’s Hamilton Works, for which the regulatory agencies estimate expenditures with a net present value of approximately C$120 million (approximately $113 million). The national and provincial governments have each allocated C$40 million (approximately $38 million) for this project. Local sources, including industry, have also agreed to provide funding of C$40 million (approximately $38 million) for this project. USSC has committed to contribute approximately 11,000 tons of hot rolled steel and to fund C$2 million (approximately $2 million). The C$2 million (approximately $2 million) was contributed in 2013 and the steel contribution is expected to be made in 2014. As of December 31, 2013, the remaining contribution commitment is reflected on USSC's balance sheet as a current liability of approximately C$8 million (approximately $8 million).

U. S. Steel is identified as a PRP at the former Breslube-Penn operating site, an oil recycling and solvent recovery operation located in Coraopolis, PA. U. S. Steel’s allocated share of the cost among the participating PRPs is approximately 29 percent. A Record of Decision was issued by the EPA in August 2007 and a Remedial Design was preliminarily approved in 2011 and is still under review by the agencies. As of December 31, 2013, U. S. Steel has an accrued liability of approximately $2 million reflecting U. S. Steel’s share of the cost to implement remedial measures at the site.

Item 4. MINE SAFETY DISCLOSURE

The information concerning mine safety violations and other regulatory matters required by Section 150 of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of U. S. Steel and their ages as of February 1, 2014, are as follows:

Name	Age	Title	Executive Officer Since
George F. Babcoke	57	Senior Vice President – European Operations & Global Safety, President - USSK	March 1, 2008
Anthony R. Bridge	59	Vice President – Engineering and Technology	February 25, 2014
David L. Britten	53	Senior Vice President – Tubular Operations	June 10, 2013
Larry T. Brockway	54	Senior Vice President, Chief Risk Officer and Treasurer	August 1, 2011
David B. Burritt	58	Executive Vice President & Chief Financial Officer	September 1, 2013
Suzanne Rich Folsom	52	General Counsel and Senior Vice President - Governmental Affairs	January 27, 2014
Mario Longhi	59	President and Chief Executive Officer	July 2, 2012
Douglas R. Matthews	48	Senior Vice President – North American Flat-Rolled Operations	July 2, 2012
Susan M. Suver	54	Senior Vice President – Human Resources and Administration	November 1, 2007
Michael S. Williams	53	Senior Vice President – Strategic Planning & Business Development	July 2, 2012
Gregory A. Zovko	52	Vice President & Controller	April 1, 2009

All of the executive officers mentioned above have held responsible management or professional positions with U. S. Steel or our subsidiaries for more than the past five years, with the exception of Mr. Longhi, Mr. Burritt, Mr. Britten and Ms. Folsom. Prior to joining U. S. Steel, Mr. Longhi served as president from 2005 to 2006, and president and chief executive officer from 2006 to 2011, of Gerdau Ameristeel Corporation, a producer of long steel products. Prior to joining Gerdau Ameristeel Corporation, Mr. Longhi served in a variety of senior management positions with Alcoa Inc., a producer of aluminum products. Prior to joining U. S. Steel, Mr. Burritt served as chief financial officer and vice president of global finance and strategic services for Caterpillar Inc., a manufacturer of construction and mining equipment, diesel and natural gas engines, industrial gas turbines and diesel-electric locomotives, from 2004 to 2010. Prior to joining U. S. Steel, Mr. Britten served in various executive management positions with SSAB, a steel pipe and strip manufacturer, from 2008 to 2011. Prior to joining U. S. Steel, Ms. Folsom served as executive vice president, general counsel & chief compliance officer from 2011 - 2014 at ACADEMI LLC, a leading global innovative security solutions provider to the federal government and commercial clients. Prior to joining ACADEMI LLC, Ms. Folsom served as deputy general counsel and chief regulatory and compliance officer at the American Insurance Group (AIG) from 2008 - 2010.

Messrs. Longhi and Burritt will hold office until the annual election of executive officers by the Board of Directors following the next Annual Meeting of Stockholders, or until their earlier resignation, retirement or removal. Messrs. Babcoke, Bridge, Britten, Brockway, Matthews, Williams and Zovko and Mses. Folsom and Suver will hold office until their resignation, retirement or removal.

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

As of January 31, 2014, there were 16,779 registered holders of U. S. Steel common stock.

The Board of Directors intends to declare and pay dividends on U. S. Steel common stock based on the financial condition and results of operations of U. S. Steel, although it has no obligation under Delaware law or the U. S. Steel Certificate of Incorporation to do so. Dividends have been considered and declared by U. S. Steel on a quarterly basis. For all four quarters in 2013 and 2012, the dividend declared per share of U. S. Steel common stock was $0.05. Dividends on U. S. Steel common stock are limited to legally available funds.

Shareholder Return Performance

The graph below compares the yearly change in cumulative total shareholder return of our common stock with the cumulative total return of the Standard & Poor’s (S&P’s) 500 Stock Index and the S&P Steel Index.

Comparison of Cumulative Total Return
on $100 Invested in U.S. Steel Stock on December 31, 2008
vs
S&P 500 and S&P Steel Index

Recent Sales of Unregistered Securities

U. S. Steel had no sales of unregistered securities during the period covered by this report.

Item 6. SELECTED FINANCIAL DATA

Dollars in millions (except per share data)
	2013	2012	2011	2010	2009
Statement of Operations Data:
Net sales(a)	$17,424	$19,328	$19,884	$17,374	$11,048
(Loss) income from operations(b)	(1,900)	247	265	(111)	(1,684)
Net (loss) income attributable to United States Steel Corporation(b)	(1,672)	(124)	(53)	(482)	(1,401)
Per Common Share Data:
Net (loss) income attributable to United States Steel Corporation(c) – basic	$(11.56)	$(0.86)	$(0.37)	$(3.36)	$(10.42)
– diluted	(11.56)	(0.86)	(0.37)	(3.36)	(10.42)
Dividends per share declared and paid	0.20	0.20	0.20	0.20	0.45
Balance Sheet Data – December 31:
Total assets(d)	$13,143	$15,217	$16,073	$15,350	$15,422
Capitalization:
Debt(e)	$3,939	$3,938	$4,228	$3,733	$3,364
United States Steel Corporation stockholders’ equity	3,348	3,477	3,500	3,851	4,676
Total capitalization	$7,287	$7,415	$7,728	$7,584	$8,040

(a)
For discussion of changes between the years 2013, 2012 and 2011, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The increase in net sales from 2010 to 2011 resulted mainly from increased volume and price due to improving domestic economic and energy market conditions. The increase in net sales from 2009 to 2010 resulted mainly from increased shipments and higher average realized prices due to the improving economic conditions.

(b)
For discussion of changes between the years 2013, 2012 and 2011, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The improvement from 2010 to 2011 resulted mainly from increased volume and price due to improving domestic economic and energy market conditions partially offset by increased raw materials, facility repairs and maintenance and other operating costs. The increase from 2009 to 2010 mainly resulted from higher prices and shipments due to the improving economic conditions as well as operating efficiencies due to increased capability utilization and reduced energy costs. These increases were partially offset by higher raw materials costs as well as increased costs for facility repair and maintenance costs due to more extensive structural inspection and repair activities in 2010.

(c)	See Note 6 to the Consolidated Financial Statements for the basis of calculating earnings per share.

(d)	For discussion of changes between the years 2013 and 2012 see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(e)
For discussion of changes between the years 2013 and 2012 see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The decrease from 2011 to 2012 was mainly due to the redemption of our $300 million 5.65% Senior Notes due 2013. The increase from 2010 to 2011 was mainly due to outstanding borrowings of $380 million under our Receivables Purchase Agreement and outstanding borrowings under USSK’s unsecured revolving credit facilities. The increase from 2009 to 2010 was mainly due to the issuance of $600 million of 7.375% Senior Notes due April 1, 2020 and the issuance of $70 million of 6.75% Recovery Zone Facility Bonds with a maturity date of 2040 partially offset by the repayment of the outstanding borrowings under USSK’s unsecured revolving credit facilities.

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

Overview

According to the World Steel Association’s latest published statistics, U. S. Steel was the twelfth largest steel producer in the world in 2012. We believe we are currently the largest integrated steel producer headquartered in North America, one of the largest integrated flat-rolled producers in Central Europe and the largest tubular producer in North America. U. S. Steel has a broad and diverse mix of products and customers. U. S. Steel uses iron ore, coal, coke, steel scrap, zinc, tin and other metallic additions to produce a wide range of flat-rolled and tubular steel products, concentrating on value-added steel products for customers with demanding technical applications in the automotive, appliance, container, industrial machinery, construction and oil, gas and petrochemical industries. In addition to our facilities in the United States, U. S. Steel has significant operations in Canada through U. S. Steel Canada (USSC) and in Europe through U. S. Steel Košice (USSK), located in Slovakia. U. S. Steel’s financial results are primarily determined by the combined effects of shipment volume, selling prices, production costs and product mix. While the operating results of our various businesses are affected by a number of business-specific factors (see “Item 1. Business – Steel Industry Background and Competition”), the primary drivers for U. S. Steel are general economic conditions in North America, Europe and, to a lesser extent, other steel-consuming regions; the levels of worldwide steel production and consumption; pension and other benefits costs; and raw materials (iron ore, coal, coke, steel scrap, zinc, tin and other metallic additions) and energy (natural gas and electricity) costs.

U. S. Steel’s long-term success depends on our ability to earn a competitive return on capital employed by implementing our strategy to be a world leader in safety and environmental stewardship; to continue to increase our value-added product mix; to further expand our global business platform; to maintain a strong capital structure and liquidity position; to continue to improve our reliability and cost competitiveness; and to attract and retain a diverse and talented workforce. For a fuller description of our strategy, see “Item 1. Business – Business Strategy.” Some of the other key issues which are impacting the global steel industry, including U. S. Steel, are the level of unfunded pension and other benefits obligations; the degree of industry consolidation; the impact of production and consumption of steel in China and other developing countries; the expansion of production facilities inside the U. S.; and the levels of steel imports into the markets we serve.

2013 marked the start of the transformation of U. S. Steel as we execute on our shareholder value creation strategy: earn the right to grow, and drive and sustain profitable growth. Through a disciplined approach we now refer to as “The Carnegie Way,” we are working to strengthen our balance sheet, with more intense focus on cash flow, and have launched a series of initiatives that we believe will enable us to add value, get leaner faster, right-size, and improve our performance across our core business process capabilities, including commercial, supply chain, manufacturing, procurement, innovation, and operational and functional support. We are on a mission to define and create a sustainable competitive advantage with a relentless focus on economic profit, our customers, our cost structure and innovation.

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
The evaluation of goodwill impairment involves using either a qualitative or quantitative approach as outlined in ASC Topic 350. U. S. Steel completed its annual goodwill impairment evaluation using the two-step quantitative analysis during the third quarter of 2013 and determined that all of the goodwill within its Flat-rolled and Texas Operations reporting units was impaired. U. S. Steel’s Flat-rolled and Texas Operations reporting units had $969 million and $837 million of goodwill, respectively.
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

For purposes of the income approach, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate (DCF analysis). U. S. Steel made assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within U. S. Steel’s DCF analysis was based on its most recent operational budgets, long range strategic plans and other estimates including probability weighting of cash flow scenarios. A three percent perpetual growth rate was used to calculate the value of cash flows beyond the last projected period in U. S. Steel’s DCF analysis and reflects its best estimates for stable, perpetual growth of its reporting units. Actual results may differ from those assumed in U. S. Steel’s forecasts. U. S. Steel used estimates of market participant weighted average cost of capital as a basis for determining the discount rates applied to its reporting units’ future expected cash flows, adjusted for risks and uncertainties inherent in the steel industry and in its internally developed forecasts. A discount rate of 10 percent was used for both reporting units.
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
Intangible assets with indefinite lives are also subject to at least annual impairment testing, which compares the fair value of the intangible assets with their carrying amounts. U. S. Steel has determined that certain of its acquired intangible assets have indefinite useful lives. These assets are also reviewed for impairment annually in the third quarter and whenever events or circumstances indicate the carrying value may not be recoverable. U. S. Steel completed its evaluation of its indefinite lived water rights during the third quarter of 2013 and determined on the basis of qualitative factors, there was no indication of impairment.

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

Inventories –LIFO (last-in, first-out) is the predominant method of inventory costing for inventories in the United States and FIFO (first-in, first-out) is the predominant method used in Canada and Europe. The LIFO method of inventory costing was used on 59 percent and 56 percent of consolidated inventories at December 31, 2013 and 2012, respectively. Changes in U.S. GAAP rules or tax law, such as the elimination of the LIFO method of accounting for inventories, could negatively affect our profitability and cash flow.

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

U. S. Steel evaluates impairment of its equity method investments whenever circumstances indicate that a decline in value below carrying value is other than temporary. Under these circumstances, we would adjust the investment down to its estimated fair value, which then becomes its new carrying value. During the third quarter of 2013, U. S. Steel completed a review of its equity method investments and determined there were no impairments.

Pensions and Other Benefits – The recording of net periodic benefit costs for defined benefit pensions and other benefits is based on, among other things, assumptions of the expected annual return on plan assets, discount rate, mortality, escalation or other changes in retiree health care costs and plan participation levels. Changes in the assumptions or differences between actual and expected changes in the present value of liabilities or assets of

U. S. Steel’s plans could cause net periodic benefit costs to increase or decrease materially from year to year as discussed below.

U. S. Steel’s investment strategy for its U.S. pension and other benefits plan assets provides for a diversified mix of public equities, high quality bonds and selected smaller investments in private equities, investment trusts and partnerships, timber and mineral interests. For its U.S. Pension and Other Benefit plans, U. S. Steel has a target allocation for plan assets of 60 percent and 70 percent in equities, respectively, with the balance primarily invested in corporate bonds, Treasury bonds and government-backed mortgages. U. S. Steel believes that returns on equities over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds tend to offset some of the short-term volatility of stocks. Both equity and fixed-income investments are made across a broad range of industries and companies to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel will use a 7.75 percent assumed rate of return on assets for the development of net periodic cost for the main defined benefit pension plan and domestic other post-employment benefit (OPEB) plans in 2014. The 2014 assumed rate of return is the same as the rate of return used for 2013 domestic expense and was determined by taking into account the intended asset mix and some moderation of the historical premiums that fixed-income and equity investments have yielded above government bonds. Actual returns since the inception of the plans have exceeded this 7.75 percent rate and while recent annual returns have been volatile, it is U. S. Steel’s expectation that rates will achieve this level in future periods.

For USSC defined benefit pension plans, U. S. Steel’s investment strategy is similar to its strategy for U.S. plans, whereby the Company seeks a diversified mix of large and mid-cap equities, high quality corporate and government bonds and selected smaller investments with a target allocation for plan assets of 65 percent equities. U. S. Steel will use a 7.25 percent assumed rate of return on assets for the development of net periodic costs for the USSC defined benefit expense in 2014. This is lower than the U.S. pension plan assumption as subcategories within the asset mix are from a more limited investment universe and, as a result, have a lower expected return. The 2014 assumed rate of return is the same as the rate of return used for 2013 USSC expense.

The expected long-term rate of return on plan assets is applied to the market value of assets as of the beginning of the period less expected benefit payments and considering any planned contributions.

To determine the discount rate used to measure our pension and other benefit obligations, certain corporate bond rates are utilized for both U.S. GAAP and funding purposes. As a result of an increase in interest rates at December 31, 2013, as compared to December 31, 2012, U. S. Steel increased the discount rate used to measure both domestic pension and other benefits obligations to 4.5 percent from 3.75 percent. The discount rate reflects the current rate at which we estimate the pension and other benefits liabilities could be effectively settled at the measurement date. In setting the domestic rates, we utilize several AAA and AA corporate bond rates as an indication of interest rate movements and levels. For Canadian benefit plans, a discount rate was selected through a similar review process using Canadian bond rates and indices and at December 31, 2013, U. S. Steel increased the discount rate to 4.5 percent from 3.75 percent for its Canadian-based pension and other benefits.

Mortality assumptions for the U.S. defined benefit pension and other postretirement liabilities for formerly represented retirees is based on a custom table developed by an experience study performed in 2005. During 2013, the Company examined experience since 2005 and it was determined that the Company's mortality experience has improved. As a result of the study, the prior table now assumes mortality improvement of 7 years from the date of liability measurement for this population and our projected benefit obligations increased by approximately $350 million.

U. S. Steel reviews its own actual historical rate experience and expectations of future health care cost trends to determine the escalation of per capita health care costs under U. S. Steel’s benefit plans. About two thirds of our costs for the domestic United Steelworkers (USW) participants’ retiree health benefits in the Company’s main domestic benefit plan are limited to a per capita dollar maximum calculation based on 2006 base year actual costs incurred under the main U. S. Steel benefit plan for USW participants (cost cap). After 2015, the Company’s costs for a majority of USW retirees and their dependents are expected to remain fixed with the full application of the cost cap and as a result, the cost impact of health care escalation for the Company is projected to be limited for this group (See Note 16 to the Consolidated Financial Statements). For measurement of its domestic retiree medical plans where health care cost escalation is applicable, U. S. Steel has assumed an initial escalation rate of 7.0 percent for 2014. This rate is assumed to decrease gradually to an ultimate rate of 5.0 percent in 2018 and remain at that level thereafter. For measurement of its Canadian retiree medical plans, U. S. Steel has assumed an initial escalation rate of 6.0 percent for 2014. This rate is assumed to decrease gradually to an ultimate rate of 5.0 percent in 2018 and remain at that level thereafter.

Net periodic pension cost, including multiemployer plans, is expected to total approximately $330 million in 2014 compared to $396 million in 2013. The decrease in expected expense in 2014 is primarily due to the natural maturation of our pension plans, a higher market related value of assets and an increase in the discount rate, partially offset by the improvement in mortality. Total other benefits costs in 2014 are expected to be approximately $15 million, compared to $55 million in 2013. The decrease in expected expense in 2014 is primarily a result of favorable claims cost experience, a higher market related value of assets, and the natural maturation of the plan, partially offset by changes in mortality assumptions.

A sensitivity analysis of the projected incremental effect of a hypothetical one percentage point change in the significant assumptions used in the pension and other benefits calculations is provided in the following table:

	Hypothetical Rate Increase (Decrease)
(In millions)	1%	(1)%
Expected return on plan assets
Incremental (decrease) increase in:
Net periodic pension costs for 2014	$(100)	$100
Discount rate
Incremental (decrease) increase in:
Net periodic pension & other benefits costs for 2014	$(39)	$55
Pension & other benefits obligations at December 31, 2013	$(1,191)	$1,418
Health care cost escalation trend rates
Incremental increase (decrease) in:
Other postretirement benefit obligations	$191	$(161)
Service and interest costs components	$10	$(8)

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

Long-lived assets – U. S. Steel evaluates long-lived assets, primarily property, plant and equipment for impairment whenever changes in circumstances indicate that the carrying amounts of those productive assets exceed their projected undiscounted cash flows. We evaluate the impairment of long-lived assets at the asset group level. During the third quarter of 2013, U. S. Steel completed a review of its long-lived assets and determined that the assets were not impaired.

Taxes – U. S. Steel records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. A full valuation allowance was recorded for the net Canadian deferred tax asset primarily due to cumulative losses in Canada. Accordingly, losses in Canada do not generate a tax benefit for accounting purposes. If evidence changes and it becomes more likely than not that the Company will realize the Canadian deferred tax asset, the valuation allowance would be partially or fully reversed. Any reversal of this amount would result in a decrease to income tax expense. Likewise, should U. S. Steel determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the valuation allowance for deferred tax assets would be charged to income tax expense in the period such determination was made. U. S. Steel expects to generate future taxable income to realize the benefits of its net deferred tax assets other than for Canada.

In general, the amount of tax expense or benefit from continuing operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income. However, an exception to this rule applies when there is a loss from continuing operations and income from other categories. This exception requires that income from discontinued operations, extraordinary items, and items recorded directly in other comprehensive income be considered in determining the amount of tax benefit resulting from a loss in continuing operations. This exception affects the allocation of the tax provision among categories of income.

U. S. Steel makes no provision for deferred U.S. income taxes on undistributed foreign earnings because as of December 31, 2013, it remained management’s intention to continue to indefinitely reinvest such earnings in foreign operations, where appropriate. Undistributed foreign earnings and profits for U.S. income tax purposes, which includes intercompany interest, amounted to approximately $830 million at December 31, 2013 compared to $2.7 billion at the end of 2012. If such tax earnings and profits were not indefinitely reinvested, a U.S. deferred tax liability of approximately $280 million would have been required. This decrease in undistributed foreign earnings and profits for U.S. income tax purposes is mainly attributable to an election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations. See Note 8 to the Consolidated Financial Statements.

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

Environmental Remediation – In the United States, U. S. Steel has been notified that we are a potentially responsible party (PRP) at 21 sites under CERCLA as of December 31, 2013. In addition, there are 11 sites related to U. S. Steel where we have received information requests or other indications that we may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 35 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 24 to the Consolidated Financial Statements.
For discussion of relevant environmental items, see “Part I. Item 3. Legal Proceedings—Environmental Proceedings.”
At December 31, 2013, U. S. Steel recorded a net increase of $30 million to our accrued balance for environmental matters for U.S. and international facilities. The increase is primarily due to a $32 million environmental remediation charge in connection with the definition of the expanded scope of the St. Louis Estuary and Upland project. The total accrual for such liabilities at December 31, 2013 was $233 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in Note 17 to the Consolidated Financial Statements.
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

The Flat-rolled segment includes the operating results of U. S. Steel’s North American integrated steel plants and equity investees involved in the production of slabs, rounds, strip mill plates, sheets and tin mill products, as well as all iron ore and coke production facilities in the United States and Canada. These operations primarily serve North American customers in the service center, conversion, transportation (including automotive), construction, container, and appliance and electrical markets. Flat-rolled supplies steel rounds and hot-rolled bands to Tubular. On December 31, 2013, U. S. Steel permanently shut down its iron and steelmaking facilities at Hamilton Works.

Subsequent to December 31, 2013, Flat-rolled's annual raw steel production capability is 22.0 million tons. Prior to that date, Flat-rolled had annual raw steel production capability of 24.3 million tons. Raw steel production was 17.9 million tons in 2013, 19.1 million tons in 2012 and 18.6 million tons in 2011. Raw steel production averaged 74 percent of capability in 2013, 78 percent of capability in 2012 and 77 percent of capability in 2011.

The USSE segment includes the operating results of USSK, U. S. Steel’s integrated steel plant and coke production facilities in Slovakia. Prior to January 31, 2012, the USSE segment also included the operating results of USSS, U. S. Steel’s integrated steel plant and other facilities in Serbia, and an equity investee, which were sold on January 31, 2012 (see Note 4 to the Consolidated Financial Statements). USSE primarily serves customers in the European construction, service center, conversion, container, transportation (including automotive), appliance and electrical, and oil, gas and petrochemical markets. USSE produces and sells slabs, sheet, strip mill plate, tin mill products and spiral welded pipe, as well as heating radiators and refractory ceramic materials.

Subsequent to January 31, 2012, USSE’s annual raw steel production capability is 5.0 million tons. Prior to that date, USSE had annual raw steel production capability of 7.4 million tons. USSE’s raw steel production was 4.6 million tons in 2013, 4.5 million tons in 2012 and 5.6 million tons in 2011. USSE’s raw steel production averaged 92 percent of capability in 2013, 87 percent of capability in 2012 and 76 percent of capability in 2011.

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

All other U. S. Steel businesses not included in reportable segments are reflected in Other Businesses. These businesses include railroad services and real estate operations.

For further information, see Note 3 to the Consolidated Financial Statements.

Net Sales

Net Sales by Segment

(Dollars in millions, excluding intersegment sales)	2013	2012	2011
Flat-rolled	$11,572	$12,908	$12,367
USSE	2,941	2,949	4,306
Tubular	2,772	3,283	3,034
Total sales from reportable segments	17,285	19,140	19,707
Other Businesses	139	188	177
Net sales	$17,424	$19,328	$19,884

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments is set forth in the following tables:

Year Ended December 31, 2013 versus Year Ended December 31, 2012

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Other	Net Change
Flat-rolled	(7)%	(3)%	1%	—%	(1)%	(10)%
USSE	5%	(6)%	(2)%	3%	—%	—%
Tubular	(7)%	(10)%	1%	—%	—%	(16)%

(a)	Excludes intersegment sales

(b)	Foreign currency translation effects

The decrease in sales for the Flat-rolled segment primarily reflected lower shipments (decrease of 1.3 million net tons) primarily as a result of a labor dispute at the Lake Erie Works and lower average realized prices (decrease of $15 per net ton) as a result of downward pressure on spot market pricing. Sales for the European segment remained consistent as increased shipments (increase of 184 thousand net tons) were offset by lower average realized euro-based prices (decrease of €46 per net ton). The decrease in sales for the Tubular segment reflected lower average realized prices (decrease of $157 per net ton) and lower shipments (decrease of 129 thousand net tons) as a result of decreased drilling activity and continued high levels of imports for which a trade case is pending.

Year Ended December 31, 2012 versus Year Ended December 31, 2011

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Other	Net Change
Flat-rolled	4%	(2)%	—%	—%	2%	4%
USSE	(21)%	(4)%	(1)%	(6)%	—%	(32)%
Tubular	4%	4%	—%	—%	—%	8%

(a)	Excludes intersegment sales

(b)	Foreign currency translation effects

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

Operating Expenses

Union profit-sharing costs

	Year Ended December 31
(Dollars in millions)	2013	2012	2011
Allocated to segment results	$31	$53	$37

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

Pension and other benefits costs

Defined benefit and multiemployer pension plan costs totaled $396 million in 2013, $412 million in 2012 and $443 million during 2011. Plan costs in 2013 included $11 million of settlement and curtailment costs. Excluding these costs, the $27 million decrease in expense from 2012 to 2013, and the $31 million decrease in expense from 2011 to 2012 is primarily due to the natural maturation of our pension plans and a higher market related value of assets, partially offset by a decrease in the discount rate. U. S. Steel calculates its market-related value of assets such that investment gains or losses as compared to expected returns are recognized over a three-year period. To the extent that deferred gains and losses on plan assets are not yet reflected in this calculated value, the amounts do not impact expected asset returns or the net actuarial gains or losses subject to amortization within the net periodic pension expense calculation. (See Note 16 to the Consolidated Financial Statements.)

The pension stabilization legislation enacted in 2012 includes a revised interest rate formula used to measure defined benefit pension obligations for calculating minimum annual contributions. The new interest rate formula is expected to result in higher interest rates for minimum funding calculations compared to prior law over the next few years which will improve the funded status of our main defined benefit pension plan and reduce minimum required contributions. U. S. Steel made voluntary contributions to our main U.S. defined benefit plan of $140 million in 2013 and for several prior years. U. S. Steel will likely make voluntary contributions of similar amounts in future periods to mitigate potentially larger mandatory contributions in later years. Assuming future asset performance consistent with our expected long-term earnings rate assumption of 7.75 percent, we anticipate that the pension stabilization legislation interest rate changes will allow us to continue to make voluntary contributions of approximately $140 million per year through 2015 before we could be required to contribute more than that amount should the current low interest rate environment persist.

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

Costs related to defined contribution plans totaled $47 million during 2013, $42 million during 2012 and $37 million during 2011.

Other benefits costs, which are included in income from operations, totaled $55 million in 2013, $100 million in 2012 and $159 million in 2011. The decrease in expense from 2012 to 2013 is primarily due to benefit and plan design changes that resulted from the 2012 Labor Agreements. The decrease in expense from 2011 to 2012 is primarily a result of Medicare program changes.

For additional information on pensions and other benefits, see Note 16 to the Consolidated Financial Statements.

Selling, general and administrative expenses

Selling, general and administrative expenses were $610 million in 2013, $654 million in 2012 and $733 million in 2011. The decrease from 2012 to 2013 is primarily related to a decrease in pension and other benefits costs, as discussed above. The decrease from 2011 to 2012 is primarily related to the sale of USSS.

Depreciation, depletion and amortization

Depreciation, depletion and amortization expenses were $684 million in 2013, $661 million in 2012 and $681 million in 2011.

Restructuring and Other Charges
During the fourth quarter of 2013, the Company implemented certain headcount reductions and production facility closures related to our iron and steelmaking facilities at Hamilton Works in Canada, barge operations related to Warrior and Gulf Navigation (WGN) in Alabama and administrative headcount reductions at our Hamilton Works and Lake Erie Works also in Canada. We closed our iron and steelmaking facilities at Hamilton Works effective December 31, 2013.
Charges for restructuring and ongoing cost reduction initiatives are recorded in the period the Company commits to a restructuring or cost reduction plan or executes specific actions contemplated by the plan, and all criteria for liability recognition have been met.
Management continues to review all of the Company’s operations and production facilities to appropriately align its cost structure relative to prevailing economic and industry conditions. We closed our iron and steelmaking facilities at Hamilton Works to improve the performance of the Company’s Canadian operations. These operations have not been profitable in comparison to other steelmaking operations within the Company’s Flat-rolled reporting segment. Management will continue to evaluate all operations to ensure the Company's cost structure has been optimized in relation to the overall integrated production strategy.
Management believes its actions with regard to the Company’s Canadian operations will have a positive impact on the Company’s cash flows of approximately $40 million over the course of subsequent periods as a result of decreased payroll and benefits costs and other idle facility costs. Additionally, management does not believe there will be any significant impacts related to the Company’s revenues as a result of this restructuring.
Severance and accelerated depreciation charges recognized in the fourth quarter of 2013 related to the Canadian operations were approximately $16 million and $217 million, respectively. Charges recognized during the fourth quarter of 2013 associated with the closure of WGN barge operations were approximately $11 million, which included $6 million in exit costs and $5 million in accelerated depreciation. These costs are not included in the measure of segment performance for any of our reportable segments (see Note 3 to the Consolidated Financial Statements). There were no such similar charges in 2012 or 2011.
Funding for the charges are expected to be made from the Company’s continuing operations in fiscal 2014 and 2015.

The following table displays the activity and balances of the restructuring and other charges liability accounts for the year-end:

	Severance		Exit		Accelerated
(in millions)	Accrual		Costs		Depreciation

Balance at December 31, 2012	$—		$—		$—

Additional charges	16	(a)	6	(b)	222	(c)
Cash payments/utilization	—		—		(222)
Other adjustments and re-classes	—		—		—

Balance at December 31, 2013	$16		$6		$—

(a) Amount relates to charges recognized for severance benefits for approximately 180 employees terminated at Hamilton Works and Lake Erie Works and excludes associated pension curtailment charges of approximately $4 million (see Note 16 to the Consolidated Financial Statements).
(b) Amount relates to exits costs associated with the closure of the Warrior and Gulf Navigation Company.
(c) Accelerated depreciation charges are related to the closure of the iron and steelmaking facilities at Hamilton Works and assets related to WGN.

Income (Loss) from Operations(a)

	Year Ended December 31,
(Dollars in Millions)	2013	2012	2011
Flat-rolled	$105	$400	$469
USSE(b)	28	34	(162)
Tubular	190	366	316
Total income from reportable segments	323	800	623
Other Businesses	77	55	46
Reportable segments and Other Businesses income from operations	400	855	669
Postretirement benefit expenses(c)	(221)	(297)	(386)
Other items not allocated to segments:
Impairment of goodwill (Note 11)	(1,806)	—	—
Restructuring and other charges (Note 23)	(248)	—	—
Environmental remediation charge	(32)	—	(18)
Write-off of equity investment (Note 9)	(16)	—	—
Supplier contract dispute settlement	23	15	—
Net loss on the sale of assets (Note 4)	—	(310)	—
Labor agreement lump sum payments (Note 15)	—	(35)	—
Property tax settlements	—	19	—
Total (loss) income from operations	$(1,900)	$247	$265

(a)	See Note 3 to the Consolidated Financial Statements for reconciliations and other disclosures required by Accounting Standards Codification Topic 280.

(b)	Includes the results of USSS through the disposition date of January 31, 2012. See Note 4 to the Consolidated Financial Statements.

(c)
Consists of the net periodic benefit cost elements, other than service cost and amortization of prior service cost for active employees, associated with our pension, retiree health care and life insurance benefit plans.

Gross Margin by Segment
(USSE includes the results of USSS through the disposition date of January 31, 2012)

	Year Ended December 31,
	2013	2012	2011
Flat-rolled	7%	8%	9%
USSE	7%	8%	3%
Tubular	11%	15%	14%

Segment results for Flat-rolled

Average Realized Price Per Ton	Segment Income (Loss) from Operations(a)

(a) Amounts prior to 2011 have been restate to reflect a change in our segment allocation methodology for postretirement benefit expenses as disclosed in Note 3 to the Consolidated Financial Statements.

The Flat-rolled segment had income of $105 million for the year ended December 31, 2013 compared to income of $400 million for the year ended December 31, 2012. The decrease in Flat-rolled results for 2013 compared to 2012 resulted mainly from a decrease in average realized prices (approximately $405 million), decreased shipping volumes (approximately $105 million), increased energy costs, primarily due to higher natural gas costs (approximately $95 million), lower steel substrate sales to our Tubular segment (approximately $90 million), lower income from our joint ventures (approximately $70 million), idle facility costs associated with Lake Erie Works (approximately $45 million) and start-up costs associated with our Lake Erie Works (approximately $15 million). These changes were partially offset by lower raw material costs (approximately $385 million), decreased repairs and maintenance and other operating costs (approximately $100 million) and lower costs for employee profit sharing (approximately $45 million).

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

Segment results for USSE
(Includes the results of USSS through the disposition date of January 31, 2012)

The USSE segment had income of $28 million for the year ended December 31, 2013 compared to income of $34 million for the year ended December 31, 2012. The decrease in USSE results in 2013 compared to 2012 was primarily due to lower average realized prices (approximately $210 million) and increased repairs and maintenance and other operating costs (approximately $35 million), partially offset by decreased raw material costs (approximately $180 million), the weakening of the U.S. dollar versus the euro in 2013 compared to 2012 (approximately $20 million), the elimination of operating losses associated with our former Serbian operations subsequent to January 31, 2012 (which were approximately $20 million) and increased shipping volumes (approximately $20 million).

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

Segment results for Tubular

(a) Amounts prior to 2011 have been restate to reflect a change in our segment allocation methodology for postretirement benefit expenses as disclosed in Note 3 to the Consolidated Financial Statements.

The Tubular segment had income of $190 million for the year ended December 31, 2013 compared to income of $366 million for the year ended December 31, 2012. The decrease in Tubular results in 2013 as compared to 2012 resulted mainly from decreased average realized prices (approximately $240 million) and a decrease in shipping volumes (approximately $35 million). These decreases were partially offset by lower substrate costs (approximately $90 million), lower costs for employee profit sharing (approximately $5 million), and decreased repairs and maintenance and other operating costs (approximately $5 million).

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

Results for Other Businesses

Other Businesses had income of $77 million, $55 million and $46 million for 2013, 2012 and 2011, respectively. The increase from 2012 to 2013 includes a gain of approximately $30 million from a real estate sale.

Items not allocated to segments:

The decrease in postretirement benefit expense in 2013 as compared to 2012 and 2012 as compared to 2011 resulted from lower pension expense due to the natural maturation of the pension plans and lower retiree medical expense caused by a number of Medicare program changes.

We recorded a non-cash impairment of goodwill charge of approximately $1.8 billion related to the full write-off of goodwill related to our Flat-rolled and Texas Operations reporting units during 2013.

We recorded non-cash restructuring and other charges of $248 million during 2013 related primarily to accelerated depreciation and severance charges as a result of the shut down of the iron and steelmaking facilities at Hamilton Works.

We recorded a $32 million environmental remediation charge in 2013 in connection with the definition of the expanded scope of the St. Louis Estuary and Upland project. We recorded an $18 million environmental remediation charge in 2011 as a component of the Gary Works RCRA corrective action program was defined.

We recorded a non-cash charge during 2013 of $16 million to write-off our investment in United Spiral Pipe, LLC.

We recorded a $23 million and $15 million pretax favorable settlement in 2013 and 2012, respectively, related to a supplier contract dispute settlement.

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

Net Interest and Other Financial Costs

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Interest income	$(3)	$(7)	$(6)
Interest expense	266	214	190
Other financial costs	69	34	54
Net interest and other financial costs	$332	$241	$238
The increase in net interest and other financial costs from 2012 to 2013 is primarily due to an increase in interest expense associated with our $275 million 6.875% Senior Notes due 2021 and our $316 million 2.75% Senior Convertible Notes due 2019, which were issued to refinance $542 million of our 4% Senior Convertible Notes due in 2014, a charge of $22 million related to a guarantee of an unconsolidated equity investment and a decrease in capitalized interest.

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

Income Taxes

The income tax benefit for the year ended December 31, 2013 was $560 million compared to an income tax provision of $131 million in 2012 and $80 million in 2011. The tax benefit (provision) does not reflect any tax benefit for pretax losses in Canada and Serbia (USSS was sold on January 31, 2012), which are jurisdictions where we have, or had, recorded a full valuation allowance on deferred tax assets, and also does not reflect any tax provision or benefit for certain foreign currency remeasurement gains and losses that are not recognized in any tax jurisdiction. (See Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk for further details.)

U. S. Steel will make an election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations. The election will allow us to take a worthless stock loss and bad debt deduction in our 2013 U.S. income tax return for the excess of our investment in the subsidiary over the value of its assets. As a result, the Company recorded a tax benefit of $392 million in the fourth quarter, which includes a $22 million tax benefit which offsets taxes in the same amount charged against other comprehensive income for current year translation adjustments involving USSK. The tax benefit includes a $66 million reduction in U.S. income taxes payable for 2013, as well as a refund of $176 million expected in 2014 from the carryback of 2013 losses to prior years. The remaining $150 million benefit is expected to offset U.S. income taxes in future years. The election to liquidate the foreign subsidiary for U.S. income tax purposes will result in USSK's income being subject to U.S. income taxes, less any applicable credit for Slovak income taxes paid, effective December 31, 2013.

For 2013, there was essentially no tax benefit recorded on the $1.8 billion goodwill impairment charge. Included in the 2013 tax benefit is a favorable catch-up adjustment in the fourth quarter of $33 million primarily related to a decrease in forecasted income as well as a discrete tax benefit of $13 million to adjust state deferred taxes. In addition, the 2013 adjustment of prior years' federal income taxes included a charge of approximately $19 million recorded in the fourth quarter to adjust deferred taxes for prior years' differences between the financial statement carrying amounts of assets and liabilities and their tax bases for U.S. income tax purposes. For 2012, no significant tax benefit was recorded on the $399 million loss on the sale of USSS. Also included in the 2012 income tax provision is a tax benefit of $20 million relating to adjustments to tax reserves related to the conclusion of certain audits as well as a tax benefit of $26 million to adjust our estimated 2011 federal tax liability to our actual tax liability reflected in our tax return as filed.

The net domestic deferred tax asset was $88 million at December 31, 2013 compared to a net domestic deferred tax asset of $538 million at December 31, 2012. The decrease in the net domestic deferred tax asset from 2012 to 2013 was primarily due to the remeasurement of plans for pensions and other benefits (see Note 16 to the Consolidated Financial Statements). A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. We continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.

At December 31, 2013, the net foreign deferred tax asset was $59 million, net of established valuation allowances of $1,028 million. At December 31, 2012, the net foreign deferred tax asset was $57 million, net of established valuation allowances of $1,099 million. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro and the Canadian dollar. A full valuation allowance was recorded for the net Canadian deferred tax asset primarily due to cumulative losses in Canada. If evidence changes and it becomes more likely than not that the Company will realize the net Canadian deferred tax asset, the valuation allowance would be partially or fully reversed. Any reversal of this amount would result in a decrease to tax expense.

For further information on income taxes see Note 8 to the Consolidated Financial Statements.

Net loss attributable to U. S. Steel

Net loss attributable to U. S. Steel in 2013 was $1,672 million compared to $124 million and $53 million in 2012 and 2011, respectively. The changes primarily reflected the factors discussed above.

Financial Condition, Cash Flows and Liquidity

Financial Condition

Accounts receivable decreased by $105 million from December 31, 2012 as shipment volumes decreased in the fourth quarter of 2013 compared to the fourth quarter of 2012.

Inventories increased by $185 million from December 31, 2012 primarily due to an inventory build during the fourth quarter of 2013 as a result of planned maintenance projects and to position us to take advantage of future business opportunities as market improvements are expected.

Income tax receivable increased by $175 million from December 31, 2012 primarily due to a federal income tax refund of $176 million that we expect to receive in 2014 as a result of carrying back our 2013 net operating loss to prior years.

Property, plant and equipment decreased by $486 million from December 31, 2012 primarily as a result of the shut down of the iron and steelmaking facilities at Hamilton Works and depreciation in excess of capital expenditures.

Goodwill decreased by $1,818 million from year-end 2012 primarily due to an impairment charge recognized for our Flat-Rolled and Texas Operations reporting units in 2013. See further disclosure included in the Critical Accounting Estimates section.

Total deferred income tax benefits decreased by $3 million from December 31, 2012 primarily due to the annual valuation effects of employee related benefits mostly offset by the impact of the worthless stock loss and bad debt deduction. See Notes 8 and 16 to the Consolidated Financial Statements.

Other noncurrent assets decreased by $96 million from year-end 2012 primarily due to a reduction in restricted cash from the transfer of cash collateralized letters of credit to our Receivables Purchase Agreement and the use of proceeds from our environmental revenue bonds for capital expenditures.

Short-term debt and current maturities of long-term debt increased by $321 million from year-end 2012 primarily due to the reclassification of $322 million of 4.00% Senior Notes due May 2014 from long-term debt.

Long-term debt, less unamortized discount decreased by $320 million primarily due to the reclassification of $322 million of 4.00% Senior Convertible Notes due May 2014 from long-term debt to current maturities of long-term debt.

Employee benefits decreased by $2,352 million from December 31, 2012 primarily due to the increase in the discount rate, a strong return on plan assets and favorable claims cost experience, slightly offset by improvements in mortality for our formerly represented retirees.

Deferred income tax liabilities in 2013 resulted primarily from the annual valuation effects of employee related benefits and the impact of the worthless stock loss and bad debt deduction.

Cash Flows

Net cash provided by operating activities was $414 million in 2013 compared to $1,135 million in 2012 and $168 million in 2011. The decrease is primarily due to lower financial results, excluding a goodwill impairment charge of $1,806 million recognized in 2013 and a net loss of $296 million on the sale of assets in 2012 and changes in working capital period over period, partially offset by lower employee benefit payments as described below. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business. Our key working capital components include accounts receivable and inventory.

The accounts receivable and inventory turnover ratios for the years ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31,
	2013	2012
Accounts Receivable Turnover	8.6	9.3
Inventory Turnover	6.2	6.7

Net cash provided by operating activities for 2013, 2012 and 2011 reflects employee benefits payments as shown in the following table.

Employee Benefits Payments

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Voluntary contributions to main defined benefit pension plan(a)	$145	$140	$140
Required contributions to other defined benefit pension plans	82	94	90
Other employee benefits payments not funded by trusts	137	303	309
Contributions to trusts for retiree health care and life insurance(b)	10	76	—
Payments to a multiemployer pension plan	74	69	63
Pension related payments not funded by trusts(c)	30	25	24
Reductions in cash flows from operating activities	$478	$707	$626

(a)	Includes a contribution in 2013 related to the payment of Pension Benefit Guarantee Corporation (PBGC) fees.

(b)	Includes $75 million of contributions in 2012 to a restricted account within our trust for represented retiree health care and life insurance benefits as required by collective bargaining agreements.

(c)	Includes a one time payment of $5 million in 2012 related to fees paid by the Company on behalf of the main defined benefit pension plan.

Capital expenditures in 2013 were $477 million compared to $723 million in 2012 and $848 million in 2011.

2013 Capital Spending
Flat-rolled capital expenditures were $349 million and included spending for construction of carbon alloy facilities (coke substitute), a major rehabilitation of the No. 8 Blast Furnace at Gary Works, ongoing implementation of an enterprise resource planning (ERP) system and various other infrastructure and environmental projects. Tubular capital expenditures of $69 million related to an upgrade to the Lorain No. 4 Seamless Hot Mill, infrastructure, environmental and strategic capital projects. USSE capital expenditures of $40 million consisted of spending for infrastructure and environmental projects.

2012 Capital Spending
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

2011 Capital Spending
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

U. S. Steel’s contract commitments to acquire property, plant and equipment at December 31, 2013, totaled $151 million.

Capital expenditures for 2014 are expected to total approximately $650 million and remain focused largely on strategic, infrastructure and environmental projects. In recent years, we have completed or neared completion on several key projects of strategic importance. We have made significant progress to improve our coke self-sufficiency and reduce our reliance on purchased coke for the steelmaking process through the application of advanced technologies, upgrades to our existing coke facilities and increased use of natural gas and pulverized coal in our operations. We have completed the construction of a technologically and environmentally advanced battery at the Mon Valley Works’ Clairton Plant with a capacity of 960,000 tons per year. Initial start-up of the battery began in November 2012 and the battery has reached full production capacity. We have been constructing a two module carbon alloy facility at Gary Works, which utilizes an environmentally compliant, energy efficient and flexible production technology to produce a coke substitute product. The facility has a projected capacity of 500,000 tons per year when both modules are completed. Construction of the first module is complete, and we continue to focus on the optimization and reliability of operations of that module. We have temporarily suspended construction activities on the second module at this time based on current economic conditions, our coke requirements in North America and additional work on the first module.

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
Over the longer term, we are considering business strategies to leverage our significant iron ore position in the United States and to exploit opportunities related to the availability of reasonably priced natural gas as an alternative to coke in the iron reduction process to improve our cost competitiveness, while reducing our dependence on coal and coke. We are considering an expansion of our iron ore pellet operations at our Keewatin, MN (Keetac) facility which would increase our production capability by approximately 3.6 million tons thereby increasing our iron ore self-sufficiency. The total cost of this project as currently conceived is broadly estimated to be approximately $820 million. Final permitting for the expansion was completed in December 2011. An extension to the construction air permit was granted during November 2013 that extends the permit until September 2014. We are examining alternative iron and steelmaking technologies such as gas-based, direct-reduced iron (DRI) and electric arc furnace (EAF) steelmaking. We are currently in the permitting process for the installation of an EAF at our Fairfield Works in Alabama. We submitted air and water permit applications to the Jefferson County Department of Health and the Alabama Department of Environmental Management, respectively, in February 2014.
The DRI process requires iron pellets with a lower silica content than blast furnace pellets. We have verified that our iron ore reserves are suitable for direct reduced (DR) grade pellet production and are examining the capital and engineering design process requirements to produce DR grade pellets at our Minntac operations for use internally by the Company if we were to construct a DRI facility or for sale to external third parties with DRI facilities.
Our capital investments in the future may reflect such strategies, although we expect that iron and steel-making through the blast furnace and basic oxygen furnace manufacturing processes will remain our primary processing technology for the long term.

The foregoing statements regarding expected capital expenditures, capital projects, emissions reductions and expected benefits from the implementation of the ERP project are forward-looking statements. Factors that may affect our capital spending and the associated projects include: (i) levels of cash flow from operations; (ii) changes in tax laws; (iii) general economic conditions; (iv) steel industry conditions; (v) cost and availability of capital; (vi) receipt of necessary permits; (vii) unforeseen hazards such as contractor performance, material shortages, weather conditions, explosions or fires; (viii) our ability to implement these projects; and (ix) the requirements of applicable laws and regulations. There is also a risk that the completed projects will not produce at the expected levels and within the costs currently projected. Predictions regarding benefits resulting from the implementation of the ERP project are subject to uncertainties. Actual results could differ materially from those expressed in these forward-looking statements.

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

Restricted cash in 2013 reflects a reduction in the use of cash collateralized letters of credit, which were replaced with surety bonds or transferred to our Receivables Purchase Agreement, as well as the use of proceeds from our environmental revenue bonds due 2042. These proceeds are restricted for certain environmental capital projects at our Gary Works, our Clairton Plant and Granite City Works and become unrestricted as capital expenditures for these projects are made. At December 31, 2013, $43 million of this restricted cash remains. Restricted cash in 2012 primarily reflects the issuance of $94 million of 2042 Environmental Revenue Bonds, the proceeds of which were placed in escrow and restricted for certain capital projects at Gary Works, our Clairton Plant and Granite City Works. The proceeds become unrestricted as capital expenditures for these projects are made. Restricted cash in 2011 primarily relates to the receipt and use of the proceeds received from the issuance of $70 million of Recovery Zone Facility Bonds in 2010. The proceeds of which were placed in escrow and restricted for the heat treat and finishing facilities capital project at our Tubular operations in Lorain, Ohio. The proceeds became unrestricted as capital expenditures for this project were made. This project was completed in 2011.

Borrowings against revolving credit facilities in 2012 and 2011 reflect amounts drawn under USSK’s unsecured revolving credit facilities.

Repayments of revolving credit facilities in 2012 and 2011 reflect USSK’s repayment of the outstanding borrowings under its unsecured revolving credit facilities.

Receivables Purchase Agreement (payments) proceeds in 2012 and 2011 reflect activity under the Receivables Purchase Agreement.

Issuance of long-term debt, net of financing costs in 2013 reflects the issuance of $316 million of 2.75% Senior Convertible Notes due 2019 and $275 million of 6.875% Senior Notes due 2021. U. S. Steel received net proceeds of $575 million after fees related to the underwriting discounts and third party expenses. Issuance of long-term debt, net of financing costs in 2012 reflects the issuance of $400 million of 7.50% Senior Notes due 2022 and the issuance of $94 million 5.75% 2042 Environmental Revenue Bonds (ERBs). U. S. Steel received net proceeds of $392 million and $93 million, respectively after related discounts and other fees. Issuance of long-term debt, net of financing costs in 2011 reflects the issuance of $195 million of ERBs maturing from 2015 to 2029. See “Liquidity.”

Repayment of long-term debt in 2013 reflects the repurchase of $542 million aggregate principal amount of our 4.00% Senior Convertible Notes. Repayment of long-term debt in 2012 reflects the redemption of our $300 million 5.65% Senior Notes due 2013. Repayment of long-term debt in 2011 primarily reflects the refunding of $196 million of ERBs. See “Liquidity.”

For all four quarters in 2013, 2012 and 2011, dividends paid per share of U. S. Steel common stock was $0.05.

Liquidity

The following table summarizes U. S. Steel’s liquidity as of December 31, 2013:

(Dollars in millions)
Cash and cash equivalents	$604
Amount available under $875 Million Credit Facility	788
Amount available under Receivables Purchase Agreement	572
Amounts available under USSK credit facilities	314
Total estimated liquidity	$2,278

We ended 2013 with $604 million of cash and cash equivalents and total liquidity of $2.3 billion. As of December 31, 2013, $322 million of the total cash and cash equivalents was held by our foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations. See Note 8 to the Consolidated Financial Statements. Additionally, as part of our Carnegie Way initiative to remain competitive and drive world class growth we are implementing extended vendor payment terms to be better aligned with other large industrial companies and our peers in the metals and mining sector.
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

On August 17, 2012, U. S. Steel entered into loan agreements with several local authorities in connection with the issuance and sale of $94 million of Environmental Revenue Bonds due August 1, 2042. The proceeds from the sale, reflected as restricted cash in other noncurrent assets, were loaned to U. S. Steel to fund certain capital projects at our Gary Works, Clairton Plant and Granite City Works. The proceeds become unrestricted as capital expenditures for these projects are made. At December 31, 2013, $43 million of this restricted cash remained. The interest rate on the loans is 5.75 percent and interest is payable semi-annually on February 1st and August 1st of each year.

As of December 31, 2013, there were no amounts drawn under our $875 million credit facility agreement (Amended Credit Agreement) and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10% of the total aggregate commitments and $87.5 million. Based on the most recent four quarters as of December 31, 2013, we would not meet this covenant. If the value of inventory does not support the full amount of the facility or we remain unable to meet this covenant in the future, the full amount of this facility would not be available to the Company.

In addition, beginning on February 13, 2014 and extending until the repayment or conversion of the $322 million of 4.00% Senior Convertible Notes, we must maintain minimum liquidity (as further defined in the Amended Credit Agreement) of at least $175 million. The minimum liquidity must include at least $145 million of availability under the Amended Credit Agreement.

As of December 31, 2013, U. S. Steel has a Receivables Purchase Agreement (RPA) that provides liquidity and letters of credit depending upon the number of eligible domestic receivables generated by U. S. Steel. Domestic trade accounts receivables are sold, on a daily basis, without recourse, to U. S. Steel Receivables, LLC (USSR), a consolidated wholly owned special purpose entity used only for the securitization program. As U. S. Steel accesses this facility, USSR sells senior undivided interests in the receivables to a third-party and a third-party commercial paper conduit for cash, while maintaining a subordinated undivided interest in a portion of the receivables. The third-parties issue commercial paper to finance the purchase of their interest in the receivables and if any of them are unable to fund such purchases, two banks are committed to do so. U. S. Steel has agreed to continue servicing the sold receivables at market rates.

The RPA may be terminated on the occurrence and failure to cure certain events, including, among others, failure by U. S. Steel to make payments under our material debt obligations and any failure to maintain certain ratios related to the collectability of the receivables. The maximum amount of receivables eligible for sale is $625 million and the facility expires on July 18, 2014. At both December 31, 2013 and 2012, eligible accounts receivable supported $625 million of availability under the RPA. There were no receivables sold to third-parties under this facility at both December 31, 2013 and December 31, 2012. The subordinated retained interest at both December 31, 2013 and December 31, 2012 was $625 million with availability at December 31, 2013 of $572 million due to approximately $53 million of letters of credit outstanding.

At both December 31, 2013 and 2012, USSK had no borrowings under its €200 million (approximately $276 million and $264 million, respectively) unsecured revolving credit facility.

On July 15, 2013, USSK entered into a €200 million revolving credit facility agreement (Credit Agreement) that replaced USSK's €200 million credit facility that was scheduled to expire in August 2013. The Credit Agreement contains certain

USSK financial covenants (as further defined in the Credit Agreement) as well as other customary terms and conditions. The Credit Agreement expires in July 2016.
USSK has a €20 million (approximately $27 million at December 31, 2013) unsecured revolving credit facility that expires in December 2015.
On December 6, 2013, USSK entered into a €10 million (approximately $14 million at December 31, 2013) unsecured credit facility that expires in December 2016.
At December 31, 2013, USSK had no borrowings under its €20 million and €10 million unsecured credit facilities (collectively approximately $41 million) and the availability was approximately $38 million due to approximately $3 million of customs and other guarantees outstanding. At December 31, 2012, USSK had no borrowings under its €20 million credit facility (which approximated $26 million) and the availability was approximately $24 million due to approximately $2 million of customs and other guarantees outstanding.

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

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and collateral have a negative impact on liquidity. U. S. Steel has committed $166 million of liquidity sources for financial assurance purposes as of December 31, 2013. Increases in these commitments which use collateral are reflected in restricted cash on the Consolidated Statement of Cash Flows.

At December 31, 2013, in the event of a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $3,212 million as of December 31, 2013 (including the Senior Notes and Senior Convertible Notes) may be declared immediately due and payable; (b) the Amended Credit Agreement, the RPA and USSK’s €200 million revolving credit agreement may be terminated and any amounts outstanding declared immediately due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield slab caster for $39 million or provide a cash collateralized letter of credit to secure the remaining obligation.

U. S. Steel is the lessee of a slab caster at Fairfield Works in Alabama. In December 2012, U. S. Steel exercised an option to renew the lease for a nine year term and purchase the facility at the expiration of the renewal period in June 2022.

The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $29 million (which includes the recorded liability of $22 million noted below) at December 31, 2013. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.
During 2013, U. S. Steel recorded a pretax charge of $22 million to net interest and other financial costs to record a liability related to a guarantee of an unconsolidated equity investment for which payment by U. S. Steel is probable. The $22 million is the maximum amount U. S. Steel would be obligated to pay as the guarantor and represents the fair value of the obligation at December 31, 2013.

Additionally, in 2012, we made a $75 million contribution to a restricted account within our trust for represented retiree health care and life insurance benefits as required by collective bargaining agreements. The $75 million contribution to this restricted account that was due in December 2013 has been deferred until December 2016. U. S. Steel is also required to make $75 million contributions to that trust account in 2014 and 2015.

In conjunction with the acquisition of Stelco, now USSC, U. S. Steel assumed the pension plan funding agreement (Pension Agreement) that Stelco had entered into with the Superintendent of Financial Services of Ontario (the Province) on March 31, 2006 that covers USSC’s four main pension plans. The Pension Agreement requires minimum contributions of C$70 million (approximately C$67 million) per year in 2011 through 2015 plus additional annual contributions for benefit improvements, primarily related to union retiree indexing provisions. With the Hamilton Works and Lake Erie Works collective bargaining agreement settlements in 2011 and 2010, respectively, cost of living provisions are no longer provided through the pension plan covering former represented employees. The Pension Agreement remains in effect with its defined annual contributions as noted above until the earlier of full solvency funding for the four main plans or until December 31, 2015, when minimum funding requirements for the plans resume under the provincial pension legislation.

In its acquisition of Stelco on October 31, 2007, U. S. Steel assumed liability for a note issued to the Province of Ontario (Province Note). The face amount of the Province Note is C$150 million (approximately $141 million and $151 million at December 31, 2013 and 2012) and is payable on December 31, 2015. The Province Note is unsecured and is subject to a 75 percent discount if the solvency deficiencies in the four main USSC pension plans (see Note 14 to the Consolidated Financial Statements) are eliminated on or before the maturity date.

The following table summarizes U. S. Steel’s contractual obligations at December 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

(Dollars in millions)
				Payments Due by Period
Contractual Obligations	Total		2014	2015 through 2016		2017 through 2018		Beyond 2018
Long-term debt (including interest) and capital leases(a)	$6,046		$568	$715		$1,359		$3,404
Operating leases(b)	300		76	134		59		31
Contractual purchase commitments(c)	8,518		5,546	906		623		1,443
Capital commitments(d)	151		120	31		—		—
Environmental commitments(d)	233		17	—		—		216	(e)
Steelworkers Pension Trust	430	(f)	80	170	(f)	180	(f)	—	(f)
Pensions(g)	950		85	400		375		90
Other benefits	1,515	(h)	310	730		475		—	(h)
Unrecognized tax positions	63		—	—		—		63	(e)
Total contractual obligations	$18,206		$6,802	$3,086		$3,071		$5,247

(a)	See Note 14 to the Consolidated Financial Statements.

(b)	See Note 22 to the Consolidated Financial Statements. Amounts exclude subleases.

(c)
Reflects contractual purchase commitments under purchase orders and “take or pay” arrangements. “Take or pay” arrangements are primarily for purchases of gases and certain energy and utility services. Additionally, includes coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (See Note 24 to the Consolidated Financial Statements).

(d)	See Note 24 to the Consolidated Financial Statements.

(e)	Timing of potential cash flows is not reasonably determinable.

(f)
While it is difficult to make a prediction of cash requirements beyond the term of the 2012 Labor Agreements with the USW, which expire on September 1, 2015, projected amounts shown through 2018 assume that the current $2.65 contribution rate per hour will apply.

(g)
Amounts shown represent projected cash requirements for the USSC pension plans, related to a mandated schedule of fixed minimum payments of C$70 million (approximately $67 million) per year for the four main USSC pension plans that remains in effect until 2016. In 2016, minimum funding requirements under the Pension Benefits Act (PBA) will resume for the four main USSC plans. The amounts shown for 2016, 2017, 2018 and beyond are estimates for the minimum owed by all USSC plans under the PBA for the respective plan years. U.S. dollar equivalents of contributions are based on foreign exchange rates as of December 31, 2013. Projections for 2016, 2017, 2018 and beyond also include estimates of the minimum required contributions to the main domestic defined benefit pension plan which have been estimated assuming future asset performance consistent with our expected long-term earnings rate assumption and that the current low interest rate environment persists.

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

Contingent lease payments have been excluded from the above table. Contingent lease payments relate to operating lease agreements that include a floating rental charge, which is associated to a variable component. Future contingent lease payments are not determinable to any degree of certainty. U. S. Steel’s annual incurred contingent lease expense is disclosed in Note 22 to the Consolidated Financial Statements. Additionally, recorded liabilities related to deferred income taxes and other liabilities that may have an impact on liquidity and cash flow in future periods are excluded from the above table.

In November 2013, U. S. Steel’s Board of Directors (the Board) authorized voluntary contributions to U. S. Steel’s trusts for pensions and other benefits of up to $300 million through the end of 2015. U. S. Steel made voluntary contributions of $140 million to the main domestic defined benefit pension plan in 2013. U. S. Steel may make voluntary contributions of similar or greater amounts from the authorized funding in 2014 or later periods to the main defined benefit pension plan in the United States in order to mitigate potentially larger mandatory required contributions under the Pension Protection Act of 2006 in later years. In addition to the amounts included in the above table, U. S. Steel expects to make payments of $75 million to other pension plans not funded by trusts. The funded status of U. S. Steel’s pension plans is disclosed in Note 16 to the Consolidated Financial Statements.

The following table summarizes U. S. Steel’s commercial commitments at December 31, 2013, and the effect such commitments could have on our liquidity and cash flows in future periods.

(Dollars in millions)
		Scheduled Reductions by Period
Commercial Commitments	Total	2014	2015 through 2016	2017 through 2018	Beyond 2018
Standby letters of credit(a)	$19	$6	$1	$—	$12	(b)
Surety bonds(a)	66	—	—	—	66	(b)
Funded Trusts(a)	28	—	—	—	28	(b)
Total commercial commitments	$113	$6	$1	$—	$106

(a)	Reflects a commitment or guarantee for which future cash outflow is not considered likely.

(b)	Timing of potential cash outflows is not determinable.

Our major cash requirements in 2014 are expected to be for capital expenditures, employee benefits, debt service and operating costs, including purchases of raw materials. We ended 2013 with $604 million of cash and cash equivalents and $2.3 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.

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

Off-Balance Sheet Arrangements

U. S. Steel has invested in several joint ventures that are reported as equity investments. Several of these investments involved a transfer of assets in exchange for an equity interest. U. S. Steel has supply arrangements with several of these joint ventures. In some cases, a portion of the labor force used by the investees is provided by U. S. Steel, the cost of which is reimbursed; however, failing reimbursement, U. S. Steel is ultimately responsible for the cost of these employees. The terms of these arrangements were a result of negotiations in arms-length transactions with the other joint venture participants, who are not affiliates of U. S. Steel.

U. S. Steel’s other off-balance sheet arrangements include guarantees, indemnifications, unconditional purchase obligations, surety bonds, trusts and letters of credit disclosed in Note 24 to the Consolidated Financial Statements as well as operating leases disclosed in Note 22 to the Consolidated Financial Statements.

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
The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BATs) to reduce environmental impacts as well as compliance with BAT associated emission levels. This directive includes operational requirements for air emissions, wastewater discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Producers will be required to be in compliance with the iron and steel BAT by March 8, 2016, unless specific extensions are granted by the Slovak environmental authority. We are currently evaluating the costs of complying with BAT, but our most recent broad estimate of likely capital expenditures is $200 million to $250 million over the 2014 to 2016 period. This amount has been reduced from prior estimates due to the exclusion of a project to upgrade our boilers at the power plant, which is discussed separately below, and because we now believe we can comply with certain of the BAT parameters without capital investments due to improved maintenance and operating practices. We are currently investigating the possibility of obtaining EU grants to fund a portion of these capital expenditures. We also believe there will be increased operating costs, such as increased energy and maintenance costs, but we are currently unable to reliably estimate them.
Due to other EU legislation, we will be required to make changes to the boilers at our steam and power generation plant in order to comply with stricter air emission limits. In January of 2014, the operation of USSK's boilers was approved by the European Commission as part of Slovakia's Transitional National Plan (TNP) for bringing all boilers in Slovakia into BAT compliance no later than 2020. The TNP establishes parameters for determining the date by which specific boilers are required to reach compliance with the new air standards, which has been determined to be October 2017 for our boilers. This gives us the flexibility of delaying the completion of the project to upgrade our boilers to no later than that date, although we may choose to accelerate the implementation of this project in order to qualify for supplementary support payments as part of Slovakia's renewable energy program. This will result in a reduction in electricity costs once the project is completed. The current projected cost to reconstruct one existing boiler and build one new boiler to achieve compliance is broadly estimated at $150 million.

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

U. S. Steel’s environmental expenditures were as follows:

(Dollars in millions)
	2013	2012	2011
North America:
Capital	$51	$48	$73
Compliance
Operating & maintenance	322	347	350
Remediation(a)	56	34	35
Total North America	$429	$429	$458
USSE:
Capital	$13	$5	$27
Compliance
Operating & maintenance	16	14	19
Remediation(a)	9	7	10
Total USSE	$38	$26	$56
Total U. S. Steel	$467	$455	$514

(a)	These amounts include spending charged against remediation reserves, net of recoveries where permissible, but do not include non-cash provisions recorded for environmental remediation.

U. S. Steel’s environmental capital expenditures accounted for 13 percent of total capital expenditures in 2013, seven percent in 2012 and 12 percent in 2011.

Environmental compliance expenditures represented three percent of U. S. Steel's total costs and expenses in 2013 and two percent of U. S. Steel’s total costs and expenses in 2012 and 2011. Remediation spending during 2011 through 2013 was mainly related to remediation activities at former and present operating locations.

RCRA establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of storage tanks.

U. S. Steel is in the study phase of RCRA corrective action programs at our Fairless Plant and Lorain Tubular Operations. RCRA corrective action programs have also been initiated at Gary Works, Fairfield Works and USS-POSCO Industries. Until the studies are completed at these facilities, U. S. Steel is unable to estimate the total cost of remediation activities that will be required.

For discussion of other relevant environmental items see “Item 3. Legal Proceedings – Environmental Proceedings.”

The following table shows activity with respect to environmental remediation liabilities for the years ended December 31, 2013 and December 31, 2012. These amounts exclude liabilities related to asset retirement obligations accounted for in accordance with ASC Topic 410. See Note 17 to the Consolidated Financial Statements.

(Dollars in millions)	2013	2012
Beginning Balance	$203	$206
Plus: Additions	45	13
Less: Payments	(15)	(16)
Ending Balance	$233	$203

New or expanded environmental requirements, which could increase U. S. Steel’s environmental costs, may arise in the future. U. S. Steel intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information and existing laws and regulations as currently implemented, U. S. Steel does not anticipate that environmental compliance expenditures (including operating and maintenance and remediation) will materially increase in 2014. U. S. Steel’s environmental capital expenditures are expected to be approximately $149 million in 2014, $90 million of which is related to projects at USSE. U. S. Steel's environmental expenditures for 2014 for operating and maintenance and for remediation projects are expected to be approximately $300 million and $25 million, respectively of which approximately $15 million in each category is related to USSE. Predictions beyond 2014 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies to remediate sites, among other matters. Based upon currently identified projects, U. S. Steel anticipates that environmental capital expenditures will be approximately $112 million in 2015, including $83 million for USSE; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

Asbestos Litigation

As of December 31, 2013, U. S. Steel was a defendant in approximately 720 active asbestos cases involving approximately 3,320 plaintiffs. About 2,560, or approximately 77 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

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

General Litigation
In a series of lawsuits filed in federal court in the Northern District of Illinois beginning September 12, 2008, individual direct or indirect buyers of steel products have asserted that eight steel manufacturers, including U. S. Steel, conspired in violation of antitrust laws to restrict the domestic production of raw steel and thereby to fix, raise, maintain or stabilize the price of steel products in the United States.  The cases are filed as class actions and claim damages related to steel product purchases during the time period of April 1, 2005 to December 31, 2007. A hearing on class certification is expected during the first quarter of 2014.  U. S. Steel is vigorously defending these lawsuits and does not believe that it is probable a liability regarding these matters has been incurred. We are unable to estimate a range of possible loss at this time.

U. S. Steel is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 24 to the Consolidated Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Financial Statements. However, management believes that U. S. Steel will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to U. S. Steel.

The foregoing statements of belief are forward-looking statements. Predictions as to the outcome of pending litigation are subject to substantial uncertainties with respect to (among other things) factual and judicial determinations, and actual results could differ materially from those expressed in these forward-looking statements.

Outlook for First Quarter 2014

We are encouraged by our early progress on the Carnegie Way. We expect total reportable segment and Other Businesses income from operations to increase moderately compared to the fourth quarter.

We expect first quarter results for our Flat-rolled segment to increase primarily due to higher average realized prices and shipments as well as reduced repairs and maintenance costs. Average realized prices and shipments are expected to increase as a result of higher contract and spot market prices and improving end user demand after the fourth quarter holiday down time. Repairs and maintenance costs are projected to decrease as compared to the fourth quarter due to the completion of the projects at Gary Works and Fairfield Works. We will also have reduced idled facility costs after the shut down of the iron and steelmaking facilities at Hamilton Works. Raw materials costs, primarily for purchased scrap, are expected to increase. The extraordinary weather conditions have resulted in significantly higher natural gas costs in the first quarter, and we have experienced operating and logistical inefficiencies in both our Flat-rolled and Tubular segments.

We expect first quarter results for our European segment to be comparable to the fourth quarter as the benefits of increased average realized prices are offset by an increase in raw materials costs, primarily for iron ore, and other operating costs. Average realized prices are expected to increase compared to the fourth quarter due to a more favorable product mix while shipments are expected to remain comparable.

First quarter results for our Tubular segment are expected to decrease as the benefits of reduced operating costs and increased shipments are more than offset by a decrease in average realized prices and an increase in substrate costs. Average realized prices are projected to decrease primarily due to pricing pressures from continuing high import levels and increased domestic supply. Shipments are expected to increase as drilling activity begins to improve.

We expect cash provided by working capital to improve in the first quarter including an improvement as U. S. Steel extends vendor payment terms consistent with industry standards.
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

Foreign Currency Exchange Rate Risk

U. S. Steel, through USSE and USSC, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar, particularly the euro and the Canadian dollar. U. S. Steel historically has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. U. S. Steel has not elected to use hedge accounting for these contracts. Foreign currency derivative instruments have been marked-to-market and the resulting gains or losses recognized in the current period in net interest and other financial costs. At December 31, 2013 and December 31, 2012, U. S. Steel had open euro forward sales contracts for U.S. dollars (total notional value of approximately $320 million and $408 million, respectively). A 10 percent increase in the December 31, 2013 euro forward rates would result in a $33 million charge to income.

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

U. S. Steel held commodity contracts for natural gas forward buys placed for 2014 that qualified for the normal purchases and normal sales exemption with a total notional value of approximately $146 million at December 31, 2013. Total commodity contracts for natural gas forward buys placed for 2014 at December 31, 2013 represent approximately 31 percent of our expected North American natural gas requirements.

Interest Rate Risk

U. S. Steel is subject to the effects of interest rate fluctuations on certain of our non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in year-end 2013 and 2012 interest rates on the fair value of U. S. Steel’s non-derivative financial instruments is provided in the following table:

(Dollars in millions)
	2013		2012
Non-Derivative Financial Instruments(a)	Fair Value(b)	Increase in Fair Value(c)	Fair Value(b)	Increase in Fair Value(c)
Financial assets:
Investments and long-term receivables(d)	$63	$—	$39	$—
Financial liabilities:
Debt(e)(f)	$4,198	$127	$4,113	$128

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

(c)
Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10 percent decrease in interest rates at December 31, 2013 and 2012, on the fair value of U. S. Steel’s non-derivative financial instruments. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at December 31, 2013 and December 31, 2012.

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

February 25, 2014

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

Internal Control Over Financial Reporting

United States Steel Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of United States Steel Corporation’s management, including the chief executive officer and chief financial officer, United States Steel Corporation conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, United States Steel Corporation’s management concluded that United States Steel Corporation’s internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of United States Steel Corporation’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ MARIO LONGHI	/S/ DAVID B. BURRITT
Mario Longhi	David B. Burritt
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

/S/ GREGORY A. ZOVKO
Gregory A. Zovko
Vice President and Controller

Report of Independent Registered Public Accounting Firm

To the Stockholders of United States Steel Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of United States Steel Corporation and its subsidiaries (the Company) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report to Stockholders – Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 25, 2014

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2013	2012	2011
Net sales:
Net sales	$16,269	$18,025	$18,626
Net sales to related parties (Note 21)	1,155	1,303	1,258
Total	17,424	19,328	19,884
Operating expenses (income):
Cost of sales (excludes items shown below)	16,016	17,630	18,326
Selling, general and administrative expenses	610	654	733
Depreciation, depletion and amortization (Notes 10 and 11)	684	661	681
Income from investees	(40)	(144)	(85)
Impairment of goodwill (Note 11)	1,806	—	—
Restructuring and other charges (Note 23)	248	—	—
Net loss (gain) on disposals of assets (Note 4)	—	296	(25)
Other income, net	—	(16)	(11)
Total	19,324	19,081	19,619
(Loss) income from operations	(1,900)	247	265
Interest income	(3)	(7)	(6)
Interest expense (Note 5)	266	214	190
Other financial costs (Note 5)	69	34	54
Net interest and other financial costs	332	241	238
(Loss) income before income taxes and noncontrolling interests	(2,232)	6	27
Income tax (benefit) provision (Note 8)	(560)	131	80
Net loss	(1,672)	(125)	(53)
Less: Net loss attributable to noncontrolling interests	—	(1)	—
Net loss attributable to United States Steel Corporation	$(1,672)	$(124)	$(53)
Loss per common share (Note 6)
Net loss per share attributable to United States Steel Corporation shareholders:
— Basic	(11.56)	(0.86)	(0.37)
— Diluted	(11.56)	(0.86)	(0.37)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Net loss	$(1,672)	$(125)	$(53)
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	30	114	(44)
Changes in pension and other employee benefit accounts (a)	1,486	(15)	(255)
Total other comprehensive income (loss), net of tax	1,516	99	(299)
Comprehensive loss including noncontrolling interest	(156)	(26)	(352)
Comprehensive loss attributable to noncontrolling interest	—	(1)	—
Comprehensive loss attributable to United States Steel Corporation	$(156)	$(25)	$(352)
(a) Related income tax (provision) benefit:
Pension and other benefits adjustments	$(762)	$(74)	$52

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$604	$570
Receivables, less allowance of $53 and $55	1,818	1,862
Receivables from related parties (Note 21)	157	218
Inventories (Note 7)	2,688	2,503
Income tax receivable (Note 8)	185	10
Deferred income tax benefits (Note 8)	576	293
Other current assets	50	40
Total current assets	6,078	5,496
Investments and long-term receivables, less allowance of $3 for both periods (Note 9)	621	609
Property, plant and equipment, net (Note 10)	5,922	6,408
Intangibles — net (Note 11)	271	253
Goodwill (Note 11)	4	1,822
Deferred income tax benefits (Note 8)	16	302
Other noncurrent assets, less allowance of $7 and $0	231	327
Total assets	13,143	$15,217
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$1,681	$1,722
Accounts payable to related parties (Note 21)	73	78
Bank checks outstanding	—	15
Payroll and benefits payable	974	977
Accrued taxes (Note 8)	140	146
Accrued interest	54	50
Short-term debt and current maturities of long-term debt (Note 14)	323	2
Total current liabilities	3,245	2,990
Long-term debt, less unamortized discount (Note 14)	3,616	3,936
Employee benefits (Note 16)	2,064	4,416
Deferred income tax liabilities (Note 8)	445	—
Deferred credits and other noncurrent liabilities	424	397
Total liabilities	9,794	11,739
Contingencies and commitments (Note 24)
Stockholders’ Equity
Common stock issued — 150,925,911 shares issued (par value $1 per share, authorized 400,000,000 shares)	151	151
Treasury stock, at cost (6,245,666 shares and 6,643,553 shares)	(480)	(521)
Additional paid-in capital	3,667	3,652
Retained earnings	1,762	3,463
Accumulated other comprehensive loss	(1,752)	(3,268)
Total United States Steel Corporation stockholders’ equity	3,348	3,477
Noncontrolling interests	1	1
Total liabilities and stockholders’ equity	13,143	$15,217

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011
Increase (decrease) in cash and cash equivalents
Operating activities:
Net loss	$(1,672)	$(125)	$(53)
Adjustments to reconcile net cash (used in) provided by operating activities:
Depreciation, depletion and amortization (Notes 10 and 11)	684	661	681
Impairment of goodwill (Note 11)	1,806	—	—
Non-cash restructuring and other charges (Note 23)	248	—	—
Provision for doubtful accounts	5	(1)	3
Pensions and other postretirement benefits	(28)	(181)	(24)
Deferred income taxes (Note 8)	(359)	74	(68)
Net loss (gain) on disposal of assets (Note 4)	—	296	(25)
Currency remeasurement loss/(gain)	7	(15)	40
Distributions received, net of equity investees income	(27)	(45)	(52)
Changes in:
Current receivables	114	246	(424)
Inventories	(201)	192	(460)
Current accounts payable and accrued expenses	(61)	(103)	332
Income taxes receivable/payable	(187)	17	133
All other, net	85	119	85
Net cash provided by operating activities	414	1,135	168
Investing activities:
Capital expenditures	(477)	(723)	(848)
Acquisition of intangible assets (Note 11)	(12)	—	—
Disposal of assets	3	155	41
Change in restricted cash, net	100	(21)	35
Investments, net	(7)	(13)	(41)
Net cash used in investing activities	(393)	(602)	(813)
Financing activities:
Revolving credit facilities - borrowings	—	523	4,715
- repayments	—	(653)	(4,570)
(Payments on) proceeds from Receivables Purchase Agreement	—	(380)	380
Issuance of long-term debt, net of financing costs	575	485	193
Repayment of long-term debt	(542)	(319)	(216)
Receipts from exercise of stock options	—	—	3
Distributions from noncontrolling interests	—	—	1
Dividends paid	(29)	(29)	(29)
Net cash provided by (used in) financing activities	4	(373)	477
Effect of exchange rate changes on cash	9	2	(2)
Net increase (decrease) in cash and cash equivalents	34	162	(170)
Cash and cash equivalents at beginning of year	570	408	578
Cash and cash equivalents at end of year	$604	$570	$408
See Note 20 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Dollars in Millions			Shares in Thousands
	2013	2012	2011	2013	2012	2011
Common stock:
Balance at beginning of year	$151	$151	$151	150,926	150,926	150,926
Common stock issued	—	—	—	—	—	—
Balance at end of year	$151	$151	$151	150,926	150,926	150,926
Treasury stock:
Balance at beginning of year	$(521)	$(550)	$(580)	(6,644)	(6,922)	(7,252)
Common stock reissued for employee/non-employee director stock plans	41	29	30	398	278	330
Balance at end of year	$(480)	$(521)	$(550)	(6,246)	(6,644)	(6,922)
Additional paid-in capital:
Balance at beginning of year	$3,652	$3,650	$3,650
Issuance of conversion option in 2019 Senior Convertible Notes, net of tax	$31	$—	$—
Employee stock plans	(16)	2	—
Balance at end of year	$3,667	$3,652	$3,650

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Continued)

				Comprehensive (Loss) Income
(Dollars in millions)	2013	2012	2011	2013	2012	2011
Retained earnings:
Balance at beginning of year	$3,463	$3,616	$3,698
Net loss attributable to United States Steel Corporation	(1,672)	(124)	(53)	$(1,672)	$(124)	$(53)
Dividends on common stock	(29)	(29)	(29)
Balance at end of year	$1,762	$3,463	$3,616
Accumulated other comprehensive (loss) income:
Pension and other benefit adjustments (Note 16):
Balance at beginning of year	$(3,613)	$(3,598)	$(3,343)
Changes during year, net of taxes(a)	1,444	(8)	(230)	1,444	(8)	(230)
Changes during year, equity investee net of taxes(a)	42	(7)	(25)	42	(7)	(25)
Balance at end of year	$(2,127)	$(3,613)	$(3,598)
Foreign currency translation adjustments:
Balance at beginning of year	$345	$231	$275
Changes during year	30	114	(44)	30	114	(44)
Balance at end of year	375	345	231
Total balances at end of year	$(1,752)	$(3,268)	$(3,367)
Total stockholders’ equity	$3,348	$3,477	$3,500
Noncontrolling interests:
Balance at beginning of year	$1	$1	$1
Net loss	—	(1)	—	—	(1)	—
Other	—	1	—
Balance at end of year	$1	$1	$1
Total comprehensive loss				$(156)	$(26)	$(352)
(a) Related income tax (provision) benefit:
Pension and other benefits adjustments	$(762)	$(74)	$52

The accompanying notes are an integral part of these consolidated financial statements.

1. Nature of Business and Significant Accounting Policies

Nature of Business
United States Steel Corporation (U. S. Steel or the Company) produces and sells steel plant products, including flat-rolled and tubular products, in North America and Europe. Operations in North America also include iron ore and coke production facilities, railroad services and real estate operations.

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

LIFO (last-in, first-out) is the predominant method of inventory costing for inventories in the United States and FIFO (first-in, first-out) is the predominant method used in Canada and Europe. The LIFO method of inventory costing was used on 59 percent and 56 percent of consolidated inventories at December 31, 2013 and 2012, respectively.

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

U. S. Steel evaluates goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test, which involves comparing the estimated fair value of the associated reporting unit to its carrying value, including goodwill. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Factors considered as part of the qualitative assessment include entity-specific, industry, market and general economic conditions. U. S. Steel may elect to bypass this qualitative assessment for some or all of its reporting units and perform a two step quantitative test. The quantitative test involves estimating a reporting unit's fair value based upon a discounted cash flow model, using a market participant approach. U. S. Steel performed the two step quantitative test during the third quarter of 2013 and recorded an impairment charge of approximately $1.8 billion.

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

When property, plant and equipment depreciated on a group basis is sold or otherwise disposed of, proceeds are credited to accumulated depreciation, depletion and amortization with no immediate effect on income. When property, plant and equipment depreciated on an individual basis is sold or otherwise disposed of, any gains or losses are reflected in income. Gains on disposal of long-lived assets are recognized when earned. If a loss on disposal is expected, such losses are recognized when the assets are reclassified as assets held for sale or when impaired as part of an asset group’s impairment. During the third quarter of 2013, the requirement to move to the second step of the annual goodwill impairment analysis was considered a triggering event and U. S. Steel completed a review of its long-lived assets. This review performed during the third quarter of 2013 indicated that the assets were not impaired. There were no triggering events that required fixed assets to be evaluated for impairment in 2012. During the third and fourth quarters of 2011, we evaluated the U. S. Steel Europe (USSE) asset group’s long-lived assets for impairment because the potential disposition of U. S. Steel Serbia (USSS) was considered a triggering event. Although we recorded a loss of $399 million as a result of the sale of USSS in the first quarter of 2012 (this transaction did not meet held-for-sale criteria at December 31, 2011), the fixed asset impairment evaluations did not indicate an impairment at December 31, 2011 since we test the fixed assets at the asset group level, which was USSE at that date. USSE consisted of both U. S. Steel Košice (USSK) and USSS and the estimated fair value of the USSE asset group exceeded its carrying value and resulted in no impairment of fixed assets at the USSE asset group level at December 31, 2011.

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

Asset retirement obligations
Asset retirement obligations (AROs) are initially recorded at fair value and are capitalized as part of the cost of the related long-lived asset and depreciated in accordance with U. S. Steel’s depreciation policies for property, plant and equipment. The fair value of the obligation is determined as the discounted value of expected future cash flows. Accretion expense is recorded each month to increase this discounted obligation over time. Certain AROs related to disposal costs of the majority of assets at our integrated steel facilities are not recorded because they have an indeterminate settlement date. These AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value. See Note 17 for further details on U. S. Steel's AROs.

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

The net pension and Other Benefits obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets, salary increases, the mortality of participants and the current level and future escalation of health care costs. Additionally, U. S. Steel recognizes an obligation to provide postemployment benefits for disability-related claims covering indemnity and medical payments for certain employees in North America. The obligation for these claims and the related periodic costs are measured using actuarial techniques and assumptions. Actuarial gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when assumptions change. The Company recognizes into income on an annual basis any unrecognized actuarial net gains or losses that exceed 10 percent of the larger of the projected benefit obligation or plan assets (the corridor), amortized over the plan participants' average life expectancy or average future service, depending on the demographics of the plan.

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

Stock-based compensation
U. S. Steel accounts for its various stock-based employee compensation plans in accordance with the guidance in Accounting Standards Codification (ASC) Topic 718 on stock compensation (see Note 12).

Deferred taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The realization of deferred tax assets is assessed quarterly based on several interrelated factors. These factors include U. S. Steel’s expectation to generate sufficient future taxable income and the projected time period over which these deferred tax assets will be realized. U. S. Steel records a valuation allowance when necessary to reduce deferred tax assets to the amount that will more likely than not be realized. Deferred tax liabilities have not been recognized for the undistributed earnings of certain foreign subsidiaries because management intends to indefinitely reinvest such earnings in foreign operations. See Note 8 for further details of deferred taxes.

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

In 2013, the Company revised its classification of certain deferred tax assets as of December 31, 2012. The revision resulted in a $122 million increase to current deferred tax assets with a corresponding decrease to non-current deferred tax assets. The revision, which the Company determined is not material to its consolidated financial position, had no impact on the Consolidated Statement of Operations, Statement of Comprehensive Income/(Loss) or Statement of Cash Flows.

In 2013, the Company recorded two out of period adjustments to correct the presentation of deferred taxes. The adjustments recorded were a tax benefit of approximately $13 million and a tax charge of approximately $19 million for deferred taxes related to fixed assets for prior years' differences between the financial statement carrying amounts of assets and liabilities and their tax basis for U.S. federal and state income tax purposes. Management has determined the impact of these out of period adjustments was not material to any prior period or the year ended December 31, 2013 and as a result, recorded the adjustments in the 2013 results.

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

2. New Accounting Standards
On February 5, 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). ASU 2013-02 requires companies to present information about reclassification adjustments from accumulated other comprehensive income, including the amount of the reclassification and the income statement line items affected by the reclassification. The information must be presented in the financial statements in a single note or on the face of the financial statements. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012. U. S. Steel adopted ASU 2013-02 effective January 1, 2013 and has provided the required disclosures in Note 19.
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
On July 27, 2012 the FASB issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). ASU 2012-02 is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment assessment noted below. ASU 2012-02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; however, early adoption was permitted. U. S. Steel early adopted ASU 2012-02 and performed the qualitative assessment of its indefinite-lived water rights during the third quarter of 2012.

On September 15, 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (ASU 2011-08), which amends the guidance in ASC 350-20. The amendments in ASU 2011-08 provide entities with the option of performing a qualitative assessment before performing the first step of a two-step impairment test. If entities determine, on the basis of qualitative factors, it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then performing a two-step impairment test would be unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. ASU 2011-08 also provides entities with the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the first step of the two-step impairment test. ASU 2011-08 was effective for interim and annual periods beginning after December 15, 2011. U. S. Steel adopted ASU 2011-08 on January 1, 2012.

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

On May 12, 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). The amendments in ASU 2011-04 change the wording used to describe many of the requirements in accounting standards generally accepted in the United States (U.S. GAAP) for measuring fair value and for disclosing information about fair value measurements. The amendments are intended to create comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a significant impact on U. S. Steel’s financial statements.

3. Segment Information

U. S. Steel has three reportable segments: Flat-rolled Products (Flat-rolled), USSE and Tubular Products (Tubular). The results of several operating segments that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

The Flat-rolled segment includes the operating results of U. S. Steel’s North American integrated steel plants and equity investees involved in the production of slabs, rounds, strip mill plates, sheets, tin mill products as well as all iron ore and coke production facilities in the United States and Canada. These operations primarily serve North American customers in the service center, conversion, transportation (including automotive), construction, container, appliance and electrical markets. Flat-rolled supplies steel rounds and hot-rolled bands to Tubular.

The USSE segment includes the operating results of USSK, U. S. Steel’s integrated steel plant and coke production facilities in Slovakia. Prior to January 31, 2012, the USSE segment also included the operating results of U. S. Steel Serbia (USSS), U. S. Steel’s integrated steel facility and other facilities in Serbia, and an equity investee, which were sold on January 31, 2012 (see Note 4). USSE primarily serves customers in the European construction, service center, conversion, container, transportation (including automotive), appliance and electrical, and oil, gas and petrochemical markets. USSE produces and sells slabs, sheet, strip mill plate, tin mill products and spiral welded pipe, as well as heating radiators and refractory ceramic materials.

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

Other Businesses includes railroad services and real estate operations.

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

The accounting principles applied at the operating segment level in determining income from operations are generally the same as those applied at the consolidated financial statement level. The transfer value for steel rounds from Flat-rolled to Tubular is based on cost. All other intersegment sales and transfers are accounted for at market-based prices and are eliminated at the corporate consolidation level. Corporate selling, general and administrative expenses and costs related to certain former businesses are allocated to the reportable segments and Other Businesses based on measures of activity that management believes are reasonable.

The results of segment operations are as follows:

(In millions)	Customer Sales	Intersegment Sales	Net Sales	Income (loss) from investees	Income (loss) from operations	Depreciation, depletion & amortization	Capital expenditures
2013
Flat-rolled	$11,572	$1,258	$12,830	$69	$105	$512	$349
USSE	2,941	3	2,944	—	28	95	40
Tubular	2,772	5	2,777	(25)	190	62	69
Total reportable segments	17,285	1,266	18,551	44	323	669	458
Other Businesses	139	134	273	(4)	77	15	19
Reconciling Items and Eliminations	—	(1,400)	(1,400)	—	(2,300)	—	—
Total	$17,424	$—	$17,424	$40	$(1,900)	$684	$477
2012
Flat-rolled	$12,908	$1,647	$14,555	$152	$400	$491	$625
USSE	2,949	145	3,094	—	34	102	38
Tubular	3,283	8	3,291	(6)	366	58	42
Total reportable segments	19,140	1,800	20,940	146	800	651	705
Other Businesses	188	139	327	(2)	55	10	18
Reconciling Items and Eliminations	—	(1,939)	(1,939)	—	(608)	—	—
Total	$19,328	$—	$19,328	$144	$247	$661	$723
2011
Flat-rolled	$12,367	$1,360	$13,727	$98	$469	$485	$616
USSE	4,306	69	4,375	1	(162)	140	109
Tubular	3,034	7	3,041	(14)	316	44	104
Total reportable segments	19,707	1,436	21,143	85	623	669	829
Other Businesses	177	345	522	—	46	12	19
Reconciling Items and Eliminations	—	(1,781)	(1,781)	—	(404)	—	—
Total	$19,884	$—	$19,884	$85	$265	$681	$848

The following is a schedule of reconciling items to income (loss) from operations:

(In millions)	2013	2012	2011
Items not allocated to segments:
Postretirement benefit expense(a)	$(221)	$(297)	$(386)
Other items not allocated to segments:
Impairment of goodwill (Note11)	(1,806)	$—	$—
Restructuring and other charges (Note 23)	(248)	—	—
Environmental remediation charge	(32)	—	(18)
Write-off of equity investment (Note 9)	(16)	—	—
Supplier contract dispute settlement	23	15	—
Net loss on the sale of assets (Note 4)	—	(310)	—
Labor agreement lump sum payments (Note 15)	—	(35)	—
Property tax settlements	—	19	—
Total other items not allocated to segments	(2,079)	(311)	(18)
Total reconciling items	$(2,300)	$(608)	$(404)

(a)
Consists of the net periodic benefit cost elements, other than service cost and amortization of prior service cost for active employees, associated with our pension, retiree health care and life insurance benefit plans.

Net Sales by Product:
The following summarizes net sales by product:

(In millions)	2013	2012	2011
Flat-rolled	$13,508	$14,721	$15,861
Tubular	2,826	3,246	2,986
Other(a)	1,090	1,361	1,037
Total	$17,424	$19,328	$19,884

(a)	Primarily includes sales of steel production by-products, railroad services and real estate operations.

Geographic Area:
The information below summarizes net sales, property, plant and equipment and equity method investments based on the location of the operating segment to which they relate.

(In millions)	Year	Net Sales	Assets
North America	2013	$14,484	$5,425	(a)
	2012	$16,379	$5,907	(a)
	2011	$15,578	$5,869	(a)
Europe	2013	2,940	1,022	(b)
	2012	2,949	1,034	(b)
	2011	4,306	1,321	(b)
Other Foreign Countries	2013	—	33
	2012	—	37
	2011	—	40
Total	2013	$17,424	$6,480
	2012	$19,328	$6,978
	2011	$19,884	$7,230

(a)	Assets with a book value of $4,443 million, $4,523 million and $4,424 million were located in the United States at December 31, 2013, 2012 and 2011, respectively.

(b)	Assets with a book value of $1,022 million, $1,034 million and $1,064 million were located in Slovakia at December 31, 2013, 2012 and 2011, respectively.

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

5. Net Interest and Other Financial Costs

(In millions)	2013	2012	2011
Interest income:
Interest income	$(3)	$(7)	$(6)
Interest expense and other financial costs:
Interest incurred(a)	285	255	229
Less interest capitalized	19	41	39
Total interest expense	266	214	190
Foreign currency net loss (b)	11	7	27
Financial costs on:
Sale of receivables	3	4	4
Amended Credit Agreement	4	4	5
USSK credit facilities	3	3	2
Other (c)	28	—	—
Amortization of discounts and deferred financing costs	20	16	16
Total other financial costs	69	34	54
Net interest and other financial costs	$332	$241	$238

(a)	Includes a pretax charge of $34 million during 2013 related to premiums on the repurchase of $542 million of our 4.00% Senior Convertible Notes.

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

(c)	Consists primarily of a charge of $22 million in 2013 related to a guarantee of an unconsolidated equity investment for which payment by U. S. Steel is probable (see Note 24).

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

(Dollars in millions, except per share amounts)	2013	2012	2011
Net loss attributable to United States Steel Corporation shareholders	$(1,672)	$(124)	$(53)
Plus income effect of assumed conversion-interest on convertible notes	—	—	—
Net loss after assumed conversion	$(1,672)	$(124)	$(53)
Weighted-average shares outstanding (in thousands):
Basic	144,578	144,237	143,967
Effect of convertible notes	—	—	—
Effect of stock options, restricted stock units and performance awards	—	—	—
Adjusted weighted-average shares outstanding, diluted	144,578	144,237	143,967
Basic loss per common share	$(11.56)	(0.86)	(0.37)
Diluted loss per common share	$(11.56)	(0.86)	(0.37)

The following table summarizes the securities that were antidilutive, and therefore, were not included in the computation of diluted loss per common share:

(In thousands)	2013		2012	2011
Securities granted under the 2005 Stock Incentive Plan	7,039		5,581	3,912
Securities convertible under the Senior Convertible Notes	14,017	(a)	27,059	27,059
Total	21,056		32,640	30,971
(a) On March 27, 2013, we repurchased approximately $542 million aggregate principal amount of our 4% Senior Convertible Notes due in 2014. If the repurchases had occurred on January 1, 2013, the antidilutive securities would have been 10,058 thousand for the year ended December 31, 2013.

Dividends Paid per Share

Quarterly dividends on common stock were five cents per share for each quarter in 2013, 2012 and 2011.

7. Inventories

(In millions)	December 31, 2013	December 31, 2012
Raw materials	$1,011	$945
Semi-finished products	1,023	883
Finished products	558	573
Supplies and sundry items	96	102
Total	$2,688	$2,503

Current acquisition costs were estimated to exceed the above inventory values at December 31 by $1.0 billion in both 2013 and 2012. Cost of sales increased and income from operations decreased by $9 million during 2013 as a result of liquidations of LIFO inventories. Cost of sales decreased and income from operations was improved by $27 million and $3 million in 2012 and 2011, respectively, as a result of liquidations of LIFO inventories.

During the years ended December 31, 2012 and 2011, we recorded lower of cost or market related charges totaling approximately $35 million and $85 million, respectively.

Inventory includes $81 million and $86 million of land held for residential/commercial development as of December 31, 2013 and 2012, respectively.

From time to time, U. S. Steel enters into coke swap agreements designed to reduce transportation costs. U. S. Steel shipped and received approximately 1,025,000 tons and 900,000 tons of coke under swap agreements during 2013 and 2012, respectively.

U. S. Steel also has entered into iron ore pellet swap agreements. U. S. Steel shipped and received approximately 3,145,000 tons and 2,855,000 tons of iron ore pellets during 2013 and 2012, respectively.

The coke and iron ore pellet swaps are recorded at cost as nonmonetary transactions. There was no income statement impact related to these swaps.

8. Income Taxes

Provisions (benefits) for income taxes

	2013			2012			2011
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(210)	$(167)	$(377)	$48	$61	$109	$148	$(92)	$56
State and local	8	(50)	(42)	5	23	28	(2)	15	13
Foreign	1	(142)	(141)	4	(10)	(6)	2	9	11
Total	$(201)	$(359)	$(560)	$57	$74	$131	$148	$(68)	$80

A reconciliation of the federal statutory tax rate of 35 percent to total provisions follows:

(In millions)	2013	2012	2011
Statutory rate applied to income (loss) before income taxes	$(781)	$2	$9
Effects of foreign operations	467	266	184
Worthless stock loss and bad debt deduction	(417)	—	—
Goodwill impairment	410	—	—
Tax accounting benefit related to increase in OCI	(142)	—	—
Excess percentage depletion	(94)	(107)	(102)
State and local income taxes after federal income tax effects	(27)	18	8
Adjustments of prior years’ federal income taxes	9	(46)	(11)
Tax credits	(3)	—	(3)
Deduction for domestic production activities	12	(7)	(8)
Medicare Part D drug program subsidies	—	(1)	(6)
Other	6	6	9
Total (benefit) provision	$(560)	$131	$80

The tax benefit differs from the domestic statutory rate of 35 percent because of the items listed above, and in particular because it does not reflect any tax benefit for pretax losses in Canada and Serbia (USSS was sold on January 31, 2012), which are jurisdictions where we have, or had, recorded full valuation allowances on deferred tax assets, and also does not reflect any tax provision or benefit for certain foreign currency remeasurement gains and losses that are not recognized in any tax jurisdiction. The tax benefit also differs from the domestic statutory rate of 35 percent due to tax accounting impacts related to items reported in other comprehensive income.

U. S. Steel will make an election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations. The election will allow us to take a worthless stock loss and bad debt deduction in our 2013 U.S. income tax return for the excess of our investment in the subsidiary over the value of its assets. As a result, the Company recorded a tax benefit of $392 million in the fourth quarter, which includes a $22 million tax benefit that offsets taxes in the same amount charged against other comprehensive income for current year translation adjustments involving USSK. The tax benefit includes a $66 million reduction in U.S. income taxes payable for 2013, as well as a refund of $176 million expected in 2014 from the carryback of 2013 losses to prior years. The remaining $150 million benefit is expected to offset U.S. income taxes in future years. The election to liquidate the foreign subsidiary for U.S. income tax purposes will result in USSK’s income being subject to U.S. income taxes, less any applicable credit for Slovak income taxes paid, effective December 31, 2013.

For 2013, there was essentially no tax benefit recorded on the $1.8 billion goodwill impairment charge. Included in the 2013 tax benefit is a favorable catch-up adjustment in the fourth quarter of $33 million primarily related to a decrease in forecasted income as well as a discrete tax benefit of $13 million to adjust state deferred taxes. In addition, the 2013 adjustment of prior years' federal income taxes included a charge of approximately $19 million recorded in the fourth quarter to adjust deferred taxes for prior years' differences between the financial statement carrying amounts of assets and liabilities and their tax bases for U.S. federal income tax purposes. For 2012, no significant tax benefit was recorded on the $399 million loss on the sale of USSS. Also included in the 2012 income tax provision is a tax benefit of $20 million relating to adjustments to tax reserves related to the conclusion of certain audits as well as a tax benefit of $26 million to adjust our estimated 2011 federal tax liability to our actual tax liability reflected in our tax return as filed.

Income tax receivable
The income tax receivable of $185 million at December 31, 2013 primarily reflects the federal income tax refund of $176 million that we expect to receive in 2014 as a result of carrying back our 2013 net operating loss to prior years.

Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in ASC Topic 740 on income taxes. The total amount of unrecognized tax benefits was $127 million, $85 million and $110 million as of December 31, 2013, 2012 and 2011, respectively.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $69 million as of December 31, 2013.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of December 31, 2013, 2012 and 2011, U. S. Steel had accrued liabilities of $7 million, $7 million and $6 million, respectively, for interest related to unrecognized tax benefits. U. S. Steel currently does not have a liability for tax penalties.

A tabular reconciliation of unrecognized tax benefits follows:

(In millions)	2013	2012	2011
Unrecognized tax benefits, beginning of year	$85	$110	$115
Increases – tax positions taken in prior years	1	3	1
Decreases – tax positions taken in prior years	(6)	(25)	(4)
Increases – current tax positions	70	2	3
Settlements	—	(5)	—
Lapse of statute of limitations	(23)	—	(5)
Unrecognized tax benefits, end of year	$127	$85	$110
It is reasonably expected that during the next 12 months unrecognized tax benefits related to income tax issues will decrease by approximately $9 million.

Tax years subject to examination
Below is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2008 and forward*
U.S. States – 2007 and forward
Slovakia – 2003 and forward
Canada Federal and Provincial – 2009 and forward

*U. S. Steel’s 2008 and 2009 federal tax years remain open to the extent of net operating losses carried back from 2010.

Status of Internal Revenue Service (IRS) examinations
The IRS audit of U. S. Steel’s 2010 and 2011 tax returns began in 2012 and is ongoing. The IRS audit of the 2008 and 2009 tax returns was completed and agreed to in 2012.

Taxes on foreign income
Pretax loss and income for 2013, 2012 and 2011 includes domestic (loss)/income of $(899) million, $782 million and $519 million, respectively and losses attributable to foreign sources of $(1,333) million, $(776) million and $(492) million, respectively. Undistributed earnings and profits for U.S. federal income tax purposes of certain consolidated foreign subsidiaries, which includes intercompany interest, amounted to approximately $830 million at December 31, 2013 compared to $2.7 billion at the end of 2012. If such tax earnings and profits were not indefinitely reinvested, a U.S. deferred tax liability of approximately $280 million would have been required. The decrease in tax earnings and profits is mainly attributable to an election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.

Deferred taxes
Deferred tax assets and liabilities resulted from the following:

	December 31,
(In millions)	2013	2012
Deferred tax assets:
Federal tax loss carryforwards (expiring in 2033)	$386	$—
State tax credit carryforwards (expiring in 2027)	7	2
State tax loss carryforwards (expiring in 2015 through 2033)	37	35
Minimum tax credit carryforwards	108	157
General business credit carryforwards	69	66
Foreign tax loss and credit carryforwards (expiring in 2014 through 2033)	713	637
Employee benefits	908	1,704
Receivables, payables and debt	88	89
Expected federal benefit for deducting state deferred income taxes	32	51
Inventory	107	—
Contingencies and accrued liabilities	119	133
Valuation allowances:
Foreign	(1,028)	(1,099)
Total deferred tax assets	1,546	1,775
Deferred tax liabilities:
Property, plant and equipment	1,205	1,041
Investments in subsidiaries and equity investees	50	97
Inventory	—	1
Future reduction of foreign tax credits	49	—
Other temporary differences	95	41
Total deferred tax liabilities	1,399	1,180
Net deferred tax asset	$147	$595

At December 31, 2013 and 2012, the net domestic deferred tax asset was $88 million and $538 million, respectively. A substantial amount of U. S. Steel’s domestic deferred tax assets relate to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. We continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.

At December 31, 2013 and 2012, the net foreign deferred tax asset was $59 million and $57 million, respectively, net of established valuation allowances of $1,028 million and $1,099 million, respectively. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro and the Canadian dollar. At December 31, 2013 and 2012, a full valuation allowance was recorded for the net Canadian deferred tax asset primarily due to cumulative losses in Canada.

If evidence changes and it becomes more likely than not that the Company will realize the net Canadian deferred tax asset, the valuation allowance would be partially or fully reversed. Any reversal of this amount would result in a decrease to income tax expense. The Slovak income tax rate will decrease from 23% to 22% starting in 2014. This change had an insignificant impact on deferred taxes at the end of 2013.

9. Investments and Long-Term Receivables

	December 31,
(In millions)	2013	2012
Equity method investments	$558	$570
Receivables due after one year, less allowance of $3 for both periods	58	34
Other	5	5
Total	$621	$609

Summarized financial information of all investees accounted for by the equity method of accounting is as follows (amounts represent 100% of investee financial information):

(In millions)	2013	2012	2011
Income data – year ended December 31:
Net Sales	$3,735	$4,019	$3,514
Operating income	449	650	319
Net income	413	602	264
Balance sheet date – December 31:
Current Assets	$912	$1,028
Noncurrent Assets	1,876	1,981
Current liabilities	677	569
Noncurrent Liabilities	852	1,220

U. S. Steel's portion of the equity in net income for its equity investments as reported in the income from investees line on the Consolidated Statement of Operations was $40 million, $144 million and $85 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Investees accounted for using the equity method include:

Investee	Country	December 31, 2013 Interest
Acero Prime, S. R. L. de CV	Mexico	40%
Apolo Tubulars S.A.	Brazil	50%
Baycoat Limited Partnership	Canada	50%
Baycoat Limited	Canada	50%
Chrome Deposit Corporation	United States	50%
Daniel Ross Bridge, LLC	United States	50%
D.C. Chrome Limited	Canada	50%
Double Eagle Steel Coating Company	United States	50%
Double G Coatings Company L.P.	United States	50%
Feralloy Processing Company	United States	49%
Hibbing Development Company	United States	24.1%
Hibbing Taconite Company(a)	United States	14.7%
Leeds Retail Center, LLC	United States	38%
Patriot Premium Threading Services	United States	50%
PRO-TEC Coating Company	United States	50%
Strategic Investment Fund Partners I(b)	United States	8.6%
Strategic Investment Fund Partners II(b)	United States	4.9%
Swan Point Development Company, Inc.	United States	50%
Tilden Mining Company, L.C.(a)	United States	15%
United Spiral Pipe, LLC	United States	35%
USS-POSCO Industries	United States	50%
Worthington Specialty Processing	United States	49%

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

Dividends and partnership distributions received from equity investees were $13 million in 2013, $98 million in 2012 and $31 million in 2011.

During 2013, U. S. Steel recognized a non-cash charge of $16 million to write its investment in United Spiral Pipe, LLC (USP) down to zero. Additionally, we recorded a $6 million non-cash charge to write-off an interest receivable due from USP.

We supply substrate to certain of our equity method investees and from time to time will extend the payment terms for their trade receivables. For discussion of transactions and related receivable and payable balances between U. S. Steel and its investees, see Note 21.

10. Property, Plant and Equipment

		December 31,
(In millions)	Useful Lives	2013	2012
Land and depletable property	—	$251	$264
Buildings	35 years	1,367	1,394
Machinery and equipment	4-22 years	14,386	14,408
Information technology	5-6 years	758	709
Assets under capital lease	2-25 years	37	131
Total		16,799	16,906
Less accumulated depreciation and depletion		10,877	10,498
Net		$5,922	$6,408

Amounts in accumulated depreciation and depletion for assets acquired under capital leases (including sale-leasebacks accounted for as financings) were $5 million and $95 million at December 31, 2013 and 2012, respectively.

11. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2013 and December 31, 2012 are as follows:

	Flat-rolled Segment	USSE Segment	Tubular Segment	Total
Balance at January 1, 2012	$945	$4	$834	$1,783
Currency translation	39	—	—	39
Balance at December 31, 2012	$984	$4	$834	$1,822
Goodwill from acquisitions	—	—	3	3
Impairment	(969)	—	(837)	(1,806)
Currency translation	(15)	—	—	(15)
Balance at December 31, 2013	$—	$4	$—	$4

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

In the first step of the analysis, U. S. Steel compared the estimated fair value of each reporting unit to its carrying value, including goodwill. The fair value of the reporting units was determined based on a weighting of income and market approaches. Since the carrying value of both the Flat-rolled and Texas Operations reporting units exceeded the fair value, U. S. Steel performed the second step of the impairment analysis in order to determine the implied fair value of the reporting units’ goodwill. The implied fair value of goodwill represents the excess of fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of the reporting unit as if it were to be acquired in a business combination and the current fair value of the reporting unit (as calculated in the first step) was the purchase price. Any amount remaining after this allocation represents the implied fair value of goodwill. The implied fair value of the respective reporting units’ goodwill was then compared to the carrying value of the goodwill and any excess of carrying value over the implied fair value represents the non-cash impairment charge. The results of the second step analysis showed that the implied fair value of goodwill was zero for both reporting units. Therefore, in 2013, U. S. Steel recorded a goodwill impairment charge of $969 million and $837 million for the Flat-rolled and Texas Operations reporting units, respectively. As a result of the goodwill impairment charge, there is no goodwill remaining within the Flat-rolled and Tubular segments, and goodwill remaining on our consolidated balance sheet at December 31, 2013 is $4 million.

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

For purposes of the income approach, fair value was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate (DCF analysis). U. S. Steel made assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within U. S. Steel’s DCF analysis was based on its most recent operational budgets, long range strategic plans and other estimates including probability weighting of cash flow scenarios. A three percent perpetual growth rate was used to calculate the value of cash flows beyond the last projected period in U. S. Steel’s DCF analysis and reflects its best estimates for stable, perpetual growth of its reporting units. Actual results may differ from those assumed in U. S. Steel’s forecasts. U. S. Steel used estimates of market participant weighted average cost of capital as a basis for determining the discount rates applied to its reporting units’ future expected cash flows, adjusted for risks and uncertainties inherent in the steel industry and in its internally developed forecasts. A discount rate of 10 percent was used for both reporting units.
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
Goodwill impairment tests in prior years indicated that goodwill was not impaired for any of U. S. Steel's reporting units and there were no triggering events since that time that necessitated an impairment test outside of the normal annual assessment.

Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of December 31, 2013			As of December 31, 2012
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$215	$63	$152	$221	$54	$167
Other	2-20 Years	23	12	11	22	11	11
Total amortizable intangible assets		$238	$75	$163	$243	$65	$178

The carrying amount of acquired water rights with indefinite lives as of December 31, 2013 and December 31, 2012 totaled $75 million. The water rights are tested for impairment annually in the third quarter. U. S. Steel performed a qualitative impairment evaluation of its water rights for 2013. The 2013 and prior year tests indicated the water rights were not impaired.
During the year ended December 31, 2013, U. S. Steel acquired indefinite-lived intangible assets for $12 million and entered into an agreement to make future payments contingent upon certain factors. The aggregate purchase price was $36 million, and U. S. Steel allocated $33 million to indefinite-lived intangible assets, based upon their estimated fair value. The liability for contingent consideration will be reassessed each quarter. The maximum potential liability for contingent consideration is $53 million. As of December 31, 2013, U. S. Steel has recorded a liability of $24 million to reflect the estimated fair value of the contingent consideration. Contingent consideration was valued using a probability weighted discounted cash flow using both Level 2 inputs based on 2013 Standard and Poor’s Bond Guide as well Level 3, significant other unobservable inputs, based on internal forecasts and weighted average cost of capital derived from market data.
Identifiable intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. During the third quarter of 2013, U. S. Steel completed a review of its identifiable intangible assets with finite lives and determined that the assets were not impaired.

Amortization expense was $10 million for the year ended December 31, 2013 and $11 million for the years ended December 31, 2012 and 2011. The estimated future amortization expense of identifiable intangible assets during the next five years is $11 million in each year from 2014 to 2017 and $10 million for 2018.

12. Stock-Based Compensation Plans

On April 26, 2005, U. S. Steel’s stockholders approved the 2005 Stock Incentive Plan (2005 Stock Plan). The aggregate number of shares of U. S. Steel common stock that may be issued through April 26, 2020 under the 2005 Stock Plan is 15,450,000 shares, of which 2,609,897 shares are available as of December 31, 2013 for future grants. Generally, a share issued under the Plan pursuant to an award other than a stock option will reduce the number of shares available under the Stock Plan by 1.64 shares. The purposes of the 2005 Stock Plan are to attract, retain and motivate employees and non-employee directors of outstanding ability, and to align their interests with those of the stockholders of U. S. Steel. The Compensation & Organization Committee of the Board of Directors administers the plan pursuant to which they may make grants of stock options, restricted stock, restricted stock units (RSUs), performance awards, and other stock-based awards. Also, shares related to awards (i) that are forfeited, (ii) that terminate without shares having been issued or (iii) for which payment is made in cash or property other than shares are again available for awards under the plan; provided, however, that shares delivered to U. S. Steel or withheld for purposes of satisfying the exercise price or tax withholding obligations shall not again be available for awards.

The following table summarizes the total stock-based compensation awards granted during the years 2013, 2012 and 2011:

	Executive Stock Options	Non-executive Stock Options	Restricted Stock Units	Performance Awards
2013 Grants	838,610	971,860	1,043,420	271,960
2012 Grants	510,570	993,310	910,011	328,780
2011 Grants	228,300	478,760	422,080	85,040

Stock-based compensation expense
The following table summarizes the total compensation expense recognized for stock-based compensation awards:

(In millions, except per share amounts)	12/31/2013	12/31/2012	12/31/2011
Stock-based compensation expense recognized:
Cost of sales	$10	$12	$10
Selling, general and administrative expenses	23	26	23
Total	33	38	33
Related deferred income tax benefit	12	14	12
Decrease in net income	$21	$24	$21
Decrease in basic earnings per share	0.14	0.16	0.14
Decrease in diluted earnings per share	0.14	0.16	0.14

As of December 31, 2013, total future compensation cost related to nonvested stock-based compensation arrangements was $35 million, and the average period over which this cost is expected to be recognized is approximately 12 months.

Stock options
Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The 2013, 2012 and 2011 awards vest ratably over a three-year service period and have a term of ten years. Stock options are generally issued at the market price of the underlying stock on the date of the grant. The 2013 executive grants, however, were issued at the greater of (1) the premium exercise price of $25 or (2) the market price on the grant date. Upon exercise of stock options, shares of U. S. Steel stock are issued from treasury stock.

Black-Scholes Assumptions (a)	2013 Executive Grants	2013 Non-Executive Grants	2012 Grants	2011 Grants
Grant date price per share of option award	$18.62	$18.64	$22.28	$45.81
Exercise price per share of option award	$25.03	$18.64	$22.28	$45.81
Expected annual dividends per share	$0.20	$0.20	$0.20	$0.20
Expected life in years	5.0	5.0	5.0	5.0
Expected volatility	66%	67%	68%	64%
Risk-free interest rate	1.3%	1.0%	0.8%	1.8%
Average grant date fair value per share of unvested option awards as calculated from above	$8.44	$9.70	$11.93	$24.39
(a)The assumptions represent a weighted-average for all grants during the year.

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

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2013:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2013	4,318,966	$43.86
Granted	1,810,470	$21.60
Exercised	(14,383)	$22.31
Forfeited or expired	(907,765)	$35.36
Outstanding at December 31, 2013	5,207,288	$37.66	7.5	$21
Exercisable at December 31, 2013	2,634,676	$51.34	6.0	3
Exercisable and expected to vest at December 31, 2013	4,946,640	$38.42	7.4	$20

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (difference between our closing stock price on the last trading day of 2013 and the exercise price, multiplied by the number of in-the-money options). Intrinsic value changes are a function of the fair market value of our stock.

The total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the option) was de minimus during the years ended December 31, 2013 and 2012, and $3 million during the year ended December 31, 2011. The total amount of cash received by U. S. Steel from the exercise of options during the year ended December 31, 2013, and the related net tax benefit realized from the exercise of these options, were de minimus.

Stock awards
Compensation expense for nonvested stock awards is recorded over the vesting period based on the fair value at the date of grant.

RSUs generally vest ratably over 3 years. Their fair value is the market price of the underlying common stock on the date of grant.

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

The following table shows a summary of the performance awards outstanding as of December 31, 2013, and their fair market value on the respective grant date:

Performance Period	Fair Value (in millions)	Minimum Shares	Target Shares	Maximum Shares
2013 - 2016	$6	—	271,960	543,920
2012 - 2015	$8	—	328,780	657,560
2011 - 2014	$6	—	85,040	170,080

The following table shows a summary of the status and activity of nonvested stock awards for the year ended December 31, 2013:

	Restricted Stock Units	Performance Awards (a)	Total	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2013	1,262,198	503,114	1,765,312	$31.62
Granted	1,043,420	271,960	1,315,380	19.20
Vested	(530,827)	—	(530,827)	32.58
Performance adjustment factor (b)	—	(89,294)	(89,294)	57.02
Forfeited or expired	(282,533)	(185,804)	(468,337)	23.34
Nonvested at December 31, 2013	1,492,258	499,976	1,992,234	$23.97
(a)The number of shares shown for the performance awards is based on the target number of share awards.

(b)	Consists of adjustments to vested performance awards to reflect actual performance. The adjustments were required since the original grants of the awards were at 100 percent of the targeted amounts.

The following table presents information on RSUs and performance awards granted:

	2013	2012	2011
Number of awards granted	1,315,380	1,238,791	507,120
Weighted-average grant-date fair value per share	$19.20	$23.07	$49.10

During the years ended December 31, 2013, 2012, and 2011, the total fair value of shares vested was $17 million, $16 million, and $15 million, respectively.

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

As of December 31, 2013, U. S. Steel held euro forward sales contracts with a total notional value of approximately $320 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.

Additionally, U. S. Steel uses fixed-price forward physical purchase contracts to partially manage our exposure to price risk related to the purchases of natural gas and certain nonferrous metals used in the production process. During 2013, 2012 and 2011, the forward physical purchase contracts for natural gas and nonferrous metals qualified for the normal purchases and normal sales exemption in ASC Topic 815 and were not subject to mark-to-market accounting.

The following summarizes the location and amounts of the fair values related to derivatives included in U. S. Steel’s financial statements as of December 31, 2013 and 2012:

		Fair Value
(In millions)	Balance Sheet Location	December 31, 2013	December 31, 2012
Foreign exchange forward contracts	Accounts payable	$11	$12

The following summarizes the location and amounts of the gains and losses related to derivatives included in U. S. Steel’s financial statements for the years ended December 31, 2013, 2012 and 2011:

	Statement of Operations Location	Amount of Gain (Loss)
(In millions)		Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Foreign exchange forward contracts	Other financial costs	$(14)	$(7)	$13

In accordance with the guidance in ASC Topic 820 on fair value measurements and disclosures, the fair value of our euro forward sales contracts was determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used are from market sources that aggregate data based upon market transactions.

14. Debt

			December 31,
(In millions)	Interest Rates %	Maturity	2013	2012
2037 Senior Notes	6.65	2037	$350	$350
2022 Senior Notes	7.50	2022	400	400
2021 Senior Notes	6.875	2021	275	—
2020 Senior Notes	7.375	2020	600	600
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2019 Senior Convertible Notes	2.75	2019	316	—
2014 Senior Convertible Notes	4.00	2014	322	863
Province Note (C$150 million)	1.00	2015	141	151
Environmental Revenue Bonds	5.38 - 6.88	2015 - 2042	549	549
Recovery Zone Facility Bonds	6.75	2040	70	70
Fairfield Caster Lease		2022	35	35
Other capital leases and all other obligations		2014 - 2020	—	1
Amended Credit Agreement	Variable	2016	—	—
USSK Revolver	Variable	2016	—	—
USSK credit facilities	Variable	2015 - 2016	—	—
Total Debt			4,008	3,969
Less Province Note fair value adjustment			15	23
Less unamortized discount			54	8
Less short-term debt and long-term debt due within one year			323	2
Long-term debt			$3,616	$3,936

2021 Senior Notes
On March 26, 2013, U. S. Steel issued $275 million of 6.875% Senior Notes due April 1, 2021 (2021 Senior Notes). U. S. Steel received net proceeds from the offering of $270 million after fees of $5 million related to the underwriting discount and third party expenses. The net proceeds from the issuance of the 2021 Senior Notes, together with the net proceeds of the concurrent 2019 Senior Convertible Notes offering (see below), were used to repurchase a portion of our 4.00% Senior Convertible Notes due May 15, 2014 (2014 Senior Convertible Notes). Interest on the 2021 Senior Notes is payable semi-annually on April 1st and October 1st of each year, commencing on October 1, 2013.

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
2019 Senior Convertible Notes
On March 26, 2013, U. S. Steel issued $316 million of 2.75% Senior Convertible Notes due April 1, 2019 (2019 Senior Convertible Notes). U. S. Steel received net proceeds from the offering of $306 million after fees of $10 million related to the underwriting discount and third party expenses. The net proceeds from the issuance of the 2019 Senior Convertible Notes, together with the net proceeds of the concurrent 2021 Senior Notes offering (see above), were used to repurchase a portion of our 2014 Senior Convertible Notes. Interest on the 2019 Senior Convertible Notes is payable semi-annually on April 1st and October 1st of each year, commencing on October 1, 2013.
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
Although the 2019 Senior Convertible Notes were issued at par, for accounting purposes the proceeds received from the issuance of the notes are allocated between debt and equity to reflect the fair value of the conversion option embedded in the notes and the fair value of similar debt without the conversion option. As a result, $53 million of the gross proceeds of the 2019 Senior Convertible Notes was recorded as an increase in additional paid-in capital with the offsetting amount recorded as a debt discount. The debt discount will be amortized over the term of the 2019 Senior Convertible Notes using an interest rate of 6.2% (the estimated effective borrowing rate for nonconvertible debt at the time of issuance) which will accrete the carrying value of the notes to the principal amount at maturity. As of December 31, 2013, the remaining unamortized debt discount was $47 million and the net carrying amount of the 2019 Senior Convertible Notes was $269 million.
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

The 2022 Senior Notes are senior and unsecured obligations that rank equally in right of payment with all of our other existing and future senior indebtedness. U. S. Steel will pay interest on the notes semi-annually in arrears on March 15th and September 15th of each year. The 2022 Senior Notes were issued under U. S. Steel’s shelf registration statement and are not listed on any national securities exchange.

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

Year	Redemption Price
2017	103.75%
2018	102.50%
2019	101.25%
2020 and thereafter	100.00%

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

On December 10, 2007, U. S. Steel issued $500 million of 7.00 percent Senior Notes due 2018 (2018 Senior Notes). Interest is payable semi-annually on February 1st and August 1st of each year. The 2018 Senior Notes are not listed on any national securities exchange. The 2018 Senior Notes contain covenants limiting our ability to create liens, to enter into sale-leaseback transactions and to consolidate, merge or transfer all, or substantially all of our assets. They also contain provisions requiring the purchase of the 2018 Notes upon a change of control under certain specified circumstances, as well as other customary provisions.

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
2014 Senior Convertible Notes
On May 4, 2009, U. S. Steel issued $863 million of 4.00% Senior Convertible Notes due May 15, 2014 (Senior Convertible Notes). The Senior Convertible Notes are senior and unsecured obligations that rank equally with

U. S. Steel’s other existing and future senior and unsecured indebtedness. Interest on the Senior Convertible Notes is payable semi-annually on May 15th and November 15th of each year. The Senior Convertible Notes are not listed on any national securities exchange.

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

In March 2013, U. S. Steel repurchased approximately $542 million aggregate principal amount of our 4.0% Senior Convertible Notes due 2014, reducing the outstanding principal amount of the notes to $322 million.
The repurchases were funded with the net proceeds from the 2021 Senior Notes and the 2019 Senior Convertible Notes and cash. The aggregate purchase price, including accrued and unpaid interest and fees, for the convertible notes repurchased was approximately $580 million. U. S. Steel recorded a pretax charge of $34 million to net interest and other financial costs during 2013 related mainly to the repurchase premiums.

Province Note
In its acquisition of Stelco on October 31, 2007, U. S. Steel assumed a note that Stelco had issued to the Province of Ontario, Canada. The face amount of the Province Note is C$150 million (approximately $141 million and $151 million at December 31, 2013 and 2012) and is payable on December 31, 2015. The Province Note is unsecured and is subject to a 75 percent discount if the solvency deficiencies in the four main Stelco pension plans (see Note 16) are eliminated on or before the maturity date. The Province Note bears interest at a rate of one percent per annum and is payable semi-annually. Upon the acquisition, the Province Note was recorded at its present value of amounts to be paid using a current interest rate, in accordance with FAS 141. The Province Note will be accreted up to its face value over its term assuming an effective interest rate of 6.67 percent.

Obligations relating to Environmental Revenue Bonds
At December 31, 2013, U. S. Steel is the obligor on $549 million of Environmental Revenue Bonds. On August 17, 2012, U. S. Steel entered into loan agreements with several local authorities in connection with the issuance and sale of $94 million of Environmental Revenue Bonds due August 1, 2042 (2042 Environmental Revenue Bonds) to fund certain capital projects at our Gary Works, Clairton Plant and Granite City Works. The net proceeds from the sale of the 2042 Environmental Revenue Bonds were $93 million after fees of $1 million and are reflected as restricted cash in other noncurrent assets and become unrestricted as capital expenditures for these projects are made. At December 31, 2013, $43 million of this restricted cash remained. The interest rate on the loans is 5.75 percent and interest is payable semi-annually on February 1st and August 1st of each year.

Recovery Zone Facility Bonds
On December 1, 2010, U. S. Steel entered into a loan agreement in connection with the issuance and sale by the Lorain County Port Authority of $70 million of Lorain County Port Authority Recovery Zone Facility Revenue Bonds (Recovery Zone Bonds). The proceeds from the sale of the Recovery Zone Bonds were used to fund a capital project at our Lorain Tubular Operations in Ohio. The interest rate on the loan is 6.75 percent and interest is payable semi-annually on June 1st and December 1st of each year.

Fairfield Caster Lease
U. S. Steel is the lessee of a slab caster at Fairfield Works in Alabama. In December 2012, U. S. Steel exercised an option to renew the lease for a nine year term and purchase the facility at the expiration of the renewal period in June 2022.

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

As of December 31, 2013, there were no amounts drawn on the Amended Credit Agreement and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10.0% of the total aggregate commitments and $87.5 million. Since availability was greater than $87.5 million, compliance with the fixed charge coverage ratio covenant was not applicable. Based on the most recent four quarters as of December 31, 2013, we would not meet this covenant. If the value of inventory does not support the full amount of the facility or we are not able to meet this covenant in the future, the full amount of this facility would not be available to the Company.

In addition, beginning on February 13, 2014 and extending until the repayment or conversion of the $322 million of 4.00% Senior Convertible Notes, we must maintain minimum liquidity (as further defined in the Amended Credit Agreement) of at least $175 million. The minimum liquidity must include at least $145 million of availability under the Amended Credit Agreement.

Receivables Purchase Agreement
U. S. Steel has a Receivables Purchase Agreement (RPA) under which trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned, bankruptcy-remote, special purpose entity used only for the securitization program. As U. S. Steel accesses this facility, USSR sells senior undivided interests in the receivables to a third-party and a third-party commercial paper conduit, while maintaining a subordinated undivided interest in a portion of the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates.
At both December 31, 2013 and 2012, eligible accounts receivable supported $625 million of availability under the RPA. There were no receivables sold to third-parties under this facility at both December 31, 2013 and December 31, 2012. The subordinated retained interest at both December 31, 2013 and December 31, 2012 was $625 million with availability at December 31, 2013 of $572 million due to approximately $53 million of letters of credit outstanding.

USSR pays the third parties a discount based on the third-parties’ borrowing costs plus incremental fees. We paid $3 million and $4 million, in 2013 and 2012 respectively, relating to fees on the RPA. These costs are included in other financial costs in the statement of operations.

Generally, the facility provides that as payments are collected from the sold accounts receivables, USSR may elect to have the third-parties reinvest the proceeds in new eligible accounts receivable. As there was no activity under this facility during 2013, there were no collections reinvested. During 2012 collections of eligible accounts receivable of $1,175 million were reinvested.

The table below summarizes the trade receivables at December 31, 2013 and 2012, for USSR:

(In millions)	2013	2012
Balance of accounts receivable-net, eligible for sale to third-parties	$988	$1,127
Accounts receivable sold to third-parties	—	—
Balance included in Receivables on the balance sheet of U. S. Steel	$988	$1,127

The net book value of U. S. Steel’s retained interest in the receivables represents the best estimate of the fair market value due to the short-term nature of the receivables. The retained interest in the receivables is recorded net of the allowance for bad debts, which historically have not been significant.

The facility may be terminated on the occurrence and failure to cure certain events, including, among others, failure of USSR to maintain certain ratios related to the collectability of the receivables and failure to make payment under its material debt obligations, and may also be terminated upon a change of control. The facility expires in July 2016.

U. S. Steel Košice (USSK) credit facilities
At both December 31, 2013 and 2012, USSK had no borrowings under its €200 million (approximately $276 million and $264 million, respectively) unsecured revolving credit facility.

On July 15, 2013, USSK entered into a €200 million revolving credit facility agreement (the Credit Agreement) that replaced USSK's €200 million credit facility that was scheduled to expire in August 2013. The Credit Agreement contains certain USSK financial covenants (as further defined in the Credit Agreement), including maximum Leverage, maximum Net Debt to Tangible Net Worth, and minimum Interest Cover ratios. The covenants are measured semi-annually for the period covering the last twelve calendar months. USSK may not draw on the Credit Agreement if it does not comply with any of the financial covenants until the next measurement date. The Credit Agreement expires in July 2016.
USSK has a €20 million (approximately $27 million at December 31, 2013) unsecured revolving credit facility that expires in December 2015.
On December 6, 2013, USSK entered into a €10 million (approximately $14 million at December 31, 2013) unsecured credit facility that expires in December 2016. The credit facility contains certain USSK financial covenants as further defined within the facility as well as other customary terms and conditions.
At December 31, 2013, USSK had no borrowings under its €20 million and €10 million unsecured credit facilities (collectively approximately $41 million) and the availability was approximately $38 million due to approximately $3 million of customs and other guarantees outstanding. At December 31, 2012, USSK had no borrowings under its €20 million credit facility (which approximated $26 million) and the availability was approximately $24 million due to approximately $2 million of customs and other guarantees outstanding.

Each of these facilities bear interest at the applicable inter-bank offer rate plus a margin and contain customary terms and conditions. USSK is the sole obligor on the facilities and is obligated to pay a commitment fee on the undrawn portion of the facilities.

Change in control event
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $3,212 million as of December 31, 2013 (including the Senior Notes and Senior Convertible Notes) may be declared immediately due and payable; (b) the Amended Credit Agreement, the RPA and USSK’s €200 million revolving credit agreement may be terminated and any amounts outstanding declared immediately due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield Works slab caster for $39 million or provide a letter of credit to secure the remaining obligation.

Debt Maturities – Aggregate maturities of debt are as follows (in millions):

2014	2015	2016	2017	2018	Later Years	Total
$323	$189	$45	$500	$503	$2,433	$3,993	(a)

(a)Debt maturities include the Province Note fair value adjustment discussed above.

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

16. Pensions and Other Benefits

U. S. Steel has defined contribution or multi-employer retirement benefits for more than half of its North American employees and non-contributory defined benefit pension plans covering the remaining North American employees. In the United States, benefits under the defined benefit pension plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. In addition, pension benefits for most salaried employees in the United States under these plans are based upon a percent of total career pensionable earnings. Most salaried employees in the United States, including those not participating in the defined benefit pension plans of the Company, participate in defined contribution plans
(401(k) plans) whereby the Company matches a certain percentage of salary based on the amount contributed by the participant. For those without defined benefit coverage, the Company also provides a retirement account benefit based on salary and attained age. The main U. S. Steel defined benefit pension plan was closed to new participants in 2003. At December 31, 2013, approximately 60 percent of U. S. Steel’s union employees in the United States are covered by the Steelworkers Pension Trust (SPT), a multi-employer pension plan, to which U. S. Steel contributes on the basis of a fixed dollar amount for each hour worked.

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

	Pension Benefits		Other Benefits
(In millions)	2013	2012	2013	2012
Change in benefit obligations
Benefit obligations at January 1	$11,347	$10,770	$3,940	$4,186
Service cost	128	118	27	28
Interest cost	403	467	141	170
Plan amendments	—	29	—	(522)
Actuarial losses (gains)	(421)	848	(420)	375
Exchange rate loss (gain)	(234)	81	(55)	19
Settlements, curtailments and termination benefits	(16)	(28)	—	—
Benefits paid	(950)	(938)	(255)	(316)
Benefit obligations at December 31	$10,257	$11,347	$3,378	$3,940
Change in plan assets
Fair value of plan at January 1	$8,659	$8,353	$1,732	$1,473
Actual return on plan assets	1,363	945	346	196
Employer contributions	226	234	10	76
Exchange rate gain (loss)	(187)	56	—	—
Benefits paid from plan assets	(939)	(929)	(118)	(13)
Fair value of plan assets at December 31	$9,122	$8,659	$1,970	$1,732
Funded status of plans at December 31	$(1,135)	$(2,688)	$(1,408)	$(2,208)

Amounts recognized in accumulated other comprehensive loss:

		2013
(In millions)	12/31/2012	Amortization	Activity	12/31/2013
Pensions
Prior Service Cost	$99	$(24)	$1	$76
Actuarial losses	4,656	(367)	(1,165)	3,124
Other Benefits
Prior Service Cost	(180)	13	—	(167)
Actuarial Losses	613	(31)	(632)	(50)

As of December 31, 2013 and 2012, the following amounts were recognized in the balance sheet:

	Pension Benefits		Other Benefits
(In millions)	2013	2012	2013	2012
Noncurrent assets	$23	$11	$—	$—
Current liabilities	(298)	(245)	(337)	(360)
Noncurrent liabilities	(860)	(2,454)	(1,071)	(1,848)
Accumulated other comprehensive loss (a)	3,200	4,755	(217)	433
Net amount recognized	$2,065	$2,067	$(1,625)	$(1,775)

(a)
Accumulated other comprehensive loss effects associated with accounting for pensions and other benefits in accordance with ASC Topic 715 at December 31, 2013 and December 31, 2012, respectively, are reflected net of tax of $886 million and $1,568 million respectively, on the Statement of Stockholders’ Equity.

The Accumulated Benefit Obligation (ABO) for all defined benefit pension plans was $9,798 million and $10,817 million at December 31, 2013 and 2012, respectively.

	December 31,
(In millions)	2013	2012
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligations (ABO)	$(9,685)	$(10,782)
Aggregate projected benefit obligations (PBO)	(10,144)	(11,313)
Aggregate fair value of plan assets	8,986	8,614

The aggregate ABO in excess of plan assets reflected above is included in the payroll and benefits payable and employee benefits lines on the balance sheet.

Following are the details of net periodic benefit costs related to Pension and Other Benefits:

	Pension Benefits			Other Benefits
(In millions)	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$128	$118	$111	$27	$28	$25
Interest cost	403	467	511	141	170	209
Expected return on plan assets	(611)	(614)	(623)	(131)	(117)	(105)
Amortization - prior service costs	24	22	21	(13)	11	25
- actuarial losses	367	352	352	31	8	5
Net periodic benefit cost, excluding below	311	345	372	55	100	159
Multiemployer plans (a)	74	70	65	—	—	—
Settlement, termination and curtailment (gains)/losses	11	(3)	6	—	—	—
Net periodic benefit cost	$396	$412	$443	$55	$100	$159

(a)	Primarily represents pension expense for the SPT covering USW employees hired from National Steel Corporation and new USW employees hired after May 21, 2003.

Prior to the 2012 Labor Agreements, profit-based amounts were used to reduce retiree medical premiums. This amount was recognized on a deferred basis and estimated as part of the actuarial calculations used to derive Other Benefit expense. Other Benefit expense in 2012 and 2011 included approximately $40 million in costs to reflect the profit-based payments.

Net periodic benefit cost for pensions and other benefits is projected to be approximately $330 million and approximately $15 million, respectively, in 2014. The pension cost projection includes $78 million of contributions to the SPT. The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2014 are as follows:

(In millions)	Pension Benefits 2014	Other Benefits 2014
Amortization of actuarial loss/(gain)	$282	$(13)
Amortization of prior service cost	22	(3)
Total recognized from accumulated other comprehensive income	$304	$(16)

Assumptions used to determine the benefit obligation at December 31 and net periodic benefit cost for the year ended December 31 are detailed below:

	Pension Benefits				Other Benefits
	2013		2012		2013		2012
	U.S.	International	U.S.	International	U.S.	International	U.S.	International
Actuarial assumptions used to determine benefit obligations at December 31:
Discount rate	4.50%	4.50%	3.75%	3.75%	4.50%	4.50%	3.75%	3.75%
Increase in compensation rate	4.00%	3.00%	4.00%	3.00%	4.00%	3.00%	4.00%	3.00%

	Pension Benefits
	2013		2012		2011
	U.S.	International	U.S.	International	U.S.	International
Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31:
Discount rate	3.75%	3.75%	4.50%	4.50%	5.00%	5.00%
Expected annual return on plan assets	7.75%	7.25%	7.75%	7.25%	8.00%	7.50%
Increase in compensation rate	4.00%	3.00%	4.00%	3.00%	4.00%	3.00%

	Other Benefits
	2013		2012		2011
	U.S.	International	U.S.	International	U.S.	International
Discount rate	3.75%	3.75%	4.50%	4.50%	5.00%	5.00%
Expected annual return on plan assets	7.75%	n/a	7.75%	n/a	8.00%	n/a
Increase in compensation rate	4.00%	3.00%	4.00%	3.00%	4.00%	3.00%

The discount rate reflects the current rate at which the pension and other benefit liabilities could be effectively settled at the measurement date. In setting the domestic rates, we utilize several AAA and AA corporate bond indices as an indication of interest rate movements and levels. Based on this evaluation at December 31, 2013, U. S. Steel increased the discount rate used to measure both domestic Pension and Other Benefits obligations to 4.5 percent. For USSC benefit plans, a discount rate was selected through a similar review process using Canadian bond rates and indices and at December 31, 2013, U. S. Steel increased the discount rate to 4.5 percent for its Canadian-based pension and other benefits.

At December 31, 2013, due to a periodic review of the plans' mortality experience, the Company updated the mortality table used to calculate its main U.S. defined benefit pension and other postretirement benefit liabilities for formerly represented retirees. Previously, custom mortality tables based on plan experience, with no future mortality improvement, were used. As a result of the study, the prior table now assumes mortality improvement of 7 years from the date of liability measurement for this population and increased our projected benefit obligations by approximately $350 million.

	2013		2012
Assumed health care cost trend rates at December 31:	U.S.	Canada	U.S.	Canada
Health care cost trend rate assumed for next year	7.00%	6.00%	7.00%	6.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2018	2017	2017

A one-percentage-point change in the assumed return on plan assets, discount rate or health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Expected return on plan assets
Incremental (decrease) increase in:
Net periodic pension costs for 2014	$(100)	$100
Discount rate
Incremental (decrease) increase in:
Net periodic pension & other benefits costs for 2014	$(39)	$55
Pension & other benefits liabilities at December 31, 2013	$(1,191)	$1,418
Health care cost escalation trend rates
Incremental increase (decrease) in:
Other postretirement benefit obligations	$191	$(161)
Service and interest costs components	$10	$(8)

U. S. Steel reviews its own actual historical rate experience and expectations of future health care cost trends to determine the escalation of per capita health care costs under U. S. Steel’s benefit plans. About two thirds of our costs for the domestic USW participants’ retiree health benefits in the Company’s main domestic benefit plan are limited to a per capita dollar maximum calculation based on 2006 base year actual costs incurred under the main U. S. Steel benefit plan for USW participants (cost cap). The full effect of the cost cap was deferred in the 2012 Labor Agreements until 2015. After 2015, the Company’s costs for a majority of USW retirees and their dependents are expected to remain fixed with the application of the cost cap and as a result, the cost impact of health care escalation for the Company is projected to be limited for this group.

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

Plan Assets
ASC Topic 820 on fair value measurements includes a three-tier hierarchy as a framework for the inputs used in measuring fair value. The categories for determining fair market value are summarized below:

•Level 1 – quoted prices in active markets for identical investments
•Level 2 – other significant and observable comparable investments (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)
•Level 3 – investments lacking easily comparable data (including the plan’s own assumptions in determining the fair value of investments)

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

An instrument’s level is based on the lowest level of any input that is significant to the fair value measurement. Investments in investment trusts and exchange-traded funds are valued using a market approach at the closing price reported in an active market. Short term investments are valued at amortized cost which approximates fair value due to the short-term maturity of the instruments. Equity Securities – U.S. and Equity Securities – Foreign are valued at the closing price reported on the active exchange on which the individual securities are traded. Government Bonds – U.S. are valued by accepting a price from a public pricing source. Investments in Internally Managed Partnerships are valued using a market approach at the net asset value of units held, however investment opportunities in these partnerships are restricted to the benefit plans of U. S. Steel, its subsidiaries and current and former affiliates. Investments in non-public investment partnerships and pooled funds are valued using a market approach based on the aggregated value of the underlying investments. Government Bonds – Foreign, Debt Securities – U.S. and Debt Securities – Foreign are valued by accepting a price from a public pricing source or broker quotes. Private Equities are valued using information provided by external managers for each individual investment held in the fund. In 2013, real estate investments were valued using information provided by external managers. Timberland investments (and real estate investments in 2012) are either appraised or valued using the investment managers’ assessment of the assets within the fund. Mineral Interests are valued at the present value of estimated future cash flows discounted at estimated market rates for assets of similar quality and duration.

The following is a summary of U. S. Steel’s Pension plan assets carried at fair value at December 31, 2013 and 2012:

	Fair Value Measurements at December 31, 2013 (in millions)
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Classes
Interest in Internally Managed Partnership – Fixed Income(a)	$1,830	$—	$1,830	$—
Interest in Internally Managed Partnership – Equity(b)	3,658	—	3,658	—
Interest in Investment Partnerships(c)	823	—	823	—
Equity securities – Foreign(d)	444	444	—	—
Pooled funds(e)	540	—	540	—
Timberlands	302	—	—	302
Private equities	306	—	—	306
Real estate	301	—	—	301
Other(f)	918	458	456	4
Total	$9,122	$902	$7,307	$913

(a)
UCF Fixed Income Fund LP – a Delaware limited partnership that offers interests to employee benefit plans for which United States Steel and Carnegie Pension Fund (UCF) acts as trustee, investment advisor and/or investment manager. Looking through the limited partnership, the plan’s holdings are as follows:

Debt Securities – U.S.	$1,127
Government Bonds – U.S.	629
Agency Mortgages	65
Other	9
Total	$1,830

(b)
UCF Equity Fund LP – a Delaware limited partnership that offers interests to employee benefit plans for which UCF acts as trustee, investment advisor and/or investment manager. Looking through the limited partnership, the plan’s holdings are as follows:

Equity Securities – U.S.	$3,346
Equity Securities – Foreign	181
Investment sales receivable	130
Other	1
Total	$3,658

(c)	Private investment partnerships whose investment objectives are to achieve long-term capital appreciation by investing in global equity markets.

(d)	Includes investments held in a diversified portfolio of Canadian equity securities with no single sector representing more than 30 percent of the portfolio by value.

(e)	Investments in funds incorporated in Canada that invest in diversified portfolios of global debt and equity securities.

(f)
Asset categories that are greater than 3% of investments at fair value are disclosed separately. All Other includes interests in investment trusts, exchange-traded funds, equity securities – U.S., short-term investments, government bonds - foreign, debt securities – foreign, mineral interests and miscellaneous receivables and payables.

	Fair Value Measurements at December 31, 2012 (in millions)
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Classes
Interest in Internally Managed Partnership – Fixed Income(a)	$1,688	$—	$1,688	$—
Interest in Internally Managed Partnership – Equity(b)	3,491	—	3,491	—
Interest in Investment Partnerships(c)	608	—	608	—
Equity securities – Foreign(d)	482	482	—	—
Government bonds – Foreign(e)	499	—	499	—
Pooled funds(f)	312	—	312	—
Private equities	342	—	—	342
Real estate	300	—	—	300
Other(g)	937	503	193	241
Total	$8,659	$985	$6,791	$883

(a)
UCF Fixed Income Fund LP - a Delaware limited partnership that offers interests to employee benefit plans for which UCF acts as trustee, investment advisor and/or investment manager. Looking through the limited partnership, the plan’s holdings are as follows:

Debt Securities – U.S.	$1,112
Government Bonds – U.S.	473
Agency Mortgages	85
Other	18
Total	$1,688

(b)
UCF Equity Fund LP - a Delaware limited partnership that offers interests to employee benefit plans for which UCF acts as trustee, investment advisor and/or investment manager. Looking through the limited partnership, the plan’s holdings are as follows:

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

The following table sets forth a summary of changes in the fair value of U. S. Steel’s Pension plan Level 3 assets for the years ended December 31, 2013 and 2012 (in millions):

	Other (Level 3 assets only)
	2013	2012
Balance at beginning of period	$883	$850
Transfers in and/or out of Level 3	—	—
Actual return on plan assets:
Realized gain	89	69
Net unrealized gain	45	8
Purchases, sales, issuances and settlements:
Purchases	102	98
Sales	(206)	(142)
Balance at end of period	$913	$883

The following is a summary of U. S. Steel’s Other Benefits plan assets carried at fair value at December 31, 2013 and 2012:

	Fair Value Measurements at December 31, 2013 (in millions)
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Classes
Interest in Internally Managed Partnership – Fixed Income (a)	$513	$—	$513	$—
Interest in Internally Managed Partnership – Equity(b)	1,190	—	1,190	—
Interest in Investment Partnerships(c)	131	—	131	—
All Other(d)	136	37	—	99
Total	$1,970	$37	$1,834	$99

(a)
UCF Fixed Income Fund LP – a Delaware limited partnership that offers interests to employee benefit plans for which UCF acts as trustee, investment advisor and/or investment manager. Looking through the limited partnership, the plan’s holdings are as follows:

Debt Securities – U.S.	$308
Government Bonds – U.S.	172
Agency Mortgages	18
Partner contribution receivable	19
Other	(4)
Total	$513

(b)
UCF Equity Fund LP – a Delaware limited partnership that offers interests to employee benefit plans for which UCF acts as trustee, investment advisor and/or investment manager. Looking through the limited partnership, the plan’s holdings are as follows:

Equity Securities – U.S.	$1,081
Equity Securities – Foreign	59
Exchange-traded funds	42
Other	8
Total	$1,190

(c)	Private investment partnerships whose investment objectives are to achieve long-term capital appreciation by investing in global equity markets.

(d)
Asset categories that are greater than 3% of investments at fair value are disclosed separately. All Other includes short-term investments, exchange-traded funds, private equities, real estate, timberlands and miscellaneous receivables and payables.

	Fair Value Measurements at December 31, 2012 (in millions)
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Classes
Interest in Internally Managed Partnership – Fixed Income(a)	$468	$—	$468	$—
Interest in Internally Managed Partnership – Equity(b)	1,061	—	1,061	—
Interest in Investment Partnerships(c)	94	—	94	—
All Other(d)	109	38	—	71
Total	$1,732	$38	$1,623	$71

(a)
UCF Fixed Income Fund LP – a Delaware limited partnership that offers interests to employee benefit plans for which UCF acts as trustee, investment advisor and/or investment manager. Looking through the limited partnership, the plan’s holdings are as follows:

Debt Securities – U.S.	$308
Government Bonds – U.S.	131
Agency Mortgages	24
Other	5
Total	$468

(b)
UCF Equity Fund LP – a Delaware limited partnership that offers interests to employee benefit plans for which UCF acts as trustee, investment advisor and/or investment manager. Looking through the limited partnership, the plan’s holdings are as follows:

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

The following table sets forth a summary of changes in the fair value of U. S. Steel’s Other Benefits plan Level 3 assets for the years ended December 31, 2013 and 2012 (in millions):

	Other (Level 3 assets only)
	2013	2012
Balance at beginning of period	$71	$57
Transfers in and/or out of Level 3	—	—
Actual return on plan assets:
Realized gain	8	2
Net unrealized gain	6	3
Purchases, sales, issuances and settlements:
Purchases	29	17
Sales	(15)	(8)
Balance at end of period	$99	$71

U. S. Steel’s investment strategy for its U.S. pension and other benefits plan assets provides for a diversified mix of public equities, high quality bonds and selected smaller investments in private equities, investment trusts and partnerships, timber and mineral interests. For its U.S. Pension and Other Benefit plans, U. S. Steel has a target allocation for plan assets of 60 percent and 70 percent in equities, respectively, with the balance primarily invested in corporate bonds, Treasury bonds and government-backed mortgages. U. S. Steel believes that returns on equities over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds tend to offset some of the short-term volatility of stocks. Both equity and fixed-income investments are made across a broad range of industries and companies to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel will use a 7.75 percent assumed rate of return on assets for the development of net periodic cost for the main defined benefit pension plan and domestic OPEB plans in 2014. The 2014 assumed rate of return is the same as the rate of return used for 2013 domestic expense and was determined by taking into account the intended asset mix and some moderation of the historical premiums that fixed-income and equity investments have yielded above government bonds. Actual returns since the inception of the plans have exceeded this 7.75 percent rate and while recent annual returns have been volatile, it is U. S. Steel’s expectation that rates will achieve this level in future periods.

For USSC defined benefit pension plans, U. S. Steel’s investment strategy is similar to its strategy for U.S. plans, whereby the Company seeks a diversified mix of large and mid-cap equities, high quality corporate and government bonds and selected smaller investments with a target allocation for plan assets of 65 percent equities. U. S. Steel will use a 7.25 percent assumed rate of return on assets for the development of net periodic costs for the USSC defined benefit expense in 2014. This is lower than the U.S. pension plan assumption as subcategories within the asset mix are from a more limited investment universe and, as a result, have a lower expected return. The 2014 assumed rate of return is the same as the rate of return used for 2013 USSC expense.

Steelworkers Pension Trust
U. S. Steel participates in a multi-employer defined benefit pension plan, the Steelworkers Pension Trust (SPT). For most bargaining unit employees participating in the SPT, U. S. Steel contributes to the SPT a fixed dollar amount for each hour worked of $2.65; a rate agreed to as part of the 2012 Labor Agreements, which is set to expire on September 1, 2015. U. S. Steel’s contributions to the SPT represented greater than 5% of the total combined contributions of all employers participating in the plan for the years ended December 31, 2013, 2012 and 2011.

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

U. S. Steel’s participation in the SPT for the annual periods ended December 31, 2013, 2012 and 2011 is outlined in the table below.

	Employer Identification Number/ Pension Plan Number	Pension Protection Act Zone Status as of December 31(a)		FIP/RP Status Pending/ Implemented(b)	U.S. Steel Contributions (in millions)			Surcharge Imposed(c)		Expiration Date of Collective Bargaining Agreement
Pension Fund		2013	2012		2013	2012	2011	2013	2012
Steelworkers Pension Trust	23-6648508/499	Green	Green	No	$74	$69	$63	No	No	September 1, 2015

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

Cash Flows
Employer Contributions – In addition to the contributions to the Steelworkers Pension Trust noted in the table above, U. S. Steel made voluntary contributions in 2013 of $140 million to its main defined benefit pension plan, $82 million in required contributions to the USSC plans and $30 million of pension payments not funded by trusts. In 2012, U. S. Steel made a $140 million voluntary contribution to its main defined benefit pension plan, $94 million in required contributions to the USSC plans and $20 million of pension payments not funded by trusts.

Cash payments totaling $137 million and $303 million were made for other postretirement benefit payments not funded by trusts in 2013 and 2012, respectively. The decrease in cash benefit payments not funded by trusts is due to the conversion of our Medicare eligible USW retirees to a fully insured plan and the utilization of assets previously contributed to our trust for represented retiree health care on a voluntary basis to pay retiree benefits during 2013. In addition, in 2013, we made a $10 million contribution to our trust for represented retiree health care and life insurance benefits; however, the $75 million contribution to a restricted account within the same trust as required by collective bargaining agreements, that was due in December 2013 has been deferred until December 2016. U. S. Steel is similarly required to make $75 million contributions to that trust account during both 2014 and 2015 annual periods.

In conjunction with the acquisition of Stelco, now USSC, U. S. Steel assumed the pension plan funding agreement (the Pension Agreement) that Stelco had entered into with the Superintendent of Financial Services of Ontario (the Province) on March 31, 2006 that covers USSC’s four main pension plans. The Pension Agreement requires minimum contributions of C$70 million (approximately $67 million) per year in 2011 through 2015 plus additional annual contributions for benefit improvements, primarily related to union retiree indexing provisions. With the Hamilton Works and Lake Erie Works collective bargaining agreement settlements in 2011 and 2010, respectively, cost of living provisions are no longer provided through the pension plan covering former represented employees. The Pension Agreement remains in effect with its defined annual contributions as noted above until the earlier of full solvency funding for the four main plans or until December 31, 2015, when minimum funding requirements for the plans resume under the provincial pension legislation.

Estimated Future Benefit Payments – The following benefit payments, which reflect expected future service as appropriate, are expected to be paid from U. S. Steel’s defined benefit plans:

(In millions)	Pension Benefits	Other Benefits
2014	$955	$266
2015	808	285
2016	796	280
2017	789	241
2018	771	232
Years 2019 - 2023	3,563	1,077

Defined contribution plans
U. S. Steel also contributes to several defined contribution plans for its salaried employees. Approximately 66% of non-union salaried employees in North America receive pension benefits through a defined contribution pension plan with contribution percentages based on age, for which company contributions totaled $19 million, $17 million and $15 million in 2013, 2012 and 2011, respectively. U. S. Steel’s matching contributions to salaried employees’ defined contribution savings fund plans, which for the most part are based on a percentage of the employees’ contributions, totaled $23 million in 2013, $21 million in 2012 and $20 million in 2011. Most union employees are eligible to participate in a defined contribution savings fund plan where there is no company match on savings except for certain Canadian and Tubular hourly employees whose company contributions totaled $3 million in 2013 and 2012 and $2 million in 2011. U. S. Steel also maintains a supplemental thrift plan to provide benefits which are otherwise limited by the Internal Revenue Service for qualified plans. U. S. Steel’s costs under these defined contribution plans totaled $2 million in 2013, $1 million in 2012 and $2 million in 2011.
Other postemployment benefits
The Company provides benefits to former or inactive employees after employment but before retirement. Certain benefits including workers’ compensation and black lung benefits represent material obligations to the Company and under the guidance for nonretirement postemployment benefits, have historically been treated as accrued benefit obligations, similar to the accounting treatment provided for pensions and other benefits. APBO liabilities for these benefits recorded at December 31, 2013, totaled $122 million as compared to $102 million at

December 31, 2012. APBO amounts were developed assuming a discount rate of 4.50 percent and 3.75 percent at December 31, 2013 and 2012. Net periodic benefit cost for these benefits is projected to be $16 million in 2014 compared to $13 million in 2013 and $12 million in 2012. The projected cost in 2014 includes $1 million in unrecognized actuarial losses that will be recorded against accumulated other comprehensive income.

Pension Funding
In November 2013, U. S. Steel’s Board of Directors (the Board) authorized voluntary contributions to U. S. Steel’s trusts for pensions and other benefits of up to $300 million through the end of 2015.

In July 2012, pension stabilization legislation was enacted that includes a revised interest rate formula to be used to measure defined benefit pension obligations for calculating minimum annual contributions. The new interest rate formula results in higher interest rates for minimum funding calculations as compared to prior law over the next few years, which will improve the funded status of our main defined benefit pension plan and reduce minimum required contributions. U. S. Steel made voluntary contributions to our main U.S. defined benefit plan of $140 million in 2013 and 2012. U. S. Steel will likely make voluntary contributions of similar amounts in future periods in order to mitigate potentially larger mandatory contributions in later years. Assuming future asset performance consistent with our expected long-term earnings rate assumption of 7.75%, we anticipate that the pension stabilization legislation interest rate changes will allow us to continue to make voluntary contributions of approximately $140 million per year through 2015 before we could be required to contribute more than that amount should the current low interest rate environment persist.

17. Asset Retirement Obligations

U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs for the years ended December 31, 2013 and 2012:

	December 31,
(In millions)	2013	2012
Balance at beginning of year	$33	$38
Additional obligations incurred	28	2
Obligations settled	(7)	(9)
Accretion expense	5	2
Balance at end of period	$59	$33

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

The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Investments and long-term receivables (a)	$63	$63	$39	$39
Financial liabilities:
Debt (b)	$4,198	$3,904	$4,113	$3,902
(a)Excludes equity method investments.
(b)Excludes borrowings under the RPA and capital lease obligations.

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

Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees see Note 24.

19.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(in millions) (a)	Pension and Other Benefit Items		Foreign Currency Items		Total
Balance at December 31, 2011	$(3,598)		$231		$(3,367)
Other comprehensive income (loss) before reclassifications	(278)		114		(164)
Amounts reclassified from AOCI (b)	263		—		263
Net current-period other comprehensive income	(15)		114		99
Balance at December 31, 2012	$(3,613)		$345		$(3,268)
Other comprehensive income (loss) before reclassifications	1,220		52		1,272
Amounts reclassified from AOCI	266	(b)	(22)	(c)	244
Net current-period other comprehensive income	1,486		30		1,516
Balance at December 31, 2013	$(2,127)		$375		$(1,752)
(a)All amounts are net of tax. Amounts in parentheses indicate debits.
(b)See table below for further details.
(c)Included in Income tax (benefit) provision line on the Consolidated Statement of Operations

		Amount reclassified from AOCI
(In millions) (a)	Details about AOCI components	2013	2012
	Amortization of pension and other benefit items
	Prior service costs	$(11)	$(33)	(b)
	Actuarial gains/(losses)	(398)	(360)	(b)
	Total before tax	(409)	(393)
	Tax benefit	143	130
	Net of tax	$(266)	$(263)
(a)Amounts in parentheses indicate debits to income/loss.

(b)	These AOCI components are included in the computation of net periodic benefit cost (see Note 16 for additional details).

20. Supplemental Cash Flow Information

(In millions)	2013	2012	2011
Net cash used in operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(238)	$(239)	$(222)
Income taxes (paid) refunded	$(20)	$(71)	$13
Non-cash investing and financing activities:
Change in accrued capital expenditures	$(14)	$(52)		(a)
Assets acquired under capital lease	$—	$35	$—
U. S. Steel common stock issued for employee stock plans	$—	$2	$—
(a)The change in accrued capital expenditures was insignificant for the year ended December 31, 2011.

21. Transactions with Related Parties

Net sales to related parties and receivables from related parties primarily reflect sales of steel products to equity investees. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $1,155 million, $1,303 million and $1,258 million in 2013, 2012 and 2011, respectively.

Purchases from related parties for outside processing services provided by equity investees amounted to $67 million, $58 million and $54 million during 2013, 2012 and 2011, respectively. Purchases of iron ore pellets from related parties amounted to $246 million, $298 million and $215 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $70 million and $75 million at December 31, 2013 and 2012, respectively for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $3 million at both December 31, 2013 and 2012.

22. Leases

Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having initial non-cancelable lease terms in excess of one year are as follows:

(In millions)	Capital Leases	Operating Leases
2014	$5	$76
2015	5	71
2016	5	63
2017	5	45
2018	5	14
Later years	26	31
Sublease rentals	—	—
Total minimum lease payments	$51	$300
Less imputed interest costs	16
Present value of net minimum lease payments included in long-term debt (see Note 14)	$35

Operating lease rental expense:

(In millions)	2013	2012	2011
Minimum rentals	$111	$91	$95
Contingent rentals	11	12	11
Sublease rentals	—	—	—
Net rental expense	$122	$103	$106

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

23. Restructuring and Other Charges

During the fourth quarter of 2013, the Company implemented certain headcount reductions and production facility closures related to our iron and steelmaking facilities at Hamilton Works in Canada, barge operations related to Warrior and Gulf Navigation (WGN) in Alabama and administrative headcount reductions at our Hamilton Works and Lake Erie Works also in Canada. We closed our iron and steelmaking facilities at Hamilton Works effective December 31, 2013. Charges for restructuring and ongoing cost reduction initiatives are recorded in the period the Company commits to a restructuring or cost reduction plan, or executes specific actions contemplated by the plan and all criteria for liability recognition have been met. Charges related to the restructuring and cost reductions include severance costs, accelerated depreciation and other closure costs. These costs are not included in the measure of segment performance for any of our reportable segments (see Note 3). There were no such similar charges in 2012 or 2011.
The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring and other cost reduction programs during the year ended December 31, 2013 were as follows:

	Severance		Exit		Accelerated
(in millions)	Accrual		Costs		Depreciation

Balance at December 31, 2012	$—		$—		$—

Additional charges	16	(a)	6	(b)	222	(c)
Cash payments/utilization	—		—		(222)
Other adjustments and re-classes	—		—		—

Balance at December 31, 2013	$16		$6		$—
(a) Amount relates to charges recognized for severance benefits for approximately 180 employees terminated at Hamilton Works and Lake Erie Works and excludes associated pension curtailment charges of approximately $4 million (see Note 16).
(b) Amount relates to exit costs associated with the closure of the WGN.
(c) Accelerated depreciation charges are related to the closure of the iron and steelmaking facilities at Hamilton Works and assets related to WGN.

Accrued liabilities for restructuring and other cost reduction programs are included in the following balance sheet lines:

(in millions)	December 31, 2013	December 31, 2012
Accounts payable	$6	$—
Payroll and benefits payable	8	—
Employee benefits	8	—
Total	$22	$—

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

Asbestos matters – As of December 31, 2013, U. S. Steel was a defendant in approximately 720 active cases involving approximately 3,320 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). About 2,560, or approximately 77 percent, of these claims are currently pending in jurisdictions which permitted filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During 2013, U. S. Steel paid approximately $11 million in settlements. These settlements and other dispositions resolved approximately 250 claims. New case filings in 2013 added approximately 240 claims. At December 31, 2012, U. S. Steel was a defendant in approximately 790 active cases involving approximately 3,330 plaintiffs. During 2012, U. S. Steel paid approximately $15 million in settlements. These settlements and other dispositions resolved approximately 190 claims. New case filings in 2012 added approximately 285 claims. Most claims filed in 2013 and 2012 involved individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.

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

These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 270 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases where the plaintiffs can prove mesothelioma.
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

Environmental Matters – U. S. Steel is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. Changes in accrued liabilities for remediation activities where U. S. Steel is identified as a named party are summarized in the following table:

	Twelve Months Ended December 31,
(In millions)	2013	2012
Beginning of period	$203	$206
Accruals for environmental remediation deemed probable and reasonably estimable	45	13
Payments	(15)	(16)
End of period	$233	$203

Accrued liabilities for remediation activities are included in the following balance sheet lines:

(In millions)	December 31, 2013	December 31, 2012
Accounts payable	$17	$21
Deferred credits and other noncurrent liabilities	216	182
Total	$233	$203

Expenses related to remediation are recorded in cost of sales and totaled $45 million, $13 million and $36 million for the years ended December 31, 2013, 2012 and 2011, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 10 to 25 percent.

Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

(1)Projects with Ongoing Study and Scope Development are those projects which are still in the study and development phase. For these projects the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible.

(2)Significant Projects with Defined Scope are those projects with significant accrued liabilities, a defined scope and little likelihood of significant additional costs.

(3)Other Projects are those projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel.

Projects with Ongoing Study and Scope Development – There are five environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are four Resource Conservation and Recovery Act (RCRA) programs (at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI) and the Fairless Plant) and a voluntary remediation program at the former steelmaking plant at Joliet, Illinois. As of December 31, 2013, accrued liabilities for these projects totaled $2 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $25 million to $40 million.

Significant Projects with Defined Scope – As of December 31, 2013, a total of $54 million was accrued for projects at or related to Gary Works where the scope of work is defined.

An additional project with defined scope greater than or equal to $5 million consists of a project at U. S. Steel’s former Geneva Works in Geneva, Utah. As of December 31, 2013, the accrued liability for this project totaled $64 million. U. S. Steel does not expect material additional costs related to this project.

Additionally, the expanded scope of the St. Louis Estuary and Upland project and SWMU #4 project at UPI were defined in the fourth quarter of 2013 and a $32 million charge and $7 million charge, respectively, was recorded for the remediation. As of December 31, 2013, the accrued liability for these projects totaled $52 million and $7 million, respectively.

Other Projects – There are six other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at December 31, 2013 was $13 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at December 31, 2013 was $7 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $28 million at December 31, 2013 and were based on known scopes of work.

Administrative and Legal Costs – As of December 31, 2013, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 2013 and 2012, such capital expenditures totaled $64 million and $53 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
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
The European Commission (EC) has created an Emissions Trading System (ETS) and starting in 2013, the ETS began to employ centralized allocation, rather than national allocation plans, that are more stringent than the previous requirements. The ETS also includes a cap designed to achieve an overall reduction of GHGs for the ETS sectors of 21% in 2020 compared to 2005 emissions and auctioning as the basic principle for allocating emissions allowances, with some transitional free allocation provided on the basis of benchmarks for manufacturing industries under risk of carbon leakage. Manufacturing of sinter, coke oven products, basic iron and steel, ferro-alloys and cast iron tubes have all been recognized as exposing companies to a significant risk of carbon leakage, but the ETS is still expected to lead to additional costs for steel companies in Europe. The EU has imposed limitations under the ETS for the period 2013-2020 (Phase III) that are more stringent than those in NAP II, reducing the number of free allowances granted to companies to cover their CO2 emissions.
In September of 2013, the EC issued EU wide legislation further reducing the expected free allocation for Phase III by an average of approximately 12% for the Phase III period. The final allocation for the Phase III period that we received in January is approximately 48 million allowances. Based on 2013 emission intensity levels and projected future production levels and as a result of carryover allowances from the NAP II period, we do not currently expect to need to purchase credits until 2019 and currently estimate a shortfall of 14 million allowances for the Phase III period. However, due to a number of variable factors such as the future market value of allowances, future production levels and future emission intensity levels, we cannot reliably estimate the full cost of complying with the ETS regulations at this time.
On May 13, 2010, the EPA published its final Greenhouse Gas Tailoring Rule establishing a mechanism for regulating GHG emissions from facilities through the Clean Air Act’s Prevention of Significant Deterioration (PSD) permitting process. U. S. Steel reported its emissions under these rules in accordance with the regulation and its deadlines. Since 2011, new projects that increase GHG emissions by more than 75,000 tons per year have new PSD requirements based on best available control technology (BACT), but only if the project also significantly increases emissions of at least one non-GHG pollutant. Only existing sources with Title V permits or new sources obtaining Title V permits for non-GHG pollutants will also be required to address GHG emissions. As of July 1, 2011, new sources not already subject to Title V requirements that emit over 100,000 tons per year, or modifications to existing permits that increase GHG emissions by more than 75,000 tons per year, are subject to PSD and Title V requirements. On November 17, 2010 the EPA issued its “PSD and Title V Permitting Guidance for Greenhouse Gases” and “Available and Emerging Technologies for Reducing Greenhouse Gas Emissions from the Iron and Steel Industry.” With this guidance, EPA intends to help state and local air permitting authorities identify GHG reductions under the CAA. Additionally, the EPA revised the National Ambient Air Quality Standards (NAAQS) for nitrogen oxide, sulfur dioxide and lead in 2010 and is in the process of revising the NAAQS for 2.5 micron particulate matter, ozone and sulfur dioxides.
It is impossible to estimate the timing or impact of these or other future government action on U. S. Steel, although it could be significant. Such impacts may include substantial capital expenditures, costs for emission allowances, restriction of production, and higher prices for coking coal, natural gas and electricity generated by carbon based systems.
European Union (EU) Environmental Requirements – Slovakia is currently considering a law implementing an EU Waste Framework Directive that would more strictly regulate waste disposal and increase fees for waste disposed of in landfills including privately owned landfills. The intent of the waste directive is to encourage recycling but because Slovakia has not adopted implementing legislation, we cannot estimate the full financial impact of this prospective legislation at this time.
The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BATs) to reduce environmental impacts as well as compliance with BAT associated emission levels. This directive includes operational requirements for air emissions, wastewater discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Producers will be required to be in compliance with the iron and steel BAT by March 8, 2016, unless specific extensions are granted by the Slovak environmental authority. We are currently evaluating the costs of complying with BAT, but our most recent broad estimate of likely capital expenditures is $200 million to $250 million over the 2014 to 2016 period. This amount has been reduced from prior estimates due to the exclusion of a project to upgrade our boilers at the power plant, which is discussed separately below, and because we now believe we can comply with certain of the BAT parameters without capital investments due to improved maintenance and operating practices. We are currently investigating the possibility of obtaining EU grants to fund a portion of these capital expenditures. We also believe there will be increased operating costs, such as increased energy and maintenance costs, but we are currently unable to reliably estimate them.
Due to other EU legislation, we will be required to make changes to the boilers at our steam and power generation plant in order to comply with stricter air emission limits. In January of 2014, the operation of USSK's boilers was approved by the EC as part of Slovakia's Transitional National Plan (TNP) for bringing all boilers in Slovakia into BAT compliance by no later than 2020. The TNP establishes parameters for determining the date by which specific boilers are required to reach compliance with the new air standards, which has been determined to be October 2017 for our boilers. This gives us the flexibility of delaying the completion of the project to upgrade our boilers to no later than that date, although we may choose to accelerate the implementation of this project in order to qualify for supplementary support payments as part of Slovakia’s renewable energy program. This will result in a reduction in electricity costs once the project is completed. The current projected cost to reconstruct one existing boiler and build one new boiler to achieve compliance is broadly estimated at $150 million.
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

While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions and there can be questions as to the applicability of more general indemnification provisions to environmental matters. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $233 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $29 million (which includes the recorded liability of $22 million noted below) at December 31, 2013. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.
During the third quarter of 2013, U. S. Steel recorded a pretax charge of $22 million to net interest and other financial costs (see Note 5) to record a liability related to a guarantee of debt of an unconsolidated equity investment for which payment by U. S. Steel is probable. The $22 million is the maximum amount U. S. Steel would be obligated to pay as the guarantor and represents the fair value of the obligation at December 31, 2013.
Antitrust Class Actions – In a series of lawsuits filed in federal court in the Northern District of Illinois beginning September 12, 2008, individual direct or indirect buyers of steel products have asserted that eight steel manufacturers, including U. S. Steel, conspired in violation of antitrust laws to restrict the domestic production of raw steel and thereby to fix, raise, maintain or stabilize the price of steel products in the United States. The cases are filed as class actions and claim damages related to steel product purchases during the time period of April 1, 2005 to December 31, 2007.  A hearing on class certification is expected during the first quarter of 2014. U. S. Steel is vigorously defending these lawsuits and does not believe that it is probable a liability regarding these matters has been incurred. We are unable to estimate a range of possible loss at this time.
EPA Region V Federal Lawsuit – On August 1, 2012, the U.S. government, joined by the States of Illinois, Indiana and Michigan, filed a complaint in the Northern District of Indiana alleging various CAA and State air regulatory violations that were to have allegedly occurred at Gary Works, Granite City Works, and Great Lakes Works, our three integrated iron and steel facilities located in EPA Region V. The Complaint alleges that Gary Works failed to obtain the proper pre-construction permit for a routine reline of its Blast Furnace No. 4 in 1990, and that the three facilities failed to meet certain operational, maintenance, opacity, and recordkeeping requirements under the CAA and its implementing regulations. The Complaint requests relief in the form of statutory penalties for each violation and for injunctive relief. U. S. Steel believes that the claims asserted in the Complaint are not justified and are without statutory foundation. On September 21, 2012, U. S. Steel filed a motion to dismiss the U.S. government’s claims for relief regarding the 1990 reline of the Gary Blast Furnace No. 4 and filed an answer to the remaining allegations in the Complaint. On August 21, 2013, the district court issued an Opinion and Order, granting in part, and denying in part, the Motion to Dismiss. The court granted the Motion to Dismiss with respect to penalties such that the government is barred from seeking any civil penalties. However, the court denied our Motion to Dismiss with respect to injunctive relief. On September 6, 2013, U. S. Steel filed a Motion for Reconsideration to the district court with respect to its denial of the Motion to Dismiss regarding injunctive relief. On November 5, 2013, the Court heard oral arguments regarding U. S. Steel’s Motion for Reconsideration and to date, no ruling has been issued. In the interim, the parties are continuing with discovery. Fact discovery is being completed in three phases, consisting of one phase for each facility. The first phase of fact discovery, regarding Granite City Works, was completed on December 20, 2013. U. S. Steel will continue to vigorously defend against these claims. At this time, the potential outcome is not reasonably estimable.
Randle Reef – The Canadian and Ontario governments have identified for remediation a sediment deposit, commonly referred to as Randle Reef, in Hamilton Harbor near USSC’s Hamilton Works, for which the regulatory agencies estimate expenditures with a net present value of approximately C$120 million (approximately $113 million). The national and provincial governments have each allocated C$40 million (approximately $38 million) for this project. Local sources, including industry, have also agreed to provide funding of C$40 million (approximately $38 million) for this project. USSC has committed to contribute approximately 11,000 tons of hot rolled steel and to fund C$2 million (approximately $2 million). The C$2 million (approximately $2 million) was contributed in 2013 and the steel contribution is expected to be made in 2014. As of December 31, 2013, the remaining contribution commitment is reflected on USSC's balance sheet as a current liability of approximately C$8 million (approximately $8 million).
Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $15 million at December 31, 2013). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $166 million as of December 31, 2013, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by our Receivables Purchase Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $81 million at December 31, 2013, of which less than $1 million was classified as current, and $181 million at December 31, 2012, of which $5 million was classified as current. Restricted cash at December 31, 2013 also includes $43 million to fund certain capital projects at Gary Works, our Clairton Plant and Granite City Works. The proceeds become unrestricted as capital expenditures for these projects are made.
Capital Commitments – At December 31, 2013, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $151 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

2014	2015	2016	2017	2018	Later years	Total
$854	$644	$411	$326	$296	$1,443	$3,974

The majority of U. S. Steel’s unconditional purchase obligations relate to the supply of industrial gases, certain energy and utility services with terms ranging from two to 15 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply 90 percent to 105 percent of the expected annual capacity of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of December 31, 2013, a maximum default payment of approximately $250 million would apply if U. S. Steel terminates the agreement.

Total payments relating to unconditional purchase obligations were approximately $750 million in 2013, $730 million in 2012 and $740 million in 2011.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	2013				2012
(In millions, except per share data)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Net sales	$4,269	$4,131	$4,429	$4,595	$4,487	$4,652	$5,017	$5,172
Segment income (loss) from operations:
Flat-rolled	87	82	(51)	(13)	11	29	177	183
USSE(a)	12	(32)	10	38	7	27	34	(34)
Tubular	32	49	45	64	32	102	103	129
Total reportable segments	$131	$99	$4	$89	$50	$158	$314	$278
Other Businesses	15	14	43	5	9	13	16	17
Items not allocated to segments	(375)	(1,815)	(54)	(56)	(54)	(109)	(77)	(368)
Total (loss) income from operations	$(229)	$(1,702)	$(7)	$38	$5	$62	$253	$(73)
Net income (loss)	270	(1,791)	(78)	(73)	(51)	44	101	(219)
Net income (loss) attributable to United States Steel Corporation	$270	$(1,791)	$(78)	$(73)	$(50)	$44	$101	$(219)
Common stock data
Net income (loss) per share attributable to United States Steel Corporation
- Basic	$1.87	$(12.38)	$(0.54)	$(0.51)	$(0.35)	$0.30	$0.70	$(1.52)
- Diluted	$1.75	$(12.38)	$(0.54)	$(0.51)	$(0.35)	$0.28	$0.62	$(1.52)
Dividends paid per share	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05
Price range of common stock
- Low	$20.44	$16.86	$15.80	$19.19	$18.74	$17.80	$17.67	$24.78
- High	$30.47	$21.68	$19.70	$26.29	$24.78	$23.84	$30.66	$32.52

(a)	Includes the results of U. S. Steel Serbia through the disposition date of January 31, 2012. See Note 4 to the Consolidated Financial Statements.

SUPPLEMENTARY INFORMATION ON MINERAL RESERVES OTHER THAN OIL AND GAS

(Unaudited)

Mineral Reserves

U. S. Steel operates two surface iron ore mining complexes in Minnesota consisting of the Minntac Mine and Pellet Plant and the Keetac Mine and Pellet Plant. U. S. Steel owns interests in the iron ore mining assets of Tilden Mining Company, L.C. and Hibbing Taconite Company.

The following table provides a summary of our reserves and minerals production by mining complex:

	Proven and Probable Reserves As of December 31, 2013			Production
(Millions of short tons)	Owned	Leased	Total	2013	2012	2011
Iron ore pellets:
Minntac Mine and Pellet Plant	125	416	541	16.1	15.6	15.6
Keetac Mine and Pellet Plant	19	373	392	5.6	5.8	5.5
Tilden Mining Company, L.C.*	40	—	40	1.1	1.5	1.4
Hibbing Taconite Company*	—	12	12	1.3	1.4	1.3
Total	184	801	985	24.1	24.3	23.8

*	Represents U. S. Steel’s proportionate share of proven and probable reserves and production as these investments are unconsolidated equity affiliates.

Iron Ore Reserves
Reserves are defined by SEC Industry Standard Guide 7 as that part of a mineral deposit that could be economically and legally extracted and produced at the time of the reserve determination. The estimate of proven and probable reserves is of recoverable tons. Recoverable tons mean the tons of product that can be used internally or delivered to a customer after considering mining and beneficiation or preparation losses. Neither inferred reserves nor resources that exist in addition to proven and probable reserves were included in these figures. At December 31, 2013, all 985 million tons of proven and probable reserves are assigned, which means that they have been committed by U. S. Steel to its operating mines and are of blast furnace pellet grade.

U. S. Steel estimates its iron ore reserves using exploration drill holes, physical inspections, sampling, laboratory testing, 3-D computer models, economic pit analysis and fully-developed pit designs for its operating mines. These estimates are reviewed and reassessed from time to time. The most recent such review for our Keetac operating mine was completed in 2013 and resulted in an increase in the proven and probable reserves primarily due to additional exploration drilling and development of an economic computerized mine plan. The most recent review for our Minntac operating mine was conducted in 2005 and led U. S. Steel to reduce its determination of proven and probable reserves mainly due to excluding areas where sampling and measurement did not meet its new 600-foot drill spacing standard, based on updated geostatistical studies. Estimates for our share of unconsolidated equity affiliates are based upon information supplied by the joint ventures. The most recent such review for Tilden Mining Company, L.C. was conducted in 2011 and resulted in a de minimis decrease in proven and probable reserves. The most recent review for Hibbing Taconite Company was conducted in 2012 and resulted in a decrease in proven and probable reserves.

FIVE-YEAR OPERATING SUMMARY (Unaudited)

(Thousands of tons, unless otherwise noted)	2013	2012	2011	2010	2009
Raw Steel Production
Gary, IN	6,396	6,230	6,312	5,598	5,379
Great Lakes, MI	2,883	2,839	2,841	3,095	473
Mon Valley, PA	2,918	2,835	2,746	2,701	2,460
Granite City, IL	2,538	2,421	2,453	2,539	906
Fairfield, AL	1,943	2,341	1,912	2,095	1,586
Lake Erie, Ontario, Canada	1,189	2,450	2,336	1,052	356
Hamilton, Ontario, Canada(a)	—	—	—	1,363	564
Total Flat-rolled facilities	17,867	19,116	18,600	18,443	11,724
U. S. Steel Košice	4,598	4,434	4,201	4,706	3,897
U. S. Steel Serbia(b)	—	88	1,439	1,383	1,180
Total USSE facilities	4,598	4,522	5,640	6,089	5,077
Total	22,465	23,638	24,240	24,532	16,801
Raw Steel Capability
Flat-rolled(a)	24,300	24,300	24,300	24,300	24,300
USSE	5,000	5,000	7,400	7,400	7,400
Total	29,300	29,300	31,700	31,700	31,700
Production as % of total capability:
Flat-rolled	74%	78%	77%	76%	48%
USSE	92%	87%	76%	82%	69%
Coke Production
Flat-rolled	6,494	6,156	6,144	5,792	3,969
USSE	1,508	1,537	1,486	1,506	1,446
Total	8,002	7,693	7,630	7,298	5,415
Iron Ore Pellet Production(c)
Total	24,151	24,271	23,779	22,441	9,293
Steel Shipments by Segment(d)
Flat-rolled	14,644	15,974	15,509	15,301	9,861
USSE	4,000	3,816	4,932	5,464	4,463
Tubular	1,757	1,886	1,812	1,551	657
Total steel shipments	20,401	21,676	22,253	22,316	14,981
Average Steel Price Per Ton
Flat-rolled	$735	$750	$759	$675	$651
USSE	$706	$742	$845	$705	$637
Tubular	$1,530	$1,687	$1,612	$1,494	$1,755

(a)	On December 31, 2013, U. S. Steel permanently shut down its iron and steelmaking facilities at Hamilton Works reducing Flat-rolled's annual raw steel capability to 22.0 million tons.

(b)	On January 31, 2012, U. S. Steel sold U. S. Steel Serbia.

(c)	Includes our share of production from Hibbing, Tilden and Wabush. On February 1, 2010, U. S. Steel sold its interest in Wabush.

(d)
Does not include shipments by joint ventures and other equity investees of U. S. Steel, but instead reflects the shipments of substrate materials, primarily hot-rolled and cold-rolled sheets, to those entities.

FIVE-YEAR OPERATING SUMMARY (Unaudited) (Continued)

(Thousands of net tons)	2013	2012	2011	2010	2009
Steel Shipments by Market - North American Facilities(a)
Steel service centers	2,721	2,882	2,987	3,214	1,999
Further conversion:
Trade customers	4,409	5,119	4,799	4,256	2,214
Joint ventures	1,664	1,823	1,803	1,835	1,283
Transportation (including automotive)	2,480	2,511	2,268	2,139	1,262
Construction and construction products	905	1,013	998	859	675
Containers	1,259	1,290	1,221	1,398	1,296
Appliances & electrical equipment	666	727	651	703	755
Oil, gas and petrochemicals	1,540	1,601	1,526	1,438	619
Export from the United States	450	550	736	746	322
All other	307	344	332	264	93
Total	16,401	17,860	17,321	16,852	10,518
Steel Shipments by Market - USSE
Steel service centers	560	567	943	1,106	882
Further conversion:
Trade customers	286	310	539	676	461
Transportation (including automotive)	709	650	707	629	387
Construction and construction products	1,501	1,350	1,622	1,764	1,615
Containers	393	387	525	586	517
Appliances & electrical equipment	275	272	328	319	248
Oil, gas and petrochemicals	15	20	14	11	17
All other	261	260	254	373	336
Total	4,000	3,816	4,932	5,464	4,463

(a)
Does not include shipments by joint ventures and other equity investees of U. S. Steel, but instead reflects the shipments of substrate materials, primarily hot-rolled and cold-rolled sheets, to those entities.

FIVE-YEAR FINANCIAL SUMMARY (Unaudited)

(Dollars in millions, except per share amounts)	2013		2012	2011	2010	2009
Net sales by segment:
Flat-rolled	$12,830		$14,555	$13,727	$11,860	$7,145
USSE(a)	2,944		3,094	4,375	4,037	2,947
Tubular	2,777		3,291	3,041	2,408	1,221
Total reportable segments	$18,551		$20,940	$21,143	$18,305	$11,313
Other Businesses	273		327	522	432	292
Intersegment sales	(1,400)		(1,939)	(1,781)	(1,363)	(557)
Total	$17,424		$19,328	$19,884	$17,374	$11,048
Segment income (loss):
Flat-rolled(b)	$105		$400	$469	$(261)	$(1,399)
USSE(a)	28		34	(162)	(33)	(208)
Tubular(b)	190		366	316	353	60
Total reportable segments(b)	$323		$800	$623	$59	$(1,547)
Other Businesses(b)	77		55	46	55	—
Items not allocated to segments(b)	(2,300)	(c)	(608)	(404)	(225)	(137)
Total (loss) income from operations	$(1,900)		$247	$265	$(111)	$(1,684)
Net interest and other financial costs	332		241	238	274	161
Income tax (benefit) provision	(560)		131	80	97	(439)
Net (loss) income attributable to United States Steel Corporation	$(1,672)		$(124)	$(53)	$(482)	$(1,401)
Per common share:
- Basic	$(11.56)		$(0.86)	$(0.37)	$(3.36)	$(10.42)
- Diluted	$(11.56)		$(0.86)	$(0.37)	$(3.36)	$(10.42)

(a)	Includes the results of USSS through the disposition date of January 31, 2012. See Note 4 to the Consolidated Financial Statements.

(b)	Amounts prior to 2011 have been restated to reflect a change in our segment allocation methodology for postretirement benefit expenses as disclosed in Note 3 to the Consolidated Financial Statements.

(c)	Includes goodwill impairment charge of $1.8 billion in 2013. See Note 11 to the Consolidated Financial Statements.

FIVE-YEAR FINANCIAL SUMMARY (Unaudited) (Continued)

	2013	2012		2011	2010	2009
Balance Sheet Position at Year-End (dollars in millions)
Current assets	$6,078	$5,496		$5,774	$5,304	$5,015
Net property, plant & equipment	5,922	6,408		6,579	6,486	6,820
Total assets	13,143	15,217		16,073	15,350	15,422
Short-term debt and current maturities of long-term debt	323	2		400	216	19
Other current liabilities	2,922	2,988		3,249	2,931	2,455
Long-term debt	3,616	3,936		3,828	3,517	3,345
Employee benefits	2,064	4,416		4,600	4,365	4,143
Total United States Steel Corporation stockholders’ equity	3,348	3,477		3,500	3,851	4,676
Cash Flow Data (dollars in millions)
Net cash provided by (used in) operating activities	$414	$1,135		$168	$(379)	$(61)
Capital expenditures	477	723		848	676	472
Dividends paid	29	29		29	29	56
Employee Data
Total employment costs (dollars in millions)	$3,611	$3,710	(a)	$3,656	$3,144	$2,814	(b)
Average North America employment costs (dollars per hour)	$55.06	$56.47		$57.06	$51.47	$56.24	(b)
Average number of North America employees	25,621	25,925		24,207	23,197	20,635
Average number of USSE employees	12,470	12,858	(a)	18,531	18,623	19,281
Number of pensioners at year-end	68,221	70,822		74,270	77,203	78,948
Stockholder Data at Year-End
Common shares outstanding, net of treasury shares (millions)	144.7	144.3		144.0	143.7	143.4
Registered shareholders (thousands)	16.8	17.8		18.5	19.3	20.3
Market price of common stock	$29.50	$23.85		$26.46	$58.42	$55.12

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

See “Item 8. Financial Statements and Supplementary Data – Management’s Reports to Stockholders – Internal Control Over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm

See “Item 8. Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fourth quarter of 2013 which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the directors of U. S. Steel required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Election of Directors” in U. S. Steel’s Proxy Statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than 120 days after the end of the fiscal year. Information concerning the Audit Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “The Board of Directors and its Committees – Audit Committee” in U. S. Steel’s Proxy Statement for the 2014 Annual Meeting of Stockholders. Information regarding the Nominating Committee required by this item is incorporated and made part hereof by reference to the material appearing under the heading “The Board of Directors and its Committees – Corporate Governance & Public Policy Committee” in U. S. Steel’s Proxy Statement for the 2014 Annual Meeting of Stockholders. Information regarding the ability of stockholders to communicate with the Board of Directors is incorporated and made part hereof by reference to the material appearing under the heading “Communications from Security Holders and Interested Parties” in U. S. Steel’s Proxy Statement for the 2014 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in U. S. Steel’s Proxy Statement for the 2014 Annual Meeting of Stockholders. Information concerning the executive officers of U. S. Steel is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

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

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Executive Compensation” and “Compensation & Organization Committee Report” in U. S. Steel’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (1))
Equity compensation plans approved by security holders(a)	7,862,465	$37.66	2,609,897(b)
Equity compensation plans not approved by security holders(c)	27,819	(one for one)	—
Total	7,890,284	—	2,609,897

(a)
The numbers in columns (1) and (2) of this row contemplate all shares that could potentially be issued as a result of outstanding grants under the 2005 Stock Incentive Plan as of December 31, 2013. (For more information, see Note 12 to the Consolidated Financial Statements.) Column (1) includes (i) 162,967 shares of common stock that could be issued for the Common Stock Units outstanding under the Deferred Compensation Program for Non-Employee Directors and (ii) 999,952 shares that could be issued for the 499,976 performance awards outstanding under the Long-Term Incentive Compensation Program (a program under the 2005 Stock Incentive Plan). The calculation in column (2) does not include the Common Stock Units since the weighted average exercise price for Common Stock Units is one for one; that is, one share of common stock will be given in exchange for each unit of such phantom stock accumulated through the date of the director’s retirement. Also, the calculation in column (2) does not include the performance awards since the weighted average exercise price for performance awards can range from zero for one to two for one; that is, performance awards may result in up to 999,952 shares of common stock being issued (two for one), or some lesser number of shares (including zero shares of common stock issued), depending upon the Corporation’s common stock performance versus that of a peer group of companies.

(b)	Represents shares available under the 2005 Stock Incentive Plan.

(c)
At December 31, 2013, U. S. Steel had no securities remaining for future issuance under equity compensation plans that had not been approved by security holders. Column (1) represents Common Stock Units that were issued pursuant to the Deferred Compensation Plan for Non-Employee Directors prior to its being amended to make it a program under the 2005 Stock Incentive Plan. The weighted average exercise price for Common Stock Units in column (2) is one for one; that is, one share of common stock will be given in exchange for each unit of phantom stock upon the director’s retirement from the Board of Directors. All future grants under this amended plan/program will count as shares issued pursuant to the 2005 Stock Incentive Plan, a shareholder approved plan.

Other information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in U. S. Steel’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Policy with Respect to Related Person Transactions” and “The Board of Directors and its Committees – Independence” in U. S. Steel’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Information Regarding the Independence of the Independent Registered Public Accounting Firm” in U. S. Steel’s Proxy Statement for the 2014 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

A. Documents Filed as Part of the Report

1.    Financial Statements
Financial Statements filed as part of this report are included in “Item 8 – Financial Statements and Supplementary Data” beginning on page F-1.

2.    Financial Statement Schedules and Supplementary Data
“Schedule II – Valuation and Qualifying Accounts and Reserves” is included on page 103. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

“Supplementary Data – Disclosures About Forward-Looking Statements” is provided beginning on page 107.

B. Exhibits

Exhibits 10(a) through 10(l) and Exhibits 10(y) through 10(rr) are management contracts or compensatory plans or arrangements.

Exhibit No.

2.    Plan of acquisition, reorganization, arrangement, liquidation or succession

(a)	Master Share Purchase Agreement by and between U. S. Steel Serbia B.V. and U. S. Steel Košice s.r.o., wholly owned subsidiaries of U. S. Steel, and the Republic of Serbia.	Incorporated by reference to Exhibit 2.1 to United States Steel Corporation’s Form 8-K filed on February 6, 2012, Commission File Number 1-16811.

3.    Articles of Incorporation and By-Laws

(a)	United States Steel Corporation Restated Certificate of Incorporation dated September 30, 2003.	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2003, Commission File Number 1-16811.

(b)	Amended and Restated By-Laws of United States Steel Corporation dated as of January 28, 2014	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation's Form 8-K filed on January 31, 2014, Commission File Number 1-16811.

4.    Instruments Defining the Rights of Security Holders, Including Indentures

(a)
Second Amended and Restated Credit Agreement dated as of June 12, 2009 and amended and restated as of July 20, 2011 among United States Steel Corporation, the Lenders party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.
Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on July 21, 2011, Commission File Number 1-16811.

(b)	Indenture dated as of May 21, 2007 between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York.	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on May 22, 2007, Commission File Number 1-16811.

(c)
First Supplemental Indenture dated as of May 21, 2007, between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, regarding 5.65% Senior Notes due June 1, 2013, 6.05% Senior Notes due June 1, 2017 and 6.65% Senior Notes due June 1, 2037.
Incorporated by reference to Exhibit 4.2 to United States Steel Corporation’s Form 8-K filed on May 22, 2007, Commission File Number 1-16811.

(d)
Second Supplemental Indenture dated as of December 10, 2007, between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, regarding 7.00% Senior Notes due February 1, 2018.
Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on December 10, 2007, Commission File Number 1-16811.

(e)
Third Supplemental Indenture dated as of May 4, 2009, between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, regarding 4.00% Senior Convertible Notes due May 15, 2014.
Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on May 5, 2009, Commission File Number 1-16811.

(f)
Fourth Supplemental Indenture dated as of March 19, 2010, between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, regarding 7.375% Senior Notes due April 1, 2020.
Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on March 23, 2010, Commission File Number 1-16811.

(g)
Fifth Supplemental Indenture dated as of March 15, 2012, between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, regarding 7.50% Senior Notes due March 15, 2022.
Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on March 16, 2012, Commission File Number 1-16811.

(h)
Sixth Supplemental Indenture dated as of March 26, 2013, between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, regarding 6.875% Senior Notes due April 1, 2021.
Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on March 27, 2013, Commission File Number 1-16811.

(i)
Seventh Supplemental Indenture dated as of March 26, 2013, between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, regarding 2.75% Senior Convertible Notes due April 1, 2019.
Incorporated by reference to Exhibit 4.2 to United States Steel Corporation’s Form 8-K filed on March 27, 2013, Commission File Number 1-16811.

(j)	United States Steel Corporation Certificate of Elimination filed with the Secretary of State of the State of Delaware on December 5, 2007	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation's Form 8-K filed on December 6, 2007, Commission File Number 1-16811.

(k)
EUR 200,000,000 multicurrency revolving credit facility agreement dated July 15, 2013, among U. S. Steel Košice, s.r.o., and ING Bank N.V., Commerzbank Aktiengesellschaft, Slovenská sporiteĺňa, a.s., Komerční banka, a.s. and Citibank Europe plc.
Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on July 16, 2013, Commission File Number 1-16811.

Certain long-term debt instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. U. S. Steel agrees to furnish to the Commission on request a copy of any instrument defining the rights of holders of long-term debt of U. S. Steel and of any subsidiary for which consolidated or unconsolidated financial statements are required to be filed.

10.    Material Contracts

(a)	United States Steel Corporation 2002 Stock Plan, as amended April 26, 2005.	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2005, Commission File Number 1-16811.

(b)	United States Steel Corporation Supplemental Retirement Account Program.

(c)	United States Steel Corporation Executive Management Supplemental Pension Program.	Incorporated by reference to Exhibit 10.6 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2013, Commission File Number 1-16811.

(d)	United States Steel Corporation Supplemental Thrift Program.	Incorporated by reference to Exhibit 10.7 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2013, Commission File Number 1-16811.

(e)	United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, a program under the 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10(d) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2011, Commission File Number 1-16811.

(f)	Form of Severance Agreements between United States Steel Corporation and its Officers.

(g)	Amended and Restated Agreement between United States Steel Corporation and John P. Surma.	Incorporated by reference to Exhibit 10(f) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2008, Commission File Number 1-16811.

(h)	Form of Offer Letter to Mario Longhi.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on July 2, 2012, Commission File Number 1-16811.

(i)
Exhibit A to Offer Letter to Mario Longhi – Supplemental Account as Amended and Restated (effective November 1, 2013, the Supplemental Account was merged into the Supplemental Retirement Account Program filed as Exhibit 10(b)).
Incorporated by reference to Exhibit 10.10 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2013, Commission File Number 1-16811.

(j)	Form of Non-Compete Agreement attached to Offer Letter to Mario Longhi.	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 8-K filed on July 2, 2012, Commission File Number 1-16811.

(k)	Form of Offer Letter to David B. Burritt.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation's Form 8-K filed on August 20, 2013, Commission File Number 1-16811.

(l)	Amended and Restated Agreement between United States Steel Corporation and George F. Babcoke.

(m)	Tax Sharing Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation.	Incorporated by reference to Exhibit 99.3 to United States Steel Corporation’s Form 8-K filed on January 3, 2002, Commission File Number 1-16811.

(n)	Financial Matters Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation.	Incorporated by reference to Exhibit 99.5 to United States Steel Corporation’s Form 8-K filed on January 3, 2002, Commission File Number 1-16811.

(o)
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
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on September 28, 2006, Commission File Number 1-16811.

(p)
First Amendment to Second Amended and Restated Receivables Purchase Agreement, dated as of June 12, 2009, among U. S. Steel Receivables, as Seller; United States Steel Corporation, as initial Servicer; the persons party thereto as CP Conduit Purchasers, Committed Purchasers, LC Banks and Funding Agents; and The Bank of Nova Scotia, as Collateral Agent.
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on June 16, 2009, Commission File Number 1-16811.

(q)
Second Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated as of July 21, 2010, by and among U. S. Steel Receivables LLC, as Seller; United States Steel Corporation, as initial Servicer; the persons party thereto as CP Conduit Purchasers, Committed Purchasers, LC Banks and Funding Agents; and The Bank of Nova Scotia, as Collateral Agent.
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on July 22, 2010, Commission File Number 1-16811.

(r)
Third Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated as of July 18, 2011, by and among U. S. Steel Receivables LLC, as Seller; United States Steel Corporation, as initial Servicer; the persons party thereto as Funding Agents, CP Conduit Purchasers, Committed Purchasers and LC Banks; and The Bank of Nova Scotia, as Collateral Agent.
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on July 21, 2011, Commission File Number 1-16811.

(s)
Fourth Amendment to the Second Amended and Restated Receivables Purchase Agreement, dated as of February 15, 2012, by and among U. S. Steel Receivables LLC, as Seller; United States Steel Corporation, as initial Servicer; the persons party thereto as Funding Agents, CP Conduit Purchasers, Committed Purchasers and LC Banks; and The Bank of Nova Scotia, as Collateral Agent.
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2012, Commission File Number 1-16811.

(t)
Fifth Amendment to the Second Amended and Restated Receivables Purchase Agreement dated as of July 12, 2013, among U. S. Steel Receivables LLC, as Seller; United States Steel Corporation, as initial Servicer; the persons party thereto as Funding Agents, CP Conduit Purchasers, Committed Purchasers and LC Banks; and The Bank of Nova Scotia, as Collateral Agent.
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on July 16, 2013, Commission File Number 1-16811.

(u)
Sixth Amendment to the Second Amended and Restated Receivables Purchase Agreement dated as of October 4, 2013, among U. S. Steel Receivables LLC, as Seller; United States Steel Corporation, as initial Servicer; the persons party thereto as Funding Agents, CP Conduit Purchasers, Committed Purchasers and LC Banks; and The Bank of Nova Scotia, as Collateral Agent.
Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2013, Commission File Number 1-16811.

(v)	Purchase and Sale Agreement dated November 28, 2001 among United States Steel LLC, as initial Servicer and as Originator; and U. S. Steel Receivables LLC as purchaser and contributee.	Incorporated by reference to Exhibit 10(o) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(w)	First Amendment to the Purchase and Sale Agreement dated as of September 27, 2006, among United States Steel Corporation and U. S. Steel Receivables LLC.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on September 28, 2006, Commission File Number 1-16811.

(x)	Second Amendment to the Purchase and Sale Agreement dated as of June 12, 2009, among United States Steel Corporation and U. S. Steel Receivables LLC.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on June 16, 2009, Commission File Number 1-16811.

(y)	Form of Stock Option Grant to Officer-Directors under the United States Steel Corporation 2002 Stock Plan.	Incorporated by reference to Exhibit 10(t) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2004, Commission File Number 1-16811.

(z)	Form of Stock Option Grant to Executive Management Committee Members under the United States Steel Corporation 2002 Stock Plan.	Incorporated by reference to Exhibit 10(u) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2004, Commission File Number 1-16811.

(aa)	Base Salaries of Named Executive Officers.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2013, Commission File Number 1-16811.

(bb)	Summary of non-employee director fee arrangements.

(cc)	United States Steel Corporation Non Tax-Qualified Pension Plan.	Incorporated by reference to Exhibit 10.8 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2013, Commission File Number 1-16811.

(dd)	United States Steel Corporation Non Tax-Qualified Retirement Account Program.

(ee)	United States Steel Corporation 2005 Stock Incentive Plan, as Amended and Restated.	Incorporated by reference to Appendix A to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 12, 2010, Commission File Number 1-16811.

(ff)	Administrative Regulations for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan, as Amended and Restated.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on May 30, 2013, Commission File Number 1-16811.

(gg)	Non-Employee Director Stock Program, a program under the 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on May 31, 2005, Commission File Number 1-16811.

(hh)	Form of stock option grant under the Long-Term Incentive Compensation Program, a program under the 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10(x) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2006, Commission File Number 1-16811.

(ii)	Form of Performance Award Grant Agreement under the 2005 Stock Incentive Plan, as Amended and Restated.	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2011, Commission File Number 1-16811.

(jj)	Form of Stock Option Grant Agreement under the 2005 Stock Incentive Plan, as Amended and Restated.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2011, Commission File Number 1-16811.

(kk)	Form of Restricted Stock Unit Retention Grant Agreement under the 2005 Stock Incentive Plan, as Amended and Restated.	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2011, Commission File Number 1-16811.

(ll)	Form of Restricted Stock Unit Annual Grant Agreement under the 2005 Stock Incentive Plan, as Amended and Restated.	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2011, Commission File Number 1-16811.

(mm)	Form of Retention Performance Award Grant Agreement.	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 8-K filed on July 2, 2012, Commission File Number 1-16811.

(nn)	Administrative Regulations for the United States Steel Corporation 2002 Stock Plan.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q for the quarter ended June 30, 2009, Commission File Number 1-16811.

(oo)	Corporate Governance Principles Recoupment Policy (incorporated into various compensation plans and programs).

(pp)	United States Steel Corporation 2010 Annual Incentive Compensation Plan.	Incorporated by reference to Appendix B to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 12, 2010, Commission File Number 1-16811.

(qq)	Administrative Regulations for the 2010 Annual Incentive Compensation Plan.	Incorporated by reference to Exhibit 10(ee) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2011, Commission File Number 1-16811.

(rr)	Form of Severance Agreement between United States Steel Corporation and John Surma.	Incorporated by reference to Exhibit 10(ff) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2011, Commission File Number 1-16811.

12.1.	Computation of Ratio of Earnings to Fixed Charges

21.	List of Subsidiaries

23.	Consent of PricewaterhouseCoopers LLP

24.	Powers of Attorney

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

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB XBRL Taxonomy Extension Label Linkbase Document

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(Millions of Dollars)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Period
Year ended December 31, 2013:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$55	$5	$—	$—	$7		$53
Investments and long-term receivables reserve	3	—	7	—	—		10
Deferred tax valuation allowance:
State	—	—	—	—	—		—
Foreign	1,099	—	142	142	71		1,028
Year ended December 31, 2012:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$64	$—	$—	$1	$8		$55
Investments and long-term receivables reserve	3	—	—	—	—		3
Deferred tax valuation allowance:
State	—	—	—	—	—		—
Foreign	1,018	47	169	—	135	(a)	1,099
Year ended December 31, 2011:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$48	$3	$13	$—	$—		$64
Investments and long-term receivables reserve	22	—	—	—	19		3
Deferred tax valuation allowance:
State	5	—	—	—	5		—
Foreign	870	48	119	—	19		1,018

(a)	The deferred tax asset valuation allowance for U. S. Steel Serbia was removed as a result of the sale of U. S. Steel Serbia on January 31, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on February 25, 2014.

UNITED STATES STEEL CORPORATION

By:	/s/ Gregory A. Zovko
Gregory A. Zovko
Vice President & Controller

Signature	Title
/s/ Mario Longhi	President & Chief Executive Officer & Director
Mario Longhi

/s/ David B. Burritt	Executive Vice President & Chief Financial Officer
David B. Burritt

/s/ Gregory A. Zovko	Vice President & Controller
Gregory A. Zovko

*	Director
Dan O. Dinges

*	Director
John G. Drosdick

*	Director
John J. Engel

*	Director
Richard A. Gephardt

*	Director
Murry S. Gerber

*	Director
Thomas W. LaSorda

*	Director
Charles R. Lee

*	Director
Robert A. McDonald

*	Director
Glenda G. McNeal

*	Director
Seth E. Schofield

*	Director
David S. Sutherland

*	Director
Patricia A. Tracey

*	BY:	/s/ David B. Burritt
David B. Burritt
Attorney-in-Fact

GLOSSARY OF CERTAIN DEFINED TERMS

The following definitions apply to terms used in this document:

2012 Labor Agreements	Collective bargaining agreements with the USW entered into effective September 1, 2012
Acero Prime	Acero Prime, S.R.L. de CV
AD	antidumping
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
Apolo	Apolo Tubulars S.A.
BACT	Best Achievable Control Technology
BAT	Best Available Technique
Baycoat	Baycoat Limited Partnership, a U. S. Steel and ArcelorMittal Dofasco, Inc. joint venture
BOF	basic oxygen furnace
CAA	Clean Air Act
CAL	continuous annealing line
CDC	Chrome Deposit Corporation
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CMS	Corrective Measure Study
CO2	carbon dioxide
CVD	countervailing duties
CWA	Clean Water Act
DESCO	Double Eagle Steel Coating Company
DOC	U.S. Department of Commerce
Double G	Double G Coatings Company LLC
EAF	Electric Arc Furnace
EC	European Commission
EPA	U.S. Environmental Protection Agency
ERB	Environmental Revenue Bond
ERP	Enterprise resource planning
ERW	electric resistance welded
ETS	Emissions Trading System
EU	European Union
Eurofer	European Confederation of Iron and Steel Industries
Flat-Rolled	Flat-Rolled Products segment
FPC	Feralloy Processing Company
Gateway	Gateway Energy & Coke Company, LLC, a subsidiary of SunCoke Energy
GHG	greenhouse gas
Hibbing	Hibbing Taconite Company
ITC	U.S. International Trade Commission
Keetac	U. S. Steel’s iron ore operations at Keewatin, Minnesota
LAER	Lowest Achievable Emissions Reductions
Lone Star	Lone Star Technologies, Inc.
MACT	Maximum Achievable Control Technology
Minntac	U. S. Steel’s iron ore operations at Mt. Iron, Minnesota
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
OCTG	oil country tubular goods
O. D.	outer diameter
PRO-TEC	PRO-TEC Coating Company, U. S. Steel and Kobe Steel Ltd. joint venture
PRP	potentially responsible party
RCRA	Resource Conservation and Recovery Act
REACH	Registration, Evaluation, Authorization and Restriction of Chemicals, Regulation 1907/2006
RFI	RCRA Facility Investigation
RPA	Receivables Purchase Agreement
SEC	Securities and Exchange Commission
SIP	State Implementation Plan

SPT	Steelworkers Pension Trust
Stelco	Stelco Inc.
Tilden	Tilden Mining Company
tons	net tons
Tubular	Tubular Products segment
U.S. GAAP	accounting standards generally accepted in the United States
UPI	USS-POSCO Industries
USSC	U. S. Steel Canada Inc.
USSE	U. S. Steel Europe segment
USSK	U. S. Steel Košice
USS-POSCO	USS-POSCO Industries, U. S. Steel and POSCO joint venture
USSR	U. S. Steel Receivables LLC
USSS	U. S. Steel Serbia
USW	United Steelworkers
Wabush	Wabush Mines
Worthington	Worthington Specialty Processing, U. S. Steel and Worthington Industries, Inc. joint venture

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

Our major cash requirements in 2014 are expected to be for capital expenditures, employee benefits, debt service and operating costs, including purchases of raw materials. We ended 2013 with $604 million of cash and cash equivalents and total liquidity of $2.3 billion.

Market Factors

U. S. Steel’s expectations as to levels of production and revenues, gross margins, income from operations and income from operations per ton are based upon assumptions as to global market conditions, future product prices and mix, and levels of raw steel production capability, production and shipments. These assumptions may prove to be inaccurate.

2013 marked the start of the transformation of U. S. Steel as we execute on our shareholder value creation strategy: earn the right to grow, and drive and sustain profitable growth. Through a disciplined approach we now refer to as “The Carnegie Way”, we are working to strengthen our balance sheet, with more intense focus on cash flow, and have launched a series of initiatives that we believe will enable us to add value, get leaner faster, right-size, and improve our performance across our core business process capabilities, including commercial, supply chain, manufacturing, procurement, innovation, and operational and functional support. We are on a mission to define and create a sustainable competitive advantage with a relentless focus on economic profit, our customers, our cost structure and innovation.

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

We also face competition in many markets from producers of materials such as aluminum, cement, composites, glass, plastics, wood and carbon fiber. The emergence of additional substitutes for steel products could adversely affect future prices and demand for steel products.

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

Most hourly employees of U. S. Steel’s flat-rolled, tubular, cokemaking and iron ore pellet facilities in the United States are covered by collective bargaining agreements with the United Steelworkers (USW) entered into effective September 1, 2012 (the 2012 Labor Agreements) that expire on September 1, 2015. At U. S. Steel Canada the collective bargaining agreement with the USW covering employees at Lake Erie Works expires in September 2015. The collective bargaining agreement with the USW covering employees at Hamilton Works expires in October 2014.

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

At December 31, 2013, on an accounting basis, U. S. Steel’s retiree medical and life insurance were underfunded by $1.4 billion and our pension plans were underfunded by $1.1 billion. The level of cash funding in future years depends upon various factors such as any voluntary contributions we may make, future asset performance, the level of interest rates used to measure ERISA and similar Canadian minimum funding levels, the impacts of business acquisitions or divestitures, union negotiated changes and future government regulation. Any such funding requirements will have an unfavorable impact on U. S. Steel’s cash flows and could negatively affect our ability to comply with our debt covenants and borrowing arrangements. Additionally, funding requirements could divert committed capital and delay or cancel projects that we believe would increase our ability to meet our customers’ needs as well as our profitability.

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

Alternative Iron and Steelmaking Technologies
We are examining alternative iron and steelmaking technologies such as gas-based, direct-reduced iron (DRI) and electric arc furnace (EAF) steelmaking. We are currently in the permitting process for the installation of an EAF at our Fairfield Works in Alabama. We submitted air and water permit applications to the Jefferson County Department of Health and the Alabama Department of Environmental Management, respectively, in February 2014.
The DRI process requires iron pellets with a lower silica content than blast furnace pellets. We have verified that our iron ore reserves are suitable for direct reduced (DR) grade pellet production and are examining the capital and engineering design process requirements to produce DR grade pellets at our Minntac operations for use internally by the Company if we were to construct a DRI facility or for sale to external third parties with DRI facilities.

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