Form 10-Q
period 2014-03-31
UNITED STATES STEEL CORP
filed 2014-04-30
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Yes     No ✓
Common stock outstanding at April 24, 2014 – 144,701,759 shares

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2014	2013
Net sales:
Net sales	$4,169	$4,317
Net sales to related parties (Note 18)	279	278
Total	4,448	4,595
Operating expenses (income):
Cost of sales (excludes items shown below)	4,038	4,242
Selling, general and administrative expenses	138	145
Depreciation, depletion and amortization	166	171
Loss (income) from investees	4	(8)
Net (gain) loss on disposal of assets (Note 20)	(20)	1
Other expense, net	—	6
Total	4,326	4,557
Income from operations	122	38
Interest expense	61	85
Interest income	(1)	(1)
Other financial costs	9	20
Net interest and other financial costs (Note 6)	69	104
Income (loss) before income taxes and noncontrolling interests	53	(66)
Income tax provision (Note 8)	1	7
Net income (loss)	52	(73)
Less: Net income attributable to noncontrolling interests	—	—
Net income (loss) attributable to United States Steel Corporation	$52	$(73)
Earnings per common share (Note 10):
Earnings per share attributable to United States Steel Corporation shareholders:
-Basic	$0.36	$(0.51)
-Diluted	$0.34	$(0.51)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Net income (loss)	$52	$(73)
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	(2)	(37)
Changes in pension and other employee benefit accounts	50	69
Total other comprehensive income, net of tax	48	32
Comprehensive income (loss) including noncontrolling interest	100	(41)
Comprehensive income attributable to noncontrolling interest	—	—
Comprehensive income (loss) attributable to United States Steel Corporation	$100	$(41)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,099	$604
Receivables, less allowance of $55 and $53	2,064	1,818
Receivables from related parties (Note 18)	136	157
Inventories (Note 11)	2,411	2,688
Income tax receivable (Note 8)	184	185
Deferred income tax benefits (Note 8)	499	576
Other current assets	87	50
Total current assets	6,480	6,078
Property, plant and equipment	16,722	16,799
Less accumulated depreciation and depletion	10,931	10,877
Total property, plant and equipment, net	5,791	5,922
Investments and long-term receivables, less allowance of $10 in both periods	607	621
Intangibles – net (Note 4)	266	271
Deferred income tax benefits (Note 8)	20	16
Other noncurrent assets	230	235
Total assets	$13,394	$13,143
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$1,890	$1,681
Accounts payable to related parties (Note 18)	110	73
Bank checks outstanding	26	—
Payroll and benefits payable	977	974
Accrued taxes	135	140
Accrued interest	78	54
Short-term debt and current maturities of long-term debt (Note 13)	323	323
Total current liabilities	3,539	3,245
Long-term debt, less unamortized discount (Note 13)	3,615	3,616
Employee benefits	1,964	2,064
Deferred income tax liabilities (Note 8)	403	445
Deferred credits and other noncurrent liabilities	422	424
Total liabilities	9,943	9,794
Contingencies and commitments (Note 20)
Stockholders’ Equity (Note 16):
Common stock (150,925,911 shares issued) (Note 10)	151	151
Treasury stock, at cost (6,232,397 and 6,245,666 shares)	(479)	(480)
Additional paid-in capital	3,675	3,667
Retained earnings	1,807	1,762
Accumulated other comprehensive loss (Note 17)	(1,704)	(1,752)
Total United States Steel Corporation stockholders’ equity	3,450	3,348
Noncontrolling interests	1	1
Total liabilities and stockholders’ equity	$13,394	$13,143

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income (loss)	$52	$(73)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	166	171
Provision for doubtful accounts	2	(1)
Pensions and other postretirement benefits	(16)	(11)
Deferred income taxes	4	4
Net (gain) loss on disposal of assets (Note 20)	(20)	1
Currency remeasurement loss	7	19
Distributions received, net of equity investees loss (income)	4	(5)
Changes in:
Current receivables	(232)	(203)
Inventories	260	166
Current accounts payable and accrued expenses	335	135
Income taxes receivable/payable	2	(16)
Bank checks outstanding	26	33
All other, net	(20)	13
Net cash provided by operating activities	570	233
Investing activities:
Capital expenditures	(90)	(116)
Disposal of assets	19	—
Change in restricted cash, net	6	27
Investments, net	(1)	(3)
Net cash used in investing activities	(66)	(92)
Financing activities:
Issuance of long-term debt, net of financing costs	—	578
Repayment of long-term debt	—	(542)
Dividends paid	(7)	(7)
Net cash (used in) provided by financing activities	(7)	29
Effect of exchange rate changes on cash	(2)	(7)
Net increase in cash and cash equivalents	495	163
Cash and cash equivalents at beginning of year	604	570
Cash and cash equivalents at end of period	$1,099	$733

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
1.    Basis of Presentation
United States Steel Corporation (U. S. Steel) produces and sells steel products, including flat-rolled and tubular products, in North America and Central Europe. Operations in North America also include iron ore and coke production facilities, railroad services and real estate operations. Operations in Europe also include coke production facilities.
The year-end consolidated balance sheet data was derived from audited statements but does not include all disclosures required for complete financial statements by accounting principles generally accepted in the United States of America (U.S. GAAP). The other information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the year ended December 31, 2013 which should be read in conjunction with these financial statements.
2.    New Accounting Standards
On February 28, 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU 2013-04). ASU 2013-04 requires companies to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of the amount a company has agreed to pay on the basis of its arrangement among its co-obligors and any additional amount a company expects to pay on behalf of its co-obligors. ASU 2013-04 also requires a company to disclose the nature and amount of the obligation as well as other information about those obligations. ASU 2013-04 was effective for interim and annual periods beginning after December 31, 2013. The adoption did not have a significant impact on U. S. Steel’s consolidated financial statements.
On March 4, 2013, the FASB issued Accounting Standards Update No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries of Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05). ASU 2013-05 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in ASU 2013-05 resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. ASU 2013-05 was effective for interim and annual periods beginning after December 31, 2013. The adoption did not have a significant impact on U. S. Steel’s consolidated financial statements.
On July 18, 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 requires the netting of unrecognized tax benefits (UTBs) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs are required to be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU 2013-11 was effective for interim and annual periods beginning after December 15, 2013. U. S. Steel early adopted ASU 2013-11 in the second quarter of 2013 on a prospective basis. The adoption did not have a significant impact on U. S. Steel's consolidated financial statements.
3.    Segment Information
U. S. Steel has three reportable segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE), and Tubular Products (Tubular). The results of several other operating segments that do not constitute reportable segments, which include railroad services and real estate operations, are combined and disclosed in the Other Businesses category.

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
The results of segment operations for the three months ended March 31, 2014 and 2013 are:

(In millions) First Quarter 2014	Customer Sales	Intersegment Sales	Net Sales	Income (loss) from investees	Income (loss) from operations
Flat-rolled	$3,027	$303	$3,330	$(6)	$85
USSE	759	1	760	—	32
Tubular	643	1	644	2	24
Total reportable segments	4,429	305	4,734	(4)	141
Other Businesses	19	34	53	—	13
Reconciling Items and Eliminations	—	(339)	(339)	—	(32)
Total	$4,448	$—	$4,448	$(4)	$122

First Quarter 2013
Flat-rolled	$3,103	$335	$3,438	$10	$(13)
USSE	783	1	784	—	38
Tubular	686	1	687	(1)	64
Total reportable segments	4,572	337	4,909	9	89
Other Businesses	23	34	57	(1)	5
Reconciling Items and Eliminations	—	(371)	(371)	—	(56)
Total	$4,595	$—	$4,595	$8	$38
The following is a schedule of reconciling items to income (loss) from operations:

	Three Months Ended March 31,
(In millions)	2014	2013
Items not allocated to segments:
Postretirement benefit expense (a)	$(32)	$(56)
Total reconciling items	$(32)	$(56)
(a) Consists of the net periodic benefit cost elements, other than service cost and amortization of prior service cost for active employees, associated with our pension, retiree health care and life insurance benefit plans.

4.     Goodwill and Intangible Assets
Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired.

Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate the carrying value may not be recoverable. The evaluation of goodwill impairment involves using either a qualitative or quantitative approach as outlined in Accounting Standards Codification (ASC) Topic 350. U. S. Steel completed its annual goodwill impairment evaluation using the two-step quantitative analysis during the third quarter of 2013. We had two reporting units that included nearly all of our goodwill: our Flat-rolled reporting unit and our Texas Operations reporting unit, which is part of our Tubular operating segment. The results of the second step analysis showed the implied fair value of goodwill was zero for both of our reporting units and therefore, in 2013, U. S. Steel recorded a goodwill impairment charge of $969 million and $837 million for the Flat-rolled reporting unit and the Texas Operations reporting unit.
As a result of this goodwill impairment charge, there is no goodwill remaining within the Flat-rolled and Tubular segments. Goodwill remaining on our consolidated balance sheet at March 31, 2014 is $4 million and is included as a component of other noncurrent assets.
Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of March 31, 2014			As of December 31, 2013
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$212	$64	$148	$215	$63	$152
Other	2-20 Years	23	13	10	23	12	11
Total amortizable intangible assets		$235	$77	$158	$238	$75	$163
The carrying amount of acquired water rights with indefinite lives as of March 31, 2014 and December 31, 2013 totaled $75 million. The water rights are tested for impairment annually in the third quarter. U. S. Steel performed a qualitative impairment evaluation of its water rights for 2013. The 2013 and prior year tests indicated the water rights were not impaired.
During 2013, U. S. Steel acquired indefinite-lived intangible assets for $12 million and entered into an agreement to make future payments contingent upon certain factors. The aggregate purchase price was $36 million, and U. S. Steel allocated $33 million to indefinite-lived intangible assets, based upon their estimated fair value. The liability for contingent consideration will be reassessed each quarter. The maximum potential liability for contingent consideration is $53 million. As of March 31, 2014, U. S. Steel has recorded a liability of $24 million to reflect the estimated fair value of the contingent consideration. Contingent consideration was valued using a probability weighted discounted cash flow using both Level 2 inputs based on 2013 Standard and Poor’s Bond Guide as well Level 3, significant other unobservable inputs, based on internal forecasts and the weighted average cost of capital derived from market data.
Identifiable intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. During the third quarter of 2013, U. S. Steel completed a review of its identifiable intangible assets with finite lives and determined that the assets were not impaired.
Amortization expense was $2 million in the three months ended March 31, 2014 and $3 million in the three months ended March 31, 2013. The estimated future amortization expense of identifiable intangible assets during the next five years is $8 million for the remaining portion of 2014, $11 million each year from 2015 to 2017, and $10 million for 2018.

5.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost for the three months ended March 31, 2014 and 2013:

	Pension Benefits		Other Benefits
(In millions)	2014	2013	2014	2013
Service cost	$27	$32	$6	$7
Interest cost	109	101	36	35
Expected return on plan assets	(153)	(154)	(35)	(33)
Amortization of prior service cost	6	6	(3)	(3)
Amortization of actuarial net loss	70	92	(1)	8
Net periodic benefit cost, excluding below	59	77	3	14
Multiemployer plans	18	18	—	—
Settlement, termination and curtailment losses	$7	$—	$—	$—
Net periodic benefit cost	$84	$95	$3	$14
Employer Contributions
During the first three months of 2014, U. S. Steel made $19 million in required cash contributions to the U. S. Steel Canada (USSC) pension plans, cash payments of $17 million to the Steelworkers’ Pension Trust and $19 million of pension payments not funded by trusts.
During the first three months of 2014, cash payments of $47 million were made for other postretirement benefit payments not funded by trusts.
Company contributions to defined contribution plans totaled $12 million and $11 million in the three months ended March 31, 2014 and 2013, respectively.

Pension Funding
In November 2013, U. S. Steel's Board of Directors authorized voluntary contributions to U. S. Steel's trusts for pensions and other benefits of up to $300 million through the end of 2015.
6.    Net Interest and Other Financial Costs
Net interest and other financial costs includes interest expense (net of capitalized interest), interest income, financing costs, derivatives gains and losses and foreign currency remeasurement gains and losses. Foreign currency gains and losses are a result of foreign currency denominated assets and liabilities that require remeasurement. During the three months ended March 31, 2014 and 2013, net foreign currency remeasurement losses of $1 million and $9 million, respectively, were recorded in other financial costs. For the three months ended March 31, 2013, net interest and other financial costs also included a charge of $34 million related to repurchases of approximately $542 million aggregate principal amount of our 4.00% Senior Convertible Notes due May 15, 2014.
See Note 12 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure.

7.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee) under the 2005 Stock Incentive Plan (the Plan), which is more fully described in Note 12 of the United States Steel Corporation 2013 Annual Report on Form 10-K. An aggregate of 15,450,000 shares of U. S. Steel common stock may be issued under the Plan. As of March 31, 2014, 816,145 shares were available for future grants.

During the first quarter of 2014, the Committee added return of capital employed (ROCE) as a second performance measure for the 2014 Performance Awards as permitted under the terms of the Plan. Prior to 2014, performance awards were based solely on a total shareholder return (TSR) metric. ROCE awards granted will be measured on a weighted average basis of the Company’s consolidated worldwide income from operations, as adjusted, divided by consolidated worldwide capital employed, as adjusted, over a three year period.

Weighted average ROCE is calculated based on the ROCE achieved in the first, second and third years of the performance period, weighted at 20 percent, 30 percent and 50 percent, respectively. The ROCE awards will payout at approximately 50 percent at the threshold level, 100 percent at the target level and 200 percent at the maximum level. Amounts in between the threshold percentages will be interpolated.

Compensation expense associated with the ROCE awards will be contingent based upon the achievement of the specified ROCE metric as outlined in the Plan and will be adjusted on a quarterly basis to reflect the probability of achieving the ROCE metric.

Recent grants of stock-based compensation consist of TSR and ROCE performance awards. The following table is a general summary of the awards made under the Plan during the first quarter of 2014.

	2014 Grants
Grant Details	Shares (a) (b)	Fair Value
Performance Awards
TSR	279,570	$21.99
ROCE	259,280	$23.71
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) The number of performance awards shown represents the target value of the award.
U. S. Steel recognized pre-tax stock-based compensation cost in the amount of $9 million and $10 million in the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, total future compensation cost related to nonvested stock-based compensation arrangements was $38 million, and the weighted average period over which this cost is expected to be recognized is approximately 12 months.

TSR performance awards vest at the end of a three-year performance period as a function of U. S. Steel's total shareholder return compared to the total shareholder return of a group of peer companies over the three-year performance period. Performance awards can vest at between zero and 200 percent of the target award. The fair value of the TSR performance awards is calculated using a Monte-Carlo simulation.

ROCE performance awards vest at the end of a three-year performance period contingent upon meeting the specified ROCE metric. ROCE performance awards can vest at between zero and 200 percent. The fair value of the ROCE performance awards is the average market price of the underlying common stock on the date of grant.
8.    Income Taxes
Tax provision
For the three months ended March 31, 2014 and 2013, we recorded a tax provision of $1 million on our pretax income of $53 million and a tax provision of $7 million on our pretax loss of $66 million, respectively. The tax provision reflects a benefit for percentage depletion in excess of cost depletion for iron ore that we produce and consume or sell. The tax provision does not reflect any tax benefit for pretax losses in Canada, which is a jurisdiction where we have recorded a full valuation allowance on deferred tax assets, and also does not reflect any tax provision or benefit for certain foreign currency remeasurement gains and losses that are not recognized in any tax jurisdiction.
The tax provision for the first three months of 2014 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2014 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2014 could be materially different from the forecasted amount used to estimate the tax provision for the three months ended March 31, 2014.

Income tax receivable
The income tax receivable of $184 million at March 31, 2014 primarily reflects the federal income tax refund of $176 million that we expect to receive during 2014 as a result of carrying back our 2013 net operating loss to prior years.
Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in ASC Topic 740 on income taxes. The total amount of gross unrecognized tax benefits was $118 million at March 31, 2014 and $127 million at December 31, 2013. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $68 million as of March 31, 2014 and $69 million as of December 31, 2013.
U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Consolidated Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of both March 31, 2014 and December 31, 2013, U. S. Steel had accrued liabilities of $7 million for interest related to uncertain tax positions. U. S. Steel currently does not have a liability for tax penalties.
Deferred taxes
As of March 31, 2014, the net domestic deferred tax asset was $56 million compared to $88 million at December 31, 2013. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. We continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.
As of March 31, 2014, the net foreign deferred tax asset was $60 million, net of established valuation allowances of $1,002 million. At December 31, 2013, the net foreign deferred tax asset was $59 million, net of established valuation allowances of $1,028 million. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro and the Canadian dollar. At both March 31, 2014 and December 31, 2013, a full valuation allowance was recorded for the net Canadian deferred tax asset primarily due to cumulative losses in Canada.
If evidence changes and it becomes more likely than not that the Company will realize the net Canadian deferred tax asset, the valuation allowance would be partially or fully reversed. Any reversal of this amount would result in a decrease to income tax expense.
9.    Significant Equity Investments
Summarized unaudited income statement information for our significant equity investments for the three months ended March 31, 2014 and 2013 is reported below (amounts represent 100% of investee financial information):

(In millions)	2014	2013
Net sales	$254	$291
Cost of sales	199	185
Operating income	54	104
Net income	54	104
Net income attributable to significant equity investments	54	104
U. S. Steel’s portion of the equity in net income of the significant equity investments above was $10 million and $5 million for the three months ended March 31, 2014 and 2013, respectively, which is included in the income from investees line on the Consolidated Statement of Operations.

10.    Earnings and Dividends Per Common Share
Earnings Per Share Attributable to United States Steel Corporation Shareholders
Basic earnings per common share is based on the weighted average number of common shares outstanding during the period.
Diluted earnings per common share assumes the exercise of stock options, the vesting of restricted stock units and performance awards and the conversion of convertible notes, provided in each case the effect is dilutive. The “if-converted” method is used to calculate the dilutive effect of the Senior Convertible Notes due May 2014 and the “treasury stock” method is used to calculate the dilutive effect of the Senior Convertible Notes due in 2019 (due to our current intent and policy, among other factors, to settle the principal amount of the 2019 Senior Convertible Notes in cash upon conversion).
The computations for basic and diluted earnings per common share from continuing operations are as follows:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2014	2013
Net income (loss) attributable to United States Steel
Corporation shareholders	$52	$(73)
Plus income effect of assumed conversion-interest on convertible notes	2	—
Net income (loss) after assumed conversion	$54	$(73)
Weighted-average shares outstanding (in thousands):
Basic	144,757	144,353
Effect of convertible notes	10,058	—
Effect of stock options, restricted stock units and performance awards	1,299	—
Adjusted weighted-average shares outstanding, diluted	156,114	144,353
Basic earnings per common share	$0.36	$(0.51)
Diluted earnings per common share	$0.34	$(0.51)
The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted earnings per common share:

	Three Months Ended March 31,
(In thousands)	2014	2013
Securities granted under the 2005 Stock Incentive Plan	2,336	5,537
Securities convertible under the Senior Convertible Notes	—	26,114	(a)
Total	2,336	31,651
(a) On March 27, 2013, we repurchased approximately $542 million aggregate principal amount of our 4% Senior Convertible Notes due May 2014. If the repurchases had occurred on January 1, 2013, the antidilutive securities would be 10,058 for the three months ended March 31, 2013.
Dividends Paid Per Share
The dividend for first quarter of 2014 and 2013 was five cents per common share.
11.    Inventories
Inventories are carried at the lower of cost or market. The first-in, first-out method is the predominant method of inventory costing in Europe and Canada. The last-in, first-out (LIFO) method is the predominant method of inventory costing in the United States. At March 31, 2014 and December 31, 2013, the LIFO method accounted for 65 percent and 59 percent of total inventory values, respectively.

(In millions)	March 31, 2014	December 31, 2013
Raw materials	$691	$1,011
Semi-finished products	1,027	1,023
Finished products	604	558
Supplies and sundry items	89	96
Total	$2,411	$2,688
Current acquisition costs were estimated to exceed the above inventory values by $1.0 billion at both March 31, 2014 and December 31, 2013. Cost of sales increased and income from operations decreased by $9 million in the first three months of 2014 as a result of the liquidation of LIFO inventories. The effect of liquidations of LIFO inventories was insignificant for the three months ended March 31, 2013.
Inventory includes $80 million and $81 million of property held for residential or commercial development as of March 31, 2014 and December 31, 2013, respectively.
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
As of March 31, 2014, U. S. Steel held euro forward sales contracts with a total notional value of approximately $321 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.
Additionally, U. S. Steel uses fixed-price forward physical purchase contracts to partially manage our exposure to price risk related to the purchases of natural gas and certain nonferrous metals used in the production process. During 2014 and 2013, the forward physical purchase contracts for natural gas and nonferrous metals qualified for the normal purchases and normal sales exemption described in ASC Topic 815 and were not subject to mark-to-market accounting.

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel’s financial statements as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013:

		Fair Value	Fair Value
(In millions)	Balance Sheet Location	March 31, 2014	December 31, 2013
Foreign exchange forward contracts	Accounts payable	$8	$11

	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
(In millions)		Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Foreign exchange forward contracts	Other financial costs	$—	$11
In accordance with the guidance found in ASC Topic 820 on fair value measurements and disclosures, the fair value of our euro forward sales contracts was determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used are from market sources that aggregate data based upon market transactions.
13.    Debt

(In millions)	Interest Rates %	Maturity	March 31, 2014	December 31, 2013
2037 Senior Notes	6.65	2037	$350	$350
2022 Senior Notes	7.50	2022	400	400
2021 Senior Notes	6.875	2021	275	275
2020 Senior Notes	7.375	2020	600	600
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2019 Senior Convertible Notes	2.75	2019	316	316
2014 Senior Convertible Notes	4.00	2014	322	322
Province Note (C$150 million)	1.00	2015	136	141
Environmental Revenue Bonds	5.38 - 6.88	2015 - 2042	549	549
Recovery Zone Facility Bonds	6.75	2040	70	70
Fairfield Caster Lease		2022	35	35
Other capital leases and all other obligations		2014	—	—
Amended Credit Agreement	Variable	2016	—	—
USSK Revolver	Variable	2016	—	—
USSK credit facility	Variable	2015	—	—
Total Debt			4,003	4,008
Less Province Note fair value adjustment			13	15
Less unamortized discount			52	54
Less short-term debt and long-term debt due within one year			323	323
Long-term debt			$3,615	$3,616
To the extent not otherwise discussed below, information concerning the Senior Notes, the Senior Convertible Notes and other listed obligations can be found in Note 14 of the audited financial statements in the 2013 Annual Report on Form 10-K.

Amended Credit Agreement
As of March 31, 2014, there were no amounts drawn on the Amended Credit Agreement and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10% of the total aggregate commitments and $87.5 million. Since availability was greater than $87.5 million, compliance with the fixed charge coverage ratio covenant was not applicable. Based on the most recent four quarters as of March 31, 2014, we would not have met this covenant. If the value of inventory does not support the full amount of the facility or we are not able to meet this covenant in the future, the full amount of this facility would not be available to the Company.

In addition, beginning on February 13, 2014 and extending until the repayment or conversion of the $322 million of 4.00% Senior Convertible Notes due May 2014, we must maintain minimum liquidity (as further defined in the Amended Credit Agreement) of at least $175 million. The minimum liquidity must include at least $145 million of availability under the Amended Credit Agreement.
Receivables Purchase Agreement
As of March 31, 2014, U. S. Steel has a Receivables Purchase Agreement (RPA) under which trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned, bankruptcy-remote, special purpose entity used only for the securitization program. As U. S. Steel accesses this facility, USSR sells senior undivided interests in the receivables to a third-party and a third-party commercial paper conduit, while maintaining a subordinated undivided interest in a portion of the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates.
At both March 31, 2014 and December 31, 2013, eligible accounts receivable supported $625 million of availability under the RPA and there were no receivables sold to third-party conduits under this facility. The subordinated retained interest was $625 million at both March 31, 2014 and December 31, 2013. Availability under the RPA was $573 million at March 31, 2014, and $572 million at December 31, 2013, due to letters of credit outstanding of $52 million and $53 million, respectively.
USSR pays the third parties a discount based on the third-parties’ borrowing costs plus incremental fees. We paid approximately $1 million in each of the three month periods ended March 31, 2014 and 2013, relating to fees on the RPA. These costs are included in other financial costs in the Consolidated Statement of Operations.
Generally, the facility provides that as payments are collected from the sold accounts receivables, USSR may elect to have the third-parties reinvest the proceeds in new eligible accounts receivable. As there was no activity under this facility during the three months ended March 31, 2014 and 2013, there were no collections reinvested.
The eligible accounts receivable and receivables sold to third party conduits are summarized below:

(In millions)	March 31, 2014	December 31, 2013
Balance of accounts receivable-net, eligible for sale to third-parties	$1,161	$988
Accounts receivable sold to third-parties	—	—
Balance included in Receivables on the balance sheet of U. S. Steel	$1,161	$988
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

U. S. Steel Košice (USSK) credit facilities
At March 31, 2014, USSK had no borrowings under its €200 million (approximately $276 million) unsecured revolving credit facility (the Credit Agreement). The Credit Agreement contains certain USSK financial covenants (as further defined in the Credit Agreement), including maximum Leverage, maximum Net Debt to Tangible Net Worth, and minimum Interest Cover ratios. The covenants are measured semi-annually for the period covering the last twelve calendar months. USSK may not draw on the Credit Agreement if it does not comply with any of the financial covenants until the next measurement date. The Credit Agreement expires in July 2016.
At March 31, 2014, USSK had no borrowings under its €20 million and €10 million unsecured credit facilities (collectively approximately $41 million) and the availability was approximately $40 million due to approximately $1 million of customs and other guarantees outstanding.
Change in control event
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $3,212 million as of March 31, 2014 (including the Senior Notes and Senior Convertible Notes) may be declared immediately due and payable; (b) the Amended Credit Agreement, the RPA and USSK’s €200 million revolving credit agreement may be terminated and any amounts outstanding declared immediately due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield Works slab caster for $39 million or provide a letter of credit to secure the remaining obligation.
14.    Asset Retirement Obligations
U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs:

(In millions)	March 31, 2014	December 31, 2013
Balance at beginning of year	$59	$33
Additional obligations incurred	—	28
Obligations settled	(2)	(7)
Accretion expense	1	5
Balance at end of period	$58	$59
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
The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Investments and long-term receivables (a)	$54	$54	$63	$63
Financial liabilities:
Debt (b)	$4,218	$3,903	$4,198	$3,904
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

16.    Statement of Changes in Stockholders’ Equity

The following table reflects the first three months of 2014 and 2013 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Three Months Ended March 31, 2014 (In millions)	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,349		$1,762	$(1,752)	$151	$(480)	$3,667	$1
Comprehensive income:
Net income	52	52	52
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	50	50		50
Currency translation adjustment	(2)	(2)		(2)
Employee stock plans	9					1	8
Dividends paid on common stock	(7)		(7)
Balance at March 31, 2014	$3,451	$100	$1,807	$(1,704)	$151	$(479)	$3,675	$1

Three Months Ended March 31, 2013 (In millions)	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,478		$3,463	$(3,268)	$151	$(521)	$3,652	$1
Comprehensive income:
Net loss	(73)	(73)	(73)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	69	69		69
Currency translation adjustment	(37)	(37)		(37)
Issuance of conversion option in 2019 Senior Convertible Notes, net of tax	32						32
Employee stock plans	10					1	9
Dividends paid on common stock	(7)		(7)
Other	(1)		(1)
Balance at March 31, 2013	$3,471	$(41)	$3,382	$(3,236)	$151	$(520)	$3,693	$1

17.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions) (a)	Pension and Other Benefit Items	Foreign Currency Items	Total
Balance at December 31, 2013	$(2,127)	$375	$(1,752)
Other comprehensive (loss) income before reclassifications	(1)	(2)	(3)
Amounts reclassified from AOCI (b)	51	—	51
Net current-period other comprehensive income	50	(2)	48
Balance at March 31, 2014	$(2,077)	$373	$(1,704)
(a)All amounts are net of tax. Amounts in parentheses indicate debits.
(b)See table below for further details.

		Amount reclassified from AOCI
(In millions) (a)	Details about AOCI components	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Amortization of pension and other benefit items
	Prior service costs	$(10)	(b)	$(3)	(b)
	Actuarial gains/(losses)	(69)	(b)	(100)	(b)
	Total before tax	(79)		(103)
	Tax benefit	28		34
	Net of tax	$(51)		$(69)
(a)Amounts in parentheses indicate debits to income/loss.
(b)These AOCI components are included in the computation of net periodic benefit cost (see Note 5 for additional details).
18.    Transactions with Related Parties
Net sales to related parties and receivables from related parties primarily reflect sales of steel products to equity investees. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $279 million and $278 million for the three months ended March 31, 2014 and 2013, respectively.
Purchases from related parties for outside processing services provided by equity investees amounted to $15 million and $19 million for the three months ended March 31, 2014 and 2013, respectively. Purchases of iron ore pellets from related parties amounted to $54 million and $64 million for the three months ended March 31, 2014 and 2013, respectively.
Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $99 million and $70 million at March 31, 2014 and December 31, 2013, respectively for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $11 million and $3 million at March 31, 2014 and December 31, 2013, respectively.

19. Restructuring and Other Charges

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
The activity in the accrued balances incurred in relation to restructuring and other cost reduction programs during the three months ended March 31, 2014 were as follows:

	Severance	Exit
(in millions)	Accrual	Costs

Balance at December 31, 2013	$16	$6

Additional charges (a)	2	—
Cash payments/utilization	(2)	(2)
Other adjustments and re-classes (b)	(8)	—

Balance at March 31, 2014	$8	$4

(a) Additional severance charges incurred during the first quarter related to employees at USSC.
(b) Adjustments primarily related to changes in estimates and early retirements at USSC.

Accrued liabilities for restructuring and other cost reduction programs are included in the following balance sheet lines:

(in millions)	March 31, 2014	December 31, 2013
Accounts payable	$4	$6
Payroll and benefits payable	6	8
Employee benefits	2	8
Total	$12	$22

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
Asbestos matters – As of March 31, 2014, U. S. Steel was a defendant in approximately 700 active cases involving approximately 3,350 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). About 2,560, or approximately 76 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the three months ended March 31,

2014, U. S. Steel paid approximately $1 million in settlements. These settlements and other dispositions resolved approximately 45 claims. New case filings in the first three months of 2014 added approximately 75 claims. At December 31, 2013, U. S. Steel was a defendant in approximately 720 active cases involving approximately 3,320 plaintiffs. During 2013, U. S. Steel paid approximately $11 million in settlements. These settlements and other dispositions resolved approximately 250 claims. New case filings in the year ended December 31, 2013 added approximately 240 claims. Most claims filed in 2014 and 2013 involved individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.
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
These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 235 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases where the plaintiffs can prove mesothelioma.
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

(In millions)	Three Months Ended March 31, 2014
Beginning of period	$233
Accruals for environmental remediation deemed probable and reasonably estimable	1
Payments	(3)
End of period	$231
Accrued liabilities for remediation activities are included in the following balance sheet lines:

(In millions)	March 31, 2014	December 31, 2013
Accounts payable	$17	$17
Deferred credits and other noncurrent liabilities	214	216
Total	$231	$233
Expenses related to remediation are recorded in cost of sales and totaled $1 million and $4 million for the three months ended March 31, 2014 and 2013, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 10 to 25 percent.
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

Projects with Ongoing Study and Scope Development – There are five environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are four Resource Conservation and Recovery Act (RCRA) programs (at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI) and the Fairless Plant) and a voluntary remediation program at the former steelmaking plant at Joliet, Illinois. As of March 31, 2014, accrued liabilities for these projects totaled $2 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $25 million to $40 million.
Significant Projects with Defined Scope – As of March 31, 2014, there are four significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $176 million. These projects are: Gary RCRA currently accrued at $53 million, the former Geneva facility currently accrued at $64 million, the former Duluth facility St. Louis River Estuary currently accrued at $52 million, and the Solid Waste Management Unit (SWMU) #4 at UPI currently accrued at $7 million.
Other Projects – There are six other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at March 31, 2014 was $13 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.
The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at March 31, 2014 was $6 million. We do not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $28 million at March 31, 2014 and were based on known scopes of work.
Administrative and Legal Costs – As of March 31, 2014, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and have not changed significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first three months of 2014 and 2013, such capital expenditures totaled $11 million and $10 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
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
The European Commission (EC) has created an Emissions Trading System (ETS) and starting in 2013, the ETS began to employ centralized allocation, rather than national allocation plans, that are more stringent than the previous requirements. The ETS also includes a cap designed to achieve an overall reduction of GHGs for the ETS sectors of 21% in 2020 compared to 2005 emissions and auctioning as the basic principle for allocating emissions allowances, with some transitional free allocation provided on the basis of benchmarks for manufacturing industries under risk of transferring their production to other countries with lesser constraints on greenhouse gas emissions or carbon leakage. Manufacturing of sinter, coke oven products, basic iron and steel, ferro-alloys and cast iron tubes have all been recognized as exposing companies to a significant risk of carbon leakage, but the ETS is still expected to lead to additional costs for steel companies in Europe. The EU has imposed limitations under the ETS for the period 2013-2020 (Phase III) that are more stringent than those in NAP II, reducing the number of free allowances granted to companies to cover their CO2 emissions.
In September of 2013, the EC issued EU wide legislation further reducing the expected free allocation for Phase III by an average of approximately 12% for the Phase III period. USSK's final allocation for the Phase III period that was approved by the EC in January is approximately 48 million allowances. Based on 2013 emission intensity levels and projected future production levels and as a result of carryover allowances from the NAP II period, we do not currently expect to need to purchase credits until 2019 and currently estimate a shortfall of 14 million allowances for the Phase III period. However, due to a number of variable factors such as the future market value of allowances, future production levels and future emission intensity levels, we cannot reliably estimate the full cost of complying with the ETS regulations at this time.
U. S. Steel entered into transactions to sell and swap a portion of our emission allowances and recognized gains related to these transactions which are reflected in the net gain on disposal of assets line in the

Consolidated Statements of Operations. U. S. Steel recognized gains of $17 million during the three months ended March 31, 2014. There were no such similar transactions for the three months ended March 31, 2013.
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
The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BAT) to reduce environmental impacts as well as compliance with BAT associated emission levels. This directive includes operational requirements for air emissions, wastewater discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Producers will be required to be in compliance with the iron and steel BAT by March 8, 2016, unless specific extensions are granted by the Slovak environmental authority. We are currently evaluating the costs of complying with BAT, but our most recent broad estimate of likely capital expenditures is $200 million to $250 million over the 2014 to 2016 period. We are currently investigating the possibility of obtaining EU grants to fund a portion of these capital expenditures. We also believe there will be increased operating costs, such as increased energy and maintenance costs, but we are currently unable to reliably estimate them.
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
Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses, and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions, and there can be questions as to the applicability of more general indemnification provisions to environmental matters. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $231 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $29 million at March 31, 2014, which includes a $23 million liability related to a guarantee of debt of an unconsolidated equity investment for which payment by U. S. Steel is probable. The $23 million is the maximum amount U. S. Steel would be obligated to pay as the guarantor and represents the fair value of the obligation at March 31, 2014. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.
Antitrust Class Actions – In a series of lawsuits filed in federal court in the Northern District of Illinois beginning September 12, 2008, individual direct or indirect buyers of steel products have asserted that eight steel manufacturers, including U. S. Steel, conspired in violation of antitrust laws to restrict the domestic production of raw steel and thereby to fix, raise, maintain or stabilize the price of steel products in the United States. The cases are filed as class actions and claim damages related to steel product purchases during the time period of April 1, 2005 to December 31, 2007. A hearing on class certification was completed in April of 2014 and a determination is pending before the Court.  U. S. Steel is vigorously defending these lawsuits and does not believe that it is probable a liability regarding these matters has been incurred. We are unable to estimate a range of possible loss at this time.
EPA Region V Federal Lawsuit – On August 1, 2012, the U.S. government, joined by the States of Illinois, Indiana and Michigan, filed a complaint (the Complaint) in the Northern District of Indiana alleging various CAA and State air regulatory violations that were to have allegedly occurred at Gary Works, Granite City Works, and Great Lakes Works, our three integrated iron and steel facilities located in EPA Region V. The Complaint alleges that Gary Works failed to obtain the proper pre-construction permit for a routine reline of its Blast Furnace No. 4 in 1990, and that the three facilities failed to meet certain operational, maintenance, opacity, and recordkeeping requirements under the CAA and its implementing regulations. The Complaint requests relief in the form of statutory penalties for each violation and for injunctive relief. U. S. Steel believes that the claims asserted in the Complaint are not justified and are without statutory foundation. On September 21, 2012, U. S. Steel filed a motion to dismiss the U.S. government’s claims for relief regarding the 1990 reline of the Gary Blast Furnace No. 4 and filed an answer to the remaining allegations in the Complaint. On August 21, 2013, the district court issued an Opinion and Order, granting in part, and denying in part, the Motion to Dismiss. The court granted the Motion to Dismiss with respect to penalties such that the government is barred from seeking any civil penalties. However, the court denied our Motion to Dismiss with respect to injunctive relief. On September 6, 2013, U. S. Steel filed a Motion for Reconsideration to the district court with respect to its denial of the Motion to Dismiss regarding injunctive relief. On April, 18, 2014, the district court granted U. S. Steel's Motion for Reconsideration and Motion to Dismiss. The Court determined that the government's claims for civil penalties and injunctive relief regarding the 1990 reline of the Gary Blast Furnace No. 4 allegations are time barred. Fact discovery is being completed in three phases, consisting of one phase for each facility. The first phase of fact discovery, regarding Granite City Works, was completed on December 20, 2013. The second phase for discovery regarding Great Lakes Works is ongoing. U. S. Steel will continue to vigorously defend against these claims. At this time, the potential outcome is not reasonably estimable.
Randle Reef – The Canadian and Ontario governments have identified for remediation a sediment deposit, commonly referred to as Randle Reef, in Hamilton Harbor near USSC’s Hamilton Works, for which the regulatory agencies estimate expenditures with a net present value of approximately C$140 million (approximately $127 million). The national and provincial governments have each allocated approximately C$46 million (approximately $42 million) for this project. Local sources, including industry, have also agreed to provide funding of approximately C$46 million (approximately $42 million) for this project. USSC has committed to contribute approximately 11,000 tons of hot rolled steel and to fund C$2 million (approximately $2 million). The C$2 million (approximately $2 million) was contributed in 2013 and the steel contribution is expected to be made in 2014. As of March 31, 2014, the remaining contribution commitment is reflected on USSC's balance sheet as a current liability of approximately C$8 million (approximately $7 million).

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $15 million at March 31, 2014). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $162 million as of March 31, 2014, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by our RPA. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $75 million at March 31, 2014, of which less than $1 million was classified as current, and $81 million at December 31, 2013, of which less than $1 million was classified as current. Restricted cash at March 31, 2014 also includes $37 million to fund certain capital projects at Gary Works, our Clairton Plant and Granite City Works. The proceeds become unrestricted as capital expenditures for these projects are made.
Capital Commitments – At March 31, 2014, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $176 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2014	2015	2016	2017	2018	Later Years	Total
$666	$654	$426	$342	$309	$1,448	$3,845
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, energy and utility services with terms ranging from two to 14 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply 90 percent to 105 percent of the expected annual capacity of the heat recovery coke plant at our Granite City Works, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of March 31, 2014, a maximum default payment of approximately $245 million would apply if U. S. Steel terminates the agreement.
Total payments relating to unconditional purchase obligations were approximately $134 million and $183 million for the three months ended March 31, 2014 and 2013, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain sections of Management’s Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of United States Steel Corporation (U. S. Steel). These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects,” “intends” or similar words indicating that future outcomes are not known with certainty and are subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors that could cause future outcomes to differ materially from those set forth in forward-looking statements. For discussion of risk factors affecting the businesses of U. S. Steel, see Item 1A. Risk Factors and “Supplementary Data – Disclosures About Forward-Looking Statements” in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2013. References in this Quarterly Report on Form 10-Q to “U. S. Steel,” “the Company,” “we,” “us” and “our” refer to U. S. Steel and its consolidated subsidiaries unless otherwise indicated by the context.
RESULTS OF OPERATIONS
Net sales by segment for the first quarter of 2014 and 2013 are set forth in the following table:

	Quarter Ended March 31,
(Dollars in millions, excluding intersegment sales)	2014	2013	% Change
Flat-rolled Products (Flat-rolled)	$3,027	$3,103	(2)%
U. S. Steel Europe (USSE)	759	783	(3)%
Tubular Products (Tubular)	643	686	(6)%
Total sales from reportable segments	4,429	4,572	(3)%
Other Businesses	19	23	(17)%
Net sales	$4,448	$4,595	(3)%
Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the quarter ended March 31, 2014 versus the quarter ended March 31, 2013 is set forth in the following table:
Quarter Ended March 31, 2014 versus Quarter Ended March 31, 2013

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-rolled	(6)%	4%	—%	(1)%	1%	(2)%
USSE	(2)%	(4)%	—%	3%	—%	(3)%
Tubular	(4)%	(1)%	(2)%	—%	1%	(6)%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
Net sales were $4,448 million in the first quarter of 2014, compared with $4,595 million in the same quarter last year. The decrease in sales for the Flat-rolled segment primarily reflected lower shipments as a result of weather-related issues (decrease of 344 thousand net tons) partially offset by an increase in average realized prices (increase of $42 per net ton). The decrease in sales for the European segment was primarily due to lower average realized euro-based prices (decrease of €26 per net ton) and lower shipments (decrease of 17 thousand net tons) partially offset by the weakening of the U.S. dollar versus the euro. The decrease in sales for the Tubular segment primarily reflected lower average realized prices (decrease of $77 per net ton) and lower shipments (decrease of 9 thousand net tons) primarily as a result of continued high import levels and weather-related issues.

Pension and other benefits costs
Pension and other benefit costs are reflected in our cost of sales and selling, general and administrative expense line items in the Consolidated Statements of Operations.
Defined benefit and multiemployer pension plan costs totaled $84 million in the first quarter of 2014, compared to $95 million in the first quarter of 2013. The $11 million decrease is primarily due to a higher discount rate.
Costs related to defined contribution plans totaled $12 million in the first quarter of 2014 compared to $11 million in the first quarter of 2013.
Other benefit costs totaled $3 million in the first quarter of 2014, compared to $14 million in the first quarter of 2013. The $11 million decrease is primarily due to a higher discount rate and favorable claims cost experience.
Net periodic pension cost, including multiemployer plans, is expected to total approximately $330 million in 2014. Total other benefits costs in 2014 are expected to total approximately $15 million.
A sensitivity analysis of the projected incremental effect of a hypothetical one percentage point change in the significant inputs used in the calculation of pension and other benefits net periodic benefit costs is provided in the following table:

	Hypothetical Rate Increase (Decrease)
(Dollars in millions)	1%	(1)%
Expected return on plan assets
Incremental (decrease) increase in:
Net periodic pension cost	$(100)	$100
Discount rate
Incremental (decrease) increase in:
Net periodic pension & other benefits costs	$(39)	$55
Health care cost escalation trend rates
Incremental increase (decrease) in:
Service and interest cost components for 2014	$10	$(8)
Selling, general and administrative expenses
Selling, general and administrative expenses were $138 million in the first quarter of 2014 compared to $145 million in the first quarter of 2013. The decrease is primarily related to lower pension and other benefits costs as discussed above.

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
Management believes its actions with regard to the Company’s Canadian operations will have a positive impact on the Company’s annual cash flows of approximately $40 million over the course of subsequent periods as a result of decreased payroll and benefits costs and other idle facility costs. Additionally, management does not believe there will be any significant impacts related to the Company’s revenues as a result of this restructuring.

During the first quarter of 2014, the Company recorded severance related charges of approximately $2 million, which were reported in cost of sales in the Consolidated Statement of Operations, for additional employee reductions at our Canadian operations, made cash payments related to restructuring of approximately $4 million for severance and closure costs related to our Canadian and WGN operations and made changes in estimates of approximately $8 million. There were no such items for the first quarter of 2013.
Income (loss) from operations by segment for the first quarter of 2014 and 2013 is set forth in the following table:

	Quarter Ended March 31,		% Change
(Dollars in millions)	2014	2013
Flat-rolled	$85	$(13)	NM
USSE	32	38	(16)%
Tubular	24	64	(63)%
Total income from reportable segments	141	89	58%
Other Businesses	13	5	160%
Segment income from operations	154	94	64%
Postretirement benefit expense	(32)	(56)	(43)%
Total income from operations	$122	$38	221%
Segment results for Flat-rolled

	Quarter Ended March 31,		% Change
	2014	2013
Income (loss) from operations ($ millions)	$85	$(13)	NM
Gross margin	9%	5%	4%
Raw steel production (mnt)	4,491	4,920	(9)%
Capability utilization(a)	83%	82%	1%
Steel shipments (mnt)	3,674	4,018	(9)%
Average realized steel price per ton	$761	$719	6%
(a) Prior to the permanent shut down of the iron and steelmaking facilities at Hamilton Works on December 31, 2013, annual raw steel production capability for Flat-rolled was 24.3 million net tons.
The increase in Flat-rolled results in the first quarter of 2014 compared to the same period in 2013 resulted from increased prices (approximately $180 million), higher repairs and maintenance and other operating costs (approximately $25 million), higher raw material costs (approximately $15 million), higher income from our joint ventures (approximately $10 million) and higher steel substrate sales to our Tubular segment (approximately $5 million). These changes were partially offset by increased energy costs, primarily due to higher natural gas costs (approximately $85 million), decreased shipment volumes due to weather-related issues (approximately $35 million) and higher costs for profit based payments (approximately $15 million).

Segment results for USSE

	Quarter Ended March 31,		% Change
	2014	2013
Income from operations ($ millions)	$32	$38	(16)%
Gross margin	8%	11%	(3)%
Raw steel production (mnt)	1,141	1,203	(5)%
Capability utilization	93%	98%	(5)%
Steel shipments (mnt)	1,031	1,048	(2)%
Average realized steel price per ton	$710	$718	(1)%
The decrease in USSE results in the first quarter of 2014 compared to the same period in 2013 was primarily due to lower average realized prices (approximately $35 million) and a decrease in shipping volumes (approximately $5 million). These changes were partially offset by favorable effects of transactions to sell and swap a portion of our emissions allowances (approximately $15 million), the weakening of the U.S. dollar versus the euro in the first quarter of 2014 as compared to the same period in 2013 (approximately $10 million), lower raw material costs (approximately $5 million) and decreased repairs and maintenance and other operating costs (approximately $5 million).
Segment results for Tubular

	Quarter Ended March 31,		% Change
	2014	2013
Income from operations ($ millions)	$24	$64	(63)%
Gross margin	7%	14%	(7)%
Steel shipments (mnt)	419	428	(2)%
Average realized steel price per ton	$1,479	$1,556	(5)%
The decrease in Tubular results in the first quarter of 2014 as compared to the same period in 2013 resulted mainly from decreased average realized prices (approximately $20 million) and decreased shipping volumes (approximately $15 million) primarily due to continuing high import levels and weather-related issues, higher raw material costs (approximately $5 million) and higher costs for profit based payments (approximately $5 million), partially offset by decreased repairs and maintenance and other operating costs (approximately $5 million).
Results for Other Businesses
Other Businesses had income of $13 million in the first quarter of 2014, compared to income of $5 million in the first quarter of 2013.
Items not allocated to segments
The decrease in postretirement benefit expense in the first quarter of 2014 as compared to the same period in 2013 resulted from lower pension and retiree medical expenses as a result of a higher discount rate and better claims cost experience.

Net interest and other financial costs

	Quarter Ended March 31,		% Change
(Dollars in millions)	2014	2013
Interest expense	$61	$85	(28)%
Interest income	(1)	(1)	—%
Other financial costs	9	20	(55)%
Total net interest and other financial costs	$69	$104	(34)%
The decrease in net interest and other financial costs in the first quarter of 2014 as compared to the same period last year is primarily due to the absence of a $34 million charge that was recorded in 2013 related to the repurchases of a portion of the 4.00% Senior Convertible Notes due 2014.
The income tax provision was $1 million in the first quarter of 2014 compared to $7 million in the first quarter of 2013. The tax provision reflects a benefit for percentage depletion in excess of cost depletion for iron ore that we produce and consume or sell. The tax provision does not reflect any tax benefit for pretax losses in Canada, which is a jurisdiction where we have recorded a full valuation allowance on deferred tax assets, and also does not reflect any tax provision or benefit for certain foreign currency remeasurement gains and losses that are not recognized in any tax jurisdiction.
The tax provision for the first quarter of 2014 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, operating performance and cost estimates. To the extent that actual 2014 pretax results for U.S. and foreign income or loss vary from estimates used herein at the end of the most recent interim period, the actual tax provision or benefit recognized in 2014 could be materially different from the forecasted amount used to estimate the tax provision for the first quarter of 2014.
The net domestic deferred tax asset was $56 million at March 31, 2014 compared to $88 million at December 31, 2013. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. We continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.
At March 31, 2014, the net foreign deferred tax asset was $60 million, net of established valuation allowances of $1,002 million. At December 31, 2013, the net foreign deferred tax asset was $59 million, net of established valuation allowances of $1,028 million. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro and the Canadian dollar. A full valuation allowance was recorded for the net Canadian deferred tax asset primarily due to cumulative losses in Canada. If evidence changes and it becomes more likely than not that the Company will realize the net Canadian deferred tax asset, the valuation allowance would be partially or fully reversed. Any reversal of this amount would result in a decrease to income tax expense.
For further information on income taxes see Note 8 to the Consolidated Financial Statements.
Net income attributable to United States Steel Corporation was $52 million in the first quarter of 2014, compared to a net loss of $73 million in the first quarter of 2013. The changes primarily reflect the factors discussed above.
BALANCE SHEET
Accounts receivable increased by $225 million from year-end 2013. Sales in the latter part of a quarter typically represent the majority of the receivables as of the end of the quarter. The increase in receivables primarily reflected increased shipment volumes and average realized prices.
Inventories decreased by $277 million from year-end 2013 primarily due to a reduction in raw material inventories.
Property, plant and equipment decreased by $131 million from year-end 2013 primarily as a result of depreciation in excess of capital expenditures.

Total deferred income tax benefits decreased by $73 million from year-end 2013 primarily due to a decrease in net operating losses forecasted to be used in 2014.
Accounts payable and other accrued liabilities increased by $246 million from year-end 2013 primarily as a result of implementing extended vendor payment terms.
Employee benefits decreased by $100 million from year-end 2013 primarily due to benefit payments made in excess of the net periodic benefit expense recognized in the first quarter of 2014.
Deferred income tax liabilities decreased by $42 million from year-end 2013 primarily due to a decrease in net operating losses forecasted to be used in 2014, partially offset by the valuation effects of employee related benefits.
CASH FLOW
Net cash provided by operating activities was $570 million for the first three months of 2014 compared to $233 million in the same period last year. The increase is primarily due to improved financial results and changes in working capital period over period.
Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business. We improved cash provided by operating activities by extending vendor payment terms consistent with industry standards.
Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the three months and twelve months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2014	2013	2014	2013
Accounts Receivable Turnover	2.1	2.1	7.7	7.8
Inventory Turnover	1.6	1.8	6.7	7.3
Capital expenditures, in the first quarter of 2014, were $90 million, compared with $116 million in the same period in 2013. Flat-rolled capital expenditures were $55 million and included spending for the ongoing implementation of an enterprise resource planning (ERP) system, the Granite City Steel Shop Tap and Charging Emission Control System, the Mon Valley Blast Furnace No. 1 reline and various other infrastructure and environmental projects. Tubular capital expenditures of $16 million related to an upgrade to the Lorain No. 4 Seamless Hot Mill and various other infrastructure, environmental and strategic capital projects. USSE capital expenditures of $18 million consisted of spending for infrastructure and environmental projects.
U. S. Steel’s contractual commitments to acquire property, plant and equipment at March 31, 2014, totaled $176 million.
Capital expenditures for 2014 are expected to total approximately $620 million and remain focused largely on strategic, infrastructure and environmental projects. In recent years, we have completed or neared completion on several key projects of strategic importance. We have made significant progress to improve our coke self-sufficiency and reduce our reliance on purchased coke for the steelmaking process through the application of advanced technologies, upgrades to our existing coke facilities and increased use of natural gas and pulverized coal in our operations. We have completed the construction of a technologically and environmentally advanced battery at the Mon Valley Works’ Clairton Plant with a capacity of 960,000 tons per year. Initial start-up of the battery began in November 2012 and the battery has reached full production capacity. We have been constructing a two module carbon alloy facility at Gary Works, which utilizes an environmentally compliant, energy efficient and flexible production technology to produce a coke substitute product. The facility has a projected capacity of 500,000 tons per year when both modules are completed. Construction of the first module is complete, and we continue to focus on the optimization and reliability of operations of that module. We have temporarily suspended construction activities on the second module at this time based on current economic conditions, our coke requirements in North America and additional work on the first module.
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
The foregoing statements regarding expected 2014 capital expenditures, capital projects, emissions reductions and expected benefits from the implementation of the ERP project are forward-looking statements. Factors that may affect our capital spending and the associated projects include: (i) levels of cash flow from operations; (ii) changes in tax laws; (iii) general economic conditions; (iv) steel industry conditions; (v) cost and availability of capital; (vi) receipt of necessary permits; (vii) unforeseen hazards such as contractor performance, material shortages, weather conditions, explosions or fires; (viii) our ability to implement these projects; and (ix) the requirements of applicable laws and regulations. There is also a risk that the completed projects will not produce at the expected levels and within the costs currently projected. Predictions regarding benefits resulting from the implementation of the ERP project are subject to uncertainties. Actual results could differ materially from those expressed in these forward-looking statements.
Disposal of assets in the first quarter of 2014 primarily reflects cash proceeds from transactions to sell and swap a portion of the emissions allowances at USSK.
Restricted cash in the first quarter of 2013 primarily reflects a reduction in the use of cash collateralized letters of credit, which were replaced with surety bonds.
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

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes U. S. Steel’s liquidity as of March 31, 2014:

(Dollars in millions)
	Cash and cash equivalents	$1,099
	Amount available under $875 Million Credit Facility(a)	730
	Amount available under Receivables Purchase Agreement	573
	Amount available under USSK credit facilities	316
	Total estimated liquidity	$2,718
[(a) As of March 31, 2014, there were no amounts drawn and inventory levels supported the full $875 million capacity of the facility. Beginning on February 13, 2014 and extending until the repayment or conversion of the $322 million of 4.00% Senior Convertible Notes due May 2014, we must maintain minimum liquidity of at least $175 million. The minimum liquidity must include at least $145 million of availability under the Amended Credit Agreement. Therefore, we reduced the availability in the table to $730 million.
As of March 31, 2014, $373 million of the total cash and cash equivalents was held by our foreign subsidiaries. A significant portion of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes. Additionally, as part of our Carnegie Way initiative to remain competitive and drive world class growth, we are implementing extended vendor payment terms to be better aligned with other large industrial companies and our peers in the metals and mining sector.
As of March 31, 2014, there were no amounts drawn under our $875 million credit facility agreement (Amended Credit Agreement) and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10% of the total aggregate commitments and $87.5 million. Based on the most recent four quarters as of March 31, 2014, we would not have met this covenant. If the value of inventory does not support the full amount of the facility or we remain unable to meet this covenant in the future, the full amount of this facility would not be available to the Company.
In addition, beginning on February 13, 2014 and extending until the repayment or conversion of the $322 million of 4.00% Senior Convertible Notes due May 2014, we must maintain minimum liquidity (as further defined in the Amended Credit Agreement) of at least $175 million. The minimum liquidity must include at least $145 million of availability under the Amended Credit Agreement. Any senior convertible notes outstanding as of the maturity date will be redeemed by the Company in cash.
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
The RPA may be terminated on the occurrence and failure to cure certain events, including, among others, failure by U. S. Steel to make payments under our material debt obligations and any failure to maintain certain ratios related to the collectability of the receivables. The maximum amount of receivables eligible for sale is $625 million and the facility expires in July 2016. As of March 31, 2014, eligible accounts receivable supported $625 million of availability under the RPA, and there were no receivables sold to third-parties under this facility. The subordinated retained interest at March 31, 2014 was $625 million with availability of $573 million due to approximately $52 million of letters of credit outstanding.
At March 31, 2014, USSK had no borrowings under its €200 million (approximately $276 million) unsecured revolving credit facility (the Credit Agreement). The Credit Agreement contains certain USSK financial covenants (as further defined in the Credit Agreement), including maximum Leverage, maximum Net Debt to Tangible Net Worth, and minimum Interest Cover ratios. The covenants are measured semi-annually for the period covering the last twelve calendar months. USSK may not draw on the Credit Agreement if it does not comply with any of the financial covenants until the next measurement date.
At March 31, 2014, USSK had no borrowings under its €20 million and €10 million unsecured credit facilities (collectively approximately $41 million) and the availability was approximately $40 million due to approximately $1 million of outstanding customs and other guarantees.
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
We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $162 million of liquidity sources for financial assurance purposes as of March 31, 2014. Increases in these commitments which use collateral are reflected in restricted cash on the Consolidated Statement of Cash Flows.

If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $3,212 million as of March 31, 2014 (including the Senior Notes and Senior Convertible Notes) may be declared immediately due and payable; (b) the Amended Credit Agreement, the RPA and USSK’s €200 million revolving credit agreement may be terminated and any amounts outstanding declared immediately due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield slab caster for $39 million or provide a cash collateralized letter of credit to secure the remaining obligation.
The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $29 million at March 31, 2014, which includes a $23 million liability related to a guarantee of debt of an unconsolidated equity investment for which payment by U. S. Steel is probable. The $23 million is the maximum amount U. S. Steel would be obligated to pay as the guarantor and represents the fair value of the obligation at March 31, 2014. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.
Our major cash requirements in 2014 are expected to be for capital expenditures, employee benefits, debt service and operating costs, including purchases of raw materials. We finished the first quarter of 2014 with $1,099 million of cash and cash equivalents and $2.7 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.
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
Off-balance Sheet Arrangements
U. S. Steel did not enter into any new material off-balance sheet arrangements during the first quarter of 2014.
Environmental Matters, Litigation and Contingencies
U. S. Steel has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet Clean Air Act (CAA) obligations and similar obligations in Europe and Canada, although ongoing compliance costs have also been significant. To the extent that these expenditures, as with all costs, are not ultimately reflected in the prices of our products and services, operating results will be reduced. U. S. Steel believes that our major North American and many European integrated steel competitors are confronted by substantially similar conditions and thus does not believe that our relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on our competitive position with regard to domestic mini-mills, some foreign steel producers (particularly in developing economies such as China, Russia, Ukraine and India) and producers of materials which compete with steel, all of which may not be required to incur equivalent costs in their operations. The specific impact on each competitor may vary depending on a several things such as the age and location of their operating facilities and production methods.
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
U. S. Steel Canada (USSC) is subject to the environmental laws of Canada, which are comparable to environmental standards in the United States. Environmental regulation in Canada is an area of shared responsibility between the federal government and the provincial governments, which in turn delegate certain matters to municipal governments. Federal environmental statutes include the federal Canadian Environmental Protection Act, 1999 and the Fisheries Act. Various provincial statutes regulate environmental matters such as the release and remediation of hazardous substances; waste storage; treatment and disposal; and releases to air and water. As in the United States, Canadian environmental laws (federal, provincial and local) are undergoing revision and becoming more stringent.
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
The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BAT) to reduce environmental impacts as well as compliance with BAT associated emission levels. This directive includes operational requirements for air emissions, wastewater discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Producers will be required to be in compliance with the iron and steel BAT by March 8, 2016, unless specific extensions are granted by the Slovak environmental authority. We are currently evaluating the costs of complying with BAT, but our most recent broad estimate of likely capital expenditures is $200 million to $250 million over the 2014 to 2016 period. We are currently investigating the possibility of obtaining EU grants to fund a portion of these capital expenditures. We also believe there will be increased operating costs, such as increased energy and maintenance costs, but we are currently unable to reliably estimate them.
Due to other EU legislation, we will be required to make changes to the boilers at our steam and power generation plant in order to comply with stricter air emission limits. In January of 2014, the operation of USSK's boilers was approved by the European Commission (EC) as part of Slovakia's Transitional National Plan (TNP) for bringing all boilers in Slovakia into BAT compliance no later than 2020. The TNP establishes parameters for determining the date by which specific boilers are required to reach compliance with the new air standards, which has been determined to be October 2017 for our boilers. This gives us the flexibility of delaying the completion of the project to upgrade our boilers to no later than that date, although we may choose to accelerate the implementation of this project in order to qualify for supplementary support payments as part of Slovakia's renewable energy program. This will result in a reduction in electricity costs once the project is completed. The current projected cost to reconstruct one existing boiler and build one new boiler to achieve compliance is broadly estimated at $150 million.
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
Greenhouse Gas Emissions Regulation
The current and potential regulation of greenhouse gas (GHG) emissions remains a significant issue for the steel industry, particularly for integrated steel producers such as U. S. Steel. The regulation of greenhouse gases such as CO2 emissions has either become law or is being considered by legislative bodies of many nations, including countries where we have operating facilities. In the United States, the Environmental Protection Agency (EPA) has published rules for regulating GHG emissions for certain facilities and has implemented various reporting requirements as further described below.
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
The EPA re-proposed it’s New Source Performance Standards (NSPS) for GHG emissions from Power Plants in September 2013 after missing the original April 2013 deadline to publish the first rule it had proposed a year earlier. The re-proposed NSPS imposes separate intensity based greenhouse gas limits for new coal fired and new natural gas fired power plants. Although the September 2013 proposal would only affect new electric generating units, the potential impacts of the rule’s issuance extends beyond these sources, because the agency is obligated under Section 111(d) of the CAA to promulgate guidelines for existing sources within a category when it promulgates GHG standards for new sources. Accordingly, the President directed EPA to propose such guidelines by June 2014 and to finalize them a year later. Using these guidelines, states will be required to develop performance standards for existing sources. These could be less stringent than the NSPS—taking into account, among other factors, the remaining useful life of the source—but the standards could have far greater impact than the NSPS, given that they will affect all existing sources. The impact these rules will have on the supply and cost of electricity to industrial consumers, especially the energy intensive industries, is being evaluated.
The EU has established GHG regulations for the EU member states, while in Canada, a regulatory framework for GHG emissions has been published, details of which are discussed below. International negotiations to supplement and eventually replace the 1997 Kyoto Protocol are ongoing.
Since 2009, in Canada, the federal government has committed to reducing the country's total GHG emissions by 17 percent from 2005 levels by 2020. The Ontario government has committed to its own GHG emission reduction targets for the province. This plan announced GHG emission reduction targets of six percent below 1990 levels by 2014, 15 percent below 1990 levels by 2020 and 80 percent below 1990 levels by 2050. Both the federal and Ontario governments are currently seeking input from stakeholders, including industry, on the development of GHG emission reduction programs and, in addition, have expressed an intent to update limits on other emissions affecting air quality, with proposed implementation of some of the new limits beginning in 2016 through 2020.
If federal or provincial GHG reduction legislation for the steel sector becomes law in Canada, it could have economic and operational consequences for U. S. Steel. At the present time, it is not possible to estimate the timing or impact of these or other future government actions on U. S. Steel.
The EPA has classified GHGs, such as CO2, as harmful gases. Under this premise, it has implemented a GHG emission monitoring and reporting requirement for all facilities emitting 25,000 metric tons or more per year of CO2, methane and nitrous oxide in CO2 equivalent quantities. In accordance with EPA GHG emissions reporting requirements, reports for the year 2013 were completed and submitted for all required facilities by the March 31, 2014 deadline. Consistent with prior year’s reporting, fourteen U. S. Steel facilities submitted reports including Gary Works, East Chicago Tin, Midwest Plant, Clairton Plant, Edgar Thomson Plant, Irvin Plant, Fairless Plant, Fairfield Sheet, Fairfield Tubular, Granite City Works, Great Lakes Works, Lorain Tubular, Minntac and Keetac. The Texas Operations is the only significant operation not required to report because its emissions were well below the 25,000 ton reporting threshold.
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
The EC has created an Emissions Trading System (ETS) and starting in 2013, the ETS began to employ centralized allocation, rather than national allocation plans, that are more stringent than the previous requirements. The ETS also includes a cap designed to achieve an overall reduction of GHGs for the ETS sectors of 21% in 2020 compared to 2005 emissions and auctioning as the basic principle for allocating emissions allowances, with some transitional free allocation provided on the basis of benchmarks for manufacturing industries under risk of transferring their production to other countries with lesser constraints on greenhouse gas emissions or carbon leakage. Manufacturing of sinter, coke oven products, basic iron and steel, ferro-alloys and cast iron tubes have all been recognized as exposing companies to a significant risk of carbon leakage, but the ETS is still expected to lead to additional costs for steel companies in Europe. The EU has imposed limitations under the ETS for the period 2013-2020 (Phase III) that are more stringent than those in NAP II, reducing the number of free allowances granted to companies to cover their CO2 emissions.

In September of 2013, the EC issued EU wide legislation further reducing the expected free allocation for Phase III by an average of approximately 12% for the Phase III period. USSK's final allocation for the Phase III period that was approved by the EC in January is approximately 48 million allowances. Based on 2013 emission intensity levels and projected future production levels and as a result of carryover allowances from the NAP II period, we do not currently expect to need to purchase credits until 2019 and currently estimate a shortfall of 14 million allowances for the Phase III period. However, due to a number of variable factors such as the future market value of allowances, future production levels and future emission intensity levels, we cannot reliably estimate the full cost of complying with the ETS regulations at this time.
U. S. Steel entered into transactions to sell and swap a portion of our emissions allowances and recognized a gain of $17 million during the three months ended March 31, 2014. There were no such similar transactions for the three months ended March 31, 2013.
Environmental Remediation
In the United States, U. S. Steel has been notified that we are a potentially responsible party (PRP) at 20 sites under CERCLA as of March 31, 2014. In addition, there are 10 sites related to U. S. Steel where we have received information requests or other indications that we may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 36 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 20 to the Consolidated Financial Statements.
For discussion of relevant environmental items, see “Part II. Other Information—Item 1. Legal Proceedings—Environmental Proceedings.”
During the first quarter of 2014, U. S. Steel recorded a net decrease of $2 million to our accrual balance for environmental matters for U.S. and international facilities. The total accrual for such liabilities at March 31, 2014 was $231 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in Note 14 to the Consolidated Financial Statements.
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

OUTLOOK

We expect reduced income from operations in the second quarter. We expect our production to be limited which will temporarily slow shipments primarily due to continued weather-related logistical issues affecting both raw materials and finished products.

We expect to report a loss for our Flat-rolled segment in the second quarter. The operational difficulties described above are projected to temporarily limit our production capabilities, resulting in a reduction in our shipments and higher operating costs as compared to first quarter. Market conditions in North America are improving; however, average realized prices are projected to be comparable to the first quarter. Given our production disruptions, second quarter shipments will be geared to fulfilling contract commitments where prices are not moving at the same rate as the spot market, as well as negatively influenced by lower automotive coated production and shipments this quarter. We expect to have the operational difficulties largely behind us as we exit the second quarter.

We expect results for our European segment to decrease in the second quarter due to the absence of the positive effects of $17 million from the sale and swap of carbon emission allowances in the first quarter. Shipments and average realized prices are expected to be comparable to the first quarter.

Tubular results are projected to increase compared to the first quarter. Shipments are projected to be higher due to increased drilling activity. We expect average realized prices to be in line with the first quarter.

We expect a minimal tax provision/benefit in the second quarter.

We remain focused on cash flow and expect to retire the Senior Convertible Notes due in May 2014 without refinancing.
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
USSE conducts business primarily in Europe. Like our domestic operations, USSE is affected by the cyclical nature of demand for steel products and the sensitivity of that demand to worldwide general economic conditions. The sovereign debt issues and the resulting economic uncertainties adversely affecting markets in the EU. We are subject to market conditions in those areas, which are influenced by many of the same factors that affect U.S. markets, as well as matters specific to international markets such as quotas, tariffs and other protectionist measures.
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
U. S. Steel remains active in its efforts to ensure that competitors are not participating in unfair trade practices. In recent years, a significant number of steel imports have been found to violate United States or Canadian trade laws. Under these laws, antidumping duties (AD) can be imposed against dumped products, which are products sold at a price that is less than fair value. Countervailing duties (CVD) can be imposed against products that have benefited from foreign government assistance for the production, manufacture, or exportation of the product. For many years, U. S. Steel, other producers, customers and the United Steelworkers have sought the imposition of duties and in many cases have been successful.
As in the past, U. S. Steel continues to monitor unfairly traded imports and is prepared to seek appropriate remedies against such importing countries. On July 2, 2013, U. S. Steel and eight other domestic producers filed AD and CVD petitions against imports of oil country tubular goods (OCTG) from India and Turkey, along with AD petitions against imports of OCTG from the Philippines, Saudi Arabia, South Korea, Taiwan, Thailand, Ukraine, and Vietnam. These petitions allege that unfairly-traded imports from the subject countries are both a cause and a threat of material injury to United States producers of OCTG. While U. S. Steel strongly believes that the imports in question were traded unfairly, and that relief is fully justified under United States law, the outcome of such litigation is uncertain. On August 16, 2013, the U.S. International Trade Commission (ITC) made affirmative determinations in the preliminary phase of its injury investigations. The U.S. Department of Commerce (DOC) announced its preliminary determinations in the CVD investigations of OCTG from India and Turkey on December 17, 2013, and it announced its preliminary determinations in the AD investigations of India, South Korea, Philippines, Saudi Arabia, Taiwan, Thailand, Turkey, Ukraine, and Vietnam on February 18, 2014. As a result of the preliminary determinations, DOC will "suspend liquidation" and require cash deposits of AD and/or CVD duties for imports of OCTG from those producers and exporters with dumping margins and/or subsidy rates equal to or greater than 2% ad valorem. Producers and exporters from South Korea, the country accounting for the largest volume of OCTG imports into the United States, received dumping margins lower than 2% ad valorem. However, the results are only preliminary and there is precedent for significant differences in dumping margin calculations between preliminary and final determinations. DOC is scheduled to issue its final AD and CVD determinations this summer. The ITC is currently expected to make its final determinations of injury in August. If the determinations of both agencies are affirmative, DOC will issue AD and CVD orders.

AD and CVD orders are generally subject to "sunset" reviews every five years and U. S. Steel actively participates in such review proceedings. At present, the international trade order currently in the sunset review phase by the DOC and the ITC of interest to U. S. Steel is the AD and CVD orders on welded line pipe from China. The ITC is expected to issue a final decision on May 2, 2014. On January 22, 2014, the United States government completed five-year reviews of: (i) AD orders on hot-rolled steel from China, Taiwan, and Ukraine; and (ii) AD and CVD orders on hot-rolled steel from India, Indonesia and Thailand. In each of those reviews, the United States government decided to keep the orders in place.

Steel sheet imports to the United States accounted for an estimated 15 percent of the steel sheet market in the United States in 2013, 14 percent in 2012 and 13 percent in 2011. Increases in future levels of imported steel could reduce future market prices and demand levels for steel produced in our North American facilities.

Imports of flat-rolled steel to Canada accounted for an estimated 35 percent of the Canadian market for flat-rolled steel products in 2013, 34 percent in 2012 and 35 percent in 2011.

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

U. S. Steel expects to continue to experience competition from imports and will continue to closely monitor imports of products in which U. S. Steel has an interest. Additional complaints may be filed if unfairly-traded imports adversely impact, or threaten to adversely impact, U. S. Steel's financial results.
NEW ACCOUNTING STANDARDS
See Note 2 to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in U. S. Steel’s exposure to market risk from December 31, 2013.

Item 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2014. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION
SUPPLEMENTAL STATISTICS (Unaudited)

	Quarter Ended March 31,
(Dollars in millions)	2014	2013
SEGMENT INCOME (LOSS) FROM OPERATIONS:
Flat-rolled	$85	$(13)
U. S. Steel Europe	32	38
Tubular	24	64
Total reportable segments	141	89
Other Businesses	13	5
Items not allocated to segments
Postretirement benefit expense	(32)	(56)
Total income from operations	$122	$38
CAPITAL EXPENDITURES
Flat-rolled	$55	$96
U. S. Steel Europe	18	10
Tubular	16	8
Other Businesses	1	2
Total	$90	$116
OPERATING STATISTICS
Average realized price: ($/net ton) (a)
Flat-rolled	$761	$719
U. S. Steel Europe	710	718
Tubular	1,479	1,556
Steel Shipments:(a)(b)
Flat-rolled	3,674	4,018
U. S. Steel Europe	1,031	1,048
Tubular	419	428
Raw Steel Production:(b)
Flat-rolled	4,491	4,920
U. S. Steel Europe	1,141	1,203
Raw Steel Capability Utilization: (c)
Flat-rolled	83%	82%
Flat-rolled U.S. Facilities (d)	81%	90%
U. S. Steel Europe	93%	98%

(a)	Excludes intersegment transfers.

(b)	Thousands of net tons.

(c)
Based on annual raw steel production capability of 22.0 million net tons for Flat-rolled and 5.0 million net tons for USSE. Prior to the permanent shut down of the iron and steelmaking facilities at Hamilton Works on December 31, 2013, annual raw steel production capability for Flat-rolled was 24.3 million net tons.

(d)	AISI capability utilization rates include our U.S. facilities (Gary Works, Great Lakes Works, Mon Valley Works, Granite City Works and Fairfield Works).

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
GENERAL LITIGATION
In a series of lawsuits filed in federal court in the Northern District of Illinois beginning September 12, 2008, individual direct or indirect buyers of steel products have asserted that eight steel manufacturers, including U. S. Steel, conspired in violation of antitrust laws to restrict the domestic production of raw steel and thereby to fix, raise, maintain or stabilize the price of steel products in the United States.  The cases are filed as class actions and claim damages related to steel product purchases during the time period of April 1, 2005 to December 31, 2007.  A hearing on class certification was completed in April of 2014 and a determination is pending before the Court. U. S. Steel is vigorously defending these lawsuits and does not believe that it is probable a liability regarding these matters has been incurred. We are unable to estimate a range of possible loss at this time.
ENVIRONMENTAL PROCEEDINGS
Gary Works
On March 4, 2010 the EPA notified U. S. Steel the requirements of the January 26, 1998 Clean Water Act (CWA) consent decree in United States of America v. USX (Northern District of Indiana) had been satisfied. A joint motion to terminate the CWA consent decree was granted by the court on June 25, 2012, thereby terminating the consent decree in its entirety. As of March 31, 2014, project costs have amounted to $61 million. In 1998, U. S. Steel also entered into an additional consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel was obligated to perform, and has completed the ecological restoration in this section of the Grand Calumet River. U. S. Steel has also released the $1 million payment to the public trustee for ecological monitoring and received letters from the three trustees confirming completion of U. S. Steel's obligations. Although the financial requirements for the Natural Resource Damages Order have concluded, the order will remain open due to legal issues. In total, the accrued liability for the above projects based on the estimated remaining costs was approximately $578,000 at March 31, 2014.
At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal (HWD) sites: D5, along with an adjacent solid waste disposal unit, Terminal Treatment Plant (TTP) Area; T2; and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. The Indiana Department of Environmental Management (IDEM) has approved the closure plans for all three sites. Field work for the HWD-2 & Refuse Area Project is underway. Closure is complete at D5, TTP and T2, with IDEM approval of the closure certification reports on February 1, 2012 (D5), April 3, 2012 (TTP) and November 1, 2012 (T2). As of March 31, 2014, the accrued liability for estimated costs to close these sites is approximately $17 million.
On October 23, 1998, EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a RCRA Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to the EPA. Through March 31, 2014, U. S. Steel had spent $53.4 million for corrective action studies, Vessel Slip Turning Basin interim measures and other corrective actions.
U. S. Steel is preparing a 2013 Perimeter Groundwater Monitoring Program Annual Report for submittal to the EPA, which will include recommendations for continuing or modifying the program in 2014. Further, U. S. Steel continues to conduct additional focused groundwater assessment work previously identified by the Program and approved by the EPA. U. S. Steel has also completed fieldwork associated with a Baseline Ecological Risk Assessment work plan for addressing sediments in the East Breakwater Area and submitted a summary report of the investigative work in the East Breakwater Area to the EPA in January 2014. In addition, U. S. Steel has received approval from the EPA and has initiated activities associated with an Interim Stabilization Measure to address certain components of the East Side Groundwater Solid Waste Management Area as required by the Order. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for projects is approximately $35 million as of March 31, 2014, based on the estimated remaining costs.
U. S. Steel started up the innovative technology of the Carbon Alloy Synthesis Product (CASP) C Module in November 2012. U. S. Steel has conducted limited compliance testing, consistent with the requirements of the permit for CASP, and as otherwise required by IDEM. Based upon this data, U. S. Steel has advised the IDEM U. S. Steel cannot certify that it is continuously meeting the applicable emission limits for the CASP C Module. U. S. Steel is currently working with IDEM for resolution.
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
Midwest Plant
A former disposal area located on the east side of the Midwest Plant was designated a SWMU (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. U. S. Steel submitted a Closure Plan to IDEM recommending consolidation and “in-place” closure of the East Side SWMU. IDEM approved the Closure Plan in January 2010. Implementation of the Closure Plan began during the third quarter of 2010 and fieldwork was completed early in the second quarter of 2011. A full vegetative cover over the project area is in place and the Closure Completion Report was approved by IDEM on November 21, 2011. As of March 31, 2014, $4.4 million has been spent on the project. The remaining cost is estimated to be $186,000 for post construction monitoring work and was recorded as an accrued liability as of March 31, 2014.
Fairless Plant
In January 1992, U. S. Steel commenced negotiations with the EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform an RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. The cost to U. S. Steel to continue to maintain the interim measures, develop a Phase II/III RFI Work Plan and implement certain corrective measures is estimated to be $516,000. It is reasonably possible that additional costs of as much as $25 million to $40 million may be incurred at this site in combination with four other projects. See Note 20 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”
Fairfield Works
A consent decree was signed by U. S. Steel, the EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM) with the approval of the EPA assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. The Phase I RFI for waste disposed of at the Exum Materials Management Area was voluntarily implemented in October 2011 and completed in December 2011 with a final completion report submitted to ADEM in June 2012. A Phase II RFI for the Fairfield Facility property was completed in December 2012 and the completion report was submitted to ADEM in the third quarter of 2013. In total, the accrued liability for remaining work under the Corrective Action Program, including the former Ensley facility, was $261,000 at March 31, 2014, based on estimated remaining costs. It is reasonably possible that additional costs of as much as $25 million to $40 million may be incurred at this site in combination with four other projects. See Note 20 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”
Lorain Tubular Operations
In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (OEPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Area of Contamination was submitted in March 2012. A revised Phase II workplan that addresses additional soil investigations, site wide groundwater and the pipe mill lagoon was submitted to the OEPA in July 2013 and approved in December 2013. Implementation of the Phase II work is underway. As of March 31, 2014, U. S. Steel has spent $831,000 on studies at this site. Costs to complete additional projects are estimated to be $409,000. It is reasonably possible that additional costs of as much as $25 million to $40 million may be incurred at this site in combination with four other projects. See Note 20 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”
Construction and start-up of a seep collection system at the D2 landfill was completed in late 2011. The system was required by OEPA as part of a revised Post-Closure Care Plan for the landfill. Based on subsequent system influent and effluent water quality data, additional seep water treatment will be necessary to meet future permit limits. A permit to install was submitted to and approved by the OEPA during the fourth quarter of 2012. The equipment was installed and the expanded system has been operational since December 2013. As of March 31, 2014, project costs have amounted to $1.9 million. The remaining cost of the project is expected to be $39,000 and was recorded as an accrued liability as of March 31, 2014.

Great Lakes Works
On February 13, 2007, Michigan Department of Environmental Quality (MDEQ) and U. S. Steel agreed to an Administrative Consent Order that resolves alleged violations of CWA National Pollutant Discharge Elimination System permits at the Great Lakes Works facility. As required by the Consent Order, U. S. Steel has paid a civil penalty of $300,000 and has reimbursed MDEQ $50,000 in costs. The Consent Order identified certain compliance actions to address the alleged violations. U. S. Steel has completed work on most of these compliance actions, and has initiated work on the others. As of March 31, 2014, $1.8 million has been spent on the project. In addition, $161,000 remains accrued for possible additional requirements.

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

In a Violation Notice dated March 13, 2014, the MDEQ alleged that Great Lakes Works installed two emergency diesel generators without obtaining a permit to install. The generators were installed in 2006. On April 3, 2014, U. S. Steel responded to the notice indicating that according to the MDEQ regulations, the emergency generators are exempt from permitting and that no violation occurred. In addition, U. S. Steel questioned the timeliness of the notice because U. S. Steel provided notice of their installation to the MDEQ on August 3, 2006.
Granite City Works
U. S. Steel received two NOVs, dated February 20, 2004 and March 25, 2004, for air violations at the coke batteries, the blast furnace and the steel shop at our Granite City Works facility. All of the issues have been resolved except for an issue relating to air emissions that occurs when coke is pushed out of the ovens, for which a compliance plan has been submitted to the Illinois Environmental Protection Agency (IEPA). On December 18, 2007, U. S. Steel and IEPA entered into a Consent Order, (State of Illinois ex. rel. Lisa Madigan vs. United States Steel Corporation), which resolved the issues raised in the two NOVs. The Consent Order required that U. S. Steel: (1) pay a penalty of $300,000, which U. S. Steel paid on January 10, 2008; (2) demonstrate compliance with Coke Oven Pushing Operations in accordance with the compliance schedule provided in the Order; (3) comply with the basic oxygen furnace (BOF) opacity emissions in accordance with the schedule provided in the Consent Order; and (4) submit to the IEPA a revised permit application with the correct sulfur dioxide emission factors. In February 2011, U. S. Steel demonstrated compliance with the applicable requirements and in March 2011, U. S. Steel certified compliance with the applicable regulations. U. S. Steel continues to negotiate permit modifications to address the blast furnace gas sulfur dioxide emission factor as required by the Consent Order.
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
To comply with the Illinois State Nitrogen Oxide (NOx) RACT rule, U. S. Steel will install Flue Gas Recirculation and Continuous Emission Monitors on Boilers 11 and 12 at Granite City Works with expenditures of approximately $4 million. U. S. Steel evaluated and will install a NOx continuous emissions monitor for the slab reheat furnaces with expenditures of approximately $1 million.
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
Geneva Works
At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality. As of March 31, 2014, U. S. Steel has spent $18 million to complete remediation on certain areas of the site. Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit. U. S. Steel has an accrued liability of $64 million as of March 31, 2014, for our estimated share of the remaining costs of remediation.
Duluth Works
The former U. S. Steel Duluth Works site was placed on the National Priorities List under CERCLA in 1983 and on the State of Minnesota’s Superfund list in 1984. Liability for environmental remediation at the site is governed by a Response Order by Consent executed with the MPCA in 1985 and a Record of Decision signed by MPCA in 1989. As of March 31, 2014, U. S. Steel has spent $22 million to complete remediation on certain areas of the site. Current activity at the site is focused on completing the feasibility study and remedial design of the two St. Louis River Estuary Operable Units (OUs) along with completing a feasibility study on several Upland OUs, as defined by the MPCA in the 2008 5-year review of this site. The expanded scope of this project was defined in the fourth quarter of 2013 and a $32 million charge was recorded to account for the additional costs associated with implementing U. S. Steel's preferred remedy. As of March 31, 2014, the accrued liability for this project totaled approximately $52 million.
Municipal Industrial Disposal Company (MIDC)
MIDC was a licensed disposal facility where U. S. Steel disposed coal tar and other wastes. The site was mismanaged by the operator and subsequently on August 30, 2002, U. S. Steel entered into a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection to address the environmental issues at the site. While U. S. Steel was not the only entity to use the facility, U. S. Steel is the single remaining viable company responsible for the cleanup. An engineered remedy for the three locations at the site requiring remediation was implemented in July 2011 and completed in December 2011. The final completion report was submitted to the agency in December 2012. As of March 31, 2014, U. S. Steel has spent $12 million related to the project. The remaining cost of the project is estimated to be $158,000 and was recorded as an accrued liability as of March 31, 2014.
USS-POSCO Industries (UPI)
At UPI, a joint venture between subsidiaries of U. S. Steel and POSCO, corrective measures have been implemented for the majority of the former SWMUs. Prior to the formation of UPI, U. S. Steel owned and operated the Pittsburg, California facility and retained responsibility for the existing environmental conditions. Seven SWMUs remain at the facility. Based on their constituents, six of these SWMUs have been combined into two groups of three, while one SWMU remains a single entity. Investigation of the single SWMU is complete and an engineered remedy was defined to account for the costs associated with implementing U. S. Steel's preferred remedy. Investigation for the second SWMU group is also complete with recommendations, limited to future monitoring only, currently being discussed with the California Department of Toxic Substances Control (DTSC). Investigations continue for the remaining SWMU group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the DTSC. As of March 31, 2014, approximately $8 million remains for ongoing environmental studies, investigations and remedy implementation. It is reasonably possible that additional costs of as much as $25 million to $40 million may be incurred at this site in combination with four other projects at various locations. See Note 20 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”
EPA Region V Federal Lawsuit
On August 1, 2012, the U.S. government, joined by the States of Illinois, Indiana and Michigan, filed a complaint (the Complaint) in the Northern District of Indiana alleging various CAA and State air regulatory violations that were to have allegedly occurred at Gary Works, Granite City Works, and Great Lakes Works, our three integrated iron and steel facilities located in the EPA’s Region V. The Complaint alleges that Gary Works failed to obtain the proper pre-construction permit for a routine reline of its Blast Furnace No. 4 in 1990, and that the three facilities failed to meet certain operational, maintenance, opacity, and recordkeeping requirements under the CAA and its implementing regulations. The Complaint requests relief in the form of statutory penalties for each violation and for injunctive relief. U. S. Steel believes that the claims asserted in the Complaint are not justified and are without statutory foundation. On September 21, 2012, U. S. Steel filed a motion to dismiss the U.S. government’s claims for relief regarding the 1990 reline of the Gary Blast Furnace No. 4 and filed an answer to the remaining allegations in the Complaint. On August 21, 2013, the district court issued an Opinion and Order, granting in part, and denying in part, the Motion to Dismiss. The court granted the Motion to Dismiss with respect to penalties such that the government is barred from seeking any civil penalties. However, the court denied our Motion to Dismiss with respect to injunctive relief. On September 6, 2013, U. S. Steel filed a Motion for Reconsideration to the district court with respect to its denial of the

Motion to Dismiss regarding injunctive relief. On April 18, 2014, the district court granted U. S. Steel's Motion for Reconsideration and Motion to Dismiss. The Court determined that the Government's claims for civil penalties and injunctive relief regarding the 1990 reline of the Gary Blast Furnace No. 4 allegations are time barred. Fact discovery is being completed in three phases, consisting of one phase for each facility. The first phase of fact discovery, regarding Granite City Works, was completed on December 20, 2013. U. S. Steel will continue to vigorously defend against these claims. The second phase for discovery regarding Great Lakes Works is on-going. At this time, the potential outcome is not reasonably estimable.
Other
In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation was essentially completed in 2007 and U. S. Steel and SSB continue to work with KDHE to address the remaining issues. As such, the Consent Order was amended on May 3, 2013, to investigate potential contamination beyond the boundary of the former zinc smelting operation. As of March 31, 2014, an accrual of $136,000 remains available for addressing these outstanding issues.
On January 18, 2011, KDHE signed a Consent Agreement and Final Order (CAFO), which obligates U. S. Steel to prepare and implement a corrective action plan for two sites in Girard, Kansas. The sites are referred to as the Girard Zinc Works and the Cherokee Lanyon #2 site. The CAFO recognizes a single project incorporating the corrective action for both sites. An addendum to the May 2012 Final Corrective Action Completion Report summarizing completion of fieldwork was submitted to KDHE on March 18, 2013 and subsequently approved by KDHE on March 22, 2013. On March 27, 2014, U. S. Steel and KDHE entered into a long term care agreement to address post closure items for the site.
In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel’s allocated share is approximately 16 percent. The Remedial Action Plan for the site was approved by TCEQ in June 2009. Implementation of remedial measures was initiated in July 2010 and all fieldwork was completed in November 2011. On March 18, 2013, TCEQ approved the Response Action Completion Report. The accrued liability for U. S. Steel’s share to implement the post-closure monitoring program was $324,000 as of March 31, 2014.
In May 2010, MPCA notified Canadian National Railroad Company (CN) of apparent environmental impacts on their property adjacent to the former U. S. Steel Duluth Works. U. S. Steel subsequently obtained information indicating U. S. Steel’s connection to the site as well as reviewed a site investigation report that CN prepared and submitted to MPCA in August 2011. On December 6, 2011, U. S. Steel agreed to purchase the site and to take responsibility for addressing the identified environmental impacts. The property transaction was closed on June 26, 2012. As of March 31, 2014, U. S. Steel has an accrued liability of approximately $2 million.
The Canadian and Ontario governments have identified for remediation a sediment deposit, commonly referred to as Randle Reef, in Hamilton Harbor near USSC’s Hamilton Works, for which the regulatory agencies estimate expenditures with a net present value of approximately C$140 million (approximately $127 million). The national and provincial governments have each allocated C$46 million (approximately $42 million) for this project. Local sources, including industry, have also agreed to provide funding of approximately C$46 million (approximately $42 million) for the project. USSC has committed to contribute approximately 11,000 tons of hot rolled steel and to fund C$2 million (approximately $2 million). The C$2 million (approximately $2 million) was contributed in 2013 and the steel contribution is expected to be made in 2014. As of March 31, 2014, the remaining contribution commitment is reflected on USSC's balance sheet as a current liability of approximately C$8 million (approximately $7 million).
U. S. Steel is identified as a PRP at the former Breslube-Penn operating site, an oil recycling and solvent recovery operation located in Coraopolis, PA. U. S. Steel’s allocated share of the cost among the participating PRPs is approximately 29 percent. A Record of Decision was issued by the EPA in August 2007 and a Remedial Design was preliminarily approved in 2011 and is still under review by the agencies. As of March 31, 2014, U. S. Steel has an accrued liability of approximately $2 million reflecting U. S. Steel’s share of the cost to implement remedial measures at the site.
ASBESTOS LITIGATION
At March 31, 2014, U. S. Steel was a defendant in approximately 700 active cases involving approximately 3,350 plaintiffs. As of December 31, 2013, U. S. Steel was a defendant in approximately 720 active cases involving approximately 3,320 plaintiffs. For the period ended March 31, 2014, settlements and dismissals resulted in the disposition of approximately 45 claims and U. S. Steel paid approximately $1 million in settlements. New filings added approximately 75 claims.
About 2,560, or approximately 76 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Most of the claims filed in recent years involve individual or small groups of claimants.
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
These asbestos cases allege a variety of respiratory and other diseases based on alleged exposure to asbestos. U. S. Steel is currently a defendant in cases in which a total of approximately 235 plaintiffs allege that they are suffering from mesothelioma. The potential for damages against defendants may be greater in cases where the plaintiffs can prove mesothelioma.
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
In every asbestos case in which U. S. Steel is named as a party, the complaints are filed against numerous named defendants and generally do not contain allegations regarding specific monetary damages sought. To the extent that any specific amount of damages is sought, the amount applies to claims against all named defendants and in no case is there any allegation of monetary damages against U. S. Steel. Historically, approximately 89 percent of the cases against U. S. Steel did not specify any damage amount or stated that the damages sought exceeded the amount required to establish jurisdiction of the court in which the case was filed. (Jurisdictional amounts generally range from $25,000 to $75,000. U. S. Steel does not consider the amount of damages alleged, if any, in a complaint to be relevant in assessing our potential exposure to asbestos liabilities.
U. S. Steel aggressively pursues grounds for the dismissal of U. S. Steel from pending cases and litigates cases to verdict where we believe litigation is appropriate. U. S. Steel also makes efforts to settle appropriate cases, especially mesothelioma cases, for reasonable, and frequently nominal, amounts.
The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
December 31, 2011	3,090	130	275	3,235	$8
December 31, 2012	3,235	190	285	3,330	$15
December 31, 2013	3,330	250	240	3,320	$11
March 31, 2014	3,320	45	75	3,350	$1
The amount U. S. Steel has accrued for pending asbestos claims is not material to U. S. Steel’s consolidated financial position. U. S. Steel does not accrue for unasserted asbestos claims because it is not possible to determine whether any loss is probable with respect to such claims or even to estimate the amount or range of any possible losses. The vast majority of pending claims against us allege so-called “premises” liability-based exposure on U. S. Steel’s current or former premises. These claims may be made by an indeterminable number of people such as truck drivers, railroad workers, salespersons, contractors and their employees, government inspectors, customers, visitors and even trespassers. In most cases, the claimant was exposed to asbestos in non-U. S. Steel settings; the relative periods of exposure between U. S. Steel and non-U. S. Steel settings vary with each claimant, and the strength or weakness of the causal link between U. S. Steel exposure and any injury vary widely as do the nature and severity of the injury claimed.
We are unable to estimate the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial condition, although the resolution of such matters could significantly impact the consolidated results of operations for a particular period. Among the factors considered in reaching this conclusion are: (1) it has been many years since U. S. Steel employed maritime workers or manufactured or sold asbestos containing products; (2) most asbestos containing material was removed or remediated at U. S. Steel facilities many years ago and (3) U. S. Steel’s history of trial outcomes, settlements and dismissals.
The foregoing statements of belief are forward-looking statements. Predictions as to the outcome of pending litigation are subject to substantial uncertainties with respect to (among other things) factual and judicial determinations, and actual results could differ materially from those expressed in these forward-looking statements.

Item 4.	MINE SAFETY DISCLOSURES
The information concerning mine safety violations and other regulatory matters required by Section 150 of the Dodd-Frank Wall Street Reform Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 6.	EXHIBITS

10.1	Base Salaries of Named Executive Officers.

10.2	Non-Qualified Stock Option Grant Agreement.

10.3	Restricted Stock Unit Grant Agreement.

10.4	Restricted Stock Unit Retention Grant Agreement.

10.5
Administrative Regulations for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan, as Amended and Restated, effective February 25, 2014. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 3, 2014.

10.6
Performance Award Grant Agreement under the 2005 Stock Incentive Plan, as Amended and Restated, effective February 25, 2014. Incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 3, 2014.

10.7
Retention Performance Award Grant Agreement under the 2005 Stock Incentive Plan, as Amended and Restated, effective February 25, 2014. Incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 3, 2014.

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
April 30, 2014
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.