Form 10-Q
period 2014-06-30
UNITED STATES STEEL CORP
filed 2014-07-30
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Yes     No ✓
Common stock outstanding at July 24, 2014 – 145,123,624 shares

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2014	2013	2014	2013
Net sales:
Net sales	$4,128	$4,119	$8,297	$8,436
Net sales to related parties (Note 18)	272	310	551	588
Total	4,400	4,429	8,848	9,024
Operating expenses (income):
Cost of sales (excludes items shown below)	4,097	4,114	8,135	8,356
Selling, general and administrative expenses	143	151	281	296
Depreciation, depletion and amortization	165	170	331	341
(Income) loss from investees	(57)	3	(53)	(5)
Restructuring and other charges (Note 19)	18	—	18	—
Net gain on disposal of assets (Note 20)	(1)	(1)	(21)	—
Other expense, net	—	(1)	—	5
Total	4,365	4,436	8,691	8,993
Income (loss) from operations	35	(7)	157	31
Interest expense	60	58	121	143
Interest income	(1)	(1)	(2)	(2)
Other financial costs	5	11	14	31
Net interest and other financial costs (Note 6)	64	68	133	172
(Loss) income before income taxes and noncontrolling interests	(29)	(75)	24	(141)
Income tax (benefit) provision (Note 8)	(11)	3	(10)	10
Net (loss) income	(18)	(78)	34	(151)
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net (loss) income attributable to United States Steel Corporation	$(18)	$(78)	$34	$(151)
Earnings per common share (Note 10):
Earnings per share attributable to United States Steel Corporation shareholders:
-Basic	$(0.12)	$(0.54)	$0.23	$(1.05)
-Diluted	$(0.12)	$(0.54)	$0.23	$(1.05)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
Net (loss) income	$(18)	$(78)	$34	$(151)
Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments	(12)	19	(14)	(18)
Changes in pension and other employee benefit accounts	72	69	122	138
Total other comprehensive income, net of tax	60	88	108	120
Comprehensive income (loss) including noncontrolling interest	42	10	142	(31)
Comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive income (loss) attributable to United States Steel Corporation	$42	$10	$142	$(31)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,471	$604
Receivables, less allowance of $53 in both periods	1,957	1,818
Receivables from related parties (Note 18)	114	157
Inventories (Note 11)	2,337	2,688
Income tax receivable (Note 8)	15	185
Deferred income tax benefits (Note 8)	577	576
Other current assets	56	50
Total current assets	6,527	6,078
Property, plant and equipment	16,827	16,799
Less accumulated depreciation and depletion	11,091	10,877
Total property, plant and equipment, net	5,736	5,922
Investments and long-term receivables, less allowance of $9 and $10	622	621
Intangibles – net (Note 4)	266	271
Deferred income tax benefits (Note 8)	18	16
Other noncurrent assets	237	235
Total assets	$13,406	$13,143
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$2,186	$1,681
Accounts payable to related parties (Note 18)	108	73
Bank checks outstanding	44	—
Payroll and benefits payable	998	974
Accrued taxes	113	140
Accrued interest	52	54
Short-term debt and current maturities of long-term debt (Note 13)	20	323
Total current liabilities	3,521	3,245
Long-term debt, less unamortized discount (Note 13)	3,605	3,616
Employee benefits	1,841	2,064
Deferred income tax liabilities (Note 8)	506	418
Deferred credits and other noncurrent liabilities	419	424
Total liabilities	9,892	9,767
Contingencies and commitments (Note 20)
Stockholders’ Equity (Note 16):
Common stock (150,925,911 shares issued) (Note 10)	151	151
Treasury stock, at cost (5,835,523 and 6,245,666 shares)	(440)	(480)
Additional paid-in capital	3,638	3,667
Retained earnings	1,808	1,789
Accumulated other comprehensive loss (Note 17)	(1,644)	(1,752)
Total United States Steel Corporation stockholders’ equity	3,513	3,375
Noncontrolling interests	1	1
Total liabilities and stockholders’ equity	$13,406	$13,143

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2014	2013
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income (loss)	$34	$(151)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	331	341
Non-cash restructuring and other charges (Note 19)	18	—
Provision for doubtful accounts	1	(1)
Pensions and other postretirement benefits	(59)	10
Deferred income taxes	16	(2)
Net gain on disposal of assets (Note 20)	(21)	—
Currency remeasurement loss	3	21
Distributions received, net of equity investees (income) loss	(52)	4
Changes in:
Current receivables	(102)	(64)
Inventories	341	204
Current accounts payable and accrued expenses	594	(10)
Income taxes receivable/payable	153	(3)
Bank checks outstanding	44	32
All other, net	52	3
Net cash provided by operating activities	1,353	384
Investing activities:
Capital expenditures	(186)	(221)
Acquisition of intangible assets (Note 4)	—	(12)
Disposal of assets	26	1
Change in restricted cash, net	15	34
Investments, net	(2)	(6)
Net cash used in investing activities	(147)	(204)
Financing activities:
Issuance of long-term debt, net of financing costs	—	576
Repayment of long-term debt	(322)	(542)
Receipts from exercise of stock options	1	—
Dividends paid	(15)	(14)
Net cash (used in) provided by financing activities	(336)	20
Effect of exchange rate changes on cash	(3)	(3)
Net increase in cash and cash equivalents	867	197
Cash and cash equivalents at beginning of year	604	570
Cash and cash equivalents at end of period	$1,471	$767

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
The year-end consolidated balance sheet data was derived from audited statements but does not include all disclosures required for complete financial statements by accounting principles generally accepted in the United States of America (U.S. GAAP). The other information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the year ended December 31, 2013, which should be read in conjunction with these financial statements.
Revision of prior period financial statements - During the second quarter, the Company identified a prior period error related to the accounting for income taxes associated with the 2013 tax restructuring. The effect of the $27 million adjustment has been recorded in the second quarter as a revision to retained earnings and long-term deferred tax liabilities on the Company’s consolidated balance sheet as of December 31, 2013. The effects of the revision to the Company’s 2013 financial statements in the 2014 Form 10-K will result in an additional tax benefit of $27 million to the previously reported income tax benefit in the consolidated statement of operations and a corresponding decrease to long-term deferred tax liabilities and an increase in retained earnings of $27 million to the previously reported amounts in the consolidated balance sheet. The Company concluded that the impact of this error was not material to the prior period.
2.    New Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016; early application is not permitted. U. S. Steel is evaluating the financial statement implications of adopting ASU 2014-09.
On April 10, 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of components of an Entity (ASU 2014-08). ASU 2014-08 amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued-operations criteria. The revised guidance will change how entities identify and disclose information about disposal transactions under U.S. GAAP. ASU 2014-08 is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. U. S. Steel is evaluating the financial statement implications of adopting ASU 2014-08.
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
On February 28, 2013, the FASB issued Accounting Standards Update No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date (ASU 2013-04). ASU 2013-04 requires companies to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of the amount a company has agreed to pay on the basis of its arrangement among its co-obligors and any additional amount a company expects to pay on behalf of its co-obligors. ASU 2013-04 also requires a company to disclose the nature and amount of the obligation as well as other information about those obligations. ASU 2013-04 was effective for interim and annual periods beginning after December 31, 2013. The adoption did not have a significant impact on U. S. Steel’s consolidated financial statements.
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

The results of segment operations for the three months ended June 30, 2014 and 2013 are:

(In millions) Three Months Ended June 30, 2014	Customer Sales	Intersegment Sales	Net Sales	Income (loss) from investees	Income (loss) from operations
Flat-rolled	$2,938	$325	$3,263	$56	$30
USSE	757	43	800	—	38
Tubular	686	1	687	3	47
Total reportable segments	4,381	369	4,750	59	115
Other Businesses	19	34	53	(2)	17
Reconciling Items and Eliminations	—	(403)	(403)	—	(97)
Total	$4,400	$—	$4,400	$57	$35

Three Months Ended June 30, 2013
Flat-rolled	$2,876	$326	$3,202	$3	$(51)
USSE	778	1	779	—	10
Tubular	709	1	710	(5)	45
Total reportable segments	4,363	328	4,691	(2)	4
Other Businesses	66	35	101	(1)	43
Reconciling Items and Eliminations	—	(363)	(363)	—	(54)
Total	$4,429	$—	$4,429	$(3)	$(7)
The results of segment operations for the six months ended June 30, 2014 and 2013 are:

(In millions) Six Months Ended June 30, 2014	Customer Sales	Intersegment Sales	Net Sales	Income (loss) from investees	Income (loss) from operations
Flat-rolled	$5,965	$628	$6,593	$50	$115
USSE	1,516	44	1,560	—	70
Tubular	1,329	2	1,331	5	71
Total reportable segments	8,810	674	9,484	55	256
Other Businesses	38	68	106	(2)	30
Reconciling Items and Eliminations	—	(742)	(742)	—	(129)
Total	$8,848	$—	$8,848	$53	$157

Six Months Ended June 30, 2013
Flat-rolled	$5,979	$661	$6,640	$13	$(64)
USSE	1,561	2	1,563	—	48
Tubular	1,395	2	1,397	(6)	109
Total reportable segments	8,935	665	9,600	7	93
Other Businesses	89	69	158	(2)	48
Reconciling Items and Eliminations	—	(734)	(734)	—	(110)
Total	$9,024	$—	$9,024	$5	$31

The following is a schedule of reconciling items to income (loss) from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Items not allocated to segments:
Postretirement benefit expense (a)	$(32)	$(54)	$(64)	$(110)
Other items not allocated to segments:
Loss on assets held for sale (Note 19)	(14)	—	(14)	—
Curtailment gain (Note 5)	19	—	19	—
Litigation reserves (Note 20)	(70)	—	(70)	—
Total other items not allocated to segments	(65)	—	(65)	—
Total reconciling items	$(97)	$(54)	$(129)	$(110)
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
Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate the carrying value may not be recoverable. The evaluation of goodwill impairment involves using either a qualitative or quantitative approach as outlined in Accounting Standards Codification (ASC) Topic 350. U. S. Steel completed its annual goodwill impairment evaluation using the two-step quantitative analysis during the third quarter of 2013. We had two reporting units that included nearly all of our goodwill: our Flat-rolled reporting unit and our Texas Operations reporting unit, which is part of our Tubular operating segment. The results of the second step analysis showed the implied fair value of goodwill was zero for both of our reporting units and therefore, in 2013, U. S. Steel recorded a goodwill impairment charge of $969 million and $837 million for the Flat-rolled reporting unit and the Texas Operations reporting unit, respectively.
As a result of this goodwill impairment charge, there is no goodwill remaining within the Flat-rolled and Tubular segments. Goodwill remaining on our consolidated balance sheet at June 30, 2014 is $4 million within the USSE reporting unit and is included as a component of other noncurrent assets.
Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of June 30, 2014			As of December 31, 2013
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$215	$67	$148	$215	$63	$152
Other	2-20 Years	23	13	10	23	12	11
Total amortizable intangible assets		$238	$80	$158	$238	$75	$163
The carrying amount of acquired water rights with indefinite lives as of both June 30, 2014 and December 31, 2013 totaled $75 million. The water rights are tested for impairment annually in the third quarter. U. S. Steel performed a qualitative impairment evaluation of its water rights for 2013. The 2013 and prior year tests indicated the water rights were not impaired.
During 2013, U. S. Steel acquired indefinite-lived intangible assets for $12 million and entered into an agreement to make future payments contingent upon certain factors. The aggregate purchase price was $36 million, and U. S. Steel allocated $33 million to indefinite-lived intangible assets, based upon their estimated fair value. The liability for contingent consideration will be reassessed each quarter. The maximum potential liability for contingent consideration is $53 million. As of June 30, 2014, U. S. Steel has recorded a liability of $24 million to reflect the estimated fair value of the contingent consideration. Contingent consideration was valued using a probability weighted discounted cash flow using both Level 2 inputs based on 2013 Standard and Poor’s Bond Guide as well Level 3, significant other unobservable inputs, based on internal forecasts and the weighted average cost of capital derived from market data.
Identifiable intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. During the third quarter of 2013, U. S. Steel completed a review of its identifiable intangible assets with finite lives and determined that the assets were not impaired.
Amortization expense was $3 million in the three months ended June 30, 2014 and $2 million in the three months ended June 30, 2013 and $5 million in both the six months ended June 30, 2014 and 2013. The estimated future amortization expense of identifiable intangible assets during the next five years is $5 million for the remaining portion of 2014, $11 million each year from 2015 to 2017, and $10 million for 2018.

5.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost for the three months ended June 30, 2014 and 2013:

	Pension Benefits		Other Benefits
(In millions)	2014	2013	2014	2013
Service cost	$27	$32	$6	$7
Interest cost	109	102	37	36
Expected return on plan assets	(154)	(153)	(34)	(32)
Amortization of prior service cost	5	6	(4)	(4)
Amortization of actuarial net loss (gain)	71	91	(1)	7
Net periodic benefit cost, excluding below	58	78	4	14
Multiemployer plans	19	18	—	—
Settlement, termination and curtailment losses/(gains)	8	—	(19)	—
Net periodic benefit cost	$85	$96	$(15)	$14
The following table reflects the components of net periodic benefit cost for the six months ended June 30, 2014 and 2013:

	Pension Benefits		Other Benefits
(In millions)	2014	2013	2014	2013
Service cost	$54	$64	$12	$14
Interest cost	218	203	73	71
Expected return on plan assets	(307)	(307)	(69)	(65)
Amortization of prior service cost	11	12	(7)	(7)
Amortization of actuarial net loss (gain)	141	183	(2)	15
Net periodic benefit cost, excluding below	117	155	7	28
Multiemployer plans	37	36	—	—
Settlement, termination and curtailment losses/(gains)	15	—	(19)	—
Net periodic benefit cost	$169	$191	$(12)	$28
Settlements and Curtailments
Pension settlements have taken place in the non-qualified pension plan related to the retirement of several U. S. Steel executives that occurred throughout 2013. In accordance with Internal Revenue Code requirements, these executives were required to wait six months before receiving their non-qualified pension payments.

A curtailment gain of $19 million was recognized in the three months ended June 30, 2014 due to a change to the post retirement medical benefits for non-union, pre-Medicare retirees that will take effect after 2017.
Employer Contributions
During the first six months of 2014, U. S. Steel made $38 million in required cash contributions to the U. S. Steel Canada (USSC) pension plans, cash payments of $37 million to the Steelworkers’ Pension Trust and $41 million of pension payments not funded by trusts.
During the first six months of 2014, cash payments of $100 million were made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $12 million and $11 million in the three months ended June 30, 2014 and 2013, respectively. Company contributions to defined contribution plans totaled $24 million and $22 million for the six months ended June 30, 2014 and 2013, respectively.

Pension Funding
In November 2013, U. S. Steel's Board of Directors authorized voluntary contributions to U. S. Steel's trusts for pensions and other benefits of up to $300 million through the end of 2015.
6.    Net Interest and Other Financial Costs
Net interest and other financial costs includes interest expense (net of capitalized interest), interest income, financing costs, derivatives gains and losses and foreign currency remeasurement gains and losses. Foreign currency gains and losses are a result of foreign currency denominated assets and liabilities that require remeasurement. During the three months ended June 30, 2014 and 2013, net foreign currency remeasurement gains of less than $1 million and losses of $3 million, respectively, were recorded in other financial costs. During the six months ended June 30, 2014 and 2013, net foreign currency remeasurement losses of $1 million and $12 million, respectively, were recorded in other financial costs.
For the six months ended June 30, 2013, net interest and other financial costs also included a charge of $34 million related to repurchases of approximately $542 million aggregate principal amount of our 4.00% Senior Convertible Notes due May 15, 2014.
See Note 12 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure.

7.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee) under the 2005 Stock Incentive Plan (the Plan), which is more fully described in Note 12 of the United States Steel Corporation 2013 Annual Report on Form 10-K. An aggregate of 21,250,000 shares of U. S. Steel common stock may be issued under the Plan. As of June 30, 2014, 4,597,496 shares were available for future grants.

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

Recent grants of stock-based compensation consist of stock options, restricted stock units, and TSR and ROCE performance awards. Stock options are generally issued at the market price of the underlying stock on the date of the grant. The 2013 executive grants, however, were issued at the greater of (1) the premium exercise price of $25 or (2) the market price on the grant date. Upon exercise of stock options, shares of U. S. Steel stock are issued from treasury stock. The following table is a general summary of the awards made under the Plan.

	2014 Grants		2013 Grants
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Executive Stock Options	441,960	$9.93	483,900	$8.50
Non-executive Stock Options	1,054,480	$9.93	970,640	$9.70
Restricted Stock Units	724,510	$24.29	863,170	$18.64
Performance Awards(c)
TSR	282,770	$22.09	265,340	$21.26
ROCE	262,800	$23.76	—	$—
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted-average for all grants during the year.
(c) The number of performance awards shown represents the target value of the award.
U. S. Steel recognized pre-tax stock-based compensation cost in the amount of $8 million and $9 million in the three months ended June 30, 2014 and 2013, respectively, and $17 million and $19 million in the first six months of 2014 and 2013, respectively.

As of June 30, 2014, total future compensation cost related to nonvested stock-based compensation arrangements was $55 million, and the weighted average period over which this cost is expected to be recognized is approximately 1.5 years.

Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The stock options vest ratably over a three-year service period and have a term of ten years.

Black-Scholes Assumptions(a)	2014 Grants	2013 Executive Grants	2013 Non-Executive Grants
Grant date price per share of option award	$24.29	$18.64	$18.64
Exercise price per share of option award	$24.29	$25.00	$18.64
Expected annual dividends per share, at grant date	$0.20	$0.20	$0.20
Expected life in years	5.0	5.0	5.0
Expected volatility	49%	67%	67%
Risk-free interest rate	1.621%	1.049%	1.049%
Grant date fair value per share of unvested option awards as calculated from above	$9.93	$8.50	$9.70
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

TSR performance awards vest at the end of a three-year performance period as a function of U. S. Steel's total shareholder return compared to the total shareholder return of a group of peer companies over the three-year performance period. TSR performance awards can vest at between zero and 200 percent of the target award. The fair value of the TSR performance awards is calculated using a Monte-Carlo simulation.

ROCE performance awards vest at the end of a three-year performance period contingent upon meeting the specified ROCE metric. ROCE performance awards can vest at between zero and 200 percent of the target award. The fair value of the ROCE performance awards is the average market price of the underlying common stock on the date of grant.
8.    Income Taxes
Tax provision
For the six months ended June 30, 2014 and 2013, we recorded a tax benefit of $10 million on our pretax income of $24 million and a tax provision of $10 million on our pretax loss of $141 million, respectively. Included in the tax benefit in the first six months of 2014 is a discrete benefit related to the tentative antitrust settlement discussed in Note 20. The tax provision reflects a benefit for percentage depletion in excess of cost depletion for iron ore that we produce and consume or sell. The tax provision does not reflect any tax benefit for pretax losses in Canada which is a jurisdiction where we have recorded a full valuation allowance on deferred tax assets.
The tax benefit for the first six months of 2014 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2014 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2014 could be materially different from the forecasted amount used to estimate the tax provision for the six months ended June 30, 2014.
Income tax refunds
During 2014, U. S. Steel received $176 million representing the majority of its expected federal income tax refund related to the carryback of our 2013 net operating loss to prior years.
Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in ASC Topic 740 on income taxes. The total amount of gross unrecognized tax benefits was $118 million at June 30, 2014 and $127 million at December 31, 2013. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $66 million as of June 30, 2014 and $69 million as of December 31, 2013.
U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Consolidated Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of both June 30, 2014 and December 31, 2013, U. S. Steel had accrued liabilities of $7 million for interest related to uncertain tax positions. U. S. Steel currently does not have a liability for tax penalties.
Deferred taxes
As of June 30, 2014, the net domestic deferred tax asset was $31 million compared to $115 million at December 31, 2013. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. We continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.
As of June 30, 2014, the net foreign deferred tax asset was $58 million, net of established valuation allowances of $1,054 million. At December 31, 2013, the net foreign deferred tax asset was $59 million, net of established valuation allowances of $1,028 million. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro and the Canadian dollar. At both June 30, 2014 and December 31, 2013, a full valuation allowance was recorded for the net Canadian deferred tax asset primarily due to cumulative losses in Canada.
If evidence changes and it becomes more likely than not that the Company will realize the net Canadian deferred tax asset, the valuation allowance would be partially or fully reversed. Any reversal of this amount would result in a decrease to income tax expense.

9.    Significant Equity Investments
Summarized unaudited income statement information for our significant equity investments for the six months ended June 30, 2014 and 2013 is reported below (amounts represent 100% of investee financial information):

(In millions)	2014	2013
Net sales	$1,675	$1,689
Cost of sales	1,399	1,402
Operating income	240	249
Net income	228	235
Net income attributable to significant equity investments	228	235
U. S. Steel’s portion of the equity in net income of the significant equity investments above was $46 million and $9 million for the six months ended June 30, 2014 and 2013, respectively, which is included in the income from investees line on the Consolidated Statement of Operations.
10.    Earnings and Dividends Per Common Share
Earnings Per Share Attributable to United States Steel Corporation Shareholders
Basic earnings per common share is based on the weighted average number of common shares outstanding during the period.
Diluted earnings per common share assumes the exercise of stock options, the vesting of restricted stock units and performance awards and the conversion of convertible notes, provided in each case the effect is dilutive. The "if-converted" method was used to calculate the dilutive effect of the 2014 Senior Convertible Notes due May 2014 (2014 Senior Convertible Notes) and the dilutive effect of such securities was included in the calculation for the period prior to repurchase on May 15, 2014. The “treasury stock” method is used to calculate the dilutive effect of the Senior Convertible Notes due in 2019 (due to our current intent and policy, among other factors, to settle the principal amount of the 2019 Senior Convertible Notes in cash upon conversion).

The computations for basic and diluted earnings per common share from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2014	2013	2014	2013
Net income (loss) attributable to United States Steel Corporation shareholders	$(18)	$(78)	$34	$(151)
Plus income effect of assumed conversion-interest on convertible notes	—	—	—	—
Net income (loss) after assumed conversion	$(18)	$(78)	$34	$(151)
Weighted-average shares outstanding (in thousands):
Basic	144,884	144,485	144,821	144,419
Effect of convertible notes	—	—	280	—
Effect of stock options, restricted stock units and performance awards	—	—	1,043	—
Adjusted weighted-average shares outstanding, diluted	144,884	144,485	146,144	144,419
Basic earnings per common share	$(0.12)	$(0.54)	$0.23	$(1.05)
Diluted earnings per common share	$(0.12)	$(0.54)	$0.23	$(1.05)
The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Securities granted under the 2005 Stock Incentive Plan	8,630	7,177	3,775	7,177
Securities convertible under the Senior Convertible Notes (a)	4,993	10,058	7,446	18,042
Total	13,623	17,235	11,221	25,219
(a) On March 27, 2013, we repurchased approximately $542 million aggregate principal amount of our 2014 Senior Convertible Notes. If the repurchases had occurred on January 1, 2013, the antidilutive securities would be 10,058 for the six months ended June 30, 2013. Additionally, on May 15, 2014, we redeemed the remaining amount due under the 2014 Senior Convertible Notes. If the redemption had occurred on January 1, 2014, the antidilutive securities would be zero for the six months ended June 30, 2014.
Dividends Paid Per Share
The dividend for each of the first and second quarters of 2014 and 2013 was five cents per common share.
11.    Inventories
Inventories are carried at the lower of cost or market. The first-in, first-out method is the predominant method of inventory costing in Europe and Canada. The last-in, first-out (LIFO) method is the predominant method of inventory costing in the United States. At June 30, 2014 and December 31, 2013, the LIFO method accounted for 65 percent and 59 percent of total inventory values, respectively.

(In millions)	June 30, 2014	December 31, 2013
Raw materials	$720	$1,011
Semi-finished products	987	1,023
Finished products	542	558
Supplies and sundry items	88	96
Total	$2,337	$2,688
Current acquisition costs were estimated to exceed the above inventory values by $1.0 billion at both June 30, 2014 and December 31, 2013. As a result of the liquidation of LIFO inventories, cost of sales decreased and income from operations increased by $2 million in the three months ended June 30, 2014 and cost of sales increased and income from operations decreased $7 million in the six months ended June 30, 2014. The effect of liquidations of LIFO inventories was insignificant for the three and six months ended June 30, 2013.
Inventory includes $80 million and $81 million of property held for residential or commercial development as of June 30, 2014 and December 31, 2013, respectively.
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
U. S. Steel uses euro forward sales contracts with maturities no longer than 12 months to exchange euros for U.S. dollars to manage our currency requirements and exposure to foreign currency exchange rate fluctuations. Derivative instruments are required to be recognized at fair value in the consolidated balance sheet. U. S. Steel has not elected to designate these euro forward sales contracts as hedges. Therefore, changes in their fair value are recognized immediately in the results of operations. The gains and losses recognized on the euro forward sales contracts may also partially offset the accounting remeasurement gains and losses recognized on intercompany loans.
As of June 30, 2014, U. S. Steel held euro forward sales contracts with a total notional value of approximately $376 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.
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

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel’s consolidated financial statements as of June 30, 2014 and December 31, 2013 and for the six months ended June 30, 2014 and 2013:

		Fair Value	Fair Value
(In millions)	Balance Sheet Location	June 30, 2014	December 31, 2013
Foreign exchange forward contracts	Accounts receivable	$2	$—
Foreign exchange forward contracts	Accounts payable	$3	$11

	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
(In millions)		Three Months Ended June 30, 2014	Six months ended June 30, 2014
Foreign exchange forward contracts	Other financial costs	$3	$3

	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
(In millions)		Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Foreign exchange forward contracts	Other financial costs	$(7)	$4
In accordance with the guidance found in ASC Topic 820 on fair value measurements and disclosures, the fair value of our euro forward sales contracts was determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used are from market sources that aggregate data based upon market transactions.

13.    Debt

(In millions)	Interest Rates %	Maturity	June 30, 2014	December 31, 2013
2037 Senior Notes	6.65	2037	$350	$350
2022 Senior Notes	7.50	2022	400	400
2021 Senior Notes	6.875	2021	275	275
2020 Senior Notes	7.375	2020	600	600
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2019 Senior Convertible Notes	2.75	2019	316	316
2014 Senior Convertible Notes	4.00	2014	—	322
USSC Province Note (C$150 million)	1.00	2015	141	141
Environmental Revenue Bonds	5.38 - 6.88	2015 - 2042	549	549
Recovery Zone Facility Bonds	6.75	2040	70	70
Fairfield Caster Lease		2022	34	35
Other capital leases and all other obligations		2014 - 2020	—	—
Amended Credit Agreement	Variable	2016	—	—
USSK Revolver	Variable	2016	—	—
USSK credit facilities	Variable	2015 - 2016	—	—
Total Debt			3,685	4,008
Less Province Note fair value adjustment			11	15
Less unamortized discount			49	54
Less short-term debt and long-term debt due within one year			20	323
Long-term debt			$3,605	$3,616
To the extent not otherwise discussed below, information concerning the Senior Notes, the Senior Convertible Notes and other listed obligations can be found in Note 14 of the audited financial statements in the 2013 Annual Report on Form 10-K.

In May 2014, U. S. Steel redeemed the remaining $322 million principal amount of our 2014 Senior Convertible Notes with cash. The aggregate price, including accrued and unpaid interest, for the 2014 Senior Convertible Notes was approximately $327 million.

On July 15, 2014, we commenced a consent solicitation directed to the holders of the Company's 2.75% Senior Convertible Notes due 2019 (2019 Senior Notes) to amend certain covenant provisions to exclude an event of default on indebtedness in excess of $100 million by subsidiaries of U. S. Steel organized in Canada. The consent solicitation expired on July 28, 2014 without receiving the requisite level of consent.
Amended Credit Agreement
As of June 30, 2014, there were no amounts drawn on the Amended Credit Agreement and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10% of the total aggregate commitments and $87.5 million. Since availability was greater than $87.5 million, compliance with the fixed charge coverage ratio covenant was not applicable.

On July 23, 2014, the Company amended its Amended Credit Agreement to designate USSC and each subsidiary of USSC formed under the laws of Canada or any province thereof as an excluded subsidiary and to waive any event of default that may occur as a result of the Company's 2019 Senior Notes being accelerated or caused to be accelerated as a result of specified actions of USSC.

Receivables Purchase Agreement
As of June 30, 2014, U. S. Steel has a Receivables Purchase Agreement (RPA) under which trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned, bankruptcy-remote, special purpose entity used only for the securitization program. As U. S. Steel accesses this facility, USSR sells senior undivided interests in the receivables to a third-party and a third-party commercial paper conduit, while maintaining a subordinated undivided interest in a portion of the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates.
At both June 30, 2014 and December 31, 2013, eligible accounts receivable supported $625 million of availability under the RPA and there were no receivables sold to third-party conduits under this facility. The subordinated retained interest was $625 million at both June 30, 2014 and December 31, 2013. Availability under the RPA was $575 million at June 30, 2014, and $572 million at December 31, 2013, due to letters of credit outstanding of $50 million and $53 million, respectively.
USSR pays the third parties a discount based on the third-parties’ borrowing costs plus incremental fees. We paid approximately $1 million for each of the three months ended June 30, 2014 and 2013 and approximately $2 million for each of the six months ended June 30, 2014 and 2013, relating to fees on the RPA. These costs are included in other financial costs in the Consolidated Statement of Operations.
Generally, the facility provides that as payments are collected from the sold accounts receivables, USSR may elect to have the third-parties reinvest the proceeds in new eligible accounts receivable. As there was no activity under this facility during the six months ended June 30, 2014 and 2013, there were no collections reinvested.
The eligible accounts receivable and receivables sold to third party conduits are summarized below:

(In millions)	June 30, 2014	December 31, 2013
Balance of accounts receivable-net, eligible for sale to third-parties	$1,048	$988
Accounts receivable sold to third-parties	—	—
Balance included in Receivables on the balance sheet of U. S. Steel	$1,048	$988
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
On July 23, 2014, the RPA was amended to (a) modify a termination event so that if USSC and any of its subsidiaries organized in Canada failed to pay any principal of or premium or interest on any of its debt that is outstanding in a principal amount of at least $100 million, and (b) to waive any termination event occurring as a result of the acceleration by the holders of the Company's 2019 Senior Notes due to the acceleration of any debt of USSC or any of its subsidiaries but only if the notes are promptly paid in full.
U. S. Steel Košice (USSK) credit facilities
At June 30, 2014, USSK had no borrowings under its €200 million (approximately $273 million) unsecured revolving credit facility (the Credit Agreement). The Credit Agreement contains certain USSK financial covenants (as further defined in the Credit Agreement), including maximum Leverage, maximum Net Debt to Tangible Net Worth, and minimum Interest Cover ratios. The covenants are measured semi-annually for the period covering the last twelve calendar months. USSK may not draw on the Credit Agreement if it does not comply with any of the financial covenants until the next measurement date. The Credit Agreement expires in July 2016.
At June 30, 2014, USSK had no borrowings under its €20 million and €10 million unsecured credit facilities (collectively approximately $41 million) and the availability was approximately $40 million due to approximately $1 million of customs and other guarantees outstanding.

Change in control event
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,891 million as of June 30, 2014 (including the Senior Notes and Senior Convertible Notes) may be declared immediately due and payable; (b) the Amended Credit Agreement, the RPA and USSK’s €200 million revolving credit agreement may be terminated and any amounts outstanding declared immediately due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield Works slab caster for $37 million or provide a letter of credit to secure the remaining obligation.
14.    Asset Retirement Obligations
U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs:

(In millions)	June 30, 2014	December 31, 2013
Balance at beginning of year	$59	$33
Additional obligations incurred	—	28
Obligations settled	(2)	(7)
Accretion expense	2	5
Balance at end of period	$59	$59
Certain AROs related to disposal costs of the majority of fixed assets at our integrated steel facilities have not been recorded because they have an indeterminate settlement date. These AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.
15.    Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, current accounts and notes receivable, accounts payable, bank checks outstanding and accrued interest included in the consolidated balance sheet approximate fair value due to their short-term nature. See Note 12 for disclosure of U. S. Steel’s derivative instruments, which are accounted for at fair value on a recurring basis.
The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Investments and long-term receivables (a)	$45	$45	$63	$63
Financial liabilities:
Debt (b)	$3,947	$3,591	$4,198	$3,904
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

16.    Statement of Changes in Stockholders’ Equity

The following table reflects the first six months of 2014 and 2013 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Six Months Ended June 30, 2014 (In millions)	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,376		$1,789	$(1,752)	$151	$(480)	$3,667	$1
Comprehensive income:
Net income	34	34	34
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	122	122		122
Currency translation adjustment	(14)	(14)		(14)
Employee stock plans	11					40	(29)
Dividends paid on common stock	(15)		(15)
Balance at June 30, 2014	$3,514	$142	$1,808	$(1,644)	$151	$(440)	$3,638	$1

Six Months Ended June 30, 2013 (In millions)	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,478		$3,463	$(3,268)	$151	$(521)	$3,652	$1
Comprehensive income:
Net loss	(151)	(151)	(151)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	138	138		138
Currency translation adjustment	(18)	(18)		(18)
Issuance of conversion option in 2019 Senior Convertible Notes, net of tax	31						31
Employee stock plans	12					39	(27)
Dividends paid on common stock	(14)		(14)
Other	(2)		(2)
Balance at June 30, 2013	$3,474	$(31)	$3,296	$(3,148)	$151	$(482)	$3,656	$1

17.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions) (a)	Pension and Other Benefit Items	Foreign Currency Items	Total
Balance at December 31, 2013	$(2,127)	$375	$(1,752)
Other comprehensive income (loss) before reclassifications	38	(14)	24
Amounts reclassified from AOCI (b)	84	—	84
Net current-period other comprehensive income	122	(14)	108
Balance at June 30, 2014	$(2,005)	$361	$(1,644)
(a)All amounts are net of tax. Amounts in parentheses indicate debits.
(b)See table below for further details.

	Amount reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI components (in millions) (a)	2014	2013	2014	2013
Amortization of pension and other benefit items
Prior service costs (b)	$(1)	$(2)	$(4)	$(5)
Actuarial gains/(losses) (b)	(70)	(98)	(139)	(198)
Settlement, termination and curtailment gains (b)	11	—	4	—
Total before tax	(60)	(100)	(139)	(203)
Tax benefit	25	33	55	67
Net of tax	$(35)	$(67)	$(84)	$(136)
(a)Amounts in parentheses indicate debits to income/loss.
(b)These AOCI components are included in the computation of net periodic benefit cost (see Note 5 for additional details).
18.    Transactions with Related Parties
Net sales to related parties and receivables from related parties primarily reflect sales of steel products to equity investees. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $272 million and $310 million for the three months ended June 30, 2014 and 2013, respectively and $551 million and $588 million for the six months ended June 30, 2014 and 2013, respectively.
Purchases from related parties for outside processing services provided by equity investees amounted to $15 million and $16 million for the three months ended June 30, 2014 and 2013, respectively and $30 million and $35 million for the six months ended June 30, 2014 and 2013, respectively. Purchases of iron ore pellets from related parties amounted to $61 million and $53 million for the three months ended June 30, 2014 and 2013, respectively and $115 million and $117 million for the six months ended June 30, 2014 and 2013, respectively.
Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $103 million and $70 million at June 30, 2014 and December 31, 2013, respectively for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $5 million and $3 million at June 30, 2014 and December 31, 2013, respectively.

19. Restructuring and Other Charges

During the fourth quarter of 2013, the Company implemented certain headcount reductions and production facility closures related to our iron and steelmaking facilities at Hamilton Works in Canada, barge operations related to Warrior and Gulf Navigation (WGN) in Alabama and administrative headcount reductions at our Hamilton Works and Lake Erie Works also in Canada. We closed our iron and steelmaking facilities at Hamilton Works effective December 31, 2013. Charges for restructuring and ongoing cost reduction initiatives are recorded in the period the Company commits to a restructuring or cost reduction plan, or executes specific actions contemplated by the plan and all criteria for liability recognition have been met. Charges related to the restructuring and cost reductions include severance costs, accelerated depreciation, asset impairments and other closure costs.
During the three months ended June 30, 2014, the Company recorded severance related charges of $11 million, which were reported in restructuring and other charges in the Consolidated Statement of Operations, for additional headcount reductions related to certain of our Tubular operations in Bellville, Texas and McKeesport, Pennsylvania, within our Tubular segment, as well as headcount reductions principally at the Company’s corporate headquarters in conjunction with the Carnegie Way transformation efforts. Cash payments were made related to severance and exit costs of $8 million. In addition, an asset impairment charge of $14 million was taken for certain of the Company's non-strategic assets that were designated as held for sale. Favorable adjustments for changes in estimates on restructuring reserves were made for $2 million. There were no such items for the three months ended June 30, 2013.
During the six months ended June 30, 2014, the Company recorded severance related charges of $14 million, which were reported in restructuring and other charges in the Consolidated Statement of Operations, for additional headcount reductions related to our Canadian operations, within our Flat-rolled segment, certain of our Tubular operations in Bellville, Texas and McKeesport, Pennsylvania, within our Tubular segment, as well as headcount reductions principally at the Company’s corporate headquarters in conjunction with the Carnegie Way transformation efforts. Cash payments were made related to severance and exit costs of $13 million. In addition, an asset impairment charge of $14 million was taken for certain of the Company's non-strategic assets that were designated as held for sale. Favorable adjustments for changes in estimates on restructuring reserves were made for $10 million. There were no such items for the six months ended June 30, 2013.
The activity in the accrued balances incurred in relation to restructuring and other cost reduction programs during the six months ended June 30, 2014 were as follows:

	Severance	Exit	Asset
(in millions)	Accrual	Costs	Impairments

Balance at December 31, 2013	$16	$6	$—

Additional charges	14	—	14
Cash payments/utilization	(7)	(6)	(14)
Other adjustments and re-classes	(10)	—	—

Balance at June 30, 2014	$13	$—	$—

Accrued liabilities for restructuring and other cost reduction programs are included in the following balance sheet lines:

(in millions)	June 30, 2014	December 31, 2013
Accounts payable	$—	$6
Payroll and benefits payable	11	8
Employee benefits	2	8
Total	$13	$22

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
Asbestos matters – As of June 30, 2014, U. S. Steel was a defendant in approximately 730 active cases involving approximately 3,370 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). About 2,580, or approximately 76 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the six months ended June 30, 2014, U. S. Steel paid approximately $3 million in settlements. These settlements and other dispositions resolved approximately 90 claims. New case filings in the first six months of 2014 added approximately 140 claims. At December 31, 2013, U. S. Steel was a defendant in approximately 720 active cases involving approximately 3,320 plaintiffs. During 2013, U. S. Steel paid approximately $11 million in settlements. These settlements and other dispositions resolved approximately 250 claims. New case filings in the year ended December 31, 2013 added approximately 240 claims. Most claims filed in 2014 and 2013 involved individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.
Historically, these claims against U. S. Steel fall into three major groups: (1) claims made by persons who allegedly were exposed to asbestos at U. S. Steel facilities (referred to as “premises claims”); (2) claims made by industrial workers allegedly exposed to products manufactured by U. S. Steel; and (3) claims made under certain federal and general maritime laws by employees of former operations of U. S. Steel. In general, the only insurance available to U. S. Steel with respect to asbestos claims is excess casualty insurance, which has multi-million dollar retentions. To date, U. S. Steel has received payments for a certain minority of claims that qualify for insurance coverage.
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

(In millions)	Six Months Ended June 30, 2014
Beginning of period	$233
Accruals for environmental remediation deemed probable and reasonably estimable	3
Payments	(9)
End of period	$227
Accrued liabilities for remediation activities are included in the following consolidated balance sheet lines:

(In millions)	June 30, 2014	December 31, 2013
Accounts payable	$17	$17
Deferred credits and other noncurrent liabilities	210	216
Total	$227	$233
Expenses related to remediation are recorded in cost of sales and totaled $2 million and $1 million for the three months ended June 30, 2014 and 2013, respectively and $3 million and $5 million for the six months ended June 30, 2014 and June 30, 2013, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 10 to 25 percent.
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

Projects with Ongoing Study and Scope Development – There are five environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are four Resource Conservation and Recovery Act (RCRA) programs (at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI) and the Fairless Plant) and a voluntary remediation program at the former steelmaking plant at Joliet, Illinois. As of June 30, 2014, accrued liabilities for these projects totaled $2 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $25 million to $40 million.
Significant Projects with Defined Scope – As of June 30, 2014, there are four significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $171 million. These projects are: Gary RCRA currently accrued at $49 million, the former Geneva facility currently accrued at $64 million, the former Duluth facility St. Louis River Estuary currently accrued at $51 million, and the Solid Waste Management Unit (SWMU) #4 at UPI currently accrued at $7 million.
Other Projects – There are six other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at June 30, 2014 was $13 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.
The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at June 30, 2014 was $7 million. We do not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $28 million at June 30, 2014 and were based on known scopes of work.
Administrative and Legal Costs – As of June 30, 2014, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and have not changed significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 2014 and 2013, such capital expenditures totaled $29 million and $24 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
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
The European Commission (EC) has created an Emissions Trading System (ETS) and starting in 2013, the ETS began to employ centralized allocation, rather than national allocation plans, that are more stringent than the previous requirements. The ETS also includes a cap designed to achieve an overall reduction of GHGs for the ETS sectors of 21% in 2020 compared to 2005 emissions and auctioning as the basic principle for allocating emissions allowances, with some transitional free allocation provided on the basis of benchmarks for manufacturing industries under risk of transferring their production to other countries with lesser constraints on greenhouse gas emissions, or what is more commonly referred to as carbon leakage. Manufacturing of sinter, coke oven products, basic iron and steel, ferro-alloys and cast iron tubes have all been recognized as exposing companies to a significant risk of carbon leakage, but the ETS is still expected to lead to additional costs for steel companies in Europe. The EU has imposed limitations under the ETS for the period 2013-2020 (Phase III) that are more stringent than those in NAP II, reducing the number of free allowances granted to companies to cover their CO2 emissions.
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
U. S. Steel entered into transactions to sell and swap a portion of our emission allowances and recognized gains related to these transactions which are reflected in the net gain on disposal of assets line in the Consolidated Statements of Operations. U. S. Steel recognized gains of $17 million during the six months ended June 30, 2014. There were no such similar transactions for the six months ended June 30, 2013.
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
We are currently investigating the possibility of obtaining EU grants to fund a portion of these capital expenditures. The EU has various programs under which funds are allocated to member states to implement broad public policies. These are being implemented in two campaigns, Operational Program 1 which covered the years 2007-2013 (OP1) and Operational Program 2 which will cover the years 2014-2020 (OP2). Each member state legislates its own framework for implementing the operational programs and administers its allocation of funds under the operational programs by offering these funds to government units and private entities for qualifying projects. USSK submitted two BAT projects under the last call of OP1. Both projects were approved for funding by the Ministry of Environment of the Slovak Republic in May in an amount not to exceed €8.8 million (approximately $12 million). The actual amount of the grant funding received will be based on 35% of the identified eligible costs as defined in OP1 actually incurred on the projects.
We plan to submit several additional BAT projects for EU grants as well. However, all future projects will be submitted under calls governed by OP2. The specific legislation governing OP2 has not yet been finalized by the Slovak Republic, so we are not able to accurately estimate at this time the amount of additional grant funding that we may receive, if any.
Due to other EU legislation, we will be required to make changes to the boilers at our steam and power generation plant in order to comply with stricter air emission limits for large combustion plants. In January of 2014, the operation of USSK's boilers was approved by the EC as part of Slovakia's Transitional National Plan (TNP) for bringing all boilers in Slovakia into BAT compliance by no later than 2020. The TNP establishes parameters for determining the date by which specific boilers are required to reach compliance with the new air standards, which has been determined to be October 2017 for our boilers. This gives us the flexibility of delaying the completion of the project to upgrade our boilers to no later than that date, although we may choose to accelerate the implementation of this project in order to qualify for supplementary support payments as part of Slovakia’s renewable energy program. This project will result in a reduction in electricity, operating, maintenance and waste disposal costs once completed. The current projected cost to reconstruct one existing boiler and build one new boiler to achieve compliance is broadly estimated at $170 million.
Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses, and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions, and there can be questions as to the applicability of more general indemnification provisions to environmental matters. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $227 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $29 million at June 30, 2014, which includes a $23 million current liability related to a guarantee of debt of an unconsolidated equity investment for which payment by U. S. Steel is probable. The $23 million is the maximum amount U. S. Steel would be obligated to pay as the guarantor and represents the fair value of the obligation at June 30, 2014. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.
Antitrust Class Actions – In a series of lawsuits filed in federal court in the Northern District of Illinois beginning September 12, 2008, individual direct or indirect buyers of steel products have asserted that eight steel manufacturers, including U. S. Steel, conspired in violation of antitrust laws to restrict the domestic production of raw steel and thereby to fix, raise, maintain or stabilize the price of steel products in the United States. The cases are filed as class actions and claim damages related to steel product purchases during the time period of April 1, 2005 to December 31, 2007. A Hearing on class certification was completed in April of 2014. On July 10, 2014, preliminary approval of U. S. Steel's $58 million settlement agreement was granted by the Court. The Court ordered a period for notice, objections and opt-outs until September 10, 2014, with a final approval Hearing set for October 17, 2014.
EPA Region V Federal Lawsuit – On August 1, 2012, the EPA, joined by the States of Illinois, Indiana and Michigan, initiated an action in the Northern District of Indiana alleging various air regulatory violations at Gary Works, Granite City Works, and Great Lakes Works. The action also contends that Gary Works failed to obtain the proper pre-construction permit for a routine reline of its Blast Furnace No. 4 in 1990, and that the three facilities failed to meet certain operational, maintenance, opacity, and recordkeeping requirements. Statutory penalties and injunctive relief is requested. U. S. Steel believes that the claims asserted in the action are not justified and are without statutory foundation. The Court has since dismissed all claims related to the Blast Furnace No. 4 reline. Fact discovery on the remaining claims is being conducted in three phases with discovery regarding Granite City Works and Great Lakes Works now complete. U. S. Steel will continue to vigorously defend against these claims. At this time, the potential outcome on all asserted claims is not reasonably estimable.
Randle Reef – The Canadian and Ontario governments have identified for remediation a sediment deposit in Hamilton Harbor near USSC’s Hamilton Works, commonly referred to as Randle Reef, for which the regulatory agencies estimate expenditures with cost of approximately C$140 million (approximately $131 million). The national and provincial governments have each allocated approximately C$46 million (approximately $43 million) for this project. Local sources, including industry, have also agreed to provide funding of approximately C$46 million (approximately $43 million) for this project. USSC has committed to contribute approximately 11,000 tons of hot rolled steel and to fund C$2 million (approximately $2 million). The C$2 million (approximately $2 million) was contributed in 2013 and the steel contribution is expected to be made in 2015. As of June 30, 2014, the remaining contribution commitment is reflected on USSC's balance sheet as a current liability of approximately C$8 million (approximately $7 million).
Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $14 million at June 30, 2014). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $160 million as of June 30, 2014, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by our RPA. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $66 million at June 30, 2014, of which less than $1 million was classified as current, and $81 million at December 31, 2013, of which less than $1 million was classified as current. Restricted cash at June 30, 2014 also includes $28 million to fund certain capital projects at Gary Works, our Clairton Plant and Granite City Works. The proceeds become unrestricted as capital expenditures for these projects are made.
Capital Commitments – At June 30, 2014, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $224 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2014	2015	2016	2017	2018	Later Years	Total
$604	$781	$539	$534	$503	$1,457	$4,418
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, energy and utility services with terms ranging from two to 14 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply 90 percent to 105 percent of the expected annual capacity of the heat recovery coke plant at our Granite City Works, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of June 30, 2014, a maximum default payment of approximately $242 million would apply if U. S. Steel terminates the agreement.

Total payments relating to unconditional purchase obligations were $136 million and $112 million for the three months ended June 30, 2014 and 2013, respectively and $270 million and $295 million for the six months ended June 30, 2014 and June 30, 2013, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain sections of Management’s Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of United States Steel Corporation (U. S. Steel). These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects,” “intends” or similar words indicating that future outcomes are not known with certainty and are subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors that could cause future outcomes to differ materially from those set forth in forward-looking statements. For discussion of risk factors affecting the businesses of U. S. Steel, see Item 1A. Risk Factors and “Supplementary Data – Disclosures About Forward-Looking Statements” in U. S. Steel’s Annual Report on Form 10-K for the year ended December 31, 2013, and Item 1A. Risk Factors in this Form 10-Q. References in this Quarterly Report on Form 10-Q to “U. S. Steel,” “the Company,” “we,” “us” and “our” refer to U. S. Steel and its consolidated subsidiaries unless otherwise indicated by the context.

RESULTS OF OPERATIONS
Net sales by segment for the three and six months ended June 30, 2014 and 2013 are set forth in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, excluding intersegment sales)	2014	2013	% Change	2014	2013	% Change
Flat-rolled Products (Flat-rolled)	$2,938	$2,876	2%	$5,965	$5,979	—%
U. S. Steel Europe (USSE)	757	778	(3)%	1,516	1,561	(3)%
Tubular Products (Tubular)	686	709	(3)%	1,329	1,395	(5)%
Total sales from reportable segments	4,381	4,363	—%	8,810	8,935	(1)%
Other Businesses	19	66	(71)%	38	89	(57)%
Net sales	$4,400	$4,429	(1)%	$8,848	$9,024	(2)%
Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended June 30, 2014 versus the three months ended June 30, 2013 is set forth in the following table:
Three Months Ended June 30, 2014 versus Three Months Ended June 30, 2013

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-rolled	(5)%	6%	—%	—%	1%	2%
USSE	(1)%	(5)%	—%	4%	(1)%	(3)%
Tubular	(1)%	—%	(2)%	—%	—%	(3)%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
Net sales were $4,400 million in the three months ended June 30, 2014, compared with $4,429 million in the same three months last year. The increase in sales for the Flat-rolled segment primarily reflected an increase in average realized prices (increase of $49 per net ton) partially offset by lower shipments as a result of weather-related issues (decrease of 201 thousand net tons). The decrease in sales for the European segment was primarily due to lower average realized euro-based prices (decrease of €33 per net ton) and lower shipments (decrease of 9 thousand net tons) partially offset by the weakening of the U.S. dollar versus the euro. The decrease in sales for the Tubular segment primarily reflected lower average realized prices (decrease of $31 per net ton) and lower shipments (decrease of 7 thousand net tons) primarily as a result of continued high import levels and weather-related issues.
Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the six months ended June 30, 2014 versus the six months ended June 30, 2013 is set forth in the following table:
Six Months Ended June 30, 2014 versus Six Months Ended June 30, 2013

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-rolled	(6)%	5%	—%	—%	1%	—%
USSE	(1)%	(5)%	—%	3%	—%	(3)%
Tubular	(2)%	(1)%	(2)%	—%	—%	(5)%
(a) Excludes intersegment sales
(b) Foreign currency translation effects

Net sales were $8,848 million in the six months ended June 30, 2014, compared with $9,024 million in the same period last year. Sales for the Flat-rolled segment were comparable year over year as lower shipments as a result of weather-related issues (decrease of 545 thousand net tons) were offset by an increase in average realized prices (increase of $45 per net ton). The decrease in sales for the European segment was primarily due to lower average realized euro-based prices (decrease of €29 per net ton) and lower shipments (decrease of 26 thousand net tons) partially offset by the weakening of the U.S. dollar versus the euro. The decrease in sales for the Tubular segment primarily reflected lower average realized prices (decrease of $53 per net ton) and lower shipments (decrease of 16 thousand net tons) primarily as a result of continued high import levels and weather-related issues.
Pension and other benefits costs
Pension and other benefit costs are reflected in our cost of sales and selling, general and administrative expense line items in the Consolidated Statements of Operations.
Defined benefit and multiemployer pension plan costs totaled $85 million and $169 million in the three and six months ended June 30, 2014, respectively, compared to $96 million and $191 million in the comparable periods in 2013. The $11 million and $22 million decrease is primarily due to a higher discount rate, which is driving a lower amortization of unrecognized actuarial losses.
Costs related to defined contribution plans totaled $12 million and $24 million in the three and six months ended June 30, 2014, respectively, compared to $11 million and $22 million in the comparable periods in 2013.
Other benefit costs totaled $(15) million and $(12) million in the three and six months ended June 30, 2014, respectively, compared to $14 million and $28 million in the comparable periods in 2013. The $29 million and $40 million decrease is primarily due to a one-time $19 million curtailment gain related to the elimination of non-union retiree medical coverage after 2017.
Net periodic pension cost, including multiemployer plans, is expected to total approximately $330 million in 2014. Total other benefits costs in 2014 are expected to total approximately $5 million, excluding the $19 million curtailment gain.
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
Selling, general and administrative expenses
Selling, general and administrative expenses were $143 million and $281 million in the three and six months ended June 30, 2014, respectively, compared to $151 million and $296 million in the three and six months ended June 30, 2013. The decrease is primarily related to lower pension and other benefits costs as discussed above.

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
The Company’s Canadian subsidiary U. S. Steel Canada, Inc. continues to experience losses and is exploring options to improve its performance which may include some form of restructuring.
During the three months ended June 30, 2014, the Company recorded severance related charges of $11 million, which were reported in restructuring and other charges in the Consolidated Statement of Operations, for additional headcount reductions related to certain of our Tubular operations in Bellville, Texas and McKeesport, Pennsylvania, within our Tubular segment, as well as headcount reductions principally at the Company’s corporate headquarters in conjunction with the Carnegie Way transformation efforts. Cash payments were made related to severance and exit costs of $8 million. In addition, an asset impairment charge of $14 million was taken for certain of the Company's non-strategic assets that were designated as held for sale. Favorable adjustments for changes in estimates on restructuring reserves were made for $2 million. There were no such items for the three months ended June 30, 2013.
During the six months ended June 30, 2014, the Company recorded severance related charges of $14 million, which were reported in restructuring and other charges in the Consolidated Statement of Operations, for additional headcount reductions related to our Canadian operations, within our Flat-rolled segment, certain of our Tubular operations in Bellville, Texas and McKeesport, Pennsylvania, within our Tubular segment, as well as headcount reductions principally at the Company’s corporate headquarters in conjunction with the Carnegie Way transformation efforts. Cash payments were made related to severance and exit costs of $13 million. In addition, an asset impairment charge of $14 million was taken for certain of the Company's non-strategic assets that were designated as held for sale. Favorable adjustments for changes in estimates on restructuring reserves were made for $10 million. There were no such items for the six months ended June 30, 2013.
Management believes its actions with regard to the Company’s operations will have a positive impact on the Company’s annual cash flows of approximately $50 million over the course of subsequent periods as a result of decreased payroll and benefits costs and other idle facility costs. Additionally, management does not believe there will be any significant impacts related to the Company’s revenues as a result of these actions.

Income (loss) from operations by segment for the three and six months ended June 30, 2014 and 2013 is set forth in the following table:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2014	2013		2014	2013
Flat-rolled	$30	$(51)	NM	$115	$(64)	NM
USSE	38	10	280%	70	48	46%
Tubular	47	45	4%	71	109	(35)%
Total income from reportable segments	115	4	2,775%	256	93	175%
Other Businesses	17	43	(60)%	30	48	(38)%
Segment income from operations	132	47	181%	286	141	103%
Postretirement benefit expense	(32)	(54)	(41)%	(64)	(110)	(42)%
Other items not allocated to segments:
Loss on assets held for sale	(14)	—	100%	(14)	—	100%
Curtailment gain	19	—	100%	19	—	100%
Litigation reserves	(70)	—	100%	(70)	—	100%
Total income (loss) from operations	$35	$(7)	NM	$157	$31	406%
Segment results for Flat-rolled

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2014	2013		2014	2013
Income (loss) from operations ($ millions)	$30	$(51)	NM	$115	$(64)	NM
Gross margin	4%	5%	(1)%	7%	5%	2%
Raw steel production (mnt)	4,132	4,212	(2)%	8,623	9,132	(6)%
Capability utilization(a)	75%	70%	5%	79%	76%	3%
Steel shipments (mnt)	3,527	3,728	(5)%	7,201	7,746	(7)%
Average realized steel price per ton	$774	$725	7%	$767	$722	6%
(a) Prior to the permanent shut down of the iron and steelmaking facilities at Hamilton Works on December 31, 2013, annual raw steel production capability for Flat-rolled was 24.3 million net tons.
The increase in Flat-rolled results in the three months ended June 30, 2014 compared to the same period in 2013 resulted from increased prices (approximately $145 million), lower raw materials costs (approximately $45 million) and higher steel substrate sales to our Tubular segment (approximately $10 million). These changes were partially offset by higher repairs and maintenance and other operating costs (approximately $80 million), increased energy costs, primarily due to higher natural gas costs (approximately $30 million), and higher costs for profit based payments (approximately $10 million).
The increase in Flat-rolled results in the six months ended June 30, 2014 compared to the same period in 2013 resulted from increased prices (approximately $295 million), lower raw materials costs (approximately $90 million) and higher steel substrate sales to our Tubular segment (approximately $10 million). These changes were partially offset by increased energy costs, primarily due to higher natural gas costs (approximately $100 million), higher repairs and maintenance and other operating costs (approximately $60 million), decreased shipment volumes due to weather-related issues (approximately $30 million) and higher costs for profit based payments (approximately $25 million).

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
Segment results for USSE

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2014	2013		2014	2013
Income from operations ($ millions)	$38	$10	280%	$70	$48	46%
Gross margin	11%	7%	4%	10%	9%	1%
Raw steel production (mnt)	1,223	1,158	6%	2,364	2,361	—%
Capability utilization	98%	93%	5%	95%	95%	—%
Steel shipments (mnt)	1,053	1,062	(1)%	2,084	2,110	(1)%
Average realized steel price per ton	$691	$702	(2)%	$700	$710	(1)%
The increase in USSE results in the three months ended June 30, 2014 compared to the same period in 2013 was primarily due to lower raw materials costs (approximately $40 million), the weakening of the U.S. dollar versus the euro in the three months ended June 30, 2014 as compared to the same period in 2013 (approximately $10 million) and decreased repairs and maintenance and other operating costs (approximately $10 million). These changes were partially offset by lower average realized prices (approximately $30 million).
The increase in USSE results in the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to lower raw materials costs (approximately $45 million), favorable effects of transactions to sell and swap a portion of our emissions allowances (approximately $20 million), the weakening of the U.S. dollar versus the euro in the six months ended June 30, 2014 as compared to the same period in 2013 (approximately $20 million) and decreased repairs and maintenance and other operating costs (approximately $10 million). These changes were partially offset by lower average realized prices (approximately $70 million).
Segment results for Tubular

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2014	2013		2014	2013
Income from operations ($ millions)	$47	$45	4%	$71	$109	(35)%
Gross margin	12%	12%	—%	10%	13%	(3)%
Steel shipments (mnt)	449	456	(2)%	868	884	(2)%
Average realized steel price per ton	$1,479	$1,510	(2)%	$1,479	$1,532	(3)%
Tubular results for the three months ended June 30, 2014 were comparable to the same period in 2013 as decreased repairs and maintenance and other operating costs (approximately $20 million) were offset by decreased average realized prices (approximately $15 million).
The decrease in Tubular results in the six months ended June 30, 2014 as compared to the same period in 2013 resulted mainly from decreased average realized prices (approximately $45 million) and decreased shipping volumes (approximately $20 million) primarily due to continuing high import levels and weather-related issues, partially offset by increased repairs and maintenance and other operating costs (approximately $30 million).

Results for Other Businesses
Other Businesses had income of $17 million and $30 million in the three and six months ended June 30, 2014, compared to income of $43 million and $48 million in the three and six months ended June 30, 2013. The 2013 results included a gain of approximately $30 million from a real estate sale in the second quarter of 2013.
Items not allocated to segments
The decrease in postretirement benefit expense in the three and six months ended June 30, 2014 as compared to the same period in 2013 resulted from lower pension and retiree medical expenses as a result of a higher discount rate and better claims cost experience.
We recorded a $14 million pretax loss on assets held for sale in the six months ended June 30, 2014 related to the write-down of non-strategic Corporate assets.
We recorded a pretax gain of $19 million related to curtailments in pension and other benefit plans associated with the elimination of non-union retiree medical coverage after 2017.
We recorded a pretax loss of $70 million related to litigation reserves for the Company's ongoing litigation matters.
Net interest and other financial costs

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2014	2013		2014	2013
Interest expense	$60	$58	3%	$121	$143	(15)%
Interest income	(1)	(1)	—%	(2)	(2)	—%
Other financial costs	5	11	(55)%	14	31	(55)%
Total net interest and other financial costs	$64	$68	(6)%	$133	$172	(23)%
The decrease in net interest and other financial costs in the six months ended June 30, 2014 as compared to the same period last year is primarily due to the absence of a $34 million charge that was recorded in 2013 related to the repurchases of a portion of the 2014 Senior Convertible Notes. The remaining principal amount on the 2014 Senior Convertible Notes was redeemed in May 2014 which also reduced interest expense for the six months ended June 30, 2014.
The income tax benefit was $11 million and $10 million in the three and six months ended June 30, 2014 compared to a provision of $3 million and $10 million in the three and six months ended June 30, 2013. Included in the tax benefit in the first six months of 2014 is a discrete benefit related to the tentative antitrust settlement discussed in Note 20. The tax provision reflects a benefit for percentage depletion in excess of cost depletion for iron ore that we produce and consume or sell. The tax provision does not reflect any tax benefit for pretax losses in Canada which is a jurisdiction where we have recorded a full valuation allowance on deferred tax assets.
The tax benefit for the six months ended June 30, 2014 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, operating performance and cost estimates. To the extent that actual 2014 pretax results for U.S. and foreign income or loss vary from estimates used herein at the end of the most recent interim period, the actual tax provision or benefit recognized in 2014 could be materially different from the forecasted amount used to estimate the tax provision for the six months ended June 30, 2014.
The net domestic deferred tax asset was $31 million at June 30, 2014 compared to $115 million at December 31, 2013. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. We continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.
At June 30, 2014, the net foreign deferred tax asset was $58 million, net of established valuation allowances of $1,054 million. At December 31, 2013, the net foreign deferred tax asset was $59 million, net of established valuation allowances of $1,028 million. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro and the Canadian dollar. At both June 30, 3014 and December 31, 2013, a full valuation allowance was recorded for the net Canadian deferred tax asset primarily due to cumulative losses in Canada. If evidence changes and it becomes more likely than not that the Company will realize the net Canadian deferred tax asset, the valuation allowance would be partially or fully reversed. Any reversal of this amount would result in a decrease to income tax expense.
For further information on income taxes see Note 8 to the Consolidated Financial Statements.
Net (loss) income attributable to United States Steel Corporation was $(18) million and $34 million in the three and six months ended June 30, 2014. Net loss attributable to United States Steel Corporation was $78 million and $151 million in the three and six months ended June 30, 2013. The changes between the 2014 and 2013 periods primarily reflect the factors discussed above.
BALANCE SHEET
Accounts receivable increased by $96 million from year-end 2013. Sales in the latter part of a quarter typically represent the majority of the receivables as of the end of the quarter. The increase in receivables primarily reflected increased average realized prices.
Inventories decreased by $351 million from year-end 2013 primarily due to a larger than usual reduction in raw material inventories as a result of the weather.
Income tax receivable decreased by $170 million primarily due to the receipt of a federal income tax refund related to the carryback of our 2013 net operating loss to prior years.
Accounts payable and other accrued liabilities increased by $540 million from year-end 2013 primarily as a result of implementing extended vendor payment terms.
Short-term debt and current maturities of long-term debt decreased by $303 million primarily due to the redemption of the remaining principal amount of our 2014 Senior Convertible Notes.
Employee benefits decreased by $223 million from year-end 2013 primarily due to benefit payments made in excess of the net periodic benefit expense recognized in the first six months of 2014.
Deferred income tax liabilities increased by $88 million from year-end 2013 primarily due to the valuation effects of employee related benefits.
CASH FLOW
Net cash provided by operating activities was $1,353 million for the six months ended June 30, 2014 compared to $384 million in the same period last year. The increase is primarily due to improved financial results, changes in working capital period over period, and the receipt of the federal income tax refund discussed above partially offset by higher employee benefit payments.
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
Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the three months and twelve months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Twelve Months Ended June 30,
	2014	2013	2014	2013
Accounts Receivable Turnover	2.1	2.0	8.2	7.9
Inventory Turnover	1.7	1.8	6.9	7.2
Capital expenditures, for the six months ended June 30, 2014, were $186 million, compared with $221 million in the same period in 2013. Flat-rolled capital expenditures were $102 million and included spending for the ongoing implementation of an enterprise resource planning (ERP) system, the Granite City Steel Shop Tap and Charging Emission Control System, the Mon Valley Blast Furnace No. 1 reline and various other infrastructure and environmental projects. Tubular capital expenditures of $47 million related to an upgrade to the Lorain No. 4 Seamless Hot Mill and various other infrastructure, environmental and strategic capital projects. USSE capital expenditures of $35 million consisted of spending for infrastructure and environmental projects.
U. S. Steel’s contractual commitments to acquire property, plant and equipment at June 30, 2014, totaled $224 million.
Capital expenditures for 2014 are expected to total approximately $600 million and remain focused largely on strategic, infrastructure and environmental projects. In recent years, we have completed or neared completion on several key projects of strategic importance. We have made significant progress to improve our coke self-sufficiency and reduce our reliance on purchased coke for the steelmaking process through the application of advanced technologies, upgrades to our existing coke facilities and increased use of natural gas and pulverized coal in our operations. We have completed the construction of a technologically and environmentally advanced battery at the Mon Valley Works’ Clairton Plant with a capacity of 960,000 tons per year. Initial start-up of the battery began in November 2012 and the battery has reached full production capacity. We have been constructing a two module carbon alloy facility at Gary Works, which was designed to utilize an environmentally compliant, energy efficient and flexible production technology to produce a coke substitute product. The facility targeted a projected capacity of 500,000 tons per year if both modules were completed. Construction of the first module is complete, and we continue to focus on the optimization and reliability of operations of that module. We continue to evaluate our coke requirements in North America and the performance of the first module.
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
With reduced pricing for iron-ore, management is considering its options with respect to the Company's iron-ore position in the United States and to exploit opportunities related to the availability of reasonably priced natural gas as an alternative to coke in the iron reduction process to improve our cost competitiveness, while reducing our dependence on coal and coke. We are examining alternative iron and steelmaking technologies such as gas-based, direct-reduced iron (DRI) and electric arc furnace (EAF) steelmaking. We are currently in the permitting process for the installation of an EAF at our Fairfield Works in Alabama. We submitted air and water permit applications to the Jefferson County Department of Health and the Alabama Department of Environmental Management, respectively, in February 2014.
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
Disposal of assets in the first six months of 2014 primarily reflects cash proceeds from transactions to sell and swap a portion of the emissions allowances at USSK.
Restricted cash in the first six months of 2013 primarily reflects a reduction in the use of cash collateralized letters of credit, which were replaced with surety bonds.

Issuance of long-term debt, net of financing costs in the second quarter of 2013 reflects the issuance of $316 million of 2.75% Senior Convertible Notes due 2019 and $275 million of 6.875% Senior Notes due April 2021. U. S. Steel received net proceeds of $578 million after fees related to the underwriting discounts and third party expenses.
Repayment of long-term debt in the first six months of 2014 reflects the redemption of the remaining $322 million principal amount of our 2014 Senior Convertible Notes. The aggregate price, including accrued and unpaid interest, for the 2014 Senior Convertible Notes redeemed was approximately $327 million and the redemptions were paid with cash. Repayment of long-term debt in the first six months of 2013 reflects the repurchase of $542 million aggregate principal amount of our 2014 Senior Convertible Notes.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes U. S. Steel’s liquidity as of June 30, 2014:

(Dollars in millions)
	Cash and cash equivalents	$1,471
	Amount available under $875 Million Credit Facility	875
	Amount available under Receivables Purchase Agreement	575
	Amount available under USSK credit facilities	313
	Total estimated liquidity	$3,234
As of June 30, 2014, $522 million of the total cash and cash equivalents was held by our foreign subsidiaries. A significant portion of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes. Additionally, as part of our Carnegie Way initiative to remain competitive and drive world class growth, we are implementing extended vendor payment terms to be better aligned with other large industrial companies and our peers in the metals and mining sector.

On July 15, 2014, we commenced a consent solicitation directed to the holders of the Company's 2.75% Senior Convertible Notes due 2019 (2019 Senior Notes) to amend certain covenant provisions to exclude an event of default on indebtedness in excess of $100 million by subsidiaries of U. S. Steel organized in Canada. The consent solicitation expired on July 28, 2014 without receiving the requisite level of consent.
As of June 30, 2014, there were no amounts drawn under our $875 million credit facility agreement (Amended Credit Agreement) and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10% of the total aggregate commitments and $87.5 million. Since availability was greater than $87.5 million, compliance with the fixed charge coverage ratio covenant was not applicable.
On July 23, 2014, the Company amended its Amended Credit Agreement to designate USSC and each subsidiary of USSC formed under the laws of Canada or any province thereof as an excluded subsidiary and to waive any event of default that may occur as a result of the Company's 2019 Senior Notes being accelerated or caused to be accelerated as a result of specified actions of USSC.
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
The RPA may be terminated on the occurrence and failure to cure certain events, including, among others, failure by U. S. Steel to make payments under our material debt obligations and any failure to maintain certain ratios related to the collectability of the receivables. The maximum amount of receivables eligible for sale is $625 million and the facility expires in July 2016. As of June 30, 2014, eligible accounts receivable supported $625 million of availability under the RPA, and there were no receivables sold to third-party conduits under this facility. The subordinated retained interest at June 30, 2014 was $625 million with availability of $575 million due to approximately $50 million of letters of credit outstanding.
On July 23, 2014, the RPA was amended to (a) modify a termination event so that if USSC and any of its subsidiaries organized in Canada failed to pay any principal of or premium or interest on any of its debt that is outstanding in a principal amount of at least $100 million, and (b) to waive any termination event occurring as a result of the acceleration by the holders of the Company's 2019 Senior Notes due to the acceleration of any debt of USSC or any of its subsidiaries but only if the notes are promptly paid in full.

At June 30, 2014, USSK had no borrowings under its €200 million (approximately $273 million) unsecured revolving credit facility (the Credit Agreement). The Credit Agreement contains certain USSK financial covenants (as further defined in the Credit Agreement), including maximum Leverage, maximum Net Debt to Tangible Net Worth, and minimum Interest Cover ratios. The covenants are measured semi-annually for the period covering the last twelve calendar months. USSK may not draw on the Credit Agreement if it does not comply with any of the financial covenants until the next measurement date. The Credit Agreement expires in July 2016.
At June 30, 2014, USSK had no borrowings under its €20 million and €10 million unsecured credit facilities (collectively approximately $41 million) and the availability was approximately $40 million due to approximately $1 million of outstanding customs and other guarantees.
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
We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $160 million of liquidity sources for financial assurance purposes as of June 30, 2014. Increases in these commitments which use collateral are reflected in restricted cash on the Consolidated Statement of Cash Flows.
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,891 million as of June 30, 2014 (including the Senior Notes and Senior Convertible Notes) may be declared immediately due and payable; (b) the Amended Credit Agreement, the RPA and USSK’s €200 million revolving credit agreement may be terminated and any amounts outstanding declared immediately due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield slab caster for $37 million or provide a cash collateralized letter of credit to secure the remaining obligation.
The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $29 million at June 30, 2014, which includes a $23 million current liability related to a guarantee of debt of an unconsolidated equity investment for which payment by U. S. Steel is probable. The $23 million is the maximum amount U. S. Steel would be obligated to pay as the guarantor and represents the fair value of the obligation at June 30, 2014. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.
Our major cash requirements in 2014 are expected to be for capital expenditures, employee benefits, and operating costs, including purchases of raw materials. We finished the second quarter of 2014 with $1,471 million of cash and cash equivalents and $3.2 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.
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
Off-balance Sheet Arrangements
U. S. Steel did not enter into any new material off-balance sheet arrangements during the second quarter of 2014.

Environmental Matters, Litigation and Contingencies
U. S. Steel has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet Clean Air Act (CAA) obligations and similar obligations in Europe and Canada, although ongoing compliance costs have also been significant. To the extent that these expenditures, as with all costs, are not ultimately reflected in the prices of our products and services, operating results will be reduced. U. S. Steel believes that our major North American and many European integrated steel competitors are confronted by substantially similar conditions and thus does not believe that our relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on our competitive position with regard to domestic mini-mills, some foreign steel producers (particularly in developing economies such as China, Russia, Ukraine and India) and producers of materials which compete with steel, all of which may not be required to incur equivalent costs in their operations. The specific impact on each competitor may vary depending on several things such as the age and location of their operating facilities and production methods.
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
USSK is subject to the environmental laws of Slovakia and the European Union (EU). A related law of the EU commonly known as Registration, Evaluation, Authorization and Restriction of Chemicals, Regulation 1907/2006 (REACH) requires the registration of certain substances that are produced in the EU or imported into the EU. Although USSK is currently compliant with REACH, this regulation is becoming increasingly stringent. Slovakia is also currently considering a law implementing an EU Waste Framework Directive that would more strictly regulate waste disposal and increase fees for waste disposed of in landfills, including privately owned landfills. The intent of the waste directive is to encourage recycling and because Slovakia has not adopted implementing legislation, we cannot estimate the full financial impact of this prospective legislation at this time.
The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BAT) to reduce environmental impacts as well as compliance with BAT associated emission levels. This directive includes operational requirements for air emissions, wastewater discharges, solid waste disposal and energy conservation, and dictates certain operating practices and imposes stricter emission limits. Producers will be required to be in compliance with the iron and steel BAT by March 8, 2016, unless specific extensions are granted by the Slovak environmental authority. We are currently evaluating the costs of complying with BAT, but our most recent broad estimate of likely capital expenditures is $200 million to $250 million over the 2014 to 2016 period. We also believe there will be increased operating costs, such as increased energy and maintenance costs, but we are currently unable to reliably estimate them.
We are currently investigating the possibility of obtaining EU grants to fund a portion of these capital expenditures. The EU has various programs under which funds are allocated to member states to implement broad public policies. These are being implemented in two campaigns, Operational Program 1 which covered the years 2007 - 2013 (OP1) and Operational Program 2 which will cover the years 2014 - 2020 (OP2). Each member state legislates its own framework for implementing the operational programs and administers its allocation of funds under the operational programs by offering these funds to government units and private entities for qualifying projects. USSK submitted two BAT projects under the last call of OP1. Both projects were approved for funding by the Ministry of Environment of the Slovak Republic in May in an amount not to exceed €8.8 million (approximately $12 million). The actual amount of the grant funding received will be based on 35% of the identified eligible costs as defined in OP1 actually incurred on the projects.
We plan to submit several additional BAT projects for EU grants as well. However, all future projects will be submitted under calls governed by OP2. The specific legislation governing OP2 has not yet been finalized by the Slovak Republic, so we are not able to accurately estimate at this time the amount of additional grant funding that we may receive, if any.
Due to other EU legislation, we will be required to make changes to the boilers at our steam and power generation plant in order to comply with stricter air emission limits for large combustion plants. In January of 2014, the operation of USSK's boilers was approved by the European Commission (EC) as part of Slovakia's Transitional National Plan (TNP) for bringing all boilers in Slovakia into BAT compliance no later than 2020. The TNP establishes parameters for determining the date by which specific boilers are required to reach compliance with the new air standards, which has been determined to be October 2017 for our boilers. This gives us the flexibility of delaying the completion of the project to upgrade our boilers to no later than that date, although we may choose to accelerate the implementation of this project in order to qualify for supplementary support payments as part of Slovakia's renewable energy program. The project should result in reduced electricity, operating, maintenance and waste disposal costs once completed. The current projected cost to reconstruct one existing boiler and build one new boiler to achieve compliance is broadly estimated at $170 million.
A Memorandum of Understanding (MOU) was signed in March of 2013 between U. S. Steel and the government of Slovakia. The MOU outlines areas in which the government and U. S. Steel will work together to help create a more competitive environment and conditions for USSK. Some of the incentives the government of Slovakia agreed to provide include potential participation in a renewable energy program that provides the opportunity to reduce electricity costs as well as the potential for government grants and other support concerning investments in environmental control technology that may be required under the recently implemented BAT requirements. There are many conditions and uncertainties regarding the grants, including matters controlled by the EU, but the value as stated in the MOU could be as much as €75 million. In return, U. S. Steel agreed to achieve employment level reduction goals at USSK only through the use of natural attrition, except in cases of extreme economic conditions, as outlined in USSK's current collective labor agreement. U. S. Steel also agreed to pay the government of Slovakia specified declining amounts should U. S. Steel sell USSK within five years of signing the MOU.
Since the signing of the MOU, USSK has received cooperation from the government of Slovakia in fulfilling the terms of the MOU. Broad legislative changes were made to extend the scope of support for renewable sources of energy, which have the effect of allowing USSK to participate in the renewable energy program once the upgrade to our boilers is completed. The government of Slovakia also provided general guidance as we prepared two applications for EU grants under the last call of OP1. Both projects were approved in May for EU funding grants. We will continue to work closely with the government of Slovakia to achieve the incentives described in the MOU.
U. S. Steel has incurred and will continue to incur substantial capital, operating and maintenance and remediation expenditures as a result of environmental laws and regulations, which in recent years have been mainly for process changes in order to meet CAA obligations and similar obligations in Europe and Canada. In the future, compliance with carbon dioxide (CO2) emission requirements may include substantial costs for emission allowances, restriction of production and higher prices for coking coal, natural gas and electricity generated by carbon based systems. Since it is difficult to predict what requirements will ultimately be imposed in the United States, Canada and Europe, it is difficult to estimate the likely impact on U. S. Steel, but it could be substantial. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of U. S. Steel’s products and services, operating results will be reduced. U. S. Steel believes that our major North American and many European integrated steel competitors are confronted with substantially similar conditions and thus does not believe that its relative position with regard to such competitors will be materially affected by the impact of environmental laws and regulations. However, if the final requirements do not recognize the fact that the integrated steel process involves a series of chemical reactions involving carbon that create fixed and irreducible CO2 emissions, our competitive position relative to mini mills will be adversely impacted. Our competitive position compared to producers in developing nations, such as China, Russia, Ukraine and India, will be harmed unless such nations require commensurate reductions in CO2 emissions. Competing materials such as plastics may not be similarly impacted. The specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to former and present operating locations and disposal of environmentally sensitive materials. Many of our competitors, including North American producers, or their successors, that have been the subject of bankruptcy relief have no or substantially lower liabilities for such matters.

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
In Utility Air Regulatory Group v. EPA, No. 11-1037 (consolidating various challenges); and Texas v. EPA, No. 10-1425, the U.S. Court of Appeals for the District of Columbia issued an opinion essentially upholding the EPA’s authority to regulate GHGs. The court rejected challenges to the endangerment finding, giving the EPA authority to regulate GHGs under the CAA on the basis that they pose a risk to human health. The court also rejected arguments by petitioners to dismiss inclusion of GHG emissions under the tailpipe rule, giving the EPA the authority to regulate GHG emissions from mobile sources and triggering regulation for stationary sources. The court dismissed challenges to the timing and tailoring rules citing that it lacked jurisdiction to decide the case on its merits since none of the petitioners had legal standing to challenge the timing and tailoring rules. Finally, the court declined to decide challenges to other State Implementation Plan (SIP) related rules issued by the EPA regarding GHGs, stating that it also lacked jurisdiction over these SIP related rules. This decision was ultimately argued in Utility Air Regulatory Group v. EPA, No. 12-1146 in the Supreme Court on February 24, 2014. A decision on the case was issued on June 23, 2014 that will significantly effect how the EPA implements any GHG permits. We are currently evaluating the practical implications of the decision. The final effects on any expenditures are unknown at this time.
The EPA re-proposed it’s New Source Performance Standards (NSPS) for GHG emissions from Power Plants in September 2013 after missing the original April 2013 deadline to publish the first rule it had proposed a year earlier. The re-proposed NSPS imposes separate intensity based greenhouse gas limits for new coal fired and new natural gas fired power plants. Although the September 2013 proposal would only affect new electric generating units, the potential impacts of the rule’s issuance extends beyond these sources, because the agency is obligated under Section 111(d) of the CAA to promulgate guidelines for existing sources within a category when it promulgates GHG standards for new sources. Accordingly, the EPA proposed guidance for regulating GHGs from existing sources on June 2, 2014. The guidance imposes a two-part goal structure for existing power generation in each state. The structure is composed of an interim goal for states to meet on average over the ten-year period from 2020-2029, and a final goal that a state must meet at the end of that period in 2030 and thereafter. The final goal is to achieve a 30 percent reduction of greenhouse gases by 2030 from 2005 levels. The EPA proposal lists state-specific carbon intensity rates from its power sector that are necessary to meet a state's final goal. The carbon intensity goal is defined as the total CO2 emissions from fossil fuel-fired power plants in pounds for a given time period divided by a state's total electricity generation in megawatt hours for the same period. States are said to be given flexibility in terms of how to achieve their goal, and what measures to implement. State plans must be submitted by no later than June 30, 2016. The impact these rules will have on the supply and cost of electricity to industrial consumers, especially the energy intensive industries, is being evaluated. We believe there will be increased operating costs, such as increased energy and maintenance costs, but we are currently unable to reliably estimate them.
The EU has established GHG regulations for the EU member states, while in Canada, a regulatory framework for GHG emissions has been published, details of which are discussed below. International negotiations to supplement and eventually replace the 1997 Kyoto Protocol are ongoing.
Since 2009, in Canada, the federal government has committed to reducing the country's total GHG emissions by 17 percent from 2005 levels by 2020. The Ontario government has committed to its own GHG emission reduction targets for the province. This plan announced GHG emission reduction targets of six percent below 1990 levels by 2014, 15 percent below 1990 levels by 2020 and 80 percent below 1990 levels by 2050. Both the federal and Ontario governments are currently seeking input from stakeholders, including industry, on the development of GHG emission reduction programs. No timelines have been finalized for the implementation of federal and provincial GHG reduction programs for the steel sector.
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
The EC has created an Emissions Trading System (ETS) and starting in 2013, the ETS began to employ centralized allocation, rather than national allocation plans, that are more stringent than the previous requirements. The ETS also includes a cap designed to achieve an overall reduction of GHGs for the ETS sectors of 21% in 2020 compared to 2005 emissions and auctioning as the basic principle for allocating emissions allowances, with some transitional free allocation provided on the basis of benchmarks for manufacturing industries under risk of transferring their production to other countries with lesser constraints on greenhouse gas emissions, or what is more commonly referred to as carbon leakage. Manufacturing of sinter, coke oven products, basic iron and steel, ferro-alloys and cast iron tubes have all been recognized as exposing companies to a significant risk of carbon leakage, but the ETS is still expected to lead to additional costs for steel companies in Europe. The EU has imposed limitations under the ETS for the period 2013-2020 (Phase III) that are more stringent than those in NAP II, reducing the number of free allowances granted to companies to cover their CO2 emissions.
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
U. S. Steel entered into transactions to sell and swap a portion of our emissions allowances and recognized a gain of $17 million during the six months ended June 30, 2014. There were no such similar transactions for the six months ended June 30, 2013.

Environmental Remediation
In the United States, U. S. Steel has been notified that we are a potentially responsible party (PRP) at 20 sites under CERCLA as of June 30, 2014. In addition, there are 9 sites related to U. S. Steel where we have received information requests or other indications that we may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 37 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 20 to the Consolidated Financial Statements.
For discussion of relevant environmental items, see “Part II. Other Information—Item 1. Legal Proceedings—Environmental Proceedings.”
During the first six months of 2014, U. S. Steel recorded a net decrease of $6 million to our accrual balance for environmental matters for U.S. and international facilities. The total accrual for such liabilities at June 30, 2014 was $227 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in Note 14 to the Consolidated Financial Statements.
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

OUTLOOK
We expect operating income for our reportable segments and Other Businesses to increase significantly over the second quarter, as we return to normal operating levels. We continue to earn the right to grow as the Carnegie Way transformation allows us to better meet our customers' needs and improves our earnings power.
Results for our Flat-rolled segment are expected to improve significantly from the second quarter. Shipments are projected to increase as we return to normal operations while average realized prices are expected to remain consistent with the second quarter. The absence of the weather related and operational challenges experienced during the second quarter is expected to generate a favorable impact of approximately $150 million from reduced repairs and maintenance costs and increased operating efficiencies along with the increased shipments described above. Inventory levels are expected to increase during the balance of the year as we work to replenish our supply chain.
We expect results for our European segment to decrease as compared to the second quarter. Scheduled caster and blast furnace maintenance along with the normal impact of the European holiday season is expected to result in lower shipments and higher repairs and maintenance costs related to the planned outages. These negative impacts are expected to be partially offset by a decrease in raw materials costs, primarily for iron ore. Averaged realized prices are projected to be in line with the second quarter.
Tubular results are expected to improve slightly as compared to the second quarter. Shipments are expected to decrease, due to the indefinite idling of the McKeesport and Bellville facilities, while average realized prices are projected to increase due to improved pricing and mix. Because the International Trade Commission (ITC) ruling on the OCTG trade case is expected in mid-August, we do not anticipate any benefit for the third quarter.

INTERNATIONAL TRADE
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
As in the past, U. S. Steel continues to monitor unfairly traded imports and is prepared to seek appropriate remedies against such importing countries. On July 2, 2013, U. S. Steel and eight other domestic producers filed AD and CVD petitions against imports of oil country tubular goods (OCTG) from India and Turkey, along with AD petitions against imports of OCTG from the Philippines, Saudi Arabia, South Korea, Taiwan, Thailand, Ukraine, and Vietnam. These petitions allege that unfairly-traded imports from the subject countries are both a cause and a threat of material injury to United States producers of OCTG. On August 16, 2013, the U.S. International Trade Commission (ITC) made affirmative determinations in the preliminary phase of its injury investigations. The U.S. Department of Commerce (DOC) announced its preliminary determinations in the CVD investigations of OCTG from India and Turkey on December 17, 2013, and it announced its preliminary determinations in the AD investigations of India, South Korea, Philippines, Saudi Arabia, Taiwan, Thailand, Turkey, Ukraine, and Vietnam on February 18, 2014. On July 11, 2014, the DOC announced its final determinations in both the CVD investigations of OCTG from India and Turkey and the AD investigations of India, South Korea, Philippines, Saudi Arabia, Taiwan, Thailand, Turkey, Ukraine and Vietnam. The DOC made an affirmative determination that exporters and producers in all nine countries, including South Korea, were importing OCTG into the United States at less than fair value. The DOC calculated AD margins ranging from 2.05% up to 118.32% against producers and exporters from all nine countries, and CVD margins ranging from 2.53% up to 19.11% against producers and exporters from India and Turkey. As a result of the final determinations, the DOC will "suspend liquidation" and require cash deposits of AD and/or CVD duties for imports of OCTG from those producers and exporters with dumping margins and/or subsidy rates equal to or greater than 2% ad valorem. The ITC is currently expected to make its final determinations of injury in August. If the ITC also makes an affirmative final determination, the DOC will issue AD and CVD orders. While U. S. Steel strongly agrees with the DOC that the imports in question were traded unfairly, and that relief is fully justified under United States law, the outcome of such litigation remains uncertain.

AD and CVD orders are generally subject to "sunset" reviews every five years and U. S. Steel actively participates in such review proceedings. In May 2014, the United States government completed the five-year sunset review of the

AD and CVD orders on welded line pipe from China. The United States government decided to keep the welded line pipe from China AD and CVD orders in place. In January 2014, the United States government completed five-year sunset reviews of: (i) AD orders on hot-rolled steel from China, Taiwan, and Ukraine; and (ii) AD and CVD orders on hot-rolled steel from India, Indonesia and Thailand. In each of those reviews, the United States government decided to keep the orders in place.

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

Total imports of flat-rolled carbon steel products (excluding quarto plates and wide flats) to the 28 countries currently comprising the EU were 14 percent of the EU market in 2013, 13 percent in 2012 and 17 percent in 2011. Increases in future levels of imported steel could reduce market prices and demand levels for steel produced by USSE.

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
USSE conducts business primarily in Europe. Like our domestic operations, USSE is affected by the cyclical nature of demand for steel products and the sensitivity of that demand to worldwide general economic conditions. Sovereign debt issues and the resulting economic uncertainties also adversely affect markets in the EU. USSE is subject to market conditions in those areas, which are influenced by many of the same factors that affect United States markets, as well as matters specific to international markets such as quotas, tariffs and other protectionist measures.
Demand for energy related tubular products depends on several factors, most notably the number of oil and natural gas wells being drilled, completed and re-worked, the depth and drilling conditions of these wells and the drilling techniques utilized. The level of these activities depends primarily on the demand for natural gas and oil and expectations about future prices for these commodities. Demand for our tubular products is also affected by the continuing development of shale oil and gas resources, the level of production by domestic manufacturers, inventories maintained by manufacturers, distributors, end users and by the level of new capacity and imports in the markets U. S. Steel serves.
NEW ACCOUNTING STANDARDS
See Note 2 to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in U. S. Steel’s exposure to market risk from December 31, 2013.

Item 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2014. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION
SUPPLEMENTAL STATISTICS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2014	2013	2014	2013
SEGMENT INCOME (LOSS) FROM OPERATIONS:
Flat-rolled	$30	$(51)	$115	$(64)
U. S. Steel Europe	38	10	70	48
Tubular	47	45	71	109
Total reportable segments	115	4	256	93
Other Businesses	17	43	30	48
Items not allocated to segments:
Postretirement benefit expense	(32)	(54)	(64)	(110)
Loss on assets held for sale	(14)	—	(14)	—
Curtailment gain	19	—	19	—
Litigation reserves	(70)	—	(70)	—
Total income from operations	$35	$(7)	$157	$31
CAPITAL EXPENDITURES
Flat-rolled	$47	$80	$102	$176
U. S. Steel Europe	17	8	35	18
Tubular	31	15	47	23
Other Businesses	1	2	2	4
Total	$96	$105	$186	$221
OPERATING STATISTICS
Average realized price: ($/net ton) (a)
Flat-rolled	$774	$725	$767	$722
U. S. Steel Europe	691	702	700	710
Tubular	1,479	1,510	1,479	1,532
Steel Shipments:(a)(b)
Flat-rolled	3,527	3,728	7,201	7,746
U. S. Steel Europe	1,053	1,062	2,084	2,110
Tubular	449	456	868	884
Raw Steel Production:(b)
Flat-rolled	4,132	4,212	8,623	9,132
U. S. Steel Europe	1,223	1,158	2,364	2,361
Raw Steel Capability Utilization: (c)
Flat-rolled	75%	70%	79%	76%
Flat-rolled U.S. Facilities (d)	73%	87%	77%	89%
U. S. Steel Europe	98%	93%	95%	95%

(a)	Excludes intersegment transfers.

(b)	Thousands of net tons.

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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
GENERAL LITIGATION
In a series of lawsuits filed in federal court in the Northern District of Illinois beginning September 12, 2008, individual direct or indirect buyers of steel products have asserted that eight steel manufacturers, including U. S. Steel, conspired in violation of antitrust laws to restrict the domestic production of raw steel and thereby to fix, raise, maintain or stabilize the price of steel products in the United States.  The cases are filed as class actions and claim damages related to steel product purchases during the time period of April 1, 2005 to December 31, 2007.  A Hearing on class certification was completed in April of 2014. On July 10, 2014, preliminary approval of U. S. Steel's $58 million settlement agreement was granted by the Court. The Court ordered a period for notice, objections and opt-outs until September 10, 2014, with a final approval Hearing set for October 17, 2014.
ENVIRONMENTAL PROCEEDINGS
Gary Works
On March 4, 2010, the EPA notified U. S. Steel that the requirements of the January 26, 1998 Clean Water Act (CWA) consent decree in United States of America v. USX (Northern District of Indiana) had been satisfied. A joint motion to terminate the CWA consent decree was granted by the court on June 25, 2012, thereby terminating the consent decree in its entirety. As of June 30, 2014, project costs have amounted to $61 million. In 1998, U. S. Steel also entered into an additional consent decree with the public trustees, which resolves liability for natural resource damages on the same section of the Grand Calumet River. U. S. Steel was obligated to perform, and has completed the ecological restoration in this section of the Grand Calumet River. U. S. Steel has also released the $1 million payment to the public trustee for ecological monitoring and received letters from the three trustees confirming completion of U. S. Steel's obligations. Although the financial requirements for the Natural Resource Damages Order have concluded, the order will remain open due to legal issues. In total, the accrued liability for the above projects based on the estimated remaining costs was approximately $683,000 at June 30, 2014.
At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal (HWD) sites: D5, along with an adjacent solid waste disposal unit, Terminal Treatment Plant (TTP) Area; T2; and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. The Indiana Department of Environmental Management (IDEM) has approved the closure plans for all three sites. Field work for the HWD-2 & Refuse Area Project is underway. Closure is complete at D5, TTP and T2, with IDEM approval of the closure certification reports on February 1, 2012 (D5), April 3, 2012 (TTP) and November 1, 2012 (T2). As of June 30, 2014, the accrued liability for estimated costs to close these sites is approximately $15 million.
On October 23, 1998, the EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a RCRA Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to the EPA. Through June 30, 2014, U. S. Steel has spent $55.9 million for corrective action studies, Vessel Slip Turning Basin interim measures and other corrective actions.
In the May 2014 submittal of the 2013 Perimeter Groundwater Monitoring Program Annual Report to the EPA, U. S. Steel included its recommendation to continue site-wide perimeter groundwater monitoring during 2014. Further, U. S. Steel continues to conduct additional focused groundwater assessment work previously identified by the Program and approved by the EPA. U. S. Steel has also completed fieldwork associated with a Baseline Ecological Risk Assessment work plan for addressing sediments in the East Breakwater Area and submitted a summary report of the investigative work in the East Breakwater Area to the EPA in January 2014. In addition, U. S. Steel has completed portions of an Interim Stabilization Measure to address certain components of the East Side Groundwater Solid Waste Management Area as required by the Order. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for projects is approximately $33 million as of June 30, 2014, based on the estimated remaining costs.
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
Mon Valley Works

On October 23, 2013, the Allegheny County Health Department (ACHD) issued a notice of violation (NOV) to U. S. Steel regarding emissions from its C Battery quench tower. In the NOV, ACHD alleges that based upon stack testing data, the sulfur compound emissions from the quench tower exceeded those authorized by the corresponding installation permit. In addition, U. S. Steel notified ACHD that it cannot continuously meet the sulfur compound emission limits from the pushing operations at C Battery, and that it cannot certify continuous compliance with permit requirements associated with charging emissions from C Battery. U. S. Steel continues to meet with ACHD to discuss resolution. To enable U. S. Steel to certify continuous compliance with the charging emissions, U. S. Steel has trialed a system to equalize gas pressure between ovens. It is reasonably possible the anticipated installed cost for the new system could potentially be as much as $5 million to $10 million, which will be incurred by the vendor responsible for the design of the C Battery. In addition, after negotiation of the matter, an agreed upon penalty of $300,000 will be incurred.
Midwest Plant
A former disposal area located on the east side of the Midwest Plant was designated a SWMU (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. U. S. Steel submitted a Closure Plan to IDEM recommending consolidation and “in-place” closure of the East Side SWMU. IDEM approved the Closure Plan in January 2010. Implementation of the Closure Plan began during the third quarter of 2010 and fieldwork was completed early in the second quarter of 2011. A full vegetative cover over the project area is in place and the Closure Completion Report was approved by IDEM on November 21, 2011. As of June 30, 2014, $4.4 million has been spent on the project. The remaining cost is estimated to be $162,000 for post construction monitoring work and was recorded as an accrued liability as of June 30, 2014.
Fairless Plant
In January 1992, U. S. Steel commenced negotiations with the EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform an RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. The cost to U. S. Steel to continue to maintain the interim measures, develop a Phase II/III RFI Work Plan and implement certain corrective measures is estimated to be $538,000. It is reasonably possible that additional costs of as much as $25 million to $40 million may be incurred at this site in combination with four other projects. See Note 20 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”
Fairfield Works
A consent decree was signed by U. S. Steel, the EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM) with the approval of the EPA assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. The Phase I RFI for waste disposed of at the Exum Materials Management Area was voluntarily implemented in October 2011 and completed in December 2011 with a final completion report submitted to ADEM in June 2012. A Phase II RFI for the Fairfield Facility property was completed in December 2012 and the completion report was submitted to ADEM in the third quarter of 2013. In total, the accrued liability for remaining work under the Corrective Action Program, including the former Ensley facility, was $261,000 at June 30, 2014, based on estimated remaining costs. It is reasonably possible that additional costs of as much as $25 million to $40 million may be incurred at this site in combination with four other projects. See Note 20 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations
In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (OEPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Area of Contamination was submitted in March 2012. A revised Phase II workplan that addresses additional soil investigations, site wide groundwater and the pipe mill lagoon was submitted to the OEPA in July 2013 and approved in December 2013. Implementation of the Phase II work is underway. As of June 30, 2014, U. S. Steel has spent $833,000 on studies at this site. Costs to complete additional projects are estimated to be $407,000. It is reasonably possible that additional costs of as much as $25 million to $40 million may be incurred at this site in combination with four other projects. See Note 20 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”
Construction and start-up of a seep collection system at the D2 landfill was completed in late 2011. The system was required by OEPA as part of a revised Post-Closure Care Plan for the landfill. Based on subsequent system influent and effluent water quality data, installation of additional seep water treatment equipment was necessary to meet future permit limits. A permit to install was submitted to and approved by the OEPA during the fourth quarter of 2012. The equipment was installed and the expanded system has been operational since December 2013. As of June 30, 2014, project costs have amounted to $1.9 million. No further accruals are expected on this matter.

Great Lakes Works
On February 13, 2007, Michigan Department of Environmental Quality (MDEQ) and U. S. Steel agreed to an Administrative Consent Order that resolves alleged violations of CWA National Pollutant Discharge Elimination System permits at the Great Lakes Works facility. As required by the Consent Order, U. S. Steel has paid a civil penalty of $300,000 and has reimbursed MDEQ $50,000 in costs. The Consent Order identified certain compliance actions to address the alleged violations. U. S. Steel has completed work on most of these compliance actions, and has initiated work on the others. As of June 30, 2014, $1.8 million has been spent on the project, and $161,000 remains accrued for possible additional requirements.

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
On October 10, 2012, the MDEQ issued a violation notice alleging the No. 2 baghouse at the No. 2 BOP exceeded applicable emission limits based upon stack testing conducted earlier in 2012. On October 31, 2012, U. S. Steel responded to the notice indicating that corrective actions at the baghouse have been employed and stack tests conducted after the repairs were made to demonstrate the stack complies with emission limits. Discussions between U. S. Steel and MDEQ are on going pending a resolution of the matter. During negotiations for resolution, MDEQ has made a penalty demand of $111,000 to resolve the alleged failed stack tests at the No. 2 baghouse at the No. 2 BOP and the alleged violations regarding the Selective Catalytic Reduction system on the Continuous Galvanizing Line as discussed below.

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

On March 27, 2014, the No. 2 BOP Shop experienced an incident when air pollution control ductwork unexpectedly collapsed. The incident resulted in structural damage and atypical emissions. On April 14, 2014, MDEQ issued a

Violation Notice that also included a request for additional information. U. S. Steel responded to the notice on May 5, 2014. In addition, on April 14, 2014, the EPA issued a separate Notice of Violation regarding the same incident alleging that U. S. Steel failed to properly operate the BOP furnace and failed to continuously meet roof monitor opacity standards. U. S. Steel continues to discuss resolution of the matter with both MDEQ and the EPA.
Granite City Works
U. S. Steel received two Violations of Notice, dated February 20, 2004 and March 25, 2004, for air violations at the coke batteries, the blast furnace and the steel shop at our Granite City Works facility. All of the issues have been resolved except for an issue relating to air emissions that occurs when coke is pushed out of the ovens, for which a compliance plan has been submitted to the Illinois Environmental Protection Agency (IEPA). On December 18, 2007, U. S. Steel and IEPA entered into a Consent Order, (State of Illinois ex. rel. Lisa Madigan vs. United States Steel Corporation), which resolved the issues raised in the two Violations of Notice. The Consent Order required that U. S. Steel: (1) pay a penalty of $300,000, which U. S. Steel paid on January 10, 2008; (2) demonstrate compliance with Coke Oven Pushing Operations in accordance with the compliance schedule provided in the Order; (3) comply with the basic oxygen furnace (BOF) opacity emissions in accordance with the schedule provided in the Consent Order; and (4) submit to the IEPA a revised permit application with the correct sulfur dioxide emission factors. In February 2011, U. S. Steel demonstrated compliance with the applicable requirements and in March 2011, U. S. Steel certified compliance with the applicable regulations. U. S. Steel continues to negotiate permit modifications to address the blast furnace gas sulfur dioxide emission factor as required by the Consent Order.
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
To comply with the Illinois State Nitrogen Oxide (NOx) Reasonable Available Control Technology rule, U. S. Steel will install Flue Gas Recirculation and Continuous Emission Monitors on Boilers 11 and 12 at Granite City Works with expenditures of approximately $4 million. U. S. Steel evaluated and will install a NOx continuous emissions monitor for the slab reheat furnaces with expenditures of approximately $1 million.
On November 30, 2012, the IEPA issued a Violation of Notice alleging violations of emission standards from the facility’s BOF. In the notice, the IEPA also alleged the facility failed to comply with associated CAA regulations and the facility did not use steam rings at the BOF as required by the facility’s Title V permit. U. S. Steel met with the IEPA on February 6, 2013 and provided a written response to the IEPA on February 27, 2013. U. S. Steel and IEPA continue to discuss resolution of the matter.
On May 28, 2014, a Violation of Notice was received from the IEPA alleging that U. S. Steel violated the IEPA regulations and permit conditions for particulate matter issues at the continuous caster, the coke plant, and the coal pulverizer unit. A written response to IEPA was sent on July 11, 2014 confirming that U. S. Steel is reviewing the matter.
Minnesota Ore Operations
On February 6, 2013, the EPA published a Federal Implementation Plan (FIP) that applies to taconite facilities in Minnesota. The FIP establishes and requires the use of low NOx burners on indurating furnaces as Best Available Retrofit Technology. While U. S. Steel has already installed low NOx burners on two furnaces at Minntac and is currently obligated to install low NOx burners on the three other furnaces at Minntac pursuant to existing agreements and permits, the rule would require the installation of low NOx burners on the one furnace at Keetac for which U. S. Steel did not have an otherwise existing obligation. U. S. Steel estimates the expenditures associated with the installation of low NOx burners of as much as $35 million to $45 million. On June 14, 2013, the Eighth Circuit Court of Appeals stayed the effectiveness of the FIP. EPA also published a final rule denying the approval of the Minnesota SIP, which did not require the installation of low NOx burners and determined the applicable Best Available Retrofit Technology on a case-by-case basis. U. S. Steel and other taconite facilities have petitioned the EPA for reconsideration of the final rule denying the SIP; and have also petitioned the Eighth Circuit for judicial review of the final rule.
On March 2, 2012, U. S. Steel’s Keetac facility received an NOV from the Minnesota Pollution Control Agency (MPCA) for alleged violations of the Minnesota Fugitive Dust Rule. U. S. Steel responded to the notice on March 30, 2012 in which it respectfully contested the allegations provided in the notice. To date, no response from the MPCA has been received nor has any penalty been assessed.

U. S. Steel and the MPCA reached agreement on a Schedule of Compliance (SOC) to reduce air emissions at the Minntac and Keetac facilities and to address alleged water quality issues at the Minntac facility. The SOC incorporates the Keetac Expansion Mercury Agreement associated with the MPCA’s Mercury Total Maximum Daily Load requirements and Minntac’s Title V NOx reduction requirements. A dry control system will be installed at the Minntac facility to reduce PM, PM10, PM2.5, SO2, and mercury emissions. Parts of the SOC became effective on June 9, 2011, while other parts became effective on October 19, 2011. U. S. Steel expects expenditures of approximately $220 million to install dry waste gas controls at Minntac over the next several years.
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
Geneva Works
At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality. As of June 30, 2014, U. S. Steel has spent $18 million to complete remediation on certain areas of the site. Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit. U. S. Steel has an accrued liability of $64 million as of June 30, 2014, for our estimated share of the remaining costs of remediation.
Duluth Works
The former U. S. Steel Duluth Works site was placed on the National Priorities List under CERCLA in 1983 and on the State of Minnesota’s Superfund list in 1984. Liability for environmental remediation at the site is governed by a Response Order by Consent executed with the MPCA in 1985 and a Record of Decision signed by MPCA in 1989. As of June 30, 2014, U. S. Steel has spent $23.5 million to complete remediation on certain areas of the site. Current activity at the site is focused on completing the feasibility study and remedial design of the two St. Louis River Estuary Operable Units (OUs) along with completing a feasibility study on several Upland OUs, as defined by the MPCA in the 2008 5-year review of this site. As of June 30, 2014, the accrued liability for this project totaled approximately $51 million.
Municipal Industrial Disposal Company (MIDC)
MIDC was a licensed disposal facility where U. S. Steel disposed coal tar and other wastes. The site was mismanaged by the operator and subsequently on August 30, 2002, U. S. Steel entered into a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection to address the environmental issues at the site. While U. S. Steel was not the only entity to use the facility, U. S. Steel is the single remaining viable company responsible for the cleanup. An engineered remedy for the three locations at the site requiring remediation was implemented in July 2011 and completed in December 2011. The final completion report was submitted to the agency in December 2012. Five quarters of ground water monitoring were completed in order to submit a base line ground water quality report to the agency in 2014. As of June 30, 2014, U. S. Steel has spent $12 million related to the project. The remaining cost of the project is estimated to be $158,000 and was recorded as an accrued liability as of June 30, 2014.
USS-POSCO Industries (UPI)
At UPI, a joint venture between subsidiaries of U. S. Steel and POSCO, corrective measures have been implemented for the majority of the former SWMUs. Prior to the formation of UPI, U. S. Steel owned and operated the Pittsburg, California facility and retained responsibility for the existing environmental conditions. Seven SWMUs remain at the facility. Based on their constituents, six of these SWMUs have been combined into two groups of three, while one SWMU remains a single entity. Investigation of the single SWMU is complete and an engineered remedy was defined to account for the costs associated with implementing U. S. Steel's preferred remedy. Investigation for the second SWMU group is also complete with recommendations, limited to future monitoring only, currently being discussed with the California Department of Toxic Substances Control (DTSC). Evaluations continue for the remaining SWMU group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the DTSC. As of June 30, 2014, approximately $8 million remains for ongoing environmental studies, investigations and remedy implementation. It is reasonably possible that additional costs of as much as $25 million to $40 million may be incurred at this site in combination with four other projects at various locations. See Note 20 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”
EPA Region V Federal Lawsuit
On August 1, 2012, the EPA, joined by the States of Illinois, Indiana and Michigan, initiated an action in the Northern District of Indiana alleging various air regulatory violations at Gary Works, Granite City Works, and Great Lakes Works. The action also contends that Gary Works failed to obtain the proper pre-construction permit for a routine reline of its Blast Furnace No. 4 in 1990, and that the three facilities failed to meet certain operational, maintenance, opacity, and recordkeeping requirements. Statutory penalties and injunctive relief was requested. U. S. Steel believes that the claims asserted in the action are not justified and are without statutory foundation. The Court has since dismissed all claims related to the Blast Furnace No. 4 reline. Fact discovery on the remaining claims is being conducted in three phases with discovery regarding Granite City Works and Great Lakes Works now completed. U. S. Steel will continue to vigorously defend against these claims. At this time, the potential outcome on all asserted claims is not reasonably estimable.
Other
In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation was essentially completed in 2007 and U. S. Steel and SSB continue to work with KDHE to address the remaining issues. As such, the Consent Order was amended on May 3, 2013, to investigate potential contamination beyond the boundary of the former zinc smelting operation. As of June 30, 2014, an accrual of $966,000 remains available for addressing these outstanding issues.
In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel’s allocated share is approximately 16 percent. The Remedial Action Plan for the site was approved by TCEQ in June 2009. Implementation of remedial measures was initiated in July 2010 and all fieldwork was completed in November 2011. On March 18, 2013, TCEQ approved the Response Action Completion Report. The accrued liability for U. S. Steel’s share to implement the post-closure monitoring program was $324,000 as of June 30, 2014.
In May 2010, MPCA notified Canadian National Railroad Company (CN) of apparent environmental impacts on their property adjacent to the former U. S. Steel Duluth Works. U. S. Steel subsequently obtained information indicating U. S. Steel’s connection to the site as well as reviewed a site investigation report that CN prepared and submitted to MPCA in August 2011. On December 6, 2011, U. S. Steel agreed to purchase the site and to take responsibility for addressing the identified environmental impacts. The property transaction was closed on June 26, 2012. The site was enrolled into the MPCA Voluntary Investigation and Cleanup Program in May 2014. As of June 30, 2014, U. S. Steel has an accrued liability of approximately $2 million.
The Canadian and Ontario governments have identified for remediation a sediment deposit in Hamilton Harbor near USSC's Hamilton Works, commonly referred to as Randle Reef, for which the regulatory agencies estimate expenditures with a cost of approximately C$140 million (approximately $131 million). The national and provincial governments have each allocated C$46 million (approximately $43 million) for this project. Local sources, including industry, have also agreed to provide funding of approximately C$46 million (approximately $43 million) for the project. USSC has committed to contribute approximately 11,000 tons of hot rolled steel and to fund C$2 million (approximately $2 million). The C$2 million (approximately $2 million) was contributed in 2013 and the steel contribution is expected to be made in 2015. As of June 30, 2014, the remaining contribution commitment is reflected on USSC's balance sheet as a current liability of approximately C$8 million (approximately $7 million).
U. S. Steel is identified as a PRP at the former Breslube-Penn operating site, an oil recycling and solvent recovery operation located in Coraopolis, PA. U. S. Steel’s allocated share of the cost among the participating PRPs is approximately 29 percent. A Record of Decision was issued by the EPA in August 2007 and a Consent Decree to perform a Remedial Design/Remedial Action was entered by the court in September 2009. EPA approved the Remedial Design on May 1, 2014, and construction of the remedy began in late May 2014. As of June 30, 2014, U. S. Steel has an accrued liability of approximately $2 million reflecting U. S. Steel’s share of the cost to implement remedial measures at the site.

ASBESTOS LITIGATION
At June 30, 2014, U. S. Steel was a defendant in approximately 730 active cases involving approximately 3,370 plaintiffs. As of December 31, 2013, U. S. Steel was a defendant in approximately 720 active cases involving approximately 3,320 plaintiffs. For the period ended June 30, 2014, settlements and dismissals resulted in the disposition of approximately 90 claims and U. S. Steel paid approximately $3 million in settlements. New filings added approximately 140 claims.
About 2,580, or approximately 76 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Most of the claims filed in recent years involve individual or small groups of claimants.
Historically, these claims against U. S. Steel fall into three major groups: (1) claims made by persons who allegedly were exposed to asbestos at U. S. Steel facilities (referred to as “premises claims”); (2) claims made by industrial workers allegedly exposed to products formerly manufactured by U. S. Steel; and (3) claims made under certain federal and general maritime laws by employees of former operations of U. S. Steel. The ultimate outcome of any claim depends upon a myriad of legal and factual issues, including whether the plaintiff can prove actual disease, if any; actual exposure, if any, to U. S. Steel products; the duration of exposure to asbestos, if any, on U. S. Steel’s premises and the plaintiff’s exposure to other sources of asbestos. In general, the only insurance available to U. S. Steel with respect to asbestos claims is excess casualty insurance, which has multi-million dollar self-insured retentions. To date, U. S. Steel has received payments for a certain minority of claims that qualify for insurance coverage.
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
In every asbestos case in which U. S. Steel is named as a party, the complaints are filed against numerous named defendants and generally do not contain allegations regarding specific monetary damages sought. To the extent that any specific amount of damages is sought, the amount applies to claims against all named defendants and in no case is there any allegation of monetary damages against U. S. Steel. Historically, approximately 89 percent of the cases against U. S. Steel did not specify any damage amount or stated that the damages sought exceeded the amount required to establish jurisdiction of the court in which the case was filed. Jurisdictional amounts generally range from $25,000 to $75,000. U. S. Steel does not consider the amount of damages alleged, if any, in a complaint to be relevant in assessing our potential exposure to asbestos liabilities.
U. S. Steel aggressively pursues grounds for the dismissal of U. S. Steel from pending cases and litigates cases to verdict where we believe litigation is appropriate. U. S. Steel also makes efforts to settle appropriate cases, especially mesothelioma cases, for reasonable, and frequently nominal, amounts.
The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
December 31, 2011	3,090	130	275	3,235	$8
December 31, 2012	3,235	190	285	3,330	$15
December 31, 2013	3,330	250	240	3,320	$11
June 30, 2014	3,320	90	140	3,370	$3

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

Item 1A. RISK FACTORS

The following risk factor has been updated from U. S. Steel's Form 10-K for the year ended December 31, 2013 to reflect cyber attacks experienced by the Company.

Our information technology systems could be negatively affected by cyber security threats.

Increased global information technology security requirements, vulnerabilities, threats and a rise in sophisticated and targeted computer crime pose a risk to the security of our systems, networks and the confidentiality, availability and integrity of our data. Despite our efforts to protect sensitive information and confidential and personal data, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches. This could lead to disclosure, modification or destruction of proprietary and other key information, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. We may face greater risks in this area than our competitors as we implement the ERP system because, among other things, we must simultaneously protect both the ERP and legacy systems until the ERP project is complete.

The Company has experienced cyber security attacks, including breaches of our information technology systems in which information was taken. On May 19, 2014, the U. S. Department of Justice unsealed an indictment against certain individuals in connection with cyber crimes allegedly committed against the Company and other entities. We are cooperating with the U. S. government on this matter and have implemented enhancements and improvements to safeguard our ERP and legacy information systems from future attacks. However, there is no assurance the Company's remediation efforts will be successful in safeguarding information from future attacks, which potentially could increase in frequency and in the level of sophistication associated with attempts to compromise our information systems. Based on information known to date, the Company is currently unable to determine the materiality, if any, of these events.

Item 4.	MINE SAFETY DISCLOSURES
The information concerning mine safety violations and other regulatory matters required by Section 150 of the Dodd-Frank Wall Street Reform Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5.	OTHER INFORMATION

On July 15, 2014, U. S. Steel commenced a consent solicitation directed to the holders of the Company's 2.75% Senior Convertible Notes due 2019 to amend certain covenant provisions to exclude an event of default on indebtedness in excess of $100 million by subsidiaries of U. S. Steel organized in Canada. The consent solicitation expired on July 28, 2014 without receiving the requisite level of consent.

Item 6.	EXHIBITS

10.1
United States Steel Corporation 2005 Stock Incentive Plan, Amended and Restated through April 29, 2014. Incorporated by reference to Appendix A to United States Steel Corporation's Definitive Proxy Statement on Schedule 14A filed on March 14, 2014.

10.2	Administrative Regulations for the 2010 Annual Incentive Compensation Plan. Incorporated by reference to Exhibit 10.1 to United States Steel Corporation's Form 8-K filed on January 31, 2014.

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

UNITED STATES STEEL CORPORATION

By	/s/ Colleen M. Darragh

Colleen M. Darragh
Acting Controller
July 30, 2014
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.