Form 10-Q
period 2014-09-30
UNITED STATES STEEL CORP
filed 2014-10-29
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Yes     No ✓
Common stock outstanding at October 23, 2014 – 145,484,622 shares

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2014	2013	2014	2013
Net sales:
Net sales	$4,285	$3,856	$12,582	$12,292
Net sales to related parties (Note 19)	302	275	853	863
Total	4,587	4,131	13,435	13,155
Operating expenses (income):
Cost of sales (excludes items shown below)	3,848	3,749	11,983	12,105
Selling, general and administrative expenses	125	153	406	449
Depreciation, depletion and amortization	158	173	489	514
Income from investees	(50)	(26)	(103)	(31)
Impairment of goodwill (Note 5)	—	1,783	—	1,783
Restructuring and other charges (Note 20)	236	—	254	—
Loss on deconsolidation of U. S. Steel Canada and other charges (Note 4)	413	—	413	—
Net gain on disposal of assets (Note 21)	(2)	—	(23)	—
Other expense, net	—	1	—	6
Total	4,728	5,833	13,419	14,826
(Loss) income from operations	(141)	(1,702)	16	(1,671)
Interest expense	57	61	178	204
Interest income	(2)	—	(4)	(2)
Other financial costs	5	24	19	55
Net interest and other financial costs (Note 7)	60	85	193	257
Loss before income taxes and noncontrolling interests	(201)	(1,787)	(177)	(1,928)
Income tax provision (benefit) (Note 9)	6	4	(4)	14
Net loss	(207)	(1,791)	(173)	(1,942)
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Net loss attributable to United States Steel Corporation	$(207)	$(1,791)	$(173)	$(1,942)
Earnings per common share (Note 11):
Earnings per share attributable to United States Steel Corporation shareholders:
-Basic	$(1.42)	$(12.38)	$(1.19)	$(13.44)
-Diluted	$(1.42)	$(12.38)	$(1.19)	$(13.44)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
Net loss	$(207)	$(1,791)	$(173)	$(1,942)
Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments	107	31	93	13
Changes in pension and other employee benefit accounts	53	59	175	197
Deconsolidation of U. S. Steel Canada (a)	468	—	468	—
Total other comprehensive income, net of tax	628	90	736	210
Comprehensive income (loss) including noncontrolling interest	421	(1,701)	563	(1,732)
Comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive income (loss) attributable to United States Steel Corporation	$421	$(1,701)	$563	$(1,732)
(a) Consists of $493 million for Pension and other benefit adjustments and $(25) million for currency translation adjustment.

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,257	$604
Receivables, less allowance of $49 and $53	1,876	1,818
Receivables from related parties, less allowance of $117 and $0 (Note 19)	182	157
Inventories (Note 12)	2,199	2,688
Income tax receivable (Note 9)	14	185
Deferred income tax benefits (Note 9)	535	576
Other current assets	38	50
Total current assets	6,101	6,078
Property, plant and equipment	15,058	16,799
Less accumulated depreciation and depletion	10,488	10,877
Total property, plant and equipment, net	4,570	5,922
Investments and long-term receivables, less allowance of $9 and $10	586	621
Long-term receivables from related parties, less allowance of $1,317 and $0	400	—
Intangibles – net (Note 5)	205	271
Deferred income tax benefits (Note 9)	13	16
Other noncurrent assets	133	235
Total assets	$12,008	$13,143
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$1,941	$1,681
Accounts payable to related parties (Note 19)	131	73
Bank checks outstanding	26	—
Payroll and benefits payable	925	974
Accrued taxes	118	140
Accrued interest	73	54
Short-term debt and current maturities of long-term debt (Note 13)	336	323
Total current liabilities	3,550	3,245
Long-term debt, less unamortized discount (Note 14)	3,162	3,616
Employee benefits	554	2,064
Deferred income tax liabilities (Note 9)	411	418
Deferred credits and other noncurrent liabilities	388	424
Total liabilities	8,065	9,767
Contingencies and commitments (Note 21)
Stockholders’ Equity (Note 17):
Common stock (150,925,911 shares issued) (Note 11)	151	151
Treasury stock, at cost (5,455,773 and 6,245,666 shares)	(410)	(480)
Additional paid-in capital	3,623	3,667
Retained earnings	1,594	1,789
Accumulated other comprehensive loss (Note 18)	(1,016)	(1,752)
Total United States Steel Corporation stockholders’ equity	3,942	3,375
Noncontrolling interests	1	1
Total liabilities and stockholders’ equity	$12,008	$13,143
The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2014	2013
Increase (decrease) in cash and cash equivalents
Operating activities:
Net loss	$(173)	$(1,942)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	489	514
Impairment of goodwill (Note 5)	—	1,783
Restructuring and other charges (Note 20)	254	—
Loss on deconsolidation of U. S. Steel Canada and other charges (Note 4)	413	—
Provision for doubtful accounts	4	(2)
Pensions and other postretirement benefits	(266)	(143)
Deferred income taxes	6	3
Net gain on disposal of assets (Note 21)	(23)	—
Currency remeasurement loss	32	8
Distributions received, net of equity investees income	(96)	(20)
Changes in:
Current receivables	(312)	137
Inventories	63	15
Current accounts payable and accrued expenses	586	(34)
Income taxes receivable/payable	167	1
Bank checks outstanding	25	40
All other, net	78	61
Net cash provided by operating activities	1,247	421
Investing activities:
Capital expenditures	(282)	(328)
Acquisition of intangible assets (Note 5)	—	(12)
Disposal of assets	28	—
Change in restricted cash, net	23	39
Investments, net	(3)	(8)
Net cash used in investing activities	(234)	(309)
Financing activities:
Issuance of long-term debt, net of financing costs of $0 and $15	—	575
Repayment of long-term debt	(323)	(542)
Receipts from exercise of stock options	10	—
Dividends paid	(22)	(22)
Net cash (used in) provided by financing activities	(335)	11
Effect of exchange rate changes on cash	(25)	4
Net increase in cash and cash equivalents	653	127
Cash and cash equivalents at beginning of year	604	570
Cash and cash equivalents at end of period	$1,257	$697

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
1.    Basis of Presentation
United States Steel Corporation (U. S. Steel or the Company) produces and sells steel products, including flat-rolled and tubular products, in North America and Central Europe. Operations in North America also include iron ore and coke production facilities, railroad services and real estate operations. Operations in Europe also include coke production facilities.
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
Revision of prior period financial statements - During the second quarter of 2014, the Company identified a prior period error related to the accounting for income taxes associated with the 2013 tax restructuring. The effect of the $27 million adjustment has been recorded in the second quarter of 2014 as a revision to retained earnings and long-term deferred tax liabilities on the Company’s consolidated balance sheet as of December 31, 2013. The effects of the revision to the Company’s 2013 financial statements in the 2014 Form 10-K will result in an additional tax benefit of $27 million to the previously reported income tax benefit in the consolidated statement of operations and a corresponding decrease to long-term deferred tax liabilities and an increase in retained earnings of $27 million to the previously reported amounts in the consolidated balance sheet. The Company concluded that the impact of this error was not material to the prior period.
2.    New Accounting Standards
On August 27, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Currently, there is no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 is effective for all entities for interim and annual periods beginning after December 15, 2016; early application is permitted. U. S. Steel does not expect any financial statement impact relating to the adoption of this ASU.
On May 28, 2014, the FASB and the International Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016; early application is not permitted. U. S. Steel is evaluating the financial statement implications of adopting ASU 2014-09.
On April 10, 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of components of an Entity (ASU 2014-08). ASU 2014-08 amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. The revised guidance will change how entities identify and disclose information about disposal transactions under U.S. GAAP. ASU 2014-08 is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. U. S. Steel is evaluating the financial statement implications of adopting ASU 2014-08.
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
On September 16, 2014, U. S. Steel Canada Inc. (USSC), a wholly owned subsidiary of USS, applied for relief from its creditors pursuant to Canada’s Companies’ Creditors Arrangement Act (CCAA). As a result of USSC filing for protection under the CCAA (CCAA filing), U. S. Steel determined that USSC and its subsidiaries would be deconsolidated from U. S. Steel’s financial statements. We recorded a total non-cash charge of $413 million in the third quarter of 2014 related to the deconsolidation of USSC. See Note 4.
The Flat-rolled segment information subsequent to September 16, 2014 does not include USSC. After the deconsolidation of USSC, transactions between U. S. Steel and USSC are considered related party transactions.
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

The results of segment operations for the three months ended September 30, 2014 and 2013 are:

(In millions) Three Months Ended September 30, 2014	Customer Sales	Intersegment Sales	Net Sales	Income (loss) from investees	Income (loss) from operations
Flat-rolled	$3,125	$319	$3,444	$47	$347
USSE	687	1	688	—	29
Tubular	700	—	700	3	69
Total reportable segments	4,512	320	4,832	50	445
Other Businesses	75	33	108	—	34
Reconciling Items and Eliminations	—	(353)	(353)	—	(620)
Total	$4,587	$—	$4,587	$50	$(141)

Three Months Ended September 30, 2013
Flat-rolled	$2,731	$324	$3,055	$28	$82
USSE	643	1	644	—	(32)
Tubular	731	2	733	(1)	49
Total reportable segments	4,105	327	4,432	27	99
Other Businesses	26	32	58	(1)	14
Reconciling Items and Eliminations	—	(359)	(359)	—	(1,815)
Total	$4,131	$—	$4,131	$26	$(1,702)
The results of segment operations for the nine months ended September 30, 2014 and 2013 are:

(In millions) Nine Months Ended September 30, 2014	Customer Sales	Intersegment Sales	Net Sales	Income (loss) from investees	Income (loss) from operations
Flat-rolled	$9,089	$947	$10,036	$98	$462
USSE	2,203	45	2,248	—	99
Tubular	2,030	2	2,032	8	140
Total reportable segments	13,322	994	14,316	106	701
Other Businesses	113	101	214	(3)	64
Reconciling Items and Eliminations	—	(1,095)	(1,095)	—	(749)
Total	$13,435	$—	$13,435	$103	$16

Nine Months Ended September 30, 2013
Flat-rolled	$8,710	$985	$9,695	$41	$18
USSE	2,204	3	2,207	—	16
Tubular	2,126	4	2,130	(7)	158
Total reportable segments	13,040	992	14,032	34	192
Other Businesses	115	101	216	(3)	62
Reconciling Items and Eliminations	—	(1,093)	(1,093)	—	(1,925)
Total	$13,155	$—	$13,155	$31	$(1,671)

The following is a schedule of reconciling items to income (loss) from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Items not allocated to segments:
Postretirement benefit expense (a)	$(26)	$(55)	$(90)	$(165)
Other items not allocated to segments:
Loss on deconsolidation of U. S. Steel Canada and other charges (Note 4)	(413)	—	(413)	—
Impairment of carbon alloy facilities (Note 20)	(199)	—	(199)	—
Write-off of pre-engineering costs (Note 20)	(37)	—	(37)	—
Gain on sale of real estate assets (b)	55	—	55	—
Litigation reserves (Note 21)	—	—	(70)	—
Loss on assets held for sale (Note 20)	—	—	(14)	—
Curtailment gain (Note 6)	—	—	19	—
Impairment of goodwill (Note 5)	—	(1,783)	—	(1,783)
Supplier contract dispute settlement	—	23	—	23
Total other items not allocated to segments	(594)	(1,760)	(659)	(1,760)
Total reconciling items	$(620)	$(1,815)	$(749)	$(1,925)
(a) Consists of the net periodic benefit cost elements, other than service cost and amortization of prior service cost for active employees, associated with our pension, retiree health care and life insurance benefit plans.
(b) Gain on sale of surface rights and mineral royalty revenue streams in the state of Alabama.

4.    Deconsolidation of U. S. Steel Canada and other charges

Restructuring and Creditor Protection
U. S. Steel Canada Inc. (USSC), an indirect wholly owned subsidiary of U. S. Steel, with unanimous approval from its Board of Directors applied for relief from its creditors pursuant to CCAA on September 16, 2014. The CCAA filing was approved by the Ontario Superior Court of Justice (the Court) on September 16, 2014 and grants USSC creditor protection while it formulates a plan of restructuring. To assist USSC with its plan of restructuring, the Court confirmed the engagement by USSC of a chief restructuring officer, the appointment of a monitor and certain other financial advisors. As of the date of the CCAA filing, any proceedings pending against USSC, or currently underway affecting USSC’s business operations or property, have been stayed pending further order by the Court.
As a result of the CCAA proceedings, U. S. Steel no longer has a controlling financial interest over USSC, as defined under ASC 810, Consolidation, and therefore has deconsolidated USSC’s financial position as of the end of the day on September 15, 2014. This has resulted in a pretax loss on deconsolidation and other charges of $413 million, which includes approximately $20 million of professional fees. The pretax loss on deconsolidation includes the derecognition of the carrying amounts of USSC's assets and liabilities and accumulated other comprehensive loss that were previously consolidated in U. S. Steel's consolidated balance sheet and the impact of recording the retained interest in USSC. Subsequent to the deconsolidation, U. S. Steel will account for USSC using the cost method of accounting, which has been reflected as zero in U. S. Steel’s consolidated balance sheet as of September 30, 2014, due to the negative equity associated with USSC’s underlying financial position.

The following disclosure represents USSC’s assets, liabilities and accumulated other comprehensive loss which have been deconsolidated from U. S. Steel’s consolidated balance sheet as of the end of the day on September 15, 2014. The amounts presented are before the elimination of balances with U. S. Steel, presenting USSC as if on a stand-alone basis.

(Dollars in millions)	September 15, 2014
Assets
Current assets:
Cash and cash equivalents	$80
Receivables	291
Inventories	373
Other current assets	6
Total current assets	750
Property, plant and equipment, net	840
Other noncurrent assets	126
Total assets	$1,716
Liabilities
Current liabilities:
Accounts payable	$435
Other current liabilities	149
Total current liabilities	584
Long-term debt	126
Long-term notes payable	1,733
Employee benefits	948
Other noncurrent liabilities	29
Total liabilities	3,420
Stockholders’ Equity
Additional paid-in capital	2,268
Retained earnings	(3,504)
Accumulated other comprehensive loss	(468)
Total stockholders’ equity	(1,704)
Noncontrolling interests	—
Total liabilities and stockholders’ equity	$1,716
USSC’s results of operations have been removed from U. S. Steel’s consolidated statement of operations beginning September 16, 2014. Because USSC remains a wholly owned subsidiary of U. S. Steel, as of September 30, 2014, and does not meet the requirements of a discontinued operation, USSC’s results of operations continue to be included in our consolidated statement of operations through September 15, 2014. Our consolidated statements of operations include the following amounts for USSC’s results of operations. The amounts presented are before the elimination of transactions with U. S. Steel, presenting USSC as if on a stand-alone basis.

(Dollars in millions)	Period from July 1, 2014 - September 15, 2014	Three months ended September 30, 2013	Period from January 1, 2014 - September 15, 2014	Nine months ended September 30, 2013
Total net sales	$447	$282	$1,508	$960
Total operating expenses	467	1,026	1,587	1,941
Loss from continuing operations	(20)	(744)	(79)	(981)
Net interest and other financial costs	37	39	121	142
Loss before income taxes	(57)	(783)	(200)	(1,123)
Income tax benefit	—	—	—	—
Net loss	$(57)	$(783)	$(200)	$(1,123)

Related Party Transactions
Prior to the deconsolidation, U. S. Steel made loans to USSC for the purpose of funding its operations and had net trade accounts receivable in the ordinary course of business. The loans, the corresponding interest and the net trade accounts receivable were considered intercompany transactions and were eliminated in the consolidated U. S. Steel financial statements. As of the deconsolidation date, the loans, associated interest and net trade accounts receivable are now considered third party transactions and have been recognized in U. S. Steel's consolidated financial statements based upon the recoverability of their carrying amounts and whether or not the amounts are secured or unsecured. U. S. Steel has estimated a recovery rate based upon the fair value of the net assets of USSC available for distribution to its creditors in relation to the secured and unsecured creditor claims in the CCAA filing.
Fair values of the Hamilton Works finishing operations, Hamilton Works coke operations and Lake Erie Works (the USSC Businesses) were used to determine the recoverability of the loans receivable, accrued interest receivable and the net trade accounts receivable using various valuation approaches depending on the type of assets being valued and the highest and best use of those assets. The Hamilton Works finishing operations were valued under a liquidation basis using replacement costs, market comparables, and other recoverability measures as it had negative cash flows on a discounted cash flow basis, while the remainder of the USSC Businesses were valued on a going concern basis.
The going concern fair value for the Hamilton Works coke operations and Lake Erie Works was determined based upon an income approach using a discounted cash flow (DCF) analysis, discounted at an appropriate risk-adjusted rate.
The amount and timing of future cash flows within the DCF analysis and the liquidation basis were based on the following inputs within the fair value framework prescribed by ASC Topic 820, Fair Value Measurements, in the table below.

Level 2 Other Observable Inputs	Level 3 Other Unobservable Inputs
Market Participant Weighted Average Cost of Capital (1)	Recent Operating Budgets
Perpetual Growth Rate (2)	Long Range Strategic Plans
Market Comparables	Estimated Shipments
Replacement Cost	Projected Raw Material Costs
Projected Margins
Recoverability Measures
(1) Ranged from 15.54% - 18.31%
(2) Set at approximately 2%
Actual results may differ from those assumed in U. S. Steel’s forecasts for the USSC Businesses.

The total fair values associated with the underlying net assets of the USSC Businesses were then compared to the estimated outstanding creditor claims, both secured and unsecured, to determine the expected recoverability. This has resulted in a fair value of the retained interest in the intercompany loans, interest receivable and trade accounts receivable of $432 million, net of an allowance for doubtful accounts of $1,448 million, which has been reflected as a component of the loss on deconsolidation of USSC and other charges in the consolidated statement of operations.
For further information regarding USSC’s related party transactions with U. S. Steel subsequent to the date of deconsolidation, see Transactions with Related Parties at Note 19.
Debtor-in Possession Financing
In conjunction with the CCAA filing, U. S. Steel agreed to provide a debtor-in-possession (DIP) credit facility to USSC, that was approved by the Court on October 8, 2014, and provides for borrowings under the facility of a maximum commitment of C$185 million (approximately $165 million). The DIP facility will be primarily used for USSC’s working capital needs as well as to provide support for any guarantees, letters of credit and other forms of credit support related to USSC’s operations and contains certain covenants governing the terms and provisions of the DIP facility.
Borrowings under the DIP facility will bear interest at a rate of 5% annually on outstanding principal balances. Interest on the DIP will be due and payable on the first business day of the month. Upon an occurrence of default, the interest rate will be increased by 2%. USSC will pay U. S. Steel a lending fee of 2% of the maximum commitment which is payable from the initial DIP advance. If the DIP facility is repaid using funds advanced to USSC by a party other than U. S. Steel, prior to USSC emerging from CCAA protection, USSC will pay U. S. Steel an exit fee of approximately 3% of the maximum commitment.
All outstanding amounts owed to U. S. Steel pursuant to the DIP facility will be due and payable by USSC on the earliest of the occurrence of any of the following: (i) December 31, 2015; (ii) the implementation of a plan of reorganization under the CCAA proceeding; (iii) conversion of the CCAA proceeding into a proceeding under the Bankruptcy and Insolvency Act (Canada); (iv) the completion of the sale of all or substantially all of the assets of USSC; or (v) an event of default.
Amounts borrowed by USSC under the DIP facility will have a priority claim over certain other secured and unsecured claims subsequent to USSC emerging from CCAA protection. As of September 30, 2014, there were no amounts drawn under the DIP facility.
5.     Goodwill and Intangible Assets
Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired.
Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate the carrying value may not be recoverable. The evaluation of goodwill impairment involves using either a qualitative or quantitative approach as outlined in ASC Topic 350, Intangibles - Goodwill and Other. U. S. Steel completed its annual goodwill impairment evaluation using the two-step quantitative analysis during the third quarter of 2013. We had two reporting units that included nearly all of our goodwill: our Flat-rolled reporting unit and our Texas Operations reporting unit, which is part of our Tubular operating segment. The results of the second step analysis showed the implied fair value of goodwill was zero for both of our reporting units and therefore, in 2013, U. S. Steel recorded a goodwill impairment charge of $969 million and $837 million for the Flat-rolled reporting unit and the Texas Operations reporting unit, respectively.
As a result of this goodwill impairment charge, there is no goodwill remaining within the Flat-rolled and Tubular segments. Goodwill remaining on our consolidated balance sheet at September 30, 2014 is $4 million within the USSE reporting unit and is included as a component of other noncurrent assets.

Amortizable intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of September 30, 2014			As of December 31, 2013
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships (a)	22 Years	$132	$45	$87	$215	$63	$152
Other	2-20 Years	23	13	10	23	12	11
Total amortizable intangible assets		$155	$58	$97	$238	$75	$163
(a) Amounts associated with USSC totaling $56 million were removed as of the end of the day on September 15, 2014.
The carrying amount of acquired water rights with indefinite lives as of both September 30, 2014 and December 31, 2013 totaled $75 million. The water rights are tested for impairment annually in the third quarter. U. S. Steel performed a qualitative impairment evaluation of its water rights for 2014. The 2014 and prior year tests indicated the water rights were not impaired.
During 2013, U. S. Steel acquired indefinite-lived intangible assets for $12 million and entered into an agreement to make future payments contingent upon certain factors. The aggregate purchase price was $36 million, and U. S. Steel allocated $33 million to indefinite-lived intangible assets, based upon their estimated fair value. The liability for contingent consideration will be reassessed each quarter. The maximum potential liability for contingent consideration is $53 million. As of September 30, 2014, U. S. Steel has recorded a liability of $24 million to reflect the estimated fair value of the contingent consideration. Contingent consideration was valued using a probability weighted discounted cash flow using both Level 2 inputs based on 2013 Standard and Poor’s Bond Guide as well as Level 3, significant other unobservable inputs, based on internal forecasts and the weighted average cost of capital derived from market data.
Identifiable intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. During the third quarter of 2013, U. S. Steel completed a review of its identifiable intangible assets with finite lives and determined that the assets were not impaired. There were no such events or circumstances during the third quarter of 2014 that required a review for impairment.
Amortization expense was $2 million in the three months ended September 30, 2014 and $3 million in the three months ended September 30, 2013 and $8 million in both the nine months ended September 30, 2014 and 2013. The estimated future amortization expense of identifiable intangible assets during the next five years is $2 million for the remaining portion of 2014 and $7 million each year from 2015 to 2018.

6.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost for the three months ended September 30, 2014 and 2013:

	Pension Benefits		Other Benefits
(In millions)	2014	2013	2014	2013
Service cost	$27	$32	$5	$7
Interest cost	103	100	33	35
Expected return on plan assets	(147)	(152)	(37)	(33)
Amortization of prior service cost	6	6	(4)	(3)
Amortization of actuarial net loss	67	92	—	8
Net periodic benefit cost, excluding below	56	78	(3)	14
Multiemployer plans	19	19	—	—
Settlement, termination and curtailment losses	13	3	—	—
Net periodic benefit cost	$88	$100	$(3)	$14
The following table reflects the components of net periodic benefit cost for the nine months ended September 30, 2014 and 2013:

	Pension Benefits		Other Benefits
(In millions)	2014	2013	2014	2013
Service cost	$81	$96	$17	$21
Interest cost	321	303	106	106
Expected return on plan assets	(454)	(459)	(106)	(98)
Amortization of prior service cost	17	18	(11)	(10)
Amortization of actuarial net loss (gain)	208	275	(2)	23
Net periodic benefit cost, excluding below	173	233	4	42
Multiemployer plans	56	55	—	—
Settlement, termination and curtailment losses/(gains)	28	3	(19)	—
Net periodic benefit cost	$257	$291	$(15)	$42
Settlements and Curtailments
Pension settlements have taken place in the non-qualified pension plan related to the retirement of several U. S. Steel executives that occurred throughout 2013. In accordance with Internal Revenue Code requirements, these executives were required to wait six months before receiving their non-qualified pension payments.

A curtailment gain of $19 million was recognized in the nine months ended September 30, 2014 due to a change to the post retirement medical benefits for non-union, pre-Medicare retirees that will take effect after 2017.
Employer Contributions
During the first nine months of 2014, U. S. Steel made $47 million in required cash contributions to the USSC pension plans prior to the deconsolidation of USSC (see Note 4), cash payments of $56 million to the Steelworkers’ Pension Trust and $83 million of pension payments not funded by trusts.
During the first nine months of 2014, cash payments of $180 million were made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $11 million in both the three months ended September 30, 2014 and 2013. Company contributions to defined contribution plans totaled $35 million and $33 million for the nine months ended September 30, 2014 and 2013, respectively.

Pension Funding
In November 2013, U. S. Steel's Board of Directors authorized voluntary contributions to U. S. Steel's trusts for pensions and other benefits of up to $300 million through the end of 2015. U. S. Steel made voluntary contributions to our main U.S. defined benefit plan of $140 million during the first nine months of 2014 and 2013.
7.    Net Interest and Other Financial Costs
Net interest and other financial costs includes interest expense (net of capitalized interest), interest income, financing costs, derivatives gains and losses and foreign currency remeasurement gains and losses. Foreign currency gains and losses are a result of foreign currency denominated assets and liabilities that require remeasurement. During the three months ended September 30, 2014 and 2013, net foreign currency remeasurement gains of less than $1 million and $3 million, respectively, were recorded in other financial costs. During the nine months ended September 30, 2014 and 2013, net foreign currency remeasurement losses of $1 million and $9 million, respectively, were recorded in other financial costs.
For the three and nine months ended September 30, 2013, net interest and other financial costs also included a charge of $22 million related to a guarantee of an unconsolidated equity investment for which payment by U. S. Steel is probable (See Note 21). Also included in the nine months ended September 30, 2013 is a charge of $34 million related to repurchases of approximately $542 million aggregate principal amount of our 4.00% Senior Convertible Notes due May 15, 2014.
See Note 13 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure.

8.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee) under the 2005 Stock Incentive Plan (the Plan), which is more fully described in Note 12 of the United States Steel Corporation 2013 Annual Report on Form 10-K. An aggregate of 21,250,000 shares of U. S. Steel common stock may be issued under the Plan. As of September 30, 2014, 4,930,655 shares were available for future grants.

During the first quarter of 2014, the Committee added return on capital employed (ROCE) as a second performance measure for the 2014 Performance Awards as permitted under the terms of the Plan. Prior to 2014, performance awards were based solely on a total shareholder return (TSR) metric. ROCE awards granted will be measured on a weighted average basis of the Company’s consolidated worldwide income from operations, as adjusted, divided by consolidated worldwide capital employed, as adjusted, over a three year period.

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

	2014 Grants		2013 Grants
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Executive Stock Options	441,960	$9.93	826,340	$8.37
Non-executive Stock Options	1,054,480	$9.93	970,640	$9.70
Restricted Stock Units	724,510	$24.29	1,033,210	$18.58
Performance Awards(c)
TSR	282,770	$22.09	271,960	$21.26
ROCE	262,800	$23.76	—	$—
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted-average for all grants during the year.
(c) The number of performance awards shown represents the target value of the award.
U. S. Steel recognized pretax stock-based compensation cost in the amount of $9 million in both the three month periods ended September 30, 2014 and 2013, and $26 million and $28 million in the first nine months of 2014 and 2013, respectively.

As of September 30, 2014, total future compensation cost related to nonvested stock-based compensation arrangements was $46 million, and the weighted average period over which this cost is expected to be recognized is approximately 1.3 years.

Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The stock options vest ratably over a three-year service period and have a term of ten years.

Black-Scholes Assumptions(a)	2014 Grants	2013 Executive Grants	2013 Non-Executive Grants
Grant date price per share of option award	$24.29	$18.48	$18.64
Exercise price per share of option award	$24.29	$25.00	$18.64
Expected annual dividends per share, at grant date	$0.20	$0.20	$0.20
Expected life in years	5.0	5.0	5.0
Expected volatility	49%	66%	67%
Risk-free interest rate	1.621%	1.315%	1.049%
Grant date fair value per share of unvested option awards as calculated from above	$9.93	$8.37	$9.70
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
9.    Income Taxes
Tax provision
For the nine months ended September 30, 2014 and 2013, we recorded a tax benefit of $4 million on our pretax loss of $177 million and a tax provision of $14 million on our pretax loss of $1.9 billion, respectively. Included in the tax benefit in the first nine months of 2014 is a discrete benefit of $30 million related to the loss on deconsolidation of USSC and other charges as discussed in Note 4, as well as a discrete benefit related to the antitrust settlement discussed in Note 21. The tax provision reflects a benefit for percentage depletion in excess of cost depletion for iron ore that we produce and consume or sell. The tax provision does not reflect any tax benefit for pretax losses in Canada, prior to the deconsolidation on September 16, 2014, which is a jurisdiction where we had recorded a full valuation allowance on deferred tax assets.
The tax benefit for the first nine months of 2014 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2014 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2014 could be materially different from the forecasted amount used to estimate the tax provision for the nine months ended September 30, 2014.
Income tax refunds
During 2014, U. S. Steel has received $176 million representing the majority of its expected federal income tax refund related to the carryback of our 2013 net operating loss to prior years.
Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in ASC Topic 740 on income taxes. The total amount of gross unrecognized tax benefits was $114 million at September 30, 2014 and $127 million at December 31, 2013. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $60 million as of September 30, 2014 and $69 million as of December 31, 2013.
U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the consolidated statement of operations. Any penalties are recognized as part of selling, general and administrative expenses. As of both September 30, 2014 and December 31, 2013, U. S. Steel had accrued liabilities of $7 million for interest related to uncertain tax positions. U. S. Steel currently does not have a liability for tax penalties.
Deferred taxes
As of September 30, 2014, the net domestic deferred tax asset was $95 million compared to $115 million at December 31, 2013. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. We continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.
As of September 30, 2014, the net foreign deferred tax asset was $42 million, net of established valuation allowances of $5 million. At December 31, 2013, the net foreign deferred tax asset was $59 million, net of established valuation allowances of $1,028 million. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro. At December 31, 2013, a full valuation allowance was recorded for the net Canadian deferred tax asset primarily due to cumulative losses in Canada. The Canadian deferred tax asset and the related valuation allowance were deconsolidated from U. S. Steel's balance sheet as of the end of the day on September 15, 2014.

10.    Significant Equity Investments
Summarized unaudited income statement information for our significant equity investments for the nine months ended September 30, 2014 and 2013 is reported below (amounts represent 100% of investee financial information):

(In millions)	2014	2013
Net sales	$1,977	$1,841
Cost of sales	1,505	1,395
Operating income	427	399
Net income	412	382
Net income attributable to significant equity investments	412	382
U. S. Steel’s portion of the equity in net income of the significant equity investments above was $89 million and $50 million for the nine months ended September 30, 2014 and 2013, respectively, which is included in the income from investees line on the consolidated statement of operations.
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

The computations for basic and diluted earnings per common share from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2014	2013	2014	2013
Net loss attributable to United States Steel Corporation shareholders	$(207)	$(1,791)	$(173)	$(1,942)
Plus income effect of assumed conversion-interest on convertible notes	—	—	—	—
Net loss after assumed conversion	$(207)	$(1,791)	$(173)	$(1,942)
Weighted-average shares outstanding (in thousands):
Basic	145,348	144,727	144,999	144,523
Effect of convertible notes	—	—	—	—
Effect of stock options, restricted stock units and performance awards	—	—	—	—
Adjusted weighted-average shares outstanding, diluted	145,348	144,727	144,999	144,523
Basic earnings per common share	$(1.42)	$(12.38)	$(1.19)	$(13.44)
Diluted earnings per common share	$(1.42)	$(12.38)	$(1.19)	$(13.44)
The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Securities granted under the 2005 Stock Incentive Plan	8,865	7,621	8,865	7,621
Securities convertible under the Senior Convertible Notes (a)	3,477	10,058	6,523	15,351
Total	12,342	17,679	15,388	22,972
(a) On March 27, 2013, we repurchased approximately $542 million aggregate principal amount of our 2014 Senior Convertible Notes. If the repurchases had occurred on January 1, 2013, the antidilutive securities would be 10,058 for the nine months ended September 30, 2013. Additionally, on May 15, 2014, we redeemed the remaining amount due under the 2014 Senior Convertible Notes. If the redemption had occurred on January 1, 2014, the antidilutive securities would be zero for the nine months ended September 30, 2014.
Dividends Paid Per Share
The dividend for each of the first three quarters of 2014 and 2013 was five cents per common share.
12.    Inventories
Inventories are carried at the lower of cost or market. The first-in, first-out method is the predominant method of inventory costing in Europe. The last-in, first-out (LIFO) method is the predominant method of inventory costing in the United States. At September 30, 2014 and December 31, 2013, the LIFO method accounted for 74 percent and 59 percent of total inventory values, respectively.

(In millions)	September 30, 2014	December 31, 2013
Raw materials	$608	$1,011
Semi-finished products	994	1,023
Finished products	518	558
Supplies and sundry items	79	96
Total	$2,199	$2,688
Current acquisition costs were estimated to exceed the above inventory values by $1.0 billion at both September 30, 2014 and December 31, 2013. As a result of the liquidation of LIFO inventories, cost of sales decreased and income from operations increased by $8 million in the three months ended September 30, 2014 and by $1 million in the nine months ended September 30, 2014. Cost of sales increased and income from operations decreased by $3 million in both the three and nine months ended September 30, 2013 as a result of the liquidation of LIFO inventories.
Inventory includes $69 million and $81 million of property held for residential or commercial development as of September 30, 2014 and December 31, 2013, respectively.
13.    Derivative Instruments
U. S. Steel is exposed to foreign currency exchange rate risks as a result of our European operations and our Canadian operations (prior to the deconsolidation of USSC). USSE’s revenues are primarily in euros and costs are primarily in U.S. dollars and euros. USSC’s revenues and costs were denominated in both Canadian and U.S. dollars. In addition, foreign cash requirements have been, and in the future may be, funded by intercompany loans, creating intercompany monetary assets and liabilities in currencies other than the functional currency of the entities involved, which can affect income when remeasured at the end of each period.
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
As of September 30, 2014, U. S. Steel held euro forward sales contracts with a total notional value of approximately $409 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.
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

The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel’s consolidated financial statements as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013:

		Fair Value	Fair Value
(In millions)	Balance Sheet Location	September 30, 2014	December 31, 2013
Foreign exchange forward contracts	Accounts receivable	$28	$—
Foreign exchange forward contracts	Accounts payable	$—	$11

	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
(In millions)		Three Months Ended September 30, 2014	Nine months ended September 30, 2014
Foreign exchange forward contracts	Other financial costs	$33	$36

	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
(In millions)		Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Foreign exchange forward contracts	Other financial costs	$(11)	$(7)
In accordance with the guidance found in ASC Topic 820 on fair value measurements and disclosures, the fair value of our euro forward sales contracts was determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used are from market sources that aggregate data based upon market transactions.

14.    Debt

(In millions)	Interest Rates %	Maturity	September 30, 2014	December 31, 2013
2037 Senior Notes	6.65	2037	$350	$350
2022 Senior Notes	7.50	2022	400	400
2021 Senior Notes	6.875	2021	275	275
2020 Senior Notes	7.375	2020	600	600
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2019 Senior Convertible Notes	2.75	2019	316	316
2014 Senior Convertible Notes	4.00	2014	—	322
USSC Province Note (C$150 million) (a)	1.00	2015	—	141
Environmental Revenue Bonds	5.38 - 6.88	2015 - 2042	549	549
Recovery Zone Facility Bonds	6.75	2040	70	70
Fairfield Caster Lease		2022	34	35
Other capital leases and all other obligations		2020	—	—
Amended Credit Agreement	Variable	2016	—	—
USSK Revolver	Variable	2016	—	—
USSK credit facilities	Variable	2015 - 2016	—	—
Total Debt			3,544	4,008
Less Province Note fair value adjustment (a)			—	15
Less unamortized discount			46	54
Less short-term debt and long-term debt due within one year			336	323
Long-term debt			$3,162	$3,616
(a) As a result of USSC's CCAA filing, the USSC Province Note has been deconsolidated from U. S. Steel's consolidated balance sheet as of September 15, 2014. See Note 4 for additional details.
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
2019 Senior Convertible Notes Reclassification
The CCAA filing on September 16, 2014 is an event of default under the terms of the Province Note loan agreement between USSC and the Province of Ontario. The failure of USSC to pay the Province Note would constitute an event of default under the indenture for the 2019 Senior Convertible Notes (2019 Notes) that enables the holders of the 2019 Notes to declare them immediately due and payable. It is U. S. Steel’s intent to settle the 2019 Notes in cash if the holders exercise their options to call the notes. In addition to the CCAA filing, the 2019 Notes have met certain conversion options based on the Company's stock price, which made the 2019 Notes eligible for immediate conversion by the holders at September 30, 2014. As a result of these events, the 2019 Notes have been reclassified from long-term to short-term in our consolidated balance sheet as of September 30, 2014.
Amended Credit Agreement
As of September 30, 2014, there were no amounts drawn on the Amended Credit Agreement and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10% of the total aggregate commitments and $87.5 million. Since availability was greater than $87.5 million, compliance with the fixed charge coverage ratio covenant was not applicable.

On July 23, 2014, the Company amended its Amended Credit Agreement to designate USSC and each subsidiary of USSC formed under the laws of Canada or any province thereof as an excluded subsidiary and to waive any event of default that may occur as a result of the 2019 Notes being accelerated or caused to be accelerated as a result of specified actions of USSC.
Receivables Purchase Agreement
As of September 30, 2014, U. S. Steel has a Receivables Purchase Agreement (RPA) under which trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned, bankruptcy-remote, special purpose entity used only for the securitization program. As U. S. Steel accesses this facility, USSR sells senior undivided interests in the receivables to a third-party and a third-party commercial paper conduit, while maintaining a subordinated undivided interest in a portion of the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates.
At both September 30, 2014 and December 31, 2013, eligible accounts receivable supported $625 million of availability under the RPA and there were no receivables sold to third-party conduits under this facility. The subordinated retained interest was $625 million at both September 30, 2014 and December 31, 2013. Availability under the RPA was $575 million at September 30, 2014, and $572 million at December 31, 2013, due to letters of credit outstanding of $50 million and $53 million, respectively.
USSR pays the third parties a discount based on the third-parties’ borrowing costs plus incremental fees. We paid approximately $1 million for each of the three months ended September 30, 2014 and 2013, and approximately $3 million for each of the nine months ended September 30, 2014 and 2013, relating to fees on the RPA. These costs are included in other financial costs in the consolidated statement of operations.
Generally, the facility provides that as payments are collected from the sold accounts receivables, USSR may elect to have the third-parties reinvest the proceeds in new eligible accounts receivable. As there was no activity under this facility during the nine months ended September 30, 2014 and 2013, there were no collections reinvested.
The eligible accounts receivable and receivables sold to third party conduits are summarized below:

(In millions)	September 30, 2014	December 31, 2013
Balance of accounts receivable-net, eligible for sale to third-parties	$1,166	$988
Accounts receivable sold to third-parties	—	—
Balance included in Receivables on the balance sheet of U. S. Steel	$1,166	$988
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
On July 23, 2014, the RPA was amended to (a) modify a termination event so that if USSC and any of its subsidiaries organized in Canada failed to pay any principal of or premium or interest on any of its debt that is outstanding in a principal amount of at least $100 million, and (b) waive any termination event occurring as a result of the acceleration by the holders of the Company's 2019 Notes due to the acceleration of any debt of USSC or any of its subsidiaries but only if the notes are promptly paid in full.
U. S. Steel Košice (USSK) credit facilities
At September 30, 2014, USSK had no borrowings under its €200 million (approximately $252 million) unsecured revolving credit facility (the Credit Agreement). The Credit Agreement contains certain USSK financial covenants (as further defined in the Credit Agreement), including maximum Leverage, maximum Net Debt to Tangible Net

Worth, and minimum Interest Cover ratios. The covenants are measured semi-annually for the period covering the last twelve calendar months. USSK may not draw on the Credit Agreement if it does not comply with any of the financial covenants until the next measurement date. The Credit Agreement expires in July 2016.
At September 30, 2014, USSK had no borrowings under its €20 million and €10 million unsecured credit facilities (collectively approximately $38 million) and the availability was approximately $37 million due to approximately $1 million of customs and other guarantees outstanding.
Change in control event
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,891 million as of September 30, 2014 (including the Senior Notes and Senior Convertible Notes) may be declared immediately due and payable; (b) the Amended Credit Agreement, the RPA and USSK’s €200 million revolving credit agreement may be terminated and any amounts outstanding declared immediately due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield Works slab caster for $37 million or provide a letter of credit to secure the remaining obligation.

15.    Asset Retirement Obligations
U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs:

(In millions)	September 30, 2014	December 31, 2013
Balance at beginning of year	$59	$33
Additional obligations incurred	—	28
Obligations settled(a)	(18)	(7)
Foreign currency translation effects	(1)	—
Accretion expense	3	5
Balance at end of period	$43	$59
(a) Includes $16 million as a result of the deconsolidation of USSC as of the end of the day on September 15, 2014. See Note 4 for additional details.
Certain AROs related to disposal costs of the majority of fixed assets at our integrated steel facilities have not been recorded because they have an indeterminate settlement date. These AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.
16.    Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, current accounts and notes receivable, accounts payable, bank checks outstanding, accrued interest and certain equity method investee guarantees included in the consolidated balance sheet approximate fair value due to their short-term nature. See Note 13 for disclosure of U. S. Steel’s derivative instruments, which are accounted for at fair value on a recurring basis. Additionally, see Note 4 for disclosure of short-term and long-term receivables from related parties which are accounted for at fair value.

The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Investments and long-term receivables (a)	$45	$45	$63	$63
Financial liabilities:
Debt (b)	$3,957	$3,464	$4,198	$3,904
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
Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees see Note 21.

17.    Statement of Changes in Stockholders’ Equity

The following table reflects the first nine months of 2014 and 2013 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Nine Months Ended September 30, 2014 (In millions)	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,376		$1,789	$(1,752)	$151	$(480)	$3,667	$1
Comprehensive income:
Net loss	(173)	(173)	(173)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	175	175		175
Currency translation adjustment	93	93		93
Deconsolidation of U. S. Steel Canada (a)	468	468		468
Employee stock plans	26					70	(44)
Dividends paid on common stock	(22)		(22)
Balance at September 30, 2014	$3,943	$563	$1,594	$(1,016)	$151	$(410)	$3,623	$1
(a) Consists of $493 million for Pension and other benefit adjustments and $(25) million for currency translation adjustment.

Nine Months Ended September 30, 2013 (In millions)	Total	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,478		$3,463	$(3,268)	$151	$(521)	$3,652	$1
Comprehensive income:
Net loss	(1,942)	(1,942)	(1,942)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	197	197		197
Currency translation adjustment	13	13		13
Issuance of conversion option in 2019 Senior Convertible Notes, net of tax	31						31
Employee stock plans	22					40	(18)
Dividends paid on common stock	(22)		(22)
Other	(2)		(2)
Balance at September 30, 2013	$1,775	$(1,732)	$1,497	$(3,058)	$151	$(481)	$3,665	$1

18.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions) (a)	Pension and Other Benefit Items		Foreign Currency Items		Total
Balance at December 31, 2013	$(2,127)		$375		$(1,752)
Other comprehensive income (loss) before reclassifications	34		(69)		(35)
Amounts reclassified from AOCI	141	(b)	162	(c)	303
Deconsolidation of U. S. Steel Canada (c)	493		(25)		468
Net current-period other comprehensive income	668		68		736
Balance at September 30, 2014	$(1,459)		$443		$(1,016)
(a)All amounts are net of tax. Amounts in parentheses indicate debits.
(b)See table below for further details.
(c)Included in Loss on deconsolidation of U. S. Steel Canada and other charges on the Consolidated Statement of Operations.

	Amount reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI components (in millions) (a)	2014	2013	2014	2013
Amortization of pension and other benefit items
Prior service costs (b)	$(2)	$(3)	$(6)	$(8)
Actuarial gains/(losses) (b)	(67)	(100)	(206)	(298)
Settlement, termination and curtailment gains (b)	(13)	—	(9)	—
Total before tax	(82)	(103)	(221)	(306)
Tax benefit	25	29	80	96
Net of tax	$(57)	$(74)	$(141)	$(210)
(a)Amounts in parentheses indicate debits to income/loss.
(b)These AOCI components are included in the computation of net periodic benefit cost (see Note 6 for additional details).
19.    Transactions with Related Parties
Net sales to related parties and receivables from related parties primarily reflect sales of steel products to equity investees and USSC after the CCAA filing on September 16, 2014. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $302 million and $275 million for the three months ended September 30, 2014 and 2013, respectively and $853 million and $863 million for the nine months ended September 30, 2014 and 2013, respectively.
Purchases from related parties for outside processing services provided by equity investees and USSC after the CCAA filing on September 16, 2014 amounted to $30 million and $18 million for the three months ended September 30, 2014 and 2013, respectively and $60 million and $53 million for the nine months ended September 30, 2014 and 2013, respectively. Purchases of iron ore pellets from related parties amounted to $76 million and $63 million for the three months ended September 30, 2014 and 2013, respectively and $191 million and $180 million for the nine months ended September 30, 2014 and 2013, respectively.
Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $105 million and $70 million at September 30, 2014 and December 31, 2013, respectively for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties, including USSC after the CCAA filing on September 16, 2014, totaled $26 million and $3 million at September 30, 2014 and December 31, 2013, respectively.

20. Restructuring and Other Charges

During the three months ended September 30, 2014, the Company recorded charges of $199 million and $37 million, which were reported in restructuring and other charges in the consolidated statement of operations, related to the impairment of carbon alloy facilities and the write-off of pre-engineering costs from the Keetac expansion, respectively, within our Flat-rolled segment. The Company also recorded severance related charges of $1 million during the three months ended September 30, 2014, which were reported in restructuring and other charges in the consolidated statement of operations, for additional headcount reductions related to our USSK operations. Cash payments were made related to severance and exit costs of $3 million. Favorable adjustments for changes in estimates on and the removal of restructuring reserves as a result of the deconsolidation of USSC were made for $6 million. There were no such items for the three months ended September 30, 2013.
During the nine months ended September 30, 2014, the Company recorded severance related charges of $15 million, which were reported in restructuring and other charges in the consolidated statement of operations, for additional headcount reductions related to our Canadian operations, within our Flat-rolled segment; certain of our Tubular operations in Bellville, Texas and McKeesport, Pennsylvania, within our Tubular segment; and our USSK operations as well as headcount reductions principally at the Company’s corporate headquarters in conjunction with the Carnegie Way transformation efforts. The Company also recorded charges of $199 million and $37 million, related to the impairment of carbon alloy facilities and the write-off of pre-engineering costs from the Keetac expansion, respectively, within our Flat-rolled segment. Additionally, an asset impairment charge of $14 million was taken for certain of the Company's non-strategic assets that were designated as held for sale. Cash payments were made related to severance and exit costs of $8 million. Favorable adjustments for changes in estimates on and the removal of restructuring reserves as a result of the deconsolidation of USSC were made for $16 million. There were no such items for the nine months ended September 30, 2013.
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
The activity in the accrued balances incurred in relation to restructuring and other cost reduction programs during the nine months ended September 30, 2014 were as follows:

	Severance		Exit	Asset
(in millions)	Accrual		Costs	Impairments

Balance at December 31, 2013	$16		$6	$—

Additional charges	15		—	250
Cash payments/utilization	(8)		(5)	(250)
Other adjustments and re-classes	(16)	(a)	(1)	—

Balance at September 30, 2014	$7		$—	$—
(a) Includes an adjustment to remove restructuring reserves of $4 million as a result of the deconsolidation of USSC on September 15, 2014.

Accrued liabilities for restructuring and other cost reduction programs are included in the following balance sheet lines:

(in millions)	September 30, 2014	December 31, 2013
Accounts payable	$—	$6
Payroll and benefits payable	6	8
Employee benefits	1	8
Total	$7	$22

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
Asbestos matters – As of September 30, 2014, U. S. Steel was a defendant in approximately 830 active cases involving approximately 3,460 plaintiffs. Many of these cases involve multiple defendants (typically from fifty to more than one hundred). About 2,630, or approximately 76 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the nine months ended September 30, 2014, U. S. Steel paid approximately $5 million in settlements. These settlements and other dispositions resolved approximately 110 claims. New case filings in the first nine months of 2014 added approximately 250 claims. At December 31, 2013, U. S. Steel was a defendant in approximately 720 active cases involving approximately 3,320 plaintiffs. During 2013, U. S. Steel paid approximately $11 million in settlements. These settlements and other dispositions resolved approximately 250 claims. New case filings in the year ended December 31, 2013 added approximately 240 claims. Most claims filed in 2014 and 2013 involved individual or small groups of claimants as many jurisdictions no longer permit the filing of mass complaints.
Historically, these claims against U. S. Steel fall into three major groups: (1) claims made by persons who allegedly were exposed to asbestos at U. S. Steel facilities (referred to as “premises claims”); (2) claims made by industrial workers allegedly exposed to products manufactured by U. S. Steel; and (3) claims made under certain federal and general maritime laws by employees of former operations of U. S. Steel. In general, the only insurance available to U. S. Steel with respect to asbestos claims is excess casualty insurance, which has multi-million dollar retentions. To date, U. S. Steel has received payments for a certain minority of asbestos claims.
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
U. S. Steel is unable to estimate the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, management believes that the ultimate resolution of these matters will not have a material adverse effect on U. S. Steel’s financial condition, although the resolution of such matters could significantly impact results of operations for a particular quarter. Among the factors considered in reaching this conclusion are: (1) it has been many years since U. S. Steel employed maritime workers or manufactured or sold asbestos containing products, (2) most asbestos containing material was removed or remediated at U. S. Steel facilities many years ago, and (3) U. S. Steel’s history of trial outcomes, settlements and dismissals.
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

(In millions)	Nine Months Ended September 30, 2014
Beginning of period	$233
Accruals for environmental remediation deemed probable and reasonably estimable	4
Obligations settled (a)	(19)
End of period	$218
(a) Includes approximately $2 million as a result of the deconsolidation of USSC on September 15, 2014. See Note 4 for details.
Accrued liabilities for remediation activities are included in the following consolidated balance sheet lines:

(In millions)	September 30, 2014	December 31, 2013
Accounts payable	$17	$17
Deferred credits and other noncurrent liabilities	201	216
Total	$218	$233
Expenses related to remediation are recorded in cost of sales and totaled $1 million for each of the three month periods ended September 30, 2014 and 2013; and $4 million and $5 million for the nine month periods ended September 30, 2014, and September 30, 2013, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 10 to 25 percent.
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

Projects with Ongoing Study and Scope Development – There are five environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are four Resource Conservation and Recovery Act (RCRA) programs (at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI) and the Fairless Plant) and a voluntary remediation program at the former steelmaking plant at Joliet, Illinois. As of September 30, 2014, accrued liabilities for these projects totaled $2 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $25 million to $40 million.
Significant Projects with Defined Scope – As of September 30, 2014, there are four significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $165 million. These projects are: Gary RCRA currently accrued at $43 million, the former Geneva facility currently accrued at $64 million, the former Duluth facility St. Louis River Estuary currently accrued at $51 million, and the Solid Waste Management Unit (SWMU) #4 at UPI currently accrued at $7 million.
Other Projects – There are four other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at September 30, 2014 was $9 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.
The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at September 30, 2014 was $8 million. We do not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $28 million at September 30, 2014 and were based on known scopes of work.
Administrative and Legal Costs – As of September 30, 2014, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and have not changed significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 2014 and 2013, such capital expenditures totaled $50 million and $36 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
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
The European Commission (EC) has created an Emissions Trading System (ETS) and starting in 2013, the ETS began to employ centralized allocation, rather than national allocation plans, that are more stringent than the previous requirements. The ETS also includes a cap designed to achieve an overall reduction of GHGs for the ETS sectors of 21% in 2020 compared to 2005 emissions and auctioning as the basic principle for allocating emissions allowances, with some transitional free allocation provided on the basis of benchmarks for manufacturing industries under risk of transferring their production to other countries with lesser constraints on greenhouse gas emissions, or what is more commonly referred to as carbon leakage. Manufacturing of sinter, coke oven products, basic iron and steel, ferro-alloys and cast iron tubes have all been recognized as exposing companies to a significant risk of carbon leakage, but the ETS is still expected to lead to additional costs for steel companies in Europe. The EU has imposed limitations under the ETS for the 2013-2020 period (Phase III) that are more stringent than those in the 2008-2012 period (NAP II), reducing the number of free allowances granted to companies to cover their CO2 emissions.
In September of 2013, the EC issued EU wide legislation further reducing the expected free allocation for Phase III by an average of approximately 12% for the Phase III period. USSK's final allocation for the Phase III period that was approved by the EC in January 2014 is approximately 48 million allowances. Based on 2013 emission intensity levels and projected future production levels and as a result of carryover allowances from the NAP II period, we do not currently anticipate the need to purchase credits until 2019, and we currently estimate a shortfall of 14 million allowances for the Phase III period. However, due to a number of variable factors such as the future market value of allowances, future production levels and future emission intensity levels, we cannot reliably estimate the full cost of complying with the ETS regulations at this time.
U. S. Steel entered into transactions to sell and swap a portion of our emission allowances and recognized gains related to these transactions which are reflected in the net gain on disposal of assets line in the consolidated statements of operations. U. S. Steel recognized gains of $17 million during the nine months ended September 30, 2014. There were no such similar transactions for the nine months ended September 30, 2013.
On May 13, 2010, the EPA published its final Greenhouse Gas Tailoring Rule establishing a mechanism for regulating GHG emissions from facilities through the CAA’s Prevention of Significant Deterioration (PSD) permitting process. U. S. Steel reported its emissions under these rules in accordance with the regulation and its deadlines. Since 2011, new projects that increase GHG emissions by more than 75,000 tons per year have new PSD requirements based on best available control technology (BACT), but only if the project also significantly increases emissions of at least one non-GHG pollutant. Only existing sources with Title V permits or new sources obtaining Title V permits for non-GHG pollutants will also be required to address GHG emissions. As of July 1, 2011, new sources not already subject to Title V requirements that emit over 100,000 tons per year, or modifications to existing permits that increase GHG emissions by more than 75,000 tons per year, are subject to PSD and Title V requirements. On November 17, 2010 the EPA issued its “PSD and Title V Permitting Guidance for Greenhouse Gases” and “Available and Emerging Technologies for Reducing Greenhouse Gas Emissions from the Iron and Steel Industry.” With this guidance, the EPA intends to help state and local air permitting authorities identify GHG reductions under the CAA. Additionally, the EPA revised the National Ambient Air Quality Standards (NAAQS) for nitrogen oxide, sulfur dioxide and lead in 2010 and is in the process of revising the NAAQS for 2.5 micron particulate matter, ozone and sulfur dioxides.
It is not possible to estimate the timing or impact of these or other future government action on U. S. Steel, although it could be significant. Such impacts may include substantial capital expenditures, costs for emission allowances, restriction of production, and higher prices for coking coal, natural gas and electricity generated by carbon based systems.
European Union (EU) Environmental Requirements – Slovakia is currently considering a law implementing an EU Waste Framework Directive that would more strictly regulate waste disposal and increase fees for waste disposed of in landfills including privately owned landfills. The intent of the waste directive is to encourage recycling, but because Slovakia has not adopted implementing legislation we cannot estimate the full financial impact of this prospective legislation at this time.
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
We are currently investigating the possibility of obtaining EU grants to fund a portion of these capital expenditures. The EU has various programs under which funds are allocated to member states to implement broad public policies. These are being implemented in two campaigns, Operational Program 1 which covered the years 2007-2013 (OP1) and Operational Program 2 which will cover the years 2014-2020 (OP2). Each member state legislates its own framework for implementing the operational programs and administers its allocation of funds under the operational programs by offering these funds to government units and private entities for qualifying projects. USSK submitted two BAT projects under the last call of OP1. Both projects were approved for funding by the Ministry of Environment of the Slovak Republic in May 2014 in an amount not to exceed approximately €9 million (approximately $11 million). The actual amount of the grant funding received will be based on 35% of the identified eligible costs as defined in OP1 actually incurred on the projects.
We plan to submit several additional BAT projects for EU grants as well. However, all future projects will be submitted under calls governed by OP2. The specific legislation governing OP2 has not yet been finalized by the Slovak Republic, so we are not able to accurately estimate at this time the amount of additional grant funding that we may receive, if any.
Due to other EU legislation, we will be required to make changes to the boilers at our steam and power generation plant in order to comply with stricter air emission limits for large combustion plants. In January of 2014, the operation of USSK's boilers was approved by the EC as part of Slovakia's Transitional National Plan (TNP) for bringing all boilers in Slovakia into compliance by no later than 2020. The TNP establishes parameters for determining the date by which specific boilers are required to reach compliance with the new air standards, which has been determined to be October 2017 for our boilers. This gives us the flexibility of delaying the completion of the project to upgrade our boilers to no later than that date, although we may choose to accelerate the implementation of this project in order to qualify for supplementary support payments as part of Slovakia’s renewable energy program. This project will result in a reduction in electricity, operating, maintenance and waste disposal costs once completed. The current projected cost to reconstruct one existing boiler and build one new boiler to achieve compliance is broadly estimated at $170 million.
Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses, and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have related to the condition of the property, the approved use, certain representations and warranties, matters of title and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for non-compliance with past, current and future environmental laws related to existing conditions, and there can be questions as to the applicability of more general indemnification provisions to environmental matters. Most recent indemnifications and cost sharing agreements are of a limited nature only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners of property formerly owned by U. S. Steel may have common law claims and contribution rights against U. S. Steel for environmental matters. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $218 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $29 million at September 30, 2014, which includes a $24 million current liability related to a guarantee of debt of an unconsolidated equity investment for which payment by U. S. Steel is probable. The $24 million is the maximum amount U. S. Steel would be obligated to pay as the guarantor and represents the fair value of the obligation at September 30, 2014. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.
Antitrust Class Actions – In a series of lawsuits filed in federal court in the Northern District of Illinois beginning September 12, 2008, individual direct or indirect buyers of steel products have asserted that eight steel manufacturers, including U. S. Steel, conspired in violation of antitrust laws to restrict the domestic production of raw steel and thereby to fix, raise, maintain or stabilize the price of steel products in the United States. The cases are filed as class actions and claim damages related to steel product purchases during the time period of April 1, 2005, to December 31, 2007. A Hearing on class certification was completed in April of 2014. On July 10, 2014, preliminary approval of U. S. Steel's $58 million settlement agreement was granted by the Court. By Order dated October 21, 2014, the Court entered final approval of the settlement agreement.
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
Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $13 million at September 30, 2014). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $165 million as of September 30, 2014, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by our RPA. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $57 million at September 30, 2014, of which less than $1 million was classified as current, and $81 million at December 31, 2013, of which less than $1 million was classified as current. Restricted cash at September 30, 2014 also includes $20 million to fund certain capital projects at Gary Works, our Clairton Plant and Granite City Works. The proceeds become unrestricted as capital expenditures for these projects are made.
Capital Commitments – At September 30, 2014, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $218 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2014	2015	2016	2017	2018	Later Years	Total
$336	$898	$667	$572	$326	$1,279	$4,078
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, energy and utility services with terms ranging from two to 14 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply 90 percent to 105 percent of the expected annual capacity of the heat recovery coke plant at our Granite City Works, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of September 30, 2014, a maximum default payment of approximately $239 million would apply if U. S. Steel terminates the agreement.

Total payments relating to unconditional purchase obligations were $119 million and $115 million for the three months ended September 30, 2014 and 2013, respectively and $389 million and $410 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.

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
RESULTS OF OPERATIONS

On September 16, 2014, U. S. Steel Canada Inc. (USSC), a wholly owned subsidiary of USS, applied for relief from its creditors pursuant to Canada’s Companies’ Creditors Arrangement Act (CCAA). As a result of USSC filing for protection under the CCAA (CCAA filing), U. S. Steel determined that USSC and its subsidiaries would be deconsolidated from U. S. Steel’s financial statements on a prospective basis effective as of the date of the filing. We recorded a total non-cash charge of $413 million in the third quarter of 2014 related to the deconsolidation of USSC and other charges.

The Flat-rolled segment information subsequent to September 16, 2014 does not include USSC. After the deconsolidation of USSC, transactions between U. S. Steel and USSC are considered related party transactions.

In order to provide a better understanding of the Flat-rolled segment results, we include the following non-GAAP financial measures to show USSC results for the three and nine months ended September 30, 2014 and 2013 before the elimination of transactions with U. S. Steel, presenting USSC as if on a stand-alone basis:

(Dollars in millions except average realized price amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 (a)	2013	2014 (a)	2013
USSC results:
Loss from operations (b)	(57)	(783)	(200)	(1,123)
Shipments (b)(c)	632	213	2,207	1,174
Raw steel production (c)	542	—	1,744	549
Raw steel capability utilization	99%	—%	95%	15%
Average realized price ($/net ton) (b)	824	774	805	715
(a) 2014 periods reflect information through September 15, 2014.
(b) Includes transactions with U. S. Steel.
(c) Thousands of net tons.

Net sales by segment for the three and nine months ended September 30, 2014 and 2013 are set forth in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, excluding intersegment sales)	2014	2013	% Change	2014	2013	% Change
Flat-rolled Products (Flat-rolled)	$3,125	$2,731	14%	$9,089	$8,710	4%
U. S. Steel Europe (USSE)	687	643	7%	2,203	2,204	—%
Tubular Products (Tubular)	700	731	(4)%	2,030	2,126	(5)%
Total sales from reportable segments	4,512	4,105	10%	13,322	13,040	2%
Other Businesses	75	26	188%	113	115	(2)%
Net sales	$4,587	$4,131	11%	$13,435	$13,155	2%
Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended September 30, 2014 versus the three months ended September 30, 2013 is set forth in the following table:
Three Months Ended September 30, 2014 versus Three Months Ended September 30, 2013

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-rolled	5%	4%	1%	—%	4%	14%
USSE	14%	(5)%	(1)%	—%	(1)%	7%
Tubular	(6)%	2%	—%	—%	—%	(4)%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
Net sales were $4,587 million in the three months ended September 30, 2014, compared with $4,131 million in the same period last year. The increase in sales for the Flat-rolled segment primarily reflected an increase in average realized prices (increase of $25 per net ton) and an increase in shipments (increase of 264 thousand net tons). The increase in sales for the USSE segment was primarily due to higher shipments (increase of 126 thousand net tons) partially offset by lower average realized euro-based prices (decrease of €32 per net ton). The decrease in sales for the Tubular segment primarily reflected lower shipments (decrease of 31 thousand net tons) primarily as a result of continued high import levels and the indefinite idling of the McKeesport and Bellville tubular facilities partially offset by higher average realized prices (increase of $24 per net ton).
Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the nine months ended September 30, 2014 versus the nine months ended September 30, 2013 is set forth in the following table:
Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-rolled	(3)%	5%	1%	(1)%	2%	4%
USSE	3%	(5)%	—%	2%	—%	—%
Tubular	(4)%	—%	(1)%	—%	—%	(5)%
(a) Excludes intersegment sales
(b) Foreign currency translation effects

Net sales were $13,435 million in the nine months ended September 30, 2014, compared with $13,155 million in the same period last year. The increase in sales for the Flat-rolled segment primarily reflected higher average realized prices (increase of $40 per net ton) partially offset by a decrease in shipments (decrease of 281 thousand net tons). Sales for the USSE segment were comparable year over year as lower average realized euro-based prices (decrease of €30 per net ton) were offset by higher shipments (increase of 100 thousand net tons) and the strengthening of the U.S. dollar versus the euro. The decrease in sales for the Tubular segment is primarily related to lower shipments (decrease of 47 thousand net tons) primarily as a result of continued high import levels and the indefinite idling of the McKeesport and Bellville tubular facilities.
Pension and other benefits costs
Pension and other benefit costs are reflected in our cost of sales and selling, general and administrative expense line items in the consolidated statements of operations.
Defined benefit and multiemployer pension plan costs totaled $88 million and $257 million in the three and nine months ended September 30, 2014, respectively, compared to $100 million and $291 million in the comparable periods in 2013. The $12 million and $34 million decrease is primarily due to a higher discount rate, which is reducing the total amount of unrecognized actuarial losses being amortized.
Costs related to defined contribution plans totaled $11 million and $35 million in the three and nine months ended September 30, 2014, respectively, compared to $11 million and $33 million in the comparable periods in 2013.
Other benefit costs totaled $(3) million and $(15) million in the three and nine months ended September 30, 2014, respectively, compared to $14 million and $42 million in the comparable periods in 2013. The $17 million and $57 million decrease is primarily due to a one-time $19 million curtailment gain related to the elimination of non-union retiree medical coverage after 2017.
Net periodic pension cost, including multiemployer plans, is expected to total approximately $335 million in 2014. Total other benefits costs in 2014 are expected to total approximately $(5) million, excluding the $19 million curtailment gain recorded in the second quarter.
A sensitivity analysis of the projected incremental effect of a hypothetical one percentage point change in the significant inputs used in the calculation of pension and other benefits net periodic benefit costs is provided in the following table:

	Hypothetical Rate Increase (Decrease)
(Dollars in millions)	1%	(1)%
Expected return on plan assets
Incremental (decrease) increase in:
Net periodic pension cost	$(74)	$74
Discount rate
Incremental (decrease) increase in:
Net periodic pension & other benefits costs	$(30)	$47
Health care cost escalation trend rates
Incremental increase (decrease) in:
Service and interest cost components for 2014	$5	$(4)
Selling, general and administrative expenses
Selling, general and administrative expenses were $125 million and $406 million in the three and nine months ended September 30, 2014, respectively, compared to $153 million and $449 million in the three and nine months ended September 30, 2013. The decrease is primarily related to lower pension and other benefits costs as discussed above.

Restructuring and Other Charges

During the three months ended September 30, 2014, the Company recorded charges of $199 million and $37 million, which were reported in restructuring and other charges in the consolidated statement of operations, related to the impairment of carbon alloy facilities and the write-off of pre-engineering costs from the Keetac expansion, respectively, within our Flat-rolled segment. The Company also recorded severance related charges of $1 million during the three months ended September 30, 2014, which were reported in restructuring and other charges in the consolidated statement of operations, for additional headcount reductions related to our USSK operations. Cash payments were made related to severance and exit costs of $3 million. Favorable adjustments for changes in estimates on and the removal of restructuring reserves as a result of the deconsolidation of USSC were made for $6 million. There were no such items for the three months ended September 30, 2013.
During the nine months ended September 30, 2014, the Company recorded severance related charges of $15 million, which were reported in restructuring and other charges in the consolidated statement of operations, for additional headcount reductions related to our Canadian operations, within our Flat-rolled segment; certain of our Tubular operations in Bellville, Texas and McKeesport, Pennsylvania, within our Tubular segment; and our USSK operations as well as headcount reductions principally at the Company’s corporate headquarters in conjunction with the Carnegie Way transformation efforts. The Company also recorded charges of $199 million and $37 million, related to the impairment of carbon alloy facilities and the write-off of pre-engineering costs from the Keetac expansion, respectively, within our Flat-rolled segment. Additionally, an asset impairment charge of $14 million was taken for certain of the Company's non-strategic assets that were designated as held for sale. Cash payments were made related to severance and exit costs of $8 million. Favorable adjustments for changes in estimates on and the removal of restructuring reserves as a result of the deconsolidation of USSC were made for $16 million. There were no such items for the nine months ended September 30, 2013.
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
Management believes its actions with regard to the Company’s operations will have a positive impact on the Company’s annual cash flows of approximately $20 million over the course of subsequent periods as a result of decreased payroll and benefits costs and other idle facility costs. Additionally, management does not believe there will be any significant impacts related to the Company’s revenues as a result of these actions.

Loss on deconsolidation of U. S. Steel Canada

U. S. Steel Canada Inc. (USSC), an indirect wholly owned subsidiary of U. S. Steel, with unanimous approval from its Board of Directors applied for relief from its creditors pursuant to CCAA on September 16, 2014. The CCAA filing was approved by the Ontario Superior Court of Justice (the Court) on September 16, 2014 and grants USSC creditor protection while it formulates a plan of restructuring. To assist USSC with its plan of restructuring, the Court confirmed the engagement by USSC of a chief restructuring officer, the appointment of a monitor and certain other financial advisors. As of the date of the CCAA filing, any proceedings pending against USSC or currently underway affecting USSC’s business operations or property, have been stayed pending further order by the Court.
As a result of the CCAA proceedings, U. S. Steel no longer has a controlling financial interest over USSC, as defined under ASC 810, Consolidation, and therefore has deconsolidated USSC’s financial position as of the end of the day on September 15, 2014. This has resulted in a pretax loss on deconsolidation and other charges of $413 million, which includes approximately $20 million of professional fees. The pretax loss on deconsolidation includes the derecognition of the carrying amounts of USSC's assets and liabilities and accumulated other comprehensive loss that were previously consolidated in U. S. Steel's consolidated balance sheet and the impact of recording the retained interest in USSC. Subsequent to the deconsolidation, U. S. Steel will account for USSC using the cost method of accounting, which has been reflected as zero in U. S. Steel’s consolidated balance sheet as of September 30, 2014, due to the negative equity associated with USSC’s underlying financial position.
Prior to the deconsolidation, U. S. Steel made loans to USSC for the purpose of funding its operations and had net trade accounts receivable in the ordinary course of business. The loans, the corresponding interest and the net trade accounts receivable were considered intercompany transactions and were eliminated in the consolidated U. S. Steel financial statements. As of the deconsolidation date, the loans, associated interest and net trade accounts receivable are now considered third party transactions and have been recognized in U. S. Steel's consolidated financial statements based upon the recoverability of their carrying amounts and whether or not the amounts are secured or unsecured.

U. S. Steel has estimated a recovery rate based upon the fair value of the net assets of USSC available for distribution to its creditors in relation to the secured and unsecured creditor claims in the CCAA filing.
The CCAA filing on September 16, 2014 is an event of default under the terms of the Province Note loan agreement between USSC and the Province of Ontario. The failure of USSC to pay the Province Note would constitute an event of default under the indenture for the 2019 Senior Convertible Notes (2019 Notes) that enables the holders of the 2019 Notes to declare them immediately due and payable. It is U. S. Steel’s intent to settle the 2019 Notes in cash if the holders exercise their options to call the notes. In addition to the CCAA filing, the 2019 Notes have met certain conversion options based on the Company's stock price, which made the 2019 Notes eligible for immediate conversion by the holders at September 30, 2014. As a result of these events, the 2019 Notes have been reclassified from long-term to short-term in our consolidated balance sheet as of September 30, 2014.
In conjunction with the CCAA filing, U. S. Steel agreed to provide a debtor-in-possession (DIP) credit facility to USSC, that was approved by the Court on October 8, 2014, and provides for borrowings under the facility of a maximum commitment of C$185 million (approximately $165 million). The DIP facility will be primarily used for USSC’s working capital needs as well as to provide support for any guarantees, letters of credit and other forms of credit support related to USSC’s operations and contains certain covenants governing the terms and provisions of the DIP facility.

Income (loss) from operations by segment for the three and nine months ended September 30, 2014 and 2013 is set forth in the following table:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2014	2013		2014	2013
Flat-rolled	$347	$82	323%	$462	$18	2,467%
USSE	29	(32)	NM	99	16	519%
Tubular	69	49	41%	140	158	(11)%
Total income from reportable segments	445	99	349%	701	192	265%
Other Businesses	34	14	143%	64	62	3%
Segment income from operations	479	113	324%	765	254	201%
Items not allocated to segments:
Postretirement benefit expense	(26)	(55)	(53)%	(90)	(165)	(45)%
Other items not allocated to segments:
Loss on deconsolidation of U. S. Steel Canada and other charges	(413)	—	100%	(413)	—	100%
Impairment of carbon alloy facilities	(199)	—	100%	(199)	—	100%
Write-off of pre-engineering costs	(37)	—	100%	(37)	—	100%
Gain on sale of real estate assets	55	—	100%	55	—	100%
Litigation reserves	—	—	100%	(70)	—	100%
Loss on assets held for sale	—	—	100%	(14)	—	100%
Curtailment gain	—	—	100%	19	—	100%
Goodwill impairment	—	(1,783)	100%	—	(1,783)	100%
Supplier contract dispute settlement	—	23	100%	—	23	100%
Total income (loss) from operations	$(141)	$(1,702)	NM	$16	$(1,671)	NM
Segment results for Flat-rolled

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013
Income from operations ($ millions)	$347	$82	323%	$462	$18	2,467%
Gross margin	15%	10%	5%	10%	7%	3%
Raw steel production (mnt)	4,675	4,261	10%	13,298	13,393	(1)%
Capability utilization(a)	86%	70%	16%	81%	74%	7%
Steel shipments (mnt)	3,692	3,428	8%	10,893	11,174	(3)%
Average realized steel price per ton	$777	$752	3%	$771	$731	5%
(a) Prior to the permanent shut down of the iron and steelmaking facilities at Hamilton Works on December 31, 2013, annual raw steel production capability for Flat-rolled was 24.3 million net tons. Subsequent to the CCAA filing and deconsolidation of USSC, annual raw steel production capability for Flat-rolled is 19.4 million net tons and the quarter and nine months ended September 30, 2014 shipments and raw steel production amounts for Flat-rolled do not include USSC after September 15, 2014.
The increase in Flat-rolled results in the three months ended September 30, 2014 compared to the same period in 2013 resulted from lower raw materials costs (approximately $125 million), lower repairs and maintenance and other operating costs (approximately $120 million), increased prices (approximately $65 million) and an increase in shipment volumes (approximately $30 million). These changes were partially offset by higher costs for profit based payments (approximately $65 million).

The increase in Flat-rolled results in the nine months ended September 30, 2014 compared to the same period in 2013 resulted from increased prices (approximately $395 million), lower raw materials costs (approximately $185 million), lower repairs and maintenance and other operating costs (approximately $75 million) and higher steel substrate sales to our Tubular segment (approximately $10 million). These changes were partially offset by increased energy costs, primarily due to higher natural gas costs (approximately $100 million), higher costs for profit based payments (approximately $90 million) and a decrease in shipment volumes (approximately $30 million).
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
Segment results for USSE

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013
Income from operations ($ millions)	$29	$(32)	NM	$99	$16	519%
Gross margin	10%	2%	8%	10%	7%	3%
Raw steel production (mnt)	1,111	1,032	8%	3,475	3,393	2%
Capability utilization	88%	82%	6%	93%	91%	2%
Steel shipments (mnt)	987	861	15%	3,071	2,971	3%
Average realized steel price per ton	$671	$714	(6)%	$691	$711	(3)%
The increase in USSE results in the three months ended September 30, 2014 compared to the same period in 2013 was primarily due to lower raw materials costs (approximately $60 million) and decreased repairs and maintenance and other operating costs (approximately $25 million). These changes were partially offset by lower average realized prices (approximately $30 million).
The increase in USSE results in the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to lower raw materials costs (approximately $110 million), decreased repairs and maintenance and other operating costs (approximately $30 million), favorable effects of transactions to sell and swap a portion of our emissions allowances (approximately $20 million) and the strengthening of the U.S. dollar versus the euro in the nine months ended September 30, 2014 as compared to the same period in 2013 (approximately $20 million). These changes were partially offset by lower average realized prices (approximately $100 million).
Segment results for Tubular

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2014	2013		2014	2013
Income from operations ($ millions)	$69	$49	41%	$140	$158	(11)%
Gross margin	14%	11%	3%	11%	12%	(1)%
Steel shipments (mnt)	428	459	(7)%	1,296	1,343	(3)%
Average realized steel price per ton	$1,567	$1,543	2%	$1,508	$1,536	(2)%
The increase in Tubular results for the three months ended September 30, 2014 as compared to the same period in 2013 was primarily due to decreased repairs and maintenance and other operating costs (approximately $30 million)and an increase in average realized prices (approximately $10 million). These changes were partially offset by decreased shipment volumes (approximately $10 million).
The decrease in Tubular results in the nine months ended September 30, 2014 as compared to the same period in 2013 resulted mainly from decreased average realized prices (approximately $30 million), decreased shipping volumes (approximately $25 million) primarily due to continuing high import levels and higher costs for profit based payments

(approximately $20 million), partially offset by decreased repairs and maintenance and other operating costs (approximately $50 million).
Results for Other Businesses
Other Businesses had income of $34 million and $64 million in the three and nine months ended September 30, 2014, compared to income of $14 million and $62 million in the three and nine months ended September 30, 2013. The 2013 results included a gain of approximately $30 million from a real estate sale in the second quarter of 2013.
Items not allocated to segments
The decrease in postretirement benefit expense in the three and nine months ended September 30, 2014 as compared to the same period in 2013 resulted from lower pension and retiree medical expenses as a result of a higher discount rate and better claims cost experience.
We recorded $413 million of non-cash, pretax loss on the deconsolidation of USSC and other charges during the three months ended September 30, 2014 after its CCAA filing. See Note 4.
We recorded a $199 million pretax carbon alloy facilities impairment charge during the three months ended September 30, 2014.
We recorded a $55 million gain on the sale of real estate assets during the three months ended September 30, 2014 consisting of surface rights and mineral royalty revenue streams in the state of Alabama.
We recorded a $37 million pretax charge during the three months ended September 30, 2014 to write-off pre-engineering costs since we have decided not to pursue an expansion of our Keetac iron ore pellet operations.
We recorded a $14 million pretax loss on assets held for sale during the nine months ended September 30, 2014 related to the write-down of non-strategic Corporate assets.
We recorded a pretax gain of $19 million related to curtailments in pension and other benefit plans in the nine months ended September 30, 2014 associated with the elimination of non-union retiree medical coverage after 2017.
We recorded a pretax loss of $70 million related to litigation reserves during the nine months ended September 30, 2014 for the Company's ongoing litigation matters.
We recorded a $1,783 million pretax goodwill impairment charge during the three and nine months ended September 30, 2013. See further disclosure included in Note 5.
We recorded a $23 million pretax gain on a supplier contract dispute settlement during the three and nine months ended September 30, 2013.
Net interest and other financial costs

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2014	2013		2014	2013
Interest expense	$57	$61	(7)%	$178	$204	(13)%
Interest income	(2)	—	NM	(4)	(2)	100%
Other financial costs	5	24	(79)%	19	55	(65)%
Total net interest and other financial costs	$60	$85	(29)%	$193	$257	(25)%
The decrease in net interest and other financial costs in the three months ended September 30, 2014 as compared to the same period last year is primarily related to a charge of $22 million related to a guarantee of an unconsolidated equity investment in the three months ended September 30, 2013.
The decrease in net interest and other financial costs in the nine months ended September 30, 2014 as compared to the same period last year is primarily due to the absence of a $34 million charge that was recorded in 2013 related to the repurchases of a portion of the 2014 Senior Convertible Notes. The remaining principal amount on the 2014 Senior

Convertible Notes was redeemed in May 2014 which also reduced interest expense for the nine months ended September 30, 2014.
The income tax provision was $6 million in the three months ended September 30, 2014 and the income tax benefit was $4 million in the nine months ended September 30, 2014 compared to a provision of $4 million and $14 million in the three and nine months ended September 30, 2013. Included in the tax benefit in the first nine months of 2014 is a discrete benefit of $30 million related to the loss on the deconsolidation of USSC, as well as a discrete benefit related to the antitrust settlement discussed in Note 4 and Note 21, respectively. The tax provision reflects a benefit for percentage depletion in excess of cost depletion for iron ore that we produce and consume or sell. The tax provision does not reflect any tax benefit for pretax losses in Canada, prior to the deconsolidation on September 16, 2014, which is a jurisdiction where we had recorded a full valuation allowance on deferred tax assets.
The tax benefit for the nine months ended September 30, 2014 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, operating performance and cost estimates. To the extent that actual 2014 pretax results for U.S. and foreign income or loss vary from estimates used herein at the end of the most recent interim period, the actual tax provision or benefit recognized in 2014 could be materially different from the forecasted amount used to estimate the tax provision for the nine months ended September 30, 2014.
The net domestic deferred tax asset was $95 million at September 30, 2014 compared to $115 million at December 31, 2013. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. We continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.
At September 30, 2014, the net foreign deferred tax asset was $42 million, net of established valuation allowances of $5 million. At December 31, 2013, the net foreign deferred tax asset was $59 million, net of established valuation allowances of $1,028 million. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro. At December 31, 2013, a full valuation allowance was recorded for the net Canadian deferred tax asset primarily due to cumulative losses in Canada. The Canadian deferred tax asset and the related valuation allowance were deconsolidated from U. S. Steel's balance sheet as of the end of the day on September 15, 2014.
For further information on income taxes see Note 9 to the Consolidated Financial Statements.
Net loss attributable to United States Steel Corporation was $207 million and $173 million in the three and nine months ended September 30, 2014. Net loss attributable to United States Steel Corporation was $1,791 million and $1,942 million in the three and nine months ended September 30, 2013. The changes between the 2014 and 2013 periods primarily reflect the factors discussed above.
BALANCE SHEET
Accounts receivable increased by $83 million from year-end 2013. Sales in the latter part of a quarter typically represent the majority of the receivables as of the end of the quarter. The increase in receivables primarily reflected increased average realized prices partially offset by the deconsolidation of USSC.
Inventories decreased by $489 million from year-end 2013 primarily due to the deconsolidation of USSC.
Income tax receivable decreased by $171 million primarily due to the receipt of a federal income tax refund related to the carryback of our 2013 net operating loss to prior years.
Property, plant and equipment decreased by $1,352 million from year-end 2013 primarily due to the deconsolidation of USSC and the impairment of carbon alloy facilities.
Long-term receivables from related parties at September 30, 2014 represents amounts due from USSC subsequent to the deconsolidation.
Intangibles decreased by $66 million from year-end 2013 primarily due to the deconsolidation of USSC.
Deferred income tax benefits decreased by $44 million from year-end 2013 primarily due to net operating losses expected to be used in 2014, offset by an increase in other deferred tax benefits related to the 2013 tax restructuring.

Other noncurrent assets decreased by $102 million from year-end 2013 primarily due to the write-off of pre-engineering costs and the use of restricted cash for projects.
Accounts payable and other accrued liabilities increased by $318 million from year-end 2013 primarily as a result of implementing extended vendor payment terms partially offset by the deconsolidation of USSC.
Short-term debt and current maturities of long-term debt remained consistent as the decrease from the redemption of the remaining principal amount of our 2014 Senior Convertible Notes was partially offset by the reclassification of the 2019 Senior Convertible Notes (2019 Notes) from long-term to short-term as a result of the CCAA filing and after meeting certain conversion options based on the Company's stock price. See Note 14.
Employee benefits decreased by $1,510 million from year-end 2013 primarily due to the deconsolidation of USSC and U. S. Steel's $140 million voluntary pension contribution to its main defined benefit pension plan as well as benefit payments made in excess of the net periodic benefit expense recognized in the first nine months of 2014.
CASH FLOW
Net cash provided by operating activities was $1,247 million for the nine months ended September 30, 2014 compared to $421 million in the same period last year. The increase is primarily due to improved financial results, excluding the non-cash loss on deconsolidation and other charges of $413 million and restructuring and other charges of $254 million recognized during 2014 and a goodwill impairment charge of $1,783 million recognized during 2013, changes in working capital period over period, and the receipt of the federal income tax refund discussed above partially offset by higher employee benefit payments.
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
Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the three months and twelve months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Twelve Months Ended September 30,
	2014	2013	2014	2013
Accounts Receivable Turnover	2.2	2.0	8.8	8.0
Inventory Turnover	1.7	1.6	6.8	6.5
Capital expenditures, for the nine months ended September 30, 2014, were $282 million, compared with $328 million in the same period in 2013. Flat-rolled capital expenditures were $158 million and included spending for the ongoing implementation of an enterprise resource planning (ERP) system, the Granite City Works Steel Shop Tap and Charging Emission Control System, a blast furnace reline at Mon Valley Works, blast furnace maintenance at Granite City and Great Lakes Works and various other infrastructure, environmental and strategic projects. Tubular capital expenditures of $60 million related to an upgrade to the Lorain No. 4 Seamless Hot Mill, the Offshore Operations Houston Test Lab and various other infrastructure and strategic capital projects. USSE capital expenditures of $58 million consisted of spending for infrastructure and environmental projects.
U. S. Steel’s contractual commitments to acquire property, plant and equipment at September 30, 2014, totaled $218 million.
Capital expenditures for 2014 are expected to total approximately $500 million and remain focused largely on strategic, infrastructure and environmental projects. In recent years, we have completed or neared completion on several key projects of strategic importance. We have made significant progress to improve our coke self-sufficiency and reduce our reliance on purchased coke for the steelmaking process through the application of advanced technologies, upgrades to our existing coke facilities and increased use of natural gas and pulverized coal in our operations. We have completed the construction of a technologically and environmentally advanced battery at the Mon Valley Works’ Clairton Plant with a capacity of 960,000 tons per year. Initial start-up of the battery began in November 2012 and the battery has reached full production capacity.

We are continuing our efforts to implement an ERP system to replace our existing information technology systems, which will enable us to operate more efficiently. The completion of the ERP project is expected to provide further opportunities to streamline, standardize and centralize business processes in order to maximize cost effectiveness, efficiency and control across our global operations. We are also currently developing additional projects within our Flat-rolled and Tubular segments, such as facility enhancements, advanced high strength steels and additional premium connections that will further improve our ability to support our customers’ evolving needs.
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
The DRI process requires iron ore pellets with a lower silica content than blast furnace pellets. We have verified that our iron ore reserves are suitable for direct reduced (DR) grade pellet production and are examining the capital and engineering design process requirements to produce DR grade pellets at our Minntac operations for use internally by the Company if we were to construct a DRI facility or for sale to external third parties with DRI facilities.
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
Disposal of assets in the first nine months of 2014 primarily reflects cash proceeds from transactions to sell and swap a portion of the emissions allowances at USSK.
Restricted cash in the first nine months of 2014 primarily reflects a reduction due to the use of restricted cash for projects. Restricted cash in the first nine months of 2013 primarily reflects a reduction in the use of cash collateralized letters of credit, which were replaced with surety bonds.
Issuance of long-term debt, net of financing costs in the first nine months of 2013 reflects the issuance of $316 million of 2.75% Senior Convertible Notes due 2019 and $275 million of 6.875% Senior Notes due April 2021. U. S. Steel received net proceeds of $578 million after fees related to the underwriting discounts and third party expenses.
Repayment of long-term debt in the first nine months of 2014 reflects the redemption of the remaining $322 million principal amount of our 2014 Senior Convertible Notes. The aggregate price, including accrued and unpaid interest, for the 2014 Senior Convertible Notes redeemed was approximately $327 million and the redemptions were paid with cash. Repayment of long-term debt in the first nine months of 2013 reflects the repurchase of $542 million aggregate principal amount of our 2014 Senior Convertible Notes.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes U. S. Steel’s liquidity as of September 30, 2014:

(Dollars in millions)
	Cash and cash equivalents (a)	$1,257
	Amount available under $875 Million Credit Facility	875
	Amount available under Receivables Purchase Agreement	575
	Amount available under USSK credit facilities	289
	Total estimated liquidity	$2,996
(a) As a result of the deconsolidation of USSC as of the end of the day on September 15, 2014, $80 million of cash and cash equivalents has been removed.
As of September 30, 2014, $353 million of the total cash and cash equivalents was held by our foreign subsidiaries. A significant portion of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes. Additionally, as part of our Carnegie Way initiative to remain competitive and drive world class growth, we are implementing extended vendor payment terms to be better aligned with other large industrial companies and our peers in the metals and mining sector.
As of September 30, 2014, there were no amounts drawn under our $875 million credit facility agreement (Amended Credit Agreement) and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10% of the total aggregate commitments and $87.5 million. Since availability was greater than $87.5 million, compliance with the fixed charge coverage ratio covenant was not applicable.
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
The RPA may be terminated on the occurrence and failure to cure certain events, including, among others, failure by U. S. Steel to make payments under our material debt obligations and any failure to maintain certain ratios related to the collectability of the receivables. The maximum amount of receivables eligible for sale is $625 million and the facility expires in July 2016. As of September 30, 2014, eligible accounts receivable supported $625 million of availability under the RPA, and there were no receivables sold to third-party conduits under this facility. The subordinated retained interest at September 30, 2014 was $625 million with availability of $575 million due to approximately $50 million of letters of credit outstanding.
On July 23, 2014, the RPA was amended to (a) modify a termination event so that if USSC and any of its subsidiaries organized in Canada failed to pay any principal of or premium or interest on any of its debt that is outstanding in a principal amount of at least $100 million, and (b) waive any termination event occurring as a result of the acceleration by the holders of the Company's 2019 Senior Notes due to the acceleration of any debt of USSC or any of its subsidiaries but only if the notes are promptly paid in full.
At September 30, 2014, USSK had no borrowings under its €200 million (approximately $252 million) unsecured revolving credit facility (the Credit Agreement). The Credit Agreement contains certain USSK financial covenants (as further defined in the Credit Agreement), including maximum Leverage, maximum Net Debt to Tangible Net Worth, and minimum Interest Cover ratios. The covenants are measured semi-annually for the period covering the last twelve calendar months. USSK may not draw on the Credit Agreement if it does not comply with any of the financial covenants until the next measurement date. The Credit Agreement expires in July 2016.
At September 30, 2014, USSK had no borrowings under its €20 million and €10 million unsecured credit facilities (collectively approximately $38 million) and the availability was approximately $37 million due to approximately $1 million of outstanding customs and other guarantees.
The CCAA filing on September 16, 2014 is an event of default under the terms of the Province Note loan agreement between USSC and the Province of Ontario. The failure of USSC to pay the Province Note would constitute an event of default under the indenture for the 2019 Senior Convertible Notes (2019 Notes) that enables the holders of the 2019 Notes to declare them immediately due and payable. It is U. S. Steel’s intent to settle the 2019 Notes in cash if the holders exercise their options to call the notes. In addition to the CCAA filing, the 2019 Notes have met certain conversion options based on the Company's stock price, which made the 2019 Notes callable by the holders at September 30, 2014.
In conjunction with the filing for CCAA protection, on September 16, 2014, U. S. Steel entered into a Debtor-in-Possession (DIP) credit facility with USSC, that was approved by the Court on October 8, 2014, and provides for borrowings under the facility of a maximum commitment of C$185 million (approximately $165 million). The DIP facility will be primarily used for USSC’s working capital needs as well as provide support for any guarantees, letters of credit and other forms of credit support related to USSC’s operations and contains certain covenants governing terms and provisions of the DIP facility.
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
We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $165 million of liquidity sources for financial assurance purposes as of September 30, 2014. Increases in these commitments which use collateral are reflected in restricted cash on the consolidated statement of cash flows.
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,891 million as of September 30, 2014 (including the Senior Notes and Senior Convertible Notes) may be declared immediately due and payable; (b) the Amended Credit Agreement, the RPA and USSK’s €200 million revolving credit agreement may be terminated and any amounts outstanding declared immediately due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield slab caster for $37 million or provide a cash collateralized letter of credit to secure the remaining obligation.
The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $29 million at September 30, 2014, which includes a $24 million current liability related to a guarantee of debt of an unconsolidated equity investment for which payment by U. S. Steel is probable. The $24 million is the maximum amount U. S. Steel would be obligated to pay as the guarantor and represents the fair value of the obligation at September 30, 2014. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.
Our major cash requirements in 2014 are expected to be for capital expenditures, employee benefits, and operating costs, including purchases of raw materials. We finished the third quarter of 2014 with $1,257 million of cash and cash equivalents and $3.0 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.
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
CRITICAL ACCOUNTING ESTIMATES
The following critical accounting estimate should be read in conjunction with those included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Long-term receivables from related parties - As disclosed in Note 4 to the Consolidated Financial Statements, U. S. Steel Canada, Inc. (USSC), an indirect wholly owned subsidiary of U. S. Steel, with unanimous approval from its Board of Directors applied for relief from its creditors pursuant to CCAA on September 16, 2014. As a result, U. S. Steel deconsolidated the USSC balances from its consolidated balance sheet as of the end of the day on September 15, 2014. Prior to the deconsolidation date, the loans, associated interest and net trade accounts receivable from USSC were considered intercompany transactions and were eliminated in consolidation, but are now third party transactions and have been recognized in the financial statements based upon the recoverability of their carrying amounts and whether or not the amounts are secured or unsecured. U. S. Steel has estimated a recovery rate based upon the fair value of the net assets of USSC available for distribution to its creditors in relation to the secured and unsecured creditor claims in the CCAA filing.
Fair values of the Hamilton Works finishing operations, Hamilton Works coke operations and Lake Erie Works (the USSC Businesses) were used to determine the recoverability of the loans, accrued interest receivable and the net trade accounts receivable using various valuation approaches depending on the type of assets being valued and the highest and best use of those assets.
The fair value of the Hamilton Works coke operations and Lake Erie Works is sensitive to input assumptions from USSC budgets, cash flow forecasts and discount rates. Further, estimates of the perpetual growth rate and terminal value are additional key factors used to determine fair value under the discounted cash flow or income approach used for the valuation of Hamilton Works coke operations and Lake Erie Works.
The estimated fair value for the Hamilton Works finishing operations was calculated by using an orderly liquidation valuation. The inputs used for the liquidation valuation included replacement cost estimates for certain assets based on the assumptions market participants would use from recent market transactions of similar assets.
Changes in any of the assumptions used in the valuations could result in management reaching a different conclusion regarding the recoverability of the loans, associated interest and net trade accounts receivable from USSC, any of which could be material. U. S. Steel’s recoverability evaluations involve uncertainties from economic and other events, including changes from the progress of the CCAA proceedings, beyond the control of U. S. Steel that could positively or negatively impact the anticipated future operating results for the USSC Businesses and the actual recovery rate could differ materially from our estimated rate used to determine fair value at September 30, 2014.
Off-balance Sheet Arrangements
U. S. Steel did not enter into any new material off-balance sheet arrangements during the third quarter of 2014.

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
USSK is subject to the environmental laws of Slovakia and the European Union (EU). A related law of the EU commonly known as Registration, Evaluation, Authorization and Restriction of Chemicals, Regulation 1907/2006 (REACH) requires the registration of certain substances that are produced in the EU or imported into the EU. Although USSK is currently compliant with REACH, the scope of this regulation is becoming increasingly stringent and, to the extent alternative substances must be employed, continuing efforts to remain compliant could increase operational costs. We cannot reliably estimate the potential cost of complying with these evolving measures at this time. Slovakia is also currently considering a law implementing an EU Waste Framework Directive that would more strictly regulate waste disposal and increase fees for waste disposed of in landfills, including privately owned landfills. The intent of the waste directive is to encourage recycling and because Slovakia has not adopted implementing legislation, we cannot estimate the full financial impact of this prospective legislation at this time.
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
We are currently investigating the possibility of obtaining EU grants to fund a portion of these capital expenditures. The EU has various programs under which funds are allocated to member states to implement broad public policies. These are being implemented in two campaigns, Operational Program 1 which covered the years 2007 - 2013 (OP1) and Operational Program 2 which will cover the years 2014 - 2020 (OP2). Each member state legislates its own framework for implementing the operational programs and administers its allocation of funds under the operational programs by offering these funds to government units and private entities for qualifying projects. USSK submitted two BAT projects under the last call of OP1. Both projects were approved for funding by the Ministry of Environment of the Slovak Republic in May in an amount not to exceed approximately €9 million (approximately $11 million). The actual amount of the grant funding received will be based on 35% of the identified eligible costs as defined in OP1 actually incurred on the projects.
We plan to submit several additional BAT projects for EU grants as well. However, all future projects will be submitted under calls governed by OP2. The specific legislation governing OP2 has not yet been finalized by the Slovak Republic, so we are not able to accurately estimate at this time the amount of additional grant funding that we may receive, if any.
Due to other EU legislation, we will be required to make changes to the boilers at our steam and power generation plant in order to comply with stricter air emission limits for large combustion plants. In January of 2014, the operation of USSK's boilers was approved by the European Commission (EC) as part of Slovakia's Transitional National Plan (TNP) for bringing all boilers in Slovakia into compliance no later than 2020. The TNP establishes parameters for determining the date by which specific boilers are required to reach compliance with the new air standards, which has been determined to be October 2017 for our boilers. This gives us the flexibility of delaying the completion of the project to upgrade our boilers to no later than that date, although we may choose to accelerate the implementation of this project in order to qualify for supplementary support payments as part of Slovakia's renewable energy program. The project should result in reduced electricity, operating, maintenance and waste disposal costs once completed. The current projected cost to reconstruct one existing boiler and build one new boiler to achieve compliance is broadly estimated at $170 million.
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
In the future, compliance with carbon dioxide (CO2) emission requirements may include substantial costs for emission allowances, restriction of production and higher prices for coking coal, natural gas and electricity generated by carbon based systems. Since it is difficult to predict what requirements will ultimately be imposed in Europe, it is difficult to estimate the likely impact on U. S. Steel, but it could be substantial. However, if the final requirements do not recognize the fact that the integrated steel process involves a series of chemical reactions involving carbon that create fixed and irreducible CO2 emissions, our competitive position relative to mini mills will be adversely impacted. Our competitive position compared to producers in developing nations, such as China, Russia, Ukraine and India, will be harmed unless such nations require commensurate reductions in CO2 emissions. Competing materials such as plastics may not be similarly impacted. The specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to former and present operating locations and disposal of environmentally sensitive materials. Many of our competitors, including North American producers, or their successors, that have been the subject of bankruptcy relief have no or substantially lower liabilities for such matters.
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
In Utility Air Regulatory Group v. EPA, No. 11-1037 (consolidating various challenges); and Texas v. EPA, No. 10-1425, the U.S. Court of Appeals for the District of Columbia issued an opinion essentially upholding the EPA’s authority to regulate GHGs. The court rejected challenges to the endangerment finding, giving the EPA authority to regulate GHGs under the CAA on the basis that they pose a risk to human health. The court also rejected arguments by petitioners to dismiss inclusion of GHG emissions under the tailpipe rule, giving the EPA the authority to regulate GHG emissions from mobile sources and triggering regulation for stationary sources. The court dismissed challenges to the timing and tailoring rules citing that it lacked jurisdiction to decide the case on its merits since none of the petitioners had legal standing to challenge the timing and tailoring rules. Finally, the court declined to decide challenges to other State Implementation Plan (SIP) related rules issued by the EPA regarding GHGs, stating that it also lacked jurisdiction over these SIP related rules. This decision was ultimately argued in Utility Air Regulatory Group v. EPA, No. 12-1146 in the Supreme Court on February 24, 2014. A decision on the case that will significantly affect how the EPA implements any GHG permits was issued on June 23, 2014 . We are currently evaluating the practical implications of the decision. Any financial impacts on U. S. Steel are unknown at this time.
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
The EU has established GHG regulations for the EU member states. International negotiations to supplement and eventually replace the 1997 Kyoto Protocol are ongoing. The final round of negotiations will take place in 2015 in Paris, France.
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
Effective January 1, 2014, the EPA revised the Global Warming Potentials (GWPs) of certain GHGs used in its monitoring and reporting program. The new GWPs agree with the most recent report by the Intergovernmental Panel on Climate Change. The revisions to the GWPs will change not only the amount of CO2 equivalent emissions reported but also potentially increase the number of facilities that are subject to the rule. As a result, some facilities that were exempted from reporting previously may now meet the 25,000 CO2 equivalent ton threshold and be required to report. U. S. Steel is currently determining what impact if any this would have on our own reporting requirements.
The EC has created an Emissions Trading System (ETS) and starting in 2013, the ETS began to employ centralized allocation, rather than national allocation plans, that are more stringent than the previous requirements. The ETS also includes a cap designed to achieve an overall reduction of GHGs for the ETS sectors of 21% in 2020 compared to 2005 emissions and auctioning as the basic principle for allocating emissions allowances, with some transitional free allocation provided on the basis of benchmarks for manufacturing industries under risk of transferring their production to other countries with lesser constraints on greenhouse gas emissions, or what is more commonly referred to as carbon leakage. Manufacturing of sinter, coke oven products, basic iron and steel, ferro-alloys and cast iron tubes have all been recognized as exposing companies to a significant risk of carbon leakage, but the ETS is still expected to lead to additional costs for steel companies in Europe. The EU has imposed limitations under the ETS for the period 2013-2020 (Phase III) that are more stringent than those in the 2008-2012 period (NAP II), reducing the number of free allowances granted to companies to cover their CO2 emissions.
In September of 2013, the EC issued EU wide legislation further reducing the expected free allocation for Phase III by an average of approximately 12% for the Phase III period. USSK's final allocation for the 2013-2020 period (Phase III) that was approved by the EC in January 2014 is approximately 48 million allowances. Based on 2013 emission intensity levels and projected future production levels and as a result of carryover allowances from the 2008-2012 period (NAP II), we do not currently anticipate the need to purchase credits until 2019, and we currently estimate a shortfall of 14 million allowances for the Phase III period. However, due to a number of variable factors such as the future market value of allowances, future production levels and future emission intensity levels, we cannot reliably estimate the full cost of complying with the ETS regulations at this time.
U. S. Steel entered into transactions to sell and swap a portion of our emissions allowances and recognized a gain of $17 million during the nine months ended September 30, 2014. There were no such similar transactions for the nine months ended September 30, 2013.
Environmental Remediation
In the United States, U. S. Steel has been notified that we are a potentially responsible party (PRP) at 18 sites under CERCLA as of September 30, 2014. In addition, there are 7 sites related to U. S. Steel where we have received information requests or other indications that we may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or make any judgment as to the amount thereof. There are also 36 additional sites related to U. S. Steel where remediation is being sought under other environmental statutes, both federal and state, or where private parties are seeking remediation through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved, and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution, or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 21 to the Consolidated Financial Statements.
For discussion of relevant environmental items, see “Part II. Other Information—Item 1. Legal Proceedings—Environmental Proceedings.”
During the first nine months of 2014, U. S. Steel recorded a net decrease of $15 million to our accrual balance for environmental matters for U.S. and international facilities. The total accrual for such liabilities at September 30, 2014 was $218 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in Note 15 to the Consolidated Financial Statements.

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

OUTLOOK

Our Carnegie Way progress so far has exceeded our expectations in this multi-year journey. We expect to continue to see increasing benefits from our Carnegie Way transformation which focuses on building stockholder value. We expect fourth quarter segment income from operations to decrease compared to the third quarter primarily due to significantly lower results for our Flat-rolled segment. Results for our European and Tubular segments are expected to improve slightly compared to the third quarter.

Fourth quarter results for our Flat-rolled segment are expected to decrease significantly compared to the third quarter but are expected to exceed $100 million. Overall, repairs and maintenance costs are expected to increase by approximately $150 million as compared to the third quarter due primarily to a reline of a blast furnace at Mon Valley Works and planned blast furnace maintenance projects at Granite City and Great Lakes, which will result in lower operating levels. Shipments, which no longer include U. S. Steel Canada, are expected to decline by as much as 10% from the 3.2 million net tons shipped by our U.S. plants in the third quarter and average realized prices are also expected to decrease from the third quarter as a result of weaker spot market conditions and lower shipments to end users around the holiday season.

We expect fourth quarter results for our European segment to increase slightly compared to the third quarter primarily due to higher shipments and lower facility repairs and maintenance costs as scheduled maintenance was completed in the third quarter. A shift in product mix is expected to result in lower average realized euro-based prices.

Fourth quarter results for our Tubular segment are expected to increase slightly compared to the third quarter. We expect average realized prices to increase compared to the third quarter due to continued improved pricing, including the positive impact of the OCTG case decision, and an improved mix as a result of a reduction in our exposure to welded line pipe. Shipments are projected to decrease slightly due to the indefinite idling of the McKeesport and Bellville facilities.

INTERNATIONAL TRADE
U. S. Steel remains active in its efforts to ensure that competitors are not engaging in unfair trade practices. In recent years, a significant number of steel imports have been found to violate United States or Canadian trade laws. Under these laws, antidumping duties (AD) can be imposed against dumped products, which are products sold at a price that is less than fair value. Countervailing duties (CVD) can be imposed against products that have benefited from foreign government assistance for the production, manufacture, or exportation of the product. For many years, U. S. Steel, other producers, customers and the United Steelworkers have sought the imposition of duties and in many cases have been successful.
As in the past, U. S. Steel continues to monitor unfairly traded imports and is prepared to seek appropriate remedies against such importing countries. On July 2, 2013, U. S. Steel and eight other domestic producers filed AD and CVD petitions against imports of oil country tubular goods (OCTG) from India and Turkey, along with AD petitions against imports of OCTG from the Philippines, Saudi Arabia, South Korea, Taiwan, Thailand, Ukraine, and Vietnam. These petitions allege that unfairly-traded imports from the subject countries are both a cause and a threat of material injury to United States producers of OCTG. On July 11, 2014, the U.S. Department of Commerce (DOC) announced its final determinations in both the CVD investigations of OCTG from India and Turkey and the AD investigations of India, South Korea, Philippines, Saudi Arabia, Taiwan, Thailand, Turkey, Ukraine and Vietnam. The DOC made an affirmative determination that exporters and producers in all nine countries, including South Korea, were importing OCTG into the United States at less than fair value. The DOC calculated AD margins for all nine countries and CVD margins against India and Turkey. However, on August 11, 2014, the DOC entered an amended final determination in the Saudi Arabia investigation and revised the margin for Saudi Arabia to be less than 2% ad valorem. As a result of the final and amended final determinations, the DOC will "suspend liquidation" and require cash deposits of AD and/or CVD duties for imports of OCTG from those producers and exporters with dumping margins and/or subsidy rates equal to or greater than 2% ad valorem. On August 22, 2014, the U.S. International Trade Commission (ITC) voted that imports from India, South Korea, Taiwan, Turkey, Ukraine, and Vietnam caused injury to the domestic industry, but did not find injury with regards to imports from the Phillipines or Thailand. On September 10, 2014, the DOC issued AD orders against India, South Korea, Taiwan, Turkey, Ukraine, and Vietnam and CVD orders against India and Turkey. While the duties mentioned above cover 90% of the unfairly traded imports entering the U.S. markets in 2013, U. S. Steel will continue its efforts to ensure that all OCTG imports are fairly traded. As such, U. S. Steel filed an appeal to the Court of International Trade regarding the DOC's de minimis determination on Saudi Arabian OCTG imports, as well as appeals to the ITC's negligibility finding for Thailand and the Phillippines. Additionally, Korea, India, Vietnam, and Turkey filed appeals to the Court of International Trade in the OCTG case. While U. S. Steel strongly believes that all of the imports in question were traded unfairly, and that relief is fully justified under United States law, the outcome of the appeals remains uncertain.

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

U. S. Steel continues to actively pursue the termination of unfair suspension agreements that allow foreign nations to import steel at less than fair value. On October 17, 2014, the DOC notified the Russian Economy Ministry that the United States shall terminate the 1999 Hot-rolled Steel Suspension Agreement in 60 days. An estimated 900,000 tons of Russian imported hot rolled steel at average unit values significantly below steel produced in the United States is expected to flow into the United States market this year. On December 16, 2014, duties of 73.59% for Severstal and 184.56% for all other Russian producers and exporters will take effect.

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
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2014. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION
SUPPLEMENTAL STATISTICS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2014	2013	2014	2013
SEGMENT INCOME (LOSS) FROM OPERATIONS:
Flat-rolled	$347	$82	$462	$18
U. S. Steel Europe	29	(32)	99	16
Tubular	69	49	140	158
Total reportable segments	445	99	701	192
Other Businesses	34	14	64	62
Items not allocated to segments:
Postretirement benefit expense	(26)	(55)	(90)	(165)
Other items not allocated to segments:
Loss on deconsolidation of U. S. Steel Canada and other charges	(413)	—	(413)	—
Impairment of carbon alloy facilities	(199)	—	(199)	—
Write-off of pre-engineering costs	(37)	—	(37)	—
Gain on sale of real estate assets	55	—	55	—
Litigation reserves	—	—	(70)	—
Loss on assets held for sale	—	—	(14)	—
Curtailment gain	—	—	19	—
Goodwill impairment	—	(1,783)	—	(1,783)
Supplier contract dispute settlement	—	23	—	23
Total income from operations	$(141)	$(1,702)	$16	$(1,671)
CAPITAL EXPENDITURES
Flat-rolled	$56	$72	$158	$248
U. S. Steel Europe	23	14	58	32
Tubular	13	19	60	42
Other Businesses	4	2	6	6
Total	$96	$107	$282	$328
OPERATING STATISTICS
Average realized price: ($/net ton) (a)
Flat-rolled	$777	$752	$771	$731
U. S. Steel Europe	671	714	691	711
Tubular	1,567	1,543	1,508	1,536
Steel Shipments:(a)(b)
Flat-rolled	3,692	3,428	10,893	11,174
U. S. Steel Europe	987	861	3,071	2,971
Tubular	428	459	1,296	1,343
Raw Steel Production:(b)
Flat-rolled	4,675	4,261	13,298	13,393
U. S. Steel Europe	1,111	1,032	3,475	3,393
Raw Steel Capability Utilization: (c)
Flat-rolled	86%	70%	81%	74%
Flat-rolled U.S. Facilities (d)	85%	87%	80%	88%
U. S. Steel Europe	88%	82%	93%	91%

(a)	Excludes intersegment transfers.

(b)	Thousands of net tons.

(c)
Based on annual raw steel production capability of 22.0 million net tons for Flat-rolled and 5.0 million net tons for USSE. Prior to the permanent shut down of the iron and steelmaking facilities at Hamilton Works on December 31, 2013, annual raw steel production capability for Flat-rolled was 24.3 million net tons. Subsequent to the CCAA filing and deconsolidation of USSC, annual raw steel production capability for Flat-rolled is 19.4 million tons. The quarter and nine months ended September 30, 2014 shipments and raw steel production amounts for Flat-rolled do not include USSC after September 15, 2014.

(d)	AISI capability utilization rates include our U.S. facilities (Gary Works, Great Lakes Works, Mon Valley Works, Granite City Works and Fairfield Works).

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
GENERAL LITIGATION
In a series of lawsuits filed in federal court in the Northern District of Illinois beginning September 12, 2008, individual direct or indirect buyers of steel products have asserted that eight steel manufacturers, including U. S. Steel, conspired in violation of antitrust laws to restrict the domestic production of raw steel and thereby to fix, raise, maintain or stabilize the price of steel products in the United States.  The cases are filed as class actions and claim damages related to steel product purchases during the time period of April 1, 2005 to December 31, 2007.  A Hearing on class certification was completed in April of 2014. On July 10, 2014, preliminary approval of U. S. Steel's $58 million settlement agreement was granted by the Court. By Order dated October 21, 2014, the Court entered final approval of the settlement agreement.
ENVIRONMENTAL PROCEEDINGS
Gary Works
On March 4, 2010, the EPA notified U. S. Steel that the requirements of the January 26, 1998 Clean Water Act (CWA) consent decree in United States of America v. USX (Northern District of Indiana) had been satisfied. A joint motion to terminate the CWA consent decree was granted by the court on June 25, 2012, thereby terminating the consent decree in its entirety. As of September 30, 2014, project costs have amounted to $61 million. Remaining obligations related to the Grand Calumet River also include Corrective Action Management Unit (CAMU) maintenance. In total, the accrued liability for the above projects based on the estimated remaining costs was approximately $489,000 at September 30, 2014.
At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal (HWD) sites: D5, along with an adjacent solid waste disposal unit, Terminal Treatment Plant (TTP) Area; T2; and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. The Indiana Department of Environmental Management (IDEM) has approved the closure plans for all three sites. Field work for the HWD-2 and Refuse Area Project continues. Closure is complete at D5, TTP and T2, with IDEM approval of the closure certification reports on February 1, 2012 (D5), April 3, 2012 (TTP) and November 1, 2012 (T2). As of September 30, 2014, the accrued liability for estimated costs to close these sites is approximately $10 million.
On October 23, 1998, the EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a RCRA Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to the EPA. Through September 30, 2014, U. S. Steel has spent $56.3 million for corrective action studies, Vessel Slip Turning Basin interim measures and other corrective actions.
U. S. Steel received notification from the EPA in September 2014 that the requirement for conducting a Perimeter Groundwater Monitoring Program as defined in the Order had been satisfied. U. S. Steel continues to conduct focused groundwater assessment work previously identified by the Program and approved by the EPA. U. S. Steel has completed fieldwork associated with a Baseline Ecological Risk Assessment work plan for sediments in the East Breakwater Area and submitted a summary report of the investigative work to the EPA in January 2014. U. S. Steel has completed portions of an Interim Stabilization Measure to address certain components of the East Side Groundwater Solid Waste Management Area as required by the Order. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for projects is approximately $33 million as of September 30, 2014, based on the estimated remaining costs.
U. S. Steel started up the innovative technology of the Carbon Alloy Synthesis Product (CASP) C Module in November 2012. U. S. Steel conducted limited compliance testing, consistent with the requirements of the permit for CASP and as otherwise required by IDEM. Based upon the test data, U. S. Steel advised IDEM that U. S. Steel cannot certify that it is continuously meeting the applicable emission limits for the CASP C Module. During the third quarter of 2014, U. S. Steel permanently idled the CASP module. However, U. S. Steel continues to negotiate compliance and permit issues that arose during CASP C module start-up operations.

Mon Valley Works

On October 23, 2013, the Allegheny County Health Department (ACHD) issued a notice of violation (NOV) to U. S. Steel regarding emissions from its C Battery quench tower. In the NOV, ACHD alleges that based upon stack testing data, the sulfur compound emissions from the quench tower exceeded those authorized by the corresponding installation permit. U. S. Steel notified ACHD that it cannot continuously meet the sulfur compound emission limits from the pushing operations and the underfire stack at C Battery, and that it cannot certify continuous compliance with permit requirements associated with charging emissions from C Battery. On August 7, 2014, U. S. Steel and ACHD entered into an administrative Consent Order and Agreement in which U. S. Steel agreed to (and subsequently did) submit a permit application to correct the emission limits for pushing, quenching, and the underfire stacks; comply with the charging limit by October 31, 2015; and pay a civil penalty of $300,000. $150,000 of this penalty has been paid and the remaining $150,000 is due by December 31, 2015. To enable U. S. Steel to certify continuous compliance with the charging emissions, U. S. Steel has trialed a system to equalize gas pressure between ovens. The trials have proven to be successful. It is reasonably possible the installed cost for the new system could be as much as $5 million to $10 million, which will be incurred by the vendor responsible for the design of the C Battery.
Midwest Plant
A former disposal area located on the east side of the Midwest Plant was designated a SWMU (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. U. S. Steel submitted a Closure Plan to IDEM recommending consolidation and “in-place” closure of the East Side SWMU. IDEM approved the Closure Plan in January 2010. Implementation of the Closure Plan began during the third quarter of 2010 and fieldwork was completed early in the second quarter of 2011. A full vegetative cover over the project area is in place and the Closure Completion Report was approved by IDEM on November 21, 2011. As of September 30, 2014, $4.4 million has been spent on the project. The remaining cost is estimated to be $159,000 for post construction monitoring work and was recorded as an accrued liability as of September 30, 2014.
Fairless Plant
In January 1992, U. S. Steel commenced negotiations with the EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform an RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. The cost to U. S. Steel to continue to maintain the interim measures, develop a Phase II/III RFI Work Plan and implement certain corrective measures is estimated to be $513,000. It is reasonably possible that additional costs of as much as $25 million to $40 million may be incurred at this site in combination with four other projects. See Note 21 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”
Fairfield Works
A consent decree was signed by U. S. Steel, the EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM), with the approval of the EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. The Phase I RFI for waste disposed of at the Exum Materials Management Area was voluntarily implemented in October 2011 and completed in December 2011 with a final completion report submitted to ADEM in June 2012. A Phase II RFI for the Fairfield Facility property was completed in December 2012 and the completion report was submitted to ADEM in the third quarter of 2013. In total, the accrued liability for remaining work under the Corrective Action Program, including the former Ensley facility, was $256,000 at September 30, 2014, based on estimated remaining costs. It is reasonably possible that additional costs of as much as $25 million to $40 million may be incurred at this site in combination with four other projects. See Note 21 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations
In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (OEPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Area of Contamination was submitted in March 2012. A revised Phase II workplan that addresses additional soil investigations, site wide groundwater and the pipe mill lagoon was submitted to the OEPA in July 2013 and approved in December 2013. Perimeter groundwater monitoring wells were installed in June 2014 and the first round of sampling has been completed. As of September 30, 2014, U. S. Steel has spent $954,000 on studies at this site. Costs to complete additional projects are estimated to be $286,000. It is reasonably possible that additional costs of as much as $25 million to $40 million may be incurred at this site in combination with four other projects. See Note 21 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”
Construction and start-up of a seep collection system at the D2 landfill was completed in late 2011. The system was required by OEPA as part of a revised Post-Closure Care Plan for the landfill. Based on subsequent system influent and effluent water quality data, installation of additional seep water treatment equipment was necessary to meet future permit limits. A permit to install was submitted to and approved by the OEPA during the fourth quarter of 2012. The equipment was installed and the expanded system has been operational since December 2013. As of September 30, 2014, project costs have amounted to $1.9 million. No additional expenditures are expected on this matter.

Great Lakes Works
On February 13, 2007, Michigan Department of Environmental Quality (MDEQ) and U. S. Steel agreed to an Administrative Consent Order that resolves alleged violations of CWA National Pollutant Discharge Elimination System permits at the Great Lakes Works facility. As required by the Consent Order, U. S. Steel has paid a civil penalty of $300,000 and has reimbursed MDEQ $50,000 in costs. The Consent Order identified certain compliance actions to address the alleged violations. U. S. Steel has completed identified work on these compliance actions. As of September 30, 2014, $1.8 million has been spent on the project, and no additional expenditures are expected on this matter.

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
Granite City Works
U. S. Steel received two Violation Notices, dated February 20, 2004 and March 25, 2004, for air violations at the coke batteries, the blast furnace and the steel shop at our Granite City Works facility. All of the issues have been resolved except for an issue relating to air emissions that occurs when coke is pushed out of the ovens, for which a compliance plan has been submitted to the Illinois Environmental Protection Agency (IEPA). On December 18, 2007, U. S. Steel and IEPA entered into a Consent Order, (State of Illinois ex. rel. Lisa Madigan vs. United States Steel Corporation), which resolved the issues raised in the two Violation Notices. The Consent Order required that U. S. Steel: (1) pay a penalty of $300,000, which U. S. Steel paid on January 10, 2008; (2) demonstrate compliance with Coke Oven Pushing Operations in accordance with the compliance schedule provided in the Order; (3) comply with the basic oxygen furnace (BOF) opacity emissions in accordance with the schedule provided in the Consent Order; and (4) submit to the IEPA a revised permit application with the correct sulfur dioxide emission factors. In February 2011, U. S. Steel demonstrated compliance with the applicable requirements, and in March 2011 U. S. Steel certified compliance with the applicable regulations. U. S. Steel continues to negotiate permit modifications to address the blast furnace gas sulfur dioxide emission factor as required by the Consent Order.
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
To comply with the Illinois State Nitrogen Oxide (NOx) Reasonable Available Control Technology rule, U. S. Steel will install Flue Gas Recirculation and Continuous Emission Monitors on Boilers 11 and 12 at Granite City Works with expenditures of approximately $4 million. U. S. Steel has evaluated and will install a NOx continuous emissions monitor for the slab reheat furnaces with expenditures of approximately $1 million.
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
On May 28, 2014, a Violation Notice was received from the IEPA alleging that U. S. Steel violated the IEPA regulations and permit conditions for particulate matter issues at the continuous caster, the coke plant, and the coal pulverizer unit. A written response to IEPA was sent on July 11, 2014 confirming that U. S. Steel is reviewing the matter.
Minnesota Ore Operations
On February 6, 2013, the EPA published a Federal Implementation Plan (FIP) that applies to taconite facilities in Minnesota. The FIP establishes and requires the use of low NOx burners on indurating furnaces as Best Available Retrofit Technology. While U. S. Steel has already installed low NOx burners on two furnaces at Minntac and is currently obligated to install low NOx burners on the three other furnaces at Minntac pursuant to existing agreements and permits, the rule would require the installation of low NOx burners on the one furnace at Keetac for which U. S. Steel did not have an otherwise existing obligation. U. S. Steel estimates the expenditures associated with the installation of low NOx burners of as much as $35 million to $45 million. On June 14, 2013, the Eighth Circuit Court of Appeals stayed the effectiveness of the FIP. The EPA also published a final rule denying the approval of the Minnesota SIP, which did not require the installation of low NOx burners and determined the applicable Best Available Retrofit Technology on a case-by-case basis. U. S. Steel and other taconite facilities have petitioned the EPA for reconsideration of the final rule denying the SIP, and have also petitioned the Eighth Circuit for judicial review of the final rule. U. S. Steel continues to negotiate with the EPA to resolve the issues identified in the petitions.
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
Geneva Works
At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality. As of September 30, 2014, U. S. Steel has spent $18 million to complete remediation on certain areas of the site. Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit. U. S. Steel has an accrued liability of $64 million as of September 30, 2014, for our estimated share of the remaining costs of remediation.
Duluth Works
The former U. S. Steel Duluth Works site was placed on the National Priorities List under CERCLA in 1983 and on the State of Minnesota’s Superfund list in 1984. Liability for environmental remediation at the site is governed by a Response Order by Consent executed with the MPCA in 1985 and a Record of Decision signed by MPCA in 1989. As of September 30, 2014, U. S. Steel has spent $24 million to complete remediation on certain areas of the site. Current activity at the site is focused on completing the feasibility study and remedial design of the two St. Louis River Estuary Operable Units (OUs) along with completing a feasibility study on several Upland OUs, as defined by the MPCA in the 2008 5-year review of this site. As of September 30, 2014, the accrued liability for this project totaled approximately $51 million.
Municipal Industrial Disposal Company (MIDC)
MIDC was a licensed disposal facility where U. S. Steel disposed coal tar and other wastes. The site was mismanaged by the operator and subsequently on August 30, 2002, U. S. Steel entered into a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection to address the environmental issues at the site. While U. S. Steel was not the only entity to use the facility, U. S. Steel is the single remaining viable company responsible for the cleanup. An engineered remedy for the three locations at the site requiring remediation was implemented in July 2011 and completed in December 2011. The final completion report was submitted to the agency in December 2012. Five quarters of ground water monitoring were completed in order to submit a base line ground water quality report to the agency in 2014. As of September 30, 2014, U. S. Steel has spent $12 million related to the project. The remaining cost of the project is estimated to be $158,000 and was recorded as an accrued liability as of September 30, 2014.
USS-POSCO Industries (UPI)
At UPI, a joint venture between subsidiaries of U. S. Steel and POSCO, corrective measures have been implemented for the majority of the former SWMUs. Prior to the formation of UPI, U. S. Steel owned and operated the Pittsburg, California facility and retained responsibility for the existing environmental conditions. Seven SWMUs remain at the facility. Based on their constituents, six of these SWMUs have been combined into two groups of three, while one SWMU remains a single entity. Investigation of the single SWMU is complete and an engineered remedy was defined to account for the costs associated with implementing U. S. Steel's preferred remedy. Investigation for the second SWMU group is also complete with recommendations, limited to future monitoring only, currently being discussed with the California Department of Toxic Substances Control (DTSC). Evaluations continue for the remaining SWMU group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the DTSC. As of September 30, 2014, $7 million remains for ongoing environmental studies, investigations and remedy implementation. It is reasonably possible that additional costs of as much as $25 million to $40 million may be incurred at this site in combination with four other projects at various locations. See Note 21 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”
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
Other
In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation was essentially completed in 2007 and U. S. Steel and SSB continue to work with KDHE to address the remaining issues. As such, the Consent Order was amended on May 3, 2013, to investigate potential contamination beyond the boundary of the former zinc smelting operation. As of September 30, 2014, an accrual of $886,000 remains available for addressing these outstanding issues.
In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel’s allocated share is approximately 16 percent. The Remedial Action Plan for the site was approved by TCEQ in June 2009. Implementation of remedial measures was initiated in July 2010 and all fieldwork was completed in November 2011. On March 18, 2013, TCEQ approved the Response Action Completion Report. The accrued liability for U. S. Steel’s share to implement the post-closure monitoring program was $324,000 as of September 30, 2014.
In May 2010, MPCA notified Canadian National Railroad Company (CN) of apparent environmental impacts on their property adjacent to the former U. S. Steel Duluth Works. U. S. Steel subsequently obtained information indicating U. S. Steel’s connection to the site as well as reviewed a site investigation report that CN prepared and submitted to MPCA in August 2011. On December 6, 2011, U. S. Steel agreed to purchase the site and to take responsibility for addressing the identified environmental impacts. The property transaction was closed on June 26, 2012. The site was enrolled into the MPCA Voluntary Investigation and Cleanup Program in May 2014. As of September 30, 2014, U. S. Steel has an accrued liability of approximately $2 million.
U. S. Steel is identified as a PRP at the former Breslube-Penn operating site, an oil recycling and solvent recovery operation located in Coraopolis, PA. U. S. Steel’s allocated share of the cost among the participating PRPs is approximately 29 percent. A Record of Decision was issued by the EPA in August 2007 and a Consent Decree to perform a Remedial Design/Remedial Action was entered by the court in September 2009. EPA approved the Remedial Design on May 1, 2014, and construction of the remedy began in late May 2014. As of September 30, 2014, U. S. Steel has an accrued liability of approximately $2 million reflecting U. S. Steel’s share of the cost to implement remedial measures at the site.
ASBESTOS LITIGATION
At September 30, 2014, U. S. Steel was a defendant in approximately 830 active cases involving approximately 3,460 plaintiffs. As of December 31, 2013, U. S. Steel was a defendant in approximately 720 active cases involving approximately 3,320 plaintiffs. For the period ended September 30, 2014, settlements and dismissals resulted in the disposition of approximately 110 claims and U. S. Steel paid approximately $5 million in settlements. New filings added approximately 250 claims.
About 2,630, or approximately 76 percent, of these claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. Most of the claims filed in recent years involve individual or small groups of claimants.
Historically, these claims against U. S. Steel fall into three major groups: (1) claims made by persons who allegedly were exposed to asbestos at U. S. Steel facilities (referred to as “premises claims”); (2) claims made by industrial workers allegedly exposed to products formerly manufactured by U. S. Steel; and (3) claims made under certain federal and general maritime laws by employees of former operations of U. S. Steel. The ultimate outcome of any claim depends upon a myriad of legal and factual issues including: whether the plaintiff can prove actual disease, if any; actual exposure, if any, to U. S. Steel products; the duration of exposure to asbestos, if any, on U. S. Steel’s premises; and the plaintiff’s exposure to other sources of asbestos. In general, the only insurance available to U. S. Steel with respect to asbestos claims is excess casualty insurance, which has multi-million dollar self-insured retentions. To date, U. S. Steel has received payments for a certain minority of claims.
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
The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims	Amounts Paid to Resolve Claims (in millions)
December 31, 2011	3,090	130	275	3,235	$8
December 31, 2012	3,235	190	285	3,330	$15
December 31, 2013	3,330	250	240	3,320	$11
September 30, 2014	3,320	110	250	3,460	$5
The amount U. S. Steel has accrued for pending asbestos claims is not material to U. S. Steel’s consolidated financial position. U. S. Steel does not accrue for unasserted asbestos claims because it is not possible to determine whether any loss is probable with respect to such claims or even to estimate the amount or range of any possible losses. The vast majority of pending claims against us allege so-called “premises” liability-based exposure on U. S. Steel’s current or former premises. These claims may be made by an indeterminable number of people such as truck drivers, railroad workers, salespersons, contractors and their employees, government inspectors, customers, visitors and even trespassers. In most cases, the claimant was exposed to asbestos in non-U. S. Steel settings, the relative periods of exposure between U. S. Steel and non-U. S. Steel settings vary with each claimant, and the strength or weakness of the causal link between U. S. Steel exposure and any injury vary widely as do the nature and severity of the injury claimed.

U. S. Steel is unable to estimate the ultimate outcome of asbestos-related lawsuits, claims and proceedings due to the unpredictable nature of personal injury litigation. Despite this uncertainty, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial condition, although the resolution of such matters could significantly impact the consolidated results of operations for a particular period. Among the factors considered in reaching this conclusion are: (1) it has been many years since U. S. Steel employed maritime workers or manufactured or sold asbestos containing products, (2) most asbestos containing material was removed or remediated at U. S. Steel facilities many years ago, and (3) U. S. Steel’s history of trial outcomes, settlements and dismissals.
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
October 29, 2014
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.