Form 10-K
period 2014-12-31
UNITED STATES STEEL CORP
filed 2015-02-24
CIK 1163302

2014
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes              No     ☑
Aggregate market value of Common Stock held by non-affiliates as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter): $3.8 billion. The amount shown is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.
There were 145,660,794 shares of United States Steel Corporation Common Stock outstanding as of February 19, 2015.
Documents Incorporated By Reference:
Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated into Part III.

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

PART I

Item 1. BUSINESS

United States Steel Corporation (U. S. Steel) is an integrated steel producer of flat-rolled and tubular products with major production operations in North America and Europe. An integrated steel producer uses iron ore and coke as primary raw materials for steel production. U. S. Steel has annual raw steel production capability of 24.4 million net tons (19.4 million tons in the United States and 5 million tons in Europe), which reflects a reduction of 4.9 million tons as a result of the deconsolidation of U. S. Steel Canada Inc.(USSC) on September 16, 2014 as noted below and the permanent shut down of the iron and steelmaking facilities at USSC's Hamilton Works on December 31, 2013. According to worldsteel Association’s latest published statistics, U. S. Steel was the thirteenth largest steel producer in the world in 2013. U. S. Steel is also engaged in other business activities consisting primarily of railroad services and real estate operations.

During 2014, we have progressed along our transformation journey at U. S. Steel to execute on our stockholder value creation strategy: earn the right to grow, and drive and sustain profitable growth. Through a disciplined approach we refer to as “The Carnegie Way,” we continue working toward strengthening our balance sheet, with a strong focus on cash flow, and have launched a series of initiatives that we believe will enable us to add value, right-size the Company, and improve our performance across our core business processes, including commercial, supply chain, manufacturing, procurement, innovation, and operational and functional support. We are on a mission to become an iconic industry leader, as we define and create a sustainable competitive advantage with a relentless focus on economic profit, our customers, our cost structure and innovation with talented teams of motivated employees.

On September 16, 2014, USSC, a wholly owned subsidiary of U. S. Steel, applied for relief from its creditors pursuant to Canada’s Companies’ Creditors Arrangement Act (CCAA). As a result of USSC filing for CCAA protection (CCAA filing), U. S. Steel determined that USSC and its subsidiaries would be deconsolidated from U. S. Steel’s financial statements on a prospective basis effective as of the date of the CCAA filing. We recorded a total non-cash charge of $416 million in 2014 related to the deconsolidation of USSC and other charges.

Location Overview

Flat-rolled Segment

- 1 Gary Works
- 2 Great Lakes Works
- 3 4 Mon Valley Works
- 5 Granite City Works
- 6 Fairfield Works
- 7 Minntac
- 7 Keetac
- 7 Hibbing Taconite
- 8 Tilden Mining
- 9 USS-POSCO
- 10 PRO-TEC
- 2 DESCO
- 11 Double G
- 2 12 Worthington Specialty Processing
- 1 Feralloy Processing Company
- 13 14 15 Acero Prime
- 1 Chrome Deposit*
- 2 Automotive Center

Tubular Segment

- 6 Fairfield Tubular
- 16 Lorain Tubular
- 17 Bellville Operations
- 18 Lone Star Tubular
- 17 U. S. Steel Tubular Products Innovation and Technology Center
- 18 19 Wheeling Machine Products
- 20 Patriot Premium Threading Services
- 3 McKeesport Tubular Operations
- 9 United Spiral Pipe

USSE Segment

- 21 U. S. Steel Košice

Administrative and Research

- 3 Corporate Headquarters
- 3 Research and Technology Center
- 17 U. S. Steel Tubular Products Innovation
- 21 USSE Research

Northwest Territories
Nunavut
Alberta
Saskatchewan
Manitoba
Canada
British Columbia
Ontario
Quebec
Newfoundland & Labrador
P.E.I.
New Brunswick
Nova Scotia
Washington
Montana
North Dakota
Minnesota
Wisconsin
Michigan
Oregon
Idaho
South Dakota
Wyoming
Iowa
Nebraska
Illinois
Indiana
Ohio
Pennsylvania
New York
Maine
VT
NH
Massachusetts
CT
RI
NJ
MD
DE
WV
Nevada
Utah
Colorado
Kansas
Missouri
Kentucky
Virginia
North Carolina
United States
California
Arizona
New Mexico
Oklahoma
Arkansas
Tennessee
Texas
MS
Alabama
Georgia
South Carolina
Louisiana
Florida
Mexico

U. K.
Ireland
Denmark
Estonia
Latvia
Lithuania
Poland
Belarus
Neth.
Belgium
Lux.
Germany
Ukraine
Czech Rep.
Slovakia
Austria
Liech.
Switz.
Slovenia
Hungary
Mold.
Croatia
Romania
France
Bosnia & Herz.
Serbia
San Mar.
Italy
Bulgaria
And.
Mont.
Mace.
Albania
Portugal
Greece
Spain
Malta

*Chrome Deposit locations are near major steel mills and are not all reflected on the map above.

NOTE: U. S. Steel Canada and its subsidiaries are not reflected above as they have been deconsolidated from U. S. Steel's financial results as of the end of the day on September 15, 2014.

Map of Europe not drawn to scale

Segments

U. S. Steel has three reportable operating segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE) and Tubular Products (Tubular). The results of our railroad and real estate businesses that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

The Flat-rolled segment includes the operating results of U. S. Steel’s integrated steel plants and equity investees in the United States and Canada (prior to the deconsolidation of USSC as a result of the CCAA filing) involved in the production of slabs, rounds, strip mill plates, sheets and tin mill products, as well as all iron ore and coke production facilities in the United States and Canada (prior to the deconsolidation of USSC). These operations primarily serve North American customers in the service center, conversion, transportation (including automotive), construction, container, and appliance and electrical markets. Flat-rolled also supplies steel rounds and hot-rolled bands to Tubular.

Subsequent to USSC's CCAA filing on September 16, 2014, the Flat-rolled segment information does not include USSC. After the deconsolidation of USSC, transactions between U. S. Steel and USSC are considered related party transactions.

Effective January 1, 2015, the Flat-rolled segment has been realigned to better service customer needs through the creation of commercial entities to specifically address customers in the automotive, consumer, industrial, service center and mining market sectors. This realignment will not affect the Company's reportable segments as they currently exist. For further information, see Item 1. Business Strategy.

Flat-rolled has annual raw steel production capability of 19.4 million tons. Prior to the CCAA filing and deconsolidation of U.S. Steel Canada in September 2014 and the permanent shut down of the iron and steelmaking facilities at Hamilton Works in December 2013, annual raw steel production capability for Flat-rolled was 22.0 million tons and 24.3 million tons, respectively. Raw steel production was 17.0 million tons in 2014, 17.9 million tons in 2013, and 19.1 million tons in 2012. Raw steel production averaged 80 percent of capability in 2014, 74 percent of capability in 2013 and 78 percent of capability in 2012.

The USSE segment includes the operating results of U. S. Steel Košice (USSK), U. S. Steel’s integrated steel plant and coke production facilities in Slovakia. Prior to January 31, 2012, the USSE segment also included the operating results of U. S. Steel Serbia d.o.o. (USSS), which was sold on January 31, 2012. USSE primarily serves customers in the European construction, service center, conversion, container, transportation (including automotive), appliance and electrical, and oil, gas and petrochemical markets. USSE produces and sells slabs, sheet, strip mill plate, tin mill products and spiral welded pipe, as well as heating radiators and refractory ceramic materials.

USSE has annual raw steel production capability of 5.0 million tons. USSE’s raw steel production was 4.8 million tons in 2014, 4.6 million tons in 2013, and 4.5 million tons in 2012. USSE’s raw steel production averaged 96 percent of capability in 2014, 92 percent of capability in 2013 and 87 percent of capability in 2012.

The Tubular segment includes the operating results of U. S. Steel’s tubular production facilities, primarily in the United States, and equity investees in the United States and Brazil. These operations produce and sell seamless and electric resistance welded (ERW) steel casing and tubing (commonly known as oil country tubular goods or OCTG), standard and line pipe and mechanical tubing and primarily serve customers in the oil, gas and petrochemical markets. Tubular’s annual production capability is 2.8 million tons and U. S. Steel is the largest supplier of OCTG to the combined U.S. and Canadian market. U. S. Steel Tubular Products, Inc. (USSTP) is designing and developing a range of premium and semi-premium connections to address the growing needs for technical solutions to our end users' well site production challenges. USSTP also offers rig site services, which provides the technical expertise for proper installation of our tubular products and proprietary connections at the well site.

For further information, see Note 3 to the Consolidated Financial Statements.

Financial and Operational Highlights

Net Sales

Net Sales by Segment

(Dollars in millions, excluding intersegment sales)	2014	2013	2012
Flat-rolled	$11,708	$11,572	$12,908
USSE	2,891	2,941	2,949
Tubular	2,772	2,772	3,283
Total sales from reportable segments	17,371	17,285	19,140
Other Businesses	136	139	188
Net sales	$17,507	$17,424	$19,328

Income (Loss) from Operations by Segment(a)

	Year Ended December 31,
(Dollars in Millions)	2014	2013	2012
Flat-rolled(b)	$709	$105	$400
USSE	133	28	34	(c)
Tubular	261	190	366
Total income from reportable segments	1,103	323	800
Other Businesses	82	77	55
Reportable segments and Other Businesses income from operations	1,185	400	855
Postretirement benefit expenses (b), (d)	(114)	(221)	(297)
Other items not allocated to segments:
Loss on deconsolidation of U. S. Steel Canada and other charges	(416)	—	—
Impairment of carbon alloy facilities (e)	(195)	—	—
Litigation reserves	(70)	—	—
Write-off of pre-engineering costs (e)	(37)	—	—
Loss on assets held for sale (e)	(14)	—	—
Gain on sale of real estate assets	55	—	—
Curtailment gain	19	—	—
Impairment of goodwill	—	(1,806)	—
Restructuring and other charges	—	(248)	—
Environmental remediation charge	—	(32)	—
Write-off of equity investment	—	(16)	—
Supplier contract dispute settlement	—	23	15
Net loss on the sale of assets	—	—	(310)
Labor agreement lump sum payments	—	—	(35)
Property tax settlements	—	—	19
Total income (loss) from operations	$413	$(1,900)	$247

(a)	See Note 3 to the Consolidated Financial Statements for reconciliations and other disclosures required by Accounting Standards Codification Topic 280.

(b)	Excludes the results of USSC beginning September 16, 2014 as a result of the CCAA filing. See Note 4 to the Consolidated Financial Statements.

(c)	Includes the results of USSS through the disposition date of January 31, 2012. See Note 5 to the Consolidated Financial Statements for further details.

(d)
Consists of the net periodic benefit cost elements, other than service cost and amortization of prior service cost for active employees, associated with our pension, retiree health care and life insurance benefit plans.

(e)	Included in restructuring and other charges on the Consolidated Statement of Operations. See Note 5 to the Consolidated Financial Statements for further details.

Reportable Segments and Other Businesses – Income from Operations (IFO)

Total Reportable Segments and Other Businesses
Income from Operations(a)
(a) Amounts prior to 2011 have been restated to reflect a change in our segment allocation methodology for postretirement benefit expenses.

Steel Shipments

Steel Shipments by Product and Segment (Excluding the Results of USSC Beginning on September 16, 2014)
The following table shows steel shipments to end customers, joint ventures and equity investees of U. S. Steel.

(Thousands of Tons)	Flat-rolled	USSE	Tubular	Total
Product—2014
Hot-rolled Sheets	4,909	1,374	—	6,283
Cold-rolled Sheets	4,207	518	—	4,725
Coated Sheets	3,316	775	—	4,091
Tin Mill Products	1,180	411	—	1,591
Oil country tubular goods (OCTG)	—	—	1,308	1,308
Standard and line pipe	—	62	314	376
Semi-finished and Plates	165	1,039	—	1,204
Other	131	—	122	253
TOTAL	13,908	4,179	1,744	19,831
Memo: Intersegment Shipments from Flat-rolled to Tubular
Hot-rolled sheets	863
Rounds	849
Product—2013
Hot-rolled Sheets	5,028	1,426	—	6,454
Cold-rolled Sheets	4,347	553	—	4,900
Coated Sheets	3,599	762	—	4,361
Tin Mill Products	1,204	385	—	1,589
Oil country tubular goods (OCTG)	—	—	1,370	1,370
Standard and line pipe	—	69	264	333
Semi-finished and Plates	466	805	—	1,271
Other	—	—	123	123
TOTAL	14,644	4,000	1,757	20,401
Memo: Intersegment Shipments from Flat-rolled to Tubular
Hot-rolled sheets	923
Rounds	776
Product—2012
Hot-rolled Sheets	5,733	1,197	—	6,930
Cold-rolled Sheets	4,476	558	—	5,034
Coated Sheets	3,490	772	—	4,262
Tin Mill Products	1,220	388	—	1,608
Oil country tubular goods (OCTG)	—	—	1,339	1,339
Standard and line pipe	—	82	396	478
Semi-finished and Plates	1,055	819	—	1,874
Other	—	—	151	151
TOTAL	15,974	3,816	1,886	21,676
Memo: Intersegment Shipments from Flat-rolled to Tubular
Hot-rolled sheets	938
Rounds	865
Memo: Intersegment Shipments from USSE to Flat-rolled
Slabs	249

Steel Shipments by Market and Segment (Excluding the Results of USSC Beginning on September 16, 2014)
The following table does not include shipments to end customers by joint ventures and other equity investees of U. S. Steel. Shipments of materials to these entities are included in the “Further Conversion – Joint Ventures” market classification. No single customer accounted for more than 10 percent of gross annual revenues.

(Thousands of Tons)	Flat-rolled	USSE	Tubular	Total
Major Market – 2014
Steel Service Centers	2,578	682	—	3,260
Further Conversion – Trade Customers	4,013	299	—	4,312
– Joint Ventures	1,519	—	—	1,519
Transportation (Including Automotive)	2,445	674	—	3,119
Construction and Construction Products	775	1,584	122	2,481
Containers	1,287	403	—	1,690
Appliances and Electrical Equipment	616	267	—	883
Oil, Gas and Petrochemicals	—	3	1,545	1,548
Exports from the United States	263	—	77	340
All Other	412	267	—	679
TOTAL	13,908	4,179	1,744	19,831
Major Market – 2013
Steel Service Centers	2,721	560	—	3,281
Further Conversion – Trade Customers	4,409	286	—	4,695
– Joint Ventures	1,664	—	—	1,664
Transportation (Including Automotive)	2,480	709	—	3,189
Construction and Construction Products	773	1,501	132	2,406
Containers	1,259	393	—	1,652
Appliances and Electrical Equipment	666	275	—	941
Oil, Gas and Petrochemicals	—	15	1,540	1,555
Exports from the United States	365	—	85	450
All Other	307	261	—	568
TOTAL	14,644	4,000	1,757	20,401
Major Market – 2012
Steel Service Centers	2,882	567	—	3,449
Further Conversion – Trade Customers	5,119	310	—	5,429
– Joint Ventures	1,823	—	—	1,823
Transportation (Including Automotive)	2,511	650	—	3,161
Construction and Construction Products	869	1,350	144	2,363
Containers	1,290	387	—	1,677
Appliances and Electrical Equipment	727	272	—	999
Oil, Gas and Petrochemicals	—	20	1,601	1,621
Exports from the United States	409	—	141	550
All Other	344	260	—	604
TOTAL	15,974	3,816	1,886	21,676

Business Strategy

During 2014, we have progressed along our transformation journey at U. S. Steel to execute on our stockholder value creation strategy: earn the right to grow, and drive and sustain profitable growth. Through a disciplined approach we refer to as “The Carnegie Way,” we continue working toward strengthening our balance sheet, with a strong focus on cash flow, and have launched a series of initiatives that we believe will enable us to add value, right-size the Company, and improve our performance across our core business processes, including commercial, supply chain, manufacturing, procurement, innovation, and operational and functional support. We are on a mission to become an iconic industry leader, as we define and create a sustainable competitive advantage with a relentless focus on economic profit, our customers, our cost structure and innovation while remaining committed to being a world leader in safety and environmental stewardship and attracting, developing and retaining a diverse workforce with the talent and skills needed for our long-term success.

As part of the Carnegie Way transformation process, beginning January 1, 2015, the Company's Flat-rolled, USSE and Tubular reportable segments will be realigned to target achieving the following strategic goals:

•	collaborate better with customers to create and deliver smarter, more innovative relationships in order to be a more customer-centric global solutions provider;

•	provide focus to Carnegie Way projects within the operating units including reliability centered maintenance and quality, with a continued commitment to safety; and

•	continue earning the right to grow by creating clearer and more focused and effective accountability.

This realignment will not affect the Company's reportable segments as they currently exist.

The Flat-rolled realignment will drive a focus on the following markets: automotive, consumer, industrial, service centers and mining.

Automotive Solutions will be based at the Company's Automotive Center in Troy, Michigan, where the company works jointly with customers to develop solutions utilizing the next generation of advanced high-strength steel to address challenges facing the automotive industry, including increased fuel economy standards and enhanced safety requirements.

Consumer Solutions will closely align with customers in the appliance, packaging, container and construction markets. Consumer Solutions will have a robust presence with our tin customers, who represent more than one quarter of this market category. Additional product lines within the market category include the Company's COR-TEN AZP®, ACRYLUME®, GALVALUME® and Weathered Metals.

Industrial Solutions will focus on the Company's customers in the pipe and tube manufacturing market, as well as the agricultural and industrial equipment markets.

Service Center Solutions will align closely with service center and distributor customers. These customers provide a critical bridge to a variety of different enterprises for the Company.

Mining Solutions will include all operations relating to the Company's Minnesota Ore Operations facilities - Minntac in Mt. Iron, MN, and Keetac in Keewatin, MN, as well as the Company's iron ore equity joint ventures. U. S. Steel's integrated steel plants will be the primary customers of Mining Solutions.

In addition to the new commercial focus, the Company will also increase its attention to Flat-rolled manufacturing operations. The emphasis will be on implementing strategic projects, including reliability centered maintenance, quality and a continued commitment to safety.

USSE will further align with the Carnegie Way transformation to accelerate USSE's focus on their customers.

The Tubular segment's commercial and manufacturing operations will also be aligned to include customer solutions for the oil and gas industry, focusing on the go-to-market tubular goods business strategy from the Company's production facilities to rig well sites.

We believe this enhanced commercial concentration will put U. S. Steel in a stronger position to be best-in-class in product innovation, customer service and solutions, as well as steel manufacturing.

Safety

We believe improving safety performance is consistent with the Company’s other strategic objectives such as improving quality, cost competiveness and customer service. Through 2014, the ten year trends for our global key safety measurements: recordable injuries, days away from work rate and severity rate showed improvement of 44 percent, 69 percent and 87 percent respectively, as shown in the following graphs.

Environmental Stewardship

U. S. Steel maintains a comprehensive environmental program. The Executive Environmental Committee, which is comprised of U. S. Steel officers and other key leaders, meets regularly to review environmental issues and compliance. The Board of Directors and the Corporate Governance and Public Policy Committee receive regular updates on environmental matters. Also, U. S. Steel, largely through the American Iron and Steel Institute (AISI), the Canadian Steel Producers Association, the worldsteel Association and the European Confederation of Iron and Steel Industries (Eurofer), is involved in the promotion of cost effective environmental strategies through the development of appropriate air, water, waste and climate change laws and regulations at the local, state, national and international levels.

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

Through the AISI, U. S. Steel has been a proponent of using Life Cycle Analysis (LCA) as a resource for our policymakers in Washington, D.C., to develop regulations that address not only energy efficiency improvement but also consider the impact material selection has on overall sustainability. LCA is a means of measuring the carbon footprint of materials and products. See our carbon strategy section below for further details.

Over the past several years, we have achieved air opacity performance improvements at our domestic coke plants. Continuous process improvements have allowed us to make environmental progress through the utilization of enhanced refractory repair programs and strategically timed maintenance on the structural integrity of our coke batteries. We have also implemented data analysis to track our coke oven performance allowing us to proactively prioritize maintenance activities. At Clairton and Granite City, we installed new low emission quench towers for both new and existing batteries. This innovative quench system employs technology that reduces particulate emissions.

All of our major production facilities have Environmental Management Systems that are certified to the ISO 14001 Standard. This standard, published by the International Organization for Standardization, provides the framework for the measurement and improvement of environmental impacts of the certified facility.

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

We are certified by the Wildlife Habitat Council (WHC) for our Corporate Lands for Learning (CLL) program at our South Taylor Environmental Park (STEP) facility near Pittsburgh, Pennsylvania, which incorporates interaction with elementary school programs in Western Pennsylvania. Gary Works and Clairton Works are also CLL-certified. In addition, the STEP, the Clairton Plant, the Irvin Plant, Gary Works, Great Lakes Works and the Keetac and Minntac facilities have certifications under the WHC Wildlife at Work Program.

Commercial Strategy

Our commercial strategy is focused on providing customer focused solutions with value-added steel products, including advanced high strength steel and coated sheets for the automotive and appliance industries, electrical steel sheets for the manufacture of motors and electrical equipment, galvanized and Galvalume® sheets for construction, tin mill products for the container industry and OCTG and premium connections for the oil and gas industry, including steel for the developing North American shale oil and gas markets. Please refer to Item I. Business Strategy for further details of our commercial entities and related strategies.

We are committed to meeting our customers’ requirements by developing new steel products and uses for steel. In connection with this commitment, we have research centers in Pittsburgh, Pennsylvania, and Košice, Slovakia. We also have an automotive center in Troy, Michigan and an innovation and technology center for Tubular products in Houston, Texas. The focus of these centers is to develop new products and work with our customers to better serve their needs. Examples of our customer focused product innovation include the development of advanced high strength steels, including Dual-Ten® and Transformation Induced Plasticity (TRIP) steels, that provide high strength to meet automobile passenger safety requirements while significantly reducing weight to meet vehicle fuel efficiency requirements; and a line of premium and semi-premium tubular connections to meet our customers’ increasingly complex needs for offshore and horizontal drilling.

Capital Projects and Other Investments

We are currently developing projects within our Flat-rolled, USSE and Tubular segments, such as facility enhancements, for advanced high strength steels and additional premium connections that will further improve our ability to support our customers’ evolving needs and increase our value added product capabilities. We are continuing our efforts to implement an Enterprise Resource Planning (ERP) system, which we anticipate will be completed in 2016, to replace our existing information technology systems, which will enable us to operate more efficiently. The ERP system is expected to provide further opportunities to streamline, standardize and centralize business processes in order to maximize cost effectiveness, efficiency and control across our domestic operations.
During 2014, management determined the Company would no longer pursue the development of its carbon alloy facilities at Gary Works or the expansion planned at its Keetac mining facility.
With reduced pricing for iron-ore, management is considering its options with respect to the Company's iron-ore position in the United States. The Company continues to explore opportunities related to the availability of reasonably priced natural gas as an alternative to coke in the iron reduction process to improve our cost competitiveness, while reducing our dependence on coal and coke. We are examining alternative iron and steelmaking technologies such as gas-based, direct-reduced iron (DRI) and electric arc furnace (EAF) steelmaking. We are currently in the permitting process for the installation of an EAF at our Fairfield Works in Alabama. We submitted air and water permit applications to the Jefferson County Department of Health and the Alabama Department of Environmental Management (ADEM), respectively, in February 2014. We are currently awaiting final determination on the applications from Jefferson County and ADEM.
The DRI process requires iron ore pellets with a lower silica content than blast furnace pellets. We have verified that our iron ore reserves are suitable for direct reduced (DR) grade pellet production and are examining the capital and engineering design requirements to produce DR grade pellets at our Minntac operations for use internally by the Company if we were to construct a DRI facility or for sale to external third parties with DRI facilities.
The foregoing statements regarding expected capital expenditures, capital projects, and expected benefits from the implementation of the ERP project are forward-looking statements. Factors that may affect our capital spending and the associated projects include: (i) levels of cash flow from operations; (ii) changes in tax laws; (iii) general economic conditions; (iv) steel industry conditions; (v) cost and availability of capital; (vi) receipt of necessary permits; (vii) unforeseen hazards such as contractor performance, material shortages, weather conditions, explosions or fires; (viii) our ability to implement these projects; and (ix) the requirements of applicable laws and regulations. There is also a risk that the projects will not be completed in a cost effective and timely manner or produce at the expected levels and within the costs currently projected. Predictions regarding benefits resulting from the implementation of the ERP project are subject to uncertainties. Actual results could differ materially from those expressed in these forward-looking statements.

Workforce

At U. S. Steel, we are committed to attracting, developing, and retaining a workforce of talented, diverse people — all working together in an environment where our employees contribute and excel as they deliver results for our Company, stockholders, customers and communities. We regularly review our human capital needs and focus on the selection, development and retention of employees in order to sustain and enhance our competitive position in the markets we serve.

Capital Structure and Liquidity

Our financial goals are to enhance our capital structure and liquidity by deploying cash strategically as we earn the right to grow, and ultimately position ourselves to meet investment grade credit rating criteria. Our cash deployment strategy includes maintaining a healthy pension plan; delivering operational excellence with a focus on safety, quality and reliability; and improving the outcomes of capital investments. In 2015, we will implement a program called "Quick Wins," to focus on low complexity, low dollar, high return capital projects while at the same time putting more focus and discipline around the business outcomes of larger, strategic projects.

During 2014, U. S. Steel paid cash to redeem the remaining $322 million principal amount of our 4% Senior Convertible Notes due May 15, 2014. We also made a voluntary contribution of $140 million to our main defined benefit pension plan. We ended 2014 with $1.4 billion of cash and cash equivalents on hand and total liquidity of $3.1 billion.

Steel Industry Background and Competition

The global steel industry is cyclical, highly competitive and has historically been characterized by overcapacity.

According to worldsteel Association’s latest published statistics, U. S. Steel was the thirteenth largest steel producer in the world in 2013. We believe we are currently the second largest integrated steel producer headquartered in North America, one of the largest integrated flat-rolled producers in Central Europe and the largest tubular producer in North America. U. S. Steel competes with many North American and international steel producers. Competitors include integrated producers, which, like U. S. Steel, use iron ore and coke as the primary raw materials for steel production, and EAF producers, which primarily use steel scrap and other iron-bearing feedstocks as raw materials. Global steel capacity has continued to increase, with some published sources estimating that steel capacity in China alone is at or is nearing one billion metric tons per year. In addition, other products, such as aluminum, plastics and composites, compete with steel in some applications.

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

U. S. Steel provides defined benefit pension and/or other postretirement benefits to approximately 110,000 current employees, retirees and their beneficiaries. Most of our other competitors do not have comparable retiree obligations.

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

Demand for energy related tubular products depends on several factors, most notably energy prices, which tend to affect the number of oil and natural gas wells being drilled, completed and re-worked, the depth and drilling conditions of these wells and the drilling techniques utilized. The level of these activities depends primarily on the demand for natural gas and oil and expectations about future prices for these commodities. Demand for our tubular products is also affected by the continuing development of shale oil and gas reserves, the level of production by domestic manufacturers, inventories maintained by manufacturers, distributors, and end users and by the level of new capacity and imports in the markets we serve.

USSE conducts business primarily in Europe. Like our domestic operations, USSE is affected by the cyclical nature of demand for steel products and the sensitivity of that demand to worldwide general economic conditions, as well as currency fluctuations. The sovereign debt issues in the European Union (EU), and the resulting economic uncertainties, can adversely affect markets. We are subject to market conditions in those areas, which are influenced by many of the same factors that affect U.S. markets, as well as matters specific to international markets such as quotas, tariffs and other protectionist measures. In addition, geopolitical tension in the region between Russia and the Ukraine may adversely affect markets in the EU and the broader region.

International competitors may have lower labor costs than U.S. producers and some are owned, controlled or subsidized by their governments, artificially reducing their costs and allowing production and pricing decisions to be influenced by political, social and economic policy considerations, as well as prevailing market conditions.
U. S. Steel remains active in its efforts to ensure that competitors are not engaging in unfair trade practices. In recent years, a significant number of steel imports have been found to violate United States or Canadian trade laws. Under these laws, antidumping duties (AD) have been imposed against dumped products, which are products sold at a price that is less than fair value. Countervailing duties (CVD) have been imposed against products that have benefited from foreign government assistance for the production, manufacture, or exportation of the product. For many years,

U. S. Steel, other producers, customers and the United Steelworkers have sought the imposition of duties and in many cases have been successful.
As in the past, U. S. Steel continues to monitor unfairly traded imports and is prepared to seek appropriate remedies against such importing countries. On July 2, 2013, U. S. Steel and eight other domestic producers filed AD and CVD petitions against imports of OCTG from India and Turkey, along with AD petitions against imports of OCTG from the Philippines, Saudi Arabia, South Korea, Taiwan, Thailand, Ukraine, and Vietnam. These petitions allege that unfairly-traded imports from the subject countries are both a cause and a threat of material injury to United States producers of OCTG.
On July 11, 2014, the U.S. Department of Commerce (DOC) announced its final determinations in both the CVD investigations of OCTG from India and Turkey and the AD investigations of India, South Korea, Philippines, Saudi Arabia, Taiwan, Thailand, Turkey, Ukraine and Vietnam. The DOC made an affirmative determination that exporters and producers in all nine countries were importing OCTG into the United States at less than fair value. The DOC calculated AD margins for all nine countries and CVD margins against India and Turkey.
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
On August 22, 2014, the U.S. International Trade Commission (ITC) voted that imports from India, South Korea, Taiwan, Turkey, Ukraine, and Vietnam caused injury to the domestic industry, but did not find injury with regards to imports from the Philippines or Thailand.
On September 10, 2014, the DOC issued AD orders against India, South Korea, Taiwan, Turkey, Ukraine, and Vietnam and CVD orders against India and Turkey. While the duties mentioned above cover 90% of the unfairly traded imports entering the U.S. markets in 2013, U. S. Steel will continue its efforts to ensure that all OCTG imports are fairly traded. As such, U. S. Steel filed an appeal to the Court of International Trade (CIT) regarding the DOC's de minimis determination on Saudi Arabian OCTG imports, as well as appeals to the ITC's negligibility finding for Thailand and the Philippines. Additionally, the respondents have filed appeals to the CIT in the OCTG case. At present, there are 26 separate appeals filed at the CIT from the OCTG determinations. At the end of 2014, South Korea filed a separate action with the World Trade Organization challenging the OCTG ruling. While U. S. Steel strongly believes that all of the imports in question were traded unfairly, and that relief is fully justified under United States law, the outcome of the appeals remains uncertain.

AD and CVD orders are generally subject to "sunset" reviews every five years and U. S. Steel actively participates in such review proceedings. In May 2014, the United States government completed the five-year sunset review of the AD and CVD orders on welded line pipe from China. The United States government decided to maintain AD and CVD orders on the welded line pipe from China. In January 2014, the United States government completed five-year sunset reviews of: (i) AD orders on hot-rolled steel from China, Taiwan, and Ukraine; and (ii) AD and CVD orders on hot-rolled steel from India, Indonesia and Thailand. In each of those reviews, the AD and CVD orders were kept in place.

In 1999, the United States entered into an agreement with Russia suspending 1998 AD orders covering hot-rolled steel. In 2014, a surge of over 900,000 tons of Russian hot-rolled steel was imported into the U. S. market at average unit values significantly below steel produced in the United States. U. S. Steel and other domestic steel producers supported the termination of the Russian Suspension Agreement. On October 17, 2014, the DOC notified the Russian Economy Ministry that the United States would terminate the 1999 Hot-rolled Steel Suspension Agreement in 60 days. On December 16, 2014, duties of 73.59% for Severstal and 184.56% for all other Russian producers and exporters went into effect. Although this may have a positive impact to U. S. Steel in North America, it may adversely affect USSE as Russia is now trying to move more into the European market, and we may potentially see an increase in imports into the EU and surrounding countries.

Steel sheet imports to the United States accounted for an estimated 22 percent of the steel sheet market in the United States in 2014, 15 percent in 2013 and 14 percent in 2012. Increases in future levels of imported steel could reduce future market prices and demand levels for steel produced in our North American facilities.

Imports of flat-rolled steel to Canada accounted for an estimated 36 percent of the Canadian market for flat-rolled steel products in 2014, 35 percent in 2013 and 34 percent in 2012.

Total imports of flat-rolled carbon steel products (excluding quarto plates and wide flats) to the 28 countries currently comprising the EU were 16 percent of the EU market in 2014, 14 percent in 2013 and 13 percent in 2012. Increases in future levels of imported steel could reduce market prices and demand levels for steel produced by USSE.

Energy related tubular products imported into the United States accounted for an estimated 52 percent of the U.S. domestic market in 2014, 49 percent in 2013 and 52 percent in 2012.

Competition from imports will continue to influence the market. U. S. Steel will continue to closely monitor imports of products in which U. S. Steel has an interest. Additional complaints are likely as unfairly-traded imports adversely impact, or threaten to adversely impact, U. S. Steel's financial results.

Facilities and Locations

Flat-rolled

Except for the Fairfield pipe facility, the operating results of all facilities within U. S. Steel’s integrated steel plants in the U.S. are included in Flat-rolled. These facilities include Gary Works, Great Lakes Works, Mon Valley Works, Granite City Works and Fairfield Works. During the third quarter 2014, USSC, an indirect wholly owned subsidiary of U. S. Steel, with unanimous approval from its Board of Directors, applied for relief from its creditors pursuant to CCAA. The Flat-rolled segment information subsequent to September 16, 2014 does not include USSC. The operating results of U. S. Steel’s coke and iron ore pellet operations and many equity investees in the United States are also included in Flat-rolled.

During 2015, U. S. Steel anticipates adjusting operating levels at several of its Flat-rolled operations as a result of unfavorable market conditions, primarily driven by dramatically lower oil prices, lower steel prices, and the impact of the stronger U.S. dollar and global overcapacity on imports and our operations. Customer order rates will determine the size and duration of any adjustments that we make at our Flat-rolled operations.

Gary Works, located in Gary, Indiana, has annual raw steel production capability of 7.5 million tons. Gary Works has one coke battery, four blast furnaces, six steelmaking vessels, a vacuum degassing unit and four slab casters. Gary Works generally consumes all the coke it produces and sells coke by-products to the chemical and raw material industries. Finishing facilities include a hot strip mill, two pickling lines, two cold reduction mills, three temper mills, a double cold reduction line, four annealing facilities and two tin coating lines. Principal products include hot-rolled, cold-rolled and coated sheets and tin mill products. Gary Works also produces strip mill plate in coil. The Midwest Plant and East Chicago Tin are operated as part of Gary Works.

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

Granite City Works, located in Granite City, Illinois, has annual raw steel production capability of 2.8 million tons. Granite City’s facilities include two coke batteries, two blast furnaces, two steelmaking vessels, two slab casters, a hot strip mill, a pickling line, a tandem cold reduction mill, a hot dip galvanizing line and a hot dip galvanizing/Galvalume® line. Granite City Works generally consumes all the coke it produces and sells coke by-products to the chemical and raw material industries. Principal products include hot-rolled and coated sheets. In February 2015, U. S. Steel made a decision to permanently close the coke making operations at Granite City Works. See Note 25 to the Consolidated Financial Statements for further details. Gateway Energy and Coke Company LLC (Gateway) constructed a coke plant, which began operating in October 2009 to supply Granite City Works under a 15 year agreement. U. S. Steel owns and operates a cogeneration facility that utilizes by-products from the Gateway coke plant to generate heat and power.

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

U. S. Steel has iron ore pellet operations located at Mt. Iron (Minntac) and Keewatin (Keetac), Minnesota with annual iron ore pellet production capability of 22.4 million tons. During 2014, 2013 and 2012, these operations produced 22.2 million, 21.7 million and 21.4 million tons of iron ore pellets, respectively.

U. S. Steel has a 14.7 percent ownership interest in Hibbing Taconite Company (Hibbing), which is based in Hibbing, Minnesota. Hibbing’s rated annual production capability is 9.1 million tons of iron ore pellets, of which our share is about 1.3 million tons, reflecting our ownership interest. Our share of 2014, 2013, and 2012 production was 1.3 million, 1.3 million and 1.4 million tons, respectively.

U. S. Steel has a 15 percent ownership interest in Tilden Mining Company (Tilden), which is based in Ishpeming, Michigan. Tilden’s rated annual production capability is 8.7 million tons of iron ore pellets, of which our share is about 1.3 million tons, reflecting our ownership interest. Our share of 2014, 2013 and 2012 production was 1.5 million, 1.1 million and 1.5 million tons, respectively.

U. S. Steel participates in a number of additional joint ventures that are included in Flat-rolled, most of which are conducted through subsidiaries or other separate legal entities. All of these joint ventures are accounted for under the equity method. The significant joint ventures and other investments are described below. For information regarding joint ventures and other investments, see Note 10 to the Consolidated Financial Statements.

U. S. Steel and POSCO of South Korea participate in a 50-50 joint venture, USS-POSCO Industries (UPI), located in Pittsburg, California. The joint venture markets sheet and tin mill products, principally in the western United States. UPI produces cold-rolled sheets, galvanized sheets, tin plate and tin-free steel from hot bands principally provided by U. S. Steel and POSCO. UPI’s annual production capability is approximately 1.5 million tons.

U. S. Steel and Kobe Steel, Ltd. of Japan participate in a 50-50 joint venture, PRO-TEC Coating Company (PRO-TEC). PRO-TEC owns and operates two hot dip galvanizing lines and a continuous annealing line (CAL) in Leipsic, Ohio, which primarily serve the automotive industry. PRO-TEC’s annual production capability is approximately 1.7 million tons. U. S. Steel's domestic production facilities supply PRO-TEC with cold-rolled sheets and U. S. Steel markets all of its products. PRO-TEC constructed and financed the CAL that began operations during the first quarter of 2013. The CAL produces high strength, lightweight steels that are an integral component in automotive manufacturing as vehicle emission and safety requirements become increasingly stringent.

U. S. Steel has a 50 percent ownership in Double Eagle Steel Coating Company (DESCO) that operates an electrogalvanizing facility located in Dearborn, Michigan. The facility coats sheet steel with free zinc or zinc alloy coatings, primarily for use in the automotive industry. DESCO’s annual production capability is approximately 870,000 tons. During the second quarter of 2013, U. S. Steel and its joint venture partner decided to dissolve the partnership with a two year dissolution period running through April 30, 2015. During the first quarter 2015, U. S. Steel entered into negotiations with a party claiming to have acquired a 50 percent ownership as U. S. Steel's partner regarding DESCO ownership and continued operations.

U. S. Steel and ArcelorMittal participate in the Double G Coatings Company, L.P. a 50-50 joint venture (Double G), which operates a hot dip galvanizing and Galvalume® facility located near Jackson, Mississippi and primarily serves the construction industry. Double G processes steel supplied by each partner and each partner markets the steel it has processed by Double G. Double G’s annual production capability is approximately 315,000 tons.

U. S. Steel and Worthington Industries, Inc. participate in Worthington Specialty Processing (Worthington), a joint venture with locations in Jackson, Canton, and Taylor, Michigan in which U. S. Steel has a 49 percent interest. Worthington slits, cuts to length, and presses blanks from steel coils to desired specifications. Worthington’s annual production capability is approximately 890,000 tons.

Chrome Deposit Corporation (CDC), a 50-50 joint venture between U. S. Steel and Court Holdings, reconditions finishing work rolls, which require grinding, chrome plating and/or texturing. The rolls are used on rolling mills to provide superior finishes on steel sheets. CDC has seven locations across the United States, with all locations near major steel plants.

Feralloy Processing Company (FPC), a joint venture between U. S. Steel and Feralloy Corporation, converts coiled hot strip mill plate into sheared and flattened plates. U. S. Steel has a 49 percent interest. The plant, located in Portage, Indiana, has annual production capability of approximately 275,000 tons.

U. S. Steel and Feralloy Corporation, participate in a joint venture, Acero Prime, S.R.L. de CV (Acero Prime). U. S. Steel has a 40 percent interest. Acero Prime has facilities in San Luis Potosi, Ramos Arizpe, and Toluca, Mexico. Acero Prime provides slitting, warehousing and logistical services. Acero Prime’s annual slitting capability is approximately 385,000 tons.

USSE

USSE consists of USSK and its subsidiaries.

USSK operates an integrated facility in Košice, Slovakia, which has annual raw steel production capability of 5.0 million tons. This facility has two coke batteries, four sintering strands, three blast furnaces, four steelmaking vessels, a vacuum degassing unit, two dual strand casters, a hot strip mill, two pickling lines, two cold reduction mills, three annealing facilities, a temper mill, a temper/double cold reduction mill, three hot dip galvanizing lines, two tin coating lines, three dynamo lines, a color coating line and two spiral welded pipe mills. USSK also has multiple slitting, cutting and other finishing lines for flat products. Principal products include hot-rolled, cold-rolled and coated sheets, tin mill products and spiral welded pipe. USSK also has facilities for manufacturing heating radiators, refractory ceramic materials and has a power plant for internal steam and electricity generation.

In addition, USSK has a research laboratory, which, in conjunction with our Research and Technology Center, supports efforts in cokemaking, electrical steels, design and instrumentation, and ecology.

Tubular

Tubular manufactures seamless and welded OCTG, standard pipe, line pipe and mechanical tubing. During 2015, U. S. Steel anticipates adjusting operating levels at several of its tubular operations as declining oil prices and rig counts have reduced demand for OCTG products. Customer order rates will determine the size and duration of any adjustments that we make at our tubular operations.

Seamless products are produced at a facility located at Fairfield Works in Fairfield, Alabama, and at two facilities located in Lorain, Ohio. The Fairfield plant has annual production capability of 750,000 tons and is supplied with steel rounds from Flat-rolled’s Fairfield Works. The Fairfield plant has the capability to produce outer diameter (O.D.) sizes from 4.5 to 9.875 inches and has quench and temper, hydrotester, threading and coupling and inspection capabilities. The Lorain facilities have combined annual production capability of 780,000 tons and consume steel rounds supplied by Fairfield Works and external sources. Lorain #3 facility has the capability to produce O.D. sizes from 10.125 to 26 inches and has quench and temper, hydrotester, cutoff and inspection capabilities. Lorain #4 facility has the capability to produce O.D. sizes from 1.9 to 4.5 inches and has quench and temper, hydrotester, threading and coupling and inspection capabilities for OCTG 6.0 casing and uses Tubular Processing in Houston for oil field production tubing finishing.

Lone Star Tubular, located in Lone Star, Texas, manufactures welded OCTG, standard pipe, line pipe and mechanical tubing products. Lone Star Tubular #1 facility has the capability to produce O.D. sizes from 7 to 16 inches. Lone Star Tubular #2 facility has the capability to produce O.D. sizes from 1.088 to 7.15 inches. Both facilities have quench and temper, hydrotester, threading and coupling and inspection capabilities. Bellville Tubular Operations, in Bellville, Texas, manufactures welded tubular products primarily for OCTG with the capability to produce O.D. sizes from 2.375 to 4.5 inches and uses Tubular Processing in Houston for oil field production tubing finishing. Lone Star Tubular and Bellville Tubular Operations have combined annual production capability of 1.0 million tons and consume hot-rolled bands from Flat-rolled’s facilities. As of August 3, 2014, the Bellville Tubular operations were indefinitely idled.

Welded products are also produced at a facility located in McKeesport, Pennsylvania. McKeesport Tubular Operations has annual production capability of 315,000 tons and consumes hot-rolled bands from Flat-rolled locations. This facility has the capability to produce, hydrotest, cut to length and inspect O.D. sizes from 8.625 to 20 inches. As of August 31, 2014, the McKeesport Tubular operations were indefinitely idled.

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

U. S. Steel, POSCO and SeAH Steel Corporation, a Korean manufacturer of tubular products, participate in United Spiral Pipe LLC (USP) which owns and operates a spiral weld pipe manufacturing facility in Pittsburg, California with annual production capability of 300,000 tons. Its diameter size range is 24 to 60 inches. U. S. Steel and POSCO each hold a 35-percent ownership interest in the joint venture, with the remaining 30-percent ownership interest held by SeAH. On February 2, 2015, the pipe making assets of USP were sold to a third party. We do not expect any significant financial impact from this sale.

We have an Innovation & Technology Center in Houston, Texas housing exhibits for six areas of interest, an amphitheater, two conference rooms and a lab-themed meeting room. Designed to serve as a training and education center for both internal and external audiences, the facility hosts events such as customer lunch-and-learn sessions, industry association meetings and employee trainings. Research and development for tubular premium connections is performed at this facility.

Other Businesses

U. S. Steel’s Other Businesses include railroad services and real estate operations.

U. S. Steel owns the Gary Railway Company in Indiana; Lake Terminal Railroad Company and Lorain Northern Company in Ohio; Union Railroad Company in Pennsylvania; Fairfield Southern Company, Inc. located in Alabama; Delray Connecting Railroad Company in Michigan and Texas & Northern Railroad Company in Texas; all of which comprise U. S. Steel’s transportation business. On February 1, 2012, U. S. Steel completed the sale of the majority of operating assets of Birmingham Southern Railroad Company and the Port Birmingham Terminal. See Note 5 to the Consolidated Financial Statements for further information. McKeesport Connecting Railroad Company merged into Union Railroad Company effective January 1, 2013.

U. S. Steel owns, develops and manages various real estate assets, which include approximately 50,000 acres of surface rights primarily in Alabama, Illinois, Maryland, Michigan, Minnesota and Pennsylvania. In addition, U. S. Steel participates in joint ventures that are developing real estate projects in Alabama, Maryland and Illinois. In August 2014, U. S. Steel sold land and mineral rights in Alabama for approximately $55 million.

Raw Materials and Energy

As an integrated producer, U. S. Steel’s primary raw materials are iron units in the form of iron ore pellets and sinter ore, carbon units in the form of coal and coke (which is produced from coking coal) and steel scrap. U. S. Steel’s raw materials supply strategy consists of acquiring and expanding captive sources of certain primary raw materials and entering into flexible supply contracts for certain other raw materials at competitive market prices which are subject to fluctuations based on market conditions at the time.

The amounts of such raw materials needed to produce a ton of steel will fluctuate based upon the specifications of the final steel products, the quality of raw materials and, to a lesser extent, differences among steel producing equipment. In broad terms, U. S. Steel consumes approximately 1.4 tons of coal to produce one ton of coke and then it consumes approximately 0.4 tons of coke, 0.3 tons of steel scrap (40 percent of which is internally generated) and 1.3 tons of iron ore pellets to produce one ton of raw steel. At normal operating levels, we also consume approximately 6 mmbtu’s of natural gas per ton produced. While we believe that these estimated consumption amounts are useful for planning purposes, substantial variations occur. They are presented to give a general sense of raw material and energy consumption related to steel production.

Carbon Strategy

Our carbon strategy in North America is to achieve the lowest cost fuel rate to produce hot metal in our blast furnaces. We have aggressively worked to adjust the coal blends that feed our coke batteries in order to use lower cost coals. We also have increased the natural gas injection capabilities on our blast furnaces to utilize the abundant supply of competitively priced natural gas to reduce costs. This strategy has improved our flexibility to use the lowest cost combination of coke, injection coal, and natural gas in our blast furnaces to achieve low cost fuel rates.

According to the American Iron and Steel Institute, relative to competing materials, steel has approximately one-fifth the carbon footprint of aluminum, one-twelfth the footprint of magnesium, and about one-ninth the footprint of carbon fiber composites. Our Advanced High Strength Steels used in today’s car affords significant light-weighting opportunities and when comparing steel to aluminum in terms of sustainability, steel has a better carbon footprint and a lower cost.

Iron Ore
Iron Ore Production(a)
(a) Includes our share of production from Hibbing and Tilden.

The iron ore facilities at Minntac and Keetac contain an estimated 912 million short tons of recoverable reserves and our share of recoverable reserves at the Hibbing and Tilden joint ventures is 50 million short tons. Recoverable reserves are defined as the tons of product that can be used internally or delivered to a customer after considering mining and beneficiation or preparation losses. Minntac and Keetac’s annual capability and our share of annual capability for the Hibbing and Tilden joint ventures total approximately 25 million tons. Through our wholly owned operations and our share of joint ventures, we have adequate iron ore pellet production to cover a significant portion of our North American needs.

We sold iron ore pellets in 2014, 2013 and 2012 to third parties. Depending on our production requirements, inventory levels and other factors we may sell additional pellets in the future. Our one remaining long-term contract for the purchase of iron ore pellets expired in December 2014.

Substantially all of USSE’s iron ore requirements are purchased from outside sources, primarily Russian and Ukrainian mining companies. However, in 2014, 2013 and some prior years, USSE also received iron ore from U. S. Steel’s iron ore facilities in North America. We believe that supplies of iron ore, adequate to meet USSE’s needs, are available at competitive market prices.

Coking Coal

All of U. S. Steel’s coal requirements for our cokemaking facilities are purchased from outside sources. U. S. Steel has entered into multi-year contracts for a portion of Flat-rolled’s coking coal requirements. Prices for these North American contracts for 2015 are set at what we believe are competitive market prices. Prices in subsequent years will be negotiated in accordance with contractual provisions on an annual basis at prevailing market prices or have fixed prices for a set time frame.

Prices for European contracts are negotiated at defined intervals (usually quarterly).

We believe that supplies of coking coal adequate to meet our needs are available from outside sources at competitive market prices. The main source of coking coal for Flat-rolled is the United States; and sources for USSE include Poland, the Czech Republic, the United States, Russia, and Ukraine.

Coke
Coke Production(a)
(a) The decrease in 2014 coke production from 2013 is primarily due to the deconsolidation of USSC and the permanent shut down of two coke batteries at Gary Works.

In North America, the Flat-rolled segment operates cokemaking facilities at the Clairton Plant of Mon Valley Works, Gary Works and Granite City Works. In February 2015, U. S. Steel made a decision to permanently close the coke making operations at Granite City Works. See Note 25 to the Consolidated Financial Statements for further details. At our Granite City Works, we also have a 15 year coke supply agreement with Gateway, which began in 2009. North America coke production also included USSC prior to the CCAA filing on September 16, 2014. Effective December 4, 2014, the Company entered into an arrangement with USSC for the conversion of U. S. Steel's coal into coke at USSC's Hamilton coke battery. The agreement has three one year terms ending on December 31, 2017, with the possibility of early termination. In Europe, the USSE segment operates cokemaking facilities at USSK. Blast furnace injection of coal, natural gas and self-generated coke oven gas is also used to reduce coke usage.

With Flat-rolled’s cokemaking facilities and the Gateway long-term supply agreement, it has the capability to be self-sufficient with respect to its annual coke requirements at normal operating levels. Coke is purchased from, sold to, or swapped with suppliers and other end-users to adjust for production needs and reduce transportation costs.

USSE can be self-sufficient for coke at normal operating levels.

Steel Scrap and Other Materials

We believe supplies of steel scrap and other alloy and coating materials required to fulfill the requirements for Flat-rolled and USSE are available from outside sources at competitive market prices. Generally, approximately 40 percent of our steel scrap requirements are internally generated through normal operations.

U. S. Steel recycles between 5 and 6 million tons of purchased and produced steel scrap every year, which is about 25 percent of our annual production. Because of steel’s physical properties, our products can be recycled at the end of their useful life without loss of quality, contributing to steel’s high recycling rate and affordability. Steel is recycled more than any other material. Comparatively, due to limitations in aluminum processing, very little recycled aluminum is included in aluminum sheet goods used for automotive or aircraft applications. This means that any increased use of aluminum sheet for high-end applications must come from GHG intensive primary aluminum, which generates significantly more GHG emissions than steel.

Limestone

All of Flat-rolled’s and USSE's limestone requirements are purchased from outside sources. We believe that supplies of limestone adequate to meet our needs are readily available from outside sources at competitive market prices.

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

We believe that adequate supplies to meet Flat-rolled’s and Tubular's needs are available at competitive market prices. We routinely execute fixed-price forward physical purchase contracts for natural gas to partially manage our exposure to natural gas price increases. During 2014, about 50 percent of our natural gas purchases in Flat-rolled were based on bids solicited on a monthly basis from various vendors; the remainder was made daily or with term agreements or with fixed-price forward physical purchase contracts.

We believe that adequate natural gas supplies to meet USSE’s needs are normally available at competitive market prices.

Both Flat-rolled and USSE use self-generated coke oven and blast furnace gas to reduce consumption of natural gas. USSE also captures and consumes converter gas from its four steelmaking vessels.

Industrial Gases

U. S. Steel, with the exception of USSE, purchases industrial gas under long-term contracts with various suppliers. USSE owns and operates its own industrial gas facilities.

Commercial Sales of Product

U. S. Steel characterizes sales as contract sales if sold pursuant to an agreement with a defined volume and pricing and a duration of longer than three months, and as spot if sold without a defined volume and pricing agreement. In 2014, approximately 68 percent, 50 percent and 53 percent of sales by Flat-rolled, USSE and Tubular, respectively, were contract sales. Some contract pricing agreements include fixed prices while others are adjusted periodically based upon published prices of steel products or cost components.
Environmental Matters

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
USSK is subject to the environmental laws of Slovakia and the European Union (EU). An EU law commonly known as Registration, Evaluation, Authorization and Restriction of Chemicals, Regulation 1907/2006 (REACH) requires registration of certain substances produced in or imported into the EU and in some cases replacements for substances currently used in our operations will have to be implemented. Although USSK is currently compliant with REACH, efforts to remain compliant could require capital investment and increase operational costs. We cannot reliably estimate the potential cost of complying with these evolving measures at this time. For further discussion of laws applicable in Slovakia and the EU and their impact on USSK, see Note 24 to the Consolidated Financial Statements "Contingencies and Commitments - Environmental Matters - European Union (EU) Environmental Requirement."
A Memorandum of Understanding (MOU) was signed in March of 2013 between U. S. Steel and the government of Slovakia. The MOU outlines areas in which the government and U. S. Steel will work together to help create a more competitive environment and conditions for USSK. Incentives the government of Slovakia agreed to provide include potential participation in a renewable energy program that provides the opportunity to reduce electricity costs as well as the potential for government grants and other support concerning investments in environmental control technology that may be required under recently adopted EU requirements to implement best available techniques to reduce environmental impacts. There are many conditions and uncertainties regarding the grants, including matters controlled by the EU, but the value as stated in the MOU could be as much as €75 million. In return, U. S. Steel agreed to achieve employment level reduction goals at USSK only through the use of natural attrition, except in cases of extreme economic conditions, as outlined in USSK's current collective labor agreement. U. S. Steel also agreed to pay the government of Slovakia specified declining amounts should U. S. Steel sell USSK within five years of signing the MOU. We continue to work closely with the government of Slovakia to monitor the progress of the respective commitments and to achieve the incentives described in the MOU.
U. S. Steel has incurred and will continue to incur substantial capital, operating and maintenance and remediation expenditures as a result of environmental laws and regulations, related to releases of hazardous materials, which in recent years have been mainly for process changes to meet CAA obligations and similar obligations in Europe. Future compliance with carbon dioxide (CO2) emission requirements may include substantial costs for emission allowances, restriction of production and higher prices for coking coal, natural gas and electricity generated by carbon based systems. Since it is difficult to predict what requirements ultimately will be imposed in the United States and Europe, it is difficult to estimate the likely impact on U. S. Steel, but it could be substantial. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of U. S. Steel’s products and services, operating results will be reduced. U. S. Steel believes that our major North American and many European integrated steel competitors are confronted with substantially similar conditions and thus does not believe that its relative position with regard to such competitors will be materially affected by the impact of environmental laws and regulations. However, if the final requirements do not recognize the fact that the integrated steel process involves a series of chemical reactions involving carbon that create CO2 emissions, our competitive position relative to mini mills will be adversely impacted. Our competitive position compared to producers in developing nations, such as China, Russia, Ukraine and India, will be harmed unless such nations require commensurate reductions in CO2 emissions. Competing materials such as plastics may not be similarly impacted. The specific impact on each competitor will vary depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to former and present operating locations and disposal of environmentally sensitive materials. Many of our competitors, including North American producers, or their successors, that have been the subject of bankruptcy relief have no or substantially lower liabilities for such environmental remediation matters.
Greenhouse Gas Emissions Regulation
The current and potential regulation of GHG emissions remains a significant issue for the steel industry, particularly for integrated steel producers such as U. S. Steel, but also increasingly for electric arc furnace (EAF) producers due to regulatory actions impacting the power generating sector. The regulation of GHGs such as CO2 emissions has either become law or is being considered by legislative bodies of many nations, including countries where we have operating facilities. In the United States, the Environmental Protection Agency (EPA) has published rules for regulating GHG emissions for certain facilities (both new and existing) and has implemented various reportable requirements as further described below.
In Utility Air Regulatory Group v. EPA, No. 11-1037 (consolidating various challenges) and Texas v. EPA, No. 10-1425, the U.S. Court of Appeals for the District of Columbia issued an opinion upholding the EPA’s authority to regulate GHGs from new or modified major sources of GHG emissions under the Prevention of Significant Deterioration (PSD) program. On appeal, in June 2014 the U.S. Supreme Court effectively upheld the EPA's authority to regulate GHG emissions from new or modified stationary sources that are required to obtain pre-construction and operating permits for non-GHG regulated air pollutants. The U.S. Supreme Court also held that the EPA may not require a source to obtain a pre-construction or operating permit solely on the basis of its potential GHG emissions. Any financial impacts on U. S. Steel are unknown at this time.
On January 8, 2014, the EPA re-proposed its New Source Performance Standards (NSPS) for GHG emissions from new electric generating units (EGUs). The re-proposed NSPS impose separate intensity-based GHG limits for new coal fired and new natural gas fired EGUs. Although the reproposed NSPS would affect only new EGUs, the potential impacts of the rule’s issuance extend beyond new sources, because the EPA has taken the position that it is obligated under Section 111(d) of the CAA to promulgate guidelines for existing sources within a category when it promulgates GHG standards for new sources. Accordingly, the EPA proposed guidance for regulating GHGs from existing fossil fueled EGUs in June 2014. The guidance imposes a two-part goal structure for existing power generation in each state. The structure is composed of an interim goal for states to meet on average over the ten-year period from

2020-2029, and a final goal that a state must meet at the end of that period in 2030 and thereafter. The final goal is to achieve a 30 percent reduction of GHG emissions by 2030 from 2005 levels. The EPA proposal lists state-specific carbon intensity rates from its power sector that are necessary to meet a state's final goal. The carbon intensity goal is defined as the total CO2 emissions from fossil fuel-fired EGUs in pounds for a given time period divided by a state's total electricity generation in megawatt hours for the same period. States are said to be given flexibility in terms of how to achieve their goal and what measures to implement. State plans must be submitted by no later than June 30, 2016. The impact these rules will have on the supply and cost of electricity to industrial consumers, especially the energy intensive industries, is being evaluated. We believe there will be increased operating costs, such as increased energy and maintenance costs, but we are currently unable to reliably estimate them.
The EPA has classified GHGs, such as CO2, as harmful gases. Under this premise, it has implemented a GHG emission monitoring and reporting requirement for all facilities emitting 25,000 metric tons or more per year of CO2, as well as equivalent CO2 quantities of methane and nitrous oxide. In accordance with EPA GHG emissions reporting requirements, reports for calendar year 2013 were completed and submitted for all required facilities by the March 31, 2014 deadline. Consistent with prior years' reporting, fourteen U. S. Steel facilities submitted reports including Gary Works, East Chicago Tin, Midwest Plant, Clairton Plant, Edgar Thomson Plant, Irvin Plant, Fairless Plant, Fairfield Sheet, Fairfield Tubular, Granite City Works, Great Lakes Works, Lorain Tubular, Minntac and Keetac. Texas Operations is the only significant operation not required to report because its emissions were well below the 25,000 ton reporting threshold.
Effective January 1, 2014, the EPA revised the Global Warming Potentials (GWPs) of certain GHGs used in its monitoring and reporting program. The new GWPs agree with the most recent report by the Intergovernmental Panel on Climate Change. The revisions to the GWPs will change not only the amount of CO2 equivalent emissions reported but also potentially increase the number of facilities that are subject to the rule, particularly those facilities with significant methane emissions. As a result, some facilities that were exempted from reporting previously may now meet the 25,000 CO2 equivalent ton threshold and be required to report. The change in the GWPs should not affect U.S. Steel's reporting.
The EU has established GHG regulations for the EU member states. International negotiations to supplement and eventually replace the 1997 Kyoto Protocol are ongoing. The final round of negotiations will take place in 2015. In October 2014, the European Council approved 2030 goals in the areas of GHG reduction, energy efficiency and the use of renewable resources. Those targets will transfer into legislation by 2020. Until the full details of the program are made known through specific enacting legislation, we cannot forecast the cost and benefits that might result from the program.
The European Commission (EC) has created an Emissions Trading System (ETS) and, starting in 2013, the ETS began to employ centralized allocation, rather than national allocation plans, that are more stringent than the previous requirements. The ETS also includes a cap designed to achieve an overall reduction of GHGs for the ETS sectors of 21% in 2020 compared to 2005 emissions and auctioning as the basic principle for allocating emissions allowances. For further discussion of the ETS and related EU regulation, see Note 24 to the Consolidated Financial Statements, "Contingencies and Commitments - Environmental Matters - European Union (EU) Environment Requirements."

For further information, see "Item 1A. Risk Factors," "Item 3. Legal Proceedings - Environmental Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" and Note 24 to the Consolidated Financial Statements, "Contingencies and Commitments - Environmental Matters - CO2 Emissions."

Air

The CAA imposes stringent limits on air emissions with a federally mandated operating permit program and civil and criminal enforcement sanctions. The CAA requires, among other things, the regulation of hazardous air pollutants through the development and promulgation of Maximum Achievable Control Technology (MACT) Standards. The EPA has developed various industry-specific MACT standards pursuant to this requirement. The CAA requires the EPA to promulgate regulations establishing emission standards for each category of Hazardous Air Pollutants. The EPA also must conduct risk assessments on each source category that is already subject to MACT standards and determine if additional standards are needed to reduce residual risks.

The principal impact of the MACT standards on U. S. Steel operations includes those that are specific to cokemaking, ironmaking, steelmaking and iron ore processing.

In September 2011, the EPA sent U. S. Steel’s integrated steel facilities Information Collection Requests for information regarding emissions from various iron and steel operations to be used in a new Iron and Steel MACT rule. The current Iron and Steel MACT rule was subject to a legal challenge by the Sierra Club. In June 2010, the United States Court of Appeals for the District of Columbia Circuit granted the EPA’s motion for voluntary remand of the Iron and Steel MACT. As a result, while the existing standards are still in effect, the EPA anticipates promulgating new Iron and Steel MACT rules in response to the challenge by the Sierra Club. Because the EPA is currently reviewing industry information and data that it received pursuant to its information collection requests that would be used in determining the new standards, the anticipated impact of the new Iron and Steel MACT rules upon U. S. Steel cannot be estimated at this time. U. S. Steel continues to work with EPA on review and interpretation of the data collected.

U. S. Steel’s cokemaking facilities are subject to two categories of MACT standards. The first category applies to emissions from the pushing and quenching processes. The EPA was required to make a risk-based determination for pushing and quenching emissions, but is currently working on an Information Request to determine whether additional emissions reductions are necessary. The EPA expects to issue information collection requests in 2015 and anticipates a rule making in late 2016. Since the EPA has yet to publish or propose any residual risk standards for cokemaking facilities, the impact if any, on U. S. Steel cannot be estimated at this time. The second category of MACT standards pertaining to cokemaking facilities applies to emissions from charging, coke oven battery tops and coke oven doors. With regard to these standards, U. S. Steel chose to install more stringent controls than MACT standards require on some of its batteries, called Lowest Achievable Emissions Reductions (LAER). Such LAER batteries are not required to comply with certain residual risk standards until 2020. Because the scope of these anticipated changes are distant and relatively uncertain, the magnitude of the impact of these anticipated changes on U. S. Steel cannot be estimated at this time.

The CAA also requires the EPA to develop and implement National Ambient Air Quality Standards (NAAQS) for criteria pollutants, which include, among others, particulate matter (PM) – consisting of PM10 and PM2.5, lead, carbon monoxide, nitrogen dioxide, sulfur dioxide, and ozone. In 1997, the EPA established 24-hour and annual standards for fine particles that are less than 2.5 micrometers in size and in 2006, the EPA tightened the 24-hour standard but retained the annual standard. In response to a legal challenge to the EPA’s 2006 PM2.5 rule making in which the U.S. Court of Appeals for the District of Columbia remanded the primary annual standard to the EPA, on December 14, 2012, the EPA lowered the annual standard for PM2.5 from 15 ug/m3 to 12 ug/m3, and retained the PM2.5 24-hour and PM10 NAAQS rules. U. S. Steel could face increased capital, operating and compliance costs related to reductions of PM2.5 from affected sources. In December 2014, the EPA designated some areas in which U. S. steel operates as nonattainment with the 2006 annual PM2.5 standard. Because it is early in the State Implementation Plan (SIP) development stages, any impacts to U. S. Steel are not estimable at this time. SIPs would be due to the EPA in 2018, and compliance with the standard would generally be required by 2020, with possible extensions to 2025.

On May 21, 2012, the EPA published a final rule designating certain areas, including some where U. S. Steel operates, as nonattainment with the 2008 ozone standard of 75 parts per billion. As a result, states with areas designated as nonattainment (e.g. Pennsylvania) will need to revise their SIPs in a manner that will demonstrate that the area will meet the ozone NAAQS by the statutory deadline. The statutory deadline to demonstrate attainment is dependent upon whether the nonattainment designation is marginal, moderate, serious, severe, or extreme. U. S. Steel has begun working with the affected states to determine what reductions in nitrogen dioxides and volatile organic compounds from its sources may be necessary and appropriate for the area to demonstrate attainment. Because we are early in the SIP development process with the affected states, the impacts to U. S. Steel are not estimable at this time. In addition, on December 17, 2014, the EPA proposed to lower the ozone NAAQs from 75 parts per billion to a value in the range of 60 to 70 parts per billion. Lowering the standard could result in increased capital and operating costs for U. S. Steel.

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

Water

U. S. Steel maintains water discharge permits as required under the National Pollutant Discharge Elimination System (NPDES) program of the CWA, and under equivalent state laws, and conducts operations in compliance with such permits. For additional information regarding enforcement actions, capital expenditures and costs of compliance, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

Solid Waste

U. S. Steel facilities generate solid and hazardous wastes regulated by RCRA. In addition, each state and some local jurisdictions regulate solid and hazardous waste activities. In addition to regulating waste handling and disposal practices, these laws and regulations also govern the environmental remediation of some prior waste disposal operations (i.e., corrective actions), the recycling of wastes and the operation and maintenance of waste storage tanks. Corrective actions under these laws, are discussed below under “Remediation.” Slovakia is considering legislation implementing an EU Directive, which is expected to increase existing fees upon USSK for the use of its landfill. Because the legislation has not yet been adopted, the impact on operations at USSK facilities cannot be estimated at this time. For additional information regarding significant remediation costs, enforcement actions, capital expenditures and costs of compliance, see “Item 3. Legal Proceedings – Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters, Litigation and Contingencies.”

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

Property, Plant and Equipment Additions

For property, plant and equipment additions, including capital leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Cash Flows and Liquidity – Cash Flows” and Note 11 to the Consolidated Financial Statements.

Employees

As of December 31, 2014, U. S. Steel had approximately 23,000 employees in North America and approximately 12,500 in Europe.

Most hourly employees of U. S. Steel’s flat-rolled, tubular, cokemaking and iron ore pellet facilities in the United States are covered by collective bargaining agreements with the United Steelworkers (USW) entered into effective September 1, 2012 (the 2012 Labor Agreements) that expire on September 1, 2015. The 2012 Labor Agreements provided for a $2,000 lump sum payment that was paid to each covered active USW member in October of 2012 and an additional lump sum payment of $500, to each covered USW member active on April 15, 2014. Employees received a 2 percent wage increase effective September 1, 2013 and a 2.5 percent wage increase effective January 1, 2015.

The 2012 Labor Agreements also provide for pension and other benefit adjustments for current and future retirees and modifications to the profit sharing plan that began in 2013. Our North American collective bargaining agreements contain no-strike provisions which are applicable during the term of the respective agreement.

In Europe, most represented employees at USSK are represented by the OZ Metalurg union and are covered by an agreement that expires at the end of March 2016.

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

For significant operating data for U. S. Steel for each of the last five years, see “Five-Year Operating Summary (Unaudited)” on pages F-62 and F-63.

Item 1A. RISK FACTORS

Risk Factors Concerning the Steel Industry

Worldwide overcapacity and excess supply in the steel industry can negatively affect the profitability of steel producers, including U. S. Steel.

The steel industry has historically been characterized by excess global capacity and supply, which have led to substantial price decreases during periods of economic recession. There has also been a pattern of worldwide capacity increases, which have been in excess of the growth in demand of steel products during periods when steel markets are stronger.

Over the last several years, steel consumption in China and other developing economies has increased at a rapid pace. Steel companies have responded by rapidly increasing steel production capability in those countries, and according to a recent report from the Organization for Economic Cooperation and Development, global overcapacity will surpass 600 million metric tons in 2015. Steel production capability, especially in China, now appears to be well in excess of home market demand. China is now the largest worldwide steel producer by a significant margin, with approximately 50 percent of the global steel capacity. Any excess Chinese supply could have a major impact on world steel trade and prices as excess and subsidized production is exported to other markets. Since the Chinese steel industry is largely government owned, it is not subject to traditional market forces, nor subject to the scrutiny of market oversight. China has not been as adversely impacted by the ongoing difficult economic conditions, and production and sales decisions can be made for non-market reasons.

Imports of tubular products into the United States have continued to increase over the past several years. As foreign and other domestic producers increase their capacity and the availability of tubular products through importation and the construction of new manufacturing facilities in the United States, supply of certain energy related tubular products to the domestic markets we serve will increase and may adversely affect our market share, profit margins, operating results and financial position.

U. S. Steel continues to aggressively confront any pattern or practice of unfair trade in our market, from initiating trade cases to promoting new legislation to strengthen U.S. trade laws and enforcement.

The steel industry is highly cyclical, which can have an adverse effect on our results of operations.

Steel consumption is highly cyclical and generally follows economic and industrial conditions both worldwide and in regional markets. This volatility makes it difficult to balance the procurement of raw materials and energy with our steel production and customer product demand. U. S. Steel has implemented strategic initiatives under the Carnegie Way transformation to create an environment of sustainability during periods of economic and market downturns, but this may not be enough to mitigate the effect that the volatility inherent in the steel industry has on our results of operations.

We face increased competition from alternative materials, which can impact the demand for steel and adversely affect our profitability and cash flows.

As a result of increasingly stringent regulatory requirements, designers, engineers and industrial manufacturers, especially those in the automotive industry, are increasing their use of lighter weight and alternative materials, such as aluminum, composites, plastics, and carbon fiber in their products. Increased government incentives and requirements for the use of such materials to meet regulatory requirements could reduce the demand for steel products, which could potentially reduce our profitability and cash flows.

We have been and continue to be adversely affected by violations of international trade laws, which can negatively affect steel prices and demand levels and reduce our profitability.

Imports into the United States, Canada and the EU have often violated the international trade laws of these jurisdictions. While in some cases, U. S. Steel and others have been successful in obtaining relief under these laws, in other circumstances, relief has been denied. When received, such relief is generally subject to automatic or discretionary review, rescission or reduction. There can be no assurance that any such relief will be obtained or continued in the future or that such relief as obtained will be adequate. Since the Department of Commerce is a cabinet level department and the ITC is headed by Commissioners nominated by the President and confirmed by the Senate, there may be political factors that reduce the level of protection against violation of international trade laws. There is also a risk that international bodies such as the World Trade Organization or judicial bodies in the United States, Canada or the EU may change their interpretations of these laws in ways unfavorable to U. S. Steel.

Steel sheet imports to the United States accounted for an estimated 22 percent of the U.S. steel sheet market in 2014, 15 percent in 2013 and 14 percent in 2012. Imports of energy related tubular products to the United States remain at high levels and accounted for an estimated 52 percent of the U.S. tubular market in 2014, 49 percent in 2013 and 52 percent in 2012. Non-U.S. competitors may have lower labor costs, and some are owned, controlled or subsidized by their governments, which allows their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions.

Imports of flat-rolled steel to Canada accounted for an estimated 36 percent of the Canadian market for flat-rolled steel products in 2014, 35 percent in 2013 and 34 percent in 2012.

Total imports of flat-rolled carbon steel products to the 28 countries currently comprising the EU were 16 percent of the EU market in 2014, 14 percent in 2013 and 13 percent in 2012.

Increases in future levels of imported steel to North America and Europe could reduce future market prices and demand levels for steel products produced in those markets.

Limited availability of raw materials and energy can constrain operating levels and reduce profit margins.

U. S. Steel and other steel producers have periodically been faced with problems in obtaining sufficient raw materials and energy in a timely manner due to delays, defaults, or force majeure events by suppliers, shortages or transportation problems (such as shortages of barges, ore vessels, rail cars or trucks, or disruption of rail lines, waterways, or natural gas transmission lines), resulting in production curtailments. As a result, we may be exposed to risks concerning pricing and availability of raw materials from third parties. USSE purchases substantially all of its iron ore and coking coal requirements from outside sources. USSE is also dependent upon availability of natural gas produced in Russia and transported through Ukraine. Any curtailments and escalated costs may further reduce profit margins.

U. S. Steel and its subsidiaries can be affected by challenging economic or political conditions.

Civil unrest and armed conflict in the Ukraine may impact USSE. In response to the ongoing armed conflict in the Ukraine, the EU and the U.S. have adopted sanctions against certain individuals and entities, including certain Russian state owned entities. These sanctions limit USSE's ability to transact with certain parties, and the conflict and sanctions could cause supply disruptions that result in production curtailments. Escalations of the conflict could also dampen regional economic growth and USSE customer activity.

Environmental compliance and remediation can result in substantially increased capital requirements and operating costs.

Steel producers in the United States, along with their customers and suppliers, are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. Steel producers in the EU are subject to similar laws. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Environmental laws and regulations, particularly the CAA, could result in substantially increased capital, operating and compliance costs.

International environmental requirements vary. While standards in the EU, Canada and Japan are generally comparable to U.S. standards, other nations, particularly China, have substantially lesser requirements that give competitors in such nations a competitive advantage.

GHG policies can negatively affect our results of operations and cash flows.

The integrated steel process involves a series of chemical reactions involving carbon that creates CO2. This distinguishes integrated steel producers from mini-mills and many other industries where CO2 generation is generally linked to energy usage. In the United States, the EPA has published rules regulating GHG emissions for certain facilities and has implemented various reporting requirements. The California Cap on GHG emissions and Market-Based Compliance Mechanisms Regulation and the Regulation for the Mandatory Reporting of GHG Emissions were adopted by the California Air Resources Board in October of 2011, and went into effect January 1, 2012. In a previous Congressional session, legislation regulating CO2 emissions was passed in the House of Representatives and introduced in the Senate. We do not know what action, if any, may be taken by the current or future sessions of

Congress. The EU has also established GHG regulations. For a discussion of these, see “Part I – Business – Environmental Matters.” We cannot predict the final requirements that may be adopted in the United States, or the form of future actions that may be taken by the EU; however, such actions could entail substantial costs for emission allowances, restriction of production and higher prices for coking coal, natural gas and electricity generated by carbon based systems. This could have a negative effect on results of our operations and cash flows. Since mini-mill production does not involve the same chemical reactions as integrated production, mini-mills may have a competitive advantage. Additionally, since China and many other developing nations have not instituted GHG regulations, and since past international agreements such as the Kyoto Protocol provided exemptions and lesser standards for developing nations, we may be at a competitive disadvantage with certain foreign steel producers. Many of our customers in the United States, Canada and Europe may experience similar impacts, which could result in decreased demand and lower prices for our products.

Risk Factors Concerning U. S. Steel Legacy Obligations

Our retiree health care and retiree life insurance plan costs, and our pension plan costs in the U. S. are higher than those of many of our competitors. These plans create a competitive disadvantage and negatively affect our results of operations and cash flows.

We maintain retiree health care and life insurance and defined benefit pension plans covering many of our domestic employees and former employees upon their retirement. As of December 31, 2014, approximately 110,000 current employees, retirees and beneficiaries are participating in the plans to receive pension and/or healthcare and life insurance benefits. At December 31, 2014, on an accounting basis, U. S. Steel’s retiree medical and life insurance plans were underfunded by approximately $0.6 billion and our pension plans were underfunded by approximately $1.0 billion.

Most of the benefits provided to our employees are subject to collective bargaining agreements and will be subject to future negotiations. About two thirds of our costs for the domestic USW participants’ retiree health benefits in the Company’s main domestic other benefit plan are limited to a per capita dollar maximum calculation based on 2006 base year actual costs incurred under the main U. S. Steel benefit plan for USW participants (cost cap). The Company should begin to realize the full benefit of the cost cap after 2015. If the cost cap was not in place, our accumulated postretirement benefit obligation for our other benefit plans could increase by $1.5 billion.

Minimum contributions to domestic qualified pension plans (other than contributions to the Steelworkers Pension Trust (SPT) described below) are regulated under the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act of 2006 (PPA).

Assets held by the trusts for our pension plan and our trust for retiree health care and life insurance benefits are subject to the risks, uncertainties and variability of the financial markets. Additionally, certain corporate bond rates are utilized in determining the discount rate used to measure our pension and other benefit obligations for both U.S. GAAP and funding purposes. Companies which offer defined benefit pension plans such as U. S. Steel are exposed to interest rate risk. The Federal Reserve Board has continued to suppress interest rates in an attempt to stimulate the broader American economy, which has had the direct effect of lowering the bond rates used in the determination of the appropriate discount rate to measure U. S. Steel's pension liability. Interest rates remain well below levels seen before the 2009 recession which will have the effect of increasing U. S. Steel's pension liabilities and at the same time reducing fixed income asset returns.

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

Domestic health care costs are expected to increase in future years due to the ever rising cost of medical products and services, which is attributable to medical and pharmacological advances as well as the increased cost of compliance with regulatory requirements. In addition, the overall impact of the Patient Protection and Affordable Care Act of 2010 on the costs of large employer medical plans remain uncertain and subject to change. These may adversely affect our results of operations and cash flows. Benefit obligations under our plans are not tied to operating rates or financial results; therefore, our costs do not change to reflect general economic conditions.

Many domestic and international competitors do not provide retiree health care and life insurance or defined benefit pension plans to their employees. Many other international competitors operate in jurisdictions with government sponsored retirement and health care plans that may offer them a cost advantage.

We have higher environmental remediation costs than our competitors. This can create a competitive disadvantage and negatively affect our results of operations and cash flows.

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

We may be unable to obtain and renew permits necessary for our operations and planned projects such as those needed for our iron ore mining operations or our electric arc furnace. We can also face permit and approval requirements that delay or otherwise adversely affect our operations and planned projects. Any such delays or failures can impact our steel production, cash flows, and profitability.

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

Other Risk Factors Applicable to U. S. Steel

Unplanned equipment outages and other unforeseen disruptions can reduce our results of operations.

Our steel production depends on the operation of critical structures and pieces of equipment, such as blast furnaces, casters, hot strip mills and various structures and operations that support them. While we are implementing a reliability centered maintenance initiative focusing on proactive maintenance of key machinery and equipment at our production facilities, it is possible that we could experience prolonged periods of reduced production and increased maintenance and repair costs due to equipment failures at our facilities or those of our key suppliers.

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

We can be adversely impacted by volatility in prices for raw materials, energy, and steel.

In 2014, approximately 68 percent of U. S. Steel’s Flat-rolled segment sales in the United States are based on sales contracts with volume commitments and durations of at least one quarter, while lesser percentages of Tubular and USSE segment sales are made pursuant to such contracts. These contracts generally have a fixed price or a price that will fluctuate with changes in a defined index and do not always have firm volume commitments. During periods of rapid escalation of raw materials, energy and other costs, U. S. Steel may not be able to recover these cost increases from customers with existing fixed price agreements. In the case of variably priced contracts which change with an index, U. S. Steel will not be able to immediately recover these cost increases. Conversely, some purchase contracts require annual commitments, or we may elect to make multi-year commitments, and in periods of unanticipated rapid demand decline, U. S. Steel may be faced with having agreed to purchase raw materials and energy at prices that are above the then current market price or in greater volumes than required. Additionally, recent decreases in iron ore, natural gas and oil prices have placed downward pressure on steel prices. If steel prices decline, our profit margins on market-based indexed contracts and spot business will be reduced.

Changes in the global economic environment, including recent decreases in hydrocarbon prices, can lead to declines in the production levels of our major customers.

We sell to the automotive, service center, converter, energy and appliance and construction-related industries. Low demand from customers in these key markets may adversely impact on our financial position, results of operations and cash flows.

We face risks concerning innovation, new technologies, products and increasing customer requirements.

Technologies such as direct iron reduction, EAF production, oxygen-coal injection and experimental technologies such as molten oxide electrolysis and hydrogen flash smelting may be more cost effective than our current production methods. However, we may not have sufficient capital to invest in such technologies and may, from time to time, incur cost over-runs and difficulties adapting and fully integrating these technologies into our existing operations. We may also encounter control or production restrictions, or not realize the cost benefit from such capital intensive technology adaptations to our current production processes. Customers such as the automotive industry are demanding stronger and lighter products. Tubular customers are increasingly requesting pipe producers to supply connections and other ancillary parts as well as inspection and other services. We may not be successful in meeting these technological challenges and there may be increased liability exposures connected with the supply of additional products and services.

Product liability claims can have an adverse effect on our financial position, results of operations and cash flows.

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

The terms of our indebtedness contain provisions that can limit our flexibility or impact our liquidity.

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

The Amended Credit Agreement, $2.6 billion of our Senior Notes, and our 2019 Senior Convertible Notes also contain covenants limiting our ability to create liens and engage in sale-leasebacks. Additionally, the repayment of amounts outstanding under the Amended Credit Agreement and repurchase of the Senior Convertible Notes and Senior Notes is required upon a change of control under specified circumstances, as well as other customary provisions. The Amended Credit Agreement, the Senior Convertible Notes and the RPA have provisions that certain defaults under a material debt obligation could cause a default under the Amended Credit Agreement or the Senior Convertible Notes or termination of the RPA. These terms may affect our liquidity, our ability to operate our business and may limit our ability to take advantage of potential business opportunities.

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

At December 31, 2014, in the event of a change in control of U. S. Steel, holders of U. S. Steel debt obligations totaling approximately $2.9 billion, which includes the Senior Notes and the Senior Convertible Notes, may require U. S. Steel to repurchase such obligations in whole or in part for cash at a price equal to 100 percent of the principal amount plus accrued and unpaid interest. In such an event, U. S. Steel may also be required to either repurchase the leased Fairfield caster for $36 million, or provide a letter of credit to secure the remaining obligation.

The CCAA filing by USSC on September 16, 2014 is an event of default under the terms of the Province Note loan agreement between USSC and the Province of Ontario. The failure of USSC to pay the Province Note would constitute an event of default under the indenture for the 2019 Senior Convertible Notes that enables the holders of the 2019 Senior Convertible Notes to declare them immediately due and payable.

We face substantial debt maturities.

Over the next six years, we have approximately $2.1 billion of debt maturing (see Note 15 to the Consolidated Financial Statements). We may not be able to refinance this debt or we may be forced to do so on terms substantially less favorable to U. S. Steel than our currently outstanding debt. We may be forced to delay or not make capital expenditures, which may adversely affect our competitive position and financial results.

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

Our operations expose us to uncertainties and risks in the countries in which we operate, which can negatively affect our results of operations, cash flows and liquidity.

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

USSK, located in Slovakia, constitutes approximately 20 percent of our global raw steel production capability. USSK is subject to economic conditions and political factors associated with the EU and the euro currency. Changes in any of these economic conditions or political factors could negatively affect our results of operations, cash flows and liquidity. Political factors include, but are not limited to, taxation, nationalization, inflation, government instability, civil unrest, increased regulation and quotas, tariffs and other protectionist measures. An example of such a change is the increase of the Slovak corporate tax rate from 19% to 23% effective January 1, 2013, followed by a decrease to 22% effective January 1, 2014.

Any future foreign acquisitions or expansions could expose us to similar risks.

Our operations are subject to complex regulatory and compliance frameworks that pose increased risk.

Complex foreign and U.S. laws and regulations that apply to our international operations, including but not limited to U. S. laws such as the Foreign Corrupt Practices Act, regulations related to import-export controls, the Office of Foreign Assets Control sanctions program, and antiboycott provisions, may increase our cost of doing business in international jurisdictions and expose the Company and its employees to elevated risk. The Company's subsidiaries and joint ventures face similar risks. Although we have implemented policies and processes designed to comply with these laws and regulations, failure by our employees, contractors, or agents to comply with these laws and regulations can result in possible administrative, civil, or criminal liability, as well as reputational harm to the Company and its employees.

U. S. Steel has incurred and may incur in the future, facility carrying costs when production capacity is idled, increased costs to resume production at idled facilities, or costs to idle facilities.

Our decisions concerning which facilities to operate and at what levels are made based upon our customers’ orders for products as well as the capabilities and cost performance of our locations. In depressed markets such as those experienced in the recent recession, we concentrated production operations at several plant locations and did not operate others in response to customer demand.

When we restart idled facilities, we incur costs to replenish raw material inventories, prepare the previously idled facilities for operation, perform the required repair and maintenance activities and prepare employees to return to work safely and resume production responsibilities.

Faced with temporary or structural overcapacity in various markets, we may in the future seek to rationalize operations through asset sales, temporary shutdowns or closures of facilities. Prior to U. S. Steel Canada's CCAA filing, we permanently shut down the iron and steelmaking facilities at the Hamilton Works which resulted in a charge of $237 million in 2013. Future initiatives may lead to significant costs or charges.

We are subject to significant foreign currency risks, which can negatively impact our profitability and cash flows.

Our foreign operations accounted for approximately 25 percent of our net sales in 2014. The financial condition and results of operations of USSK and USSC, prior to U. S. Steel Canada's CCAA filing, were reported in euros and Canadian dollars, respectively, and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. The appreciation of the U.S. dollar against the euro and the Canadian dollar has had a negative impact on our consolidated results of operations.

In addition, international cash requirements have been and in the future may be funded by intercompany loans, creating intercompany monetary assets and liabilities in currencies other than the functional currencies of the entities involved, which can have a non-cash impact on income when they are remeasured at the end of each period.

Financial regulatory frameworks introduced by U.S. and EU regulators can limit our financial flexibility or increase our costs.

The Commodity Future Trading Commission’s Dodd Frank and the EU’s EMIR regulatory frameworks can limit our company’s ability to hedge interest rate, foreign exchange (FX), or commodity pricing exposures, which could expose us to increased economic risk. These frameworks may introduce additional compliance costs. Some counterparties may cease hedging as a result of increased regulatory cost burdens, which in turn may reduce U. S. Steel’s ability to hedge its interest rate, FX, or commodity exposures. Legislative uncertainty exists regarding possible margin requirements and clearing practices that could economically impact U. S. Steel. If additional liquidity is required under regulatory frameworks to support new margin requirements, that could reduce U. S. Steel’s liquidity available to invest in its core business operations.

The IRS can disallow all or part of a worthless stock loss and bad debt deduction taken in 2013.

U. S. Steel made an election effective December 31, 2013 to liquidate for U.S income tax purposes a foreign subsidiary that holds most of the Company’s international operations. The tax liquidation allowed the Company to claim a worthless stock loss and bad debt deduction in its 2013 U.S. income tax return, resulting in a net income tax benefit in 2013 of $419 million. The worthless stock loss and bad debt deduction are subject to audit and possible adjustment by the IRS, which could result in the reversal of all or part of the income tax benefit. While we believe we have adequate legal and factual support for the tax position taken, the IRS could reject or reduce the amount of the income tax benefit related to the worthless stock loss and bad debt deduction. If this occurs, U. S. Steel would incur additional current tax expense which could result in additional income tax payments.

Our business requires substantial expenditures for debt service obligations, capital investments, operating leases and maintenance that we may be unable to fund.

With $3.1 billion of long-term debt outstanding as of December 31, 2014, we have significant debt service requirements.

Our operations are capital intensive. For the five-year period ended December 31, 2014, total capital expenditures were $3.1 billion. At December 31, 2014, our contractual commitments to acquire property, plant and equipment totaled $326 million and we were obligated to make aggregate lease payments of $284 million under operating leases.

In addition to capital expenditures and lease payments, we spend significant amounts for maintenance of our raw material, iron and steelmaking and steel-finishing facilities.

As of December 31, 2014, we had contingent obligations consisting of indemnity obligations under active surety bonds, trusts and letters of credit totaling approximately $161 million and contractual purchase commitments, including “take or pay” arrangements, totaling approximately $8.6 billion.

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

We are at risk of labor stoppages and our collective bargaining agreements can limit our flexibility.

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

In Europe, most represented employees at USSK are represented by the OZ Metalurg union and are covered by an agreement that expires at the end of March 2016.

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

We may be subject to litigation, the resolution of which can negatively affect our profitability and cash flow in a particular period.

Our profitability or cash flow in a particular period could be affected by an adverse ruling in any litigation currently pending in the courts or by litigation that may be filed against us in the future. For information regarding our current significant legal proceedings, see Item 3. Legal Proceedings.

Provisions of Delaware Law and our governing documents can make a takeover of U. S. Steel more difficult.

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

A person or group can establish a substantial position in U. S. Steel stock.

We do not have a stockholder rights plan which may make it easier for a person or group to acquire a substantial position in U. S. Steel stock. Such person or group may have interests adverse to the interests of other stockholders.

We may suffer employment losses, which can negatively affect our future performance.

Over the last few years we have intensified our recruitment, training and retention efforts so that we may continue to optimally staff our operations. If we are unable to hire sufficient qualified replacements for those employees that leave U. S. Steel, our future performance may be adversely impacted.

A failure of our information technology infrastructure can adversely affect our business and operations.

We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and update this infrastructure in response to the changing needs of our business. For example, we continue to deploy an ERP system at various locations to help us operate more efficiently. We implemented our ERP system at our Mon Valley Works in 2012, Gary Works in 2013 and Granite City Works and Great Lakes Works in 2014. This is a complex project, which we anticipate will be completed in 2016; however, we may not be able to successfully complete the ERP program at our remaining locations without experiencing difficulties. In addition, the expected benefits of completing the ERP system, such as increased productivity and operating efficiencies, may not be fully realized or the costs may outweigh the realized benefits. Further, if we experience a problem with the functioning of an important information technology system, the resulting disruptions could have an adverse affect on our business.

Our information technology systems can be negatively affected by cyber security threats.

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

The Company has experienced cyber security attacks, including breaches of our information technology systems in which information was taken. On May 19, 2014, the U.S. Department of Justice unsealed an indictment against certain individuals in connection with cyber crimes allegedly committed against the Company and other entities. We are cooperating with the U.S. government on this matter and have implemented enhancements and improvements to safeguard our ERP and legacy information systems against future attacks. However, there is no assurance the Company's remediation efforts will be successful in safeguarding information from future attacks, which potentially could increase in frequency and in the level of sophistication associated with attempts to compromise our information systems. Based on information known to date, the Company is currently unable to determine the materiality, if any, of these events.

We have several operations conducted by joint ventures and other equity investees that we cannot operate solely for our benefit.

Several of our joint ventures and other equity investees are strategically important to U. S. Steel. Under joint venture and other equity investee arrangements, we share ownership and management of an entity with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do. In general, joint ventures and other equity investees are intended to be operated for the benefit of all of the investors, rather than for our sole benefit. The benefits from a successful joint venture or other equity arrangement are shared among the investors, so that we do not receive all the benefits from our successful joint ventures. For additional information with respect to our joint ventures and other equity investees, see Note 10 to the Consolidated Financial Statements.

We depend on third parties for transportation services, and increases in costs or the availability of transportation can adversely affect our business and operations.

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

Our corporation initiated a stockholder value creation strategy: earn the right to grow, and drive and sustain profitable growth. Through a disciplined approach known as “The Carnegie Way,” we continue working toward strengthening our balance sheet, with an intense focus on cash flow, and have launched a series of initiatives that we believe will enable us to add value, right-size the Company, and improve our performance across our core business processes, including commercial, supply chain, manufacturing, procurement, innovation, and operational and functional support. Business conditions, our ability to implement such initiatives, and factors beyond our control may limit the benefits associated with certain identified projects and limit the Carnegie Way's economic benefits.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The following tables list U. S. Steel’s main properties, their locations and their products and services:

North American Operations

Property	Location	Products and Services
Gary Works	Gary, Indiana	Slabs; Sheets; Tin mill; Strip mill plate; Coke
Midwest Plant	Portage, Indiana	Sheets; Tin mill
East Chicago Tin	East Chicago, Indiana	Sheets; Tin mill
Great Lakes Works	Ecorse and River Rouge, Michigan	Slabs; Sheets
Mon Valley Works
Irvin Plant	West Mifflin, Pennsylvania	Sheets
Edgar Thomson Plant	Braddock, Pennsylvania	Slabs
Fairless Plant	Fairless Hills, Pennsylvania	Galvanized sheets
Clairton Plant	Clairton, Pennsylvania	Coke
Granite City Works	Granite City, Illinois	Slabs; Sheets; Coke
Fairfield Works	Fairfield, Alabama	Slabs; Rounds; Sheets; Seamless Tubular Pipe
USS-POSCO Industries(a)	Pittsburg, California	Sheets; Tin mill
PRO-TEC Coating Company(a)	Leipsic, Ohio	Galvanized and high strength annealed sheets
Double Eagle Steel Coating Company(a)	Dearborn, Michigan	Galvanized sheets
Double G Coatings Company, L.P.(a)	Jackson, Mississippi	Galvanized and Galvalume® sheets
Worthington Specialty Processing(a)	Jackson, Canton and Taylor, Michigan	Steel processing
Feralloy Processing Company(a)	Portage, Indiana	Steel processing
Chrome Deposit Corporation(a)	Various	Roll processing
Acero Prime, S.R.L. de C.V.(a)	San Luis Potosi, Ramos Arizpe, and Toluca, Mexico	Steel processing; warehousing; logistical services
Lorain Tubular Operations	Lorain, Ohio	Seamless Tubular Pipe
Lone Star Tubular	Lone Star, Texas	Welded Tubular Pipe
Bellville Tubular Operations(b)	Bellville, Texas	Welded Tubular Pipe
McKeesport Tubular Operations(b)	McKeesport, Pennsylvania	Welded Tubular Pipe
Wheeling Machine Products	Pine Bluff, Arkansas and Hughes Springs, Texas	Tubular couplings
Tubular Processing	Houston, Texas	Tubular processing
Offshore Operations	Houston, Texas	Tubular threading, inspection, accessories and storage services
Patriot Premium Threading Services(a)	Midland, Texas	Tubular threading, accessories and premium connections
United Spiral Pipe, LLC(a), (c)	Pittsburg, California	Spiral Welded Tubular Pipe
Minntac Iron Ore Operations	Mt. Iron, Minnesota	Iron ore pellets
Keetac Iron Ore Operations	Keewatin, Minnesota	Iron ore pellets

(a)	Equity investee

(b)	Indefinitely Idled

(c)	On February 2, 2015, the pipe making assets of USP were sold to a third party.

North American Operations (Continued)

Property	Location	Products and Services
Hibbing Taconite Company(a)	Hibbing, Minnesota	Iron ore pellets
Tilden Mining Company(a)	Ishpeming, Michigan	Iron ore pellets
Transtar	Alabama, Indiana, Michigan, Ohio, Pennsylvania, Texas	Railroad operations
(a) Equity Investee

Other Operations

Property	Location	Products and Services
U. S. Steel Košice	Košice, Slovakia	Slabs; Sheets; Tin mill; Strip mill plate; Tubular; Coke; Radiators; Refractories
Apolo Tubulars S.A.(a)	Lorena, Sao Paulo, Brazil	Welded Tubular

(a)	Equity Investee

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

The slab caster facility at Fairfield, Alabama is subject to a lease. During the fourth quarter of 2012, U. S. Steel exercised an option to renew the lease for a nine year term and purchase the facility at the expiration of the renewal period in June 2022. For further information, see Note 15 to the Consolidated Financial Statements.

At the Midwest Plant in Indiana, U. S. Steel has a supply agreement for various utility services with a company that owns a cogeneration facility located on U. S. Steel property. The Midwest Plant agreement expires in 2028.

The headquarters office space in Pittsburgh, Pennsylvania used by U. S. Steel is leased. In November 2014, U. S. Steel announced plans to lease a new headquarters building near its current office space in Pittsburgh, PA.

For property, plant and equipment additions, including capital leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Cash Flows and Liquidity – Cash Flows” and Note 11 to the Consolidated Financial Statements.

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

The statements below regarding U. S. Steel's assessment of various litigation matters or environmental proceedings are forward looking statements. Predictions as to the outcome of pending litigation or proceedings are subject to substantial uncertainties with respect to, among other things, factual, judicial and regulatory determinations, and actual results could differ materially from those expressed in these forward looking statements.

General Litigation

In a series of lawsuits filed in federal court in the Northern District of Illinois beginning September 12, 2008, individual direct or indirect buyers of steel products asserted that eight steel manufacturers, including U. S. Steel, conspired in violation of antitrust laws to restrict the domestic production of raw steel and thereby to fix, raise, maintain or stabilize the price of steel products in the United States. The cases were filed as class actions and claimed damages related to steel product purchases during the time period of April 1, 2005 to December 31, 2007. A hearing on class certification was completed in April of 2014. Preliminary approval of U. S. Steel's $58 million settlement agreement was granted by the court and paid by the Company during July 2014. By order dated October 21, 2014, the court entered final approval of the settlement agreement.

Asbestos Litigation

As of December 31, 2014, U. S. Steel was a defendant in approximately 880 active cases involving approximately 3,455 plaintiffs. The vast majority of these cases involve multiple defendants. As of December 31, 2013, U. S. Steel was a defendant in approximately 720 cases involving approximately 3,320 plaintiffs. About 2,575, or approximately 75 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During 2014, settlements and other dispositions resolved approximately 190 cases, and new case filings added approximately 325 cases. During 2013, settlements and other dispositions resolved approximately 250 cases, and new case filings added approximately 240 cases.

The following table shows the activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2012	3,235	190	285	3,330
December 31, 2013	3,330	250	240	3,320
December 31, 2014	3,320	190	325	3,455

Historically, asbestos-related claims against U. S. Steel fall into three groups: (1) claims made by persons who allegedly were exposed to asbestos on the premises of U. S. Steel facilities; (2) claims made by persons allegedly exposed to products manufactured by U. S. Steel; and (3) claims made under certain federal and maritime laws by employees of former operations of U. S. Steel.

The amount U. S. Steel accrues for pending asbestos claims is not material to U. S. Steel’s financial condition. However, U. S. Steel is unable to estimate the ultimate outcome of asbestos-related claims due to a number of uncertainties, including (1) the rates at which new claims are filed, (2) the number of and effect of bankruptcies of other companies traditionally defending asbestos claims, (3) uncertainties associated with the variations in the litigation process from jurisdiction to jurisdiction, (4) uncertainties regarding the facts, circumstances and disease process with each claim, and (5) any new legislation enacted to address asbestos-related claims. Despite these uncertainties, management believes that the ultimate resolution of these matters will not have a material adverse effect on U. S. Steel’s financial condition, although the resolution of such matters could significantly impact results of operations for a particular quarter.

Environmental Proceedings

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of December 31, 2014, under federal and state environmental laws. Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

CERCLA Remediation Sites

Claims under CERCLA and related state laws have been raised with respect to the cleanup of various waste disposal and other sites. Under CERCLA, potentially responsible parties (PRPs) for a site include current owners and operators, past owners and operators at the time of disposal, persons who arranged for disposal of a hazardous substance at a site, and persons who transported a hazardous substance to a site. CERCLA imposes strict and joint and several liabilities. Because of various factors, including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques, and the amount of damages and cleanup costs and the time period during which such costs may be incurred, it is impossible to reasonably estimate U. S. Steel’s ultimate liabilities under CERCLA and analogous state laws.

Projections, provided in the following paragraphs, of spending for and/or timing of completion of specific projects are forward-looking statements. These forward-looking statements are based on certain assumptions, including the factors referenced in the preceding paragraph. To the extent these assumptions prove to be inaccurate, future spending for, or timing of completion of environmental projects may differ materially from what was stated in forward-looking statements.

At December 31, 2014, U. S. Steel had been identified as a PRP at a total of 10 CERCLA sites where liability is not resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs will be between $100,000 and $1 million for 8 sites, between $1 million and $5 million for one site and over $5 million for one site. The one site with over $5 million in estimated liabilities is the former Duluth Works, which is discussed in more detail below.

In addition to the foregoing matters, there are 7 sites related to U. S. Steel where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but where sufficient information is not presently available to confirm the existence of liability or to make any judgment as to the amount thereof.

Other Remediation Activities

U. S. Steel may be liable for remediation costs under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. There are 26 such sites where remediation is being sought involving amounts in excess of $100,000. Based on currently available information, which is in many cases preliminary and incomplete, management believes that liability for cleanup and remediation costs in connection with 19 sites have potential costs between $100,000 and $1 million per site, and 3 sites may involve remediation costs between $1 million and $5 million per site. As described below, costs for remediation, investigation, restoration or compensation are estimated to be in excess of $5 million per site at 2 sites. Potential costs associated with remediation at 2 sites are not presently determinable. However, it is reasonably possible that additional costs of as much as $25 million to $40 million in the aggregate may be incurred at four of the sites referenced below (Fairless Plant, Fairfield Works, Lorain Tubular Operations and UPI) in connection with the existing remediation projects. For more information on the status of remediation activities at these sites, see the discussions related to each site below.
Gary Works
On March 4, 2010, the EPA notified U. S. Steel that the requirements of the 1998 Clean Water Act (CWA) consent decree in United States of America v. USX (Northern District of Indiana) had been satisfied. A joint motion to terminate the CWA consent decree was granted by the court on June 25, 2012, thereby terminating the consent decree in its entirety. As of December 31, 2014, project costs have amounted to $61 million. No additional remaining obligations related to the Grand Calumet River are anticipated at this time.
At Gary Works, U. S. Steel has agreed to close three hazardous waste disposal (HWD) sites: D5, along with an adjacent solid waste disposal unit, Terminal Treatment Plant (TTP) Area; T2; and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The sites are located on plant property. The Indiana Department of Environmental Management (IDEM) has approved the closure plans for all three sites. Field work for the HWD-2 and Refuse Area Project continues. Closure is complete at D5, TTP and T2, with IDEM approval of the closure certification reports on February 1, 2012 (D5), April 3, 2012 (TTP) and November 1, 2012 (T2). As of December 31, 2014, the accrued liability for estimated costs to close these sites is approximately $7 million.
On October 23, 1998, the EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a RCRA Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation at Gary Works. Reports of field investigation findings for Phase I work plans have been submitted to the EPA. Through December 31, 2014, U. S. Steel has spent $60 million for corrective action studies, Vessel Slip Turning Basin interim measures and other corrective actions.
U. S. Steel received notification from the EPA in September 2014 that the requirement for conducting a Perimeter Groundwater Monitoring Program as defined in the Order had been satisfied. U. S. Steel continues to conduct focused groundwater assessment work previously identified by the Program and approved by the EPA. U. S. Steel has completed portions of an Interim Stabilization Measure to address certain components of the East Side Groundwater Solid Waste Management Area as required by the Order. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $33 million as of December 31, 2014, based on the estimated remaining costs.
U. S. Steel started the Carbon Alloy Synthesis Product (CASP) C Module in November 2012. U. S. Steel conducted limited compliance testing, consistent with the requirements of the permit for CASP and as otherwise required by IDEM. Based upon the test data, U. S. Steel advised IDEM that U. S. Steel could not certify that it is continuously meeting the applicable emission limits for the CASP C Module. During the third quarter of 2014, U. S. Steel permanently idled the CASP module. However, U. S. Steel continues to negotiate compliance and permit issues with IDEM that arose during CASP C module start-up operations.
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
Midwest Plant
A former disposal area located on the east side of the Midwest Plant was designated a SWMU (East Side SWMU) by IDEM before U. S. Steel acquired this plant from National Steel Corporation. U. S. Steel submitted a Closure Plan to IDEM recommending consolidation and “in-place” closure of the East Side SWMU. IDEM approved the Closure Plan in January 2010. Implementation of the Closure Plan began during the third quarter of 2010 and fieldwork was completed early in the second quarter of 2011. A full vegetative cover over the project area is in place and the Closure Completion Report was approved by IDEM on November 21, 2011. As of December 31, 2014, $4.4 million has been spent on the project. The remaining cost for post construction monitoring works, which is not material to U. S. Steel, is estimated to be $149,000 for post construction monitoring work and was recorded as an accrued liability as of December 31, 2014.

Fairless Plant
In January 1992, U. S. Steel commenced negotiations with the EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform an RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. The cost to U. S. Steel to continue to maintain the interim measures, develop a Phase II/III RFI Work Plan and implement certain corrective measures is not material to U. S. Steel and is estimated to be $436,000. Significant additional costs associated with this site are possible and are referenced above in the Other Remediation Activities Section.
Fairfield Works
A consent decree was signed by U. S. Steel, the EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM), with the approval of the EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. The Phase I RFI for waste disposed of at the Exum Materials Management Area was voluntarily implemented in October 2011 and completed in December 2011 with a final completion report submitted to ADEM in June 2012. A Phase II RFI for the Fairfield Facility property was completed in December 2012 and the completion report was submitted to ADEM in the third quarter of 2013. In total, the accrued liability for remaining work under the Corrective Action Program, including the former Ensley facility, was $256,000 at December 31, 2014, based on estimated remaining costs. Significant additional costs associated with this site are possible and are referenced above in the Other Remediation Activities Section.
Lorain Tubular Operations
In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (OEPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Area of Contamination was submitted in March 2012. A revised Phase II work plan that addresses additional soil investigations, site wide groundwater and the pipe mill lagoon was submitted to the OEPA in July 2013 and approved in December 2013. Perimeter groundwater monitoring wells were installed in June 2014 and the first round of sampling has been completed. As of December 31, 2014, U. S. Steel had spent $958,000 on studies at this site. As of December 31, 2014, costs to complete additional projects are estimated to be $282,000. Significant additional costs associated with this site are possible and are referenced above in the Other Remediation Activities Section.

Great Lakes Works
On October 10, 2012, the Michigan Department of Environmental Quality (MDEQ) issued a Violation Notice alleging the No. 2 baghouse at the No. 2 Basic Oxygen Process (BOP) Shop exceeded applicable emission limits based upon stack testing conducted earlier in 2012. On October 31, 2012, U. S. Steel responded to the notice indicating that corrective actions at the baghouse have been employed and stack tests conducted after the repairs were made to demonstrate the stack complies with emission limits. In addition, on April 26, 2013, the MDEQ issued a Violation Notice alleging the Selective Catalytic Reduction system on the Continuous Galvanizing Line was not operating properly on March 27, 2013. U. S. Steel responded to the Violation Notice on May 24, 2013. On October 8, 2014, U. S. Steel entered into an administrative consent order with Michigan DEQ in which U. S. Steel, while admitting no liability, agreed to pay a civil penalty of $111,000, retest the No. 2 BOP baghouse, and submit a permit application to revise the limits and operating practices regarding the Continuous Galvanizing Line. U. S. Steel has since paid the civil penalty, submitted a permit application to amend the permit limit and operating practices of the continuous Galvanizing Line; and is arranging to retest the No. 2 BOP baghouse pursuant to the terms of the consent order. U. S. Steel is currently negotiating the requested revisions to the Continuous Galvanizing Line with MDEQ.

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

On December 12, 2014 and December 29, 2014, MDEQ issued Violation Notices to Great Lakes Works, alleging that opacity from the BOP shop roof monitor exceeded the applicable standard on September 15, 2014 and November 15, 2014, respectively. U. S. Steel is drafting responses to the notices and plans to discuss resolution of the matter with MDEQ.

Although discussions with the MDEQ and the EPA regarding the foregoing alleged violations are ongoing and the resolution of these matters is uncertain at this time, it is not anticipated that the result of those discussions will be material to U. S. Steel.
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
On July 1, 2010, U. S. Steel entered into a Memorandum of Understanding (MOU) with the IEPA that requires Granite City Works to achieve reductions in emissions of particulate matter. To complete obligations pursuant to the MOU, U. S. Steel is constructing a new facility with additional pollution controls at the BOF. Construction of the new facility, which is estimated to cost approximately $50 million, was begun in 2013 and startup is anticipated to occur in the second quarter of 2015.
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
On May 28, 2014, a Violation Notice was received from the IEPA alleging that U. S. Steel violated the IEPA regulations and permit conditions for particulate matter issues at the continuous caster, the coke plant, and the coal pulverizer unit. A written response to IEPA was sent on July 11, 2014. Although discussions with IEPA regarding the foregoing alleged violations are ongoing and the resolution of these matters is uncertain at this time, it is not anticipated that the result of those discussions will be material to U. S. Steel.
Minnesota Ore Operations
On February 6, 2013, the EPA published a Federal Implementation Plan (FIP) that applies to taconite facilities in Minnesota. The FIP establishes and requires the use of low NOx burners on indurating furnaces as Best Available Retrofit Technology. While U. S. Steel has already installed low NOx burners on two furnaces at Minntac and is currently obligated to install low NOx burners on the three other furnaces at Minntac pursuant to existing agreements and permits, the rule would require the installation of low NOx burners on the one furnace at Keetac for which U. S. Steel did not have an otherwise existing obligation. U. S. Steel estimates the expenditures associated with the installation of low NOx burners to be between $35 million to $45 million. On June 14, 2013, the Eighth Circuit Court of Appeals stayed the effectiveness of the FIP. The EPA also published a final rule denying the approval of the Minnesota State Implementation Plan (SIP), which did not require the installation of low NOx burners and determined the applicable Best Available Retrofit Technology on a case-by-case basis. U. S. Steel and other taconite facilities have petitioned the EPA for reconsideration of the final rule denying the SIP, and have also petitioned the Eighth Circuit for judicial review of the final rule denying the SIP. U. S. Steel continues to negotiate with the EPA to resolve the issues identified in the petitions.
On March 2, 2012, U. S. Steel’s Keetac facility received an NOV from the Minnesota Pollution Control Agency (MPCA) for alleged violations of the Minnesota Fugitive Dust Rule. U. S. Steel responded to the notice on March 30, 2012 in which it respectfully contested the allegations provided in the notice. To date, no response from the MPCA has been received nor has any penalty been assessed.
U. S. Steel and the MPCA reached agreement on a Schedule of Compliance (SOC) to reduce air emissions at the Minntac and Keetac facilities and to address alleged water quality issues at the Minntac facility. The SOC incorporates the Keetac Expansion Mercury Agreement associated with the MPCA’s Mercury Total Maximum Daily Load requirements and Minntac’s Title V NOx reduction requirements. A dry control system will be installed at the Minntac facility to reduce PM, PM10, PM2.5, SO2, and mercury emissions. Parts of the SOC became effective on June 9, 2011, while other parts became effective on October 19, 2011. U. S. Steel expects expenditures of approximately $220 million to install dry waste gas controls at Minntac over the next several years to address the issues contemplated by the SOC.
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
Although discussions with MPCA regarding the referenced NOV and AVL have not been concluded and the resolution of these matters is uncertain at this time, it is not anticipated that the result of those discussions will be material to U. S. Steel.
Geneva Works
At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality. As of December 31, 2014, U. S. Steel has spent $18.6 million to complete remediation on certain areas of the site. Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit. U. S. Steel has an accrued liability of $64 million as of December 31, 2014 for our estimated share of the remaining costs of remediation.
Duluth Works
The former U. S. Steel Duluth Works site was placed on the National Priorities List under CERCLA in 1983 and on the State of Minnesota’s Superfund list in 1984. Liability for environmental remediation at the site is governed by a Response Order by Consent executed with the MPCA in 1985 and a Record of Decision signed by MPCA in 1989. As of December 31, 2014, U. S. Steel has spent $24 million to complete remediation on certain areas of the site. U. S. Steel is finalizing two feasibility studies that include remedial measures to address contaminated sediments in the St. Louis River Estuary and several Upland Operable Units that could impact the Estuary if not addressed. Additionally, a Remedial Action Plan is being finalized to address the impacted areas on approximately 132 acres of upland property where a potential redevelopment opportunity has been identified. Additional study, investigation and oversight costs along with implementation of U. S. Steel's preferred remedial alternatives on the upland property and Estuary are currently estimated as of December 31, 2014 at $50 million.
Municipal Industrial Disposal Company (MIDC)
MIDC was a licensed disposal facility where U. S. Steel disposed of coal tar and other wastes. The site was mismanaged by the operator and subsequently on August 30, 2002, U. S. Steel entered into a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection to address the environmental issues at the site. While U. S. Steel was not the only entity to use the facility, U. S. Steel is the single remaining viable company responsible for the cleanup. An engineered remedy for the three locations at the site requiring remediation was implemented in July 2011 and completed in December 2011. The final completion report was submitted to the agency in December 2012, and the agency approved the report in December 2014. As of December 31, 2014, U. S. Steel had spent $12 million related to the project. The remaining cost of the project is estimated to be $143,000, which is not material to U. S. Steel, and was recorded as an accrued liability as of December 31, 2014.
USS-POSCO Industries (UPI)
At UPI, a joint venture between subsidiaries of U. S. Steel and POSCO, corrective measures have been implemented for the majority of the former SWMUs. Prior to the formation of UPI, U. S. Steel owned and operated the Pittsburg, California facility and retained responsibility for the existing environmental conditions. Seven SWMUs remain at the facility. Based on their constituents and the related nature of the impacts at each unit, six of these SWMUs have been combined into two groups of three, while one SWMU remains a single entity. Investigation of the single SWMU is complete and an engineered remedy was defined to account for the costs associated with implementing U. S. Steel's preferred remedy. Investigation for the second SWMU group is also complete with recommendations, limited to future monitoring only, currently being discussed with the California Department of Toxic Substances Control (DTSC). Evaluations continue for the remaining SWMU group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the DTSC. As of December 31, 2014, approximately $8 million remains for ongoing environmental studies, investigations and remedy implementation. Significant additional costs associated with this site are possible and are referenced above in the Other Remediation Activities Section.
EPA Region V Federal Lawsuit
On August 1, 2012, the EPA, joined by the States of Illinois, Indiana, and Michigan, initiated an action in the Northern District of Indiana alleging various air regulatory violations at Gary Works, Granite City Works, and Great Lakes Works. For more information on this action, see Note 24 to the Consolidated Financial Statements, “Contingencies and Commitments – EPA Region V Federal Lawsuit.”
Other Sites
In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation was essentially completed in 2007 and U. S. Steel and SSB continue to work with KDHE to address the remaining issues. As such, the Consent Order was amended on May 3, 2013, to investigate potential contamination beyond the boundary of the former zinc smelting operation. As of December 31, 2014, an accrual of $669,000 remains available for addressing these outstanding issues.
In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel’s allocated share of liability at this site is approximately 16 percent. The Remedial Action Plan for the site was approved by TCEQ in June 2009. Implementation of remedial measures was initiated in July 2010 and all fieldwork was completed in November 2011. On March 18, 2013, TCEQ approved the Response Action Completion Report. The accrued liability for U. S. Steel’s share to implement the post-closure monitoring program was $324,000 as of December 31, 2014.
In May 2010, MPCA notified Canadian National Railroad Company (CN) of apparent environmental impacts on their property adjacent to the former U. S. Steel Duluth Works. U. S. Steel subsequently obtained information indicating U. S. Steel’s connection to the site and reviewed a site investigation report that CN prepared and submitted to MPCA in August 2011. On December 6, 2011, U. S. Steel agreed to purchase the site and to take responsibility for addressing the identified environmental impacts. The property transaction was closed on June 26, 2012. The site was enrolled into the MPCA Voluntary Investigation and Cleanup Program in May 2014. As of December 31, 2014, U. S. Steel has an accrued liability of approximately $2 million.
U. S. Steel is identified as a PRP at the former Breslube-Penn operating site, an oil recycling and solvent recovery operation located in Coraopolis, PA. U. S. Steel’s allocated share of cleanup among the participating PRPs is approximately 29 percent. A Record of Decision was issued by the EPA in August 2007 and a Consent Decree to perform a Remedial Design/Remedial Action was entered by the court in September 2009. EPA approved the Remedial Design on May 1, 2014, and construction of the remedy began in late May 2014. As of December 31, 2014, U. S. Steel has an accrued liability of approximately $1 million reflecting its share of the cost to implement remedial measures at the site.

For additional information on U. S. Steel’s remediation activities, see Note 24 to the Consolidated Financial Statements, “Contingencies and Commitments – Environmental Matters – Remediation Projects” in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4. MINE SAFETY DISCLOSURE

The information concerning mine safety violations and other regulatory matters required by Section 150 of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of U. S. Steel and their ages as of February 1, 2015, are as follows:

Name	Age	Title	Executive Officer Since
George F. Babcoke	58	Senior Vice President - European Solutions and President - USSK	March 1, 2008
David L. Britten	54	Senior Vice President, Chief Technology Officer and President - U. S. Steel Engineering and Consultants, Inc.	June 10, 2013
Larry T. Brockway	55	Senior Vice President Finance & Chief Risk Officer	August 1, 2011
James E. Bruno	49	Senior Vice President - Automotive Solutions	December 1, 2014
David B. Burritt	59	Executive Vice President & Chief Financial Officer	September 1, 2013
Colleen M. Darragh	45	Vice President & Controller	July 1, 2014
Suzanne Rich Folsom	53	General Counsel, Chief Compliance Officer and Senior Vice President - Government Affairs	January 27, 2014
Sara A. Greenstein	40	Senior Vice President - Consumer Solutions	December 1, 2014
Mario Longhi	60	President and Chief Executive Officer	July 2, 2012
Douglas R. Matthews	49	Senior Vice President – North American Flat-Rolled Operations	July 2, 2012
David J. Rintoul	57	Senior Vice President - Tubular Business	May 1, 2014
Michael S. Williams	52	Senior Vice President - Business Intelligence	July 2, 2012

All of the executive officers mentioned above have held responsible management or professional positions with U. S. Steel or our subsidiaries for more than the past five years, with the exception of Mr. Longhi, Mr. Burritt, Mr. Britten, Mr. Bruno, Ms. Folsom and Ms. Greenstein. Prior to joining U. S. Steel, Mr. Longhi served as president from 2005 to 2006, and president and chief executive officer from 2006 to 2011, of Gerdau Ameristeel Corporation, a producer of long steel products. Prior to joining Gerdau Ameristeel Corporation, Mr. Longhi served in a variety of senior management positions with Alcoa Inc., a producer of aluminum products. Prior to joining U. S. Steel, Mr. Burritt served as chief financial officer and vice president of global finance and strategic services for Caterpillar Inc., a manufacturer of construction and mining equipment, diesel and natural gas engines, industrial gas turbines and diesel-electric locomotives, from 2004 to 2010. Prior to joining U. S. Steel, Mr. Britten served in various executive management positions with SSAB, a steel pipe, plate and sheet manufacturer, from 2008 to 2011. Prior to joining U. S. Steel, Mr. Bruno was with TRW Automotive, a global leader in automotive safety and one of the world's largest automotive suppliers, for 20 years most recently serving as vice president – North American braking operations and global slip control portfolio. Prior to joining U. S. Steel, Ms. Folsom served as executive vice president, general counsel & chief compliance officer from 2011 - 2014 at ACADEMI LLC, a leading global innovative security solutions provider to the federal government and commercial clients. Prior to joining ACADEMI LLC, Ms. Folsom served as deputy general counsel and chief regulatory and compliance officer at the American Insurance Group (AIG) from 2008 - 2010. Ms. Greenstein joined U. S. Steel from Underwriters Laboratories, Inc. (UL) where she was employed for 12 years and most recently held the position of president, UL Supply Chain and Sustainability.

Messrs. Longhi and Burritt will hold office until the annual election of executive officers by the Board of Directors following the next Annual Meeting of Stockholders, or until their earlier resignation, retirement or removal. Messrs. Babcoke, Britten, Brockway, Bruno, Matthews, Rintoul and Williams and Mses. Darragh, Folsom and Greenstein will hold office until their resignation, retirement or removal.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

The principal market on which United States Steel Corporation (U. S. Steel) common stock is traded is the New York Stock Exchange. U. S. Steel common stock is also traded on the Chicago Stock Exchange. Information concerning the high and low sales price for the common stock as reported in the consolidated transaction reporting system and the frequency and amount of dividends paid during the last two years is set forth in “Selected Quarterly Financial Data (Unaudited)” on page F-60.

As of February 19, 2015, there were 15,986 registered holders of U. S. Steel common stock.

The Board of Directors intends to declare and pay dividends on U. S. Steel common stock based on the financial condition and results of operations of U. S. Steel, although it has no obligation under Delaware law or the U. S. Steel Certificate of Incorporation to do so. Dividends have been considered and declared by U. S. Steel on a quarterly basis. For all four quarters in 2014 and 2013, the dividend declared per share of U. S. Steel common stock was $0.05. Dividends on U. S. Steel common stock are limited to legally available funds.

Shareholder Return Performance

The graph below compares the yearly change in cumulative total shareholder return of our common stock with the cumulative total return of the Standard & Poor’s (S&P’s) 500 Stock Index and the S&P 600 Steel Index.

Comparison of Cumulative Total Return
on $100 Invested in U.S. Steel Stock on December 31, 2009
vs
S&P 500 and S&P Steel Index
(a) U. S. Steel was removed from the S&P 500 Index effective July 1, 2014. Consequently, U. S. Steel is now part of the S&P 600 Steel Index instead of the S&P 500 Steel Index, which is a subset of the S&P 500. Therefore, current year results may not be comparable to prior years.

For information on securities authorized for issuance under our equity compensation plans, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Recent Sales of Unregistered Securities

U. S. Steel had no sales of unregistered securities during the period covered by this report.

Item 6. SELECTED FINANCIAL DATA

Dollars in millions (except per share data)(a)	2014	2013	2012	2011	2010
Statement of Operations Data:
Net sales	$17,507	$17,424	$19,328	$19,884	$17,374
Income (loss) from operations(b)(c)	413	(1,900)	247	265	(111)
Net income (loss) attributable to United States Steel Corporation(b)(c)(d)	102	(1,645)	(124)	(53)	(482)
Per Common Share Data:
Net income (loss) attributable to United States Steel Corporation(d)(e) – basic	$0.71	$(11.37)	$(0.86)	$(0.37)	$(3.36)
– diluted	0.69	(11.37)	(0.86)	(0.37)	(3.36)
Dividends per share declared and paid	0.20	0.20	0.20	0.20	0.20
Balance Sheet Data – December 31:
Total assets	$12,314	$13,143	$15,217	$16,073	$15,350
Capitalization:
Debt	$3,498	$3,939	$3,938	$4,228	$3,733
United States Steel Corporation stockholders’ equity	3,799	3,375	3,477	3,500	3,851
Total capitalization	$7,297	$7,314	$7,415	$7,728	$7,584

(a)	For discussion of changes between the years, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."

(b)	Includes a $1.8 billion charge in 2013 for the impairment of goodwill. See Note 12 to the Consolidated Financial Statements.

(c)	Includes a $416 million charge in 2014 related to the deconsolidation of USSC. See Note 4 to the Consolidated Financial Statements.

(d)	2013 amount has been revised to correct a prior period error that resulted in additional tax benefit of $27 million.

(e)	See Note 6 to the Consolidated Financial Statements for the basis of calculating earnings per share.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes that appear elsewhere in this document.

Certain sections of Management’s Discussion and Analysis include forward-looking statements concerning trends or events potentially affecting the businesses of U. S. Steel. These statements typically contain words such as “anticipates,” “believes,” “estimates,” “expects”, "intends" or similar words indicating that future outcomes are not known with certainty and are subject to risk factors that could cause these outcomes to differ significantly from those projected. In accordance with “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, these statements are accompanied by cautionary language identifying important factors, though not necessarily all such factors that could cause future outcomes to differ materially from those set forth in forward-looking statements. For discussion of risk factors affecting the businesses of U. S. Steel, see “Item 1A – Risk Factors” and “Supplementary Data – Disclosures About Forward-Looking Statements.”

Overview

According to the worldsteel Association’s latest published statistics, U. S. Steel was the thirteenth largest steel producer in the world in 2013. We believe we are currently the second largest integrated steel producer headquartered in North America, one of the largest integrated flat-rolled producers in Central Europe and the largest tubular producer in North America. U. S. Steel has a broad and diverse mix of products and customers. U. S. Steel uses iron ore, coal, coke, steel scrap, zinc, tin, and other metallic additions to produce a wide range of flat-rolled and tubular steel products, concentrating on value-added steel products for customers with demanding technical applications in the automotive, appliance, container, industrial machinery, construction and oil, gas, and petrochemical industries. In addition to our facilities in the United States, U. S. Steel has significant operations in Europe through U. S. Steel Košice (USSK), located in Slovakia. U. S. Steel’s financial results are primarily determined by the combined effects of shipment volume, selling prices, production costs and product mix. While the operating results of our various businesses are affected by a number of business-specific factors (see “Item 1. Business – Steel Industry Background and Competition”), the primary drivers for U. S. Steel are general economic conditions in North America, Europe and, to a lesser extent, other steel-consuming regions; the levels of worldwide steel production and consumption; pension and other benefits costs; and raw materials (iron ore, coal, coke, steel scrap, zinc, tin and other metallic additions) and energy (natural gas and electricity) costs.

On September 16, 2014, U. S. Steel Canada Inc. (USSC), a wholly owned subsidiary of U. S. Steel, applied for relief from its creditors pursuant to Canada’s Companies’ Creditors Arrangement Act (CCAA). As a result of USSC filing for CCAA protection (CCAA filing), U. S. Steel determined that USSC and its subsidiaries would be deconsolidated from U. S. Steel’s financial statements on a prospective basis as of the date of the CCAA filing. We recorded a total non-cash charge of $416 million in 2014 related to the deconsolidation of USSC and other charges.

U. S. Steel’s long-term success depends on our ability to earn an economic profit across the business cycles, by implementing our strategy to be a world leader in safety and environmental stewardship; to continue to increase our value-added product mix; to earn the right to grow; to maintain a strong capital structure and liquidity position; to continue to improve our reliability and cost competitiveness; and to attract and retain a diverse and talented workforce. For a fuller description of our strategy, see “Item 1. Business – Business Strategy.” Some of the other key issues that are impacting the global steel industry, including U. S. Steel, are the level of unfunded pension and other benefits obligations; the degree of industry consolidation; the impact of production and consumption of steel in China and other developing countries; the expansion of production facilities inside the U.S.; lower global oil prices; and the levels of steel imports into the markets we serve.

During 2014, we have progressed along our transformation journey at U. S. Steel to execute on our stockholder value creation strategy: earn the right to grow, and drive and sustain profitable growth. Through a disciplined approach we refer to as “The Carnegie Way,” we continue working toward strengthening our balance sheet, with a strong focus on cash flow, and have launched a series of initiatives that we believe will enable us to add value, right-size the Company, and improve our performance across our core business processes, including commercial, supply chain, manufacturing, procurement, innovation, and operational and functional support. We are on a mission to become an iconic industry leader, as we define and create a sustainable competitive advantage with a relentless focus on economic profit, our customers, our cost structure and innovation with talented teams of motivated employees.

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
The evaluation of goodwill impairment involves using either a qualitative or quantitative approach as outlined in ASC Topic 350. U. S. Steel completed its annual goodwill impairment evaluation using the two-step quantitative analysis during the third quarter of 2013 and determined that all of the goodwill within its Flat-rolled and Texas Operations reporting units was impaired. U. S. Steel’s Flat-rolled and Texas Operations reporting units had $969 million and $837 million of goodwill, respectively. Goodwill remaining on our consolidated balance sheet at December 31, 2014 is $4 million within the USSE reporting unit and is included as a component of other noncurrent assets.
Intangible assets with indefinite lives are also subject to at least annual impairment testing, which compares the fair value of the intangible assets with their carrying amounts. U. S. Steel has determined that certain of its acquired intangible assets have indefinite useful lives. These assets are also reviewed for impairment annually in the third quarter and whenever events or circumstances indicate the carrying value may not be recoverable. U. S. Steel completed its evaluation of its indefinite lived water rights and other indefinite lived intangible assets during the third quarter of 2014 and determined on the basis of qualitative factors, there was no indication of impairment.

Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicate that the carrying value of the assets exceed their projected undiscounted cash flows. During the third quarter of 2013, U. S. Steel completed a review of its identifiable intangible assets with finite lives, primarily customer relationships, and determined that the assets were not impaired. There were no such events or circumstances during 2014 that required a review for impairment.

Inventories – LIFO (last-in, first-out) is the predominant method of inventory costing for inventories in the United States and FIFO (first-in, first-out) is the predominant method used in Europe. The LIFO method of inventory costing was used on 78 percent and 59 percent of consolidated inventories at December 31, 2014 and 2013, respectively. Changes in U.S. GAAP rules or tax law, such as the elimination of the LIFO method of accounting for inventories, could negatively affect our profitability and cash flow.

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

U. S. Steel evaluates impairment of its equity method investments whenever circumstances indicate that a decline in value below carrying value is other than temporary. Under these circumstances, we would adjust the investment down to its estimated fair value, which then becomes its new carrying value. During the fourth quarter of 2014, U. S. Steel completed a review of its equity method investments and determined there were no impairments.

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

U. S. Steel’s investment strategy for its U.S. pension and other benefits plan assets provides for a diversified mix of public equities, high quality bonds and selected smaller investments in private equities, investment trusts and partnerships, timber and mineral interests. For its U.S. Pension and Other Benefit plans, U. S. Steel has a target allocation for plan assets of 60 percent and 70 percent in equities, respectively, with the balance primarily invested in corporate bonds, Treasury bonds and government-backed mortgages. U. S. Steel believes that returns on equities over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds tend to offset some of the short-term volatility of stocks. Both equity and fixed-income investments are made across a broad range of industries and companies to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel will use a 7.50 percent assumed rate of return on assets for the development of net periodic cost for the main defined benefit pension plan and domestic other post-employment benefit (OPEB) plans in 2015. The 2015 assumed rate of return is lower than the rate of return used for 2014 domestic expense and was determined by taking into account the intended asset mix and some moderation of the historical premiums that fixed-income and equity investments have yielded above government bonds. Actual returns since the inception of the plans have exceeded this 7.50 percent rate and while recent annual returns have been volatile, it is U. S. Steel’s expectation that rates will achieve this level in future periods.

The expected long-term rate of return on plan assets is applied to the market value of assets as of the beginning of the period less expected benefit payments and considering any planned contributions.

To determine the discount rate used to measure our pension and other benefit obligations, certain corporate bond rates are utilized for both U.S. GAAP and funding purposes. As a result of a decrease in interest rates at December 31, 2014, as compared to December 31, 2013, U. S. Steel decreased the discount rate used to measure both domestic pension and other benefits obligations to 3.75 percent from 4.50 percent. The discount rate reflects the current rate at which we estimate the pension and other benefits liabilities could be effectively settled at the measurement date. In setting the domestic rates, we utilize several AAA and AA corporate bond rates as an indication of interest rate movements and levels.

Mortality assumptions for the U.S. defined benefit pension and other postretirement liabilities for formerly represented retirees is based on a custom table developed by an experience study performed in 2005. During 2013, the Company examined experience since 2005 and it was determined that the Company's mortality experience has improved. As a result of the study, the prior table now assumes mortality improvement of 7 years from the date of liability measurement for this population and resulted in an increase in our projected benefit obligations of approximately $350 million at December 31, 2013.

U. S. Steel reviews its own actual historical rate experience and expectations of future health care cost trends to determine the escalation of per capita health care costs under U. S. Steel’s benefit plans. About two thirds of our costs for the domestic United Steelworkers (USW) participants’ retiree health benefits in the Company’s main domestic benefit plan are limited to a per capita dollar maximum calculation based on 2006 base year actual costs incurred under the main U. S. Steel benefit plan for USW participants (cost cap). After 2015, the Company’s costs for a majority of USW retirees and their dependents are expected to remain fixed with the full application of the cost cap and as a result, the cost impact of health care escalation for the Company is projected to be limited for this group (See Note 16 to the Consolidated Financial Statements). For measurement of its domestic retiree medical plans where health care cost escalation is applicable, U. S. Steel has assumed an initial escalation rate of 7.0 percent for 2015. This rate is assumed to decrease gradually to an ultimate rate of 5.0 percent in 2019 and remain at that level thereafter.

Net periodic pension cost, including multiemployer plans, is expected to total approximately $275 million in 2015 compared to $337 million in 2014. The decrease in expected expense in 2015 is primarily due to the natural maturation of our pension plans, partially offset by a decrease in the discount rate and expected return on assets assumptions. Total other benefits costs in 2015 are expected to be a benefit of approximately $(35) million, compared to $(6) million in 2014, excluding the $19 million curtailment gain recorded in 2014. The increase in expected benefit in 2015 is primarily a result of the deconsolidation of USSC and the natural maturation of the plan.

A sensitivity analysis of the projected incremental effect of a hypothetical one percentage point change in the significant assumptions used in the pension and other benefits calculations is provided in the following table:

	Hypothetical Rate Increase (Decrease)
(In millions)	1%	(1)%
Expected return on plan assets
Incremental (decrease) increase in:
Net periodic pension costs for 2015	$(77)	$77
Discount rate
Incremental (decrease) increase in:
Net periodic pension & other benefits costs for 2015	$(35)	$56
Pension & other benefits obligations at December 31, 2014	$(903)	$1,077
Health care cost escalation trend rates
Incremental increase (decrease) in:
Other postretirement benefit obligations	$122	$(104)
Service and interest costs components	$5	$(4)

Changes in the assumptions for expected annual return on plan assets and the discount rate used for accounting purposes do not impact the funding calculations used to derive minimum funding requirements for the pension plan. However, the discount rate required for minimum funding purposes is also based on corporate bond related indices and as such, the same general sensitivity concepts as above can be applied to increases or decreases to the funding obligations of the plans assuming the same hypothetical rate changes. (See Note 16 to the Consolidated Financial Statements for a discussion regarding legislation enacted in August of 2014 that impacts the discount rate used for funding purposes.) For further cash flow discussion see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Cash Flows and Liquidity – Liquidity.”

Long-lived assets – U. S. Steel evaluates long-lived assets, primarily property, plant and equipment for impairment whenever changes in circumstances indicate that the carrying amounts of those productive assets exceed their projected undiscounted cash flows. We evaluate the impairment of long-lived assets at the asset group level. During the third quarter of 2013, U. S. Steel completed a review of its long-lived assets and determined that the assets were not impaired. There were no such events or circumstances during 2014 that required a review for impairment.

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

Undistributed foreign earnings and profits for U.S. income tax purposes at the end of 2014 for which deferred income taxes are not provided are less than $10 million, compared to $830 million at the end of 2013. The decrease in 2014 is due to the write-down of an intercompany loan from USSC as a result of its applying for relief from creditors pursuant to CCAA. For further information, see Note 4 to the Consolidated Financial Statements.

U. S. Steel records liabilities for potential tax deficiencies. These liabilities are based on management’s judgment of the risk of loss for items that have been or may be challenged by taxing authorities. If U. S. Steel determines that tax-related items would not be considered deficiencies or that items previously not considered to be potential deficiencies could be considered potential tax deficiencies (as a result of an audit, court case, tax ruling or other authoritative tax position), an adjustment to the liability would be recorded through income in the period such determination was made.
Long-term receivables from related parties - As disclosed in Note 4 to the Consolidated Financial Statements, USSC, an indirect wholly owned subsidiary of U. S. Steel, with unanimous approval from its Board of Directors applied for relief from its creditors pursuant to CCAA on September 16, 2014. As a result, U. S. Steel deconsolidated the USSC balances from its consolidated balance sheet as of the end of the day on September 15, 2014. Prior to the deconsolidation date, the loans, associated interest and net trade accounts receivable from USSC were considered intercompany transactions and were eliminated in consolidation, but are now third party transactions and have been recognized in the financial statements based upon the recoverability of their carrying amounts and whether or not the amounts are secured or unsecured. U. S. Steel has estimated a recovery rate based upon the fair value of the net assets of USSC available for distribution to its creditors in relation to the secured and unsecured creditor claims in the CCAA filing.
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
Changes in any of the assumptions used in the valuations could result in management reaching a different conclusion regarding the recoverability of the loans, associated interest and net trade accounts receivable from USSC, any of which could be material. U. S. Steel’s recoverability evaluations involve uncertainties from economic and other events, including changes during the progression of the CCAA proceedings, which are beyond the control of U. S. Steel, that could positively or negatively impact the anticipated future operating results for the USSC Businesses and the actual recovery rate could differ materially from our estimated rate used to determine fair value at December 31, 2014.
Environmental Remediation – In the United States, U. S. Steel has been identified as a potentially responsible party (PRP) at 10 sites under CERCLA (or equivalent state laws) as of December 31, 2014. In addition, there are 7 sites related to U. S. Steel where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA (or equivalent state laws) but where sufficient information is not presently available to confirm the existence of liability or to make any judgment as to the amount thereof. There are also 26 additional sites related to U. S. Steel where U. S. Steel may be liable for remediation costs under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of ongoing investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 24 to the Consolidated Financial Statements.
For discussion of relevant environmental items, see “Part I. Item 3. Legal Proceedings—Environmental Proceedings.”

At December 31, 2014, U. S. Steel recorded a net decrease of $21 million to our accrued balance for environmental matters for U.S. and international facilities. The decrease is primarily due to obligations settled related to environmental matters for U.S. and international facilities. The total accrual for such liabilities as of December 31, 2014 was $212 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in Note 17 to the Consolidated Financial Statements.
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

Segments

U. S. Steel has three reportable operating segments: Flat-rolled Products (Flat-rolled), U. S. Steel Europe (USSE) and Tubular Products (Tubular). The results of our railroad and real estate businesses that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

The Flat-rolled segment includes the operating results of U. S. Steel’s integrated steel plants and equity investees in the United States and Canada (prior to the deconsolidation of USSC as a result of the CCAA filing) involved in the production of slabs, rounds, strip mill plates, sheets and tin mill products, as well as all iron ore and coke production facilities in the United States and Canada (prior to the deconsolidation of USSC). These operations primarily serve North American customers in the service center, conversion, transportation (including automotive), construction, container, and appliance and electrical markets. Flat-rolled also supplies steel rounds and hot-rolled bands to Tubular.

Subsequent to USSC's CCAA filing on September 16, 2014, the Flat-rolled segment information does not include USSC. After the deconsolidation of USSC, transactions between U. S. Steel and USSC are considered related party transactions.

Effective January 1, 2015, the Flat-rolled segment has been realigned to better serve customer needs through the creation of commercial entities to specifically address customers in the automotive, consumer, industrial, service center and mining market sectors. This realignment will not affect the Company's reportable segments as they currently exist. For further information, see Item 1. Business Strategy.

Flat-rolled has annual raw steel production capability of 19.4 million tons. Prior to the CCAA filing and deconsolidation of U. S. Steel Canada in September 2014 and the permanent shut down of the iron and steelmaking facilities of Hamilton Works in December 2013, annual raw steel production capability for Flat-rolled was 22.0 million tons and 24.3 million tons, respectively. Raw steel production was 17.0 million tons in 2014, 17.9 million tons in 2013 and 19.1 million tons in 2012. Raw steel production averaged 80 percent of capability in 2014, 74 percent of capability in 2013 and 78 percent of capability in 2012.

The USSE segment includes the operating results of USSK, U. S. Steel’s integrated steel plant and coke production facilities in Slovakia. Prior to January 31, 2012, the USSE segment also included the operating results of U. S. Steel Serbia d.o.o. (USSS), which was sold on January 31, 2012. USSE primarily serves customers in the European construction, service center, conversion, container, transportation (including automotive), appliance and electrical, and oil, gas and petrochemical markets. USSE produces and sells slabs, sheet, strip mill plate, tin mill products and spiral welded pipe, as well as heating radiators and refractory ceramic materials.

USSE has annual raw steel production capability of 5.0 million tons. USSE’s raw steel production was 4.8 million tons in 2014, 4.6 million tons in 2013 and 4.5 million tons in 2012. USSE’s raw steel production averaged 96 percent of capability in 2014, 92 percent of capability in 2013 and 87 percent of capability in 2012.

The Tubular segment includes the operating results of U. S. Steel’s tubular production facilities, primarily in the United States, and equity investees in the United States and Brazil. These operations produce and sell seamless and electric resistance welded (ERW) steel casing and tubing (commonly known as oil country tubular goods or OCTG), standard and line pipe and mechanical tubing and primarily serve customers in the oil, gas and petrochemical markets. Tubular’s annual production capability is 2.8 million tons and U. S. Steel is the largest supplier of OCTG to the combined U.S. and Canadian market. U. S. Steel Tubular Products, Inc. (USSTP) is designing and developing a range of premium and semi-premium connections to address the growing needs for technical solutions to our end users' well site production challenges. USSTP also offers rig site services, which provides the technical expertise for proper installation of our tubular products and proprietary connections at the well site.

For further information, see Note 3 to the Consolidated Financial Statements.

Net Sales
Net Sales by Segment

(Dollars in millions, excluding intersegment sales)	2014	2013	2012
Flat-rolled	$11,708	$11,572	$12,908
USSE	2,891	2,941	2,949
Tubular	2,772	2,772	3,283
Total sales from reportable segments	17,371	17,285	19,140
Other Businesses	136	139	188
Net sales	$17,507	$17,424	$19,328

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments is set forth in the following tables:

Year Ended December 31, 2014 versus Year Ended December 31, 2013

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Other	Net Change
Flat-rolled	(4)%	4%	—%	—%	1%	1%
USSE	4%	(5)%	(1)%	—%	—%	(2)%
Tubular	(1)%	2%	(1)%	—%	—%	—%

(a)	Excludes intersegment sales

(b)	Foreign currency translation effects

The increase in sales for the Flat-rolled segment primarily reflected higher average realized prices (increase of $37 per net ton) partially offset by a decrease in shipments (decrease of 736 thousand net tons). The decrease in sales for the USSE segment primarily reflected lower average realized euro-based prices (decrease of €30 per net ton) partially offset by increased shipments (increase of 179 thousand net tons). Sales for the Tubular segment remained consistent as higher average realized prices (increase of $8 per net ton) were offset by lower shipments (decrease of 13 thousand net tons) as a result of decreased drilling activity and continued high import levels.

Year Ended December 31, 2013 versus Year Ended December 31, 2012

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Other	Net Change
Flat-rolled	(7)%	(3)%	1%	—%	(1)%	(10)%
USSE	5%	(6)%	(2)%	3%	—%	—%
Tubular	(7)%	(10)%	1%	—%	—%	(16)%

(a)	Excludes intersegment sales

(b)	Foreign currency translation effects

The decrease in sales for the Flat-rolled segment primarily reflected lower shipments (decrease of 1.3 million net tons) primarily as a result of a labor dispute at the Lake Erie Works and lower average realized prices (decrease of $15 per net ton) as a result of downward pressure on spot market pricing. Sales for the European segment remained consistent as increased shipments (increase of 184 thousand net tons) were offset by lower average realized euro-based prices (decrease of €46 per net ton). The decrease in sales for the Tubular segment reflected lower average realized prices (decrease of $157 per net ton) and lower shipments (decrease of 129 thousand net tons) as a result of decreased drilling activity and continued high levels of imports.

Operating Expenses

Union profit-sharing costs

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Allocated to segment results	$81	$31	$53

Profit-based amounts per the agreements with the USW are calculated and paid on a quarterly basis as a percentage of consolidated income from operations (as defined in the agreements) based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton.

The amounts above represent profit-sharing amounts to active USW-represented employees (excluding employees of USSC subsequent to the deconsolidation of USSC) and are included in cost of sales on the statement of operations.

Pension and other benefits costs

Defined benefit and multiemployer pension plan costs totaled $337 million in 2014, $396 million in 2013 and $412 million during 2012. Plan costs in 2014 and 2013 included $29 million and $11 million of settlement costs, respectively. Excluding these costs, the $77 million decrease in expense from 2013 to 2014 is primarily due to the natural maturation of our pension plans, higher market related value of assets and an increase in the discount rate, partially offset by the improvement to mortality. Excluding one-time costs, the $27 million decrease in expense from 2012 to 2013 was primarily due to the natural maturation of our pension plans and a higher market related value of assets, partially offset by a decrease in the discount rate. U. S. Steel calculates its market-related value of assets such that investment gains or losses as compared to expected returns are recognized over a three-year period. To the extent that deferred gains and losses on plan assets are not yet reflected in this calculated value, the amounts do not impact expected asset returns or the net actuarial gains or losses subject to amortization within the net periodic pension expense calculation. (See Note 16 to the Consolidated Financial Statements.)

The pension stabilization legislation enacted in 2014 includes a revised interest rate formula used to measure defined benefit pension obligations for calculating minimum annual contributions. The new interest rate formula is expected to result in higher interest rates for minimum funding calculations compared to prior law over the next few years which will improve the funded status of our main defined benefit pension plan and reduce minimum required contributions. U. S. Steel made voluntary contributions to our main U.S. defined benefit plan of $140 million in 2014 and for several prior years. U. S. Steel will likely make voluntary contributions of similar amounts in future periods to mitigate potentially larger mandatory contributions in later years. Assuming future asset performance consistent with our expected long-term earnings rate assumption of 7.50 percent, we anticipate that the pension stabilization legislation interest rate changes enacted in August of 2014 will allow us to continue to make voluntary contributions of approximately $140 million per year for the foreseeable future.

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

Costs related to defined contribution plans totaled $45 million during 2014, $47 million during 2013 and $42 million during 2012.

Other benefits (income)/costs, which are included in income from operations, totaled $(25) million in 2014, $55 million in 2013 and $100 million in 2012. The Plan benefit in 2014 includes a $19 million curtailment gain. Excluding the gain, the $61 million decrease in expense from 2013 to 2014 is primarily due to favorable claims cost experience, a higher market related value of assets, the natural maturation of the plan and the deconsolidation of USSC, partially offset by changes in mortality assumptions. The decrease in expense from 2012 to 2013 is primarily due to benefit and plan design changes that resulted from the 2012 Labor Agreements. For additional information on pensions and other benefits, see Note 16 to the Consolidated Financial Statements.

Selling, general and administrative expenses

Selling, general and administrative expenses were $523 million in 2014, $610 million in 2013 and $654 million in 2012. The decrease from 2013 to 2014 and the decrease from 2012 to 2013 is primarily related to a decrease in pension and other benefits costs, as discussed above.

Depreciation, depletion and amortization

Depreciation, depletion and amortization expenses were $627 million in 2014, $684 million in 2013 and $661 million in 2012. The decrease from 2013 to 2014 is primarily related to the deconsolidation of USSC.

Income from investees

Income from investees was $142 million in 2014, $40 million in 2013 and $144 million in 2012. The increase from 2013 to 2014 is primarily related to an increase in income from equity affiliates that produce iron ore pellets and cold-rolled and coated sheets, and tin mill products. Additionally, the increase in 2014 is due to the discontinuation of equity method accounting and therefore, the absence of losses, due to the write-down of our investment in United Spiral Pipe, LLC in 2013. The decrease from 2012 to 2013 is primarily related to a decrease in income from equity affiliates that produce iron ore pellets and cold-rolled and coated sheets, and tin mill products.

Restructuring and Other Charges
During the year ended December 31, 2014, the Company recorded severance related charges of $16 million, which were reported in restructuring and other charges in the consolidated statement of operations, for additional headcount reductions related to our Canadian operations prior to the deconsolidation of USSC, within our Flat-rolled segment; certain of our Tubular operations in Bellville, Texas and McKeesport, Pennsylvania within our Tubular segment; and our USSK operations as well as headcount reductions principally at the Company’s corporate headquarters in conjunction with the Carnegie Way transformation efforts. The Company also recorded charges of $195 million and $37 million, related to the impairment of carbon alloy facilities and the write-off of pre-engineering costs from the Keetac expansion, respectively, within our Flat-rolled segment. Additionally, an asset impairment charge of $14 million was taken for certain of the Company's non-strategic assets that were designated as held for sale. Cash payments were made related to severance and exit costs of $11 million during 2014. Favorable adjustments for changes in estimates and the removal of restructuring reserves as a result of the deconsolidation of USSC were made for $17 million.
During 2013, the Company implemented certain headcount reductions and production facility closures related to our iron and steelmaking facilities at Hamilton Works in Canada, barge operations related to Warrior and Gulf Navigation (WGN) in Alabama and administrative headcount reductions at our Hamilton Works and Lake Erie Works also in Canada. We closed our iron and steelmaking facilities at Hamilton Works effective December 31, 2013. There were no such restructuring and other charges in 2012.

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
Management believes these actions will have a positive impact on the Company’s annual cash flows of approximately $39 million over the course of subsequent periods as a result of decreased payroll and benefits costs. Additionally, management does not believe there will be any significant impacts related to the Company’s revenues as a result of this restructuring.
Loss on deconsolidation of U. S. Steel Canada
USSC, an indirect wholly owned subsidiary of U. S. Steel, with unanimous approval from its Board of Directors, applied for relief from its creditors pursuant to CCAA on September 16, 2014. The CCAA filing was approved by the Ontario Superior Court of Justice (the Court) on September 16, 2014 and grants USSC creditor protection while it formulates a plan of restructuring. To assist USSC with its plan of restructuring, the Court confirmed the engagement by USSC of a chief restructuring officer, the appointment of a monitor and certain other financial advisors. As of the date of the CCAA filing, any proceedings pending against USSC, or currently underway affecting USSC’s business operations or property, have been stayed pending further order by the Court.
As a result of the CCAA proceedings, U. S. Steel no longer has a controlling financial interest over USSC, as defined under ASC 810, Consolidation, and therefore has deconsolidated USSC’s net assets as of the end of the day on September 15, 2014. This has resulted in a pretax loss on deconsolidation and other charges of $416 million, which includes approximately $20 million of professional fees. The pretax loss on deconsolidation includes the derecognition of the carrying amounts of USSC's assets and liabilities and accumulated other comprehensive loss that were previously consolidated in U. S. Steel's consolidated balance sheet and the impact of recording the retained interest in USSC. Subsequent to the deconsolidation, U. S. Steel will account for USSC using the cost method of accounting, which has been reflected as zero in U. S. Steel’s consolidated balance sheet as of December 31, 2014, due to the negative equity associated with USSC’s underlying financial position.
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
The CCAA filing by USSC on September 16, 2014 is an event of default under the terms of the Province Note loan agreement between USSC and the Province of Ontario. The failure of USSC to pay the Province Note would constitute an event of default under the indenture for the 2019 Senior Convertible Notes that enables the trustee or the holders of not less than 25% of the 2019 Senior Convertible Notes to declare them immediately due and payable. That has not occurred, but if it does, U. S. Steel intends to settle the 2019 Senior Convertible Notes in cash. Therefore, the 2019 Senior Convertible Notes have been reclassified from long-term to short-term in our consolidated balance sheet as of December 31, 2014.
In conjunction with the CCAA filing, U. S. Steel agreed to provide a debtor-in-possession (DIP) credit facility to USSC, that was approved by the Court on October 8, 2014, and provides for borrowings under the facility of a maximum commitment of C$185 million (approximately $165 million). The DIP facility will be primarily used for USSC’s working capital needs as well as to provide support for any guarantees, letters of credit and other forms of credit support related to USSC’s operations and contains certain covenants governing the terms and provisions of the DIP facility. At December 31, 2014, there were no amounts drawn under the DIP facility.

Income (Loss) from Operations(a)

	Year Ended December 31,
(Dollars in Millions)	2014	2013	2012
Flat-rolled(b)	$709	$105	$400
USSE	133	28	34	(c)
Tubular	261	190	366
Total income from reportable segments	1,103	323	800
Other Businesses	82	77	55
Reportable segments and Other Businesses income from operations	1,185	400	855
Items not allocated to segments:
Postretirement benefit expenses(b) (d)	(114)	(221)	(297)
Other items not allocated to segments:
Loss on deconsolidation of U. S. Steel Canada and other charges	(416)	—	—
Impairment of carbon alloy facilities(e)	(195)	—	—
Litigation reserves	(70)	—	—
Write-off of pre-engineering costs(e)	(37)	—	—
Loss on assets held for sale(e)	(14)	—	—
Gain on sale of real estate assets	55	—	—
Curtailment gain	19	—	—
Impairment of goodwill	—	(1,806)	—
Restructuring and other charges	—	(248)	—
Environmental remediation charge	—	(32)	—
Write-off of equity investment	—	(16)	—
Supplier contract dispute settlement	—	23	15
Net loss on the sale of assets	—	—	(310)
Labor agreement lump sum payments	—	—	(35)
Property tax settlements	—	—	19
Total income (loss) from operations	$413	$(1,900)	$247

(a)	See Note 3 to the Consolidated Financial Statements for reconciliations and other disclosures required by Accounting Standards Codification Topic 280.

(b)	Excludes the results of USSC beginning September 16, 2014 as a result of the CCAA filing. See Note 4 to the Consolidated Financial Statements.

(c)	Includes the results of USSS through the disposition date of January 31, 2012. See Note 5 to the Consolidated Financial Statements.

(d)
Consists of the net periodic benefit cost elements, other than service cost and amortization of prior service cost for active employees, associated with our pension, retiree health care and life insurance benefit plans.

(e)	Included in restructuring and other charges on the Consolidated Statement of Operations. See Note 23 to the Consolidated Financial Statements.

Gross Margin by Segment
(Flat-rolled excludes the results of USSC beginning September 16, 2014; USSE includes the results of USSS through the disposition date of January 31, 2012)

	Year Ended December 31,
	2014	2013	2012
Flat-rolled	10%	7%	8%
USSE	10%	7%	8%
Tubular	14%	11%	15%

Segment results for Flat-rolled
(Excludes the results of USSC beginning September 16, 2014)

Average Realized Price Per Ton	Segment Income (Loss) from Operations(a)

(a) Amounts prior to 2011 have been revised to reflect a change in our segment allocation methodology for postretirement benefit expenses as disclosed in Note 3 to the Consolidated Financial Statements.

The Flat-rolled segment had income of $709 million for the year ended December 31, 2014 compared to income of $105 million for the year ended December 31, 2013. The increase in Flat-rolled results for 2014 compared to 2013 resulted from an increase in average realized prices (approximately $535 million), lower raw material costs (approximately $265 million), lower repairs and maintenance and other operating costs (approximately $75 million), higher income from our joint ventures (approximately $40 million), higher steel substrate sales to our Tubular segment (approximately $15 million) and the deconsolidation of USSC (approximately $10 million). These changes were partially offset by higher costs for profit based payments (approximately $140 million), increased energy costs, primarily due to higher natural gas costs (approximately $125 million) and a decrease in shipment volumes (approximately $70 million). Benefits from our Carnegie Way efforts are included in the disclosed changes.

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

U. S. Steel has a 50 percent ownership in Double Eagle Steel Coating Company (DESCO) that operates an electrogalvanizing facility located in Dearborn, Michigan. The facility coats sheet steel with free zinc or zinc alloy coatings, primarily for use in the automotive industry. DESCO’s annual production capability is approximately 870,000 tons. During the second quarter of 2013, U. S. Steel and its joint venture partner decided to dissolve the partnership with a two year dissolution period running through April 30, 2015. During the first quarter 2015, U. S. Steel entered into negotiations with a party claiming to have acquired a 50 percent ownership as U. S. Steel's partner regarding DESCO ownership and continued operations.

Segment results for USSE
(Includes the results of USSS through the disposition date of January 31, 2012)

The USSE segment had income of $133 million for the year ended December 31, 2014 compared to income of $28 million for the year ended December 31, 2013. The increase in USSE results in 2014 compared to 2013 was primarily due to lower raw material costs (approximately $180 million), decreased repairs and maintenance and other operating costs (approximately $30 million) and increased shipping volumes (approximately $10 million). These changes were partially offset by lower average realized prices (approximately $120 million). Benefits from our Carnegie Way efforts are included in the disclosed changes.

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

Segment results for Tubular

(a) Amounts prior to 2011 have been revised to reflect a change in our segment allocation methodology for postretirement benefit expenses as disclosed in
Note 3 to the Consolidated Financial Statements.

The Tubular segment had income of $261 million for the year ended December 31, 2014 compared to income of $190 million for the year ended December 31, 2013. The increase in Tubular results in 2014 as compared to 2013 resulted mainly from decreased repairs and maintenance and other operating costs (approximately $75 million) and increased average realized prices (approximately $20 million). These increases were partially offset by higher costs for employee profit sharing (approximately $15 million). Benefits from our Carnegie Way efforts are included in the disclosed changes.

The Tubular segment had income of $190 million for the year ended December 31, 2013 compared to income of $366 million for the year ended December 31, 2012. The decrease in Tubular results in 2013 as compared to 2012 resulted mainly from decreased average realized prices (approximately $240 million) and a decrease in shipping volumes (approximately $35 million). These decreases were partially offset by lower substrate costs (approximately $90 million).

Results for Other Businesses

Other Businesses had income of $82 million, $77 million and $55 million for 2014, 2013 and 2012, respectively. The increase from 2012 to 2013 includes a gain of approximately $30 million from a real estate sale.

Items not allocated to segments:

The decrease in postretirement benefit expense in 2014 as compared to 2013 resulted from lower pension and retiree medical expenses as a result of a higher discount rate and better claims cost experience. The decrease in expense in 2013 as compared to 2012 resulted from better claims cost experience and the natural maturation of the pension plans.

We recorded $416 million of non-cash, pretax loss on the deconsolidation of USSC and other charges during 2014. See Note 4.
We recorded a $195 million pretax carbon alloy facilities impairment charge during 2014.
We recorded a pretax loss of $70 million related to litigation reserves during 2014 for the Company's ongoing litigation matters.
We recorded a $37 million pretax charge during 2014 to write-off pre-engineering costs since we have decided not to pursue an expansion of our Keetac iron ore pellet operations.
We recorded a $14 million pretax loss on assets held for sale during 2014 related to the write-down of non-strategic Corporate assets.
We recorded a $55 million gain on the sale of real estate assets during 2014 consisting of surface rights and mineral royalty revenue streams in the state of Alabama.
We recorded a pretax curtailment gain of $19 million for other benefit plans in 2014 associated with the elimination of non-union retiree medical coverage after 2017.

We recorded a non-cash impairment of goodwill charge of approximately $1,806 million related to the full write-off of goodwill related to our Flat-rolled and Texas Operations reporting units during 2013.

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

Net Interest and Other Financial Costs

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Interest income	$(12)	$(3)	$(7)
Interest expense	234	266	214
Other financial costs	21	69	34
Net interest and other financial costs	$243	$332	$241

The decrease in net interest and other financial costs from 2013 to 2014 is primarily due to the absence of a $34 million charge that was recorded in 2013 related to the repurchases of a portion of the 4% Senior Convertible Notes due May 15, 2014 (2014 Senior Convertible Notes) and the 2013 charge of $22 million related to a guarantee of an unconsolidated equity investment. The remaining principal amount on the 2014 Senior Convertible Notes was redeemed in May 2014 which also reduced interest expense for 2014.
The increase in net interest and other financial costs from 2012 to 2013 is primarily due to an increase in interest expense associated with our $275 million 6.875% Senior Notes due 2021 and our $316 million 2.75% Senior Convertible Notes due 2019, which were issued to refinance $542 million of our 2014 Senior Convertible Notes, a charge of $22 million related to a guarantee of an unconsolidated equity investment and a decrease in capitalized interest.

For additional information on U. S. Steel’s foreign currency exchange activity see Note 14 to the Consolidated Financial Statements and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk.”

Income Taxes

The income tax provision for the year ended December 31, 2014 was $68 million compared to an income tax benefit of $587 million in 2013 and an income tax provision of $131 million in 2012. The tax provision (benefit) does not reflect any tax benefit for pretax losses in Canada and Serbia (USSS was sold on January 31, 2012 and USSC was deconsolidated as of the end of the day on September 15, 2014), which are jurisdictions where we have, or had, recorded full valuation allowances on deferred tax assets. Included in the 2014 tax provision is a benefit of $32 million related to the loss on deconsolidation of USSC and other charges.

U. S. Steel made an election for U.S. income tax purposes, effective December 31, 2013, to liquidate a foreign subsidiary that holds most of our international operations. The election allowed us to take a worthless stock loss and bad debt deduction in our 2013 U.S. income tax return for the excess of our investment in the subsidiary over the value of its assets. As a result, the Company recorded a tax benefit of $419 million in 2013. The election to liquidate the foreign subsidiary for U.S. income tax purposes results in USSK's income being subject to U.S. income taxes, less any applicable credit for Slovak income taxes paid, effective December 31, 2013.

For 2013, there was essentially no tax benefit recorded on the $1.8 billion goodwill impairment charge. Included in the 2013 tax benefit is a benefit of $13 million to adjust state deferred taxes. In addition, the 2013 adjustment of prior years' federal income taxes included a charge of approximately $19 million to adjust deferred taxes for prior years' differences between the financial statement carrying amounts of assets and liabilities and their tax bases for U.S. income tax purposes. For 2012, no significant tax benefit was recorded on the $399 million loss on the sale of USSS. Included in the 2012 income tax provision is a tax benefit of $20 million relating to adjustments to tax reserves related to the conclusion of certain audits as well as a tax benefit of $26 million to adjust our estimated 2011 federal tax liability to our actual tax liability reflected in our tax return as filed.

The net domestic deferred tax asset was $318 million at December 31, 2014 compared to a net domestic deferred tax asset of $115 million at December 31, 2013. The increase in the net domestic deferred tax asset from 2013 to 2014 was primarily due to the remeasurement of plans for pensions and other benefits (see Note 16 to the Consolidated Financial Statements). A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. We continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.

At December 31, 2014, the net foreign deferred tax asset was $29 million, net of established valuation allowances of $5 million. At December 31, 2013, the net foreign deferred tax asset was $59 million, net of established valuation allowances of $1,028 million. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro. At December 31, 2013, a full valuation allowance was recorded for the net Canadian deferred tax asset primarily due to cumulative losses in Canada.

The Canadian deferred tax asset and the related valuation allowance were deconsolidated from U. S. Steel's balance sheet as of the end of the day on September 15, 2014.

For further information on income taxes see Note 9 to the Consolidated Financial Statements.

Net income/(loss) attributable to U. S. Steel

Net income attributable to U. S. Steel in 2014 was $102 million compared to a net loss of $1,645 million and $124 million in 2013 and 2012, respectively. The changes primarily reflected the factors discussed above.

Financial Condition, Cash Flows and Liquidity

Financial Condition

Inventories decreased by $192 million from December 31, 2013 primarily due to the deconsolidation of USSC partially offset by an inventory build during the fourth quarter of 2014 to position us to take advantage of future business opportunities.

Income tax receivable decreased by $170 million from December 31, 2013 primarily due to the receipt of a federal income tax refund related to the carryback of our 2013 net operating loss to prior years.

Investments and long-term receivables decreased by $44 million from December 31, 2013 primarily due to the deconsolidation of USSC.

Long-term receivables from related parties at December 31, 2014 represents amounts due from USSC subsequent to the deconsolidation.

Property, plant and equipment decreased by $1,348 million from December 31, 2013 primarily due to the deconsolidation of USSC and the impairment of carbon alloy facilities.

Intangibles decreased by $67 million from year-end 2013 primarily due to the deconsolidation of USSC.

Total deferred income tax benefits increased by $56 million from December 31, 2013 primarily due to the annual valuation effects of employee related benefits, offset by a decrease in other deferred tax benefits related to net operating losses used in 2014. See Notes 9 and 16 to the Consolidated Financial Statements.

Other noncurrent assets decreased by $115 million from year-end 2013 primarily due to the write-off of the Keetac expansion project and the use of restricted cash for qualified environmental capital projects.

Accounts payable and other accrued liabilities increased by $248 million from year-end 2013 primarily as a result of implementing extended vendor payment terms partially offset by the deconsolidation of USSC.

Short-term debt and current maturities of long-term debt increased by $55 million from year-end 2013 primarily as a result of the reclassification of the 2019 Senior Convertible Notes (2019 Notes) from long-term to short-term as a result of USSC's CCAA filing along with scheduled repayments of certain environmental revenue bonds, partially offset by the redemption of the remaining principal amount of our 2014 Senior Convertible Notes. See Note 15.

Long-term debt, less unamortized discount decreased by $496 million primarily due to the reclassification of $316 million of the 2019 Notes from long-term debt to current maturities of long-term debt as a result of the CCAA filing and the deconsolidation of USSC.

Employee benefits decreased by $947 million from December 31, 2013 primarily due to the deconsolidation of USSC, a strong return on plan assets, and benefit payments made in excess of the net periodic benefit expense recognized in 2014 partially offset by a decrease in the discount rate.

Deferred income tax liabilities decreased by $117 million from December 31, 2013 primarily due to foreign currency translation adjustments.

Cash Flows

Net cash provided by operating activities was $1,492 million in 2014 compared to $414 million in 2013 and $1,135 million in 2012. The increase is primarily due to improved financial results, changes in working capital period over period, and the receipt of the federal income tax refund. These increases were partially offset by higher employee benefit payments as described below. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business. We improved cash provided by operating activities by extending vendor payment terms consistent with industry standards.

Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the years ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31,
	2014	2013
Accounts Receivable Turnover	9.0	8.6
Inventory Turnover	6.0	6.2
Net cash provided by operating activities for 2014, 2013 and 2012 reflects employee benefits payments as shown in the following table.

Employee Benefits Payments

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Voluntary contributions to main defined benefit pension plan(a)	$140	$145	$140
Required contributions to other defined benefit pension plans	47	82	94
Other employee benefits payments not funded by trusts	198	137	303
Contributions to trusts for retiree health care and life insurance(b)	—	10	76
Payments to a multiemployer pension plan	73	74	69
Pension related payments not funded by trusts(c)	87	30	25
Reductions in cash flows from operating activities	$545	$478	$707

(a)	Includes a contribution in 2013 related to the payment of Pension Benefit Guarantee Corporation (PBGC) fees.

(b)	Includes $75 million of contributions in 2012 to a restricted account within our trust for represented retiree health care and life insurance benefits as required by collective bargaining agreements.

(c)	Includes a one time payment of $5 million in 2012 related to fees paid by the Company on behalf of the main defined benefit pension plan.

Capital expenditures in 2014 were $419 million compared to $477 million in 2013 and $723 million in 2012.

2014 Capital Spending
Flat-rolled capital expenditures were $261 million and included spending for the ongoing implementation of an enterprise resource planning (ERP) system, the Granite City Works Steel Shop Tap and Charging Emission Control System, a blast furnace reline at Mon Valley Works, blast furnace projects at Granite City and Great Lakes Works and various other infrastructure, environmental and strategic projects. Tubular capital expenditures of $76 million related to an upgrade to the Lorain No. 4 Seamless Hot Mill, the Offshore Operations Houston Test Lab and various other infrastructure and strategic capital projects. USSE capital expenditures of $74 million consisted of spending for infrastructure and environmental projects.

2013 Capital Spending
Flat-rolled capital expenditures were $349 million and included spending for construction of carbon alloy facilities at Gary Works, a major rehabilitation of the No. 8 Blast Furnace at Gary Works, ongoing implementation of an ERP system and various other infrastructure and environmental projects. Tubular capital expenditures of $69 million related to an upgrade to the Lorain No. 4 Seamless Hot Mill, infrastructure, environmental and strategic capital projects. USSE capital expenditures of $40 million consisted of spending for infrastructure and environmental projects.

2012 Capital Spending
Flat-rolled capital expenditures were $625 million and included spending for construction of carbon alloy facilities at Gary Works, construction of a technologically and environmentally advanced coke battery at the Mon Valley Works’ Clairton Plant, ongoing implementation of an ERP system and various other infrastructure and environmental projects. Tubular capital expenditures of $42 million primarily related to an upgrade to the Lorain No. 4 Seamless Hot Mill, infrastructure and environmental capital projects. USSE capital expenditures of $38 million consisted of spending for infrastructure and environmental projects.

U. S. Steel’s contract commitments to acquire property, plant and equipment at December 31, 2014, totaled $326 million.

Capital expenditures for 2015 are expected to total approximately $650 million and remain focused largely on strategic, infrastructure and environmental projects.
We are continuing our efforts to implement an ERP system to replace our existing information technology systems, which will enable us to operate more efficiently. The completion of the ERP project is expected to provide further opportunities to streamline, standardize and centralize business processes in order to maximize cost effectiveness, efficiency and control across our domestic operations. We implemented our ERP system at Mon Valley Works in 2012, Gary Works in 2013 and Granite City Works and Great Lakes Works in 2014. We are also currently developing projects within our Flat-rolled, USSE and Tubular segments, such as facility enhancements, advanced high strength steels and additional premium connections that will further improve our ability to support our customers’ evolving needs and increase our value added product capabilities.
With reduced pricing for iron ore, management is considering its options with respect to the Company's iron ore position in the United States. The Company is also exploring opportunities related to the availability of reasonably priced natural gas as an alternative to coke in the iron reduction process to improve our cost competitiveness, while reducing our dependence on coal and coke. We are examining alternative iron and steelmaking technologies such as gas-based, direct-reduced iron (DRI) and electric arc furnace (EAF) steelmaking. We are currently in the permitting process for the installation of an EAF at our Fairfield Works in Alabama. We submitted air and water permit applications to the Jefferson County Department of Health and the Alabama Department of Environmental Management (ADEM), respectively, in February 2014. We are currently awaiting final determination on the applications from Jefferson County and ADEM.
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

Disposal of assets in 2014 primarily reflects proceeds from transactions to sell and swap a portion of the emissions allowances at USSK, as well as the sale of certain non-strategic assets. Disposal of assets in 2012 primarily reflects proceeds from the sale of the majority of the operating assets of Birmingham Southern Railroad Company and the Port Birmingham Terminal.

Restricted cash in 2014 reflects the use of restricted cash for qualified environmental capital projects. These proceeds are restricted for environmental capital projects at Gary Works, our Clairton Plant and Granite City Works and become unrestricted as capital expenditures for these projects are made. At December 31, 2014, $12 million of this restricted cash remains. Restricted cash in 2013 reflects a reduction in the use of cash collateralized letters of credit, which were replaced with surety bonds or transferred to our Receivables Purchase Agreement, as well as the use of proceeds from our environmental revenue bonds due 2042. Restricted cash in 2012 primarily reflects the issuance of $94 million of 2042 Environmental Revenue Bonds, the proceeds of which were placed in escrow and restricted for environmental capital projects at Gary Works, our Clairton Plant and Granite City Works.

Borrowings against revolving credit facilities in 2012 reflect amounts drawn under USSK’s unsecured revolving credit facilities.

Repayments of revolving credit facilities in 2012 reflect USSK’s repayment of the outstanding borrowings under its unsecured revolving credit facilities.

Receivables Purchase Agreement payments in 2012 reflect activity under the Receivables Purchase Agreement.

Issuance of long-term debt, net of financing costs in 2013 reflects the issuance of $316 million of 2.75% Senior Convertible Notes due 2019 and $275 million of 6.875% Senior Notes due 2021. U. S. Steel received net proceeds of $575 million after fees related to the underwriting discounts and third party expenses. Issuance of long-term debt, net of financing costs in 2012 reflects the issuance of $400 million of 7.50% Senior Notes due 2022 and the issuance of $94 million 5.75% 2042 Environmental Revenue Bonds (ERBs). U. S. Steel received net proceeds of $392 million and $93 million, respectively after related discounts and other fees. See “Liquidity.”

Repayment of long-term debt in 2014 reflects the redemption of the remaining $322 million principal amount of our 2014 Senior Convertible Notes. The aggregate price, including accrued and unpaid interest, for the 2014 Senior Convertible Notes redeemed was approximately $327 million and the redemptions were paid with cash. Repayment of long-term debt in 2013 reflects the repurchase of $542 million aggregate principal amount of our 2014 Senior Convertible Notes. Repayment of long-term debt in 2012 reflects the redemption of our $300 million 5.65% Senior Notes due 2013. See “Liquidity.”

For all four quarters in 2014, 2013 and 2012, dividends paid per share of U. S. Steel common stock was $0.05.

Liquidity

The following table summarizes U. S. Steel’s liquidity as of December 31, 2014:

(Dollars in millions)
Cash and cash equivalents	$1,354
Amount available under $875 Million Credit Facility	875
Amount available under Receivables Purchase Agreement	576
Amounts available under USSK credit facilities	277
Total estimated liquidity	$3,082

We ended 2014 with $1,354 million of cash and cash equivalents and total liquidity of $3.1 billion. As of December 31, 2014, $417 million of the total cash and cash equivalents was held by our foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations. See Note 9 to the Consolidated Financial Statements. Additionally, as part of our Carnegie Way transformation to remain competitive and drive world class growth, we extended vendor payment terms to be better aligned with other large industrial companies and our peers in the metals and mining sector.

As of December 31, 2014, there were no amounts drawn under our $875 million credit facility agreement (Amended Credit Agreement) and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10% of the total aggregate commitments and $87.5 million. Since availability was greater than $87.5 million, compliance with the fixed charge coverage ratio covenant was not applicable.

On July 23, 2014, the Company amended its Amended Credit Agreement to designate USSC and each subsidiary of USSC formed under the laws of Canada or any province thereof as an excluded subsidiary and to waive any event of default that may occur as a result of the 2019 Senior Convertible Notes being accelerated or caused to be accelerated as a result of specified actions of USSC.

As of December 31, 2014, U. S. Steel has a Receivables Purchase Agreement (RPA) that provides liquidity and letters of credit depending upon the number of eligible domestic receivables generated by U. S. Steel. Domestic trade accounts receivables are sold, on a daily basis, without recourse, to U. S. Steel Receivables, LLC (USSR), a consolidated wholly owned special purpose entity used only for the securitization program. As U. S. Steel accesses this facility, USSR sells senior undivided interests in the receivables to a third-party and a third-party commercial paper conduit, while maintaining a subordinated undivided interest in a portion of the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates.

The RPA may be terminated on the occurrence and failure to cure certain events, including, among others, failure by U. S. Steel to make payments under our material debt obligations and any failure to maintain certain ratios related to the collectability of the receivables. The maximum amount of receivables eligible for sale is $625 million and the facility expires in July 2016. At both December 31, 2014 and 2013, eligible accounts receivable supported $625 million of availability under the RPA. There were no receivables sold to third-parties under this facility at both December 31, 2014 and December 31, 2013. The subordinated retained interest at both December 31, 2014 and December 31, 2013 was $625 million with availability at December 31, 2014 of $576 million due to approximately $49 million of letters of credit outstanding.
On July 23, 2014, the RPA was amended to (a) modify a termination event so that if USSC and any of its subsidiaries organized in Canada failed to pay any principal of or premium or interest on any of its debt that is outstanding in a principal amount of at least $100 million, and (b) waive any termination event occurring as a result of the acceleration by the holders of the Company's 2019 Senior Convertible Notes due to the acceleration of any debt of USSC or any of its subsidiaries but only if the notes are promptly paid in full.

At both December 31, 2014 and 2013, USSK had no borrowings under its €200 million (approximately $244 million and $276 million, respectively) unsecured revolving credit facility. The Credit Agreement contains certain USSK financial covenants (as further defined in the Credit Agreement) as well as other customary terms and conditions. The Credit Agreement expires in July 2016.
USSK has a €20 million unsecured revolving credit facility that expires in December 2015 and a €10 million unsecured credit facility that expires in December 2016. At December 31, 2014, USSK had no borrowings under its €20 million and €10 million unsecured credit facilities (collectively approximately $36 million) and the availability was approximately $33 million due to approximately $3 million of customs and other guarantees outstanding. At December 31, 2013, USSK had no borrowings under its €20 million and €10 million unsecured credit facilities (collectively approximately $41 million) and the availability was approximately $38 million due to approximately $3 million of customs and other guarantees outstanding.

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

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $161 million of liquidity sources for financial assurance purposes as of December 31, 2014. Increases in these commitments which use collateral are reflected in restricted cash on the consolidated statement of cash flows.

At December 31, 2014, in the event of a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,891 million as of December 31, 2014 (including the Senior Notes and Senior Convertible Notes) may be declared immediately due and payable; (b) the Amended Credit Agreement, the RPA and USSK’s €200 million revolving credit agreement may be terminated and any amounts outstanding declared immediately due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield slab caster for $36 million or provide a letter of credit to secure the remaining obligation.

U. S. Steel is the lessee of a slab caster at Fairfield Works in Alabama. In December 2012, U. S. Steel exercised an option to renew the lease for a nine year term and purchase the facility at the expiration of the renewal period in June 2022.

The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $4 million at December 31, 2014. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

In 2012, we made a $75 million contribution to a restricted account within our trust for represented retiree health care and life insurance benefits as required by collective bargaining agreements. Other contributions to this trust account were deferred. Required contributions to this account now total $150 million in 2015 and $75 million in 2016.

The following table summarizes U. S. Steel’s contractual obligations at December 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

(Dollars in millions)
				Payments Due by Period
Contractual Obligations	Total		2015	2016 through 2017		2018 through 2019		Beyond 2019
Long-term debt (including interest) and capital leases(a)	$5,192		$299	$976		$657		$3,260
Operating leases(b)	284		84	135		37		28
Contractual purchase commitments(c)	8,600		5,657	1,306		627		1,010
Capital commitments(d)	326		149	177		—		—
Environmental commitments(d)	212		19	—		—		193	(e)
Steelworkers Pension Trust	415	(f)	75	165	(f)	175	(f)	—	(f)
Pensions(g)	—		—	—		—		—
Other benefits	1,232	(h)	387	495		350		—	(h)
Unrecognized tax positions	112		—	—		—		112	(e)
Total contractual obligations	$16,373		$6,670	$3,254		$1,846		$4,603

(a)	See Note 15 to the Consolidated Financial Statements.

(b)	See Note 22 to the Consolidated Financial Statements. Amounts exclude subleases.

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

(f)
While it is difficult to make a prediction of cash requirements beyond the term of the 2012 Labor Agreements with the USW, which expire on September 1, 2015, projected amounts shown through 2019 assume that the current $2.65 contribution rate per hour will apply.

(g)
Projections for minimum required contributions to the main domestic defined benefit pension plan are not reflected in the table as the pension stabilization legislation interest rate changes enacted in August 2014 will allow us to continue to make voluntary contributions for the foreseeable future assuming future asset performance consistent with our expected long-term earnings rate assumption and assuming the current low interest rate environment persists.

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

Contingent lease payments have been excluded from the above table. Contingent lease payments relate to operating lease agreements that include a floating rental charge, which is associated to a variable component. Future contingent lease payments are not determinable to any degree of certainty. U. S. Steel’s annual incurred contingent lease expense is disclosed in Note 22 to the Consolidated Financial Statements. Additionally, recorded liabilities related to deferred income taxes and other liabilities that may have an impact on liquidity and cash flow in future periods, disclosed in Note 9 to the Consolidated Financial Statements, are excluded from the above table.

In November 2013, U. S. Steel’s Board of Directors (the Board) authorized voluntary contributions to U. S. Steel’s trusts for pensions and other benefits of up to $300 million through the end of 2015. U. S. Steel made voluntary contributions of $140 million to the main domestic defined benefit pension plan in 2014. U. S. Steel may make voluntary contributions of similar amounts from the authorized funding in 2015 or later periods to the main defined benefit pension plan in the United States in order to mitigate potentially larger mandatory required contributions under the Pension Protection Act of 2006 in later years. The funded status of U. S. Steel’s pension plans is disclosed in Note 16 to the Consolidated Financial Statements.

The following table summarizes U. S. Steel’s commercial commitments at December 31, 2014, and the effect such commitments could have on our liquidity and cash flows in future periods.

(Dollars in millions)
		Scheduled Reductions by Period
Commercial Commitments	Total	2015	2016 through 2017	2018 through 2019	Beyond 2019
Standby letters of credit(a)	$64	$53	$1	$—	$10	(b)
Surety bonds(a)	67	—	—	—	67	(b)
Funded Trusts(a)	28	—	—	—	28	(b)
Total commercial commitments	$159	$53	$1	$—	$105

(a)	Reflects a commitment or guarantee for which future cash outflow is not considered likely.

(b)	Timing of potential cash outflows is not determinable.

Our major cash requirements in 2015 are expected to be for capital expenditures, employee benefits and operating costs, including purchases of raw materials. We ended 2014 with $1,354 million of cash and cash equivalents and $3.1 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.

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

Environmental Matters

U. S. Steel has incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. In recent years, these expenditures have been mainly for process changes in order to meet Clean Air Act (CAA) obligations and similar obligations in Europe and Canada, although ongoing compliance costs have also been significant. To the extent that these expenditures, as with all costs, are not ultimately reflected in the prices of our products and services, operating results will be reduced. U. S. Steel believes that our major North American and many European integrated steel competitors are confronted by substantially similar conditions and thus does not believe that our relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on our competitive position with regard to domestic mini-mills, some foreign steel producers (particularly in developing economies such as China, Russia, Ukraine and India) and producers of materials that compete with steel, all of which may not be required to incur equivalent costs in their operations. The specific impact on each competitor may vary depending on several things such as the age and location of its operating facilities and its production methods.
Some of U. S. Steel’s facilities were in operation before 1900. Although management believes that U. S. Steel’s environmental practices have either led the industry or at least been consistent with prevailing industry practices, hazardous materials may have been released at current or former operating sites or delivered to sites operated by third parties. This means U. S. Steel is responsible for remediation costs associated with the release and/or disposal of such materials and many of our competitors do not have similar historical liabilities.
Our U.S. facilities are subject to environmental laws applicable in the U.S., including the CAA, the Clean Water Act (CWA), the Resource Conservation and Recovery Act (RCRA) and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), as well as state and local laws and regulations.
USSK is subject to the environmental laws of Slovakia and the European Union (EU). For further discussion of these laws and their effect on USSK and U. S. Steel, see "Part I, Item 1. Business - Environmental Matters" and Note 24 to the Consolidated Financial Statements, "Contingencies and Commitments - Environmental Matters - European Union (EU) Environmental Requirements."
In the future, compliance with EU CO2 emission requirements for USSK may include substantial costs for emission allowances, restriction of production and higher prices for coking coal, natural gas and electricity generated by carbon based systems. U. S. Steel is also responsible for remediation costs related to former and present operating locations and disposal of environmentally sensitive materials. For further discussion of CO2 emission requirements and remediation, see "Part I, Item 1. Business - Environmental Matters," "Part I, Item 3. Legal Proceedings - Environmental Proceedings" and Note 24 to the Consolidated Financial Statements, "Contingencies and Commitments - Environmental Matters - European Union (EU) Environmental Requirements."

U. S. Steel’s environmental expenditures were as follows:

(Dollars in millions)
	2014	2013	2012
North America:
Capital	$47	$51	$48
Compliance
Operating & maintenance	303	322	347
Remediation(a)	22	56	34
Total North America	$372	$429	$429
USSE:
Capital	$36	$13	$5
Compliance
Operating & maintenance	14	16	14
Remediation(a)	8	9	7
Total USSE	$58	$38	$26
Total U. S. Steel	$430	$467	$455

(a)	These amounts include spending charged against remediation reserves, net of recoveries where permissible, but do not include non-cash provisions recorded for environmental remediation.

U. S. Steel’s environmental capital expenditures accounted for 20 percent of total capital expenditures in 2014, 13 percent in 2013 and seven percent in 2012.

Environmental compliance expenditures represented two percent of U. S. Steel's total costs and expenses in 2014, three percent in 2013 and two percent of U. S. Steel’s total costs and expenses in 2012. Remediation spending during 2012 through 2014 was mainly related to remediation activities at former and present operating locations.

RCRA establishes standards for the management of solid and hazardous wastes. Besides affecting current waste disposal practices, RCRA also addresses the environmental impacts of certain past waste disposal operations, the recycling of wastes and the regulation of storage tanks.

U. S. Steel is in the study phase of RCRA corrective action programs at our Fairless Plant and Lorain Tubular Operations. RCRA corrective action programs have also been initiated at Gary Works, Fairfield Works and UPI. Until the studies are completed at these facilities, U. S. Steel is unable to estimate the total cost of remediation activities that will be required.

For discussion of other relevant environmental items see “Part I, Item 3. Legal Proceedings – Environmental Proceedings.”

The following table shows activity with respect to environmental remediation liabilities for the years ended December 31, 2014 and December 31, 2013. These amounts exclude liabilities related to asset retirement obligations accounted for in accordance with ASC Topic 410. See Note 17 to the Consolidated Financial Statements.

(Dollars in millions)	2014	2013
Beginning Balance	$233	$203
Plus: Additions	5	45
Less: Obligations Settled	(26)	(15)
Ending Balance	$212	$233

New or expanded environmental requirements, which could increase U. S. Steel’s environmental costs, may arise in the future. U. S. Steel intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information and existing laws and regulations as currently implemented, U. S. Steel does not anticipate that environmental compliance and remediation expenditures (including operating and maintenance) will materially increase in 2015. U. S. Steel’s environmental capital expenditures are expected to be approximately $100 million in 2015, $90 million of which is related to projects at USSE. U. S. Steel's environmental expenditures for 2015 for operating and maintenance and for remediation projects are expected to be approximately $300 million and $10 million, respectively of which approximately $15 million and $8 million for operating and maintenance and remediation, respectively, is related to USSE. Predictions beyond 2015 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies to remediate sites, among other factors. Based upon currently identified projects, U. S. Steel anticipates that environmental capital expenditures will be approximately $210 million in 2016, including $120 million for USSE; however, actual expenditures may vary as the number and scope of environmental projects are revised as a result of improved technology or changes in regulatory requirements and could increase if additional projects are identified or additional requirements are imposed.

Regulation G Reconciliation - Adjusted Net Income (Loss) and Adjusted Net Income (Loss) Per Share

We present adjusted net income (loss) and adjusted net income (loss) per diluted share, which are non-GAAP measures, as an additional measurement to enhance the understanding of our operating performance and facilitate a comparison with that of our competitors. Adjusted net income (loss) and adjusted net income (loss) per diluted share are not, however, intended as alternative measures of operating results or cash flow from operations as determined in accordance with GAAP and are not necessarily comparable to similarly titled measures used by other companies.

UNITED STATES STEEL CORPORATION
RECONCILIATION OF ADJUSTED NET INCOME (LOSS)

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2014	2013	2012
Reconciliation to net income (loss) attributable to United States Steel Corporation
Adjusted net income (loss)	$676	$(110)	$229
Loss on deconsolidation of U. S. Steel Canada and other charges	(385)	—	—
Impairment of carbon alloy facilities at Gary Works (a)	(161)	—	—
Litigation reserves	(46)	—	—
Write-off of pre-engineering costs at Keetac (a)	(30)	—	—
Loss on assets held for sale (a)	(9)	—	—
Gain on sale of real estate assets	45	—	—
Curtailment gain	12	—	—
Impairment of goodwill	—	(1,795)	—
Restructuring and other charges (b)	—	(279)	—
Repurchase premium charge (c)	—	(22)	(11)
Write-off of equity investment	—	(15)	—
Tax benefits (d)	—	561	—
Supplier contract dispute settlement	—	15	9
Loss on sale of U. S. Steel Serbia	—	—	(399)
Property Tax settlements	—	—	12
Gain on sale of transportation assets	—	—	58
Labor agreement lump sum payments	—	—	(22)
Total Adjustments	(574)	(1,535)	(353)
Net income (loss) attributable to United States Steel Corporation, as reported	$102	$(1,645)	$(124)
(a) Included in restructuring and other charges on the Consolidated Statement of Operations.
(b) Related primarily to the shut down of the iron and steelmaking facilities at Hamilton Works.
(c) Related to the repurchases of $542 million principal amount of our 2014 Senior Convertible Notes.
(d) Related to a tax restructuring and other items.

UNITED STATES STEEL CORPORATION
RECONCILIATION OF ADJUSTED NET INCOME (LOSS) PER SHARE
	Year Ended December 31,
(Dollars in millions, except per share amounts)	2014	2013	2012
Reconciliation to diluted net income (loss) per share
Adjusted diluted net income (loss) per share	$4.47	$(0.76)	$1.45
Loss on deconsolidation of U. S. Steel Canada and other charges	(2.52)	—	—
Impairment of carbon alloy facilities at Gary Works (a)	(1.06)	—	—
Litigation reserves	(0.31)	—	—
Write-off of pre-engineering costs at Keetac (a)	(0.21)	—	—
Loss on assets held for sale (a)	(0.06)	—	—
Gain on sale of real estate assets	0.30	—	—
Curtailment gain	0.08	—	—
Impairment of goodwill	—	(12.41)	—
Restructuring and other charges (b)	—	(1.93)	—
Repurchase premium charge (c)	—	(0.15)	(0.06)
Write-off of equity investment	—	(0.10)	—
Tax benefits (d)	—	3.88	—
Supplier contract dispute settlement	—	0.10	0.05
Loss on sale of U. S. Steel Serbia	—	—	(2.32)
Labor agreement lump sum payments	—	—	(0.13)
Property Tax settlements	—	—	0.07
Gain on sale of transportation assets	—	—	0.34
Additional dilutive effects of securities	—	—	(0.26)
Total adjustments	(3.78)	(10.61)	(2.31)
Diluted net income (loss) per share, as reported	$0.69	$(11.37)	$(0.86)
(a) Included in restructuring and other charges on the Consolidated Statement of Operations.
(b) Related primarily to the shut down of the iron and steelmaking facilities at Hamilton Works.
(c) Related to the repurchases of $542 million principal amount of our 2014 Senior Convertible Notes.
(d) Related to a tax restructuring and other items.

Outlook for 2015

Our Carnegie Way progress so far has exceeded our expectations in this multi-year journey. We expect to continue to generate benefits from our transformation which focuses on creating value through sustainable improvements in our business model and earnings power.

We anticipate that the global economy in 2015 will expand at a moderate rate, with U.S. economic growth of approximately 3% and European economic growth of approximately 1%. Steel demand tracks directionally with GDP, and our view is that we will continue to see low single digit growth rates in each region, which is broadly consistent with worldsteel Association projections. We expect that the depressed oil prices will have a negative impact on our Tubular segment. Although this will also be a headwind for our Flat-rolled segment, we are encouraged by the potential that improved consumer spending could provide to overall flat-rolled demand. We may continue to experience high levels of imports, which we believe in many cases are unfairly traded. Moreover, our earnings from USSK are likely to be negatively affected by foreign exchange rates, particularly the strengthening of the U.S. dollar.

We are focused on creating economic profit throughout the business cycle. Our balance sheet and liquidity are strong, and our healthy cash flows give us the strategic flexibility to continue to improve our performance under this set of market conditions. We are confident that the Carnegie Way will continue to deliver meaningful improvements helping to offset headwinds throughout 2015. With our strong balance sheet and continued Carnegie Way improvements, we are in a much better position to respond quickly to challenging market conditions, and our improved earnings power will enable us to be more profitable during these market conditions than we have been in the past.

Focusing on short term fluctuations in a volatile environment is contrary to the foundations of the Carnegie Way transformation. We believe that value creation comes from a sustained improvement in earnings power across the business cycle and to achieve our ultimate goal of delivering economic profit, we cannot be deterred by short term volatility in our markets. Consistent with this strategy we will provide quantitative annual earnings guidance as we believe it provides all of our stakeholders with a more informed view of our earnings potential as compared to a short term quarter to quarter perspective.

We have proven in 2014 that we can respond to challenging headwinds. As we enter 2015 with this volatile market, we face significant challenges from dramatically lower oil prices, lower steel prices, and the impact of the stronger U.S. dollar and global overcapacity on imports and our operations, but we expect our Carnegie Way journey to continue to generate additional benefits in 2015, including healthy cash flows, strong liquidity, and sustaining our improved balance sheet. Based on all of the factors described above, we expect full-year 2015 adjusted Income from Operations to be between $550 million and $850 million, or adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) of between $1.1 billion and $1.4 billion.

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

U. S. Steel may enter into derivative financial instrument transactions in order to manage or reduce these market risks. The use of derivative instruments is subject to our corporate governance policies. These instruments are used solely to mitigate market exposure and are not used for trading or speculative purposes.

U. S. Steel may elect to use hedge accounting for certain commodity or currency transactions. For those transactions, the impact of the effective portion of the hedging instrument will be recognized in other comprehensive income until the transaction is settled. Once the transaction is settled, the effect of the hedged item will be recognized in income. For further information regarding derivative instruments see Notes 1 and 14 to the Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

U. S. Steel, through USSE, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar, particularly the euro. U. S. Steel historically has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. U. S. Steel has not elected to use hedge accounting for these contracts. Foreign currency derivative instruments have been marked-to-market and the resulting gains or losses recognized in the current period in net interest and other financial costs. At December 31, 2014 and December 31, 2013, U. S. Steel had open euro forward sales contracts for U.S. dollars (total notional value of approximately $401 million and $320 million, respectively). A 10 percent increase in the December 31, 2014 euro forward rates would result in a $37 million charge to income.

The fair value of our derivatives is determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used include quotes from counterparties that are corroborated with market sources.

Volatility in the foreign currency markets could have significant implications for U. S. Steel as a result of foreign currency transaction effects. Future foreign currency impacts will depend upon changes in currencies and the extent to which we engage in derivatives transactions. For additional information on U. S. Steel’s foreign currency exchange activity, see Note 14 to the Consolidated Financial Statements.

Commodity Price Risk and Related Risks

In the normal course of our business, U. S. Steel is exposed to market risk or price fluctuations related to the purchase, production or sale of steel products. U. S. Steel is also exposed to price risk related to the purchase, production or sale of coal, coke, natural gas, steel scrap, iron ore and pellets, and zinc, tin and other nonferrous metals used as raw materials. See Note 14 to the Consolidated Financial Statements for further details on U. S. Steel’s derivatives.

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

U. S. Steel held commodity contracts for natural gas forward buys placed for 2015 that qualified for the normal purchases and normal sales exemption with a total notional value of approximately $28 million at December 31, 2014. Total commodity contracts for natural gas forward buys placed for 2015 at December 31, 2014 represent approximately six percent of our expected North American natural gas requirements.

Interest Rate Risk

U. S. Steel is subject to the effects of interest rate fluctuations on certain of our non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in year-end 2014 and 2013 interest rates on the fair value of U. S. Steel’s non-derivative financial instruments is provided in the following table:

(Dollars in millions)	2014		2013
Non-Derivative Financial Instruments(a)	Fair Value(b)	Increase in Fair Value(c)	Fair Value(b)	Increase in Fair Value(c)
Financial assets:
Investments and long-term receivables(d)(e)	$45	$—	$63	$—
Financial liabilities:
Debt(f)(g)	$3,740	$113	$4,198	$127

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

(c)
Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10 percent decrease in interest rates at December 31, 2014 and 2013, on the fair value of U. S. Steel’s non-derivative financial instruments. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at December 31, 2014 and December 31, 2013.

(d)	Excludes equity method investments.

(e)	Fair value was based on Level 2 inputs which were discounted cash flows. U. S. Steel is subject to market risk and liquidity risk related to its investments.

(f)	Excludes capital lease obligations.

(g)
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

February 24, 2015

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

Internal Control Over Financial Reporting

United States Steel Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of United States Steel Corporation’s management, including the chief executive officer and chief financial officer, United States Steel Corporation conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, United States Steel Corporation’s management concluded that United States Steel Corporation’s internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of United States Steel Corporation’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ MARIO LONGHI	/S/ DAVID B. BURRITT
Mario Longhi	David B. Burritt
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

/S/ COLLEEN M. DARRAGH
Colleen M. Darragh
Vice President and Controller

Report of Independent Registered Public Accounting Firm

To the Stockholders of United States Steel Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of United States Steel Corporation and its subsidiaries (the Company) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report to Stockholders – Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 24, 2015

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2014	2013	2012
Net sales:
Net sales	$16,149	$16,269	$18,025
Net sales to related parties (Note 21)	1,358	1,155	1,303
Total	17,507	17,424	19,328
Operating expenses (income):
Cost of sales (excludes items shown below)	15,455	16,016	17,630
Selling, general and administrative expenses	523	610	654
Depreciation, depletion and amortization (Notes 11 and 12)	627	684	661
Income from investees (Note 10)	(142)	(40)	(144)
Impairment of goodwill (Note 12)	—	1,806	—
Restructuring and other charges (Note 23)	250	248	—
Loss on deconsolidation of U. S. Steel Canada and other charges (Note 4)	416	—	—
Net (gain) loss on disposals of assets (Notes 5 and 24)	(23)	—	296
Other income, net	(12)	—	(16)
Total	17,094	19,324	19,081
Income (loss) from operations	413	(1,900)	247
Interest income	(12)	(3)	(7)
Interest expense (Note 6 and 14)	234	266	214
Other financial costs (Note 6)	21	69	34
Net interest and other financial costs	243	332	241
Income (loss) before income taxes and noncontrolling interests	170	(2,232)	6
Income tax provision (benefit) (Note 9) (a)	68	(587)	131
Net income (loss) (a)	102	(1,645)	(125)
Less: Net loss attributable to noncontrolling interests	—	—	(1)
Net income (loss) attributable to United States Steel Corporation (a)	$102	$(1,645)	$(124)
Income (loss) per common share (Note 7)
Net income (loss) per share attributable to United States Steel Corporation stockholders:
— Basic	$0.71	$(11.37)	$(0.86)
— Diluted	$0.69	$(11.37)	$(0.86)
(a) 2013 amounts have been revised to correct a prior period error that resulted in additional tax benefit of $27 million.

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Net income (loss) (a)	$102	$(1,645)	$(125)
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments (b)	66	30	114
Changes in pension and other employee benefit accounts (b)	(218)	1,486	(15)
Other (b)	(5)	—	—
Deconsolidation of U. S. Steel Canada (c)	468	—	—
Total other comprehensive income, net of tax	311	1,516	99
Comprehensive income (loss) including noncontrolling interest	413	(129)	(26)
Comprehensive loss attributable to noncontrolling interest	—	—	(1)
Comprehensive income (loss) attributable to United States Steel Corporation	$413	$(129)	$(25)
(a) 2013 net loss has been revised to correct a prior period error that resulted in additional tax benefit of $27 million.
(b) Related income tax benefit (provision):

Foreign currency translation adjustments	$111	$—	$—
Pension and other benefits adjustments	282	(762)	(74)
Other adjustments	3	—	—
(c) Consists of $493 million for Pension and other benefit adjustments and $(25) million for currency translation adjustments.

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$1,354	$604
Receivables, less allowance of $45 and $53	1,617	1,818
Receivables from related parties less allowance of $218 and $0 (Note 21)	310	157
Inventories (Note 8)	2,496	2,688
Income tax receivable (Note 9)	15	185
Deferred income tax benefits (Note 9)	602	576
Other current assets	37	50
Total current assets	6,431	6,078
Investments and long-term receivables, less allowance of $8 and $10 (Note 10)	577	621
Long-term receivables from related parties, less allowance of $1,188 and $0	362	—
Property, plant and equipment, net (Note 11)	4,574	5,922
Intangibles — net (Note 12)	204	271
Deferred income tax benefits (Note 9)	46	16
Other noncurrent assets	120	235
Total assets	$12,314	$13,143
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$1,871	$1,681
Accounts payable to related parties (Note 21)	131	73
Payroll and benefits payable	1,003	974
Accrued taxes (Note 9)	134	140
Accrued interest	52	54
Short-term debt and current maturities of long-term debt (Note 15)	378	323
Total current liabilities	3,569	3,245
Long-term debt, less unamortized discount (Note 15)	3,120	3,616
Employee benefits (Note 16)	1,117	2,064
Deferred income tax liabilities (Note 9) (a)	301	418
Deferred credits and other noncurrent liabilities	407	424
Total liabilities	8,514	9,767
Contingencies and commitments (Note 24)
Stockholders’ Equity
Common stock issued — 150,925,911 shares issued (par value $1 per share, authorized 400,000,000 shares)	151	151
Treasury stock, at cost (5,270,872 shares and 6,245,666 shares)	(396)	(480)
Additional paid-in capital	3,623	3,667
Retained earnings (a)	1,862	1,789
Accumulated other comprehensive loss (Note 19)	(1,441)	(1,752)
Total United States Steel Corporation stockholders’ equity	3,799	3,375
Noncontrolling interests	1	1
Total liabilities and stockholders’ equity	$12,314	$13,143
(a) 2013 amounts have been revised to correct a prior period error that resulted in additional tax benefit of $27 million.

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income (loss) (a)	$102	$(1,645)	$(125)
Adjustments to reconcile net cash (used in) provided by operating activities:
Depreciation, depletion and amortization (Notes 11 and 12)	627	684	661
Impairment of goodwill (Note 12)	—	1,806	—
Restructuring and other charges (Note 23)	256	248	—
Loss on deconsolidation of U. S. Steel Canada and other charges (Note 4)	416	—	—
Provision for doubtful accounts	—	5	(1)
Pensions and other postretirement benefits	(235)	(28)	(181)
Deferred income taxes (Note 9) (a)	76	(386)	74
Net (gain) loss on disposal of assets (Notes 5 and 24)	(23)	—	296
Currency remeasurement loss (gain)	42	7	(15)
Distributions received, net of equity investees income	(135)	(27)	(45)
Changes in:
Current receivables	(199)	114	246
Inventories	(247)	(201)	192
Current accounts payable and accrued expenses	520	(61)	(103)
Income taxes receivable/payable	161	(187)	17
All other, net	131	85	119
Net cash provided by operating activities	1,492	414	1,135
Investing activities:
Capital expenditures	(419)	(477)	(723)
Acquisition of intangible assets	—	(12)	—
Disposal of assets	29	3	155
Change in restricted cash, net	29	100	(21)
Investments, net	(5)	(7)	(13)
Net cash used in investing activities	(366)	(393)	(602)
Financing activities:
Revolving credit facilities - borrowings	—	—	523
- repayments	—	—	(653)
Payments on Receivables Purchase Agreement	—	—	(380)
Issuance of long-term debt, net of financing costs of $0, $15 and $9	—	575	485
Repayment of long-term debt	(325)	(542)	(319)
Receipts from exercise of stock options	13	—	—
Dividends paid	(29)	(29)	(29)
Net cash (used in) provided by financing activities	(341)	4	(373)
Effect of exchange rate changes on cash	(35)	9	2
Net increase in cash and cash equivalents	750	34	162
Cash and cash equivalents at beginning of year	604	570	408
Cash and cash equivalents at end of year	$1,354	$604	$570
(a) 2013 amounts have been revised to correct a prior period error that resulted in additional tax benefit of $27 million.

See Note 20 for supplemental cash flow information.

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Dollars in Millions			Shares in Thousands
	2014	2013	2012	2014	2013	2012
Common stock:
Balance at beginning of year	$151	$151	$151	150,926	150,926	150,926
Common stock issued	—	—	—	—	—	—
Balance at end of year	$151	$151	$151	150,926	150,926	150,926
Treasury stock:
Balance at beginning of year	$(480)	$(521)	$(550)	(6,246)	(6,644)	(6,922)
Common stock reissued for employee/non-employee director stock plans	84	41	29	975	398	278
Balance at end of year	$(396)	$(480)	$(521)	(5,271)	(6,246)	(6,644)
Additional paid-in capital:
Balance at beginning of year	$3,667	$3,652	$3,650
Issuance of conversion option in 2019 Senior Convertible Notes, net of tax	—	31	—
Employee stock plans	(44)	(16)	2
Balance at end of year	$3,623	$3,667	$3,652

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Continued)

				Comprehensive Income (Loss)
(Dollars in millions)	2014	2013	2012	2014	2013	2012
Retained earnings:
Balance at beginning of year	$1,789	$3,463	$3,616
Net income (loss) attributable to United States Steel Corporation(a)	102	(1,645)	(124)	$102	$(1,645)	$(124)
Dividends on common stock	(29)	(29)	(29)
Balance at end of year	$1,862	$1,789	$3,463
Accumulated other comprehensive (loss) income:
Pension and other benefit adjustments (Note 16):
Balance at beginning of year	$(2,127)	$(3,613)	$(3,598)
Changes during year, net of taxes(b) (c)	296	1,444	(8)	296	1,444	(8)
Changes during year, equity investee net of taxes(b)	(21)	42	(7)	(21)	42	(7)
Balance at end of year	$(1,852)	$(2,127)	$(3,613)
Foreign currency translation adjustments:
Balance at beginning of year	$375	$345	$231
Changes during year, net of taxes(b) (c)	41	30	114	41	30	114
Balance at end of year	$416	$375	$345
Other:
Balance at beginning of year	$—	$—	$—
Changes during year, net of taxes(b)	(5)	—	—	(5)	—	—
Balance at end of year	$(5)	$—	$—
Total balances at end of year	$(1,441)	$(1,752)	$(3,268)
Total stockholders’ equity	$3,799	$3,375	$3,477
Noncontrolling interests:
Balance at beginning of year	$1	$1	$1
Net loss	—	—	(1)	—	—	(1)
Other	—	—	1
Balance at end of year	$1	$1	$1
Total comprehensive loss				$413	$(129)	$(26)
(a) 2013 net loss has been revised to correct an error that resulted in additional tax benefit of $27 million.
(b) Related income tax benefit (provision):

Foreign currency translation adjustments	$111	$—	$—
Pension and other benefits adjustments	282	(762)	(74)
Other adjustments	3	—	—
(c) 2014 amounts include $493 million for pension and other benefit adjustments and $(25) million for currency translation adjustment related to the deconsolidation of U. S. Steel Canada.

The accompanying notes are an integral part of these consolidated financial statements.

1. Nature of Business and Significant Accounting Policies

Nature of Business
United States Steel Corporation (U. S. Steel or the Company) produces and sells steel products, including flat-rolled and tubular products, in North America and Europe. Operations in North America also include iron ore and coke production facilities, railroad services and real estate operations.

Significant Accounting Policies
Principles applied in consolidation
These financial statements include the accounts of U. S. Steel and its majority-owned subsidiaries. Additionally, variable interest entities for which U. S. Steel is the primary beneficiary are included in the consolidated financial statements and their impacts are either partially or completely offset by noncontrolling interests. Intercompany accounts, transactions and profits have been eliminated in consolidation. On September 16, 2014, U. S. Steel Canada Inc. (USSC), a wholly owned subsidiary of U. S. Steel, applied for relief from its creditors pursuant to Canada’s Companies’ Creditors Arrangement Act (CCAA). As a result of USSC filing for protection under CCAA (CCAA filing), U. S. Steel determined that USSC and its subsidiaries would be deconsolidated from U. S. Steel’s financial statements on a prospective basis effective as of the date of the CCAA filing. Transactions between USSC and U. S. Steel subsequent to the CCAA filing are not eliminated and are considered related party.

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

LIFO (last-in, first-out) is the predominant method of inventory costing for inventories in the United States and FIFO (first-in, first-out) is the predominant method used in Canada and Europe. The LIFO method of inventory costing was used on 78 percent and 59 percent of consolidated inventories at December 31, 2014 and 2013, respectively.

Derivative instruments
U. S. Steel uses commodity-based and foreign currency derivative instruments to manage its exposure to price and foreign currency exchange rate risk. Forward physical purchase contracts and foreign exchange forward contracts are used to reduce the effects of fluctuations in the purchase price of natural gas and certain nonferrous metals and also certain business transactions denominated in foreign currencies. U. S. Steel has not elected to designate derivative instruments as qualifying for hedge accounting treatment. As a result, the changes in fair value of these derivatives are recognized immediately in results of operations. See Note 14 for further details on U. S. Steel’s derivatives.

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

U. S. Steel evaluates goodwill for impairment by either performing a qualitative evaluation or a two-step quantitative test, which involves comparing the estimated fair value, based on a discounted cash flow model, of the associated reporting unit to its carrying value, including goodwill. U. S. Steel performed the two-step quantitative test during the third quarter of 2013 and recorded an impairment charge of approximately $1.8 billion.

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

See Note 12 for further details on our evaluation of goodwill and intangible asset impairment.

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

When property, plant and equipment depreciated on a group basis is sold or otherwise disposed of, proceeds are credited to accumulated depreciation, depletion and amortization with no immediate effect on income. When property, plant and equipment depreciated on an individual basis is sold or otherwise disposed of, any gains or losses are reflected in income. Gains on disposal of long-lived assets are recognized when earned. If a loss on disposal is expected, such losses are recognized when the assets are reclassified as assets held for sale or when impaired as part of an asset group’s impairment. During the third quarter of 2013, the requirement to move to the second step of the annual goodwill impairment analysis was considered a triggering event and U. S. Steel completed a review of its long-lived assets. The review indicated that the assets were not impaired. There were no triggering events that required fixed assets to be evaluated for impairment in 2014 or 2012.

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

Pensions, other postretirement and postemployment benefits
U. S. Steel has defined contribution or multi-employer arrangements for pension benefits for more than half of its North American employees and non-contributory defined benefit pension plans covering the remaining North American employees. U. S. Steel has defined benefit retiree health care and life insurance plans (Other Benefits) that cover the majority of its employees in North America upon their retirement. Non-union salaried employees in the United States hired on or after July 1, 2003 participate in a defined contribution plan. In addition, most domestic salaried employees participate in defined contribution plans (401(k) plans). The Steelworkers Pension Trust (SPT), a multi-employer pension plan, to which U. S. Steel contributes on the basis of a fixed dollar amount for each hour worked by participating employees, currently covers approximately 65 percent of our union employees in the United States. Government-sponsored programs into which U. S. Steel makes required contributions cover the majority of U. S. Steel’s European employees.

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

The functional currency for U. S. Steel Europe (USSE) is the euro (€). USSC (which was deconsolidated as of the end of the day on September 15, 2014) has the Canadian dollar (C$) as its functional currency. Assets and liabilities of these entities are translated into U.S. dollars at period-end exchange rates. Revenue and expenses are translated using the average exchange rate for the reporting period. Resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity. Gains and losses from foreign currency transactions are included in net income (loss) for the period.

Stock-based compensation
U. S. Steel accounts for its various stock-based employee compensation plans in accordance with the guidance in Accounting Standards Codification (ASC) Topic 718 on stock compensation (see Note 13).

Deferred taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The realization of deferred tax assets is assessed quarterly based on several interrelated factors. These factors include U. S. Steel’s expectation to generate sufficient future taxable income and the projected time period over which these deferred tax assets will be realized. U. S. Steel records a valuation allowance when necessary to reduce deferred tax assets to the amount that will more likely than not be realized. Deferred tax liabilities have been recognized for the undistributed earnings of most foreign subsidiaries because management does not intend to indefinitely reinvest such earnings in foreign operations. See Note 9 for further details of deferred taxes.

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

Reclassifications, out of period adjustments and revisions
Certain reclassifications of prior years’ data have been made to conform to the current year presentation.
During 2014, the Company identified a prior period error related to the accounting for income taxes associated with the election, effective December 31, 2013, to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations. For discussion of the election on the 2013 income tax provision, see Note 9. The effect of the $27 million adjustment was recorded in 2014 as a revision to retained earnings and long-term deferred tax liabilities on the Company’s consolidated balance sheet as of December 31, 2013. The effects of the revision resulted in an additional tax benefit of $27 million to the previously reported income tax benefit in the consolidated statement of operations for 2013 and a corresponding decrease to long-term deferred tax liabilities and an increase in retained earnings of $27 million to the previously reported amounts in the consolidated balance sheet at December 31, 2013. The Company concluded that the impact of this error was not material to the prior period.

In 2013, the Company recorded two out of period adjustments to correct the presentation of deferred taxes. The adjustments recorded were a tax benefit of approximately $13 million to adjust state deferred taxes and a tax charge of approximately $19 million for deferred taxes related to fixed assets for prior years' differences between the financial statement carrying amounts of assets and liabilities and their tax basis for U.S. federal and state income tax purposes. Management has determined the impact of these out of period adjustments was not material to any prior period or the year ended December 31, 2013 and as a result, recorded the adjustments in the 2013 results.

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

3. Segment Information

U. S. Steel has three reportable segments: Flat-rolled Products (Flat-rolled), USSE and Tubular Products (Tubular). The results of our railroad and real estate businesses that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

The Flat-rolled segment includes the operating results of U. S. Steel’s integrated steel plants and equity investees in the United States and Canada (prior to the deconsolidation of USSC as a result of the CCAA filing) involved in the production of slabs, rounds, strip mill plates, sheets and tin mill products, as well as all iron ore and coke production facilities in the United States and Canada (prior to the deconsolidation of USSC). These operations primarily serve North American customers in the service center, conversion, transportation (including automotive), construction, container, appliance and electrical markets. Flat-rolled also supplies steel rounds and hot-rolled bands to Tubular.

Subsequent to USSC's CCAA filing on September 16, 2014, the Flat-rolled segment information does not include USSC. After the deconsolidation of USSC, transactions between U. S. Steel and USSC are considered related party transactions.

Effective January 1, 2015, the Flat-rolled segment has been realigned to better serve customer needs through the creation of commercial entities to specifically address customers in the automotive, consumer, industrial, service center and mining market sectors. This realignment will not affect the Company's reportable segments as they currently exist. For further information, see Item 1. Business Strategy.

The USSE segment includes the operating results of USSK, U. S. Steel’s integrated steel plant and coke production facilities in Slovakia. Prior to January 31, 2012, the USSE segment also included the operating results of U. S. Steel Serbia d.o.o. (USSS), which was sold on January 31, 2012 (see Note 5). USSE primarily serves customers in the European construction, service center, conversion, container, transportation (including automotive), appliance and electrical, and oil, gas and petrochemical markets. USSE produces and sells slabs, sheet, strip mill plate, tin mill products and spiral welded pipe, as well as heating radiators and refractory ceramic materials.

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

The results of segment operations are as follows:

(In millions)	Customer Sales	Intersegment Sales	Net Sales	Income (loss) from investees	Income (loss) from operations	Depreciation, depletion & amortization	Capital expenditures
2014
Flat-rolled	$11,708	$1,187	$12,895	$134	$709	$457	$261
USSE	2,891	45	2,936	—	133	95	74
Tubular	2,772	2	2,774	11	261	66	76
Total reportable segments	17,371	1,234	18,605	145	1,103	618	411
Other Businesses	136	133	269	(3)	82	9	8
Reconciling Items and Eliminations	—	(1,367)	(1,367)	—	(772)	—	—
Total	$17,507	$—	$17,507	$142	$413	$627	$419
2013
Flat-rolled	$11,572	$1,258	$12,830	$69	$105	$512	$349
USSE	2,941	3	2,944	—	28	95	40
Tubular	2,772	5	2,777	(25)	190	62	69
Total reportable segments	17,285	1,266	18,551	44	323	669	458
Other Businesses	139	134	273	(4)	77	15	19
Reconciling Items and Eliminations	—	(1,400)	(1,400)	—	(2,300)	—	—
Total	$17,424	$—	$17,424	$40	$(1,900)	$684	$477
2012
Flat-rolled	$12,908	$1,647	$14,555	$152	$400	$491	$625
USSE	2,949	145	3,094	—	34	102	38
Tubular	3,283	8	3,291	(6)	366	58	42
Total reportable segments	19,140	1,800	20,940	146	800	651	705
Other Businesses	188	139	327	(2)	55	10	18
Reconciling Items and Eliminations	—	(1,939)	(1,939)	—	(608)	—	—
Total	$19,328	$—	$19,328	$144	$247	$661	$723

The following is a schedule of reconciling items to income (loss) from operations:

(In millions)	2014	2013	2012
Items not allocated to segments:
Postretirement benefit expense(a)	$(114)	$(221)	$(297)
Other items not allocated to segments:
Loss on deconsolidation of U. S. Steel Canada and other charges (Note 4)	(416)	—	—
Impairment of carbon alloy facilities (Note 23) (b)	(195)	—	—
Litigation reserves (Note 24)	(70)	—	—
Write-off of pre-engineering costs at Keetac (Note 23) (b)	(37)	—	—
Loss on assets held for sale (Note 23) (b)	(14)	—	—
Gain on sale of real estate assets (c)	55	—	—
Curtailment gain (Note 16)	19	—	—
Impairment of goodwill (Note 12)	—	(1,806)	—
Restructuring and other charges (Note 23)	—	(248)	—
Environmental remediation charge	—	(32)	—
Write-off of equity investment (Note 10)	—	(16)	—
Supplier contract dispute settlement	—	23	15
Net loss on the sale of assets (Note 5)	—	—	(310)
Labor agreement lump sum payments	—	—	(35)
Property tax settlements	—	—	19
Total other items not allocated to segments	$(658)	$(2,079)	$(311)
Total reconciling items	$(772)	$(2,300)	$(608)

(a)
Consists of the net periodic benefit cost elements, other than service cost and amortization of prior service cost for active employees, associated with our pension, retiree health care and life insurance benefit plans.

(b)	Included in restructuring and other charges on the Consolidated Statement of Operations.

(c)	Gain on sale of surface rights and mineral royalty revenue streams in the state of Alabama.

Net Sales by Product:
The following summarizes net sales by product:

(In millions)	2014	2013	2012
Flat-rolled	$13,533	$13,508	$14,721
Tubular	2,818	2,826	3,246
Other (a)	1,156	1,090	1,361
Total	$17,507	$17,424	$19,328

(a)	Primarily includes sales of steel production by-products, railroad services and real estate operations.

Geographic Area:
The information below summarizes net sales, property, plant and equipment and equity method investments based on the location of the operating segment to which they relate.

(In millions)	Year	Net Sales	Assets
North America	2014	$14,616	$4,180	(a)
	2013	14,484	5,425	(a)
	2012	16,379	5,907	(a)
Europe	2014	2,891	890
	2013	2,940	1,022
	2012	2,949	1,034
Other Foreign Countries	2014	—	36
	2013	—	33
	2012	—	37
Total	2014	17,507	5,106
	2013	17,424	6,480
	2012	$19,328	$6,978

(a)	Assets with a book value of $4,172 million, $4,443 million and $4,523 million were located in the United States at December 31, 2014, 2013 and 2012, respectively.

4. Deconsolidation of U. S. Steel Canada and other charges

Restructuring and Creditor Protection
USSC, an indirect wholly owned subsidiary of U. S. Steel, with unanimous approval from its Board of Directors applied for relief from its creditors pursuant to CCAA on September 16, 2014. The CCAA filing was approved by the Ontario Superior Court of Justice (the Court) on September 16, 2014 and grants USSC creditor protection while it formulates a plan of restructuring. To assist USSC with its plan of restructuring, the Court confirmed the engagement by USSC of a chief restructuring officer, the appointment of a monitor and certain other financial advisors. As of the date of the CCAA filing, any proceedings pending against USSC, or currently underway affecting USSC’s business operations or property, have been stayed pending further order by the Court.
As a result of the CCAA proceedings, U. S. Steel no longer has a controlling financial interest over USSC, as defined under ASC 810, Consolidation, and therefore has deconsolidated USSC’s net assets as of the end of the day on September 15, 2014. This has resulted in a pretax loss on deconsolidation and other charges of $416 million, which includes approximately $20 million of professional fees. The pretax loss on deconsolidation includes the derecognition of the carrying amounts of USSC's assets and liabilities and accumulated other comprehensive loss that were previously consolidated in U. S. Steel's consolidated balance sheet and the impact of recording the retained interest in USSC. Subsequent to the deconsolidation, U. S. Steel will account for USSC using the cost method of accounting, which has been reflected as zero in U. S. Steel’s consolidated balance sheet as of December 31, 2014, due to the negative equity associated with USSC’s underlying financial position.

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

(Dollars in millions)	Period from January 1, 2014 - September 15, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Total net sales	$1,508	$1,404	$2,030
Total operating expenses	1,587	2,641	2,344
Loss from continuing operations	(79)	(1,237)	(314)
Net interest and other financial costs	121	42	26
Loss before income taxes	(200)	(1,279)	(340)
Income tax benefit	—	(142)	—
Net loss	$(200)	$(1,137)	$(340)
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
The total fair values associated with the underlying net assets of the USSC Businesses were then compared to the estimated outstanding creditor claims, both secured and unsecured, to determine the expected recoverability. This resulted in a fair value of the retained interest in the intercompany loans, interest receivable and trade accounts receivable of $434 million, net of an allowance for doubtful accounts of $1,435 million, which has been reflected as a component of the loss on deconsolidation of USSC and other charges in the consolidated statement of operations.

For further information regarding USSC’s related party transactions with U. S. Steel subsequent to the date of deconsolidation, see Transactions with Related Parties at Note 21.
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
Amounts borrowed by USSC under the DIP facility will have a priority claim over certain other secured and unsecured claims subsequent to USSC emerging from CCAA protection. At December 31, 2014, there were no amounts drawn under the DIP facility.
5. Dispositions

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

6. Net Interest and Other Financial Costs

(In millions)	2014	2013	2012
Interest income:
Interest income	$(12)	$(3)	$(7)
Interest expense and other financial costs:
Interest incurred(a)	248	285	255
Less interest capitalized	14	19	41
Total interest expense	234	266	214
Foreign currency net (gain) loss (b)	(1)	11	7
Financial costs on:
Sale of receivables	3	3	4
Amended Credit Agreement	4	4	4
USSK credit facilities	3	3	3
Other (c)	—	28	—
Amortization of discounts and deferred financing costs	12	20	16
Total other financial costs	21	69	34
Net interest and other financial costs	$243	$332	$241

(a)	Includes a pretax charge of $34 million during 2013 related to premiums on the repurchase of $542 million of our 4.00% Senior Convertible Notes due May 15, 2014 (2014 Senior Convertible Notes).

(b)
The functional currency for USSE is the euro and the functional currency for USSC is the Canadian dollar. Foreign currency net loss is a result of transactions denominated in currencies other than the euro or Canadian dollar, prior to USSC's CCAA filing on September 16, 2014. Additionally, foreign currency net loss includes the impacts of the remeasurement of a U.S. dollar-denominated intercompany loan to a European subsidiary and the impacts of euro-U.S. dollar derivatives activity.

(c)	Consists primarily of a charge of $22 million in 2013 related to a guarantee of an unconsolidated equity investment (see Note 24).

7. Income and Dividends Per Common Share

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

The computations for basic and diluted income (loss) per common share from continuing operations are as follows:

(Dollars in millions, except per share amounts)	2014	2013	2012
Net income (loss) attributable to United States Steel Corporation shareholders	$102	$(1,645)	$(124)
Plus income effect of assumed conversion-interest on convertible notes	3	—	—
Net income (loss) after assumed conversion	$105	$(1,645)	$(124)
Weighted-average shares outstanding (in thousands):
Basic	145,164	144,578	144,237
Effect of convertible notes	5,670	—	—
Effect of stock options, restricted stock units and performance awards	1,269	—	—
Adjusted weighted-average shares outstanding, diluted	152,103	144,578	144,237
Basic income (loss) per common share	$0.71	$(11.37)	$(0.86)
Diluted income (loss) per common share	$0.69	$(11.37)	$(0.86)

The following table summarizes the securities that were antidilutive, and therefore, were not included in the computation of diluted income (loss) per common share:

(In thousands)	2014	2013		2012
Securities granted under the 2005 Stock Incentive Plan	3,223	7,039		5,581
Securities convertible under the Senior Convertible Notes	—	14,017	(a)	27,059
Total	3,223	21,056		32,640
(a) On March 27, 2013, we repurchased approximately $542 million aggregate principal amount of our 2014 Senior Convertible Notes. If the repurchases had occurred on January 1, 2013, the antidilutive securities would have been 10,058 thousand for the year ended December 31, 2013.

Dividends Paid per Share

Quarterly dividends on common stock were five cents per share for each quarter in 2014, 2013 and 2012.

8. Inventories

(In millions)	December 31, 2014	December 31, 2013
Raw materials	$801	$1,011
Semi-finished products	1,053	1,023
Finished products	563	558
Supplies and sundry items	79	96
Total	$2,496	$2,688

Current acquisition costs were estimated to exceed the above inventory values at December 31 by $1.0 billion in both 2014 and 2013. Cost of sales decreased and income from operations was improved by $3 million and $27 million in 2014 and 2012, respectively, as a result of liquidations of LIFO inventories. Cost of sales increased and income from operations decreased by $9 million in 2013 as a result of liquidations of LIFO inventories.

During the year ended December 31, 2012, we recorded lower of cost or market related charges totaling $35 million.

Inventory includes $69 million and $81 million of land held for residential/commercial development as of December 31, 2014 and 2013, respectively.

From time to time, U. S. Steel enters into coke swap agreements designed to reduce transportation costs. U. S. Steel shipped and received approximately 965,000 tons and 1,019,000 tons of coke under swap agreements during 2014 and 2013, respectively.

U. S. Steel also has entered into iron ore pellet swap agreements. U. S. Steel shipped and received approximately 651,000 tons and 740,000 tons of iron ore pellets during 2014 and 2013, respectively.

The coke and iron ore pellet swaps are recorded at cost as nonmonetary transactions. There was no income statement impact related to these swaps.

9. Income Taxes

Provision (benefit) for income taxes

	2014			2013			2012
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$—	$80	$80	$(210)	$(194)	$(404)	$48	$61	$109
State and local	(9)	(29)	(38)	8	(50)	(42)	5	23	28
Foreign	1	25	26	1	(142)	(141)	4	(10)	(6)
Total	$(8)	$76	$68	$(201)	$(386)	$(587)	$57	$74	$131

A reconciliation of the federal statutory tax rate of 35 percent to total provision (benefit) follows:

(In millions)	2014	2013	2012
Statutory rate applied to income (loss) before income taxes	$59	$(781)	$2
Loss on deconsolidation of USSC	116	—	—
Excess percentage depletion	(99)	(94)	(107)
Effects of foreign operations	25	467	266
State and local income taxes after federal income tax effects	(25)	(27)	18
Adjustments of prior years’ federal income taxes	(10)	9	(46)
Tax credits	(4)	(3)	—
Worthless stock loss and bad debt deduction	—	(444)	—
Goodwill impairment	—	410	—
Tax accounting benefit related to increase in OCI	—	(142)	—
Deduction for domestic production activities	—	12	(7)
Other	6	6	5
Total provision (benefit)	$68	$(587)	$131

The tax provision (benefit) differs from the domestic statutory rate of 35 percent as a result of the items listed above. In particular, it does not reflect any tax benefit for pretax losses in Canada and Serbia (USSS was sold on January 31, 2012 and USSC was deconsolidated as of the end of the day on September 15, 2014) as these are jurisdictions where we had recorded full valuation allowances on deferred tax assets. The tax benefit for 2013 also differs from the domestic statutory rate of 35 percent due to tax accounting impacts related to items reported in other comprehensive income. Included in the 2014 tax provision is a benefit of $32 million related to the loss on deconsolidation of USSC and other charges.

U. S. Steel made an election for U.S. income tax purposes, effective December 31, 2013, to liquidate a foreign subsidiary that holds most of our international operations. The election allowed us to take a worthless stock loss and bad debt deduction in our 2013 U.S. income tax return for the excess of our investment in the subsidiary over the value of its assets. As a result, the Company recorded a tax benefit of $419 million in 2013. The election to liquidate the foreign subsidiary for U.S. income tax purposes results in USSK’s income being subject to U.S. income taxes, less any applicable credit for Slovak income taxes paid, effective December 31, 2013.

For 2013, there was essentially no tax benefit recorded on the $1.8 billion goodwill impairment charge. Included in the 2013 tax benefit is a benefit of $13 million to adjust state deferred taxes. In addition, the 2013 adjustment of prior years' federal income taxes included a charge of approximately $19 million to adjust deferred taxes for prior years' differences between the financial statement carrying amounts of assets and liabilities and their tax bases for U.S. federal income tax purposes. For 2012, no significant tax benefit was recorded on the $399 million loss on the sale of USSS. Included in the 2012 income tax provision is a tax benefit of $20 million relating to adjustments to tax reserves related to the conclusion of certain audits as well as a tax benefit of $26 million to adjust our estimated 2011 federal tax liability to our actual tax liability reflected in our tax return as filed.

Income tax receivable
During 2014, U. S. Steel received $176 million representing the majority of its expected federal income tax refund related to the carryback of our 2013 net operating loss to prior years which was recorded as an income tax receivable of $185 million at December 31, 2013.

Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in ASC Topic 740 on income taxes. The total amount of unrecognized tax benefits was $112 million, $127 million and $85 million as of December 31, 2014, 2013 and 2012, respectively.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $59 million as of December 31, 2014.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses.

U. S. Steel had accrued liabilities of $7 million for interest related to unrecognized tax benefits as of December 31, 2014, 2013 and 2012. U. S. Steel currently does not have a liability for tax penalties.

A tabular reconciliation of unrecognized tax benefits follows:

(In millions)	2014	2013	2012
Unrecognized tax benefits, beginning of year	$127	$85	$110
Increases – tax positions taken in prior years	—	1	3
Decreases – tax positions taken in prior years	(7)	(6)	(25)
Increases – current tax positions	1	70	2
Settlements	—	—	(5)
Lapse of statute of limitations	(9)	(23)	—
Unrecognized tax benefits, end of year	$112	$127	$85
It is reasonably expected that during the first quarter of 2015 unrecognized tax benefits related to income tax issues will decrease by approximately $30 million. U.S. Steel does not expect any other significant changes within the next twelve months.

Tax years subject to examination
Below is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2008 and forward*
U.S. States – 2007 and forward
Slovakia – 2004 and forward

*U. S. Steel’s 2008 and 2009 federal tax years remain open to the extent of net operating losses carried back from 2010.

Status of Internal Revenue Service (IRS) examinations
The IRS completed its audit of U. S. Steel’s 2010 and 2011 tax returns in 2014, and the audit report, which was agreed to by the Company, and was approved by the Congressional Joint Committee on Taxation in the first quarter of 2015. The IRS audit of the 2008 and 2009 tax returns was completed and agreed to in 2012.

Taxes on foreign income
Pretax income for 2014 includes domestic income of $440 million and losses attributable to foreign sources of $270 million. Pretax loss and income for 2013 and 2012 includes a domestic loss of $899 million and domestic income of $782 million, respectively, and losses attributable to foreign sources of $1,333 million and $776 million, respectively. Undistributed foreign earnings and profits for U.S. income tax purposes at the end of 2014 for which deferred income taxes are not provided are less than $10 million, compared to $830 million at the end of 2013. The decrease in 2014 is due to the write-down of an intercompany loan from USSC as a result of its applying for relief from creditors pursuant to CCAA. For further information, see Note 4 to the Consolidated Financial Statements.

Deferred taxes
Deferred tax assets and liabilities resulted from the following:

	December 31,
(In millions)	2014	2013
Deferred tax assets:
Federal tax loss carryforwards (expiring in 2033)	$305	$413
State tax credit carryforwards (expiring in 2018 through 2028)	11	7
State tax loss carryforwards (expiring in 2015 through 2034)	41	37
Minimum tax credit carryforwards	123	108
General business credit carryforwards (expiring in 2026 through 2034)	75	69
Foreign tax loss and credit carryforwards (expiring in 2015 through 2033)	16	713
Employee benefits	745	908
Receivables, payables and debt	47	88
Expected federal benefit for deducting state deferred income taxes	22	32
Inventory	20	107
Contingencies and accrued liabilities	114	119
Investments in subsidiaries and equity investees	57	—
Valuation allowances:
Foreign	(5)	(1,028)
Total deferred tax assets	1,571	1,573
Deferred tax liabilities:
Property, plant and equipment	1,117	1,205
Investments in subsidiaries and equity investees	—	50
Future reduction of foreign tax credits	18	49
Other temporary differences	89	95
Total deferred tax liabilities	1,224	1,399
Net deferred tax asset	$347	$174

At December 31, 2014 and 2013, the net domestic deferred tax asset was $318 million and $115 million, respectively. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. We continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.

At December 31, 2014 and 2013, the net foreign deferred tax asset was $29 million and $59 million, respectively, net of established valuation allowances of $5 million and $1,028 million, respectively. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro. At December 31, 2013, a full valuation allowance was recorded for the net Canadian deferred tax asset primarily due to cumulative losses in Canada. The Canadian deferred tax asset and the related valuation allowance were deconsolidated from U. S. Steel's balance sheet as of the end of the day on September 15, 2014.

10. Investments and Long-Term Receivables

	December 31,
(In millions)	2014	2013
Equity method investments	$532	$558
Receivables due after one year, less allowance of $8 and $10	39	58
Other	6	5
Total	$577	$621

Summarized financial information of all investees accounted for by the equity method of accounting is as follows (amounts represent 100% of investee financial information):

(In millions)	2014	2013	2012
Income data – year ended December 31:
Net Sales	$3,794	$3,735	$4,019
Operating income	584	449	650
Net income	545	413	602
Balance sheet date – December 31:
Current Assets	$886	$912
Noncurrent Assets	1,694	1,876
Current liabilities	642	677
Noncurrent Liabilities	722	852

U. S. Steel's portion of the equity in net income for its equity investments as reported in the income from investees line on the Consolidated Statement of Operations was $142 million, $40 million and $144 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Financial information for equity method investees that are significant to our results for the year ended December 31, 2014 is as follows:

(In millions)	PRO-TEC Coating Company	Tilden Mining Company, L.C.	Others	Total
Net Sales	$1,271	$1,209	$1,314	$3,794
Operating income	69	450	65	584
Net income	50	451	44	545

Percentage of ownership in equity investees	50%	15%	5% - 50%
Equity in net income of affiliated companies, before consolidating and reconciling adjustments	$25	$68	$39	$132
Consolidation and reconciling adjustments:
Intercompany profit elimination	—	(9)	—	(9)
Basis adjustments	6	(1)	(11)	(6)
Other	7	20	(2)	25
Equity in net income of affiliated companies	$38	$78	$26	$142

Investees accounted for using the equity method include:

Investee	Country	December 31, 2014 Interest
Acero Prime, S. R. L. de CV	Mexico	40%
Apolo Tubulars S.A.	Brazil	50%
Chrome Deposit Corporation	United States	50%
Daniel Ross Bridge, LLC	United States	50%
Double Eagle Steel Coating Company	United States	50%
Double G Coatings Company L.P.	United States	50%
Feralloy Processing Company	United States	49%
Hibbing Development Company	United States	24.1%
Hibbing Taconite Company(a)	United States	14.7%
Leeds Retail Center, LLC	United States	38%
Patriot Premium Threading Services	United States	50%
PRO-TEC Coating Company	United States	50%
Strategic Investment Fund Partners I(b)	United States	8.6%
Strategic Investment Fund Partners II(b)	United States	5.1%
Swan Point Development Company, Inc.	United States	50%
Tilden Mining Company, L.C.(c)	United States	15%
USS-POSCO Industries	United States	50%
Worthington Specialty Processing	United States	49%

(a)	Hibbing Taconite Company (HTC) is an unincorporated joint venture that is owned, in part, by Hibbing Development Company (HDC), which is accounted for using the equity method. Through HDC we are able to influence the activities of HTC, and as such, its activities are accounted for using the equity method.

(b)	Strategic Investment Fund Partners I and II are limited partnerships and in accordance with ASC Topic 323, the financial activities are accounted for using the equity method.

(c)
Tilden Mining Company, L.C. is a limited liability company and in accordance with ASC Topic 323 “Partnerships and Unincorporated Joint Ventures,” (ASC Topic 323) its financial activities are accounted for using the equity method.

Dividends and partnership distributions received from equity investees were $8 million in 2014, $13 million in 2013 and $98 million in 2012.

During 2013, U. S. Steel recognized a non-cash charge of $16 million to write its investment in United Spiral Pipe, LLC (USP) down to zero, recorded a $6 million non-cash charge to write-off an interest receivable due from USP and recorded a liability for a guarantee of approximately $22 million for USP's bank debt. During 2014, the liability for USP's bank debt increased to $24 million, which was subsequently paid by the Company. On February 2, 2015, the pipe making assets of USP were sold to a third party. We do not expect any significant financial impact from this sale.

We supply substrate to certain of our equity method investees and from time to time will extend the payment terms for their trade receivables. For discussion of transactions and related receivable and payable balances between U. S. Steel and its investees, see Note 21.

11. Property, Plant and Equipment

		December 31,
(In millions)	Useful Lives	2014	2013
Land and depletable property	—	$196	$251
Buildings	35 years	1,101	1,367
Machinery and equipment	1-22 years	13,072	14,386
Information technology	5-6 years	734	758
Assets under capital lease	10-15 years	36	37
Total		15,139	16,799
Less accumulated depreciation and depletion		10,565	10,877
Net		$4,574	$5,922

Amounts in accumulated depreciation and depletion for assets acquired under capital leases (including sale-leasebacks accounted for as financings) were $7 million and $5 million at December 31, 2014 and 2013, respectively.

12. Goodwill and Intangible Assets
Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired.
Goodwill is tested for impairment at the reporting unit level annually in the third quarter and whenever events or circumstances indicate the carrying value may not be recoverable. The evaluation of goodwill impairment involves using either a qualitative or quantitative approach as outlined in ASC Topic 350, Intangibles - Goodwill and Other. U. S. Steel completed its annual goodwill impairment evaluation using the two-step quantitative analysis during the third quarter of 2013. We had two reporting units that included nearly all of our goodwill: our Flat-rolled reporting unit and our Texas Operations reporting unit, which is part of our Tubular operating segment. The results of the second step of the analysis showed the implied fair value of goodwill was zero for both of our reporting units and therefore, in 2013, U. S. Steel recorded a goodwill impairment charge of $969 million and $837 million for the Flat-rolled reporting unit and the Texas Operations reporting unit, respectively.
As a result of this goodwill impairment charge, there is no goodwill remaining within the Flat-rolled and Tubular segments. Goodwill remaining on our consolidated balance sheet at December 31, 2014 is $4 million within the USSE reporting unit and is included as a component of other noncurrent assets.

Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of December 31, 2014			As of December 31, 2013
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships (a)	22-23 Years	$132	$46	$86	$215	$63	$152
Other	2-20 Years	23	13	10	23	12	11
Total amortizable intangible assets		$155	$59	$96	$238	$75	$163
(a) Net amounts associated with USSC totaling $56 million were removed as of the end of the day on September 15, 2014.
The carrying amount of acquired water rights with indefinite lives as of December 31, 2014 and December 31, 2013 totaled $75 million. The water rights are tested for impairment annually in the third quarter. U. S. Steel performed a qualitative impairment evaluation of its water rights for 2014. The 2014 and prior year tests indicated the water rights were not impaired.
During 2013, U. S. Steel acquired indefinite-lived intangible assets for $12 million and entered into an agreement to make future payments contingent upon certain factors. The aggregate purchase price was $36 million, and U. S. Steel allocated $33 million to indefinite-lived intangible assets, based upon their estimated fair value. The liability for contingent consideration will be reassessed each quarter. The maximum potential liability for contingent consideration is $53 million. As of December 31, 2014, U. S. Steel has recorded a liability of $24 million to reflect the estimated fair value of the contingent consideration. Contingent consideration was valued using a probability weighted discounted cash flow using both Level 2 inputs based on 2013 Standard and Poor’s Bond Guide as well as Level 3, significant other unobservable inputs, based on internal forecasts and weighted average cost of capital derived from market data.
Identifiable intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. During the third quarter of 2013, U. S. Steel completed a review of its identifiable intangible assets with finite lives and determined that the assets were not impaired. There were no such events or circumstances during 2014 that required a review for impairment.

Amortization expense was $10 million for the years ended December 31, 2014 and 2013 and $11 million for the year ended December 31, 2012. The estimated future amortization expense of identifiable intangible assets during the next five years is $7 million in each year from 2015 to 2019.

13. Stock-Based Compensation Plans

On April 26, 2005, U. S. Steel’s stockholders approved the 2005 Stock Incentive Plan (2005 Stock Plan). The aggregate number of shares of U. S. Steel common stock that may be issued through April 26, 2020 under the 2005 Stock Plan is 21,250,000 shares, of which 5,051,026 shares are available as of December 31, 2014 for future grants. Generally, a share issued under the Plan pursuant to an award other than a stock option will reduce the number of shares available under the Stock Plan by 1.64 shares. The purposes of the 2005 Stock Plan are to attract, retain and motivate employees and non-employee directors of outstanding ability, and to align their interests with those of the stockholders of U. S. Steel. The Compensation & Organization Committee of the Board of Directors administers the plan pursuant to which they may make grants of stock options, restricted stock, restricted stock units (RSUs), performance awards, and other stock-based awards. Also, shares related to awards (i) that are forfeited, (ii) that terminate without shares having been issued or (iii) for which payment is made in cash or property other than shares are again available for awards under the plan; provided, however, that shares delivered to U. S. Steel or withheld for purposes of satisfying the exercise price or tax withholding obligations shall not be available for awards again.

The following table summarizes the total stock-based compensation awards granted during the years 2014, 2013 and 2012:

	Executive Stock Options	Non-executive Stock Options	Restricted Stock Units	TSR Performance Awards	ROCE Performance Awards
2014 Grants	461,960	1,054,480	746,430	282,770	262,800
2013 Grants	838,610	971,860	1,043,420	271,960	—
2012 Grants	510,570	993,310	910,011	328,780	—

Stock-based compensation expense
The following table summarizes the total compensation expense recognized for stock-based compensation awards:

(In millions, except per share amounts)	December 31, 2014	December 31, 2013	December 31, 2012
Stock-based compensation expense recognized:
Cost of sales	$12	$10	$12
Selling, general and administrative expenses	23	23	26
Total	35	33	38
Related deferred income tax benefit	12	12	14
Decrease in net income	$23	$21	$24
Decrease in basic earnings per share	0.15	0.14	0.16
Decrease in diluted earnings per share	0.15	0.14	0.16

As of December 31, 2014, total future compensation cost related to nonvested stock-based compensation arrangements was $36 million, and the average period over which this cost is expected to be recognized is approximately 1 year.

Stock options
Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The 2014, 2013 and 2012 awards vest ratably over a three-year service period and have a term of ten years. Stock options are generally issued at the market price of the underlying stock on the date of the grant. The 2013 executive grants, however, were issued at the greater of (1) the premium exercise price of $25 or (2) the market price on the grant date. Upon exercise of stock options, shares of U. S. Steel stock are issued from treasury stock.

Black-Scholes Assumptions (a)	2014 Grants	2013 Executive Grants	2013 Non-Executive Grants	2012 Grants
Grant date price per share of option award	$24.30	$18.62	$18.64	$22.28
Exercise price per share of option award	$24.30	$25.03	$18.64	$22.28
Expected annual dividends per share	$0.20	$0.20	$0.20	$0.20
Expected life in years	5.0	5.0	5.0	5.0
Expected volatility	49%	66%	67%	68%
Risk-free interest rate	1.6%	1.3%	1.0%	0.8%
Average grant date fair value per share of unvested option awards as calculated from above	$9.94	$8.44	$9.70	$11.93
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

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2014:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2014	5,207,288	$37.66
Granted	1,516,440	$24.30
Exercised	(533,076)	$24.32
Forfeited or expired	(439,663)	$35.74
Outstanding at December 31, 2014	5,750,989	$35.53	7.2	$15
Exercisable at December 31, 2014	3,126,654	$45.98	5.8	$5
Exercisable and expected to vest at December 31, 2014	5,455,354	$36.20	7.1	$13

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (difference between our closing stock price on the last trading day of 2014 and the exercise price, multiplied by the number of in-the-money options). Intrinsic value changes are a function of the fair market value of our stock.

The total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the option) was $6 million during the year ended December 31, 2014 and de minimus during the years ended December 31, 2013 and 2012. The total amount of cash received by U. S. Steel from the exercise of options during the year ended December 31, 2014, was $13 million and the related net tax benefit realized from the exercise of these options, was de minimus.

Stock awards
Compensation expense for nonvested stock awards is recorded over the vesting period based on the fair value at the date of grant.

RSUs generally vest ratably over 3 years. Their fair value is the market price of the underlying common stock on the date of grant.

Total shareholder return (TSR) performance awards vest at the end of a three-year performance period as a function of U. S. Steel’s total shareholder return compared to the total shareholder return of a peer group of companies over the three-year performance period. Performance awards can vest at between zero and 200 percent of the target award. The fair value of the performance awards is calculated using a Monte-Carlo simulation.

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

Weighted average ROCE is calculated based on the ROCE achieved in the first, second and third years of the performance period, weighted at 20 percent, 30 percent and 50 percent, respectively. The ROCE awards will payout at 50 percent at the threshold level, 100 percent at the target level and 200 percent at the maximum level. Amounts in between the threshold percentages will be interpolated.

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

The following table shows a summary of the performance awards outstanding as of December 31, 2014, and their fair market value on the respective grant date:

Performance Period	Fair Value (in millions)	Minimum Shares	Target Shares	Maximum Shares
2014 - 2017
TSR	$6	—	282,770	565,540
ROCE	$6	—	262,800	525,600
2013 - 2016	$6	—	271,960	543,920
2012 - 2015	$8	—	328,780	657,560

The following table shows a summary of the status and activity of nonvested stock awards for the year ended December 31, 2014:

	Restricted Stock Units	TSR Performance Awards (a)	ROCE Performance Awards (a)	Total	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2014	1,492,258	499,976	—	1,992,234	$23.97
Granted	746,430	282,770	262,800	1,292,000	23.80
Vested	(640,332)	—	—	(640,332)	24.78
Performance adjustment factor (b)	—	(77,283)	—	(77,283)	65.47
Forfeited or expired	(142,300)	(74,933)	(25,009)	(242,242)	22.16
Nonvested at December 31, 2014	1,456,056	630,530	237,791	2,324,377	$22.46
(a)The number of shares shown for the performance awards is based on the target number of share awards.

(b)	Consists of adjustments to vested performance awards to reflect actual performance. The adjustments were required since the original grants of the awards were at 100 percent of the targeted amounts.

The following table presents information on RSUs and performance awards granted:

	2014	2013	2012
Number of awards granted	1,292,000	1,315,380	1,238,791
Weighted-average grant-date fair value per share	$23.80	$19.20	$23.07

During the years ended December 31, 2014, 2013, and 2012, the total fair value of shares vested was $16 million, $17 million, and $16 million, respectively.

14. Derivative Instruments

U. S. Steel is exposed to foreign currency exchange rate risks as a result of our European and Canadian operations, prior to the deconsolidation of USSC. USSE’s revenues are primarily in euros, and costs are primarily in U.S. dollars and euros. USSC’s revenues and costs were denominated in both Canadian and U.S. dollars. In addition, foreign cash requirements have been and in the future may be funded by intercompany loans, creating intercompany monetary assets and liabilities in currencies other than the functional currency of the entities involved, which can affect income when remeasured at the end of each period.

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

As of December 31, 2014, U. S. Steel held euro forward sales contracts with a total notional value of approximately $401 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.

Additionally, U. S. Steel uses fixed-price forward physical purchase contracts to partially manage our exposure to price risk related to the purchases of natural gas and certain nonferrous metals used in the production process. During 2014, 2013 and 2012, the forward physical purchase contracts for natural gas and nonferrous metals qualified for the normal purchases and normal sales exemption in ASC Topic 815 and were not subject to mark-to-market accounting.

The following summarizes the financial statement location and amounts of the fair values related to derivatives included in U. S. Steel’s financial statements as of December 31, 2014 and 2013:

		Fair Value
(In millions)	Balance Sheet Location	December 31, 2014	December 31, 2013
Foreign exchange forward contracts	Accounts receivable	$31	$—
Foreign exchange forward contracts	Accounts payable	$—	$11

The following summarizes the financial statement location and amounts of the gains and losses related to derivatives included in U. S. Steel’s financial statements for the years ended December 31, 2014, 2013 and 2012:

	Statement of Operations Location	Amount of Gain (Loss)
(In millions)		Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Foreign exchange forward contracts	Other financial costs	$50	$(14)	$(7)

In accordance with the guidance in ASC Topic 820 on fair value measurements and disclosures, the fair value of our euro forward sales contracts was determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used are from market sources that aggregate data based upon market transactions.

15. Debt

			December 31,
(In millions)	Interest Rates %	Maturity	2014	2013
2037 Senior Notes	6.65	2037	$350	$350
2022 Senior Notes	7.50	2022	400	400
2021 Senior Notes	6.875	2021	275	275
2020 Senior Notes	7.375	2020	600	600
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2019 Senior Convertible Notes	2.75	2019	316	316
2014 Senior Convertible Notes	4.00	2014	—	322
Province Note (C$150 million) (a)	1.00	2015	—	141
Environmental Revenue Bonds	5.38 - 6.88	2015 - 2042	549	549
Recovery Zone Facility Bonds	6.75	2040	70	70
Fairfield Caster Lease		2022	33	35
Amended Credit Agreement	Variable	2016	—	—
USSK Revolver	Variable	2016	—	—
USSK credit facilities	Variable	2015 - 2016	—	—
Total Debt			3,543	4,008
Less Province Note fair value adjustment (a)			—	15
Less unamortized discount			45	54
Less short-term debt and long-term debt due within one year			378	323
Long-term debt			$3,120	$3,616
(a) As a result of USSC's CCAA filing, the USSC Province Note has been deconsolidated from U. S. Steel's consolidated balance sheet as of September 15, 2014. See Note 4 for additional details.
2021 Senior Notes
On March 26, 2013, U. S. Steel issued $275 million of 6.875% Senior Notes due April 1, 2021 (2021 Senior Notes). U. S. Steel received net proceeds from the offering of $270 million after fees of $5 million related to the underwriting discount and third party expenses. The net proceeds from the issuance of the 2021 Senior Notes, together with the net proceeds of the concurrent 2019 Senior Convertible Notes offering (see below), were used to repurchase a portion of our 2014 Senior Convertible Notes. Interest on the 2021 Senior Notes is payable semi-annually on April 1st and October 1st of each year, commencing on October 1, 2013.
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
Although the 2019 Senior Convertible Notes were issued at par, for accounting purposes the proceeds received from the issuance of the notes are allocated between debt and equity to reflect the fair value of the conversion option embedded in the notes and the fair value of similar debt without the conversion option. As a result, $53 million of the gross proceeds of the 2019 Senior Convertible Notes was recorded as an increase in additional paid-in capital with the offsetting amount recorded as a debt discount. The debt discount will be amortized over the term of the 2019 Senior Convertible Notes using an interest rate of 6.2 percent (the estimated effective borrowing rate for nonconvertible debt at the time of issuance) which will accrete the carrying value of the notes to the principal amount at maturity. As of December 31, 2014, the remaining unamortized debt discount was $39 million and the net carrying amount of the 2019 Senior Convertible Notes was $277 million.
The interest expense associated with the 2019 Senior Convertible Notes (excluding amortization of the associated deferred financing costs) is as follows:

	Year Ended December 31,
(In millions)	2014	2013
Coupon interest	$9	$6
Amortization of discount	8	6
Interest expense related to 2019 Senior Convertible Notes	$17	$12
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

The CCAA filing by USSC on September 16, 2014 is an event of default under the terms of the Province Note loan agreement between USSC and the Province of Ontario. The failure of USSC to pay the Province Note would constitute an event of default under the indenture for the 2019 Senior Convertible Notes that enables the trustee or the holders of not less than 25 percent of the 2019 Senior Convertible Notes to declare them immediately due and payable. That has not occurred, but if it does, U. S. Steel intends to settle the 2019 Senior Convertible Notes in cash. Therefore, the 2019 Senior Convertible Notes have been reclassified from long-term to short-term in our consolidated balance sheet as of December 31, 2014.

Issuance of Senior Notes due 2022
On March 15, 2012, U. S. Steel issued $400 million of 7.50% Senior Notes due March 15, 2022 (2022 Senior Notes). U. S. Steel received net proceeds from the offering of $392 million after fees of $8 million related to the underwriting discount and third party expenses. The majority of the net proceeds from the issuance of the 2022 Senior Notes was used in April 2012 to redeem all $300 million of our 5.65% Senior Notes due June 1, 2013.

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

On May 21, 2007, U. S. Steel issued a total of $800 million senior notes consisting of $350 million at 6.65 percent due 2037, and $450 million at 6.05 percent due 2017, collectively, the Senior Notes (and individually, the 2037 Senior Notes and the 2017 Senior Notes, respectively). Interest is payable semi-annually on June 1st and December 1st of each year. The Senior Notes are not listed on any national securities exchange. The Senior Notes contain covenants limiting our ability to create liens, to enter into sale-leaseback transactions and to consolidate, merge or transfer all, or substantially all of our assets. They also contain provisions requiring the purchase of the Senior Notes upon a change of control under certain specified circumstances, as well as other customary provisions.
2014 Senior Convertible Notes
On May 4, 2009, U. S. Steel issued $863 million of 2014 Senior Convertible Notes. The 2014 Senior Convertible Notes were senior and unsecured obligations that ranked equally with U. S. Steel’s other existing and future senior and unsecured indebtedness. Interest on the 2014 Senior Convertible Notes was payable semi-annually on May 15th and November 15th of each year. The 2014 Senior Convertible Notes were not listed on any national securities exchange.

In March 2013, U. S. Steel repurchased approximately $542 million aggregate principal amount of the 2014 Senior Convertible Notes, reducing the outstanding principal amount of the notes to $322 million at December 31, 2013. The repurchases were funded with the net proceeds from the 2021 Senior Notes and the 2019 Senior Convertible Notes and cash.  The aggregate purchase price, including accrued and unpaid interest and fees, for the convertible notes repurchased was approximately $580 million.  U. S. Steel recorded a pretax charge of $34 million to net interest and other financial costs during 2013 related mainly to the repurchase premiums.

In May 2014, U. S. Steel redeemed the remaining $322 million principal amount of the 2014 Senior Convertible Notes with cash. The aggregate price, including accrued and unpaid interest, for the 2014 Senior Convertible Notes was approximately $327 million.

Obligations relating to Environmental Revenue Bonds
At December 31, 2014, U. S. Steel is the obligor on $549 million of Environmental Revenue Bonds. On August 17, 2012, U. S. Steel entered into loan agreements with several local authorities in connection with the issuance and sale of $94 million of Environmental Revenue Bonds due August 1, 2042 (2042 Environmental Revenue Bonds) to fund certain capital projects at our Gary Works, Clairton Plant and Granite City Works. The net proceeds from the sale of the 2042 Environmental Revenue Bonds were $93 million after fees of $1 million and are reflected as restricted cash in other noncurrent assets and become unrestricted as capital expenditures for these projects are made. At December 31, 2014, $12 million of this restricted cash remained. The interest rate on the loans is 5.75 percent and interest is payable semi-annually on February 1st and August 1st of each year.

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

Amended Credit Agreement
On July 20, 2011, U. S. Steel entered into an amendment and restatement of its $750 million Credit Agreement dated June 12, 2009 (Amended Credit Agreement) which increased the facility to $875 million, extended the term to July 20, 2016, added a minimum liquidity requirement to address the maturity of the 2014 Senior Convertible Notes, reduced the fixed charge coverage ratio and increased the availability by $25 million prior to its measurement and made amendments to other terms and conditions. The Amended Credit Agreement is secured with a security interest in the majority of U. S. Steel’s domestic inventory, certain accounts receivable and related collateral.

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

As of December 31, 2014, there were no amounts drawn on the Amended Credit Agreement and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10.0% of the total aggregate commitments and $87.5 million. Since availability was greater than $87.5 million, compliance with the fixed charge coverage ratio covenant was not applicable.

On July 23, 2014, the Company amended its Amended Credit Agreement to designate USSC and each subsidiary of USSC formed under the laws of Canada or any province thereof as an excluded subsidiary and to waive any event of default that may occur as a result of the 2019 Senior Convertible Notes being accelerated or caused to be accelerated as a result of specified actions of USSC.

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
At both December 31, 2014 and 2013, eligible accounts receivable supported $625 million of availability under the RPA. There were no receivables sold to third-parties under this facility at both December 31, 2014 and December 31, 2013. The subordinated retained interest at both December 31, 2014 and December 31, 2013 was $625 million. Availability under the RPA was $576 million at December 31, 2014 and $572 million at December 31, 2013 due to letters of credit outstanding of $49 million and $53 million, respectively.

USSR pays the third parties a discount based on the third-parties’ borrowing costs plus incremental fees. We paid $3 million in both 2014 and 2013 relating to fees on the RPA. These costs are included in other financial costs in the consolidated statement of operations.

Generally, the facility provides that as payments are collected from the sold accounts receivables, USSR may elect to have the third-parties reinvest the proceeds in new eligible accounts receivable. As there was no activity under this facility during both 2014 and 2013, there were no collections reinvested.

The eligible accounts receivable and receivables sold to third party conduits are summarized below:

(In millions)	2014	2013
Balance of accounts receivable-net, eligible for sale to third-parties	$1,013	$988
Accounts receivable sold to third-parties	—	—
Balance included in Receivables on the balance sheet of U. S. Steel	$1,013	$988

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
On July 23, 2014, the RPA was amended to (a) modify a termination event so that if USSC and any of its subsidiaries organized in Canada failed to pay any principal of or premium or interest on any of its debt that is outstanding in a principal amount of at least $100 million, and (b) waive any termination event occurring as a result of the acceleration by the holders of the Company's 2019 Senior Convertible Notes due to the acceleration of any debt of USSC or any of its subsidiaries but only if the notes are promptly paid in full.

U. S. Steel Košice (USSK) credit facilities
At both December 31, 2014 and 2013, USSK had no borrowings under its €200 million (approximately $244 million and $276 million, respectively) unsecured revolving credit facility. The Credit Agreement contains certain USSK financial covenants (as further defined in the Credit Agreement), including maximum Leverage, maximum Net Debt to Tangible Net Worth, and minimum Interest Cover ratios. The covenants are measured semi-annually for the period covering the last twelve calendar months. USSK may not draw on the Credit Agreement if it does not comply with any of the financial covenants until the next measurement date. The Credit Agreement expires in July 2016.
USSK has a €20 million (approximately $24 million and $27 million at December 31, 2014 and 2013, respectively) unsecured revolving credit facility that expires in December 2015.

On December 6, 2013, USSK entered into a €10 million (approximately $12 million and $14 million at December 31, 2014 and 2013, respectively) unsecured credit facility that expires in December 2016. The credit facility contains certain USSK financial covenants as further defined within the facility as well as other customary terms and conditions.
At December 31, 2014, USSK had no borrowings under its €20 million and €10 million unsecured credit facilities (collectively approximately $36 million) and the availability was approximately $33 million due to approximately $3 million of customs and other guarantees outstanding. At December 31, 2013, USSK had no borrowings under its €20 million and €10 million unsecured credit facilities (collectively approximately $41 million) and the availability was approximately $38 million due to approximately $3 million of customs and other guarantees outstanding.

Each of these facilities bear interest at the applicable inter-bank offer rate plus a margin and contain customary terms and conditions. USSK is the sole obligor on the facilities and is obligated to pay a commitment fee on the undrawn portion of the facilities.

Change in control event
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,891 million as of December 31, 2014 (including the Senior Notes and Senior Convertible Notes) may be declared immediately due and payable; (b) the Amended Credit Agreement, the RPA and USSK’s €200 million revolving credit agreement may be terminated and any amounts outstanding declared immediately due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield Works slab caster for $36 million or provide a letter of credit to secure the remaining obligation.
Debt Maturities – Aggregate maturities of debt are as follows (in millions):

2015	2016	2017	2018	2019	Later Years	Total
$378	$45	$500	$503	$58	$2,059	$3,543

16. Pensions and Other Benefits

U. S. Steel has defined contribution or multi-employer retirement benefits for more than half of its North American employees and non-contributory defined benefit pension plans covering the remaining North American employees. As a result of the CCAA filing, USSC benefit obligations and expenses are not included in U. S. Steel's consolidated financial results as of December 31, 2014 and for the period September 16, 2014 through December 31, 2014, respectively. In the United States, benefits under the defined benefit pension plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. In addition, pension benefits for most salaried employees in the United States under these plans are based upon a percent of total career pensionable earnings. Most salaried employees in the United States, including those not participating in the defined benefit pension plans of the Company, participate in defined contribution plans (401(k) plans) whereby the Company matches a certain percentage of salary based on the amount contributed by the participant. For those without defined benefit coverage, the Company also provides a retirement account benefit based on salary and attained age. The main U. S. Steel defined benefit pension plan was closed to new participants in 2003. At December 31, 2014, approximately 65 percent of U. S. Steel’s union employees in the United States are covered by the Steelworkers Pension Trust (SPT), a multi-employer pension plan, to which U. S. Steel contributes on the basis of a fixed dollar amount for each hour worked.

U.S. Steel’s defined benefit retiree health care and life insurance plans (Other Benefits) cover the majority of its employees in North America upon their retirement. Health care benefits are provided through hospital, surgical, major medical and drug benefit provisions or through health maintenance organizations, both subject to various cost sharing features, and in most cases domestically, an employer cap on total costs. Upon their retirement, most salaried employees in the United States are provided with a flat dollar pre-Medicare benefit and a death benefit. Per an amendment effective June 30, 2014, non-union retiree medical and retiree life insurance benefits are eliminated for non-union, pre-Medicare employees who retire after December 31, 2017.

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

	Pension Benefits		Other Benefits
(In millions)	2014	2013	2014	2013
Change in benefit obligations
Benefit obligations at January 1	$10,257	$11,347	$3,378	$3,940
Service cost	106	128	22	27
Interest cost	396	403	132	141
Deconsolidation of USSC	(3,026)	—	(713)	—
Plan amendments	—	—	(48)	—
Actuarial losses (gains)	590	(421)	220	(420)
Exchange rate (gain)	(124)	(234)	(28)	(55)
Settlements, curtailments and termination benefits	(74)	(16)	(12)	—
Benefits paid	(806)	(950)	(236)	(255)
Benefit obligations at December 31	$7,319	$10,257	$2,715	$3,378
Change in plan assets
Fair value of plan at January 1	$9,122	$8,659	$1,970	$1,732
Actual return on plan assets	663	1,363	189	346
Employer contributions	187	226	—	10
Exchange rate (loss)	(106)	(187)	—	—
Deconsolidation of USSC	(2,720)	—	—	—
Benefits paid from plan assets	(793)	(939)	(39)	(118)
Fair value of plan assets at December 31	$6,353	$9,122	$2,120	$1,970
Funded status of plans at December 31	$(966)	$(1,135)	$(595)	$(1,408)

Amounts recognized in accumulated other comprehensive loss:

		2014
(In millions)	12/31/2013	Amortization	Deconsolidation of USSC	Activity	12/31/2014
Pensions
Prior Service Cost	$76	$(22)	$(7)	$(2)	$45
Actuarial Losses	3,124	(271)	(487)	462	2,828
Other Benefits
Prior Service Cost	(167)	16	—	(29)	(180)
Actuarial Losses	(50)	1	142	162	255

As of December 31, 2014 and 2013, the following amounts were recognized in the balance sheet:

	Pension Benefits		Other Benefits
(In millions)	2014	2013	2014	2013
Noncurrent assets	$—	$23	$—	$—
Current liabilities	(158)	(298)	(389)	(337)
Noncurrent liabilities	(808)	(860)	(206)	(1,071)
Accumulated other comprehensive loss (a)	2,873	3,200	75	(217)
Net amount recognized	$1,907	$2,065	$(520)	$(1,625)

(a)
Accumulated other comprehensive loss effects associated with accounting for pensions and other benefits in accordance with ASC Topic 715 at December 31, 2014 and December 31, 2013, respectively, are reflected net of tax of $1,152 million and $886 million respectively, on the Statement of Stockholders’ Equity.

The Accumulated Benefit Obligation (ABO) for all defined benefit pension plans was $6,847 million and $9,798 million at December 31, 2014 and 2013, respectively.

	December 31,
(In millions)	2014	2013
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligations (ABO)	$(6,847)	$(9,685)
Aggregate projected benefit obligations (PBO)	(7,319)	(10,144)
Aggregate fair value of plan assets	6,353	8,986

The aggregate ABO in excess of plan assets reflected above is included in the payroll and benefits payable and employee benefits lines on the balance sheet.

Following are the details of net periodic benefit costs related to Pension and Other Benefits:

	Pension Benefits			Other Benefits
(In millions)	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost:
Service cost	$106	$128	$118	$22	$27	$28
Interest cost	396	403	467	132	141	170
Expected return on plan assets	(563)	(611)	(614)	(143)	(131)	(117)
Amortization - prior service costs	22	24	22	(16)	(13)	11
- actuarial losses	271	367	352	(1)	31	8
Net periodic benefit cost (benefit), excluding below	232	311	345	(6)	55	100
Multiemployer plans (a)	76	74	70	—	—	—
Settlement, termination and curtailment losses/(gains)	29	11	(3)	(19)	—	—
Net periodic benefit cost	$337	$396	$412	$(25)	$55	$100

(a)	Primarily represents pension expense for the SPT covering United Steelworkers (USW) employees hired from National Steel Corporation and new USW employees hired after May 21, 2003.

Prior to the 2012 Labor Agreements, profit-based amounts were used to reduce retiree medical premiums. This amount was recognized on a deferred basis and estimated as part of the actuarial calculations used to derive Other Benefit expense. Other Benefit expense in 2012 included approximately $40 million in costs to reflect the profit-based payments.

Net periodic benefit cost for pensions and other benefits is projected to be approximately $275 million and approximately $(35) million, respectively, in 2015. The pension cost projection includes approximately $75 million of contributions to the SPT. The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2015 are as follows:

(In millions)	Pension Benefits 2015	Other Benefits 2015
Amortization of actuarial loss	$256	$7
Amortization of prior service cost	17	(7)
Total recognized from accumulated other comprehensive income	$273	$—

Assumptions used to determine the benefit obligation at December 31 and net periodic benefit cost for the year ended December 31 are detailed below. As a result of the CCAA filing and the deconsolidation of USSC, 2014 assumptions for Canada are not presented.

	Pension Benefits			Other Benefits
	2014	2013		2014	2013
	U.S. and Europe	U.S. and Europe	Canada	U.S.	U.S.	Canada
Actuarial assumptions used to determine benefit obligations at December 31:
Discount rate	3.75%	4.50%	4.50%	3.75%	4.50%	4.50%
Increase in compensation rate	3.00%	3.00%	3.00%	3.50%	4.00%	3.00%

	Pension Benefits
	2014	2013		2012
	U.S. and Europe	U.S. and Europe	Canada	U.S. and Europe	Canada
Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31:
Discount rate	4.50%	3.75%	3.75%	4.50%	4.50%
Expected annual return on plan assets	7.75%	7.75%	7.25%	7.75%	7.25%
Increase in compensation rate	3.00%	3.00%	3.00%	3.00%	3.00%

	Other Benefits
	2014	2013		2012
	U.S.	U.S.	Canada	U.S.	Canada
Discount rate	4.50%	3.75%	3.75%	4.50%	4.50%
Expected annual return on plan assets	7.75%	7.75%	n/a	7.75%	n/a
Increase in compensation rate	4.00%	4.00%	3.00%	4.00%	3.00%

The discount rate reflects the current rate at which the pension and other benefit liabilities could be effectively settled at the measurement date. In setting the domestic rates, we utilize several AAA and AA corporate bond indices as an indication of interest rate movements and levels. Based on this evaluation at December 31, 2014, U. S. Steel decreased the discount rate used to measure both domestic Pension and Other Benefits obligations to 3.75 percent.

	2014	2013
Assumed health care cost trend rates at December 31:	U.S.	U.S.	Canada
Health care cost trend rate assumed for next year	7.00%	7.00%	6.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2019	2018	2018

A one-percentage-point change in the assumed return on plan assets, discount rate or health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Expected return on plan assets
Incremental (decrease) increase in:
Net periodic pension costs for 2015	$(77)	$77
Discount rate
Incremental (decrease) increase in:
Net periodic pension & other benefits costs for 2015	$(35)	$56
Pension & other benefits liabilities at December 31, 2014	$(903)	$1,077
Health care cost escalation trend rates
Incremental increase (decrease) in:
Other postretirement benefit obligations	$122	$(104)
Service and interest costs components	$5	$(4)

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

An instrument’s level is based on the lowest level of any input that is significant to the fair value measurement. Investments in investment trusts and exchange-traded funds are valued using a market approach at the closing price reported in an active market. Short term investments are valued at amortized cost which approximates fair value due to the short-term maturity of the instruments. Equity Securities – U.S. and Equity Securities – Foreign are valued at the closing price reported on the active exchange on which the individual securities are traded. Government Bonds – U.S. are valued by accepting a price from a public pricing source. Investments in Internally Managed Partnerships are valued using a market approach at the net asset value of units held; however, investment opportunities in these partnerships are restricted to the benefit plans of U. S. Steel, its subsidiaries and current and former affiliates. Investments in Non-public Investment Partnerships and Pooled Funds are valued using a market approach based on the aggregated value of the underlying investments. Government Bonds – Foreign, Debt Securities – U.S. and Debt Securities – Foreign are valued by accepting a price from a public pricing source or broker quotes. Private Equities are valued using information provided by external managers for each individual investment held in the fund. Real estate investments were valued using information provided by external managers. Timberland investments are either appraised or valued using the investment managers’ assessment of the assets within the fund. Mineral Interests are valued at the present value of estimated future cash flows discounted at estimated market rates for assets of similar quality and duration.

The following is a summary of U. S. Steel’s Pension plan assets carried at fair value at December 31, 2014 and 2013:

	Fair Value Measurements at December 31, 2014 (in millions)
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Classes
Interest in Internally Managed Partnership – Fixed Income(a)	$1,800	$—	$1,800	$—
Interest in Internally Managed Partnership – Equity(b)	2,643	—	2,643	—
Interest in Investment Partnerships(c)	642	—	642	—
Timberlands	333	—	—	333
Private equities	303	—	—	303
Real estate	300	—	—	300
Other(d)	332	328	—	4
Total	$6,353	$328	$5,085	$940

(a)
UCF Fixed Income Fund LP – a Delaware limited partnership that offers interests to employee benefit plans for which United States Steel and Carnegie Pension Fund (UCF) acts as trustee, investment advisor and/or investment manager. Looking through the limited partnership, the plan’s holdings are as follows:

Debt Securities – U.S.	$1,265
Government Bonds – U.S.	472
Agency Mortgages	49
Other	14
Total	$1,800

(b)
UCF Equity Fund LP – a Delaware limited partnership that offers interests to employee benefit plans for which UCF acts as trustee, investment advisor and/or investment manager. Looking through the limited partnership, the plan’s holdings are as follows:

Equity Securities – U.S.	$2,441
Equity Securities – Foreign	126
Other	76
Total	$2,643

(c)	Private investment partnerships whose investment objectives are to achieve long-term capital appreciation by investing in global equity markets.

(d)
Asset categories that are greater than 3% of investments at fair value are disclosed separately. All Other includes interests in investment trusts, exchange-traded funds, equity securities – U.S., short-term investments, mineral interests and miscellaneous receivables and payables.

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

The following table sets forth a summary of changes in the fair value of U. S. Steel’s Pension plan Level 3 assets for the years ended December 31, 2014 and 2013 (in millions):

	Level 3 assets only
(In millions)	2014	2013
Balance at beginning of period	$913	$883
Transfers in and/or out of Level 3	—	—
Deconsolidation of USSC	(14)	—
Actual return on plan assets:
Realized gain	51	89
Net unrealized gain	49	45
Purchases, sales, issuances and settlements:
Purchases	89	102
Sales	(148)	(206)
Balance at end of period	$940	$913
The following is a summary of U. S. Steel’s Other Benefits plan assets carried at fair value at December 31, 2014 and 2013:

	Fair Value Measurements at December 31, 2014 (in millions)
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Classes
Interest in Internally Managed Partnership – Fixed Income (a)	$547	$—	$547	$—
Interest in Internally Managed Partnership – Equity(b)	1,265	—	1,265	—
Interest in Investment Partnerships(c)	134	—	134	—
Other(d)	174	47	—	127
Total	$2,120	$47	$1,946	$127

(a)
UCF Fixed Income Fund LP – a Delaware limited partnership that offers interests to employee benefit plans for which UCF acts as trustee, investment advisor and/or investment manager. Looking through the limited partnership, the plan’s holdings are as follows:

Debt Securities – U.S.	$382
Government Bonds – U.S.	143
Agency Mortgages	15
Other	7
Total	$547

(b)
UCF Equity Fund LP – a Delaware limited partnership that offers interests to employee benefit plans for which UCF acts as trustee, investment advisor and/or investment manager. Looking through the limited partnership, the plan’s holdings are as follows:

Equity Securities – U.S.	$1,161
Equity Securities – Foreign	60
Other	44
Total	$1,265

(c)	Private investment partnerships whose investment objectives are to achieve long-term capital appreciation by investing in global equity markets.

(d)
Asset categories that are greater than 3% of investments at fair value are disclosed separately. All Other includes short-term investments, exchange-traded funds, private equities, real estate, timberlands and miscellaneous receivables and payables.

	Fair Value Measurements at December 31, 2013 (in millions)
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Classes
Interest in Internally Managed Partnership – Fixed Income(a)	$513	$—	$513	$—
Interest in Internally Managed Partnership – Equity(b)	1,190	—	1,190	—
Interest in Investment Partnerships(c)	131	—	131	—
Other(d)	136	37	—	99
Total	$1,970	$37	$1,834	$99

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

The following table sets forth a summary of changes in the fair value of U. S. Steel’s Other Benefits plan Level 3 assets for the years ended December 31, 2014 and 2013 (in millions):

	Level 3 assets only
(In millions)	2014	2013
Balance at beginning of period	$99	$71
Transfers in and/or out of Level 3	—	—
Actual return on plan assets:
Realized gain	5	8
Net unrealized gain	7	6
Purchases, sales, issuances and settlements:
Purchases	30	29
Sales	(14)	(15)
Balance at end of period	$127	$99

U. S. Steel’s investment strategy for its U.S. pension and other benefits plan assets provides for a diversified mix of public equities, high quality bonds and selected smaller investments in private equities, investment trusts and partnerships, timber and mineral interests. For its U.S. Pension and Other Benefit plans, U. S. Steel has a target allocation for plan assets of 60 percent and 70 percent in equities, respectively, with the balance primarily invested in corporate bonds, Treasury bonds and government-backed mortgages. U. S. Steel believes that returns on equities over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds tend to offset some of the short-term volatility of stocks. Both equity and fixed-income investments are made across a broad range of industries and companies to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel will use a 7.50 percent assumed rate of return on assets for the development of net periodic cost for the main defined benefit pension plan and domestic OPEB plans in 2015. The 2015 assumed rate of return is lower than the rate of return used for 2014 domestic expense and was determined by taking into account the intended asset mix and some moderation of the historical premiums that fixed-income and equity investments have yielded above government bonds. Actual returns since the inception of the plans have exceeded this 7.50 percent rate and while recent annual returns have been volatile, it is U. S. Steel’s expectation that rates will achieve this level in future periods.

Steelworkers Pension Trust
U. S. Steel participates in a multi-employer defined benefit pension plan, the Steelworkers Pension Trust (SPT). For most bargaining unit employees participating in the SPT, U. S. Steel contributes to the SPT a fixed dollar amount for each hour worked of $2.65; a rate agreed to as part of the 2012 Labor Agreements, that are set to expire on September 1, 2015. U. S. Steel’s contributions to the SPT represented greater than 5% of the total combined contributions of all employers participating in the plan for the years ended December 31, 2014, 2013 and 2012.

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

U. S. Steel’s participation in the SPT for the annual periods ended December 31, 2014, 2013 and 2012 is outlined in the table below.

	Employer Identification Number/ Pension Plan Number	Pension Protection Act Zone Status as of December 31(a)		FIP/RP Status Pending/ Implemented(b)	U.S. Steel Contributions (in millions)			Surcharge Imposed(c)		Expiration Date of Collective Bargaining Agreement
Pension Fund		2014	2013		2014	2013	2012	2014	2013
Steelworkers Pension Trust	23-6648508/499	Green	Green	No	$73	$74	$69	No	No	September 1, 2015

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

Cash Flows
Employer Contributions – In addition to the contributions to the SPT noted in the table above, U. S. Steel made voluntary contributions in 2014 of $140 million to its main defined benefit pension plan, $47 million in required contributions to the USSC plans prior to the CCAA filing and the deconsolidation of USSC, and $87 million of pension payments not funded by trusts. In 2013, U. S. Steel made a $140 million voluntary contribution to its main defined benefit pension plan, $82 million in required contributions to the USSC plans and $30 million of pension payments not funded by trusts.

Cash payments totaling $198 million and $137 million were made for other postretirement benefit payments not funded by trusts in 2014 and 2013, respectively. The increase in 2014 cash benefit payments not funded by trusts is due to the utilization of assets previously contributed to our trust for represented retiree health care on a voluntary basis to pay retiree benefits during 2013. In addition, in 2013, we made a $10 million contribution to our trust for represented retiree health care and life insurance benefits; however, other contributions to a restricted account within the same trust as required by collective bargaining agreements were deferred. Required contributions to this account now total $150 million in 2015 and $75 million in 2016.

Estimated Future Benefit Payments – The following benefit payments, which reflect expected future service as appropriate, are expected to be paid from U. S. Steel’s defined benefit plans:

(In millions)	Pension Benefits	Other Benefits
2015	$609	$239
2016	538	237
2017	546	197
2018	537	187
2019	535	186
Years 2020 - 2024	2,585	841

Defined contribution plans
U. S. Steel also contributes to several defined contribution plans for its salaried employees. Approximately 68% of non-union salaried employees in North America receive pension benefits through a defined contribution pension plan with contribution percentages based on age, for which company contributions totaled $18 million, $19 million and $17 million in 2014, 2013 and 2012, respectively. U. S. Steel’s matching contributions to salaried employees’ defined contribution savings fund plans, which for the most part are based on a percentage of the employees’ contributions, totaled $23 million in both 2014 and 2013 and $21 million in 2012. Most union employees are eligible to participate in a defined contribution savings fund plan where there is no company match on savings except for certain Canadian (prior to the deconsolidation as discussed in Note 4) and Tubular hourly employees whose company contributions totaled $3 million in 2014, 2013, and 2012. U. S. Steel also maintains a supplemental thrift plan to provide benefits which are otherwise limited by the Internal Revenue Service for qualified plans. U. S. Steel’s costs under these defined contribution plans totaled $1 million in 2014, $2 million in 2013 and $1 million in 2012.

Other postemployment benefits
The Company provides benefits to former or inactive employees after employment but before retirement. Certain benefits including workers’ compensation and black lung benefits represent material obligations to the Company and under the guidance for nonretirement postemployment benefits, have historically been treated as accrued benefit obligations, similar to the accounting treatment provided for pensions and other benefits. APBO liabilities for these benefits recorded at December 31, 2014, totaled $127 million as compared to $122 million at December 31, 2013. APBO amounts were developed assuming a discount rate of 3.75 percent and 4.50 percent at December 31, 2014 and 2013. Net periodic benefit cost for these benefits is projected to be $18 million in 2015 compared to $16 million in 2014 and $13 million in 2013. The projected cost in 2015 includes $2 million in unrecognized actuarial losses that will be recorded as a decrease in accumulated other comprehensive income.

Pension Funding
In November 2013, U. S. Steel’s Board of Directors (the Board) authorized voluntary contributions to U. S. Steel’s trusts for pensions and other benefits of up to $300 million through the end of 2015.

In August 2014, pension stabilization legislation was enacted that includes a revised interest rate formula to be used to measure defined benefit pension obligations for calculating minimum annual contributions. The new interest rate formula results in higher interest rates for minimum funding calculations as compared to prior law over the next few years, which will improve the funded status of our main defined benefit pension plan and reduce minimum required contributions. U. S. Steel made voluntary contributions to our main U.S. defined benefit plan of $140 million in 2014 and 2013. U. S. Steel will likely make voluntary contributions of similar amounts in future periods in order to mitigate potentially larger mandatory contributions in later years. Assuming future asset performance consistent with our expected long-term earnings rate assumption of 7.50 percent, we anticipate that the pension stabilization legislation interest rate changes will allow us to continue to make voluntary contributions of approximately $140 million per year for the foreseeable future.

17. Asset Retirement Obligations

U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs for the years ended December 31, 2014 and 2013:

	December 31,
(In millions)	2014		2013
Balance at beginning of year	$59		$33
Additional obligations incurred	6		28
Obligations settled	(19)	(a)	(7)
Foreign currency translation effects	(2)		—
Accretion expense	4		5
Balance at end of period	$48		$59
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

18. Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, current accounts and notes receivable, accounts payable, bank checks outstanding, and accrued interest included in the Consolidated Balance Sheet approximate fair value. See Note 14 for disclosure of U. S. Steel’s derivative instruments, which are accounted for at fair value on a recurring basis. Additionally, see Note 4 for disclosure of short-term and long-term receivables from related parties which are accounted for at fair value.

The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial assets:
Investments and long-term receivables (a)	$45	$45	$63	$63
Financial liabilities:
Long-term debt (b)	$3,740	$3,466	$4,198	$3,904
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

Long-term debt: Fair value was determined using Level 2 inputs which were derived from quoted market prices and is based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities.

Fair value of the financial assets and liabilities disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees see Note 24.

19. Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions) (a)	Pension and Other Benefit Items		Foreign Currency Items		Other	Total
Balance at December 31, 2012	$(3,613)		$345		$—	$(3,268)
Other comprehensive income before reclassifications	1,220		52		—	1,272
Amounts reclassified from AOCI	266	(b)	(22)	(c)	—	244
Net current-period other comprehensive income	1,486		30		—	1,516
Balance at December 31, 2013	$(2,127)		$375		$—	$(1,752)
Other comprehensive (loss) before reclassifications	(395)		(96)		(5)	(496)
Amounts reclassified from AOCI	177	(b)	162	(d)	—	339
Deconsolidation of U. S. Steel Canada (d)	493		(25)		—	468
Net current-period other comprehensive income	275		41		(5)	311
Balance at December 31, 2014	$(1,852)		$416		$(5)	$(1,441)
(a)All amounts are net of tax. Amounts in parentheses indicate decreases in AOCI.
(b)See table below for further details.
(c)Included in the Income tax (benefit) provision line on the Consolidated Statement of Operations.
(d)Included in the Loss on deconsolidation of U. S. Steel Canada and other charges line on the Consolidated Statement of Operations.

		Amount reclassified from AOCI
(In millions) (a)	Details about AOCI components	2014	2013
	Amortization of pension and other benefit items
	Prior service costs (b)	$(6)	$(11)
	Actuarial gains/(losses) (b)	(270)	(398)
	Settlements, termination and curtailment gains (b)	(10)	—
	Total before tax	(286)	(409)
	Tax benefit	109	143
	Net of tax	$(177)	$(266)
(a)Amounts in parentheses indicate decreases in AOCI.

(b)	These AOCI components are included in the computation of net periodic benefit cost (see Note 16 for additional details).

20. Supplemental Cash Flow Information

	Year Ended December 31,
(In millions)	2014	2013	2012
Net cash used in operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(236)	$(238)	$(239)
Income taxes refunded (paid)	$157	$(20)	$(71)
Non-cash investing and financing activities:
Change in accrued capital expenditures	$73	$(14)	$(52)
Assets acquired under capital lease	$—	$—	$35
U. S. Steel common stock issued for employee stock plans	$—	$—	$2

21. Transactions with Related Parties

Net sales to related parties and receivables from related parties primarily reflect sales of steel products to equity investees and USSC after the CCAA filing on September 16, 2014. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $1,358 million, $1,155 million and $1,303 million in 2014, 2013 and 2012, respectively.

Purchases from related parties for outside processing services provided by equity investees and USSC after the CCAA filing on September 16, 2014 amounted to $147 million, $67 million and $58 million during 2014, 2013 and 2012, respectively. Purchases of iron ore pellets from related parties amounted to $269 million, $246 million and $298 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $78 million and $70 million at December 31, 2014 and 2013, respectively for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties, including USSC after the CCAA filing on September 16, 2014, totaled $53 million and $3 million at December 31, 2014 and 2013, respectively.

22. Leases

Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having initial non-cancelable lease terms in excess of one year are as follows:

(In millions)	Capital Leases	Operating Leases
2015	$5	$84
2016	5	77
2017	5	58
2018	5	26
2019	5	11
Later years	21	28
Sublease rentals	—	—
Total minimum lease payments	$46	$284
Less imputed interest costs	13
Present value of net minimum lease payments included in long-term debt (see Note 15)	$33

Operating lease rental expense:

	Year Ended December 31,
(In millions)	2014	2013	2012
Minimum rentals	$111	$111	$91
Contingent rentals	12	11	12
Sublease rentals	—	—	—
Net rental expense	$123	$122	$103

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

23. Restructuring and Other Charges

During the year ended December 31, 2014, the Company recorded severance related charges of $16 million, which were reported in restructuring and other charges in the consolidated statement of operations, for additional headcount reductions within our Flat-rolled segment related to our Canadian operations prior to the deconsolidation of USSC; certain of our Tubular operations in Bellville, Texas and McKeesport, Pennsylvania within our Tubular segment; and our USSK operations as well as headcount reductions principally at the Company’s corporate headquarters in conjunction with the Carnegie Way transformation efforts. The Company also recorded charges of $195 million and $37 million, related to the impairment of carbon alloy facilities and the write-off of pre-engineering costs from the Keetac expansion project, respectively, within our Flat-rolled segment. Additionally, an asset impairment charge of $14 million was taken for certain of the Company's non-strategic assets that were designated as held for sale. Cash payments were made related to severance and exit costs of $11 million during 2014. Favorable adjustments for changes in estimates and the removal of restructuring reserves as a result of the deconsolidation of USSC were made for $17 million.
During 2013, the Company implemented certain headcount reductions and production facility closures related to our iron and steelmaking facilities at Hamilton Works in Canada, barge operations related to Warrior and Gulf Navigation (WGN) in Alabama and administrative headcount reductions at our Hamilton Works and Lake Erie Works also in Canada. We closed our iron and steelmaking facilities at Hamilton Works effective December 31, 2013. There were no such restructuring and other charges in 2012.
Charges for restructuring and ongoing cost reduction initiatives are recorded in the period the Company commits to a restructuring or cost reduction plan, or executes specific actions contemplated by the plan and all criteria for liability recognition have been met. Charges related to the restructuring and cost reductions include severance costs, accelerated depreciation, asset impairments, and other closure costs.

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring and other cost reduction programs during the years ended December 31, 2014 and December 31, 2013 are as follows:

	Severance		Exit		Accelerated
(in millions)	Accrual		Costs		Depreciation

Balance at December 31, 2012	$—		$—		$—

Additional charges	16	(a)	6	(b)	222	(c)
Cash payments/utilization	—		—		(222)
Other adjustments and reclasses	—		—		—

Balance at December 31, 2013	$16		$6		$—

Additional charges	16		—		246	(e)
Cash payments/utilization	(11)		(5)		(246)
Other adjustments and reclasses	(16)	(d)	(1)		—

Balance at December 31, 2014	$5		$—		$—
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
(d) Includes an adjustment to remove restructuring reserves of $4 million as a result of the deconsolidation of USSC as of the end of the day on September 15, 2014.
(e)Charges are primarily related to the impairment of carbon alloy facilities and the write-off of pre-engineering costs from the Keetac expansion project.

Accrued liabilities for restructuring and other cost reduction programs are included in the following balance sheet lines:

(in millions)	December 31, 2014	December 31, 2013
Accounts payable	$—	$6
Payroll and benefits payable	5	8
Employee benefits	—	8
Total	$5	$22

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

U. S. Steel accrues for estimated costs related to existing lawsuits, claims and proceedings when it is probable that it will incur these costs in the future and the costs are reasonably determinable.

Asbestos matters – As of December 31, 2014, U. S. Steel was a defendant in approximately 880 active cases involving approximately 3,455 plaintiffs. The vast majority of these cases involve multiple defendants. As of December 31, 2013, U. S. Steel was a defendant in approximately 720 cases involving approximately 3,320 plaintiffs. About 2,575, or approximately 75 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During 2014, settlements and other dispositions resolved approximately

190 cases, and new case filings added approximately 325 cases. During 2013, settlements and other dispositions resolved approximately 250 cases, and new case filings added approximately 240 cases.

The following table shows the activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2012	3,235	190	285	3,330
December 31, 2013	3,330	250	240	3,320
December 31, 2014	3,320	190	325	3,455

Historically, asbestos-related claims against U. S. Steel fall into three groups: (1) claims made by persons who allegedly were exposed to asbestos on the premises of U. S. Steel facilities; (2) claims made by persons allegedly exposed to products manufactured by U. S. Steel; and (3) claims made under certain federal and maritime laws by employees of former operations of U. S. Steel.

The amount U. S. Steel accrues for pending asbestos claims is not material to U. S. Steel’s financial condition. However, U. S. Steel is unable to estimate the ultimate outcome of asbestos-related claims due to a number of uncertainties, including (1) the rates at which new claims are filed, (2) the number of and effect of bankruptcies of other companies traditionally defending asbestos claims, (3) uncertainties associated with the variations in the litigation process from jurisdiction to jurisdiction, (4) uncertainties regarding the facts, circumstances and disease process with each claim, and (5) any new legislation enacted to address asbestos-related claims. Despite these uncertainties, management believes that the ultimate resolution of these matters will not have a material adverse effect on U. S. Steel’s financial condition, although the resolution of such matters could significantly impact results of operations for a particular quarter.

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

	Year Ended December 31,
(In millions)	2014	2013
Beginning of period	$233	$203
Accruals for environmental remediation deemed probable and reasonably estimable	5	45
Obligations settled (a)	(26)	(15)
End of period	$212	$233
(a) Includes approximately $2 million as a result of the deconsolidation of USSC as of the end of the day on September 15, 2014. See Note 4 for details.

Accrued liabilities for remediation activities are included in the following balance sheet lines:

(In millions)	December 31, 2014	December 31, 2013
Accounts payable	$19	$17
Deferred credits and other noncurrent liabilities	193	216
Total	$212	$233

Expenses related to remediation are recorded in cost of sales and totaled $5 million, $45 million and $13 million for the years ended December 31, 2014, 2013 and 2012, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 10 to 25 percent.

Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

(1) Projects with Ongoing Study and Scope Development are those projects which are still in the study and development phase. For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible.

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

Projects with Ongoing Study and Scope Development – There are five environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects consist of investigation and remediation under the Resource Conservation and Recovery Act (RCRA) at four sites — Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI) and the Fairless Plant — and a voluntary remediation program at the former steelmaking plant at Joliet, Illinois. As of December 31, 2014, accrued liabilities for these projects totaled $2 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $25 million to $40 million.

Significant Projects with Defined Scope – As of December 31, 2014, there are four significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $161 million. These projects are: Gary RCRA (accrued liability of $40 million), the former Geneva facility (accrued liability of $64 million), the former Duluth facility St. Louis River Estuary (accrued liability of $50 million), and the Solid Waste Management Unit (SWMU) #4 at UPI (accrued liability of $7 million).

Other Projects – There are four other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at December 31, 2014 was $8 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects had an accrued liability of less than $1 million. The total accrued liability for these projects at December 31, 2014 was approximately $6 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $28 million at December 31, 2014 and were based on known scopes of work.

Administrative and Legal Costs – As of December 31, 2014, U. S. Steel had an accrued liability of $7 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

See Part I, "Item 3. - Legal Proceedings - Environmental Proceedings" for further details regarding U. S. Steel's environmental remediation at its various production facilities.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 2014 and 2013, such capital expenditures totaled $83 million and $64 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
CO2 Emissions – Current and potential regulation of greenhouse gas (GHG) emissions remains a significant issue for the steel industry, particularly for integrated steel producers such as U. S. Steel. The regulation of carbon dioxide (CO2) emissions has either become law or is being considered by legislative bodies of many nations, including countries where we have operating facilities. The European Union (EU) has established GHG regulations based upon national allocations and a cap and trade system. In the United States, the Environmental Protection Agency (EPA) has published rules for regulating GHG emissions for certain facilities (both new and existing). The U.S. Supreme Court has upheld the EPA's authority under the Clean Air Act (CAA) to regulate GHG emissions from new or modified stationary sources that are required to obtain pre-construction and operating permits for non-GHG regulated air pollutants, and federal courts are considering several suits that challenge the EPA’s authority to regulate GHG emissions from other types of sources (including existing sources). Congress could take additional action to increase the regulation of GHG emissions.
The European Commission (EC) has created an Emissions Trading System (ETS) and starting in 2013, the ETS began to employ centralized allocation, rather than national allocation plans, that are more stringent than the previous requirements. The ETS also includes a cap designed to achieve an overall reduction of GHGs for the ETS sectors of 21% in 2020 compared to 2005 emissions and auctioning as the basic principle for allocating emissions allowances, with some transitional free allocation provided on the basis of benchmarks for manufacturing industries under risk of transferring their production to other countries with lesser constraints on GHG emissions, or what is more commonly referred to as carbon leakage. Manufacturing of sinter, coke oven products, basic iron and steel, ferro-alloys and cast iron tubes have all been recognized as exposing companies to a significant risk of carbon leakage, but the ETS is still expected to lead to additional costs for steel companies in Europe. The EU has imposed limitations under the ETS for the period 2013-2020 (Phase III) that are more stringent than those in the 2008 - 2012 period (NAP II), reducing the number of free allowances granted to companies to cover their CO2 emissions.
In September of 2013, the EC issued EU wide legislation further reducing the expected free allocation for Phase III by an average of approximately 12%. USSK's final allocation for the Phase III period that was approved by the EC in January 2014 is approximately 48 million allowances. Based on 2013 emission intensity levels and projected future production levels, and as a result of carryover allowances from the NAP II period, we do not currently anticipate the need to purchase credits until 2019, and we currently estimate a shortfall of 14 million allowances for the Phase III period. However, due to a number of variable factors such as the future market value of allowances, future production levels and future emission intensity levels, we cannot reliably estimate the full cost of complying with the ETS regulations at this time.
U. S. Steel entered into transactions to sell and swap a portion of our emission allowances and recognized gains related to these transactions which are reflected in the net gain on disposal of assets line in the consolidated statements of operations. U. S. Steel recognized gains of $17 million during the fiscal year ended December 31, 2014. There were no such transactions for the fiscal years ended December 31, 2013 and 2012.
On May 13, 2010, the EPA published its final Greenhouse Gas Tailoring Rule establishing a mechanism for regulating GHG emissions from facilities through the CAA’s Prevention of Significant Deterioration (PSD) permitting program. Under the Greenhouse Gas Tailoring Rule, as modified by the recent U.S. Supreme Court decision upholding the rule, new projects that increase GHG emissions by a significant amount (generally more than 75,000 tons of CO2 emissions per year) are subject to the PSD requirements, including the installation of best available control technology (BACT), if the project also significantly increases emissions of at least one non-GHG regulated pollutant. On January 8, 2014, the EPA published proposed New Source Performance Standards (NSPS) for GHG emissions from new electric generating units (EGUs). As a result of that rule, on June 18, 2014, the EPA also published proposed guidance under CAA Section 111(d) to regulate CO2 emissions from EGUs. Additionally, the EPA recently revised the National Ambient Air Quality Standards (NAAQS) for nitrogen oxide, sulfur dioxide, particulate matter, and lead, and in December 2014, proposed to lower the ozone NAAQS to a level within the range of 65 to 70 parts per billion (ppb).
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
The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BAT) to reduce environmental impacts as well as compliance with BAT associated emission levels. This directive includes operational requirements for air emissions, wastewater discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Producers will be required to be in compliance with the iron and steel BAT by March 8, 2016, unless specific exceptions or extensions are granted by the Slovak environmental authority. We are currently evaluating the costs of complying with BAT, but our most recent broad estimate of likely capital expenditures is $100 million to $185 million over the 2015 to 2020 period. There are ongoing efforts to seek EU grants to fund a portion of these capital expenditures. The EU has various programs under which funds are allocated to member states to implement broad public policies, which are then awarded by the member states to public and private entities on a competitive basis. The total capital expenditures required for BAT compliance will depend upon, among other factors, the extent to which EU incentive grants are awarded for these projects. We also believe there will be increased operating costs, such as increased energy and maintenance costs, but we are currently unable to reliably estimate them.
Due to other EU legislation, we will be required to make changes to the boilers at our steam and power generation plant in order to comply with stricter air emission limits for large combustion plants. In January 2014, the operation of USSK's boilers was approved by the EC as part of Slovakia's Transitional National Plan (TNP) for bringing all boilers in Slovakia into compliance by no later than 2020. The TNP establishes parameters for determining the date by which specific boilers are required to reach compliance with the new air standards, which has been determined to be October 2017 for our boilers. The boiler projects have been approved by the Board of Directors and we are now in the execution phase. These projects will result in a reduction in electricity, operating, maintenance, and waste disposal costs once completed. The current projected cost to reconstruct one existing boiler and build one new boiler to achieve compliance is approximately $170 million. Broad legislative changes were enacted by the Slovak Republic to extend the scope of support for renewable sources of energy, that are intended to allow USSK to participate in Slovakia's renewable energy incentive program once both boiler projects are completed.
Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were sold. These indemnifications and cost sharing agreements have included provisions related to the condition of the property, the approved use, certain representations and warranties, matters of title, and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for clean-up or remediation costs relating to the business sold or its then existing or past properties or losses related to non-compliance with past, current, and future environmental laws related to existing conditions, and there can be questions as to the applicability of more general indemnification provisions to environmental matters. Most of the recent indemnification and cost sharing agreements are of a limited nature, only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners or operators of property formerly owned or operated by U. S. Steel may have common law claims and cost recovery and contribution rights against U. S. Steel related to environmental matters. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties sold. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $212 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $4 million at December 31, 2014.
Antitrust Class Actions - In a series of lawsuits filed in federal court in the Northern District of Illinois beginning September 12, 2008, individual direct or indirect buyers of steel products asserted that eight steel manufacturers, including U. S. Steel, conspired in violation of antitrust laws to restrict the domestic production of raw steel and thereby to fix, raise, maintain or stabilize the price of steel products in the United States. The cases were filed as class actions and claimed damages related to steel product purchases during the time period of April 1, 2005 to December 31, 2007. A hearing on class certification was completed in April of 2014. Preliminary approval of U. S. Steel's $58 million settlement agreement was granted by the court and paid by the Company during July 2014. By order dated October 21, 2014, the court entered final approval of the settlement agreement.
EPA Region V Federal Lawsuit – On August 1, 2012, the EPA, joined by the States of Illinois, Indiana and Michigan, initiated an action in the Northern District of Indiana alleging various air regulatory violations at Gary Works, Granite City Works, and Great Lakes Works. The action contends that Gary Works failed to obtain the proper CAA pre-construction permit for a routine reline of its Blast Furnace No. 4 in 1990, and that the three facilities failed to meet certain operational, maintenance, opacity, and recordkeeping requirements. Civil penalties and injunctive relief are requested. U. S. Steel believes that the claims asserted in the action are not justified and are without legal foundation. The Court has dismissed all claims related to the Blast Furnace No. 4 reline. Fact discovery on the remaining claims is being conducted in three phases with discovery regarding Granite City Works and Great Lakes Works now complete. U. S. Steel will continue to vigorously defend against these claims. At this time, the potential outcome on the asserted claims is not reasonably estimable.
Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $12 million at December 31, 2014). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $161 million as of December 31, 2014, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by our Receivables Purchase Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $51 million at December 31, 2014, of which $1 million was classified as current, and $81 million at December 31, 2013, of which $1 million was classified as current. Restricted cash at December 31, 2014 also includes $12 million to fund certain capital projects at Gary Works, our Clairton Plant and Granite City Works. The proceeds become unrestricted as capital expenditures for these projects are made.
Capital Commitments – At December 31, 2014, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $326 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

2015	2016	2017	2018	2019	Later years	Total
$925	$667	$572	$330	$292	$985	$3,771

The majority of U. S. Steel’s unconditional purchase obligations relate to the supply of industrial gases, and certain energy and utility services with terms ranging from two to 14 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply 90 percent to 105 percent of the expected annual capacity of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of December 31, 2014, a maximum default payment of approximately $235 million would apply if U. S. Steel terminates the agreement.

Total payments relating to unconditional purchase obligations were approximately $510 million in 2014, $750 million in 2013 and $730 million in 2012.

25. Subsequent Event

On February 24, 2015, U. S. Steel made a decision to permanently close the coke making operations at Granite City Works, located in Granite City, Illinois, during the first quarter of 2015. Subsequent to the closure of the coke making operations, Granite City Works will obtain coke from U. S. Steel’s coke making operations located at its other steel plants in the United States. U. S. Steel also has relationships with coke suppliers, including a long-term contract with Gateway Energy and Coke Company LLC, to support our steelmaking operations at Granite City Works. The closure of the coke making operations will result in a charge in the first quarter of 2015 for the write-down of fixed assets as well as environmental and employee-related costs. The environmental and employee-related costs are estimated to be between $10 million and $20 million. The net book value of the associated fixed assets is approximately $70 million; however, U. S. Steel is unable to estimate the write-down of the fixed assets as it is currently evaluating their future use.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	2014				2013
(In millions, except per share data)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Net sales	$4,072	$4,587	$4,400	$4,448	$4,269	$4,131	$4,429	$4,595
Segment income (loss) from operations:
Flat-rolled (a)	247	347	30	85	87	82	(51)	(13)
USSE	34	29	38	32	12	(32)	10	38
Tubular	121	69	47	24	32	49	45	64
Total reportable segments	$402	$445	$115	$141	$131	$99	$4	$89
Other Businesses	18	34	17	13	15	14	43	5
Items not allocated to segments	(23)	(620)	(97)	(32)	(375)	(1,815)	(54)	(56)
Total income (loss) from operations	$397	$(141)	$35	$122	$(229)	$(1,702)	$(7)	$38
Net income (loss) (b)	275	(207)	(18)	52	297	(1,791)	(78)	(73)
Net income (loss) attributable to United States Steel Corporation (b)	$275	$(207)	$(18)	$52	$297	$(1,791)	$(78)	$(73)
Common stock data
Net income (loss) per share attributable to United States Steel Corporation
- Basic	$1.89	$(1.42)	$(0.12)	$0.36	$1.87	$(12.38)	$(0.54)	$(0.51)
- Diluted	$1.83	$(1.42)	$(0.12)	$0.34	$1.75	$(12.38)	$(0.54)	$(0.51)
Dividends paid per share	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05
Price range of common stock
- Low	$26.00	$25.67	$22.47	$23.32	$20.44	$16.86	$15.80	$19.19
- High	$42.25	$46.55	$28.80	$31.15	$30.47	$21.68	$19.70	$26.29

(a)	Excludes the results of U. S. Steel Canada Inc. beginning September 16, 2014 as a result of the CCAA filing. See Note 4 to the Consolidated Financial Statements.

(b)	2013 amounts have been revised to correct a prior period error that resulted in an additional tax benefit of $27 million.

SUPPLEMENTARY INFORMATION ON MINERAL RESERVES OTHER THAN OIL AND GAS

(Unaudited)

Mineral Reserves

U. S. Steel operates two surface iron ore mining complexes in Minnesota consisting of the Minntac Mine and Pellet Plant and the Keetac Mine and Pellet Plant. U. S. Steel owns interests in the iron ore mining assets of Tilden Mining Company, L.C. and Hibbing Taconite Company.

The following table provides a summary of our reserves and minerals production by mining complex:

	Proven and Probable Reserves As of December 31, 2014			Production
(Millions of short tons)	Owned	Leased	Total	2014	2013	2012
Iron ore pellets:
Minntac Mine and Pellet Plant	121	404	525	16.4	16.1	15.6
Keetac Mine and Pellet Plant	19	368	387	5.8	5.6	5.8
Tilden Mining Company, L.C.*	39	—	39	1.5	1.1	1.5
Hibbing Taconite Company*	—	11	11	1.3	1.3	1.4
Total	179	783	962	25.0	24.1	24.3

*	Represents U. S. Steel’s proportionate share of proven and probable reserves and production as these investments are unconsolidated equity affiliates.

Iron Ore Reserves
Reserves are defined by SEC Industry Standard Guide 7 as that part of a mineral deposit that could be economically and legally extracted and produced at the time of the reserve determination. The estimate of proven and probable reserves is of recoverable tons. Recoverable tons mean the tons of product that can be used internally or delivered to a customer after considering mining and beneficiation or preparation losses. Neither inferred reserves nor resources that exist in addition to proven and probable reserves were included in these figures. At December 31, 2014, all 962 million tons of proven and probable reserves are assigned, which means that they have been committed by U. S. Steel to its operating mines and are of blast furnace pellet grade.

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

FIVE-YEAR OPERATING SUMMARY (Unaudited)

(Thousands of tons, unless otherwise noted)	2014	2013	2012	2011	2010
Raw Steel Production
Gary, IN	5,936	6,396	6,230	6,312	5,598
Great Lakes, MI	2,442	2,883	2,839	2,841	3,095
Mon Valley, PA	2,563	2,918	2,835	2,746	2,701
Granite City, IL	2,285	2,538	2,421	2,453	2,539
Fairfield, AL	1,992	1,943	2,341	1,912	2,095
Lake Erie, Ontario, Canada(a)	1,744	1,189	2,450	2,336	1,052
Hamilton, Ontario, Canada(b)	—	—	—	—	1,363
Total Flat-rolled facilities	16,962	17,867	19,116	18,600	18,443
U. S. Steel Košice	4,788	4,598	4,434	4,201	4,706
U. S. Steel Serbia(c)	—	—	88	1,439	1,383
Total USSE facilities	4,788	4,598	4,522	5,640	6,089
Total	21,750	22,465	23,638	24,240	24,532
Raw Steel Capability
Flat-rolled(a)	19,400	24,300	24,300	24,300	24,300
USSE	5,000	5,000	5,000	7,400	7,400
Total	24,400	29,300	29,300	31,700	31,700
Production as % of total capability:
Flat-rolled	80%	74%	78%	77%	76%
USSE	96%	92%	87%	76%	82%
Coke Production
Flat-rolled(a)	5,406	6,494	6,156	6,144	5,792
USSE	1,539	1,508	1,537	1,486	1,506
Total	6,945	8,002	7,693	7,630	7,298
Iron Ore Pellet Production(d)
Total	24,959	24,151	24,271	23,779	22,441
Steel Shipments by Segment(e)
Flat-rolled(a)	13,908	14,644	15,974	15,509	15,301
USSE	4,179	4,000	3,816	4,932	5,464
Tubular	1,744	1,757	1,886	1,812	1,551
Total steel shipments	19,831	20,401	21,676	22,253	22,316
Average Steel Price Per Ton
Flat-rolled	$772	$735	$750	$759	$675
USSE	$667	$706	$742	$845	$705
Tubular	$1,538	$1,530	$1,687	$1,612	$1,494

(a)
On September 16, 2014, U. S. Steel Canada (USSC) applied for relief from its creditors pursuant to CCAA. As a result, the year ended December 31, 2014 raw steel and coke production amounts and shipments for Flat-rolled do not include USSC after September 15, 2014 and Flat-rolled's annual raw steel capability was reduced to 19.4 million tons.

(b)	On December 31, 2013, U. S. Steel permanently shut down its iron and steelmaking facilities at Hamilton Works.

(c)	On January 31, 2012, U. S. Steel sold U. S. Steel Serbia.

(d)	Includes our share of production from Hibbing, Tilden and Wabush. On February 1, 2010, U. S. Steel sold its interest in Wabush.

(e)
Does not include shipments by joint ventures and other equity investees of U. S. Steel, but instead reflects the shipments of substrate materials, primarily hot-rolled and cold-rolled sheets, to those entities.

FIVE-YEAR OPERATING SUMMARY (Unaudited) (Continued)

(Thousands of net tons)	2014	2013	2012	2011	2010
Steel Shipments by Market - North American Facilities(a) (b)
Steel service centers	2,578	2,721	2,882	2,987	3,214
Further conversion:
Trade customers	4,013	4,409	5,119	4,799	4,256
Joint ventures	1,519	1,664	1,823	1,803	1,835
Transportation (including automotive)	2,445	2,480	2,511	2,268	2,139
Construction and construction products	897	905	1,013	998	859
Containers	1,287	1,259	1,290	1,221	1,398
Appliances & electrical equipment	616	666	727	651	703
Oil, gas and petrochemicals	1,545	1,540	1,601	1,526	1,438
Export from the United States	340	450	550	736	746
All other	412	307	344	332	264
Total	15,652	16,401	17,860	17,321	16,852
Steel Shipments by Market - USSE
Steel service centers	682	560	567	943	1,106
Further conversion:
Trade customers	299	286	310	539	676
Transportation (including automotive)	674	709	650	707	629
Construction and construction products	1,584	1,501	1,350	1,622	1,764
Containers	403	393	387	525	586
Appliances & electrical equipment	267	275	272	328	319
Oil, gas and petrochemicals	3	15	20	14	11
All other	267	261	260	254	373
Total	4,179	4,000	3,816	4,932	5,464

(a)
Does not include shipments by joint ventures and other equity investees of U. S. Steel, but instead reflects the shipments of substrate materials, primarily hot-rolled and cold-rolled sheets, to those entities.

(b)	As a result of the CCAA filing, shipments do not include USSC after September 15, 2014.

FIVE-YEAR FINANCIAL SUMMARY (Unaudited)

(Dollars in millions, except per share amounts)	2014	2013	2012	2011	2010
Net sales by segment:
Flat-rolled(a)	$12,895	$12,830	$14,555	$13,727	$11,860
USSE(b)	2,936	2,944	3,094	4,375	4,037
Tubular	2,774	2,777	3,291	3,041	2,408
Total reportable segments	$18,605	$18,551	$20,940	$21,143	$18,305
Other Businesses	269	273	327	522	432
Intersegment sales	(1,367)	(1,400)	(1,939)	(1,781)	(1,363)
Total	$17,507	$17,424	$19,328	$19,884	$17,374
Segment income (loss):
Flat-rolled(a)(c)	$709	$105	$400	$469	$(261)
USSE(b)	133	28	34	(162)	(33)
Tubular(c)	261	190	366	316	353
Total reportable segments(c)	$1,103	$323	$800	$623	$59
Other Businesses(c)	82	77	55	46	55
Items not allocated to segments(c) (d)	(772)	(2,300)	(608)	(404)	(225)
Total income (loss) from operations	$413	$(1,900)	$247	$265	$(111)
Net interest and other financial costs	243	332	241	238	274
Income tax provision(benefit)(e)	68	(587)	131	80	97
Net income (loss) attributable to United States Steel Corporation(e)	$102	$(1,645)	$(124)	$(53)	$(482)
Per common share:
- Basic(e)	$0.71	$(11.37)	$(0.86)	$(0.37)	$(3.36)
- Diluted(e)	$0.69	$(11.37)	$(0.86)	$(0.37)	$(3.36)

(a)	Excludes the results of USSC beginning September 16, 2014 as a result of the CCAA filing. See Note 4 to the Consolidated Financial Statements.

(b)	Includes the results of USSS through the disposition date of January 31, 2012. See Note 5 to the Consolidated Financial Statements.

(c)
Amounts prior to 2011 have been revised to reflect a change in our segment allocation methodology for postretirement benefit expenses. As disclosed in Note 3 to the Consolidated Financial Statements, only service cost and amortization of prior service cost for active employees are allocated to segments.

(d)	Includes goodwill impairment charge of $1.8 billion in 2013. See Note 12 to the Consolidated Financial Statements.

(e)	2013 amounts have been revised to correct a prior period error that resulted in additional tax benefit of $27 million.

FIVE-YEAR FINANCIAL SUMMARY (Unaudited) (Continued)

	2014	2013	2012		2011	2010
Balance Sheet Position at Year-End (dollars in millions) (a)
Current assets	$6,431	$6,078	$5,496		$5,774	$5,304
Net property, plant & equipment	4,574	5,922	6,408		6,579	6,486
Total assets	12,314	13,143	15,217		16,073	15,350
Short-term debt and current maturities of long-term debt	378	323	2		400	216
Other current liabilities	3,191	2,922	2,988		3,249	2,931
Long-term debt	3,120	3,616	3,936		3,828	3,517
Employee benefits	1,117	2,064	4,416		4,600	4,365
Total United States Steel Corporation stockholders’ equity (b)	3,799	3,375	3,477		3,500	3,851
Cash Flow Data (dollars in millions)
Net cash provided by (used in) operating activities(a)	$1,492	$414	$1,135		$168	$(379)
Capital expenditures(a)	419	477	723		848	676
Dividends paid	29	29	29		29	29
Employee Data
Total employment costs (dollars in millions)(a)	$3,408	$3,611	$3,710	(c)	$3,656	$3,144
Average North America employment costs (dollars per hour)(a)	$57.55	$55.06	$56.47		$57.06	$51.47
Average number of North America employees(a)	22,408	25,621	25,925		24,207	23,197
Average number of USSE employees	12,272	12,470	12,858	(c)	18,531	18,623
Number of pensioners at year-end	52,483	68,221	70,822		74,270	77,203
Stockholder Data at Year-End
Common shares outstanding, net of treasury shares (millions)	145.7	144.7	144.3		144.0	143.7
Registered shareholders (thousands)	16.1	16.8	17.8		18.5	19.3
Market price of common stock	$26.74	$29.50	$23.85		$26.46	$58.42

(a)	Excludes the results of USSC beginning September 16, 2014 as a result of the CCAA filing. See Note 4 to the Consolidated Financial Statements.

(b)	2013 amounts have been revised to correct a prior period error that resulted in additional tax benefit of $27 million.

(c)
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

See “Item 8. Financial Statements and Supplementary Data – Management’s Reports to Stockholders – Internal Control Over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm

See “Item 8. Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fourth quarter of 2014 which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the directors of U. S. Steel required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Election of Directors” in U. S. Steel’s Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than 120 days after the end of the fiscal year. Information concerning the Audit Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “The Board of Directors and its Committees – Audit Committee” in U. S. Steel’s Proxy Statement for the 2015 Annual Meeting of Stockholders. Information regarding the Nominating Committee required by this item is incorporated and made part hereof by reference to the material appearing under the heading “The Board of Directors and its Committees – Corporate Governance & Public Policy Committee” in U. S. Steel’s Proxy Statement for the 2015 Annual Meeting of Stockholders. Information regarding the ability of stockholders to communicate with the Board of Directors is incorporated and made part hereof by reference to the material appearing under the heading “Communications from Stockholders and Interested Parties” in U. S. Steel’s Proxy Statement for the 2015 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in U. S. Steel’s Proxy Statement for the 2015 Annual Meeting of Stockholders. Information concerning the executive officers of U. S. Steel is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

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

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Compensation & Organization Committee Report” in U. S. Steel’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (1))
Equity compensation plans approved by security holders(a)	9,156,070	$35.53	5,051,026(b)
Equity compensation plans not approved by security holders(c)	27,819	(one for one)	—
Total	9,183,889	—	5,051,026

(a)
The numbers in columns (1) and (2) of this row contemplate all shares that could potentially be issued as a result of outstanding grants under the 2005 Stock Incentive Plan as of December 31, 2014. (For more information, see Note 13 to the Consolidated Financial Statements.) Column (1) includes (i) 210,424 shares of common stock that could be issued for the Common Stock Units outstanding under the Deferred Compensation Program for Non-Employee Directors and (ii) 1,736,642 shares that could be issued for the 868,321 performance awards outstanding under the Long-Term Incentive Compensation Program (a program under the 2005 Stock Incentive Plan). The calculation in column (2) does not include the Common Stock Units since the weighted average exercise price for Common Stock Units is one for one; that is, one share of common stock will be given in exchange for each unit of such phantom stock accumulated through the date of the director’s retirement. Also, the calculation in column (2) does not include the performance awards since the weighted average exercise price for performance awards can range from zero for one to two for one; that is, performance awards may result in up to 1,736,642 shares of common stock being issued (two for one), or some lesser number of shares (including zero shares of common stock issued), depending upon the Corporation’s common stock performance versus that of a peer group of companies.

(b)	Represents shares available under the 2005 Stock Incentive Plan.

(c)
At December 31, 2014, U. S. Steel had no securities remaining for future issuance under equity compensation plans that had not been approved by security holders. Column (1) represents Common Stock Units that were issued pursuant to the Deferred Compensation Plan for Non-Employee Directors prior to its being amended to make it a program under the 2005 Stock Incentive Plan. The weighted average exercise price for Common Stock Units in column (2) is one for one; that is, one share of common stock will be given in exchange for each unit of phantom stock upon the director’s retirement from the Board of Directors. All future grants under this amended plan/program will count as shares issued pursuant to the 2005 Stock Incentive Plan, a shareholder approved plan.

Other information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Stock Ownership of Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” in U. S. Steel’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Policy with Respect to Related Person Transactions” and “The Board of Directors and its Committees – Independence” in U. S. Steel’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Information Regarding the Independence of the Independent Registered Public Accounting Firm” in U. S. Steel’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

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

B. Exhibits

Exhibits 10(a) through 10(j) and Exhibits 10(bb) through 10(ss) are management contracts or compensatory plans or arrangements.

Exhibit No.

2.    Plan of acquisition, reorganization, arrangement, liquidation or succession

(a)	Master Share Purchase Agreement by and between U. S. Steel Serbia B.V. and U. S. Steel Košice s.r.o., wholly owned subsidiaries of U. S. Steel, and the Republic of Serbia.	Incorporated by reference to Exhibit 2.1 to United States Steel Corporation’s Form 8-K filed on February 6, 2012, Commission File Number 1-16811.

3.    Articles of Incorporation and By-Laws

(a)	United States Steel Corporation Restated Certificate of Incorporation dated September 30, 2003.	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2003, Commission File Number 1-16811.

(b)	Amended and Restated By-Laws of United States Steel Corporation dated as of January 28, 2014	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation's Form 8-K filed on January 31, 2014, Commission File Number 1-16811.

4.    Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Indenture dated as of May 21, 2007 between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York.	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on May 22, 2007, Commission File Number 1-16811.

(b)
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

(d)
Third Supplemental Indenture dated as of May 4, 2009, between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, regarding 4.00% Senior Convertible Notes due May 15, 2014.
Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on May 5, 2009, Commission File Number 1-16811.

(e)
Fourth Supplemental Indenture dated as of March 19, 2010, between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, regarding 7.375% Senior Notes due April 1, 2020.
Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on March 23, 2010, Commission File Number 1-16811.

(f)
Fifth Supplemental Indenture dated as of March 15, 2012, between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, regarding 7.50% Senior Notes due March 15, 2022.
Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on March 16, 2012, Commission File Number 1-16811.

(g)
Sixth Supplemental Indenture dated as of March 26, 2013, between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, regarding 6.875% Senior Notes due April 1, 2021.
Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on March 27, 2013, Commission File Number 1-16811.

(h)
Seventh Supplemental Indenture dated as of March 26, 2013, between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, regarding 2.75% Senior Convertible Notes due April 1, 2019.
Incorporated by reference to Exhibit 4.2 to United States Steel Corporation’s Form 8-K filed on March 27, 2013, Commission File Number 1-16811.

(i)	United States Steel Corporation Certificate of Elimination filed with the Secretary of State of the State of Delaware on December 5, 2007	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation's Form 8-K filed on December 6, 2007, Commission File Number 1-16811.

Certain long-term debt instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. U. S. Steel agrees to furnish to the Commission on request a copy of any instrument defining the rights of holders of long-term debt of U. S. Steel and of any subsidiary for which consolidated or unconsolidated financial statements are required to be filed.

10.    Material Contracts

(a)	United States Steel Corporation Supplemental Retirement Account Program.	Incorporated by reference to Exhibit 10(b) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2013, Commission File Number 1-16811.

(b)	United States Steel Corporation Executive Management Supplemental Pension Program.	Incorporated by reference to Exhibit 10.6 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2013, Commission File Number 1-16811.

(c)	United States Steel Corporation Supplemental Thrift Program.	Incorporated by reference to Exhibit 10.7 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2013, Commission File Number 1-16811.

(d)	United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, a program under the 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10(d) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2011, Commission File Number 1-16811.

(e)	Form of Severance Agreements between United States Steel Corporation and its Officers.	Incorporated by reference to Exhibit 10(f) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2013, Commission File Number 1-16811.

(f)	Form of Offer Letter to Mario Longhi.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on July 2, 2012, Commission File Number 1-16811.

(g)
Exhibit A to Offer Letter to Mario Longhi – Supplemental Account as Amended and Restated (effective November 1, 2013, the Supplemental Account was merged into the Supplemental Retirement Account Program filed as Exhibit 10(b)).
Incorporated by reference to Exhibit 10.10 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2013, Commission File Number 1-16811.

(h)	Form of Non-Compete Agreement attached to Offer Letter to Mario Longhi.	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 8-K filed on July 2, 2012, Commission File Number 1-16811.

(i)	Form of Offer Letter to David B. Burritt.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation's Form 8-K filed on August 20, 2013, Commission File Number 1-16811.

(j)	Amended and Restated Agreement between United States Steel Corporation and George F. Babcoke.	Incorporated by reference to Exhibit 10(l) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2013, Commission File Number 1-16811.

(k)	Tax Sharing Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation.	Incorporated by reference to Exhibit 99.3 to United States Steel Corporation’s Form 8-K filed on January 3, 2002, Commission File Number 1-16811.

(l)	Financial Matters Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation.	Incorporated by reference to Exhibit 99.5 to United States Steel Corporation’s Form 8-K filed on January 3, 2002, Commission File Number 1-16811.

(m)
Second Amended and Restated Credit Agreement dated as of June 12, 2009 and amended and restated as of July 20, 2011 among United States Steel Corporation, the Lenders party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.
Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on July 21, 2011, Commission File Number 1-16811.

(n)	Waiver and Amendment No. 1 dated as of July 23, 2014 to the Second Amended and Restated Credit Agreement dated as of June 12, 2009.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on July 25, 2014, Commission File Number 1-16811.

(o)
EUR 200,000,000 multicurrency revolving credit facility agreement dated July 15, 2013, among U. S. Steel Košice, s.r.o., and ING Bank N.V., Commerzbank Aktiengesellschaft, Slovenská sporiteĺňa, a.s., Komerční banka, a.s. and Citibank Europe plc.
Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on July 16, 2013, Commission File Number 1-16811.

(p)
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

(q)
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

(r)
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

(s)
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

(t)
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

(u)
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

(v)
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

(w)
Seventh Amendment to the Second Amended and Restated Receivables Purchase Agreement dated as of July 23, 2014, among U. S. Steel Receivables LLC, as Seller; United States Steel Corporation, as initial Servicer; the persons party thereto as Funding Agents, CP Conduit Purchasers, Committed Purchasers and LC Banks; and The Bank of Nova Scotia, as Collateral Agent.
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on July 25, 2014, Commission File Number 1-16811.

(x)	Purchase and Sale Agreement dated November 28, 2001 among United States Steel LLC, as initial Servicer and as Originator; and U. S. Steel Receivables LLC as purchaser and contributee.	Incorporated by reference to Exhibit 10(o) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2001, Commission File Number 1-16811.

(y)	First Amendment to the Purchase and Sale Agreement dated as of September 27, 2006, among United States Steel Corporation and U. S. Steel Receivables LLC.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on September 28, 2006, Commission File Number 1-16811.

(z)	Second Amendment to the Purchase and Sale Agreement dated as of June 12, 2009, among United States Steel Corporation and U. S. Steel Receivables LLC.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on June 16, 2009, Commission File Number 1-16811.

(aa)	Debtor-in-Possession credit facility dated September 16, 2014 between U. S. Steel Canada Inc. as borrower and U. S. Steel Holdings, Inc. as lender.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on September 16, 2014, Commission File Number 1-16811.

(bb)	Summary of non-employee director fee arrangements.	Incorporated by reference to Exhibit 10(bb) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2013, Commission File Number 1-16811.

(cc)	United States Steel Corporation Non Tax-Qualified Pension Plan.	Incorporated by reference to Exhibit 10.8 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2013, Commission File Number 1-16811.

(dd)	United States Steel Corporation Non Tax-Qualified Retirement Account Program.	Incorporated by reference to Exhibit 10(dd) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2013, Commission File Number 1-16811.

(ee)	United States Steel Corporation 2005 Stock Incentive Plan.	Incorporated by reference to Appendix B to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 11, 2005, Commission File Number 1-16811.

(ff)	United States Steel Corporation 2005 Stock Incentive Plan, Amended and Restated, April 27, 2010.	Incorporated by reference to Appendix A to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 12, 2010, Commission File Number 1-16811.

(gg)	United States Steel Corporation 2005 Stock Incentive Plan, Amended and Restated, April 29, 2014.	Incorporated by reference to Appendix A to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 14, 2014, Commission File Number 1-16811.

(hh)	Administrative Regulations for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan, Amended and Restated, May 28, 2013.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on May 30, 2013, Commission File Number 1-16811.

(ii)	Administrative Regulations for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan, Amended and Restated, February 25, 2014.	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 8-K filed on March 3, 2014, Commission File Number 1-16811.

(jj)	Non-Employee Director Stock Program, a program under the 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on May 31, 2005, Commission File Number 1-16811.

(kk)	Form of stock option grant under the Long-Term Incentive Compensation Program, a program under the 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10(x) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2006, Commission File Number 1-16811.

(ll)	Form of Performance Award Grant Agreement under the 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 8-K filed on March 3, 2011, Commission File Number 1-16811.

(mm)	Form of Stock Option Grant Agreement under the 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2011, Commission File Number 1-16811.

(nn)	Form of Restricted Stock Unit Retention Grant Agreement under the 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 20111, Commission File Number 1-16811.

(oo)	Form of Restricted Stock Unit Annual Grant Agreement under the 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2011, Commission File Number 1-16811.

(pp)	Form of Retention Performance Award Grant Agreement.	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 8-K filed on July 2, 2012, Commission File Number 1-16811.

(qq)	Corporate Governance Principles Recoupment Policy (incorporated into various compensation plans and programs).	Incorporated by reference to Exhibit 10(oo) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2013, Commission File Number 1-16811.

(rr)	United States Steel Corporation 2010 Annual Incentive Compensation Plan.	Incorporated by reference to Appendix B to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 12, 2010, Commission File Number 1-16811.

(ss)	Administrative Regulations for the Executive Management Annual Incentive Compensation Plan under the 2010 Annual Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on January 31, 2014, Commission File Number 1-16811.

12.1.	Computation of Ratio of Earnings to Fixed Charges

21.	List of Subsidiaries

23.	Consent of PricewaterhouseCoopers LLP

24.	Powers of Attorney

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

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB XBRL Taxonomy Extension Label Linkbase Document

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(Millions of Dollars)

		Additions			Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Period
Year ended December 31, 2014:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$53	$—	$—		$—	$8		$45
Allowance for related party doubtful accounts	—	—	218	(a)	—	—		218
Investments and long-term receivables reserve	10	—	—		—	2		8
Long-term receivables from related parties reserve	—	—	1,188	(a)	—	—		1,188
Deferred tax valuation allowance:
Foreign	1,028	—	—		—	1,023	(b)	5
Year ended December 31, 2013:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$55	$5	$—		$—	$7		$53
Investments and long-term receivables reserve	3	—	7		—	—		10
Deferred tax valuation allowance:
Foreign	1,099	—	142		142	71		1,028
Year ended December 31, 2012:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$64	$—	$—		$1	$8		$55
Investments and long-term receivables reserve	3	—	—		—	—		3
Deferred tax valuation allowance:
Foreign	1,018	47	169		—	135	(c)	1,099

(a)
Represents the reserve for related party notes and trade accounts payable due from USSC after the deconsolidation as of the end of the day on September 15, 2014 (See Note 4). U. S. Steel has estimated a recovery rate based upon the fair value of the net assets of USSC available for distribution to its creditors in relation to the secured and unsecured creditor claims in the CCAA filing.

(b)
As a result of USSC's CCAA filing, the Canadian deferred tax asset and the related valuation allowance were deconsolidated from U. S. Steel's balance sheet as of the end of the day on September 15, 2014 (See Note 4).

(c)	The deferred tax asset valuation allowance for U. S. Steel Serbia was removed as a result of the sale of U. S. Steel Serbia on January 31, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on February 24, 2015.

UNITED STATES STEEL CORPORATION

By:	/s/ Colleen M. Darragh
Colleen M. Darragh
Vice President & Controller

Signature	Title
/s/ Mario Longhi	President & Chief Executive Officer & Director
Mario Longhi

/s/ David B. Burritt	Executive Vice President & Chief Financial Officer
David B. Burritt

/s/ Colleen M. Darragh	Vice President & Controller
Colleen M. Darragh

*	Director
Patricia Diaz Dennis

*	Director
Dan O. Dinges

*	Director
John G. Drosdick

*	Director
John J. Engel

*	Director
Richard A. Gephardt

*	Director
Murry S. Gerber

*	Director
Thomas W. LaSorda

*	Director
Charles R. Lee

*	Director
Glenda G. McNeal

*	Director
Seth E. Schofield

*	Director
Robert J. Stevens

*	Director
David S. Sutherland

*	Director
Patricia A. Tracey

*	BY:	/s/ David B. Burritt
David B. Burritt
Attorney-in-Fact

GLOSSARY OF CERTAIN DEFINED TERMS

The following definitions apply to terms used in this document:

Acero Prime	Acero Prime, S.R.L. de CV
AD	antidumping
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
Apolo	Apolo Tubulars S.A.
BACT	Best Achievable Control Technology
BAT	Best Available Technique
Baycoat	Baycoat Limited Partnership, a U. S. Steel and ArcelorMittal Dofasco, Inc. joint venture
BOF	basic oxygen furnace
CAA	Clean Air Act
CAL	continuous annealing line
CDC	Chrome Deposit Corporation
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CMS	Corrective Measure Study
CO2	carbon dioxide
CVD	countervailing duties
CWA	Clean Water Act
DESCO	Double Eagle Steel Coating Company
DOC	U.S. Department of Commerce
Double G	Double G Coatings Company LLC
EAF	Electric Arc Furnace
EBITDA	Earnings before Interest, Taxes, Depreciation and Amortization
EC	European Commission
EPA	U.S. Environmental Protection Agency
ERB	Environmental Revenue Bond
ERP	Enterprise resource planning
ERW	electric resistance welded
ETS	Emissions Trading System
EU	European Union
Eurofer	European Confederation of Iron and Steel Industries
Flat-rolled	Flat-rolled Products segment
FPC	Feralloy Processing Company
Gateway	Gateway Energy & Coke Company, LLC, a subsidiary of SunCoke Energy
GHG	greenhouse gas
Hibbing	Hibbing Taconite Company
ITC	U.S. International Trade Commission
Keetac	U. S. Steel’s iron ore operations at Keewatin, Minnesota
LAER	Lowest Achievable Emissions Reductions
Lone Star	Lone Star Technologies, Inc.
MACT	Maximum Achievable Control Technology
Minntac	U. S. Steel’s iron ore operations at Mt. Iron, Minnesota
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
OCTG	oil country tubular goods
O. D.	outer diameter
PRO-TEC	PRO-TEC Coating Company, U. S. Steel and Kobe Steel Ltd. joint venture
PRP	potentially responsible party
RCRA	Resource Conservation and Recovery Act
REACH	Registration, Evaluation, Authorization and Restriction of Chemicals, Regulation 1907/2006
RFI	RCRA Facility Investigation
RPA	Receivables Purchase Agreement
SEC	Securities and Exchange Commission
SIP	State Implementation Plan

SPT	Steelworkers Pension Trust
Stelco	Stelco Inc.
Tilden	Tilden Mining Company
tons	net tons
Tubular	Tubular Products segment
U.S. GAAP	accounting standards generally accepted in the United States
UPI	USS-POSCO Industries, U. S. Steel and POSCO joint venture
USSC	U. S. Steel Canada Inc.
USSE	U. S. Steel Europe segment
USSK	U. S. Steel Košice
USSR	U. S. Steel Receivables LLC
USSS	U. S. Steel Serbia
USW	United Steelworkers
Wabush	Wabush Mines
Worthington	Worthington Specialty Processing, U. S. Steel and Worthington Industries, Inc. joint venture

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

Cautionary Language Concerning Forward-Looking Statements

Forward-looking statements with respect to U. S. Steel may include, but are not limited to, comments about general business strategies, expected Carnegie Way benefits, financing decisions, projections of levels of revenues, income from operations or income from operations per ton, earnings before interest, taxes, depreciation and amortization, net income or earnings per share; levels of capital, environmental or maintenance expenditures; levels of employee benefits; the success or timing of completion of ongoing or anticipated capital or maintenance projects; levels of raw steel production capability, prices, production, shipments, or labor and raw materials costs; availability of raw materials; the acquisition, idling, shutdown or divestiture of assets or businesses; the effect of restructuring or reorganization of business components and cost-reduction programs; the effect of collective bargaining agreements and relations with unions; the effect of potential steel industry consolidation; the effect of potential legal proceedings on our business and financial condition; the effects of actions of third parties such as competitors, or foreign, federal, state or local regulatory authorities; and the effects of import quotas, tariffs and other protectionist measures.

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

Our major cash requirements in 2015 are expected to be for capital expenditures, employee benefits, and operating costs, including purchases of raw materials. We ended 2014 with $1.4 billion of cash and cash equivalents and total liquidity of $3.1 billion.

Market Factors

U. S. Steel’s expectations as to levels of production and revenues, gross margins, income from operations, income from operations per ton and earnings before interest, taxes, depreciation and amortization are based upon assumptions as to global market conditions, future product prices and mix, and levels of raw steel production capability, production and shipments. These assumptions may prove to be inaccurate.

During 2014, we have progressed along our transformation journey at U. S. Steel to execute on our stockholder value creation strategy: earn the right to grow, and drive and sustain profitable growth. Through a disciplined approach we refer to as “The Carnegie Way,” we continue working toward strengthening our balance sheet, with a strong focus on cash flow, and have launched a series of initiatives that we believe will enable us to add value, right-size the Company, and improve our performance across our core business processes, including commercial, supply chain, manufacturing, procurement, innovation, and operational and functional support. We are on a mission to become an iconic industry leader, as we define and create a sustainable competitive advantage with a relentless focus on economic profit throughout the business cycles, our customers, our cost structure and innovation with talented teams of motivated employees.

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

Operating and Cost Factors

U. S. Steel is also exposed to casualty risks such as the structural failure at Great Lakes Works in 2014 that disrupted operations for several weeks. If major equipment or structures fail, we may incur substantial repair costs and business interruptions. Similarly, if any of our critical suppliers suffer such a casualty we may suffer business interruptions. There also exists the chance of other unexpected events such as power outages, weather related events or transportation disruptions that may affect operating levels, production and profitability. We may also be affected if major suppliers or customers experience such events.

As an integrated steel producer, U. S. Steel’s primary raw materials are iron units in the form of iron ore pellets and sinter ore, carbon units in the form of coal and coke (which is produced from coking coal) and steel scrap. U. S. Steel is not 100% self-sufficient in raw materials and as a consequence purchases all of its coking coal as well as a portion of iron units, exposing us to market risks for such raw materials.

Most hourly employees of U. S. Steel’s flat-rolled, tubular, cokemaking and iron ore pellet facilities in the United States are covered by collective bargaining agreements with the United Steelworkers (USW) entered into effective September 1, 2012 that expire on September 1, 2015.

In Europe, most represented employees at USSK are represented by the OZ Metalurg union and are covered by an agreement that expires at the end of March 2016.

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

At December 31, 2014, on an accounting basis, U. S. Steel’s retiree medical and life insurance were underfunded by $595 million and our pension plans were underfunded by $966 million. The level of cash funding in future years depends upon various factors such as any voluntary contributions we may make, future asset performance, the level of interest rates used to measure ERISA minimum funding levels, the impacts of business acquisitions or divestitures, union negotiated changes and future government regulation. Any such funding requirements will have an unfavorable impact on U. S. Steel’s cash flows and could negatively affect our ability to comply with our debt covenants and borrowing arrangements. Additionally, funding requirements could divert committed capital and delay or cancel projects that we believe would increase our ability to meet our customers’ needs as well as our profitability.

Carbon Strategy

Our carbon strategy in North America is to achieve the lowest cost fuel rate to produce hot metal in our blast furnaces. We have aggressively worked to adjust the coal blends that feed our coke batteries in order to use lower cost coals. We also have increased the natural gas injection capabilities on our blast furnaces to utilize the abundant supply of competitively priced natural gas to reduce costs. This strategy has improved our flexibility to use the lowest cost combination of coke, injection coal, and natural gas in our blast furnaces to achieve low cost fuel rates.

According to the American Iron and Steel Institute, relative to competing materials, steel has approximately one-fifth the carbon footprint of aluminum, one-twelfth the footprint of magnesium, and about one-ninth the footprint of carbon fiber composites. Our Advanced High Strength Steels used in today’s car affords significant light-weighting opportunities and when comparing steel to aluminum in terms of sustainability, steel has a better carbon footprint and a lower cost.

Alternative Iron and Steelmaking Technologies
We are examining alternative iron and steelmaking technologies such as gas-based, direct-reduced iron (DRI) and EAF steelmaking. We are currently in the permitting process for the installation of an EAF at our Fairfield Works in Alabama. We submitted air and water permit applications to the Jefferson County Department of Health and the Alabama Department of Environmental Management (ADEM), respectively, in February 2014. We are currently awaiting final determination on the applications from Jefferson County and ADEM.
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

U. S. Steel is subject to numerous environmental laws and discharge and clean up laws in the United States and Europe. Such laws, including CO2 greenhouse gas laws that have been adopted or are being considered, may impact our costs, operating rates and income. These laws may also impact major suppliers and customers. Steel producers in other places, especially China and other developing economies, may be impacted differently than we are. Certain current and former U. S. Steel operating facilities have been in operation for many years and could require significant future accruals and expenditures to meet existing and future requirements under these laws. To the extent that competitors are not required to undertake equivalent costs in their operations, the competitive position of U. S. Steel could be adversely affected.

For further discussion of certain of the factors described herein and their potential effects on the businesses of U. S. Steel, see “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”