Form 10-Q
period 2015-03-31
UNITED STATES STEEL CORP
filed 2015-04-29
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Yes     No ✓
Common stock outstanding at April 23, 2015 – 145,679,235 shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, we have identified such forward-looking statements by using the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “target”, “forecast”, “aim,” “will” and similar expressions or by using future dates in connection with any discussion of, among other things, operating performance, trends, events or developments that we expect or anticipate will occur in the future, statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts, but instead represent only the Company’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as of the time made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to the risks and uncertainties described in this report and in “Item 1A. Risk Factors” and “Supplementary Data - Disclosures About Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2014, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

References in this Quarterly Report on Form 10-Q to "U. S. Steel", "the Company", "we", "us", and "our" refer to United States Steel Corporation and its consolidated subsidiaries unless otherwise indicated by the context.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2015	2014
Net sales:
Net sales	$2,946	$4,169
Net sales to related parties (Note 17)	326	279
Total	3,272	4,448
Operating expenses (income):
Cost of sales (excludes items shown below)	3,066	4,038
Selling, general and administrative expenses	102	138
Depreciation, depletion and amortization	144	166
(Earnings) loss from investees	(6)	4
Restructuring and other charges (Note 18)	153	—
Net gain on disposal of assets (Note 19)	—	(20)
Total	3,459	4,326
(Loss) earnings before interest and income taxes (EBIT)	(187)	122
Interest expense	51	61
Interest income	—	(1)
Other financial costs	11	9
Net interest and other financial costs (Note 6)	62	69
(Loss) earnings before income taxes	(249)	53
Income tax (benefit) provision (Note 8)	(174)	1
Net (loss) earnings	(75)	52
Less: Net earnings attributable to noncontrolling interests	—	—
Net (loss) earnings attributable to United States Steel Corporation	$(75)	$52
Earnings (loss) per common share (Note 9):
Earnings (loss) per share attributable to United States Steel Corporation stockholders:
-Basic	$(0.52)	$0.36
-Diluted	$(0.52)	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Net (loss) earnings	$(75)	$52
Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments	(103)	(2)
Changes in pension and other employee benefit accounts	43	50
Total other comprehensive (loss) income, net of tax	(60)	48
Comprehensive (loss) income including noncontrolling interest	(135)	100
Comprehensive income attributable to noncontrolling interest	—	—
Comprehensive (loss) income attributable to United States Steel Corporation	$(135)	$100

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,266	$1,354
Receivables, less allowance of $37 and $45	1,423	1,632
Receivables from related parties, less allowance of $209 and $218 (Note 17)	225	310
Inventories (Note 10)	2,418	2,496
Deferred income tax benefits (Note 8)	362	602
Other current assets	48	37
Total current assets	5,742	6,431
Property, plant and equipment	14,545	15,139
Less accumulated depreciation and depletion	10,191	10,565
Total property, plant and equipment, net	4,354	4,574
Investments and long-term receivables, less allowance of $8 in both periods	578	577
Long-term receivables from related parties, less allowance of $1,130 and $1,188	336	362
Intangibles – net (Note 4)	202	204
Deferred income tax benefits (Note 8)	216	46
Other noncurrent assets	116	120
Total assets	$11,544	$12,314
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$1,702	$1,870
Accounts payable to related parties (Note 17)	135	131
Bank checks outstanding	32	1
Payroll and benefits payable	856	1,003
Accrued taxes	133	134
Accrued interest	73	52
Short-term debt and current maturities of long-term debt (Note 12)	378	378
Total current liabilities	3,309	3,569
Long-term debt, less unamortized discount (Note 12)	3,124	3,120
Employee benefits	1,033	1,117
Deferred income tax liabilities (Note 8)	7	301
Deferred credits and other noncurrent liabilities	403	407
Total liabilities	7,876	8,514
Contingencies and commitments (Note 19)
Stockholders’ Equity (Note 15):
Common stock (150,925,911 shares issued) (Note 9)	151	151
Treasury stock, at cost (5,255,341 and 5,270,872 shares)	(395)	(396)
Additional paid-in capital	3,633	3,623
Retained earnings	1,779	1,862
Accumulated other comprehensive loss (Note 16)	(1,501)	(1,441)
Total United States Steel Corporation stockholders’ equity	3,667	3,799
Noncontrolling interests	1	1
Total liabilities and stockholders’ equity	$11,544	$12,314
The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Increase (decrease) in cash and cash equivalents
Operating activities:
Net (loss) earnings	$(75)	$52
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	144	166
Restructuring and other charges (Note 18)	153	—
Provision for doubtful accounts	(6)	2
Pensions and other postretirement benefits	(17)	(16)
Deferred income taxes	(166)	4
Net gain on disposal of assets (Note 19)	—	(20)
Distributions received, net of equity investees earnings	(4)	4
Changes in:
Current receivables	237	(232)
Inventories	33	260
Current accounts payable and accrued expenses	(192)	335
Income taxes receivable/payable	16	2
Bank checks outstanding	31	26
All other, net	(18)	(13)
Net cash provided by operating activities	136	570
Investing activities:
Capital expenditures	(172)	(90)
Disposal of assets	—	19
Change in restricted cash, net	2	6
Investments, net	(1)	(1)
Net cash used in investing activities	(171)	(66)
Financing activities:
Dividends paid	(7)	(7)
Net cash used in financing activities	(7)	(7)
Effect of exchange rate changes on cash	(46)	(2)
Net increase in cash and cash equivalents	(88)	495
Cash and cash equivalents at beginning of year	1,354	604
Cash and cash equivalents at end of period	$1,266	$1,099

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
1.    Basis of Presentation and Significant Accounting Policies
United States Steel Corporation (U. S. Steel or the Company) produces and sells steel products, including flat-rolled and tubular products, in North America and Central Europe. Operations in North America also include iron ore and coke production facilities, railroad services and real estate operations. Operations in Europe also include coke production facilities.
The consolidated results for the three months ended March 31, 2015 do not reflect the results of U. S. Steel Canada Inc. (USSC) due to USSC’s filing for creditor protection pursuant to Canada’s Companies’ Creditors Arrangement Act (CCAA) on September 16, 2014. The consolidated statement of operations, consolidated statement of comprehensive income (loss) and consolidated statement of cash flows for the three months ended March 31, 2014 include the results for USSC.
The year-end consolidated balance sheet data was derived from audited statements but does not include all disclosures required for complete financial statements by accounting principles generally accepted in the United States of America (U.S. GAAP). The other information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which should be read in conjunction with these financial statements.
2.    New Accounting Standards
On April 7, 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 changes the presentation of debt issuance costs in financial statements and requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years; early application is permitted. An entity is required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. U. S. Steel is evaluating the financial statement implications of adopting ASU 2015-03.
On August 27, 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Currently, there is no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 is effective for all entities for interim and annual periods beginning after December 15, 2016; early application is permitted. U. S. Steel does not expect any financial statement impact relating to the adoption of this ASU.
On May 28, 2014, the FASB and the International Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016; early application is not permitted. On April 1, 2015, the FASB voted to propose a one year deferral of the effective date of ASU 2014-09, but to permit entities to adopt the standard on the original effective date if they choose. U. S. Steel is evaluating the financial statement implications of adopting ASU 2014-09.
3.    Segment Information
U. S. Steel has three reportable segments: Flat-Rolled Products (Flat-Rolled), U. S. Steel Europe (USSE), and Tubular Products (Tubular). The results of our railroad and real estate businesses that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

The Flat-Rolled segment information subsequent to September 16, 2014 does not include USSC. Transactions between U. S. Steel and USSC subsequent to USSC applying for relief from its creditors pursuant to CCAA (CCAA filing) are considered related party transactions.
Effective January 1, 2015, the Flat-Rolled segment has been realigned to better serve customer needs through the creation of commercial entities to specifically address customers in the automotive, consumer, industrial, service center and mining market sectors. This realignment did not affect the Company's reportable segments.
The chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being earnings (loss) before interest and income taxes (EBIT). EBIT for reportable segments and Other Businesses does not include net interest and other financial costs (income), income taxes, postretirement benefit expenses (other than service cost and amortization of prior service cost for active employees) and certain other items that management believes are not indicative of future results. Information on segment assets is not disclosed, as it is not reviewed by the chief operating decision maker.
The accounting principles applied at the operating segment level in determining EBIT are generally the same as those applied at the consolidated financial statement level. The transfer value for steel rounds from Flat-Rolled to Tubular is based on cost. All other intersegment sales and transfers are accounted for at market-based prices and are eliminated at the corporate consolidation level. Corporate-level selling, general and administrative expenses and costs related to certain former businesses are allocated to the reportable segments and Other Businesses based on measures of activity that management believes are reasonable.
The results of segment operations for the three months ended March 31, 2015 and 2014 are:

(In millions) First Quarter 2015	Customer Sales	Intersegment Sales	Net Sales	Earnings (loss) from investees	EBIT
Flat-Rolled	$2,194	$103	$2,297	$5	$(67)
USSE	691	1	692	—	37
Tubular	371	—	371	3	1
Total reportable segments	3,256	104	3,360	8	(29)
Other Businesses	16	28	44	(2)	8
Reconciling Items and Eliminations	—	(132)	(132)	—	(166)
Total	$3,272	$—	$3,272	$6	$(187)

First Quarter 2014
Flat-Rolled	$3,027	$303	$3,330	$(6)	$85
USSE	759	1	760	—	32
Tubular	643	1	644	2	24
Total reportable segments	4,429	305	4,734	(4)	141
Other Businesses	19	34	53	—	13
Reconciling Items and Eliminations	—	(339)	(339)	—	(32)
Total	$4,448	$—	$4,448	$(4)	$122

The following is a schedule of reconciling items to EBIT:

	Three Months Ended March 31,
(In millions)	2015	2014
Items not allocated to segments:
Postretirement benefit expense (a)	$(13)	$(32)
Other items not allocated to segments:
Loss on shutdown of coke production facilities (b)	(153)	—
Total other items not allocated to segments	(153)	—
Total reconciling items	$(166)	$(32)
(a) Consists of the net periodic benefit cost elements, other than service cost and amortization of prior service cost for active employees, associated with our defined pension, retiree health care and life insurance benefit plans.
(b) Included in Restructuring and Other Charges on the Consolidated Statements of Operations. See Note 18 to the Consolidated Financial Statements.
4.     Intangible Assets
Intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of March 31, 2015			As of December 31, 2014
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$132	$48	$84	$132	$46	$86
Other	2-20 Years	23	13	10	23	13	10
Total amortizable intangible assets		$155	$61	$94	$155	$59	$96
The carrying amount of acquired water rights with indefinite lives as of March 31, 2015 and December 31, 2014 totaled $75 million. The water rights are tested for impairment annually in the third quarter. U. S. Steel performed a qualitative impairment evaluation of its water rights for 2014. The 2014 and prior year tests indicated the water rights were not impaired.
During 2013, U. S. Steel acquired indefinite-lived intangible assets for $12 million and entered into an agreement to make future payments contingent upon certain factors. The aggregate purchase price was $36 million, and U. S. Steel allocated $33 million to indefinite-lived intangible assets, based upon their estimated fair value. The liability for contingent consideration is reassessed each quarter. The maximum potential liability for contingent consideration is $53 million. As of March 31, 2015, U. S. Steel has recorded a liability of $24 million to reflect the estimated fair value of the contingent consideration. Contingent consideration was valued using a probability weighted discounted cash flow using both Level 2 inputs based on 2013 Standard and Poor’s Bond Guide as well as Level 3, significant other unobservable inputs, based on internal forecasts and the weighted average cost of capital derived from market data.
Identifiable intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying values may not be recoverable.
Amortization expense was $2 million in both the three months ended March 31, 2015 and March 31, 2014. The estimated future amortization expense of identifiable intangible assets during the next five years is $5 million for the remaining portion of 2015 and $7 million each year from 2016 to 2019.

5.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost for the three months ended March 31, 2015 and 2014:

	Pension Benefits		Other Benefits
(In millions)	2015	2014	2015	2014
Service cost	$26	$27	$5	$6
Interest cost	66	109	24	36
Expected return on plan assets	(110)	(153)	(38)	(35)
Amortization of prior service cost	4	6	(2)	(3)
Amortization of actuarial net loss	64	70	2	(1)
Net periodic benefit cost, excluding below	50	59	(9)	3
Multiemployer plans	18	18	—	—
Settlement, termination and curtailment losses	3	7	—	—
Net periodic benefit cost	$71	$84	$(9)	$3
Employer Contributions
During the first three months of 2015, U. S. Steel made cash payments of $21 million to the Steelworkers’ Pension Trust and $8 million of pension payments not funded by trusts.
During the first three months of 2015, cash payments of $43 million were made for other postretirement benefit payments not funded by trusts. In addition, U. S. Steel made a required contribution of $10 million in the first three months of 2015 to our trust for represented retiree health care and life insurance benefits.
Company contributions to defined contribution plans totaled $10 million and $12 million for the three months ended March 31, 2015 and 2014, respectively.
Non-retirement postemployment benefits
U. S. Steel incurred costs of approximately $14 million for the three months ended March 31, 2015 related to the accrual of employee costs for supplemental unemployment benefits and the continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others. Payments during the three months ended March 31, 2015 were insignificant. There were no significant similar costs incurred during the three months ended March 31, 2014.

Pension Funding
In November 2013, U. S. Steel's Board of Directors authorized voluntary contributions to U. S. Steel's trusts for pensions and other benefits of up to $300 million through the end of 2015. In August 2014, U. S. Steel made a voluntary contribution of $140 million to our main U.S. defined benefit plan.
6.    Net Interest and Other Financial Costs
Net interest and other financial costs includes interest expense (net of capitalized interest), interest income, financing costs, derivatives gains and losses and foreign currency remeasurement gains and losses. Foreign currency gains and losses are primarily a result of foreign currency denominated assets and liabilities that require remeasurement and the impacts of euro-U.S. dollar derivatives activity. During the three months ended March 31, 2015 and 2014, there was an insignificant amount of net foreign currency effects recorded in other financial costs.
See Note 11 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure.

7.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee) under the 2005 Stock Incentive Plan (the

Plan), which is more fully described in Note 13 of the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2014. An aggregate of 21,250,000 shares of U. S. Steel common stock may be issued under the Plan. As of March 31, 2015, 1,262,031 shares were available for future grants.

During the first quarter of 2014, the Committee added return on capital employed (ROCE) as a second performance measure for the Performance Awards as permitted under the terms of the Plan. Prior to the addition of the ROCE awards, performance awards were based solely on a total shareholder return (TSR) metric. ROCE awards granted are measured on a weighted average basis of the Company’s consolidated worldwide EBIT, as adjusted, divided by consolidated worldwide capital employed, as adjusted, over a three year period.

Weighted average ROCE is calculated based on the ROCE achieved in the first, second and third years of the performance period, weighted at 20 percent, 30 percent and 50 percent, respectively. The ROCE awards will payout at approximately 50 percent at the threshold level, 100 percent at the target level and 200 percent at the maximum level. Amounts in between the threshold percentages are interpolated.

Compensation expense associated with the ROCE awards will be contingent based upon the achievement of the specified ROCE metric as outlined in the Plan and will be adjusted on a quarterly basis to reflect the probability of achieving the ROCE metric.

Recent grants of stock-based compensation consist of stock options, restricted stock units, and TSR and ROCE performance awards. Stock options are generally issued at the market price of the underlying stock on the date of the grant. Upon exercise of stock options, shares of U. S. Steel common stock are issued from treasury stock. The following table is a general summary of the awards made under the Plan. There were no issuances of stock options or restricted stock units during the first quarter of 2014.

	2015		2014
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Stock Options	1,067,190	$10.04	—	$—
Restricted Stock Units	765,750	$24.75	—	$—
Performance Awards:(c)
TSR	273,560	$24.95	279,570	$21.99
ROCE (d)	—	$—	259,280	$23.71
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted-average for all grants during the quarter.
(c) The number of performance awards shown represents the target value of the award.
(d) In lieu of ROCE equity awards being granted in 2015, the Company granted cash settled ROCE incentives to certain members of executive management.
U. S. Steel recognized pretax stock-based compensation expense in the amount of $11 million and $9 million in the three month periods ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, total future compensation expense related to nonvested stock-based compensation arrangements was $62 million, and the weighted average period over which this expense is expected to be recognized is approximately 1.2 years.

Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The stock options vest ratably over a three-year service period and have a term of ten years.

Black-Scholes Assumptions	2015 Grants
Grant date price per share of option award	$24.78
Exercise price per share of option award	$24.78
Expected annual dividends per share, at grant date	$0.20
Expected life in years	5.0
Expected volatility	47%
Risk-free interest rate	1.6%
Grant date fair value per share of unvested option awards as calculated from above	$10.04

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

Restricted stock units generally vest ratably over three years. The fair value of the restricted stock units is the average market price of the underlying common stock on the date of the grant.

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
8.    Income Taxes
Tax provision
For the three months ended March 31, 2015 and 2014, we recorded a tax benefit of $174 million on our pretax loss of $249 million and a tax provision of $1 million on our pretax income of $53 million, respectively. The tax provision reflects a benefit for percentage depletion in excess of cost depletion for iron ore that we produce and consume or sell. Included in the tax provision is a net benefit of $31 million relating to the adjustment of certain tax reserves in the first three months of 2015. The tax provision does not reflect any tax benefit for pretax losses in Canada, prior to the deconsolidation on September 16, 2014, which is a jurisdiction where we had recorded a full valuation allowance on deferred tax assets.
The tax benefit for the first three months of 2015 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2015 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2015 could be materially different from the forecasted amount used to estimate the tax provision for the three months ended March 31, 2015.
Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in Accounting Standards Codification (ASC) Topic 740 on income taxes. The total amount of gross unrecognized tax benefits was $83 million at March 31, 2015 and $112 million at December 31, 2014. The change in unrecognized tax benefits reflects a net decrease primarily due to the conclusion of certain tax examinations. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $24 million as of March 31, 2015 and $59 million as of December 31, 2014.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the consolidated statement of operations. Any penalties are recognized as part of selling, general and administrative expenses. As of March 31, 2015 and December 31, 2014, U. S. Steel had accrued liabilities of $2 million and $7 million, respectively, for interest related to uncertain tax positions. U. S. Steel currently does not have a liability for tax penalties.
Deferred taxes
As of March 31, 2015, the net domestic deferred tax asset was $557 million compared to $318 million at December 31, 2014. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. We continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.
As of March 31, 2015, the net foreign deferred tax asset was $14 million, net of an established valuation allowance of $5 million. At December 31, 2014, the net foreign deferred tax asset was $29 million, net of an established valuation allowance of $5 million. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro.
9.    Earnings and Dividends Per Common Share
Earnings Per Share Attributable to United States Steel Corporation Stockholders
Basic earnings per common share is based on the weighted average number of common shares outstanding during the period.
Diluted earnings per common share assumes the exercise of stock options, the vesting of restricted stock units and performance awards and the conversion of convertible notes, provided in each case the effect is dilutive. The “treasury stock” method is used to calculate the dilutive effect of the Senior Convertible Notes due in 2019 (2019 Senior Convertible Notes) due to our current intent and policy, among other factors, to settle the principal amount of the 2019 Senior Convertible Notes in cash upon conversion. The "if-converted" method was used to calculate the dilutive effect of the 2014 Senior Convertible Notes due May 2014 (2014 Senior Convertible Notes).

The computations for basic and diluted earnings per common share from continuing operations are as follows:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2015	2014
Net (loss) earnings attributable to United States Steel Corporation stockholders	$(75)	$52
Plus earnings effect of assumed conversion-interest on convertible notes	—	2
Net (loss) earnings after assumed conversion	$(75)	$54
Weighted-average shares outstanding (in thousands):
Basic	145,733	144,757
Effect of convertible notes	—	10,058
Effect of stock options, restricted stock units and performance awards	—	1,299
Adjusted weighted-average shares outstanding, diluted	145,733	156,114
Basic earnings per common share	$(0.52)	$0.36
Diluted earnings per common share	$(0.52)	$0.34
The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted earnings per common share:

	Three Months Ended March 31,
(In thousands)	2015	2014
Securities granted under the 2005 Stock Incentive Plan	10,056	2,336
Dividends Paid Per Share
The dividend for the first quarter of 2015 and 2014 was five cents per common share.
10.    Inventories
Inventories are carried at the lower of cost or market. The first-in, first-out method is the predominant method of inventory costing in Europe. The last-in, first-out (LIFO) method is the predominant method of inventory costing in the United States. At March 31, 2015 and December 31, 2014, the LIFO method accounted for 81 percent and 78 percent of total inventory values, respectively.

(In millions)	March 31, 2015	December 31, 2014
Raw materials	$864	$801
Semi-finished products	982	1,053
Finished products	502	563
Supplies and sundry items	70	79
Total	$2,418	$2,496
Current acquisition costs were estimated to exceed the above inventory values by $875 million and $1.0 billion at March 31, 2015 and December 31, 2014, respectively. As a result of the liquidation of LIFO inventories, cost of sales increased and EBIT decreased by $4 million and $9 million in the three months ended March 31, 2015 and March 31, 2014, respectively.
Inventory includes $66 million and $69 million of property held for residential or commercial development as of March 31, 2015 and December 31, 2014, respectively.

11.    Derivative Instruments
U. S. Steel is exposed to foreign currency exchange rate risks as a result of our European operations. USSE’s revenues are primarily in euros and costs are primarily in U.S. dollars and euros. In addition, foreign cash requirements have been, and in the future may be, funded by intercompany loans, creating intercompany monetary assets and liabilities in currencies other than the functional currency of the entities involved, which can affect income when remeasured at the end of each period.
U. S. Steel uses euro forward sales contracts with maturities no longer than 12 months to exchange euros for U.S. dollars to manage our currency requirements and exposure to foreign currency exchange rate fluctuations. Derivative instruments are required to be recognized at fair value in the consolidated balance sheet. U. S. Steel has not elected to designate these euro forward sales contracts as hedges. Therefore, changes in their fair value are recognized immediately in the consolidated results of operations. The gains and losses recognized on the euro forward sales contracts may also partially offset the accounting remeasurement gains and losses recognized on intercompany loans.
As of March 31, 2015, U. S. Steel held euro forward sales contracts with a total notional value of approximately $316 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.
Additionally, U. S. Steel uses fixed-price forward physical purchase contracts to partially manage our exposure to price risk related to the purchases of natural gas and certain nonferrous metals used in the production process. During 2015 and 2014, the forward physical purchase contracts for natural gas and nonferrous metals qualified for the normal purchases and normal sales exemption described in ASC Topic 815 and were not subject to mark-to-market accounting.
The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel's consolidated financial statements as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014:

		Fair Value	Fair Value
(In millions)	Balance Sheet Location	March 31, 2015	December 31, 2014
Foreign exchange forward contracts	Accounts receivable	$49	$31
Foreign exchange forward contracts	Accounts payable	$1	$—

(In millions)	Statement of Operations Location	Amount of Gain	Amount of Gain
		Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Foreign exchange forward contracts	Other financial costs	$43	$—
In accordance with the guidance found in ASC Topic 820 on fair value measurements and disclosures, the fair value of our euro forward sales contracts was determined using Level 2 inputs, which are defined as "significant other observable" inputs. The inputs used are from market sources that aggregate data based upon market transactions.

12.    Debt

(In millions)	Interest Rates %	Maturity	March 31, 2015	December 31, 2014
2037 Senior Notes	6.65	2037	$350	$350
2022 Senior Notes	7.50	2022	400	400
2021 Senior Notes	6.875	2021	275	275
2020 Senior Notes	7.375	2020	600	600
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2019 Senior Convertible Notes(a)	2.75	2019	316	316
Environmental Revenue Bonds	5.38 - 6.88	2015 - 2042	549	549
Recovery Zone Facility Bonds	6.75	2040	70	70
Fairfield Caster Lease		2022	33	33
Other capital leases and all other obligations		2019	1	—
Amended Credit Agreement	Variable	2016	—	—
USSK Revolver	Variable	2016	—	—
USSK credit facilities	Variable	2015 - 2016	—	—
Total Debt			3,544	3,543
Less unamortized discount			42	45
Less short-term debt and long-term debt due within one year(a)			378	378
Long-term debt			$3,124	$3,120
(a) The 2019 Senior Convertible Notes were reclassified to current as a result of USSC's CCAA filing.
To the extent not otherwise discussed below, information concerning the Senior Notes, the Senior Convertible Notes and other listed obligations can be found in Note 15 of the audited financial statements in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Amended Credit Agreement
As of March 31, 2015, there were no amounts drawn on the $875 million credit facility agreement (Amended Credit Agreement) and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10 percent of the total aggregate commitments and $87.5 million. Since availability was greater than $87.5 million, compliance with the fixed charge coverage ratio covenant was not applicable.
Receivables Purchase Agreement
As of March 31, 2015, U. S. Steel has a Receivables Purchase Agreement (RPA) under which trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned, bankruptcy-remote, special purpose entity. As U. S. Steel accesses this facility, USSR sells senior undivided interests in the receivables to third parties, while maintaining a subordinated undivided interest in a portion of the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates.
At March 31, 2015 and December 31, 2014, eligible accounts receivable supported $502 million and $625 million of availability, respectively, under the RPA and there were no receivables sold to third-parties under this facility. The subordinated retained interest was $502 million and $625 million at March 31, 2015 and December 31, 2014, respectively. Availability under the RPA was $452 million at March 31, 2015 and $576 million at December 31, 2014, due to letters of credit outstanding of $50 million and $49 million, respectively.
USSR pays the third-parties a discount based on the third-parties’ borrowing costs plus incremental fees. We paid approximately $1 million for each of the three months ended March 31, 2015 and 2014, relating to fees on the RPA. These costs are included in other financial costs in the consolidated statement of operations.

Generally, the facility provides that as payments are collected from the sold accounts receivables, USSR may elect to have the third-parties reinvest the proceeds in new eligible accounts receivable. As there was no activity under this facility during the three months ended March 31, 2015 and 2014, there were no collections reinvested.
The eligible accounts receivable and receivables sold to third party conduits are summarized below:

(In millions)	March 31, 2015	December 31, 2014
Balance of accounts receivable-net, eligible for sale to third-parties	$782	$1,013
Accounts receivable sold to third-parties	—	—
Balance included in Receivables on the balance sheet of U. S. Steel	$782	$1,013
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
U. S. Steel Košice (USSK) credit facilities
At March 31, 2015, USSK had no borrowings under its €200 million (approximately $215 million) unsecured revolving credit facility (the USSK Credit Agreement). The USSK Credit Agreement contains certain USSK financial covenants (as further defined in the USSK Credit Agreement), including maximum Leverage, maximum Net Debt to Tangible Net Worth, and minimum Interest Cover ratios. The covenants are measured semi-annually for the period covering the last twelve calendar months. USSK may not draw on the USSK Credit Agreement if it does not comply with any of the financial covenants until the next measurement date. At March 31, 2015, USSK had full availability under the USSK Credit Agreement. The USSK Credit Agreement expires in July 2016.
At March 31, 2015, USSK had no borrowings under its €20 million and €10 million unsecured credit facilities (collectively approximately $31 million) and the availability was approximately $30 million due to approximately $1 million of customs and other guarantees outstanding.
Change in control event
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,891 million as of March 31, 2015 (including the Senior Notes and Senior Convertible Notes) may be declared immediately due and payable; (b) the Amended Credit Agreement, the RPA and the USSK Credit Agreement may be terminated and any amounts outstanding declared immediately due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield Works slab caster for $36 million or provide a letter of credit to secure the remaining obligation.

13.    Asset Retirement Obligations
U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs:

(In millions)	March 31, 2015		December 31, 2014
Balance at beginning of year	$48		$59
Additional obligations incurred	44	(a)	6
Obligations settled	—		(19)	(b)
Foreign currency translation effects	(1)		(2)
Accretion expense	1		4
Balance at end of period	$92		$48
(a) Additional AROs relate to the permanent closure of the coke production facilities at Gary Works and Granite City Works.
(b) Includes $16 million as a result of the deconsolidation of USSC as of the end of the day on September 15, 2014.
Certain AROs related to disposal costs of the majority of fixed assets at our integrated steel facilities have not been recorded because they have an indeterminate settlement date. These AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.
14.    Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, current accounts and notes receivable, investments and long-term receivables, accounts payable, bank checks outstanding, and accrued interest included in the consolidated balance sheet approximate fair value. See Note 11 for disclosure of U. S. Steel’s derivative instruments, which are accounted for at fair value on a recurring basis.
The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$3,648	$3,469	$3,740	$3,466
(a) Excludes capital lease obligations.
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

15.    Statement of Changes in Stockholders’ Equity

The following table reflects the first three months of 2015 and 2014 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Three Months Ended March 31, 2015 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,800	$1,862	$(1,441)	$151	$(396)	$3,623	$1
Comprehensive income (loss):
Net loss	(75)	(75)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	43		43
Currency translation adjustment	(103)		(103)
Employee stock plans	11				1	10
Dividends paid on common stock	(7)	(7)
Other	(1)	(1)
Balance at March 31, 2015	$3,668	$1,779	$(1,501)	$151	$(395)	$3,633	$1

Three Months Ended March 31, 2014 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,376	$1,789	$(1,752)	$151	$(480)	$3,667	$1
Comprehensive income (loss):
Net earnings	52	52
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	50		50
Currency translation adjustment	(2)		(2)
Employee stock plans	9				1	8
Dividends paid on common stock	(7)	(7)
Balance at March 31, 2014	$3,478	$1,834	$(1,704)	$151	$(479)	$3,675	$1

16.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions) (a)	Pension and Other Benefit Items		Foreign Currency Items	Other	Total
Balance at December 31, 2014	$(1,852)		$416	$(5)	$(1,441)
Other comprehensive (loss) income before reclassifications	(1)		(103)	(5)	(109)
Amounts reclassified from AOCI	44	(b)	—	5	49
Net current-period other comprehensive income	43		(103)	—	(60)
Balance at March 31, 2015	$(1,809)		$313	$(5)	$(1,501)
(a)All amounts are net of tax. Amounts in parentheses indicate decreases in AOCI.
(b)See table below for further details.

		Amount reclassified from AOCI
		Three Months Ended March 31,
(In millions) (a)	Details about AOCI components	2015	2014
	Amortization of pension and other benefit items
	Prior service costs (b)	$(2)	$(10)
	Actuarial losses (b)	(66)	(69)
	Settlement, termination and curtailment gains (b)	(3)	—
	Total before tax	(71)	(79)
	Tax benefit	27	28
	Net of tax	$(44)	$(51)
(a)Amounts in parentheses indicate decreases in AOCI.
(b)These AOCI components are included in the computation of net periodic benefit cost (see Note 5 for additional details).
17.    Transactions with Related Parties
Net sales to related parties and receivables from related parties primarily reflect sales of steel products to equity investees and USSC after the CCAA filing on September 16, 2014. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $326 million and $279 million for the three months ended March 31, 2015 and 2014, respectively.
Purchases from related parties for outside processing services provided by equity investees and steel products from USSC after the CCAA filing on September 16, 2014 amounted to $101 million and $15 million for the three months ended March 31, 2015 and 2014, respectively. Purchases of iron ore pellets from related parties amounted to $30 million and $54 million for the three months ended March 31, 2015 and 2014, respectively.
Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $86 million and $78 million at March 31, 2015 and December 31, 2014, respectively for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties, including USSC after the CCAA filing on September 16, 2014, totaled $49 million and $53 million at March 31, 2015 and December 31, 2014, respectively.

18. Restructuring and Other Charges

During the three months ended March 31, 2015, the Company recorded a charge of $153 million, which is reported in restructuring and other charges in the consolidated statement of operations, related to the permanent shutdown of the cokemaking operations at Gary Works and Granite City Works, within our Flat-Rolled segment. In addition to the write-down of assets, the charge also includes employee related costs, including costs for severance, supplemental unemployment benefits and continuation of health care benefits of $18 million and other shutdown costs, primarily environmental.

During the three months ended March 31, 2014, the Company recorded severance related charges of $2 million for headcount reductions within our Flat-Rolled segment related to our Canadian operations prior to the deconsolidation of USSC. Cash payments were made related to severance and exit costs of $4 million. Favorable adjustments for changes in estimates on restructuring reserves were made for $8 million.
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
The activity in the accrued balances incurred in relation to restructuring and other cost reduction programs during the three months ended March 31, 2015 were as follows:

	Employee Related	Exit		Asset
(in millions)	Costs	Costs		Impairments	Total
Balance at December 31, 2014	$5	$—		$—	$5

Additional charges	18	45	(a)	90	153
Cash payments/utilization	—	—		(90)	(90)
Other adjustments and reclassifications	—	—		—	—

Balance at March 31, 2015	$23	$45		$—	$68
(a) Primarily environmental costs.

Accrued liabilities for restructuring and other cost reduction programs are included in the following balance sheet lines:

(in millions)	March 31, 2015	December 31, 2014
Accounts payable	$28	$—
Payroll and benefits payable	23	5
Deferred credits and other noncurrent liabilities	17	—
Total	$68	$5

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
Asbestos matters – As of March 31, 2015, U. S. Steel was a defendant in approximately 900 active cases involving approximately 3,420 plaintiffs. The vast majority of these cases involve multiple defendants. At December 31, 2014, U. S. Steel was a defendant in approximately 880 active cases involving approximately 3,455 plaintiffs. About 2,540, or approximately 74 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the three months ended March 31, 2015, settlements and other dispositions resolved approximately 110 claims, and new case filings added approximately

75 claims. During 2014, settlements and other dispositions resolved approximately 190 cases, and new case filings added approximately 325 cases.
The following table shows the activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2012	3,235	190	285	3,330
December 31, 2013	3,330	250	240	3,320
December 31, 2014	3,320	190	325	3,455
March 31, 2015	3,455	110	75	3,420
Historically, asbestos-related claims against U. S. Steel fall into three major groups: (1) claims made by persons who allegedly were exposed to asbestos on the premises of U. S. Steel facilities; (2) claims made by persons allegedly exposed to products manufactured by U. S. Steel; and (3) claims made under certain federal and maritime laws by employees of former operations of U. S. Steel.
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

(In millions)	Three Months Ended March 31, 2015
Beginning of period	$212
Accruals for environmental remediation deemed probable and reasonably estimable	—
Obligations settled	(2)
End of period	$210
Accrued liabilities for remediation activities are included in the following consolidated balance sheet lines:

(In millions)	March 31, 2015	December 31, 2014
Accounts payable	$19	$19
Deferred credits and other noncurrent liabilities	191	193
Total	$210	$212
Expenses related to remediation are recorded in cost of sales and were insignificant for both three month periods ended March 31, 2015 and March 31, 2014. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 10 to 25 percent.

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

Projects with Ongoing Study and Scope Development – There are five environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are four Resource Conservation and Recovery Act (RCRA) programs—at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI) and the Fairless Plant—and a voluntary remediation program at the former steelmaking plant at Joliet, Illinois. As of March 31, 2015, accrued liabilities for these projects totaled $2 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $25 million to $40 million.
Significant Projects with Defined Scope – As of March 31, 2015, there are four significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $159 million. These projects are Gary RCRA (accrued liability of $38 million), the former Geneva facility (accrued liability of $64 million), the former Duluth facility St. Louis River Estuary (accrued liability of $50 million), and the Solid Waste Management Unit (SWMU) #4 at UPI (accrued liability of $7 million).
Other Projects – There are four other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at March 31, 2015 was $8 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.
The remaining environmental remediation projects had an accrued liability of less than $1 million. The total accrued liability for these projects at March 31, 2015 was $6 million. We do not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $28 million at March 31, 2015 and were based on known scopes of work.
Administrative and Legal Costs – As of March 31, 2015, U. S. Steel had an accrued liability of $7 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.
See Part II, "Item 1 – Legal Proceedings – Environmental Proceedings" for further details regarding U. S. Steel's environmental remediation at its various production facilities.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first three months of 2015 and 2014, such capital expenditures totaled $23 million and $11 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
CO2 Emissions – Current and potential regulation of greenhouse gas (GHG) emissions remains a significant issue for the steel industry, particularly for integrated steel producers such as U. S. Steel. The regulation of carbon dioxide (CO2) emissions has either become law or is being considered by legislative bodies of many nations, including countries where we have operating facilities. The European Union (EU) has established GHG regulations based upon national allocations and a cap and trade system. In the United States, the Environmental Protection Agency (EPA) has published rules for regulating GHG emissions for certain facilities (both new and existing). The U.S. Supreme Court has upheld the EPA's authority under the Clean Air Act (CAA) to regulate GHG emissions from new or modified stationary sources that are required to obtain pre-construction and operating permits for non-GHG regulated air pollutants, and federal courts are considering several suits that challenge the EPA's authority to regulate GHG emissions from other types of sources (including existing sources). Congress could take additional action to increase the regulation of GHG emissions.
The European Commission (EC) has created an Emissions Trading System (ETS) and starting in 2013, the ETS began to employ centralized allocation, rather than national allocation plans, that are more stringent than the previous requirements. The ETS also includes a cap designed to achieve an overall reduction of GHGs for the ETS sectors of 21% in 2020 compared to 2005 emissions and auctioning as the basic principle for allocating emissions allowances, with some transitional free allocation provided on the basis of benchmarks for manufacturing industries under risk of transferring their production to other countries with lesser constraints on GHG emissions, commonly referred to as carbon leakage. Manufacturing of sinter, coke oven products, basic iron and steel, ferro-alloys and cast iron tubes have all been recognized as exposing companies to a significant risk of carbon leakage, but the ETS is still expected to lead to additional costs for steel companies in Europe. The EU has imposed limitations under the ETS for the period 2013-2020 (Phase III) that are more stringent than those in the 2008-2012 period (NAP II), reducing the number of free allowances granted to companies to cover their CO2 emissions.
In September of 2013, the EC issued EU wide legislation further reducing the expected free allocation for Phase III by an average of approximately 12 percent. USSK's final allocation for the Phase III period that was approved by the EC in January 2014 is approximately 48 million allowances. Based on 2014 emission intensity levels and projected future production levels, and as a result of carryover allowances from the NAP II period, we do not currently anticipate the need to purchase credits until 2018, and we currently estimate a shortfall of 16 million allowances for the Phase III period. However, due to a number of variable factors such as the future market value of allowances, future production levels and future emission intensity levels, we cannot reliably estimate the full cost of complying with the ETS regulations at this time.
U. S. Steel entered into transactions to sell and swap a portion of our emission allowances and recognized a gain of $17 million during the three months ended March 31, 2014, reflected as a net gain on disposal of assets. There were no such similar transactions for the three months ended March 31, 2015.
On May 13, 2010, the EPA published its final Greenhouse Gas Tailoring Rule establishing a mechanism for regulating GHG emissions from facilities through the CAA’s Prevention of Significant Deterioration (PSD) permitting program. Under the Greenhouse Gas Tailoring Rule, as modified by the recent U.S. Supreme Court decision upholding the rule, new projects that increase GHG emissions by a significant amount (generally more than 75,000 tons of CO2 per year) are subject to the PSD requirements, including the installation of best available control technology (BACT), if the project also significantly increases emissions of at least one non-GHG pollutant. On January 8, 2014, the EPA published proposed New Source Performance Standards (NSPS) for GHG emissions from new electric generating units (EGUs). As a result of that rule, on June 18, 2014, the EPA also published proposed guidance under CAA Section 111(d) to regulate CO2 emissions from EGUs. Additionally, the EPA recently revised the National Ambient Air Quality Standards (NAAQS) for nitrogen oxide, sulfur dioxide, particulate matter, and lead, and in December 2014, proposed to lower the ozone NAAQS to a level within the range of 65 to 70 parts per billion (ppb).
It is impossible to estimate the timing or impact of these or other future government action on U. S. Steel, although it could be significant. Such impacts may include substantial capital expenditures, costs for emission allowances, restriction of production, and higher prices for coking coal, natural gas and electricity generated by carbon based systems.
EU Environmental Requirements – Slovakia adopted a new waste code in March 2015 that will become effective January 1, 2016. This legislation implements the EU Waste Framework Directive that strictly regulates waste disposal and encourages recycling, among other provisions, by increasing fees for waste disposed of in landfills, including privately owned industrial landfills. We are currently analyzing the legislation in order to estimate the potential financial impact on USSK's operations.

The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BAT) to reduce environmental impacts as well as compliance with BAT associated emission levels. This directive includes operational requirements for air emissions, wastewater discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Producers will be required to be in compliance with the iron and steel BAT by March 8, 2016, unless specific exceptions or extensions are granted by the Slovak environmental authority. We are currently evaluating the costs of complying with BAT, but our most recent broad estimate of likely capital expenditures is €80 million to €155 million (approximately $86 million to $167 million) over the 2015 to 2020 period. There are ongoing efforts to seek EU grants to fund a portion of these capital expenditures. The EU has various programs under which funds are allocated to member states to implement broad public policies, which are then awarded by the member states to public and private entities on a competitive basis. The total capital expenditures required for BAT compliance will depend upon, among other factors, the extent to which EU incentive grants are awarded for these projects. We also believe there will be increased operating costs, such as increased energy and maintenance costs, but we are currently unable to reliably estimate them.
Due to other EU legislation, we will be required to make changes to the boilers at our steam and power generation plant in order to comply with stricter air emission limits for large combustion plants. In January 2014, the operation of USSK's boilers was approved by the EC as part of Slovakia's Transitional National Plan (TNP) for bringing all boilers in Slovakia into compliance by no later than 2020. The TNP establishes parameters for determining the date by which specific boilers are required to reach compliance with the new air standards, which has been determined to be October 2017 for our boilers. The boiler projects have been approved by our Board of Directors and we are now in the execution phase. These projects will result in a reduction in electricity, operating, maintenance and waste disposal costs once completed. The current projected cost to reconstruct one existing boiler and build one new boiler to achieve compliance is approximately $170 million. Broad legislative changes were enacted by the Slovak Republic to extend the scope of support for renewable sources of energy, that are intended to allow USSK to participate in Slovakia's renewable energy incentive program once both boiler projects are completed.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $4 million at March 31, 2015.
EPA Region V Federal Lawsuit – On August 1, 2012, the EPA, joined by the States of Illinois, Indiana and Michigan, initiated an action in the Northern District of Indiana alleging various air regulatory violations at Gary Works, Granite City Works, and Great Lakes Works. The action contends that Gary Works failed to obtain the proper CAA pre-construction permit for a routine reline of its Blast Furnace No. 4 in 1990, and that the three facilities failed to meet certain operational, maintenance, opacity, and recordkeeping requirements. Civil penalties and injunctive relief is requested. U. S. Steel believes that the claims asserted in the action are not justified and are without legal foundation. The Court has dismissed all claims related to the Blast Furnace No. 4 reline. Fact discovery on the remaining claims is being conducted in three phases with discovery regarding Granite City Works and Great Lakes Works now complete. U. S. Steel will continue to vigorously defend against these claims. At this time, the potential outcome on the asserted claims is not reasonably estimable.
CCAA - On September 16, 2014 USSC commenced court-supervised restructuring proceedings under CCAA before the Ontario Superior Court of Justice. As part of the CCAA proceedings, U. S. Steel has submitted both secured and unsecured claims that have been verified by the court-appointed Monitor. As of March 31, 2015, the court-appointed Monitor has verified U. S. Steel's claims in the CCAA proceedings are approximately $1.8 billion. U. S. Steel's claims have been challenged by a number of interested parties which, if successful, could result in the reclassification of those claims and/or modifications to the values of those claims. U. S. Steel is contesting those challenges within the CCAA proceedings, the outcome of which can not be reasonably estimated at this time.
Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $12 million at March 31, 2015). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $165 million as of March 31, 2015, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by our RPA. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $48 million at March 31, 2015, of which approximately $1 million was classified as current, and $51 million at December 31, 2014, of which $1 million was classified as current. Restricted cash at March 31, 2015 also includes $4 million to fund certain capital projects at Granite City Works. The proceeds become unrestricted as capital expenditures for these projects are made.
Capital Commitments – At March 31, 2015, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $352 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2015	2016	2017	2018	2019	Later Years	Total
$588	$704	$558	$539	$286	$923	$3,598
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, and certain energy and utility services with terms ranging from two to 13 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply 90 percent to 105 percent of the expected annual capacity of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of March 31, 2015, a maximum default payment of approximately $232 million would apply if U. S. Steel terminates the agreement.
Total payments relating to unconditional purchase obligations were $111 million and $134 million for the three months ended March 31, 2015 and 2014, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

During the first quarter of 2015, the Company adjusted its operating footprint by temporarily reducing its production levels within its Flat-Rolled and Tubular segments as well as permanently shutting down certain of its coke production facilities. Management may continue to further adjust the Company's operations in 2015. Customer order rates for our products, market demand, economic conditions as well as import levels will determine the size and duration of these adjustments.
The consolidated results for the three months ended March 31, 2015 do not reflect the results of U. S. Steel Canada (USSC) due to USSC’s filing for creditor protection pursuant to Canada’s Companies’ Creditors Arrangement Act (CCAA) on September 16, 2014. The consolidated statement of operations, consolidated statement of comprehensive income (loss) and consolidated statement of cash flows for the three months ended March 31, 2014 include the results for USSC.
Net sales by segment for the three months ended March 31, 2015 and 2014 are set forth in the following table:

	Three Months Ended March 31,
(Dollars in millions, excluding intersegment sales)	2015	2014	% Change
Flat-Rolled Products (Flat-Rolled)	$2,194	$3,027	(28)%
U. S. Steel Europe (USSE)	691	759	(9)%
Tubular Products (Tubular)	371	643	(42)%
Total sales from reportable segments	3,256	4,429	(26)%
Other Businesses	16	19	(16)%
Net sales	$3,272	$4,448	(26)%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended March 31, 2015 versus the three months ended March 31, 2014 is set forth in the following table:
Three Months Ended March 31, 2015 versus Three Months Ended March 31, 2014

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-Rolled	(24)%	—%	—%	—%	(4)%	(28)%
USSE	22%	(10)%	(1)%	(20)%	—%	(9)%
Tubular	(46)%	4%	2%	—%	(2)%	(42)%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
Net sales were $3,272 million in the three months ended March 31, 2015, compared with $4,448 million in the same period last year. The decrease in sales for the Flat-Rolled segment primarily reflected a decrease in shipments (decrease of 1,057 thousand net tons) as a result of market conditions and the deconsolidation of USSC (represents 559 thousand net tons of the total decrease). The decrease in sales for the USSE segment was primarily due to the strengthening of the U.S. dollar versus the euro in the three months ended March 31, 2015 as compared to the same period in 2014 (decrease in average exchange rate of 0.24) and lower average realized euro-based prices (decrease of €47 per net ton) partially offset by higher shipments (increase of 233 thousand net tons). The decrease in sales for the Tubular segment primarily reflected lower shipments (decrease of 199 thousand net tons) as a result of reduced drilling activity caused by low crude oil prices and continued high import levels partially offset by higher average realized prices (increase of $158 per net ton).

Pension and other benefits costs
Pension and other benefit costs are reflected in our cost of sales and selling, general and administrative expense line items in the consolidated statements of operations.
Defined benefit and multiemployer pension plan costs totaled $71 million in the three months ended March 31, 2015, compared to $84 million in the three months ended March 31, 2014. The $13 million decrease is primarily due to the natural maturation of our pension plans, partially offset by a lower discount rate and expected return on assets assumptions.
Costs related to defined contribution plans totaled $11 million in the three months ended March 31, 2015, compared to $12 million in the three months ended March 31, 2014.
Other benefit costs totaled $(9) million in the three months ended March 31, 2015, compared to $3 million in the three months ended March 31, 2014. The $12 million decrease is primarily due to the deconsolidation of USSC.
Net periodic pension cost, including multiemployer plans, is expected to total approximately $275 million in 2015. Total other benefits costs in 2015 are expected to be a benefit of approximately $(35) million. The pension cost projection includes approximately $75 million of contributions to the Steelworkers Pension Trust.

A sensitivity analysis of the projected incremental effect of a hypothetical one percentage point change in the significant inputs used in the calculation of pension and other benefits net periodic benefit costs is provided in the following table:

	Hypothetical Rate Increase (Decrease)
(Dollars in millions)	1%	(1)%
Expected return on plan assets
Incremental (decrease) increase in:
Net periodic pension cost	$(77)	$77
Discount rate
Incremental (decrease) increase in:
Net periodic pension & other benefits costs	$(35)	$56
Health care cost escalation trend rates
Incremental increase (decrease) in:
Service and interest cost components for 2015	$5	$(4)
Non-retirement postemployment benefits
U. S. Steel incurred costs of approximately $14 million for the three months ended March 31, 2015 related to employee costs for supplemental unemployment benefits and the continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others. Payments for these benefits during the three months ended March 31, 2015 were insignificant. There were no significant costs incurred during the three months ended March 31, 2014.
Selling, general and administrative expenses
Selling, general and administrative expenses were $102 million in the three months ended March 31, 2015, compared to $138 million in the three months ended March 31, 2014. The decrease is primarily related to lower pension and other benefits costs as discussed above.

Restructuring and Other Charges
During the three months ended March 31, 2015, the Company recorded a charge of $153 million, which is reported in restructuring and other charges in the consolidated statement of operations, related to the permanent shutdown of the cokemaking operations at Gary Works and Granite City Works, within our Flat-Rolled segment. In addition to the write-down of assets, the charge also includes employee related costs, including costs for severance, supplemental unemployment benefits (SUB) and continuation of health care benefits of $18 million and other shutdown costs, primarily environmental.
During the three months ended March 31, 2014, the Company recorded severance related charges of $2 million for headcount reductions within our Flat-Rolled segment related to our Canadian operations prior to the deconsolidation of USSC. Cash payments were made related to severance and exit costs of $4 million. Favorable adjustments for changes in estimates on restructuring reserves were made for $8 million.
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
Management believes its actions with regard to the Company’s operations will have a positive impact on the Company’s annual cash flows of approximately $125 million to $150 million over the course of subsequent annual periods as a result of decreased payroll and benefits costs, capital savings and other idle facility costs. Also, the actions will result in other non-cash savings of approximately $90 million, primarily related to reduced depreciation expense in future periods. Additionally, management does not believe there will be any significant impacts related to the Company’s revenues as a result of these actions.

Earnings before interest and income taxes (EBIT) by segment for the three months ended March 31, 2015 and 2014 is set forth in the following table:

	Three Months Ended March 31,		% Change
(Dollars in millions)	2015	2014
Flat-Rolled	$(67)	$85	NM
USSE	37	32	16%
Tubular	1	24	(96)%
Total earnings from reportable segments	(29)	141	NM
Other Businesses	8	13	(38)%
Segment EBIT	(21)	154	NM
Items not allocated to segments:
Postretirement benefit expense	(13)	(32)	(59)%
Other items not allocated to segments:
Loss on shutdown of coke production facilities	(153)	—	100%
Total EBIT	$(187)	$122	(100)%
Segment results for Flat-Rolled

	Three Months Ended March 31,			% Change
	2015	2014
Earnings before interest and taxes ($ millions)	$(67)	$85		NM
Gross margin	4%	9%		(5)%
Raw steel production (mnt)	2,868	4,491		(36)%
Capability utilization	60%	83%		(23)%
Steel shipments (mnt)	2,617	3,674		(29)%
Average realized steel price per ton	$768	$761	(a)	1%
(a) Average realized steel price per ton excluding USSC was $774 for the three months ended March 31, 2014.
The decrease in Flat-Rolled results for the three months ended March 31, 2015 compared to the same period in 2014 resulted from higher repairs and maintenance and other operating costs (approximately $115 million), lower shipment volumes (approximately $75 million), lower average realized prices excluding USSC, see footnote (a) to the table above,(approximately $60 million), and lower steel substrate sales to our Tubular segment (approximately $40 million). These changes were partially offset by lower raw materials costs (approximately $70 million), lower energy costs (approximately $55 million), and lower costs for profit-based payments (approximately $20 million).

Segment results for USSE

	Three Months Ended March 31,		% Change
	2015	2014
Earnings before interest and taxes ($ millions)	$37	$32	16%
Gross margin	11%	8%	3%
Raw steel production (mnt)	1,283	1,141	12%
Capability utilization	104%	93%	11%
Steel shipments (mnt)	1,264	1,031	23%
Average realized steel price per ton	$530	$710	(25)%
The increase in USSE results for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to lower raw materials costs (approximately $100 million) and higher shipment volumes (approximately $20 million). These changes were partially offset by lower average realized euro-based prices (approximately $65 million) and the strengthening of the U.S. dollar versus the euro in the three months ended March 31, 2015 as compared to the same period in 2014 (approximately $45 million).
Segment results for Tubular

	Three Months Ended March 31,		% Change
	2015	2014
Earnings before interest and taxes ($ millions)	$1	$24	(96)%
Gross margin	7%	7%	—%
Steel shipments (mnt)	220	419	(47)%
Average realized steel price per ton	$1,637	$1,479	11%
The decrease in Tubular results for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily due to decreased shipment volumes (approximately $40 million) and increased repairs and maintenance and other operating costs (approximately $15 million), partially offset by an increase in average realized prices (approximately $25 million).
Results for Other Businesses
Other Businesses had income of $8 million in the three months ended March 31, 2015, compared to income of $13 million in the three months ended March 31, 2014.
Items not allocated to segments
The decrease in postretirement benefit expense in the three months ended March 31, 2015 as compared to the same period in 2014 resulted from lower pension and retiree medical expenses as a result of the natural maturation of our pension plans and better claims cost experience, partially offset by a lower discount rate.
We recorded a $153 million loss on shutdown of coke production facilities as a result of the permanent closure of our Gary Works and Granite City Works coke facilities.

Net interest and other financial costs

	Three Months Ended March 31,		% Change
(Dollars in millions)	2015	2014
Interest expense	$51	$61	(16)%
Interest income	—	(1)	(100)%
Other financial costs	11	9	22%
Total net interest and other financial costs	$62	$69	(10)%
The decrease in net interest and other financial costs in the three months ended March 31, 2015 as compared to the same period last year is primarily related to the deconsolidation of the Province Note and the redemption of the 4.00% Senior Convertible Notes due May 15, 2014.
The income tax benefit was $174 million in the three months ended March 31, 2015 compared to a provision of $1 million in the three months ended March 31, 2014. The tax provision reflects a benefit for percentage depletion in excess of cost depletion for iron ore that we produce and consume or sell. The tax provision does not reflect any tax benefit for pretax losses in Canada, prior to the deconsolidation on September 16, 2014, which is a jurisdiction where we had recorded a full valuation allowance on deferred tax assets. Included in the tax provision in the first three months of 2015 is a net tax benefit of $31 million relating to the adjustment of certain tax reserves.
The net domestic deferred tax asset was $557 million at March 31, 2015 compared to $318 million at December 31, 2014. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. We continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.
At March 31, 2015, the net foreign deferred tax asset was $14 million, net of an established valuation allowance of $5 million. At December 31, 2014, the net foreign deferred tax asset was $29 million, net of an established valuation allowance of $5 million. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro.
For further information on income taxes see Note 8 to the Consolidated Financial Statements.
Net loss attributable to United States Steel Corporation was $75 million in the three months ended March 31, 2015, compared to net earnings of $52 million in the three months ended March 31, 2014. The changes primarily reflect the factors discussed above.
BALANCE SHEET
Accounts receivable decreased by $294 million from year-end 2014. Sales in the latter part of a quarter typically represent the majority of the receivables as of the end of the quarter. The decrease in receivables primarily reflected decreased average realized prices and lower shipment volumes.
Property, plant and equipment, net, decreased by $220 million from year-end 2014 primarily due to fixed asset impairments related to the shutdown of coke facilities at Gary Works and Granite City Works.
Total deferred income tax benefits decreased by $70 million from year-end 2014 primarily due to the deductibility of payments for employee related liabilities.
Accounts payable and other accrued liabilities decreased by $164 million from year-end 2014 primarily as a result of decreased production levels in the first quarter 2015 as compared to the fourth quarter of 2014.
Payroll and benefits payable decreased by $147 million from year-end 2014 primarily as a result of profit-based payments related to 2014 financial performance partially offset by the absence of profit-based liabilities as of March 31, 2015.
Deferred income tax liabilities decreased by $294 million from year-end 2014 primarily due to a decrease in forecasted net operating losses that were expected to be utilized in 2015 and foreign currency translation adjustments.

CASH FLOW
Net cash provided by operating activities was $136 million for the three months ended March 31, 2015 compared to $570 million in the same period last year. The decrease is primarily due to lower financial results and changes in working capital period over period.
Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.
Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the three months and twelve months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2015	2014	2015	2014
Accounts Receivable Turnover	1.8	2.1	8.5	7.7
Inventory Turnover	1.2	1.6	6.0	6.7
Capital expenditures for the three months ended March 31, 2015, were $172 million, compared with $90 million in the same period in 2014. Flat-Rolled capital expenditures were $132 million and included spending for the ongoing implementation of an enterprise resource planning (ERP) system, the Granite City Works Steel Shop Tap and Charging Emission Control System, a blast furnace reline at Mon Valley Works, blast furnace maintenance at Granite City and Great Lakes Works and various other infrastructure, environmental and strategic projects. Tubular capital expenditures of $16 million related to the new EAF and coupling facilities as well as various other infrastructure and strategic capital projects. USSE capital expenditures of $21 million consisted of spending for infrastructure and environmental projects.
U. S. Steel’s contractual commitments to acquire property, plant and equipment at March 31, 2015, totaled $352 million.
Capital expenditures for 2015 are expected to total approximately $550 million and remain focused largely on strategic, infrastructure and environmental projects.
We are continuing our efforts to implement an ERP system to replace our existing information technology systems, which will enable us to operate more efficiently. The completion of the ERP project is expected to provide further opportunities to streamline, standardize and centralize business processes in order to maximize cost effectiveness, efficiency and control across our global operations. We implemented our ERP system at Mon Valley Works in 2012, Gary Works in 2013 and Granite City Works and Great Lakes Works in 2014. We plan to implement our ERP system at certain tubular locations in 2015. We are also currently developing projects within our Flat-Rolled, USSE and Tubular segments, such as facility enhancements, advanced high strength steels and additional premium connections that will further improve our ability to support our customers’ evolving needs and increase our value added product capabilities.
With reduced pricing for iron-ore, management is considering its options with respect to the Company's iron-ore position in the United States. The Company is also exploring opportunities related to the availability of reasonably priced natural gas as an alternative to coke in the iron reduction process to improve our cost competitiveness, while reducing our dependence on coal and coke. We are examining alternative iron and steelmaking technologies such as gas-based, direct-reduced iron (DRI) and electric arc furnace (EAF) steelmaking. We have received the necessary authorizations from the Jefferson County Department of Health and the Alabama Department of Environmental Management. Construction of the EAF will begin in the second quarter of 2015, with construction expected to be complete in the third quarter of 2016.
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
Disposal of assets in the first three months of 2014 primarily reflects cash proceeds from transactions to sell and swap a portion of the emissions allowances at USSK.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes U. S. Steel’s liquidity as of March 31, 2015:

(Dollars in millions)
	Cash and cash equivalents	$1,266
	Amount available under $875 Million Credit Facility	875
	Amount available under Receivables Purchase Agreement	452
	Amount available under USSK credit facilities	246
	Total estimated liquidity	$2,839
As of March 31, 2015, $387 million of the total cash and cash equivalents was held by our foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.
As of March 31, 2015, there were no amounts drawn under our $875 million credit facility agreement (Amended Credit Agreement) and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10 percent of the total aggregate commitments and $87.5 million. Since availability was greater than $87.5 million, compliance with the fixed charge coverage ratio covenant was not applicable.
U. S. Steel has a Receivables Purchase Agreement (RPA) that provides liquidity and letters of credit depending upon the number of eligible domestic receivables generated by U. S. Steel. Domestic trade accounts receivables are sold, on a daily basis, without recourse, to U. S. Steel Receivables, LLC (USSR), a consolidated wholly owned special purpose entity. As U. S. Steel accesses this facility, USSR sells senior undivided interests in the receivables to third parties, while maintaining a subordinated undivided interest in a portion of the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates.
The RPA may be terminated on the occurrence and failure to cure certain events, including, among others, failure by U. S. Steel to make payments under our material debt obligations and any failure to maintain certain ratios related to the collectability of the receivables. The maximum amount of receivables eligible for sale is $625 million and the facility expires in July 2016. At March 31, 2015, eligible accounts receivable supported $502 million of availability under the RPA, and there were no receivables sold to third-parties under this facility. The subordinated retained interest at March 31, 2015 was $502 million with availability of $452 million due to approximately $50 million of letters of credit outstanding. On April 28, 2015, the subordinated retained interest was $416 million with availability of $366 million due to approximately $50 million of letters of credit outstanding. The availability under the RPA can be less than the total commitment amount depending on the amount of eligible receivables supporting the agreement.
At March 31, 2015, USSK had no borrowings under its €200 million (approximately $215 million) unsecured revolving credit facility (the USSK Credit Agreement). The USSK Credit Agreement contains certain USSK financial covenants (as further defined in the USSK Credit Agreement) as well as other customary terms and conditions. At March 31, 2015, USSK had full availability under the USSK Credit Agreement. The USSK Credit Agreement expires in July 2016.
USSK also has a €20 million unsecured revolving credit facility that expires in December 2015 and a €10 million unsecured credit facility that expires in December 2016. At March 31, 2015, USSK had no borrowings under its €20 million and €10 million unsecured credit facilities (collectively approximately $31 million) and the availability was approximately $30 million due to approximately $1 million of outstanding customs and other guarantees.
In conjunction with the filing for CCAA protection, on September 16, 2014, U. S. Steel entered into a Debtor-in-Possession (DIP) credit facility with USSC, that was approved by the Ontario Superior Court of Justice on October 8, 2014, and provides for borrowings under the facility of a maximum commitment of C$185 million (approximately $146 million). At March 31, 2015, there were no amounts drawn under the DIP facility.
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
We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $165 million of liquidity sources for financial assurance purposes as of March 31, 2015. Increases in these commitments which use collateral are reflected in restricted cash on the consolidated statement of cash flows.
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,891 million as of March 31, 2015 (including the Senior Notes and Senior Convertible Notes) may be declared immediately due and payable; (b) the Amended Credit Agreement, the RPA and the USSK Credit Agreement may be terminated and any amounts outstanding declared immediately due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield slab caster for $36 million or provide a cash collateralized letter of credit to secure the remaining obligation.
The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $4 million at March 31, 2015. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.
Our major cash requirements in 2015 are expected to be for capital expenditures, employee benefits, and operating costs, including purchases of raw materials. We finished the first quarter of 2015 with $1,266 million of cash and cash equivalents and $2.8 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.
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
Environmental Matters, Litigation and Contingencies
U. S. Steel has incurred and will continue to incur substantial capital, operating, and maintenance and remediation expenditures as a result of environmental laws and regulations, related to release of hazardous materials, which in recent years have been mainly for process changes to meet Clean Air Act (CAA) obligations and similar obligations in Europe. Future compliance with carbon dioxide (CO2) emission requirements may include substantial costs for emission allowances, restriction of production and higher prices for coking coal, natural gas and electricity generated by carbon based systems. Because we cannot predict what requirements ultimately will be imposed in the U.S. and Europe, it is difficult to estimate the likely impact on U. S. Steel, but it could be substantial. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of U. S. Steel's products and services, operating results will be reduced. U. S. Steel believes that our major North American and many European integrated steel competitors are confronted with substantially similar conditions and thus does not believe that its relative position with regard to such competitors will be materially affected by the impact of environmental laws and regulations. However, if the final requirements do not recognize the fact that the integrated steel process involves a series of chemical reactions involving carbon that create CO2 emissions, our competitive position relative to mini-mills will be adversely impacted. Our competitive position compared to producers in developing nations such as China, Russia, Ukraine and India, will be harmed unless such nations require commensurate reductions in CO2 emissions. Competing materials such as plastics may not be similarly impacted. The specific impact on each competitor will vary depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to former and present operating locations and disposal of environmentally sensitive materials. Many of our competitors, including North American producers, or their successors, that have been the subject of bankruptcy relief have no or substantially lower liabilities for such environmental remediation matters.
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
USSK is subject to the environmental laws of Slovakia and the European Union (EU). An EU law commonly known as Registration, Evaluation, Authorization and Restriction of Chemicals, Regulation 1907/2006 (REACH) requires the registration of certain substances produced in or imported into the EU, and applying for authorization to continue use where replacement of certain substances is not possible or feasible. In some cases replacements for substances currently used in our operations will have to be implemented. We are also beginning the process of seeking authorization for continued use of these substances until viable alternatives can be proved and implemented. Although USSK is currently compliant with REACH, efforts to remain compliant will require capital investment and increased operational costs. We cannot reliably estimate the potential cost of complying with these measures at this time. For further discussion of laws applicable in Slovakia and the EU and their impact on USSK, see Note 19 to the Consolidated Financial Statements, "Contingencies and Commitments – Environmental Matters – European Union (EU) Environmental Requirements."
A Memorandum of Understanding (MOU) was signed in March of 2013 between U. S. Steel and the government of Slovakia. The MOU outlines areas in which the government and U. S. Steel will work together to help create a more competitive environment and conditions for USSK. Incentives the government of Slovakia agreed to provide include potential participation in a renewable energy program that provides the opportunity to reduce electricity costs, as well as the potential for government grants and other support concerning investments in environmental control technology that may be required under the recently adopted EU requirements to implement best available technique (BAT) to reduce environmental impacts. Although there are many conditions and uncertainties regarding the grants, including matters controlled by the EU, the value of these incentives as stated in the MOU could be as much as €75 million. U. S. Steel also agreed to pay the government of Slovakia specified declining amounts should U. S. Steel sell USSK within five years of the date of the MOU. We continue to work closely with the government of Slovakia to monitor the progress of the respective commitments and to achieve the incentives described in the MOU.
New and Emerging Environmental Regulations
The current and potential regulation of greenhouse gas (GHG) emissions remains a significant issue for the steel industry, particularly for integrated steel producers such as U. S. Steel, but also increasingly for electric arc furnace (EAF) producers due to regulatory actions impacting the power generation sector. The EPA has classified GHGs, such as CO2, as harmful gases. Under this premise, it has implemented a GHG emission monitoring and reporting requirement for all facilities emitting 25,000 metric tons or more per year of CO2, as well as equivalent CO2 quantities of methane and nitrous oxide. Consistent with prior years' reporting, 14 U. S. Steel facilities submitted reports including Gary Works, East Chicago Tin, Midwest Plant, Clairton Plant, Edgar Thomson Plant, Irvin Plant, Fairless Plant, Fairfield Sheet, Fairfield Tubular, Granite City Works, Great Lakes Works, Lorain Tubular, Minntac and Keetac. Lone Star Tubular is the only significant operation not required to report because its emissions were well below the 25,000 ton reporting threshold.
On January 8, 2014, the EPA re-proposed its New Source Performance Standards (NSPS) for GHG emissions from new electric generating units (EGUs). The re-proposed NSPS impose separate intensity-based GHG limits for new coal fired and new natural gas fired power EGUs. Although the re-proposed NSPS would affect only new EGUs, the potential impacts of the rule’s issuance extend beyond new sources, because the EPA has taken the position that it is obligated under Section 111(d) of the CAA to promulgate guidelines for existing sources within a category when it promulgates GHG standards for new sources. Accordingly, in June 2014, the EPA proposed guidance for regulating GHGs from existing fossil fueled EGUs that imposes a two-part goal structure for existing power generation in each state. The structure is composed of an interim goal for states to meet on average over the ten-year period from 2020-2029, and a final goal that a state must meet at the end of that period in 2030 and thereafter. The final goal is to achieve a 30 percent reduction of GHG emissions by 2030 from 2005 levels. States are said to be given flexibility in terms of how to achieve their goal and what measures to implement, but must submit plans no later than June 30, 2016. The impact these rules will have on the supply and cost of electricity to industrial consumers, especially the energy intensive industries, is being evaluated. We believe there will be increased operating costs, such as increased energy and maintenance costs, but we are currently unable to reliably estimate them.
The EU has established GHG regulations for the EU member states. International negotiations to supplement and eventually replace the 1997 Kyoto Protocol are ongoing. The next round of negotiations will take place in 2015. In October 2014, the European Council approved 2030 goals in the areas of GHG reduction, energy efficiency and the use of renewable resources. Those targets are expected to transfer into legislation by 2020. Until the full details of the program are made known through specific enacting legislation, we cannot forecast the costs and benefits which might result from the program.

In September 2011, the EPA sent domestic integrated steel facilities, including U. S. Steel, an Information Collection Request for future rulemaking activities pursuant to the Clean Air Act (CAA). U. S. Steel responded to the request, and EPA is currently performing a risk and technology review of the Iron and Steel Maximum Achievable Control Technology (MACT). U. S. Steel and other integrated steel companies are in communication with the EPA on the review. Additionally, the EPA is required, pursuant to a court ordered settlement, to conduct a risk and technology review of the Coke Pushing, Quenching, and Battery Stack MACT. U. S. Steel is anticipating a forthcoming Information Collection Request from EPA. At this time, the operational and financial impact of the Iron and Steel MACT or Coke MACT review cannot be quantified.
The European Commission (EC) has created an Emissions Trading System (ETS) and, since 2013, the ETS has been employing centralized allocation rather than national allocation plans, which are more stringent than the previous requirements. The ETS also includes a cap designed to achieve an overall reduction of GHGs for the ETS sectors of 21 percent in 2020 compared to 2005 emissions, and auctioning as the basic principle for allocating emissions allowances.
U. S. Steel entered into transactions to sell and swap a portion of our emissions allowances and recognized a gain of $17 million during the three months ended March 31, 2014. There were no such similar transactions for the three months ended March 31, 2015 .
For further discussion of the ETS and related EU legislation, see Note 19 to the Consolidated Financial Statements, "Contingencies and Commitments – Environmental Matters – CO2 Emissions."
In June 2010, the EPA set a new National Ambient Air Quality Standard (NAAQS) for sulfur dioxide (SO2). Subsequently, the Great Lakes Works and Mon Valley Works facilities were deemed to be located in non-attainment areas for the SO2 NAAQS. The non-attainment designation will require the facilities to implement operational and/or capital requirements to demonstrate attainment with the 2010 standard. The EPA will determine SO2 NAAQS attainment designations for the remainder of U. S. Steel facilities at a future date. At this time, the operational and financial impact of the SO2 NAAQS cannot be quantified.

Environmental Remediation
Claims under CERCLA and related state laws have been raised with respect to the cleanup of various waste disposal and other sites. Under CERCLA, potentially responsible parties (PRPs) for a site include current owners and operators, past owners and operators at the time of disposal, persons who arranged for disposal of a hazardous substance at a site, and persons who transported a hazardous substance to a site. CERCLA imposes strict and joint and several liabilities. Because of various factors, including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques, and the amount of damages and cleanup costs and the time period during which such costs may be incurred, we are unable to reasonably estimate U. S. Steel’s ultimate liabilities under CERCLA and analogous state laws.

At March 31, 2015, U. S. Steel had been identified as a PRP at a total of 9 CERCLA sites where liability is not resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs will be between $100,000 and $1 million for 7 sites, between $1 million and $5 million for one site and over $5 million for one site.

In addition to the foregoing matters, there are 6 sites related to U. S. Steel where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but where sufficient information is not presently available to confirm the existence of liability or to make any judgment as to the amount thereof.
For further discussion of relevant environmental matters, see "Part II. Other information – Item 1. Legal Proceedings – Environmental Proceedings."
During the first three months of 2015, U. S. Steel recorded a net decrease of $2 million to our accrual balance for environmental matters for U.S. and international facilities. The total accrual for such liabilities at March 31, 2015 was $210 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in Note 13 to the Consolidated Financial Statements.

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
OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any new material off-balance sheet arrangements during the first quarter of 2015.

OUTLOOK
We are currently operating in the face of extremely difficult conditions, particularly in North America. We have made significant progress during our Carnegie Way transformation on improving our business model, including cost structure improvements, which will enable us to increase our earnings power across all market conditions.
The headwinds we faced entering 2015 have intensified. Spot prices for flat-rolled products have decreased at an accelerated pace reaching levels well below market expectations at the beginning of the year and imports have remained at historically high levels, both negatively impacting our flat-rolled order rates. The pace and magnitude of the drop in both oil prices and drilling rig counts have resulted in decreased steel demand for both finished tubular products and substrate supplied by our Flat-Rolled segment for the production of tubular products. Lower order rates for both flat-rolled and tubular products have resulted in lower utilization rates and increased operational inefficiencies at all of our U.S. facilities.
We expect lower overall steel consumption levels to unfavorably impact the timing of a rebalance of supply chain inventory levels in both the flat-rolled and tubular markets we serve; however, we expect market conditions to improve during the second half of 2015, which will have a positive impact on our Flat-Rolled segment as inventory destocking nears completion. We have taken aggressive actions to reduce costs and adjust our operating levels in the near term but cannot fully offset these increased headwinds. We remain focused on meeting both the current and future needs of our customers by providing innovative and value enhancing solutions, as well as on the Carnegie Way transformation.
Based on all of the factors described above, we expect full-year 2015 adjusted EBIT to be between $115 million and $315 million, or full-year 2015 adjusted earnings before interest, income taxes, depreciation and amortization (EBITDA) of between $700 million and $900 million.
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
However, on August 11, 2014, the DOC entered an amended final determination in the Saudi Arabia investigation and revised the margin for Saudi Arabia to be less than 2 percent ad valorem. As a result of the final and amended final determinations, the DOC will "suspend liquidation" and require cash deposits of AD and/or CVD duties for imports of OCTG from those producers and exporters with dumping margins and/or subsidy rates equal to or greater than 2 percent ad valorem.
On August 22, 2014, the U.S. International Trade Commission (ITC) voted that imports from India, South Korea, Taiwan, Turkey, Ukraine, and Vietnam caused injury to the domestic industry, but did not find injury with regards to imports from the Philippines or Thailand.
On September 10, 2014, the DOC issued AD orders against India, South Korea, Taiwan, Turkey, Ukraine, and Vietnam and CVD orders against India and Turkey. While the duties mentioned above cover 90 percent of the unfairly traded imports entering the U.S. markets in 2013, U. S. Steel will continue its efforts to ensure that all OCTG imports are fairly traded. As such, U. S. Steel filed an appeal to the Court of International Trade (CIT) regarding the DOC's de minimis determination on Saudi Arabian OCTG imports, as well as appeals to the ITC's negligibility finding for Thailand and the Philippines. Additionally, the respondents have filed appeals to the CIT in the OCTG case. At present, there are 26 separate appeals filed at the CIT from the OCTG determinations. At the end of 2014, South Korea filed a separate action with the World Trade Organization challenging the OCTG ruling. While U. S. Steel strongly believes that all of the imports in question were traded unfairly, and that relief is fully justified under United States law, the outcome of the appeals remains uncertain.

AD and CVD orders are generally subject to "sunset" reviews every five years and U. S. Steel actively participates in such review proceedings. In May 2014, the United States government completed the five-year sunset review of the AD and CVD orders on welded line pipe from China. The United States government decided to maintain AD and CVD orders on the welded pipe from China. In January 2014, the United States government completed five-year sunset reviews of: (i) AD orders on hot-rolled steel from China, Taiwan, and Ukraine; and (ii) AD and CVD orders on hot-rolled steel from India, Indonesia and Thailand. In each of those reviews, the AD and CVD orders were kept in place. In January 2015, the United States government initiated the five-year sunset review of the AD and CVD orders on OCTG from China. On March 6, 2015, the ITC voted to conduct an expedited review, and on April 7, 2015, the DOC made its final determination that revocation of the order would be likely to lead to the continuation or recurrence of dumping and the continuation or recurrence of the use of countervailable subsidies. On April 28, 2015, the ITC commissioners voted six to zero in the affirmative to continue the AD and CVD orders on OCTG from China. As a result, AD rates ranging from 32.1 percent to 172.5 percent, and CVD rates ranging from 20.9 percent to 26.2 percent will continue to be imposed against imports of OCTG from China. The AD and CVD orders will remain in place for an additional five years. U. S. Steel will continue to aggressively pursue the retention of the AD and CVD orders on OCTG from China.

In 1999, the United States entered into an agreement with Russia suspending 1998 AD orders covering hot-rolled steel coil. In 2014, a surge of over 900,000 tons of Russian hot-rolled steel coil was imported into the U. S. market at average unit values significantly below steel produced in the United States. U. S. Steel and other domestic steel producers supported the termination of the Russian Suspension Agreement. On October 17, 2014, the DOC notified the Russian Economy Ministry that the United States would terminate the 1999 Hot-rolled Steel Suspension Agreement in 60 days. On December 16, 2014, duties of 73.59 percent for Severstal and 184.56 percent for all other Russian producers and exporters went into effect. Although this may have a positive impact to U. S. Steel in North America, it may adversely affect USSE as Russia is now trying to move more into the European market, and we may potentially see an increase in imports into the EU and surrounding countries.

On January 28, 2015, the Turkish Ministry of Economy launched an anti-dumping probe on imports of hot-rolled steel coils from China, Japan, France, Russia, Ukraine, Romania, and Slovakia, which implicates exports from USSK. While U. S. Steel strongly believes that imports of hot-rolled steel coils from Slovakia did not injure the domestic hot-rolled steel coil producers in Turkey, the outcome of the probe remains uncertain.

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
There were no material changes in U. S. Steel's exposure to market risk from December 31, 2014.

Item 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2015. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION
SUPPLEMENTAL STATISTICS (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
SEGMENT EARNINGS (LOSS) BEFORE INTEREST AND INCOME TAXES:
Flat-Rolled	$(67)	$85
U. S. Steel Europe	37	32
Tubular	1	24
Total reportable segments	(29)	141
Other Businesses	8	13
Items not allocated to segments:
Postretirement benefit expense	(13)	(32)
Other items not allocated to segments:
Loss on shutdown of coke production facilities	(153)	—
Total (loss) earnings before interest and income taxes	$(187)	$122
CAPITAL EXPENDITURES
Flat-Rolled	$132	$55
U. S. Steel Europe	21	18
Tubular	16	16
Other Businesses	3	1
Total (a)	$172	$90
OPERATING STATISTICS
Average realized price: ($/net ton) (b)
Flat-Rolled	$768	$761
Flat-Rolled U.S. Facilities (c)	768	774
U. S. Steel Europe	530	710
Tubular	1,637	1,479
Steel Shipments:(b)(d)
Flat-Rolled	2,617	3,674
Flat-Rolled U.S. Facilities (c)	2,617	3,115
U. S. Steel Europe	1,264	1,031
Tubular	220	419
Raw Steel Production:(d)
Flat-Rolled	2,868	4,491
U. S. Steel Europe	1,283	1,141
Raw Steel Capability Utilization: (e)
Flat-Rolled	60%	83%
Flat-Rolled U.S. Facilities (f)	60%	81%
U. S. Steel Europe	104%	93%

(a)	Excludes the (decrease) increase in accrued capital expenditures of $(58) million and $18 million for the quarters ended March 31, 2015, and 2014, respectively.

(b)	Excludes intersegment transfers.

(c)	Excludes U. S. Steel Canada Inc. for all periods presented.

(d)	Thousands of net tons.

(e)
Based on annual raw steel production capability of 22.0 million net tons for Flat-Rolled and 5.0 million net tons for USSE. Subsequent to USSC's CCAA filing on September 16, 2014, annual raw steel production capability for Flat-Rolled is 19.4 million tons.

(f)	AISI capability utilization rates include our U.S. facilities (Gary Works, Great Lakes Works, Mon Valley Works, Granite City Works and Fairfield Works).

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
GENERAL LITIGATION

On September 16, 2014 U. S. Steel Canada Inc. commenced court-supervised restructuring proceedings under Canada's Companies' Creditors Arrangement Act (CCAA) before the Ontario Superior Court of Justice. As part of the CCAA proceedings, U. S. Steel has submitted both secured and unsecured claims that have been verified by the court-appointed Monitor. As of March 31, 2015, the court-appointed Monitor has verified U. S. Steel's claims in the CCAA proceedings are approximately $1.8 billion. U. S. Steel's claims have been challenged by a number of interested parties which, if successful, could result in the reclassification of those claims and/or modifications to the values of those claims. U. S. Steel is contesting those challenges within the CCAA proceedings, the outcome of which can not be reasonably estimated at this time.
ENVIRONMENTAL PROCEEDINGS
Gary Works
U. S. Steel has agreed to close three hazardous waste disposal (HWD) sites located on plant property at Gary Works: D5, along with an adjacent solid waste disposal unit, Terminal Treatment Plant (TTP) Area; T2; and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The Indiana Department of Environmental Management (IDEM) has approved the closure plans for all three sites. Closure is complete at D5, TTP, and T2, with IDEM approval of the closure certification reports on February 1, 2012 (D5), April 3, 2012 (TTP), and November 1, 2012 (T2). Final field work for the HWD-2 and Refuse Area Project will continue through the second quarter of 2015. As of March 31, 2015, the accrued liability for estimated costs to close these sites is approximately $6 million.
On October 23, 1998, the EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a RCRA Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation. Reports of field investigation findings for Phase I work plans have been submitted to the EPA. Through March 31, 2015, U. S. Steel has spent $61 million for corrective action studies, Vessel Slip Turning Basin interim measures and other corrective actions.
U. S. Steel received notification from the EPA in September 2014 that the requirement for conducting a Perimeter Groundwater Monitoring Program as defined in the Order had been satisfied. U. S. Steel continues to conduct focused groundwater assessment work previously identified by the Program and approved by the EPA. U. S. Steel has completed portions of an Interim Stabilization Measure to address certain components of the East Side Groundwater Solid Waste Management Area as required by the Order. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $33 million as of March 31, 2015, based on the estimated remaining costs.
Mon Valley Works

On October 23, 2013, the Allegheny County Health Department (ACHD) issued a notice of violation (NOV) to U. S. Steel regarding emissions from its C Battery quench tower. In the NOV, ACHD alleges that based upon stack testing data, the sulfur compound emissions from the quench tower exceeded those authorized by the corresponding installation permit. U. S. Steel notified ACHD that it cannot continuously meet the sulfur compound emission limits from the pushing operations and the underfire stack at C Battery, and that it cannot certify continuous compliance with permit requirements associated with charging emissions from C Battery. On August 7, 2014, U. S. Steel and ACHD entered into an administrative Consent Order and Agreement in which U. S. Steel agreed to (and subsequently did) submit a permit application to correct the emission limits for pushing, quenching, and the underfire stacks, comply with the charging limit by October 31, 2015, and pay a civil penalty of $300,000. $150,000 of this penalty has been paid and the remaining $150,000 is due by December 31, 2015.
Fairless Plant
In January 1992, U. S. Steel commenced negotiations with the EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform an RFI and a CMS at our Fairless Plant. A

Phase I RFI report was submitted during the third quarter of 1997. The cost to U. S. Steel to continue to maintain the interim measures, develop a Phase II/III RFI Work Plan and implement certain corrective measures is estimated to be $597,000. Significant additional costs associated with this site are possible and are referenced in Note 19 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”
Fairfield Works
A consent decree was signed by U. S. Steel, the EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM), with the approval of the EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. The Phase I RFI for waste disposed of at the Exum Materials Management Area was voluntarily implemented in December 2011 with a final completion report submitted to ADEM in June 2012. A Phase II RFI for the Fairfield facility property was completed in December 2012 and the completion report was submitted to ADEM in the third quarter of 2013. Additional Phase II facility investigations will commence in the second quarter of 2015. In total, the accrued liability for remaining work under the Corrective Action Program, including the former Ensley facility, was $408,000 at March 31, 2015, based on estimated remaining costs. Significant additional costs associated with this site are possible and are referenced in Note 19 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”
Lorain Tubular Operations
In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (OEPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Area of Contamination was submitted in March 2012. A revised Phase II workplan that addresses additional soil investigations, site wide groundwater and the pipe mill lagoon was submitted to the OEPA in July 2013 and approved in December 2013. Perimeter groundwater monitoring wells were installed in June 2014 and the two rounds of sampling have been completed. As of March 31, 2015, U. S. Steel has spent $1 million on studies at this site, and costs to complete additional projects are estimated to be $183,000. Significant additional costs associated with this site are possible and are referenced in Note 19 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Great Lakes Works
On October 10, 2012, the Michigan Department of Environmental Quality (MDEQ) issued a Violation Notice alleging the No. 2 baghouse at the No. 2 BOP exceeded applicable emission limits based upon stack testing conducted earlier in 2012. On October 31, 2012, U. S. Steel responded to the notice indicating that corrective actions at the baghouse have been employed, and stack tests conducted after the repairs were made demonstrate the stack complies with emission limits. In addition, on April 26, 2013, MDEQ issued a Violation Notice alleging the Selective Catalytic Reduction system on the Continuous Galvanizing Line was not operating properly on March 27, 2013. U. S. Steel responded to the Violation Notice on May 24, 2013. On October 8, 2014, U. S. Steel entered into an administrative consent order with MDEQ in which U. S. Steel, while admitting no liability, agreed to pay a civil penalty of $111,000, retest the No. 2 BOP baghouse, and submit a permit application to revise the limits and operating practices regarding the Continuous Galvanizing Line. U. S. Steel has since paid the civil penalty, submitted a permit application to amend the permit limit and operating practices of the Continuous Galvanizing Line, and is arranging to retest the No. 2 BOP baghouse pursuant to the terms of the consent order. U. S. Steel is currently negotiating the requested revisions to the Continuous Galvanizing Line with MDEQ.

In a Violation Notice dated March 13, 2014, MDEQ alleged that Great Lakes Works installed two emergency diesel generators without obtaining a permit to install. The generators were installed in 2006. On April 3, 2014, U. S. Steel responded to the notice indicating that according to MDEQ regulations, the emergency generators are exempt from permitting and that no violation occurred. In addition, U. S. Steel questioned the timeliness of the notice because U. S. Steel provided notice of their installation to MDEQ on August 3, 2006.

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

During the first quarter of 2015, Great Lakes Works received Violation Notices from MDEQ relating to BOP roof monitor opacity exceedances which allegedly occurred in September and November of 2014. U. S. Steel is drafting responses to the notices and plans to discuss resolution of the matter with MDEQ.

On April 6, 2015, Great Lakes Works received a Violation Notice for emissions violations reported in the stack test results for the No. 1 Argon Stir Station baghouse submitted to MDEQ on December 9, 2014. U. S. Steel has responded to the notice.

Although discussions with MDEQ regarding the foregoing alleged violations are ongoing and the resolution of these matters is uncertain at this time, it is not anticipated that the result of those discussions will be material to U. S. Steel.
Granite City Works
U. S. Steel received two Violation Notices, dated February 20, 2004 and March 25, 2004, for air violations at the coke batteries, the blast furnace and the steel shop at our Granite City Works facility. All of the issues have been resolved except for an issue relating to air emissions that occurs when coke is pushed out of the ovens, for which a compliance plan has been submitted to the Illinois Environmental Protection Agency (IEPA). On December 18, 2007, U. S. Steel and IEPA entered into a Consent Order, (State of Illinois ex. rel. Lisa Madigan vs. United States Steel Corporation), which resolved the issues raised in the two Violation Notices. The Consent Order required that U. S. Steel (1) pay a penalty of $300,000, which U. S. Steel paid on January 10, 2008; (2) demonstrate compliance with Coke Oven Pushing Operations in accordance with the compliance schedule provided in the Order; (3) comply with the basic oxygen furnace (BOF) opacity emissions in accordance with the schedule provided in the Consent Order; and (4) submit to the IEPA a revised permit application with the correct sulfur dioxide emission factors. In February 2011, U. S. Steel demonstrated compliance with the applicable requirements, and in March 2011 U. S. Steel certified compliance with the applicable regulations. U. S. Steel continues to negotiate permit modifications to address the blast furnace gas sulfur dioxide emission factor as required by the Consent Order.
On July 1, 2010, U. S. Steel entered into a Memorandum of Understanding (MOU) with the IEPA that requires Granite City Works to achieve reductions in emissions of particulate matter. To complete the obligations pursuant to the MOU, U. S. Steel is constructing a new facility with additional pollution controls at the BOF. Construction of the new facility, which is expected to cost approximately $50 million, was begun in 2013 and startup is anticipated to occur in the second quarter of 2015.
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

Although discussions with the IEPA regarding the foregoing alleged violations are ongoing and the resolution of these matters is uncertain at this time, it is not anticipated that the result of those discussions will be material to U. S. Steel.
Minnesota Ore Operations
On February 6, 2013, the EPA published a Federal Implementation Plan (FIP) that applies to taconite facilities in Minnesota. The FIP establishes and requires the use of low NOx burners on indurating furnaces as Best Available Retrofit Technology. While U. S. Steel has already installed low NOx burners on two furnaces at Minntac and is currently obligated to install low NOx burners on the three other furnaces at Minntac pursuant to existing agreements and permits, the rule would require the installation of low NOx burners on the one furnace at Keetac for which U. S. Steel did not have an otherwise existing obligation. U. S. Steel estimates expenditures associated with the installation of low NOx burners of as much as $40 million to $50 million. On June 14, 2013, the Eighth Circuit Court of Appeals stayed the effectiveness of the FIP. The EPA also published a final rule denying the approval of the Minnesota State Implementation Plan (SIP), which did not require the installation of low NOx burners and determined the applicable Best Available Retrofit Technology on a case-by-case basis. U. S. Steel and other taconite facilities have petitioned the EPA for reconsideration of the final rule denying the SIP, and have also petitioned the Eighth Circuit for judicial review of the final rule denying the SIP. U. S. Steel continues to negotiate with the EPA to resolve the issues identified in the petitions.
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
On April 6, 2015, Keetac received an AVL from MPCA alleging that Keetac allowed particulate matter to become airborne on November 21, 2014, November 30, 2014, December 4, 2014, and February 4, 2015, and that the fugitive dust exited U. S. Steel property. U. S. Steel will provide a written response to the allegations raised in the letter as requested by MPCA.
In June 2011, U. S. Steel and MPCA reached agreement on a Schedule of Compliance (SOC) to address alleged water quality issues at the Minntac facility. The 2011 Agreement required U. S. Steel to determine sulfate levels at the property boundary and to resolve the water quality allegations. In addition, the Agreement anticipated that U. S. Steel would trial a dry control system on Line 6 at Minntac. Since then, U. S. Steel has employed actions to address some of the allegations raised in the SOC. In addition, since then, U. S. Steel has conducted additional investigations and evaluated technologies that would be used to address other water quality allegations in the SOC and reduce sulfate levels in groundwater outside the boundaries of Minnesota Ore. The actions already employed as well as the new data indicate that the proposed dry control system in the 2011 Agreement would not be an effective means to reach the goals outlined in the SOC. U. S. Steel is currently negotiating a path forward with MPCA.

Although discussions with MPCA regarding the foregoing alleged violations have not been concluded and the resolution of these matters is uncertain at this time, it is not anticipated that the result of those discussions will be material to U. S. Steel.
Geneva Works
At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). As of March 31, 2015, U. S. Steel has spent $18.7 million to complete remediation on certain areas of the site. Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). Preliminary approval of the conceptual CAMU design has been granted by the UDEQ. U. S. Steel has an accrued liability of $64 million as of March 31, 2015, for our estimated share of the remaining costs of remediation.
Duluth Works
The former U. S. Steel Duluth Works site was placed on the National Priorities List under CERCLA in 1983 and on the State of Minnesota’s Superfund list in 1984. Liability for environmental remediation at the site is governed by a Response Order by Consent executed with the MPCA in 1985 and a Record of Decision signed by MPCA in 1989. As of March 31, 2015, U. S. Steel has spent $24.8 million to complete remediation on certain areas of the site. U. S. Steel is finalizing two feasibility studies that include remedial measures to address contaminated sediments in the St. Louis River Estuary and several Upland Operable Units that could impact the Estuary if not addressed. Additionally, a Remedial Action Plan is being finalized to address the impacted areas on approximately 132 acres of upland property where a potential redevelopment opportunity has been identified. Additional study, investigation and oversight costs, and implementation of U. S. Steel's preferred remedial alternatives on the upland property and Estuary are currently estimated as of March 31, 2015 at $50 million.

USS-POSCO Industries (UPI)
At UPI, a joint venture between subsidiaries of U. S. Steel and POSCO, corrective measures have been implemented for the majority of the former SWMUs. Prior to the formation of UPI, U. S. Steel owned and operated the Pittsburg, California facility and retained responsibility for the existing environmental conditions. Seven SWMUs remain at the facility. Based on their constituents, six of these SWMUs have been combined into two groups of three, while one SWMU remains a single entity. Investigation of the single SWMU is complete and an engineered remedy was defined to account for the costs associated with implementing U. S. Steel's preferred remedy. Investigation for the second SWMU group is also complete with recommendations, limited to future monitoring only, currently being discussed with the California Department of Toxic Substances Control (DTSC). Evaluations continue for the remaining SWMU group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the DTSC. As of March 31, 2015, $8 million remains for ongoing environmental studies, investigations and remedy implementation. Significant additional costs associated with this site are possible and are referenced in Note 19 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”
EPA Region V Federal Lawsuit
On August 1, 2012, the EPA, joined by the States of Illinois, Indiana and Michigan, initiated an action in the Northern District of Indiana alleging various air regulatory violations at Gary Works, Granite City Works, and Great Lakes Works. For more information on this action, see Note 19 to the Consolidated Financial Statements “Contingencies and Commitments – EPA Region V Federal Lawsuit.”
Other
In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation was essentially completed in 2007 and U. S. Steel and SSB continue to work with KDHE to address the remaining issues. As such, the Consent Order was amended on May 3, 2013, to investigate potential contamination beyond the boundary of the former zinc smelting operation. As of March 31, 2015, an accrual of $573,000 remains available for addressing these outstanding issues.
In January of 2004, U. S. Steel received notice of a claim from the Texas Commission on Environmental Quality (TCEQ) and notice of claims from citizens of a cap failure at the Dayton Landfill. U. S. Steel’s allocated share of liability at this site is approximately 16 percent. The Remedial Action Plan for the site was approved by TCEQ in June 2009. Implementation of remedial measures was initiated in July 2010 and all fieldwork was completed in November 2011. On March 18, 2013, TCEQ approved the Response Action Completion Report. The accrued liability for U. S. Steel’s share to implement the post-closure monitoring program, which is not material to U. S. Steel, was $324,000 as of March 31, 2015, and no further costs are anticipated.
In May 2010, MPCA notified Canadian National Railroad Company (CN) of apparent environmental impacts on their property adjacent to the former U. S. Steel Duluth Works. U. S. Steel subsequently obtained information indicating its connection to the site, and reviewed a site investigation report that CN prepared and submitted to MPCA in August 2011. On December 6, 2011, U. S. Steel agreed to purchase the site and to take responsibility for addressing the identified environmental impacts. The property transaction was closed on June 26, 2012. The site was enrolled into the MPCA Voluntary Investigation and Cleanup Program in May 2014. As of March 31, 2015, U. S. Steel has an accrued liability of approximately $2 million.
U. S. Steel is identified as a PRP at the former Breslube-Penn operating site, an oil recycling and solvent recovery operation located in Coraopolis, PA. U. S. Steel’s allocated share of the cost among the participating PRPs is approximately 29 percent. A Record of Decision was issued by the EPA in August 2007 and a Consent Decree to perform a Remedial Design/Remedial Action was entered by the court in September 2009. The EPA approved the Remedial Design on May 1, 2014, and construction of the remedy began in late May 2014. Remaining construction tasks will be completed in the first half of 2015. As of March 31, 2015, U. S. Steel has an accrued liability of approximately $1 million reflecting its share of the cost to complete remedial measures at the site.
Other Regulatory
In March 2015, the Occupational Safety Health and Administration (OSHA) issued multiple "Serious" citations and one "Willful" citation and proposed penalties totaling $107,900 resulting from a September 2014 fatality incident at U. S. Steel's Fairfield Works plant in Alabama. OSHA has proposed that U. S. Steel be placed in the Severe Violator

Enforcement Program. U. S. Steel has filed a Notice of Contest and is working towards an appropriate resolution with OSHA.
ASBESTOS LITIGATION
As of March 31, 2015, U. S. Steel was a defendant in approximately 900 active cases involving approximately 3,420 plaintiffs. The vast majority of these cases involve multiple defendants. At December 31, 2014, U. S. Steel was a defendant in approximately 880 active cases involving approximately 3,455 plaintiffs. About 2,540, or approximately 74 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the three months ended March 31, 2015, settlements and other dispositions resolved approximately 110 claims, and new case filings added approximately 75 claims. During 2014, settlements and other dispositions resolved approximately 190 cases, and new case filings added approximately 325 cases.
The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2012	3,235	190	285	3,330
December 31, 2013	3,330	250	240	3,320
December 31, 2014	3,320	190	325	3,455
March 31, 2015	3,455	110	75	3,420
Historically, asbestos-related claims against U. S. Steel fall into three major groups: (1) claims made by persons who allegedly were exposed to asbestos on the premises of U. S. Steel facilities; (2) claims made by persons allegedly exposed to products manufactured by U. S. Steel; and (3) claims made under certain federal and maritime laws by employees of former operations of U. S. Steel.
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

Item 6.	EXHIBITS

10.1	Form of Non-Qualified Stock Option Grant Agreement.

10.2	Form of Incentive Award Agreement, 2010 Annual Incentive Compensation Plan.

10.3	Administrative Procedures for the Long-Term Incentive Compensation Program, as amended February 24, 2015.

10.4	Administrative Procedures for the Executive Management Annual Incentive Compensation Program, as amended January 27, 2015.

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
Vice President & Controller
April 29, 2015
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.