Form 10-Q
period 2015-06-30
UNITED STATES STEEL CORP
filed 2015-07-29
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Yes     No ✓
Common stock outstanding at July 23, 2015 – 146,249,443 shares

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

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2015	2014	2015	2014
Net sales:
Net sales	$2,509	$4,128	$5,455	$8,297
Net sales to related parties (Note 19)	391	272	717	551
Total	2,900	4,400	6,172	8,848
Operating expenses (income):
Cost of sales (excludes items shown below)	2,792	4,097	5,858	8,135
Selling, general and administrative expenses	107	143	209	281
Depreciation, depletion and amortization	138	165	282	331
Earnings from investees	(17)	(57)	(23)	(53)
Loss on write-down of retained interest in USSC (Note 22)	255	—	255	—
Restructuring and other charges (Note 20)	19	18	172	18
Net gain on disposal of assets (Note 21)	(1)	(1)	(1)	(21)
Other income, net	(1)	—	(1)	—
Total	3,292	4,365	6,751	8,691
(Loss) earnings before interest and income taxes (EBIT)	(392)	35	(579)	157
Interest expense	53	60	104	121
Interest income	—	(1)	—	(2)
Other financial costs	2	5	13	14
Net interest and other financial costs (Note 7)	55	64	117	133
(Loss) earnings before income taxes	(447)	(29)	(696)	24
Income tax benefit (Note 9)	(186)	(11)	(360)	(10)
Net (loss) earnings	(261)	(18)	(336)	34
Less: Net earnings attributable to noncontrolling interests	—	—	—	—
Net (loss) earnings attributable to United States Steel Corporation	$(261)	$(18)	$(336)	$34
Earnings (loss) per common share (Note 11):
Earnings (loss) per share attributable to United States Steel Corporation stockholders:
-Basic	$(1.79)	$(0.12)	$(2.31)	$0.23
-Diluted	$(1.79)	$(0.12)	$(2.31)	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Net (loss) earnings	$(261)	$(18)	$(336)	$34
Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments	25	(12)	(78)	(14)
Changes in pension and other employee benefit accounts	44	72	87	122
Total other comprehensive income, net of tax	69	60	9	108
Comprehensive (loss) income including noncontrolling interest	(192)	42	(327)	142
Comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive (loss) income attributable to United States Steel Corporation	$(192)	$42	$(327)	$142

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,210	$1,354
Receivables, less allowance of $28 and $45	1,270	1,632
Receivables from related parties, less allowance of $235 and $218 (Note 19)	227	310
Inventories (Note 12)	2,330	2,496
Deferred income tax benefits (Note 9)	353	602
Other current assets	46	37
Total current assets	5,436	6,431
Property, plant and equipment	14,703	15,139
Less accumulated depreciation and depletion	10,272	10,565
Total property, plant and equipment, net	4,431	4,574
Investments and long-term receivables, less allowance of $8 in both periods	564	577
Long-term receivables from related parties, less allowance of $1,415 and $1,188	108	362
Intangibles – net (Note 5)	200	204
Deferred income tax benefits (Note 9)	365	46
Other noncurrent assets	109	120
Total assets	$11,213	$12,314
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$1,678	$1,870
Accounts payable to related parties (Note 19)	133	131
Bank checks outstanding	12	1
Payroll and benefits payable	879	1,003
Accrued taxes	126	134
Accrued interest	52	52
Short-term debt and current maturities of long-term debt (Note 14)	362	378
Total current liabilities	3,242	3,569
Long-term debt, less unamortized discount (Note 14)	3,124	3,120
Employee benefits	952	1,117
Deferred income tax liabilities (Note 9)	16	301
Deferred credits and other noncurrent liabilities	398	407
Total liabilities	7,732	8,514
Contingencies and commitments (Note 21)
Stockholders’ Equity (Note 17):
Common stock (150,925,911 shares issued) (Note 11)	151	151
Treasury stock, at cost (4,691,339 and 5,270,872 shares)	(345)	(396)
Additional paid-in capital	3,596	3,623
Retained earnings	1,510	1,862
Accumulated other comprehensive loss (Note 18)	(1,432)	(1,441)
Total United States Steel Corporation stockholders’ equity	3,480	3,799
Noncontrolling interests	1	1
Total liabilities and stockholders’ equity	$11,213	$12,314
The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2015	2014
Increase (decrease) in cash and cash equivalents
Operating activities:
Net (loss) earnings	$(336)	$34
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	282	331
Loss on write-down of retained interest in USSC (Note 22)	255	—
Restructuring and other charges (Note 20)	172	18
Provision for doubtful accounts	(16)	1
Pensions and other postretirement benefits	(24)	(59)
Deferred income taxes	(345)	16
Net gain on disposal of assets (Note 21)	(1)	(21)
Distributions received, net of equity investees earnings	(18)	(52)
Changes in:
Current receivables	371	(102)
Inventories	142	341
Current accounts payable and accrued expenses	(287)	594
Income taxes receivable/payable	18	153
Bank checks outstanding	11	44
All other, net	(9)	55
Net cash provided by operating activities	215	1,353
Investing activities:
Capital expenditures	(276)	(186)
Acquisitions	(25)	—
Disposal of assets	1	26
Change in restricted cash, net	7	15
Investments, net	(2)	(2)
Net cash used in investing activities	(295)	(147)
Financing activities:
Repayment of long-term debt	(18)	(322)
Receipts from exercise of stock options	1	1
Dividends paid	(15)	(15)
Net cash used in financing activities	(32)	(336)
Effect of exchange rate changes on cash	(32)	(3)
Net (decrease) increase in cash and cash equivalents	(144)	867
Cash and cash equivalents at beginning of year	1,354	604
Cash and cash equivalents at end of period	$1,210	$1,471

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
The consolidated results for the three and six months ended June 30, 2015 do not reflect the results of U. S. Steel Canada Inc. (USSC) due to USSC’s filing for creditor protection pursuant to Canada’s Companies’ Creditors Arrangement Act (CCAA) on September 16, 2014. The consolidated statement of operations and the consolidated statement of comprehensive income (loss) for the three and six months ended June 30, 2014 and the consolidated statement of cash flows for the six months ended June 30, 2014 include the results for USSC.
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
2.    New Accounting Standards
On July 22, 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11). ASU 2015-11 requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. ASU 2015-11 will not apply to inventories that are measured using either the last-in, first-out (LIFO) method or the retail inventory method. ASU 2015-11 is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early application is permitted. U. S. Steel is evaluating the financial statement implications of adopting ASU 2015-11.
On April 7, 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 changes the presentation of debt issuance costs in financial statements and requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years; early application is permitted. An entity is required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. U. S. Steel is evaluating the financial statement implications of adopting ASU 2015-03.
On August 27, 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Prior to the issuance of this standard, there was no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 is effective for all entities for interim and annual periods ending after December 15, 2016; early application is permitted. U. S. Steel does not expect any financial statement impact relating to the adoption of this ASU.
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

On July 9, 2015, the FASB decided on a one year deferral of the effective date of ASU 2014-09, but to permit entities to adopt the standard on the original effective date if they choose. U. S. Steel is evaluating the financial statement implications of adopting ASU 2014-09.
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
The results of segment operations for three months ended June 30, 2015 and 2014 are:

(In millions) Three Months Ended June 30, 2015	Customer Sales	Intersegment Sales	Net Sales	Earnings (loss) from investees	EBIT
Flat-Rolled	$2,125	$69	$2,194	$17	$(64)
USSE	600	1	601	—	20
Tubular	160	—	160	2	(66)
Total reportable segments	2,885	70	2,955	19	(110)
Other Businesses	15	25	40	(2)	6
Reconciling Items and Eliminations	—	(95)	(95)	—	(288)
Total	$2,900	$—	$2,900	$17	$(392)

Three Months Ended June 30, 2014
Flat-Rolled	$2,938	$325	$3,263	$56	$30
USSE	757	43	800	—	38
Tubular	686	1	687	3	47
Total reportable segments	4,381	369	4,750	59	115
Other Businesses	19	34	53	(2)	17
Reconciling Items and Eliminations	—	(403)	(403)	—	(97)
Total	$4,400	$—	$4,400	$57	$35

The results of segment operations for the six months ended June 30, 2015 and 2014 are:

(In millions) Six Months Ended June 30, 2015	Customer Sales	Intersegment Sales	Net Sales	Earnings (loss) from investees	EBIT
Flat-Rolled	$4,318	$173	$4,491	$22	$(131)
USSE	1,292	1	1,293	—	57
Tubular	531	—	531	4	(65)
Total reportable segments	6,141	174	6,315	26	(139)
Other Businesses	31	54	85	(3)	14
Reconciling Items and Eliminations	—	(228)	(228)	—	(454)
Total	$6,172	$—	$6,172	$23	$(579)

Six Months Ended June 30, 2014
Flat-Rolled	$5,965	$628	$6,593	$50	$115
USSE	1,516	44	1,560	—	70
Tubular	1,329	2	1,331	5	71
Total reportable segments	8,810	674	9,484	55	256
Other Businesses	38	68	106	(2)	30
Reconciling Items and Eliminations	—	(742)	(742)	—	(129)
Total	$8,848	$—	$8,848	$53	$157
The following is a schedule of reconciling items to EBIT:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Items not allocated to segments:
Postretirement benefit expense (a)	$(14)	$(32)	$(27)	$(64)
Other items not allocated to segments:
Loss on write-down of retained interest in USSC (Note 22)	(255)	—	(255)	—
Restructuring and other charges (b)	(19)	—	(19)	—
Loss on shutdown of coke production facilities (b)	—	—	(153)	—
Litigation reserves (Note 21)	—	(70)	—	(70)
Loss on assets held for sale (b)	—	(14)	—	(14)
Curtailment gain (Note 6)	—	19	—	19
Total other items not allocated to segments	(274)	(65)	(427)	(65)
Total reconciling items	$(288)	$(97)	$(454)	$(129)
(a) Consists of the net periodic benefit cost elements, other than service cost and amortization of prior service cost for active employees, associated with our defined pension, retiree health care and life insurance benefit plans.
(b) Included in Restructuring and Other Charges on the Consolidated Statements of Operations. See Note 20 to the Consolidated Financial Statements.

4.    Acquisition

On May 29, 2015, the Company purchased the 50 percent joint venture interest in Double Eagle Steel Coating Company (DESCO) that it did not previously own for $25 million. DESCO's electrolytic galvanizing line (EGL) has become part of the larger operational footprint of U. S. Steel's Great Lakes Works within the Flat-Rolled segment. The EGL is increasing our ability to provide industry leading advanced high strength steels, including Gen 3 grades under development, as well as to provide high quality exposed steel for automotive body and closure applications. The Company's previously held 50 percent equity interest of $3 million was recorded at fair market value resulting in a net gain of approximately $3 million which has been recognized in the earnings from investees line in the consolidated statement of operations. Goodwill of approximately $3 million was recognized and is included as a component of other noncurrent assets in the Company's consolidated balance sheet. The fair value of the DESCO acquisition was measured using both cost and market approaches, Level 2 inputs, in accordance with ASC No. 820, Fair Value Measurement. Transaction costs associated with the acquisition were insignificant. The amount of revenue recognized in the consolidated statement of operations as a result of the acquisition was not significant to the three month period ended June 30, 2015.
5.     Intangible Assets
Intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of June 30, 2015			As of December 31, 2014
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$132	$49	$83	$132	$46	$86
Other	2-20 Years	23	14	9	23	13	10
Total amortizable intangible assets		$155	$63	$92	$155	$59	$96
Identifiable intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying values may not be recoverable.
The carrying amount of acquired water rights with indefinite lives as of June 30, 2015 and December 31, 2014 totaled $75 million. The water rights are tested for impairment annually in the third quarter. U. S. Steel performed a qualitative impairment evaluation of its water rights for 2014. The 2014 and prior year tests indicated the water rights were not impaired.
During 2013, U. S. Steel acquired indefinite-lived intangible assets for $12 million and entered into an agreement to make future payments contingent upon certain factors. The aggregate purchase price was $36 million, and U. S. Steel allocated $33 million to indefinite-lived intangible assets, based upon their estimated fair value. The liability for contingent consideration is reassessed each quarter. The maximum potential liability for contingent consideration is $53 million. As of June 30, 2015, U. S. Steel has recorded a liability of $24 million to reflect the estimated fair value of the contingent consideration. Contingent consideration was valued using a probability weighted discounted cash flow using both Level 2 inputs based on 2013 Standard and Poor’s Bond Guide as well as Level 3, significant other unobservable inputs, based on internal forecasts and the weighted average cost of capital derived from market data.
Amortization expense was $2 million in the three months ended June 30, 2015 and $3 million in the three months ended June 30, 2014. Amortization expense was $4 million in the six months ended June 30, 2015 and $5 million in the six months ended June 30, 2014. The estimated future amortization expense of identifiable intangible assets during the next five years is $3 million for the remaining portion of 2015 and $7 million each year from 2016 to 2019.

6.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost for the three months ended June 30, 2015 and 2014:

	Pension Benefits		Other Benefits
(In millions)	2015	2014	2015	2014
Service cost	$27	$27	$6	$6
Interest cost	65	109	25	37
Expected return on plan assets	(111)	(154)	(39)	(34)
Amortization of prior service cost	5	5	(1)	(4)
Amortization of actuarial net loss (gain)	64	71	1	(1)
Net periodic benefit cost, excluding below	50	58	(8)	4
Multiemployer plans	16	19	—	—
Settlement, termination and curtailment losses/(gains)	2	8	—	(19)
Net periodic benefit cost	$68	$85	$(8)	$(15)
The following table reflects the components of net periodic benefit cost for the six months ended June 30, 2015 and 2014:

	Pension Benefits		Other Benefits
(In millions)	2015	2014	2015	2014
Service cost	$53	$54	$11	$12
Interest cost	131	218	49	73
Expected return on plan assets	(221)	(307)	(77)	(69)
Amortization of prior service cost	9	11	(3)	(7)
Amortization of actuarial net loss (gain)	128	141	3	(2)
Net periodic benefit cost, excluding below	100	117	(17)	7
Multiemployer plans	34	37	—	—
Settlement, termination and curtailment losses/(gains)	5	15	—	(19)
Net periodic benefit cost	$139	$169	$(17)	$(12)
Settlements and Curtailments
During the first six months of 2015, the non-qualified pension plan incurred settlement charges of $5 million due to lump sum payments for certain individuals. In 2014, pension settlements were recorded in the non-qualified pension plan related to the retirement of several U. S. Steel executives that occurred throughout 2013. In accordance with Internal Revenue Code requirements, these executives were required to wait six months before receiving their non-qualified pension payments.
A curtailment gain of $19 million was recognized in the three months ended June 30, 2014 due to a change to the post retirement medical benefits for non-union, pre-Medicare retirees that will take effect after 2017.
Employer Contributions
During the first six months of 2015, U. S. Steel made cash payments of $33 million to the Steelworkers’ Pension Trust and $14 million of pension payments not funded by trusts.
During the first six months of 2015, cash payments of $89 million were made for other postretirement benefit payments not funded by trusts. In addition, U. S. Steel made a required contribution of $10 million in the first six months of 2015 to our trust for represented retiree health care and life insurance benefits.

Company contributions to defined contribution plans totaled $11 million and $12 million in the three months ended June 30, 2015 and 2014, respectively. Company contributions to defined contribution plans totaled $21 million and $24 million for the six months ended June 30, 2015 and 2014, respectively.
Non-retirement postemployment benefits
U. S. Steel incurred costs of approximately $25 million and $40 million for the three and six months ended June 30, 2015 related to the accrual of employee costs for supplemental unemployment benefits and the continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others. Payments for these benefits during the three and six months ended June 30, 2015 were $13 million and $14 million, respectively. There were no significant similar costs incurred during the three and six months ended June 30, 2014.

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

8.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee) under the 2005 Stock Incentive Plan (the Plan), which is more fully described in Note 13 of the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2014. An aggregate of 21,250,000 shares of U. S. Steel common stock may be issued under the Plan. As of June 30, 2015, 2,629,736 shares were available for future grants.

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

	2015		2014
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Stock Options	1,638,540	$10.02	1,496,440	$9.93
Restricted Stock Units	794,370	$24.71	724,510	$24.29
Performance Awards:(c)
TSR	273,560	$24.95	282,770	$22.09
ROCE (d)	—	$—	262,800	$23.76
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
U. S. Steel recognized pretax stock-based compensation expense in the amount of $12 million and $8 million in the three month periods ended June 30, 2015 and 2014, respectively, and $23 million and $17 million in the first six months of 2015 and 2014, respectively.

As of June 30, 2015, total future compensation expense related to nonvested stock-based compensation arrangements was $54 million, and the weighted average period over which this expense is expected to be recognized is approximately 1.4 years.

Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The stock options vest ratably over a three-year service period and have a term of ten years.

Black-Scholes Assumptions(a)	2015 Grants	2014 Grants
Grant date price per share of option award	$24.74	$24.29
Exercise price per share of option award	$24.74	$24.29
Expected annual dividends per share, at grant date	$0.20	$0.20
Expected life in years	5.0	5.0
Expected volatility	47%	49%
Risk-free interest rate	1.639%	1.621%
Grant date fair value per share of unvested option awards as calculated from above	$10.02	$9.93
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

9.    Income Taxes
Tax provision
For the six months ended June 30, 2015 and 2014, we recorded a tax benefit of $360 million on our pretax loss of $696 million and a tax benefit of $10 million on our pretax income of $24 million, respectively. The tax provision reflects a benefit for percentage depletion in excess of cost depletion for iron ore that we produce and consume or sell. Included in the tax provision is a net benefit of $31 million relating to the adjustment of certain tax reserves in the first six months of 2015. The tax provision does not reflect any tax benefit for pretax losses in Canada, prior to the deconsolidation on September 16, 2014, which is a jurisdiction where we had recorded a full valuation allowance on deferred tax assets.
The tax benefit for the first six months of 2015 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2015 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2015 could be materially different from the forecasted amount used to estimate the tax provision for the six months ended June 30, 2015.
Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in Accounting Standards Codification (ASC) Topic 740 on income taxes. The total amount of gross unrecognized tax benefits was $80 million at June 30, 2015 and $112 million at December 31, 2014. The change in unrecognized tax benefits reflects a net decrease primarily due to the conclusion of certain tax examinations. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $21 million as of June 30, 2015 and $59 million as of December 31, 2014.
U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the consolidated statement of operations. Any penalties are recognized as part of selling, general and administrative expenses. As of June 30, 2015 and December 31, 2014, U. S. Steel had accrued liabilities of $2 million and $7 million, respectively, for interest related to uncertain tax positions. U. S. Steel currently does not have a liability for tax penalties.
Deferred taxes
As of June 30, 2015, the net domestic deferred tax asset was $701 million compared to $318 million at December 31, 2014. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. We continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.
As of June 30, 2015, the net foreign deferred tax asset was $1 million, net of an established valuation allowance of $5 million. At December 31, 2014, the net foreign deferred tax asset was $29 million, net of an established valuation allowance of $5 million. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro.

10.    Significant Equity Investments
Summarized unaudited income statement information for our significant equity investments for the six months ended June 30, 2015 and 2014 is reported below (amounts represent 100% of investee financial information):

(In millions)	2015	2014
Net sales	$1,466	$1,675
Cost of sales	1,228	1,399
Earnings before interest and income taxes	199	240
Net earnings	191	228
Net earnings attributable to significant equity investments	191	228
U. S. Steel's portion of the equity in net earnings of the significant equity investments above was $15 million and $46 million for the six months ended June 30, 2015 and 2014, respectively, which is included in the earnings from investees line on the Consolidated Statement of Operations.
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

The computations for basic and diluted earnings per common share from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2015	2014	2015	2014
Net (loss) earnings attributable to United States Steel Corporation stockholders	$(261)	$(18)	$(336)	$34
Plus earnings effect of assumed conversion-interest on convertible notes	—	—	—	—
Net (loss) earnings after assumed conversion	$(261)	$(18)	$(336)	$34
Weighted-average shares outstanding (in thousands):
Basic	145,962	144,884	145,848	144,821
Effect of convertible notes	—	—	—	280
Effect of stock options, restricted stock units and performance awards	—	—	—	1,043
Adjusted weighted-average shares outstanding, diluted	145,962	144,884	145,848	146,144
Basic earnings per common share	$(1.79)	$(0.12)	$(2.31)	$0.23
Diluted earnings per common share	$(1.79)	$(0.12)	$(2.31)	$0.23
The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Securities granted under the 2005 Stock Incentive Plan	9,139	8,630	9,139	3,775
Securities convertible under the Senior Convertible Notes (a)	—	4,993	—	7,446
Total	9,139	13,623	9,139	11,221
(a) On May 15, 2014, we redeemed the remaining $322 million principal amount due under the 2014 Senior Convertible Notes. If the redemption had occurred on January 1, 2014, the antidilutive securities would be zero for the six months ended June 30, 2014.
Dividends Paid Per Share
The dividend for each of the first and second quarters of 2015 and 2014 was five cents per common share.
12.    Inventories
Inventories are carried at the lower of cost or market. The first-in, first-out method is the predominant method of inventory costing in Europe. The last-in, first-out (LIFO) method is the predominant method of inventory costing in the United States. At June 30, 2015 and December 31, 2014, the LIFO method accounted for 79 percent and 78 percent of total inventory values, respectively.

(In millions)	June 30, 2015	December 31, 2014
Raw materials	$832	$801
Semi-finished products	935	1,053
Finished products	494	563
Supplies and sundry items	69	79
Total	$2,330	$2,496
Current acquisition costs were estimated to exceed the above inventory values by $1.0 billion at both June 30, 2015 and December 31, 2014, respectively. As a result of the liquidation of LIFO inventories, cost of sales decreased and EBIT increased by $1 million and $2 million in the three months ended June 30, 2015 and June 30, 2014, respectively. Cost of sales increased and EBIT decreased by $3 million and $7 million in the six months ended June 30, 2015 and June 30, 2014, respectively, as a result of liquidation of LIFO inventories.

Inventory includes $67 million and $69 million of property held for residential or commercial development as of June 30, 2015 and December 31, 2014, respectively.
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
As of June 30, 2015, U. S. Steel held euro forward sales contracts with a total notional value of approximately $282 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.
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
The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel's consolidated financial statements as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014:

		Fair Value	Fair Value
(In millions)	Balance Sheet Location	June 30, 2015	December 31, 2014
Foreign exchange forward contracts	Accounts receivable	$21	$31
Foreign exchange forward contracts	Accounts payable	$3	$—

(In millions)	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
		Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Foreign exchange forward contracts	Other financial costs	$(11)	$32

(In millions)	Statement of Operations Location	Amount of Gain	Amount of Gain
		Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Foreign exchange forward contracts	Other financial costs	$3	$3
In accordance with the guidance found in ASC Topic 820 on fair value measurements and disclosures, the fair value of our euro forward sales contracts was determined using Level 2 inputs, which are defined as "significant other observable" inputs. The inputs used are from market sources that aggregate data based upon market transactions.
14.    Debt

(In millions)	Interest Rates %	Maturity	June 30, 2015	December 31, 2014
2037 Senior Notes	6.65	2037	$350	$350
2022 Senior Notes	7.50	2022	400	400
2021 Senior Notes	6.875	2021	275	275
2020 Senior Notes	7.375	2020	600	600
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2019 Senior Convertible Notes	2.75	2019	316	316
Environmental Revenue Bonds	5.38 - 6.88	2015 - 2042	532	549
Recovery Zone Facility Bonds	6.75	2040	70	70
Fairfield Caster Lease		2022	32	33
Other capital leases and all other obligations		2019	1	—
Amended Credit Agreement	Variable	2016	—	—
USSK Revolver	Variable	2016	—	—
USSK credit facilities	Variable	2015 - 2016	—	—
Total Debt			3,526	3,543
Less unamortized discount			40	45
Less short-term debt and long-term debt due within one year(a)			362	378
Long-term debt			$3,124	$3,120
To the extent not otherwise discussed below, information concerning the Senior Notes, the Senior Convertible Notes and other listed obligations can be found in Note 15 of the audited financial statements in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
2019 Senior Convertible Notes
The 2019 Senior Convertible Notes were reclassified to current because the CCAA filing by USSC on September 16, 2014 is an event of default under the terms of the Province Note loan agreement between USSC and the Province of Ontario. The failure of USSC to pay the Province Note constitutes an event of default under the indenture for the 2019 Senior Convertible Notes that enables the trustee or the holders of not less than 25 percent of the 2019 Senior Convertible Notes to declare them immediately due and payable. That has not occurred, but if it does, U. S. Steel intends to settle the 2019 Senior Convertible Notes in cash. U. S. Steel has been advised that notice of this default has been given to the holders of the 2019 Senior Convertible Notes by the trustee.
Amended Credit Agreement
As of June 30, 2015, there were no amounts drawn on the $875 million credit facility agreement (Amended Credit Agreement) and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10 percent of the total aggregate commitments and $87.5 million. Since availability was greater than $87.5 million, compliance with the fixed charge coverage ratio covenant was not applicable. The Amended Credit Agreement expires in July 2016.

Receivables Purchase Agreement
As of June 30, 2015, U. S. Steel has a Receivables Purchase Agreement (RPA) under which trade accounts receivable are sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned, bankruptcy-remote, special purpose entity. As U. S. Steel accesses this facility, USSR sells senior undivided interests in the receivables to third parties, while maintaining a subordinated undivided interest in a portion of the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates.
At June 30, 2015 and December 31, 2014, eligible accounts receivable supported $367 million and $625 million of availability, respectively, under the RPA and there were no receivables sold to third-parties under this facility. The subordinated retained interest was $367 million and $625 million at June 30, 2015 and December 31, 2014, respectively. Availability under the RPA was $317 million at June 30, 2015 and $576 million at December 31, 2014, due to letters of credit outstanding of $50 million and $49 million, respectively.
USSR pays the third-parties a discount based on the third-parties’ borrowing costs plus incremental fees. We paid approximately $1 million for each of the three months ended June 30, 2015 and 2014 and approximately $2 million for each of the six months ended June 30, 2015 and 2014, relating to fees on the RPA. These costs are included in other financial costs in the consolidated statement of operations.
Generally, the facility provides that as payments are collected from the sold accounts receivables, USSR may elect to have the third-parties reinvest the proceeds in new eligible accounts receivable. As there was no activity under this facility during the six months ended June 30, 2015 and 2014, there were no collections reinvested.
The eligible accounts receivable and receivables sold to third party conduits are summarized below:

(In millions)	June 30, 2015	December 31, 2014
Balance of accounts receivable-net, eligible for sale to third-parties	$683	$1,013
Accounts receivable sold to third-parties	—	—
Balance included in Receivables on the balance sheet of U. S. Steel	$683	$1,013
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
Third Amended and Restated Credit Agreement
On July 27, 2015, the Company entered into a five-year Third Amended and Restated Credit Agreement (Third Amended and Restated Credit Agreement) replacing the Company's Amended Credit Agreement, and concurrently terminated the RPA. The Third Amended and Restated Credit Agreement increases the amount of the facility to $1.5 billion. Maturity may be accelerated 91 days prior to the stated maturity of any outstanding senior debt if excess cash and credit facility availability do not meet the liquidity conditions set forth in the Third Amended and Restated Credit Agreement. Borrowings are secured by liens on all domestic inventory, trade accounts receivable, and other related assets. Similar to the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 when availability under the Third Amended and Restated Credit Agreement is less than the greater of 10 percent of the total aggregate commitments and $150 million.
The Third Amended and Restated Credit Agreement establishes a borrowing base formula, which limits the amounts U. S. Steel can borrow to a percent of the value of certain domestic inventory and trade receivables less specified reserves. The Third Amended and Restated Credit Agreement provides for borrowings at interest rates based on defined, short-term market rates plus a spread based on availability and includes other customary terms and conditions including restrictions on our ability to create certain liens and to consolidate, merge or transfer all, or substantially all, of our assets. See Part II, Item 5 - Other Information for further detail.

U. S. Steel Košice (USSK) revolver and credit facilities
At June 30, 2015, USSK had no borrowings under its €200 million (approximately $224 million) unsecured revolving credit facility (the USSK Credit Agreement). The USSK Credit Agreement contains certain USSK financial covenants (as further defined in the USSK Credit Agreement), including maximum Leverage, maximum Net Debt to Tangible Net Worth, and minimum Interest Cover ratios. The covenants are measured semi-annually for the period covering the last twelve calendar months. USSK may not draw on the USSK Credit Agreement if it does not comply with any of the financial covenants until the next measurement date. At June 30, 2015, USSK had full availability under the USSK Credit Agreement. The USSK Credit Agreement expires in July 2016.
At June 30, 2015, USSK had no borrowings under its €20 million and €10 million unsecured credit facilities (collectively approximately $33 million) and the availability was approximately $32 million due to approximately $1 million of customs and other guarantees outstanding.
Change in control event
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,891 million as of June 30, 2015 (including the Senior Notes and Senior Convertible Notes) may be declared immediately due and payable; (b) the Amended Credit Agreement, the RPA and the USSK Credit Agreement may be terminated and any amounts outstanding declared immediately due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield Works slab caster for $34 million or provide a letter of credit to secure the remaining obligation.
15.    Asset Retirement Obligations
U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs:

(In millions)	June 30, 2015		December 31, 2014
Balance at beginning of year	$48		$59
Additional obligations incurred	40	(a)	6
Obligations settled	—		(19)	(b)
Foreign currency translation effects	(1)		(2)
Accretion expense	1		4
Balance at end of period	$88		$48
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

The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$3,628	$3,454	$3,740	$3,466
(a)Excludes capital lease obligations.
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

17.    Statement of Changes in Stockholders’ Equity

The following table reflects the first six months of 2015 and 2014 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Six Months Ended June 30, 2015 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,800	$1,862	$(1,441)	$151	$(396)	$3,623	$1
Comprehensive income (loss):
Net loss	(336)	(336)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	87		87
Currency translation adjustment	(78)		(78)
Employee stock plans	24				51	(27)
Dividends paid on common stock	(15)	(15)
Other	(1)	(1)
Balance at June 30, 2015	$3,481	$1,510	$(1,432)	$151	$(345)	$3,596	$1

Six Months Ended June 30, 2014 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,376	$1,789	$(1,752)	$151	$(480)	$3,667	$1
Comprehensive income (loss):
Net earnings	34	34
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	122		122
Currency translation adjustment	(14)		(14)
Employee stock plans	11				40	(29)
Dividends paid on common stock	(15)	(15)
Balance at June 30, 2014	$3,514	$1,808	$(1,644)	$151	$(440)	$3,638	$1

18.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions) (a)	Pension and Other Benefit Items		Foreign Currency Items	Other	Total
Balance at December 31, 2014	$(1,852)		$416	$(5)	$(1,441)
Other comprehensive (loss) income before reclassifications	(1)		(78)	(3)	(82)
Amounts reclassified from AOCI	88	(b)	—	3	91
Net current-period other comprehensive income	87		(78)	—	9
Balance at June 30, 2015	$(1,765)		$338	$(5)	$(1,432)
(a)All amounts are net of tax. Amounts in parentheses indicate decreases in AOCI.
(b)See table below for further details.

		Amount reclassified from AOCI
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions) (a)	Details about AOCI components	2015	2014	2015	2014
	Amortization of pension and other benefit items
	Prior service costs (b)	$(4)	$(1)	$(6)	$(4)
	Actuarial losses (b)	(65)	(70)	(131)	(139)
	Settlement, termination and curtailment (losses)/gains (b)	(2)	11	(5)	4
	Total before tax	(71)	(60)	(142)	(139)
	Tax benefit	27	25	54	55
	Net of tax	$(44)	$(35)	$(88)	$(84)
(a)Amounts in parentheses indicate decreases in AOCI.
(b)These AOCI components are included in the computation of net periodic benefit cost (see Note 6 for additional details).
19.    Transactions with Related Parties
Net sales to related parties and receivables from related parties primarily reflect sales of steel products to equity investees and USSC after the CCAA filing on September 16, 2014. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $391 million and $272 million for the three months ended June 30, 2015 and 2014, respectively and $717 million and $551 million for the six months ended June 30, 2015 and 2014, respectively.
Purchases from related parties for outside processing services provided by equity investees and steel products from USSC after the CCAA filing on September 16, 2014 amounted to $111 million and $15 million for the three months ended June 30, 2015 and 2014, respectively and $211 million and $30 million for the six months ended June 30, 2015 and 2014, respectively. Purchases of iron ore pellets from related parties amounted to $57 million and $61 million for the three months ended June 30, 2015 and 2014, respectively and $87 million and $115 million for the six months ended June 30, 2015 and 2014, respectively.
Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $84 million and $78 million at June 30, 2015 and December 31, 2014, respectively for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties, including USSC after the CCAA filing on September 16, 2014, totaled $49 million and $53 million at June 30, 2015 and December 31, 2014, respectively.

20.    Restructuring and Other Charges

During the three months ended June 30, 2015, the Company recorded a net charge of $19 million, which is reported in restructuring and other charges in the consolidated statement of operations, for employee related costs, including costs for severance, supplemental unemployment benefits (SUB) and continuation of health care benefits as well as other shutdown costs, primarily environmental. Favorable adjustments for changes in estimates on restructuring reserves were made for $18 million, primarily related to employee and environmental costs associated with the shutdown of our cokemaking operations at Gary Works and Granite City Works.
During the six months ended June 30, 2015, the Company recorded a net charge of $172 million, which is reported in restructuring and other charges in the consolidated statement of operations, primarily related to the permanent shutdown of the cokemaking operations at Gary Works and Granite City Works, within our Flat-Rolled segment. In addition to the write-down of the assets, the charge also includes employee related costs, including costs for severance, SUB and continuation of health care benefits as well as other shutdown costs, primarily environmental. Favorable adjustments for changes in estimates on restructuring reserves were made for $18 million, primarily related to employee and environmental costs associated with the shutdown of our cokemaking operations at Gary Works and Granite City Works.
During the three months ended June 30, 2014, the Company recorded severance related charges of $11 million, which were reported in restructuring and other charges in the Consolidated Statement of Operations, for headcount reductions related to certain of our Tubular operations in Bellville, Texas and McKeesport, Pennsylvania, within our Tubular segment, as well as headcount reductions principally at the Company’s corporate headquarters. Cash payments were made related to severance and exit costs of $8 million. In addition, an asset impairment charge of $14 million was taken for certain of the Company's non-strategic assets that were designated as held for sale. Favorable adjustments for changes in estimates on restructuring reserves were made for $2 million.
During the six months ended June 30, 2014, the Company recorded severance related charges of $14 million, which were reported in restructuring and other charges in the Consolidated Statement of Operations, for headcount reductions related to our Canadian operations, within our Flat-Rolled segment, certain of our Tubular operations in Bellville, Texas and McKeesport, Pennsylvania, within our Tubular segment, as well as headcount reductions principally at the Company’s corporate headquarters. Cash payments were made related to severance and exit costs of $13 million. In addition, an asset impairment charge of $14 million was taken for certain of the Company's non-strategic assets that were designated as held for sale. Favorable adjustments for changes in estimates on restructuring reserves were made for $10 million.
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
The activity in the accrued balances incurred in relation to restructuring and other cost reduction programs during the six months ended June 30, 2015 were as follows:

	Employee Related	Exit		Asset
(in millions)	Costs	Costs		Impairments	Total
Balance at December 31, 2014	$5	$—		$—	$5

Additional charges	52	48	(a)	90	190
Cash payments/utilization	(5)	—		(90)	(95)
Other adjustments and reclassifications	(13)	(5)		—	(18)

Balance at June 30, 2015	$39	$43		$—	$82
(a) Primarily environmental costs.

Accrued liabilities for restructuring and other cost reduction programs are included in the following balance sheet lines:

(in millions)	June 30, 2015	December 31, 2014
Accounts payable	$26	$—
Payroll and benefits payable	39	5
Deferred credits and other noncurrent liabilities	17	—
Total	$82	$5

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
Asbestos matters – As of June 30, 2015, U. S. Steel was a defendant in approximately 895 active cases involving approximately 3,390 plaintiffs. The vast majority of these cases involve multiple defendants. At December 31, 2014, U. S. Steel was a defendant in approximately 880 active cases involving approximately 3,455 plaintiffs. About 2,450, or approximately 75 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the six months ended June 30, 2015, dismissals, settlements and other dispositions resolved approximately 190 claims, and new case filings added approximately 125 claims. During 2014, settlements and other dispositions resolved approximately 190 claims, and new case filings added approximately 325 claims.
The following table shows the number of asbestos claims in the current period and the prior three years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2012	3,235	190	285	3,330
December 31, 2013	3,330	250	240	3,320
December 31, 2014	3,320	190	325	3,455
June 30, 2015	3,455	190	125	3,390
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

(In millions)	Six Months Ended June 30, 2015
Beginning of period	$212
Accruals for environmental remediation deemed probable and reasonably estimable	—
Adjustments for changes in estimates	(2)
Obligations settled	(4)
End of period	$206
Accrued liabilities for remediation activities are included in the following consolidated balance sheet lines:

(In millions)	June 30, 2015	December 31, 2014
Accounts payable	$19	$19
Deferred credits and other noncurrent liabilities	187	193
Total	$206	$212
Expenses related to remediation are recorded in cost of sales and were insignificant for both the three and six month periods ended June 30, 2015, and totaled $2 million and $3 million for the three and six month periods ended June 30, 2014, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 10 to 25 percent.
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

Projects with Ongoing Study and Scope Development – There are five environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are four Resource Conservation and Recovery Act (RCRA) programs—at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI) and the Fairless Plant—and a voluntary remediation program at the former steelmaking plant at Joliet, Illinois. As of June 30, 2015, accrued liabilities for these projects totaled $2 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $25 million to $40 million.

Significant Projects with Defined Scope – As of June 30, 2015, there are four significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $155 million. These projects are Gary RCRA (accrued liability of $35 million), the former Geneva facility (accrued liability of $64 million), the former Duluth facility St. Louis River Estuary (accrued liability of $49 million), and the Solid Waste Management Unit (SWMU) #4 at UPI (accrued liability of $7 million).
Other Projects – There are four other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at June 30, 2015 was $8 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.
The remaining environmental remediation projects had an accrued liability of less than $1 million each. The total accrued liability for these projects at June 30, 2015 was $6 million. We do not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $28 million at June 30, 2015 and were based on known scopes of work.
Administrative and Legal Costs – As of June 30, 2015, U. S. Steel had an accrued liability of $7 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.
See Part II, "Item 1 – Legal Proceedings – Environmental Proceedings" for further details regarding U. S. Steel's environmental remediation at its various production facilities.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 2015 and 2014, such capital expenditures totaled $52 million and $29 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
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
U. S. Steel entered into transactions to sell and swap a portion of our emission allowances and recognized a gain of $17 million during the six months ended June 30, 2014, reflected as a net gain on disposal of assets. There were no such similar transactions for the six months ended June 30, 2015.
The EPA recently revised the National Ambient Air Quality Standards (NAAQS) for nitrogen oxide, sulfur dioxide, particulate matter, and lead, and in December 2014, proposed to lower the ozone NAAQS to a level within the range of 65 to 70 parts per billion (ppb). Affected states with nonattainment areas in which U. S. Steel operates are currently preparing State Implementation Plans (SIPs) for sulfur dioxide and particulate matter. It is likely that the new requirements in the SIPs would be material to U. S. Steel.
On May 13, 2010, the EPA published its final Greenhouse Gas Tailoring Rule establishing a mechanism for regulating GHG emissions from facilities through the CAA’s Prevention of Significant Deterioration (PSD) permitting program. Under the Greenhouse Gas Tailoring Rule, as modified by the recent U.S. Supreme Court decision which struck down parts of the rule. New projects that increase GHG emissions by a significant amount (generally more than 75,000 tons of CO2 per year) are subject to the PSD requirements, including the installation of best available control technology (BACT), but only if the project also significantly increases emissions of at least one non-GHG pollutant. On January 8, 2014, the EPA published proposed New Source Performance Standards (NSPS) for GHG emissions from new electric generating units (EGUs). As a result of that rule, on June 18, 2014, the EPA also published proposed guidance under CAA Section 111(d) to regulate CO2 emissions from EGUs.
It is impossible to reasonably estimate the timing or impact of these or other future government action on U. S. Steel, although it could be significant. Such impacts may include substantial capital expenditures, costs for emission allowances, restriction of production, and higher prices for coking coal, natural gas and electricity generated by carbon based systems.
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
The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BAT) to reduce environmental impacts as well as compliance with BAT associated emission levels. This directive includes operational requirements for air emissions, wastewater discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Producers will be required to be in compliance with the iron and steel BAT by March 8, 2016, unless specific exceptions or extensions are granted by the Slovak environmental authority. We are currently evaluating the costs of complying with BAT, but our most recent broad estimate of likely capital expenditures is €80 million to €155 million (approximately $90 million to $173 million) over the 2015 to 2020 period. There are ongoing efforts to seek EU grants to fund a portion of these capital expenditures. The EU has various programs under which funds are allocated to member states to implement broad public policies, which are then awarded by the member states to public and private entities on a competitive basis. The total capital expenditures required for BAT compliance will depend upon, among other factors, the extent to which EU incentive grants are awarded for these projects. We also believe there will be increased operating costs, such as increased energy and maintenance costs, but we are currently unable to reliably estimate them.
Due to other EU legislation, we will be required to make changes to the boilers at our steam and power generation plant in order to comply with stricter air emission limits for large combustion plants. In January 2014, the operation of USSK's boilers was approved by the EC as part of Slovakia's Transitional National Plan (TNP) for bringing all boilers in Slovakia into compliance by no later than 2020. The TNP establishes parameters for determining the date by which specific boilers are required to reach compliance with the new air standards, which has been determined to be October 2017 for our boilers. The boiler projects have been approved by our Board of Directors and we are now in the execution phase. These projects will result in a reduction in electricity, CO2 emissions, operating, maintenance and waste disposal costs once completed. The current projected cost to reconstruct one existing boiler and build one new boiler to achieve compliance is approximately €131 million (approximately $150 million). Broad legislative changes were enacted by the Slovak Republic to extend the scope of support for renewable sources of energy, that are intended to allow USSK to participate in Slovakia's renewable energy incentive program once both boiler projects are completed.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $4 million at June 30, 2015.
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
CCAA - On September 16, 2014, USSC commenced court-supervised restructuring proceedings under CCAA before the Ontario Superior Court of Justice. As part of the CCAA proceedings, U. S. Steel has submitted both secured and unsecured claims that have been verified by the court-appointed Monitor. As of June 30, 2015, the court-appointed Monitor has verified U. S. Steel's claims in the CCAA proceedings are approximately $1.8 billion. U. S. Steel's claims have been challenged by a number of interested parties which, if successful, could result in the reclassification of those claims and/or modifications to the values of those claims. U. S. Steel is contesting those challenges within the CCAA proceedings and expects a resolution of its claims during the third quarter of 2015. However, U. S. Steel cannot reasonably estimate the outcome at this time.
Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $12 million at June 30, 2015). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $162 million as of June 30, 2015, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by our RPA. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $44 million at June 30, 2015, of which approximately $6 million was classified as current, and $51 million at December 31, 2014, of which $1 million was classified as current. Restricted cash at June 30, 2015 also includes $1 million to fund certain capital projects at Granite City Works. The proceeds become unrestricted as capital expenditures for these projects are made.
Capital Commitments – At June 30, 2015, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $365 million.

Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2015	2016	2017	2018	2019	Later Years	Total
$371	$729	$620	$605	$353	$1,708	$4,386
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, and certain energy and utility services with terms ranging from two to 17 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply 90 percent to 105 percent of the expected annual capacity of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of June 30, 2015, a maximum default payment of approximately $229 million would apply if U. S. Steel terminates the agreement.
Total payments relating to unconditional purchase obligations were $138 million and $136 million for the three months ended June 30, 2015 and 2014, respectively and $249 million and $270 million for the six months ended June 30, 2015 and 2014, respectively.
22.    USSC Retained Interest
U. S. Steel Canada Inc. (USSC), an indirect wholly owned subsidiary of U. S. Steel, with unanimous approval from its Board of Directors applied for relief from its creditors pursuant to CCAA on September 16, 2014. The CCAA filing was approved by the Ontario Superior Court of Justice (the Court) on September 16, 2014 and granted USSC creditor protection while it formulates a plan of restructuring. As a result of the CCAA proceedings, U. S. Steel no longer has a controlling financial interest over USSC, as defined under ASC 810, Consolidation, and therefore has deconsolidated USSC’s financial position as of the end of the day on September 15, 2014.
Prior to the deconsolidation, U. S. Steel made loans to USSC for the purpose of funding its operations and had net trade accounts receivable in the ordinary course of business. The loans, the corresponding interest and the net trade accounts receivable were considered intercompany transactions and were eliminated in the consolidated U. S. Steel financial statements. As of the deconsolidation date, U. S. Steel's retained interest in USSC consisted of the loans, associated interest and net trade accounts receivable which are now considered third party transactions and have been recognized in U. S. Steel's consolidated financial statements based upon the estimated recoverability of their carrying amounts and whether or not the amounts are secured or unsecured.
Subsequent to the CCAA filing, management has continued to assess the recoverability of the Company's retained interest in USSC. During the second quarter of 2015, management's estimate of the recoverable retained interest has been updated as a result of economic conditions impacting the steel industry in North America such as lower prices, elevated levels of imports, the strength of the U.S. dollar and depressed steel company valuations. As a result of our assessment, we recorded a pre-tax charge of approximately $255 million to write-down our retained interest in USSC, to approximately $180 million at June 30, 2015.
23.    Subsequent Event
On July 27, 2015, U. S. Steel entered into a new $1.5 billion credit facility that replaced our $875 million credit facility and concurrently terminated the $625 million RPA. See Note 14 and Part II, Item 5 - Other Information for additional details.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

During the first six months of 2015, the Company adjusted its operating configuration by temporarily reducing its production levels within its Flat-Rolled and Tubular segments as well as permanently shutting down certain of its coke production facilities. Management may continue to further adjust the Company's operations in 2015. Customer order rates for our products, market demand, economic conditions as well as import levels will determine the size and duration of these adjustments.
The consolidated results for the three and six months ended June 30, 2015 do not reflect the results of U. S. Steel Canada (USSC) due to USSC’s filing for creditor protection pursuant to Canada’s Companies’ Creditors Arrangement Act (CCAA) on September 16, 2014. The consolidated statement of operations, consolidated statement of comprehensive income (loss) and consolidated statement of cash flows for the three and six months ended June 30, 2014 include the results for USSC.
Net sales by segment for the three and six months ended June 30, 2015 and 2014 are set forth in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, excluding intersegment sales)	2015	2014	% Change	2015	2014	% Change
Flat-Rolled Products (Flat-Rolled)	$2,125	$2,938	(28)%	$4,318	$5,965	(28)%
U. S. Steel Europe (USSE)	600	757	(21)%	1,292	1,516	(15)%
Tubular Products (Tubular)	160	686	(77)%	531	1,329	(60)%
Total sales from reportable segments	2,885	4,381	(34)%	6,141	8,810	(30)%
Other Businesses	15	19	(21)%	31	38	(18)%
Net sales	$2,900	$4,400	(34)%	$6,172	$8,848	(30)%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended June 30, 2015 versus the three months ended June 30, 2014 is set forth in the following table:
Three Months Ended June 30, 2015 versus Three Months Ended June 30, 2014

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-Rolled	(20)%	(8)%	—%	—%	—%	(28)%
USSE	3%	(5)%	1%	(19)%	(1)%	(21)%
Tubular	(78)%	—%	1%	—%	—%	(77)%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
Net sales were $2,900 million in the three months ended June 30, 2015, compared with $4,400 million in the same period last year. The decrease in sales for the Flat-Rolled segment primarily reflected a decrease in shipments (decrease of 815 thousand net tons), which includes the deconsolidation of USSC (represents 521 thousand net tons, or 64%, of the total volume decrease) and a decrease in average realized prices (decrease of $79 per net ton) as a result of market conditions, including high import levels, which has served to reduce shipment volumes and drastically depress both spot and contract prices. The decrease in sales for the USSE segment was primarily due to the strengthening of the U.S. dollar versus the euro in the three months ended June 30, 2015 as compared to the same period in 2014 (decrease in average exchange rate of 0.27) and lower average realized euro-based prices (decrease of €21 per net ton) partially offset by higher shipments (increase of 38 thousand net tons). The decrease in sales for the Tubular segment primarily reflected lower shipments (decrease of 357 thousand net tons) as a result of reduced drilling activity caused by low crude oil prices and continued high import levels.
Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the six months ended June 30, 2015 versus the six months ended June 30, 2014 is set forth in the following table:
Six Months Ended June 30, 2015 versus Six Months Ended June 30, 2014

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-Rolled	(23)%	(4)%	—%	—%	(1)%	(28)%
USSE	12%	(7)%	(1)%	(18)%	(1)%	(15)%
Tubular	(64)%	2%	2%	—%	—%	(60)%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
Net sales were $6,172 million in the six months ended June 30, 2015, compared with $8,848 million in the same period last year. The decrease in sales for the Flat-Rolled segment primarily reflected a decrease in shipments (decrease of 1,872 thousand net tons), which includes the deconsolidation of USSC (represents 1,080 thousand net tons, or 58%, of the total volume decrease) and a decrease in average realized prices (decrease of $36 per net ton) as a result of market conditions, including high import levels, which has served to reduce shipment volumes and drastically depress both spot and contract prices. The decrease in sales for the USSE segment was primarily due to the strengthening of the U.S. dollar versus the euro in the six months ended June 30, 2015 as compared to the same period in 2014 (decrease in average exchange rate of 0.25) and lower average realized euro-based prices (decrease of €34 per net ton) partially offset by higher shipments (increase of 271 thousand net tons). The decrease in sales for the Tubular segment primarily reflected lower shipments (decrease of 556 thousand net tons) as a result of reduced drilling activity caused by low crude oil prices and continued high import levels.

Pension and other benefits costs
Pension and other benefit costs are reflected in our cost of sales and selling, general and administrative expense line items in the consolidated statements of operations.
Defined benefit and multiemployer pension plan costs totaled $68 million and $139 million in the three and six months ended June 30, 2015, respectively, compared to $85 million and $169 million in the comparable periods in 2014. The

$17 million and $30 million decreases are primarily due to the natural maturation of our pension plans and the deconsolidation of USSC, partially offset by a lower discount rate, expected return on asset assumption, and the effects of settlement charges recorded in 2014 as a result of the retirement of several U. S. Steel executives.
Costs related to defined contribution plans totaled $11 million and $22 million in the three and six months ended June 30, 2015, respectively, compared to $12 million and $24 million in the comparable periods in 2014.
Other benefit costs totaled $(8) million and $(15) million in the three months ended June 30, 2015 and June 30, 2014, respectively. The $7 million increase is primarily related to a one-time $19 million curtailment gain recorded in the three months ended June 30, 2014 related to the elimination of non-union retiree medical coverage after 2017, partially offset by the deconsolidation of USSC. Other benefit costs totaled $(17) million and $(12) million in the six months ended June 30, 2015 and June 30, 2014, respectively. The $5 million decrease is primarily due to the deconsolidation of USSC, partially offset by a one-time $19 million curtailment gain recorded in the six months ended June 30, 2014 related to the elimination of non-union retiree medical coverage after 2017.
Net periodic pension cost, including multiemployer plans, is expected to total approximately $275 million in 2015. Total other benefits costs in 2015 are expected to be a benefit of approximately $(35) million. The pension cost projection includes approximately $75 million of contributions to the Steelworkers Pension Trust.
Non-retirement postemployment benefits
U. S. Steel incurred costs of approximately $25 million and $40 million for the three and six months ended June 30, 2015 related to the accrual of employee costs for supplemental unemployment benefits and the continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others. Payments for these benefits during the three and six months ended June 30, 2015 were $13 million and $14 million, respectively. There were no significant similar costs incurred during the three and six months ended June 30, 2014.
Selling, general and administrative expenses
Selling, general and administrative expenses were $107 million and $209 million in the three and six months ended June 30, 2015, respectively, compared to $143 million and $281 million in the three and six months ended June 30, 2014. The decrease is primarily related to lower pension and other benefits costs, as discussed above, as well as lower expense for profit based payments.

Restructuring and Other Charges
During the three months ended June 30, 2015, the Company recorded a net charge of $19 million, which is reported in restructuring and other charges in the consolidated statement of operations, for employee related costs, including costs for severance, supplemental unemployment benefits (SUB) and continuation of health care benefits as well as other shutdown costs, primarily environmental. Favorable adjustments for changes in estimates on restructuring reserves were made for $18 million, primarily related to employee and environmental costs associated with the shutdown of our cokemaking operations at Gary Works and Granite City Works.
During the six months ended June 30, 2015, the Company recorded a net charge of $172 million, which is reported in restructuring and other charges in the consolidated statement of operations, primarily related to the permanent shutdown of the cokemaking operations at Gary Works and Granite City Works, within our Flat-Rolled segment. In addition to the write-down of the assets, the charge also includes employee related costs, including costs for severance, SUB and continuation of health care benefits as well as other shutdown costs, primarily environmental. Favorable adjustments for changes in estimates on restructuring reserves were made for $18 million, primarily related to employee and environmental costs associated with the shutdown of our cokemaking operations at Gary Works and Granite City Works.
During the three months ended June 30, 2014, the Company recorded severance related charges of $11 million, which were reported in restructuring and other charges in the Consolidated Statement of Operations, for headcount reductions related to certain of our Tubular operations in Bellville, Texas and McKeesport, Pennsylvania, within our Tubular segment, as well as headcount reductions principally at the Company’s corporate headquarters. Cash payments were made related to severance and exit costs of $8 million. In addition, an asset impairment charge of $14 million was taken for certain of the Company's non-strategic assets that were designated as held for sale. Favorable adjustments for changes in estimates on restructuring reserves were made for $2 million.
During the six months ended June 30, 2014, the Company recorded severance related charges of $14 million, which were reported in restructuring and other charges in the Consolidated Statement of Operations, for headcount reductions related to our Canadian operations, within our Flat-Rolled segment, certain of our Tubular operations in Bellville, Texas and McKeesport, Pennsylvania, within our Tubular segment, as well as headcount reductions principally at the Company’s corporate headquarters. Cash payments were made related to severance and exit costs of $13 million. In addition, an asset impairment charge of $14 million was taken for certain of the Company's non-strategic assets that were designated as held for sale. Favorable adjustments for changes in estimates on restructuring reserves were made for $10 million.
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
Management believes its actions with regard to the Company’s operations will have a positive impact on the Company’s annual cash flows of approximately $140 million to $160 million over the course of subsequent annual periods as a result of decreased payroll and benefits costs, capital savings and other idle facility costs. Also, the actions will result in other non-cash savings of approximately $90 million, primarily related to reduced depreciation expense in future periods. Additionally, management does not believe there will be any significant impacts related to the Company’s revenues as a result of these actions.

Earnings before interest and income taxes (EBIT) by segment for the three and six months ended June 30, 2015 and 2014 is set forth in the following table:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2015	2014		2015	2014
Flat-Rolled	$(64)	$30	NM	$(131)	$115	NM
USSE	20	38	(47)%	57	70	(19)%
Tubular	(66)	47	NM	(65)	71	NM
Total (loss) earnings from reportable segments	(110)	115	NM	(139)	256	NM
Other Businesses	6	17	(65)%	14	30	(53)%
Segment EBIT	(104)	132	NM	(125)	286	NM
Items not allocated to segments:
Postretirement benefit expense	(14)	(32)	(56)%	(27)	(64)	(58)%
Other items not allocated to segments:
Loss on write-down of retained interest in USSC	(255)	—	100%	(255)	—	100%
Restructuring and other charges	(19)	—	100%	(19)	—	100%
Loss on shutdown of coke production facilities	—	—	100%	(153)	—	100%
Litigation reserves	—	(70)	100%	—	(70)	100%
Loss on assets held for sale	—	(14)	100%	—	(14)	100%
Curtailment gain	—	19	100%	—	19	100%
Total EBIT	$(392)	$35	NM	$(579)	$157	NM

Segment results for Flat-Rolled

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
Earnings before interest and taxes ($ millions)	$(64)	$30	NM	$(131)	$115	NM
Gross margin	3%	4%	(1)%	4%	7%	(3)%
Raw steel production (mnt)	2,808	4,132	(32)%	5,676	8,623	(34)%
Capability utilization	58%	75%	(17)%	59%	79%	(20)%
Steel shipments (mnt)	2,712	3,527	(23)%	5,329	7,201	(26)%
Average realized steel price per ton (a)	$695	$774	(10)%	$731	$767	(5)%
(a) Average realized steel price per ton excluding USSC was $788 and $781 for the three and six months ended June 30, 2014, respectively.
The decrease in Flat-Rolled results for the three months ended June 30, 2015 compared to the same period in 2014 resulted from lower average realized prices excluding USSC (approximately $250 million) as a result of high import activity which has served to drastically depress both spot and contract prices, lower steel substrate sales to our Tubular segment (approximately $40 million), lower shipment volumes (approximately $30 million), and lower income from our joint ventures (approximately $10 million). These changes were partially offset by lower repairs and maintenance and other operating costs (approximately $160 million), lower raw materials costs (approximately $45 million), lower costs for profit-based payments (approximately $20 million), and lower energy costs (approximately $10 million).

The decrease in Flat-Rolled results for the six months ended June 30, 2015 compared to the same period in 2014 resulted from lower average realized prices excluding USSC (approximately $335 million) as a result of high import activity which has served to drastically depress both spot and contact prices, lower shipment volumes (approximately $80 million), lower steel substrate sales to our Tubular segment (approximately $80 million), and lower income from our joint ventures (approximately $15 million). These changes were partially offset by lower raw materials costs (approximately $155 million), lower energy costs (approximately $55 million), lower costs for profit-based payments (approximately $35 million), and lower repairs and maintenance and other operating costs (approximately $20 million).

Segment results for USSE

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
Earnings before interest and taxes ($ millions)	$20	$38	(47)%	$57	$70	(19)%
Gross margin	9%	11%	(2)%	10%	10%	—%
Raw steel production (mnt)	1,200	1,223	(2)%	2,483	2,364	5%
Capability utilization	96%	98%	(2)%	100%	95%	5%
Steel shipments (mnt)	1,091	1,053	4%	2,355	2,084	13%
Average realized steel price per ton ($)	$533	$691	(23)%	$532	$700	(24)%
Average realized steel price per ton (€)	€483	€504	(4)%	€476	€511	(7)%
The decrease in USSE results for the three months ended June 30, 2015 compared to the same period in 2014 was primarily due to the strengthening of the U.S. dollar versus the euro in the three months ended June 30, 2015 as compared to the same period in 2014 (approximately $50 million), lower average realized euro-based prices (approximately $35 million), and higher repairs and maintenance and other operating costs (approximately $20 million). These changes were partially offset by lower raw materials costs (approximately $85 million).
The decrease in USSE results for the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to lower average realized euro-based prices (approximately $115 million), the strengthening of the U.S. dollar versus the euro in the six months ended June 30, 2015 as compared to the same period in 2014 (approximately $80 million), the absence of the favorable effects of a sale and swap of a portion of our emission credits during the first quarter of 2014 (approximately $15 million) and higher repairs and maintenance and other operating costs (approximately $10 million). These changes were partially offset by lower raw materials costs (approximately $185 million) and higher shipment volumes (approximately $20 million).

Segment results for Tubular

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2015	2014		2015	2014
Earnings before interest and taxes ($ millions)	$(66)	$47	NM	$(65)	$71	NM
Gross margin	(20)%	12%	NM	(1)%	10%	NM
Steel shipments (mnt)	92	449	(80)%	312	868	(64)%
Average realized steel price per ton	$1,651	$1,479	12%	$1,641	$1,479	11%
The decrease in Tubular results for the three months ended June 30, 2015 as compared to the same period in 2014 was primarily due to decreased shipment volumes (approximately $70 million) and increased operating costs primarily due to reduced production levels (approximately $40 million).
The decrease in Tubular results for the six months ended June 30, 2015 as compared to the same period in 2014 was primarily due to decreased shipment volumes (approximately $110 million) and increased repairs and maintenance and other operating costs, primarily due to reduced production levels (approximately $75 million), partially offset by an increase in average realized prices (approximately $35 million) and lower raw materials costs (approximately $10 million).
Gross margins for the three and six months ended June 30, 2015 as compared to the same period in 2014 decreased as a result of a decrease in steel shipments and related production cost inefficiencies.
Results for Other Businesses
Other Businesses had earnings of $6 million and $14 million in the three and six months ended June 30, 2015, compared to earnings of $17 million and $30 million in the three and six months ended June 30, 2014.
Items not allocated to segments
The decrease in postretirement benefit expense in the three and six months ended June 30, 2015 as compared to the same period in 2014 resulted from lower pension and retiree medical expenses as a result of the natural maturation of our pension plans and the deconsolidation of USSC, partially offset by a lower discount rate and expected return on asset assumption.
We recorded a $255 million loss on write-down of our retained interest in USSC in the three and six months ended June 30, 2015 as a result of a change in our assessment of the recoverability of the Company's retained interest in USSC.
We recorded a net $19 million in restructuring and other charges in the six months ended June 30, 2015 as a result of further actions to adjust our operational footprint.
We recorded a $153 million loss on shutdown of coke production facilities in the six months ended June 30, 2015 as a result of the permanent closure of our Gary Works and Granite City Works coke facilities.
We recorded a loss of $70 million in the six months ended June 30, 2014 related to litigation reserves for the Company's ongoing litigation matters.
We recorded a $14 million loss on assets held for sale in the six months ended June 30, 2014 related to the write-down of non-strategic Corporate assets.
We recorded a $19 million curtailment gain in pension and other benefit plans associated with the elimination of non-union retiree medical coverage after 2017.
Net interest and other financial costs

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2015	2014		2015	2014
Interest expense	$53	$60	(12)%	$104	$121	(14)%
Interest income	—	(1)	(100)%	—	(2)	(100)%
Other financial costs	2	5	(60)%	13	14	(7)%
Total net interest and other financial costs	$55	$64	(14)%	$117	$133	(12)%
The decrease in net interest and other financial costs for the three and six months ended June 30, 2015 as compared to the same periods last year is primarily related to the deconsolidation of the Province Note and the redemption of the 4.00% Senior Convertible Notes due May 15, 2014.
The income tax benefit was $186 million and $360 million in the three and six months ended June 30, 2015 compared to a benefit of $11 million and $10 million in the three and six months ended June 30, 2014. The tax provision reflects a benefit for percentage depletion in excess of cost depletion for iron ore that we produce and consume or sell. The tax provision does not reflect any tax benefit for pretax losses in Canada, prior to the deconsolidation on September 16, 2014, which is a jurisdiction where we had recorded a full valuation allowance on deferred tax assets. Included in the tax provision in the first six months of 2015 is a net tax benefit of $31 million relating to the adjustment of certain tax reserves.
The net domestic deferred tax asset was $701 million at June 30, 2015 compared to $318 million at December 31, 2014. The increase is primarily a result of current year net operating loss generation, currency translation adjustments, and the change in our assessment of the recoverability of the Company's retained interest in USSC. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. We continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.
At June 30, 2015, the net foreign deferred tax asset was $1 million, net of an established valuation allowance of $5 million. At December 31, 2014, the net foreign deferred tax asset was $29 million, net of an established valuation allowance of $5 million. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro.
For further information on income taxes see Note 9 to the Consolidated Financial Statements.
Net loss attributable to United States Steel Corporation was $261 million and $336 million in the three and six months ended June 30, 2015, compared to net (loss) earnings of $(18) million and $34 million in the three and six months ended June 30, 2014. The changes primarily reflect the factors discussed above.
BALANCE SHEET
Accounts receivable decreased by $445 million from year-end 2014. Sales in the latter part of a quarter typically represent the majority of the receivables as of the end of the quarter. The decrease in receivables primarily reflected decreased average realized prices and lower shipment volumes.
Inventories decreased by $166 million from year-end 2014 as a result of reduced production levels.
Property, plant and equipment, net, decreased by $143 million from year-end 2014 primarily due to fixed asset impairment charges related to the shutdown of coke facilities at Gary Works and Granite City Works.
Long-term receivables from related parties decreased by $254 million from year-end 2014 primarily as a result of a change in our assessment of the recoverability of the Company's retained interest in USSC.
Total deferred income tax benefits increased by $70 million from year-end 2014 primarily as a result of a change in our assessment of the recoverability of the Company's retained interest in USSC.
Accounts payable and other accrued liabilities decreased by $190 million from year-end 2014 primarily as a result of decreased production levels in the second quarter of 2015 as compared to the fourth quarter of 2014.
Payroll and benefits payable decreased by $124 million from year-end 2014 primarily as a result of profit-based incentive payments related to 2014 financial performance that were paid in March of 2015, partially offset by the absence of profit-based liabilities as of June 30, 2015.
Employee benefits decreased by $165 million from year-end 2014 primarily due to benefit payments made in excess of the net periodic benefit expense recognized in the first six months of 2015.
Deferred income tax liabilities decreased by $285 million from year-end 2014 primarily due to a decrease in forecasted net operating losses that were expected to be utilized in 2015 and foreign currency translation adjustments.
CASH FLOW
Net cash provided by operating activities was $215 million for the six months ended June 30, 2015 compared to $1,353 million in the same period last year. The decrease is primarily due to lower financial results and changes in working capital period over period.
Changes in working capital can vary significantly depending on factors such as the amount and timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.
Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the three months and twelve months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Twelve Months Ended June 30,
	2015	2014	2015	2014
Accounts Receivable Turnover	1.8	2.1	8.3	8.2
Inventory Turnover	1.2	1.7	5.6	6.9
Capital expenditures for the six months ended June 30, 2015, were $276 million, compared with $186 million in the same period in 2014. Flat-Rolled capital expenditures were $188 million and included spending for the ongoing implementation of an enterprise resource planning (ERP) system, the Granite City Works Steel Shop Tap and Charging Emission Control System, a blast furnace reline at Mon Valley Works, blast furnace maintenance at Granite City Works and various other infrastructure, environmental and strategic projects. Tubular capital expenditures of $40 million related to the new EAF and coupling facilities as well as various other infrastructure and strategic capital projects. USSE capital expenditures of $45 million consisted of spending for infrastructure and environmental projects.
U. S. Steel’s contractual commitments to acquire property, plant and equipment at June 30, 2015, totaled $365 million.
Capital expenditures for 2015 are expected to total approximately $500 million and remain focused largely on strategic, infrastructure and environmental projects.
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
With reduced pricing for iron-ore, management is considering its options with respect to the Company's iron-ore position in the United States. The Company is also exploring opportunities related to the availability of reasonably priced natural gas as an alternative to coke in the iron reduction process to improve our cost competitiveness, while reducing our dependence on coal and coke. We are examining alternative iron and steelmaking technologies such as gas-based, direct-reduced iron (DRI) and electric arc furnace (EAF) steelmaking. We have received the necessary authorizations from the Jefferson County Department of Health and the Alabama Department of Environmental Management. Construction of the EAF began in the second quarter of 2015, with construction expected to be complete in the third quarter of 2016.
Acquisitions in the first six months of 2015 reflects the purchase of the 50 percent joint venture interest in Double Eagle Steel Coating Company not already owned by U. S. Steel.
Disposal of assets in the first six months of 2014 primarily reflects cash proceeds from transactions to sell and swap a portion of the emissions allowances at USSK.
Repayment of long-term debt in the first six months of 2015 primarily reflects the repayment of certain environmental revenue bonds. Repayment of long-term debt in the first six months of 2014 reflects the redemption of the remaining $322 million principal amount of our 2014 Senior Convertible Notes. The aggregate price, including accrued and unpaid interest, for the 2014 Senior Convertible Notes redeemed was approximately $327 million and the redemptions were paid with cash.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes U. S. Steel’s liquidity as of June 30, 2015:

(Dollars in millions)
	Cash and cash equivalents	$1,210
	Amount available under $875 Million Credit Facility	875
	Amount available under Receivables Purchase Agreement	317
	Amount available under USSK credit facilities	256
	Total estimated liquidity	$2,658
As of June 30, 2015, $482 million of the total cash and cash equivalents was held by our foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.
As of June 30, 2015, there were no amounts drawn under our $875 million credit facility agreement (Amended Credit Agreement) and inventory values calculated in accordance with the Amended Credit Agreement supported the full $875 million of the facility. Under the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio (as further defined in the Amended Credit Agreement) of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Amended Credit Agreement is less than the greater of 10 percent of the total aggregate commitments and $87.5 million. Since availability was greater than $87.5 million, compliance with the fixed charge coverage ratio covenant was not applicable. The Amended Credit Agreement expires in July 2016.
As of June 30, 2015, U. S. Steel has a Receivables Purchase Agreement (RPA) that provides liquidity and letters of credit depending upon the number of eligible domestic receivables generated by U. S. Steel. Domestic trade accounts receivables are sold, on a daily basis, without recourse, to U. S. Steel Receivables, LLC (USSR), a consolidated wholly owned special purpose entity. As U. S. Steel accesses this facility, USSR sells senior undivided interests in the receivables to third parties, while maintaining a subordinated undivided interest in a portion of the receivables. U. S. Steel has agreed to continue servicing the sold receivables at market rates.
The RPA may be terminated on the occurrence and failure to cure certain events, including, among others, failure by U. S. Steel to make payments under our material debt obligations and any failure to maintain certain ratios related to the collectability of the receivables. The maximum amount of receivables eligible for sale is $625 million and the facility expires in July 2016. At June 30, 2015, eligible accounts receivable supported $367 million of availability under the RPA, and there were no receivables sold to third-parties under this facility. The subordinated retained interest at June 30, 2015 was $367 million with availability of $317 million due to approximately $50 million of letters of credit outstanding.
On July 27, 2015, the Company entered into a five-year Third Amended and Restated Credit Agreement (Third Amended and Restated Credit Agreement) replacing the Company's Amended Credit Agreement, and concurrently terminated the RPA. The Third Amended and Restated Credit Agreement increases the amount of the facility to $1.5 billion. Maturity may be accelerated 91 days prior to the stated maturity of any outstanding senior debt if excess cash and credit facility availability do not meet the liquidity conditions set forth in the Third Amended and Restated Credit Agreement. Borrowings are secured by liens on all domestic inventory, trade accounts receivable, and other related assets. Similar to the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 when availability under the Third Amended and Restated Credit Agreement is less than the greater of 10 percent of the total aggregate commitments and $150 million.
The Third Amended and Restated Credit Agreement establishes a borrowing base formula, which limits the amounts U. S. Steel can borrow to a percent of the value of certain domestic inventory and trade receivables less specified reserves. The Third Amended and Restated Credit Agreement provides for borrowings at interest rates based on defined, short-term, market rates plus a spread based on availability and includes other customary terms and conditions including restrictions on our ability to create certain liens and to consolidate, merge or transfer all, or substantially all, of our assets. If this facility had been in place and the RPA was terminated at June 30, 2015, U. S. Steel's liquidity would have been higher by approximately $300 million due to the terms of the new facility.

At June 30, 2015, USSK had no borrowings under its €200 million (approximately $224 million) unsecured revolving credit facility (the USSK Credit Agreement). The USSK Credit Agreement contains certain USSK financial covenants (as further defined in the USSK Credit Agreement) as well as other customary terms and conditions. At June 30, 2015, USSK had full availability under the USSK Credit Agreement. The USSK Credit Agreement expires in July 2016.
USSK also has a €20 million unsecured revolving credit facility that expires in December 2015 and a €10 million unsecured credit facility that expires in December 2016. At June 30, 2015, USSK had no borrowings under its €20 million and €10 million unsecured credit facilities (collectively approximately $33 million) and the availability was approximately $32 million due to approximately $1 million of outstanding customs and other guarantees.
In conjunction with the filing for CCAA protection, on September 16, 2014, U. S. Steel Holdings, Inc. (a subsidiary of United States Steel Corporation) entered into a Debtor-in-Possession (DIP) credit facility with USSC, that was approved by the Ontario Superior Court of Justice on October 8, 2014, and provides for borrowings under the facility of a maximum commitment of C$185 million (approximately $148 million). At June 30, 2015, there were no amounts drawn under the DIP facility.

On July 16, 2015, USSC secured a new lender to provide DIP financing. On July 24, 2015, the Ontario Superior Court of Justice approved the new facility, pursuant to which, Brookfield Capital Partners, Ltd. will provide up to CAD$150 million to USSC. Following the satisfaction of certain conditions, the existing DIP facility between U. S. Steel Holdings, Inc. (a subsidiary of United States Steel Corporation) and USSC will be terminated.
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
We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $162 million of liquidity sources for financial assurance purposes as of June 30, 2015. Increases in these commitments which use collateral are reflected in restricted cash on the consolidated statement of cash flows.
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,891 million as of June 30, 2015 (including the Senior Notes and Senior Convertible Notes) may be declared immediately due and payable; (b) the Amended Credit Agreement, the RPA and the USSK Credit Agreement may be terminated and any amounts outstanding declared immediately due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield slab caster for $34 million or provide a cash collateralized letter of credit to secure the remaining obligation.
The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $4 million at June 30, 2015. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.
Our major cash requirements in 2015 are expected to be for capital expenditures, employee benefits, and operating costs, including purchases of raw materials. We finished the second quarter of 2015 with $1.2 billion of cash and cash equivalents and $2.7 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.
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
Focus on Technology and Innovation
U. S. Steel has increased its investments in technology and innovation focused on new products, new processes, and process optimization. We have also increased our capabilities in people and equipment, namely at our Research and Technology Center in Munhall, Pennsylvania, and at our Automotive Technical Center in Troy, Michigan. A primary focus is developing customer solutions. We have made progress developing advanced high strength steels for automotive applications up to and including Generation 3 steels that possess unique properties in terms of strength, formability and toughness for light weighting and crash worthiness. We are working closely with customers on specific applications for their use using advanced analytic techniques for geometry, grade and gauge redesign. We have also made advancements in our strategy to develop a full suite of premium connections with the addition of a very advanced (CAL IV) threaded and coupled premium connection with metal to metal seal named USS- Liberty TC. This work is benefiting from our investment in a new full scale tubular connection test frame located at Offshore Operations in Houston, Texas.
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
USSK is subject to the environmental laws of Slovakia and the European Union (EU). An EU law commonly known as Registration, Evaluation, Authorization and Restriction of Chemicals, Regulation 1907/2006 (REACH) requires the registration of certain substances produced in or imported into the EU, and applying for authorization to continue use where replacement of certain substances is not possible or feasible. In some cases replacements for substances currently used in our operations will have to be implemented. We are also beginning the process of seeking authorization for continued use of these substances until viable alternatives can be proved and implemented. March 21, 2016, is the deadline for filing an Application for Authorization to be permitted to continue using hexavalent chromium substances until suitable alternatives can be identified. The authorization will be for four years, after which time replacement substances must be employed. Efforts are ongoing to identify, test and prove the feasibility of replacement substances. Although USSK is currently compliant with REACH, efforts to remain compliant will require capital investment and increased operational costs. We cannot reliably estimate the potential cost of complying with these measures at this time. For further discussion of laws applicable in Slovakia and the EU and their impact on USSK, see Note 21 to the Consolidated Financial Statements, "Contingencies and Commitments – Environmental Matters – EU Environmental Requirements."
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
The EU has established GHG regulations for the EU member states. International negotiations to supplement and eventually replace the 1997 Kyoto Protocol are ongoing. The next round of negotiations will take place in 2015. In October 2014, the European Council approved 2030 goals in the areas of GHG reduction, energy efficiency and the use of renewable resources. Those targets are expected to transfer into legislation by 2020. Until the full details of the program are made known through specific enacting legislation, we cannot reasonably forecast the costs and benefits which might result from the program.
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
U. S. Steel entered into transactions to sell and swap a portion of our emissions allowances and recognized a gain of $17 million during the six months ended June 30, 2014. There were no such similar transactions for the six months ended June 30, 2015.
For further discussion of the ETS and related EU legislation, see Note 21 to the Consolidated Financial Statements, "Contingencies and Commitments – Environmental Matters – CO2 Emissions."

In September 2011, the EPA sent domestic integrated steel facilities, including U. S. Steel, an Information Collection Request for future rulemaking activities pursuant to the Clean Air Act (CAA). U. S. Steel responded to the request, and the EPA, as part of a voluntary remand that was granted by the D. C. Court of Appeals, is currently performing a review of the existing Iron and Steel Maximum Achievable Control Technology (MACT) regulations. U. S. Steel and other integrated steel companies are in communication with the EPA on the review. Additionally, the EPA is required, pursuant to the Clean Air Act, to conduct a risk and technology review of the Coke Pushing, Quenching, and Battery Stack MACT. U. S. Steel is anticipating a forthcoming Information Collection Request from EPA. At this time, the operational and financial impact of the Iron and Steel MACT or Coke MACT review cannot be quantified.

In June 2010, the EPA set a new National Ambient Air Quality Standard (NAAQS) for sulfur dioxide (SO2). Subsequently, the Great Lakes Works and Mon Valley Works facilities were deemed to be located in non-attainment areas for the SO2 NAAQS. The non-attainment designation will require the facilities to implement operational and/or capital requirements to demonstrate attainment with the 2010 standard. The EPA will determine SO2 NAAQS attainment designations for the remainder of U. S. Steel facilities at a future date. At this time, the operational and financial impact of the SO2 NAAQS cannot be reasonably quantified.

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

At June 30, 2015, U. S. Steel had been identified as a PRP at a total of nine CERCLA sites where liability is not resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs will be between $100,000 and $1 million for seven sites, between $1 million and $5 million for one site and over $5 million for one site.

In addition to the foregoing matters, there are six sites related to U. S. Steel where information requests have been received or there are other indications that U. S. Steel may be identified as a PRP under CERCLA, but where sufficient information is not presently available to confirm the existence of liability or to make any judgment as to the amount thereof.
For further discussion of relevant environmental matters, see "Part II. Other information – Item 1. Legal Proceedings – Environmental Proceedings."
During the first six months of 2015, U. S. Steel recorded a net decrease of $6 million to our accrual balance for environmental matters for U.S. and international facilities. The total accrual for such liabilities at June 30, 2015 was $206 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in Note 15 to the Consolidated Financial Statements.
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
OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any new material off-balance sheet arrangements during the second quarter of 2015.

OUTLOOK
We currently expect commercial conditions to improve in the second half of 2015 from the conditions we experienced in the first half, as supply chain inventories continue to rebalance, primarily in our flat-rolled markets. Based on increasing benefits from our Carnegie Way transformation and our aggressive efforts to reduce operating costs to align them with our utilization levels, we currently expect to be within our full-year adjusted EBIT of $115 million to $315 million, or full-year adjusted earnings before interest, income taxes, depreciation and amortization (EBITDA) of $700 million to $900 million, guidance range for 2015. While we continue to find additional short term cost reductions and generate additional Carnegie Way benefits, if the current pace of commercial improvement in our markets does not increase, we would expect to be near the low end of the range. Consistent with our Carnegie Way transformation process, we are focused on converting as much of the short term cost reductions as possible into permanent improvements in our cost structure.

LABOR AGREEMENT
We are currently negotiating with the United Steelworkers for a new labor agreement covering most of our domestic operations. The current agreement expires on September 1, 2015.
INTERNATIONAL TRADE
U. S. Steel remains active in its efforts to ensure that competitors are not engaging in unfair trade practices. In recent years, a significant number of steel imports have been found to violate U.S., Canadian, and Mexican trade laws. Under these trade laws, antidumping duties (AD) can be imposed against foreign producers of products that are sold in these markets at prices lower than charged in their own markets or, for producers in nonmarket economies, in surrogate markets. Countervailing duties (CVD) can be imposed against products that have benefited from foreign government subsidies for the production, manufacture, and export of the product.
As in the past, U. S. Steel continues to monitor unfairly traded imports and is prepared to seek appropriate remedies against such importing countries. For example, Corrosion Resistant Steel (CORE) imports from the subject countries of China, South Korea, Taiwan, India and Italy rose nearly 85% from 1.48 million net tons (NT) in 2013 to almost 2.75 million NT last year, and over 33% from 588,000 NT in the first quarter of 2014 to 786,000 NT in the first quarter of this year. The market share held by these imports surged from 7.7 percent in 2012 to 15.3 percent in the first quarter of 2015.

In an effort to stem the increased flow of unfairly traded CORE products into the U.S. market, on June 3, 2015, U. S. Steel, along with other steel producers, filed petitions with the Department of Commerce (DOC) and the International Trade Commission (ITC) alleging that unfairly traded imports of CORE from the subject countries are causing material injury to the domestic industry and that significant subsidies have been provided to producers by the governments of those countries. The petitions also allege the foreign producers benefit from numerous countervailable subsidies. U. S. Steel contends there is evidence which supports the claim that producers in the subject countries are flooding the U.S. market with dumped imports of CORE at less than the cost to produce the material and, as a result, are injuring and will continue to injure the domestic producers. Further, the petitioners claim that producers of the subject countries received substantial government subsidies in the form of export loans, preferential income tax treatment, land at less than adequate value, and grants to assist in the development of export markets, all of which violate U.S. and international trade laws. The petitions identify 48 different subsidy programs in China, 88 subsidy programs in India, 12 subsidy programs in Italy, 43 subsidy programs in South Korea and 22 subsidy programs in Taiwan.

On July 16, 2015, the ITC determined that there is a reasonable indication the U.S. industry is threatened with material injury by reason of imports of certain CORE products from the subject countries that are allegedly subsidized and sold in the U. S. at less than the cost to produce the material. All six ITC Commissioners voted in the affirmative. As a result of the ITC’s affirmative determinations, the DOC will continue to conduct its investigations on imports of CORE products from the subject countries, with preliminary CVD determinations due on or about August 27, 2015, and preliminary AD duty determinations due on or about November 10, 2015.

On July 28, 2015, U. S. Steel, joined by other major U.S. steel companies filed petitions charging that unfairly-traded imports of certain cold-rolled steel flat products from Brazil, China, India, Japan, South Korea, Netherlands, Russia and the United Kingdom are causing material injury to the domestic industry. The petitions allege that producers in each of the eight countries are dumping cold-rolled steel in the U.S. market at substantial margins and that the foreign producers in Brazil, China, India, South Korea, and Russia benefit from numerous countervailable subsidies provided by their governments. U. S. Steel filed this action in response to large and increasing volumes of low-priced imports of cold-rolled steel from the subject countries since 2012 that have injured U.S. producers.

In a separate matter, on March 17, 2015, the DOC announced its affirmative preliminary determination in the CVD investigation of imports of welded line pipe from the Republic of Turkey (Turkey) and its negative preliminary determination in the CVD investigation of imports of welded line pipe from the Republic of South Korea (South Korea). In the South Korean investigation, the DOC preliminarily determined that mandatory respondents NEXTEEL Co. Ltd. and SeAH Steel Corporation received subsidy rates of 47 percent and 52 percent, respectively. These rates are considered de minimis under U.S. law, resulting in a negative preliminary determination that applies to the country as a whole. In the Turkey investigation, the DOC preliminarily determined that mandatory respondents Borusan Mannesmann Boru Sanayi ve Ticaret A.S. and Tosyali Dis Ticaret A.S. (Borusan) received subsidy rates of 8.85 percent and 3.76 percent, respectively. All other producers/exporters in Turkey have been assigned a preliminary subsidy rate of 4.36 percent. This case is now in the final investigative stage, during which U. S. Steel will submit its response.

In addition to the recent case filings, U. S. Steel is actively defending appeals. On June 24, 2015, the U. S. Court of Appeals for the Federal Circuit (CAFC) sustained the DOC’s determination that Borusan engaged in targeted dumping. Targeted dumping occurs when comparable merchandise differs significantly among purchasers, regions, or periods of time. In this appeal, Borusan challenged DOC’s failure to consider Borusan’s alternate explanation for the observed pricing patterns. The CAFC refuted Borusan’s claims and affirmed the Court of International Trade’s judgment and sustained the DOC’s calculation. Accordingly, imports of circular welded carbon steel pipes and tubes manufactured by Borusan Mannesmann Boru Sanayi ve Ticaret A.S. in Turkey will remain subject to 3.55 percent antidumping duties.

Other countries are also initiating trade enforcement measures. On January 28, 2015, the Turkish Ministry of Economy launched an AD probe on imports of hot-rolled steel coils from China, Japan, France, Russia, Ukraine, Romania, and Slovakia, which implicates exports from U. S. Steel Košice (USSK). U. S. Steel strongly believes that imports of hot-rolled steel coils from Slovakia did not injure the domestic hot-rolled steel coil producers in Turkey. USSK responded to the Exporters’ Questionnaire from the Turkish Ministry of Economy, which was filed on April 3, 2015. On July 14, outside counsel for USSK testified and presented a vigorous defense against Turkey’s dumping allegations. The Turkish authorities are expected to conduct a field audit of USSK’s submission in August. Diplomatic engagement continues with the participation of the affected parties.

AD and CVD orders are generally subject to "sunset" reviews every five years and U. S. Steel actively participates in such review proceedings. In January 2015, the five-year sunset review of the AD and CVD orders on oil country tubular goods (OCTG) from China was initiated. On March 6, 2015, the ITC voted to conduct an expedited review, and on April 7, 2015, the DOC made its final determination that revocation of the order would be likely to lead to the continuation or recurrence of dumping and the continuation or recurrence of the use of countervailable subsidies. On April 28, 2015, the ITC commissioners voted six to zero in the affirmative to continue the AD and CVD orders on OCTG from China. As a result, AD rates ranging from 32.1 percent to 172.5 percent, and CVD rates ranging from 20.9 percent to 26.2 percent will continue to be imposed against imports of OCTG from China. The AD and CVD orders will remain in place for an additional five years.
In the 2013 AD and CVD case against OCTG producers from India, South Korea, Taiwan, Turkey, Ukraine, and Vietnam, the DOC issued AD orders against said countries and CVD orders against India and Turkey. The respondents filed appeals with the Court of International Trade (CIT). At present, U. S. Steel is involved in over a dozen separate appeals filed at the CIT from the OCTG determinations.
U. S. Steel is also active in ongoing disputes before the World Trade Organization (WTO). At the end of 2014, South Korea filed a separate action with the WTO challenging the OCTG ruling. While U. S. Steel strongly believes that all of the imports in question were traded unfairly, and that relief is fully justified under United States law, the outcome of the appeals remains uncertain. In addition to this dispute, we are monitoring four additional cases before the WTO.

Competition from imports will continue to influence the market. The cyclical nature of the demand for steel products and the sensitivity of that demand to worldwide general economic conditions, as well as currency fluctuations, influence both the domestic and international steel market. The sovereign debt issues in the EU coupled with a weak demand for steel, the strengthening of the U.S. dollar, and the worldwide overcapacity of steel continue to make the U.S. an attractive market for foreign steel producers. Demand for flat-rolled products is influenced by a wide variety of factors, including but not limited to the supply-demand balance, inventories, imports and exports, currency fluctuations, and the demand from flat-rolled consuming markets. The largest drivers of North American consumption have historically been the automotive and construction markets, which make up at least 50 percent of total sheet consumption. Other sheet consuming industries include appliance, converter, container, tin, energy, electrical equipment, agricultural, domestic and commercial equipment and industrial machinery.

Demand for energy related tubular products depends on several factors, most notably energy prices, which tend to affect the number of oil and natural gas wells being drilled, completed and re-worked, the depth and drilling conditions of these wells and the drilling techniques utilized. The level of these activities depends primarily on the demand for natural gas and oil and expectations about future prices for these commodities. Demand for our tubular products is also affected by the continuing development of shale oil and gas reserves, the level of production by domestic manufacturers, inventories maintained by manufacturers, distributors, and end users and by the level of new capacity and imports in the markets we serve. The possible lifting of the crude oil export ban by the U.S. Congress may also influence demand for tubular products.

U. S. Steel continually assesses the impact of imports from foreign countries on our business, and continues to execute a broad, global strategy to enhance the means and manner in which it competes in the U.S. market and internationally. Across five platforms, U. S. Steel is leveraging its unique experience, knowledge, and reputation to forge alliances and partnerships to advance innovative structural changes to commercial and legal regimes to better position and support the U.S. steel industry in the 21st century and beyond.

Most recently U. S. Steel succeeded in its efforts to strengthen and clarify U.S. trade laws. On June 29, 2015, President Barack Obama signed into law the Trade Preferences Extension Act, which included the steel industry’s trade remedy provisions. The Company drafted specific language to address the erosion and misapplication of the AD and CVD injury standard, the heart of which was incorporated into an industry-wide endorsed proposal submitted to the Senate Finance and House Ways and Means Committees for consideration and inclusion into the reauthorization of the Trade Adjustment Assistance program, which was adopted and signed into law with the Trade Promotion Authority. As a result of these efforts, for the first time in several decades, U.S. AD and CVD laws were amended to clarify and strengthen the material injury standard and enhance the ability of the DOC to address misleading information submitted by foreign producers during AD and CVD trade enforcement proceedings.

In an effort to mitigate the negative impact of unfairly traded foreign imports on our business, U. S. Steel has also initiated discussions to change the AD/CVD system through regulatory practices and procedures; commenced substantive work with regional trade partners and organizations; outlined a robust engagement with the Administration to tackle global overcapacity through bilateral negotiations as well as in multilateral fora; and commenced discussions with other industries and stakeholders to launch a public education campaign.

NEW ACCOUNTING STANDARDS
See Note 2 to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in U. S. Steel's exposure to market risk from December 31, 2014.

Item 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2015. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION
SUPPLEMENTAL STATISTICS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
SEGMENT EARNINGS (LOSS) BEFORE INTEREST AND INCOME TAXES:
Flat-Rolled	$(64)	$30	$(131)	$115
U. S. Steel Europe	20	38	57	70
Tubular	(66)	47	(65)	71
Total reportable segments	(110)	115	(139)	256
Other Businesses	6	17	14	30
Items not allocated to segments:
Postretirement benefit expense	(14)	(32)	(27)	(64)
Other items not allocated to segments:
Loss on write-down of retained interest in USSC	(255)	—	(255)	—
Restructuring and other charges	(19)	—	(19)	—
Loss on shutdown of coke production facilities	—	—	(153)	—
Litigation reserves	—	(70)	—	(70)
Loss on assets held for sale	—	(14)	—	(14)
Curtailment gain	—	19	—	19
Total (loss) earnings before interest and income taxes	$(392)	$35	$(579)	$157
CAPITAL EXPENDITURES
Flat-Rolled	$56	$47	$188	$102
U. S. Steel Europe	24	17	45	35
Tubular	24	31	40	47
Other Businesses	—	1	3	2
Total (a)	$104	$96	$276	$186
OPERATING STATISTICS
Average realized price: ($/net ton) (b)
Flat-Rolled	$695	$774	$731	$767
Flat-Rolled U.S. Facilities (c)	695	788	731	781
U. S. Steel Europe	533	691	532	700
Tubular	1,651	1,479	1,641	1,479
Steel Shipments:(b)(d)
Flat-Rolled	2,712	3,527	5,329	7,201
Flat-Rolled U.S. Facilities (c)	2,712	3,006	5,329	6,121
U. S. Steel Europe	1,091	1,053	2,355	2,084
Tubular	92	449	312	868
Raw Steel Production:(d)
Flat-Rolled	2,808	4,132	5,676	8,623
Flat-Rolled U.S. Facilities (c)	2,808	3,528	5,676	7,421
U. S. Steel Europe	1,200	1,223	2,483	2,364
Raw Steel Capability Utilization: (e)
Flat-Rolled	58%	75%	59%	79%
Flat-Rolled U.S. Facilities (f)	58%	73%	59%	77%
U. S. Steel Europe	96%	98%	100%	95%

(a)	Excludes the (decrease) increase in accrued capital expenditures of $(18) million and $4 million for the six months ended June 30, 2015, and 2014, respectively.

(b)	Excludes intersegment transfers.

(c)	Excludes U. S. Steel Canada Inc. for all periods presented.

(d)	Thousands of net tons.

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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
GENERAL LITIGATION

On September 16, 2014, U. S. Steel Canada Inc. commenced court-supervised restructuring proceedings under Canada's Companies' Creditors Arrangement Act (CCAA) before the Ontario Superior Court of Justice. As part of the CCAA proceedings, U. S. Steel has submitted both secured and unsecured claims that have been verified by the court-appointed Monitor. As of June 30, 2015, the court-appointed Monitor has verified U. S. Steel's claims in the CCAA proceedings are approximately $1.8 billion. U. S. Steel's claims have been challenged by a number of interested parties which, if successful, could result in the reclassification of those claims and/or modifications to the values of those claims. U. S. Steel is contesting those challenges within the CCAA proceedings and expects a resolution of its claims during the third quarter of 2015. However, U. S. Steel cannot reasonably estimate the outcome at this time.
ENVIRONMENTAL PROCEEDINGS
Gary Works
U. S. Steel has agreed to close three hazardous waste disposal (HWD) sites located on plant property at Gary Works: D5, along with an adjacent solid waste disposal unit, Terminal Treatment Plant (TTP) Area; T2; and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The Indiana Department of Environmental Management (IDEM) has approved the closure plans for all three sites. Closure is complete at D5, TTP, and T2, with IDEM approval of the closure certification reports on February 1, 2012 (D5), April 3, 2012 (TTP), and November 1, 2012 (T2). Final field work for the HWD-2 and Refuse Area Project will continue through the third quarter of 2015. As of June 30, 2015, the accrued liability for estimated costs to close these sites is approximately $3 million.
On October 23, 1998, the EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a RCRA Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation. Reports of field investigation findings for Phase I work plans have been submitted to the EPA. Through June 30, 2015, U. S. Steel has spent $61 million for corrective action studies, Vessel Slip Turning Basin interim measures and other corrective actions.
U. S. Steel continues to conduct focused groundwater assessment work previously identified by the Perimeter Groundwater Monitoring Program and approved by the EPA. U. S. Steel has completed portions of an Interim Stabilization Measure to address certain components of the East Side Groundwater Solid Waste Management Area as required by the Order. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $33 million as of June 30, 2015, based on the estimated remaining costs.
Mon Valley Works

On October 23, 2013, the Allegheny County Health Department (ACHD) issued a notice of violation (NOV) to U. S. Steel regarding emissions from its C Battery quench tower. In the NOV, ACHD alleges that based upon stack testing data, the sulfur compound emissions from the quench tower exceeded those authorized by the corresponding installation permit. U. S. Steel notified ACHD that it cannot continuously meet the sulfur compound emission limits from the pushing operations and the underfire stack at C Battery, and that it cannot certify continuous compliance with permit requirements associated with charging emissions from C Battery. On August 7, 2014, U. S. Steel and ACHD entered into an administrative Consent Order and Agreement in which U. S. Steel agreed to (and subsequently did) submit a permit application to correct the emission limits for pushing, quenching, and the underfire stacks, comply with the charging limit by October 31, 2015, and pay a civil penalty of $300,000. U. S. Steel has paid $150,000 of this penalty and the remaining $150,000 is due by December 31, 2015.
Fairless Plant
In January 1992, U. S. Steel commenced negotiations with the EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform an RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. The cost to U. S. Steel to continue to maintain the interim measures, develop a Phase II/III RFI Work Plan and implement certain corrective measures is estimated to be $584,000. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”
Fairfield Works
A consent decree was signed by U. S. Steel, the EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM), with the approval of the EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. The Phase I RFI for waste disposed of at the Exum Materials Management Area was voluntarily implemented in December 2011 with a final completion report submitted to ADEM in June 2012. A Phase II RFI for the Fairfield facility property was completed in December 2012 and the completion report was submitted to ADEM in the third quarter of 2013. Additional Phase II facility investigations will commence in the third quarter of 2015. In total, the accrued liability for remaining work under the Corrective Action Program, including the former Ensley facility, was $398,000 at June 30, 2015, based on estimated remaining costs. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”
Lorain Tubular Operations
In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (OEPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Area of Contamination was submitted in March 2012. A revised Phase II workplan that addresses additional soil investigations, site wide groundwater and the pipe mill lagoon was submitted to the OEPA in July 2013 and approved in December 2013. Perimeter groundwater monitoring wells were installed in June 2014 and the four rounds of sampling have been completed. As of June 30, 2015, U. S. Steel has spent $1 million on studies at this site, and costs to complete additional projects are estimated to be $148,000. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Great Lakes Works
On October 10, 2012, the Michigan Department of Environmental Quality (MDEQ) issued a Violation Notice alleging the No. 2 baghouse at the No. 2 BOP exceeded applicable emission limits based upon stack testing conducted earlier in 2012. On October 31, 2012, U. S. Steel responded to the notice indicating that corrective actions at the baghouse have been employed, and stack tests conducted after the repairs were made demonstrate the stack complies with emission limits. In addition, on April 26, 2013, MDEQ issued a Violation Notice alleging the Selective Catalytic Reduction system on the Continuous Galvanizing Line was not operating properly on March 27, 2013. U. S. Steel responded to the Violation Notice on May 24, 2013. On October 8, 2014, U. S. Steel entered into an administrative consent order with MDEQ in which U. S. Steel, while admitting no liability, agreed to pay a civil penalty of $111,000, retest the No. 2 BOP baghouse, and submit a permit application to revise the limits and operating practices regarding the Continuous Galvanizing Line. U. S. Steel has since paid the civil penalty, submitted a permit application to amend the permit for the Continuous Galvanizing Line, and demonstrated compliance at the No. 2 BOP baghouse by retesting it pursuant to the terms of the consent order. U. S. Steel is currently negotiating the requested revisions to the Continuous Galvanizing Line permit with MDEQ.

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

Great Lakes Works received Violation Notices from MDEQ relating to BOP roof monitor opacity exceedances which allegedly occurred in September and November of 2014. U. S. Steel responded to the notices and continues to discuss resolution of the matter with MDEQ.

On April 6, 2015, Great Lakes Works received a Violation Notice for alleged emissions violations reported in the stack test results for the No. 1 Argon Stir Station baghouse submitted to MDEQ on December 9, 2014. U. S. Steel has responded to the notice.

On May 7, 2015, Great Lakes Works received a Violation Notice for alleged emission violations self-reported by U. S. Steel regarding an isolated event that occurred on April 17, 2014, which resulted in abnormal emissions from the Electrostatic Precipitator at the No. 2 Basic Oxygen Furnace. U. S. Steel responded to the Notice on May 26, 2015.

On May 27, 2015, Great Lakes Works received a Violation Notice in which MDEQ alleged that U. S. Steel did not obtain a required permit to install a BOP vessel replacement that occurred in November 2014. U. S. Steel responded to MDEQ on June 17, 2015.

Although discussions with MDEQ regarding the foregoing alleged violations are ongoing and the resolution of these matters is uncertain at this time, it is not anticipated that the result of those discussions will be material to U. S. Steel.
Granite City Works
In connection with two Violations Notices U. S. Steel received in 2004 related to air violations at its Granite City Works facility and on-going correspondence since that time, U. S. Steel continues to negotiate permit modifications to address blast furnace gas sulfur dioxide emissions. U. S. Steel has otherwise fully complied with a Consent Order entered into in December 2007 and the other issues raised in the two Violation Notices have been resolved. However, the ultimate disposition of this matter is uncertain and any associated liabilities cannot be calculated at this time.
On July 1, 2010, U. S. Steel entered into a Memorandum of Understanding (MOU) with IEPA that requires Granite City Works to achieve reductions in emissions of particulate matter. To complete the obligations pursuant to the MOU, U. S. Steel is constructing a new facility with additional pollution controls at the BOF. Construction of the new facility, which is expected to cost approximately $45 million, began in 2013. Pre-commissioning activities began in the second quarter of 2015.
On November 30, 2012, IEPA issued a Violation Notice alleging violations of emission standards from Granite City Works' BOF. In the Notice, IEPA also alleged the facility failed to comply with associated CAA regulations and the facility did not use steam rings at the BOF as required by the facility’s Title V permit. U. S. Steel met with IEPA on February 6, 2013 and provided a written response on February 27, 2013. U. S. Steel and IEPA continue to discuss resolution of the matter.

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
On March 2, 2012, U. S. Steel’s Keetac facility received an NOV from the Minnesota Pollution Control Agency (MPCA) for alleged violations of the Minnesota Fugitive Dust Rule. U. S. Steel responded to the notice on March 30, 2012 in which it respectfully contested the allegations provided in the notice. To date, no response from MPCA has been received nor has any penalty been assessed.
On January 20, 2013, U. S. Steel’s Keetac facility received an Alleged Violations Letter (AVL) from MPCA alleging a violation of Minnesota rules during a wind and fugitive dust event on the Keetac Taconite tailings basin in December 2012. In February 2013, U. S. Steel responded to the AVL indicating that no violation occurred, and also explained the actions taken by Keetac during the December wind event to minimize emissions. To date, no response from MPCA has been received nor has any penalty been assessed.
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
Geneva Works
At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). As of June 30, 2015, U. S. Steel has spent $18.7 million to complete remediation on certain areas of the site. Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). Preliminary approval of the conceptual CAMU design has been granted by the UDEQ. U. S. Steel has an accrued liability of $64 million as of June 30, 2015, for our estimated share of the remaining costs of remediation.
Duluth Works
The former U. S. Steel Duluth Works site was placed on the National Priorities List under CERCLA in 1983 and on the State of Minnesota’s Superfund list in 1984. Liability for environmental remediation at the site is governed by a Response Order by Consent executed with MPCA in 1985 and a Record of Decision signed by MPCA in 1989. As of June 30, 2015, U. S. Steel has spent $23.8 million to complete remediation on certain areas of the site. U. S. Steel is finalizing two feasibility studies that include remedial measures to address contaminated sediments in the St. Louis River Estuary and several Upland Operable Units that could impact the Estuary if not addressed. Additionally, a Remedial Action Plan is being finalized to address the impacted areas on approximately 132 acres of upland property where a potential redevelopment opportunity has been identified. Additional study, investigation and oversight costs, and implementation of U. S. Steel's preferred remedial alternatives on the upland property and Estuary are currently estimated as of June 30, 2015 at $49 million.

USS-POSCO Industries (UPI)
At UPI, a joint venture between subsidiaries of U. S. Steel and POSCO, corrective measures have been implemented for the majority of the former SWMUs. Prior to the formation of UPI, U. S. Steel owned and operated the Pittsburg, California facility and retained responsibility for the existing environmental conditions. Seven SWMUs remain at the facility. Based on their constituents, six of these SWMUs have been combined into two groups of three, while one SWMU remains a single entity. Investigation of the single SWMU is complete and an engineered remedy was defined to account for the costs associated with implementing U. S. Steel's preferred remedy. Investigation for the second SWMU group is also complete with recommendations, limited to future monitoring only, currently being discussed with the California Department of Toxic Substances Control (DTSC). Evaluations continue for the remaining SWMU group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the DTSC. As of June 30, 2015, $8 million remains for ongoing environmental studies, investigations and remedy implementation. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”
EPA Region V Federal Lawsuit
On August 1, 2012, the EPA, joined by the States of Illinois, Indiana and Michigan, initiated an action in the Northern District of Indiana alleging various air regulatory violations at Gary Works, Granite City Works, and Great Lakes Works. For more information on this action, see Note 21 to the Consolidated Financial Statements “Contingencies and Commitments – EPA Region V Federal Lawsuit.”
Other
In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation was essentially completed in 2007 and U. S. Steel and SSB continue to work with KDHE to address the remaining issues. As such, the Consent Order was amended on May 3, 2013, to investigate potential contamination beyond the boundary of the former zinc smelting operation. As of June 30, 2015, an accrual of $511,000 remains available for addressing these outstanding issues.
In May 2010, MPCA notified Canadian National Railroad Company (CN) of apparent environmental impacts on their property adjacent to the former U. S. Steel Duluth Works. U. S. Steel subsequently obtained information indicating its connection to the site, and reviewed a site investigation report that CN prepared and submitted to MPCA in August 2011. On December 6, 2011, U. S. Steel agreed to purchase the site and to take responsibility for addressing the identified environmental impacts. The property transaction was closed on June 26, 2012. The site was enrolled into MPCA's Voluntary Investigation and Cleanup Program in May 2014. As of June 30, 2015, U. S. Steel has an accrued liability of approximately $2 million.
U. S. Steel is identified as a PRP at the former Breslube-Penn operating site, an oil recycling and solvent recovery operation located in Coraopolis, PA. U. S. Steel’s allocated share of the cost among the participating PRPs is approximately 29 percent. A Record of Decision was issued by the EPA in August 2007 and a Consent Decree to perform a Remedial Design/Remedial Action was entered by the court in September 2009. The EPA approved the Remedial Design on May 1, 2014, and construction of the remedy began in late May 2014. Remaining construction tasks will be completed in July 2015. As of June 30, 2015, U. S. Steel has an accrued liability of approximately $1 million reflecting its share of the cost to complete remedial measures at the site.
Other Regulatory
In March 2015, the Occupational Safety and Health Administration (OSHA) issued multiple "Serious" citations and one "Willful" citation, and proposed penalties totaling $107,900 resulting from a September 2014 fatality incident at U. S. Steel's Fairfield Works plant in Alabama. OSHA has proposed that U. S. Steel be placed in the Severe Violator Enforcement Program. U. S. Steel has filed a Notice of Contest and is working towards an appropriate resolution with OSHA.
ASBESTOS LITIGATION
As of June 30, 2015, U. S. Steel was a defendant in approximately 895 active cases involving approximately 3,390 plaintiffs. The vast majority of these cases involve multiple defendants. At December 31, 2014, U. S. Steel was a defendant in approximately 880 active cases involving approximately 3,455 plaintiffs. About 2,450, or approximately

75 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the six months ended June 30, 2015, settlements and other dispositions resolved approximately 190 claims, and new case filings added approximately 125 claims. During 2014, settlements and other dispositions resolved approximately 190 claims, and new case filings added approximately 325 claims.
The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2012	3,235	190	285	3,330
December 31, 2013	3,330	250	240	3,320
December 31, 2014	3,320	190	325	3,455
June 30, 2015	3,455	190	125	3,390
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

On July 27, 2015, the Company entered into a Third Amended and Restated Credit Agreement dated as of July 27, 2015, with the Lenders party thereto, the LC Issuing Banks party thereto and JPMorgan Chase Bank, National Association as Administrative Agent and Collateral Agent. The Third Amended and Restated Credit Agreement amends and restates the Corporation’s prior Second Amended and Restated Credit Agreement which was dated as of July 19, 2011. In connection with the Third Amended and Restated Credit Agreement, U. S. Steel entered into an Amended and Restated Security Agreement dated as of July 27, 2015 with JPMorgan Chase Bank, National Association as Collateral Agent. Furthermore, in connection with and as a condition to, entry into the Third Amended and Restated Credit Agreement, on July 27, 2015, the Company terminated the Second Amended and Restated Receivables Purchase Agreement dated as of July 18, 2011, as amended, by and among U. S. Steel Receivables LLC, as Seller; the Company, as initial Servicer; the persons party thereto as Funding Agents, CP Conduit Purchasers, Committed Purchasers and LC Banks; and The Bank of Nova Scotia, as Collateral Agent. See Note 14 in the Consolidated Financial Statements in Part I for additional information.

The Third Amended and Restated Credit Agreement is filed herewith as Exhibit 10.1 and the Amended and Restated Security Agreement is filed herewith as Exhibit 10.2.

Item 6.	EXHIBITS

10.1
Third Amended and Restated Credit Agreement dated as of July 27, 2015, among United States Steel Corporation, the Lenders party thereto, the LC Issuing Banks party thereto and JPMorgan Chase Bank, National Association as Administrative Agent and Collateral Agent.

10.2	Amended and Restated Security Agreement dated as of July 27, 2015, between United States Steel Corporation and JPMorgan Chase Bank, National Association as Collateral Agent.

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
July 29, 2015
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.