Form 10-Q
period 2015-09-30
UNITED STATES STEEL CORP
filed 2015-11-04
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Yes     No ✓
Common stock outstanding at October 29, 2015 – 146,273,787 shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, we have identified such forward-looking statements by using the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “target,” “forecast,” “aim,” “will” and similar expressions or by using future dates in connection with any discussion of, among other things, operating performance, trends, events or developments that we expect or anticipate will occur in the future, statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts, but instead represent only the Company’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as of the time made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to the risks and uncertainties described in this report and in “Item 1A. Risk Factors” and “Supplementary Data - Disclosures About Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2014, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

References in this Quarterly Report on Form 10-Q to "U. S. Steel," "the Company," "we," "us," and "our" refer to United States Steel Corporation and its consolidated subsidiaries unless otherwise indicated by the context.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2015	2014	2015	2014
Net sales:
Net sales	$2,446	$4,285	$7,901	$12,582
Net sales to related parties (Note 21)	384	302	1,101	853
Total	2,830	4,587	9,002	13,435
Operating expenses (income):
Cost of sales (excludes items shown below)	2,654	3,848	8,512	11,983
Selling, general and administrative expenses	99	125	308	406
Depreciation, depletion and amortization	136	158	418	489
Earnings from investees	(6)	(50)	(29)	(103)
Losses associated with U. S. Steel Canada Inc. (Notes 4 and 5)	16	413	271	413
Restructuring and other charges (Note 22)	103	236	275	254
Net gain on disposal of assets (Note 23)	(1)	(2)	(2)	(23)
Other income, net	(1)	—	(2)	—
Total	3,000	4,728	9,751	13,419
(Loss) earnings before interest and income taxes (EBIT)	(170)	(141)	(749)	16
Interest expense	56	57	160	178
Interest income	(2)	(2)	(2)	(4)
Other financial (income) costs	(1)	5	12	19
Net interest and other financial costs (Note 9)	53	60	170	193
Loss before income taxes	(223)	(201)	(919)	(177)
Income tax (benefit) provision (Note 11)	(50)	6	(410)	(4)
Net loss	(173)	(207)	(509)	(173)
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Net loss attributable to United States Steel Corporation	$(173)	$(207)	$(509)	$(173)
Loss per common share (Note 13):
Loss per share attributable to United States Steel Corporation stockholders:
-Basic	$(1.18)	$(1.42)	$(3.49)	$(1.19)
-Diluted	$(1.18)	$(1.42)	$(3.49)	$(1.19)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Net loss	$(173)	$(207)	$(509)	$(173)
Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments	(5)	107	(83)	93
Changes in pension and other employee benefit accounts	(131)	53	(44)	175
Deconsolidation of U. S. Steel Canada Inc. (a)	—	468	—	468
Total other comprehensive income, net of tax	(136)	628	(127)	736
Comprehensive (loss) income including noncontrolling interest	(309)	421	(636)	563
Comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive (loss) income attributable to United States Steel Corporation	$(309)	$421	$(636)	$563
(a) Consists of $493 million for Pension and other benefits adjustments and $(25) million for currency translation adjustment.

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,165	$1,354
Receivables, less allowance of $30 and $45	1,138	1,632
Receivables from related parties, less allowance of $221 and $218 (Note 21)	197	310
Inventories (Note 14)	2,435	2,496
Deferred income tax benefits (Note 11)	412	602
Other current assets	38	37
Total current assets	5,385	6,431
Property, plant and equipment	14,776	15,139
Less accumulated depreciation and depletion	10,361	10,565
Total property, plant and equipment, net	4,415	4,574
Investments and long-term receivables, less allowance of $7 and $8	551	577
Long-term receivables from related parties, less allowance of $1,358 and $1,188	106	362
Intangibles – net (Note 7)	198	204
Deferred income tax benefits (Note 11)	421	46
Other noncurrent assets	115	120
Total assets	$11,191	$12,314
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$1,742	$1,870
Accounts payable to related parties (Note 21)	139	131
Bank checks outstanding	9	1
Payroll and benefits payable	919	1,003
Accrued taxes	89	134
Accrued interest	73	52
Short-term debt and current maturities of long-term debt (Note 16)	362	378
Total current liabilities	3,333	3,569
Long-term debt, less unamortized discount (Note 16)	3,127	3,120
Employee benefits	1,156	1,117
Deferred income tax liabilities (Note 11)	10	301
Deferred credits and other noncurrent liabilities	393	407
Total liabilities	8,019	8,514
Contingencies and commitments (Note 23)
Stockholders’ Equity (Note 19):
Common stock (150,925,911 shares issued) (Note 13)	151	151
Treasury stock, at cost (4,653,393 and 5,270,872 shares)	(341)	(396)
Additional paid-in capital	3,598	3,623
Retained earnings	1,331	1,862
Accumulated other comprehensive loss (Note 20)	(1,568)	(1,441)
Total United States Steel Corporation stockholders’ equity	3,171	3,799
Noncontrolling interests	1	1
Total liabilities and stockholders’ equity	$11,191	$12,314
The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2015	2014
Increase (decrease) in cash and cash equivalents
Operating activities:
Net (loss)	$(509)	$(173)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	418	489
Losses associated with U. S. Steel Canada Inc. (Notes 4 and 5)	271	413
Restructuring and other charges (Note 22)	275	254
Provision for doubtful accounts	(13)	4
Pensions and other postretirement benefits	(33)	(266)
Deferred income taxes	(385)	6
Net gain on disposal of assets (Note 23)	(2)	(23)
Distributions received, net of equity investees earnings	(26)	(96)
Changes in:
Current receivables	529	(312)
Inventories	38	63
Current accounts payable and accrued expenses	(206)	586
Income taxes receivable/payable	7	167
Bank checks outstanding	8	25
All other, net	(64)	110
Net cash provided by operating activities	308	1,247
Investing activities:
Capital expenditures	(409)	(282)
Acquisitions	(25)	—
Disposal of assets	2	28
Change in restricted cash, net	8	23
Investments, net	(2)	(3)
Net cash used in investing activities	(426)	(234)
Financing activities:
Repayment of long-term debt	(18)	(323)
Receipts from exercise of stock options	1	10
Dividends paid	(22)	(22)
Net cash used in financing activities	(39)	(335)
Effect of exchange rate changes on cash	(32)	(25)
Net (decrease) increase in cash and cash equivalents	(189)	653
Cash and cash equivalents at beginning of year	1,354	604
Cash and cash equivalents at end of period	$1,165	$1,257

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
The consolidated results for the three and nine months ended September 30, 2015 do not reflect the results of U. S. Steel Canada Inc. (USSC) due to USSC’s filing for creditor protection pursuant to Canada’s Companies’ Creditors Arrangement Act (CCAA) on September 16, 2014. The consolidated statement of operations and the consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2014 and the consolidated statement of cash flows for the nine months ended September 30, 2014 include the results for USSC up to the date of the CCAA filing on September 16, 2014.
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
On April 7, 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 changes the presentation of debt issuance costs in financial statements and requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years; early application is permitted. An entity is required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. On August 16, 2015, the FASB issued ASU 2015-15 to clarify the SEC staff's position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements give the lack of guidance on this topic in ASU 2015-03. The SEC staff announced that it would "not object to an entity deferring and presenting the debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement." U. S. Steel is evaluating the financial statement implications of adopting ASU 2015-03.
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

On May 28, 2014, the FASB and the International Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016; early application is not permitted. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date (ASU 2015-14). ASU 2015-14 defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and only permits entities to adopt the standard one year earlier as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. U. S. Steel is evaluating the financial statement implications of adopting ASU 2014-09.
3.    Segment Information
U. S. Steel has three reportable segments: Flat-Rolled Products (Flat-Rolled), U. S. Steel Europe (USSE), and Tubular Products (Tubular). The results of our railroad and real estate businesses that do not constitute reportable segments are combined and disclosed in the Other Businesses category.
The Flat-Rolled segment information subsequent to September 16, 2014 does not include USSC. Transactions between U. S. Steel and USSC subsequent to USSC applying for relief from its creditors pursuant to CCAA (CCAA filing) are treated as related party transactions.
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

The results of segment operations for three months ended September 30, 2015 and 2014 are:

(In millions) Three Months Ended September 30, 2015	Customer Sales	Intersegment Sales	Net Sales	Earnings (loss) from investees	EBIT
Flat-Rolled	$2,070	$72	$2,142	$4	$(18)
USSE	546	1	547	—	18
Tubular	199	—	199	2	(50)
Total reportable segments	2,815	73	2,888	6	(50)
Other Businesses	15	28	43	—	10
Reconciling Items and Eliminations	—	(101)	(101)	—	(130)
Total	$2,830	$—	$2,830	$6	$(170)

Three Months Ended September 30, 2014
Flat-Rolled	$3,125	$319	$3,444	$47	$347
USSE	687	1	688	—	29
Tubular	700	—	700	3	69
Total reportable segments	4,512	320	4,832	50	445
Other Businesses	75	33	108	—	34
Reconciling Items and Eliminations	—	(353)	(353)	—	(620)
Total	$4,587	$—	$4,587	$50	$(141)
The results of segment operations for the nine months ended September 30, 2015 and 2014 are:

(In millions) Nine Months Ended September 30, 2015	Customer Sales	Intersegment Sales	Net Sales	Earnings (loss) from investees	EBIT
Flat-Rolled	$6,388	$245	$6,633	$26	$(149)
USSE	1,837	2	1,839	—	75
Tubular	730	—	730	6	(115)
Total reportable segments	8,955	247	9,202	32	(189)
Other Businesses	47	81	128	(3)	24
Reconciling Items and Eliminations	—	(328)	(328)	—	(584)
Total	$9,002	$—	$9,002	$29	$(749)

Nine Months Ended September 30, 2014
Flat-Rolled	$9,089	$947	$10,036	$98	$462
USSE	2,203	45	2,248	—	99
Tubular	2,030	2	2,032	8	140
Total reportable segments	13,322	994	14,316	106	701
Other Businesses	113	101	214	(3)	64
Reconciling Items and Eliminations	—	(1,095)	(1,095)	—	(749)
Total	$13,435	$—	$13,435	$103	$16

The following is a schedule of reconciling items to EBIT:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Items not allocated to segments:
Postretirement benefit expense (a)	$(11)	$(26)	$(38)	$(90)
Other items not allocated to segments:
Loss on shutdown of Fairfield Flat-Rolled Operations (b)(c)	(91)	—	(91)	—
Losses associated with U. S. Steel Canada Inc. (Notes 4 and 5)	(16)	(413)	(271)	(413)
Restructuring and other charges (c)	(12)	—	(31)	—
Loss on shutdown of coke production facilities (c)	—	—	(153)	—
Impairment of carbon alloy facilities (c)	—	(199)	—	(199)
Write-off of pre-engineering costs at Keetac (c)	—	(37)	—	(37)
Gain on sale of real estate assets (d)	—	55	—	55
Litigation reserves (Note 23)	—	—	—	(70)
Loss on assets held for sale (c)	—	—	—	(14)
Curtailment gain (Note 8)	—	—	—	19
Total other items not allocated to segments	(119)	(594)	(546)	(659)
Total reconciling items	$(130)	$(620)	$(584)	$(749)
(a) Consists of the net periodic benefit cost elements, other than service cost and amortization of prior service cost for active employees, associated with our defined pension, retiree health care and life insurance benefit plans.
(b) Fairfield Flat-Rolled Operations include the blast furnace and associated steelmaking operations, along with most of the flat-rolled finishing operations at Fairfield Works. The slab and rounds casters and the #5 coating line will continue to operate.
(c) Included in Restructuring and other charges on the Consolidated Statements of Operations. See Note 22 to the Consolidated Financial Statements.
(d) Gain on sale of surface rights and mineral royalty revenue streams in the state of Alabama.

4.    Deconsolidation of U. S. Steel Canada Inc. and Other Charges

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
As a result of the CCAA proceedings, U. S. Steel no longer has a controlling financial interest over USSC, as defined under ASC 810, Consolidation, and therefore has deconsolidated USSC’s financial position as of the end of the day on September 15, 2014. This resulted in a pretax loss on deconsolidation and other charges of $413 million, which included approximately $20 million of professional fees. The pretax loss on deconsolidation included the derecognition of the carrying amounts of USSC's assets and liabilities and accumulated other comprehensive loss that were previously consolidated in U. S. Steel's consolidated balance sheet and the impact of recording the retained interest in USSC. Subsequent to the deconsolidation, U. S. Steel accounts for USSC using the cost method of accounting, which has been reflected as zero in U. S. Steel’s consolidated balance sheet as of both September 30, 2015 and December 31, 2014, due to the negative equity associated with USSC’s underlying financial position. Net assets totaling $1,716 million were deconsolidated as of the end of the day on September 15, 2014.
USSC’s results of operations were removed from U. S. Steel’s consolidated statement of operations beginning September 16, 2014. USSC remained a wholly owned subsidiary of U. S. Steel, as of September 30, 2014. Because USSC did not meet the requirements of a discontinued operation, USSC’s results of operations continued to be included in our consolidated statement of operations through September 15, 2014. Our consolidated statements of operations included the following amounts for USSC’s results of operations. The amounts presented are before the elimination of USSC transactions with U. S. Steel, presenting USSC as if on a stand-alone basis.

(Dollars in millions)	Period from July 1, 2014 - September 15, 2014	Period from January 1, 2014 - September 15, 2014
Total net sales	$447	$1,508
Total operating expenses	467	1,587
Loss before interest and income taxes	(20)	(79)
Net interest and other financial costs	37	121
Loss before income taxes	(57)	(200)
Income tax benefit	—	—
Net loss	$(57)	$(200)

Related Party Transactions
Prior to the deconsolidation, U. S. Steel made loans to USSC for the purpose of funding its operations and had net trade accounts receivable in the ordinary course of business. The loans, the corresponding interest and the net trade accounts receivable were considered intercompany transactions and were eliminated in the consolidated U. S. Steel financial statements. As of the deconsolidation date, the loans, associated interest and net trade accounts receivable are now considered third party transactions and have been recognized in U. S. Steel's consolidated financial statements based upon our assessment of the recoverability of their carrying amounts and whether or not the amounts are secured or unsecured. U. S. Steel has estimated a recovery rate based upon the fair value of the net assets of USSC available for distribution to its creditors in relation to the secured and unsecured creditor claims in the CCAA filing.
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

The total fair values associated with the underlying net assets of the USSC Businesses were then compared to the estimated outstanding creditor claims, both secured and unsecured, to determine the expected recoverability. This resulted in a fair value of the retained interest in the intercompany loans, interest receivable and trade accounts receivable of $434 million, net of an allowance for doubtful accounts of $1,435 million, which has been reflected as a component of the losses associated with USSC in the consolidated statement of operations. For updates to U. S. Steel's retained interest in USSC, see USSC Retained Interest and Other Related Charges at Note 5.
For further information regarding USSC’s related party transactions with U. S. Steel subsequent to the date of deconsolidation, see Transactions with Related Parties at Note 21.
5.    USSC Retained Interest and Other Related Charges

Subsequent to the CCAA filing, U. S. Steel's management has continued to assess the recoverability of the Company's retained interest in USSC. During the second quarter of 2015, management's estimate of the recoverable retained interest was updated as a result of economic conditions impacting the steel industry in North America such as lower prices, elevated levels of imports, the strength of the U.S. dollar and depressed steel company valuations. As a result of our assessment, we recorded a pre-tax charge of approximately $255 million to write-down our retained interest in USSC. During the third quarter of 2015, as a result of management's assessment, it was determined that no additional economic triggering events occurred to warrant a further write-down of our retained interest in USSC. At September 30, 2015, our retained interest is approximately $180 million.
As part of the USSC CCAA restructuring process, U. S. Steel and USSC, entered into a mutually agreed upon, court approved, transition arrangement (the transition plan) that provides for certain services to be provided by the Company to support USSC's continued operations as part of an orderly severance of the parties relationship. Additionally, the Court approved USSC's business preservation plan designed to conserve its liquidity.
The transition plan requires U. S. Steel to continue to provide shared services to USSC for up to 24 months, transitions U. S. Steel away from providing any technical and engineering services associated with product development or sales with USSC and in addition, U. S. Steel will not be supporting any quality claims made against USSC. Further, U. S. Steel will not be generating any sales orders on behalf of USSC and will fulfill its production orders with its U.S. based operating facilities.

Under the transition plan, U. S. Steel will provide USSC with funds for the purpose of making payments for pension contributions which are due under the pension plan funding agreement that Stelco, now USSC, had with the Superintendent of Financial Services of Ontario that covers USSC’s four main pension plans (the Stelco Agreement) between September 1, 2015 and December 31, 2015.
As a result of this funding obligation, the Company has recognized a charge of approximately C$21 million (approximately $16 million) in the third quarter of 2015 as a component of the losses associated with USSC in the consolidated statement of operations, and will satisfy this funding requirement over the balance of 2015 as the payments become due.
6.    Acquisition

On May 29, 2015, the Company purchased the 50 percent joint venture interest in Double Eagle Steel Coating Company (DESCO) that it did not previously own for $25 million. DESCO's electrolytic galvanizing line (EGL) has become part of the larger operational footprint of U. S. Steel's Great Lakes Works within the Flat-Rolled segment. The EGL is increasing our ability to provide industry leading advanced high strength steels, including Gen 3 grades under development, as well as to provide high quality exposed steel for automotive body and closure applications. The Company's previously held 50 percent equity interest of $3 million was recorded at fair market value resulting in a net gain of approximately $3 million which has been recognized in the earnings from investees line in the consolidated statement of operations. Goodwill of approximately $3 million was recognized and is included as a component of other noncurrent assets in the Company's consolidated balance sheet. The fair value of the DESCO acquisition was measured using both cost and market approaches, Level 2 inputs, in accordance with ASC No. 820, Fair Value Measurement. Transaction costs associated with the acquisition were insignificant. The amount of revenue recognized in the consolidated statement of operations as a result of the acquisition was not significant to the three and nine month periods ended September 30, 2015.

7.     Intangible Assets
Intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of September 30, 2015			As of December 31, 2014
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$132	$51	$81	$132	$46	$86
Other	2-20 Years	17	8	9	23	13	10
Total amortizable intangible assets		$149	$59	$90	$155	$59	$96
Identifiable intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying values may not be recoverable.
The carrying amount of acquired water rights with indefinite lives as of September 30, 2015 and December 31, 2014 totaled $75 million. The water rights are tested for impairment annually in the third quarter. U. S. Steel performed a qualitative impairment evaluation of its water rights for 2015. The 2015 and prior year tests indicated the water rights were not impaired.
During 2013, U. S. Steel acquired indefinite-lived intangible assets for $12 million and entered into an agreement to make future payments contingent upon certain factors. The aggregate purchase price was $36 million, and U. S. Steel allocated $33 million to indefinite-lived intangible assets, based upon their estimated fair value. The liability for contingent consideration is reassessed each quarter. The maximum potential liability for contingent consideration is $53 million. As of September 30, 2015, U. S. Steel has recorded a liability of $24 million to reflect the estimated fair value of the contingent consideration. Contingent consideration was valued using a probability weighted discounted cash flow using both Level 2 inputs based on 2013 Standard and Poor’s Bond Guide as well as Level 3, significant other unobservable inputs, based on internal forecasts and the weighted average cost of capital derived from market data. These indefinite-lived intangible assets are tested for impairment annually in the third quarter. U. S. Steel performed a qualitative impairment evaluation of these assets for 2015, which indicated that they were not impaired.
Amortization expense was $2 million in both the three months ended September 30, 2015 and September 30, 2014. Amortization expense was $5 million in the nine months ended September 30, 2015 and $8 million in the nine months ended September 30, 2014. The estimated future amortization expense of identifiable intangible assets during the next five years is $2 million for the remaining portion of 2015 and $7 million each year from 2016 to 2019.

8.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost for the three months ended September 30, 2015 and 2014:

	Pension Benefits			Other Benefits
(In millions)	2015		2014	2015		2014
Service cost	$25		$27	$5		$5
Interest cost	66		103	24		33
Expected return on plan assets	(109)		(147)	(38)		(37)
Amortization of prior service cost	4		6	(2)		(4)
Amortization of actuarial net loss	60		67	2		—
Net periodic benefit cost, excluding below	46		56	(9)		(3)
Multiemployer plans	17		19	—		—
Settlement, termination and curtailment losses/(gains)	24	(a)	13	(4)	(a)	—
Net periodic benefit cost	$87		$88	$(13)		$(3)
(a) Includes approximately $20 million of pension and other benefits that were reclassified to Restructuring and other charges on the Consolidated Statements of Operations. See Note 22.
The following table reflects the components of net periodic benefit cost for the nine months ended September 30, 2015 and 2014:

	Pension Benefits			Other Benefits
(In millions)	2015		2014	2015		2014
Service cost	$78		$81	$16		$17
Interest cost	197		321	73		106
Expected return on plan assets	(330)		(454)	(115)		(106)
Amortization of prior service cost	13		17	(5)		(11)
Amortization of actuarial net loss (gain)	188		208	5		(2)
Net periodic benefit cost, excluding below	146		173	(26)		4
Multiemployer plans	51		56	—		—
Settlement, termination and curtailment losses/(gains)	29	(a)	28	(4)	(a)	(19)
Net periodic benefit cost	$226		$257	$(30)		$(15)
(a) Includes approximately $20 million of pension and other benefits that were reclassified to Restructuring and other charges on the Consolidated Statements of Operations. See Note 22.
Settlements and Curtailments
During the first nine months of 2015, the non-qualified pension plan and the other benefits plan incurred settlement and curtailment charges of $25 million primarily due to lump sum payments for certain individuals and pension curtailment charges associated with the shutdown of the blast furnace and associated steelmaking operations, along with most of the flat-rolled finishing operations at Fairfield Works, and does not include the slab and rounds casters and the #5 coating line (Fairfield Flat-Rolled Operations). In 2014, pension settlements were recorded in the non-qualified pension plan related to the retirement of several U. S. Steel executives that occurred throughout 2013. In accordance with Internal Revenue Code requirements, these executives were required to wait six months before receiving their non-qualified pension payments.
A curtailment gain of $19 million was recognized in the nine months ended September 30, 2014 due to a change to the post retirement medical benefits for non-union, pre-Medicare retirees that will take effect after 2017.

The hard-freeze of the defined benefit pension plan for non-union participants triggered a pension curtailment which required a remeasurement of the defined benefit pension plan's obligations and associated assets during the third quarter of 2015. The permanent shutdown of the Fairfield Flat-Rolled Operations triggered a remeasurement of both the defined benefit pension and other post-employment benefit (OPEB) plans' (the Plans) obligations and associated assets during the third quarter of 2015. The remeasurement of the Plans' projected benefit obligations and assets resulted in a decrease in benefit obligations of approximately $305 million from benefit and plan changes and a higher discount rate, which were more than offset by a decrease in the fair value of plan assets of approximately $600 million resulting in a net decrease of the Plans' funded status of approximately $295 million as of September 30, 2015.
Effective January 1, 2016, non-union participants in the defined benefit plan will not accrue any additional benefits under the plan.
Employer Contributions
During the first nine months of 2015, U. S. Steel made cash payments of $50 million to the Steelworkers’ Pension Trust and $22 million of pension payments not funded by trusts.
During the first nine months of 2015, cash payments of $150 million were made for other postretirement benefit payments not funded by trusts. In addition, U. S. Steel made a required contribution of $10 million in the first nine months of 2015 to our trust for represented retiree health care and life insurance benefits.
Company contributions to defined contribution plans totaled $10 million and $11 million in the three months ended September 30, 2015 and 2014, respectively. Company contributions to defined contribution plans totaled $31 million and $35 million for the nine months ended September 30, 2015 and 2014, respectively.
Non-retirement postemployment benefits
U. S. Steel incurred costs of approximately $4 million and $44 million for the three and nine months ended September 30, 2015 related to the accrual of employee costs for supplemental unemployment benefits and the continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others. Payments for these benefits during the three and nine months ended September 30, 2015 were $10 million and $25 million, respectively. There were no significant similar costs incurred during the three and nine months ended September 30, 2014.

Pension Funding
In November 2013, U. S. Steel's Board of Directors authorized voluntary contributions to U. S. Steel's trusts for pensions and other benefits of up to $300 million through the end of 2015. In August 2014, U. S. Steel made a voluntary contribution of $140 million to our main U.S. defined benefit plan.
9.    Net Interest and Other Financial Costs
Net interest and other financial costs includes interest expense (net of capitalized interest), interest income, financing costs, derivatives gains and losses and foreign currency remeasurement gains and losses. Foreign currency gains and losses are primarily a result of foreign currency denominated assets and liabilities that require remeasurement and the impacts of euro-U.S. dollar derivatives activity. During the three months ended September 30, 2015 and 2014, net foreign currency remeasurement gains of $6 million and less than $1 million, respectively, were recorded in other financial costs. During the nine months ended September 30, 2015 and 2014 net foreign currency remeasurement gains of $10 million and losses of $1 million, respectively, were recorded in other financial (income) costs.
See Note 15 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure.

10.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee) under the 2005 Stock Incentive Plan (the Plan), which is more fully described in Note 13 of the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2014. An aggregate of 21,250,000 shares of U. S. Steel common stock may be issued under the Plan. As of September 30, 2015, 2,804,214 shares were available for future grants.

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

	2015		2014
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Stock Options	1,638,540	$10.02	1,496,440	$9.93
Restricted Stock Units	800,500	$24.64	724,510	$24.29
Performance Awards:(c)
TSR	273,560	$24.95	282,770	$22.09
ROCE (d)	—	$—	262,800	$23.76
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted-average for all grants during the period.
(c) The number of performance awards shown represents the target value of the award.
(d) In lieu of ROCE equity awards being granted in 2015, the Company granted cash settled ROCE incentives to certain members of executive management.
U. S. Steel recognized pretax stock-based compensation expense in the amount of $8 million and $9 million in the three month periods ended September 30, 2015 and 2014, respectively, and $31 million and $26 million in the first nine months of 2015 and 2014, respectively.

As of September 30, 2015, total future compensation expense related to nonvested stock-based compensation arrangements was $44 million, and the weighted average period over which this expense is expected to be recognized is approximately 1.2 years.

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
11.    Income Taxes
Tax provision
For the nine months ended September 30, 2015 and 2014, we recorded a tax benefit of $410 million on our pretax loss of $919 million and a tax benefit of $4 million on our pretax loss of $177 million, respectively. The tax benefit reflects a benefit for percentage depletion in excess of cost depletion for iron ore that we produce and consume or sell. Included in the tax benefit is a net benefit of $31 million relating to the adjustment of certain tax reserves in the first nine months of 2015. Included in the tax benefit in the first nine months of 2014 is a discrete benefit of $30 million related to the loss on deconsolidation of USSC and other charges as discussed in Note 4, as well as a discrete benefit related to an antitrust settlement. The tax provision does not reflect any tax benefit for pretax losses in Canada, prior to the deconsolidation on September 16, 2014, which is a jurisdiction where we had recorded a full valuation allowance on deferred tax assets.
The tax benefit for the first nine months of 2015 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2015 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2015 could be materially different from the forecasted amount used to estimate the tax provision for the nine months ended September 30, 2015.
Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in Accounting Standards

Codification (ASC) Topic 740 on income taxes. The total amount of gross unrecognized tax benefits was $77 million at September 30, 2015 and $112 million at December 31, 2014. The change in unrecognized tax benefits reflects a net decrease primarily due to the conclusion of certain tax examinations. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $20 million as of September 30, 2015 and $59 million as of December 31, 2014.
U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the consolidated statement of operations. Any penalties are recognized as part of selling, general and administrative expenses. As of September 30, 2015 and December 31, 2014, U. S. Steel had accrued liabilities of $2 million and $7 million, respectively, for interest related to uncertain tax positions. U. S. Steel currently does not have a liability for tax penalties.
Deferred taxes
As of September 30, 2015, the net domestic deferred tax asset was $816 million compared to $318 million at December 31, 2014. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future. We continue to believe it is more likely than not that the net domestic deferred tax asset will be realized.
As of September 30, 2015, the net foreign deferred tax asset was $7 million, net of an established valuation allowance of $5 million. At December 31, 2014, the net foreign deferred tax asset was $29 million, net of an established valuation allowance of $5 million. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro.
12.    Significant Equity Investments
Summarized unaudited income statement information for our significant equity investments for the nine months ended September 30, 2015 and 2014 is reported below (amounts represent 100% of investee financial information):

(In millions)	2015	2014
Net sales	$1,724	$1,977
Cost of sales	1,334	1,505
Earnings before interest and income taxes	343	427
Net earnings	333	412
Net earnings attributable to significant equity investments	333	412
U. S. Steel's portion of the equity in net earnings of the significant equity investments above was $27 million and $89 million for the nine months ended September 30, 2015 and 2014, respectively, which is included in the Earnings from investees line on the consolidated statement of operations.
13.    Earnings and Dividends Per Common Share
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

The computations for basic and diluted earnings per common share from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2015	2014	2015	2014
Net loss attributable to United States Steel Corporation stockholders	$(173)	$(207)	$(509)	$(173)
Plus earnings effect of assumed conversion-interest on convertible notes	—	—	—	—
Net loss after assumed conversion	$(173)	$(207)	$(509)	$(173)
Weighted-average shares outstanding (in thousands):
Basic	146,324	145,348	146,008	144,999
Effect of convertible notes	—	—	—	—
Effect of stock options, restricted stock units and performance awards	—	—	—	—
Adjusted weighted-average shares outstanding, diluted	146,324	145,348	146,008	144,999
Basic earnings per common share	$(1.18)	$(1.42)	$(3.49)	$(1.19)
Diluted earnings per common share	$(1.18)	$(1.42)	$(3.49)	$(1.19)
The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Securities granted under the 2005 Stock Incentive Plan	8,623	8,865	8,623	8,865
Securities convertible under the Senior Convertible Notes (a)	—	3,477	—	6,523
Total	8,623	12,342	8,623	15,388
(a) On May 15, 2014, we redeemed the remaining $322 million principal amount due under the 2014 Senior Convertible Notes. If the redemption had occurred on January 1, 2014, the antidilutive securities would be zero for the nine months ended September 30, 2014.
Dividends Paid Per Share
The dividend for each of the first three quarters of 2015 and 2014 was five cents per common share.
14.    Inventories
Inventories are carried at the lower of cost or market. The first-in, first-out method is the predominant method of inventory costing in Europe. The last-in, first-out (LIFO) method is the predominant method of inventory costing in the United States. At September 30, 2015 and December 31, 2014, the LIFO method accounted for 79 percent and 78 percent of total inventory values, respectively.

(In millions)	September 30, 2015	December 31, 2014
Raw materials	$788	$801
Semi-finished products	1,110	1,053
Finished products	466	563
Supplies and sundry items	71	79
Total	$2,435	$2,496
Current acquisition costs were estimated to exceed the above inventory values by $934 million at September 30, 2015 and $1.0 billion at December 31, 2014, respectively. As a result of the liquidation of LIFO inventories, cost of sales decreased and EBIT increased by $9 million and $8 million in the three months ended September 30, 2015 and September 30, 2014, respectively. Cost of sales decreased and EBIT increased by

$6 million in the nine months ended September 30, 2015 and cost of sales increased and EBIT decreased by $3 million in the nine months ended September 30, 2014, as a result of liquidation of LIFO inventories.
Inventory includes $64 million and $69 million of property held for residential or commercial development as of September 30, 2015 and December 31, 2014, respectively.
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
As of September 30, 2015, U. S. Steel held euro forward sales contracts with a total notional value of approximately $257 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.
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
The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel's consolidated financial statements as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014:

		Fair Value	Fair Value
(In millions)	Balance Sheet Location	September 30, 2015	December 31, 2014
Foreign exchange forward contracts	Accounts receivable	$8	$31
Foreign exchange forward contracts	Accounts payable	$3	$—

(In millions)	Statement of Operations Location	Amount of Gain	Amount of Gain
		Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Foreign exchange forward contracts	Other financial costs	$—	$32

(In millions)	Statement of Operations Location	Amount of Gain	Amount of Gain
		Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Foreign exchange forward contracts	Other financial costs	$33	$36

In accordance with the guidance found in ASC Topic 820 on fair value measurements and disclosures, the fair value of our euro forward sales contracts was determined using Level 2 inputs, which are defined as "significant other observable" inputs. The inputs used are from market sources that aggregate data based upon market transactions.
16.    Debt

(In millions)	Interest Rates %	Maturity	September 30, 2015	December 31, 2014
2037 Senior Notes	6.65	2037	$350	$350
2022 Senior Notes	7.50	2022	400	400
2021 Senior Notes	6.875	2021	275	275
2020 Senior Notes	7.375	2020	600	600
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2019 Senior Convertible Notes	2.75	2019	316	316
Environmental Revenue Bonds	5.38 - 6.88	2015 - 2042	532	549
Recovery Zone Facility Bonds	6.75	2040	70	70
Fairfield Caster Lease		2022	32	33
Other capital leases and all other obligations		2019	1	—
Third Amended and Restated Credit Agreement	Variable	2020	—	N/A
Amended Credit Agreement	Variable	N/A	N/A	—
USSK Revolver	Variable	2016	—	—
USSK credit facilities	Variable	2015 - 2016	—	—
Total Debt			3,526	3,543
Less unamortized discount			37	45
Less short-term debt and long-term debt due within one year(a)			362	378
Long-term debt			$3,127	$3,120
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
Third Amended and Restated Credit Agreement
On July 27, 2015, the Company entered into a five-year Third Amended and Restated Credit Agreement (Third Amended and Restated Credit Agreement) replacing the Company's $875 million credit facility agreement (Amended Credit Agreement), and concurrently terminated the Receivables Purchase Agreement. The Third Amended and Restated Credit Agreement increases the amount of the facility to $1.5 billion. As of September 30, 2015, there were no amounts drawn on the Third Amended and Restated Credit Agreement and inventory and trade receivables amounts less specified reserves calculated in accordance with the Third Amended and Restated Credit Agreement supported the full availability of the facility. Maturity may be accelerated 91 days prior to the stated maturity of any outstanding senior debt if excess cash and credit facility availability do not meet the liquidity conditions set forth in the Third Amended and Restated Credit Agreement. Borrowings are secured by liens on certain domestic inventory, trade accounts receivable, and other related assets. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 when availability under the Third Amended and Restated Credit Agreement is less than the greater of 10 percent of the total aggregate commitments or $150 million.
The Third Amended and Restated Credit Agreement provides for borrowings at interest rates based on defined, short-term market rates plus a spread based on availability and includes other customary terms and conditions including restrictions on our ability to create certain liens and to consolidate, merge or transfer all, or substantially all, of our assets. The Third Amended and Restated Credit Agreement expires in July 2020.
Receivables Purchase Agreement
As of December 31, 2014, U. S. Steel had a Receivables Purchase Agreement (RPA) under which trade accounts receivable were sold, on a daily basis without recourse, to U. S. Steel Receivables, LLC (USSR), a wholly owned, bankruptcy-remote, special purpose entity. As U. S. Steel accessed this facility, USSR sold senior undivided interests in the receivables to third parties, while maintaining a subordinated undivided interest in a portion of the receivables. U. S. Steel agreed to continue servicing the sold receivables at market rates.
At December 31, 2014, eligible accounts receivable supported $625 million of availability under the RPA and there were no receivables sold to third-parties under this facility. The subordinated retained interest was $625 million at December 31, 2014. Availability under the RPA was $576 million at December 31, 2014, due to letters of credit outstanding of $49 million.
USSR paid the third-parties a discount based on the third-parties’ borrowing costs plus incremental fees. We paid approximately $1 million for the three months ended September 30, 2014 and approximately $2 million and $3 million for the nine months ended September 30, 2015 and September 30, 2014, respectively, relating to fees on the RPA. Fees paid for the three months ended September 30, 2015 were not material. These costs are included in other financial costs in the consolidated statement of operations.
Generally, the facility provided that as payments were collected from the sold accounts receivables, USSR may elect to have the third-parties reinvest the proceeds in new eligible accounts receivable. As there was no activity under this facility during the nine months ended September 30, 2015 and 2014, there were no collections reinvested. In connection with the Third Amended and Restated Credit Agreement, the RPA was terminated on July 27, 2015.
The eligible accounts receivable and receivables sold to third party conduits are summarized below:

(In millions)	December 31, 2014
Balance of accounts receivable-net, eligible for sale to third-parties	$1,013
Accounts receivable sold to third-parties	—
Balance included in Receivables on the balance sheet of U. S. Steel	$1,013
U. S. Steel Košice (USSK) revolver and credit facilities
At September 30, 2015, USSK had no borrowings under its €200 million (approximately $224 million) unsecured revolving credit facility (the USSK Credit Agreement). The USSK Credit Agreement contains certain USSK financial covenants (as further defined in the USSK Credit Agreement), including maximum Leverage, maximum Net Debt to Tangible Net Worth, and minimum Interest Cover ratios. The covenants are measured semi-annually for the period covering the last twelve calendar months. USSK may not draw on the USSK Credit Agreement if it does not comply with any of the financial covenants until the next measurement date. At September 30, 2015, USSK had full availability under the USSK Credit Agreement. The USSK Credit Agreement expires in July 2016.
At September 30, 2015, USSK had no borrowings under its €20 million and €10 million unsecured credit facilities (collectively approximately $33 million) and the availability was approximately $32 million due to approximately $1 million of customs and other guarantees outstanding.

Change in control event
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,891 million as of September 30, 2015 (including the Senior Notes and Senior Convertible Notes) may be declared immediately due and payable; (b) the Third Amended and Restated Credit Agreement and the USSK Credit Agreement may be terminated and any amounts outstanding declared immediately due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield Works slab caster for $34 million or provide a letter of credit to secure the remaining obligation.
17.    Asset Retirement Obligations
U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs:

(In millions)	September 30, 2015		December 31, 2014
Balance at beginning of year	$48		$59
Additional obligations incurred	44	(a)	6
Obligations settled	—		(19)	(b)
Foreign currency translation effects	(1)		(2)
Accretion expense	2		4
Balance at end of period	$93		$48
(a) Additional AROs relate to the shutdown of the coke production facilities at Gary Works and Granite City Works and the Fairfield Flat-Rolled Operations.
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
The following table summarizes U. S. Steel’s financial liabilities that were not carried at fair value at September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$3,039	$3,456	$3,740	$3,466
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
Fair value of the financial liabilities disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.
Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees see Note 23.

19.    Statement of Changes in Stockholders’ Equity

The following table reflects the first nine months of 2015 and 2014 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Nine Months Ended September 30, 2015 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,800	$1,862	$(1,441)	$151	$(396)	$3,623	$1
Comprehensive income (loss):
Net loss	(509)	(509)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	(44)		(44)
Currency translation adjustment	(83)		(83)
Employee stock plans	30				55	(25)
Dividends paid on common stock	(22)	(22)
Balance at September 30, 2015	$3,172	$1,331	$(1,568)	$151	$(341)	$3,598	$1

Nine Months Ended September 30, 2014 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,376	$1,789	$(1,752)	$151	$(480)	$3,667	$1
Comprehensive income (loss):
Net loss	(173)	(173)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	175		175
Currency translation adjustment	93		93
Deconsolidation of U. S. Steel Canada Inc. (a)	468		468
Employee stock plans	26				70	(44)
Dividends paid on common stock	(22)	(22)
Balance at September 30, 2014	$3,943	$1,594	$(1,016)	$151	$(410)	$3,623	$1
(a) Consists of $493 million for pension and other benefits adjustments and $(25) million for currency translation adjustment.

20.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions) (a)	Pension and Other Benefit Items		Foreign Currency Items	Other	Total
Balance at December 31, 2014	$(1,852)		$416	$(5)	$(1,441)
Other comprehensive (loss) before reclassifications	(184)		(83)	(15)	(282)
Amounts reclassified from AOCI	140	(b)	—	15	155
Net current-period other comprehensive (loss)	(44)		(83)	—	(127)
Balance at September 30, 2015	$(1,896)		$333	$(5)	$(1,568)
(a)All amounts are net of tax. Amounts in parentheses indicate decreases in AOCI.
(b)See table below for further details.

		Amount reclassified from AOCI
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions) (a)	Details about AOCI components	2015	2014	2015	2014
	Amortization of pension and other benefit items
	Prior service costs (b)	$(2)	$(2)	$(8)	$(6)
	Actuarial losses (b)	(62)	(67)	(193)	(206)
	Settlement, termination and curtailment (losses) (b)	(20)	(13)	(25)	(9)
	Total before tax	(84)	(82)	(226)	(221)
	Tax benefit	32	25	86	80
	Net of tax	$(52)	$(57)	$(140)	$(141)
(a)Amounts in parentheses indicate decreases in AOCI.
(b)These AOCI components are included in the computation of net periodic benefit cost (see Note 8 for additional details).
21.    Transactions with Related Parties
Net sales to related parties and receivables from related parties primarily reflect sales of steel products to equity investees and USSC after the CCAA filing on September 16, 2014. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $384 million and $302 million for the three months ended September 30, 2015 and 2014, respectively and $1,101 million and $853 million for the nine months ended September 30, 2015 and 2014, respectively.
Purchases from related parties for outside processing services provided by equity investees and steel products from USSC after the CCAA filing on September 16, 2014 amounted to $83 million and $30 million for the three months ended September 30, 2015 and 2014, respectively and $295 million and $60 million for the nine months ended September 30, 2015 and 2014, respectively. There were no purchases of iron ore pellets from related parties for the three months ended September 30, 2015. Purchases of iron ore pellets from related parties amounted to $76 million for the three months ended 2014, and $87 million and $191 million for the nine months ended September 30, 2015 and 2014, respectively.
Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $87 million and $78 million at September 30, 2015 and December 31, 2014, respectively for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties, including USSC after the CCAA filing on September 16, 2014, totaled $52 million and $53 million at September 30, 2015 and December 31, 2014, respectively.

22.    Restructuring and Other Charges

Charges for restructuring and ongoing cost reduction initiatives are recorded in the period the Company commits to a restructuring or cost reduction plan, or executes specific actions contemplated by the plan and all criteria for liability recognition have been met. Charges related to the restructuring and cost reductions are reported in restructuring and other charges in the consolidated statements of operations and include employee related costs (severance, supplemental unemployment benefits, and continuation of health care benefits), accelerated depreciation, pension and other benefits curtailment charges, charges associated with take or pay contracts, asset impairments, environmental and other closure costs.
During the three months ended September 30, 2015, the Company recorded restructuring charges of $103 million, primarily related to the permanent shutdown of the Fairfield Flat-Rolled Operations within our Flat-Rolled segment and headcount reductions across the Company. Cash payments were made related to severance and exit costs of $10 million.
During the nine months ended September 30, 2015, the Company recorded restructuring charges of $275 million, primarily related to the permanent shutdown of the Fairfield Flat-Rolled Operations and the cokemaking operations at Gary Works and Granite City Works, within our Flat-Rolled segment and headcount reductions across the Company. Cash payments were made related to severance and exit costs of $15 million. Favorable adjustments for changes in estimates on restructuring reserves were made for $20 million, primarily related to employee and environmental costs associated with the shutdown of our cokemaking operations at Gary Works and Granite City Works.
During the three months ended September 30, 2014, the Company recorded restructuring charges of $199 million and $37 million, related to the impairment of carbon alloy facilities and the write-off of pre-engineering costs associated with the Keetac expansion, respectively, within our Flat-Rolled segment. Cash payments were made related to severance and exit costs of $3 million. Favorable adjustments for changes in estimates on and the removal of restructuring reserves as a result of the deconsolidation of USSC were made for $6 million.
During the nine months ended September 30, 2014, the Company recorded severance related charges of $15 million, for additional headcount reductions related to our Canadian operations, within our Flat-Rolled segment; certain of our Tubular operations in Bellville, Texas and McKeesport, Pennsylvania, within our Tubular segment; and our USSK operations as well as headcount reductions principally within the Company's corporate functions. The Company also recorded charges of $199 million and $37 million, related to the impairment of carbon alloy facilities and the write-off of pre-engineering costs associated with the Keetac expansion, respectively, within our Flat-Rolled segment. Additionally, an asset impairment charge of $14 million was taken for certain of the Company's non-strategic assets that were designated as held for sale. Cash payments were made related to severance and exit costs of $8 million. Favorable adjustments for changes in estimates on and the removal of restructuring reserves as a result of the deconsolidation of USSC were made for $16 million.

The activity in the accrued balances incurred in relation to restructuring and other cost reduction programs during the nine months ended September 30, 2015 were as follows:

(in millions)	Employee Related Costs	Pension and Other Benefits Charges	Exit Costs		Non-cash Charges (b)	Total
Balance at December 31, 2014	$5	$—	$—		$—	$5

Additional charges	77	20	79	(a)	119	295
Cash payments/utilization	(11)	(20)	(4)		(119)	(154)
Other adjustments and reclassifications	(15)	—	(5)		—	(20)

Balance at September 30, 2015	$56	$—	$70		$—	$126
(a) Primarily environmental costs and charges associated with take or pay contracts.
(b) Charges are primarily related to asset impairments and accelerated depreciation associated with the permanent shutdown of the Fairfield Flat-Rolled Operations and the cokemaking operations at Gary Works and Granite City Works.

Accrued liabilities for restructuring and other cost reduction programs are included in the following balance sheet lines:

(in millions)	September 30, 2015	December 31, 2014
Accounts payable	$53	$—
Payroll and benefits payable	56	5
Deferred credits and other noncurrent liabilities	17	—
Total	$126	$5

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
Asbestos matters – As of September 30, 2015, U. S. Steel was a defendant in approximately 820 active cases involving approximately 3,315 plaintiffs. The vast majority of these cases involve multiple defendants. At December 31, 2014, U. S. Steel was a defendant in approximately 880 active cases involving approximately 3,455 plaintiffs. About 2,465, or approximately 74 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the nine months ended September 30, 2015, dismissals, settlements and other dispositions resolved approximately 350 claims, and new case filings added approximately 210 claims. During 2014, settlements and other dispositions resolved approximately 190 claims, and new case filings added approximately 325 claims.
The following table shows the number of asbestos claims in the current period and the prior three years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2012	3,235	190	285	3,330
December 31, 2013	3,330	250	240	3,320
December 31, 2014	3,320	190	325	3,455
September 30, 2015	3,455	350	210	3,315
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

(In millions)	Nine Months Ended September 30, 2015
Beginning of period	$212
Accruals for environmental remediation deemed probable and reasonably estimable	—
Adjustments for changes in estimates	(2)
Obligations settled	(7)
End of period	$203
Accrued liabilities for remediation activities are included in the following consolidated balance sheet lines:

(In millions)	September 30, 2015	December 31, 2014
Accounts payable	$19	$19
Deferred credits and other noncurrent liabilities	184	193
Total	$203	$212
Expenses related to remediation are recorded in cost of sales and were insignificant for both the three and nine month periods ended September 30, 2015, and totaled $1 million and $4 million for the three and nine month periods ended September 30, 2014, respectively. It is not presently possible to reasonably estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 10 to 25 percent.
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

(3)
Other Projects are those projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and those projects for which we do not yet possess sufficient information to reasonably estimate potential costs to U. S. Steel.

Projects with Ongoing Study and Scope Development – There are five environmental remediation projects where reasonably possible additional costs for completion are not currently estimable, but could be material. These projects are four Resource Conservation and Recovery Act (RCRA) programs—at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI) and the Fairless Plant—and a voluntary remediation program at the former steelmaking plant at Joliet, Illinois. As of September 30, 2015, accrued liabilities for these projects totaled $2 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $25 million to $40 million.
Significant Projects with Defined Scope – As of September 30, 2015, there are four significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $153 million. These projects are Gary RCRA (accrued liability of $35 million), the former Geneva facility (accrued liability of $63 million), the former Duluth facility St. Louis River Estuary (accrued liability of $48 million), and the Solid Waste Management Unit (SWMU) #4 at UPI (accrued liability of $7 million).
Other Projects – There are four other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at September 30, 2015 was $8 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.
The remaining environmental remediation projects had an accrued liability of less than $1 million each. The total accrued liability for these projects at September 30, 2015 was $5 million. We do not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $28 million at September 30, 2015 and were based on known scopes of work.
Administrative and Legal Costs – As of September 30, 2015, U. S. Steel had an accrued liability of $7 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.
See Part II, "Item 1 – Legal Proceedings – Environmental Proceedings" for further details regarding U. S. Steel's environmental remediation at its various production facilities.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 2015 and 2014, such capital expenditures totaled $67 million and $50 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
CO2 Emissions – Current and potential regulation of greenhouse gas (GHG) emissions remains a significant issue for the steel industry, particularly for integrated steel producers such as U. S. Steel. The regulation of carbon dioxide (CO2) emissions has either become law or is being considered by legislative bodies of many nations, including countries where we have operating facilities. The European Union (EU) has established GHG regulations based upon a cap and trade system. In the United States, the Environmental Protection Agency (EPA) has published rules for regulating GHG emissions for certain facilities (both new and existing). The U.S.

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
U. S. Steel entered into transactions to sell and swap a portion of our emission allowances and recognized a gain of $17 million during the nine months ended September 30, 2014, reflected as a net gain on disposal of assets. There were no such similar transactions for the nine months ended September 30, 2015.
The EPA recently revised the National Ambient Air Quality Standards (NAAQS) for nitrogen oxide, sulfur dioxide, particulate matter, and lead. In addition, on October 1, 2015, the EPA lowered the NAAQS for ground level ozone from 75 parts per billion (PPB) to 70 PPB. Affected states with nonattainment areas in which U. S. Steel operates are currently preparing State Implementation Plans (SIPs) for sulfur dioxide and particulate matter. It is likely that the new requirements in the SIPs would be material to U. S. Steel. The designations for ozone have not been made by the EPA yet, but the designations and any ozone reduction requirements resulting from the lower standard may be material.
On May 13, 2010, the EPA published its final Greenhouse Gas Tailoring Rule establishing a mechanism for regulating GHG emissions from facilities through the CAA’s Prevention of Significant Deterioration (PSD) permitting program. Under the Greenhouse Gas Tailoring Rule, as modified by the recent U.S. Supreme Court decision which struck down parts of the rule, new projects that increase GHG emissions by a significant amount (generally more than 75,000 tons of CO2 per year) are subject to the PSD requirements, including the installation of best available control technology (BACT), but only if the project also significantly increases emissions of at least one non-GHG pollutant.
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
The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BAT) to reduce environmental impacts as well as compliance with BAT associated emission levels. This directive includes operational requirements for air emissions, wastewater discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Producers will be required to be in compliance with the iron and steel BAT by March 8, 2016, unless specific exceptions or extensions are granted by the Slovak environmental authority. We are currently updating our existing operating permits for different facilities involved in producing iron and steel in the plant in accordance with the new BAT requirements. Through this process, we are asking for certain extensions from the 2016 compliance deadline in order to meet, or go beyond, the BAT requirements which would make us eligible to receive EU funding support. We are currently evaluating the costs of complying with BAT, but our most recent broad estimate of likely capital expenditures is €80 million to €155 million (approximately $90 million to $175 million) over the 2015 to 2020 period. There are ongoing efforts to seek EU grants to fund a portion of these capital expenditures. The EU has various programs under which funds are allocated to member states to implement broad public policies, which are then awarded by the member states to public and private entities on a competitive basis. The total capital expenditures required for BAT compliance will depend upon, among other factors, the extent to which EU incentive grants are awarded for these projects. We also believe there will be increased operating costs, such as increased energy and maintenance costs. We are currently unable to reliably estimate what the increase in operating costs will be as many of the capital projects involved are still in the development stage.
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
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $4 million at September 30, 2015.
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
CCAA - On September 16, 2014, USSC commenced court-supervised restructuring proceedings under CCAA before the Ontario Superior Court of Justice. As part of the CCAA proceedings, U. S. Steel has submitted both secured and unsecured claims that have been verified by the court-appointed Monitor. The court-appointed Monitor has verified U. S. Steel's claims in the CCAA proceedings of approximately $1.8 billion. U. S. Steel's claims have been challenged by a number of interested parties which, if successful, could result in the reclassification of those claims and/or modifications to the values of those claims. U. S. Steel is contesting those challenges within the CCAA proceedings. However, U. S. Steel cannot reasonably estimate the outcome at this time.
Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $12 million at September 30, 2015). No liability has been recorded for these guarantees as the potential loss is not probable.

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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $163 million as of September 30, 2015, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our letters of credit are secured by the excess collateral of our Third Amended and Restated Credit Agreement . The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $43 million at September 30, 2015, of which approximately $5 million was classified as current, and $51 million at December 31, 2014, of which $1 million was classified as current.
Capital Commitments – At September 30, 2015, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $355 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2015	2016	2017	2018	2019	Later Years	Total
$182	$725	$620	$615	$366	$1,842	$4,350
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, and certain energy and utility services with terms ranging from two to 17 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply 90 percent to 105 percent of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of September 30, 2015, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $200 million.
Total payments relating to unconditional purchase obligations were $115 million and $119 million for the three months ended September 30, 2015 and 2014, respectively and $365 million and $389 million for the nine months ended September 30, 2015 and 2014, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

During the first nine months of 2015, the Company adjusted its operating configuration by temporarily reducing its production levels within its Flat-Rolled and Tubular segments, as well as permanently shutting down certain of its coke production facilities at Gary Works and Granite City Works and shutting down its blast furnace and associated steelmaking operations, along with most of the flat-rolled finishing operations at Fairfield Works, and does not include the slab and rounds casters and the #5 coating line (Fairfield Flat-Rolled Operations). Management may continue to further adjust the Company's operations in 2015. Customer order rates for our products, market demand, economic conditions as well as import levels will determine the size and duration of these adjustments.
The consolidated results for the three and nine months ended September 30, 2015 do not reflect the results of U. S. Steel Canada Inc. (USSC) due to USSC’s filing for creditor protection pursuant to Canada’s Companies’ Creditors Arrangement Act (CCAA) on September 16, 2014. The consolidated statement of operations, consolidated statement of comprehensive income (loss) and consolidated statement of cash flows for the three and nine months ended September 30, 2014 include the results for USSC up to the date of the CCAA filing on September 16, 2014.
On October 9, 2015, the Court approved a mutually agreed upon transition arrangement with USSC as part of USSC's restructuring, the placement of a new Debtor-in-Possession credit facility with Brookfield Capital Partners Ltd. and USSC's business preservation plan. Under the transition arrangement, U. S. Steel will continue to provide certain shared services to USSC for up to 24 months as part of the orderly severance of the parties' relationship.
Net sales by segment for the three and nine months ended September 30, 2015 and 2014 are set forth in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, excluding intersegment sales)	2015	2014	% Change	2015	2014	% Change
Flat-Rolled Products (Flat-Rolled)	$2,070	$3,125	(34)%	$6,388	$9,089	(30)%
U. S. Steel Europe (USSE)	546	687	(21)%	1,837	2,203	(17)%
Tubular Products (Tubular)	199	700	(72)%	730	2,030	(64)%
Total sales from reportable segments	2,815	4,512	(38)%	8,955	13,322	(33)%
Other Businesses	15	75	(80)%	47	113	(58)%
Net sales	$2,830	$4,587	(38)%	$9,002	$13,435	(33)%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended September 30, 2015 versus the three months ended September 30, 2014 is set forth in the following table:
Three Months Ended September 30, 2015 versus Three Months Ended September 30, 2014

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-Rolled	(24)%	(9)%	(1)%	—%	—%	(34)%
USSE	3%	(5)%	(3)%	(15)%	(1)%	(21)%
Tubular	(67)%	(6)%	1%	—%	—%	(72)%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
Net sales were $2,830 million in the three months ended September 30, 2015, compared with $4,587 million in the same period last year. The decrease in sales for the Flat-Rolled segment primarily reflected a decrease in shipments (decrease of 1,016 thousand net tons), which includes the deconsolidation of USSC (represents 452 thousand net tons, or 44%, of the total volume decrease) and a decrease in average realized prices (decrease of $103 per net ton) as a result of market conditions, including high import levels, which has served to reduce shipment volumes and drastically depress both spot and contract prices. The decrease in sales for the USSE segment was primarily due to the strengthening of the U.S. dollar versus the euro in the three months ended September 30, 2015 as compared to the same period in 2014 (decrease of 0.21 in average exchange rate between the Euro and U.S. dollar) and lower average realized euro-based prices (decrease of €42 per net ton) partially offset by higher shipments (increase of 33 thousand net tons). The decrease in sales for the Tubular segment primarily reflected lower shipments (decrease of 274 thousand net tons) and a decrease in average realized prices (decrease of $303 per net ton) as a result of reduced drilling activity caused by low energy prices and continued high import levels.
Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the nine months ended September 30, 2015 versus the nine months ended September 30, 2014 is set forth in the following table:
Nine Months Ended September 30, 2015 versus Nine Months Ended September 30, 2014

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-Rolled	(23)%	(6)%	—%	—%	(1)%	(30)%
USSE	10%	(1)%	(2)%	(23)%	(1)%	(17)%
Tubular	(65)%	—%	1%	—%	—%	(64)%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
Net sales were $9,002 million in the nine months ended September 30, 2015, compared with $13,435 million in the same period last year. The decrease in sales for the Flat-Rolled segment primarily reflected a decrease in shipments (decrease of 2,888 thousand net tons), which includes the deconsolidation of USSC (represents 1,532 thousand net tons, or 53%, of the total volume decrease) and a decrease in average realized prices (decrease of $59 per net ton) as a result of market conditions, including high import levels, which has served to reduce shipment volumes and drastically depress both spot and contract prices. The decrease in sales for the USSE segment was primarily due to the strengthening of the U.S. dollar versus the euro in the nine months ended September 30, 2015 as compared to the same period in 2014 (decrease of 0.24 in average exchange rate between the Euro and the U.S. dollar) and lower average realized euro-based prices (decrease of €37 per net ton) partially offset by higher shipments (increase of 304 thousand net tons). The decrease in sales for the Tubular segment primarily reflected lower shipments (decrease of 831 thousand net tons) as a result of reduced drilling activity caused by low energy prices and continued high import levels.

Pension and other benefits costs
Pension and other benefit costs are reflected in our cost of sales and selling, general and administrative expense line items in the consolidated statements of operations.
Defined benefit and multiemployer pension plan costs totaled $87 million and $226 million in the three and nine months ended September 30, 2015, respectively, compared to $88 million and $257 million in the comparable periods in 2014. The $1 million and $31 million decreases are primarily due to the natural maturation of our pension plans, the effects of settlement charges recorded in 2014 as a result of the retirement of several U. S. Steel executives and the deconsolidation of USSC, partially offset by a lower discount rate, lower expected return on asset assumption and curtailment charges primarily due to the shutdown of the Fairfield Flat-Rolled Operations.
Costs related to defined contribution plans totaled $10 million and $32 million in the three and nine months ended September 30, 2015, respectively, compared to $11 million and $35 million in the comparable periods in 2014.
Benefits from other benefits totaled $(13) million and $(3) million in the three months ended September 30, 2015 and September 30, 2014, respectively. The $10 million increase is primarily related to the deconsolidation of USSC. Benefits from other benefits totaled $(30) million and $(15) million in the nine months ended September 30, 2015 and September 30, 2014, respectively. The $15 million increase is primarily due to the deconsolidation of USSC, partially offset by a one-time $19 million curtailment gain recorded in the nine months ended September 30, 2014 related to the elimination of non-union retiree medical coverage after 2017.
Net periodic pension cost, including multiemployer plans, is expected to total approximately $285 million in 2015. Total benefit from other benefits in 2015 are expected to be a benefit of approximately $(40) million. The pension cost projection includes approximately $70 million of contributions to the Steelworkers Pension Trust.
The hard-freeze of the defined benefit pension plan for non-union participants triggered a pension curtailment which required a remeasurement of the defined benefit pension plan's obligations and associated assets during the third quarter of 2015. The permanent shutdown of the Fairfield Flat-Rolled Operations triggered a remeasurement of both the defined benefit pension and other post-employment benefit (OPEB) plans' (the Plans) obligations and associated assets during the third quarter of 2015. The remeasurement of the Plans' projected benefit obligations and assets resulted in a decrease in benefit obligations of approximately $305 million from benefit and plan changes and a higher discount rate, which were more than offset by a decrease in the fair value of plan assets of approximately $600 million resulting in a net decrease of the Plan's funded status of approximately $295 million as of September 30, 2015.
The discount rate used for the third quarter of 2015 remeasurements was 4.0 percent, as compared to 3.75 percent at December 31, 2014. The assumed rate of return on assets used for the remeasurements was 7.5 percent which is consistent with the rate used at December 31, 2014. Excluding impacts from potential changes in the assumptions to be used to measure our defined benefit pension obligation at December 31, 2015, we expect 2016 net periodic benefit cost for defined benefit pension to decrease by approximately $125 million to $150 million as compared to 2015 net periodic benefit cost for defined benefit pension.

Non-retirement postemployment benefits
U. S. Steel incurred costs of approximately $4 million and $44 million for the three and nine months ended September 30, 2015 related to the accrual of employee costs for supplemental unemployment benefits and the continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others. Payments for these benefits during the three and nine months ended September 30, 2015 were $10 million and $25 million, respectively. There were no significant similar costs incurred during the three and nine months ended September 30, 2014.
Selling, general and administrative expenses
Selling, general and administrative expenses were $99 million and $308 million in the three and nine months ended September 30, 2015, respectively, compared to $125 million and $406 million in the three and nine months ended September 30, 2014. The decrease is primarily related to lower pension and other benefits costs, as discussed above, as well as lower expense for profit based payments.

Restructuring and other charges
Charges for restructuring and ongoing cost reduction initiatives are recorded in the period the Company commits to a restructuring or cost reduction plan, or executes specific actions contemplated by the plan and all criteria for liability recognition have been met. Charges related to the restructuring and cost reductions are reported in restructuring and other charges in the consolidated statement of operations and include employee related costs (severance, supplemental unemployment benefits, and continuation of health care benefits), accelerated depreciation, pension and other benefits curtailment charges, charges associated with take or pay contracts, asset impairments, environmental and other closure costs.
During the three months ended September 30, 2015, the Company recorded restructuring charges of $103 million, primarily related to the permanent shutdown of the Fairfield Flat-Rolled Operations within our Flat-Rolled segment and headcount reductions across the Company. Cash payments were made related to severance and exit costs of $10 million.
During the nine months ended September 30, 2015, the Company recorded restructuring charges of $275 million, primarily related to the permanent shutdown of the Fairfield Flat-Rolled Operations and the cokemaking operations at Gary Works and Granite City Works, within our Flat-Rolled segment and headcount reductions across the Company. Cash payments were made related to severance and exit costs of $15 million. Favorable adjustments for changes in estimates on restructuring reserves were made for $20 million, primarily related to employee and environmental costs associated with the shutdown of our cokemaking operations at Gary Works and Granite City Works.
During the three months ended September 30, 2014, the Company recorded restructuring charges of $199 million and $37 million, related to the impairment of carbon alloy facilities and the write-off of pre-engineering costs associated with the Keetac expansion, respectively, within our Flat-Rolled segment. Cash payments were made related to severance and exit costs of $3 million. Favorable adjustments for changes in estimates on and the removal of restructuring reserves as a result of the deconsolidation of USSC were made for $6 million.
During the nine months ended September 30, 2014, the Company recorded severance related charges of $15 million, for additional headcount reductions related to our Canadian operations, within our Flat-Rolled segment; certain of our Tubular operations in Bellville, Texas and McKeesport, Pennsylvania, within our Tubular segment; and our USSK operations as well as headcount reductions principally within the Company's corporate functions. The Company also recorded charges of $199 million and $37 million, related to the impairment of carbon alloy facilities and the write-off of pre-engineering costs associated with the Keetac expansion, respectively, within our Flat-Rolled segment. Additionally, an asset impairment charge of $14 million was taken for certain of the Company's non-strategic assets that were designated as held for sale. Cash payments were made related to severance and exit costs of $8 million. Favorable adjustments for changes in estimates on and the removal of restructuring reserves as a result of the deconsolidation of USSC were made for $16 million.
Management believes its actions with regard to the Company’s operations will have a positive impact on the Company’s annual cash flows of approximately $325 million to $375 million over the course of subsequent annual periods as a result of decreased payroll and benefits costs, decreased need for capital projects and other idle facility costs. Also, the actions will result in other non-cash savings of approximately $90 million, primarily related to reduced depreciation expense in future periods. Additionally, management does not believe there will be any significant impacts related to the Company’s revenues as a result of these actions.

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
As a result of the CCAA proceedings, U. S. Steel no longer has a controlling financial interest over USSC, as defined under ASC 810, Consolidation, and therefore has deconsolidated USSC’s financial position as of the end of the day on September 15, 2014. This resulted in a pretax loss on deconsolidation and other charges of $413 million, which included approximately $20 million of professional fees. The pretax loss on deconsolidation included the derecognition of the carrying amounts of USSC's assets and liabilities and accumulated other comprehensive loss that were previously consolidated in U. S. Steel's consolidated balance sheet and the impact of recording the retained interest in USSC. Subsequent to the deconsolidation, U. S. Steel accounts for USSC using the cost method of accounting, which has been reflected as zero in U. S. Steel’s consolidated balance sheet as of both September 30, 2015 and December 31, 2014, due to the negative equity associated with USSC’s underlying financial position. Net assets totaling $1,716 million were deconsolidated as of the end of the day on September 15, 2014.

Prior to the deconsolidation, U. S. Steel made loans to USSC for the purpose of funding its operations and had net trade accounts receivable in the ordinary course of business. The loans, the corresponding interest and the net trade accounts receivable were considered intercompany transactions and were eliminated in the consolidated U. S. Steel financial statements. As of the deconsolidation date, the loans, associated interest and net trade accounts receivable are now considered third party transactions and have been recognized in U. S. Steel's consolidated financial statements based upon our assessment of the recoverability of their carrying amounts and whether or not the amounts are secured or unsecured. U. S. Steel has estimated a recovery rate based upon the fair value of the net assets of USSC available for distribution to its creditors in relation to the secured and unsecured creditor claims in the CCAA filing. For updates to U. S. Steel's retained interest in USSC, see Note 5 to the Consolidated Financial Statements.

Earnings before interest and income taxes (EBIT) by segment for the three and nine months ended September 30, 2015 and 2014 is set forth in the following table:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2015	2014		2015	2014
Flat-Rolled	$(18)	$347	NM	$(149)	$462	NM
USSE	18	29	(38)%	75	99	(24)%
Tubular	(50)	69	NM	(115)	140	NM
Total (loss) earnings from reportable segments	(50)	445	NM	(189)	701	NM
Other Businesses	10	34	(71)%	24	64	(63)%
Segment EBIT	(40)	479	NM	(165)	765	NM
Items not allocated to segments:
Postretirement benefit expense	(11)	(26)	(58)%	(38)	(90)	(58)%
Other items not allocated to segments:
Loss on shutdown of Fairfield Flat-Rolled Operations	(91)	—	100%	(91)	—	100%
Losses associated with USSC	(16)	(413)	(96)%	(271)	(413)	(34)%
Restructuring and other charges	(12)	—	100%	(31)	—	100%
Loss on shutdown of coke production facilities	—	—	100%	(153)	—	100%
Impairment of carbon alloy facilities	—	(199)	100%	—	(199)	100%
Write-off of pre-engineering costs at Keetac	—	(37)	100%	—	(37)	100%
Gain on sale of real estate assets	—	55	100%	—	55	100%
Litigation reserves	—	—	100%	—	(70)	100%
Loss on assets held for sale	—	—	100%	—	(14)	100%
Curtailment gain	—	—	100%	—	19	100%
Total EBIT	$(170)	$(141)	NM	$(749)	$16	NM

Segment results for Flat-Rolled

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
Earnings before interest and taxes ($ millions)	$(18)	$347	NM	$(149)	$462	NM
Gross margin	7%	15%	(8)%	5%	10%	(5)%
Raw steel production (mnt)	3,240	4,675	(31)%	8,916	13,298	(33)%
Capability utilization	66%	86%	(20)%	61%	81%	(20)%
Steel shipments (mnt)	2,676	3,692	(28)%	8,005	10,893	(27)%
Average realized steel price per ton (a)	$674	$777	(13)%	$712	$771	(8)%
(a) Average realized steel price per ton excluding USSC was $786 and $783 for the three and nine months ended September 30, 2014, respectively.

The decrease in Flat-Rolled results for the three months ended September 30, 2015 compared to the same period in 2014 resulted from lower average realized prices excluding USSC (approximately $285 million) as a result of high import activity which has served to drastically depress both spot and contract prices, higher repairs and maintenance costs, and other operating costs related to a reduction in our Mining activities (approximately $90 million), lower shipment volumes as a result of high import levels (approximately $75 million), lower steel substrate sales to our Tubular segment (approximately $55 million), and lower income from our joint ventures (approximately $10 million). These changes were partially offset by lower costs for profit-based payments (approximately $75 million), lower raw materials costs (approximately $55 million), and lower energy costs (approximately $20 million).
The decrease in Flat-Rolled results for the nine months ended September 30, 2015 compared to the same period in 2014 resulted from lower average realized prices excluding USSC (approximately $630 million) as a result of high import activity which has served to drastically depress both spot and contact prices, lower shipment volumes as a result of high import levels (approximately $170 million), lower steel substrate sales to our Tubular segment (approximately $135 million), higher repairs and maintenance costs, and other operating costs related to a reduction in our Mining activities (approximately $45 million), and lower income from our joint ventures (approximately $25 million). These changes were partially offset by lower raw materials costs (approximately $185 million), lower costs for profit-based payments (approximately $110 million) and lower energy costs (approximately $100 million).
Gross margins for the three and nine months ended September 30, 2015 as compared to the same periods in 2014 decreased as a result of lower production volumes resulting in operating inefficiencies and significant market price decreases associated with the continued surge of imported sheet products into the U.S. market playing a significant role in both of these factors.
Segment results for USSE

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
Earnings before interest and taxes ($ millions)	$18	$29	(38)%	$75	$99	(24)%
Gross margin	9%	10%	(1)%	10%	10%	—%
Raw steel production (mnt)	1,133	1,111	2%	3,615	3,475	4%
Capability utilization	90%	88%	2%	97%	93%	4%
Steel shipments (mnt)	1,020	987	3%	3,375	3,071	10%
Average realized steel price per ton ($)	$516	$671	(23)%	$527	$691	(24)%
Average realized steel price per ton (€)	€464	€506	(8)%	€473	€510	(7)%
The decrease in USSE results for the three months ended September 30, 2015 compared to the same period in 2014 was primarily due to the strengthening of the U.S. dollar versus the euro in the three months ended September 30, 2015 as compared to the same period in 2014 (approximately $40 million) and lower average realized euro-based prices (approximately $40 million). These changes were partially offset by lower raw materials costs (approximately $60 million) and lower repairs and maintenance and other operating costs (approximately $10 million).
The decrease in USSE results for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to lower average realized euro-based prices (approximately $155 million), the strengthening of the U.S. dollar versus the euro in the nine months ended September 30, 2015 as compared to the same period in 2014 (approximately $120 million), and the absence of the favorable effects of a sale and swap of a portion of our emission credits during the first quarter of 2014 (approximately $15 million). These changes were partially offset by lower raw materials costs (approximately $245 million) and higher shipment volumes (approximately $25 million).

Segment results for Tubular

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2015	2014		2015	2014
Earnings before interest and taxes ($ millions)	$(50)	$69	NM	$(115)	$140	NM
Gross margin	(18)%	14%	NM	(6)%	11%	NM
Steel shipments (mnt)	154	428	(64)%	465	1,296	(64)%
Average realized steel price per ton	$1,264	$1,567	(19)%	$1,516	$1,508	1%
The decrease in Tubular results for the three months ended September 30, 2015 as compared to the same period in 2014 was primarily due to decreased shipment volumes (approximately $80 million) and a decrease in average realized prices (approximately $30 million) as a result of reduced drilling activity caused by low energy prices and continued high import levels, and operating cost inefficiencies primarily due to reduced production levels (approximately $25 million). These changes were partially offset by lower raw materials costs (approximately $15 million).
The decrease in Tubular results for the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily due to decreased shipment volumes (approximately $185 million) as a result of reduced drilling activity caused by low energy prices and continued high import levels and operating cost inefficiencies, primarily due to reduced production levels (approximately $110 million), partially offset by an increase in average realized prices (approximately $20 million) and lower raw materials costs (approximately $20 million).
Gross margins for the three and nine months ended September 30, 2015 as compared to the same period in 2014 decreased as a result of production cost inefficiencies driven by the decrease in shipments.
Results for Other Businesses
Other Businesses had earnings of $10 million and $24 million in the three and nine months ended September 30, 2015, compared to earnings of $34 million and $64 million in the three and nine months ended September 30, 2014.
Items not allocated to segments
The decrease in postretirement benefit expense in the three and nine months ended September 30, 2015 as compared to the same period in 2014 resulted from lower pension and retiree medical expenses as a result of the natural maturation of our pension plans and the deconsolidation of USSC, partially offset by a lower discount rate and expected return on asset assumption.
We recorded a $91 million loss on shutdown of Fairfield Flat-Rolled Operations in the nine months ended September 30, 2015 as a result of the permanent closure of those operations.
We recorded a $271 million loss associated with USSC in the nine months ended September 30, 2015 as a result of a change in our assessment of the recoverability of the Company's retained interest in USSC and a charge related to the Stelco Agreement (see Note 5). We recorded $413 million of non-cash, pretax charges associated with the deconsolidation of USSC during the three and nine months ended September 30, 2014 after its CCAA filing (see Note 4).
We recorded $31 million in restructuring and other charges in the nine months ended September 30, 2015 as a result of further actions to adjust our operational footprint.
We recorded a $153 million loss on shutdown of coke production facilities in the nine months ended September 30, 2015 as a result of the permanent closure of our Gary Works and Granite City Works coke facilities.
We recorded a $199 million carbon alloy facilities impairment charge during the three months ended September 30, 2014.
We recorded a $37 million charge during the three months ended September 30, 2014 to write-off pre-engineering costs since we have decided not to pursue an expansion of our Keetac iron ore pellet operations.
We recorded a $55 million gain on the sale of real estate assets during the three months ended September 30, 2014 consisting of surface rights and mineral royalty revenue streams in the state of Alabama.

We recorded a loss of $70 million in the nine months ended September 30, 2014 related to litigation reserves for the Company's ongoing litigation matters.
We recorded a $14 million loss on assets held for sale in the nine months ended September 30, 2014 related to the write-down of non-strategic Corporate assets.
We recorded a $19 million curtailment gain in pension and other benefit plans associated with the elimination of non-union retiree medical coverage after 2017.
Net interest and other financial costs

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2015	2014		2015	2014
Interest expense	$56	$57	(2)%	$160	$178	(10)%
Interest income	(2)	(2)	—%	(2)	(4)	(50)%
Other financial (income)/costs	(1)	5	(120)%	12	19	(37)%
Total net interest and other financial costs	$53	$60	(12)%	$170	$193	(12)%
Net interest and other financial costs for the three months ended September 30, 2015 as compared to the same period last year remained relatively consistent. The decrease in net interest and other financial costs for the nine months ended September 30, 2015 as compared to the same period last year is primarily related to the deconsolidation of the Province Note and the redemption of the 4.00% Senior Convertible Notes due May 15, 2014.
The income tax benefit was $50 million and $410 million in the three and nine months ended September 30, 2015 compared to a provision of $6 million for the three months ended September 30, 2014 and a benefit of $4 million in the nine months ended September 30, 2014. The tax provision reflects a benefit for percentage depletion in excess of cost depletion for iron ore that we produce and consume or sell. The tax provision does not reflect any tax benefit for pretax losses in Canada, prior to the deconsolidation on September 16, 2014, which is a jurisdiction where we had recorded a full valuation allowance on deferred tax assets. Included in the tax provision in the first nine months of 2015 is a net tax benefit of $31 million relating to the adjustment of certain tax reserves. Included in the tax benefit in the first nine months of 2014 is a discrete benefit of $30 million related to the loss on deconsolidation of USSC and other charges as discussed in Note 4, as well as a discrete benefit related to an antitrust settlement.
The net domestic deferred tax asset was $816 million at September 30, 2015 compared to $318 million at December 31, 2014. The increase is primarily a result of current year net operating loss generation, currency translation adjustments, and the change in our assessment of the recoverability of the Company's retained interest in USSC. A substantial amount of U. S. Steel’s domestic deferred tax assets relates to employee benefits that will become deductible for tax purposes over an extended period of time as cash contributions are made to employee benefit plans and retiree benefits are paid in the future.
At September 30, 2015, the net foreign deferred tax asset was $7 million, net of an established valuation allowance of $5 million. At December 31, 2014, the net foreign deferred tax asset was $29 million, net of an established valuation allowance of $5 million. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro.
The Company regularly evaluates the need for a valuation allowance for its deferred income tax benefits by assessing whether it is more likely than not it will realize these benefits in future periods. In assessing the need for a valuation allowance, the Company considers all available evidence, both positive and negative, related to the likelihood of realization of its deferred income tax benefits, and based on the weight of that evidence, determines whether a valuation allowance is required.
During the third quarter, management reviewed the Company’s current and forecasted operating results, current economic market conditions impacting the steel industry, and tax planning strategies. As of September 30, 2015, the Company concluded that it is more likely than not the Company will be able to realize its deferred income tax benefits in future periods.

However, management will continue to assess the need for a valuation allowance in future periods given the cyclical nature of the steel industry, the continued high level of steel imports, and future demand for steel and steel related products, which may result in a different conclusion as to the realizability of the Company’s deferred income tax benefits and the recognition of a valuation allowance in future periods.
For further information on income taxes see Note 11 to the Consolidated Financial Statements.
Net loss attributable to United States Steel Corporation was $173 million and $509 million in the three and nine months ended September 30, 2015, compared to net loss of $207 million and $173 million in the three and nine months ended September 30, 2014. The changes primarily reflect the factors discussed above.
BALANCE SHEET
Accounts receivable decreased by $607 million from year-end 2014. Sales in the latter part of a quarter typically represent the majority of the receivables as of the end of the quarter. The decrease in receivables primarily reflected decreased average realized prices and lower shipment volumes.
Property, plant and equipment, net, decreased by $159 million from year-end 2014 primarily due to fixed asset impairment charges related to the shutdown of coke facilities at Gary Works and Granite City Works and the shutdown of the Fairfield Flat-Rolled Operations.
Long-term receivables from related parties decreased by $256 million from year-end 2014 primarily as a result of a change in our assessment of the recoverability of the Company's retained interest in USSC.
Total deferred income tax benefits increased by $185 million from year-end 2014 primarily as a result of current year net operating loss generation and a change in our assessment of the recoverability of the Company's retained interest in USSC.
Accounts payable and other accrued liabilities decreased by $120 million from year-end 2014 primarily as a result of decreased production levels in the third quarter of 2015 as compared to the fourth quarter of 2014.
Payroll and benefits payable decreased by $84 million from year-end 2014 primarily as a result of profit-based incentive payments related to 2014 financial performance that were paid in March of 2015, partially offset by the absence of profit-based liabilities as of September 30, 2015 and the recording of a payment obligation under the Stelco Agreement (see Note 5).
Employee benefits increased by $39 million from year-end 2014 primarily as a result of an increase in the benefit obligation as a result of the remeasurement (see Note 8) partially offset by benefit payments made in excess of the net periodic benefit expense recognized in the first nine months of 2015.
Deferred income tax liabilities decreased by $291 million from year-end 2014 primarily due to a decrease in forecasted net operating losses that were expected to be utilized in 2015 and foreign currency translation adjustments.
CASH FLOW
Net cash provided by operating activities was $308 million for the nine months ended September 30, 2015 compared to $1,247 million in the same period last year. The decrease is primarily due to lower financial results and changes in working capital period over period.
Changes in working capital can vary significantly depending on factors such as the amount and timing of inventory production and purchases, which are affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.
Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the three months and twelve months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Twelve Months Ended September 30,
	2015	2014	2015	2014
Accounts Receivable Turnover	2.0	2.2	7.7	8.8
Inventory Turnover	1.1	1.7	5.2	6.8

Capital expenditures for the nine months ended September 30, 2015, were $409 million, compared with $282 million in the same period in 2014. Flat-Rolled capital expenditures were $251 million and included spending for the ongoing implementation of an enterprise resource planning (ERP) system, the Granite City Works No. 1 Caster replacement, blast furnace maintenance at Granite City Works, pickle line replacement at Great Lakes Works, No. 1 Caster upgrade at Gary Works and various other infrastructure, environmental and strategic projects. Tubular capital expenditures of $75 million related to the new EAF and coupling facilities as well as various other infrastructure and strategic capital projects. USSE capital expenditures of $78 million consisted of spending for infrastructure and environmental projects.
U. S. Steel’s contractual commitments to acquire property, plant and equipment at September 30, 2015, totaled $355 million.
Capital expenditures for 2015 are expected to total approximately $500 million and remain focused largely on strategic, infrastructure and environmental projects.
We are continuing our efforts to implement an ERP system to replace our existing information technology systems, which will enable us to operate more efficiently. The completion of the ERP project is expected to provide further opportunities to streamline, standardize and centralize business processes in order to maximize cost effectiveness, efficiency and control across our global operations. We implemented our ERP system at Mon Valley Works in 2012, Gary Works in 2013, Granite City Works and Great Lakes Works in 2014 and Texas Operations in 2015. We plan to implement our ERP system at Fairfield Tubular and Lorain Tubular in 2016. We are also currently developing projects within our Flat-Rolled, USSE and Tubular segments, such as facility enhancements, advanced high strength steels and additional premium connections that will further improve our ability to support our customers’ evolving needs and increase our value added product capabilities.
With reduced pricing for iron-ore, management is considering its options with respect to the Company's iron-ore position in the United States. The Company is also exploring opportunities related to the availability of reasonably priced natural gas as an alternative to coke in the iron reduction process to improve our cost competitiveness, while reducing our dependence on coal and coke. After receiving the necessary authorizations from the Jefferson County Department of Health and the Alabama Department of Environmental Management for the Fairfield EAF project, construction began in the second quarter of 2015 and construction is expected to be completed in the third quarter of 2016.
Acquisitions in the first nine months of 2015 reflects the purchase of the 50 percent joint venture interest in Double Eagle Steel Coating Company not already owned by U. S. Steel.
Disposal of assets in the first nine months of 2014 primarily reflects cash proceeds from transactions to sell and swap a portion of the emissions allowances at USSK.
Repayment of long-term debt in the first nine months of 2015 primarily reflects the repayment of certain environmental revenue bonds. Repayment of long-term debt in the first nine months of 2014 reflects the redemption of the remaining $322 million principal amount of our 2014 Senior Convertible Notes. The aggregate price, including accrued and unpaid interest, for the 2014 Senior Convertible Notes redeemed was approximately $327 million and the redemptions were paid with cash.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes U. S. Steel’s liquidity as of September 30, 2015:

(Dollars in millions)
	Cash and cash equivalents	$1,165
	Amount available under $1.5 Billion Credit Facility	1,500
	Amount available under USSK credit facilities	256
	Total estimated liquidity	$2,921
As of September 30, 2015, $272 million of the total cash and cash equivalents was held by our foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.
On July 27, 2015, the Company entered into a five-year Third Amended and Restated Credit Agreement (Third Amended and Restated Credit Agreement) replacing the Company's Amended Credit Agreement, and concurrently terminated the Receivables Purchase Agreement. The Third Amended and Restated Credit Agreement increases the amount of the facility to $1.5 billion. Maturity may be accelerated 91 days prior to the stated maturity of any outstanding senior debt if excess cash and credit facility availability do not meet the liquidity conditions set forth in the Third Amended and Restated Credit Agreement. Borrowings are secured by liens on certain domestic inventory, trade accounts receivable, and other related assets. Similar to the Amended Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 when availability under the Third Amended and Restated Credit Agreement is less than the greater of 10 percent of the total aggregate commitments and $150 million.
The Third Amended and Restated Credit Agreement establishes a borrowing base formula, which limits the amounts U. S. Steel can borrow to a percent of the value of certain domestic inventory and trade receivables less specified reserves. The Third Amended and Restated Credit Agreement provides for borrowings at interest rates based on defined, short-term, market rates plus a spread based on availability and includes other customary terms and conditions including restrictions on our ability to create certain liens and to consolidate, merge or transfer all, or substantially all, of our assets. At September 30, 2015, there were no amounts drawn under the Third Amended and Restated Credit Agreement.
At September 30, 2015, USSK had no borrowings under its €200 million (approximately $224 million) unsecured revolving credit facility (the USSK Credit Agreement). The USSK Credit Agreement contains certain USSK financial covenants (as further defined in the USSK Credit Agreement) as well as other customary terms and conditions. At September 30, 2015, USSK had full availability under the USSK Credit Agreement. The USSK Credit Agreement expires in July 2016.
USSK also has a €20 million unsecured revolving credit facility that expires in December 2015 and a €10 million unsecured credit facility that expires in December 2016. At September 30, 2015, USSK had no borrowings under its €20 million and €10 million unsecured credit facilities (collectively approximately $33 million) and the availability was approximately $32 million due to approximately $1 million of outstanding customs and other guarantees.
We may from time to time seek to retire or purchase our outstanding long-term debt in open market purchases, privately negotiated transactions, exchange transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors and may be commenced or suspended at any time. The amounts involved may be material.
We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $163 million of liquidity sources for financial assurance purposes as of September 30, 2015. Increases in these commitments which use collateral are reflected in restricted cash on the consolidated statement of cash flows.
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,891 million as of September 30, 2015 (including the Senior Notes and Senior Convertible Notes) may be declared immediately due and payable; (b) the Third Amended and Restated Credit Agreement and the USSK Credit Agreement may be terminated and any amounts outstanding declared immediately due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield slab caster for $34 million or provide a cash collateralized letter of credit to secure the remaining obligation.
The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $4 million at September 30, 2015. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.
Our major cash requirements in 2015 are expected to be for capital expenditures, employee benefits, and operating costs, including purchases of raw materials. We finished the third quarter of 2015 with $1.2 billion of cash and cash equivalents and $2.9 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.
U. S. Steel management believes that U. S. Steel’s liquidity will be adequate to satisfy our obligations for the foreseeable future, including obligations to complete currently authorized capital spending programs. Future requirements for U. S. Steel’s business needs, including the funding of acquisitions and capital expenditures, scheduled debt maturities, repurchase of debt, repayment of the 2019 Senior Convertible Notes if they are accelerated, share buybacks, contributions to employee benefit plans, and any amounts that may ultimately be paid in connection with contingencies, are expected to be financed by a combination of internally generated funds (including asset sales), proceeds from the sale of stock, borrowings, refinancings and other external financing sources.
Focus on Technology and Innovation
U. S. Steel has increased its investments in technology and innovation focused on new products, new processes, and process optimization. We have also increased our capabilities in people and equipment, namely at our Research and Technology Center in Munhall, Pennsylvania, and at our Automotive Technical Center in Troy, Michigan. A primary focus is developing customer solutions. We have made progress developing advanced high strength steels for automotive applications up to and including Generation 3 steels that possess unique properties in terms of strength, formability and toughness for light weighting and crash worthiness. We are working closely with customers on specific applications for their use using advanced analytic techniques for geometry, grade and gauge redesign. Our Tubular segment has made advancements in our strategy to develop a full suite of premium connections. Designed and developed at the Innovation and Technology Center in Houston, USS- Liberty TC™ is the first domestically made threaded and coupled premium connection with a metal-to-metal seal that has been tested to the 2014 version of API 5C5 CAL IV. USS- Liberty TC™ was successfully installed by a subsidiary of Range Resources Corporation and is available to other energy producers. This work in premium connection development is supported by our investment in a new full scale tubular connection test frame located at Offshore Operations in Houston, Texas.
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
USSK is subject to the environmental laws of Slovakia and the European Union (EU). An EU law commonly known as Registration, Evaluation, Authorization and Restriction of Chemicals, Regulation 1907/2006 (REACH) requires the registration of certain substances produced in or imported into the EU, and applying for authorization to continue use where replacement of certain substances is not possible or feasible. In some cases replacements for substances currently used in our operations will have to be implemented. We are also beginning the process of seeking authorization for continued use of these substances until viable alternatives can be proved and implemented. March 21, 2016, is the deadline for filing an Application for Authorization to be permitted to continue using hexavalent chromium substances until suitable alternatives can be identified. The authorization will be for four years, after which time replacement substances must be employed. Efforts are ongoing to identify, test and prove the feasibility of replacement substances. Although USSK is currently compliant with REACH, efforts to remain compliant will require capital investment and increased operational costs. We cannot reliably estimate the potential cost of complying with these measures at this time. For further discussion of laws applicable in Slovakia and the EU and their impact on USSK, see Note 23 to the Consolidated Financial Statements, "Contingencies and Commitments – Environmental Matters – EU Environmental Requirements."
A Memorandum of Understanding (MOU) was signed in March of 2013 between U. S. Steel and the government of Slovakia. The MOU outlines areas in which the government and U. S. Steel will work together to help create a more competitive environment and conditions for USSK. Incentives the government of Slovakia agreed to provide include potential participation in a renewable energy program that provides the opportunity to reduce electricity costs, as well as the potential for government grants and other support concerning investments in environmental control technology. Although there are many conditions and uncertainties regarding the grants, including matters controlled by the EU, the value of these incentives as stated in the MOU could be as much as €75 million. U. S. Steel also agreed to pay the government of Slovakia specified declining amounts should U. S. Steel sell USSK within five years of the date of the MOU. We continue to work closely with the government of Slovakia to monitor the progress of the respective commitments and to achieve the incentives described in the MOU.
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
On August 3, 2015, the EPA issued three separate actions to address GHG gas emissions from fossil fuel fired power plants: 1) final rules for new, modified or reconstructed sources, 2) final rules for existing sources, and 3) a proposed Federal Implementation Plan. The rules for new, modified, or reconstructed sources impose separate intensity-based GHG limits for new coal fired and new natural gas fired power plants. The rules for existing fossil fueled power plants imposes a two-part goal structure for existing power generation in each state. The structure is composed of an interim goal for states to meet on average over the ten-year period from 2020-2029, and a final goal that a state must meet at the end of that period in 2030 and thereafter. The final goal is to achieve a 32 percent reduction of GHG emissions by 2030 from 2005 levels. States will be given flexibility in terms of how to achieve their goal and what measures to implement, but must submit plans no later than September 6, 2016. The proposed Federal Implementation Plan would apply to any state that does not submit an EPA approved plan.The impact these rules will have on the supply and cost of electricity to industrial consumers, especially the energy intensive industries, is being evaluated. We believe there will be increased operating costs, such as increased energy and maintenance costs, but we are currently unable to reliably estimate them.

The EU has established GHG regulations for the EU member states. International negotiations to supplement and eventually replace the 1997 Kyoto Protocol are ongoing. The next round of negotiations will take place in December 2015. In October 2014, the European Council approved 2030 goals in the areas of GHG reduction, energy efficiency and the use of renewable resources. Those targets are expected to transfer into legislation by 2020. Until the full details of the program are made known through specific enacting legislation, we cannot reasonably forecast the costs and benefits which might result from the program.
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
U. S. Steel entered into transactions to sell and swap a portion of our emissions allowances and recognized a gain of $17 million during the nine months ended September 30, 2014. There were no such similar transactions for the nine months ended September 30, 2015.
For further discussion of the ETS and related EU legislation, see Note 23 to the Consolidated Financial Statements, "Contingencies and Commitments – Environmental Matters – CO2 Emissions."

In September 2011, the EPA sent domestic integrated steel facilities, including U. S. Steel, an Information Collection Request for future rulemaking activities pursuant to the CAA. U. S. Steel responded to the request, and the EPA, as part of a voluntary remand that was granted by the D. C. Court of Appeals, is currently performing a review of the existing Iron and Steel Maximum Achievable Control Technology (MACT) regulations. U. S. Steel and other integrated steel companies are in communication with the EPA on the review. Additionally, the EPA is required, pursuant to the CAA, to conduct a risk and technology review of the Coke Pushing, Quenching, and Battery Stack MACT. U. S. Steel is anticipating a forthcoming Information Collection Request from EPA. At this time, the operational and financial impact of the Iron and Steel MACT or Coke MACT review cannot be estimated.
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

At September 30, 2015, U. S. Steel had been identified as a PRP at a total of five CERCLA sites where liability is not resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs will be between $100,000 and $1 million for three sites, between $1 million and $5 million for one site and over $5 million for one site.

In addition to the foregoing matters, there are five sites related to U. S. Steel where information requests have been received or there are other indications that U. S. Steel may be identified as a PRP under CERCLA, but where sufficient information is not presently available to confirm the existence of liability or to make any judgment as to the amount thereof.

For further discussion of relevant environmental matters, see "Part II. Other information – Item 1. Legal Proceedings – Environmental Proceedings."
During the first nine months of 2015, U. S. Steel recorded a net decrease of $9 million to our accrual for environmental matters for U.S. and international facilities. The total accrual for such liabilities at September 30, 2015 was $203 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in Note 17 to the Consolidated Financial Statements.
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
OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any new material off-balance sheet arrangements during the third quarter of 2015.

OUTLOOK
We remain committed to the execution of our long-term strategy. We continue to focus on the factors that we can control and are making excellent progress on our Carnegie Way transformation efforts. Commercial markets are not improving as we had anticipated for the second half of 2015. Steel selling prices reversed direction as excessively high levels of imports, much of which we believe are unfairly traded, and a significant decline in steel scrap prices caused spot prices to reach new lows for the year. High import levels also had a negative impact on the rebalancing of supply chain inventories, decreasing customer order rates in the second half of the year. The market for oil country tubular goods has continued to deteriorate, impacting results in both our Flat-Rolled and Tubular segments. Based on these factors, we expect significantly lower shipments and average realized prices than we previously projected for full-year 2015. Our cost reduction efforts and increasing Carnegie Way benefits are not yet able to fully mitigate the unfavorable commercial impacts and we now expect our full-year adjusted earnings before interest, income taxes, depreciation and amortization (EBITDA) to be approximately $225 million.
LABOR AGREEMENT
The agreement between the Company and the United Steelworkers covering most of our domestic operations was scheduled to expire on September 1, 2015. The union has continued to work at U. S. Steel facilities under the conditions of its most recent agreement which has been indefinitely extended by agreement of the parties, with 48 hours' notice required prior to termination. Contract negotiations are ongoing.
INTERNATIONAL TRADE
U. S. Steel remains active in its efforts to ensure that competitors are not engaging in unfair trade practices. In recent years, a significant number of steel imports have been found to violate United States trade laws. Under these laws, antidumping duties (AD) can be imposed against foreign producers of products that are sold in domestic markets at prices lower than charged in their own markets or, for producers in nonmarket economies, in surrogate markets. Countervailing duties (CVD) can be imposed against products that have benefited from foreign government subsidies for the production, manufacture, and export of the product. As in the past, U. S. Steel continues to monitor unfairly traded imports and is prepared to seek appropriate remedies against such importing countries.

In an effort to stem the increased flow of unfairly traded corrosion-resistant (CORE), cold-rolled, and hot-rolled products into the U.S. market, U. S. Steel, along with other steel producers, filed a series of three petitions with the Department of Commerce (DOC) and the International Trade Commission (ITC).

On June 3, 2015, U. S. Steel launched a series of cases, the first against China, India, Italy, South Korea and Taiwan. The petitions allege that unfairly traded imports of CORE from the subject countries are causing material injury to the domestic industry and that significant subsidies have been provided to producers by the governments of those countries. The petitions also allege that foreign producers benefit from numerous countervailable subsidies. On July 16, 2015, the ITC determined that there is a reasonable indication that the U.S. industry is threatened with material injury by reason of imports of certain CORE products from the subject countries. All six ITC Commissioners voted in the affirmative. On November 3, 2015, the DOC announced its preliminary determinations in the CVD investigation of imports of CORE products from China, India, Italy, South Korea, and Taiwan. The DOC is expected to issue its preliminary AD duty determinations in late 2015.

On July 28, 2015, U. S. Steel, joined by other major U.S. steel companies, filed a second case. The petitions charged that unfairly-traded imports of cold-rolled steel products from Brazil, China, India, Japan, South Korea, Netherlands, Russia and the United Kingdom are causing material injury to the domestic industry. The petitions allege that producers in each of the eight countries are dumping cold-rolled steel in the U.S. market and that the foreign producers in Brazil, China, India, South Korea, and Russia benefit from numerous countervailable subsidies. On August 18, 2015, the DOC initiated AD and CVD investigations of imports of cold-rolled steel products from Brazil, China, India, Korea, and Russia and AD investigations of imports of the same merchandise from Japan, the Netherlands, and the United Kingdom. On September 10, the ITC determined that there is a reasonable indication that a U.S. industry is materially injured or threatened with material injury by reason of imports of cold-rolled steel flat products from Brazil, China, India, Japan, Korea, Russia, and the United Kingdom that are being sold in the United States at less than fair value and subsidized by the governments of Brazil, China, India, Korea, and Russia. The ITC further determined that imports of these products from the Netherlands were negligible. The DOC is expected to make its preliminary CVD determinations in December 2015 and its preliminary AD determination in early 2016.

Finally, on August 11, 2015, U. S. Steel and five other domestic steel producers filed petitions for the imposition of duties on hot-rolled coil imports from Australia, Brazil, Japan, Korea, the Netherlands, Turkey and the United Kingdom. On September 1, 2015, the DOC initiated AD and CVD investigations of imports of certain hot-rolled steel flat products from Brazil, Korea, and Turkey and antidumping duty investigations of imports of the same merchandise from Australia, Japan, the Netherlands, and the United Kingdom. On September 24, 2015, the ITC determined that there is a reasonable indication that the U.S. industry is materially injured by reason of imports of certain hot-rolled steel flat products from Australia, Brazil, Japan, Korea, the Netherlands, Turkey, and the United Kingdom that are sold in the United States at less than fair value and subsidized by the governments of Brazil, Korea, and Turkey. As a result of the Commission's affirmative determinations, the DOC will continue to conduct its investigations on imports of these products from Australia, Brazil, Japan, Korea, the Netherlands, Turkey, and the United Kingdom, with its preliminary AD and CVD determinations due in 2016.

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

In addition to the recent case filings, U. S. Steel is actively defending appeals. In the 2013 AD and CVD case against OCTG producers from India, South Korea, Taiwan, Turkey, Ukraine, and Vietnam, the DOC issued AD orders against said countries and CVD orders against India and Turkey. The respondents filed appeals with the Court of International Trade (CIT). At present, U. S. Steel is involved in over a dozen separate appeals filed at the CIT from the OCTG determinations. In addition to defending on-going appeals, U. S. Steel, and other domestic producers, filed joint requests for administrative review in the several OCTG investigations. Administrative reviews allow interested parties to request that the DOC review the status of and compliance with the previously instituted net countervailable subsidy or dumping margins to ensure that foreign producers are fully complying with said orders. Finally, AD and CVD orders are generally subject to "sunset" reviews every five years and U. S. Steel actively participates in such review proceedings. U. S. Steel continues to be actively engaged in relevant, pending sunset reviews before the ITC and the DOC.

Other countries are also initiating trade enforcement measures. On January 28, 2015, the Turkish Ministry of Economy launched an AD probe on imports of Hot-Rolled Coil (HRC) from China, Japan, France, Russia, Ukraine, Romania, and Slovakia, which implicated exports from U. S. Steel Košice (USSK) to Turkey. U. S. Steel supported USSK with its response to the Exporters' Questionnaire from the Turkish Ministry of Economy, which was filed on April 3, 2015 and on July 14, 2015, outside counsel for USSK testified and presented a vigorous defense in Ankara against Turkey's dumping allegations. The Turkish Ministry of Economy imposed transitional measures on imports of HRC from Slovakia. Despite the imposition of these measures, U. S. Steel believes it has a strong case against the allegations raised by

Turkey and continues to engage Turkish authorities through both legal and diplomatic means. An on-site verification by the Turkish authorities could occur in the fourth quarter. U. S. Steel believes that imports of HRC from Slovakia did not injure the domestic HRC producers in Turkey.

U. S. Steel is also active in ongoing disputes before the World Trade Organization (WTO). At the end of 2014, South Korea filed a separate action with the WTO challenging the OCTG ruling. While U. S. Steel strongly believes that all of the imports in question were traded unfairly and that relief is fully justified under United States law, the outcome of the appeals remains uncertain. In addition to this dispute, there are several recent decisions and ongoing cases at the WTO that could have adverse impacts on the effectiveness of trade remedy laws in North America. The first is a challenge by India on U.S. countervailing measures on hot-rolled steel that will affect the practice of cross-cumulation by the ITC in parallel AD and CVD petitions. The second case concerns China's challenge of CVD's imposed by the United States on certain products from China. If successful, the challenge by China could have implications for a number of important policy and trade issues.

Competition from imports will continue to influence the market. In an effort to mitigate the negative impact of unfairly traded foreign imports on our business, U. S. Steel has initiated discussions to change the AD/CVD system through regulatory practices and procedures; commenced substantive work with regional trade partners and organizations; outlined a robust engagement with the Obama Administration to tackle global overcapacity through bilateral negotiations as well as in multilateral fora; and commenced discussions with other industries and stakeholders to launch a public education campaign.

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
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2015. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION
SUPPLEMENTAL STATISTICS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
SEGMENT EARNINGS (LOSS) BEFORE INTEREST AND INCOME TAXES:
Flat-Rolled	$(18)	$347	$(149)	$462
U. S. Steel Europe	18	29	75	99
Tubular	(50)	69	(115)	140
Total reportable segments	(50)	445	(189)	701
Other Businesses	10	34	24	64
Items not allocated to segments:
Postretirement benefit expense	(11)	(26)	(38)	(90)
Other items not allocated to segments:
Loss on shutdown of Fairfield Flat-Rolled Operations (a)	(91)	—	(91)	—
Losses associated with USSC	(16)	(413)	(271)	(413)
Restructuring and other charges	(12)	—	(31)	—
Loss on shutdown of coke production facilities	—	—	(153)	—
Impairment of carbon alloy facilities	—	(199)	—	(199)
Write-off of pre-engineering costs at Keetac	—	(37)	—	(37)
Gain on sale of real estate assets	—	55	—	55
Litigation reserves	—	—	—	(70)
Loss on assets held for sale	—	—	—	(14)
Curtailment gain	—	—	—	19
Total (loss) earnings before interest and income taxes	$(170)	$(141)	$(749)	$16
CAPITAL EXPENDITURES
Flat-Rolled	$63	$56	$251	$158
U. S. Steel Europe	33	23	78	58
Tubular	35	13	75	60
Other Businesses	2	4	5	6
Total (b)	$133	$96	$409	$282
OPERATING STATISTICS
Average realized price: ($/net ton) (c)
Flat-Rolled	$674	$777	$712	$771
Flat-Rolled U.S. Facilities (d)	674	786	712	783
U. S. Steel Europe	516	671	527	691
Tubular	1,264	1,567	1,516	1,508
Steel Shipments: (thousands of net tons) (c)
Flat-Rolled	2,676	3,692	8,005	10,893
Flat-Rolled U.S. Facilities (d)	2,676	3,240	8,005	9,361
U. S. Steel Europe	1,020	987	3,375	3,071
Tubular	154	428	465	1,296
Raw Steel Production: (thousands of net tons)
Flat-Rolled	3,240	4,675	8,916	13,298
Flat-Rolled U.S. Facilities (d)	3,240	4,133	8,916	11,554
U. S. Steel Europe	1,133	1,111	3,615	3,475
Raw Steel Capability Utilization: (e)
Flat-Rolled	66%	86%	61%	81%
Flat-Rolled U.S. Facilities (f)	66%	85%	61%	80%
U. S. Steel Europe	90%	88%	97%	93%

(a)
Fairfield Flat-Rolled Operations include the blast furnace and associated steelmaking operations, along with most of the flat-rolled finishing operations at Fairfield Works. The slab and rounds casters and the #5 coating line will continue to operate.

(b)	Excludes the non-cash (decrease) increase in accrued capital expenditures of $(6) million and $46 million for the nine months ended September 30, 2015, and 2014, respectively.

(c)	Excludes intersegment shipments.

(d)	Excludes U. S. Steel Canada Inc. for all periods presented.

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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
GENERAL LITIGATION

On September 16, 2014, USSC commenced court-supervised restructuring proceedings under CCAA before the Ontario Superior Court of Justice. As part of the CCAA proceedings, U. S. Steel has submitted both secured and unsecured claims that have been verified by the court-appointed Monitor. The court-appointed Monitor has verified U. S. Steel's claims in the CCAA proceedings are approximately $1.8 billion. U. S. Steel's claims have been challenged by a number of interested parties which, if successful, could result in the reclassification of those claims and/or modifications to the values of those claims. U. S. Steel is contesting those challenges within the CCAA proceedings. However, U. S. Steel cannot reasonably estimate the outcome at this time.
ENVIRONMENTAL PROCEEDINGS
Gary Works
U. S. Steel has agreed to close three hazardous waste disposal (HWD) sites located on plant property at Gary Works: D5, along with an adjacent solid waste disposal unit, Terminal Treatment Plant (TTP) Area; T2; and D2 combined with a portion of the Refuse Area, where a solid waste disposal unit overlaps with the hazardous waste disposal unit. The Indiana Department of Environmental Management (IDEM) has approved the closure plans for all three sites. Closure is complete at D2. D5, TTP, and T2, with IDEM approval of the closure certification reports on July 24, 2015 (D2), February 1, 2012 (D5), April 3, 2012 (TTP), and November 1, 2012 (T2). As of September 30, 2015, the accrued liability for retention of contractual guarantees at these sites is approximately $2 million.
On October 23, 1998, the EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a RCRA Facility Investigation (RFI), a Corrective Measure Study (CMS) and Corrective Measure Implementation. Reports of field investigation findings for Phase I work plans have been submitted to the EPA. In the third quarter of 2015, U. S. Steel has completed sampling in the East Breakwater Area to finalize a baseline Ecological Risk Assessment and made repairs to the silt curtain in the Vessel Slip Turning Basin. Through September 30, 2015, U. S. Steel has spent $61.4 million for corrective action studies, Vessel Slip Turning Basin interim measures and other corrective actions.
U. S. Steel continues to conduct focused groundwater assessment work previously identified by the Perimeter Groundwater Monitoring Program and approved by the EPA. U. S. Steel has completed portions of an Interim Stabilization Measure to address certain components of the East Side Groundwater Solid Waste Management Area as required by the Order. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $32 million as of September 30, 2015, based on the estimated remaining costs.
Mon Valley Works

On October 23, 2013, the Allegheny County Health Department (ACHD) issued a notice of violation (NOV) to U. S. Steel regarding emissions from its C Battery quench tower. In the NOV, ACHD alleges that based upon stack testing data, the sulfur compound emissions from the quench tower exceeded those authorized by the corresponding installation permit. U. S. Steel notified ACHD that it cannot continuously meet the sulfur compound emission limits from the pushing operations and the underfire stack at C Battery, and that it cannot certify continuous compliance with permit requirements associated with charging emissions from C Battery. On August 7, 2014, U. S. Steel and ACHD entered into an administrative Consent Order and Agreement in which U. S. Steel agreed to (and subsequently did) submit a permit application to correct the emission limits for pushing, quenching, and the underfire stacks, comply with the charging limit by April 30, 2016, and pay a civil penalty of $300,000. U. S. Steel has paid $150,000 of this penalty and the remaining $150,000 is due by December 31, 2015.
Fairless Plant
In January 1992, U. S. Steel commenced negotiations with the EPA regarding the terms of an Administrative Order on consent, pursuant to RCRA, under which U. S. Steel would perform an RFI and a CMS at our Fairless Plant. A Phase I RFI report was submitted during the third quarter of 1997. The cost to U. S. Steel to continue to maintain the interim measures, develop a Phase II/III RFI Work Plan and implement certain corrective measures is estimated to be $510,000. Significant additional costs associated with this site are possible and are referenced in Note 23 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”
Fairfield Works
A consent decree was signed by U. S. Steel, the EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM), with the approval of the EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. The Phase I RFI for waste disposed of at the Exum Materials Management Area was voluntarily implemented in December 2011 with a final completion report submitted to ADEM in June 2012. A Phase II RFI for the Fairfield facility property was completed in December 2012 and the completion report was submitted to ADEM in the third quarter of 2013. Additional Phase II facility investigations began in the third quarter of 2015. Additionally, ADEM has proposed a modification to the facility's hazardous waste permit to incorporate a Corrective Measures Implementation Plan developed by an adjacent property owner for additional work on impacts to Opossum Creek. It is not possible at this time to define U. S. Steel's responsibilities for implementation of this plan. In total, the accrued liability for remaining work under the Corrective Action Program, including the former Ensley facility, was $398,000 at September 30, 2015, based on estimated remaining costs. Significant additional costs associated with this site are possible and are referenced in Note 23 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”
Lorain Tubular Operations
In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (OEPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Area of Contamination was submitted in March 2012. A revised Phase II workplan that addresses additional soil investigations, site wide groundwater and the pipe mill lagoon was submitted to the OEPA in July 2013 and approved in December 2013. Perimeter groundwater monitoring wells were installed in June 2014 and the five rounds of sampling have been completed. As of September 30, 2015, U. S. Steel has spent $1 million on studies at this site, and costs to complete additional projects are estimated to be $121,000. Significant additional costs associated with this site are possible and are referenced in Note 23 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”

Great Lakes Works
On October 10, 2012, the Michigan Department of Environmental Quality (MDEQ) issued a Violation Notice alleging the No. 2 baghouse at the No. 2 BOP exceeded applicable emission limits based upon stack testing conducted earlier in 2012. On October 31, 2012, U. S. Steel responded to the notice indicating that corrective actions at the baghouse have been employed, and stack tests conducted after the repairs were made demonstrate the stack complies with emission limits. In addition, on April 26, 2013, MDEQ issued a Violation Notice alleging the Selective Catalytic Reduction system on the Continuous Galvanizing Line was not operating properly on March 27, 2013. U. S. Steel responded to the Violation Notice on May 24, 2013. On October 8, 2014, U. S. Steel entered into an administrative consent order with MDEQ in which U. S. Steel, while admitting no liability, agreed to pay a civil penalty of $111,000, retest the No. 2 BOP baghouse, and submit a permit application to revise the limits and operating practices regarding the Continuous Galvanizing Line. U. S. Steel has since paid the civil penalty, submitted a permit application to amend the permit for the Continuous Galvanizing Line, and demonstrated compliance at the No. 2 BOP baghouse by retesting it pursuant to the terms of the consent order. U. S. Steel has negotiated the requested revisions to the Continuous Galvanizing Line permit with MDEQ and the proposed Consent Order and permit have been published for public comment.

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
Minnesota Ore Operations
On February 6, 2013, the EPA published a Federal Implementation Plan (FIP) that applies to taconite facilities in Minnesota. The FIP establishes and requires the use of low NOx burners on indurating furnaces as Best Available Retrofit Technology. While U. S. Steel installed low NOx burners on two furnaces at Minntac and is currently obligated to install low NOx burners on the three other furnaces at Minntac pursuant to existing agreements and permits, the rule would require the installation of low NOx burners on the one furnace at Keetac for which U. S. Steel did not have an otherwise existing obligation. U. S. Steel estimates expenditures associated with the installation of low NOx burners of as much as $40 million to $50 million. On June 14, 2013, the Eighth Circuit Court of Appeals stayed the effectiveness of the FIP. The EPA also published a final rule denying the approval of the Minnesota State Implementation Plan (SIP), which did not require the installation of low NOx burners and determined the applicable Best Available Retrofit Technology on a case-by-case basis. U. S. Steel and other taconite facilities have petitioned the EPA for reconsideration of the final rule denying the SIP, and have also petitioned the Eighth Circuit for judicial review of the final rule denying the SIP. U. S. Steel continues to negotiate with the EPA to resolve the issues identified in the petitions.
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
Geneva Works
At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). As of September 30, 2015, U. S. Steel has spent $19 million to complete remediation on certain areas of the site. Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). Preliminary approval of the conceptual CAMU design has been granted by the UDEQ. U. S. Steel has an accrued liability of $63 million as of September 30, 2015, for our estimated share of the remaining costs of remediation.
Duluth Works
The former U. S. Steel Duluth Works site was placed on the National Priorities List under CERCLA in 1983 and on the State of Minnesota’s Superfund list in 1984. Liability for environmental remediation at the site is governed by a Response Order by Consent executed with MPCA in 1985 and a Record of Decision signed by MPCA in 1989. As of September 30, 2015, U. S. Steel has spent $26.1 million to complete remediation on certain areas of the site. U. S. Steel has submitted the feasibility study that includes remedial measures to address contaminated sediments in the St. Louis River Estuary and several Upland Operable Units that could impact the Estuary if not addressed. MPCA is preparing their proposed plan for public comment in the fourth quarter of 2015. Additionally, a Remedial Action Plan is being finalized to address the impacted areas on approximately 132 acres of upland property where a potential redevelopment opportunity has been identified. Additional study, investigation and oversight costs, and implementation of U. S. Steel's preferred remedial alternatives on the upland property and Estuary are currently estimated as of September 30, 2015 at $48 million.

USS-POSCO Industries (UPI)
At UPI, a joint venture between subsidiaries of U. S. Steel and POSCO, corrective measures have been implemented for the majority of the former SWMUs. Prior to the formation of UPI, U. S. Steel owned and operated the Pittsburg, California facility and retained responsibility for the existing environmental conditions. Seven SWMUs remain at the facility. Based on their constituents, six of these SWMUs have been combined into two groups of three, while one SWMU remains a single entity. Investigation of the single SWMU is complete and an engineered remedy was defined to account for the costs associated with implementing U. S. Steel's preferred remedy. Investigation for the second SWMU group is also complete with recommendations, limited to future monitoring only. Formal approval from the agency for selected remedies at both SWMU groups is pending recordation of financial assurance. Evaluations continue for the remaining SWMU group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As of September 30, 2015, approximately $7 million remains for ongoing environmental studies, investigations and remedy implementation. Significant additional costs associated with this site are possible and are referenced in Note 23 to the Consolidated Financial Statements “Contingencies and Commitments – Environmental Matters – Remediation Projects – Projects with Ongoing Study and Scope Development.”
EPA Region V Federal Lawsuit
On August 1, 2012, the EPA, joined by the States of Illinois, Indiana and Michigan, initiated an action in the Northern District of Indiana alleging various air regulatory violations at Gary Works, Granite City Works, and Great Lakes Works. For more information on this action, see Note 23 to the Consolidated Financial Statements “Contingencies and Commitments – EPA Region V Federal Lawsuit.”
Other
In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation was essentially completed in 2007 and U. S. Steel and SSB continue to work with KDHE to address the remaining issues. The Consent Order was amended on May 3, 2013, to investigate potential contamination beyond the boundary of the former zinc smelting operation. On September 15, 2015, the Consent Order was further amended for an early soil removal action at certain properties in Cherryvale. As of September 30, 2015, an accrual of $301,000 remains available for addressing these outstanding issues.
In May 2010, MPCA notified Canadian National Railroad Company (CN) of apparent environmental impacts on their property adjacent to the former U. S. Steel Duluth Works. U. S. Steel subsequently obtained information indicating its connection to the site, and reviewed a site investigation report that CN prepared and submitted to MPCA in August 2011. On December 6, 2011, U. S. Steel agreed to purchase the site and to take responsibility for addressing the identified environmental impacts. The property transaction was closed on June 26, 2012. The site was enrolled into MPCA's Voluntary Investigation and Cleanup Program in May 2014. As of September 30, 2015, U. S. Steel has an accrued liability of approximately $2 million.
U. S. Steel is identified as a PRP at the former Breslube-Penn operating site, an oil recycling and solvent recovery operation located in Coraopolis, PA. U. S. Steel’s allocated share of the cost among the participating PRPs is approximately 29 percent. A Record of Decision was issued by the EPA in August 2007 and a Consent Decree to perform a Remedial Design/Remedial Action was entered by the court in September 2009. The EPA approved the Remedial Design on May 1, 2014. In September 2015, remedial action for Operable Unit 1 (Waste Management Area and Wetland) was completed and remedial action for Operable Unit 2 (Groundwater) commenced. As of September 30, 2015, U. S. Steel has an accrued liability of approximately $1 million reflecting its share of the cost to complete remedial measures at the site.
Other Regulatory Matters
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

ASBESTOS LITIGATION
As of September 30, 2015, U. S. Steel was a defendant in approximately 820 active cases involving approximately 3,315 plaintiffs. The vast majority of these cases involve multiple defendants. At December 31, 2014, U. S. Steel was a defendant in approximately 880 active cases involving approximately 3,455 plaintiffs. About 2,465, or approximately 74 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the nine months ended September 30, 2015, settlements and other dispositions resolved approximately 350 claims, and new case filings added approximately 210 claims. During 2014, settlements and other dispositions resolved approximately 190 claims, and new case filings added approximately 325 claims.
The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2012	3,235	190	285	3,330
December 31, 2013	3,330	250	240	3,320
December 31, 2014	3,320	190	325	3,455
September 30, 2015	3,455	350	210	3,315
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

Item 6.	EXHIBITS

10.1	United States Steel Corporation Supplemental Retirement Account Program, as amended and restated effective January 1, 2016.

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
November 4, 2015
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.