Form 10-K
period 2015-12-31
UNITED STATES STEEL CORP
filed 2016-02-29
CIK 1163302

2015
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes              No     ☑
Aggregate market value of Common Stock held by non-affiliates as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter): $3.0 billion. The amount shown is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.
There were 146,284,894 shares of United States Steel Corporation Common Stock outstanding as of February 25, 2016.
Documents Incorporated By Reference:
Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated into Part III.

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements” within the meaning of Section 27 of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections. Generally, we have identified such forward-looking statements by using the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “target,” “forecast,” “aim,” “will” and similar expressions or by using future dates in connection with any discussion of, among other things, operating performance, trends, events or developments that we expect or anticipate will occur in the future, statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts, but instead represent only the Company’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as of the time made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to the risks and uncertainties described in this report in “Item 1A. Risk Factors” and those described from time to time in our future reports filed with the Securities and Exchange Commission.

References in this Annual Report on Form 10-K to "U. S. Steel," "the Company," "we," "us," and "our" refer to United States Steel Corporation and its consolidated subsidiaries unless otherwise indicated by the context.

10-K SUMMARY

Our Vision is to become the Iconic Corporation, returning to our stature as a leading business in the United States. This vision is about more than U. S. Steel; it is about having a strong manufacturing presence in the United States of America.

During 2015, we continued to transform U. S. Steel through the two phases of a focused execution on our stockholder value creation strategy: (1) earn the right to grow, and (2) drive and sustain profitable growth. Our long-term success depends on our ability to execute these phases and earn an economic profit across the business cycle. Through a disciplined approach we refer to as “The Carnegie Way,” we continue working toward strengthening our balance sheet, with a strong focus on cash flow, liquidity, and financial flexibility.

THE CARNEGIE WAY

The Iconic Corporation
Stockholder value-creation strategy
Phase 1: Earn the right to grow
Phase 2: Drive and sustain profitable growth
Critical Success Factors
Relentless focus on economic profit
Customer focus: quality and agility
Competitive cost structure and footprint
Investment in innovation and R&D
Operating our core business processes “The Carnegie Way” with standards and consistent execution
Commercial
Supply Chain
Manufacturing
Procurement
Innovation
Functional Support
High Performing Organization: Flexible organization, industry-leading capabilities, aligned by Performance Scorecard and incentive metrics, with an accountable culture
Operating as a Principled Company:
Safety, Core Values, Code of Conduct, and Gary Principles

Based on the Carnegie Way philosophy, we have launched a series of initiatives that we believe will enable us to add value, re-shape the Company, and improve our performance across our core business processes, including commercial, supply chain, manufacturing, procurement, innovation, and operational and functional support. We are on a mission to become an iconic industry leader, as we create a sustainable competitive advantage with a relentless focus on economic profit, our customers, cost structure and innovation. In pursuing our financial goals, we will not sacrifice our commitment to safety and environmental stewardship. We recognize that achieving this goal requires exemplary leadership and collaboration of all employees.
In 2015 and 2014, our earnings (loss) before interest and income taxes (EBIT) was $(1,202) million and $413 million, respectively, compared to adjusted EBITDA in 2015 and 2014 of $202 million and $1,698 million, respectively.

2015 vs. 2014 Consolidated Adjusted EBITDA(a)
($ in millions)

$1,698
($5,933)
$3,622
($613)
$815
$202
2014
Adjusted EBITDA
Revenue
Cost & Other Income
excl. Carnegie Way
Benefits
2015
Adjusted EBITDA
excl. Carnegie Way Benefits
Carnegie Way Benefits
2015
Adjusted EBITDA

(a) Earnings (loss) before interest, income taxes, depreciation and amortization (EBITDA). Adjusted EBITDA is a non-GAAP measure, which is used as an additional measurement to enhance the understanding of our operating performance and facilitate a comparison with that of our competitors. The adjustments to EBITDA primarily consist of losses associated with U. S. Steel Canada, Inc., restructuring and impairment charges. See reconciliation to EBIT, as reported, on page 17.

KEY PERFORMANCE INDICATORS

This section provides an overview of select key performance indicators for U. S. Steel which management and investors use to assess the Company's financial performance. It does not contain all of the information you should consider. Fluctuations for year to year changes are explained in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, the results do not include U. S. Steel Canada Inc. (USSC) subsequent to USSC's filing for CCAA protection on September 16, 2014. Please read the entire Annual Report on Form 10-K.

•
The $815 million of Carnegie Way benefits realized in 2015 show that we continue to make significant progress toward our goal of achieving economic profit across the business cycle. Our progress is real and it is substantial, but our 2015 results show that it is not yet enough to fully overcome some of the worst market and business conditions we have seen.

•
Decrease in net sales in 2015 is primarily due to decreased shipment volumes and lower average realized prices as a result of challenging market conditions, including high import levels, much of which we believe are unfairly traded, which have served to reduce shipment volumes and drastically depress both spot and contract prices.

•	We reported positive adjusted EBITDA in 2015 under difficult market conditions and the lowest utilization of our steelmaking production facilities since 2009.

•	See reconciliation to EBIT, as reported, on page 17.

•
Our efforts towards achieving economic profit across the business cycle, guided by the Carnegie Way, continue, but in 2015, they were not enough to overcome some of the worst market and business conditions we have seen.

•	See reconciliation to net (loss) earnings attributable to United States Steel Corporation on page 15.

•	See reconciliation to diluted net loss per share on page 16.

•	Positive cash from operations due to efficient working capital management in 2015.

•	Maintaining strong cash and liquidity is a strategic priority.

•	Decrease in expense is primarily due to the natural maturation of the plans, partially offset by a lower discount rate and a lower expected return on asset assumption.

•	2016 Pension and OPEB expense is expected to be approximately $93 million.

•	For further details, see Note 17 to the Consolidated Financial Statements.

•	An increase in the discount rate lowered pension and OPEB obligations and was partially offset by a decrease in the fair value of plan assets.

•
As we maintain focus on strengthening the balance sheet, the unfunded status of our benefit plans is improving. This is partially attributable to the decision to freeze benefit accruals in the defined benefit pension plan and changes made to the OPEB plans.

•	For further details, see Note 17 to the Consolidated Financial Statements.

NON-GAAP FINANCIAL MEASURES
We present EBITDA, adjusted EBITDA, adjusted net earnings (loss) and adjusted net earnings (loss) per diluted share, which are non-GAAP measures, as an additional measurement to enhance the understanding of our operating performance and facilitate a comparison with that of our competitors. EBITDA is defined as earnings (loss) before interest, income taxes, depreciation and amortization. Adjusted EBITDA and adjusted net earnings (loss) are not, however, intended as alternative measures of operating results or cash flow from operations as determined in accordance with GAAP and are not necessarily comparable to similarly titled measures used by other companies.

RECONCILIATION OF ADJUSTED NET (LOSS) EARNINGS (a)

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Reconciliation to net (loss) earnings attributable to United States Steel Corporation
Adjusted net (loss) earnings attributable to United States Steel Corporation	$(262)	$676	$(110)
Losses associated with U. S. Steel Canada Inc.	(266)	(385)	—
Loss on shutdown of Fairfield Flat-Rolled operations (b) (c)	(53)	—	—
Loss on shutdown of coke production facilities (c)	(65)	—	—
Restructuring and other charges (c) (d)	(64)	—	(258)
Granite City Works temporary idling charges	(99)	—	—
Postemployment benefit actuarial adjustment	(26)	—	—
Impairment of equity investment	(18)	—	—
Loss on retirement of senior convertible notes	(36)	—	—
Deferred tax asset valuation allowance	(753)	—	—
Impairment of carbon alloy facilities (c)	—	(161)	—
Litigation reserves	—	(46)	—
Write-off of pre-engineering costs at Keetac (c)	—	(30)	—
Loss on assets held for sale	—	(9)	—
Gain on sale of real estate assets (e)	—	45	—
Curtailment gain	—	12	—
Impairment of goodwill	—	—	(1,795)
Repurchase premium charge (f)	—	—	(22)
Environmental remediation charge	—	—	(21)
Write-off of equity investment	—	—	(15)
Tax benefits (g)	—	—	561
Supplier contract dispute settlement	—	—	15
Total Adjustments	(1,380)	(574)	(1,535)
Net (loss) earnings attributable to United States Steel Corporation, as reported	$(1,642)	$102	$(1,645)
(a) The adjustments included in this table have been tax affected at the quarterly effective tax rate with the exception of the fourth quarter of 2015 items which have been tax affected at a 0% tax rate due to the recognition of a full valuation allowance in the fourth quarter of 2015.
(b) Fairfield Flat-Rolled Operations includes the blast furnace and associated steelmaking operations, along with most of the flat-rolled finishing operations at Fairfield Works. The slab and rounds casters remain operational and the #5 coating line continues to operate.
(c) Included in restructuring and other charges on the Consolidated Statement of Operations.
(d) The 2015 amount consists primarily of employee related costs, including costs for severance, supplemental unemployment benefits and continuation of health care benefits. The 2013 amount is related primarily to the shut down of the iron and steelmaking facilities at Hamilton Works.
(e) Gain on sale of surface rights and mineral royalty revenue streams in the state of Alabama.
(f) Related to the repurchases of $542 million principal amount of our 2014 Senior Convertible Notes.
(g) Related to a tax restructuring and other items.

RECONCILIATION OF ADJUSTED NET (LOSS) EARNINGS PER SHARE

	Year Ended December 31,
	2015	2014	2013
Reconciliation to diluted net (loss) earnings per share
Adjusted diluted net (loss) earnings per share	$(1.79)	$4.47	$(0.76)
Losses associated with U. S. Steel Canada Inc.	(1.82)	(2.52)	—
Loss on shutdown of Fairfield Flat-Rolled operations (a) (b)	(0.37)	—	—
Loss on shutdown of coke production facilities (b)	(0.44)	—	—
Restructuring and other charges (b)(c)	(0.44)	—	(1.79)
Granite City Works temporary idling charges	(0.68)	—	—
Postemployment benefit actuarial adjustment	(0.18)
Impairment of equity investment	(0.12)	—	—
Loss on retirement of senior convertible notes	(0.25)	—	—
Deferred tax asset valuation allowance	(5.15)	—	—
Impairment of carbon alloy facilities (b)	—	(1.06)	—
Litigation reserves	—	(0.31)	—
Write-off of pre-engineering costs at Keetac (b)	—	(0.21)	—
Loss on assets held for sale	—	(0.06)	—
Gain on sale of real estate assets (d)	—	0.30	—
Curtailment gain	—	0.08	—
Impairment of goodwill	—	—	(12.41)
Repurchase premium charge (e)	—	—	(0.15)
Environmental remediation charge	—	—	(0.14)
Write-off of equity investment	—	—	(0.10)
Tax benefits (f)	—	—	3.88
Supplier contract dispute settlement	—	—	0.10
Total adjustments	(9.45)	(3.78)	(10.61)
Diluted net loss per share, as reported	$(11.24)	$0.69	$(11.37)
(a) Fairfield Flat-Rolled Operations includes the blast furnace and associated steelmaking operations, along with most of the flat-rolled finishing operations at Fairfield Works. The slab and rounds casters remain operational and the #5 coating line continues to operate.
(b) Included in restructuring and other charges on the Consolidated Statement of Operations.
(c) The 2015 amount consists primarily of employee related costs, including costs for severance, supplemental unemployment benefits and continuation of health care benefits. The 2013 amount is related primarily to the shut down of the iron and steelmaking facilities at Hamilton Works.
(d) Gain on sale of surface rights and mineral royalty revenue streams in the state of Alabama.
(e) Related to the repurchases of $542 million principal amount of our 2014 Senior Convertible Notes.
(f) Related to a tax restructuring and other items.

RECONCILIATION OF EBITDA AND ADJUSTED EBITDA

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Reconciliation to (loss) earnings before interest and income taxes (EBIT)
Adjusted EBITDA	$202	$1,698	$863
Losses associated with U. S. Steel Canada Inc.	(392)	(416)	—
Loss on shutdown of Fairfield Flat-Rolled operations (a) (b)	(91)	—	—
Loss on shutdown of coke production facilities (b)	(153)	—	—
Restructuring and other charges (b)(c)	(78)	—	(248)
Granite City Works temporary idling charges	(99)	—	—
Postemployment benefit actuarial adjustment	(26)	—	—
Impairment of equity investment	(18)	—	—
Impairment of carbon alloy facilities (b)	—	(195)	—
Litigation reserves	—	(70)	—
Write-off of pre-engineering costs at Keetac (b)	—	(37)	—
Loss on assets held for sale	—	(14)	—
Gain on sale of real estate assets (d)	—	55	—
Curtailment gain	—	19	—
Impairment of goodwill	—	—	(1,806)
Environmental remediation charge	—	—	(32)
Write-off of equity investment	—	—	(16)
Supplier contract dispute settlement	—	—	23
EBITDA	(655)	1,040	(1,216)
Depreciation, depletion and amortization expense	(547)	(627)	(684)
EBIT, as reported (e)	$(1,202)	$413	$(1,900)
(a) Fairfield Flat-Rolled Operations includes the blast furnace and associated steelmaking operations, along with most of the flat-rolled finishing operations at Fairfield Works. The slab and rounds casters remain operational and the #5 coating line continues to operate.
(b) Included in restructuring and other charges on the Consolidated Statement of Operations.
(c) The 2015 amount consists primarily of employee related costs, including costs for severance, supplemental unemployment benefits and continuation of health care benefits. The 2013 amount is related primarily to the shut down of the iron and steelmaking facilities at Hamilton Works.
(d) Gain on sale of surface rights and mineral royalty revenue streams in the state of Alabama.
(e) Adjustments to reconcile to net (loss) earnings are derived from the face of the Consolidated Statements of Operations and include net interest and other financial costs, and income tax provision (benefit).

PART I

Item 1. BUSINESS

United States Steel Corporation (U. S. Steel) is an integrated steel producer of flat-rolled and tubular products with major production operations in North America and Europe. An integrated steel producer uses iron ore and coke as primary raw materials for steel production. U. S. Steel has annual raw steel production capability of 22.0 million net tons (17.0 million tons in the United States and 5.0 million tons in Europe), which reflects a reduction of 2.4 million tons as a result of the permanent shutdown of the blast furnace and associated steelmaking operations, along with most of the flat-rolled finishing operations at Fairfield Works, during the third quarter of 2015. According to worldsteel Association’s latest published statistics, U. S. Steel was the fifteenth largest steel producer in the world in 2014. U. S. Steel is also engaged in other business activities consisting primarily of railroad services and real estate operations.

During 2015, we continued to transform U. S. Steel through the two phases of a focused execution on our stockholder value creation strategy: (1) earn the right to grow, and (2) drive and sustain profitable growth. Through a disciplined approach we refer to as “The Carnegie Way,” we continue working toward strengthening our balance sheet, with a strong focus on cash flow, liquidity, and financial flexibility. Based on this philosophy, we have launched a series of initiatives that we believe will enable us to add value, re-shape the Company, and improve our performance across our core business processes, including commercial, supply chain, manufacturing, procurement, innovation, and operational and functional support. We are on a mission to become an iconic industry leader, as we create a sustainable competitive advantage with a relentless focus on economic profit, our customers, cost structure and innovation. In pursuing our financial goals, we will not sacrifice our commitment to safety and environmental stewardship. We recognize that achieving this goal requires exemplary leadership and collaboration of all employees, and we are committed to attracting, developing and retaining a workforce with the talent and skills needed for our long-term success.

The Company had a net loss of $1.6 billion in 2015, and faced significant price and volume headwinds, particularly in the second half of the year, but finished 2015 with adjusted EBITDA of $202 million despite a nearly $6 billion decrease in revenues from 2014.

We made several difficult decisions in 2015 in response to the conditions in the markets we serve, including the permanent shut down of our steelmaking operations at Fairfield Works and the temporary idling of Granite City Works and our Keetac mining operations. We also had a significant number of lay-offs at other facilities that are operating at reduced rates.

We continued to generate cash flow throughout 2015, finishing the year with $359 million of operating cash flow and repaid $379 million of debt in 2015.

Our structured approach, using the Carnegie Way value creation methodology, gives us the confidence that we can continue to make progress and create value for our customers, and when we create value for our customers, we create value for all of our stakeholders - our stockholders, our suppliers, our employees and the communities where we do business.

Segments

U. S. Steel has three reportable operating segments: Flat-Rolled Products (Flat-Rolled), U. S. Steel Europe (USSE) and Tubular Products (Tubular). The results of our railroad and real estate businesses that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

The Flat-Rolled segment includes the operating results of U. S. Steel’s integrated steel plants and equity investees in the United States involved in the production of slabs, rounds, strip mill plates, sheets and tin mill products, as well as all iron ore and coke production facilities in the United States. These operations primarily serve North American customers in the service center, conversion, transportation (including automotive), construction, container, and appliance and electrical markets. Flat-Rolled also supplies steel rounds and hot-rolled bands to Tubular. In the third quarter of 2015, the blast furnace and associated steelmaking operations along with most of the flat-rolled finishing operations at Fairfield Works were shutdown. Therefore, Flat-Rolled is currently not supplying rounds to Tubular.

On September 16, 2014, U. S. Steel Canada, Inc. (USSC), a wholly owned subsidiary of U. S. Steel, applied for relief from its creditors pursuant to Canada’s Companies’ Creditors Arrangement Act (CCAA). As a result of USSC filing for CCAA protection (CCAA filing), U. S. Steel determined that USSC and its subsidiaries would be deconsolidated from U. S. Steel’s financial statements on a prospective basis effective as of the date of the CCAA filing. We recorded total non-cash charges of $392 million related to the write down of our retained interest and other charges in 2015 and $416 million in 2014 related to the deconsolidation of USSC. Subsequent to USSC's CCAA filing on September 16, 2014, the Flat-Rolled segment information does not include USSC, but transactions between U. S. Steel and USSC are considered related party transactions.

Effective January 1, 2015, the Flat-Rolled segment was realigned to better service customer needs through the creation of five commercial entities to specifically address customers in the automotive, consumer, industrial, service center and mining market sectors.

Beginning January 1, 2016, the Flat-Rolled segment has been further streamlined and consolidated to consist of three commercial entities: automotive, consumer, which includes the packaging, appliance and construction industries, and the combined industrial, service center and mining commercial entities. This realignment will not affect the Company's reportable segments as they currently exist. For further information, see Item 1. "Business Strategy."

Flat-Rolled has annual raw steel production capability of 17.0 million tons. Prior to the permanent shut down of the Fairfield Flat-Rolled operations beginning in August 2015, the CCAA filing and the deconsolidation of USSC in September 2014, and the permanent shut down of the iron and steelmaking facilities at Hamilton Works in December 2013, annual raw steel production capability for Flat-Rolled was 19.4 million tons, 22.0 million tons and 24.3 million tons, respectively. Raw steel production was 11.3 million tons in 2015, 17.0 million tons in 2014 and 17.9 million tons in 2013. Raw steel production averaged 60 percent of capability in 2015, 80 percent of capability in 2014 and 74 percent of capability in 2013.
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

USSE has annual raw steel production capability of 5.0 million tons. USSE’s raw steel production was 4.7 million tons in 2015, 4.8 million tons in 2014, and 4.6 million tons in 2013. USSE’s raw steel production averaged 93 percent of capability in 2015, 96 percent of capability in 2014 and 92 percent of capability in 2013.

The Tubular segment includes the operating results of U. S. Steel’s tubular production facilities, primarily in the United States, and equity investees in the United States and Brazil. These operations produce and sell seamless and electric resistance welded (ERW) steel casing and tubing (commonly known as oil country tubular goods or OCTG), standard and line pipe and mechanical tubing and primarily serve customers in the oil, gas and petrochemical markets. Tubular’s annual production capability is 2.8 million tons and U. S. Steel is the largest domestic supplier of OCTG. U. S. Steel Tubular Products, Inc. (USSTP) is designing and developing a range of premium and semi-premium connections to address the growing needs for technical solutions to our end users' well site production challenges. USSTP also offers rig site services, which provides the technical expertise for proper installation of our tubular products and proprietary connections at the well site.

For further information, see Note 3 to the Consolidated Financial Statements.

Financial and Operational Highlights

Steel Shipments by Product and Segment

The following table shows steel shipments to end customers, joint ventures and equity investees of U. S. Steel.

(Thousands of Tons)	Flat-Rolled	USSE	Tubular	Total
Product—2015
Hot-rolled Sheets	3,283	1,165	—	4,448
Cold-rolled Sheets	3,507	470	—	3,977
Coated Sheets	2,511	865	—	3,376
Tin Mill Products	927	428	—	1,355
Oil country tubular goods (OCTG)	—	—	345	345
Standard and line pipe	—	55	248	303
Semi-finished and Plates	47	1,374	—	1,421
Other	320	—	—	320
TOTAL	10,595	4,357	593	15,545
Memo: Intersegment Shipments from Flat-Rolled to Tubular
Hot-rolled sheets	219
Rounds	197
Product—2014
Hot-rolled Sheets	4,909	1,374	—	6,283
Cold-rolled Sheets	4,207	518	—	4,725
Coated Sheets	3,316	775	—	4,091
Tin Mill Products	1,180	411	—	1,591
Oil country tubular goods (OCTG)	—	—	1,308	1,308
Standard and line pipe	—	62	314	376
Semi-finished and Plates	165	1,039	—	1,204
Other	131	—	122	253
TOTAL	13,908	4,179	1,744	19,831
Memo: Intersegment Shipments from Flat-Rolled to Tubular
Hot-rolled sheets	863
Rounds	849
Product—2013
Hot-rolled Sheets	5,028	1,426	—	6,454
Cold-rolled Sheets	4,347	553	—	4,900
Coated Sheets	3,599	762	—	4,361
Tin Mill Products	1,204	385	—	1,589
Oil country tubular goods (OCTG)	—	—	1,370	1,370
Standard and line pipe	—	69	264	333
Semi-finished and Plates	466	805	—	1,271
Other	—	—	123	123
TOTAL	14,644	4,000	1,757	20,401
Memo: Intersegment Shipments from Flat-Rolled to Tubular
Hot-rolled sheets	923
Rounds	776

Steel Shipments by Market and Segment

The following table does not include shipments to end customers by joint ventures and other equity investees of U. S. Steel. Shipments of materials to these entities are included in the “Further Conversion – Joint Ventures” market classification. No single customer accounted for more than 10 percent of gross annual revenues.

(Thousands of Tons)	Flat-Rolled	USSE	Tubular	Total
Major Market – 2015
Steel Service Centers	1,702	718	—	2,420
Further Conversion – Trade Customers	3,039	304	—	3,343
– Joint Ventures	1,254	—	—	1,254
Transportation (Including Automotive)	2,011	705	—	2,716
Construction and Construction Products	649	1,703	55	2,407
Containers	692	424	—	1,116
Appliances and Electrical Equipment	429	236	—	665
Oil, Gas and Petrochemicals	—	—	513	513
Exports from the United States	234	—	25	259
All Other	585	267	—	852
TOTAL	10,595	4,357	593	15,545
Major Market – 2014
Steel Service Centers	2,578	682	—	3,260
Further Conversion – Trade Customers	4,013	299	—	4,312
– Joint Ventures	1,519	—	—	1,519
Transportation (Including Automotive)	2,445	674	—	3,119
Construction and Construction Products	775	1,584	122	2,481
Containers	1,287	403	—	1,690
Appliances and Electrical Equipment	616	267	—	883
Oil, Gas and Petrochemicals	—	3	1,545	1,548
Exports from the United States	263	—	77	340
All Other	412	267	—	679
TOTAL	13,908	4,179	1,744	19,831
Major Market – 2013
Steel Service Centers	2,721	560	—	3,281
Further Conversion – Trade Customers	4,409	286	—	4,695
– Joint Ventures	1,664	—	—	1,664
Transportation (Including Automotive)	2,480	709	—	3,189
Construction and Construction Products	773	1,501	132	2,406
Containers	1,259	393	—	1,652
Appliances and Electrical Equipment	666	275	—	941
Oil, Gas and Petrochemicals	—	15	1,540	1,555
Exports from the United States	365	—	85	450
All Other	307	261	—	568
TOTAL	14,644	4,000	1,757	20,401

Business Strategy

During 2015, we have continued to transform U. S. Steel through the two phases of a focused execution on our stockholder value creation strategy: (1) earn the right to grow, and (2) drive and sustain profitable growth. Through a disciplined approach we refer to as “The Carnegie Way,” we continue working toward strengthening our balance sheet, with a strong focus on cash flow, liquidity, and financial flexibility and have launched a series of initiatives that we believe will enable us to add value, re-shape the Company, and improve our performance across our core business processes, including commercial, supply chain, manufacturing, procurement, innovation, and operational and functional support. We are on a mission to become an iconic industry leader, as we create a sustainable competitive advantage with a relentless focus on economic profit, customers, cost structure and innovation. In pursuing our financial goals, we will not sacrifice our commitment to safety and environmental stewardship. We recognize that achieving this goal requires exemplary leadership and collaboration of all employees, and we are committed to attracting, developing and retaining a workforce with the talent and skills needed for our long-term success.

As part of the Carnegie Way transformation process, during 2015, the Company's Flat-Rolled, USSE and Tubular reportable segments were realigned to target achieving the following strategic goals:

•	collaborate better with our customers to create and deliver smarter, more innovative relationships in order to be a more customer-centric global solutions provider;

•	provide focus to Carnegie Way projects within the operating units including reliability centered maintenance and quality, with a continued commitment to safety; and

•	continue earning the right to grow by creating clearer and more focused and effective accountability.

During the fourth quarter of 2015, we completed a strategic review of our business. As a result of that review, we realigned certain portions of our business to strengthen customer intimacy, operational excellence, and personal and professional accountability, streamlining our executive management team, reducing costs, and integrating innovation within our accountable commercial entity structure. U. S. Steel continuously evaluates potential strategic and organizational opportunities, which may include the acquisition, divestiture or consolidation of assets. The Company will pursue opportunities based on the financial condition of the Company, its long-term strategy, and what the Board of Directors determines to be in the best interests of the Company's stockholders.

Beginning January 1, 2016, the Company's Flat-Rolled facilities report through three streamlined and consolidated commercial entities: automotive, consumer, and the combined industrial, service center and mining commercial entities.

The commercial entities have worked, and continue to work, to position the Company to be best-in-class in innovation, quality and providing customer service and solutions to our customers. The strategic move to position operations within the streamlined commercial entities enhances our ability to better hear the voice of the customer, ensuring that we deliver superior value and drive results in the markets we serve.

This realignment will not affect the Company's reportable segments as they currently exist.

Automotive Solutions is based at the Company's Automotive Center in Troy, Michigan, where the Company works jointly with customers to develop solutions using its expertise as well as the next generation of advanced high-strength steel to address challenges facing the automotive industry, including increased fuel economy standards and enhanced safety requirements.

Consumer Solutions partners with customers in the appliance, packaging, container and construction markets. Consumer Solutions has a robust presence with our tin customers, who represent more than one quarter of this market category. Additional product lines within the market category include the Company's COR-TEN AZP®, ACRYLUME®, GALVALUME® and Weathered Metals Series®.

Industrial, Service Center and Mining Solutions focuses on the Company's customers in the pipe and tube manufacturing market, the agricultural and industrial equipment markets, as well as operations relating to the Company's Minnesota Ore Operations facilities - Minntac in Mt. Iron, MN, and Keetac in Keewatin, MN, and the Company's iron ore equity joint ventures. U. S. Steel's integrated steel plants are the primary customers of Mining Solutions.

USSE's customer focus has accelerated to further conform with the Company's Carnegie Way transformation efforts.

The Tubular segment's commercial and manufacturing operations have been aligned to include customer solutions for the oil and gas industry, focusing on the end user customer from the Company's production facilities to rig well sites.

We believe this enhanced commercial concentration will put U. S. Steel in a stronger position to be best-in-class in product innovation, quality and providing service and solutions to our customers, as well as steel manufacturing.

Safety

U. S. Steel has a long standing commitment to the safety of our employees, and we have prioritized safety and improving safety performance as one of our core values. We also recognize that ensuring a safe workplace also improves productivity, quality, reliability and financial performance. A "safety first" mindset is essential to our success as a business. Through 2015 the ten year trends for our global key safety measurements: recordable injuries, days away from work rate and severity rate showed improvement of 52 percent, 63 percent and 94 percent respectively, as shown in the following graphs.

Global OSHA Recordable Incidence Rates
January 2005 through December 2015

52% Improvement 2005 to 2015

2.00
1.50
1.00
0.50
0.00
1.57
1.10
0.98
0.90
0.91
0.88
0.84
0.94
0.86
0.88
0.76
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015

Frequency of Injuries (per 200,000 manhours)
Data for 2008 forward includes Lone Star Tubular Operations, Rig Site Services, Tubular Processing Houston, Offshore Operations Houston, and Wheeling Machine Products. Data for 2008 through 2014 includes Bellville Tubular Operations. Data for 2011 forward includes Transtar. Data for 2005 through 2011 includes U. S. Steel Serbia. Data from 2009 through the end of the day on September 15, 2014, includes U. S. Steel Canada.

Days Away Cases >= 31 Days

Bureau of Labor Statistics and U. S. Steel

(Frequency Rates per 200,000 Hours Worked)

1.00
0.80
0.60
0.40
0.20
0.00
0.500
0.377
0.216
0.787
0.346
0.187
0.620
0.342
0.073
0.282
0.320
0.037
0.366
0.285
0.037
0.325
0.309
0.041
0.351
0.317
0.026
0.306
0.308
0.015
0.315
0.276
0.013
0.194
0.287
0.029
0.013
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
BLS Iron and Steel
BLS Manufacturing
U. S. Steel

Data for 2008 forward includes Lone Star Tubular Operations, Rig Site Services, Tubular Processing Houston, Offshore Operations Houston, and Wheeling Machine Products. Data for 2008 through 2014 includes Bellville Tubular Operations. Data for 2011 forward includes Transtar. Data for 2005 through 2011 includes U. S. Steel Serbia. Data from 2009 through the end of the day on September 15, 2014, includes U. S. Steel Canada. BLS NAICS code changed from Iron and Steel (331111) to Iron and Steel and Ferroalloy Manufacturing (3311) in 2014. BLS data not available for 2015.

Environmental Stewardship

Throughout its history, U. S. Steel has either led the industry or used methods consistent with prevailing industry practices in its commitment to environmental stewardship. We have implemented and continue to develop business practices that are environmentally efficient. We believe part of being a good corporate citizen requires a dedicated focus on how our industry affects the environment, and have taken the actions described below in furtherance of that goal.

The Executive Environmental Committee, which is comprised of U. S. Steel officers and other key leaders, meets regularly to review environmental issues and compliance. Also, U. S. Steel, largely through the American Iron and Steel Institute (AISI), the worldsteel Association and the European Confederation of Iron and Steel Industries (Eurofer), is involved in the promotion of cost effective environmental strategies through the development of appropriate air, water, waste and climate change laws and regulations at the local, state, national and international levels.

We are committed to reducing emissions as well as our carbon footprint. We have investigated, created and implemented innovative, best practice solutions throughout U. S. Steel to manage and reduce energy consumption and greenhouse gas (GHG) emissions. We are also committed to investing in technologies to further improve the environmental performance of our steelmaking process. In addition, we continue to focus on implementing energy reduction strategies, use of efficient energy sources, waste reduction management and the utilization of by-product fuels.

According to the American Iron and Steel Institute, relative to competing materials, steel has approximately one-fifth the carbon footprint of aluminum, one-twelfth the footprint of magnesium, and about one-ninth the footprint of carbon fiber composites. Our Advanced High Strength Steels used in today’s vehicles affords significant light-weighting opportunities. When comparing steel to aluminum in terms of sustainability, steel has a smaller carbon footprint and costs less.

U. S. Steel has historically recycled between 4 and 5 million tons of purchased and produced steel scrap every year. Because of steel’s physical properties, our products can be recycled at the end of their useful life without loss of quality, contributing to steel’s high recycling rate and affordability. Comparatively, due to limitations in aluminum processing, very little recycled aluminum is included in aluminum sheet goods used for automotive or aircraft applications. This means that any increased use of aluminum sheet for high-end applications must come from greenhouse gas (GHG) intensive primary aluminum, which generates significantly more GHG emissions than steel.

All of our major production facilities have Environmental Management Systems that are certified to the ISO 14001 Standard. This standard, published by the International Organization for Standardization, provides the framework for the measurement and improvement of environmental impacts of the certified facility.

Commercial Strategy

Our commercial strategy is focused on providing customer focused solutions with value-added steel products, including advanced high strength steels and coated sheets for the automotive and appliance industries, electrical steel sheets for the manufacture of motors and electrical equipment, galvanized and Galvalume® sheets for construction, tin mill products for the container industry and OCTG and premium connections for the oil and gas industry, including steel for the North American shale oil and gas markets.

We are committed to anticipating our customers' changing needs by developing new steel products and uses for steel that meet the evolving regulatory requirements imposed on them. In connection with this commitment, we have research centers in Pittsburgh, Pennsylvania, and Košice, Slovakia, an automotive center in Troy, Michigan and an innovation and technology center for Tubular products in Houston, Texas. The focus of these centers is to develop new products and work with our customers to better serve their needs. Examples of our customer focused product innovation include the development of advanced high strength steels, including Dual-Ten® and Transformation Induced Plasticity (TRIP) steels, that provide high strength to meet automobile passenger safety requirements while significantly reducing weight to meet vehicle fuel efficiency requirements; and a line of premium and semi-premium tubular connections to meet our customers’ increasingly complex needs for offshore and horizontal drilling. Designed and developed at the Innovation and Technology Center in Houston, USS- Liberty TC™ is the first domestically made threaded and coupled premium connection with a metal-to-metal seal that has been tested to the 2014 version of API 5C5 CAL IV. USS- Liberty TC™ was successfully installed by a subsidiary of Range Resources Corporation and is available to other energy producers. This work in premium connection development is supported by our investment in a new full scale tubular connection test frame located at Offshore Operations in Houston, Texas. Please refer to Item I. Business Strategy for further details of our commercial entities and related strategies.

Capital Projects and Other Investments

We are currently developing projects within our Flat-Rolled, USSE and Tubular segments, such as facility enhancements, advanced high strength steels and additional premium connections, that will further improve our ability to support our customers’ evolving needs and increase our value-added product capabilities. We are nearing the completion of our efforts to implement an Enterprise Resource Planning (ERP) system to replace our existing information technology systems, which will enable us to operate more efficiently, and we anticipate this implementation will be completed in 2016. The completion of the ERP system is expected to provide further opportunities to streamline, standardize and centralize business processes in order to maximize cost effectiveness, efficiency and control across our global operations.
With reduced pricing for iron ore, management is considering its options with respect to the Company's iron ore position in the United States. The Company is also exploring opportunities related to the availability of reasonably priced natural gas as an alternative to coke in the iron reduction process to improve our cost competitiveness, while reducing our dependence on coal and coke. After receiving the necessary authorizations from the Jefferson County Department of Health and the Alabama Department of Environmental Management for the Fairfield electric arc furnace (EAF) project, construction began in the second quarter of 2015, but due to challenging market conditions resulting from depressed oil prices and reduced oil rig counts, the construction of the Fairfield EAF has been delayed until market conditions improve.

Workforce

At U. S. Steel, we are committed to attracting, developing, and retaining a workforce of talented, diverse people — all working together to deliver superior results for our Company, stockholders, customers and communities. We regularly review our human capital needs and focus on the selection, development and retention of employees in order to sustain and enhance our competitive position in the markets we serve.

Capital Structure and Liquidity

Our primary financial goal is to enhance our capital structure, liquidity, and financial flexibility by deploying cash strategically as we earn the right to grow. Our cash deployment strategy includes maintaining a healthy pension plan; delivering operational excellence with a focus on safety, quality and reliability; and improving the outcomes of capital investments. In 2015, we implemented a program called "Quick Wins," to focus on low complexity, low dollar, high return capital projects, while at the same time, putting more focus and discipline around the business outcomes of larger, strategic projects.

During 2015, U. S. Steel repaid $379 million of debt. We ended 2015 with $755 million of cash and cash equivalents on hand and total liquidity of approximately $2.4 billion.

Steel Industry Background and Competition

U. S. Steel's competitive position may be affected by, among other things, differences among U. S. Steel's and its competitors' cost structure, labor costs, environmental remediation and compliance costs and the existence and magnitude of government subsidies.

U. S. Steel competes with many North American and international steel producers. Competitors include integrated producers, which, like U. S. Steel, use iron ore and coke as the primary raw materials for steel production, as well as electric arc furnace (EAF) producers, which primarily use steel scrap and other iron-bearing feedstocks as raw materials. Global steel capacity has continued to increase, with some published sources estimating that steel capacity in China alone is at or is nearing one billion metric tons per year. In addition, other products, such as aluminum, plastics and composites, compete with steel in some applications.

EAF producers typically require lower capital expenditures for construction of facilities and may have lower total employment costs; however, these competitive advantages may be minimized or eliminated by the cost of scrap when scrap prices are high. Some mini-mills utilize thin slab casting technology to produce flat-rolled products and are increasingly able to compete directly with integrated producers in a number of flat-rolled product applications previously produced only by integrated steelmakers.

U. S. Steel provides defined benefit pension and/or other postretirement benefits to approximately 105,000 current employees, retirees and their beneficiaries. Most of our other competitors do not have comparable retiree obligations. Effective December 31, 2015, the Company froze the defined benefit pension plans for non-union participants.

The global steel industry is cyclical, highly competitive and has historically been characterized by overcapacity.

U. S. Steel believes that our major North American and many European integrated steel competitors are confronted with substantially similar environmental regulatory conditions and thus does not believe that its relative position with regard to such competitors will be materially affected by the impact of environmental laws and regulations. However, if the final regulations do not recognize the fact that the integrated steel process involves a series of chemical reactions involving carbon that create CO2 emissions, our competitive position relative to mini-mills will be adversely impacted. Our competitive position compared to producers in developing nations such as China, Russia, Ukraine and India, will be harmed unless such nations require commensurate reductions in CO2 emissions. Competing materials such as plastics may not be similarly impacted. The specific impact on each competitor will vary depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to former and present operating locations and disposal of environmentally sensitive materials. Many of our competitors, including North American producers, or their successors, that have been the subject of bankruptcy relief have no or substantially lower liabilities for such environmental remediation matters.

U. S. Steel faces competition from foreign steel producers, many of which are heavily subsidized by their governments and dump steel into the U.S. market. Trade-distorting policies and practices, coupled with global steel overcapacity, impact pricing in the U.S. market and influence the Company's ability to compete on a level playing field. For a detailed discussion of international trade issues impacting the Company and the actions the Company has taken to address them see Part II, "Item 7. - Management's Discussion and Analysis" for further details regarding U.S. Steel's international trade and global public policy.

Facilities and Locations

Location Overview

Flat-Rolled Segment

- 1 Gary Works
- 2 Great Lakes Works
- 3 4 Mon Valley Works
- 5 Granite City Works
- 6 Fairfield Works
- 7 Minntac
- 7 Keetac
- 7 Hibbing Taconite
- 8 Tilden Mining
- 9 USS-POSCO Industries
- 10 PRO-TEC Coating Company
- 11 Double G Coatings Company
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
British Columbia
Canada
Ontario
Quebec
Newfoundland & Labrador
Washington
Montana
North Dakota
Minnesota
Oregon
Idaho
South Dakota
Wisconsin
Michigan
Wyoming
Iowa
Nebraska
Nevada
Utah
Colorado
Kansas
Illinois
Indiana
Ohio
Pennsylvania
New York
VT
NH
Maine
New Brunswick
P.E.I.
Nova Scotia
Massachusetts
CT
RI
NJ
MD
DE
WV
Virginia
Kentucky
Missouri
California
United States
North Carolina
Tennessee
Arkansas
Oklahoma
Arizona
New Mexico
Texas
MS
Alabama
Georgia
South Carolina
Louisiana
Florida
Mexico
1
2
3
4
5
6
7
8
9
10
11
12
13
14
15
16
17
18
19
20

U.K.
Ireland
Denmark
Estonia
Latvia
Lithuania
Poland
Belarus
Neth.
Belgium
Lux.
Germany
Czech Rep.
Slovakia
21
Ukraine
Mold.
France
Liech.
Switz.
Austria
Slovenia
Hungary
Croatia
Bosnia & Herz.
Serbia
Romania
Bulgaria
San Mar.
Italy
Mont.
Albania
Mace.
Greece
And.
Portugal
Spain
Malta

*Chrome Deposit locations are near major steel mills and are not all reflected on the map above.

NOTE: U. S. Steel Canada and its subsidiaries are not reflected above as they have been deconsolidated from U. S. Steel's financial results as of the end of the day on September 15, 2014.

Map of Europe not drawn to scale

Flat-Rolled

During 2015, U. S. Steel adjusted its operating levels at several of its Flat-Rolled operations as a result of unfavorable market conditions, primarily driven by dramatically lower oil prices, lower steel prices, and the impact of the stronger U.S. dollar, global overcapacity and imports on our operations. Customer order rates will determine the size and duration of any adjustments that we make at our Flat-Rolled operations during 2016.

Except for the Fairfield pipe facility, the operating results of all facilities within U. S. Steel’s integrated steel plants in the U.S. are included in Flat-Rolled. These facilities include Gary Works, Great Lakes Works, Mon Valley Works, Granite City Works and Fairfield Works. The operating results of U. S. Steel’s coke and iron ore pellet operations and many equity investees in the United States are also included in Flat-Rolled. The Flat-Rolled segment information subsequent to September 16, 2014 does not include USSC, which applied for relief from its creditors pursuant to CCAA on that date.

Gary Works, located in Gary, Indiana, has annual raw steel production capability of 7.5 million tons. Gary Works has four blast furnaces, six steelmaking vessels, a vacuum degassing unit and four slab casters. Finishing facilities include a hot strip mill, two pickling lines, two cold reduction mills, three temper mills, a double cold reduction line, four annealing facilities and two tin coating lines. Principal products include hot-rolled, cold-rolled, and coated sheets and tin mill products. Gary Works also produces strip mill plate in coil. In May 2015, Gary Works one remaining coke battery was shut down. The Midwest Plant and East Chicago Tin are operated as part of Gary Works.

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

On May 29, 2015, the Company purchased the 50 percent joint venture interest in Double Eagle Steel Coating Company (DESCO) that it did not previously own for $25 million. The facility coats sheet steel with free zinc or zinc alloy coatings, primarily for use in the automotive industry. DESCO’s annual production capability is approximately 720,000 tons. DESCO's electrolytic galvanizing line (EGL) has become part of the larger operational footprint of U. S. Steel's Great Lakes Works within the Flat-Rolled segment. The EGL is increasing our ability to provide industry-leading advanced high strength steels, including Gen 3 grades under development, as well as to provide high quality exposed steel for automotive body and closure applications.

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

The Clairton Plant is comprised of ten coke batteries with an annual coke production capacity of 4.3 million tons. Almost all of the coke we produce is consumed by U. S. Steel facilities, or swapped with other domestic steel producers. Coke by-products are sold to the chemicals and raw materials industries.

Granite City Works, located in Granite City, Illinois, has annual raw steel production capability of 2.8 million tons. Granite City’s facilities includes two blast furnaces, two steelmaking vessels, two slab casters, a hot strip mill, a pickling line, a tandem cold reduction mill, a hot dip galvanizing line and a hot dip galvanizing/Galvalume® line. Principal products include hot-rolled and coated sheets. In April 2015, U. S. Steel permanently closed the coke making operations at

Granite City Works. In December 2015, U. S. Steel temporarily idled Granite City Works. Gateway Energy and Coke Company LLC (Gateway) constructed a coke plant, which began operating in October 2009 to supply Granite City Works under a 15 year agreement with Suncoke. U. S. Steel owns and operates a cogeneration facility that utilizes by-products from the Gateway coke plant to generate heat and power.

Fairfield Works, located in Fairfield, Alabama, had annual raw steel production capability of 2.4 million tons which included a blast furnace, three steelmaking vessels, a vacuum degassing unit, a slab caster, a rounds caster, a hot strip mill, a pickling line, a cold reduction mill, two temper/skin pass mills, a hot dip galvanizing line and a hot dip galvanizing/Galvalume® line. Principal products included hot-rolled, cold-rolled and coated sheets, and steel rounds for Tubular. In August 2015, the Company permanently shutdown the majority of Fairfield Flat-Rolled operations. The slab and rounds casters remain operational and the #5 coating line continues to operate.

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

U. S. Steel has iron ore pellet operations located at Mt. Iron (Minntac) and Keewatin (Keetac), Minnesota with annual iron ore pellet production capability of 22.4 million tons. During 2015, 2014 and 2013, these operations produced 15.5 million, 22.2 million and 21.7 million tons of iron ore pellets, respectively. In May 2015, Keetac was idled as a result of significantly lower steel production.

U. S. Steel participates in a number of additional joint ventures that are included in Flat-Rolled, most of which are conducted through subsidiaries or other separate legal entities. All of these joint ventures are accounted for under the equity method. The significant joint ventures and other investments are described below. For information regarding joint ventures and other investments, see Note 11 to the Consolidated Financial Statements.

U. S. Steel has a 14.7 percent ownership interest in Hibbing Taconite Company (Hibbing), which is based in Hibbing, Minnesota. Hibbing’s rated annual production capability is 9.1 million tons of iron ore pellets, of which our share is about 1.3 million tons.

U. S. Steel has a 15 percent ownership interest in Tilden Mining Company (Tilden), which is based in Ishpeming, Michigan. Tilden’s rated annual production capability is 8.7 million tons of iron ore pellets, of which our share is about 1.3 million tons.

U. S. Steel and POSCO of South Korea participate in a 50-50 joint venture, USS-POSCO Industries (UPI), located in Pittsburg, California. The joint venture markets sheet and tin mill products, principally in the western United States. UPI produces cold-rolled sheets, galvanized sheets, tin plate and tin-free steel from hot bands principally provided by POSCO and U. S. Steel. UPI’s annual production capability is approximately 1.5 million tons.

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

U. S. Steel and Worthington Industries, Inc. participate in Worthington Specialty Processing (Worthington), a joint venture with locations in Jackson, Canton, and Taylor, Michigan, in which U. S. Steel has a 49 percent interest. Worthington slits, cuts to length, and presses blanks from steel coils to desired specifications. Worthington’s annual production capability is approximately 890,000 tons.

Chrome Deposit Corporation (CDC), a 50-50 joint venture between U. S. Steel and Court Holdings, reconditions finishing work rolls, which require grinding, chrome plating and/or texturing. The rolls are used on rolling mills to provide superior finishes on steel sheets. CDC has seven locations across the United States, with all locations near major steel plants.

U. S. Steel holds a 49% interest in Feralloy Processing Company (FPC), a joint venture between U. S. Steel and Feralloy Corporation, which converts coiled hot strip mill plate into sheared and flattened plates. The plant, located in Portage, Indiana, has annual production capability of approximately 275,000 tons.

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

Tubular

Tubular manufactures seamless and welded OCTG, standard pipe, line pipe and mechanical tubing. During 2015, U. S. Steel adjusted operating levels at several of its tubular operations as declining oil prices and rig counts have significantly reduced demand for OCTG products. Customer order rates will determine the size and duration of any adjustments that we may make at our tubular operations during 2016.

Seamless products are produced at a facility located at Fairfield Works in Fairfield, Alabama, and at two facilities located in Lorain, Ohio. The Fairfield plant has annual production capability of 750,000 tons and has historically been supplied with steel rounds from Flat-Rolled’s Fairfield Works. Subsequent to the shutdown of the hot end at the Fairfield Works, the facility is currently purchasing rounds from third parties. The Fairfield plant has the capability to produce outer diameter (O.D.) sizes from 4.5 to 9.875 inches and has quench and temper, hydrotester, threading and coupling and inspection capabilities. The Lorain facilities have combined annual production capability of 780,000 tons and have historically consumed steel rounds supplied by Fairfield Works and external sources. Subsequent to the shutdown of the hot end at the Fairfield Works, the Company preserved the ability to source rounds from third parties. Lorain #3 facility has the capability to produce O.D. sizes from 10.125 to 26 inches and has quench and temper, hydrotester, cutoff and inspection capabilities. Lorain #4 facility has the capability to produce O.D. sizes from 1.9 to 4.5 inches and has quench and temper, hydrotester, threading and coupling and inspection capabilities for OCTG 6.0 casing and uses Tubular Processing in Houston for oil field production tubing finishing.

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

U. S. Steel and Butch Gilliam Enterprises LLC participate in a 50-50 joint venture, Patriot Premium Threading Services located in Midland, Texas, which provides oil country threading, accessory threading, repair services and rig site services to exploration and production companies located principally in the Permian Basin. USSTP is negotiating with our partner, Butch Gilliam Enterprises LLC to amend the joint venture terms.

U. S. Steel also has a 50 percent ownership interest in Apolo Tubulars S.A. (Apolo), a Brazilian supplier of welded casing, tubing, line pipe and other tubular products. Apolo’s annual production capability is approximately 150,000 tons.

U. S. Steel, POSCO and SeAH Steel Corporation, a Korean manufacturer of tubular products, participated in United Spiral Pipe LLC (USP) which owned and operated a spiral weld pipe manufacturing facility in Pittsburg, California. On February 2, 2015, the pipe making assets of USP were sold to a third party.

We have an Innovation & Technology Center in Houston, Texas designed to serve as a training and education center for both internal and external audiences. Research and development for tubular premium connections are performed at this facility.

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

U. S. Steel owns, develops and manages various real estate assets, which include approximately 50,000 acres of surface rights primarily in Alabama, Illinois, Maryland, Michigan, Minnesota and Pennsylvania. In addition, U. S. Steel holds ownership interests in joint ventures that are developing real estate projects in Alabama, Maryland and Illinois. In 2014, U. S. Steel sold land and mineral rights in Alabama for approximately $55 million.

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

The amounts of such raw materials needed to produce a ton of steel will fluctuate based upon the specifications of the final steel products, the quality of raw materials and, to a lesser extent, differences among steel producing equipment. In broad terms, U. S. Steel consumes approximately 1.4 tons of coal to produce one ton of coke and then it consumes approximately 0.4 tons of coke, 0.3 tons of steel scrap (40 percent of which is internally generated) and 1.3 tons of iron ore pellets to produce one ton of raw steel. At normal operating levels, we also consume approximately 6 mmbtu’s of natural gas per ton produced. While we believe that these estimated consumption amounts are useful for planning purposes, and are presented to give a general sense of raw material and energy consumption related to steel production, substantial variations may occur.

Iron Ore
Iron Ore Production(a)
(a) Includes our share of production from Hibbing and Tilden. The decrease in iron ore production from 2014 is primarily related to the temporary idling of our Keetac facility.

The iron ore facilities at Minntac and Keetac contain an estimated 897 million short tons of recoverable reserves and our share of recoverable reserves at the Hibbing and Tilden joint ventures is 35 million short tons. Recoverable reserves are defined as the tons of product that can be used internally or delivered to a customer after considering mining and beneficiation or preparation losses. Minntac and Keetac’s annual capability and our share of annual capability for the Hibbing and Tilden joint ventures total approximately 25 million tons. Through our wholly owned operations and our share of joint ventures, we have iron ore pellet production capability that exceeds our steelmaking capability in the U.S.

We sold iron ore pellets in 2015, 2014 and 2013 to third parties. Depending on our production requirements, inventory levels and other factors we may sell additional pellets in the future.

Substantially all of USSE’s iron ore requirements are purchased from outside sources, primarily Russian and Ukrainian mining companies. However, in 2014, 2013 and prior years, USSE also received iron ore from U. S. Steel’s iron ore facilities in North America. We believe that supplies of iron ore adequate to meet USSE’s needs are available at competitive market prices.

Coking Coal

All of U. S. Steel’s coal requirements for our cokemaking facilities are purchased from outside sources. U. S. Steel has entered into multi-year contracts for a portion of Flat-Rolled’s coking coal requirements. Prices for these North American contracts for 2016 are set at what we believe are competitive market prices. Prices in subsequent years will be negotiated in accordance with contractual provisions on an annual basis at prevailing market prices or have fixed prices for a set time frame.

Prices for European contracts are negotiated at defined intervals, usually quarterly.

We believe that supplies of coking coal adequate to meet our needs are available from outside sources at competitive market prices. The main source of coking coal for Flat-Rolled is the United States, and sources for USSE include Poland, the Czech Republic, the United States, Russia, and Ukraine.

Coke
Coke Production(a)
(a) The decrease in 2015 coke production from 2014 is due to the permanent shutdown of coke operations at Gary Works and Granite City Works. The decrease in 2014 coke production from 2013 is primarily due to the deconsolidation of USSC and the permanent shut down of two coke batteries at Gary Works.

In North America, the Flat-Rolled segment operates a cokemaking facility at the Clairton Plant of Mon Valley Works. In May 2015, U. S. Steel closed the coke making operations at Gary Works and Granite City Works. See Note 24 to the Consolidated Financial Statements for further details. At our Granite City Works, we also have a 15-year coke supply agreement with Gateway which began in 2009. North American coke production also included USSC prior to the CCAA filing on September 16, 2014. Effective December 4, 2014, the Company entered into an arrangement with USSC for the conversion of U. S. Steel's coal into coke at USSC's Hamilton coke battery. This arrangement was terminated as of December 31, 2015. In Europe, the USSE segment operates cokemaking facilities at USSK. Blast furnace injection of coal, natural gas and self-generated coke oven gas is also used to reduce coke usage.

With Flat-Rolled’s cokemaking facilities and the Gateway long-term supply agreement, it has the capability to be self-sufficient with respect to its annual coke requirements at normal operating levels. Coke is purchased from, sold to, or swapped with suppliers and other end-users to adjust for production needs and reduce transportation costs.

USSE is self-sufficient for coke at normal operating levels.

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

We believe that adequate supplies to meet Flat-Rolled’s and Tubular's needs are available at competitive market prices. We routinely execute fixed-price forward physical purchase contracts for natural gas to partially manage our exposure to natural gas price increases. During 2015, approximately 78 percent of our natural gas purchases in Flat-Rolled were based on bids solicited on a monthly basis from various vendors; the remainder was made daily or with term agreements or with fixed-price forward physical purchase contracts.

We believe that adequate natural gas supplies to meet USSE’s needs are available at competitive market prices.

Both Flat-Rolled and USSE use self-generated coke oven and blast furnace gas to reduce consumption of natural gas. USSE also captures and consumes converter gas from its four steelmaking vessels.

Industrial Gases

U. S. Steel, with the exception of USSE, purchases industrial gas under long-term contracts with various suppliers. USSE owns and operates its own industrial gas facilities, but also may purchase industrial gases from time to time.

Commercial Sales of Product

U. S. Steel characterizes sales as contract sales if sold pursuant to an agreement with a defined volume and pricing and a duration of longer than three months, and as spot if sold without a defined volume and pricing agreement. In 2015, approximately 74 percent, 62 percent and 49 percent of sales by Flat-Rolled, USSE and Tubular, respectively, were contract sales. Some contract pricing agreements include fixed prices while others are adjusted periodically based upon published prices of steel products or cost components.

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

Air

The CAA imposes stringent limits on air emissions with a federally mandated operating permit program and civil and criminal enforcement sanctions. The CAA requires, among other things, the regulation of hazardous air pollutants through the development and promulgation of National Emission Standards for Hazardous Air Pollutants (NESHAP) and Maximum Achievable Control Technology (MACT) Standards. The EPA has developed various industry-specific MACT standards pursuant to this requirement. The CAA requires the EPA to promulgate regulations establishing emission standards for each category of Hazardous Air Pollutants. The EPA also must conduct risk assessments on each source category that is already subject to MACT standards and determine if additional standards are needed to reduce residual risks.

While our operations are subject to several different categories of NESHAP and MACT standards, the principal impact of these standards on U. S. Steel operations includes those that are specific to cokemaking, ironmaking, steelmaking and iron ore processing.

In September 2011, the EPA sent domestic integrated steel facilities, including U. S. Steel, an Information Collection Request for future rulemaking activities pursuant to the CAA. U. S. Steel responded to the request, and the EPA, as part of a voluntary remand that was granted by the D.C. Court of Appeals, is currently performing a review of the existing Iron and Steel MACT regulations. U. S. Steel and other integrated steel companies are in communication with the EPA on the review.

Additionally, the EPA is required, pursuant to the CAA, to conduct a risk and technology review of the Coke Pushing, Quenching, and Battery Stack MACT. The EPA is currently working on developing an Information Collection Request to determine whether additional emissions reductions are necessary. Since the EPA has yet to determine if any changes to these MACTs are required, the impact, if any, on U. S. Steel cannot be reasonably estimated at this time.

The CAA also requires the EPA to develop and implement National Ambient Air Quality Standards (NAAQS) for criteria pollutants, which include, among others, particulate matter (PM) - consisting of PM10 and PM2.5, lead, carbon monoxide, nitrogen dioxide, sulfur dioxide, and ozone. Sulfur dioxide is the NAAQS criteria pollutant of most concern to the Company at this time.

In June 2010, the EPA significantly lowered the primary NAAQS for sulfur dioxide (SO2) from 140 parts per billion (ppb) on a 24-hour basis to an hourly standard of 75 ppb. Subsequently, the EPA designated the areas in which Great Lakes Works and Mon Valley Works facilities are located as nonattainment with the 2010 for the SO2 NAAQS. The non-attainment designation will require the facilities to implement operational and/or capital requirements to demonstrate attainment with the 2010 standard. In addition, the EPA is currently evaluating the attainment status for all other areas as required by a Consent Decree that the EPA entered with the Sierra Club and the Natural Resources Defense Counsel in March 2015 pursuant to a lawsuit filed by the non-governmental organizations. U. S. Steel is working with the affected regulatory agencies in completing the evaluation process as required by the Consent Decree. While U. S. Steel could face increased capital, operating and compliance costs, the operational and financial impact of the SO2 NAAQS cannot be reasonably estimated at this time.

In October 2015, the EPA lowered the NAAQS for ozone from 75 ppb to 70 ppb. It is likely that EPA will designate some areas in which we operate as nonattainment with the 2015 standard, which could require reductions of nitrogen oxides and volatile organic compounds from our operations in such designated areas. In April 2012, the EPA designated certain areas in which we operate as nonattainment with the 2008 ozone NAAQS of 75 pbb. The EPA is expected to publish an ozone implementation rule in 2016 that will address the effect of the 2008 standard and area designations in light of the lowering of the NAAQS in 2015. At this time, the operational and financial impact of the ozone NAAQSs cannot be reasonably estimated.

On December 14, 2012, the EPA lowered the annual standard for PM2.5 from 15 micrograms per cubic meter (ug/m3) to 12 ug/m3, and retained the PM2.5 24-hour and PM10 NAAQS rules. In December 2014, the EPA designated some areas in which U. S. Steel operates as nonattainment with the 2012 annual PM2.5 standard. Because it is early in the State Implementation Plan (SIP) development stages, any impacts to U. S. Steel are not estimable at this time.

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

For additional information regarding significant enforcement actions, capital expenditures and costs of compliance, see “Item 3. Legal Proceedings - Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters, Litigation and Contingencies.”

Water

U. S. Steel maintains water discharge permits as required under the National Pollutant Discharge Elimination System (NPDES) program of the CWA, and under equivalent state laws, and conducts operations in compliance with such permits. For information regarding enforcement actions, capital expenditures and costs of compliance, see “Item 3. Legal Proceedings - Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters, Litigation and Contingencies.”

Solid Waste

U. S. Steel facilities generate solid and hazardous wastes regulated by RCRA. In addition, each state and some local jurisdictions regulate solid and hazardous waste activities. In addition to regulating waste handling and disposal practices, these laws and regulations also govern the environmental remediation of some prior waste disposal operations (i.e., corrective actions), the recycling of wastes and the operation and maintenance of waste storage tanks. Corrective actions under these laws, are discussed below under “Remediation.” For additional information regarding significant remediation costs, enforcement actions, capital expenditures and costs of compliance, see “Item 3. Legal Proceedings - Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters, Litigation and Contingencies.”

Remediation

U. S. Steel is involved in a number of environmental remediation projects under CERCLA, RCRA and other federal and state statutes, related to former and present locations as well as third party waste sites where material generated by U. S. Steel was discarded. A number of these locations either never were, or are no longer, owned or operated by U. S. Steel and are subject to cost sharing and remediation provisions. Projects include remediation of the former Geneva Works, the former Duluth Works, ground water issues at Gary Works and the closure of hazardous and non-hazardous waste landfills. It is possible that additional sites will be identified that require remediation. For additional information regarding remedial actions, capital expenditures and costs of compliance, see “Item 3. Legal Proceedings - Environmental Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters, Litigation and Contingencies.”

United States Greenhouse Gas Emissions Regulation

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

On August 3, 2015, the EPA issued three separate actions to address GHG emissions from fossil fuel fired power plants: 1) final rules for new, modified or reconstructed sources, 2) final rules for existing sources, and 3) a proposed Federal Implementation Plan. The rules for new, modified, or reconstructed sources impose separate intensity-based GHG limits for new coal fired and new natural gas fired power plants. The rules for existing fossil fuel fired power plants imposes a two-part goal structure for existing power generation in each state. The structure is composed of an interim goal for states to meet on average over the ten-year period from 2020-2029, and a final goal that a state must meet at the end of that period in 2030 and thereafter. The final goal is to achieve a 32 percent reduction of GHG emissions by 2030 from 2005 levels. States will be given flexibility in terms of how to achieve their goal and what measures to implement, but must submit plans no later than September 6, 2016. The proposed Federal Implementation Plan would apply to any state that does not submit an EPA approved plan. The impact these rules will have on the supply and cost of electricity to industrial consumers, especially energy intensive industries like ours, is being evaluated. We believe there will be increased operating costs, such as increased energy and maintenance costs, but we are currently unable to reliably estimate them.

For further information, see "Item 1A. Risk Factors," "Item 3. Legal Proceedings - Environmental Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" and Note 25 to the Consolidated Financial Statements, "Contingencies and Commitments - Environmental Matters - CO2 Emissions."

Slovak Operations

USSK is subject to the environmental laws of Slovakia and the European Union (EU). An EU law commonly known as Registration, Evaluation, Authorization and Restriction of Chemicals, Regulation 1907/2006 (REACH) requires the registration of certain substances produced in or imported into the EU, and applying for authorization to continue use where replacement of certain substances is not possible or feasible. In some cases replacements for substances currently used in our operations will have to be implemented. We are also beginning the process of seeking authorization for continued use of these substances until viable alternatives can be proved and implemented. March 21, 2016, is the deadline for filing an Application for Authorization to be permitted to continue using hexavalent chromium substances until suitable alternatives can be identified. The authorization will be for four years, after which time replacement substances must be employed. Efforts are ongoing to identify, test and prove the feasibility of replacement substances. Although USSK is currently compliant with REACH, efforts to remain compliant will require capital investment and increased operational costs. We cannot reliably estimate the potential cost of complying with these measures at this time. For further discussion of laws applicable in Slovakia and the EU and their impact on USSK, see Note 25 to the Consolidated Financial Statements, “Contingencies and Commitments - Environmental Matters, EU Environmental Requirements.”

A Memorandum of Understanding (MOU) was signed in March of 2013 between U. S. Steel and the government of Slovakia. The MOU outlines areas in which the government and U. S. Steel will work together to help create a more competitive environment and conditions for USSK. Incentives the government of Slovakia agreed to provide include potential participation in a renewable energy program that provides the opportunity to reduce electricity costs, as well as the potential for government grants and other support concerning investments in environmental control technology. Although there are many conditions and uncertainties regarding the grants, including matters controlled by the EU, the value of these incentives as stated in the MOU could be as much as €75 million (approximately $82 million). U. S. Steel also agreed to pay the government of Slovakia specified declining amounts should U. S. Steel sell USSK within five years of the date of the MOU. We continue to work closely with the government of Slovakia to monitor the progress of the respective commitments and to achieve the incentives described in the MOU.
Slovakia adopted a new waste code in March 2015 that became effective January 1, 2016. This legislation implements the EU Waste Framework Directive that strictly regulates waste disposal and encourages recycling, among other provisions, by increasing fees for waste disposed of in landfills, including privately owned landfills. We are currently analyzing the legislation in order to estimate the potential financial impact on USSK's operations.

The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BAT) to reduce environmental impacts as well as compliance with BAT associated emission levels. This directive includes operational requirements for air emissions, wastewater discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Producers will be required to be in compliance with the iron and steel BAT by March 8, 2016, unless specific exceptions or extensions are granted by the Slovak environmental authority. We are currently updating our existing operating permits for different facilities involved in producing iron and steel in the plant in accordance with the new BAT requirements. Through this process for some facilities, we are applying for extensions from the 2016 compliance deadline in order to meet or exceed the BAT requirements. Compliance with stricter emission limits going beyond BAT requirements makes us eligible for EU funding support and prepares us for any further tightening of environmental protection standards. Our most recent broad estimate of likely capital expenditures for projects to comply with or go beyond the BAT requirements is approximately €165 million (approximately $180 million).

The EU has various programs under which funds are allocated to member states to implement broad public policies which are then awarded by the member states to public and private entities on a competitive basis. The funding intensity under these programs currently ranges from 55 percent of defined eligible costs on a project under the standard state scheme to 90 percent on a recently approved ad hoc scheme to improve the air quality in the Košice region of Slovakia. Based on our list of projects that comprise the approximate €165 million (approximately $180 million) of spending noted, we currently believe we will be eligible to receive up to €115 million (approximately $125 million) of incentive grants. This could potentially reduce our net cash expenditures to approximately €50 million (approximately $55 million). The actual amount of capital spending will be dependent upon, among other things, the actual amount of incentive grants received.

We also believe there will be increased operating costs associated with these projects, such as increased energy and maintenance costs. We are currently unable to reliably estimate what the increase in operating costs will be as many projects are still in the development stage.

For further discussion of laws applicable in Slovakia and the EU and their impact on USSK, see Note 25 to the Consolidated Financial Statements, “Contingencies and Commitments - Environmental Matters, EU Environmental Requirements.”

European Greenhouse Gas Emission Regulations

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

The EU has established GHG regulations for the EU member states. International negotiations to supplement and eventually replace the 1997 Kyoto Protocol are ongoing. In December 2015, Paris held the Conference of Parties (COP21) summit on global warming. The summit proposed goals and protocols for global CO2 reduction. To be binding, the proposal must be ratified and adopted by individual governments. The Paris agreement shall be open for signature at the United Nations (UN) Headquarters in New York City beginning on August 22, 2016. In October 2014, the European Council approved 2030 goals in the areas of GHG reduction, energy efficiency and the use of renewable resources. Those targets are expected to transfer into legislation by 2020. Until the full details of the program are made known through specific enacting legislation, we cannot reasonably forecast the costs and benefits which might result from the program.

For further information, see "Item 1A. Risk Factors," "Item 3. Legal Proceedings - Environmental Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" and Note 25 to the Consolidated Financial Statements, "Contingencies and Commitments - Environmental Matters - CO2 Emissions."

Property, Plant and Equipment Additions

For property, plant and equipment additions, including capital leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Cash Flows and Liquidity – Cash Flows” and Note 12 to the Consolidated Financial Statements.

Employees

As of December 31, 2015, U. S. Steel had approximately 21,000 employees in North America and approximately 12,200 in Europe.

Most hourly employees of U. S. Steel’s flat-rolled, tubular, cokemaking and iron ore pellet facilities in the United States are covered by collective bargaining agreements with the United Steelworkers (USW) that were entered into effective September 1, 2015 and expire on September 1, 2018. Our North American collective bargaining agreements contain no-strike provisions which are applicable during the term of the respective agreements.

In Europe, most employees at USSK are represented by the OZ Metalurg union and are covered by an agreement that expires at the end of March 2016.

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

Also available on the U. S. Steel website are U. S. Steel’s Corporate Governance Principles, our Code of Ethical Business Conduct and the charters of the Audit Committee, the Compensation & Organization Committee and the Corporate Governance & Public Policy Committee of the Board of Directors. These documents and the Annual Report on Form 10-K and proxy statement are also available in print to any stockholder who requests them. Such requests should be sent to the Office of the Corporate Secretary, United States Steel Corporation, 600 Grant Street, Suite 1500, Pittsburgh, Pennsylvania 15219-2800 (telephone: 412-433-1121).

U. S. Steel does not incorporate into this document the contents of any website or the documents referred to in the immediately preceding paragraph.

Other Information

Information on net sales, depreciation, capital expenditures and EBIT by reportable segment and for Other Businesses and on net sales and assets by geographic area are set forth in Note 3 to the Consolidated Financial Statements.

For significant operating data for U. S. Steel for each of the last five years, see “Five-Year Operating Summary (Unaudited)” on pages F-60 and F-61.

Item 1A. RISK FACTORS

Risk Factors Concerning the Steel Industry

U. S. Steel has been and continues to be adversely affected by worldwide overcapacity and high levels of imports, which may negatively affect steel prices and demand levels, reducing profitability.

An increase in global capacity and new or expanded production capacity in the United States, China and other countries in recent years has resulted in capacity significantly in excess of global demand, as well as in the Company's primary markets in North America and Europe.

In the United States, worldwide overcapacity continues to result in a surge in dumped and subsidized steel products. Imports into the United States often violate domestic and international trade laws. While in some cases, U. S. Steel is successful in obtaining relief under U.S. and international trade laws, in other circumstances, relief has been denied. When received, such relief is generally subject to annual automatic or discretionary review, which can result in rescission or reduction. There can be no assurance that any relief will be obtained or continued in the future or that such relief will adequately combat the surge in imports. There is also a risk that international bodies such as the World Trade Organization or other judicial bodies in the United States or the EU may change their interpretations of their respective trade laws in ways that are unfavorable to U. S. Steel.

The steel industry is highly cyclical, which may have an adverse effect on our results of operations.

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

We face increased competition from alternative materials and risks concerning innovation, new technologies, products and increasing customer requirements.

As a result of increasingly stringent regulatory requirements, designers, engineers and industrial manufacturers, especially those in the automotive industry, are increasing their use of lighter weight and alternative materials, such as aluminum, composites, plastics, and carbon fiber. Use of such materials could reduce the demand for steel products which may reduce our profitability and cash flow.

Additionally, technologies such as direct iron reduction, EAF production, oxygen-coal injection and experimental technologies such as molten oxide electrolysis and hydrogen flash smelting may be more cost effective than our current production methods. However, we may not have sufficient capital to invest in such technologies and may incur difficulties adapting and fully integrating these technologies into our existing operations. We may also encounter control or production restrictions, or not realize the cost benefit from such capital intensive technology adaptations to our current production processes. Customers such as those in the automotive industry are demanding stronger and lighter products. Tubular customers are increasingly requesting pipe producers to supply connections and other ancillary parts as well as inspection and other services. We may not be successful in meeting these technological challenges. There may also be increased product liability exposures connected with the supply of new products and services.

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

Compliance with existing and new environmental regulations, environmental permitting and approval requirements may result in delays or other adverse impacts on planned projects, our results of operations and cash flows.

Steel producers in the United States, along with their customers and suppliers, are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. Steel producers in the EU are subject to similar laws. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Compliance with environmental laws and regulations, such as the Clean Air Act, governing Green House Gas (GHG) and Sulfur Dioxide emissions could result in substantially increased capital requirements and operating costs. In addition, the integrated steel process involves a series of chemical reactions that create CO2. Accordingly, we are subject to regulations adopted by the EPA, the EU and various state agencies regulating GHG emissions. Compliance with current or future regulations could entail substantial costs for emission based systems, and could have a negative impact on our results of operations and cash flows.

Construction and operation of new production facilities and modifications to existing facilities may require environmental permits and approvals from the appropriate regulatory agencies. Compliance with the environmental permitting and approval requirements may be costly and time consuming and could result in delays or other adverse impacts on planned projects, our results of operations and cash flows.

Other Risk Factors Applicable to U. S. Steel

We face substantial debt maturities.

Over the next five years, we have approximately $1.7 billion of debt maturing (see Note 16 to the Consolidated Financial Statements). If our cash flows and capital resources are insufficient to fund our debt services obligations, we may face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, or issue additional debt or equity. We may not be able to take such actions, if necessary, on commercially reasonable terms or at all. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results or operations.

Our business requires substantial expenditures for debt service obligations, capital investments, operating leases and maintenance that we may be unable to fund.

Our ability to service or refinance our debt or fund investments and capital expenditures required to maintain or expand our business operations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to satisfy our liquidity needs. In addition, the limitations under our Third Amended and Restated Credit Agreement, such as insufficient collateral or not being able to meet the fixed charge coverage ratio, may limit our availability to draw upon this facility. See the Liquidity section in "Management's Discussion and Analysis" for further details.

Changes in the global economic environment may lead to declines in the production levels of our customers.

We sell to the automotive, service center, converter, energy and appliance and construction-related industries. Some of these industries are cyclical and exhibit a great deal of sensitivity to general economic conditions. Low demand from customers in these key industries may adversely impact our financial position, results of operations and cash flows.

Our Flat-Rolled and Tubular segments may be particularly impacted by unfavorable market conditions in the oil and gas industries. Declines in oil prices, and the correlating reduction in drilling activity, as well as high levels of inventory in the supply chain, may reduce demand for tubular products and could have adverse impacts on our results of operations and cash flows.

We have significant retiree health care, retiree life insurance and pension plan costs, which may negatively affect our results of operations and cash flows.

We maintain retiree health care and life insurance and defined benefit pension plans covering many of our domestic employees and former employees upon their retirement. These benefit plans have significant liabilities that are not fully funded which will require additional cash funding in future years. Minimum contributions to domestic qualified pension plans (other than contributions to the Steelworkers Pension Trust (SPT) described below) are regulated under the Employee Retirement Income Security Act of 1974 (ERISA) and the Pension Protection Act of 2006 (PPA).

The level of cash funding for our defined benefit pension plans in future years depends upon various factors including voluntary contributions that we may make, future pension plan asset performance, actual interest rates under the law, and the impacts of business acquisitions or divestitures, union negotiated benefit changes and future government regulations, many of which are not within our control. In addition, assets held by the trusts for our pension plan and our trust for retiree health care and life insurance benefits are subject to the risks, uncertainties and variability of the financial markets. See Item 7 and Note 17 to the Consolidated Financial Statements for a discussion of assumptions and further information associated with these benefit plans.

U. S. Steel contributes to a domestic multiemployer defined benefit pension plan, the SPT, for USW-represented employees formerly employed by National Steel and represented employees hired after May 2003. We have legal requirements for future funding of this plan should the SPT become significantly underfunded or we decide to withdraw from the plan. Either of these scenarios may negatively impact our future cash flows. The P3Y year Collective Bargaining Agreements between the USW and U. S. Steel and its U. S. Steel Tubular Products, Inc. subsidiary ratified on February 1, 2016 (the 2015 Labor Agreements) require a contribution rate of $2.65 per hour for most steelworker employees. Collectively bargained company contributions to the plan could increase as a result of future changes agreed to by the Company and the USW.

We have significant environmental remediation costs that may negatively affect our results of operations and cash flows.

Some of U. S. Steel's current and former facilities were in operation before 1900. Hazardous materials associated with those facilities may have been released at current or former operating sites or delivered to sites operated by third parties.

U. S. Steel is involved in numerous remediation projects at currently operating facilities, facilities that have been closed or sold to unrelated parties and other sites where material generated by U. S. Steel was deposited. In addition, there are numerous other former operating or disposal sites that could become the subject of remediation, which may negatively affect our results of operations and cash flows.

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

U. S. Steel may be faced with having agreed to purchase raw materials and energy at prices that are above the then current market price or in greater volumes than required. Additionally, recent decreases in iron ore, natural gas and oil prices have placed downward pressure on steel prices. If steel prices decline further, our profit margins on market-based indexed contracts and spot business will be reduced.

Product liability claims may have an adverse effect on our financial position, results of operations and cash flows.

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

Rating agencies have downgraded our credit ratings, which may make it more difficult for us to raise capital and may increase our financial costs.

Our credit ratings have been recently downgraded by all three major rating agencies. This may make raising capital more difficult, may increase the cost, affect the terms of future borrowings, and may adversely affect the terms under which we purchase goods and services and may limit our ability to take advantage of potential business opportunities.

Our operations expose us to uncertainties and risks in the countries in which we operate, which may negatively affect our results of operations, cash flows and liquidity.

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

Our operations are subject to complex regulatory and compliance frameworks.

Complex foreign and U.S. laws and regulations that apply to our international operations, including but not limited to U. S. laws such as the Foreign Corrupt Practices Act, regulations related to import-export controls, the Office of Foreign Assets Control sanctions program, antiboycott provisions, and changes in transportation and logistics regulations may increase our cost of doing business in international jurisdictions and expose the Company and its employees to elevated risk. The Company's subsidiaries and joint ventures face similar risks. Although we have implemented policies and processes designed to comply with these laws and regulations, failure by our employees, contractors, or agents to comply with these laws and regulations can result in possible administrative, civil, or criminal liability, as well as reputational harm to the Company and its employees.

U. S. Steel continues to incur certain costs when production capacity is idled, increased costs to resume production at idled facilities, or costs to idle facilities.

Our decisions concerning which facilities to operate and at what levels are made based upon our customers’ orders for products as well as the capabilities and cost performance of our locations. During depressed market conditions, we may concentrate production operations at several plant locations and not operate others in response to customer demand and as a result we will incur idle facility costs.

When we restart idled facilities, we incur certain costs to replenish raw material inventories, prepare the previously idled facilities for operation, perform the required repair and maintenance activities and prepare employees to return to work safely and resume production responsibilities. The amount of any such costs can be material, depending on a variety of factors, such as the period of time during which the facilities remained idle, necessary repairs and available employees, and is difficult to project.

Faced with overcapacity in various markets, we may seek to rationalize operations through asset sales, temporary shutdowns or closures of facilities.

We are subject to foreign currency risks, which may negatively impact our profitability and cash flows.

The financial condition and results of operations of USSK are reported in euros and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. The appreciation of the U.S. dollar against the euro negatively affects our Consolidated Results of Operations.

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

The Commodity Future Trading Commission’s Dodd Frank and the EU’s EMIR regulatory frameworks can limit the Company’s ability to hedge interest rate, foreign exchange (FX), or commodity pricing exposures, which could expose us to increased economic risk. These frameworks may introduce additional compliance costs. Some counterparties may cease hedging as a result of increased regulatory cost burdens, which in turn may reduce U. S. Steel’s ability to hedge its interest rate, FX, or commodity exposures. Legislative uncertainty exists regarding possible margin requirements and clearing practices that could economically impact U. S. Steel. If additional liquidity is required under regulatory frameworks to support new margin requirements, that could reduce U. S. Steel’s liquidity available to invest in its core business operations.

The IRS may disallow all or part of a worthless stock loss and bad debt deduction taken in 2013.

U. S. Steel made an election effective December 31, 2013 to liquidate for U.S income tax purposes a foreign subsidiary that holds most of the Company’s international operations. The tax liquidation allowed the Company to claim a worthless stock loss and bad debt deduction in its 2013 U.S. income tax return, resulting in a net income tax benefit in 2013 of $419 million. The worthless stock loss and bad debt deduction are subject to audit and possible adjustment by the IRS, which could result in the reversal of all or part of the income tax benefit. In 2015, the IRS began its audit of the worthless stock loss and bad debt deduction taken in 2013. We expect resolution in a future period. While we believe we have adequate legal and factual support for the tax position taken, the IRS could reject or reduce the amount of the income tax benefit related to the worthless stock loss and bad debt deduction. If this occurs, U. S. Steel would incur additional current tax expense which could result in additional income tax payments.

Our collective bargaining agreements may limit our flexibility.

Our collective bargaining agreements contain provisions that prohibit us from consummating any North American transaction involving steel or steel-related assets without the consent of the USW, grant the USW a right to bid on any sale of one or more facilities covered by the 2015 Labor Agreements, and require us to make reasonable and necessary capital expenditures to maintain the competitive status of our domestic facilities. These agreements also restrict our ability to trade, sell or use foreign-produced coke and iron ore in North America, and further require that the ratio of non-USW employees to USW employees at our domestic facilities not exceed one to five. These terms may limit our ability to acquire or sell steel or steel related assets at favorable prices, increase our operating costs and reduce our margins and otherwise adversely affect our competitiveness in the marketplace.

We may be subject to legal proceedings or investigations, the resolution of which could negatively affect our profitability and cash flows in a particular period.

We are involved in various litigation matters, including administrative and regulatory proceedings, governmental investigations, environmental matters, and commercial disputes. Our profitability and cash flows in a particular period could be negatively affected by an adverse ruling in any legal proceeding or investigation which may be pending against us or filed against us in the future. While we believe that we have taken appropriate actions to mitigate and reduce these risks, due to the nature of our operations, these risks will continue to exist and additional legal proceedings or investigations may arise from time to time.

A failure of our information technology infrastructure and cybersecurity threats may adversely affect our business operations.

Increasingly sophisticated attacks against rapidly evolving computer technologies pose a risk to the security of our systems, networks and data. Despite efforts to protect confidential business information, personal data of employees and the control systems of manufacturing plants, U.S. Steel systems and those of our third-party service providers may be subject to system breaches. System breaches can lead to disclosure, modification and destruction of proprietary business data, personally identifiable information (PII), other sensitive information, defective products, production downtime and damage to production assets with a resulting impact to our reputation, competitiveness and operations.

Of special note is our risk when implementing new capabilities. As an organization implements new systems, many times both new and old systems run in parallel until all processes have successfully transferred to the new system and thorough testing has been performed. As we continue to implement the ERP system our exposure to system attack and compromise are elevated since we are running many old and new processes in parallel and must simultaneously protect both the new system and legacy systems. This elevated exposure remains until the ERP project is complete and legacy systems can be retired.

Historically, U. S. Steel has experienced cybersecurity attacks, including a high profile breach of our information technology systems in which proprietary information was compromised. On May 19, 2014, the U.S. Department of Justice unsealed an indictment against certain individuals in connection with cyber crimes committed against the Company and other entities. We cooperated with the U.S. government on this matter and have implemented enhancements and improvements to safeguard our information technology enterprise against future attacks. Some of these enhancements include planning for and taking initial steps to implement a risk management framework based on security standards written by the National Institute of Standards and Technology (NIST). Other enhancements include implementing additional security monitoring of our systems by advanced technologies. However, there is no assurance the Company's remediation efforts will be successful in safeguarding information from future attacks, which likely will increase in frequency and sophistication. Based on information known to date, the Company is currently unable to determine the materiality, if any, of these events.

Changes to global data privacy laws and cross-border transfer requirements could adversely affect our business and operations.

Our business depends on the transfer of data between our affiliated entities, to and from our business partners, and with third-party service providers, which may be subject to global data privacy laws and cross-border transfer restrictions. While U. S. Steel takes steps to comply with these legal requirements, the volatility and changes to the applicability of those laws may impact U. S. Steel’s ability to effectively transfer data across borders in support of our business operations.

We depend on third parties for transportation services, and increases in costs or the availability of transportation may adversely affect our business and operations.

Our business depends on the transportation of a large number of products, both domestically and internationally. We rely primarily on third parties for transportation of the products we manufacture as well as delivery of our raw materials. Any increase in the cost of the transportation of our raw materials or products, as a result of increases in fuel or labor costs, higher demand for logistics services, consolidation in the transportation industry or otherwise, may adversely affect our results of operations as we may not be able to pass such costs increases on to our customers.

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

Carnegie Way benefits may be limited or may not be fully realized.

U. S. Steel initiated a stockholder value creation strategy known as the "The Carnegie Way," pursuant to which we focus on strengthening our balance sheet and cash flow. We have launched a series of initiatives that we believe will enable us to add value, right size the Company, and improve our performance across our core business processes, including commercial, supply chain, manufacturing, procurement, innovation, and operational and functional support. Business conditions, our ability to implement such initiatives, and factors beyond our control may limit the benefits associated with certain identified projects and limit the Carnegie Way's economic benefits.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The following tables list U. S. Steel’s main properties, their locations and their products and services:

North American Operations

Property	Location	Products and Services
Gary Works	Gary, Indiana	Slabs; Sheets; Tin mill; Strip mill plate
Midwest Plant	Portage, Indiana	Sheets; Tin mill
East Chicago Tin	East Chicago, Indiana	Sheets; Tin mill
Great Lakes Works	Ecorse and River Rouge, Michigan	Slabs; Sheets
Double Eagle Steel Coating Company	Dearborn, Michigan	Galvanized sheets
Mon Valley Works
Irvin Plant	West Mifflin, Pennsylvania	Sheets
Edgar Thomson Plant	Braddock, Pennsylvania	Slabs
Fairless Plant	Fairless Hills, Pennsylvania	Galvanized sheets
Clairton Plant	Clairton, Pennsylvania	Coke
Granite City Works(c)	Granite City, Illinois	Slabs; Sheets
Fairfield Works	Fairfield, Alabama	Galvanized Sheets; Seamless Tubular Pipe
USS-POSCO Industries(a)	Pittsburg, California	Sheets; Tin mill
PRO-TEC Coating Company(a)	Leipsic, Ohio	Galvanized and high strength annealed sheets
Double G Coatings Company, L.P.(a)	Jackson, Mississippi	Galvanized and Galvalume® sheets
Worthington Specialty Processing(a)	Jackson, Canton and Taylor, Michigan	Steel processing
Feralloy Processing Company(a)	Portage, Indiana	Steel processing
Chrome Deposit Corporation(a)	Various	Roll processing
Acero Prime, S.R.L. de C.V.(a)	San Luis Potosi, Ramos Arizpe, and Toluca, Mexico	Steel processing; warehousing; logistical services
Lorain Tubular Operations	Lorain, Ohio	Seamless Tubular Pipe
Lone Star Tubular	Lone Star, Texas	Welded Tubular Pipe
Bellville Tubular Operations(b)	Bellville, Texas	Welded Tubular Pipe
McKeesport Tubular Operations(b)	McKeesport, Pennsylvania	Welded Tubular Pipe
Wheeling Machine Products	Pine Bluff, Arkansas and Hughes Springs, Texas	Tubular couplings
Tubular Processing	Houston, Texas	Tubular processing
Offshore Operations	Houston, Texas	Tubular threading, inspection, accessories and storage services
Patriot Premium Threading Services(a)	Midland, Texas	Tubular threading, accessories and premium connections
Minntac Iron Ore Operations	Mt. Iron, Minnesota	Iron ore pellets
Keetac Iron Ore Operations(c)	Keewatin, Minnesota	Iron ore pellets

(a)	Equity investee

(b)	Indefinitely Idled

(c)	Temporarily Idled

North American Operations (Continued)

Property	Location	Products and Services
Hibbing Taconite Company(a)	Hibbing, Minnesota	Iron ore pellets
Tilden Mining Company(a)	Ishpeming, Michigan	Iron ore pellets
Transtar	Alabama, Indiana, Michigan, Ohio, Pennsylvania, Texas	Railroad operations
(a) Equity Investee

Other Operations

Property	Location	Products and Services
U. S. Steel Košice	Košice, Slovakia	Slabs; Sheets; Tin mill; Strip mill plate; Tubular; Coke; Radiators; Refractories
Apolo Tubulars S.A.(a)	Lorena, Sao Paulo, Brazil	Welded Tubular

(a)	Equity Investee

U. S. Steel and its predecessors (including Lone Star) have owned their properties for many years with no material adverse title claims asserted. In the case of Great Lakes Works, Granite City Works, the Midwest Plant and Keetac iron ore operations, U. S. Steel or its subsidiaries are the beneficiaries of bankruptcy laws and orders providing that properties are held free and clear of past liens and liabilities. In addition, U. S. Steel or its predecessors obtained title insurance, local counsel opinions or similar protections when significant properties were initially acquired or since acquisition.

At the Midwest Plant in Indiana, U. S. Steel has a supply agreement for various utility services with a company that owns a cogeneration facility located on U. S. Steel property. The Midwest Plant agreement expires in 2028.

U. S. Steel leases its headquarters office space in Pittsburgh, Pennsylvania.

For property, plant and equipment additions, including capital leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Cash Flows and Liquidity – Cash Flows” and Note 12 to the Consolidated Financial Statements.

Item 3. LEGAL PROCEEDINGS

U. S. Steel is the subject of, or a party to, a number of threatened or pending legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment, certain of which are discussed in Note 25 to the Consolidated Financial Statements. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the U. S. Steel Financial Statements. However, management believes that U. S. Steel will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably to U. S. Steel.

General Litigation

On September 16, 2014, USSC commenced court-supervised restructuring proceedings under CCAA before the Ontario Superior Court of Justice. As part of the CCAA proceedings, U. S. Steel has submitted both secured and unsecured claims that have been verified by the court-appointed Monitor in the amount of $1.8 billion. U. S. Steel's claims have been challenged by a number of interested parties which, if successful, could result in the reclassification of those claims and/or modifications to the values of those claims. U. S. Steel is contesting those challenges within the CCAA proceedings. However, U. S. Steel cannot reasonably estimate the outcome at this time.

Asbestos Litigation

As of December 31, 2015, U. S. Steel was a defendant in approximately 820 active cases involving approximately 3,315 plaintiffs. The vast majority of these cases involve multiple defendants. As of December 31, 2014, U. S. Steel was a defendant in approximately 880 cases involving approximately 3,455 plaintiffs. About 2,465, or approximately 74 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During 2015, settlements and other dispositions resolved approximately 415 cases, and new case filings added approximately 275 cases. During 2014, settlements and other dispositions resolved approximately 190 cases, and new case filings added approximately 325 cases.

The following table shows the activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2013	3,330	250	240	3,320
December 31, 2014	3,320	190	325	3,455
December 31, 2015	3,455	415	275	3,315

Historically, asbestos-related claims against U. S. Steel fall into three groups: (1) claims made by persons who allegedly were exposed to asbestos on the premises of U. S. Steel facilities; (2) claims made by persons allegedly exposed to products manufactured by U. S. Steel; and (3) claims made under certain federal and maritime laws by employees of former operations of U. S. Steel.

The amount U. S. Steel accrues for pending asbestos claims is not material to U. S. Steel’s financial condition. However, U. S. Steel is unable to estimate the ultimate outcome of asbestos-related claims due to a number of uncertainties, including: (1) the rates at which new claims are filed, (2) the number of and effect of bankruptcies of other companies traditionally defending asbestos claims, (3) uncertainties associated with the variations in the litigation process from jurisdiction to jurisdiction, (4) uncertainties regarding the facts, circumstances and disease process with each claim, and (5) any new legislation enacted to address asbestos-related claims. Despite these uncertainties, management believes that the ultimate resolution of these matters will not have a material adverse effect on U. S. Steel’s financial condition, although the resolution of such matters could significantly impact results of operations for a particular quarter.

Environmental Proceedings

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of December 31, 2015, under federal and state environmental laws. Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

CERCLA Remediation Sites

Claims under CERCLA have been raised with respect to the cleanup of various waste disposal and other sites. Under CERCLA, potentially responsible parties (PRPs) for a site include current owners and operators, past owners and operators at the time of disposal, persons who arranged for disposal of a hazardous substance at a site, and persons who transported a hazardous substance to a site. CERCLA imposes strict and joint and several liabilities. Because of various factors, including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques, and the amount of damages and cleanup costs and the time period during which such costs may be incurred, we are unable to reasonably estimate U. S. Steel’s ultimate liabilities under CERCLA.

At December 31, 2015, U. S. Steel has received information requests or been identified as a PRP at a total of nine CERCLA sites, four of which liability has not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at the other five sites will be between $100,000 and $1 million for three of the sites, between $1 million and $5 million for one site and over $5 million for one site as described below.

Duluth Works

The former U. S. Steel Duluth Works site was placed on the National Priorities List under CERCLA in 1983 and on the State of Minnesota’s Superfund list in 1984. Liability for environmental remediation at the site is governed by a Response Order by Consent executed with the Minnesota Pollution Control Agency (MPCA) in 1985 and a Record of Decision signed by MPCA in 1989. U. S. Steel has submitted a feasibility study that includes remedial measures to address contaminated sediments in the St. Louis River Estuary and several other Operable Units that could impact the Estuary if not addressed. The proposed plan will be presented for public comment in the first quarter of 2016. Additionally, a Remedial Action Plan is being finalized to address the impacted areas on approximately 132 acres of upland property where a potential redevelopment opportunity has been identified. Additional study, investigation and oversight costs, and implementation of U. S. Steel's preferred remedial alternatives on the upland property and Estuary are currently estimated as of December 31, 2015 at $49 million.

RCRA and Other Remediation Sites

U. S. Steel may be liable for remediation costs under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. There are 21 such sites where remediation is being sought involving amounts in excess of $100,000. Based on currently available information, which is in many cases preliminary and incomplete, management believes that liability for cleanup and remediation costs in connection with 11 sites have potential costs between $100,000 and $1 million per site, 6 sites may involve remediation costs between $1 million and $5 million per site and 4 sites are estimated to or could have, costs for remediation, investigation, restoration or compensation in excess of $5 million per site.

For more information on the status of remediation activities at U. S. Steel’s significant sites, see the discussions related to each site below.

Gary Works

U. S. Steel has closed three hazardous waste disposal (HWD) sites located on plant property at Gary Works: HWD-5, HWD-2 and Hazardous Waste Treatment (HWT) Unit No. 2. Aside from HWT-2, which is complete, the other units are in post-closure monitoring. As of December 31, 2015, the accrued liability for retention of contractual guarantees at these sites is approximately $1 million.

On October 23, 1998, the EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a

RCRA Facility Investigation (RFI), a Corrective Measures Study (CMS) and Corrective Measure Implementation. Reports of field investigation findings for Phase I work plans have been submitted to the EPA. U. S. Steel has completed sampling in the East Breakwater Area to finalize a baseline Ecological Risk Assessment, and initiated an investigation of the Buffer Zone - North area. Additionally, U. S. Steel continues to conduct focused groundwater assessment work previously identified by the Perimeter Groundwater Monitoring Program and approved by the EPA. U. S. Steel has completed portions of an Interim Stabilization Measure to address certain components of the East Side Groundwater Solid Waste Management Area as required by the Order. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $32 million as of December 31, 2015, based on our current estimate of known remaining costs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). Preliminary approval of the conceptual CAMU design has been granted by the UDEQ. U. S. Steel has an accrued liability of $63 million as of December 31, 2015, for our estimated share of the remaining costs of remediation.

USS-POSCO Industries (UPI)

A joint venture in Pittsburg, California between subsidiaries of U. S. Steel and POSCO, UPI's facilities were previously owned and operated solely by U. S. Steel which retains primary responsibility for the existing environmental conditions. The California Department of Toxic Substances Control (DTSC) recently approved U. S. Steel’s preferred remedial plan to address groundwater impacts from trichloroethylene at the facility. Remedy implementation will begin during the first quarter of 2016. Evaluations continue for the remaining three SWMUs and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the DTSC. As of December 31, 2015, approximately $7 million has been accrued for ongoing environmental studies, investigations and remedy implementation. Significant additional costs associated with this site are possible and are referenced in Note 25 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, the EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM), with the approval of the EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. The Phase I RFI for waste disposed of at the Exum Materials Management Area was voluntarily implemented in December 2011 with a final completion report submitted to ADEM in June 2012. A Phase II RFI for the Fairfield facility property was completed in December 2012 and the completion report was submitted to ADEM in the third quarter of 2013. Additional Phase II facility investigations were completed in the fourth quarter of 2015. Additionally, ADEM has proposed a modification to the facility's hazardous waste permit to incorporate a Corrective Measures Implementation Plan developed by an adjacent property owner for additional work on impacts to Opossum Creek. It is not possible at this time to define U. S. Steel's responsibilities for implementation of this plan. In total, the accrued liability for remaining work under the Corrective Action Program, including the former Ensley facility, was $163,000 at December 31, 2015. Significant additional costs associated with this site are possible and are referenced in Note 25 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairless Plant

In April, 1993, U. S. Steel entered into a consent order with the EPA pursuant to RCRA, under which U. S. Steel would perform Interim Measures (IM), a RCRA Facility Investigation (RFI) and Corrective Measures Study (CMS) at our Fairless Plant. A Phase I RFI Final Report was submitted in September of 1997. With EPA’s agreement in lieu of conducting subsequent phases of the RFI and the CMS, U. S. Steel has been working through the Pennsylvania Department of Environmental Protection Act 2 Program to characterize and remediate facility parcels for redevelopment. As of December 31, 2015, the accrued liability to maintain the interim measures, and clear properties through the Act 2 process is $348,000. Significant additional costs associated with this site are possible and are referenced in Note 25 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (OEPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Area of Contamination was submitted in March 2012. A revised Phase II workplan that addresses additional soil investigations, site wide groundwater and the pipe mill lagoon was submitted to the OEPA in July 2013 and approved in December 2013. Perimeter groundwater monitoring wells were installed in June 2014 and the five rounds of sampling have been completed. As of December 31, 2015, costs to complete additional projects are estimated to be $108,000. Significant additional costs associated with this site are possible and are referenced in Note 25 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Joliet Works

The 50-acre parcel at the former Joliet Works is enrolled in the Illinois Environmental Protection Agency’s (IEPA) voluntary Site Remediation Program (SRP). The Program requires investigation and establishment of cleanup objectives followed by submission/approval of a Remedial Action Plan (RAP) to meet those objectives. The 50-acre parcel was divided into four (4) subareas with remedial activities completed in 2015 for three (3) subareas according to a RAP approved by IEPA on November 26, 2014. Final remedy completion reports detailing these three subareas were provided to the IEPA and U.S. EPA on December 31, 2015. The remaining fourth parcel requires further investigation prior to determining cleanup objectives. U. S. Steel has an accrued liability of $328,000 as of December 31, 2015. Significant additional costs associated with this site are possible and are referenced in Note 25 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Cherryvale (KS) Zinc

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation was essentially completed in 2007 and U. S. Steel and SSB continue to work with KDHE to address the remaining issues. The Consent Order was amended on May 3, 2013, to investigate potential contamination beyond the boundary of the former zinc smelting operation. On September 15, 2015, the Consent Order was further amended for an early soil removal action at certain properties in Cherryvale. As of December 31, 2015, an accrual of $486,000 remains available for addressing these outstanding issues.

Air Related Matters

Great Lakes Works

On March 27, 2014, the No. 2 BOP Shop experienced an incident when air pollution control ductwork unexpectedly collapsed. The incident resulted in structural damage and atypical emissions. On April 14, 2014, the Michigan Department of Environmental Quality (MDEQ) issued a Violation Notice that also included a request for additional information. U. S. Steel responded to the notice on May 5, 2014. In addition, on April 14, 2014, the EPA issued a separate Notice of Violation regarding the same incident alleging that U. S. Steel failed to properly operate the BOP furnace and failed to continuously meet roof monitor opacity standards. U. S. Steel continues to discuss resolution of the matter with both MDEQ and the EPA.

Great Lakes Works received Violation Notices from MDEQ relating to isolated BOP opacity exceedances which allegedly occurred in 2014 and 2015. U. S. Steel responded to the notices and continues to discuss resolution of the matter with MDEQ.

On April 6, 2015, Great Lakes Works received a Violation Notice for alleged emissions violations reported in the stack test results for the No. 1 Argon Stir Station baghouse submitted to MDEQ on December 9, 2014. U. S. Steel has responded to the notice and is currently discussing resolution with MDEQ and a Consent Order regarding this matter may be agreed upon in early 2016.

On May 27, 2015, Great Lakes Works received a Violation Notice in which MDEQ alleged that U. S. Steel did not obtain a required permit to install a BOP vessel replacement that occurred in November 2014. U. S. Steel responded to MDEQ on June 17, 2015.

On October 29, 2015, Great Lakes Works received a Violation Notice in which MDEQ alleges that U. S. Steel failed a stack test for emissions from the pickle line in August 2015. U. S. Steel has responded to the notice and is currently discussing resolution with MDEQ.

Although discussions with MDEQ regarding the foregoing alleged violations are ongoing and the resolution of these matters is uncertain at this time, it is not anticipated that the result of those discussions will be material to U. S. Steel.

Granite City Works

In October 2015, Granite City Works received a Violation Notice from IEPA in which the Agency alleges that U. S. Steel violated the emission limits for nitrogen oxides and volatile organic compounds from the Basic Oxygen Furnace Electrostatic Precipitator Stack. In addition, the Agency alleges that U. S. Steel exceeded its natural gas usage limit at its CoGeneration Boiler. U. S. Steel responded to the notice and is currently discussing resolution of the matter with IEPA.

Although discussions with IEPA regarding the foregoing alleged violations are ongoing and the resolution of these matters is uncertain at this time, it is not anticipated that the result of those discussions will be material to U. S. Steel.

Minnesota Ore Operations

On February 6, 2013, the EPA published a Federal Implementation Plan (FIP) that applies to taconite facilities in Minnesota. The FIP establishes and requires emission limits and the use of low NOx reduction technology on indurating furnaces as Best Available Retrofit Technology. While U. S. Steel installed low NOx burners on three furnaces at Minntac and is currently obligated to install low NOx burners on the two other furnaces at Minntac pursuant to existing agreements and permits, the rule would require the installation of a low NOx burner on the one furnace at Keetac for which U. S. Steel did not have an otherwise existing obligation. U. S. Steel estimates expenditures associated with the installation of low NOx burners of as much as $25 to $30 million. On June 14, 2013, the Eighth Circuit Court of Appeals stayed the effectiveness of the FIP. The EPA also published a final rule denying the approval of the Minnesota State Implementation Plan (SIP), which did not require the installation of low NOx burners and determined the applicable Best Available Retrofit Technology on a case-by-case basis. U. S. Steel and other taconite facilities have petitioned the Eighth Circuit for judicial review of the final rule denying the SIP. U. S. Steel continues to negotiate with the EPA to resolve the issues identified in the petitions. It is likely that any adverse resolution would be material to U. S. Steel; however, we are unable to estimate the amount, if any, at this time.

In June 2011, U. S. Steel and MPCA reached agreement on a Schedule of Compliance (SOC) to address alleged water quality issues at the Minntac facility. The 2011 agreement required U. S. Steel to determine sulfate levels at the property boundary and to resolve the water quality allegations. In addition, the agreement anticipated that U. S. Steel would pilot trial a dry control system on Line 6 at Minntac. Since then, U. S. Steel has employed actions to resolve some of the allegations raised in the SOC. In addition, since then, U. S. Steel has conducted additional investigations and evaluated technologies that would be used to address other water quality allegations in the SOC and reduce sulfate levels in groundwater outside the boundaries of Minnesota Ore. The actions already employed as well as the new data indicate that the proposed dry control system in the 2011 agreement would not be an effective means to reach the goals outlined in the SOC. U. S. Steel is currently negotiating a path forward with MPCA.

EPA Region V Federal Lawsuit

On August 1, 2012, the EPA, joined by the States of Illinois, Indiana and Michigan, initiated an action in the Northern District of Indiana alleging various air regulatory violations at Gary Works, Granite City Works, and Great Lakes Works. For more information on this action, see Note 25 to the Consolidated Financial Statements “Contingencies and Commitments - EPA Region V Federal Lawsuit.”

Other Regulatory Matters

In March 2015, the Occupational Safety and Health Administration (OSHA) issued multiple "Serious" citations and one "Willful" citation, and proposed penalties totaling approximately $108,000 resulting from a September 2014 fatality incident at U. S. Steel's Fairfield Works plant in Alabama. OSHA has proposed that U. S. Steel be placed in the Severe Violator Enforcement Program. U. S. Steel has filed a Notice of Contest and is working towards an appropriate resolution with OSHA.

Item 4. MINE SAFETY DISCLOSURE

The information concerning mine safety violations and other regulatory matters required by Section 150 of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of U. S. Steel and their ages as of February 1, 2016, are as follows:

Name	Age	Title	Executive Officer Since
Larry T. Brockway (a)	56	Senior Vice President - Finance, Chief Risk Officer & Treasurer	August 1, 2011
James E. Bruno	50	Senior Vice President - Automotive Solutions (b)	December 1, 2014
Scott D. Buckiso	48	Vice President - European Solutions and President - USSK (c)	May 31, 2015
David B. Burritt	60	Executive Vice President & Chief Financial Officer	September 1, 2013
Colleen M. Darragh	46	Vice President & Controller	July 1, 2014
Suzanne Rich Folsom	54	General Counsel, Chief Compliance Officer and Senior Vice President - Government Affairs	January 27, 2014
Sara A. Greenstein	41	Senior Vice President - Consumer Solutions (b)	December 1, 2014
Mario Longhi	61	President and Chief Executive Officer	July 2, 2012
Douglas R. Matthews	50	Senior Vice President - Industrial, Service Center and Mining Solutions (b)	July 2, 2012
David J. Rintoul	58	Senior Vice President - Tubular Business (d)	May 1, 2014
Mark G. Tabler	54	Vice President - Global Quality and Manufacturing Processing	December 1, 2015
(a) Mr. Brockway has elected to retire as of February 29, 2016.
(b) Automotive Solutions, Consumer Solutions, and Industrial, Service Center and Mining Solutions commercial entities are contained within the Flat-Rolled segment.
(c) European Solutions commercial entity is contained within the USSE segment.
(d) Tubular Business commercial entity is contained within the Tubular segment.

All of the executive officers mentioned above have held responsible management or professional positions with U. S. Steel or our subsidiaries for more than the past five years, with the exception of Mr. Longhi, Mr. Burritt, Mr. Bruno, Ms. Folsom, and Ms. Greenstein. Prior to joining U. S. Steel, Mr. Longhi served as president from 2005 to 2006, and president and chief executive officer from 2006 to 2011, of Gerdau Ameristeel Corporation, a producer of long steel products. Prior to joining Gerdau Ameristeel Corporation, Mr. Longhi served in a variety of senior management positions with Alcoa Inc., a producer of aluminum products. Prior to joining U. S. Steel, Mr. Burritt served as chief financial officer and vice president of global finance and strategic services for Caterpillar Inc., a manufacturer of construction and mining equipment, diesel and natural gas engines, industrial gas turbines and diesel-electric locomotives, from 2004 to 2010. Prior to joining U. S. Steel, Mr. Bruno was with TRW Automotive, a global leader in automotive safety and one of the world's largest automotive suppliers, for 20 years, most recently serving as vice president – North American braking operations and global slip control portfolio. Prior to joining U. S. Steel, from 2011-2014 Ms. Folsom served as executive vice president, general counsel & chief compliance officer at ACADEMI LLC, a leading global innovative security solutions provider to the federal government and commercial clients. Prior to joining ACADEMI LLC, Ms. Folsom served as deputy general counsel and chief regulatory and compliance officer at the American Insurance Group (AIG) from 2008 - 2010. Ms. Greenstein joined U. S. Steel from Underwriters Laboratories, Inc. (UL) where she was employed for 12 years and most recently held the position of president, UL Supply Chain and Sustainability.

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

As of February 25, 2016, there were 15,258 registered holders of U. S. Steel common stock.

The Board of Directors currently intends to declare and pay dividends on shares of U. S. Steel common stock based on the financial condition and results of operations of U. S. Steel out of legally available funds and in accordance with the requirements set forth by applicable law. Quarterly dividends were declared by U. S. Steel in 2015 and 2014 in the amount of $0.05 per share.

Shareholder Return Performance

The graph below compares the yearly change in cumulative total shareholder return of our common stock with the cumulative total return of the Standard & Poor’s (S&P’s) 500 Stock Index and the S&P 600 Steel Index.

Comparison of Cumulative Total Return
on $100 Invested in U.S. Steel Stock on December 31, 2010
vs
S&P 500 and S&P 600 Steel Index
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

Recent Sales of Unregistered Securities

U. S. Steel had no sales of unregistered securities during the period covered by this report.

Item 6. SELECTED FINANCIAL DATA

Dollars in millions (except per share data)(a)	2015	2014	2013	2012	2011
Statement of Operations Data:
Net sales	$11,574	$17,507	$17,424	$19,328	$19,884
(Loss) Earnings before interest and income taxes (EBIT)	(1,202)	413	(1,900)	247	265
Net (loss) earnings attributable to United States Steel Corporation	(1,642)	102	(1,645)	(124)	(53)
Per Common Share Data:
Net (loss) earnings attributable to United States Steel Corporation(b)
– basic	(11.24)	$0.71	$(11.37)	$(0.86)	$(0.37)
– diluted	(11.24)	0.69	(11.37)	(0.86)	(0.37)
Dividends per share declared and paid	0.20	0.20	0.20	0.20	0.20
Balance Sheet Data – December 31:
Total assets (c)	$9,190	$12,013	$12,726	$15,217	$16,073
Capitalization:
Debt	$3,161	$3,498	$3,939	$3,938	$4,228
United States Steel Corporation stockholders’ equity	2,436	3,799	3,375	3,477	3,500
Total capitalization	$5,597	$7,297	$7,314	$7,415	$7,728

(a)	For discussion of changes between the years, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

(b)	See Note 8 to the Consolidated Financial Statements for the basis of calculating earnings per share.

(c)
2014 and 2013 amounts have been adjusted to retroactively adopt Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The amounts for 2012 and 2011 were not affected by the adoption.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes that appear elsewhere in this document.

Overview

According to worldsteel Association’s latest published statistics, U. S. Steel was the fifteenth largest steel producer in the world in 2014. We believe we are currently the second largest integrated steel producer headquartered in North America, one of the largest integrated flat-rolled producers in Central Europe and the largest domestic producer of tubular products. U. S. Steel has a broad and diverse mix of products and customers. U. S. Steel uses iron ore, coal, coke, steel scrap, zinc, tin, and other metallic additions to produce a wide range of flat-rolled and tubular steel products, concentrating on value-added steel products for customers with demanding technical applications in the automotive, appliance, container, industrial machinery, construction and oil, gas, and petrochemical industries. In addition to our facilities in the United States, U. S. Steel has significant operations in Europe through U. S. Steel Košice (USSK), located in Slovakia. U. S. Steel’s financial results are primarily determined by the combined effects of shipment volume, selling prices, production costs and product mix. While the operating results of our various businesses are affected by a number of business-specific factors (see “Item 1. Business – Steel Industry Background and Competition”), the primary drivers for U. S. Steel are general economic conditions in North America, Europe and, to a lesser extent, other steel-consuming regions; the levels of worldwide steel production and consumption; pension and other benefits costs; and raw materials (iron ore, coal, coke, steel scrap, zinc, tin and other metallic additions) and energy (natural gas and electricity) costs.

Recent challenges that are impacting the global steel industry, including U. S. Steel, are global overcapacity; the impact of production and consumption of steel in China and other developing countries; the expansion of production facilities inside the U.S.; lower global oil prices and the resultant impact on rig counts; and the levels of steel imports into the markets we serve.

During the fourth quarter of 2015, we completed a strategic review of our business. As a result of that review, we realigned certain portions of our business to strengthen customer intimacy, operational excellence, and personal and professional accountability, streamlining our executive management team, reducing costs, and integrating innovation within our accountable commercial entity structure. U. S. Steel continuously evaluates potential strategic and organizational opportunities, which may include the acquisition, divestiture or consolidation of assets. The Company will pursue opportunities based on the financial condition of the Company, its long-term strategy, and what the Board of Directors determines to be in the best interests of the Company's stockholders.

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

The evaluation of impairment involves using either a qualitative or quantitative approach as outlined in Accounting Standards Codification (ASC) Topic 350. U. S. Steel completed its annual goodwill impairment evaluation using the two-step quantitative analysis during the third quarter of 2013 and determined that all of the goodwill within its Flat-Rolled and Texas Operations reporting units was impaired. U. S. Steel’s Flat-Rolled and Texas Operations reporting units had $969 million and $837 million of goodwill, respectively. Goodwill remaining on our Consolidated Balance Sheet at December 31, 2015 is $7 million and is included as a component of other noncurrent assets.
Intangible assets with indefinite lives are also subject to at least annual impairment testing, which compares the fair value of the intangible assets with their carrying amounts. U. S. Steel has determined that certain of its acquired intangible assets have indefinite useful lives. These assets are also reviewed for impairment annually in the third quarter and whenever events or circumstances indicate the carrying value may not be recoverable. U. S. Steel completed its evaluation of its indefinite lived water rights and other indefinite lived intangible assets during 2015 and determined there was no indication of impairment.
Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. During the fourth quarter of 2015, U. S. Steel completed a review of its identifiable intangible assets with finite lives and determined that the assets were not impaired.

Inventories – LIFO (last-in, first-out) is the predominant method of inventory costing for inventories in the United States and FIFO (first-in, first-out) is the predominant method used in Europe. The LIFO method of inventory costing was used on 80 percent and 78 percent of consolidated inventories at December 31, 2015 and 2014, respectively. Changes in U.S. GAAP rules or tax law, such as the elimination of the LIFO method of accounting for inventories, could negatively affect our profitability and cash flow.

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

U. S. Steel evaluates impairment of its equity method investments whenever circumstances indicate that a decline in value below carrying value is other than temporary. Under these circumstances, we would adjust the investment down to its estimated fair value, which then becomes its new carrying value. During the fourth quarter of 2015, U. S. Steel completed a review of its equity method investments and determined there was an other than temporary impairment. Accordingly, U. S. Steel recorded an impairment charge of $18 million in the fourth quarter of 2015.

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

U. S. Steel’s investment strategy for its U.S. pension and other benefits plan assets provides for a diversified mix of public equities, high quality bonds and selected smaller investments in private equities, investment trusts and partnerships, timber and mineral interests. For its U.S. Pension and Other Benefit plans, U. S. Steel has a target allocation for plan assets of 60 percent in equities (inclusive of private equity and investment trusts). The balance is primarily invested in corporate bonds, Treasury bonds and government-backed mortgages. U. S. Steel believes that returns on equities over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds tend to offset some of the short-term volatility of stocks. Both equity and fixed-income investments are made across a broad range of industries and companies to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel will use a 7.50 percent assumed rate of return on assets for the development of net periodic cost for the main defined benefit pension plan and domestic other post-employment benefit (OPEB) plans in 2016. The 2016 assumed rate of return is consistent with the rate of return used for 2015 domestic expense and was determined by taking into account the intended asset mix and some moderation of the historical premiums that fixed-income and equity investments have yielded above government bonds. Actual returns since the inception of the plans have exceeded this 7.50 percent rate and while recent annual returns have been volatile, it is U. S. Steel’s expectation that rates will achieve this level in future periods.

The expected long-term rate of return on plan assets is applied to the market value of assets as of the beginning of the period less expected benefit payments and considering any planned contributions.

To determine the discount rate used to measure our pension and other benefit obligations, certain corporate bond rates are utilized for both U.S. GAAP and funding purposes. As a result of an increase in interest rates at December 31, 2015, as compared to December 31, 2014, U. S. Steel increased the discount rate used to measure both domestic pension and other benefits obligations to 4.25 percent from 3.75 percent. The discount rate reflects the current rate at which we estimate the pension and other benefits liabilities could be effectively settled at the measurement date. In setting the domestic rates, we utilize several AAA and AA corporate bond rates as an indication of interest rate movements and levels.

Mortality assumptions for the U.S. defined benefit pension and other postretirement liabilities for formerly represented retirees is based on a custom table developed by an experience study performed in 2005. During 2013, the Company examined experience since 2005 and it was determined that the Company's mortality experience has improved. As a result of the study, the prior table now assumes mortality improvement of 7 years from the date of liability measurement for this population.

U. S. Steel reviews its actual historical rate experience and expectations of future health care cost trends to determine the escalation of per capita health care costs under U. S. Steel’s benefit plans. Approximately two thirds of our costs for the domestic United Steelworkers (USW) participants’ retiree health benefits in the Company’s main domestic benefit plan are limited to a per capita dollar maximum calculation based on 2006 base year actual costs incurred under the main U. S. Steel benefit plan for USW participants (cost cap). The full effect of the cost cap is expected to be realized around 2024. After 2024, the Company’s costs for a majority of USW retirees and their dependents are expected to remain fixed and as a result, the cost impact of health care escalation for the Company is projected to be limited for this group (See Note 17 to the Consolidated Financial Statements). For measurement of its domestic retiree medical plans where health care cost escalation is applicable, U. S. Steel has assumed an initial escalation rate of 7.0 percent for 2016. This rate is assumed to decrease gradually to an ultimate rate of 5.0 percent in 2020 and remain at that level thereafter.

Net periodic pension cost, including multiemployer plans, is expected to total approximately $97 million in 2016 compared to $291 million in 2015. The decrease in expected expense in 2016 is primarily due to the freezing of benefit accruals for our non-union participants effective December 31, 2015 and the natural maturation of our plans, partially offset by asset performance. Total other benefits costs in 2016 are expected to be a benefit of approximately $(4) million, compared to $(40) million in 2015. The decrease in expected benefit in 2016 is primarily a result of the expiration of the prior service credit amortization from the 2003 USW contract and the P3Y year Collective Bargaining Agreements between the USW and U. S. Steel and its U. S. Steel Tubular Products, Inc. subsidiary ratified on February 1, 2016 (the 2015 Labor Agreements), partially offset by the natural maturation of the plan.

A sensitivity analysis of the projected incremental effect of a hypothetical one percentage point change in the significant assumptions used in the pension and other benefits calculations is provided in the following table:

	Hypothetical Rate Increase (Decrease)
(In millions)	1%	(1)%
Expected return on plan assets
Incremental (decrease) increase in:
Net periodic pension costs for 2016	$(76)	$76
Discount rate
Incremental (decrease) increase in:
Net periodic pension & other benefits costs for 2016	$(12)	$8
Pension & other benefits obligations at December 31, 2015	$(733)	$863
Health care cost escalation trend rates
Incremental increase (decrease) in:
Other postretirement benefit obligations	$94	$(81)
Service and interest costs components	$4	$(4)

Changes in the assumptions for expected annual return on plan assets and the discount rate used for accounting purposes do not impact the funding calculations used to derive minimum funding requirements for the pension plan. However, the discount rate required for minimum funding purposes is also based on corporate bond related indices and as such, the same general sensitivity concepts as above can be applied to increases or decreases to the funding obligations of the plans assuming the same hypothetical rate changes. (See Note 17 to the Consolidated Financial Statements for a discussion regarding legislation enacted in November of 2015 that impacts the discount rate used for funding purposes.) For further cash flow discussion see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Cash Flows and Liquidity – Liquidity.”

Long-lived assets – U. S. Steel evaluates long-lived assets, primarily property, plant and equipment for impairment whenever changes in circumstances indicate that the carrying amounts of those productive assets exceed their projected undiscounted cash flows. We evaluate the impairment of long-lived assets at the asset group level. During 2013 and 2015, U. S. Steel completed a review of its long-lived assets and determined that the assets were not impaired. There were no such events or circumstances during 2014 that required a review for impairment. Management will continue to monitor market and economic conditions for triggering events that may warrant further review of long-lived assets.

Taxes – U. S. Steel records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Each quarter U. S. Steel analyzes the likelihood that our deferred tax assets will be realized.

At December 31, 2015, we identified the following forms of negative evidence concerning U. S. Steel's ability to use some or all of its domestic deferred tax assets:

•U. S. Steel's domestic operations generated significant losses in recent years and there is uncertainty regarding the Company's ability to generate domestic income in the near term,
•some of our domestic deferred tax assets are carryforwards, which have expiration dates, and
•the global steel industry is experiencing overcapacity, which is driving adverse economic conditions, including depressed selling prices for steel products and increased foreign steel imports into the U.S.

Most positive evidence can be categorized into one of the four sources of taxable income sequentially. These are (from least to most subjective):

•taxable income in prior carryback years, if carryback is permitted
•future reversal of existing taxable temporary differences
•tax planning strategies, and
•future taxable income exclusive of reversing temporary differences and carryforwards

U. S. Steel utilized all available carrybacks, and therefore, our analysis at December 31, 2015 focused on the other sources of taxable income. Our projection of the reversal of our existing temporary differences generated significant taxable income. This source of taxable income, however, was not sufficient to project full utilization of U. S. Steel’s domestic deferred tax assets. To assess the realizability of the remaining domestic deferred tax assets, U. S. Steel analyzed its prudent and feasible tax planning strategies.

At December 31, 2015, after weighing all the positive and negative evidence, U. S. Steel determined that it was more likely than not that the net domestic deferred tax asset (excluding a deferred tax liability related to an asset with an indefinite life) may not be realized. As a result, U. S. Steel recorded a $753 million net non-cash charge to tax expense. In the future, if we determine that it is more likely than not that we will be able to realize a portion of our deferred tax assets, the valuation allowance will be reduced and we will record a benefit to earnings.

In general, the amount of tax expense or benefit from continuing operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income. However, an exception to this rule applies when there is a loss from continuing operations and income from other categories. This exception requires that income from discontinued operations, extraordinary items, and items recorded directly into other comprehensive income be considered in determining the amount of tax benefit resulting from a loss in continuing operations. This exception affects the allocation of the tax provision among categories of income.

At the end of 2015, U. S. Steel does not have any undistributed foreign earnings and profits for which U.S. deferred taxes have not been provided, compared to less than $10 million at the end of 2014.

U. S. Steel records liabilities for uncertain tax positions. These liabilities are based on management’s judgment of the risk of loss for items that have been or may be challenged by taxing authorities. If U. S. Steel determines that tax-related items would not be considered uncertain tax positions or that items previously not considered to be potential uncertain tax positions could be considered potential tax uncertain tax positions (as a result of an audit, court case, tax ruling or other authoritative tax position), an adjustment to the liability would be recorded through income in the period such determination was made.
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
Subsequent to the CCAA filing, U. S. Steel's management has continued to assess the recoverability of the Company's retained interest in USSC. During 2015, management's estimate of the recoverable retained interest was updated as a result of economic conditions impacting the steel industry in North America such as lower prices, elevated levels of imports, the strength of the U.S. dollar and depressed steel company valuations as well as the uncertainty of the ultimate outcome of USSC’s CCAA filing. U. S. Steel’s recoverability involves uncertainties from economic and other events, including changes during the progression of the CCAA proceedings, which are beyond the control of U. S. Steel that could materially impact the recoverability of our retained interest at December 31, 2015.

Environmental Remediation – In the United States, U. S. Steel has been identified as a potentially responsible party (PRP) at 5 sites under CERCLA as of December 31, 2015. In addition, there are 4 sites related to U. S. Steel where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or to make any judgment as to the amount thereof. There are also 21 additional sites related to U. S. Steel where U. S. Steel may be liable for remediation costs under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of ongoing investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. See Note 25 to the Consolidated Financial Statements.
For discussion of relevant environmental items, see “Part I. Item 3. Legal Proceedings—Environmental Proceedings.”
At December 31, 2015, U. S. Steel recorded a net decrease of $17 million to our accrued balance for environmental matters for U.S. and international facilities. The decrease is primarily due to obligations settled related to environmental matters for U.S. and international facilities. The total accrual for such liabilities as of December 31, 2015 was $197 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in Note 18 to the Consolidated Financial Statements.
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

On September 16, 2014, USSC, a wholly owned subsidiary of U. S. Steel, applied for relief from its creditors pursuant to Canada’s Companies’ Creditors Arrangement Act (CCAA). As a result of USSC filing for CCAA protection (CCAA filing), U. S. Steel determined that USSC and its subsidiaries would be deconsolidated from U. S. Steel’s financial statements on a prospective basis effective as of the date of the CCAA filing. We recorded total non-cash charges of $392 million related to the write down of our retained interest and other charges in 2015 and $416 million in 2014 related to the deconsolidation of USSC.

The Flat-Rolled segment includes the operating results of U. S. Steel’s integrated steel plants and equity investees in the United States involved in the production of slabs, rounds, strip mill plates, sheets and tin mill products, as well as all iron ore and coke production facilities in the United States. These operations primarily serve North American customers in the service center, conversion, transportation (including automotive), construction, container, appliance and electrical markets. Flat-Rolled also supplies steel rounds and hot-rolled bands to Tubular. In the third quarter of 2015, the blast furnace and associated steelmaking operations, along with most of the flat-rolled finishing operations at Fairfield Works were shutdown. Therefore, Flat-Rolled is currently not supplying rounds to Tubular.

The Flat-Rolled segment information subsequent to September 16, 2014 does not include USSC. Transactions between U. S. Steel and USSC subsequent to USSC applying for relief from its creditors pursuant to the CCAA filing are treated as related party transactions.

Effective January 1, 2015, the Flat-Rolled segment was realigned to better serve customer needs through the creation of commercial entities to specifically address customers in the automotive, consumer, industrial, service center and mining market sectors.

Beginning January 1, 2016, the Flat-Rolled segment has been further streamlined and consolidated to consist of three commercial entities: automotive, consumer, which includes the packaging, appliance and construction industries, and the combined industrial, service center and mining commercial entities. This realignment will not affect the Company's reportable segments as they currently exist. For further information, see Item 1. "Business Strategy."

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

The Tubular segment includes the operating results of U. S. Steel’s tubular production facilities, primarily in the United States, and equity investees in the United States and Brazil. These operations produce and sell seamless and electric resistance welded (ERW) steel casing and tubing (commonly known as oil country tubular goods or OCTG), standard and line pipe and mechanical tubing and primarily serve customers in the oil, gas and petrochemical markets. Tubular’s annual production capability is 2.8 million tons and U. S. Steel is the largest domestic supplier of OCTG. U. S. Steel Tubular Products, Inc. (USSTP) is designing and developing a range of premium and semi-premium connections to address the growing needs for technical solutions to our end users' well site production challenges. USSTP also offers rig site services, which provides the technical expertise for proper installation of our tubular products and proprietary connections at the well site.

For further information, see Note 3 to the Consolidated Financial Statements.

Net Sales
Net Sales by Segment

(Dollars in millions, excluding intersegment sales)	2015	2014	2013
Flat-Rolled	$8,293	$11,708	$11,572
USSE	2,323	2,891	2,941
Tubular	898	2,772	2,772
Total sales from reportable segments	11,514	17,371	17,285
Other Businesses	60	136	139
Net sales	$11,574	$17,507	$17,424

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments is set forth in the following tables:

Year Ended December 31, 2015 versus Year Ended December 31, 2014

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Other	Net Change
Flat-Rolled	(21)%	(7)%	—%	—%	(1)%	(29)%
USSE	4%	(7)%	(1)%	(15)%	(1)%	(20)%
Tubular	(65)%	(2)%	1%	—%	(2)%	(68)%

(a)	Excludes intersegment sales

(b)	Foreign currency translation effects

The decrease in sales for the Flat-Rolled segment primarily reflected a decrease in shipments (decrease of 3,313 thousand net tons), which includes the deconsolidation of USSC (represents 1,532 thousand net tons, or 46%, of the total volume decrease) and lower average realized prices (decrease of $77 per net ton) as a result of market conditions, including high import levels, which has served to reduce shipment volumes and drastically depress both spot and contract prices. The decrease in sales for the USSE segment primarily reflected the strengthening of the U.S. dollar versus the euro in 2015 compared to 2014 (decrease of $0.22 in average exchange rate between the euro and the U.S. dollar) and lower average realized euro-based prices (decrease of €37 per net ton), partially offset by increased shipments (increase of 178 thousand net tons). The decrease in sales for the Tubular segment primarily reflected lower shipments (decrease of 1,151 thousand net tons) as a result of decreased drilling activity and continued high import levels and lower average realized prices (decrease of $74 per net ton).

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

Operating Expenses

Union profit-sharing costs

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Allocated to segment results	$—	$81	$31

Profit-based amounts per the agreements with the USW are calculated and paid on a quarterly basis as a percentage of consolidated EBIT (as defined in the agreements) based on 7.5 percent of profit between $10 and $50 per ton and 10 percent of profit above $50 per ton. Effective January 1, 2016, profit-based amounts per the agreements with the USW are calculated and paid on a quarterly basis as a percentage of consolidated EBIT (as defined in the agreements) based on 7.5 percent of profit between $10 and $50 per ton and 15 percent of profit above $50 per ton.

The amounts above represent profit-sharing amounts to active USW-represented employees (excluding employees of USSC subsequent to the deconsolidation of USSC) and are included in cost of sales on the Consolidated Statement of Operations.

Pension and other benefits costs

Defined benefit and multiemployer pension plan costs totaled $291 million in 2015, $337 million in 2014 and $396 million during 2013. Plan costs in 2015, 2014 and 2013 included $35 million, $29 million and $11 million of settlement and curtailment costs, respectively. In 2015, settlement and curtailment charges were primarily related to the shutdown of the Fairfield Flat-Rolled Operations. Excluding these costs, the $52 million decrease in expense from 2014 to 2015 is primarily due to the natural maturation of our pension plans, partially offset by a lower discount rate and a lower expected return on asset assumption. Excluding one-time costs, the $77 million decrease in expense from 2013 to 2014 is primarily due to the natural maturation of our pension plans, higher market related value of assets, an increase in the discount rate and the improvement to mortality. U. S. Steel calculates its market-related value of assets such that investment gains or losses as compared to expected returns are recognized over a three-year period. To the extent that deferred gains and losses on plan assets are not yet reflected in this calculated value, the amounts do not impact expected asset returns or the net actuarial gains or losses subject to amortization within the net periodic pension expense calculation. (See Note 17 to the Consolidated Financial Statements.)

In November 2015, pension stabilization legislation further extended a revised interest rate formula to be used to measure defined benefit pension obligations for calculating minimum annual contributions. The new interest rate formula results in higher interest rates for minimum funding calculations as compared to prior law over the next few years, which will improve the funded status of our main defined benefit pension plan and reduce minimum required contributions. U. S. Steel made voluntary contributions to our main U.S. defined benefit plan of $140 million in 2014 and for several prior years. U. S. Steel will monitor the status of the plan to determine when voluntary contributions may be prudent to mitigate potentially larger mandatory contributions in later years.

Costs related to defined contribution plans totaled $42 million during 2015, $45 million during 2014 and $47 million during 2013.

Other benefits (income)/costs, which are included in EBIT, totaled $(40) million in 2015, $(25) million in 2014 and $55 million in 2013. OPEB income in 2015 and 2014 included $4 million and $19 million of curtailment gains, respectively. Excluding the one-time costs, the $30 million increase in benefit from 2014 to 2015 is primarily due to the deconsolidation of USSC and the natural maturation of the plans. Excluding the one-time costs, the $61 million decrease in expense from 2013 to 2014 is primarily due to favorable claims cost experience, a higher market related value of assets, the natural maturation of the plan and the deconsolidation of USSC, partially offset by changes in mortality assumptions. For additional information on pensions and other benefits, see Note 17 to the Consolidated Financial Statements.

Selling, general and administrative expenses

Selling, general and administrative expenses were $415 million in 2015, $523 million in 2014 and $610 million in 2013. The decrease from 2014 to 2015 is primarily related to lower pension and other benefits costs, as discussed above, as well as lower expense for profit based payments. The decrease from 2013 to 2014 is primarily related to lower pension and other benefits costs, as discussed above.

Depreciation, depletion and amortization

Depreciation, depletion and amortization expenses were $547 million in 2015, $627 million in 2014 and $684 million in 2013. The decrease from 2014 to 2015 is primarily related to the write-off of assets due to the permanent shutdown of certain facilities. The decrease from 2013 to 2014 is primarily related to the deconsolidation of USSC.

Earnings from investees

Earnings from investees was $38 million in 2015, $142 million in 2014 and $40 million in 2013. The decrease from 2014 to 2015 is primarily related to a decrease in income from equity affiliates that produce iron ore pellets and cold-rolled and coated sheets, and tin mill products as well as an $18 million impairment charge for an equity investee. The increase from 2013 to 2014 is primarily related to an increase in income from equity affiliates that produce iron ore pellets and cold-rolled and coated sheets, and tin mill products. Additionally, the increase in 2014 is due to the discontinuation of equity method accounting and therefore, the absence of losses, due to the write-down of our investment in United Spiral Pipe, LLC in 2013.

Restructuring and Other Charges
As a result of lower steel prices, decreased demand for steel products and the continued high level of imports, during the year ended December 31, 2015, the Company recorded restructuring charges of $322 million, primarily related to the permanent shutdown of the Fairfield Flat-Rolled Operations and the cokemaking operations at Gary Works and Granite City Works, within our Flat-Rolled segment and headcount reductions across the Company. Cash payments were made related to severance and exit costs of $28 million. Favorable adjustments for changes in estimates on restructuring reserves were made for $21 million, primarily related to employee and environmental costs associated with the shutdown of our cokemaking operations at Gary Works and Granite City Works within our Flat-Rolled segment.

As a result of the acceleration of imports, rationalization of our production facilities and company wide headcount reductions, during the year ended December 31, 2014, the Company recorded severance related charges of $16 million, for additional headcount reductions related to our Canadian operations, within our Flat-Rolled segment; certain of our Tubular operations in Bellville, Texas and McKeesport, Pennsylvania within our Tubular segment; and our USSK operations within our USSE segment as well as headcount reductions principally within the Company’s corporate functions. The Company also recorded charges of $195 million and $37 million, related to the impairment of carbon alloy facilities and the write-off of pre-engineering costs associated with a proposed Keetac expansion, respectively, within our Flat-Rolled segment. Additionally, an asset impairment charge of $14 million was taken for certain of the Company's non-strategic assets that were designated as held for sale in our Other Businesses. Cash payments were made related to severance and exit costs of $16 million. Favorable adjustments for changes in estimates on and the removal of restructuring reserves as a result of the deconsolidation of USSC were made for $17 million within our Flat-Rolled segment.

During 2013, the Company implemented certain headcount reductions and production facility closures related to our iron and steelmaking facilities at Hamilton Works in Canada within our Flat-Rolled segment, barge operations related to Warrior and Gulf Navigation (WGN) in Alabama within our Other Businesses and administrative headcount reductions at our Hamilton Works and Lake Erie Works also in Canada within our Flat-Rolled segment. We closed our iron and steelmaking facilities at Hamilton Works effective December 31, 2013.
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
Management believes its actions with regards to the Company's operations will potentially impact the Company’s annual cash flows by approximately $325 million to $375 million over the course of subsequent annual periods as a result of decreased employee, maintenance and other facility costs, as well as eliminating the need for capital investment at the facilities. These actions will result in other non-cash savings of approximately $90 million, primarily related to reduced depreciation expense in future periods. Management does not believe there will be any significant impacts related to the Company’s revenues as a result of these actions.
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
As a result of the CCAA proceedings, U. S. Steel no longer has a controlling financial interest over USSC, as defined under ASC 810, Consolidation, and therefore has deconsolidated USSC’s financial position as of the end of the day on September 15, 2014. This resulted in a pretax loss on deconsolidation and other charges of $416 million, which includes approximately $20 million of professional fees in 2014. The pretax loss on deconsolidation includes the derecognition of the carrying amounts of USSC's assets and liabilities and accumulated other comprehensive loss that were previously consolidated in U. S. Steel's Consolidated Balance Sheet and the impact of recording the retained interest in USSC. Subsequent to the deconsolidation, U. S. Steel accounts for USSC using the cost method of accounting, which has been reflected as zero in U. S. Steel’s Consolidated Balance Sheet as of both December 31, 2015 and December 31, 2014, due to the negative equity associated with USSC’s underlying financial position. Net assets totaling $(1,716) million were deconsolidated as of the end of the day on September 15, 2014.
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

Earnings before interest and income taxes (EBIT) by Segment (a)

	Year Ended December 31,
(Dollars in Millions)	2015	2014	2013
Flat-Rolled (b)	$(237)	$709	$105
USSE	81	133	28
Tubular	(179)	261	190
Total earnings from reportable segments	(335)	1,103	323
Other Businesses	33	82	77
Reportable segments and Other Businesses EBIT	(302)	1,185	400
Items not allocated to segments:
Postretirement benefit expenses (b) (c)	(43)	(114)	(221)
Other items not allocated to segments:
Losses associated with U. S. Steel Canada Inc. (Notes 4 and 5)	(392)	(416)	—
Loss on shutdown of coke production facilities (d)	(153)	—	—
Granite City Works temporary idling charges	(99)	—	—
Loss on shutdown of Fairfield Flat-Rolled operations (d)(e)	(91)	—	—
Restructuring and other charges (d)	(78)	—	(248)
Postemployment benefit actuarial adjustment	(26)	—	—
Impairment of equity investment (Note 11)	(18)	—	—
Impairment of carbon alloy facilities (d)	—	(195)	—
Litigation reserves	—	(70)	—
Write-off of pre-engineering costs at Keetac (d)	—	(37)	—
Loss on assets held for sale (d)	—	(14)	—
Gain on sale of real estate assets	—	55	—
Curtailment gain	—	19	—
Impairment of goodwill	—	—	(1,806)
Environmental remediation charge	—	—	(32)
Write-off of equity investment	—	—	(16)
Supplier contract dispute settlement	—	—	23
Total EBIT	$(1,202)	$413	$(1,900)

(a)	See Note 3 to the Consolidated Financial Statements for reconciliations and other disclosures required by Accounting Standards Codification Topic 280.

(b)	Excludes the results of USSC beginning September 16, 2014 as a result of the CCAA filing. See Note 4 to the Consolidated Financial Statements.

(c)
Consists of the net periodic benefit cost elements, other than service cost and amortization of prior service cost for active employees, associated with our pension, retiree health care and life insurance benefit plans.

(d)	Included in Restructuring and other charges on the Consolidated Statements of Operations. See Note 24 to the Consolidated Financial Statements.

(e)
Fairfield Flat-Rolled Operations includes the blast furnace and associated steelmaking operations, along with most of the flat-rolled finishing operations at Fairfield Works. The slab and rounds casters remain operational and the #5 coating line continues to operate.

Gross Margin by Segment
(Flat-Rolled excludes the results of USSC beginning September 16, 2014)

	Year Ended December 31,
	2015	2014	2013
Flat-Rolled	2%	10%	7%
USSE	9%	10%	7%
Tubular	(6)%	14%	11%

Segment results for Flat-Rolled
(Excludes the results of USSC beginning September 16, 2014)

Average Realized Price Per Ton	Segment EBIT

The Flat-Rolled segment had a loss of $237 million for the year ended December 31, 2015 compared to earnings of $709 million for the year ended December 31, 2014. The decrease in Flat-Rolled results for 2015 compared to 2014 resulted from a decrease in average realized prices (approximately $890 million) as a result of continued import activity which has served to drastically depress both spot and contract prices, a decrease in shipment volumes and a loss in market share as a result of continued high import levels and competition from lower cost electric arc furnace (EAF) producers (approximately $210 million), higher repairs and maintenance costs, and other operating costs related to a reduction in our Mining activities (approximately $155 million), lower steel substrate sales to our Tubular segment (approximately $125 million) and lower income from our joint ventures (approximately $20 million). These changes were partially offset by lower raw materials costs (approximately $170 million), lower costs for profit based payments (approximately $160 million), and lower energy costs (approximately $115 million). Benefits of $647 million from our Carnegie Way efforts are included in the disclosed changes.

The Flat-Rolled segment had earnings of $709 million for the year ended December 31, 2014 compared to earnings of $105 million for the year ended December 31, 2013. The increase in Flat-Rolled results for 2014 compared to 2013 resulted from an increase in average realized prices (approximately $535 million), lower raw material costs (approximately $265 million), lower repairs and maintenance and other operating costs (approximately $75 million), higher income from our joint ventures (approximately $40 million), higher steel substrate sales to our Tubular segment (approximately $15 million) and the deconsolidation of USSC (approximately $10 million). These changes were partially offset by higher costs for profit based payments (approximately $140 million), increased energy costs, primarily due to higher natural gas costs (approximately $125 million) and a decrease in shipment volumes (approximately $70 million). Benefits of $390 million from our Carnegie Way efforts are included in the disclosed changes.

Gross margin for 2015 as compared to 2014 decreased as a result of lower production volumes resulting in operating inefficiencies and significant market price decreases associated with the continued surge of imported sheet products into the U.S. market playing a significant role in both of these factors.

Segment results for USSE

The USSE segment had earnings of $81 million for the year ended December 31, 2015 compared to earnings of $133 million for the year ended December 31, 2014. The decrease in USSE results in 2015 compared to 2014 was primarily due to lower average realized euro-based prices (approximately $200 million), the strengthening of the U.S. dollar versus the euro in 2015 compared to 2014 (approximately $165 million) and the absence of the favorable effects of a sale and swap of a portion of our emission credits during 2014 (approximately $15 million), partially offset by decreased raw materials costs (approximately $300 million), increased shipping volumes (approximately $15 million) and decreased energy costs (approximately $15 million). Benefits of $115 million from our Carnegie Way efforts are included in the disclosed changes.

The USSE segment had earnings of $133 million for the year ended December 31, 2014 compared to earnings of $28 million for the year ended December 31, 2013. The increase in USSE results in 2014 compared to 2013 was primarily due to lower raw material costs (approximately $180 million), decreased repairs and maintenance and other operating costs (approximately $30 million) and increased shipping volumes (approximately $10 million). These changes were partially offset by lower average realized euro-based prices (approximately $120 million). Benefits of $140 million from our Carnegie Way efforts are included in the disclosed changes.

Segment results for Tubular

The Tubular segment had a loss of $179 million for the year ended December 31, 2015 compared to earnings of $261 million for the year ended December 31, 2014. The decrease in Tubular results in 2015 as compared to 2014 resulted mainly from decreased shipment volumes (approximately $330 million), decreased average realized prices (approximately $80 million) as a result of reduced drilling activity caused by low energy prices and continued high import levels and operating cost inefficiencies primarily due to reduced production levels (approximately $55 million). These decreases were partially offset by lower raw materials costs (approximately $25 million). Benefits of $44 million from our Carnegie Way efforts are included in the disclosed changes.

The Tubular segment had earnings of $261 million for the year ended December 31, 2014 compared to earnings of $190 million for the year ended December 31, 2013. The increase in Tubular results in 2014 as compared to 2013 resulted mainly from decreased repairs and maintenance and other operating costs (approximately $75 million) and increased average realized prices (approximately $20 million). These increases were partially offset by higher costs for employee profit sharing (approximately $15 million). Benefits of $40 million from our Carnegie Way efforts are included in the disclosed changes.

Gross margin for 2015 as compared to 2014 decreased as a result of production cost inefficiencies driven by the decrease in shipments.

Results for Other Businesses

Other Businesses had earnings of $33 million, $82 million and $77 million for 2015, 2014 and 2013, respectively. Benefits of $9 million and $5 million from our Carnegie Way efforts are included in the 2015 and 2014 results, respectively.

Items not allocated to segments:

The decrease in postretirement benefit expense in 2015 as compared to 2014 resulted from lower pension and retiree medical expenses as a result of the natural maturation of our pension plans and the deconsolidation of USSC, partially offset by a lower discount rate and expected return on asset assumption. The decrease in expense in 2014 as compared to 2013 resulted from lower pension and retiree medical expenses as a result of a higher discount rate and better claims cost experience.
We recorded a $392 million loss associated with USSC in 2015 as a result of a change in our assessment of the recoverability of the Company's retained interest in USSC and other charges. We recorded $416 million of non-cash, pretax charges associated with the deconsolidation of USSC during 2014 after its CCAA filing (see Note 4).
We recorded a $153 million loss on shutdown of coke production facilities during 2015 as a result of the permanent closure of our Gary Works and Granite City Works coke facilities.
We recorded $99 million of Granite City Work temporary idling charges during 2015.
We recorded a $91 million loss on shutdown of Fairfield Flat-Rolled Operations during 2015 as a result of the permanent closure of the blast furnace and associated steelmaking operations, along with most of the flat-rolled finishing operations.
We recorded $78 million in restructuring and other charges in 2015 as a result of further actions to adjust our operational footprint. We recorded restructuring and other charges of $248 million during 2013 related primarily to accelerated depreciation and severance charges as a result of the shutdown of the iron and steelmaking facilities at Hamilton Works.
We recorded a $26 million postemployment benefit actuarial adjustment in 2015 related to workers' compensation and black lung benefit obligations.
We recorded an $18 million impairment of equity investment during 2015 as a result of an other than temporary impairment of an equity investment.
We recorded a $195 million carbon alloy facilities impairment charge during 2014.
We recorded a loss of $70 million related to litigation reserves during 2014 for the Company's ongoing litigation matters.
We recorded a $37 million charge during 2014 to write-off pre-engineering costs since we have decided not to pursue an expansion of our Keetac iron ore pellet operations.
We recorded a $14 million loss on assets held for sale during 2014 related to the write-down of non-strategic Corporate assets.
We recorded a $55 million gain on the sale of real estate assets during 2014 consisting of surface rights and mineral royalty revenue streams in the state of Alabama.
We recorded a curtailment gain of $19 million for other benefit plans in 2014 associated with the elimination of non-union retiree medical coverage after 2017.

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

We recorded a $23 million favorable settlement in 2013 related to a supplier contract dispute settlement.

Net Interest and Other Financial Costs

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Interest income	$(3)	$(12)	$(3)
Interest expense	214	234	266
Loss on debt extinguishment	36	—	—
Other financial costs	10	21	69
Net interest and other financial costs	$257	$243	$332

The increase in net interest and other financial costs from 2014 to 2015 is primarily due to a $36 million charge related to the retirement of the 2.75% Senior Convertible Notes due 2019 partially offset by the redemption of the 4.00% Senior Convertible Notes due May 15, 2014.
The decrease in net interest and other financial costs from 2013 to 2014 is primarily due to the absence of a $34 million charge that was recorded in 2013 related to the repurchases of a portion of the 2014 Senior Convertible Notes and the 2013 charge of $22 million related to a guarantee of an unconsolidated equity investment. The remaining principal amount on the 2014 Senior Convertible Notes was redeemed in May 2014 which also reduced interest expense for 2014.

For additional information on U. S. Steel’s foreign currency exchange activity see Note 15 to the Consolidated Financial Statements and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk.”

Income Taxes

The income tax provision for the year ended December 31, 2015 was $183 million compared to an income tax provision of $68 million in 2014 and an income tax benefit of $587 million in 2013. The tax provision in 2015 does not reflect any tax benefits in the U.S. as a valuation allowance was recorded against the net domestic deferred tax asset (excluding a deferred tax liability related to an asset with an indefinite life). Included in the 2015 tax provision is a tax benefit of $31 million relating to adjustments to tax reserves related to the conclusion of certain audits. The tax provision (benefit) in 2014 and 2013 does not reflect any tax benefit for pretax losses in Canada, which was deconsolidated as of the end of the day on September 15, 2014, as this is a jurisdiction where we had recorded a full valuation allowance on deferred tax assets. Included in the 2014 tax provision is a benefit of $32 million related to the loss on deconsolidation of USSC and other charges. The tax benefit for 2013 also differs from the domestic statutory rate of 35 percent due to tax accounting impacts related to items reported in other comprehensive income.

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

The net domestic deferred tax liability was $29 million at December 31, 2015, net of an established valuation allowance of $804 million, compared to a net domestic deferred tax asset of $318 million at December 31, 2014. The decrease in the net domestic deferred tax asset from 2014 to 2015 was primarily due to the valuation allowance that was recorded in 2015.

At December 31, 2015, the net foreign deferred tax asset was $15 million, net of an established valuation allowance of $4 million. At December 31, 2014, the net foreign deferred tax asset was $29 million, net of an established valuation allowance of $5 million. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro.

The Canadian deferred tax asset and the related valuation allowance were deconsolidated from U. S. Steel's balance sheet as of the end of the day on September 15, 2014.

For further information on income taxes see Note 10 to the Consolidated Financial Statements.

Net income/(loss) attributable to U. S. Steel

Net loss attributable to U. S. Steel in 2015 was $(1,642) million compared to net income of $102 million in 2014 and a net loss of $1,645 million in 2013, respectively. The changes primarily reflected the factors discussed above.

Financial Condition, Cash Flows and Liquidity

Financial Condition

Accounts receivable decreased by $879 million from December 31, 2014 primarily due to depressed pricing as a result of weak market conditions.

Inventories decreased by $422 million from December 31, 2014 primarily due to decreased operating levels as a result of decreased sales activity.

Long-term receivables from related parties decreased by $362 million from December 31, 2014 primarily as a result of a change in our assessment of the recoverability of the Company's retained interest in USSC.

Property, plant and equipment decreased by $163 million from December 31, 2014 primarily due to fixed asset impairment charges related to the shutdown of coke facilities at Gary Works and Granite City Works and the shutdown of the majority of the Fairfield Flat-Rolled Operations.

Accounts payable and other accrued liabilities decreased by $509 million from year-end 2014 primarily as a result of decreased production levels.

Payroll and benefits payable decreased by $541 million from year-end 2014 primarily as a result of decreased contributions to the employee benefit plans and profit-based incentive payments related to 2014 financial performance that were paid in 2015. There were minimal profit-based liabilities for 2015.

Short-term debt and current maturities of long-term debt decreased by $333 million from year-end 2014 primarily as a result of the retirement of the 2019 Senior Convertible Notes along with scheduled repayments of certain environmental revenue bonds. See Note 16.

Total deferred income tax benefits and liabilities decreased by $361 million from December 31, 2014 due to the movement in deferred taxes and the associated valuation allowance that was recorded in 2015, as well as the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. See Notes 2 and 10 to the Consolidated Financial Statements.

Cash Flows

Net cash provided by operating activities was $359 million in 2015 compared to $1,553 million in 2014 and $405 million in 2013. The decrease in 2015 compared to 2014 is primarily due to lower financial results. The decrease was partially offset by working capital improvements period over period, the reimbursement from our trust for represented retiree health care and life insurance benefits (VEBA) for payment of represented retiree health care and retiree life claims and the absence of a $140 million contribution to the defined benefit pension plan. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.

Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31,
	2015	2014
Accounts Receivable Turnover	7.7	9.0
Inventory Turnover	4.9	6.0

Net cash provided by operating activities for 2015, 2014 and 2013 reflects employee benefits payments as shown in the following table.

Employee Benefits Payments

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Voluntary contributions to main defined benefit pension plan(a)	$—	$140	$145
Required contributions to other defined benefit pension plans	—	47	82
Other employee benefits payments not funded by trusts	75	198	137
Contributions to trusts for retiree health care and life insurance	10	—	10
Payments to a multiemployer pension plan	66	73	74
Pension related payments not funded by trusts	38	87	30
Reductions in cash flows from operating activities	$189	$545	$478

(a)	Includes a contribution in 2013 related to the payment of Pension Benefit Guarantee Corporation (PBGC) fees.

Capital expenditures in 2015 were $500 million compared to $480 million in 2014 and $468 million in 2013.

2015 Capital Spending
Flat-Rolled capital expenditures were $280 million and included spending for the Granite City Works No. 1 Caster replacement, the ongoing implementation of an enterprise resource planning (ERP) system, No. 1 Caster upgrade at Gary Works, pickle line replacement at Great Lakes Works, blast furnace maintenance at Granite City Works, and various other infrastructure, environmental and strategic projects. Tubular capital expenditures of $102 million related to the EAF and coupling facilities as well as various other infrastructure and strategic capital projects. USSE capital expenditures of $110 million consisted of spending for infrastructure and environmental projects.

2014 Capital Spending
Flat-Rolled capital expenditures were $322 million and included spending for the ongoing implementation of an enterprise resource planning (ERP) system, the Granite City Works Steel Shop Tap and Charging Emission Control System, a blast furnace reline at Mon Valley Works, blast furnace projects at Granite City and Great Lakes Works and various other infrastructure, environmental and strategic projects. Tubular capital expenditures of $76 million related to an upgrade to the Lorain No. 4 Seamless Hot Mill, the Offshore Operations Houston Test Lab and various other infrastructure and strategic capital projects. USSE capital expenditures of $74 million consisted of spending for infrastructure and environmental projects.

2013 Capital Spending
Flat-Rolled capital expenditures were $340 million and included spending for construction of carbon alloy facilities at Gary Works, a major rehabilitation of the No. 8 Blast Furnace at Gary Works, ongoing implementation of an ERP system and various other infrastructure and environmental projects. Tubular capital expenditures of $69 million related to an upgrade to the Lorain No. 4 Seamless Hot Mill, infrastructure, environmental and strategic capital projects. USSE capital expenditures of $40 million consisted of spending for infrastructure and environmental projects.

Capital spending amounts for 2014 and 2013 have been revised to correct a prior period error that resulted in an increase in capital expenditures of $61 million and a decrease in capital expenditures of $9 million, respectively.

U. S. Steel’s contract commitments to acquire property, plant and equipment at December 31, 2015, totaled $253 million.

Capital expenditures for 2016 are expected to total approximately $350 million and remain focused largely on strategic, infrastructure and environmental projects.
We are continuing our efforts to implement an ERP system to replace our existing information technology systems, which will enable us to operate more efficiently. The completion of the ERP project is expected to provide further opportunities to streamline, standardize and centralize business processes in order to maximize cost effectiveness, efficiency and control across our global operations. We implemented our ERP system at Mon Valley Works in 2012, Gary Works in 2013 and Granite City Works and Great Lakes Works in 2014, and Texas Operations in 2015. We plan to implement our ERP system at Fairfield Tubular and Lorain Tubular in 2016.
We are also currently developing projects within our Flat-Rolled, USSE and Tubular segments, such as facility enhancements, advanced high strength steels and additional premium connections that will further improve our ability to support our customers’ evolving needs and increase our value added product capabilities.

With reduced pricing for iron ore, management is considering its options with respect to the Company's iron ore position in the United States. The Company is also exploring opportunities related to the availability of reasonably priced natural gas as an alternative to coke in the iron reduction process to improve our cost competitiveness, while reducing our dependence on coal and coke. After receiving the necessary authorizations from the Jefferson County Department of Health and the Alabama Department of Environmental Management for the Fairfield EAF project, construction began in the second quarter of 2015, but due to challenging market conditions resulting from depressed oil prices and reduced oil rig counts, the construction of the Fairfield EAF has been delayed until market conditions improve.

Acquisitions in 2015 reflects the purchase of the 50 percent joint venture interest in Double Eagle Steel Coating Company not already owned by U. S. Steel.

Disposal of assets in 2014 primarily reflects proceeds from transactions to sell and swap a portion of the emissions allowances at USSK, as well as the sale of certain non-strategic assets.

Restricted cash in 2015 and 2014 reflects the use of restricted cash for qualified environmental capital projects. These proceeds are restricted for environmental capital projects at Gary Works, our Clairton Plant and Granite City Works and become unrestricted as capital expenditures for these projects are made. At December 31, 2015, there was no restricted cash. At December 31, 2014, $12 million of this restricted cash remained. Restricted cash in 2013 reflects a reduction in the use of cash collateralized letters of credit, which were replaced with surety bonds or transferred to our Receivables Purchase Agreement, as well as the use of proceeds from our environmental revenue bonds due 2042.

Issuance of long-term debt, net of financing costs in 2013 reflects the issuance of $316 million of 2.75% Senior Convertible Notes due 2019 and $275 million of 6.875% Senior Notes due 2021. U. S. Steel received net proceeds of $575 million after fees related to the underwriting discounts and third party expenses. See “Liquidity.”

Repayment of long-term debt in 2015 reflects the retirement of the $316 million principal amount of the 2019 Senior Convertible Notes along with scheduled repayments of certain environmental revenue bonds. Repayment of long-term debt in 2014 reflects the redemption of the remaining $322 million principal amount of our 2014 Senior Convertible Notes. The aggregate price, including accrued and unpaid interest, for the 2014 Senior Convertible Notes redeemed was approximately $327 million and the redemptions were paid with cash. Repayment of long-term debt in 2013 reflects the repurchase of $542 million aggregate principal amount of our 2014 Senior Convertible Notes. See “Liquidity.”

For all four quarters in 2015, 2014 and 2013, dividends paid per share of U. S. Steel common stock was $0.05.

Liquidity

The following table summarizes U. S. Steel’s liquidity as of December 31, 2015:

(Dollars in millions)
Cash and cash equivalents	$755
Amount available under $1.5 Billion Credit Facility (a)	1,350
Amounts available under USSK credit facilities	270
Total estimated liquidity	$2,375
(a) U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 when availability under the Third Amended and Restated Credit Agreement is less than the greater of 10 percent of the total aggregate commitments or $150 million. Since availability was greater than $150 million, compliance with the fixed charge coverage ratio covenant was not required. Based on the most recent four quarters as of December 31, 2015, we would not meet this covenant. If the value of our inventory and trade accounts receivable do not support the full amount of the facility or we are not able to meet this covenant in the future, the full amount of this facility would not be available to the Company.

We ended 2015 with $755 million of cash and cash equivalents and total liquidity of $2.4 billion. As of December 31, 2015, $277 million of the total cash and cash equivalents was held by our foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations. See Note 10 to the Consolidated Financial Statements.

On July 27, 2015, the Company entered into a five-year Third Amended and Restated Credit Agreement (Third Amended and Restated Credit Agreement) replacing the Company's $875 million credit facility agreement (Amended Credit Agreement), and concurrently terminated the Receivables Purchase Agreement. The Third Amended and Restated Credit Agreement increases the amount of the facility to $1.5 billion. As of December 31, 2015, there were no amounts drawn on the Third Amended and Restated Credit Agreement and inventory and trade receivables amounts less specified reserves calculated in accordance with the Third Amended and Restated Credit Agreement supported the full availability of the facility. Maturity may be accelerated 91 days prior to the stated maturity of any outstanding senior debt if excess cash and credit facility availability do not meet the liquidity conditions set forth in the Third Amended and Restated Credit Agreement. Borrowings are secured by liens on certain domestic inventory and trade accounts receivable. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 when availability under the Third Amended and Restated Credit Agreement is less than the greater of 10 percent of the total aggregate commitments or $150 million. Since availability was greater than $150 million, compliance with the fixed charge coverage ratio covenant was not required. Based on the most recent four quarters as of December 31, 2015, we would not meet this covenant. If the value of our inventory and trade accounts receivable do not support the full amount of the facility or we are not able to meet this covenant in the future, the full amount of this facility would not be available to the Company. At December 31, 2015, we had approximately $1.4 billion of availability under this facility.
The Third Amended and Restated Credit Agreement provides for borrowings at interest rates based on defined, short-term market rates plus a spread based on availability and includes other customary terms and conditions including restrictions on our ability to create certain liens and to consolidate, merge or transfer all, or substantially all, of our assets. The Third Amended and Restated Credit Agreement expires in July 2020. As of February 24, 2016, the Company entered into an amendment to the Third Amended and Restated Credit Agreement that updated certain definitions within the Third Amended and Restated Credit Agreement to conform with the definitions of similar terms used in the Corporation’s outstanding indentures. Additionally, the Amendment increases the threshold for incurrence of additional secured debt from 10% to 15% of Consolidated Net Tangible Assets.
At both December 31, 2015 and 2014, USSK had no borrowings under its €200 million (approximately $218 million and $244 million, respectively) unsecured revolving credit facility. The Credit Agreement contains certain USSK financial covenants (as further defined in the Credit Agreement) as well as other customary terms and conditions. The Credit Agreement expires in July 2016. USSK has renegotiated the €200 million unsecured revolving credit facility. See Note 26 to the Consolidated Financial Statements.
USSK had a €20 million unsecured revolving credit facility that expired in December 2015, which was replaced with a €40 million unsecured revolving credit facility that expires in December 2018. In addition, USSK has a €10 million unsecured credit facility that expires in December 2016. At December 31, 2015, USSK had no borrowings under its

€40 million and €10 million unsecured credit facilities (collectively approximately $55 million) and the availability was approximately $52 million due to approximately $3 million of customs and other guarantees outstanding. At December 31, 2014, USSK had no borrowings under its €20 million and €10 million unsecured credit facilities (collectively approximately $36 million) and the availability was approximately $33 million due to approximately $3 million of customs and other guarantees outstanding.

We may from time to time seek to retire or purchase our outstanding long-term debt in open market purchases, privately negotiated transactions, exchange transactions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors and may be commenced or suspended at any time. The amounts involved may be material.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $158 million of liquidity sources for financial assurance purposes as of December 31, 2015. Increases in certain of these commitments which use collateral are reflected in restricted cash on the Consolidated Statement of Cash Flows.

At December 31, 2015, in the event of a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,575 million as of December 31, 2015 (including the Senior Notes) may be declared due and payable; (b) the Third Amended and Restated Credit Agreement and USSK’s €200 million revolving credit agreement may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield slab caster for $32 million or provide a cash collateralized letter of credit to secure the remaining obligation.

U. S. Steel is the lessee of a slab caster at Fairfield Works in Alabama. In December 2012, U. S. Steel exercised an option to renew the lease for a nine year term and purchase the facility at the expiration of the renewal period in June 2022.

The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $4 million at December 31, 2015. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

The 2015 Labor Agreements restructured prior contractual obligations that required U. S. Steel to make $235 million in cash contributions to the VEBA trust fund. These funds will now be used to help keep healthcare affordable for our retirees.

The following table summarizes U. S. Steel’s contractual obligations at December 31, 2015, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

(Dollars in millions)
				Payments Due by Period
Contractual Obligations	Total		2016	2017 through 2018		2019 through 2020		Beyond 2020
Long-term debt (including interest) and capital leases(a)	$4,766		$270	$1,368		$938		$2,190
Operating leases(b)	248		85	114		23		26
Contractual purchase commitments(c)	7,101		3,700	1,191		694		1,516
Capital commitments(d)	253		160	93		—		—
Environmental commitments(d)	197		14	—		—		183	(e)
Steelworkers Pension Trust	328	(f)	63	128	(f)	137	(f)	—	(f)
Pensions(g)	601		—	—		94		507
Other benefits	299	(h)	62	122		115		—	(h)
Unrecognized tax positions	74		—	—		—		74	(e)
Total contractual obligations	$13,867		$4,354	$3,016		$2,001		$4,496

(a)	See Note 16 to the Consolidated Financial Statements.

(b)	See Note 23 to the Consolidated Financial Statements. Amounts exclude subleases.

(c)
Reflects contractual purchase commitments under purchase orders and “take or pay” arrangements. “Take or pay” arrangements are primarily for purchases of gases and certain energy and utility services. Additionally, includes coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (See Note 25 to the Consolidated Financial Statements).

(d)	See Note 25 to the Consolidated Financial Statements.

(e)	Timing of potential cash flows is not reasonably determinable.

(f)
While it is difficult to make a prediction of cash requirements beyond the term of the 2015 Labor Agreements with the USW, which expire on September 1, 2018, projected amounts shown through 2019 assume that the current $2.65 contribution rate per hour will apply.

(g)
Projections are estimates of the minimum required contributions to the main domestic defined benefit pension plan which have been estimated assuming future asset performance consistent with our expected long-term earnings rate assumption, no voluntary contributions during the periods, and that the current low interest rate environment persists. Projections include the impacts of the November 2015 pension stabilization legislation, which further extended a revised interest rate formula to be used in calculating minimum required annual contributions. The legislation also increased the contribution rate of future PBGC premiums. After 2020, payments represent minimum contributions that may be needed over the next 5 years, and which would fully fund the plan.

(h)
The amounts reflect corporate cash outlays for expected benefit payments to be paid by the Company. Under the 2015 Labor Agreement, previously required contributions to the USW VEBA trust have been eliminated (See Note 17 to the Consolidated Financial Statements). The accuracy of this forecast of future cash flows depends on future medical health care escalation rates and restrictions related to our trusts for retiree healthcare and life insurance that impact the timing of the use of trust assets. Projected amounts have been reduced to reflect withdrawals from the USW VEBA trust available under its agreements with the USW. Due to these factors, it is not possible to reliably estimate cash requirements beyond five years and actual amounts experienced may differ significantly from those shown.

Contingent lease payments have been excluded from the above table. Contingent lease payments relate to operating lease agreements that include a floating rental charge, which is associated to a variable component. Future contingent lease payments are not determinable to any degree of certainty. U. S. Steel’s annual incurred contingent lease expense is disclosed in Note 23 to the Consolidated Financial Statements. Additionally, recorded liabilities related to deferred income taxes and other liabilities that may have an impact on liquidity and cash flow in future periods, disclosed in Note 10 to the Consolidated Financial Statements, are excluded from the above table.

U. S. Steel made voluntary contributions to our main U.S. defined benefit plan of $140 million in 2014. U. S. Steel will monitor the status of the plan to determine when voluntary contributions may be prudent in order to mitigate potentially larger mandatory contributions in later years. The funded status of U. S. Steel’s pension plans is disclosed in Note 17 to the Consolidated Financial Statements.

The following table summarizes U. S. Steel’s commercial commitments at December 31, 2015, and the effect such commitments could have on our liquidity and cash flows in future periods.

(Dollars in millions)
		Scheduled Reductions by Period
Commercial Commitments	Total	2016	2017 through 2018	2019 through 2020	Beyond 2020
Standby letters of credit(a)	$62	$52	$1	$—	$9	(b)
Surety bonds(a)	65	—	—	—	65	(b)
Funded Trusts(a)	31	—	—	—	31	(b)
Total commercial commitments	$158	$52	$1	$—	$105

(a)	Reflects a commitment or guarantee for which future cash outflow is not considered likely.

(b)	Timing of potential cash outflows is not determinable.

Our major cash requirements in 2016 are expected to be for capital expenditures, employee benefits and operating costs, including purchases of raw materials. We ended 2015 with $755 million of cash and cash equivalents and $2.4 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.

U. S. Steel management believes that U. S. Steel’s liquidity will be adequate to satisfy our obligations for the foreseeable future, including obligations to complete currently authorized capital spending programs. Future requirements for U. S. Steel’s business needs, including the funding of acquisitions and capital expenditures, scheduled debt maturities, including $450 million of principal 2017 Senior Notes due in June 2017, repurchase of debt, share buybacks, contributions to employee benefit plans, and any amounts that may ultimately be paid in connection with contingencies, are expected to be funded by a combination of internally generated funds (including asset sales), proceeds from the sale of stock, borrowings, refinancings and other external financing sources.

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

U. S. Steel’s other off-balance sheet arrangements include guarantees, indemnifications, unconditional purchase obligations, surety bonds, trusts and letters of credit disclosed in Note 25 to the Consolidated Financial Statements as well as operating leases disclosed in Note 23 to the Consolidated Financial Statements.

Derivative Instruments

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for discussion of derivative instruments and associated market risk for U. S. Steel.

International Trade

In an effort to stem the increased flow of unfairly traded corrosion-resistant (CORE), cold-rolled, and hot-rolled products into the U.S. market, U. S. Steel, along with other steel producers, filed a series of three petitions with the Department of Commerce (Commerce) and the U.S. International Trade Commission (USITC).

On June 3, 2015, U. S. Steel launched the first case against China, India, Italy, South Korea, and Taiwan. The petitions allege that unfairly traded imports of corrosion-resistant steel from the subject countries are causing material injury to the domestic industry and that significant subsidies have been provided to producers by the governments of those countries. The petitions also allege that foreign producers benefit from numerous countervailable subsidies. On July 16, 2015, the USITC determined that there is a reasonable indication that the U.S. industry is threatened with material injury by reason of imports of CORE steel products from the subject countries. All six USITC Commissioners voted in the affirmative. Commerce made preliminary affirmative determinations in the countervailing duty (CVD) and antidumping (AD) investigations of imports of CORE products from China, India, Italy, and South Korea. Commerce made a negative preliminary determination in the AD and CVD investigations of imports of CORE products from Taiwan. The investigations are on-going and are expected to be finalized in the summer of 2016.

On July 28, 2015, U. S. Steel, joined by other major U.S. steel companies, filed a second case. The petitions charged that unfairly-traded imports of cold-rolled steel products from Brazil, China, India, Japan, South Korea, the Netherlands, Russia, and the United Kingdom are causing material injury to the domestic industry. The petitions further allege that producers in each of the eight countries are dumping cold-rolled steel in the U.S. market and that the foreign producers in Brazil, China, India, South Korea, and Russia benefit from numerous countervailable subsidies. On September 10, 2015, the USITC determined that there was a reasonable indication that the U.S. industry is materially injured or threatened with material injury by reason of imports of cold-rolled steel products from Brazil, China, India, Japan, South Korea, Russia, and the United Kingdom, which are being sold in the United States at less than fair value and subsidized by the governments of Brazil, China, India, South Korea, and Russia. The USITC further determined that imports of cold-rolled steel products from the Netherlands were negligible. On December 16, 2015, Commerce announced its affirmative preliminary determinations in the countervailing investigations concerning imports of cold-rolled steel products from Brazil, China, India, and Russia. Commerce made a negative preliminary determination in the CVD investigation of imports of cold-rolled steel products from South Korea. In early 2016, Commerce is expected to make its preliminary AD determinations.

Finally, on August 11, 2015, U. S. Steel and five other domestic steel producers filed petitions for the imposition of duties on hot-rolled coil from Australia, Brazil, Japan, South Korea, the Netherlands, Turkey, and the United Kingdom, on the basis that foreign producers are selling hot-rolled steel in the United States at a price that is below that producer's sales price in the country of origin, or at a price that is lower than the producer’s cost of production and that steel manufacturers in Brazil, Turkey, and South Korea benefit from various subsidies. On September 24, 2015, the USITC determined that there is a reasonable indication that the U.S. industry is materially injured by reason of imports of hot-rolled steel products from Australia, Brazil, Japan, South Korea, the Netherlands, Turkey, and the United Kingdom. On January 11, 2016, Commerce announced its affirmative preliminary determinations in the countervailing duty investigation of imports of hot-rolled steel from Brazil, and its negative preliminary determinations in the CVD investigations of imports of hot-rolled steel products from South Korea and Turkey. Commerce’s preliminary AD determination will be issued in early March 2016.

In addition to the recent case filings, U. S. Steel is actively defending appeals. In the 2013 AD and CVD case against OCTG producers from India, South Korea, Taiwan, Turkey, Ukraine, and Vietnam, Commerce issued AD orders against said countries and CVD orders against India and Turkey. The respondents filed appeals with the Court of International Trade (CIT). At present, U. S. Steel is involved in several appeals filed at the CIT from the OCTG determinations. In addition to defending on-going appeals, U. S. Steel, and other domestic producers, filed joint requests for administrative reviews in the several OCTG investigations. Administrative reviews allow interested parties to request that Commerce review the status of and compliance with the previously instituted countervailable subsidy or dumping margins to ensure that foreign producers are fully complying with said orders. Finally, AD and CVD orders are generally subject to "sunset" reviews every five years and U. S. Steel actively participates in such review proceedings. U. S. Steel continues to be actively engaged in relevant, pending sunset reviews before the USITC and Commerce.

While U. S. Steel initiates actions in its home market, our subsidiaries in other markets are not exempt from review. On January 28, 2015, the Turkish Ministry of Economy launched an AD probe on imports of Hot-Rolled Coil (HRC) from China, Japan, France, Russia, Ukraine, Romania, and Slovakia, which implicated exports from U. S. Steel Košice (USSK) to Turkey. U. S. Steel supported USSK in a vigorous defense in Ankara against Turkey's dumping allegations. While the Turkish Ministry of Economy imposed transitional measures on imports of HRC from Slovakia, U. S. Steel believes it has a strong case against the allegations raised by Turkey and continues to engage Turkish authorities through both legal and diplomatic means. U. S. Steel strongly believes that imports of HRC from Slovakia did not injure the domestic HRC producers in Turkey.

In Europe, USSK is also participating in and cooperating with the European Commission’s (EC) dumping action concerning hot-rolled steel flat products from China, which was filed on December 23, 2015. The European Union (EU) estimates that approximately 8,500 jobs are at risk, indicating the gravity of the current threat facing the EU hot-rolled industry.

Additionally, USSK is actively participating in the EC’s investigation concerning cold-rolled steel flat products from China and Russia. The complaint was lodged in April 2015 by Eurofer on behalf of a select number of European steel producers, including USSK. USSK submitted information for use in the EU’s verification process. The EU case handlers confirmed that the information submitted by USSK was correct and complete. On February 12, 2016, the EC instituted provisional measures for cold-rolled coil from Russia and China. By August 2016, the EU Commission will determine whether definitive measures will be imposed against China and Russia.

U. S. Steel also remains active in the ongoing disputes before the World Trade Organization (WTO). At the end of 2014, South Korea filed a separate action with the WTO challenging the OCTG ruling. While U. S. Steel strongly believes that all of the imports in question were traded unfairly, and that relief is fully justified under United States law, the outcome of the appeals remains uncertain. In addition to this dispute, there are several recent decisions and ongoing cases at the WTO that could have adverse impacts on the effectiveness of trade remedy laws in North America. The first is a challenge by India on U.S. countervailing measures on hot-rolled steel that will affect the practice of crosscumulation by the USITC in parallel AD and CVD petitions. The second case concerns China’s challenge of countervailing duties imposed by the United States on certain products from China. If successful, the challenge by China could have implications for a number of important policy and trade issues.

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

Environmental Matters
Some of U. S. Steel’s facilities were in operation before 1900. Although management believes that U. S. Steel’s environmental practices have either led the industry or at least been consistent with prevailing industry practices, hazardous materials may have been released at current or former operating sites or delivered to sites operated by third parties.
Our U.S. facilities are subject to environmental laws applicable in the U.S., including the Clean Air Act (CAA), the Clean Water Act (CWA), the Resource Conservation and Recovery Act (RCRA) and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), as well as state and local laws and regulations.
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
USSK is subject to the environmental laws of Slovakia and the European Union (EU). An EU law commonly known as Registration, Evaluation, Authorization and Restriction of Chemicals, Regulation 1907/2006 (REACH) requires the registration of certain substances produced in or imported into the EU, and applying for authorization to continue use where replacement of certain substances is not possible or feasible. In some cases replacements for substances currently used in our operations will have to be implemented. We are also beginning the process of seeking authorization for continued use of these substances until viable alternatives can be proved and implemented. March 21, 2016, is the deadline for filing an Application for Authorization to be permitted to continue using hexavalent chromium substances until suitable alternatives can be identified. The authorization will be for four years, after which time replacement substances must be employed. Efforts are ongoing to identify, test and prove the feasibility of replacement substances. Although USSK is currently compliant with REACH, efforts to remain compliant will require capital investment and increased operational costs. We cannot reliably estimate the potential cost of complying with these measures at this time. For further discussion of laws applicable in Slovakia and the EU and their impact on USSK, see Note 25 to the Consolidated Financial Statements, "Contingencies and Commitments – Environmental Matters – EU Environmental Requirements."
In the future, compliance with EU CO2 emission requirements for USSK may include substantial costs for emission allowances, restriction of production and higher prices for coking coal, natural gas and electricity generated by carbon based systems. U. S. Steel is also responsible for remediation costs related to former and present operating locations and disposal of environmentally sensitive materials. For further discussion of CO2 emission requirements and remediation, see "Part I, Item 1. Business - Environmental Matters," "Part I, Item 3. Legal Proceedings - Environmental Proceedings" and Note 25 to the Consolidated Financial Statements, "Contingencies and Commitments - Environmental Matters - European Union (EU) Environmental Requirements."

U. S. Steel’s environmental expenditures were as follows:

(Dollars in millions)
	2015	2014	2013
North America:
Capital	$16	$47	$51
Compliance
Operating & maintenance	226	303	322
Remediation(a)	12	22	56
Total North America	$254	$372	$429
USSE:
Capital	$80	$36	$13
Compliance
Operating & maintenance	12	14	16
Remediation(a)	8	8	9
Total USSE	$100	$58	$38
Total U. S. Steel	$354	$430	$467

(a)	These amounts include spending charged against remediation reserves, net of recoveries where permissible, but do not include non-cash provisions recorded for environmental remediation.

U. S. Steel’s environmental capital expenditures accounted for 19 percent of total capital expenditures in 2015, 20 percent in 2014 and 13 percent in 2013.

Environmental compliance expenditures represented two percent of U. S. Steel's total costs and expenses in 2015, two percent in 2014 and three percent of U. S. Steel’s total costs and expenses in 2013. Remediation spending during 2013 through 2015 was mainly related to remediation activities at former and present operating locations.

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

For discussion of other relevant environmental items see “Part I, Item 3. Legal Proceedings – Environmental Proceedings.”

The following table shows activity with respect to environmental remediation liabilities for the years ended December 31, 2015 and December 31, 2014. These amounts exclude liabilities related to asset retirement obligations accounted for in accordance with ASC Topic 410. See Note 18 to the Consolidated Financial Statements.

(Dollars in millions)	2015	2014
Beginning Balance	$212	$233
Plus: Additions	—	5
Adjustments for changes in estimates	(5)	—
Less: Obligations settled	(10)	(26)
Ending Balance	$197	$212

New or expanded environmental requirements, which could increase U. S. Steel’s environmental costs, may arise in the future. U. S. Steel intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. However, based on presently available information and existing laws and regulations as currently implemented, U. S. Steel does not anticipate that environmental compliance and remediation expenditures (including operating and maintenance) will materially increase in 2016. U. S. Steel’s environmental capital expenditures are expected to be approximately $45 million in 2016, $30 million of which is related to projects at USSE. U. S. Steel's environmental expenditures for 2016 for operating and maintenance and for remediation projects are expected to be approximately $195 million and $10 million, respectively of which approximately $15 million and $5 million for operating and maintenance and remediation, respectively, is related to USSE. Predictions beyond 2016 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies to remediate sites, among other factors.

Outlook for 2016

We are facing significant headwinds and uncertainty in many of the markets we serve but remain focused on continuing to improve our cost structure, developing differentiated solutions for our customers and creating more reliable and agile operating capabilities. We have a strong and growing pipeline of Carnegie Way projects that will provide benefits in our operating segments and all other areas of our company. The substantive changes and improvements we are making continue to increase our earnings power. We are working hard every day to serve our customers and are well positioned to respond to improving market conditions.

At current market conditions, which include spot prices, import volumes and supply chain inventory levels, we would expect 2016 adjusted EBITDA to be near breakeven.

As overall market conditions improve during 2016, we would expect adjusted EBITDA to improve consistent with the pace and magnitude of any improvement in market conditions.

At current market conditions, we would expect lower results in each of our operating segments as compared to 2015. We would expect that the operating efficiencies related to our current facility configuration, lower raw materials, operating and overhead costs and additional Carnegie Way benefits would only partially offset the unfavorable effects of lower average realized prices and volumes.

We expect improved results for Other Businesses, primarily from real estate, and we expect lower post retirement benefits expenses.

Based on current market conditions, we expect approximately $500 million of cash benefits from working capital improvements in 2016, primarily related to better inventory management.

The foregoing guidance is based on our current estimates and may change based on prevailing economic and competitive conditions and other risks and uncertainties referred to in the Forward-Looking Statements section and in "Item 1A. Risk Factors." These factors could significantly affect our shipments and average realized prices and our outlook may change as a result of these and other factors.

Accounting Standards

See Note 2 to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

U. S. Steel is exposed to certain risks related to its ongoing business operations, including financial, market, political, and economic risks. The following discussion provides information regarding U. S. Steel’s exposure to the risks of changing foreign currency exchange rates, commodity prices and interest rates.

U. S. Steel may enter into derivative financial instrument transactions in order to manage or reduce these market risks. The use of derivative instruments is subject to our corporate governance policies. These instruments are used solely to mitigate market exposure and are not used for trading or speculative purposes.

U. S. Steel may elect to use hedge accounting for certain commodity or currency transactions. For those transactions, the impact of the effective portion of the hedging instrument will be recognized in other comprehensive income until the transaction is settled. Once the transaction is settled, the effect of the hedged item will be recognized in income. For further information regarding derivative instruments see Notes 1 and 15 to the Consolidated Financial Statements.

Foreign Currency Exchange Rate Risk

U. S. Steel, through USSE, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar, particularly the euro. U. S. Steel historically has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. U. S. Steel has not elected to use hedge accounting for these contracts. Foreign currency derivative instruments have been marked-to-market and the resulting gains or losses recognized in the current period in net interest and other financial costs. At December 31, 2015 and December 31, 2014, U. S. Steel had open euro forward sales contracts for U.S. dollars (total notional value of approximately $266 million and $401 million, respectively). A 10 percent increase in the December 31, 2015 euro forward rates would result in a $26 million charge to income.

The fair value of our derivatives is determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used include quotes from counterparties that are corroborated with market sources.

Volatility in the foreign currency markets could have significant implications for U. S. Steel as a result of foreign currency transaction effects. Future foreign currency impacts will depend upon changes in currencies and the extent to which we engage in derivatives transactions. For additional information on U. S. Steel’s foreign currency exchange activity, see Note 15 to the Consolidated Financial Statements.

Commodity Price Risk and Related Risks

In the normal course of our business, U. S. Steel is exposed to market risk or price fluctuations related to the purchase, production or sale of steel products. U. S. Steel is also exposed to price risk related to the purchase, production or sale of coal, coke, natural gas, steel scrap, iron ore and pellets, and zinc, tin and other nonferrous metals used as raw materials. See Note 15 to the Consolidated Financial Statements for further details on U. S. Steel’s derivatives.

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

U. S. Steel held commodity contracts for natural gas forward buys placed for 2016 that qualified for the normal purchases and normal sales exemption with a total notional value of approximately $26 million at December 31, 2015. Total commodity contracts for natural gas forward buys placed for 2016 at December 31, 2015 represent approximately 17 percent of our expected North American natural gas requirements.

Interest Rate Risk

U. S. Steel is subject to the effects of interest rate fluctuations on the fair value of certain of our non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in year-end 2015 and 2014 interest rates on the fair value of U. S. Steel’s non-derivative financial instruments is provided in the following table:

(Dollars in millions)	2015		2014
Non-Derivative Financial Instruments(a)	Fair Value(b)	Change in Fair Value(c)	Fair Value(b)	Change in Fair Value(c)
Financial liabilities:
Debt(d)(e)	$1,896	$133	$3,740	$113

(a)
Fair values of cash and cash equivalents, current accounts and notes receivable, accounts payable, bank checks outstanding and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.

(b)	See Note 19 to the Consolidated Financial Statements for carrying value of instruments.

(c)
Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10 percent decrease in interest rates at December 31, 2015 and 2014, on the fair value of U. S. Steel’s non-derivative financial instruments. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at December 31, 2015 and December 31, 2014.

(d)	Excludes capital lease obligations.

(e)
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

February 29, 2016

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

Based on this evaluation, United States Steel Corporation’s management concluded that United States Steel Corporation’s internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of United States Steel Corporation’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ MARIO LONGHI	/S/ DAVID B. BURRITT
Mario Longhi	David B. Burritt
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

/S/ COLLEEN M. DARRAGH
Colleen M. Darragh
Vice President and Controller

Report of Independent Registered Public Accounting Firm

To the Stockholders of United States Steel Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of United States Steel Corporation and its subsidiaries (the Company) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report to Stockholders - Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As disclosed in Note 2 to the consolidated financial statements, the Company changed the manner in which it presents deferred income taxes in 2015.

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

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 29, 2016

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2015	2014	2013
Net sales:
Net sales	$10,111	$16,149	$16,269
Net sales to related parties (Note 22)	1,463	1,358	1,155
Total	11,574	17,507	17,424
Operating expenses (income):
Cost of sales (excludes items shown below)	11,141	15,455	16,016
Selling, general and administrative expenses	415	523	610
Depreciation, depletion and amortization (Notes 12 and 13)	547	627	684
Earnings from investees (Note 11)	(38)	(142)	(40)
Impairment of goodwill (Note 13)	—	—	1,806
Losses associated with U. S. Steel Canada Inc. (Notes 4 and 5)	392	416	—
Restructuring and other charges (Note 24)	322	250	248
Net gain on disposals of assets (Note 25)	(2)	(23)	—
Other income, net	(1)	(12)	—
Total	12,776	17,094	19,324
(Loss) earnings before interest and income taxes (EBIT)	(1,202)	413	(1,900)
Interest expense (Note 7)	214	234	266
Interest income	(3)	(12)	(3)
Loss on debt extinguishment	36	—	—
Other financial costs (Note 7)	10	21	69
Net interest and other financial costs	257	243	332
(Loss) earnings before income taxes	(1,459)	170	(2,232)
Income tax provision (benefit) (Note 10)	183	68	(587)
Net (loss) earnings	(1,642)	102	(1,645)
Less: Net loss attributable to noncontrolling interests	—	—	—
Net (loss) earnings attributable to United States Steel Corporation	$(1,642)	$102	$(1,645)
(Loss) income per common share (Note 8)
Net (loss) income per share attributable to United States Steel Corporation stockholders:
— Basic	$(11.24)	$0.71	$(11.37)
— Diluted	$(11.24)	$0.69	$(11.37)
The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Net (loss) earnings	$(1,642)	$102	$(1,645)
Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments (a)	(104)	66	30
Changes in pension and other employee benefit accounts (a)	373	(218)	1,486
Other (a)	3	(5)	—
Deconsolidation of U. S. Steel Canada (b)	—	468	—
Total other comprehensive income, net of tax	272	311	1,516
Comprehensive (loss) income including noncontrolling interest	(1,370)	413	(129)
Comprehensive loss attributable to noncontrolling interest	—	—	—
Comprehensive (loss) income attributable to United States Steel Corporation	$(1,370)	$413	$(129)
(a) Related income tax benefit (provision):

Foreign currency translation adjustments	$82	$111	$—
Pension and other benefits adjustments	(228)	282	(762)
Other adjustments	(2)	3	—
(b) Consists of $493 million for Pension and other benefit adjustments and $(25) million for currency translation adjustments.

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$755	$1,354
Receivables, less allowance of $28 and $45	864	1,632
Receivables from related parties, less allowance of $254 and $218 (Note 22)	199	310
Inventories (Note 9)	2,074	2,496
Other current assets	25	37
Total current assets	3,917	5,829
Investments and long-term receivables, less allowance of $7 and $8 (Note 11)	540	577
Long-term receivables from related parties, less allowance of $1,446 and $1,188	—	362
Property, plant and equipment, net (Note 12)	4,411	4,574
Intangibles — net (Note 13)	196	204
Deferred income tax benefits (Note 10)	15	347
Other noncurrent assets	111	120
Total assets	$9,190	$12,013
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$1,412	$1,871
Accounts payable to related parties (Note 22)	81	131
Payroll and benefits payable	462	1,003
Accrued taxes (Note 10)	99	134
Accrued interest	49	52
Short-term debt and current maturities of long-term debt (Note 16)	45	378
Total current liabilities	2,148	3,569
Long-term debt, less unamortized discount (Note 16)	3,116	3,120
Employee benefits (Note 17)	1,101	1,117
Deferred income tax liabilities (Note 10)	29	—
Deferred credits and other noncurrent liabilities	359	407
Total liabilities	6,753	8,213
Contingencies and commitments (Note 25)
Stockholders’ Equity
Common stock issued — 150,925,911 shares issued (par value $1 per share, authorized 400,000,000 shares)	151	151
Treasury stock, at cost (4,644,867 shares and 5,270,872 shares)	(339)	(396)
Additional paid-in capital	3,603	3,623
Retained earnings	190	1,862
Accumulated other comprehensive loss (Note 20)	(1,169)	(1,441)
Total United States Steel Corporation stockholders’ equity	2,436	3,799
Noncontrolling interests	1	1
Total liabilities and stockholders’ equity	$9,190	$12,013

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Increase (decrease) in cash and cash equivalents
Operating activities:
Net (loss) earnings	$(1,642)	$102	$(1,645)
Adjustments to reconcile net cash provided by operating activities:
Depreciation, depletion and amortization (Notes 12 and 13)	547	627	684
Impairment of goodwill (Note 13)	—	—	1,806
Losses associated with U. S. Steel Canada Inc. (Notes 4 and 5)	392	416	—
Restructuring and other charges (Note 24)	322	256	248
Loss on debt extinguishment	36	—	—
Provision for doubtful accounts	(15)	—	5
Pensions and other postretirement benefits	50	(235)	(28)
Deferred income taxes (Note 10)	213	76	(386)
Net gain on disposal of assets (Note 25)	(2)	(23)	—
Distributions received, net of equity investees income	(28)	(135)	(27)
Changes in:
Current receivables	792	(199)	114
Inventories	391	(247)	(201)
Current accounts payable and accrued expenses	(632)	581	(70)
Income taxes receivable/payable	6	161	(187)
All other, net	(71)	173	92
Net cash provided by operating activities	359	1,553	405
Investing activities:
Capital expenditures	(500)	(480)	(468)
Acquisitions	(25)	—	(12)
Disposal of assets	4	29	3
Change in restricted cash, net	13	29	100
Investments, net	(2)	(5)	(7)
Net cash used in investing activities	(510)	(427)	(384)
Financing activities:
Issuance of long-term debt, net of financing costs of $0, $0 and $15	—	—	575
Repayment of long-term debt	(379)	(325)	(542)
Receipts from exercise of stock options	1	13	—
Dividends paid	(29)	(29)	(29)
Net cash (used in) provided by financing activities	(407)	(341)	4
Effect of exchange rate changes on cash	(41)	(35)	9
Net (decrease) increase in cash and cash equivalents	(599)	750	34
Cash and cash equivalents at beginning of year	1,354	604	570
Cash and cash equivalents at end of year	$755	$1,354	$604

See Note 21 for supplemental cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Dollars in Millions			Shares in Thousands
	2015	2014	2013	2015	2014	2013
Common stock:
Balance at beginning of year	$151	$151	$151	150,926	150,926	150,926
Common stock issued	—	—	—	—	—	—
Balance at end of year	$151	$151	$151	150,926	150,926	150,926
Treasury stock:
Balance at beginning of year	$(396)	$(480)	$(521)	(5,271)	(6,246)	(6,644)
Common stock reissued for employee/non-employee director stock plans	57	84	41	626	975	398
Balance at end of year	$(339)	$(396)	$(480)	(4,645)	(5,271)	(6,246)
Additional paid-in capital:
Balance at beginning of year	$3,623	$3,667	$3,652
Issuance of conversion option in 2019 Senior Convertible Notes, net of tax	—	—	31
Employee stock plans	(20)	(44)	(16)
Balance at end of year	$3,603	$3,623	$3,667

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Continued)

				Comprehensive Income (Loss)
(Dollars in millions)	2015	2014	2013	2015	2014	2013
Retained earnings:
Balance at beginning of year	$1,862	$1,789	$3,463
Net (loss) earnings attributable to United States Steel Corporation	(1,642)	102	(1,645)	$(1,642)	$102	$(1,645)
Dividends on common stock	(29)	(29)	(29)
Other	(1)	—	—
Balance at end of year	$190	$1,862	$1,789
Accumulated other comprehensive (loss) income:
Pension and other benefit adjustments (Note 17):
Balance at beginning of year	$(1,852)	$(2,127)	$(3,613)
Changes during year, net of taxes(a) (b)	364	296	1,444	364	296	1,444
Changes during year, equity investee net of taxes(a)	9	(21)	42	9	(21)	42
Balance at end of year	$(1,479)	$(1,852)	$(2,127)
Foreign currency translation adjustments:
Balance at beginning of year	$416	$375	$345
Changes during year, net of taxes(a) (b)	(104)	41	30	(104)	41	30
Balance at end of year	$312	$416	$375
Other:
Balance at beginning of year	$(5)	$—	$—
Changes during year, net of taxes(a)	3	(5)	—	3	(5)	—
Balance at end of year	$(2)	$(5)	$—
Total balances at end of year	$(1,169)	$(1,441)	$(1,752)
Total stockholders’ equity	$2,436	$3,799	$3,375
Noncontrolling interests:
Balance at beginning of year	$1	$1	$1
Net loss	—	—	—	—	—	—
Balance at end of year	$1	$1	$1
Total comprehensive (income) loss				$(1,370)	$413	$(129)
(a) Related income tax benefit (provision):

Foreign currency translation adjustments	$82	$111	$—
Pension and other benefits adjustments	(228)	282	(762)
Other adjustments	(2)	3	—
(b) 2014 amounts include $493 million for pension and other benefit adjustments and $(25) million for currency translation adjustment related to the deconsolidation of U. S. Steel Canada.

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

LIFO (last-in, first-out) is the predominant method of inventory costing for inventories in the United States and FIFO (first-in, first-out) is the predominant method used in Canada and Europe. The LIFO method of inventory costing was used on 80 percent and 78 percent of consolidated inventories at December 31, 2015 and 2014, respectively.

Derivative instruments
U. S. Steel uses commodity-based and foreign currency derivative instruments to manage its exposure to price and foreign currency exchange rate risk. Forward physical purchase contracts and foreign exchange forward contracts are used to reduce the effects of fluctuations in the purchase price of natural gas and certain nonferrous metals and also certain business transactions denominated in foreign currencies. U. S. Steel has not elected to designate derivative instruments as qualifying for hedge accounting treatment. As a result, the changes in fair value of these derivatives are recognized immediately in results of operations. See Note 15 for further details on U. S. Steel’s derivatives.

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

When property, plant and equipment depreciated on a group basis is sold or otherwise disposed of, proceeds are credited to accumulated depreciation, depletion and amortization with no immediate effect on income. When property, plant and equipment depreciated on an individual basis is sold or otherwise disposed of, any gains or losses are reflected in income. Gains on disposal of long-lived assets are recognized when earned. If a loss on disposal is expected, such losses are recognized when the assets are reclassified as assets held for sale or when impaired as part of an asset group’s impairment. During 2015, the economic environment, including the significant decline in energy prices and the high levels of tubular imports, was considered a triggering event for our welded tubular and seamless tubular asset groups. U. S. Steel completed a quantitative analysis of its long-lived assets for these asset groups within the Tubular segment. This analysis indicated that the assets were not impaired. During 2013, the requirement to move to the second step of the annual goodwill impairment analysis was considered a triggering event and U. S. Steel completed a review of its long-lived assets. The review indicated that the assets were not impaired. There were no triggering events that required fixed assets to be evaluated for impairment in 2014.

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

Asset retirement obligations
Asset retirement obligations (AROs) are initially recorded at fair value and are capitalized as part of the cost of the related long-lived asset and depreciated in accordance with U. S. Steel’s depreciation policies for property, plant and equipment. The fair value of the obligation is determined as the discounted value of expected future cash flows. Accretion expense is recorded each month to increase this discounted obligation over time. Certain AROs related to disposal costs of the majority of assets at our integrated steel facilities are not recorded because they have an indeterminate settlement date. These AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value. See Note 18 for further details on U. S. Steel's AROs.

Pensions, other postretirement and postemployment benefits
U. S. Steel has defined contribution or multi-employer arrangements for pension benefits for more than two-thirds of its North American employees and non-contributory defined benefit pension plans covering the remaining North American employees. Effective December 31, 2015, defined benefit pension benefits for non-union salaried employees were frozen. All salaried non-union employees now participate in defined contribution plans. U. S. Steel has defined benefit retiree health care and life insurance plans (Other Benefits) that cover the majority of its employees in North America upon their retirement. Defined benefit retiree health and retiree life insurance has been eliminated for salaried non-union retirements after December 31, 2017. The Steelworkers Pension Trust (SPT), a multi-employer pension plan, to which U. S. Steel contributes on the basis of a fixed dollar amount for each hour worked by participating employees, currently covers approximately two-thirds of our union employees in the United States. Government-sponsored programs into which U. S. Steel makes required contributions cover the majority of U. S. Steel’s European employees.

The net pension and Other Benefits obligations and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets, salary increases, the projected mortality of participants and the current level and future escalation of health care costs. Additionally, U. S. Steel recognizes an obligation to provide postemployment benefits for disability-related claims covering indemnity and medical payments for certain employees in North America. The obligation for these claims and the related periodic costs are measured using actuarial techniques and assumptions. Actuarial gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when assumptions change. For pension and other benefits, the Company recognizes into income on an annual basis any unrecognized actuarial net gains or losses that exceed 10 percent of the larger of the projected benefit obligation or plan assets (the corridor), amortized over the plan participants' average life expectancy or average future service, depending on the demographics of the plan. Unrecognized actuarial net gains and losses for disability-related claims are immediately recognized into income.

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

The functional currency for U. S. Steel Europe (USSE) is the euro (€). USSC (which was deconsolidated as of the end of the day on September 15, 2014) had the Canadian dollar (C$) as its functional currency. Assets and liabilities of these entities are translated into U.S. dollars at period-end exchange rates. Revenue and expenses are translated using the average exchange rate for the reporting period. Resulting translation adjustments are recorded in the accumulated other comprehensive income (loss) component of stockholders’ equity. Gains and losses from foreign currency transactions are included in net income (loss) for the period.

Stock-based compensation
U. S. Steel accounts for its various stock-based employee compensation plans in accordance with the guidance in Accounting Standards Codification (ASC) Topic 718 on stock compensation (see Note 14).

Deferred taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The realization of deferred tax assets is assessed quarterly based on several interrelated factors. These factors include U. S. Steel’s expectation to generate sufficient future taxable income and the projected time period over which these deferred tax assets will be realized. U. S. Steel records a valuation allowance when necessary to reduce deferred tax assets to the amount that will more likely than not be realized. Deferred taxes have been recognized for the undistributed earnings of most foreign subsidiaries because management does not intend to indefinitely reinvest such earnings in foreign operations. See Note 10 for further details of deferred taxes.

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

Reclassifications, out of period adjustments and revision
Certain reclassifications of prior years’ data have been made to conform to the current year presentation.
During 2015, the Company identified a prior period error related to the classification of unpaid capital expenditures in the Consolidated Statements of Cash Flows of $61 million and $9 million for the years ended December 31, 2014 and 2013, respectively. The effect of the $61 million adjustment to correct the error decreased cash flow from investing activities and increased cash flow from operating activities for the year ended December 31, 2014 and was corrected in the 2015 Form 10-K as a revision to the 2014 Consolidated Statements of Cash Flows. The effect of the $9 million adjustment to correct the error increased cash flow from investing activities and decreased cash flow from operating activities for the year ended December 31, 2013 and was reported in the 2015 Form 10-K as a revision to the 2013 Consolidated Statement of Cash Flows. The Company also identified prior period errors in the quarterly interim financial statements in 2015. The effects of the revision to the quarterly periods in 2015 resulted in a decrease in operating activities and an increase in investing activities of $63 million (unaudited), $64 million (unaudited) and $55 million (unaudited), respectively, for the three, six and nine months ended and will be revised in future filings to correct for these errors.  The effects of the revision to the comparable quarter periods in 2014 resulted in a decrease in cash flows from operating activities and an increase in cash flows from investing activities of $5 million for the three months ended and an increase in cash flows from operating activities and a decrease in cash flows from investing activities of $11 million and $29 million, respectively, for the six and nine months ended.  The Company concluded that the impact of this error was not material to the previously filed financial statements.

2. New Accounting Standards

On November 20, 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years; early adoption is permitted as of the beginning of an interim or annual reporting period. U. S. Steel early adopted ASU 2015-17 in the fourth quarter of 2015 using the retrospective approach for all periods presented. As of December 31, 2014, the early adoption of ASU 2015-17 resulted in a reduction of current deferred income tax benefits of $602 million, an increase of $301 million in noncurrent deferred income tax benefits, and a reduction of noncurrent deferred income tax liabilities of $301 million in the Consolidated Balance Sheet. See Income Taxes at Note 10 for further information concerning the adoption of ASU 2015-17.

On September 25, 2015, the FASB issued Accounting Standards Update 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). ASU 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments for entities that have recorded provisional amounts for items in a business combination and requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 should be applied prospectively to measurement period adjustments that occur after the effective date. ASU 2015-16 is effective for public business entities in fiscal years beginning after December 15, 2015, including interim periods within those years; early adoption is permitted. U. S. Steel does not expect any financial statement impact relating to the adoption of this ASU.

On July 22, 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11). ASU 2015-11 requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. ASU 2015-11 will not apply to inventories that are measured using either the last-in, first-out (LIFO) method or the retail inventory method. ASU 2015-11 is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early application is permitted. U. S. Steel is evaluating the financial statement implications of adopting ASU 2015-11 but does not expect a material financial statement impact relating to the adoption of this ASU.

On April 7, 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of
Debt Issuance Costs (ASU 2015-03). ASU 2015-03 changes the presentation of debt issuance costs in financial statements and requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years; early application is permitted. An entity is required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. On August 16, 2015, the FASB issued ASU 2015-15 to clarify the SEC staff's position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. U. S. Steel is evaluating the financial statement implications of adopting ASU 2015-03.
On August 27, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Currently, there is no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 is effective for all entities for interim and annual periods beginning after December 15, 2016; early application is permitted. U. S. Steel is still evaluating the financial statement disclosure impact relating to the adoption of this ASU.
On May 28, 2014, the FASB and the International Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016; early application is not permitted. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the

Effective Date (ASU 2015-14). ASU 2015-14 defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and only permits entities to adopt the standard one year earlier as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. U. S. Steel is evaluating the financial statement implications of adopting ASU 2014-09 but does not expect a material financial statement impact relating to the adoption of this ASU.

3. Segment Information

U. S. Steel has three reportable segments: Flat-Rolled Products (Flat-Rolled), USSE and Tubular Products (Tubular). The results of our railroad and real estate businesses that do not constitute reportable segments are combined and disclosed in the Other Businesses category.

The Flat-Rolled segment includes the operating results of U. S. Steel’s integrated steel plants and equity investees in the United States involved in the production of slabs, rounds, strip mill plates, sheets and tin mill products, as well as all iron ore and coke production facilities in the United States. These operations primarily serve North American customers in the service center, conversion, transportation (including automotive), construction, container, and appliance and electrical markets. Flat-Rolled also supplies steel rounds and hot-rolled bands to Tubular. In the third quarter of 2015, the blast furnace and associated steelmaking operations, along with most of the flat-rolled finishing operations at Fairfield Works were shutdown. Therefore, Flat-Rolled is currently not supplying rounds to Tubular.

The Flat-Rolled segment information subsequent to September 16, 2014 does not include USSC. Transactions between U. S. Steel and USSC subsequent to USSC applying for relief from its creditors pursuant to the CCAA filing are treated as related party transactions.

Effective January 1, 2015, the Flat-Rolled segment was realigned to better serve customer needs through the creation of five commercial entities to specifically address customers in the automotive, consumer, which includes the packaging, appliance and construction industries, industrial, service center and mining market sectors.

Beginning January 1, 2016, the Flat-Rolled segment was further streamlined and consolidated to consist of three commercial entities: automotive, consumer and the combined industrial, service center and mining commercial entities. This realignment will not affect the Company's reportable segments.

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

The accounting principles applied at the operating segment level in determining EBIT are generally the same as those applied at the consolidated financial statement level. The transfer value for steel rounds from Flat-Rolled to Tubular was based on cost. In the third quarter of 2015, the blast furnace and associated steelmaking operations, along with most of the flat-rolled finishing operations at Fairfield Works were shutdown. Therefore, Flat-Rolled is currently not supplying rounds to Tubular. All other intersegment sales and transfers are accounted for at market-based prices and are eliminated at the corporate consolidation level. Corporate-level selling, general and administrative expenses and costs related to certain former businesses are allocated to the reportable segments and Other Businesses based on measures of activity that management believes are reasonable.

The results of segment operations are as follows:

(In millions)	Customer Sales	Intersegment Sales	Net Sales	Earnings (loss) from investees	EBIT	Depreciation, depletion & amortization	Capital expenditures
2015
Flat-Rolled	$8,293	$268	$8,561	$49	$(237)	$392	$280
USSE	2,323	3	2,326	—	81	81	110
Tubular	898	—	898	11	(179)	64	102
Total reportable segments	11,514	271	11,785	60	(335)	537	492
Other Businesses	60	105	165	(22)	33	10	8
Reconciling Items and Eliminations	—	(376)	(376)	—	(900)	—	—
Total	$11,574	$—	$11,574	$38	$(1,202)	$547	$500
2014
Flat-Rolled	$11,708	$1,187	$12,895	$134	$709	$457	$322
USSE	2,891	45	2,936	—	133	95	74
Tubular	2,772	2	2,774	11	261	66	76
Total reportable segments	17,371	1,234	18,605	145	1,103	618	472
Other Businesses	136	133	269	(3)	82	9	8
Reconciling Items and Eliminations	—	(1,367)	(1,367)	—	(772)	—	—
Total	$17,507	$—	$17,507	$142	$413	$627	$480
2013
Flat-Rolled	$11,572	$1,258	$12,830	$69	$105	$512	$340
USSE	2,941	3	2,944	—	28	95	40
Tubular	2,772	5	2,777	(25)	190	62	69
Total reportable segments	17,285	1,266	18,551	44	323	669	449
Other Businesses	139	134	273	(4)	77	15	19
Reconciling Items and Eliminations	—	(1,400)	(1,400)	—	(2,300)	—	—
Total	$17,424	$—	$17,424	$40	$(1,900)	$684	$468

The following is a schedule of reconciling items to income (loss) from operations:

(In millions)	2015	2014	2013
Items not allocated to segments:
Postretirement benefit expense(a)	$(43)	$(114)	$(221)
Other items not allocated to segments:
Losses associated with U. S. Steel Canada Inc. (Notes 4 and 5)	(392)	(416)	—
Loss on shutdown of coke production facilities (b)	(153)	—	—
Granite City Works temporary idling charges	(99)	—	—
Loss on shutdown of Fairfield Flat-Rolled Operations(b)(c)	(91)	—	—
Restructuring and other charges (Note 24) (b)	(78)	—	(248)
Postemployment benefit actuarial adjustment	(26)	—	—
Impairment of equity investment (Note 11)	(18)	—	—
Impairment of carbon alloy facilities (Note 24) (b)	—	(195)	—
Litigation reserves (Note 25)	—	(70)	—
Write-off of pre-engineering costs at Keetac (Note 24) (b)	—	(37)	—
Loss on assets held for sale (Note 24) (b)	—	(14)	—
Gain on sale of real estate assets (d)	—	55	—
Curtailment gain (Note 17)	—	19	—
Impairment of goodwill (Note 13)	—	—	(1,806)
Environmental remediation charge	—	—	(32)
Write-off of equity investment (Note 11)	—	—	(16)
Supplier contract dispute settlement	—	—	23
Total other items not allocated to segments	$(857)	$(658)	$(2,079)
Total reconciling items	$(900)	$(772)	$(2,300)

(a)
Consists of the net periodic benefit cost elements, other than service cost and amortization of prior service cost for active employees, associated with our defined pension, retiree health care and life insurance benefit plans.

(b)	Included in Restructuring and other charges on the Consolidated Statement of Operations. See Note 24 to the Consolidated Financial Statements.

(c)
Fairfield Flat-Rolled Operations includes the blast furnace and associated steelmaking operations, along with most of the flat-rolled finishing operations at Fairfield Works. The slab and rounds casters remain operational and the #5 coating line continues to operate.

(d)	Gain on sale of surface rights and mineral royalty revenue streams in the state of Alabama.

Net Sales by Product:
The following summarizes net sales by product:

(In millions)	2015	2014	2013
Flat-Rolled	$10,047	$13,533	$13,508
Tubular	929	2,818	2,826
Other (a)	598	1,156	1,090
Total	$11,574	$17,507	$17,424

(a)	Primarily includes sales of steel production by-products, railroad services and real estate operations.

Geographic Area:
The information below summarizes net sales, property, plant and equipment and equity method investments based on the location of the operating segment to which they relate.

(In millions)	Year	Net Sales	Assets
North America	2015	$9,251	$4,057	(a)
	2014	14,616	4,180	(a)
	2013	14,484	5,425	(a)
Europe	2015	2,323	832
	2014	2,891	890
	2013	2,940	1,022
Other Foreign Countries	2015	—	24
	2014	—	36
	2013	—	33
Total	2015	11,574	4,913
	2014	17,507	5,106
	2013	$17,424	$6,480

(a)	Assets with a book value of $4,047 million, $4,172 million and $4,443 million were located in the United States at December 31, 2015, 2014 and 2013, respectively.

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
As a result of the CCAA proceedings, U. S. Steel no longer has a controlling financial interest over USSC, as defined under ASC 810, Consolidation, and therefore has deconsolidated USSC’s financial position as of the end of the day on September 15, 2014. This resulted in a pretax loss on deconsolidation and other charges of $416 million, which includes approximately $20 million of professional fees in 2014. The pretax loss on deconsolidation includes the derecognition of the carrying amounts of USSC's assets and liabilities and accumulated other comprehensive loss that were previously consolidated in U. S. Steel's Consolidated Balance Sheet and the impact of recording the retained interest in USSC. Subsequent to the deconsolidation, U. S. Steel accounts for USSC using the cost method of accounting, which has been reflected as zero in U. S. Steel’s Consolidated Balance Sheet as of both December 31, 2015 and December 31, 2014, due to the negative equity associated with USSC’s underlying financial position. Net assets totaling $(1,704) million were deconsolidated as of the end of the day on September 15, 2014.
USSC’s results of operations have been removed from U. S. Steel’s Consolidated Statement of Operations beginning September 16, 2014. USSC remained a wholly owned subsidiary of U. S. Steel, as of September 30, 2014. Because USSC did not meet the requirements of a discontinued operation, USSC’s results of operations continue to be included in our Consolidated Statements of Operations through September 15, 2014. Our Consolidated Statements of Operations include the following amounts for USSC’s results of operations. The amounts presented are before the elimination of USSC transactions with U. S. Steel, presenting USSC as if on a stand-alone basis.

(Dollars in millions)	Period from January 1, 2014 - September 15, 2014	Year ended December 31, 2013
Total net sales	$1,508	$1,404
Total operating expenses	1,587	2,641
Loss from continuing operations	(79)	(1,237)
Net interest and other financial costs	121	42
Loss before income taxes	(200)	(1,279)
Income tax benefit	—	(142)
Net loss	$(200)	$(1,137)
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
The total fair values associated with the underlying net assets of the USSC Businesses were then compared to the estimated outstanding creditor claims, both secured and unsecured, to determine the expected recoverability. This resulted in a fair value of the retained interest in the intercompany loans, interest receivable and trade accounts receivable of $434 million, net of an allowance for doubtful accounts of $1,435 million as of September 16, 2014, which has been reflected as a component of the loss on deconsolidation of USSC and other charges in the Consolidated Statements of Operations. For updates to U. S. Steel's retained interest in USSC, see USSC Retained Interest and Other Related Charges at Note 5.
For further information regarding USSC’s related party transactions with U. S. Steel subsequent to the date of deconsolidation, see Transactions with Related Parties at Note 22.
5. USSC Retained Interest and Other Related Charges

Subsequent to the CCAA filing, U. S. Steel's management has continued to assess the recoverability of the Company's retained interest in USSC. During 2015, management's estimate of the recoverable retained interest was updated as a result of economic conditions impacting the steel industry in North America such as lower prices, elevated levels of imports, the strength of the U.S. dollar and depressed steel company valuations as well as the uncertainty of the ultimate outcome of USSC’s CCAA filing. U. S. Steel’s recoverability involves uncertainties from economic and other events, including changes during the progression of the CCAA proceedings, which are beyond the control of U. S. Steel that could materially impact the recoverability of our retained interest at December 31, 2015.

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

The transition plan requires U. S. Steel to continue to provide shared services to USSC for up to 24 months from October 9, 2015 (the date of the transition plan), transitions U. S. Steel away from providing any technical and engineering services associated with product development or sales with USSC. In addition, U. S. Steel will not be supporting any quality claims made against USSC. Further, unless mutually agreed to, U. S. Steel will not be generating any sales orders on behalf of USSC and will fulfill its production orders with its U.S. based operating facilities.

Under the transition plan, U. S. Steel provided USSC with funds for the purpose of making payments for pension contributions which were due under the pension plan funding agreement that Stelco, now USSC, had with the Superintendent of Financial Services of Ontario that covers USSC’s four main pension plans (the Stelco Agreement) between September 1, 2015 and December 31, 2015. This funding requirement was satisfied as of December 31, 2015.

The write-down of the retained interest, Stelco funding charge and other related charges were the components of the Losses associated with U. S. Steel Canada, Inc. in the Consolidated Statement of Operations.

6. Acquisition

On May 29, 2015, the Company purchased the 50 percent joint venture interest in Double Eagle Steel Coating Company (DESCO) that it did not previously own for $25 million. DESCO's electrolytic galvanizing line (EGL) has become part of the larger operational footprint of U. S. Steel's Great Lakes Works within the Flat-Rolled segment. The EGL is increasing our ability to provide industry leading advanced high strength steels, including Gen 3 grades under development, as well as to provide high quality exposed steel for automotive body and closure applications. The Company's previously held 50 percent equity interest of $3 million was recorded at fair market value resulting in a net gain of approximately $3 million which has been recognized in the earnings from investees line in the Consolidated Statements of Operations. Goodwill of approximately $3 million was recognized and is included as a component of other noncurrent assets in the Company's Consolidated Balance Sheet. The fair value of the DESCO acquisition was measured using both cost and market approaches, Level 2 inputs, in accordance with ASC No. 820, Fair Value Measurement. Transaction costs associated with the acquisition were immaterial. The amount of revenue recognized in the Consolidated Statements of Operations as a result of the acquisition was not significant to the year ended December 31, 2015.

7. Net Interest and Other Financial Costs

(In millions)	2015	2014	2013
Interest income:
Interest income	$(3)	$(12)	$(3)
Interest expense and other financial costs:
Interest incurred (a)	228	248	285
Less interest capitalized	14	14	19
Total interest expense	214	234	266
Loss on debt extinguishment (b)	36	—	—
Foreign currency net (gain) loss (c)	(15)	(1)	11
Financial costs on:
Sale of receivables	2	3	3
Amended Credit Agreement	4	4	4
USSK credit facilities	3	3	3
Other (d)	5	—	28
Amortization of discounts and deferred financing costs	11	12	20
Total other financial costs	10	21	69
Net interest and other financial costs	$257	$243	$332

(a)	Includes a pretax charge of $34 million during 2013 related to premiums on the repurchase of $542 million of our 4.00% Senior Convertible Notes due May 15, 2014 (2014 Senior Convertible Notes).

(b)	Represents a pretax charge of $36 million during 2015 related to the retirement of our 2019 Senior Convertible Notes.

(c)
The functional currency for USSE is the euro and the functional currency for USSC is the Canadian dollar. Foreign currency net loss is a result of transactions denominated in currencies other than the euro or Canadian dollar, prior to USSC's CCAA filing on September 16, 2014. Additionally, for 2014 and 2013, foreign currency net loss includes the impacts of the remeasurement of a U.S. dollar-denominated intercompany loan to a European subsidiary and the impacts of euro-U.S. dollar derivatives activity.

(d)	Consists primarily of a charge of $22 million in 2013 related to a guarantee of an unconsolidated equity investment.

8. Earnings and Dividends Per Common Share

Earnings (Loss) per Share Attributable to United States Steel Corporation Shareholders
Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period.
Diluted earnings (loss) per common share assumes the exercise of stock options, the vesting of restricted stock units and performance awards and the conversion of convertible notes, provided in each case the effect is dilutive. Prior to their extinguishment, the “treasury stock” method was used to calculate the dilutive effect of the Senior Convertible Notes due in 2019 (2019 Senior Convertible Notes) based upon our intent and policy at the time of issuance to settle the principal amount of the 2019 Senior Convertible Notes in cash if they were converted. The "if-converted" method was used to calculate the dilutive effect of the 2014 Senior Convertible Notes due May 2014 (2014 Senior Convertible Notes).
The computations for basic and diluted earnings (loss) per common share from continuing operations are as follows:

(Dollars in millions, except per share amounts)	2015	2014	2013
Net (loss) earnings attributable to United States Steel Corporation shareholders	$(1,642)	$102	$(1,645)
Plus income effect of assumed conversion-interest on convertible notes	—	3	—
Net (loss) earnings after assumed conversion	$(1,642)	$105	$(1,645)
Weighted-average shares outstanding (in thousands):
Basic	146,094	145,164	144,578
Effect of convertible notes	—	5,670	—
Effect of stock options, restricted stock units and performance awards	—	1,269	—
Adjusted weighted-average shares outstanding, diluted	146,094	152,103	144,578
Basic (loss) earnings per common share	$(11.24)	$0.71	$(11.37)
Diluted (loss) earnings per common share	$(11.24)	$0.69	$(11.37)

The following table summarizes the securities that were antidilutive, and therefore, were not included in the computation of diluted earnings (loss) per common share:

(In thousands)	2015	2014	2013
Securities granted under the 2005 Stock Incentive Plan	8,298	3,223	7,039
Securities convertible under the Senior Convertible Notes	—	—	14,017	(a)
Total	8,298	3,223	21,056
(a) On March 27, 2013, we repurchased approximately $542 million aggregate principal amount of our 2014 Senior Convertible Notes. If the repurchases had occurred on January 1, 2013, the antidilutive securities would have been 10,058 thousand for the year ended December 31, 2013.

Dividends Paid per Share

Quarterly dividends on common stock were five cents per share for each quarter in 2015, 2014 and 2013.

9. Inventories

(In millions)	December 31, 2015	December 31, 2014
Raw materials	$766	$801
Semi-finished products	841	1,053
Finished products	392	563
Supplies and sundry items	75	79
Total	$2,074	$2,496

Current acquisition costs were estimated to exceed the above inventory values at December 31 by $900 million in 2015 and $1.0 billion in 2014. Cost of sales decreased and EBIT increased by $9 million and $3 million in 2015 and 2014, respectively, as a result of liquidations of LIFO inventories. Cost of sales increased and EBIT decreased by $9 million in 2013 as a result of liquidations of LIFO inventories.

Inventory includes $64 million and $69 million of land held for residential/commercial development as of December 31, 2015 and 2014, respectively.

From time to time, U. S. Steel enters into coke swap agreements designed to reduce transportation costs. U. S. Steel shipped approximately 645,000 tons and received approximately 920,000 tons during 2015. U. S. Steel shipped and received approximately 965,000 tons of coke under swap agreements during 2014.

U. S. Steel also has entered into iron ore pellet swap agreements. U. S. Steel had no iron ore pellet swaps during 2015. U. S. Steel shipped and received approximately 651,000 tons of iron ore pellets during 2014.

The coke and iron ore pellet swaps are recorded at cost as nonmonetary transactions. There was no income statement impact related to these swaps.

10. Income Taxes

Provision (benefit) for income taxes

	2015			2014			2013
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(29)	$168	$139	$—	$80	$80	$(210)	$(194)	$(404)
State and local	(5)	33	28	(9)	(29)	(38)	8	(50)	(42)
Foreign	4	12	16	1	25	26	1	(142)	(141)
Total	$(30)	$213	$183	$(8)	$76	$68	$(201)	$(386)	$(587)

A reconciliation of the federal statutory tax rate of 35 percent to total provision (benefit) follows:

(In millions)	2015	2014	2013
Statutory rate applied to income (loss) before income taxes	$(511)	$59	$(781)
Valuation allowance	804	—	—
Excess percentage depletion	(49)	(99)	(94)
State and local income taxes after federal income tax effects	(42)	(25)	(27)
Adjustments of prior years’ federal income taxes	(23)	(10)	9
Tax credits	(7)	(4)	(3)
Effects of foreign operations	5	25	467
Loss on deconsolidation of USSC	—	116	—
Worthless stock loss and bad debt deduction	—	—	(444)
Goodwill impairment	—	—	410
Tax accounting benefit related to increase in OCI	—	—	(142)
Deduction for domestic production activities	—	—	12
Other	6	6	6
Total provision (benefit)	$183	$68	$(587)

The tax provision (benefit) differs from the domestic statutory rate of 35 percent as a result of the items listed above. In particular, it does not reflect any tax benefits in the U.S. as a valuation allowance was recorded against the net domestic deferred tax asset (excluding a deferred tax liability related to an asset with an indefinite life). Included in the 2015 tax provision is a tax benefit of $31 million relating to adjustments to tax reserves related to the conclusion of certain audits.

For 2014, the tax provision does not reflect any tax benefit for pretax losses in Canada, which was deconsolidated as of the end of the day on September 15, 2014, as this is a jurisdiction where we had recorded a full valuation allowance on deferred tax assets. Included in the 2014 tax provision is a benefit of $32 million related to the loss on deconsolidation of USSC and other charges. The tax benefit for 2013 also differs from the domestic statutory rate of 35 percent due to tax accounting impacts related to items reported in other comprehensive income.

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

Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in ASC Topic 740 on income taxes. The total amount of unrecognized tax benefits was $74 million, $112 million and $127 million as of December 31, 2015, 2014 and 2013, respectively.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $74 million as of December 31, 2015.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Consolidated Statements of Operations. Any penalties are recognized as part of selling, general and administrative expenses. U. S. Steel had accrued liabilities of $1 million for interest related to unrecognized tax benefits as of December 31, 2015 and $7 million as of both December 31, 2014 and 2013. U. S. Steel currently does not have a liability for tax penalties.

A tabular reconciliation of unrecognized tax benefits follows:

(In millions)	2015	2014	2013
Unrecognized tax benefits, beginning of year	$112	$127	$85
Increases – tax positions taken in prior years	—	—	1
Decreases – tax positions taken in prior years	(5)	(7)	(6)
Increases – current tax positions	—	1	70
Settlements	(26)	—	—
Lapse of statute of limitations	(7)	(9)	(23)
Unrecognized tax benefits, end of year	$74	$112	$127
It is reasonably expected that during the next 12 months unrecognized tax benefits related to income tax issues will decrease by an immaterial amount.

Tax years subject to examination
Below is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2011 and forward
U.S. States – 2009 and forward
Slovakia – 2005 and forward

Status of Internal Revenue Service (IRS) examinations
The IRS completed its audit of U. S. Steel’s 2010 and 2011 tax returns in 2014, and the audit report was agreed to by the Company, and was approved by the Congressional Joint Committee on Taxation in the first quarter of 2015. The IRS audit of U. S. Steel's 2012 and 2013 tax returns began in 2015 and is ongoing.

Taxes on foreign income
Pretax loss for 2015 includes domestic losses of $1,193 million and losses attributable to foreign sources of $266 million. Pretax earnings and loss for 2014 and 2013 includes domestic income of $440 million and domestic loss of $899 million, respectively, and losses attributable to foreign sources of $270 million and $1,333 million, respectively. At the end of 2015, U. S. Steel does not have any undistributed foreign earnings and profits for which U.S. deferred taxes have not been provided, compared to less than $10 million at the end of 2014.

Deferred taxes
Deferred tax assets and liabilities resulted from the following:

	December 31,
(In millions)	2015	2014
Deferred tax assets:
Federal tax loss carryforwards (expiring in 2033 through 2035)	$466	$293
State tax credit carryforwards (expiring in 2018 through 2029)	11	11
State tax loss carryforwards (expiring in 2016 through 2035)	60	41
Minimum tax credit carryforwards	128	123
General business credit carryforwards (expiring in 2025 through 2035)	77	75
Foreign tax loss and credit carryforwards (expiring in 2017 through 2034)	16	16
Employee benefits	623	745
Receivables, payables and debt	33	59
Expected federal benefit for deducting state deferred income taxes	2	22
Inventory	123	20
Contingencies and accrued liabilities	95	114
Investments in subsidiaries and equity investees	259	57
Valuation allowance	(808)	(5)
Total deferred tax assets	1,085	1,571
Deferred tax liabilities:
Property, plant and equipment	1,035	1,117
Future reduction of foreign tax credits	6	18
Indefinite-lived intangible assets	29	29
Other temporary differences	29	60
Total deferred tax liabilities	1,099	1,224
Net deferred tax (liability) asset	$(14)	$347

U. S. Steel recognizes deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The realization of deferred tax assets is assessed quarterly based on several interrelated factors. These factors include U. S. Steel’s expectation to generate sufficient future taxable income and the projected time period over which these deferred tax assets will be realized.

Each quarter U. S. Steel analyzes the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

At December 31, 2015, we identified the following forms of negative evidence concerning U. S. Steel's ability to use some or all of its domestic deferred tax assets:

•U. S. Steel's domestic operations generated significant losses in recent years and there is uncertainty regarding the Company's ability to generate domestic income in the near term,
•some of our domestic deferred tax assets are carryforwards, which have expiration dates, and
•the global steel industry is experiencing overcapacity, which is driving adverse economic conditions, including depressed selling prices for steel products and increased foreign steel imports into the U.S.

Most positive evidence can be categorized into one of the four sources of taxable income sequentially. These are (from least to most subjective):

•taxable income in prior carryback years, if carryback is permitted
•future reversal of existing taxable temporary differences
•tax planning strategies, and
•future taxable income exclusive of reversing temporary differences and carryforwards

U. S. Steel utilized all available carrybacks, and therefore, our analysis at December 31, 2015 focused on the other sources of taxable income. Our projection of the reversal of our existing temporary differences generated significant taxable income. This source of taxable income, however, was not sufficient to project full utilization of U. S. Steel’s domestic deferred tax assets. To assess the realizability of the remaining domestic deferred tax assets, U. S. Steel analyzed its prudent and feasible tax planning strategies.

After considering the income projected to be generated from such prudent and feasible tax planning strategies, U. S. Steel determined that it does not expect to realize the benefits of its net domestic deferred tax assets due to uncertainty regarding our ability to generate domestic income in the near term. As a result, a valuation allowance of $804 million was recorded against our entire net domestic deferred tax asset (excluding a deferred tax liability related to an asset with an indefinite life).

U. S. Steel will continue to monitor the realizability of its deferred tax assets on a quarterly basis. In the future, if we determine that realization is more likely than not for deferred tax assets with a valuation allowance, the related valuation allowance will be reduced, and we will record a non-cash benefit to earnings.

At December 31, 2015, the net domestic deferred tax liability was $29 million, while there was a net domestic deferred tax asset of $318 million at December 31, 2014.

At December 31, 2015 and 2014, the net foreign deferred tax asset was $15 million and $29 million, respectively, net of established valuation allowances of $4 million and $5 million, respectively. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro.

11. Investments and Long-Term Receivables

	December 31,
(In millions)	2015	2014
Equity method investments	$502	$532
Receivables due after one year, less allowance of $7 and $8	33	39
Other	5	6
Total	$540	$577

Summarized financial information of all investees accounted for by the equity method of accounting is as follows (amounts represent 100% of investee financial information):

(In millions)	2015	2014	2013
Income data – year ended December 31:
Net Sales	$3,176	$3,794	$3,735
Operating income	529	584	449
Net income	491	545	413
Balance sheet date – December 31:
Current Assets	$732	$886
Noncurrent Assets	988	1,694
Current liabilities	485	642
Noncurrent Liabilities	490	722

U. S. Steel's portion of the equity in net income for its equity investments as reported in the income from investees line on the Consolidated Statements of Operations was $38 million, $142 million and $40 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Financial information for equity method investees that were significant to our results for the year ended December 31, 2014 is as follows:

(Dollars in millions)	PRO-TEC Coating Company	Tilden Mining Company, L.C.	Others	Total
Net Sales	$1,271	$1,209	$1,314	$3,794
Operating income	69	450	65	584
Net income	50	451	44	545

Percentage of ownership in equity investees	50%	15%	5% - 50%
Equity in net income of affiliated companies, before consolidating and reconciling adjustments	$25	$68	$39	$132
Consolidation and reconciling adjustments:
Intercompany profit elimination	—	(9)	—	(9)
Write-down of investment	—	—	—	—
Basis adjustments	6	(1)	(11)	(6)
Other	7	20	(2)	25
Equity in net income of affiliated companies	$38	$78	$26	$142

Investees accounted for using the equity method include:

Investee	Country	December 31, 2015 Interest
Acero Prime, S. R. L. de CV	Mexico	40%
Apolo Tubulars S.A.	Brazil	50%
Chrome Deposit Corporation	United States	50%
Daniel Ross Bridge, LLC	United States	50%
Double G Coatings Company L.P.	United States	50%
Feralloy Processing Company	United States	49%
Hibbing Development Company	United States	24.1%
Hibbing Taconite Company(a)	United States	14.7%
Leeds Retail Center, LLC	United States	35.6%
Patriot Premium Threading Services	United States	50%
PRO-TEC Coating Company	United States	50%
Strategic Investment Fund Partners II(b)	United States	5.2%
Swan Point Development Company, Inc.	United States	50%
Tilden Mining Company, L.C.(c)	United States	15%
USS-POSCO Industries	United States	50%
Worthington Specialty Processing	United States	49%

(a)	Hibbing Taconite Company (HTC) is an unincorporated joint venture that is owned, in part, by Hibbing Development Company (HDC), which is accounted for using the equity method. Through HDC we are able to influence the activities of HTC, and as such, its activities are accounted for using the equity method.

(b)	Strategic Investment Fund Partners I and II are limited partnerships and in accordance with ASC Topic 323, the financial activities are accounted for using the equity method.

(c)
Tilden Mining Company, L.C. is a limited liability company and in accordance with ASC Topic 323 “Partnerships and Unincorporated Joint Ventures,” (ASC Topic 323) its financial activities are accounted for using the equity method.

Dividends and partnership distributions received from equity investees were $10 million in 2015, $8 million in 2014 and $13 million in 2013.

During 2015, U. S. Steel recognized a non-cash other than temporary impairment charge of approximately $18 million for one of its equity investees, which has been recognized as a component of earnings from investees in the Consolidated Statements of Operations.

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

12. Property, Plant and Equipment

		December 31,
(In millions)	Useful Lives	2015	2014
Land and depletable property	—	$198	$196
Buildings	35 years	1,036	1,101
Machinery and equipment	1-22 years	12,220	13,072
Information technology	5-6 years	763	734
Assets under capital lease	5-15 years	36	36
Total		14,253	15,139
Less accumulated depreciation and depletion		9,842	10,565
Net		$4,411	$4,574

Amounts in accumulated depreciation and depletion for assets acquired under capital leases (including sale-leasebacks accounted for as financings) were $14 million and $7 million at December 31, 2015 and 2014, respectively.

13. Goodwill and Intangible Assets
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
Goodwill on our Consolidated Balance Sheet at December 31, 2015 is $7 million and is included as a component of other noncurrent assets.

Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of December 31, 2015			As of December 31, 2014
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$132	$52	$80	$132	$46	$86
Other	2-20 Years	17	8	9	23	13	10
Total amortizable intangible assets		$149	$60	$89	$155	$59	$96
The carrying amount of acquired water rights with indefinite lives as of December 31, 2015 and December 31, 2014 totaled $75 million. The water rights are tested for impairment annually in the third quarter, or whenever events or circumstances indicate that the carrying value may not be recoverable. U. S. Steel performed a quantitative impairment evaluation of its water rights in 2015, which indicated that they were not impaired. The 2014 and prior year tests indicated the water rights were not impaired.

During 2013, U. S. Steel acquired indefinite-lived intangible assets for $12 million and entered into an agreement to make future payments contingent upon certain factors. The aggregate purchase price was $36 million, and U. S. Steel allocated $33 million to indefinite-lived intangible assets, based upon their estimated fair value. The liability for contingent consideration will be reassessed each quarter. The maximum potential liability for contingent consideration is $53 million. As of December 31, 2015, U. S. Steel has recorded a liability of $20 million to reflect the estimated fair value of the contingent consideration. Contingent consideration was valued using a probability weighted discounted cash flow using both Level 2 inputs based on 2013 Standard and Poor’s Bond Guide as well as Level 3, significant other unobservable inputs, based on internal forecasts and weighted average cost of capital derived from market data. These indefinite-lived intangible assets are tested for impairment annually in the third quarter, or whenever events or circumstances indicate that the carrying value may not be recoverable. U. S. Steel performed a quantitative impairment evaluation of these assets in 2015, which indicated that they were not impaired.
Identifiable intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. During the fourth quarter of 2015, U. S. Steel completed a review of certain of its identifiable intangible assets with finite lives and determined that the assets were not impaired.

Amortization expense was $7 million for all three years ended December 31, 2015, 2014 and 2013. The estimated future amortization expense of identifiable intangible assets during the next five years is $7 million in each year from 2016 to 2020.

14. Stock-Based Compensation Plans

On April 26, 2005, U. S. Steel’s stockholders approved the 2005 Stock Incentive Plan (2005 Stock Plan). The aggregate number of shares of U. S. Steel common stock that may be issued through April 26, 2020 under the 2005 Stock Plan is 21,250,000 shares, of which 2,923,291 shares are available as of December 31, 2015 for future grants. Generally, a share issued under the Plan pursuant to an award other than a stock option will reduce the number of shares available under the Stock Plan by 1.64 shares. The purposes of the 2005 Stock Plan are to attract, retain and motivate employees and non-employee directors of outstanding ability, and to align their interests with those of the stockholders of U. S. Steel. The Compensation & Organization Committee of the Board of Directors administers the plan pursuant to which they may make grants of stock options, restricted stock, restricted stock units (RSUs), performance awards, and other stock-based awards. Also, shares related to awards (i) that are forfeited, (ii) that terminate without shares having been issued or (iii) for which payment is made in cash or property other than shares are again available for awards under the plan; provided, however, that shares delivered to U. S. Steel or withheld for purposes of satisfying the exercise price or tax withholding obligations shall not be available for awards again.

The following table summarizes the total stock-based compensation awards granted during the years 2015, 2014 and 2013:

	Executive Stock Options	Non-executive Stock Options	Restricted Stock Units	TSR Performance Awards	ROCE Performance Awards
2015 Grants	493,430	1,145,110	807,432	273,560	—
2014 Grants	461,960	1,054,480	746,430	282,770	262,800
2013 Grants	838,610	971,860	1,043,420	271,960	—

Stock-based compensation expense
The following table summarizes the total compensation expense recognized for stock-based compensation awards:

(In millions, except per share amounts)	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Stock-based compensation expense recognized:
Cost of sales	$14	$12	$10
Selling, general and administrative expenses	23	23	23
Total	37	35	33
Related deferred income tax benefit	13	12	12
Decrease in net income	$24	$23	$21
Decrease in basic earnings per share	0.16	0.15	0.14
Decrease in diluted earnings per share	0.16	0.15	0.14

As of December 31, 2015, total future compensation cost related to nonvested stock-based compensation arrangements was $32 million, and the average period over which this cost is expected to be recognized is approximately 11 months.

Stock options
Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The 2015, 2014 and 2013 awards vest ratably over a three-year service period and have a term of ten years. Stock options are generally issued at the market price of the underlying stock on the date of the grant. The 2013 executive grants, however, were issued at the greater of (1) the premium exercise price of $25 or (2) the market price on the grant date. Upon exercise of stock options, shares of U. S. Steel stock are issued from treasury stock.

Black-Scholes Assumptions (a)	2015 Grants	2014 Grants	2013 Executive Grants	2013 Non-Executive Grants
Grant date price per share of option award	$24.74	$24.30	$18.62	$18.64
Exercise price per share of option award	$24.74	$24.30	$25.03	$18.64
Expected annual dividends per share	$0.20	$0.20	$0.20	$0.20
Expected life in years	5.0	5.0	5.0	5.0
Expected volatility	47%	49%	66%	67%
Risk-free interest rate	1.6%	1.6%	1.3%	1.0%
Average grant date fair value per share of unvested option awards as calculated from above	$10.02	$9.94	$8.44	$9.70
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

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2015:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	5,750,989	$35.53
Granted	1,638,540	$24.74
Exercised	(40,322)	$20.61
Forfeited or expired	(483,366)	$30.54
Outstanding at December 31, 2015	6,865,841	$33.39	6.0	$—
Exercisable at December 31, 2015	4,164,888	$39.39	4.4	$—
Exercisable and expected to vest at December 31, 2015	6,535,153	$33.86	5.8	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (difference between our closing stock price on the last trading day of 2015 and the exercise price, multiplied by the number of in-the-money options). Intrinsic value changes are a function of the fair market value of our stock.

The total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the option) was immaterial and $6 million during the years ended December 31, 2015 and December 31, 2014, respectively, and immaterial during the year ended December 31, 2013. The total amount of cash received by U. S. Steel from the exercise of options during the year ended December 31, 2015 and December 31, 2014, was $1 million and $13 million, respectively, and the related net tax benefit realized from the exercise of these options was immaterial.

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

During the first quarter of 2014, the Committee added return on capital employed (ROCE) as a second performance measure for the 2014 Performance Awards as permitted under the terms of the Plan. ROCE awards granted will be measured on a weighted average basis of the Company’s consolidated worldwide EBIT, as adjusted, divided by consolidated worldwide capital employed, as adjusted, over a three year period.

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

ROCE performance awards vest at the end of a three-year performance period contingent upon meeting the specified ROCE metric. The fair value of the ROCE performance awards is the average market price of the underlying common stock on the date of grant. In 2015, ROCE awards were granted and will be settled in cash if the ROCE metric is achieved.

The following table shows a summary of the performance awards outstanding as of December 31, 2015, and their fair market value on the respective grant date:

Performance Period	Fair Value (in millions)	Minimum Shares	Target Shares	Maximum Shares
2015 - 2018	$6	—	251,167	502,334
2014 - 2017
TSR	$5	—	228,040	456,080
ROCE	$5	—	212,036	424,072
2013 - 2016	$3	—	122,660	245,320

The following table shows a summary of the status and activity of nonvested stock awards for the year ended December 31, 2015:

	Restricted Stock Units	TSR Performance Awards (a)	ROCE Performance Awards (a)	Total	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2015	1,456,056	630,530	237,791	2,324,377	$22.46
Granted	807,432	273,560	—	1,080,992	24.63
Vested	(658,175)	—	—	(658,175)	21.72
Performance adjustment factor (b)	—	(209,998)	—	(209,998)	25.20
Forfeited or expired	(172,744)	(92,225)	(25,755)	(290,724)	23.19
Nonvested at December 31, 2015	1,432,569	601,867	212,036	2,246,472	$23.37
(a)The number of shares shown for the performance awards is based on the target number of share awards.
(b)Consists of adjustments to vested performance awards to reflect actual performance. The adjustments were required since the original grants of the awards were at 100 percent of the targeted amounts.

The following table presents information on RSUs and performance awards granted:

	2015	2014	2013
Number of awards granted	1,080,992	1,292,000	1,315,380
Weighted-average grant-date fair value per share	$24.63	$23.80	$19.20

During the years ended December 31, 2015, 2014, and 2013, the total fair value of shares vested was $14 million, $16 million, and $17 million, respectively.

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

U. S. Steel uses euro forward sales contracts with maturities no longer than 12 months to exchange euros for U.S. dollars to manage our currency requirements and exposure to foreign currency exchange rate fluctuations. Derivative instruments are required to be recognized at fair value in the Consolidated Balance Sheet. U. S. Steel has not elected to designate these euro forward sales contracts as hedges. Therefore, changes in their fair value are recognized immediately in the Consolidated Statements of Operations. The gains and losses recognized on the euro forward sales contracts may also partially offset the accounting remeasurement gains and losses recognized on intercompany loans.

As of December 31, 2015, U. S. Steel held euro forward sales contracts with a total notional value of approximately $266 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.

Additionally, U. S. Steel uses fixed-price forward physical purchase contracts to partially manage our exposure to price risk related to the purchases of natural gas and certain nonferrous metals used in the production process. During 2015, 2014 and 2013, the forward physical purchase contracts for natural gas and nonferrous metals qualified for the normal purchases and normal sales exemption in ASC Topic 815 and were not subject to mark-to-market accounting.

The following summarizes the financial statement location and amounts of the fair values related to derivatives included in U. S. Steel’s financial statements as of December 31, 2015 and 2014:

		Fair Value
(In millions)	Balance Sheet Location	December 31, 2015	December 31, 2014
Foreign exchange forward contracts	Accounts receivable	$4	$31
Foreign exchange forward contracts	Accounts payable	$1	$—

The following summarizes the financial statement location and amounts of the gains and losses related to derivatives included in U. S. Steel’s financial statements for the years ended December 31, 2015, 2014 and 2013:

	Statement of Operations Location	Amount of Gain (Loss)
(In millions)		Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Foreign exchange forward contracts	Other financial costs	$39	$50	$(14)

In accordance with the guidance in ASC Topic 820 on fair value measurements and disclosures, the fair value of our euro forward sales contracts was determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used are from market sources that aggregate data based upon market transactions.

16. Debt

			December 31,
(In millions)	Interest Rates %	Maturity	2015	2014
2037 Senior Notes	6.65	2037	$350	$350
2022 Senior Notes	7.50	2022	400	400
2021 Senior Notes	6.875	2021	275	275
2020 Senior Notes	7.375	2020	600	600
2018 Senior Notes	7.00	2018	500	500
2017 Senior Notes	6.05	2017	450	450
2019 Senior Convertible Notes(a)	2.75	2019	—	316
Environmental Revenue Bonds	5.50 - 6.88	2016 - 2042	490	549
Recovery Zone Facility Bonds	6.75	2040	70	70
Fairfield Caster Lease		2022	30	33
Other capital leases and all other obligations		2019	1	—
Third Amended and Restated Credit Agreement	Variable	2020	—	N/A
Amended Credit Agreement	Variable	N/A	N/A	—
USSK Revolver	Variable	2016	—	—
USSK credit facilities	Variable	2016 - 2018	—	—
Total Debt			3,166	3,543
Less unamortized discount			5	45
Less short-term debt and long-term debt due within one year			45	378
Long-term debt			$3,116	$3,120
(a) As a result of USSC's CCAA filing, the 2019 Senior Convertible Notes were reclassified to current during 2014.

2019 Senior Convertible Notes
The CCAA filing by USSC on September 16, 2014 was an event of default under the terms of the Province Note loan agreement between USSC and the Province of Ontario. The failure of USSC to pay the Province Note constituted an event of default under the indenture for the 2019 Senior Convertible Notes that enabled the trustee or the holders of not less than 25 percent of the 2019 Senior Convertible Notes to declare them immediately due and payable. Therefore, the 2019 Senior Convertible Notes had been reclassified from long-term to short-term in our Consolidated Balance Sheet as of December 31, 2014. In the fourth quarter of 2015, we purchased the aggregate $316 million outstanding principal of the 2019 Senior Convertible Notes, at a price of par plus accrued interest to the purchase date.

Third Amended and Restated Credit Agreement
On July 27, 2015, the Company entered into a five-year Third Amended and Restated Credit Agreement (Third Amended and Restated Credit Agreement) replacing the Company's $875 million credit facility agreement (Amended Credit Agreement), and concurrently terminated the Receivables Purchase Agreement. The Third Amended and Restated Credit Agreement increases the amount of the facility to $1.5 billion. As of December 31, 2015, there were no amounts drawn on the Third Amended and Restated Credit Agreement and inventory and trade receivables amounts less specified reserves calculated in accordance with the Third Amended and Restated Credit Agreement supported the full availability of the facility. Maturity may be accelerated 91 days prior to the stated maturity of any outstanding senior debt if excess cash and credit facility availability do not meet the liquidity conditions set forth in the Third Amended and Restated Credit Agreement. Borrowings are secured by liens on certain domestic inventory and trade accounts receivable. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 when availability under the Third Amended and Restated Credit Agreement is less than the greater of 10 percent of the total aggregate commitments or $150 million. Since availability was greater than $150 million, compliance with the fixed charge coverage ratio covenant was not required. Based on the most recent four quarters as of December 31, 2015, we would not meet this covenant. If the value of our inventory and trade accounts receivable do not support the full amount of the facility or we are not able to meet this covenant in the future, the amount available to the Company under this facility would be reduced.

The Third Amended and Restated Credit Agreement provides for borrowings at interest rates based on defined, short-term market rates plus a spread based on availability and includes other customary terms and conditions including restrictions on our ability to create certain liens and to consolidate, merge or transfer all, or substantially all, of our assets. The Third Amended and Restated Credit Agreement expires in July 2020. As of February 24, 2016, the Company entered into an amendment to the Third Amended and Restated Credit Agreement that updated certain definitions within the Third Amended and Restated Credit Agreement to conform with the definitions of similar terms used in the Corporation’s outstanding indentures. Additionally, the Amendment increases the threshold for incurrence of additional secured debt from 10% to 15% of Consolidated Net Tangible Assets.

Amended Credit Agreement
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

USSR paid the third parties a discount based on the third-parties’ borrowing costs plus incremental fees. We paid $2 million in 2015 and $3 million in 2014 relating to fees on the RPA. These costs are included in other financial costs in the Consolidated Statement of Operations.

Generally, the facility provided that as payments are collected from the sold accounts receivables, USSR may elect to have the third-parties reinvest the proceeds in new eligible accounts receivable. As there was no activity under this facility during both 2015 and 2014, there were no collections reinvested. In connection with the Third Amended and Restated Credit Agreement, the RPA was terminated on July 27, 2015.

The eligible accounts receivable and receivables sold to third party conduits are summarized below:

(In millions)	2014
Balance of accounts receivable-net, eligible for sale to third-parties	$1,013
Accounts receivable sold to third-parties	—
Balance included in Receivables on the balance sheet of U. S. Steel	$1,013

U. S. Steel Košice (USSK) credit facilities
At both December 31, 2015 and 2014, USSK had no borrowings under its €200 million (approximately $218 million and $244 million, respectively) unsecured revolving credit facility. The Credit Agreement contains certain USSK financial covenants (as further defined in the Credit Agreement), including maximum Leverage, maximum Net Debt to Tangible Net Worth, and minimum Interest Cover ratios. The covenants are measured semi-annually for the period covering the last twelve calendar months. USSK may not draw on the Credit Agreement if it does not comply with any of the financial covenants until the next measurement date. The Credit Agreement expires in July 2016. USSK has renegotiated the €200 million unsecured revolving credit facility. See Note 26 to the Consolidated Financial Statements.

USSK had a €20 million unsecured revolving credit facility that expired in December 2015, which was replaced with a €40 million unsecured revolving credit facility that expires in December 2018. In addition, USSK has a €10 million unsecured credit facility that expires in December 2016. At December 31, 2015, USSK had no borrowings under its €40 million and €10 million unsecured credit facilities (collectively approximately $55 million) and the availability was approximately $52 million due to approximately $3 million of customs and other guarantees outstanding. At December 31, 2014, USSK had no borrowings under its €20 million and €10 million unsecured credit facilities (collectively approximately $36 million) and the availability was approximately $33 million due to approximately $3 million of customs and other guarantees outstanding.
Each of these facilities bear interest at the applicable inter-bank offer rate plus a margin and contain customary terms and conditions. USSK is the sole obligor on the facilities and is obligated to pay a commitment fee on the undrawn portion of the facilities.

Change in control event
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,575 million as of December 31, 2015 (including the Senior Notes) may be declared due and payable; (b) the Third Amended and Restated Credit Agreement and USSK’s €200 million revolving credit agreement may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield Works slab caster for $32 million or provide a letter of credit to secure the remaining obligation.
Debt Maturities – Aggregate maturities of debt are as follows (in millions):

2016	2017	2018	2019	2020	Later Years	Total
$45	$500	$503	$59	$604	$1,455	$3,166

17. Pensions and Other Benefits

U. S. Steel has defined contribution or multi-employer retirement benefits for more than two-thirds of its North American employees and non-contributory defined benefit pension plans covering the remaining North American employees. In the United States, benefits under the defined benefit pension plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. In addition, pension benefits for most salaried employees in the United States under these plans are based upon a percent of total career pensionable earnings. Effective December 31, 2015, non-union participants in the defined benefit plan will not accrue additional benefits under the plan. For those without defined benefit coverage (defined benefit pension plan was closed to new participants in 2003) and those for which the defined benefit plan was frozen, the Company also provides a retirement account benefit based on salary and attained age. Most salaried employees in the United States also participate in defined contribution plans (401(k) plans) whereby the Company matches a certain percentage of salary based on the amount contributed by the participant. At December 31, 2015, approximately two-thirds of U. S. Steel’s union employees in the United States are covered by the Steelworkers Pension Trust (SPT), a multi-employer pension plan, to which U. S. Steel contributes on the basis of a fixed dollar amount for each hour worked.

As a result of the CCAA filing, USSC benefit obligations and expenses are not included in U. S. Steel's consolidated financial results as of December 31, 2015 and 2014 and for the period September 16, 2014 through December 31, 2015, respectively.

U.S. Steel’s defined benefit retiree health care and life insurance plans (Other Benefits) cover the majority of its employees in North America upon their retirement. Health care benefits are provided through hospital, surgical, major medical and drug benefit provisions or through health maintenance organizations, both subject to various cost sharing features, and in most cases domestically, an employer cap on total costs. Upon their retirement, most salaried employees in the United States are provided with a flat dollar pre-Medicare benefit and a death benefit. Per an amendment effective June 30, 2014, non-union retiree medical and retiree life insurance benefits are eliminated for non-union employees who retire after December 31, 2017. See Collective Bargaining Agreement discussion below.

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

On February 1, 2016, the USW ratified successor three year Collective Bargaining Agreements with U. S. Steel and its U. S. Steel Tubular Products, Inc. subsidiary (the 2015 Labor Agreements). The 2015 Labor Agreements are retroactive to September 1, 2015 and expire on September 1, 2018.
The 2015 Labor Agreements provide for certain employee and retiree benefit modifications, as well as closure of the Other Benefits plan to employees hired or rehired under certain conditions on or after January 1, 2016. Instead, these employees will receive a company defined contribution into a savings account of $0.50 per hour worked.
Additionally, the 2015 Labor Agreements preserved the Company’s capped amounts for retiree healthcare contributions and restructured prior contractual obligations that required U. S. Steel to make $235 million in cash contributions to our trust for represented retiree health care and life insurance benefits (VEBA). These funds will now be used to help keep healthcare affordable for our retirees.
The 2015 Labor Agreements required remeasurement of the other post-retirement benefit (OPEB) plans effective February 1, 2016, to reflect the changes to retiree benefits. The discount rate used for the February 1, 2016 remeasurement was 4.00 percent, as compared to 4.25 percent at December 31, 2015.

As a result of the remeasurement, the OPEB accumulated benefit obligation increased by $213 million.

U. S. Steel uses a December 31 measurement date for its plans and may have an interim measurement date if significant events occur. Details relating to Pension Benefits and Other Benefits are below.

	Pension Benefits		Other Benefits
(In millions)	2015	2014	2015	2014
Change in benefit obligations
Benefit obligations at January 1	$7,319	$10,257	$2,715	$3,378
Service cost	102	106	21	22
Interest cost	263	396	97	132
Deconsolidation of USSC	—	(3,026)	—	(713)
Plan amendments	—	—	—	(48)
Actuarial (gains) losses	(402)	590	(318)	220
Exchange rate (gain)/loss	(3)	(124)	2	(28)
Settlements, curtailments and termination benefits	(207)	(74)	—	(12)
Benefits paid	(698)	(806)	(207)	(236)
Benefit obligations at December 31	$6,374	$7,319	$2,310	$2,715
Change in plan assets
Fair value of plan at January 1	$6,353	$9,122	$2,120	$1,970
Actual return on plan assets	(22)	663	(8)	189
Employer contributions	—	187	10	—
Exchange rate loss	—	(106)	—	—
Deconsolidation of USSC	—	(2,720)	—	—
Benefits paid from plan assets	(692)	(793)	(132)	(39)
Fair value of plan assets at December 31	$5,639	$6,353	$1,990	$2,120
Funded status of plans at December 31	$(735)	$(966)	$(320)	$(595)

Amounts recognized in accumulated other comprehensive loss:

		2015
(In millions)	12/31/2014	Amortization	Activity	12/31/2015
Pensions
Prior Service Cost	$45	$(17)	$—	$28
Actuarial Losses	2,828	(241)	(156)	2,431
Other Benefits
Prior Service Cost	(180)	6	7	(167)
Actuarial Losses	255	(7)	(154)	94

As of December 31, 2015 and 2014, the following amounts were recognized in the Consolidated Balance Sheet:

	Pension Benefits		Other Benefits
(In millions)	2015	2014	2015	2014
Noncurrent assets	$—	$—	$—	$—
Current liabilities	(6)	(158)	(66)	(389)
Noncurrent liabilities	(729)	(808)	(254)	(206)
Accumulated other comprehensive loss (a)	2,459	2,873	(73)	75
Net amount recognized	$1,724	$1,907	$(393)	$(520)

(a)
Accumulated other comprehensive loss effects associated with accounting for pensions and other benefits in accordance with ASC Topic 715 at December 31, 2015 and December 31, 2014, respectively, are reflected net of tax of $938 million and $1,152 million respectively, on the Consolidated Statements of Stockholders’ Equity.

The Accumulated Benefit Obligation (ABO) for all defined benefit pension plans was $6,166 million and $6,847 million at December 31, 2015 and 2014, respectively.

	December 31,
(In millions)	2015	2014
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligations (ABO)	$(6,166)	$(6,847)
Aggregate projected benefit obligations (PBO)	(6,374)	(7,319)
Aggregate fair value of plan assets	5,639	6,353

The aggregate ABO in excess of plan assets reflected above is included in the payroll and benefits payable and employee benefits lines on the Consolidated Balance Sheet.

Following are the details of net periodic benefit costs related to Pension and Other Benefits:

	Pension Benefits			Other Benefits
(In millions)	2015	2014	2013	2015	2014	2013
Components of net periodic benefit cost:
Service cost	$102	$106	$128	$21	$22	$27
Interest cost	263	396	403	97	132	141
Expected return on plan assets	(435)	(563)	(611)	(155)	(143)	(131)
Amortization - prior service costs	17	22	24	(6)	(16)	(13)
- actuarial losses (gains)	241	271	367	7	(1)	31
Net periodic benefit cost (benefit), excluding below	188	232	311	(36)	(6)	55
Multiemployer plans (a)	68	76	74	—	—	—
Settlement, termination and curtailment losses/(gains)	35	29	11	(4)	(19)	—
Net periodic benefit cost	$291	$337	$396	$(40)	$(25)	$55

(a)	Primarily represents pension expense for the SPT covering United Steelworkers (USW) employees hired from National Steel Corporation and new USW employees hired after May 21, 2003.

Net periodic benefit cost for pensions and other benefits is projected to be approximately $97 million and approximately $(4) million, respectively, in 2016. The pension cost projection includes approximately $65 million of contributions to the SPT. The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2016 are as follows:

(In millions)	Pension Benefits 2016	Other Benefits 2016
Amortization of actuarial loss	$129	$3
Amortization of prior service cost	11	10
Total recognized from accumulated other comprehensive income	$140	$13

Weighted average assumptions used to determine the benefit obligation at December 31 and net periodic benefit cost for the year ended December 31 are detailed below. As a result of the CCAA filing and the deconsolidation of USSC, 2014 assumptions for Canada are not presented.

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
	U.S. and Europe	U.S. and Europe	U.S.	U.S.
Actuarial assumptions used to determine benefit obligations at December 31:
Discount rate	4.25%	3.75%	4.25%	3.75%
Increase in compensation rate	2.60%	3.00%	3.50%	3.50%

	Pension Benefits
	2015	2014	2013
	U.S. and Europe	U.S. and Europe	U.S. and Europe	Canada
Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31:
Discount rate	3.75%	4.50%	3.75%	3.75%
Expected annual return on plan assets	7.50%	7.75%	7.75%	7.25%
Increase in compensation rate	3.00%	3.00%	3.00%	3.00%

	Other Benefits
	2015	2014	2013
	U.S.	U.S.	U.S.	Canada
Discount rate	3.75%	4.50%	3.75%	3.75%
Expected annual return on plan assets	7.50%	7.75%	7.75%	n/a
Increase in compensation rate	3.50%	4.00%	4.00%	3.00%

The discount rate reflects the current rate at which the pension and other benefit liabilities could be effectively settled at the measurement date. In setting the domestic rates, we utilize several AAA and AA corporate bond indices as an indication of interest rate movements and levels. Based on this evaluation at December 31, 2015, U. S. Steel increased the discount rate used to measure both domestic Pension and Other Benefits obligations to 4.25 percent.

	2015	2014
Assumed health care cost trend rates at December 31:	U.S.	U.S.
Health care cost trend rate assumed for next year	7.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2019

A one-percentage-point change in the assumed return on plan assets, discount rate or health care cost trend rates would have the following effects:

(In millions)	1-Percentage- Point Increase	1-Percentage- Point Decrease
Expected return on plan assets
Incremental (decrease) increase in:
Net periodic pension costs for 2016	$(76)	$76
Discount rate
Incremental (decrease) increase in:
Net periodic pension & other benefits costs for 2016	$(12)	$8
Pension & other benefits liabilities at December 31, 2015	$(733)	$863
Health care cost escalation trend rates
Incremental increase (decrease) in:
Other postretirement benefit obligations	$94	$(81)
Service and interest costs components	$4	$(4)

U. S. Steel reviews its actual historical rate experience and expectations of future health care cost trends to determine the escalation of per capita health care costs under U. S. Steel’s benefit plans. About two thirds of our costs for the domestic USW participants’ retiree health benefits in the Company’s main domestic benefit plan are limited to a per capita dollar maximum calculation based on 2006 base year actual costs incurred under the main U. S. Steel benefit plan for USW participants (cost cap). The full effect of the cost cap is expected to be realized around 2024. After 2024, the Company’s costs for a majority of USW retirees and their dependents are expected to remain fixed and as a result, the cost impact of health care escalation for the Company is projected to be limited for this group.

Plan Assets
ASC Topic 820 establishes a single definition of fair value, creates a three-tier hierarchy as a framework for measuring fair value based on inputs used to value the Plan's investments, and requires additional disclosure about fair value. The categories for determining fair market value are summarized below:

•	Level 1 – Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Partnership has the ability to access.
•Level 2 – Inputs to the valuation methodology include:
◦Quoted prices for similar assets or liabilities in active markets;
◦Quoted prices for identical or similar assets or liabilities in inactive markets;
◦Inputs other than quoted prices that are observable for the asset or liability;
◦Inputs that are derived principally from or corroborated by observable market data by correlation or other means
If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.
•Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

U. S. Steel’s Pension plan and Other Benefits plan assets are classified as follows:

Level 1	Level 2	Level 3
Investment Trusts	Internally Managed Partnerships	Private Equities
Exchange-traded Funds	Non-public Investment Partnerships	Timberlands
Short-term Investments		Real Estate
Equity Securities - U.S.		Mineral Interests

An instrument’s level is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2015 and 2014. Short-term investments are valued at amortized cost which approximates fair value to the short-term maturity of the instruments. Equity securities - U.S. are valued at the closing price reported on the active exchange on which the individual securities are traded. Investments in investment trusts and exchange-traded funds are valued using a market approach at the closing price reported in an active market. Internally managed partnerships are valued using a market approach at the net asset value (NAV) of units held; however, investment opportunities in these partnerships are restricted to the benefit plans of U. S. Steel, its subsidiaries and current and former affiliates. Investments in non-public investment partnerships are valued using a NAV market approach based on the aggregate value of the underlying investments. Private equities are valued using information provided by external managers for each individual investment held in the fund. Real estate and timberland investments are either appraised or valued using the investment managers’ assessment of the assets within the fund. Mineral Interests are valued at the present value of estimated future cash flows discounted at estimated market rates for assets of similar quality and duration.

The following is a summary of U. S. Steel’s Pension plan assets carried at fair value at December 31, 2015 and 2014:

	Fair Value Measurements at December 31, 2015 (in millions)
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Classes
Interest in Internally Managed Partnership – Fixed Income(a)	$1,550	$—	$1,550	$—
Interest in Internally Managed Partnership – Equity(b)	2,350	—	2,350	—
Interest in Investment Partnerships(c)	594	—	594	—
Timberlands	282	—	—	282
Private equities	280	—	—	280
Real estate	307	—	—	307
Other(d)	276	273	—	3
Total	$5,639	$273	$4,494	$872

(a)
UCF Fixed Income Fund LP – a Delaware limited partnership that offers interests to employee benefit plans for which United States Steel and Carnegie Pension Fund (UCF) acts as trustee, investment advisor and/or investment manager. Looking through the limited partnership, the plan’s holdings are as follows:

Debt Securities – U.S.	$1,070
Government Bonds – U.S.	562
Agency Mortgages	37
Other(1)	(119)
Total	$1,550
(1) Other includes $16 million of accrued income, $1 million of short-term investment fund, $(101) million of investment purchases payable, and a $(35) million partner withdrawal.

(b)
UCF Equity Fund LP – a Delaware limited partnership that offers interests to employee benefit plans for which UCF acts as trustee, investment advisor and/or investment manager. Looking through the limited partnership, the plan’s holdings are as follows:

Equity Securities – U.S.	$2,091
Equity Securities – Foreign	107
Other(2)	152
Total	$2,350
(2) Other includes $113 million of investment sales receivable, $33 million of an exchange-traded fund,$4 million of accrued income, and $2 million of short-term investment fund.

(c)	Private investment partnerships whose investment objectives are to achieve long-term capital appreciation by investing in global equity markets.

(d)
Asset categories that are greater than 3% of investments at fair value are disclosed separately. All Other includes interests in investment trusts, exchange-traded funds, short-term investments, mineral interests and miscellaneous receivables and payables.

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

(a)
UCF Fixed Income Fund LP - a Delaware limited partnership that offers interests to employee benefit plans for which UCF acts as trustee, investment advisor and/or investment manager. Looking through the limited partnership, the plan’s holdings are as follows:

Debt Securities – U.S.	$1,265
Government Bonds – U.S.	472
Agency Mortgages	49
Other(1)	14
Total	$1,800
(1) Other includes $16 million of accrued income,$9 million of investment sales receivable, $5 million of short-term investment fund, and a $(16) million partner withdrawal.

(b)
UCF Equity Fund LP - a Delaware limited partnership that offers interests to employee benefit plans for which UCF acts as trustee, investment advisor and/or investment manager. Looking through the limited partnership, the plan’s holdings are as follows:

Equity Securities – U.S.	$2,441
Equity Securities – Foreign	126
Other(2)	76
Total	$2,643
(2) Other includes $64 million of an exchange-traded fund, $36 million of investment sales receivable, $6 million of short-term investment fund, $3 million of short-term investment fund, a $(24) million partner withdrawal, and $(9) million of investment purchases payable.

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

The following table sets forth a summary of changes in the fair value of U. S. Steel’s Pension plan Level 3 assets for the years ended December 31, 2015 and 2014 (in millions):

	Level 3 assets only
(In millions)	2015	2014
Balance at beginning of period	$940	$913
Transfers in and/or out of Level 3	—	—
Deconsolidation of USSC	—	(14)
Actual return on plan assets:
Realized gain	87	51
Net unrealized (loss)/gain	(65)	49
Purchases, sales, issuances and settlements:
Purchases	94	89
Sales	(184)	(148)
Balance at end of period	$872	$940

The following is a summary of U. S. Steel’s Other Benefits plan assets carried at fair value at December 31, 2015 and 2014:

	Fair Value Measurements at December 31, 2015 (in millions)
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Classes
Interest in Internally Managed Partnership – Fixed Income (a)	$692	$—	$692	$—
Interest in Internally Managed Partnership – Equity(b)	973	—	973	—
Interest in Investment Partnerships(c)	125	—	125	—
Private equities	60	—	—	60
Other(d)	140	58	—	82
Total	$1,990	$58	$1,790	$142

(a)
UCF Fixed Income Fund LP – a Delaware limited partnership that offers interests to employee benefit plans for which UCF acts as trustee, investment advisor and/or investment manager. Looking through the limited partnership, the plan’s holdings are as follows:

Debt Securities – U.S.	$346
Government Bonds – U.S.	181
Agency Mortgages	12
Other(1)	153
Total	$692
(1) Other includes a $180 million partner contribution, $5 million of accrued income, and $(32) million of investment purchases payable.

(b)
UCF Equity Fund LP – a Delaware limited partnership that offers interests to employee benefit plans for which UCF acts as trustee, investment advisor and/or investment manager. Looking through the limited partnership, the plan’s holdings are as follows:

Equity Securities – U.S.	$1,033
Equity Securities – Foreign	53
Other(2)	(113)
Total	$973
(2) Other includes $56 million of investment sales receivables, $16 million of an exchange-traded fund, $2 million of accrued income, $1 million of short-term investment fund, and a $(188) million partner withdrawal.

(c)	Private investment partnerships whose investment objectives are to achieve long-term capital appreciation by investing in global equity markets.

(d)
Asset categories that are greater than 3% of investments at fair value are disclosed separately. All Other includes short-term investments, exchange-traded funds, real estate, timberlands and miscellaneous receivables and payables.

	Fair Value Measurements at December 31, 2014 (in millions)
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Classes
Interest in Internally Managed Partnership – Fixed Income(a)	$547	$—	$547	$—
Interest in Internally Managed Partnership – Equity(b)	1,265	—	1,265	—
Interest in Investment Partnerships(c)	134	—	134	—
Other(d)	174	47	—	127
Total	$2,120	$47	$1,946	$127

(a)
UCF Fixed Income Fund LP – a Delaware limited partnership that offers interests to employee benefit plans for which UCF acts as trustee, investment advisor and/or investment manager. Looking through the limited partnership, the plan’s holdings are as follows:

Debt Securities – U.S.	$382
Government Bonds – U.S.	143
Agency Mortgages	15
Other(1)	7
Total	$547
(1) Other includes $5 million of accrued income, $3 million of investment sales receivables, $1 million of short-term investment fund, and a $(2) million partner withdrawal.

(b)
UCF Equity Fund LP – a Delaware limited partnership that offers interests to employee benefit plans for which UCF acts as trustee, investment advisor and/or investment manager. Looking through the limited partnership, the plan’s holdings are as follows:

Equity Securities – U.S.	$1,161
Equity Securities – Foreign	60
Exchange-traded funds	—
Other(2)	44
Total	$1,265
(2) Other includes $30 million of an exchange-traded fund, $17 million of investment sales receivables, $3 million of short-term investment fund, $2 million of accrued income, $(4) million of investment purchases payable, and a $(4) million partner withdrawal.

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

The following table sets forth a summary of changes in the fair value of U. S. Steel’s Other Benefits plan Level 3 assets for the years ended December 31, 2015 and 2014 (in millions):

	Level 3 assets only
(In millions)	2015	2014
Balance at beginning of period	$127	$99
Transfers in and/or out of Level 3	—	—
Actual return on plan assets:
Realized gain	10	5
Net unrealized gain	3	7
Purchases, sales, issuances and settlements:
Purchases	25	30
Sales	(23)	(14)
Balance at end of period	$142	$127

U. S. Steel’s investment strategy for its U.S. pension and other benefits plan assets provides for a diversified mix of public equities, high quality bonds and selected smaller investments in private equities, investment trusts and partnerships, timber and mineral interests. For its U.S. Pension and Other Benefit plans, U. S. Steel has a target allocation for plan assets of 60 percent in equities (inclusive of private equity and investment trusts). The balance is primarily invested in corporate bonds, Treasury bonds and government-backed mortgages. U. S. Steel believes that returns on equities over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds tend to offset some of the short-term volatility of stocks. Both equity and fixed-income investments are made across a broad range of industries and companies to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel will use a 7.50 percent assumed rate of return on assets for the development of net periodic cost for the main defined benefit pension plan and domestic OPEB plans in 2016. The 2016 assumed rate of return is consistent with the rate of return used for 2015 domestic expense and was determined by taking into account the intended asset mix and some moderation of the historical premiums that fixed-income and equity investments have yielded above government bonds. Actual returns since the inception of the plans have exceeded this 7.50 percent rate and while recent annual returns have been volatile, it is U. S. Steel’s expectation that rates will achieve this level in future periods.

Steelworkers Pension Trust
U. S. Steel participates in a multi-employer defined benefit pension plan, the Steelworkers Pension Trust (SPT). For most bargaining unit employees participating in the SPT, U. S. Steel contributes to the SPT a fixed dollar amount for each hour worked of $2.65; a rate agreed to as part of the 2015 Labor Agreements, that are set to expire on September 1, 2018. U. S. Steel’s contributions to the SPT represented greater than 5% of the total combined contributions of all employers participating in the plan for the years ended December 31, 2015, 2014 and 2013.

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

U. S. Steel’s participation in the SPT for the annual periods ended December 31, 2015, 2014 and 2013 is outlined in the table below.

	Employer Identification Number/ Pension Plan Number	Pension Protection Act Zone Status as of December 31(a)		FIP/RP Status Pending/ Implemented(b)	U.S. Steel Contributions (in millions)			Surcharge Imposed(c)		Expiration Date of Collective Bargaining Agreement
Pension Fund		2015	2014		2015	2014	2013	2015	2014
Steelworkers Pension Trust	23-6648508/499	Green	Green	No	$66	$73	$74	No	No	September 1, 2018

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

Cash Flows
Employer Contributions – In addition to the contributions to the SPT noted in the table above, U. S. Steel made $38 million of pension payments not funded by trusts. In 2014, U. S. Steel made a $140 million voluntary contribution to its main defined benefit pension plan, $47 million in required contributions to the USSC plans prior to the CCAA filing and the deconsolidation of USSC, and $87 million of pension payments not funded by trusts.

Cash payments totaling $75 million and $198 million were made for other postretirement benefit payments not funded by trusts in 2015 and 2014, respectively. The decrease in 2015 cash benefit payments not funded by trusts is due to the utilization of assets from our VEBA in the amount of $120 million to pay associated claims. In addition, in 2015, we made a $10 million contribution to our VEBA. The 2015 Labor Agreements restructured prior contractual obligations that required U. S. Steel to make $235 million in cash contributions to the VEBA trust fund. These funds will now be used to help keep healthcare affordable for our retirees.

Estimated Future Benefit Payments – The following benefit payments, which reflect expected future service as appropriate, are expected to be paid from U. S. Steel’s defined benefit plans:

(In millions)	Pension Benefits	Other Benefits
2016	$580	$198
2017	537	204
2018	512	180
2019	501	175
2020	485	169
Years 2021 - 2025	2,215	756

Defined contribution plans
U. S. Steel also contributes to several defined contribution plans for its salaried employees. Approximately two-thirds of non-union salaried employees in North America receive pension benefits through a defined contribution pension plan with contribution percentages based upon age, for which company contributions totaled $17 million, $18 million and $19 million in 2015, 2014 and 2013, respectively. Effective December 31, 2015, all non-union salaried employees in North America will receive pension benefits through a defined contribution pension plan. The Company expects an additional $12 million in contributions related to this benefit change. U. S. Steel’s matching contributions to salaried employees’ defined contribution savings fund plans, which for the most part are based on a percentage of the employees’ contributions, totaled $22 million in 2015 and $23 million in both 2014 and 2013. Most union employees are eligible to participate in a defined contribution savings fund plan where there is no company match on savings except for certain Canadian (prior to the deconsolidation as discussed in Note 4) and Tubular hourly employees whose company contributions totaled $1 million in 2015, and $3 million in both 2014 and 2013. U. S. Steel also maintains a supplemental thrift plan to provide benefits which are otherwise limited by the Internal Revenue Service for qualified plans. U. S. Steel’s costs under these defined contribution plans totaled $1 million in 2015, $1 million in 2014 and $2 million in 2013.

Other postemployment benefits
The Company provides benefits to former or inactive employees after employment but before retirement. Certain benefits including workers’ compensation and black lung benefits represent material obligations to the Company and under the guidance for nonretirement postemployment benefits, have historically been treated as accrued benefit obligations. Liabilities for these benefits recorded at December 31, 2015, totaled $128 million as compared to $127 million at December 31, 2014. Liability amounts were developed assuming a discount rate of 4.25 percent and 3.75 percent at December 31, 2015 and 2014. Net periodic benefit cost for these benefits is projected to be $19 million in 2016 compared to $46 million in 2015 and $16 million in 2014.
Non-retirement postemployment benefits
U. S. Steel incurred costs of approximately $133 million in 2015 related to the accrual of employee costs for supplemental unemployment benefits and the continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others. Payments for these benefits during 2015 were $33 million. There were no significant similar costs incurred during 2014.

Pension Funding
In November 2015, pension stabilization legislation further extended a revised interest rate formula to be used to measure defined benefit pension obligations for calculating minimum annual contributions. The new interest rate formula results in higher interest rates for minimum funding calculations as compared to prior law over the next few years, which will improve the funded status of our main defined benefit pension plan and reduce minimum required contributions. U. S. Steel made voluntary contributions to our main U.S. defined benefit plan of $140 million in 2014. U. S. Steel will monitor the status of the plan to determine when voluntary contributions may be prudent in order to mitigate potentially larger mandatory contributions in later years. Effective December 31, 2015, future benefit accruals for non-union salaried employees were frozen. The freeze represents an annual reduction to the minimum funding determination starting in 2016 of approximately $40 million per year.

18. Asset Retirement Obligations

U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine, landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs for the years ended December 31, 2015 and 2014:

	December 31,
(In millions)	2015		2014
Balance at beginning of year	$48		$59
Additional obligations incurred	45	(a)	6
Obligations settled	(6)		(19)	(b)
Foreign currency translation effects	(1)		(2)
Accretion expense	3		4
Balance at end of period	$89		$48
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

19. Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, current accounts and notes receivable, accounts payable, bank checks outstanding, and accrued interest included in the Consolidated Balance Sheet approximate fair value. See Note 15 for disclosure of U. S. Steel’s derivative instruments, which are accounted for at fair value on a recurring basis. Additionally, see Notes 4 and 5 for disclosure of short-term and long-term receivables from related parties (USSC Retained Interest) which is presented net of the allowance for doubtful accounts, which approximates fair value.

The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$1,896	$3,130	$3,740	$3,466
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

Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees see Note 25.

20. Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions) (a)	Pension and Other Benefit Items		Foreign Currency Items		Other	Total
Balance at December 31, 2013	$(2,127)		$375		$—	$(1,752)
Other comprehensive (loss) before reclassifications	(395)		(96)		(5)	(496)
Amounts reclassified from AOCI	177	(b)	162	(c)	—	339
Deconsolidation of U. S. Steel Canada (c)	493		(25)		—	468
Net current-period other comprehensive income (loss)	275		41		(5)	311
Balance at December 31, 2014	$(1,852)		$416		$(5)	$(1,441)
Other comprehensive income (loss) before reclassifications	196		(104)		(25)	67
Amounts reclassified from AOCI	177	(b)	—		28	205
Net current-period other comprehensive income (loss)	373		(104)		3	272
Balance at December 31, 2015	$(1,479)		$312		$(2)	$(1,169)
(a)All amounts are net of tax. Amounts in parentheses indicate decreases in AOCI.
(b)See table below for further details. The amount for 2015 also includes $17 million for a postemployment benefits actuarial adjustment.
(c)Included in the Losses associated with U. S. Steel Canada Inc. line on the Consolidated Statements of Operations.

		Amount reclassified from AOCI
(In millions) (a)	Details about AOCI components	2015	2014	2013
	Amortization of pension and other benefit items
	Prior service costs (b)	$(11)	$(6)	$(11)
	Actuarial gains/(losses) (b)	(265)	(270)	(398)
	Settlements, termination and curtailment gains (b)	—	(10)	—
	Total before tax	(276)	(286)	(409)
	Tax benefit	99	109	143
	Net of tax	$(177)	$(177)	$(266)
(a)Amounts in parentheses indicate decreases in AOCI.

(b)	These AOCI components are included in the computation of net periodic benefit cost (see Note 17 for additional details).

21. Supplemental Cash Flow Information

	Year Ended December 31,
(In millions)	2015	2014	2013
Net cash used in operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(229)	$(236)	$(238)
Income taxes refunded (paid)	$—	$157	$(20)
Non-cash investing and financing activities:
Change in accrued capital expenditures (a)	$59	$12	$(7)
Assets acquired under capital lease	$—	$—	$—
U. S. Steel common stock issued for employee stock plans	$—	$—	$—
(a) 2014 and 2013 amounts have been revised to correct a prior period error that resulted in a decrease to the change in accrued capital expenditures of $61 million and an increase to the change in accrued capital expenditures of $9 million, respectively.

22. Transactions with Related Parties

Net sales to related parties and receivables from related parties primarily reflect sales of raw materials and steel products to equity investees and USSC after the CCAA filing on September 16, 2014. Generally, transactions are conducted under long-term contractual arrangements. Related party sales and service transactions were $1,463 million, $1,358 million and $1,155 million in 2015, 2014 and 2013, respectively.

Purchases from related parties for outside processing services provided by equity investees and USSC after the CCAA filing on September 16, 2014 amounted to $383 million, $147 million and $67 million during 2015, 2014 and 2013, respectively. Purchases of iron ore pellets from related parties amounted to $203 million, $269 million and $246 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $66 million and $78 million at December 31, 2015 and 2014, respectively for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties, including USSC after the CCAA filing on September 16, 2014, totaled $15 million and $53 million at December 31, 2015 and 2014, respectively.

23. Leases

Future minimum commitments for capital leases (including sale-leasebacks accounted for as financings) and for operating leases having initial non-cancelable lease terms in excess of one year are as follows:

(In millions)	Capital Leases	Operating Leases
2016	$5	$85
2017	5	71
2018	5	43
2019	5	17
2020	5	6
Later years	17	26
Sublease rentals	—	—
Total minimum lease payments	$42	$248
Less imputed interest costs	11
Present value of net minimum lease payments included in long-term debt (see Note 16)	$31

Operating lease rental expense:

	Year Ended December 31,
(In millions)	2015	2014	2013
Minimum rentals	$117	$111	$111
Contingent rentals	11	12	11
Sublease rentals	—	—	—
Net rental expense	$128	$123	$122

U. S. Steel leases a wide variety of facilities and equipment under operating leases, including land and building space, office equipment, production equipment and transportation equipment. Most long-term leases include renewal options and, in certain leases, purchase options. See the discussion of residual value guarantees under “other contingencies” in Note 25. Contingent rental payments are determined based on operating lease agreements that include floating rental charges that are directly associated to variable operating components.

24. Restructuring and Other Charges

As a result of lower steel prices, decreased demand for steel products and the continued high level of imports, during the year ended December 31, 2015, the Company recorded restructuring charges of $322 million, primarily related to the permanent shutdown of the Fairfield Flat-Rolled Operations and the cokemaking operations at Gary Works and Granite City Works, within our Flat-Rolled segment and headcount reductions across the Company. Cash payments were made related to severance and exit costs of $28 million. Favorable adjustments for changes in estimates on restructuring reserves were made for $21 million, primarily related to employee and environmental costs associated with the shutdown of our cokemaking operations at Gary Works and Granite City Works within our Flat-Rolled segment.

As a result of the acceleration of imports, rationalization of our production facilities and company wide headcount reductions, during the year ended December 31, 2014, the Company recorded severance related charges of $16 million, for additional headcount reductions related to our Canadian operations, within our Flat-Rolled segment; certain of our Tubular operations in Bellville, Texas and McKeesport, Pennsylvania within our Tubular segment; and our USSK operations within our USSE segment as well as headcount reductions principally within the Company’s corporate functions. The Company also recorded charges of $195 million and $37 million, related to the impairment of carbon alloy facilities and the write-off of pre-engineering costs associated with a proposed Keetac expansion, respectively, within our Flat-Rolled segment. Additionally, an asset impairment charge of $14 million was taken for certain of the Company's non-strategic assets that were designated as held for sale in our Other Businesses. Cash payments were made related to severance and exit costs of $16 million. Favorable adjustments for changes in estimates on and the removal of restructuring reserves as a result of the deconsolidation of USSC were made for $17 million within our Flat-Rolled segment.
During 2013, the Company implemented certain headcount reductions and production facility closures related to our iron and steelmaking facilities at Hamilton Works in Canada within our Flat-Rolled segment, barge operations related to Warrior and Gulf Navigation (WGN) in Alabama within our Other Businesses and administrative headcount reductions at our Hamilton Works and Lake Erie Works also in Canada within our Flat-Rolled segment. We closed our iron and steelmaking facilities at Hamilton Works effective December 31, 2013.
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

The activity in the accrued balances and the non-cash charges and credits incurred in relation to restructuring and other cost reduction programs during the years ended December 31, 2015 and December 31, 2014 and recorded in the restructuring and other charges line in the Consolidated Statements of Operations are as follows:

(in millions)	Employee Related Costs		Pension and Other Benefits Charges	Exit Costs		Non-cash Charges		Total
Balance at December 31, 2013	$16		$—	$6		$—		$22

Additional charges	16		—	—		246	(b)	262
Cash payments/utilization	(11)		—	(5)		(246)		(262)
Other adjustments and reclasses	(16)	(a)	—	(1)		—		(17)

Balance at December 31, 2014	$5		$—	$—		$—		$5

Additional charges	77		18	122	(c)	126	(d)	343
Cash payments/utilization	(19)		(18)	(9)		(126)		(172)
Other adjustments and reclasses	(15)		—	(6)		—		(21)

Balance at December 31, 2015	$48		$—	$107		$—		$155
(a) Includes an adjustment to remove restructuring reserves of $4 million as a result of the deconsolidation of USSC as of the end of the day on September 15, 2014.
(b)Charges are primarily related to the impairment of carbon alloy facilities and the write-off of pre-engineering costs from the Keetac expansion project.
(c) Primarily environmental costs and charges associated with take or pay contracts.
(d) Charges are primarily related to asset impairments and accelerated depreciation associated with the permanent shutdown of the Fairfield Flat-Rolled Operations and the cokemaking operations at Gary Works and Granite City Works.

Accrued liabilities for restructuring and other cost reduction programs are included in the following balance sheet lines:

(in millions)	December 31, 2015	December 31, 2014
Accounts payable	$90	$—
Payroll and benefits payable	48	5
Deferred credits and other noncurrent liabilities	17	—
Total	$155	$5

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

Asbestos matters – As of December 31, 2015, U. S. Steel was a defendant in approximately 820 active cases involving approximately 3,315 plaintiffs. The vast majority of these cases involve multiple defendants. As of December 31, 2014, U. S. Steel was a defendant in approximately 880 cases involving approximately 3,455 plaintiffs. About 2,465, or approximately 74 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During 2015, settlements and other dispositions resolved approximately 415 cases, and new case filings added approximately 275 cases. During 2014, settlements and other dispositions resolved approximately 190 cases, and new case filings added approximately 325 cases.

The following table shows the number of asbestos claims in the current year and the prior two years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2013	3,330	250	240	3,320
December 31, 2014	3,320	190	325	3,455
December 31, 2015	3,455	415	275	3,315

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

	Year Ended December 31,
(In millions)	2015	2014
Beginning of period	$212	$233
Accruals for environmental remediation deemed probable and reasonably estimable	—	5
Adjustments for changes in estimates	(5)	—
Obligations settled (a)	(10)	(26)
End of period	$197	$212
(a) Includes approximately $2 million for the year ended December 31, 2014 as a result of the deconsolidation of USSC as of the end of the day on September 15, 2014. See Note 4 for details.

Accrued liabilities for remediation activities are included in the following balance sheet lines:

(In millions)	December 31, 2015	December 31, 2014
Accounts payable	$14	$19
Deferred credits and other noncurrent liabilities	183	193
Total	$197	$212

Expenses related to remediation are recorded in cost of sales and were immaterial for the year ended December 31, 2015 , and totaled $5 million and $45 million for the years ended December 31, 2014 and 2013, respectively. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 15 to 25 percent.

Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

Projects with Ongoing Study and Scope Development – Projects which are still in the development phase. For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are five environmental remediation projects where additional costs for completion are not currently estimable, but could be material. These projects are at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI), the Fairless Plant, and the former steelmaking plant at Joliet, Illinois. As of December 31, 2015, accrued liabilities for these projects totaled $1 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $25 million to $40 million.

Significant Projects with Defined Scope – Projects with significant accrued liabilities with a defined scope. As of December 31, 2015, there are four significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $152 million. These projects are: Gary RCRA (accrued liability of $33 million), the former Geneva facility (accrued liability of $63 million), the former Duluth facility St. Louis River Estuary (accrued liability of $49 million), and the Solid Waste Management Unit (SWMU) #4 at UPI (accrued liability of $7 million).

Other Projects with a Defined Scope – Projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are four other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at December 31, 2015 was $8 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects had each an accrued liability of less than $1 million. The total accrued liability for these projects at December 31, 2015 was approximately $5 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $24 million at December 31, 2015 and were based on known scopes of work.

Administrative and Legal Costs – As of December 31, 2015, U. S. Steel had an accrued liability of $7 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In 2015 and 2014, such capital expenditures totaled $88 million and $83 million, respectively. U. S. Steel anticipates making additional expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
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
NAAQS Standards – The EPA recently revised the National Ambient Air Quality Standards (NAAQS) for nitrogen oxide, sulfur dioxide, particulate matter, and lead. It is likely that the new requirements in the State Implementation

Plans (SIPs) for sulfur dioxide and particulate matter would be material to U. S. Steel, though we are unable to reasonably estimate such amount at this time.
European Union (EU) Environmental Requirements – Slovakia adopted a new waste code in March 2015 that became effective January 1, 2016. This legislation implements the EU Waste Framework Directive that strictly regulates waste disposal and encourages recycling, among other provisions, by increasing fees for waste disposed of in landfills, including privately owned landfills. We are currently analyzing the legislation in order to estimate the potential impact on USSK's operations.
Under the Emission Trading System (ETS) USSK's final allocation of free allowances for the Phase III period, which covers the years 2013 through 2020 is approximately 48 million allowances. Based on 2015 emission intensity levels and projected future production levels, and as a result of carryover allowances from the NAP II period, the earliest we would have to purchase allowances to meet the annual compliance submission would be the first quarter of 2018. We currently estimate a shortfall of 16 million allowances for the entire Phase III period. However, due to a number of variable factors such as the future market value of allowances, future production levels and future emission intensity levels, we cannot reliably estimate the full cost of complying with the ETS regulations at this time.
U. S. Steel entered into transactions to sell and swap a portion of our emission allowances and recognized a gain of $17 million during the fiscal year ended December 31, 2014, reflected as a net gain on disposal of assets. There were no such transactions for the fiscal years ended December 31, 2015 and 2013.
The EU's Industry Emission Directive will require implementation of EU determined best available technology (BAT) to reduce environmental impacts as well as compliance with BAT associated levels. Our most recent broad estimate of likely capital expenditures for projects to comply with or go beyond BAT requirements is €50 million to €165 million (approximately $55 million to $180 million) over the 2015 to 2020 period. The actual amount spent will depend largely upon the amount of EU incentive grants received.

Due to other EU legislation, we will be required to make changes to the boilers at our steam and power generation plant in order to comply with stricter air emission limits for large combustion plants. In January 2014, the operation of USSK's boilers was approved by the EC as part of Slovakia's Transitional National Plan (TNP) for bringing all boilers in Slovakia into compliance by no later than 2020. The TNP establishes parameters for determining the date by which specific boilers are required to reach compliance with the new air standards, which has been determined to be October 2017 for our boilers. The boiler projects have been approved by our Board of Directors and we are now in the execution phase. These projects will result in a reduction in electricity, CO2 emissions, operating, maintenance and waste disposal costs once completed. The current projected cost to reconstruct one existing boiler and build one new boiler to achieve compliance is approximately €131 million (approximately $145 million), of which €66 million (approximately $75 million) has already been spent through December 31, 2015. Broad legislative changes were enacted by the Slovak Republic to extend the scope of support for renewable sources of energy, that are intended to allow USSK to participate in Slovakia's renewable energy incentive program once both boiler projects are completed.
Environmental and other indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were divested. These indemnifications and cost sharing agreements have included provisions related to the condition of the property, the approved use, certain representations and warranties, matters of title, and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for clean-up or remediation costs relating to the business sold or its then existing or past properties or losses related to non-compliance with past, current, and future environmental laws related to existing conditions, and there can be questions as to the applicability of more general indemnification provisions to environmental matters. Most of the recent indemnification and cost sharing agreements are of a limited nature, only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners or operators of property formerly owned or operated by U. S. Steel may have common law claims and cost recovery and contribution rights against U. S. Steel related to environmental matters. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties divested and deconsolidated. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $197 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $4 million at December 31, 2015.
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
Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $11 million at December 31, 2015). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $158 million as of December 31, 2015, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our letters of credit are collateralized by our Third Amended and Restated Credit Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $37 million at December 31, 2015, all of which was classified as noncurrent, and $51 million at December 31, 2014, of which $1 million was classified as current.
Capital Commitments – At December 31, 2015, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $253 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

2016	2017	2018	2019	2020	Later years	Total
$528	$572	$609	$364	$329	$1,483	$3,885

The majority of U. S. Steel’s unconditional purchase obligations relate to the supply of industrial gases, and certain energy and utility services with terms ranging from two to 16 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of December 31, 2015, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $213 million.

Total payments relating to unconditional purchase obligations were approximately $408 million in 2015, $510 million in 2014 and $750 million in 2013.

26. Subsequent Events

On February 1, 2016, the USW ratified successor three year Collective Bargaining Agreements with U. S. Steel and its U. S. Steel Tubular Products, Inc. subsidiary covering approximately 18,000 employees at our flat-rolled, tubular, coke making and iron ore operations in the United States. The 2015 Labor Agreements are retroactive to September 1, 2015 and expire on September 1, 2018.
The 2015 Labor Agreements provide for certain employee benefit modifications, as described in Note 17, and do not provide for wage increases or signing bonuses, but include certain modifications to the existing quarterly profit sharing plan to provide for 15 percent of profits above $50 of profit per ton shipped.
On February 22, 2016, USSK entered into a €200 million revolving unsecured credit facility agreement (USSK Credit Agreement) that replaced USSK's existing €200 million credit facility that was scheduled to expire in July 2016. The USSK Credit Agreement contains customary representations and warranties, affirmative covenants, negative covenants and events of default substantially similar to USSK’s current credit facility. The USSK Credit Agreement expires on July 15, 2019.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	2015				2014
(In millions, except per share data)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Net sales	$2,572	$2,830	$2,900	$3,272	$4,072	$4,587	$4,400	$4,448
Segment (loss) earnings before interest and income taxes (EBIT):
Flat-Rolled (a)	(88)	(18)	(64)	(67)	247	347	30	85
USSE	6	18	20	37	34	29	38	32
Tubular	(64)	(50)	(66)	1	121	69	47	24
Total reportable segments	$(146)	$(50)	$(110)	$(29)	$402	$445	$115	$141
Other Businesses	9	10	6	8	18	34	17	13
Items not allocated to segments	(316)	(130)	(288)	(166)	(23)	(620)	(97)	(32)
Total EBIT	$(453)	$(170)	$(392)	$(187)	$397	$(141)	$35	$122
Net (loss) earnings	(1,133)	(173)	(261)	(75)	275	(207)	(18)	52
Net (loss) earnings attributable to United States Steel Corporation	$(1,133)	$(173)	$(261)	$(75)	$275	$(207)	$(18)	$52
Common stock data
Net (loss) earnings per share attributable to United States Steel Corporation
- Basic	$(7.74)	$(1.18)	$(1.79)	$(0.52)	$1.89	$(1.42)	$(0.12)	$0.36
- Diluted	$(7.74)	$(1.18)	$(1.79)	$(0.52)	$1.83	$(1.42)	$(0.12)	$0.34
Dividends paid per share	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05	$0.05
Price range of common stock
- Low	$6.80	$10.02	$20.26	$20.13	$26.00	$25.67	$22.47	$23.32
- High	$13.48	$21.49	$27.68	$27.49	$42.25	$46.55	$28.80	$31.15

(a)	Excludes the results of U. S. Steel Canada Inc. beginning September 16, 2014 as a result of the CCAA filing. See Note 4 to the Consolidated Financial Statements.

SUPPLEMENTARY INFORMATION ON MINERAL RESERVES OTHER THAN OIL AND GAS

(Unaudited)

Mineral Reserves

U. S. Steel operates two surface iron ore mining complexes in Minnesota consisting of the Minntac Mine and Pellet Plant and the Keetac Mine and Pellet Plant. U. S. Steel owns interests in the iron ore mining assets of Tilden Mining Company, L.C. and Hibbing Taconite Company.

The following table provides a summary of our reserves and minerals production by mining complex:

	Proven and Probable Reserves As of December 31, 2015			Production
(Millions of short tons)	Owned	Leased	Total	2015	2014	2013
Iron ore pellets:
Minntac Mine and Pellet Plant	117	395	512	13.6	16.4	16.1
Keetac Mine and Pellet Plant	19	366	385	1.9	5.8	5.6
Tilden Mining Company, L.C.*	24	—	24	0.6	1.5	1.1
Hibbing Taconite Company*	—	11	11	1.3	1.3	1.3
Total	160	772	932	17.4	25.0	24.1

*	Represents U. S. Steel’s proportionate share of proven and probable reserves and production as these investments are unconsolidated equity affiliates.

Iron Ore Reserves
Reserves are defined by SEC Industry Standard Guide 7 as that part of a mineral deposit that could be economically and legally extracted and produced at the time of the reserve determination. The estimate of proven and probable reserves is of recoverable tons. Recoverable tons mean the tons of product that can be used internally or delivered to a customer after considering mining and beneficiation or preparation losses. Neither inferred reserves nor resources that exist in addition to proven and probable reserves were included in these figures. At December 31, 2015, all 932 million tons of proven and probable reserves are assigned, which means that they have been committed by U. S. Steel to its operating mines and are of blast furnace pellet grade.

U. S. Steel estimates its iron ore reserves using exploration drill holes, physical inspections, sampling, laboratory testing, 3-D computer models, economic pit analysis and fully-developed pit designs for its operating mines. These estimates are reviewed and reassessed from time to time. The most recent such review for our Keetac operating mine was completed in 2013 and resulted in an increase in the proven and probable reserves primarily due to additional exploration drilling and development of an economic computerized mine plan. The most recent review for our Minntac operating mine was conducted in 2005 and led U. S. Steel to reduce its determination of proven and probable reserves mainly due to excluding areas where sampling and measurement did not meet its new 600-foot drill spacing standard, based on updated geostatistical studies. Estimates for our share of unconsolidated equity affiliates are based upon information supplied by the joint ventures. The most recent such reviews for Tilden Mining Company, L.C. and Hibbing Taconite Company were conducted in 2015.

FIVE-YEAR OPERATING SUMMARY (Unaudited)

(Thousands of tons, unless otherwise noted)	2015	2014	2013	2012	2011
Raw Steel Production
Gary, IN	5,172	5,936	6,396	6,230	6,312
Great Lakes, MI	2,257	2,442	2,883	2,839	2,841
Mon Valley, PA	2,266	2,563	2,918	2,835	2,746
Granite City, IL	1,162	2,285	2,538	2,421	2,453
Fairfield, AL	480	1,992	1,943	2,341	1,912
Lake Erie, Ontario, Canada(a)	—	1,744	1,189	2,450	2,336
Hamilton, Ontario, Canada(b)	—	—	—	—	—
Total Flat-Rolled facilities	11,337	16,962	17,867	19,116	18,600
U. S. Steel Košice	4,669	4,788	4,598	4,434	4,201
U. S. Steel Serbia(c)	—	—	—	88	1,439
Total USSE facilities	4,669	4,788	4,598	4,522	5,640
Total	16,006	21,750	22,465	23,638	24,240
Raw Steel Capability
Flat-Rolled(a)	17,000	19,400	24,300	24,300	24,300
USSE	5,000	5,000	5,000	5,000	7,400
Total	22,000	24,400	29,300	29,300	31,700
Production as % of total capability:
Flat-Rolled	60%	80%	74%	78%	77%
USSE	93%	96%	92%	87%	76%
Coke Production
Flat-Rolled(a)	3,957	5,406	6,494	6,156	6,144
USSE	1,600	1,539	1,508	1,537	1,486
Total	5,557	6,945	8,002	7,693	7,630
Iron Ore Pellet Production(d)
Total	17,422	24,959	24,151	24,271	23,779
Steel Shipments by Segment(e)
Flat-Rolled(a)	10,595	13,908	14,644	15,974	15,509
USSE	4,357	4,179	4,000	3,816	4,932
Tubular	593	1,744	1,757	1,886	1,812
Total steel shipments	15,545	19,831	20,401	21,676	22,253
Average Realized Price (dollars per net ton)
Flat-Rolled	$695	$772	$735	$750	$759
USSE	$516	$667	$706	$742	$845
Tubular	$1,464	$1,538	$1,530	$1,687	$1,612

(a)
As a result of the CCAA filing and deconsolidation of USSC on September 16, 2014, the year ended December 31, 2014 raw steel and coke production amounts and shipments for Flat-Rolled do not include USSC after September 15, 2014 and Flat-Rolled's annual raw steel capability was reduced to 19.4 million tons. As a result of the permanent shutdown of the blast furnace and associated steelmaking operations, along with most of the flat-rolled finishing operations at Fairfield Works late in the third quarter of 2015, Flat-Rolled's annual raw steel capability was reduced to 17.0 million tons at December 31, 2015. In 2015, coke operations at Gary Works and Granite City Works were permanently shutdown.

(b)	On December 31, 2013, U. S. Steel permanently shut down its iron and steelmaking facilities at Hamilton Works.

(c)	On January 31, 2012, U. S. Steel sold U. S. Steel Serbia.

(d)	Includes our share of production from Hibbing and Tilden.

(e)
Does not include shipments by joint ventures and other equity investees of U. S. Steel, but instead reflects the shipments of substrate materials, primarily hot-rolled and cold-rolled sheets, to those entities.

FIVE-YEAR OPERATING SUMMARY (Unaudited) (Continued)

(Thousands of net tons)	2015	2014	2013	2012	2011
Steel Shipments by Market - North American Facilities(a) (b)
Steel service centers	1,702	2,578	2,721	2,882	2,987
Further conversion:
Trade customers	3,039	4,013	4,409	5,119	4,799
Joint ventures	1,254	1,519	1,664	1,823	1,803
Transportation (including automotive)	2,011	2,445	2,480	2,511	2,268
Construction and construction products	704	897	905	1,013	998
Containers	692	1,287	1,259	1,290	1,221
Appliances & electrical equipment	429	616	666	727	651
Oil, gas and petrochemicals	513	1,545	1,540	1,601	1,526
Export from the United States	259	340	450	550	736
All other	585	412	307	344	332
Total	11,188	15,652	16,401	17,860	17,321
Steel Shipments by Market - USSE
Steel service centers	718	682	560	567	943
Further conversion:
Trade customers	304	299	286	310	539
Transportation (including automotive)	705	674	709	650	707
Construction and construction products	1,703	1,584	1,501	1,350	1,622
Containers	424	403	393	387	525
Appliances & electrical equipment	236	267	275	272	328
Oil, gas and petrochemicals	—	3	15	20	14
All other	267	267	261	260	254
Total	4,357	4,179	4,000	3,816	4,932

(a)
Does not include shipments by joint ventures and other equity investees of U. S. Steel, but instead reflects the shipments of substrate materials, primarily hot-rolled and cold-rolled sheets, to those entities.

(b)	As a result of the CCAA filing, shipments do not include USSC after September 15, 2014.

FIVE-YEAR FINANCIAL SUMMARY (Unaudited)

(Dollars in millions, except per share amounts)	2015	2014	2013	2012	2011
Net sales by segment:
Flat-Rolled(a)	$8,561	$12,895	$12,830	$14,555	$13,727
USSE(b)	2,326	2,936	2,944	3,094	4,375
Tubular	898	2,774	2,777	3,291	3,041
Total reportable segments	$11,785	$18,605	$18,551	$20,940	$21,143
Other Businesses	165	269	273	327	522
Intersegment sales	(376)	(1,367)	(1,400)	(1,939)	(1,781)
Total	$11,574	$17,507	$17,424	$19,328	$19,884
Segment (loss) earnings before interest and income taxes (EBIT):
Flat-Rolled(a)	$(237)	$709	$105	$400	$469
USSE(b)	81	133	28	34	(162)
Tubular	(179)	261	190	366	316
Total reportable segments	$(335)	$1,103	$323	$800	$623
Other Businesses	33	82	77	55	46
Items not allocated to segments(c)	(900)	(772)	(2,300)	(608)	(404)
Total EBIT	$(1,202)	$413	$(1,900)	$247	$265
Net interest and other financial costs	257	243	332	241	238
Income tax (benefit) provision	183	68	(587)	131	80
Net (loss) earnings attributable to United States Steel Corporation	$(1,642)	$102	$(1,645)	$(124)	$(53)
Per common share:
- Basic	$(11.24)	$0.71	$(11.37)	$(0.86)	$(0.37)
- Diluted	$(11.24)	$0.69	$(11.37)	$(0.86)	$(0.37)

(a)
Excludes the results of USSC beginning September 16, 2014 as a result of the CCAA filing. See Note 4 to the Consolidated Financial Statements. Also, includes the results of USSS through the disposition date of January 31, 2012.

(b)	Includes the results of USSS through the disposition date of January 31, 2012.

(c)	See Note 3 to the Consolidated Financial Statements.

FIVE-YEAR FINANCIAL SUMMARY (Unaudited) (Continued)

	2015	2014	2013	2012		2011
Balance Sheet Position at Year-End (dollars in millions) (a)
Current assets	$3,917	$5,829	$5,502	$5,203		$5,660
Net property, plant & equipment	4,411	4,574	5,922	6,408		6,579
Total assets(b)	9,190	12,013	12,726	15,217		16,073
Short-term debt and current maturities of long-term debt	45	378	323	2		400
Other current liabilities	2,103	3,191	2,922	2,988		3,249
Long-term debt	3,116	3,120	3,616	3,936		3,828
Employee benefits	1,101	1,117	2,064	4,416		4,600
Total United States Steel Corporation stockholders’ equity	2,436	3,799	3,375	3,477		3,500
Cash Flow Data (dollars in millions)
Net cash provided by operating activities(a) (c)	$359	$1,553	$405	$1,150		$168
Capital expenditures(a) (c)	500	480	468	738		848
Dividends paid	29	29	29	29		29
Employee Data
Total employment costs (dollars in millions)(a)	$2,780	$3,408	$3,611	$3,710	(d)	$3,656
Average North America employment costs (dollars per hour)(a)	$65.64	$57.55	$55.06	$56.47		$57.06
Average number of North America employees(a)	19,391	22,408	25,621	25,925		24,207
Average number of USSE employees	12,052	12,272	12,470	12,858	(d)	18,531
Number of pensioners at year-end	49,802	52,483	68,221	70,822		74,270
Stockholder Data at Year-End
Common shares outstanding, net of treasury shares (millions)	146.3	145.7	144.7	144.3		144.0
Registered shareholders (thousands)	15.4	16.1	16.8	17.8		18.5
Market price of common stock	$7.98	$26.74	$29.50	$23.85		$26.46

(a)	Excludes the results of USSC beginning September 16, 2014 as a result of the CCAA filing. See Note 4 to the Consolidated Financial Statements.

(b)
2014 and 2013 amounts have been adjusted to retroactively adopt Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The amounts for 2012 and 2011 were not affected by the adoption.

(c)
2014, 2013 and 2012 amounts have been revised to correct a prior period error that resulted in an increase in capital expenditures of $61 million, a decrease in capital expenditures of $9 million, and an increase in capital expenditures of $15 million, respectively with an offsetting change to net cash provided by operating activities.

(d)
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

See “Item 8. Financial Statements and Supplementary Data – Management’s Reports to Stockholders – Internal Control Over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm

See “Item 8. Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fourth quarter of 2015 which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

As of February 24, 2016, the Company entered into an amendment to the Third Amended and Restated Credit Agreement that updated certain definitions within the Third Amended and Restated Credit Agreement to conform with the definitions of similar terms used in the Corporation’s outstanding indentures. Additionally, the Amendment increases the threshold for incurrence of additional secured debt from 10% to 15% of Consolidated Net Tangible Assets.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the directors of U. S. Steel required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Election of Directors” in U. S. Steel’s Proxy Statement for the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than 120 days after the end of the fiscal year. Information concerning the Audit Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Corporate Governance - Board Committees – Audit Committee” in U. S. Steel’s Proxy Statement for the 2016 Annual Meeting of Stockholders. Information regarding the Nominating Committee required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Corporate Governance - Board Committees – Corporate Governance & Public Policy Committee” in U. S. Steel’s Proxy Statement for the 2016 Annual Meeting of Stockholders. Information regarding the ability of stockholders to communicate with the Board of Directors is incorporated and made part hereof by reference to the material appearing under the heading “Communications from Stockholders and Interested Parties” in U. S. Steel’s Proxy Statement for the 2016 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in U. S. Steel’s Proxy Statement for the 2016 Annual Meeting of Stockholders. Information concerning the executive officers of U. S. Steel is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

U. S. Steel has adopted a Code of Ethical Business Conduct that applies to all of our directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. U. S. Steel will provide a copy of this code free of charge upon request. To obtain a copy, contact the Office of the Corporate Secretary, United States Steel Corporation, 600 Grant Street, Pittsburgh, Pennsylvania 15219-2800 (telephone: 412-433-1121). The Code of Ethical Business Conduct is also available through the Company’s website at www.ussteel.com. U. S. Steel does not intend to incorporate the contents of our website into this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Compensation & Organization Committee Report” in U. S. Steel’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (1))
Equity compensation plans approved by security holders(a)	9,299,120	$33.39	2,923,291(b)
Equity compensation plans not approved by security holders(c)	5,055	(one for one)	—
Total	9,304,175	—	2,923,291

(a)
The numbers in columns (1) and (2) of this row contemplate all shares that could potentially be issued as a result of outstanding grants under the 2005 Stock Incentive Plan as of December 31, 2015. (For more information, see Note 14 to the Consolidated Financial Statements. Column (1) includes (i) 186,807 shares of common stock that could be issued for the Common Stock Units outstanding under the Deferred Compensation Program for Non-Employee Directors and (ii) 1,627,806 shares that could be issued for the 813,903 performance awards outstanding under the Long-Term Incentive Compensation Program (a program under the 2005 Stock Incentive Plan). The calculation in column (2) does not include the Common Stock Units since the weighted average exercise price for Common Stock Units is one for one; that is, one share of common stock will be given in exchange for each unit of such phantom stock accumulated through the date of the director’s retirement. Also, the calculation in column (2) does not include the performance awards since the weighted average exercise price for performance awards can range from zero for one to two for one; that is, performance awards may result in up to 1,627,806 shares of common stock being issued (two for one), or some lesser number of shares (including zero shares of common stock issued), depending upon the Corporation’s common stock performance versus that of a peer group of companies.

(b)	Represents shares available under the 2005 Stock Incentive Plan.

(c)
At December 31, 2015, U. S. Steel had no securities remaining for future issuance under equity compensation plans that had not been approved by security holders. Column (1) represents Common Stock Units that were issued pursuant to the Deferred Compensation Plan for Non-Employee Directors prior to its being amended to make it a program under the 2005 Stock Incentive Plan. The weighted average exercise price for Common Stock Units in column (2) is one for one; that is, one share of common stock will be given in exchange for each unit of phantom stock upon the director’s retirement from the Board of Directors. All future grants under this amended plan/program will count as shares issued pursuant to the 2005 Stock Incentive Plan, a shareholder approved plan.

Other information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Stock Ownership of Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” in U. S. Steel’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Policy with Respect to Related Person Transactions” and “Corporate Governance - Board Committees – Independence” in U. S. Steel’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Audit Fees” in U. S. Steel’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

A. Documents Filed as Part of the Report

1.    Financial Statements
Financial Statements filed as part of this report are included in “Item 8 – Financial Statements and Supplementary Data” beginning on page F-1.

2.    Financial Statement Schedules and Supplementary Data
“Schedule II – Valuation and Qualifying Accounts and Reserves” is included on page 105. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

B. Exhibits

Exhibits 10(a) through 10(h) and Exhibits 10(n) through 10(ll) are management contracts or compensatory plans or arrangements.

Exhibit No.

2.    Plan of acquisition, reorganization, arrangement, liquidation or succession

(a)	Master Share Purchase Agreement by and between U. S. Steel Serbia B.V. and U. S. Steel Košice s.r.o., wholly owned subsidiaries of U. S. Steel, and the Republic of Serbia.	Incorporated by reference to Exhibit 2.1 to United States Steel Corporation’s Form 8-K filed on February 6, 2012, Commission File Number 1-16811.

3.    Articles of Incorporation and By-Laws

(a)	United States Steel Corporation Restated Certificate of Incorporation dated September 30, 2003.	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2003, Commission File Number 1-16811.

(b)	Certificate of Amendment to Restated Certificate of Incorporation of United States Steel Corporation dated as of April 30, 2014.	Filed herewith.

(c)	Amended and Restated By-Laws of United States Steel Corporation dated as of November 3, 2015.	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation's Form 8-K filed on November 6, 2015, Commission File Number 1-16811.

4.    Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Indenture dated as of May 21, 2007 between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York.	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on May 22, 2007, Commission File Number 1-16811.

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

(e)
Fifth Supplemental Indenture dated as of March 15, 2012, between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, regarding 7.50% Senior Notes due March 15, 2022.
Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on March 16, 2012, Commission File Number 1-16811.

(f)
Sixth Supplemental Indenture dated as of March 26, 2013, between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York, regarding 6.875% Senior Notes due April 1, 2021.
Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on March 27, 2013, Commission File Number 1-16811.

(g)	United States Steel Corporation Certificate of Elimination filed with the Secretary of State of the State of Delaware on December 5, 2007.	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation's Form 8-K filed on December 6, 2007, Commission File Number 1-16811.

Certain long-term debt instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. U. S. Steel agrees to furnish to the Commission on request a copy of any instrument defining the rights of holders of long-term debt of U. S. Steel and of any subsidiary for which consolidated or unconsolidated financial statements are required to be filed.

10.    Material Contracts

(a)	United States Steel Corporation Supplemental Retirement Account Program.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2015, Commission File Number 1-16811.

(b)	United States Steel Corporation Executive Management Supplemental Pension Program.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on August 21, 2015, Commission File Number 1-16811.

(c)	United States Steel Corporation Supplemental Thrift Program.	Incorporated by reference to Exhibit 10.7 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2013, Commission File Number 1-16811.

(d)	United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, a program under the 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10(d) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2011, Commission File Number 1-16811.

(e)	Form of Offer Letter to Mario Longhi.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on July 2, 2012, Commission File Number 1-16811.

(f)
Exhibit A to Offer Letter to Mario Longhi – Supplemental Account as Amended and Restated (effective November 1, 2013, the Supplemental Account was merged into the Supplemental Retirement Account Program filed as Exhibit 10(b)).
Incorporated by reference to Exhibit 10.10 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2013, Commission File Number 1-16811.

(g)	Form of Non-Compete Agreement attached to Offer Letter to Mario Longhi.	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 8-K filed on July 2, 2012, Commission File Number 1-16811.

(h)	Form of Offer Letter to David B. Burritt.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation's Form 8-K filed on August 20, 2013, Commission File Number 1-16811.

(i)	Tax Sharing Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation.	Incorporated by reference to Exhibit 99.3 to United States Steel Corporation’s Form 8-K filed on January 3, 2002, Commission File Number 1-16811.

(j)	Financial Matters Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation.	Incorporated by reference to Exhibit 99.5 to United States Steel Corporation’s Form 8-K filed on January 3, 2002, Commission File Number 1-16811.

(k)
Third Amended and Restated Credit Agreement dated as of July 27, 2015, among United States Steel Corporation, the Lenders party thereto, the LC Issuing Banks party thereto and JPMorgan Chase Bank, National Association as Administrative Agent and Collateral Agent.

Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q for the quarter ended June 30, 2015, Commission File Number 1-16811.

(l)	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of February 24, 2016.	Filed herewith.

(m)	Amended and Restated Security Agreement dated as of July 27, 2015, between United States Steel Corporation and JPMorgan Chase Bank, National Association as Collateral Agent.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q for the quarter ended June 30, 2015, Commission File Number 1-16811.

(n)
EUR 200,000,000 multicurrency revolving credit facility agreement dated February 22. 2016, among U. S. Steel Košice, s.r.o., and ING Bank N.V., Commerzbank Aktiengesellschaft, Slovenská sporiteĺňa, a.s., Komerční banka, a.s. and Citibank Europe plc.
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on February 24, 2016, Commission File Number 1-16811.

(o)	Summary of non-employee director fee arrangements.	Incorporated by reference to Exhibit 10(bb) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2013, Commission File Number 1-16811.

(p)	United States Steel Corporation Non Tax-Qualified Pension Plan.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on August 21, 2015, Commission File Number 1-16811.

(q)	United States Steel Corporation Non Tax-Qualified Retirement Account Program.	Incorporated by reference to Exhibit 10(dd) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2013, Commission File Number 1-16811.

(r)	United States Steel Corporation 2005 Stock Incentive Plan.	Incorporated by reference to Appendix B to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 11, 2005, Commission File Number 1-16811.

(s)	United States Steel Corporation 2005 Stock Incentive Plan, Amended and Restated, April 27, 2010.	Incorporated by reference to Appendix A to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 12, 2010, Commission File Number 1-16811.

(t)	United States Steel Corporation 2005 Stock Incentive Plan, Amended and Restated, April 29, 2014.	Incorporated by reference to Appendix A to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 14, 2014, Commission File Number 1-16811.

(u)	Administrative Regulations for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan, Amended and Restated, May 28, 2013.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on May 30, 2013, Commission File Number 1-16811.

(v)	Administrative Regulations for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan, Amended and Restated, February 25, 2014.	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 8-K filed on March 3, 2014, Commission File Number 1-16811.

(w)
Administrative Procedures for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan, as Amended and Restated, and under the United States Steel Corporation 2010 Annual Incentive Compensation Plan, as amended February 24, 2015.

Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2015, Commission File Number 1-16811.

(x)	Non-Employee Director Stock Program, a program under the 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on May 31, 2005, Commission File Number 1-16811.

(y)	Form of stock option grant under the Long-Term Incentive Compensation Program, a program under the 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10(x) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2006, Commission File Number 1-16811.

(z)	Form of Performance Award Grant Agreement under the 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 8-K filed on March 3, 2011, Commission File Number 1-16811.

(aa)	Form of Stock Option Grant Agreement under the 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2011, Commission File Number 1-16811.

(bb)	Form of Restricted Stock Unit Retention Grant Agreement under the 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 20111, Commission File Number 1-16811.

(cc)	Form of Restricted Stock Unit Annual Grant Agreement under the 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2011, Commission File Number 1-16811.

(dd)	Form of Retention Performance Award Grant Agreement.	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 8-K filed on July 2, 2012, Commission File Number 1-16811.

(ee)	Form of Non-Qualified Stock Option Grant Agreement.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2015, Commission File Number 1-16811.

(ff)	Form of Incentive Award Agreement, 2010 Annual Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2015, Commission File Number 1-16811.

(gg)	United States Steel Corporation 2010 Annual Incentive Compensation Plan.	Incorporated by reference to Appendix B to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 12, 2010, Commission File Number 1-16811.

(hh)	Administrative Regulations for the Executive Management Annual Incentive Compensation Plan under the 2010 Annual Incentive Compensation Plan.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on January 31, 2014, Commission File Number 1-16811.

(ii)
Administrative Procedures for the Executive Management Annual Incentive Compensation Program under the United States Steel Corporation 2010 Annual Incentive Compensation Plan, as amended January 27, 2015
Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2015, Commission File Number 1-16811.

(jj)	United States Steel Corporation Change in Control Severance Plan effective January 1, 2016.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on November 6, 2015, Commission File Number 1-16811.

(kk)
Administrative Procedures for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan, as Amended and Restated, and under the United States Steel Corporation Annual Incentive Compensation Plan, as amended February 22, 2016.
Filed herewith.

(ll)	Administrative Procedures for the Executive Management Annual Incentive Compensation Program under the United States Steel Corporation Annual Incentive Compensation Plan, as amended February 22, 2016.	Filed herewith.

3.1.	Certificate of Amendment to Restated Certificate of Incorporation of United States Steel Corporation dated as of April 30, 2014.

10.1.	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of February 24, 2016.

10.2.
Administrative Procedures for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan, as Amended and Restated, and under the United States Steel Corporation Annual Incentive Compensation Plan, as amended February 22, 2016.

10.3.	Administrative Procedures for the Executive Management Annual Incentive Compensation Program under the United States Steel Corporation Annual Incentive Compensation Plan, as amended February 22, 2016.

12.1.	Computation of Ratio of Earnings to Fixed Charges

21.	List of Subsidiaries

23.	Consent of PricewaterhouseCoopers LLP

24.	Powers of Attorney

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

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB XBRL Taxonomy Extension Label Linkbase Document

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(Millions of Dollars)

		Additions			Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Period
Year ended December 31, 2015:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$45	$—	$—		$11	$6		$28
Allowance for related party doubtful accounts	218	74	—		—	38		254
Investments and long-term receivables reserve	8	—	—		—	1		7
Long-term receivables from related parties reserve	1,188	465	—		—	207		1,446
Deferred tax valuation allowance:
Domestic	—	753	51		—	—		804
Foreign	5	—	—		1	—		4
Year ended December 31, 2014:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$53	$—	$—		$—	$8		$45
Allowance for related party doubtful accounts	—	—	218	(a)	—	—		218
Investments and long-term receivables reserve	10	—	—		—	2		8
Long-term receivables from related parties reserve	—	—	1,188	(a)	—	—		1,188
Deferred tax valuation allowance:
Foreign	1,028	—	—		—	1,023	(b)	5
Year ended December 31, 2013:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$55	$5	$—		$—	$7		$53
Investments and long-term receivables reserve	3	—	7		—	—		10
Deferred tax valuation allowance:
Foreign	1,099	—	142		142	71		1,028

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated on February 29, 2016.

UNITED STATES STEEL CORPORATION

By:	/s/ Colleen M. Darragh
Colleen M. Darragh
Vice President & Controller

Signature	Title
/s/ Mario Longhi	President & Chief Executive Officer & Director
Mario Longhi

/s/ David B. Burritt	Executive Vice President & Chief Financial Officer
David B. Burritt

/s/ Colleen M. Darragh	Vice President & Controller
Colleen M. Darragh

*	Director
Patricia Diaz Dennis

*	Director
Dan O. Dinges

*	Director
John G. Drosdick

*	Director
John J. Engel

*	Director
Murry S. Gerber

*	Director
Glenda G. McNeal

*	Director
Robert J. Stevens

*	Director
David S. Sutherland

*	Director
Patricia A. Tracey

*	BY:	/s/ David B. Burritt
David B. Burritt
Attorney-in-Fact

GLOSSARY OF CERTAIN DEFINED TERMS

The following definitions apply to terms used in this document:

Acero Prime	Acero Prime, S.R.L. de CV
AD	antidumping
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
Apolo	Apolo Tubulars S.A.
BAT	Best Available Technique
CAA	Clean Air Act
CAL	continuous annealing line
CCAA	Canada's Companies' Creditors Arrangement Act
CDC	Chrome Deposit Corporation
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CMS	Corrective Measure Study
Commerce	U.S. Department of Commerce
CO2	carbon dioxide
CORE	corrosion-resistant
CVD	countervailing duties
CWA	Clean Water Act
DESCO	Double Eagle Steel Coating Company
Double G	Double G Coatings Company LLC
EAF	Electric Arc Furnace
EBIT	earnings (loss) before interest and income taxes
EBITDA	earnings before interest, taxes, depreciation and amortization
EC	European Commission
Economic Profit	After tax income from operations in excess of weighted average cost of capital
EPA	U.S. Environmental Protection Agency
ERB	Environmental Revenue Bond
ERP	Enterprise resource planning
ERW	electric resistance welded
ETS	Emissions Trading System
EU	European Union
Eurofer	European Confederation of Iron and Steel Industries
Flat-Rolled	Flat-Rolled Products segment
FPC	Feralloy Processing Company
Gateway	Gateway Energy & Coke Company, LLC, a subsidiary of SunCoke Energy
GHG	greenhouse gas
Hibbing	Hibbing Taconite Company
HWD	hazardous waste disposal
HWT	hazardous waste treatment
Keetac	U. S. Steel’s iron ore operations at Keewatin, Minnesota
MACT	Maximum Achievable Control Technology
Minntac	U. S. Steel’s iron ore operations at Mt. Iron, Minnesota
NAAQS	National Ambient Air Quality Standards
NESHAP	National Emission Standards for Hazardous Air Pollutants
NPDES	National Pollutant Discharge Elimination System
OCTG	oil country tubular goods
O. D.	outer diameter
OSHA	Occupational Safety and Health Administration
PRO-TEC	PRO-TEC Coating Company, U. S. Steel and Kobe Steel Ltd. joint venture
PRP	potentially responsible party
RCRA	Resource Conservation and Recovery Act
REACH	Registration, Evaluation, Authorization and Restriction of Chemicals, Regulation 1907/2006
RFI	RCRA Facility Investigation
RPA	Receivables Purchase Agreement
SEC	Securities and Exchange Commission

SIP	State Implementation Plan
SPT	Steelworkers Pension Trust
Tilden	Tilden Mining Company
tons	net tons
Tubular	Tubular Products segment
U.S. GAAP	accounting standards generally accepted in the United States
UPI	USS-POSCO Industries, U. S. Steel and POSCO joint venture
USSC	U. S. Steel Canada Inc.
USSE	U. S. Steel Europe segment
USITC	U.S. International Trade Commission
USSK	U. S. Steel Košice
USSR	U. S. Steel Receivables LLC
USSS	U. S. Steel Serbia
USSTP	U. S. Steel Tubular Products
USW	United Steelworkers
Worthington	Worthington Specialty Processing, U. S. Steel and Worthington Industries, Inc. joint venture
WTO	World Trade Organization