Form 10-Q
period 2016-03-31
UNITED STATES STEEL CORP
filed 2016-04-27
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
Yes     No ✓
Common stock outstanding at April 21, 2016 – 146,423,947 shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements” within the meaning of Section 27 of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections. Generally, we have identified such forward-looking statements by using the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “target”, “forecast”, “aim,” “will” and similar expressions or by using future dates in connection with any discussion of, among other things, operating performance, trends, events or developments that we expect or anticipate will occur in the future, statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts, but instead represent only the Company’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as of the time made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to the risks and uncertainties described in this report and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

References in this Quarterly Report on Form 10-Q to "U. S. Steel", "the Company", "we", "us", and "our" refer to United States Steel Corporation and its consolidated subsidiaries unless otherwise indicated by the context.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2016	2015
Net sales:
Net sales	$2,026	$2,946
Net sales to related parties (Note 17)	315	326
Total	2,341	3,272
Operating expenses (income):
Cost of sales (excludes items shown below)	2,436	3,066
Selling, general and administrative expenses	69	102
Depreciation, depletion and amortization	129	144
Earnings from investees	(45)	(6)
Restructuring and other charges (Note 18)	10	153
Net loss on disposal of assets	3	—
Total	2,602	3,459
(Loss) earnings before interest and income taxes (EBIT)	(261)	(187)
Interest expense	53	51
Interest income	(1)	—
Other financial costs	13	11
Net interest and other financial costs (Note 6)	65	62
Loss before income taxes	(326)	(249)
Income tax provision (benefit) (Note 8)	14	(174)
Net loss	(340)	(75)
Less: Net earnings attributable to noncontrolling interests	—	—
Net loss attributable to United States Steel Corporation	$(340)	$(75)
Loss per common share (Note 9):
Loss per share attributable to United States Steel Corporation stockholders:
-Basic	$(2.32)	$(0.52)
-Diluted	$(2.32)	$(0.52)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Net loss	$(340)	$(75)
Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments	61	(103)
Changes in pension and other employee benefit accounts	(224)	43
Other	11	—
Total other comprehensive loss, net of tax	(152)	(60)
Comprehensive loss including noncontrolling interest	(492)	(135)
Comprehensive income attributable to noncontrolling interest	—	—
Comprehensive loss attributable to United States Steel Corporation	$(492)	$(135)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$705	$755
Receivables, less allowance of $27 and $28	960	864
Receivables from related parties, less allowance of $271 and $254 (Note 17)	179	199
Inventories (Note 10)	1,801	2,074
Other current assets	38	25
Total current assets	3,683	3,917
Property, plant and equipment	14,405	14,253
Less accumulated depreciation and depletion	10,010	9,842
Total property, plant and equipment, net	4,395	4,411
Investments and long-term receivables, less allowance of $7 and $7	540	540
Long-term receivables from related parties, less allowance of $1,566 and $1,446	—	—
Intangibles – net (Note 4)	195	196
Deferred income tax benefits (Note 8)	7	15
Other noncurrent assets	116	88
Total assets	$8,936	$9,167
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$1,375	$1,411
Accounts payable to related parties (Note 17)	88	81
Bank checks outstanding	26	1
Payroll and benefits payable	488	462
Accrued taxes	104	99
Accrued interest	67	49
Short-term debt and current maturities of long-term debt (Note 12)	45	45
Total current liabilities	2,193	2,148
Long-term debt, less unamortized discount and debt issuance costs (Note 12)	3,076	3,093
Employee benefits	1,317	1,101
Deferred income tax liabilities (Note 8)	29	29
Deferred credits and other noncurrent liabilities	378	359
Total liabilities	6,993	6,730
Contingencies and commitments (Note 19)
Stockholders’ Equity (Note 15):
Common stock (150,925,911 shares issued) (Note 9)	151	151
Treasury stock, at cost (4,503,520 and 4,644,867 shares)	(325)	(339)
Additional paid-in capital	3,594	3,603
(Accumulated deficit) retained earnings	(157)	190
Accumulated other comprehensive loss (Note 16)	(1,321)	(1,169)
Total United States Steel Corporation stockholders’ equity	1,942	2,436
Noncontrolling interests	1	1
Total liabilities and stockholders’ equity	$8,936	$9,167
The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Increase (decrease) in cash and cash equivalents
Operating activities:
Net loss	$(340)	$(75)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	129	144
Restructuring and other charges (Note 18)	10	153
Provision for doubtful accounts	—	(6)
Pensions and other postretirement benefits	(9)	(17)
Deferred income taxes	9	(166)
Net loss on disposal of assets	3	—
Distributions received, net of equity investees earnings	(43)	(4)
Changes in:
Current receivables	(63)	237
Inventories	285	33
Current accounts payable and accrued expenses	72	(255)
Income taxes receivable/payable	5	16
Bank checks outstanding	24	31
All other, net	31	(18)
Net cash provided by operating activities	113	73
Investing activities:
Capital expenditures	(148)	(109)
Change in restricted cash, net	(3)	2
Investments, net	(1)	(1)
Net cash used in investing activities	(152)	(108)
Financing activities:
Repayment of long-term debt	(17)	—
Dividends paid	(7)	(7)
Net cash used in financing activities	(24)	(7)
Effect of exchange rate changes on cash	13	(46)
Net decrease in cash and cash equivalents	(50)	(88)
Cash and cash equivalents at beginning of year	755	1,354
Cash and cash equivalents at end of period	$705	$1,266

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
1.    Basis of Presentation and Significant Accounting Policies
United States Steel Corporation produces and sells steel products, including flat-rolled and tubular products, in North America and Central Europe. Operations in North America also include iron ore and coke production facilities, railroad services and real estate operations. Operations in Europe also include coke production facilities.
The year-end Consolidated Balance Sheet data was derived from audited statements but does not include all disclosures required for complete financial statements by accounting principles generally accepted in the United States of America (U.S. GAAP). The other information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which should be read in conjunction with these financial statements.
Revision of Prior Period Financial Statements
During 2015, the Company identified a prior period error related to the classification of unpaid capital expenditures in the Consolidated Statements of Cash Flows that impacted the quarterly interim financial statements in 2015. As a result, the Consolidated Statement of Cash Flows for the three months ended March 31, 2015 has been revised to reflect a decrease in operating activities and an increase in investing activities of $63 million. The Company has concluded the impact of this error was not material to the previously filed financial statements.
2.    New Accounting Standards
On March 30, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-09, Compensation - Stock Compensation (ASU 2016-09). ASU 2016-09 simplifies the accounting and reporting of certain aspects of shared-based payment transactions, including income tax treatment of excess tax benefits, forfeitures, classification of share-based awards as either equity or liabilities, and classification in the statement of cash flows for certain share-based transactions related to tax benefits and tax payments. ASU 2016-09 is effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods; early adoption is permitted. U. S. Steel is evaluating the financial statement implications of adopting ASU 2016-09.
On February 25, 2016, the FASB issued Accounting Standards Update 2016-02, Leases (ASU 2016-02). ASU 2016-02 supersedes prior lease accounting guidance. Under ASU 2016-02, for operating leases, a lessee should recognize in its statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term; recognize a single lease cost, which is allocated over the lease term, generally on a straight line basis, and classify all cash payments within the operating activities in the statement of cash flow. For financing leases, a lessee is required to recognize a right-of-use asset and a lease liability; recognize interest on the lease liability separately from amortization of the right-of-use asset, and classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability within the operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. In addition, at the inception of a contract, an entity should determine whether the contact is or contains a lease. ASU 2016-02 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, using a modified retrospective approach. U. S. Steel is evaluating the financial statement implications of adopting ASU 2016-02.

On November 20, 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. U. S. Steel adopted ASU 2015-17 in the fourth quarter of 2015 using the retrospective approach for all periods presented.
On September 25, 2015, the FASB issued Accounting Standards Update 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). ASU 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments for entities that have recorded provisional amounts for items in a business combination and requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 should be applied prospectively to measurement period adjustments that occur after the effective date. U. S. Steel adopted ASU 2015-16 on January 1, 2016 and there was no impact as a result of the adoption of this ASU.

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
On April 7, 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 changes the presentation of debt issuance costs in financial statements and requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. An entity is required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. On August 16, 2015, the FASB issued ASU 2015-15 to clarify the SEC staff's position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. Effective January 1, 2016, U. S. Steel retroactively adopted ASU 2015-03. As a result, debt issuance costs which were a component of other non-current assets in the Consolidated Balance Sheets were reclassified and are now reflected as a reduction of long-term debt. As of March 31, 2016 and December 31, 2015, other non-current assets and long-term debt in the Consolidated Balance Sheets decreased by approximately $22 million and $23 million, respectively.
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
Effective January 1, 2015, the Flat-Rolled segment was realigned to better serve customer needs through the creation of five commercial entities to specifically address customers in the automotive, consumer (which includes the packaging, appliance and construction industries) industrial, service center and mining market sectors. Beginning January 1, 2016, the Flat-Rolled segment was further streamlined and consolidated to consist of three commercial entities: automotive, consumer and the combined industrial, service center and mining commercial entities. These realignments did not affect the Company's reportable segments.
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
The results of segment operations for the three months ended March 31, 2016 and 2015 are:

(In millions) First Quarter 2016	Customer Sales	Intersegment Sales	Net Sales	Earnings (loss) from investees	EBIT
Flat-Rolled	$1,732	$16	$1,748	$43	$(188)
USSE	476	1	477	—	(14)
Tubular	108	—	108	2	(64)
Total reportable segments	2,316	17	2,333	45	(266)
Other Businesses	25	27	52	—	14
Reconciling Items and Eliminations	—	(44)	(44)	—	(9)
Total	$2,341	$—	$2,341	$45	$(261)

First Quarter 2015
Flat-Rolled	$2,194	$103	$2,297	$5	$(67)
USSE	691	1	692	—	37
Tubular	371	—	371	3	1
Total reportable segments	3,256	104	3,360	8	(29)
Other Businesses	16	28	44	(2)	8
Reconciling Items and Eliminations	—	(132)	(132)	—	(166)
Total	$3,272	$—	$3,272	$6	$(187)

The following is a schedule of reconciling items to EBIT:

	Three Months Ended March 31,
(In millions)	2016	2015
Items not allocated to segments:
Postretirement benefit income / (expense) (a)	$16	$(13)
Other items not allocated to segments:
Supplemental unemployment and severance costs(b)	(25)	—
Loss on shutdown of coke production facilities (c)	—	(153)
Total other items not allocated to segments	(25)	(153)
Total reconciling items	$(9)	$(166)
(a) Consists of the net periodic benefit cost elements, other than service cost and amortization of prior service cost for active employees, associated with our defined pension, retiree health care and life insurance benefit plans.
(b) Approximately $15 million is included in Cost of sales and approximately $10 million is included in the Restructuring and other charges in the Consolidated Statement of Operations. See Note 18 to the Consolidated Financial Statements.
(c) Included in Restructuring and other charges on the Consolidated Statements of Operations. See Note 18 to the Consolidated
Financial Statements.
4.     Intangible Assets
Intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of March 31, 2016			As of December 31, 2015
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$132	$54	$78	$132	$52	$80
Other	2-20 Years	17	8	9	17	8	9
Total amortizable intangible assets		$149	$62	$87	$149	$60	$89
The carrying amount of acquired water rights with indefinite lives as of March 31, 2016 and December 31, 2015 totaled $75 million. The water rights are tested for impairment annually in the third quarter, or whenever events or circumstances indicate that the carrying value may not be recoverable. U. S. Steel performed a quantitative impairment evaluation of its water rights in 2015, which indicated that they were not impaired.
During 2013, U. S. Steel acquired indefinite-lived intangible assets for $12 million and entered into an agreement to make future payments contingent upon certain factors. The present value of the aggregate purchase price was $36 million (maximum potential purchase price of $65 million), and U. S. Steel allocated $33 million to indefinite-lived intangible assets, based upon their estimated fair value. The liability for contingent consideration will be reassessed each quarter. The maximum potential liability for contingent consideration is $53 million as of March 31, 2016. As of March 31, 2016, U. S. Steel has recorded a liability of $20 million to reflect the estimated fair value of the contingent consideration. Contingent consideration was valued using a discounted cash flow using both Level 2 inputs such as patent royalty rates and bond yields, as well as significant unobservable Level 3 inputs, including internal forecasts and other discount rate information. These indefinite-lived intangible assets are tested for impairment annually in the third quarter, or whenever events or circumstances indicate that the carrying value may not be recoverable. U. S. Steel performed a quantitative impairment evaluation of these assets in 2015, which indicated that they were not impaired.
Identifiable intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying values may not be recoverable. During the fourth quarter of 2015, U. S. Steel completed a review of certain of its identifiable intangible assets with finite lives and determined that the assets were not impaired.
Amortization expense was $2 million in both the three months ended March 31, 2016 and March 31, 2015. The estimated future amortization expense of identifiable intangible assets during the next five years is $5 million for the remaining portion of 2016 and $7 million each year from 2017 to 2020.

5.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost for the three months ended March 31, 2016 and 2015:

	Pension Benefits		Other Benefits
(In millions)	2016	2015	2016	2015
Service cost	$13	$26	$5	$5
Interest cost	65	66	25	24
Expected return on plan assets	(105)	(110)	(37)	(38)
Amortization of prior service cost	3	4	6	(2)
Amortization of actuarial net loss	32	64	—	2
Net periodic benefit cost, excluding below	8	50	(1)	(9)
Multiemployer plans	17	18	—	—
Settlement, termination and curtailment losses	—	3	—	—
Net periodic benefit cost (income)	$25	$71	$(1)	$(9)
Employer Contributions
During the first three months of 2016, U. S. Steel made cash payments of $17 million to the Steelworkers’ Pension Trust and $2 million of pension payments not funded by trusts.
During the first three months of 2016, cash payments of $13 million were made for other postretirement benefit payments not funded by trusts. The cash benefit payments not funded by trusts has been reduced by approximately $20 million to reflect the utilization of assets from our trust for represented retiree health care and life insurance benefits to pay eligible claims.
Company contributions to defined contribution plans totaled $11 million and $10 million for the three months ended March 31, 2016 and 2015, respectively.

Other Postemployment Benefits
On February 1 , 2016, the USW ratified successor three year Collective Bargaining Agreements with U. S. Steel and its U. S. Steel Tubular Products, Inc. subsidiary (the 2015 Labor Agreements).
The 2015 Labor Agreements provide for certain employee and retiree benefit modifications, as well as the closure of the defined benefit retiree health care and life insurance plans (Other Benefits) to employees hired, or rehired under certain conditions, on or after January 1, 2016. Instead, these employees will receive a company defined contribution into a savings account of $0.50 per hour worked.
The 2015 Labor Agreements required remeasurement of the Other Benefits plans effective February 1, 2016, to reflect the changes to retiree benefits. The discount rate used for the February 1, 2016 remeasurement was 4.00 percent, as compared to 4.25 percent at December 31, 2015.
As a result of the remeasurement, the Other Benefits obligations increased by $213 million as compared to December 31, 2015, primarily due to an increase of approximately $172 million resulting from benefit and plan design changes in the 2015 Labor Agreements and an increase of $41 million as a result of a decrease in the discount rate. With the obligation increase, and a decrease in the market value of the assets for the Other Benefits plans on February 1, 2016, the funded status of the plans decreased by approximately $253 million.
Non-retirement postemployment benefits
U. S. Steel incurred costs of approximately $15 million and $14 million for the three months ended March 31, 2016 and 2015, respectively, related to the accrual of employee costs for supplemental unemployment benefits and the continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others. Payments during the three months ended March 31, 2016 were $18 million. Payments during the three months ended March 31, 2015 were insignificant.

Pension Funding
In November 2015, pension stabilization legislation further extended a revised interest rate formula to be used to measure defined benefit pension obligations for calculating minimum annual contributions. The new interest rate formula results in higher interest rates for minimum funding calculations as compared to prior law over the next few years, which will improve the funded status of our main defined benefit pension plan and reduce minimum required contributions. U. S. Steel will monitor the status of the plan to determine when voluntary contributions may be prudent in order to mitigate potentially larger mandatory contributions in later years. The Company estimates there will be no minimum required contribution to the main pension plan in 2016.
6.    Net Interest and Other Financial Costs
Net interest and other financial costs includes interest expense (net of capitalized interest), interest income, financing costs, derivatives gains and losses and foreign currency remeasurement gains and losses. Foreign currency gains and losses are primarily a result of foreign currency denominated assets and liabilities that require remeasurement and the impacts of euro-U.S. dollar derivatives activity. During the three months ended March 31, 2016 and 2015, net foreign currency losses of $8 million and gains of less than $1 million respectively, were recorded in other financial costs.
See Note 11 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure.

7.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee) under the 2005 Stock Incentive Plan (the Plan), which is more fully described in Note 14 of the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2015. An aggregate of 21,250,000 shares of U. S. Steel common stock may be issued under the Plan. As of March 31, 2016, there were 1,861,972 shares available for future grants. On April 26, 2016, the Company's stockholders approved the 2016 Omnibus Incentive Compensation Plan (the Omnibus Plan). Under the Omnibus Plan, the Company is authorized to issue up to 7,200,000 shares of common stock. While the awards that were previously granted under the Plan remain outstanding, all future awards will be granted under the Omnibus Plan.

Recent grants of stock-based compensation consisted of total shareholder return (TSR) performance awards. There were no annual grants of stock options or restricted stock units during the first quarter of 2016. First quarter 2015 grants of stock-based compensation consisted of stock options, restricted stock unit awards and TSR performance awards. Stock options are generally issued at the market price of the underlying stock on the date of the grant. Upon exercise of stock options, shares of U. S. Steel common stock are issued from treasury stock. The following table is a general summary of the awards made under the Plan.

	2016		2015
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Stock Options	—	$—	1,607,190	$10.04
Restricted Stock Units	—	$—	765,750	$24.75
TSR Performance Awards (c)	308,130	$10.02	273,560	$24.95
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted-average for all grants during the quarter.
(c) The number of performance awards shown represents the target value of the award.
U. S. Steel recognized pretax stock-based compensation expense in the amount of $6 million and $11 million in the three month periods ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, total future compensation expense related to nonvested stock-based compensation arrangements was $26 million, and the weighted average period over which this expense is expected to be recognized is approximately 1 year.

Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The stock options vest ratably over a three-year service period and have a term of ten years.

Black-Scholes Assumptions	2015 Grants
Grant date price per share of option award	$24.78
Exercise price per share of option award	$24.78
Expected annual dividends per share, at grant date	$0.20
Expected life in years	5
Expected volatility	47%
Risk-free interest rate	1.6%
Grant date fair value per share of unvested option awards as calculated from above	$10.04

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

TSR performance awards vest at the end of a three-year performance period as a function of U. S. Steel's total shareholder return compared to the total shareholder return of a peer group of companies over the three-year performance period. TSR performance awards can vest at between zero and 200 percent of the target award. The fair value of the TSR performance awards is calculated using a Monte-Carlo simulation.
8.    Income Taxes
Tax provision
For the three months ended March 31, 2016 and 2015, we recorded a tax provision of $14 million on our pretax loss of $326 million and a tax benefit of $174 million on our pretax loss of $249 million, respectively. Due to the full valuation allowance on our domestic deferred tax assets, the tax provision does not reflect any tax benefit for domestic pretax losses. For 2015, the tax provision reflects a benefit for percentage depletion in excess of cost depletion for iron ore that we produce and consume or sell and a net benefit of $31 million relating to the adjustment of certain tax reserves in the first three months of 2015.
The tax provision for the first three months of 2016 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. Due to the full valuation allowance on our domestic deferred tax assets, the tax provision does not reflect any tax benefit for domestic pretax losses.
During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2016 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2016 could be materially different from the forecasted amount used to estimate the tax provision for the three months ended March 31, 2016.
Deferred taxes
Each quarter U. S. Steel analyzes the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion, or all, of a deferred tax asset may not be realized. At December 31, 2015, the Company determined that a valuation of $804 million was required for the Company's domestic deferred tax assets.

At March 31, 2016, U. S. Steel reviewed all available positive and negative evidence and determined that it is more likely than not that all of its net domestic deferred tax asset may not be realized. As a result, an incremental valuation allowance of $224 million was recorded against the increase in the net domestic deferred tax asset (excluding a deferred tax liability related to an asset with an indefinite life).

U. S. Steel will continue to monitor the realizability of its deferred tax assets on a quarterly basis. In the future, if we determine that realization is more likely than not for deferred tax assets with a valuation allowance, the related valuation allowance will be reduced, and we will record a non-cash benefit to earnings.

As of March 31, 2016, the valuation allowance for the net domestic deferred tax asset was $1,028 million, compared to $804 million as December 31, 2015. As of March 31, 2016 and December 31, 2015, the net domestic deferred tax liability was $29 million.
As of March 31, 2016, the net foreign deferred tax asset was $7 million, net of an established valuation allowance of $4 million. At December 31, 2015, the net foreign deferred tax asset was $15 million, net of an established valuation allowance of $4 million. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro.
Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in Accounting Standards Codification (ASC) Topic 740 on income taxes. The total amount of gross unrecognized tax benefits was $75 million at March 31, 2016 and $74 million at December 31, 2015. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $11 million as of March 31, 2016 and $12 million as of December 31, 2015.
U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Consolidated Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of March 31, 2016 and December 31, 2015, U. S. Steel had accrued liabilities of $5 million and $1 million, respectively, for interest and penalties related to uncertain tax positions.
9.    Earnings and Dividends Per Common Share
Earnings Per Share Attributable to United States Steel Corporation Stockholders
Basic earnings per common share is based on the weighted average number of common shares outstanding during the period.
Diluted earnings per common share assumes the exercise of stock options, the vesting of restricted stock units and performance awards and the conversion of convertible notes, provided in each case the effect is dilutive. The “treasury stock” method was used to calculate the dilutive effect of the Senior Convertible Notes due in 2019 (2019 Senior Convertible Notes) while they were outstanding due to our intent and policy at the time of issuance to settle the principal amount of the 2019 Senior Convertible Notes in cash if they were converted (as described in Note 16 to the Annual Report on Form 10-K, the 2019 Senior Convertible Notes were redeemed in the fourth quarter of 2015).

The computations for basic and diluted earnings per common share from continuing operations are as follows:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2016	2015
Loss attributable to United States Steel Corporation stockholders	$(340)	$(75)
Weighted-average shares outstanding (in thousands):
Basic	146,402	145,733
Effect of stock options, restricted stock units and performance awards	—	—
Adjusted weighted-average shares outstanding, diluted	146,402	145,733
Basic earnings per common share	$(2.32)	$(0.52)
Diluted earnings per common share	$(2.32)	$(0.52)
The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted earnings per common share:

	Three Months Ended March 31,
(In thousands)	2016	2015
Securities granted under the 2005 Stock Incentive Plan, as amended	8,567	10,056
Dividends Paid Per Share
The dividend for the first quarter of 2016 and 2015 was five cents per common share.
10.    Inventories
Inventories are carried at the lower of cost or market. The first-in, first-out method is the predominant method of inventory costing in Europe. The last-in, first-out (LIFO) method is the predominant method of inventory costing in the United States. At March 31, 2016 and December 31, 2015, the LIFO method accounted for 82 percent and 80 percent of total inventory values, respectively.

(In millions)	March 31, 2016	December 31, 2015
Raw materials	$518	$766
Semi-finished products	819	841
Finished products	406	392
Supplies and sundry items	58	75
Total	$1,801	$2,074
Current acquisition costs were estimated to exceed the above inventory values by $792 million and $900 million at March 31, 2016 and December 31, 2015, respectively. As a result of the liquidation of LIFO inventories, cost of sales increased and EBIT decreased by $46 million and $4 million in the three months ended March 31, 2016 and March 31, 2015, respectively.
Inventory includes $53 million and $64 million of property held for residential or commercial development as of March 31, 2016 and December 31, 2015, respectively.
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
As of March 31, 2016, U. S. Steel held euro forward sales contracts with a total notional value of approximately $224 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.
Additionally, U. S. Steel uses fixed-price forward physical purchase contracts to partially manage our exposure to price risk related to the purchases of natural gas and certain nonferrous metals used in the production process. During 2016 and 2015, the forward physical purchase contracts for natural gas and nonferrous metals qualified for the normal purchases and normal sales exemption described in ASC Topic 815 and were not subject to mark-to-market accounting.
The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel's consolidated financial statements as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015:

		Fair Value	Fair Value
(In millions)	Balance Sheet Location	March 31, 2016	December 31, 2015
Foreign exchange forward contracts	Accounts receivable	$—	$4
Foreign exchange forward contracts	Accounts payable	$6	$1

(In millions)	Statement of Operations Location	Amount of Gain	Amount of Gain
		Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Foreign exchange forward contracts	Other financial costs	$10	$43
In accordance with the guidance in ASC Topic 820 on fair value measurements and disclosures, the fair value of our euro forward sales contracts was determined using Level 2 inputs, which are defined as "significant other observable" inputs. The inputs used are from market sources that aggregate data based upon market transactions.

12.    Debt

(In millions)	Interest Rates %	Maturity	March 31, 2016	December 31, 2015
2037 Senior Notes	6.65	2037	$350	$350
2022 Senior Notes	7.50	2022	400	400
2021 Senior Notes	6.875	2021	275	275
2020 Senior Notes	7.375	2020	600	600
2018 Senior Notes	7.00	2018	487	500
2017 Senior Notes	6.05	2017	444	450
Environmental Revenue Bonds	5.50 - 6.88	2016 - 2042	490	490
Recovery Zone Facility Bonds	6.75	2040	70	70
Fairfield Caster Lease		2022	30	30
Other capital leases and all other obligations		2019	1	1
Third Amended and Restated Credit Agreement	Variable	2020	—	—
USSK Revolver	Variable	2019	—	—
USSK credit facilities	Variable	2016 - 2018	—	—
Total Debt			3,147	3,166
Less unamortized discount and debt issuance costs			4	5
Less deferred issuance costs			22	23
Less short-term debt and long-term debt due within one year			45	45
Long-term debt			$3,076	$3,093

To the extent not otherwise discussed below, information concerning the Senior Notes and other listed obligations can be found in Note 16 of the audited financial statements in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Repurchase of Senior Notes
During the first quarter of 2016, the Company repurchased approximately $6 million of its 2017 6.05% Senior Notes at an average rate of 92.305 percent and approximately $13 million of its 2018 7.00% Senior Notes at an average rate of 87.962 percent. The repurchase resulted in a gain on extinguishment of approximately $2 million.
Third Amended and Restated Credit Agreement
As of March 31, 2016, there were no amounts drawn on the $1.5 billion credit facility agreement (Third Amended and Restated Credit Agreement) and inventory and trade receivable amounts less specified reserves calculated in accordance with the Third Amended and Restated Credit Agreement supported the full $1.5 billion of the facility. Maturity may be accelerated 91 days prior to the stated maturity of any outstanding senior debt if excess cash and credit facility availability do not meet the liquidity conditions set forth in the Third Amended and Restated Credit Agreement. Borrowings are secured by liens on certain domestic inventory and trade accounts receivable.

U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Third Amended Credit Agreement is less than the greater of 10 percent of the total aggregate commitments and $150 million. Since availability was greater than $150 million, compliance with the fixed charge coverage ratio covenant was not applicable. Based on the most recent four quarters as of March 31, 2016, we would not meet this covenant. So long as we continue to not meet this covenant, the amount available to the Company under this facility is effectively reduced by $150 million. Also, if the value of our inventory and trade accounts receivable do not support the full amount of the facility, the amount available to the Company under this facility would be reduced.

The Third Amended and Restated Credit Agreement provides for borrowings at interest rates based on defined, short-term market rates plus a spread based on availability and includes other customary terms and conditions including restrictions on our ability to create certain liens and to consolidate, merge or transfer all, or substantially all, of our assets. The Third Amended and Restated Credit Agreement expires in July 2020. On February 24, 2016, the Company entered into an amendment to the Third Amended and Restated Credit Agreement that updated certain definitions to conform to the definitions of similar terms used in the Corporation's outstanding indentures. Additionally, the amendment increased the threshold for incurrence of additional secured debt from 10% to 15% of Consolidated Net Tangible Assets.
U. S. Steel Košice (USSK) credit facilities
At March 31, 2016, USSK had no borrowings under its €200 million (approximately $228 million) unsecured revolving credit facility (the USSK Credit Agreement). The USSK Credit Agreement contains certain USSK financial covenants, including maximum Leverage, maximum Net Debt to Tangible Net Worth, and minimum Interest Cover ratios. The covenants are measured semi-annually for the period covering the last twelve calendar months. USSK may not draw on the USSK Credit Agreement if it does not comply with any of the financial covenants until the next measurement date on which it does. The USSK Credit Agreement expires in July 2019. At March 31, 2016, USSK had full availability under the USSK Credit Agreement.
At March 31, 2016, USSK had no borrowings under its €40 million and €10 million unsecured credit facilities (collectively approximately $57 million) and the availability was approximately $56 million due to approximately $1 million of customs and other guarantees outstanding.
Each of these facilities bear interest at the applicable inter-bank offer rate plus a margin and contain customary terms and conditions.
Change in control event
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,556 million as of March 31, 2016 (including the Senior Notes) may be declared due and payable; (b) the Third Amended and Restated Credit Agreement, and USSK's €200 million Revolving Credit Agreement may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield Works slab caster for $30 million or provide a letter of credit to secure the remaining obligation.
13.    Asset Retirement Obligations
U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs:

(In millions)	March 31, 2016	December 31, 2015
Balance at beginning of year	$89	$48
Additional obligations incurred	—	45	(a)
Obligations settled	(4)	(6)
Foreign currency translation effects	—	(1)
Accretion expense	1	3
Balance at end of period	$86	$89
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

The following table summarizes U. S. Steel’s financial liabilities that were not carried at fair value at March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$2,502	$3,090	$1,896	$3,107
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

15.    Statement of Changes in Stockholders’ Equity

The following table reflects the first three months of 2016 and 2015 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Three Months Ended March 31, 2016 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$2,437	$190	$(1,169)	$151	$(339)	$3,603	$1
Comprehensive income (loss):
Net loss	(340)	(340)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	(224)		(224)
Currency translation adjustment	61		61
Employee stock plans	5				14	(9)
Dividends paid on common stock	(7)	(7)
Other	11	—	$11
Balance at March 31, 2016	$1,943	$(157)	$(1,321)	$151	$(325)	$3,594	$1

Three Months Ended March 31, 2015 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,800	$1,862	$(1,441)	$151	$(396)	$3,623	$1
Comprehensive income (loss):
Net loss	(75)	(75)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	43		43
Currency translation adjustment	(103)		(103)
Employee stock plans	11				1	10
Dividends paid on common stock	(7)	(7)
Other	(1)	(1)
Balance at March 31, 2015	$3,668	$1,779	$(1,501)	$151	$(395)	$3,633	$1

16.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions) (a)	Pension and Other Benefit Items		Foreign Currency Items	Other	Total
Balance at December 31, 2015	$(1,479)		$312	$(2)	$(1,169)
Other comprehensive (loss) income before reclassifications	(183)		61	8	(114)
Amounts reclassified from AOCI	(41)	(b)	—	3	(38)
Net current-period other comprehensive income	(224)		61	11	(152)
Balance at March 31, 2016	$(1,703)		$373	$9	$(1,321)
(a)Amounts for 2016 do not reflect a tax benefit as a result of a full valuation allowance on our domestic deferred tax assets. Amounts for 2015 are shown net of tax. Amounts in parentheses indicate decreases in AOCI.
(b)See table below for further details.

		Amount reclassified from AOCI
		Three Months Ended March 31,
(In millions) (a)	Details about AOCI components	2016	2015
	Amortization of pension and other benefit items
	Prior service costs (b)	$(9)	$(2)
	Actuarial losses (b)	(32)	(66)
	Settlement, termination and curtailment gains (b)	—	(3)
	Total before tax	(41)	(71)
	Tax benefit (c)	—	27
	Net of tax	$(41)	$(44)
(a)Amounts in parentheses indicate decreases in AOCI.
(b)These AOCI components are included in the computation of net periodic benefit cost (see Note 5 for additional details).
(c)Amount for 2016 does not reflect a tax benefit as a result of a full valuation allowance on our domestic deferred tax assets.
17.    Transactions with Related Parties
Net sales to related parties and receivables from related parties primarily reflect sales of raw materials and steel products to equity investees and U. S. Steel Canada (USSC) after the Canada Companies' Creditor Arrangement Act (CCAA) filing on September 16, 2014. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $315 million and $326 million for the three months ended March 31, 2016 and 2015, respectively.
Purchases from related parties for outside processing services provided by equity investees and USSC after the CCAA filing on September 16, 2014 amounted to $19 million and $101 million for the three months ended March 31, 2016 and 2015, respectively. Purchases of iron ore pellets from related parties amounted to $46 million and $55 million for the three months ended March 31, 2016 and 2015 respectively.
Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $73 million and $66 million at March 31, 2016 and December 31, 2015, respectively for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties, including USSC after the CCAA filing on September 16, 2014, totaled $15 million at both March 31, 2016 and December 31, 2015.

18. Restructuring and Other Charges

As a result of continued low steel and energy prices and decreased demand for steel products, during the three months ended March 31, 2016, the Company recorded a charge of $10 million associated with Company wide headcount reductions, including within our Flat-Rolled, Tubular and USSE segments. This charge includes costs for supplemental unemployment and severance benefits as well as the continuation of health care benefits.

During the three months ended March 31, 2015, the Company recorded a charge of $153 million related to the permanent shutdown of the cokemaking operations at Gary Works and Granite City Works, within our Flat-Rolled segment. In addition to the write-down of assets, the charge also includes employee related costs, including costs for severance, supplemental unemployment benefits and continuation of health care benefits of $18 million and other shutdown costs, primarily environmental.
Charges for restructuring and ongoing cost reduction initiatives are recorded in the period the Company commits to a restructuring or cost reduction plan, or executes specific actions contemplated by the plan and all criteria for liability recognition have been met. Charges related to the restructuring and cost reductions are reported in restructuring and other charges in the Consolidated Statements of Operations.
The activity in the accrued balances incurred in relation to restructuring and other cost reduction programs during the three months ended March 31, 2016 were as follows:

	Employee Related	Exit
(in millions)	Costs	Costs	Total
Balance at December 31, 2015	$48	$107	$155

Additional charges	14	—	14
Cash payments/utilization	(12)	(21)	(33)
Other adjustments and reclassifications	(4)	—	(4)

Balance at March 31, 2016	$46	$86	$132

Accrued liabilities for restructuring and other cost reduction programs are included in the following balance sheet lines:

(in millions)	March 31, 2016	December 31, 2015
Accounts payable	$66	$90
Payroll and benefits payable	41	48
Employee Benefits	5	—
Deferred credits and other noncurrent liabilities	20	17
Total	$132	$155

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
Asbestos matters – As of March 31, 2016, U. S. Steel was a defendant in approximately 810 active cases involving approximately 3,305 plaintiffs. The vast majority of these cases involve multiple defendants. At December 31, 2015, U. S. Steel was a defendant in approximately 820 active cases involving approximately 3,315 plaintiffs. About 2,505, or approximately 76 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the three months ended March 31, 2016, settlements and other dispositions resolved approximately 80 cases, and new case filings added approximately 70 cases. During 2015, settlements and other dispositions resolved approximately 415 cases, and new case filings added approximately 275 cases.

The following table shows the activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2013	3,330	250	240	3,320
December 31, 2014	3,320	190	325	3,455
December 31, 2015	3,455	415	275	3,315
March 31, 2016	3,315	80	70	3,305
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

(In millions)	Three Months Ended March 31, 2016
Beginning of period	$197
Accruals for environmental remediation deemed probable and reasonably estimable	—
Adjustments for changes in estimates	(3)
Obligations settled	(3)
End of period	$191
Accrued liabilities for remediation activities are included in the following Consolidated Balance Sheet lines:

(In millions)	March 31, 2016	December 31, 2015
Accounts payable	$14	$14
Deferred credits and other noncurrent liabilities	177	183
Total	$191	$197
Expenses related to remediation are recorded in cost of sales and were insignificant for both three month periods ended March 31, 2016 and March 31, 2015. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 15 to 25 percent.

Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

(1)
Projects with Ongoing Study and Scope Development - Projects which are still in the development phase. For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are five environmental remediation projects where additional costs for completion are not currently estimable, but could be material. These projects are at Fairfield Works, Lorain Tubular, USS-POSCO industries (UPI), the Fairless Plant, and the former steelmaking plant at Joliet, Illinois. As of March 31, 2016, accrued liabilities for these projects totaled $1 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $25 million to $40 million.

(2)
Significant Projects with Defined Scope - Projects with significant accrued liabilities with a defined scope. As of March 31, 2016, there are four significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $149 million. These projects are Gary RCRA (accrued liability of $32 million), the former Geneva facility (accrued liability of $63 million), the former Duluth facility St. Louis River Estuary (accrued liability of $48 million), and the Solid Waste Management Unit (SWMU) #4 at UPI (accrued liability of $6 million).

(3)
Other Projects with a Defined Scope - Projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are three other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at March 31, 2016 was $4 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at March 31, 2016 was $6 million. We do not foresee material additional liabilities for these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $24 million at March 31, 2016 and were based on known scopes of work.
Administrative and Legal Costs – As of March 31, 2016, U. S. Steel had an accrued liability of $7 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first three months of 2016 and 2015, such capital expenditures totaled $8 million and $23 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
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

NAAQS Standards - The EPA recently revised the National Ambient Air Quality Standards (NAAQS) for nitrogen oxide, sulfur dioxide, particulate matter, and lead. It is likely that the new requirements in the State Implementation Plans (SIPs) for sulfur dioxide and particulate matter would be material to U. S. Steel, though we are unable to reasonably estimate such amount at this time.
EU Environmental Requirements – Slovakia adopted a new waste code in March 2015 that was effective January 1, 2016. This legislation implements the EU Waste Framework Directive that strictly regulates waste disposal and encourages recycling, among other provisions, by increasing fees for waste disposed of in landfills, including privately owned industrial landfills. This legislation will not have a material impact on USSK.
Under the Emission Trading System (ETS) USSK's final allocation of free allowances for the Phase III period, which covers the years 2013 through 2020 is approximately 48 million allowances. Based on 2015 emission intensity levels and projected future production levels, and as a result of carryover allowances from the NAP II period, the earliest we would have to purchase allowances to meet the annual compliance submission would be the first quarter of 2018. We currently estimate a shortfall of 15 million allowances for the entire Phase III period. However, due to a number of variable factors such as the future market value of allowances, future production levels and future emission intensity levels, we cannot reliably estimate the full cost of complying with the ETS regulations at this time.
The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BAT) to reduce environmental impacts as well as compliance with BAT associated emission levels. Our most recent broad estimate of likely capital expenditures for projects to comply with or go beyond BAT requirements is €50 million to €165 million (approximately $55 million to $190 million) over the 2016 to 2020 period. There are ongoing efforts to seek EU grants to fund a portion of these capital expenditures. The actual amount spent will depend largely upon the amount of EU incentive grants received.
Due to other EU legislation, we will be required to make changes to the boilers at our steam and power generation plant in order to comply with stricter air emission limits for large combustion plants. In January 2014, the operation of USSK's boilers was approved by the European Commission as part of Slovakia's Transitional National Plan (TNP) for bringing all boilers in Slovakia into compliance by no later than 2020. The TNP establishes parameters for determining the date by which specific boilers are required to reach compliance with the new air standards, which has been determined to be October 2017 for our boilers. The boiler projects have been approved by our Board of Directors and we are now in the execution phase. These projects will result in a reduction in electricity, CO2 emissions and operating, maintenance and waste disposal costs once completed. The current projected cost to reconstruct one existing boiler and build one new boiler to achieve compliance is approximately €125 million (approximately $140 million) of which €73 million (approximately $85 million) has already been spent through March 31, 2016. Broad legislative changes were enacted by the Slovak Republic to extend the scope of support for renewable sources of energy, which will allow USSK to participate in Slovakia's renewable energy incentive program once both boiler projects are completed.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $4 million at March 31, 2016.
EPA Region V Federal Lawsuit – On August 1, 2012, the EPA, joined by the States of Illinois, Indiana and Michigan, initiated an action in the Northern District of Indiana alleging various air regulatory violations at Gary Works, Granite City Works, and Great Lakes Works. The action contends that Gary Works failed to obtain the proper Clean Air Act (CAA) pre-construction permit for a routine reline of its Blast Furnace No. 4 in 1990, and that the three facilities failed to meet certain operational, maintenance, opacity, and recordkeeping requirements. Civil penalties and injunctive relief is requested. U. S. Steel believes that the claims asserted in the action are not justified and are without legal foundation. The Court has dismissed all claims related to the Blast Furnace No. 4 reline. Fact discovery on the remaining claims is being conducted in three phases with discovery regarding Granite City Works and Great Lakes Works now complete. U. S. Steel will continue to vigorously defend against these claims. At this time, the potential outcome on the asserted claims is not reasonably estimable.

CCAA - On September 16, 2014 USSC commenced court-supervised restructuring proceedings under CCAA before the Ontario Superior Court of Justice. As part of the CCAA proceedings, U. S. Steel submitted both secured and unsecured claims of approximately C$2.2 billion which were verified by the court-appointed Monitor. U. S. Steel's claims were challenged by a number of interested parties and on February 29, 2016, the Court denied those challenges and verified U. S. Steel's secured claims in the amount of approximately $119 million and unsecured claims of approximately C$1.8 billion and $120 million. The interested parties have appealed the determinations of the Ontario Superior Court of Justice.
Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $10 million at March 31, 2016). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $159 million as of March 31, 2016, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our letters of credit are collateralized by our Third Amended and Restated Credit Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $40 million at March 31, 2016, of which less than $1 million was classified as current, and $37 million at December 31, 2015, all of which was classified as noncurrent.
Capital Commitments – At March 31, 2016, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $199 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2016	2017	2018	2019	2020	Later Years	Total
$585	$568	$564	$321	$296	$1,407	$3,741
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, and certain energy and utility services with terms ranging from two to 16 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of March 31, 2016, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $200 million.
Total payments relating to unconditional purchase obligations were $132 million and $111 million for the three months ended March 31, 2016 and 2015, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

During the first quarter of 2016, the Company continued adjusting its operating configuration by temporarily idling production at certain of its tubular facilities. Certain other organizational realignments were also undertaken to further streamline our operational processes and reduce costs.

U. S. Steel continuously evaluates potential strategic and organizational opportunities, which may include the acquisition, divestiture or consolidation of assets. Given recent market conditions and the continued challenges faced by the Company, we are aggressively focused on maintaining cash and are considering various possibilities, including exiting lines of business and the sale of certain assets, that we believe would ultimately result in a stronger balance sheet and greater stockholder value. The Company will pursue opportunities based on the financial condition of the Company, its long-term strategy, and what the Board of Directors determines to be in the best interests of the Company's stockholders at the time.

Net sales by segment for the three months ended March 31, 2016 and 2015 are set forth in the following table:

	Three Months Ended March 31,
(Dollars in millions, excluding intersegment sales)	2016	2015	% Change
Flat-Rolled Products (Flat-Rolled)	$1,732	$2,194	(21)%
U. S. Steel Europe (USSE)	476	691	(31)%
Tubular Products (Tubular)	108	371	(71)%
Total sales from reportable segments	2,316	3,256	(29)%
Other Businesses	25	16	56%
Net sales	$2,341	$3,272	(28)%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended March 31, 2016 versus the three months ended March 31, 2015 is set forth in the following table:
Three Months Ended March 31, 2016 versus Three Months Ended March 31, 2015

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-Rolled	(5)%	(17)%	—%	—%	1%	(21)%
USSE	(20)%	(12)%	3%	(2)%	—%	(31)%
Tubular	(58)%	(11)%	—%	—%	(2)%	(71)%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
Net sales were $2,341 million in the three months ended March 31, 2016, compared with $3,272 million in the same period last year. The decrease in sales for the Flat-Rolled segment primarily reflected lower average realized prices (decrease of $157 per net ton) and a decrease in shipments (decrease of 119 thousand net tons) as a result of market conditions, including high import levels, which has served to reduce shipment volumes and drastically depress both spot and contract prices. The decrease in sales for the USSE segment was primarily due to a decrease in shipments (decrease of 260 thousand net tons) and lower average realized euro-based prices (decrease of €56 per net ton), both as a result of higher imports. The decrease in sales for the Tubular segment primarily reflected lower shipments (decrease of 131 thousand net tons) as a result of reduced drilling activity caused by low crude oil prices and continued high import levels and lower average realized prices (decrease of $457 per net ton).

Pension and other benefits costs
Pension and other benefit costs are reflected in our cost of sales and selling, general and administrative expense line items in the Consolidated Statements of Operations.
Defined benefit and multiemployer pension plan costs totaled $25 million in the three months ended March 31, 2016, compared to $71 million in the three months ended March 31, 2015. The $46 million decrease is primarily due to the freezing of benefit accruals for non-union participants effective December 31, 2015 and the natural maturation of our pension plans, partially offset by asset performance.
Costs related to defined contribution plans totaled $11 million for both of the three months ended March 31, 2016 and 2015.
Other benefit (income), which is included in EBIT, totaled $(1) million in the three months ended March 31, 2016, compared to $(9) million in the three months ended March 31, 2015. The $8 million decrease in income is primarily due to benefit and plan design changes in the 2015 Labor Agreements and the natural maturation of our other benefit plans.
Net periodic pension cost, including multiemployer plans, is expected to total approximately $97 million in 2016. Total other benefits costs in 2016 are expected to be a benefit of approximately $(4) million. The pension cost projection includes approximately $65 million of contributions to the Steelworkers Pension Trust.

A sensitivity analysis of the projected incremental effect of a hypothetical one percentage point change in the significant inputs used in the calculation of pension and other benefits net periodic benefit costs is provided in the following table:

	Hypothetical Rate Increase (Decrease)
(Dollars in millions)	1%	(1)%
Expected return on plan assets
Incremental (decrease) increase in:
Net periodic pension cost for 2016	$(76)	$76
Discount rate
Incremental (decrease) increase in:
Net periodic pension & other benefits costs for 2016	$(9)	$7
Pension & other benefits obligations	$(752)	$885
Health care cost escalation trend rates
Incremental increase (decrease) in:
Other postretirement benefit obligations	$95	$(82)
Service and interest cost components for 2016	$4	$(4)
Non-retirement postemployment benefits
U. S. Steel incurred costs of approximately $15 million and $14 million for the three months ended March 31, 2016 and 2015, respectively, related to employee costs for supplemental unemployment benefits and the continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others. Payments for these benefits during the three months ended March 31, 2016 were $18 million. Payments during the three months ended March 31, 2015 were insignificant.
Selling, general and administrative expenses
Selling, general and administrative expenses were $69 million in the three months ended March 31, 2016, compared to $102 million in the three months ended March 31, 2015. The decrease is primarily related to lower pension and other benefits costs, as discussed above, as well as impacts from Company wide overhead reductions.

Restructuring and Other Charges
As a result of continued low steel and energy prices and decreased demand for steel products, during the three months ended March 31, 2016, the Company recorded a charge of $10 million associated with Company wide headcount reductions, including within our Flat-Rolled, Tubular and USSE segments. This charge includes costs for supplemental unemployment and severance benefits as well as the continuation of health care benefits.
During the three months ended March 31, 2015, the Company recorded a charge of $153 million related to the permanent shutdown of the cokemaking operations at Gary Works and Granite City Works, within our Flat-Rolled segment. In addition to the write-down of assets, the charge also includes employee related costs, including costs for severance, supplemental unemployment benefits and continuation of health care benefits of $18 million and other shutdown costs, primarily environmental.
Charges for restructuring and ongoing cost reduction initiatives are recorded in the period the Company commits to a restructuring or cost reduction plan, or executes specific actions contemplated by the plan and all criteria for liability recognition have been met. Charges related to the restructuring and cost reductions are reported in restructuring and other charges in the Consolidated Statements of Operations.
Management believes its actions with regards to the Company’s operations will potentially impact the Company’s annual cash flows by approximately $350 million to $400 million over the course of subsequent annual periods as a result of decreased employee, maintenance and other facility costs, as well as eliminating the need for capital investment at the facilities. These actions will result in other non-cash savings of approximately $90 million, primarily related to reduced depreciation expense in future periods. Management does not believe there will be any significant impacts related to the Company’s revenues as a result of these actions.

Earnings before interest and income taxes (EBIT) by segment for the three months ended March 31, 2016 and 2015 is set forth in the following table:

	Three Months Ended March 31,		% Change
(Dollars in millions)	2016	2015
Flat-Rolled	$(188)	$(67)	NM
USSE	(14)	37	NM
Tubular	(64)	1	NM
Total earnings from reportable segments	(266)	(29)	NM
Other Businesses	14	8	75%
Segment EBIT	(252)	(21)	NM
Items not allocated to segments:
Postretirement benefit income (expense)	16	(13)	NM
Other items not allocated to segments:
Supplemental unemployment and severance costs	(25)	—	100%
Loss on shutdown of coke production facilities	—	(153)	100%
Total EBIT	$(261)	$(187)	NM
Segment results for Flat-Rolled

	Three Months Ended March 31,		% Change
	2016	2015
Earnings before interest and taxes ($ millions)	$(188)	$(67)	NM
Gross margin	(4)%	4%	(8)%
Raw steel production (mnt)	2,779	2,868	(3)%
Capability utilization	66%	60%	6%
Steel shipments (mnt)	2,498	2,617	(5)%
Average realized steel price per ton	$611	$768	(20)%
The decrease in Flat-Rolled results for the three months ended March 31, 2016 compared to the same period in 2015 resulted from lower average realized prices (approximately $395 million) as a result of challenging market conditions, including high import levels, which have served to drastically depress both spot and contract prices and lower steel substrate sales to our Tubular segment (approximately $20 million). These changes were partially offset by lower repairs and maintenance and other operating costs (approximately $240 million), lower raw materials costs (approximately $35 million), and lower energy costs (approximately $20 million).
Recent increases in prices for flat-rolled products will begin to be reflected in our results in the second quarter.

Segment results for USSE

	Three Months Ended March 31,		% Change
	2016	2015
Earnings before interest and taxes ($ millions)	$(14)	$37	NM
Gross margin	4%	11%	(7)%
Raw steel production (mnt)	1,152	1,283	(10)%
Capability utilization	92%	104%	(12)%
Steel shipments (mnt)	1,004	1,264	(21)%
Average realized steel price per ton	$458	$530	(14)%
The decrease in USSE results for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to lower average realized euro-based prices (approximately $80 million) and lower shipment volumes (approximately $15 million) as a result of higher imports, partially offset by lower raw materials costs (approximately $55 million).
Segment results for Tubular

	Three Months Ended March 31,		% Change
	2016	2015
Earnings before interest and taxes ($ millions)	$(64)	$1	NM
Gross margin	(33)%	7%	(40)%
Steel shipments (mnt)	89	220	(60)%
Average realized steel price per ton	$1,180	$1,637	(28)%
The decrease in Tubular results for the three months ended March 31, 2016 as compared to the same period in 2015 was primarily due to decreased shipment volumes (approximately $55 million), as a result of increasing import levels, and a decrease in average realized prices (approximately $40 million), as a result of continued decline in drilling activity. These changes were partially offset by lower raw materials costs (approximately $15 million) and decreased repairs and maintenance and other operating costs (approximately $15 million).
Gross margin for the three months ended March 31, 2016 as compared to the same period in 2015 decreased as a result of production cost inefficiencies driven by the decrease in shipments.
Results for Other Businesses
Other Businesses had income of $14 million in the three months ended March 31, 2016, compared to income of $8 million in the three months ended March 31, 2015.
Items not allocated to segments
The decrease in postretirement benefit expense in the three months ended March 31, 2016 as compared to the same period in 2015 resulted from lower pension expenses as a result of the freezing of benefit accruals for non-union participants effective December 31, 2015 and the natural maturation of our pension plans.
We recorded $25 million in supplemental unemployment and severance costs in the three months ended March 31, 2016 as a result of further actions to adjust our operating configuration, streamline our operational processes, and reduce costs.
We recorded a $153 million loss on shutdown of coke production facilities in the three months ended March 31, 2015 as a result of the permanent closure of our Gary Works and Granite City Works coke facilities.

Net interest and other financial costs

	Three Months Ended March 31,		% Change
(Dollars in millions)	2016	2015
Interest expense	$53	$51	4%
Interest income	(1)	—	NM
Other financial costs	13	11	18%
Total net interest and other financial costs	$65	$62	5%
Net interest and other financial costs remained consistent in the three months ended March 31, 2016 as compared to the same period last year.
The income tax provision was $14 million in the three months ended March 31, 2016 compared to a benefit of $174 million in the three months ended March 31, 2015. Due to the full valuation allowance on our domestic deferred tax assets, the tax provision does not reflect any tax benefit for domestic pretax losses. For 2015, the tax provision reflects a benefit for percentage depletion in excess of cost depletion for iron ore that we produce and consume or sell and a net tax benefit of $31 million relating to the adjustment of certain tax reserves.
As of March 31, 2016, the valuation allowance for the net domestic deferred tax asset was $1,028 million, compared to $804 million as December 31, 2015. As of March 31, 2016 and December 31, 2015, the net domestic deferred tax liability was $29 million.
At March 31, 2016, the net foreign deferred tax asset was $7 million, net of an established valuation allowance of $4 million. At December 31, 2015, the net foreign deferred tax asset was $15 million, net of an established valuation allowance of $4 million. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro.
For further information on income taxes see Note 8 to the Consolidated Financial Statements.
Net loss attributable to United States Steel Corporation was $340 million in the three months ended March 31, 2016, compared to net loss of $75 million in the three months ended March 31, 2015. The changes primarily reflect the factors discussed above.
BALANCE SHEET
Inventories decreased by $273 million from year-end 2015 primarily due to decreased operating levels and an unfavorable effect from liquidations of inventory costed using the last-in-first-out (LIFO) method related to our planned working capital reductions.
Accounts payable and other accrued liabilities decreased by $29 million from year-end 2015 primarily as a result of decreased production levels in the first quarter of 2016 as compared to the fourth quarter of 2015.
Employee benefits increased by $216 million from year-end 2015 primarily as a result of benefit and plan design changes in the 2015 Labor Agreements, which resulted in a remeasurement of the Other Benefits plans.

CASH FLOW
Net cash provided by operating activities was $113 million for the three months ended March 31, 2016 compared to $73 million in the same period last year. The increase is primarily due to strong working capital management offsetting lower financial results.
Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.
Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the three months and twelve months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2016	2015	2016	2015
Accounts Receivable Turnover	2.1	1.8	7.7	8.5
Inventory Turnover	1.3	1.2	5.0	6.0
Capital expenditures for the three months ended March 31, 2016, were $148 million, compared with $109 million in the same period in 2015. Flat-Rolled capital expenditures were $46 million and included spending for the Gary Works No. 1 Caster upgrade, the Great Lakes Works Pickle Line Tank replacement, CGL Strip Cleaning and Roller Coater, and various other infrastructure, environmental and strategic projects. Tubular capital expenditures of $52 million related to the new electric arc furnace (EAF) and coupling facilities as well as various other infrastructure and strategic capital projects. USSE capital expenditures of $29 million consisted of spending for a Boiler House upgrade and various other infrastructure and environmental projects.
U. S. Steel’s contractual commitments to acquire property, plant and equipment at March 31, 2016, totaled $199 million.
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
With reduced pricing for iron-ore, management is considering its options with respect to the Company's iron-ore position in the United States. The Company is also exploring opportunities related to the availability of reasonably priced natural gas as an alternative to coke in the iron reduction process to improve our cost competitiveness, while reducing our dependence on coal and coke. After receiving the necessary authorizations from the Jefferson County Department of Health and the Alabama Department of Environmental Management for the Fairfield EAF project, construction began in the second quarter of 2015, but due to the challenging market conditions resulting from depressed oil prices and reduced oil rig counts, the construction of the Fairfield EAF has been delayed until market conditions improve.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes U. S. Steel’s liquidity as of March 31, 2016:

(Dollars in millions)
	Cash and cash equivalents	$705
	Amount available under $1.5 Billion Credit Facility	1,350
	Amount available under USSK credit facilities	284
	Total estimated liquidity	$2,339
As of March 31, 2016, $290 million of the total cash and cash equivalents was held by our foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.
As of March 31, 2016, there were no amounts drawn on the $1.5 billion credit facility agreement (Third Amended and Restated Credit Agreement) and inventory and trade receivable amounts less specified reserves calculated in accordance with the Third Amended and Restated Credit Agreement supported the full $1.5 billion of the facility. Under the Third Amended and Restated Credit Agreement, U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Third Amended and Restated Credit Agreement is less than the greater of 10 percent of the total aggregate commitments and $150 million. Since availability was greater than $150 million, compliance with the fixed charge coverage ratio covenant was not applicable. Based on the most recent four quarters as of March 31, 2016, we would not meet this covenant. So long as we continue to not meet this covenant, the amount available to the Company under this facility is effectively reduced by $150 million. Also, if the value of our inventory and trade accounts receivable do not support the full amount of the facility, the amount available to the Company under this facility would be reduced.
At March 31, 2016, USSK had no borrowings under its €200 million (approximately $228 million) unsecured revolving credit facility (the USSK Credit Agreement). The USSK Credit Agreement contains certain USSK financial covenants as well as other customary terms and conditions. At March 31, 2016, USSK had full availability under the USSK Credit Agreement. The USSK Credit Agreement expires in July 2019.
USSK also has a €40 million unsecured revolving credit facility that expires in December 2018 and a €10 million unsecured credit facility that expires in December 2016. At March 31, 2016, USSK had no borrowings under its €40 million and €10 million unsecured credit facilities (collectively approximately $57 million) and the availability was approximately $56 million due to approximately $1 million of outstanding customs and other guarantees.
We may from time to time seek to retire or purchase our outstanding long-term debt through open market purchases, privately negotiated transactions, exchange transactions, redemptions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors and may be commenced or suspended at any time. The amounts involved may be material.
During the first quarter of 2016, the Company repurchased approximately $6 million of its 2017 6.05% Senior Notes at an average rate of 92.305 percent and approximately $13 million of its 2018 7.00% Senior Notes at an average rate of 87.962 percent. The repurchase resulted in a gain on extinguishment of approximately $2 million.
We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $159 million of liquidity sources for financial assurance purposes as of March 31, 2016. Increases in certain of these commitments which use collateral are reflected in restricted cash on the Consolidated Statement of Cash Flows.
At March 31, 2016, in the event of a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,556 million as of March 31, 2016 (including the Senior Notes) may be declared due and payable; (b) the Third Amended and Restated Credit Agreement and USSK's €200 million revolving credit agreement may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield slab caster for $30 million or provide a cash collateralized letter of credit to secure the remaining obligation.

The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $4 million at March 31, 2016. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.
Our major cash requirements in 2016 are expected to be for capital expenditures, debt service, and operating costs, including purchases of raw materials. We finished the first quarter of 2016 with $705 million of cash and cash equivalents and $2.3 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.
U. S. Steel management believes that U. S. Steel’s liquidity will be adequate to satisfy our obligations for the foreseeable future, including obligations to complete currently authorized capital spending programs. Future requirements for U. S. Steel’s business needs, including the funding of acquisitions and capital expenditures, scheduled debt maturities, including approximately $444 million of principal 2017 Senior Notes due in June 2017 and approximately $487 million of principal 2018 Senior Notes due in February 2018, net of repurchases in the first quarter of 2016, repurchase of debt, and any amounts that may ultimately be paid in connection with contingencies, are expected to be funded by a combination of internally generated funds (including asset sales), proceeds from the sale of stock, borrowings, refinancings and other external financing sources.
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
Slovak Operations

USSK is subject to the environmental laws of Slovakia and the European Union (EU). An EU law commonly known as Registration, Evaluation, Authorization and Restriction of Chemicals, Regulation 1907/2006 (REACH) requires the registration of certain substances produced in or imported into the EU, and applying for authorization to continue use where replacement of certain substances is not possible or feasible. In some cases replacements for substances currently used in our operations will have to be implemented. We are also beginning the process of seeking authorization for continued use of these substances until viable alternatives can be proved and implemented. Suppliers in the EU have filed the Application for Authorization to be permitted to continue using hexavalent chromium substances, which also covers the use in our production processes, until suitable alternatives can be identified. The authorization will be for four years, after which time replacement substances must be employed. Efforts are ongoing to identify, test and prove the feasibility of replacement substances. Although USSK is currently compliant with REACH, efforts to remain compliant will require capital investment and will increase our operational costs. We cannot reliably estimate the potential cost of complying with these measures at this time. For further discussion of laws applicable in Slovakia and the EU and their impact on USSK, see Note 19 to the Consolidated Financial Statements, “Contingencies and Commitments - Environmental Matters, EU Environmental Requirements.”

A Memorandum of Understanding (MOU) was signed in March of 2013 between U. S. Steel and the government of Slovakia. The MOU outlines areas in which the government and U. S. Steel will work together to help create a more competitive environment and conditions for USSK. Incentives the government of Slovakia agreed to provide include potential participation in a renewable energy program that provides the opportunity to reduce electricity costs, as well as the potential for government grants and other support concerning investments in environmental control technology. Although there are many conditions and uncertainties regarding the grants, including matters controlled by the EU, the value of these incentives as stated in the MOU could be as much as €75 million (approximately $85 million). U. S. Steel also agreed to pay the government of Slovakia specified declining amounts should U. S. Steel sell USSK within five years of the date of the MOU. We continue to work closely with the government of Slovakia to monitor the progress of the respective commitments and to achieve the incentives described in the MOU.
Slovakia adopted a new waste code in March 2015 that became effective January 1, 2016. This legislation implements the EU Waste Framework Directive that strictly regulates waste disposal and encourages recycling, among other provisions, by increasing fees for waste disposed of in landfills, including privately owned landfills. This legislation will not have a material impact on USSK.

The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BAT) to reduce environmental impacts as well as compliance with BAT associated emission levels. This directive includes operational requirements for air emissions, wastewater discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Producers are required to be in compliance with the iron and steel BAT as of March 8, 2016, unless specific exceptions or extensions are granted by the Slovak environmental authority. The Company has updated operating permits for different facilities involved in producing iron and steel in accordance with the new BAT requirements. Through this process for some facilities, the Company has obtained some extensions from the 2016 compliance deadline in order to meet or exceed the BAT requirements. Compliance with stricter emission limits going beyond BAT requirements makes us eligible for EU funding support and prepares us for any further tightening of environmental protection standards. Our most recent broad estimate of likely capital expenditures for projects to comply with or go beyond the BAT requirements is approximately €165 million (approximately $190 million).

The EU has various programs under which funds are allocated to member states to implement broad public policies which are then awarded by the member states to public and private entities on a competitive basis. The funding intensity under these programs currently ranges from 55 percent of defined eligible costs on a project under the standard state scheme to 90 percent on a recently approved ad hoc scheme to improve the air quality in the Košice region of Slovakia. Based on our list of projects that comprise the approximately €165 million (approximately $190 million) of spending noted, we currently believe we will be eligible to receive up to €115 million (approximately $130 million) of incentive grants. This could potentially reduce our net cash expenditures to approximately €50 million (approximately $60 million). The actual amount of capital spending will be dependent upon, among other things, the actual amount of incentive grants received.

We also believe there will be increased operating costs associated with these projects, such as increased energy and maintenance costs. We are currently unable to reasonably estimate what the increase in operating costs will be as many projects are still in the development stage.

For further discussion of laws applicable in Slovakia and the EU and their impact on USSK, see Note 19 to the Consolidated Financial Statements, “Contingencies and Commitments - Environmental Matters, EU Environmental Requirements.”
New and Emerging Environmental Regulations
United States and European Greenhouse Gas Emissions Regulations
Future compliance with carbon dioxide (CO2) emission requirements may include substantial costs for emission allowances, restriction of production and higher prices for coking coal, natural gas and electricity generated by carbon based systems. Because we cannot predict what requirements ultimately will be imposed in the U.S. and Europe, it is difficult to estimate the likely impact on U. S. Steel, but it could be substantial. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of U. S. Steel's products and services, operating results will be reduced. There were no material changes in U. S. Steel’s exposure to Greenhouse Gas Emissions regulation from December 31, 2015.
United States - Air
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
The CAA also requires the EPA to develop and implement National Ambient Air Quality Standards (NAAQS) for criteria pollutants, which include, among others, particulate matter (PM) - consisting of PM10 and PM2.5, lead, carbon monoxide, nitrogen dioxide, sulfur dioxide, and ozone. Sulfur dioxide (SO2) is the NAAQS criteria pollutant of most concern to the Company at this time.
In June 2010, the EPA significantly lowered the primary NAAQS for SO2 from 140 parts per billion (ppb) on a 24-hour basis to an hourly standard of 75 ppb. Based upon the 2009-2011 ambient air monitoring data, the EPA designated the areas in which Great Lakes Works and Mon Valley Works facilities are located as nonattainment with the 2010 SO2 NAAQS. The non-attainment designation will require the facilities to implement operational and/or capital requirements to demonstrate attainment with the 2010 standard. In addition, the EPA is currently evaluating the attainment status for all other areas as required by a Consent Decree that the EPA entered into with the Sierra Club and the Natural Resources Defense Counsel in March 2015 pursuant to a lawsuit filed by the non-governmental organizations. U. S. Steel continues to work with the affected regulatory agencies in completing the evaluation process as required by the Consent Decree. While U. S. Steel could face increased capital, operating and compliance costs, the operational and financial impact of the SO2 NAAQS cannot be reasonably estimated at this time.

Environmental Remediation
In the United States, U. S. Steel has been identified as a potentially responsible party (PRP) at 9 sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) as of March 31, 2016. In addition, there are 3 sites related to U. S. Steel where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or to make a reasonable estimate with respect to any potential liabilities. There are also 20 additional sites related to U. S. Steel where U. S. Steel may be liable for remediation costs under other environmental statues, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of ongoing investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as remediation obligations arise, charges in excess of those previously accrued may be required.
For further discussion of relevant environmental matters, see "Part II. Other information - Item 1. Legal Proceedings - Environmental Proceedings."
During the first three months of 2016, U. S. Steel recorded a net decrease of $6 million to our accrued balance for environmental matters for U.S. and international facilities. The total accrual for such liabilities at March 31, 2016 was $191 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in Note 13 to the Consolidated Financial Statements.
U. S. Steel is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements.
OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any new material off-balance sheet arrangements during the first quarter of 2016.

OUTLOOK

We are encouraged that our efforts to improve U.S. trade laws and their enforcement have started to be reflected in preliminary trade rulings. This is a positive step toward establishing a fair market environment in the U.S., but we remain a long way from truly resolving the trade practices that are harming the domestic steel industry. These rulings have been one of the catalysts for improving conditions domestically, and the recent increases in prices for flat-rolled products will begin to be reflected in our results in the second quarter. While we will benefit from the improving market conditions, the global steel industry continues to face many challenges. We continue to move forward aggressively with our Carnegie Way transformation efforts and will continue to use every trade remedy available to us to confront unfair trade practices in our market.
If market conditions, which include spot prices, customer demand, import volumes, supply chain inventories, rig counts and energy prices, remain at their current levels, we would expect 2016 adjusted EBITDA to be near $400 million.
If market conditions remain at their current levels, we would expect EBITDA for our Flat-Rolled segment to be higher than our 2015 results, we would expect EBITDA for our European segment to be comparable to 2015 results, and we would expect our Tubular segment EBITDA to be lower than our 2015 results.
We expect market conditions to change, and as changes occur during the balance of 2016, we would expect our adjusted EBITDA to change consistent with the pace and magnitude of changes in market conditions.
We expect improved results for Other Businesses, primarily from real estate, and we expect post retirement benefit income of approximately $60 million.
In the first quarter we generated cash benefits of nearly $300 million from working capital improvements. Based on current market conditions, we expect approximately $500 million of cash benefits from working capital improvements in 2016, primarily related to better inventory management, and would expect to be cash positive for the year.
INTERNATIONAL TRADE

In an effort to stem the increased flow of unfairly traded corrosion-resistant (CORE), cold-rolled, and hot-rolled products into the U.S. market, U. S. Steel, along with other steel producers, filed a series of three petitions with the U.S. Department of Commerce (DOC) and the U.S. International Trade Commission (USITC).

On June 3, 2015, U. S. Steel launched the first case against China, India, Italy, South Korea, and Taiwan. On July 16, 2015, the USITC determined that there is a reasonable indication that the U.S. industry is threatened with material injury by reason of imports of CORE steel products from the subject countries. All six USITC Commissioners voted in the affirmative. During the preliminary phase of the investigation, China, India, Italy and South Korea received a preliminary subsidy rate ranging from approximately 1 to 236 percent. China, India, Italy and South Korea also received antidumping (AD) duties ranging from approximately 3 to 256 percent. The DOC made a negative preliminary determination in the AD and CVD investigations of imports of CORE products from Taiwan. The investigations are on-going and expected to be finalized in the summer of 2016.

On July 28, 2015, U. S. Steel filed a second case. The petitions charged that unfairly traded imports of cold-rolled steel products from Brazil, China, India, Japan, South Korea, the Netherlands, Russia, and the United Kingdom are causing material injury to the U.S. steel industry. The petitions further allege that producers in each of the eight countries are dumping cold-rolled steel in the U.S. market and that the foreign producers in Brazil, China, India, South Korea, and Russia benefit from numerous countervailable subsidies. On September 10, 2015, the USITC determined that there was a reasonable indication that the U.S. industry is materially injured or threatened with material injury by reason of imports of cold-rolled steel products from the subject countries. The USITC further determined that imports of cold-rolled steel products from the Netherlands were negligible. On December 16, 2015, the DOC made affirmative preliminary determinations in the countervailing investigations from Brazil, China, India, and Russia. Preliminary countervailing duties up to 227 percent were imposed by the DOC. In the CVD investigation, cold-rolled steel products from South Korea were found to be de minimis. On March 1, 2016, the DOC announced its affirmative preliminary determinations in the antidumping duty investigations concerning imports of cold-rolled steel from Brazil, China, India, Japan, Korea, Russia, and the United Kingdom. The DOC imposed preliminary antidumping duties ranging from approximately 2 to 266 percent. The DOC is scheduled to announce its final AD and countervailing duty determinations for China and Japan in May 2016, unless the statutory deadline is extended. The rulings for Brazil, India, Korea, Russia and the UK will be announced in July 2016.

Finally, on August 11, 2015, U. S. Steel and five other domestic steel producers filed petitions for the imposition of duties on hot-rolled coil from Australia, Brazil, Japan, South Korea, the Netherlands, Turkey, and the United Kingdom. On September 24, 2015, the USITC determined that there is a reasonable indication that the U.S. industry is materially injured by reason of imports of hot-rolled steel products from Australia, Brazil, Japan, South Korea, the Netherlands, Turkey, and the United Kingdom. On January 11, 2016, the DOC announced its affirmative preliminary determinations in the countervailing duty investigation of imports of hot-rolled steel from Brazil, imposing duties of approximately 7 percent. The DOC further determined the preliminary subsidy rate for South Korea and Turkey to be de minimis in the CVD investigations. In the antidumping investigations, the DOC imposed preliminary AD duties against Australia, Brazil, Japan, Korea, Netherlands, Turkey, and the United Kingdom. The DOC’s preliminary antidumping duties range from approximately 4 to 49 percent. The final CVD and AD determinations are expected to be released in May 2016, unless the statutory deadline is extended.

In addition to the recent case filings, U. S. Steel is actively defending appeals. In the 2013 AD and CVD case against oil country tubular goods (OCTG) producers from India, South Korea, Taiwan, Turkey, Ukraine, and Vietnam, the DOC issued AD orders against said countries and CVD orders against India and Turkey. The respondents filed appeals with the Court of International Trade (CIT). At present, U. S. Steel is involved in several appeals filed at the CIT from the OCTG determinations. In addition to defending on-going appeals, U. S. Steel, and other domestic producers, filed joint requests for administrative reviews in several OCTG investigations. Administrative reviews allow interested parties to request that the DOC review the status of and compliance with the previously instituted countervailable subsidies and dumping margins to ensure that foreign producers are fully complying with said orders. Finally, AD and CVD orders are generally subject to "sunset" reviews every five years and U. S. Steel actively participates in such review proceedings. U. S. Steel continues to be actively engaged in relevant, pending sunset reviews before the USITC and the DOC.

While U. S. Steel initiates trade actions in the U.S. market, our subsidiaries in other markets are not exempt from review. The Turkish Ministry of Economy launched an AD probe on imports of Hot-Rolled Coil (HRC) from China, Japan, France, Russia, Ukraine, Romania, and Slovakia, on January 28, 2015, which implicated exports from U. S. Steel Košice (USSK) to Turkey. The Turkish Ministry of Economy imposed transitional measures on imports of HRC from Slovakia, which expired without a final decision at the end of March 2016. In April 2016, the Turkish Ministry of Economy withdrew the complaint and returned all cash deposits on USSK steel.

In the EU, USSK is also participating in and cooperating with the European Commission's (EC) dumping action concerning hot-rolled steel flat products from China, which was filed on December 23, 2015. The investigation is in its initial phases. USSK is also actively participating in the EC’s investigation concerning cold-rolled steel flat products from China and Russia. USSK submitted information for use in the EU’s verification process. On February 12, 2016, the EC instituted provisional measures for cold-rolled coil from Russia and China. By August 2016, the EC will determine whether definitive measures will be imposed against China and Russia.

U. S. Steel remains active in the ongoing disputes before the World Trade Organization (WTO). The first is a challenge by India on U.S. countervailing measures on hot-rolled steel that will affect the practice of crosscumulation by the USITC in parallel AD and CVD petitions. The second case concerns China’s challenge of countervailing duties imposed by the United States on certain products from China.

President Obama signed into law the Trade Facilitation and Trade Enforcement Act of 2015, which includes the Enforcing Orders and Reducing Customs Evasion (ENFORCE) Act. The ENFORCE Act expands trade enforcement programs at several federal agencies and enhances U.S. Customs and Border Protection's ability to address duty circumvention and enforce existing U.S. trade laws. U. S. Steel actively participated in this legislative effort and will benefit from both the stricter enforcement of duties on foreign nations and the potential for additional funds to be dedicated to investigating trade cases.

Competition from imports continue to influence the U.S. market. In an effort to mitigate the negative impact of unfairly traded foreign imports on our business, U. S. Steel has initiated discussions to change the AD/CVD system through regulatory practices and procedures; commenced substantive work with regional trade partners and organizations; outlined a robust engagement with the Administration to tackle global overcapacity through bilateral negotiations as well as in multilateral fora; and commenced discussions with other industries and stakeholders to launch a public education campaign.

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
There were no material changes in U. S. Steel's exposure to market risk from December 31, 2015.

Item 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2016. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION
SUPPLEMENTAL STATISTICS (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
SEGMENT EARNINGS (LOSS) BEFORE INTEREST AND INCOME TAXES:
Flat-Rolled	$(188)	$(67)
U. S. Steel Europe	(14)	37
Tubular	(64)	1
Total reportable segments	(266)	(29)
Other Businesses	14	8
Items not allocated to segments:
Postretirement benefit income (expense)	16	(13)
Other items not allocated to segments:
Supplemental unemployment and severance costs	(25)	—
Loss on shutdown of coke production facilities	—	(153)
Total loss before interest and income taxes	$(261)	$(187)
CAPITAL EXPENDITURES
Flat-Rolled	$46	$69	(a)
U. S. Steel Europe	29	21
Tubular	52	16
Other Businesses	21	3
Total (b)	$148	$109
OPERATING STATISTICS
Average realized price: ($/net ton) (c)
Flat-Rolled	$611	$768
U. S. Steel Europe	458	530
Tubular	1,180	1,637
Steel Shipments:(c)(d)
Flat-Rolled	2,498	2,617
U. S. Steel Europe	1,004	1,264
Tubular	89	220
Raw Steel Production:(d)
Flat-Rolled	2,779	2,868
U. S. Steel Europe	1,152	1,283
Raw Steel Capability Utilization: (e)
Flat-Rolled	66%	60%
U. S. Steel Europe	92%	104%

(a)	The prior period amount for the quarter ended March 31, 2015 has been revised to correct a prior period error that resulted in decreased capital expenditures of $63 million.

(b)	Excludes the non-cash (decrease) increase in accrued capital expenditures of $(87) million and $5 million for the quarters ended March 31, 2016, and 2015, respectively.

(c)	Excludes intersegment transfers.

(d)	Thousands of net tons.

(e)
Based on annual raw steel production capability of 17.0 million net tons for Flat-Rolled and 5.0 million net tons for USSE. Prior to the permanent shutdown of the blast furnace and associated steelmaking operations, along with most of the flat-rolled finishing operations at Fairfield Works late in the third quarter of 2015, annual raw steel production capability for Flat-Rolled was 19.4 million tons.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
GENERAL LITIGATION

On September 16, 2014, U. S. Steel Canada Inc. commenced court-supervised restructuring proceedings under Canada's Companies' Creditors Arrangement Act (CCAA) before the Ontario Superior Court of Justice. As part of the CCAA proceedings, U. S. Steel submitted both secured and unsecured claims of approximately C$2.2 billion, which were verified by the court-appointed Monitor. U. S. Steel's claims were challenged by a number of interested parties and on February 29, 2016, the Court denied those challenges and verified U. S. Steel's secured claims in the amount of approximately $119 million and unsecured claims of approximately C$1.8 billion and $120 million. The interested parties have appealed the determinations of the Ontario Superior Court of Justice.

ENVIRONMENTAL PROCEEDINGS

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of March 31, 2016, under federal and state environmental laws. Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

CERCLA Remediation Sites

Claims under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) have been raised with respect to the cleanup of various waste disposal and other sites. Under CERCLA, potentially responsible parties (PRPs) for a site include current owners and operators, past owners and operators at the time of disposal, persons who arranged for disposal of a hazardous substance at a site, and persons who transported a hazardous substance to a site. CERCLA imposes strict and joint and several liabilities. Because of various factors, including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques, and the amount of damages and cleanup costs and the time period during which such costs may be incurred, we are unable to reasonably estimate U. S. Steel’s ultimate liabilities under CERCLA.

At March 31, 2016, U. S. Steel has received information requests or been identified as a PRP at a total of nine CERCLA sites, three of which liability has not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at the other six sites will be between $100,000 and $1 million for five of the sites, and over $5 million for one site as described below.

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

There has been no material change in the status of the project during the first quarter of 2016. Additional study, investigation and oversight costs, and implementation of U. S. Steel's preferred remedial alternatives on the upland property and Estuary are currently estimated as of March 31, 2016 at approximately $48 million.

RCRA and Other Remediation Sites

U. S. Steel may be liable for remediation costs under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. There are 20 such sites where remediation is being sought involving amounts in excess of $100,000. Based on currently available information, which is in many cases preliminary and incomplete, management believes that liability for cleanup and remediation costs in connection with 11 sites have potential costs between $100,000 and $1 million per site, 5 sites may involve remediation costs between $1 million and $5 million per site and 4 sites are estimated to or could have, costs for remediation, investigation, restoration or compensation in excess of $5 million per site.

For more information on the status of remediation activities at U. S. Steel’s significant sites, see the discussions related to each site below.

Gary Works

U. S. Steel has closed three hazardous waste disposal (HWD) sites located on plant property at Gary Works: HWD-5, HWD-2 and Hazardous Waste Treatment (HWT) Unit No. 2. Aside from HWT-2, which is complete, the other units are in post-closure monitoring. As of March 31, 2016, the accrued liability for retention of contractual guarantees at these sites is approximately $1 million.

On October 23, 1998, the EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measures Study (CMS) and Corrective Measure Implementation. While work continues on several items, there has been no material change in the status of the project during the first quarter of 2016. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $31 million as of March 31, 2016, based on our current estimate of known remaining costs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). While preliminary approval of the conceptual CAMU design has been granted by the UDEQ, there has been no material change in the status of the project during the first quarter of 2016. U. S. Steel has an accrued liability of approximately $63 million as of March 31, 2016, for our estimated share of the remaining costs of remediation.

USS-POSCO Industries (UPI)

A joint venture in Pittsburg, California between subsidiaries of U. S. Steel and POSCO, UPI's facilities were previously owned and operated solely by U. S. Steel which retains primary responsibility for the existing environmental conditions. The California Department of Toxic Substances Control (DTSC) recently approved U. S. Steel’s preferred remedial plan to address groundwater impacts from trichloroethylene at the facility. Remedy implementation began during the first quarter of 2016. Evaluations continue for the remaining three SWMUs and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the DTSC. As such, there has been no material change in the status of the project during the first quarter of 2016. As of March 31, 2016, approximately $6 million has been accrued for ongoing environmental studies, investigations and remedy implementation. Significant additional costs associated with this site are possible and are referenced in Note 19 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, the EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11,

1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM), with the approval of the EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. While work continues on different aspects of the program, there has been no material change in the status of the project during the first quarter of 2016. In total, the accrued liability for remaining work under the Corrective Action Program, including the former Ensley facility, was approximately $135,000 at March 31, 2016. Significant additional costs associated with this site are possible and are referenced in Note 19 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairless Plant

In April, 1993, U. S. Steel entered into a consent order with the EPA pursuant to RCRA, under which U. S. Steel would perform Interim Measures (IM), an RFI and CMS at our Fairless Plant. A Phase I RFI Final Report was submitted in September of 1997. With EPA’s agreement, in lieu of conducting subsequent phases of the RFI and the CMS, U. S. Steel has been working through the Pennsylvania Department of Environmental Protection Act 2 Program to characterize and remediate facility parcels for redevelopment. While work continues on these items, there has been no material change in the status of the project during the first quarter of 2016. As of March 31, 2016, the accrued liability to maintain the interim measures, and clear properties through the Act 2 process is approximately $309,000. Significant additional costs associated with this site are possible and are referenced in Note 19 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (OEPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Area of Contamination was submitted in March 2012. While work continues on the implementation of the Phase II RFI work plan that addresses additional soil investigations, site wide groundwater and the pipe mill lagoon, there has been no material change in the status of the project during the first quarter of 2016. As of March 31, 2016, costs to complete additional projects are estimated to be approximately $90,000. Significant additional costs associated with this site are possible and are referenced in Note 19 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Joliet Works

The 50-acre parcel at the former Joliet Works is enrolled in the Illinois Environmental Protection Agency’s (IEPA) voluntary Site Remediation Program. The Program requires investigation and establishment of cleanup objectives followed by submission/approval of a Remedial Action Plan (RAP) to meet those objectives. The 50-acre parcel was divided into four (4) subareas with remedial activities completed in 2015 for three (3) subareas. While work continues to define the requirements for further investigation of the remaining parcel, there has been no material change in the status of the project during the first quarter of 2016. U. S. Steel has an accrued liability of $325,000 as of March 31, 2016. Significant additional costs associated with this site are possible and are referenced in Note 19 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Cherryvale (KS) Zinc

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation was essentially completed in 2007 and U. S. Steel and SSB continue to work with KDHE to address the remaining issues. The Consent Order was amended on May 3, 2013, to investigate potential contamination beyond the boundary of the former zinc smelting operation. On September 15, 2015, the Consent Order was further amended for an early soil removal action at certain properties in Cherryvale. While work continues on investigations beyond the former operations area, there has been no material change in the status of the project during the first quarter of 2016. As of March 31, 2016, an accrual of approximately $470,000 remains available for addressing these outstanding issues.

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

Minnesota Ore Operations

On February 6, 2013, the EPA published a Federal Implementation Plan (FIP) that applies to taconite facilities in Minnesota. The FIP establishes and requires emission limits and the use of low nitrogen oxide (NOx) reduction technology on indurating furnaces as Best Available Retrofit Technology. While U. S. Steel installed low NOx burners on three furnaces at Minntac and is currently obligated to install low NOx burners on the two other furnaces at Minntac pursuant to existing agreements and permits, the rule would require the installation of a low NOx burner on the one furnace at Keetac for which U. S. Steel did not have an otherwise existing obligation. U. S. Steel estimates expenditures associated with the installation of low NOx burners of as much as $25 to $30 million. On June 14, 2013, the Eighth Circuit Court of Appeals stayed the effectiveness of the FIP. The EPA also published a final rule denying the approval of the Minnesota State Implementation Plan (SIP), which did not require the installation of low NOx burners and determined the applicable Best Available Retrofit Technology on a case-by-case basis. U. S. Steel and other taconite facilities have petitioned the Eighth Circuit for judicial review of the final rule denying the SIP. U. S. Steel continues to negotiate with the EPA to resolve the issues identified in the petitions. It is likely that any adverse resolution would be material to U. S. Steel; however, we are unable to estimate the amount, if any, at this time.

In June 2011, U. S. Steel and MPCA reached agreement on a Schedule of Compliance (SOC) to address alleged water quality issues at the Minntac facility. The 2011 agreement required U. S. Steel to determine sulfate levels at the property boundary and to resolve the water quality allegations. In addition, the agreement anticipated that U. S. Steel would pilot trial a dry control system on Line 6 at Minntac. Since then, U. S. Steel has employed actions to resolve some of the allegations raised in the SOC. In addition, since then, U. S. Steel has conducted additional investigations and evaluated technologies that would be used to address other water quality allegations in the SOC and reduce sulfate levels in groundwater outside the boundaries of Minnesota Ore. The actions already employed as well as the new data indicate that the proposed dry control system in the 2011 agreement would not be an effective means to reach the goals outlined in the SOC. U. S. Steel is currently negotiating an alternate resolution with MPCA.

EPA Region V Federal Lawsuit

On August 1, 2012, the EPA, joined by the States of Illinois, Indiana and Michigan, initiated an action in the Northern District of Indiana alleging various air regulatory violations at Gary Works, Granite City Works, and Great Lakes Works. For more information on this action, see Note 19 to the Consolidated Financial Statements “Contingencies and Commitments - EPA Region V Federal Lawsuit.”
Other Regulatory
In March 2015, the Occupational Safety and Health Administration (OSHA) issued multiple "Serious" citations and one "Willful" citation and proposed penalties totaling $107,000 resulting from a September 2014 fatality incident at U. S. Steel's Fairfield Works plant in Alabama. OSHA has proposed that U. S. Steel be placed in the Severe Violator Enforcement Program (SVEP). U. S. Steel negotiated a settlement agreement with OSHA in which the willful citation will be reclassified. As a result of this reclassification and other negotiated changes, U. S. Steel does not meet the criteria to be in the SVEP. The fully-executed settlement agreement was approved by the presiding Judge and became a Final Order of the Occupational Safety and Health Review Commission on April 22, 2016.
ASBESTOS LITIGATION
As of March 31, 2016, U. S. Steel was a defendant in approximately 810 active cases involving approximately 3,305 plaintiffs. The vast majority of these cases involve multiple defendants. At December 31, 2015, U. S. Steel was a defendant in approximately 820 active cases involving approximately 3,315 plaintiffs. About 2,505, or approximately 76 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the three months ended March 31, 2016, settlements and other dispositions resolved approximately 80 cases, and new case filings added approximately 70 cases. During 2015, settlements and other dispositions resolved approximately 415 cases, and new case filings added approximately 275 cases.
The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2013	3,330	250	240	3,320
December 31, 2014	3,320	190	325	3,455
December 31, 2015	3,455	415	275	3,315
March 31, 2016	3,315	80	70	3,305
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

Item 6.	EXHIBITS

10.1	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan.

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
April 27, 2016
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.