Form 10-Q
period 2016-06-30
UNITED STATES STEEL CORP
filed 2016-07-27
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Yes     No ✓
Common stock outstanding at July 21, 2016 – 146,730,634 shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements” within the meaning of Section 27 of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections. Generally, we have identified such forward-looking statements by using the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “target,” “forecast,” “aim,” “should,” “will” and similar expressions or by using future dates in connection with any discussion of, among other things, operating performance, trends, events or developments that we expect or anticipate will occur in the future, statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts, but instead represent only the Company’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as of the time made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to the risks and uncertainties described in this report and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

References in this Quarterly Report on Form 10-Q to "U. S. Steel", "the Company", "we", "us", and "our" refer to United States Steel Corporation and its consolidated subsidiaries unless otherwise indicated by the context.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2016	2015	2016	2015
Net sales:
Net sales	$2,320	$2,509	$4,346	$5,455
Net sales to related parties (Note 18)	264	391	579	717
Total	2,584	2,900	4,925	6,172
Operating expenses (income):
Cost of sales (excludes items shown below)	2,397	2,792	4,833	5,858
Selling, general and administrative expenses	64	107	133	209
Depreciation, depletion and amortization	129	138	258	282
Earnings from investees	(28)	(17)	(73)	(23)
Loss on write-down of retained interest in USSC (Note 21)	—	255	—	255
Restructuring and other charges (Note 19)	(6)	19	4	172
Net (gain) loss on disposal of assets	—	(1)	3	(1)
Other income, net	—	(1)	—	(1)
Total	2,556	3,292	5,158	6,751
Earnings (loss) before interest and income taxes	28	(392)	(233)	(579)
Interest expense	60	53	115	104
Interest income	(2)	—	(3)	—
Loss on debt extinguishment	24	—	22	—
Other financial (income) costs	(1)	2	12	13
Net interest and other financial costs (Note 7)	81	55	146	117
Loss before income taxes	(53)	(447)	(379)	(696)
Income tax (benefit) provision (Note 9)	(7)	(186)	7	(360)
Net loss	(46)	(261)	(386)	(336)
Less: Net earnings attributable to noncontrolling interests	—	—	—	—
Net loss attributable to United States Steel Corporation	$(46)	$(261)	$(386)	$(336)
Loss per common share (Note 10):
Loss per share attributable to United States Steel Corporation stockholders:
-Basic	$(0.32)	$(1.79)	$(2.64)	$(2.31)
-Diluted	$(0.32)	$(1.79)	$(2.64)	$(2.31)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Net loss	$(46)	$(261)	$(386)	$(336)
Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments	(31)	25	31	(78)
Changes in pension and other employee benefit accounts	42	44	(182)	87
Changes in unrecognized losses on derivatives	11	—	21	—
Total other comprehensive (loss) income, net of tax	22	69	(130)	9
Comprehensive loss including noncontrolling interest	(24)	(192)	(516)	(327)
Comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive loss attributable to United States Steel Corporation	$(24)	$(192)	$(516)	$(327)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$820	$755
Receivables, less allowance of $26 and $28	1,091	864
Receivables from related parties, less allowance of $271 and $254 (Note 18)	159	199
Inventories (Note 11)	1,675	2,074
Other current assets	32	25
Total current assets	3,777	3,917
Property, plant and equipment	14,412	14,253
Less accumulated depreciation and depletion	10,106	9,842
Total property, plant and equipment, net	4,306	4,411
Investments and long-term receivables, less allowance of $7 in both periods	534	540
Long-term receivables from related parties, less allowance of $1,599 and $1,446 (Note 18)	—	—
Intangibles – net (Note 5)	193	196
Deferred income tax benefits (Note 9)	14	15
Other noncurrent assets	117	88
Total assets	$8,941	$9,167
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$1,542	$1,412
Accounts payable to related parties (Note 18)	89	81
Payroll and benefits payable	455	462
Accrued taxes	109	99
Accrued interest	46	49
Short-term debt and current maturities of long-term debt (Note 13)	82	45
Total current liabilities	2,323	2,148
Long-term debt, less unamortized discount and debt issuance costs (Note 13)	3,058	3,093
Employee benefits	1,260	1,101
Deferred income tax liabilities (Note 9)	28	29
Deferred credits and other noncurrent liabilities	358	359
Total liabilities	7,027	6,730
Contingencies and commitments (Note 20)
Stockholders’ Equity (Note 16):
Common stock (150,925,911 shares issued) (Note 10)	151	151
Treasury stock, at cost (4,211,688 and 4,644,867 shares)	(297)	(339)
Additional paid-in capital	3,555	3,603
(Accumulated deficit) retained earnings	(197)	190
Accumulated other comprehensive loss (Note 17)	(1,299)	(1,169)
Total United States Steel Corporation stockholders’ equity	1,913	2,436
Noncontrolling interests	1	1
Total liabilities and stockholders’ equity	$8,941	$9,167

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2016	2015
Increase (decrease) in cash and cash equivalents
Operating activities:
Net loss	$(386)	$(336)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	258	282
Loss on write-down of retained interest in USSC (Note 21)	—	255
Restructuring and other charges (Note 19)	4	172
Provision for doubtful accounts	—	(16)
Pensions and other postretirement benefits	(21)	(24)
Deferred income taxes	2	(345)
Net loss (gain) on disposal of assets	3	(1)
Distributions received, net of equity investees earnings	(70)	(18)
Changes in:
Current receivables	(182)	371
Inventories	404	142
Current accounts payable and accrued expenses	213	(351)
Income taxes receivable/payable	6	18
Bank checks outstanding	9	11
All other, net	73	(9)
Net cash provided by operating activities	313	151
Investing activities:
Capital expenditures	(217)	(212)
Acquisitions (Note 4)	—	(25)
Disposal of assets	1	1
Change in restricted cash, net	(3)	7
Investments, net	(15)	(2)
Net cash used in investing activities	(234)	(231)
Financing activities:
Issuance of long-term debt, net of financing costs	958	—
Repayment of long-term debt	(962)	(18)
Receipts from exercise of stock options	—	1
Dividends paid	(15)	(15)
Net cash used in financing activities	(19)	(32)
Effect of exchange rate changes on cash	5	(32)
Net increase (decrease) in cash and cash equivalents	65	(144)
Cash and cash equivalents at beginning of year	755	1,354
Cash and cash equivalents at end of period	$820	$1,210

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
Revision of Prior Period Financial Statements
During 2015, the Company identified a prior period error related to the classification of unpaid capital expenditures in the Consolidated Statements of Cash Flows that impacted the quarterly interim financial statements in 2015. As a result, the Consolidated Statement of Cash Flows for the the six months ended June 30, 2015 has been revised to reflect a decrease in cash provided by operating activities and a decrease in cash used in investing activities of $64 million. The Company has concluded the impact of this error was not material to the previously filed financial statements.
2.    New Accounting Standards
On March 30, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-09, Compensation - Stock Compensation (ASU 2016-09). ASU 2016-09 simplifies the accounting and reporting of certain aspects of shared-based payment transactions, including income tax treatment of excess tax benefits, forfeitures, classification of share-based awards as either equity or liabilities, and classification in the statement of cash flows for certain share-based transactions related to tax benefits and tax payments. ASU 2016-09 is effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods; early adoption is permitted. U. S. Steel is evaluating the financial statement implications of adopting ASU 2016-09, but does not expect a material financial statement impact relating to the adoption of this ASU.
On February 25, 2016, the FASB issued Accounting Standards Update 2016-02, Leases (ASU 2016-02). ASU 2016-02 supersedes prior lease accounting guidance. Under ASU 2016-02, for operating leases, a lessee should recognize in its statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term; recognize a single lease cost, which is allocated over the lease term, generally on a straight line basis; and classify all cash payments within the operating activities in the statement of cash flows. For financing leases, a lessee is required to recognize a right-of-use asset; and a lease liability; recognize interest on the lease liability separately from amortization of the right-of-use asset, and classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability within the operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. In addition, at the inception of a contract, an entity should determine whether the contract is or contains a lease. ASU 2016-02 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, using a modified retrospective approach. U. S. Steel is evaluating the financial statement implications of adopting ASU 2016-02.
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

On July 22, 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11). ASU 2015-11 requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. ASU 2015-11 will not apply to inventories that are measured using either the last-in, first-out (LIFO) method or the retail inventory method. ASU 2015-11 is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early application is permitted. U. S. Steel is evaluating the financial statement implications of adopting ASU 2015-11, but does not expect a material financial statement impact relating to the adoption of this ASU.
On April 7, 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 changes the presentation of debt issuance costs in financial statements and requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. An entity is required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. On August 16, 2015, the FASB issued ASU 2015-15 to clarify the SEC staff's position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. Effective January 1, 2016, U. S. Steel retroactively adopted ASU 2015-03. As a result, debt issuance costs which were a component of other non-current assets in the Consolidated Balance Sheets were reclassified and are now reflected as a reduction of long-term debt. As of June 30, 2016 and December 31, 2015, other non-current assets and long-term debt in the Consolidated Balance Sheets decreased by approximately $39 million and $23 million, respectively.
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
The chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being earnings (loss) before interest and income taxes. Earnings (loss) before interest and income taxes for reportable segments and Other Businesses does not include net interest and other financial costs (income), income taxes, postretirement benefit expenses (other than service cost and amortization of prior service cost for active employees) and certain other items that management believes are not indicative of future results. Information on segment assets is not disclosed, as it is not reviewed by the chief operating decision maker. The chief operating decision maker assesses the Company's assets on an enterprise wide level, based upon the projects that yield the greatest return to the Company as a whole, and not on an individual segment level.

The accounting principles applied at the operating segment level in determining earnings (loss) before interest and income taxes are generally the same as those applied at the consolidated financial statement level. The transfer value for steel rounds from Flat-Rolled to Tubular was based on cost. In the third quarter of 2015, the blast furnace and associated steelmaking operations, along with most of the flat-rolled finishing operations at Fairfield Works were shutdown. Therefore, Flat-Rolled is currently not supplying raw steel for rounds production to Tubular. All other intersegment sales and transfers are accounted for at market-based prices and are eliminated at the corporate consolidation level. Corporate-level selling, general and administrative expenses and costs related to certain former businesses are allocated to the reportable segments and Other Businesses based on measures of activity that management believes are reasonable.
The results of segment operations for three months ended June 30, 2016 and 2015 are:

(In millions) Three Months Ended June 30, 2016	Customer Sales	Intersegment Sales	Net Sales	Earnings (loss) from investees	Earnings (Loss) Before Interest and Income Taxes
Flat-Rolled	$1,926	$—	$1,926	$27	$6
USSE	565	1	566	—	55
Tubular	81	2	83	2	(78)
Total reportable segments	2,572	3	2,575	29	(17)
Other Businesses	12	25	37	(1)	10
Reconciling Items and Eliminations	—	(28)	(28)	—	35
Total	$2,584	$—	$2,584	$28	$28

Three Months Ended June 30, 2015
Flat-Rolled	$2,125	$69	$2,194	$17	$(64)
USSE	600	1	601	—	20
Tubular	160	—	160	2	(66)
Total reportable segments	2,885	70	2,955	19	(110)
Other Businesses	15	25	40	(2)	6
Reconciling Items and Eliminations	—	(95)	(95)	—	(288)
Total	$2,900	$—	$2,900	$17	$(392)

The results of segment operations for the six months ended June 30, 2016 and 2015 are:

(In millions) Six Months Ended June 30, 2016	Customer Sales	Intersegment Sales	Net Sales	Earnings (loss) from investees	Earnings (Loss) Before Interest and Income Taxes
Flat-Rolled	$3,657	$16	$3,673	$71	$(182)
USSE	1,041	2	1,043	—	41
Tubular	190	1	191	4	(142)
Total reportable segments	4,888	19	4,907	75	(283)
Other Businesses	37	53	90	(2)	24
Reconciling Items and Eliminations	—	(72)	(72)	—	26
Total	$4,925	$—	$4,925	$73	$(233)

Six Months Ended June 30, 2015
Flat-Rolled	$4,318	$173	$4,491	$22	$(131)
USSE	1,292	1	1,293	—	57
Tubular	531	—	531	4	(65)
Total reportable segments	6,141	174	6,315	26	(139)
Other Businesses	31	54	85	(3)	14
Reconciling Items and Eliminations	—	(228)	(228)	—	(454)
Total	$6,172	$—	$6,172	$23	$(579)
The following is a schedule of reconciling items to Earnings (Loss) Before Interest and Income Taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Items not allocated to segments:
Postretirement benefit (expense) (a)	$12	$(14)	$28	$(27)
Other items not allocated to segments:
Loss on write-down of retained interest in USSC (Note 21)	—	(255)	—	(255)
Restructuring and other charges and adjustments (b)	23	(19)	(2)	(19)
Loss on shutdown of coke production facilities (c)	—	—	—	(153)
Total other items not allocated to segments	23	(274)	(2)	(427)
Total reconciling items	$35	$(288)	$26	$(454)
(a) Consists of the net periodic benefit cost elements, other than service cost and amortization of prior service cost for active employees, associated with our defined pension, retiree health care and life insurance benefit plans.
(b) For the three and six months ended June 30, 2016 approximately $(17) million and $(2) million is included in Cost of sales, respectively and approximately$(6) million and $4 million is included in the Restructuring and other charges in the Consolidated Statement of Operations, respectively. See Note 19 to the Consolidated Financial Statements.
(c) Included in Restructuring and other charges on the Consolidated Statement of Operations. See Note 19 to the Consolidated Financial Statements.

4.    Acquisition

On May 29, 2015, the Company purchased the 50 percent joint venture interest in Double Eagle Steel Coating Company (DESCO) that it did not previously own for $25 million. DESCO's electrolytic galvanizing line (EGL) has become part of the larger operational footprint of U. S. Steel's Great Lakes Works within the Flat-Rolled segment. The EGL is increasing our ability to provide industry leading advanced high strength steels, including

Gen 3 grades under development, as well as to provide high quality exposed steel for automotive body and closure applications. The Company's previously held 50 percent equity interest of $3 million was recorded at fair market value resulting in a net gain of approximately $3 million which has been recognized in the earnings from investees line in the consolidated statement of operations. Goodwill of approximately $3 million was recognized and is included as a component of other noncurrent assets in the Company's consolidated balance sheet. The fair value of the DESCO acquisition was measured using both cost and market approaches, Level 2 inputs, in accordance with ASC No. 820, Fair Value Measurement. Transaction costs associated with the acquisition were insignificant. The amount of revenue recognized in the consolidated statement of operations as a result of the acquisition was not significant for the periods presented.
5.     Intangible Assets
Intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of June 30, 2016			As of December 31, 2015
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$132	$55	$77	$132	$52	$80
Other	2-20 Years	17	9	8	17	8	9
Total amortizable intangible assets		$149	$64	$85	$149	$60	$89
The carrying amount of acquired water rights with indefinite lives as of June 30, 2016 and December 31, 2015 totaled $75 million. The water rights are tested for impairment annually in the third quarter, or whenever events or circumstances indicate the carrying value may not be recoverable. U. S. Steel performed a quantitative impairment evaluation of its water rights for 2015, which indicated they were not impaired.
Identifiable intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate the carrying values may not be recoverable. During the fourth quarter of 2015, due to a significant decline in energy prices and high levels of tubular imports, U. S. Steel completed a review of certain of its identifiable intangible assets with finite lives, primarily customer relationships with a carrying value of $80 million, and determined the assets were not impaired.
Amortization expense was $2 million in the three months ended June 30, 2016 and $2 million in the three months ended June 30, 2015. Amortization expense was $4 million in the six months ended June 30, 2016 and $4 million in the six months ended June 30, 2015. The estimated future amortization expense of identifiable intangible assets during the next five years is $3 million for the remaining portion of 2016 and $7 million each year from 2017 to 2020.

6.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost (income) for the three months ended June 30, 2016 and 2015:

	Pension Benefits		Other Benefits
(In millions)	2016	2015	2016	2015
Service cost	$13	$27	$5	$6
Interest cost	65	65	24	25
Expected return on plan assets	(105)	(111)	(38)	(39)
Amortization of prior service cost	3	5	7	(1)
Amortization of actuarial net loss	32	64	1	1
Net periodic benefit cost (income), excluding below	8	50	(1)	(8)
Multiemployer plans	15	16	—	—
Settlement, termination and curtailment losses	3	2	—	—
Net periodic benefit cost (income)	$26	$68	$(1)	$(8)
The following table reflects the components of net periodic benefit cost (income) for the six months ended June 30, 2016 and 2015:

	Pension Benefits		Other Benefits
(In millions)	2016	2015	2016	2015
Service cost	$26	$53	$10	$11
Interest cost	130	131	49	49
Expected return on plan assets	(210)	(221)	(75)	(77)
Amortization of prior service cost	6	9	13	(3)
Amortization of actuarial net loss	64	128	1	3
Net periodic benefit cost (income), excluding below	16	100	(2)	(17)
Multiemployer plans	32	34	—	—
Settlement, termination and curtailment losses	3	5	—	—
Net periodic benefit cost (income)	$51	$139	$(2)	$(17)
Settlements
During the first six months of 2016 and 2015, the non-qualified pension plan incurred settlement charges of approximately $3 million and $5 million respectively, due to lump sum payments for certain individuals.
Employer Contributions
During the first six months of 2016, U. S. Steel made cash payments of $32 million to the Steelworkers’ Pension Trust and $6 million of pension payments not funded by trusts.
During the first six months of 2016, cash payments of $31 million were made for other postretirement benefit payments not funded by trusts.
Company contributions to defined contribution plans totaled $11 million in both of the three months ended June 30, 2016 and 2015, respectively. Company contributions to defined contribution plans totaled $22 million and $21 million for the six months ended June 30, 2016 and 2015, respectively.

Non-retirement postemployment benefits
U. S. Steel incurred a favorable adjustment associated with a change in estimate that resulted in a benefit of approximately $17 million and $2 million for the three and six months ended June 30, 2016, respectively, compared to costs of $25 million and $40 million for the three and six months ended June 30, 2015, respectively, related to employee costs for supplemental unemployment benefits and the continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others. Payments for these benefits during the three and six months ended June 30, 2016 were $21 million and $40 million, respectively. Payments for these benefits during the three and six months ended June 30, 2015 were $13 million and $14 million, respectively.

Pension Funding
In July 2016, U. S. Steel's Board of Directors authorized voluntary contributions to the trust for our main defined benefit pension plan of up to $100 million over the next twelve months.

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
7.    Net Interest and Other Financial Costs
Net interest and other financial costs includes interest expense (net of capitalized interest), interest income, financing costs, derivatives gains and losses and foreign currency remeasurement gains and losses. Foreign currency gains and losses are primarily a result of foreign currency denominated assets and liabilities that require remeasurement and the impacts of euro-U.S. dollar derivatives activity. During the three months ended June 30, 2016 and 2015, net foreign currency gains of $6 million and $2 million respectively, were recorded in other financial costs. During the six months ended June 30, 2016 and 2015, net foreign currency losses of $2 million and gains of $3 million respectively, were recorded in other financial costs. Additionally, during the three and six months ended June 30, 2016, a net loss on debt extinguishment was recognized of $24 million and $22 million, respectively.
See Note 12 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure. See Note 13 for further details on U. S. Steel's redemption of its senior debt.

8.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee) under the 2005 Stock Incentive Plan (the 2005 Plan) and the 2016 Omnibus Incentive Compensation Plan (the Omnibus Plan), which is more fully described in Note 14 of the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and the 2016 Proxy Statement respectively. On April 26, 2016, the Company's stockholders approved the Omnibus Plan and authorized the Company to issue up to 7,200,000 shares of U. S. Steel common stock under the Omnibus Plan. While the awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of June 30, 2016, 4,886,835 shares were available for future grants under the Omnibus Plan.

Recent grants of stock-based compensation consist of stock options, restricted stock units, and total shareholder return (TSR) performance awards. Stock options are generally issued at the market price of the underlying stock on the date of the grant. Upon exercise of stock options, shares of U. S. Steel common stock are issued from treasury stock. The following table is a general summary of the awards made under the 2005 Plan and the Omnibus Plan.

	2016		2015
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Stock Options	1,333,210	$6.24	1,638,540	$10.02
Restricted Stock Units	1,117,495	$14.27	794,370	$24.71
Performance Awards:(c)
TSR	308,130	$10.02	273,560	$24.95
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted-average for all grants during the period.
(c) The number of performance awards shown represents the target value of the award.

U. S. Steel recognized pretax stock-based compensation expense in the amount of $5 million and $12 million in the three month periods ended June 30, 2016 and 2015, respectively, and $11 million and $23 million in the first six months of 2016 and 2015, respectively.

As of June 30, 2016, total future compensation expense related to nonvested stock-based compensation arrangements was $38 million, and the weighted average period over which this expense is expected to be recognized is approximately 1 year.

Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The stock options vest ratably over a three-year service period and have a term of ten years.

Black-Scholes Assumptions(a)	2016 Grants	2015 Grants
Grant date price per share of option award	$14.78	$24.74
Exercise price per share of option award	$14.78	$24.74
Expected annual dividends per share, at grant date	$0.20	$0.20
Expected life in years	5.0	5.0
Expected volatility	53%	47%
Risk-free interest rate	1.463%	1.639%
Grant date fair value per share of unvested option awards as calculated from above	$6.24	$10.02
(a) The assumptions represent a weighted average of all grants during the period.

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
9.    Income Taxes
Tax provision
For the six months ended June 30, 2016 and 2015, we recorded a tax provision of $7 million on our pretax loss of $379 million and a tax benefit of $360 million on our pretax loss of $696 million, respectively. Due to the full valuation allowance on our domestic deferred tax assets in 2016, the tax provision does not reflect any benefit for domestic pretax losses. For 2015, the tax provision reflects a benefit for percentage depletion in excess of cost depletion for iron ore that we produce and consume or sell. Included in the tax provision is a net benefit of $31 million relating to the adjustment of certain tax reserves in the first six months of 2015.

The tax provision for the first six months of 2016 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. Due to the full valuation allowance on our domestic deferred tax assets, the tax provision does not reflect any benefit for domestic pretax losses.
During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2016 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2016 could be materially different from the forecasted amount used to estimate the tax provision for the six months ended June 30, 2016.
Deferred taxes
Each quarter U. S. Steel analyzes the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion, or all, of a deferred tax asset may not be realized. At December 31, 2015, the Company determined that a valuation allowance of $804 million was required for the Company's domestic deferred tax assets.

At June 30, 2016, U.S. Steel reviewed all available positive and negative evidence and determined that it is more likely than not that all of its net domestic deferred tax assets may not be realized. As a result, an incremental valuation allowance of $54 million was recorded against the increase in the net domestic deferred tax asset (excluding a deferred tax liability related to an asset with an indefinite life).

U.S. Steel will continue to monitor the realizability of its deferred tax assets on a quarterly basis. In the future, if we determine that realization is more likely than not for deferred tax assets with a valuation allowance, the related valuation allowance will be reduced, and we will record a non-cash benefit to earnings.
Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in Accounting Standards Codification (ASC) Topic 740 on income taxes. The total amount of gross unrecognized tax benefits was $75 million at June 30, 2016 and $74 million at December 31, 2015. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $10 million as of June 30, 2016 and $12 million as of December 31, 2015.
U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Consolidated Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of June 30, 2016 and December 31, 2015, U. S. Steel had accrued liabilities of $5 million and $1 million, respectively, for interest and penalties related to uncertain tax positions.
10.    Earnings and Dividends Per Common Share
Earnings (Loss) Per Share Attributable to United States Steel Corporation Stockholders
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

The computations for basic and diluted earnings (loss) per common share from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2016	2015	2016	2015
Loss attributable to United States Steel Corporation stockholders	$(46)	$(261)	$(386)	$(336)
Weighted-average shares outstanding (in thousands):
Basic	146,582	145,962	146,492	145,848
Effect of stock options, restricted stock units and performance awards	—	—	—	—
Adjusted weighted-average shares outstanding, diluted	146,582	145,962	146,492	145,848
Basic loss per common share	$(0.32)	$(1.79)	$(2.64)	$(2.31)
Diluted loss per common share	$(0.32)	$(1.79)	$(2.64)	$(2.31)
The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Securities granted under the 2005 Stock Incentive Plan, as amended	10,126	9,139	10,126	9,139

Dividends Paid Per Share
The dividend for each of the first and second quarters of 2016 and 2015 was five cents per common share.
11.    Inventories
Inventories are carried at the lower of cost or market. The first-in, first-out method is the predominant method of inventory costing in Europe. The last-in, first-out (LIFO) method is the predominant method of inventory costing in the United States. At June 30, 2016 and December 31, 2015, the LIFO method accounted for 79 percent and 80 percent of total inventory values, respectively.

(In millions)	June 30, 2016	December 31, 2015
Raw materials	$440	$766
Semi-finished products	767	841
Finished products	407	392
Supplies and sundry items	61	75
Total	$1,675	$2,074
Current acquisition costs were estimated to exceed the above inventory values by $524 million at June 30, 2016 and $900 million at December 31, 2015. As a result of the liquidation of LIFO inventories, cost of sales increased and earnings (loss) before interest and income taxes decreased by $29 million in the three months ended June 30, 2016. As a result of the liquidation of LIFO inventories, cost of sales decreased and earnings (loss) before interest and income taxes increased by $1 million in the three months ended June 30, 2015. Cost of sales increased and earnings (loss) before interest and income taxes decreased by $75 million and $3 million in the six months ended June 30, 2016 and June 30, 2015, respectively, as a result of liquidation of LIFO inventories.
Inventory includes $56 million and $64 million of property held for residential or commercial development as of June 30, 2016 and December 31, 2015, respectively.

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
As of June 30, 2016, U. S. Steel held euro forward sales contracts with a total notional value of approximately $214 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.
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
The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel's consolidated financial statements as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015:

		Fair Value	Fair Value
(In millions)	Balance Sheet Location	June 30, 2016	December 31, 2015
Foreign exchange forward contracts	Accounts receivable	$2	$4
Foreign exchange forward contracts	Accounts payable	$2	$1

(In millions)	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
		Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Foreign exchange forward contracts	Other financial income/ costs	$(6)	$4

(In millions)	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
		Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Foreign exchange forward contracts	Other financial income/ costs	$(11)	$32
In accordance with the guidance found in ASC Topic 820 on fair value measurements and disclosures, the fair value of our euro forward sales contracts was determined using Level 2 inputs, which are defined as "significant other observable" inputs. The inputs used are from market sources that aggregate data based upon market transactions.

13.    Debt

(In millions)	Interest Rates %	Maturity	June 30, 2016	December 31, 2015
2037 Senior Notes	6.65	2037	$350	$350
2022 Senior Notes	7.50	2022	400	400
2021 Senior Notes	6.875	2021	251	275
2021 Senior Secured Notes	8.375	2021	980	—
2020 Senior Notes	7.375	2020	450	600
2018 Senior Notes	7.00	2018	161	500
2017 Senior Notes	6.05	2017	—	450
Environmental Revenue Bonds	5.50 - 6.88	2016 - 2042	490	490
Recovery Zone Facility Bonds	6.75	2040	70	70
Fairfield Caster Lease		2022	29	30
Other capital leases and all other obligations		2019	1	1
Third Amended and Restated Credit Agreement	Variable	2020	—	—
USSK Revolver	Variable	2019	—	—
USSK credit facilities	Variable	2016 - 2018	—	—
Total Debt			3,182	3,166
Less unamortized discount and debt issuance costs			3	5
Less deferred issuance costs			39	23
Less short-term debt and long-term debt due within one year(a)			82	45
Long-term debt			$3,058	$3,093
To the extent not otherwise discussed below, information concerning the Senior Notes and other listed obligations can be found in Note 15 of the audited financial statements in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Third Amended and Restated Credit Agreement
As of June 30, 2016, there were no amounts drawn on the $1.5 billion credit facility agreement (Third Amended and Restated Credit Agreement). However, since the value of our inventory and trade accounts receivable less specified reserves calculated in accordance with the Third Amended and Restated Credit Agreement do not support the full amount of the facility at June 30, 2016, the amount available to the Company under this facility was reduced by $37 million. Additionally, U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Third Amended and Restated Credit Agreement is less than the greater of 10 percent of the total aggregate commitments and $150 million. Since availability was greater than $150 million, compliance with the fixed charge coverage ratio covenant was not applicable. Based on the most recent four quarters as of June 30, 2016, we would not meet this covenant. So long as we continue to not meet this covenant, the amount available to the Company under this facility is effectively reduced by $150 million. As a result, availability under the Third Amended and Restated Credit Agreement was $1,313 million as of June 30, 2016.

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

Senior Note Repurchases and Redemption
During the three months ended June 30, 2016, the Company repurchased several tranches of its outstanding senior notes. The Company completed an optional redemption of its outstanding 6.05% Senior Notes due 2017 for an aggregate principal amount of approximately $444 million plus a total make whole premium of approximately $22 million. Pursuant to a cash tender offer, the Company repurchased approximately $326 million of its 7.00% Senior Notes due 2018 for 107 percent of par, approximately $150 million of its 7.375% Senior Notes due 2020 at an average rate of 86 percent of par and approximately $23 million of its 6.875% Senior Notes due 2021 for 82 percent of par.

During the three months ended March 31, 2016, the Company repurchased approximately $6 million of its 6.05% Senior Notes due 2017 at an average rate of 92.305 percent and approximately $13 million of its 7.00% Senior Notes due 2018 at an average rate of 87.962 percent through a series of open market purchases.

2021 Senior Secured Notes
On May 10, 2016, U. S. Steel issued $980 million of 8.375% Senior Secured Notes due July 1, 2021 (2021 Senior Secured Notes) under an indenture in a 144A private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). U. S. Steel received net proceeds from the offering of approximately $958 million after fees of approximately $22 million related to underwriting and third party expenses. The net proceeds from the issuance of the 2021 Senior Secured Notes were used to redeem and repurchase portions of our outstanding senior notes as discussed above. Interest on the notes is payable semi-annually in arrears on January 1st and July 1st of each year commencing on January 1, 2017. The notes are secured by first-priority liens on substantially all of the tangible and intangible assets of the Company's Flat-Rolled segment, exclusive of the collateral required under the Third Amended and Restated Credit Agreement.

The Company may redeem the 2021 Senior Secured Notes, in whole or part, at our option on or after July 1, 2018 at the redemption price for such notes as a percentage of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, if redeemed during the twelve-month period beginning on July of each of the years indicated below.

Year	Redemption Price
2018	106.28%
2019	104.19%
2020 and thereafter	100.00%

Prior to July 1, 2018, the Company may redeem up to 35% of the original aggregate principal amount of the 2021 Senior Secured Notes with the net cash proceeds of one or more equity offerings for a price of 108.375% of principal. Upon the occurrence of certain assets sales, we may be required to offer to repurchase the Notes with the proceeds at a price of 100% of the principal amount thereof, plus accrued and unpaid interest if any. The indenture pursuant to which the 2021 Senior Secured Notes were issued contains additional customary financial covenants and other obligations.
U. S. Steel Košice (USSK) revolver and credit facilities
At June 30, 2016, USSK had no borrowings under its €200 million (approximately $222 million) unsecured revolving credit facility (the USSK Credit Agreement). The USSK Credit Agreement contains certain USSK financial covenants, including maximum Leverage, maximum Net Debt to Tangible Net Worth, and minimum Interest Coverage ratios. The covenants are measured semi-annually for the period covering the last twelve calendar months. USSK may not draw on the USSK Credit Agreement if it does not comply with any of the financial covenants until the next measurement date. At June 30, 2016, USSK had full availability under the USSK Credit Agreement. The USSK Credit Agreement expires in July 2019.

At June 30, 2016, USSK had no borrowings under its €40 million and €10 million unsecured credit facilities (collectively approximately $55 million) and the availability was approximately $54 million due to approximately $1 million of customs and other guarantees outstanding.
Each of these facilities bear interest at the applicable inter-bank offer rate plus a margin and contain customary terms and conditions.
Change in control event under various financing agreements
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,593 million as of June 30, 2016 (including the Senior Notes) may be declared due and payable; (b) the Third Amended and Restated Credit Agreement and USSK's €200 million Revolving Credit Agreement may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield Works slab caster for $29 million or provide a letter of credit to secure the remaining obligation.
14.    Asset Retirement Obligations
U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs:

(In millions)	June 30, 2016	December 31, 2015
Balance at beginning of year	$89	$48
Additional obligations incurred	3	45	(a)
Obligations settled	(6)	(6)
Foreign currency translation effects	—	(1)
Accretion expense	1	3
Balance at end of period	$87	$89
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
The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$2,946	$3,109	$1,896	$3,107
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
16.    Statement of Changes in Stockholders’ Equity

The following table reflects the first six months of 2016 and 2015 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Six Months Ended June 30, 2016 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$2,437	$190	$(1,169)	$151	$(339)	$3,603	$1
Comprehensive income (loss):
Net loss	(386)	(386)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	(182)		(182)
Currency translation adjustment	31		31
Employee stock plans	9				42	(33)
Dividends paid on common stock	(15)					(15)
Other	20	(1)	$21
Balance at June 30, 2016	$1,914	$(197)	$(1,299)	$151	$(297)	$3,555	$1

Six Months Ended June 30, 2015 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,800	$1,862	$(1,441)	$151	$(396)	$3,623	$1
Comprehensive income (loss):
Net loss	(336)	(336)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	87		87
Currency translation adjustment	(78)		(78)
Employee stock plans	24				51	(27)
Dividends paid on common stock	(15)	(15)
Other	(1)	$(1)
Balance at June 30, 2015	$3,481	$1,510	$(1,432)	$151	$(345)	$3,596	$1

17.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions) (a)	Pension and Other Benefit Items		Foreign Currency Items	Other	Total
Balance at December 31, 2015	$(1,479)		$312	$(2)	$(1,169)
Other comprehensive (loss) income before reclassifications	(95)		31	17	(47)
Amounts reclassified from AOCI	(87)	(b)	—	4	(83)
Net current-period other comprehensive income	(182)		31	21	(130)
Balance at June 30, 2016	$(1,661)		$343	$19	$(1,299)
(a)Amounts for 2016 do not reflect a tax benefit as a result of a full valuation allowance on our domestic deferred tax assets. Amounts for 2015 are shown net of tax. Amounts in parentheses indicate decreases in AOCI.
(b)See table below for further details.

		Amount reclassified from AOCI
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions) (a)	Details about AOCI components	2016	2015	2016	2015
	Amortization of pension and other benefit items
	Prior service costs (b)	$(10)	$(4)	$(19)	$(6)
	Actuarial losses (b)	(33)	(65)	(65)	(131)
	Settlement, termination and curtailment (losses)(b)	(3)	(2)	(3)	(5)
	Total before tax	(46)	(71)	(87)	(142)
	Tax benefit	—	27	—	54
	Net of tax (c)	$(46)	$(44)	$(87)	$(88)
(a)Amounts in parentheses indicate decreases in AOCI.
(b)These AOCI components are included in the computation of net periodic benefit cost (see Note 6 for additional details).
(c)Amounts for 2016 does not reflect a tax benefit as a result of a full valuation allowance on our domestic deferred tax assets.

18.    Transactions with Related Parties
Net sales to related parties and receivables from related parties primarily reflect sales of steel products to equity investees and U. S. Steel Canada Inc. (USSC) after the Canada Companies' Creditor Arrangement Act (CCAA) filing on September 16, 2014. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $264 million and $391 million for the three months ended June 30, 2016 and 2015, respectively and $579 million and $717 million for the six months ended June 30, 2016 and 2015, respectively.
Purchases from related parties for outside processing services provided by equity investees and USSC after the CCAA filing on September 16, 2014 amounted to $24 million and $111 million for the three months ended June 30, 2016 and 2015, respectively and $43 million and $211 million for the six months ended June 30, 2016 and 2015, respectively. Purchases of iron ore pellets from related parties amounted to $42 million and $53 million for the three months ended June 30, 2016 and 2015, respectively and $88 million and $107 million for the six months ended June 30, 2016 and 2015, respectively.
Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $73 million and $66 million at June 30, 2016 and December 31, 2015, respectively for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties, including USSC after the CCAA filing on September 16, 2014, totaled $16 million and $15 million at June 30, 2016 and December 31, 2015, respectively.

The Company has related party trade accounts receivables, loan and interest receivables from USSC, net of an allowance for doubtful account, totaling $70 million as of June 30, 2016 and $98 million at December 31, 2015.

19.    Restructuring and Other Charges

During the three months ended June 30, 2016, the Company recorded a net favorable adjustment of $6 million primarily associated with a change in estimate for headcount reductions across the enterprise, including within our Flat-Rolled, Tubular and USSE segments. This change in estimate includes adjustments for costs for supplemental unemployment and severance benefits as well as the continuation of heath care benefits.
During the six months ended June 30, 2016, the Company recorded a net charge of $4 million associated with Company wide headcount reductions, including within our Flat-Rolled, Tubular and USSE segments. This charge includes costs for supplemental unemployment and severance benefits as well as the continuation of heath care benefits.
During the three months ended June 30, 2015, the Company recorded a net charge of $19 million for employee related costs, for severance, supplemental unemployment benefits and a continuation of healthcare benefits as well as other shutdown costs, primarily environmental. Favorable adjustments for changes in estimates on restructuring reserves were made for $18 million, primarily related to employee and environmental costs associated with the shutdown of our coke making operations at Gary Works and Granite City Works.
During the six months ended June 30, 2015, the Company recorded a net charge of $172 million, primarily related to the permanent shutdown of the cokemaking operations at Gary Works and Granite City Works, within our Flat-Rolled segment. In addition to the write-down of the assets, the charge also includes employee related costs, including costs for severance, supplemental unemployment benefits and continuation of health care benefits as well as other shutdown costs, primarily environmental. Favorable adjustments for changes in estimates on restructuring reserves were made for $18 million, primarily related to employee and environmental costs associated with the shutdown of our cokemaking operations at Gary Works and Granite City Works.
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
The activity in the accrued balances incurred in relation to restructuring and other cost reduction programs during the six months ended June 30, 2016 were as follows:

	Employee Related	Exit
(in millions)	Costs	Costs	Total
Balance at December 31, 2015	$48	$107	$155

Additional charges	18	—	18
Cash payments/utilization	(24)	(24)	(48)
Other adjustments and reclassifications	(13)	(1)	(14)

Balance at June 30, 2016	$29	$82	$111

Accrued liabilities for restructuring and other cost reduction programs are included in the following balance sheet lines:

(in millions)	June 30, 2016	December 31, 2015
Accounts payable	$59	$90
Payroll and benefits payable	30	48
Employee Benefits	2	—
Deferred credits and other noncurrent liabilities	$20	$17
Total	$111	$155

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
U. S. Steel accrues for estimated costs related to existing lawsuits, claims and proceedings when it is probable that it will incur these costs in the future, and the costs are reasonably determinable.
Asbestos matters – As of June 30, 2016, U. S. Steel was a defendant in approximately 805 active cases involving approximately 3,300 plaintiffs. The vast majority of these cases involve multiple defendants. At December 31, 2015, U. S. Steel was a defendant in approximately 820 active cases involving approximately 3,315 plaintiffs. About 2,500, or approximately 76 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the six months ended June 30, 2016, dismissals, settlements and other dispositions resolved approximately 145 cases, and new case filings added approximately 130 cases. During 2015, settlements and other dispositions resolved approximately 415 cases, and new case filings added approximately 275 cases.
The following table shows the number of asbestos claims in the current period and the prior three years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2013	3,330	250	240	3,320
December 31, 2014	3,320	190	325	3,455
December 31, 2015	3,455	415	275	3,315
June 30, 2016	3,315	145	130	3,300
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

(In millions)	Six Months Ended June 30, 2016
Beginning of period	$197
Accruals for environmental remediation deemed probable and reasonably estimable	1
Adjustments for changes in estimates	(4)
Obligations settled	(6)
End of period	$188
Accrued liabilities for remediation activities are included in the following Consolidated Balance Sheet lines:

(In millions)	June 30, 2016	December 31, 2015
Accounts payable	$15	$14
Deferred credits and other noncurrent liabilities	173	183
Total	$188	$197
Expenses related to remediation are recorded in cost of sales and were insignificant for both the three and six month periods ended June 30, 2016 and 2015. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 15 to 25 percent.
Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

(1)
Projects with Ongoing Study and Scope Development - Projects which are still in the development phase. For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are five environmental remediation projects where additional costs for completion are not currently estimable, but could be material. These projects are at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI), the Fairless Plant, and the former steelmaking plant at Joliet, Illinois. As of June 30, 2016, accrued liabilities for these projects totaled $1 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $25 million to $40 million.

(2)
Significant Projects with Defined Scope - Projects with significant accrued liabilities with a defined scope. As of June 30, 2016, there are four significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $147 million. These projects are Gary RCRA (accrued liability of $31 million), the former Geneva facility (accrued liability of $63 million), the former Duluth facility St. Louis River Estuary (accrued liability of $48 million), and the Solid Waste Management Unit (SWMU) #4 at UPI (accrued liability of $5 million).

(3)
Other Projects with a Defined Scope - Projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are two other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at June 30, 2016 was $4 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.
The remaining environmental remediation projects had an accrued liability of less than $1 million each. The total accrued liability for these projects at June 30, 2016 was $5 million. We do not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $24 million at June 30, 2016 and were based on known scopes of work.
Administrative and Legal Costs – As of June 30, 2016, U. S. Steel had an accrued liability of $7 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 2016 and 2015, such capital expenditures totaled $20 million and $52 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
CO2 Emissions – Current and potential regulation of greenhouse gas (GHG) emissions remains a significant issue for the steel industry, particularly for integrated steel producers such as U. S. Steel. Laws regulating carbon dioxide (CO2) emissions have been enacted or are being considered by legislative bodies of many nations, including countries where we have operating facilities. The European Union (EU) has established GHG regulations based upon national allocations and a cap and trade system. In the United States, the Environmental Protection Agency (EPA) has published rules for regulating GHG emissions for certain facilities (both new and existing). The U.S. Supreme Court has upheld the EPA's authority under the Clean Air Act (CAA) to regulate GHG emissions from new or modified stationary sources that are required to obtain pre-construction and operating permits for non-GHG regulated air pollutants, and federal courts are considering several suits that challenge the EPA's authority to regulate GHG emissions from other types of sources (including existing sources). Congress could take additional action that could affect the regulation of GHG emissions.
NAAQS Standards - The EPA recently revised the National Ambient Air Quality Standards (NAAQS) for nitrogen oxide (NOx), sulfur dioxide (SO2), particulate matter, and ozone. It is likely that the new requirements in the State Implementation Plans (SIPs) for sulfur dioxide, ozone and particulate matter would materially impact U. S. Steel, though we are unable to reasonably estimate such amount at this time.
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
Under the Emission Trading System (ETS) USSK's final allocation of free allowances for the Phase III period, which covers the years 2013 through 2020 is 48 million allowances. However, following the recent judgment of the Court of Justice of the European Union on April 2016, the volume of free allocations for the years 2018-2020 will be reduced. Until a new calculation by the European Commission is adopted, we cannot reliably estimate the impact on USSK’s free allocation volume. Prior to the recent ruling we estimated a shortfall of approximately 15 million allowances for the Phase III period. The actual shortfall will depend upon the reductions resulting from the recent Court of Justice ruling. Based on 2015 emission intensity levels and projected future production levels, and as a result of carryover allowances from the NAP II period, the earliest we anticipate having to purchase allowances to meet the annual compliance submission would be the first quarter of 2018. However, due to a number of variable factors such as the future market value of allowances, future production levels and future emission intensity levels, we cannot reliably estimate the full cost of complying with the ETS regulations at this time.
The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BAT) to reduce environmental impacts as well as compliance with BAT associated emission levels. Our most recent broad estimate of future capital expenditures for projects to comply with or go beyond BAT requirements is €43 million to €140 million (approximately $48 million to $155 million) over the 2016 to 2020 period. There are ongoing efforts to seek EU grants to fund a portion of these capital expenditures. The actual amount spent will depend largely upon the amount of EU incentive grants received.
Due to other EU legislation, we are required to make changes to the boilers at our steam and power generation plant in order to comply with stricter air emission limits for large combustion plants. In January 2014, the operation of USSK's boilers was approved by the EC as part of Slovakia's Transitional National Plan (TNP) for bringing all boilers in Slovakia into compliance by no later than 2020. The TNP establishes emission ceilings for each category of emissions (Total Suspended Particulate, SO2 and NOx) for both stacks within the Power Plant. The allowable amount of discharged emissions will decrease each year until mid 2020. An emission ceiling will be a limiting factor for future operation of the boilers. The boiler projects have been approved by our Board of Directors and we are now in the execution phase. These projects will result in a reduction in electricity, CO2 emissions, operating, maintenance and waste disposal costs once completed. The current projected cost to reconstruct one existing boiler and build one new boiler to achieve compliance is approximately €131 million (approximately $145 million) of which €82 million (approximately $91 million) has already been spent through June 30, 2016. Broad legislative changes were enacted by the Slovak Republic to extend the scope of support for renewable sources of energy, that are intended to allow USSK to participate in Slovakia's renewable energy incentive program once the boiler projects are completed.
Guarantees – The maximum guarantees of the indebtedness and other obligations of unconsolidated entities of U. S. Steel totaled $4 million at June 30, 2016.
EPA Region V Federal Lawsuit – This is a Clean Air Act (CAA) enforcement action pending in Federal Court in the Northern District of Indiana. The U.S. Government, joined by the States of Illinois, Indiana, and Michigan initiated the action alleging the Company violated the CAA and failed to have in place appropriate pollution control equipment at Gary Works, Granite City Works, and Great Lakes Works. Both an unspecified civil penalty and injunctive relief are sought. The parties have agreed to a stay pending the outcome of settlement negotiations. The Company intends to resolve this matter via settlement.
CCAA - On September 16, 2014 USSC commenced court-supervised restructuring proceedings under CCAA before the Ontario Superior Court of Justice (the Court). As part of the CCAA proceedings, U. S. Steel submitted both secured and unsecured claims of approximately C$2.2 billion which were verified by the court-appointed Monitor. U. S. Steel's claims were challenged by a number of interested parties, and on February 29, 2016, the Court denied those challenges and verified U. S. Steel's secured claims in the amount of approximately $119 million and unsecured claims of approximately C$1.8 billion and $120 million. The interested parties have appealed the determinations of the Ontario Superior Court of Justice.
Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $9 million at June 30, 2016). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $158 million as of June 30, 2016, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by our Third Amended and Restated Credit Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $41 million at June 30, 2016, of which less than $1 million was classified as current, and $37 million at December 31, 2015, all of which was classified as noncurrent.

Capital Commitments – At June 30, 2016, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $145 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2016	2017	2018	2019	2020	Later Years	Total
$313	$571	$564	$325	$299	$1,412	$3,484
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, and certain energy and utility services with terms ranging from two to 16 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of June 30, 2016, if U. S Steel were to terminate the agreement, it may be obligated to pay in excess of $200 million.
Total payments relating to unconditional purchase obligations were $123 million and $138 million for the three months ended June 30, 2016 and 2015, respectively and $255 million and $249 million for the six months ended June 30, 2016 and 2015, respectively.
21.    USSC Retained Interest
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
For the fourth quarter of 2015, U. S. Steel further updated the estimated retained interest based upon our continued assessment of the recoverability of our secured and unsecured claims in the CCAA restructuring proceedings. As a result, an additional pre-tax charge was recognized in the fourth quarter, bringing the total charge to $392 million for the fiscal year ended December 31, 2015. U. S. Steel’s recoverability involves uncertainties from economic and other events, including developments related to the ongoing CCAA proceedings, including the appeal of the decision of the Court in the trial relating to the classification and amounts of our secured and unsecured USSC claims, which are beyond the control of U. S. Steel that could materially impact the recoverability of our retained interest.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales by segment for the three and six months ended June 30, 2016 and 2015 are set forth in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, excluding intersegment sales)	2016	2015	% Change	2016	2015	% Change
Flat-Rolled Products (Flat-Rolled)	$1,926	$2,125	(9)%	$3,657	$4,318	(15)%
U. S. Steel Europe (USSE)	565	600	(6)%	1,041	1,292	(19)%
Tubular Products (Tubular)	81	160	(49)%	190	531	(64)%
Total sales from reportable segments	2,572	2,885	(11)%	4,888	6,141	(20)%
Other Businesses	12	15	(20)%	37	31	19%
Net sales	$2,584	$2,900	(11)%	$4,925	$6,172	(20)%
Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended June 30, 2016 versus the three months ended June 30, 2015 is set forth in the following table:
Three Months Ended June 30, 2016 versus Three Months Ended June 30, 2015

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-Rolled	—%	(7)%	—%	—%	(2)%	(9)%
USSE	3%	(11)%	—%	2%	—%	(6)%
Tubular	(24)%	(20)%	(5)%	—%	—%	(49)%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
Net sales were $2,584 million in the three months ended June 30, 2016, compared with $2,900 million in the same period last year. The decrease in sales for the Flat-Rolled segment primarily reflected lower average realized prices (decrease of $53 per net ton) due to lower average contract prices year over year on both fixed price and quarterly adjustable contracts, that do not yet reflect the recent price increases resulting from the more balanced supply and demand relationship in the North American flat-rolled market. The decrease in sales for the USSE segment was primarily due to lower average realized euro-based prices (decrease of €53 per net ton) due to lower average contract prices year over year on both fixed price and quarterly adjustable contracts, that do not yet reflect the recent price increases partially offset by an increase in shipments (increase of 34 thousand net tons). The decrease in sales for the Tubular segment primarily reflected lower shipments (decrease of 22 thousand net tons) and lower average realized prices (decrease of $601 per net ton) as a result of reduced drilling activity caused by low crude oil prices and continued high import levels.

While we began to realize some benefit from recent price increases in the second quarter, we will see better average realized prices, primarily in our Flat-Rolled and USSE segments, in the second half of 2016.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the six months ended June 30, 2016 versus the six months ended June 30, 2015 is set forth in the following table:
Six Months Ended June 30, 2016 versus Six Months Ended June 30, 2015

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other	Net Change
Flat-Rolled	(2)%	(11)%	(1)%	—%	(1)%	(15)%
USSE	(9)%	(12)%	2%	—%	—%	(19)%
Tubular	(47)%	(15)%	(1)%	—%	(1)%	(64)%
(a) Excludes intersegment sales
(b) Foreign currency translation effects

Net sales were $4,925 million in the six months ended June 30, 2016, compared with $6,172 million in the same period last year. The decrease in sales for the Flat-Rolled segment primarily reflected lower average realized prices (decrease of $106 per net ton) and a decrease in shipments (decrease of 141 thousand net tons) as a result of market conditions, including high import levels, which have served to reduce shipment volumes and drastically depress both spot and contract prices. The decrease in sales for the USSE segment was primarily due to lower average realized euro-based prices (decrease of €53 per net ton) and a decrease in shipments (decrease of 226 thousand net tons), both as a result of higher imports. The decrease in sales for the Tubular segment primarily reflected lower shipments (decrease of 153 thousand net tons) and lower average realized prices (decrease of $518 per net ton) as a result of reduced drilling activity caused by low crude oil prices and continued high import levels.

Pension and other benefits costs
Pension and other benefit costs are reflected in our cost of sales and selling, general and administrative expense line items in the consolidated statements of operations.
Defined benefit and multiemployer pension plan costs totaled $26 million and $51 million in the three and six months ended June 30, 2016, respectively, compared to $68 million and $139 million in the comparable periods in 2015. The $42 million and $88 million decreases are primarily due to the freezing of benefit accruals for non-union participants effective December 31, 2015, and the natural maturation of our pension plans, partially offset by asset performance.
Costs related to defined contribution plans totaled $11 million and $22 million in the three and six months ended June 30, 2016, respectively, compared to $11 million and $22 million in the comparable periods in 2015.
Other benefit (income), which is included in earnings (loss) before interest and taxes, totaled $(1) million and $(8) million in the three months ended June 30, 2016 and June 30, 2015, respectively, and $(2) million and $(17) million in the six months ended June 30, 2016 and 2015, respectively. The $7 million and $15 million decreases in income in the 2016 periods are primarily due to benefit and plan design changes in the 2015 Labor Agreements partially offset by the natural maturation of our other benefit plans.
Net periodic pension cost, including multiemployer plans, is expected to total approximately $102 million in 2016. Total other benefits costs in 2016 are expected to be a benefit of approximately $(4) million. The pension cost projection includes approximately $65 million of contributions to the Steelworkers Pension Trust.

A sensitivity analysis of the projected incremental effect of a hypothetical one percentage point change in the significant inputs used in the calculation of pension and other benefits net periodic benefit costs is provided in the following table:

	Hypothetical Rate Increase (Decrease)
(Dollars in millions)	1%	(1)%
Expected return on plan assets
Incremental (decrease) increase in:
Net periodic pension cost	$(76)	$76
Discount rate
Incremental (decrease) increase in:
Net periodic pension & other benefits costs for 2016	$(9)	$7
Pension & other benefits obligations	$(752)	$885
Health care cost escalation trend rates
Incremental increase (decrease) in:
Other postretirement benefit obligations	$95	$82
Service and interest cost components for 2016	$4	$(4)
Non-retirement postemployment benefits
U. S. Steel incurred a favorable adjustment associated with a change in estimate that resulted in a benefit of approximately $17 million and $2 million for the three and six months ended June 30, 2016, respectively, compared to costs of $25 million and $40 million for the three and six months ended June 30, 2015, respectively, related to employee costs for supplemental unemployment benefits and the continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others. Payments for these benefits during the three and six months ended June 30, 2016 were $21 million and $40 million, respectively. Payments for these benefits during the three and six months ended June 30, 2015 were $13 million and $14 million, respectively.
Selling, general and administrative expenses
Selling, general and administrative expenses were $64 million and $133 million in the three and six months ended June 30, 2016, respectively, compared to $107 million and $209 million in the three and six months ended June 30, 2015. The decrease is primarily related to lower pension and other benefits costs, as discussed above, as well as impacts from Company wide overhead reductions.
Operating configuration adjustments
Over the past two years, the Company has adjusted its operating configuration in response to challenging market conditions as a result of global overcapacity and unfair trade practices by indefinitely and temporarily idling production at certain of its facilities.
As of June 30, 2016, the following facilities are idled:

Indefinitely Idled:
Bellville Tubular Operations (idled in August of 2014 )
McKeesport Tubular Operations (idled in August of 2014 )

The carrying value of the long-lived assets associated with the indefinitely idled facilities listed above total approximately $12 million.

Temporarily Idled:
Lone Star Tubular (idled in April of 2016)
Tubular Processing (idled in April of 2015 )
Granite City Works - Steelmaking Operations (idled in December of 2015)
Keetac Iron Ore Operations (idled in May of 2015)

The carrying value of the long-lived assets associated with the temporarily idled facilities listed above total approximately $560 million.

U. S. Steel will continue to evaluate potential strategic and organizational opportunities, which may include the acquisition, divestiture or consolidation of assets. Given recent market conditions and the continued challenges faced by the Company, we are aggressively focused on maintaining cash and are considering various possibilities, including exiting lines of business and the sale of certain assets, that we believe would ultimately result in a stronger balance sheet and greater stockholder value. The Company will pursue opportunities based on the financial condition of the Company, its long-term strategy, and what the Board of Directors determines to be in the best interests of the Company's stockholders at the time.

Restructuring and Other Charges
During the three months ended June 30, 2016, the Company recorded a net favorable adjustment of $6 million associated with a change in estimate for headcount reductions across the enterprise, including within our Flat-Rolled, Tubular and USSE segments. This change in estimate includes adjustments for costs for supplemental unemployment and severance benefits as well as the continuation of heath care benefits.
During the six months ended June 30, 2016, the Company recorded a net charge of $4 million, associated with Company wide headcount reductions, including within our Flat-Rolled, Tubular and USSE segments. This charge includes costs for supplemental unemployment and severance benefits as well as the continuation of heath care benefits.
During the three months ended June 30, 2015, the Company recorded a net charge of $19 million for employee related costs, for severance, supplemental unemployment benefits and a combination of healthcare benefits as well as other shutdown costs, primarily environmental. Favorable adjustments for changes in estimates on restructuring reserves were made for $18 million, primarily related to employee and environmental costs associated with the shutdown of our coke making operations at Gary Works and Granite City Works.
During the six months ended June 30, 2015, the Company recorded a net charge of $172 million, primarily related to the permanent shutdown of the cokemaking operations at Gary Works and Granite City Works, within our Flat-Rolled segment. In addition to the write-down of the assets, the charge also includes employee related costs, including costs for severance, supplemental unemployment benefits and continuation of health care benefits as well as other shutdown costs, primarily environmental. Favorable adjustments for changes in estimates on restructuring reserves were made for $18 million, primarily related to employee and environmental costs associated with the shutdown of our cokemaking operations at Gary Works and Granite City Works.
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
Management believes its restructuring actions with regards to the Company’s operations will potentially impact the Company’s annual cash flows by approximately $350 million to $400 million over the course of subsequent annual periods as a result of decreased employee, maintenance and other facility costs, as well as eliminating the need for capital investment at the facilities. These actions will result in other non-cash savings of approximately $90 million, primarily related to reduced depreciation expense in future periods. Management does not believe there will be any significant impacts related to the Company’s revenues as a result of these actions. The Company has realized actual cash savings of approximately $115 million related to 2015 restructuring efforts.

Earnings (loss) before interest and income taxes by segment for the three and six months ended June 30, 2016 and 2015 is set forth in the following table:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2016	2015		2016	2015
Flat-Rolled	$6	$(64)	(109)%	$(182)	$(131)	39%
USSE	55	20	175%	41	57	(28)%
Tubular	(78)	(66)	18%	(142)	(65)	118%
Total loss from reportable segments	(17)	(110)	(85)%	(283)	(139)	104%
Other Businesses	10	6	67%	24	14	71%
Segment loss before interest and income taxes	(7)	(104)	(93)%	(259)	(125)	107%
Items not allocated to segments:
Postretirement benefit expense	12	(14)	(186)%	28	(27)	(204)%
Other items not allocated to segments:
Loss on write-down of retained interest in USSC	—	(255)	(100)%	—	(255)	(100)%
Restructuring and other charges and related adjustments	23	(19)	(221)%	(2)	(19)	(89)%
Loss on shutdown of coke production facilities	—	—	—%	—	(153)	(100)%
Total earnings (loss) before interest and income taxes	$28	$(392)	(107)%	$(233)	$(579)	(60)%

Segment results for Flat-Rolled

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015
Earnings (loss) before interest and income taxes ($ millions)	$6	$(64)	(109)%	$(182)	$(131)	39%
Gross margin	5%	3%	2%	1%	4%	(3)%
Raw steel production (mnt)	2,735	2,808	(3)%	5,514	5,676	(3)%
Capability utilization	65%	58%	7%	65%	59%	6%
Steel shipments (mnt)	2,692	2,712	(1)%	5,188	5,329	(3)%
Average realized steel price per ton	$642	$695	(8)%	$625	$731	(15)%
The increase in Flat-Rolled results for the three months ended June 30, 2016 compared to the same period in 2015 primarily resulted from reduced losses in 2016 after the shutdown of the blast furnace and associated steelmaking operations and most of the finishing operations at Fairfield Works in the third quarter of 2015 and lower overhead costs (approximately $95 million), lower raw materials costs (approximately $90 million) and lower energy costs (approximately $20 million). These changes were partially offset by lower average realized prices (approximately $135 million). While we experienced an increase in spot prices during the three months ended June 30, 2016 due to a more balanced supply and demand relationship in the North American flat-rolled market, our lower average contract prices year over year on both fixed price agreements and quarterly adjustable contracts more than offset the increase realized in spot market prices.

The decrease in Flat-Rolled results for the six months ended June 30, 2016 compared to the same period in 2015 resulted from lower average realized prices (approximately $530 million) as a result of challenging market conditions, including high import levels, which have served to drastically depress both spot and contract prices and lower steel substrate sales to our Tubular segment (approximately $20 million). These changes were partially offset by lower repairs and maintenance and other operating costs (approximately $160 million), lower raw materials costs (approximately $160 million), reduced losses in 2016 after the shutdown of the blast furnace and associated steelmaking operations and most of the finishing operations at Fairfield Works in the third quarter of 2015 and lower overhead costs (approximately $130 million), and lower energy costs (approximately $45 million).
Segment results for USSE

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015
Earnings before interest and income taxes ($ millions)	$55	$20	175%	$41	$57	(28)%
Gross margin	16%	9%	7%	10%	10%	—%
Raw steel production (mnt)	1,258	1,200	5%	2,410	2,483	(3)%
Capability utilization	101%	96%	5%	97%	100%	(3)%
Steel shipments (mnt)	1,125	1,091	3%	2,129	2,355	(10)%
Average realized steel price per ton ($)	$485	$533	(9)%	$472	$532	(11)%
Average realized steel price per ton (€)	€430	€483	(11)%	€423	€476	(11)%
The increase in USSE results for the three months ended June 30, 2016 compared to the same period in 2015 was primarily due to lower raw materials costs (approximately $55 million) and reduced operating costs from operating efficiencies (approximately $40 million). These changes were partially offset by lower average realized euro-based prices (approximately $65 million). While we experienced an increase in spot prices during the three months ended June 30, 2016 , our lower average contract prices year over year on both fixed price agreements and quarterly adjustable contracts more than offset the increase realized in spot market prices.
The decrease in USSE results for the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to lower average realized euro-based prices (approximately $150 million) and lower shipment volumes (approximately $15 million). These changes were partially offset by lower raw materials costs (approximately $115 million), increased operating efficiencies (approximately $25 million) and decreased energy costs (approximately $10 million).
Gross margins for the three months ended June 30, 2016 as compared to the same period in 2015 increased primarily due to cost improvements realized from our Carnegie Way efforts.
Segment results for Tubular

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015
Loss before interest and income taxes ($ millions)	$(78)	$(66)	18%	$(142)	$(65)	118%
Gross margin	(62)%	(20)%	(42)%	(46)%	(1)%	(45)%
Steel shipments (mnt)	70	92	(24)%	159	312	(49)%
Average realized steel price per ton	$1,050	$1,651	(36)%	$1,123	$1,641	(32)%
The decrease in Tubular results for the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to lower average realized prices (approximately $55 million) and decreased shipment volumes (approximately $10 million), as a result of high import levels, lower energy pricing and a continued decline in drilling activity. These changes were partially offset by reduced operating costs (approximately $20 million), reduced repairs and maintenance costs (approximately $15 million) and lower raw materials costs (approximately $10 million).

The decrease in Tubular results for the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to lower average realized prices (approximately $75 million) and decreased shipment volumes (approximately $40 million), as a result of high import levels, lower energy pricing and a continued decline in drilling activity. These changes were partially offset by decreased repairs and maintenance and other operating costs (approximately $30 million).
Gross margins for the three and six months ended June 30, 2016 as compared to the same period in 2015 decreased as a result of production cost inefficiencies driven by the decrease in shipments.
U. S. Steel and Butch Gilliam Enterprises LLC ("BGE") participate in a 50-50 joint venture, Patriot Premium located in Midland, Texas, which provides oil country threading, accessory threading, repair services and rig site services to exploration and production companies located principally in the Permian Basin. During 2016, U. S. Steel extended the term of the joint venture until March 31, 2019.

As a result of the significant decline in energy prices and high levels of tubular imports, U. S. Steel conducted a review of its seamless tubular and welded tubular asset groups within its Tubular segment and determined that the assets were not impaired as of December 31, 2015. The seamless tubular asset group had a carrying value of $359 million at December 31, 2015 and the recoverable amount exceeded this carrying value by 627%. The welded tubular asset group had a carrying value of $559 million at December 31, 2015 and the recoverable amount exceeded this carrying value by 73%. The key assumption used to estimate the recoverable amounts for both the seamless and welded tubular asset groups was the forecasted price of oil over the 15-year average remaining useful lives of the assets within the asset groups. The price of crude oil would have to remain at historically low levels for a prolonged period of time for the carrying amount of our seamless tubular and welded tubular asset groups to be impaired. U. S. Steel management will continue to monitor market and economic conditions for triggering events, including further weakening in the oil sector over the long-term, that may warrant further review of its long-lived assets. If a triggering event occurs, we will update our fixed asset impairment testing at that time.
Results for Other Businesses
Other Businesses had earnings of $10 million and $24 million in the three and six months ended June 30, 2016, compared to earnings of $6 million and $14 million in the three and six months ended June 30, 2015.
Items not allocated to segments
The decrease in postretirement benefit expense in the three and six months ended June 30, 2016 as compared to the same period in 2015 resulted from lower pension expenses as a result of the freezing of benefit accruals for non-union participants effective December 31, 2015 and the natural maturation of our plans.
We recorded a net favorable adjustment of $23 million for restructuring and other charges and related adjustments in the three months ended June 30, 2016 primarily due to changes in estimates associated with supplemental unemployment and severance cost accruals with respect to our actions to adjust our operating configuration, streamline our operational processes, and reduce costs. The favorable adjustment resulted from a reduction in the estimated number of employees on layoff and the length of time employees are projected to be on layoff. The net charge for these items during the six months ended June 30, 2016 was $2 million. We recorded a net charge of $19 million in the three and six months ended June 30, 2015 as a result of actions to adjust our operational footprint.
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

Net interest and other financial costs

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2016	2015		2016	2015
Interest expense	$60	$53	13%	$115	$104	11%
Interest income	(2)	—	NM	(3)	—	NM
Loss on debt extinguishment	24	—	NM	22	—	NM
Other financial costs	(1)	2	(150)%	12	13	(8)%
Total net interest and other financial costs	$81	$55	47%	$146	$117	25%
Net interest and other financial costs increased in the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 primarily due to an increase in interest expense and a loss on debt extinguishment. During the three months ended June 30, 2016, U. S. Steel issued $980 million of 8.375% Senior Secured Notes due July 1, 2021 (2021 Senior Secured Notes) and repurchased several tranches of its outstanding senior notes through various tender offers, redemptions and open market purchases, including the redemption of our remaining 6.05% Senior Notes due 2017 for an aggregate principal amount of approximately $444 million plus a total make whole premium of approximately $22 million which has been reflected within the loss on debt extinguishment line in the table above. The increased interest expense is attributable to the interest on the 2021 Senior Secured Notes. For further information see Note 13 to the Consolidated Financial Statements.
The income tax (benefit) provision was $(7) million and $7 million in the three and six months ended June 30, 2016 compared to a benefit of $186 million and $360 million in the three and six months ended June 30, 2015. Due to the full valuation allowance on our domestic deferred tax assets in 2016, the tax provision does not reflect any tax benefit for domestic pretax losses. For 2015, the tax provision reflects a benefit for percentage depletion in excess of cost depletion for iron ore that we produce and consume or sell and a net tax benefit of $31 million relating to the adjustment of certain tax reserves.
For further information on income taxes see Note 9 to the Consolidated Financial Statements.
Net loss attributable to United States Steel Corporation was $46 million and $386 million in the three and six months ended June 30, 2016, compared to net loss of $261 million and $336 million in the three and six months ended June 30, 2015. The changes primarily reflect the factors discussed above.
BALANCE SHEET
Accounts receivable increased by $187 million from year-end 2015. Sales in the latter part of a quarter typically represent the majority of the receivables as of the end of the quarter. The increase in receivables primarily reflected increased shipment volumes in the second quarter of 2016 compared to the fourth quarter of 2015.
Inventories decreased by $399 million from year-end 2015 primarily due to our planned working capital reductions, which includes better inventory management.
Accounts payable and other accrued liabilities increased by $138 million from year-end 2015 primarily as a result of increased production levels in the second quarter of 2016 as compared to the fourth quarter of 2015.
Employee benefits increased by $159 million from year-end 2015 primarily due to benefit and plan design changes in the 2015 Labor Agreements, which resulted in a remeasurement of the Other Benefits plans, partially offset by the impacts from the natural maturation of our pensions plans.
Total long-term debt (less unamortized discount and debt issuance costs) and short-term debt and current maturities of long-term debt remained consistent with year-end 2015. During the six months ended June 30, 2016, U. S. Steel issued $980 million of 8.375% Senior Secured Notes due July 1, 2021. During the six months ended June 30, 2016, U. S. Steel repurchased approximately $6 million of its 6.05% Senior Notes due 2017 through open market purchases and completed an optional redemption of the remaining aggregate principal amount of approximately $444 million. Also, during the six months ended June 30, 2016, U. S. Steel repurchased portions of our outstanding senior notes which included our 7.00% Senior Notes due 2018, 7.375% Senior Notes due 2020, and our 6.875% Senior

Notes due 2021 for a total aggregate principal value of $512 million through a series of tender offers and open market repurchases.
CASH FLOW
Net cash provided by operating activities was $313 million for the six months ended June 30, 2016 compared to $151 million in the same period last year. The increase is primarily due to strong working capital management offsetting lower financial results.
Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.
Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the three months and twelve months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Twelve Months Ended June 30,
	2016	2015	2016	2015
Accounts Receivable Turnover	2.2	1.8	7.5	8.3
Inventory Turnover	1.4	1.2	5.1	5.6
The increase in the accounts receivable turnover approximates 9 days for the three months ended June 30, 2016 as compared to June 30, 2015 and is primarily due to decreased accounts receivable (which includes a decrease in accounts receivable from related parties) as a result of lower average realized prices in all of our reportable segments and a decrease in shipment volumes in our Tubular segment. The increase in the inventory turnover approximates 11 days for the three months ended June 30, 2016 as compared to June 30, 2015 and is primarily due to decreased inventory levels in all of our reportable segments resulting from better inventory management partially offset by a decrease in cost of goods sold mainly attributable to a decrease in shipment volumes in our Tubular segment.
The decrease in the accounts receivable turnover approximates five days for the twelve months ended June 30, 2016 as compared to June 30, 2015 and is primarily due to lower average realized prices and lower shipment volumes which have contributed to a 30% decrease in sales revenue. The decrease in the inventory turnover approximates six days for the twelve months ended June 30, 2016 as compared to June 30, 2015 and is primarily due to a decrease in cost of goods sold mainly attributable to a decrease in shipment volumes.
The last-in, first-out (LIFO) inventory method is the predominant method of inventory costing in the United States. At June 30, 2016 and June 30, 2015, the LIFO method accounted for 79 percent and 80 percent of total inventory values, respectively. In the U.S., management monitors inventory realizability by comparing the LIFO cost of inventory with the replacement cost of inventory. To the extent the replacement cost (i.e., market value) of inventory is lower than the LIFO cost of inventory, management will write the inventory down. As of June 30, 2016 and December 31, 2015 the replacement cost of the inventory was higher by approximately $524 million and $900 million, respectively. Additionally, based on the Company’s latest internal forecasts and its inventory requirements, management does not believe there will be significant permanent LIFO liquidations that would impact earnings in future quarters in 2016.
Capital expenditures for the six months ended June 30, 2016, were $217 million, compared with $212 million in the same period in 2015. Flat-Rolled capital expenditures were $75 million and included spending for the Gary Works No. 1 Caster upgrade and certain other blast furnace upgrades, the Great Lakes Works Pickle Line Tank replacement, CGL Strip Cleaning and Roller Coater, and various other infrastructure, environmental and strategic projects. Tubular capital expenditures of $70 million related to the new electric arc furnace (EAF) and coupling facilities as well as various other infrastructure and strategic capital projects. USSE capital expenditures of $51 million consisted of spending for a Boiler House upgrade, pickle line upgrades and various other infrastructure and environmental projects.
U. S. Steel’s contractual commitments to acquire property, plant and equipment at June 30, 2016, totaled $145 million.
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
Issuance of long-term debt, net of financing costs, totaled $958 million in the six months ended June 30, 2016. U. S. Steel issued $980 million of 8.375% Senior Secured Notes due July 1, 2021. U. S. Steel received net proceeds from the offering of approximately $958 million after fees of approximately $22 million related to underwriting and third party expenses.
Repayment of long-term debt totaled $962 million in the six months ended June 30, 2016. During the six months ended June 30, 2016, U. S. Steel repurchased approximately $6 million of its 6.05% Senior Notes due 2017 through open market purchases and completed an optional redemption of the remaining aggregate principal amount of approximately $444 million. Also, during the six months ended June 30, 2016, U. S. Steel repurchased portions of our outstanding senior notes which included our 7.00% Senior Notes due 2018, 7.375% Senior Notes due 2020, and our 6.875% Senior Notes due 2021 for a total aggregate principal value of $512 million through a series of issuer tender offers and open market repurchases.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes U. S. Steel’s liquidity as of June 30, 2016:

(Dollars in millions)
	Cash and cash equivalents	$820
	Amount available under $1.5 Billion Credit Facility	1,313
	Amount available under USSK credit facilities	276
	Total estimated liquidity	$2,409

As of June 30, 2016, $199 million of the total cash and cash equivalents was held by our foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.
U. S. Steel maintains a $1.5 billion asset-backed revolving credit facility. As of June 30, 2016, there were no amounts drawn on the $1.5 billion credit facility agreement (Third Amended and Restated Credit Agreement). However, since the value of our inventory and trade accounts receivable less specified reserves calculated in accordance with the Third Amended and Restated Credit Agreement do not support the full amount of the facility at June 30, 2016, the amount available to the Company under this facility was reduced by $37 million. Additionally, U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Third Amended and Restated Credit Agreement is less than the greater of 10 percent of the total aggregate commitments and $150 million. Since availability was greater than $150 million, compliance with the fixed charge coverage ratio covenant was not applicable. Based on the most recent four quarters as of June 30, 2016, we would not meet this covenant. So long as we continue to not meet this covenant, the amount available to the Company under this facility is effectively reduced by $150 million. As a result, availability under the Third Amended and Restated Credit Agreement was $1,313 million as of June 30, 2016.
As of June 30, 2016, USSK had no borrowings under its €200 million (approximately $222 million) unsecured revolving credit facility (the USSK Credit Agreement). The USSK Credit Agreement contains certain USSK financial covenants as well as other customary terms and conditions. At June 30, 2016, USSK had full availability under the USSK Credit Agreement. The USSK Credit Agreement expires in July 2019.
USSK also has a €40 million unsecured revolving credit facility that expires in December 2018 and a €10 million unsecured credit facility that expires in December 2016. At June 30, 2016, USSK had no borrowings under its €40 million and €10 million unsecured credit facilities (collectively approximately $55 million) and the availability was approximately $54 million due to approximately $1 million of outstanding customs and other guarantees.

On May 10, 2016, U. S. Steel issued $980 million of 8.375% Senior Secured Notes due July 1, 2021 (2021 Senior Secured Notes). U. S. Steel received net proceeds from the offering of approximately $958 million after fees of approximately $22 million related to the underwriting and third party expenses. The net proceeds from the issuance of the 2021 Senior Secured Notes were used to repurchase portions of our outstanding senior notes (see Note 13 to the Consolidated Financial Statements, “Debt” for further details). Interest on the notes is payable semi-annually in arrears on January 1st and July 1st of each year commencing on January 1, 2017. The notes are secured by first-priority liens on substantially all of the tangible and intangible assets of the Company's Flat-Rolled segment, exclusive of the collateral required under the Third Amended and Restated Credit Agreement.

For the twelve months ended June 30, 2016, the Non-Guarantor Subsidiaries (as defined in the indenture governing the 2021 Senior Secured Notes), which as of June 30, 2016 consist principally of our tubular subsidiaries and our foreign subsidiaries, including USSK, represented approximately 31% of our net sales, 35% of our operating loss and 14% of our Adjusted EBITDA on a consolidated basis. As of June 30, 2016, the Non-Guarantor Subsidiaries represented 42% of our total assets and had $1.2 billion of total liabilities on a consolidated basis, including trade payables but excluding intercompany liabilities, all of which would be structurally senior to the 2021 Senior Secured Notes.
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

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $158 million of liquidity sources for financial assurance purposes as of June 30, 2016. Increases in certain of these commitments which use collateral are reflected in restricted cash on the Consolidated Statement of Cash Flows.
At June 30, 2016, in the event of a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,593 million as of June 30, 2016 (including the Senior Notes) may be declared due and payable; (b) the Third Amended and Restated Credit Agreement and USSK's €200 million revolving credit agreement may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield slab caster for $29 million or provide a cash collateralized letter of credit to secure the remaining obligation.
The maximum guarantees of the indebtedness and other obligations of unconsolidated entities of U. S. Steel totaled $4 million at June 30, 2016. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.
Our major cash requirements in 2016 are expected to be for capital expenditures, debt service, and operating costs, including purchases of raw materials. We finished the second quarter of 2016 with $820 million of cash and cash equivalents and $2.4 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.
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
Slovak Operations

USSK is subject to the environmental laws of Slovakia and the European Union (EU). An EU law commonly known as Registration, Evaluation, Authorization and Restriction of Chemicals, Regulation 1907/2006 (REACH) requires the registration of certain substances produced in or imported into the EU, and applying for authorization to continue use where replacement of certain substances is not possible or feasible. In some cases replacements for substances currently used in our operations will have to be implemented. We are also beginning the process of seeking authorization for continued use of these substances until viable alternatives can be proved and implemented. Suppliers in the EU have filed the Application for Authorization to be permitted to continue using hexavalent chromium substances, which also covers the use in our production processes, until suitable alternatives can be identified. The authorization will be for four years, after which time replacement substances must be employed. Efforts are ongoing to identify, test and prove the feasibility of replacement substances. Although USSK is currently compliant with REACH, efforts to remain compliant will require capital investment and will increase our operational costs. We cannot reliably estimate the potential cost of complying with these measures at this time. For further discussion of laws applicable in Slovakia and the EU and their impact on USSK, see Note 20 to the Consolidated Financial Statements, “Contingencies and Commitments - Environmental Matters, EU Environmental Requirements.”

A Memorandum of Understanding (MOU) was signed in March of 2013 between U. S. Steel and the government of Slovakia. The MOU outlines areas in which the government and U. S. Steel will work together to help create a more competitive environment and conditions for USSK. Incentives the government of Slovakia agreed to provide include potential participation in a renewable energy program that provides the opportunity to reduce electricity costs, as well as the potential for government grants and other support concerning investments in environmental control technology. Although there are many conditions and uncertainties regarding the grants, including matters controlled by the EU, the value of these incentives as stated in the MOU could be as much as €75 million (approximately $83 million). U. S. Steel also agreed to pay the government of Slovakia specified declining amounts should U. S. Steel sell USSK within five years of the date of the MOU. We continue to work closely with the government of Slovakia to monitor the progress of the respective commitments and to achieve the incentives described in the MOU.
Slovakia adopted a new waste code in March 2015 that became effective January 1, 2016. This legislation implements the EU Waste Framework Directive that strictly regulates waste disposal and encourages recycling, among other provisions, by increasing fees for waste disposed of in landfills, including privately owned landfills. This legislation will not have a material impact on USSK.

The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BAT) to reduce environmental impacts as well as compliance with BAT associated emission levels. This directive includes operational requirements for air emissions, wastewater discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Producers were required to be in compliance with the iron and steel BAT as of March 8, 2016, unless specific exceptions or extensions are granted by the Slovak environmental authority. The Company has updated operating permits for different facilities involved in producing iron and steel in accordance with the new BAT requirements. Through this process for some facilities, the Company has obtained some extensions from the 2016 compliance deadline in order to meet or exceed the BAT requirements. Compliance with stricter emission limits going beyond BAT requirements makes us eligible for EU funding support and prepares us for any further tightening of environmental protection standards. Our most recent broad estimate of likely capital expenditures for projects to comply with or go beyond the BAT requirements is approximately €140 million (approximately $155 million).

The EU has various programs under which funds are allocated to member states to implement broad public policies which are then awarded by the member states to public and private entities on a competitive basis. The funding intensity under these programs currently ranges from 55 percent of defined eligible costs on a project under the standard state scheme to 90 percent on a recently approved ad hoc scheme to improve the air quality in the Košice region of Slovakia. Based on our list of projects that comprise the approximately €140 million (approximately $155 million) of spending noted, we currently believe we will be eligible to receive up to €97 million (approximately $108 million) of incentive grants. This could potentially reduce our net cash expenditures to approximately €43 million (approximately $48 million). The actual amount of capital spending will be dependent upon, among other things, the actual amount of incentive grants received.

We also believe there will be increased operating costs associated with these projects, such as increased energy and maintenance costs. We are currently unable to reasonably estimate what the increase in operating costs will be as many projects are still in the development stage.

For further discussion of laws applicable in Slovakia and the EU and their impact on USSK, see Note 20 to the Consolidated Financial Statements, “Contingencies and Commitments - Environmental Matters, EU Environmental Requirements.”
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

United States - Air
The CAA imposes stringent limits on air emissions with a federally mandated operating permit program and civil and criminal enforcement sanctions. The CAA requires, among other things, the regulation of hazardous air pollutants through the development and promulgation of National Emission Standards for Hazardous Air Pollutants (NESHAP) and Maximum Achievable Control Technology (MACT) Standards. The EPA has developed various industry-specific MACT standards pursuant to this requirement. The CAA requires the EPA to promulgate regulations establishing emission standards for each category of Hazardous Air Pollutants. The EPA also must conduct risk assessments and technology reviews on each source category that is already subject to MACT standards and determine if additional standards are needed to reduce residual risks.
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
Additionally, the EPA is required, pursuant to the CAA, to conduct a risk and technology review of the Coke Pushing, Quenching, and Battery Stack MACT. To perform the risk technology review, EPA sent cokemaking facilities an Information Collection Request in April 2016. Since the EPA has yet to determine if any changes to these MACTs are required, the impact, if any, on U. S. Steel cannot be reasonably estimated at this time.
The CAA also requires the EPA to develop and implement National Ambient Air Quality Standards (NAAQS) for criteria pollutants, which include, among others, particulate matter (PM) - consisting of PM10 and PM2.5, lead, carbon monoxide, nitrogen dioxide, sulfur dioxide, and ozone. Sulfur dioxide (SO2) is the NAAQS criteria pollutant that will likely have the most significant impact on the Company.
In June 2010, the EPA significantly lowered the primary NAAQS for SO2 from 140 parts per billion (ppb) on a 24-hour basis to an hourly standard of 75 ppb. Based upon the 2009-2011 ambient air monitoring data, the EPA designated the areas in which Great Lakes Works and Mon Valley Works facilities are located as nonattainment with the 2010 SO2 NAAQS. The non-attainment designation will require the facilities to implement operational and/or capital requirements to demonstrate attainment with the 2010 standard. In addition, the EPA is evaluating the attainment status for all other areas in phases or "rounds" as required by a Consent Decree that the EPA entered into with the Sierra Club and the Natural Resources Defense Counsel in March 2015 pursuant to a lawsuit filed by the non-governmental organizations. U. S. Steel continues to work with the relevant regulatory agencies in completing the evaluation process as required by the Consent Decree. While U. S. Steel could face increased capital, operating and compliance costs, the operational and financial impact of the SO2 NAAQS cannot be reasonably estimated at this time.

In October 2015, U. S. EPA lowered the NAAQS for ozone from 75 ppb eight-hour average to 70 ppb eight-hour average. EPA intends to issue final area designations in October 2017 based upon 2014-2016 air quality data. In December 2015, several petitions for judicial review of the standard were filed in the U. S. Court of Appeals for the D.C. Circuit. Because the designations and any resulting State Implementation Plans have not been made, the impacts to U. S. Steel are not estimable at this time.

Environmental Remediation
In the United States, U. S. Steel has been identified as a potentially responsible party (PRP) at 9 sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) as of June 30, 2016. Of these, there are 3 sites related to U. S. Steel where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA but where sufficient information is not presently available to confirm the existence of liability or to make a reasonable estimate with respect to any potential liabilities. There are also 20 additional sites related to U. S. Steel where U. S. Steel may be liable for remediation costs under other environmental statues, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share thereof, is frequently dependent upon the outcome of ongoing investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as remediation obligations arise, charges in excess of those previously accrued may be required.
For further discussion of relevant environmental matters, see "Part II. Other information - Item 1. Legal Proceedings - Environmental Proceedings."
During the first six months of 2016, U. S. Steel recorded a net decrease of $9 million to our accrued balance for environmental matters for U.S. and international facilities. The total accrual for such liabilities at June 30, 2016 was $188 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in Note 14 to the Consolidated Financial Statements.
U. S. Steel is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Consolidated Financial Statements.
Other Relevant Matters
Apolo Tubulars

Apolo Tubulars S.A., an unconsolidated Brazilian joint venture of which the Company owns 50%, was the subject of a search of its premises on May 24, 2016, pursuant to the Brazilian investigation of the CEO of Apolo Tubulars S.A., who has since been suspended, and others. The former CEO was among those subsequently indicted by the Brazilian federal prosecutor on June 27, 2016 for corruption, money laundering and organized crime in connection with alleged payments to government officials in exchange for contracts with Petróleo Brasileiro S.A. (commonly known as “Petrobras”), Brazil’s state-run energy company. An interim CEO has been appointed. The prosecutor has not alleged any violations of law by, or initiated any investigation of, the Company or any of its employees. While there can be no assurance that the outcome of the prosecution of the joint venture’s former CEO will not have an adverse effect on the joint venture or result in an impairment of the Company's investment in the joint venture, it would not have a material impact on the Company as a whole.
OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any new material off-balance sheet arrangements during the second quarter of 2016.

OUTLOOK
The significant improvements we have made to our earnings power through our Carnegie Way transformation will become more apparent as market prices recover from the very low levels at the end of 2015. While we began to realize some benefit from recent price increases in the second quarter, we will see better average realized prices, primarily in our Flat-Rolled and European segments, in the second half of the year. The steel industry continues to face challenging conditions as a result of global overcapacity and unfair trade practices. We remain focused on improving our trade laws and their enforcement, and we are encouraged that final affirmative determinations in recent trade cases have been a catalyst for increasing steel prices. Our Carnegie Way journey continues to create improvements in our business model that will enable us to be profitable across the business cycle.

If market conditions, which include spot prices, customer demand, import volumes, supply chain inventories, rig counts and energy prices, remain at their current levels, we would expect:

•	2016 net earnings to be approximately $50 million, or $0.34 per share, and adjusted EBITDA to be approximately $850 million.

•	Results for our Flat-Rolled and European segments should each be higher than their 2015 results and results for our Tubular segment should be lower than their 2015 results.

•
To be cash positive for the year, including approximately $400 million of cash benefits from working capital improvements in 2016, primarily related to better inventory management, driven by improved sales and operations planning practices, helping to offset growing accounts receivables balances.

We believe market conditions will change, and as changes occur during the balance of 2016, our net earnings and adjusted EBITDA should change consistent with the pace and magnitude of changes in market conditions.

We expect improved results for Other Businesses, primarily from real estate, and approximately $60 million of post retirement benefit income.
Please refer to the Non-GAAP Financial Measures reconciliation below for a reconciliation of the Outlook net earnings to adjusted earnings (loss) before interest, income taxes, depreciation and amortization (EBITDA).

UNITED STATES STEEL CORPORATION
RECONCILIATION OF ANNUAL ADJUSTED EBITDA OUTLOOK

Year Ended
Dec. 31
(Dollars in millions)	2016
Reconciliation to Projected Annual Adjusted EBITDA Included in Outlook
Projected net earnings attributable to United States Steel Corporation included in Outlook	$50
Estimated income tax expense	30
Estimated net interest and other financial costs	265
Estimated depreciation, depletion and amortization	505

Projected annual adjusted EBITDA included in Outlook	$850

Adjusted EBITDA is a non-GAAP measure that excludes the effects of items such as restructuring charges, impairment charges and losses associated with U. S. Steel Canada. We present adjusted EBITDA to enhance the understanding of our ongoing operating performance and established trends affecting our core operations, particularly cash generating activity, by excluding the effects of items such as restructuring charges, impairment charges and losses associated with non-core operations that can obscure underlying trends. U. S. Steel’s management considers adjusted EBITDA useful to investors by facilitating a comparison of our operating performance to the operating performance of our competitors, many of which use adjusted EBITDA as an alternative measure of operating performance. Additionally, the presentation of adjusted EBITDA provides insight into management’s view and assessment of the Company’s ongoing operating performance, because management does not consider the adjusting items when evaluating the Company’s financial performance or in preparing the Company’s annual financial outlook. Adjusted EBITDA should not be considered a substitute for net earnings (loss) or other financial measures as computed in accordance with U.S. GAAP and is not necessarily comparable to similarly titled measures used by other companies.

INTERNATIONAL TRADE

U. S. Steel continues to lead the industry in efforts to address illegal dumping and subsidized imports that injure the economic health of our country, our Company and our workers.

On June 3, 2015, U. S. Steel filed antidumping (AD) and countervailing duty (CVD) cases against China, India, Italy, South Korea, and Taiwan for the import of unfairly traded corrosion-resistant steel. The U.S. Department of Commerce (DOC) imposed final countervailing duties against core imports from China, India, Italy, and South Korea. China, India, Italy, South Korea, and Taiwan also received dumping margins ranging from approximately 3 to 210 percent, which became final when the U.S. International Trade Commission (USITC) determined that the U.S. industry is materially injured by reason of these imports. U.S. Customs and Border Protection will enforce these decisions and collect AD and CVD duties thereon.

On July 28, 2015, U. S. Steel filed AD and CVD petitions charging that unfairly-traded imports of cold-rolled steel products from Brazil, China, India, Japan, South Korea, the Netherlands, Russia, and the United Kingdom are causing material injury to the domestic industry and that the foreign producers in Brazil, China, India, South Korea, and Russia benefit from numerous countervailable subsidies. On May 18, 2016, DOC announced its final determinations in the AD and CVD investigations against China and Japan. The USITC unanimously determined that the U.S. steel industry is materially injured by reason of imports of cold-rolled steel products from China and Japan. In late July, Commerce issued its final AD and CVD determinations for Brazil, India, South Korea, Russia, and the United Kingdom. Final countervailing duty margins range from approximately 1 percent to approximately 256 percent, whereas the final dumping margins range from approximately 1 percent to approximately 266 percent. The USITC must now issue its final injury determinations for Brazil, India, South Korea, Russia, and the United Kingdom.

On August 11, 2015, U. S. Steel filed AD and CVD petitions for the imposition of duties on hot-rolled coil from Australia, Brazil, Japan, South Korea, the Netherlands, Turkey, and the United Kingdom. On January 11, 2016, the DOC announced its affirmative preliminary determinations in the CVD investigation of imports of hot-rolled steel from Brazil, imposing duties of approximately 7 percent. In the AD investigations, DOC imposed preliminary AD duties ranging from approximately 4 to 49 percent against Australia, Brazil, Japan, Korea, Netherlands, Turkey, and the United Kingdom. The final USITC hearing is scheduled for August 4th. The final CVD and AD determinations are expected to be released in August 2016, unless the statutory deadline is extended.

As an industry leader in the fight for fair trade, U. S. Steel also launched an action under Section 337 of the Tariff Act of 1930 against ten of the eleven largest Chinese producers and their distributors. The complaint alleges three causes of action: 1) illegal conspiracy to fix prices and control output and export volumes; 2) the theft of trade secrets through industrial espionage, and 3) circumvention of duties by false labeling and transshipment. The relief sought is the exclusion of all carbon and alloy steel from China. On May 26, 2016 the USITC instituted an investigation on all three causes. In July 2016, Administrative Law Judge Sandra Lord is expected to set a target date for completing the investigation. The case is now in the discovery phase.

At present, U. S. Steel is also involved in several appeals filed with the Court of International Trade from the Oil Country Tubular Goods (OCTG) cases. In addition to defending on-going appeals, U. S. Steel, and other domestic producers, filed joint requests for administrative reviews in the several OCTG investigations. U. S. Steel continues to be actively engaged in relevant, pending sunset reviews before the USITC and the DOC.

In the EU, USSK is also participating in and cooperating with the EC dumping action concerning hot-rolled steel flat products from China, which was filed on December 23, 2015. On July 7, 2016, at the request of European steel producers, the EC opened a dumping investigation into the imports of hot-rolled coil from Russia, Ukraine, Serbia, Iran and Brazil.

USSK is also actively participating in the EC’s investigation concerning cold-rolled steel flat products from China and Russia. The EC instituted provisional measures against Chinese and Russian suppliers of cold-rolled steel at approximately16 and 26 percent, respectively. By August 2016, the EC will determine whether definitive measures will be imposed against China and Russia.

U. S. Steel continually assesses the impact of imports from foreign countries on our business, and continues to execute a broad, global strategy to enhance the means and manner in which it competes in the U.S. market and internationally. In an effort to mitigate the negative impact of unfairly traded foreign imports on our business, U. S. Steel has commenced substantive work with regional trade partners and organizations; outlined a robust engagement with the Administration to tackle global overcapacity. Across diverse platforms, U. S. Steel is leveraging its unique experience, knowledge, and reputation to forge alliances and partnerships to advance innovative structural changes to commercial and legal regimes to better position and support the U.S. steel industry in the 21st century and beyond.
NEW ACCOUNTING STANDARDS
See Note 2 to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in U. S. Steel's exposure to market risk from December 31, 2015.

Item 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2016. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION
SUPPLEMENTAL STATISTICS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
SEGMENT EARNINGS (LOSS) BEFORE INTEREST AND INCOME TAXES:
Flat-Rolled	$6	$(64)	$(182)	$(131)
U. S. Steel Europe	55	20	41	57
Tubular	(78)	(66)	(142)	(65)
Total reportable segments	(17)	(110)	(283)	(139)
Other Businesses	10	6	24	14
Items not allocated to segments:
Postretirement benefit expense	12	(14)	28	(27)
Other items not allocated to segments:
Loss on write-down of retained interest in USSC	—	(255)	—	(255)
Restructuring and other charges and adjustments	23	(19)	(2)	(19)
Loss on shutdown of coke production facilities	—	—	—	(153)
Total earnings (loss) before interest and income taxes	$28	$(392)	$(233)	$(579)
CAPITAL EXPENDITURES
Flat-Rolled (a)	$28	$56	$74	$124
U. S. Steel Europe	22	24	51	45
Tubular	18	24	70	40
Other Businesses	1	—	22	3
Total (b)	$69	$104	$217	$212
OPERATING STATISTICS
Average realized price: ($/net ton) (c)
Flat-Rolled	$642	$695	$625	$731
U. S. Steel Europe	485	533	472	532
Tubular	1,050	1,651	1,123	1,641
Steel Shipments:(c)(d)
Flat-Rolled	2,692	2,712	5,188	5,329
U. S. Steel Europe	1,125	1,091	2,129	2,355
Tubular	70	92	159	312
Raw Steel Production:(d)
Flat-Rolled	2,735	2,808	5,514	5,676
U. S. Steel Europe	1,258	1,200	2,410	2,483
Raw Steel Capability Utilization: (e)
Flat-Rolled	65%	58%	65%	59%
U. S. Steel Europe	101%	96%	97%	100%
(a) The prior period amount for the six months ended June 30, 2015 has been revised to correct a prior period error that resulted in decreased capital expenditures of $64 million. Without the correction, total capital expenditures for the six months ended June 30, 2105 would have been $276 million.
(b) Excludes the non-cash (decrease) increase in accrued capital expenditures of $(96) million and $46 million for the six months ended June 30, 2016, and 2015, respectively.
(c) Excludes intersegment transfers.
(d) Thousands of net tons.
(e) Based on annual raw steel production capability of 17.0 million net tons for Flat-Rolled and 5.0 million net tons for U. S. Steel Europe. Prior to the permanent shutdown of the blast furnace and associated steelmaking operations, along with most of the flat-rolled finishing operations at Fairfield Works late in the third quarter of 2015, annual raw steel production capability for Flat-Rolled was 19.4 million tons.
.

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

On April 26, 2016 the Company filed a complaint with the U.S. International Trade Commission to initiate an investigation under Section 337 of the Tariff Act of 1930, against ten of the eleven largest Chinese steel producers and their distributors seeking the exclusion of all unfairly traded Chinese steel products from the U.S. market.  The complaint alleges three causes of action: 1) illegal conspiracy to fix prices and control output and export volumes; 2) the theft of trade secrets through industrial espionage, and 3) circumvention of duties by false labeling and transshipment. This case is currently in the discovery/investigation phase.

ENVIRONMENTAL PROCEEDINGS

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of June 30, 2016, under federal and state environmental laws. Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

At June 30, 2016, U. S. Steel has received information requests or been identified as a PRP at a total of nine CERCLA sites, three of which liability has not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at the other six sites will be between $100,000 and $1 million for five of the sites, and over $5 million for one site as described below.

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

There has been no material change in the status of the project during the six months ended June 30, 2016. Additional study, investigation and oversight costs, and implementation of U. S. Steel's preferred remedial alternatives on the upland property and Estuary are currently estimated as of June 30, 2016 at approximately $48 million.

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

Gary Works

U. S. Steel has closed three hazardous waste disposal (HWD) sites located on plant property at Gary Works: HWD-5, HWD-2 and Hazardous Waste Treatment (HWT) Unit No. 2. Aside from HWT-2, which is complete, the other units are in post-closure monitoring. As of June 30, 2016, the accrued liability for retention of contractual guarantees at these sites was reduced to approximately $400,000.

On October 23, 1998, the EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measures Study (CMS) and Corrective Measure Implementation. While work continues on several items, there has been no material change in the status of the project during the six months ended June 30, 2016. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $30.6 million as of June 30, 2016, based on our current estimate of known remaining costs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). While preliminary approval of the conceptual CAMU design has been granted by the UDEQ, there has been no material change in the status of the project during the six months ended June 30, 2016. U. S. Steel has an accrued liability of approximately $63 million as of June 30, 2016, for our estimated share of the remaining costs of remediation.

USS-POSCO Industries (UPI)

A joint venture in Pittsburg, California between subsidiaries of U. S. Steel and POSCO, UPI's facilities were previously owned and operated solely by U. S. Steel which retains primary responsibility for the existing environmental conditions. The California Department of Toxic Substances Control (DTSC) recently approved U. S. Steel’s preferred remedial plan to address groundwater impacts from trichloroethylene at the facility. Remedy implementation began during the first quarter of 2016 and continued during the six months ended June 30, 2016. Evaluations continue for the remaining three SWMUs and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the DTSC. As such, there has been no material change in the status of the project during the six months ended June 30, of 2016. As of June 30, 2016, approximately $5 million has been accrued for ongoing environmental studies, investigations and remedy implementation. Significant additional costs associated with this site are possible and are referenced in Note 20 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, the EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM), with the approval of the EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. While work continues on different aspects of the program, there has been no material change in the status of the project during the six months ended June 30, 2016. In total, the accrued liability for remaining work under the Corrective Action Program, including the former Ensley facility, was approximately $177,000 at June 30, 2016. Significant additional costs associated with this site are possible and are referenced in Note 20 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairless Plant

In April, 1993, U. S. Steel entered into a consent order with the EPA pursuant to RCRA, under which U. S. Steel would perform Interim Measures (IM), an RFI and CMS at our Fairless Plant. A Phase I RFI Final Report was submitted in September of 1997. With EPA’s agreement, in lieu of conducting subsequent phases of the RFI and the CMS, U. S. Steel has been working through the Pennsylvania Department of Environmental Protection Act 2 Program to characterize and remediate facility parcels for redevelopment. While work continues on these items, there has been no material change in the status of the project during the six months ended June 30, 2016. As of June 30, 2016, the accrued liability to maintain the interim measures, and clear properties through the Act 2 process is approximately $275,000. Significant additional costs associated with this site are possible and are referenced in Note 20 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (OEPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Area of Contamination was submitted in March 2012. While work continues on the implementation of the Phase II RFI work plan that addresses additional soil investigations, site wide groundwater and the pipe mill lagoon, there has been no material change in the status of the project during the six months ended June 30, 2016. As of June 30, 2016, costs to complete additional projects are estimated to be approximately $67,000. Significant additional costs associated with this site are possible and are referenced in Note 20 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Joliet Works

The 50-acre parcel at the former Joliet Works is enrolled in the Illinois Environmental Protection Agency’s (IEPA) voluntary Site Remediation Program. The Program requires investigation and establishment of cleanup objectives followed by submission/approval of a Remedial Action Plan (RAP) to meet those objectives. The 50-acre parcel was divided into four (4) subareas with remedial activities completed in 2015 for three (3) subareas. While work continues to define the requirements for further investigation of the remaining parcel, there has been no material change in the status of the project during the six months ended June 30, 2016. U. S. Steel has an accrued liability of $313,000 as of June 30, 2016. Significant additional costs associated with this site are possible and are referenced in Note 20 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Cherryvale (KS) Zinc

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation was essentially completed in 2007 and U. S. Steel and SSB continue to work with KDHE to address the remaining issues. The Consent Order was amended on May 3, 2013, to investigate potential contamination beyond the boundary of the former zinc smelting operation. On September 15, 2015, the Consent Order was further amended for an early soil removal action at certain properties in Cherryvale. While work continues on investigations beyond the former operations area, there has been no material change in the status of the project during the six months ended June 30, 2016. As of June 30, 2016, an accrual of approximately $302,000 remains available for addressing these outstanding issues.

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

Great Lakes Works received Violation Notices from MDEQ relating to isolated BOP opacity exceedances which allegedly occurred from 2014 through 2016. In addition, MDEQ alleges that U. S. Steel failed to operate in a manner consistent with its operating and maintenance plans. U. S. Steel responded to the notices and continues to discuss resolution of the matter with MDEQ.

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

EPA Region V Federal Lawsuit

On August 1, 2012, the EPA, joined by the States of Illinois, Indiana and Michigan, initiated an action in the Northern District of Indiana alleging various air regulatory violations at Gary Works, Granite City Works, and Great Lakes Works. For more information on this action, see Note 20 to the Consolidated Financial Statements “Contingencies and Commitments - EPA Region V Federal Lawsuit.”
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
ASBESTOS LITIGATION
As of June 30, 2016, U. S. Steel was a defendant in approximately 805 active cases involving approximately 3,300 plaintiffs. The vast majority of these cases involve multiple defendants. At December 31, 2015, U. S. Steel was a defendant in approximately 820 active cases involving approximately 3,315 plaintiffs. About 2,500, or approximately 76 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the six months ended June 30, 2016, settlements and other dispositions resolved approximately 145 cases, and new case filings added approximately 130 cases. During 2015, settlements and other dispositions resolved approximately 415 cases, and new case filings added approximately 275 cases.
The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2013	3,330	250	240	3,320
December 31, 2014	3,320	190	325	3,455
December 31, 2015	3,455	415	275	3,315
June 30, 2016	3,315	145	130	3,300
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

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

3.1	Certificate of Amendment to Restated Certificate of Incorporation of United States Steel Corporation, dated April 26, 2016.

10.1	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement - Retention Grant Form

10.2	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement - Annual Grant Form

10.3	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan - Stock Option Grant Form

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
July 27, 2016
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.