Form 10-Q
period 2016-09-30
UNITED STATES STEEL CORP
filed 2016-11-02
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
Yes     No ✓
Common stock outstanding at October 27, 2016 – 172,459,063 shares

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

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2016	2015	2016	2015
Net sales:
Net sales	$2,370	$2,446	$6,716	$7,901
Net sales to related parties (Note 18)	316	384	895	1,101
Total	2,686	2,830	7,611	9,002
Operating expenses (income):
Cost of sales (excludes items shown below)	2,360	2,654	7,193	8,512
Selling, general and administrative expenses	73	99	206	308
Depreciation, depletion and amortization	126	136	384	418
Earnings from investees	(18)	(6)	(91)	(29)
Impairment of intangible assets (Note 5)	14	—	14	—
Losses associated with U. S. Steel Canada Inc. (Note 21)	—	16	—	271
Restructuring and other charges (Note 19)	(3)	103	1	275
Net loss (gain) on disposal of assets	3	(1)	6	(2)
Other income, net	(1)	(1)	(1)	(2)
Total	2,554	3,000	7,712	9,751
Earnings (loss) before interest and income taxes	132	(170)	(101)	(749)
Interest expense	58	56	173	160
Interest income	(2)	(2)	(5)	(2)
Loss on debt extinguishment	—	—	22	—
Other financial (income) costs	6	(1)	18	12
Net interest and other financial costs (Note 7)	62	53	208	170
Earnings (loss) before income taxes	70	(223)	(309)	(919)
Income tax provision (benefit) (Note 9)	19	(50)	26	(410)
Net earnings (loss)	51	(173)	(335)	(509)
Less: Net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings (loss) attributable to United States Steel Corporation	$51	$(173)	$(335)	$(509)
Earnings (loss) per common share (Note 10):
Earnings (loss) per share attributable to United States Steel Corporation stockholders:
-Basic	$0.32	$(1.18)	$(2.22)	$(3.49)
-Diluted	$0.32	$(1.18)	$(2.22)	$(3.49)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Net earnings (loss)	$51	$(173)	$(335)	$(509)
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	10	(5)	41	(83)
Changes in pension and other employee benefit accounts	48	(131)	(134)	(44)
Changes in unrecognized (losses) gains on other	(4)	—	17	—
Total other comprehensive income (loss), net of tax	54	(136)	(76)	(127)
Comprehensive income (loss) including noncontrolling interest	105	(309)	(411)	(636)
Comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive income (loss) attributable to United States Steel Corporation	$105	$(309)	$(411)	$(636)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,445	$755
Receivables, less allowance of $26 and $28	1,014	864
Receivables from related parties, less allowance of $270 and $254 (Note 18)	182	199
Inventories (Note 11)	1,742	2,074
Other current assets	28	25
Total current assets	4,411	3,917
Property, plant and equipment	14,453	14,253
Less accumulated depreciation and depletion	10,235	9,842
Total property, plant and equipment, net	4,218	4,411
Investments and long-term receivables, less allowance of $7 and $7	538	540
Long-term receivables from related parties, less allowance of $1,624 and $1,446 (Note 18)	—	—
Intangibles – net (Note 5)	177	196
Deferred income tax benefits (Note 9)	6	15
Other noncurrent assets	117	88
Total assets	$9,467	$9,167
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$1,566	$1,412
Accounts payable to related parties (Note 18)	89	81
Payroll and benefits payable	464	462
Accrued taxes	108	99
Accrued interest	78	49
Current portion of long-term debt (Note 13)	92	45
Total current liabilities	2,397	2,148
Long-term debt, less unamortized discount and debt issuance costs (Note 13)	2,988	3,093
Employee benefits	1,097	1,101
Deferred income tax liabilities (Note 9)	28	29
Deferred credits and other noncurrent liabilities	355	359
Total liabilities	6,865	6,730
Contingencies and commitments (Note 20)
Stockholders’ Equity (Note 16):
Common stock (176,424,554 shares and 150,925,911 shares issued) (Notes 10 and 22)	176	151
Treasury stock, at cost (3,966,770 and 4,644,867 shares)	(277)	(339)
Additional paid-in capital	4,092	3,603
(Accumulated deficit) retained earnings	(145)	190
Accumulated other comprehensive loss (Note 17)	(1,245)	(1,169)
Total United States Steel Corporation stockholders’ equity	2,601	2,436
Noncontrolling interests	1	1
Total liabilities and stockholders’ equity	$9,467	$9,167

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2016	2015
Increase (decrease) in cash and cash equivalents
Operating activities:
Net loss	$(335)	$(509)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	384	418
Impairment of intangible assets (Note 5)	14	—
Losses associated with U. S. Steel Canada Inc. (Note 21)	—	271
Restructuring and other charges (Note 19)	1	275
Provision for doubtful accounts	—	(13)
Pensions and other postretirement benefits	(38)	(33)
Deferred income taxes	9	(385)
Net loss (gain) on disposal of assets	6	(2)
Distributions received, net of equity investees earnings	(86)	(26)
Changes in:
Current receivables	(127)	529
Inventories	339	38
Current accounts payable and accrued expenses	279	(261)
Income taxes receivable/payable	14	7
Bank checks outstanding	15	8
All other, net	102	(64)
Net cash provided by operating activities	577	253
Investing activities:
Capital expenditures	(268)	(354)
Acquisitions (Note 4)	—	(25)
Disposal of assets	6	2
Change in restricted cash, net	(3)	8
Investments, net	(17)	(2)
Net cash used in investing activities	(282)	(371)
Financing activities:
Issuance of long-term debt, net of financing costs	958	—
Repayment of long-term debt	(1,019)	(18)
Settlement of contingent consideration	(15)	—
Net proceeds from public offering of common stock (Note 22)	482	—
Receipts from exercise of stock options	4	1
Dividends paid	(22)	(22)
Net cash provided by (used in) financing activities	388	(39)
Effect of exchange rate changes on cash	7	(32)
Net increase (decrease) in cash and cash equivalents	690	(189)
Cash and cash equivalents at beginning of year	755	1,354
Cash and cash equivalents at end of period	$1,445	$1,165

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
Revision of Prior Period Financial Statements
During 2015, the Company identified a prior period error related to the classification of unpaid capital expenditures in the Consolidated Statements of Cash Flows that impacted the quarterly interim financial statements in 2015. As a result, the Consolidated Statement of Cash Flows for the the nine months ended September 30, 2015 has been revised to reflect a decrease in cash provided by operating activities and a decrease in cash used in investing activities of $55 million. The Company has concluded the impact of this error was not material to the previously filed financial statements.
2.    New Accounting Standards
On August 26, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows by addressing eight specific cash receipt and cash payment issues. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. U. S. Steel is evaluating the financial statement implications of adopting ASU 2016-15.
On March 30, 2016, the FASB issued Accounting Standards Update 2016-09, Compensation - Stock Compensation (ASU 2016-09). ASU 2016-09 simplifies the accounting and reporting of certain aspects of share-based payment transactions, including income tax treatment of excess tax benefits, forfeitures, classification of share-based awards as either equity or liabilities, and classification in the statement of cash flows for certain share-based transactions related to tax benefits and tax payments. ASU 2016-09 is effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods; early adoption is permitted. U. S. Steel is evaluating the financial statement implications of adopting ASU 2016-09, but does not expect a material financial statement impact relating to the adoption of this ASU.
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

On July 22, 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11). ASU 2015-11 requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. ASU 2015-11 will not apply to inventories that are measured using either the last-in, first-out (LIFO) method or the retail inventory method. ASU 2015-11 is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years; early application is permitted. U. S. Steel does not expect a material financial statement impact relating to the adoption of this ASU.
On April 7, 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 changes the presentation of debt issuance costs in financial statements and requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. An entity is required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. On August 16, 2015, the FASB issued ASU 2015-15 to clarify the SEC staff's position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. Effective January 1, 2016, U. S. Steel retroactively adopted ASU 2015-03. As a result, debt issuance costs which were a component of other non-current assets in the Consolidated Balance Sheets were reclassified and are now reflected as a reduction of long-term debt. As of September 30, 2016 and December 31, 2015, other non-current assets and long-term debt in the Consolidated Balance Sheets decreased by approximately $37 million and $23 million, respectively.
On August 27, 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. Currently, there is no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 is effective for all entities for interim and annual periods beginning after December 15, 2016; early application is permitted. U. S. Steel does not expect a material financial statement impact relating to the adoption of this ASU.
On May 28, 2014, the FASB and the International Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016; early application is not permitted. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date (ASU 2015-14). ASU 2015-14 defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and only permits entities to adopt the standard one year earlier as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. U. S. Steel is evaluating the financial statement implications of adopting ASU 2014-09, but does not expect a material financial statement impact relating to the adoption of this ASU.
3.    Segment Information
U. S. Steel has three reportable segments: Flat-Rolled Products (Flat-Rolled), U. S. Steel Europe (USSE), and Tubular Products (Tubular). The results of our railroad and real estate businesses that do not constitute reportable segments are combined and disclosed in the Other Businesses category.
Effective January 1, 2015, the Flat-Rolled segment was realigned to better serve customer needs through the creation of five commercial entities to specifically address customers in the automotive, consumer (which includes the packaging, appliance and construction industries), industrial, service center and mining market sectors. Beginning January 1, 2016, the Flat-Rolled segment was further streamlined and consolidated to consist of three commercial entities: automotive, consumer and the combined industrial, service center and mining commercial entities. These realignments did not affect the Company's reportable segments.

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
The results of segment operations for three months ended September 30, 2016 and 2015 are:

(In millions) Three Months Ended September 30, 2016	Customer Sales	Intersegment Sales	Net Sales	Earnings (Loss) from Investees	Earnings (Loss) Before Interest and Income Taxes
Flat-Rolled	$1,986	$—	$1,986	$18	$114
USSE	575	1	576	—	81
Tubular	114	—	114	1	(75)
Total reportable segments	2,675	1	2,676	19	120
Other Businesses	11	27	38	(1)	18
Reconciling Items and Eliminations	—	(28)	(28)	—	(6)
Total	$2,686	$—	$2,686	$18	$132

Three Months Ended September 30, 2015
Flat-Rolled	$2,070	$72	$2,142	$4	$(18)
USSE	546	1	547	—	18
Tubular	199	—	199	2	(50)
Total reportable segments	2,815	73	2,888	6	(50)
Other Businesses	15	28	43	—	10
Reconciling Items and Eliminations	—	(101)	(101)	—	(130)
Total	$2,830	$—	$2,830	$6	$(170)

The results of segment operations for the nine months ended September 30, 2016 and 2015 are:

(In millions) Nine Months Ended September 30, 2016	Customer Sales	Intersegment Sales	Net Sales	Earnings (Loss) from Investees	Earnings (Loss) Before Interest and Income Taxes
Flat-Rolled	$5,643	$16	$5,659	$88	$(68)
USSE	1,616	2	1,618	—	122
Tubular	303	2	305	5	(217)
Total reportable segments	7,562	20	7,582	93	(163)
Other Businesses	49	80	129	(2)	42
Reconciling Items and Eliminations	—	(100)	(100)	—	20
Total	$7,611	$—	$7,611	$91	$(101)

Nine Months Ended September 30, 2015
Flat-Rolled	$6,388	$245	$6,633	$26	$(149)
USSE	1,837	2	1,839	—	75
Tubular	730	—	730	6	(115)
Total reportable segments	8,955	247	9,202	32	(189)
Other Businesses	47	81	128	(3)	24
Reconciling Items and Eliminations	—	(328)	(328)	—	(584)
Total	$9,002	$—	$9,002	$29	$(749)
The following is a schedule of reconciling items to Earnings (Loss) Before Interest and Income Taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Items not allocated to segments:
Postretirement benefit (expense) (a)	$8	$(11)	$36	$(38)
Other items not allocated to segments:
Impairment of intangible assets	(14)	—	(14)	—
Loss on shutdown of Fairfield flat-rolled operations (b)(d)	—	(91)	—	(91)
Losses associated with U. S. Steel Canada Inc. (Note 21)	—	(16)	—	(271)
Restructuring and other charges and adjustments (c)	—	(12)	(2)	(31)
Loss on shutdown of coke production facilities (d)	—	—	—	(153)
Total other items not allocated to segments	(14)	(119)	(16)	(546)
Total reconciling items	$(6)	$(130)	$20	$(584)

(a) Consists of the net periodic benefit cost elements, other than service cost and amortization of prior service cost for active employees, associated with our defined pension, retiree health care and life insurance benefit plans.
(b) Fairfield Flat-Rolled Operations include the blast furnace and associated steelmaking operations, along with most of the flat-rolled finishing operations at Fairfield Works. The slab and rounds casters and the #5 coating line continue to operate.
(c) For the three months ended September 30, 2016, there were no restructuring and other charges and adjustment items not allocated to the Company's reportable segments. For the nine months ended September 30, 2016, approximately $(2) million is included in Cost of sales and approximately $4 million is included in the Restructuring and other charges in the Consolidated Statement of Operations. See Note 19 to the Consolidated Financial Statements.
(d) Included in Restructuring and other charges on the Consolidated Statement of Operations. See Note 19 to the Consolidated Financial Statements.

4.    Acquisition

On May 29, 2015, the Company purchased the 50 percent joint venture interest in Double Eagle Steel Coating Company (DESCO) that it did not previously own for $25 million. DESCO's electrolytic galvanizing line (EGL) has become part of the larger operational footprint of U. S. Steel's Great Lakes Works within the Flat-Rolled segment. The EGL is increasing our ability to provide industry leading advanced high strength steels, including Generation 3 grades under development, as well as to provide high quality exposed steel for automotive body and closure applications. The Company's previously held 50 percent equity interest of $3 million was recorded at fair market value resulting in a net gain of approximately $3 million which has been recognized in the earnings from investees line in the consolidated statement of operations. Goodwill of approximately $3 million was recognized and is included as a component of other noncurrent assets in the Company's Consolidated Balance Sheet. The fair value of the DESCO acquisition was measured using both cost and market approaches, Level 2 inputs, in accordance with ASC No. 820, Fair Value Measurement. Transaction costs associated with the acquisition were insignificant. The amount of revenue recognized in the consolidated statement of operations as a result of the acquisition was not significant for the periods presented.
5.     Intangible Assets
Intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of September 30, 2016			As of December 31, 2015
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22-23 Years	$132	$57	$75	$132	$52	$80
Other	2-20 Years	17	9	8	17	8	9
Total amortizable intangible assets		$149	$66	$83	$149	$60	$89
The carrying amount of acquired water rights and patents with indefinite lives as of September 30, 2016 totaled $75 million and $19 million and as of December 31, 2015 totaled $75 million and $33 million, respectively. The water rights and patents are tested for impairment annually in the third quarter, or whenever events or circumstances indicate the carrying value may not be recoverable. U. S. Steel performed a quantitative impairment evaluation of its indefinite-lived intangible assets, which includes its water rights and in-process research and development patents, during the third quarter of 2016. Based on the results of the evaluation, the water rights were not impaired; however, the estimated fair value of the patents had decreased below their carrying value. As a result, an impairment charge of approximately $14 million was recorded during the three months ended September 30, 2016. Key assumptions used in the discounted cash flow analysis for the evaluation of the patents consisted of a combination of Level 2 and Level 3 inputs, which included future cash flow projections, a royalty rate of 5% and a discount rate of 17%.
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

Amortization expense was $2 million for both of the three month periods ended September 30, 2016 and 2015, respectively, and $6 million for both of the nine month periods ended September 30, 2016 and 2015, respectively. The estimated future amortization expense of identifiable intangible assets during the next five years is $2 million for the remaining portion of 2016 and $7 million each year from 2017 to 2020.
6.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost (income) for the three months ended September 30, 2016 and 2015:

	Pension Benefits			Other Benefits
(In millions)	2016	2015		2016	2015
Service cost	$14	$25		$5	$5
Interest cost	64	66		25	24
Expected return on plan assets	(106)	(109)		(38)	(38)
Amortization of prior service cost	2	4		6	(2)
Amortization of actuarial net loss	33	60		1	2
Net periodic benefit cost (income), excluding below	7	46		(1)	(9)
Multiemployer plans	16	17		—	—
Settlement, termination and curtailment losses	10	24	(a)	—	(4)	(a)
Net periodic benefit cost (income)	$33	$87		$(1)	$(13)
(a) Includes approximately $20 million of pension and other benefits that were reclassified to Restructuring and other charges on the Consolidated Statements of Operations.
The following table reflects the components of net periodic benefit cost (income) for the nine months ended September 30, 2016 and 2015:

	Pension Benefits			Other Benefits
(In millions)	2016	2015		2016	2015
Service cost	$40	$78		$15	$16
Interest cost	194	197		74	73
Expected return on plan assets	(316)	(330)		(113)	(115)
Amortization of prior service cost	8	13		19	(5)
Amortization of actuarial net loss	97	188		2	5
Net periodic benefit cost (income), excluding below	23	146		(3)	(26)
Multiemployer plans	48	51		—	—
Settlement, termination and curtailment losses	13	29	(a)	—	(4)	(a)
Net periodic benefit cost (income)	$84	$226		$(3)	$(30)
(a) Includes approximately $20 million of pension and other benefits that were reclassified to Restructuring and other charges on the Consolidated Statements of Operations.
Settlements
During the first nine months of 2016, the non-qualified pension plan incurred settlement charges of approximately $13 million due to lump sum payments for certain individuals. For 2015, the non-qualified pension plan and the other benefits plan incurred settlement and curtailment charges of $25 million primarily due to lump sum payments for certain individuals and pension curtailment charges associated with the shutdown of the blast furnace and associated steelmaking operations, along with most of the flat-rolled finishing operations at Fairfield Works (Fairfield Flat-Rolled Operations).

Employer Contributions
On August 1, 2016, the Company made a voluntary contribution of 3,763,643 shares of common stock (the shares), par value of $1.00 per share, to the U. S. Steel Retirement Plan Trust, which is the funding vehicle for the Company’s main defined benefit pension plan. The shares were valued by an independent valuation firm for purposes of the contribution at $26.57 per share, or approximately $100 million in the aggregate, which was the closing price of the Company’s common stock on August 1, 2016.

During the first nine months of 2016, U. S. Steel made cash payments of $47 million to the Steelworkers’ Pension Trust and $25 million of pension payments not funded by trusts.
During the first nine months of 2016, cash payments of $47 million were made for other postretirement benefit payments not funded by trusts.
Company contributions to defined contribution plans totaled $10 million and $10 million in the three months ended September 30, 2016 and 2015, respectively. Company contributions to defined contribution plans totaled $32 million and $31 million for the nine months ended September 30, 2016 and 2015, respectively.

Non-retirement postemployment benefits
U. S. Steel incurred costs of approximately $9 million and $7 million for the three and nine months ended September 30, 2016, respectively, compared to costs of $4 million and $44 million for the three and nine months ended September 30, 2015, respectively, related to employee costs for supplemental unemployment benefits and the continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others. Payments for these benefits during the three and nine months ended September 30, 2016 were $19 million and $58 million, respectively. Payments for these benefits during the three and nine months ended September 30, 2015 were $10 million and $25 million, respectively.

Pension Funding
In November 2015, pension stabilization legislation further extended a revised interest rate formula to be used to measure defined benefit pension obligations for calculating minimum annual contributions. The new interest rate formula results in higher interest rates for minimum funding calculations as compared to prior law over the next few years, which will improve the funded status of our main defined benefit pension plan and reduce minimum required contributions. The Company estimates there will be no minimum required contribution to the main pension plan in 2016 or 2017.
7.    Net Interest and Other Financial Costs
Net interest and other financial costs includes interest expense (net of capitalized interest), interest income, financing costs, derivatives gains and losses and foreign currency remeasurement gains and losses. Foreign currency gains and losses are primarily a result of foreign currency denominated assets and liabilities that require remeasurement and the impacts of euro-U.S. dollar derivatives activity. During the three months ended September 30, 2016 and 2015, net foreign currency losses of $1 million and gains of $6 million respectively, were recorded in other financial costs. During the nine months ended September 30, 2016 and 2015, net foreign currency losses of $2 million and gains of $10 million respectively, were recorded in other financial costs. Additionally, during the nine months ended September 30, 2016, there was a loss on debt extinguishment recognized of $22 million.
See Note 12 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure. See Note 13 for further details on U. S. Steel's redemption of its senior debt.

8.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee) under the 2005 Stock Incentive Plan (the 2005 Plan) and the 2016 Omnibus Incentive Compensation Plan (the Omnibus Plan), which is more fully described in Note 14 of the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and the 2016 Proxy Statement, respectively. On April 26, 2016, the Company's stockholders approved the Omnibus Plan and authorized the Company to issue up to 7,200,000 shares of U. S. Steel common stock under the Omnibus Plan. While the awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of September 30, 2016, there were 5,131,175 shares available for future grants under the Omnibus Plan.

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

	2016		2015
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Stock Options	1,333,210	$6.24	1,638,540	$10.02
Restricted Stock Units	1,117,495	$14.27	800,500	$24.64
TSR Performance Awards (c)	308,130	$10.02	273,560	$24.95
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted-average for all grants during the period.
(c) The number of performance awards shown represents the target value of the award.

U. S. Steel recognized pretax stock-based compensation expense in the amount of $5 million and $8 million in the three month periods ended September 30, 2016 and 2015, respectively, and $16 million and $31 million in the first nine months of 2016 and 2015, respectively.

As of September 30, 2016, total future compensation expense related to nonvested stock-based compensation arrangements was $31 million, and the weighted average period over which this expense is expected to be recognized is approximately 1 year.

Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The stock options vest ratably over a three-year service period and have a term of ten years.

Black-Scholes Assumptions(a)	2016 Grants	2015 Grants
Grant date price per share of option award	$14.78	$24.74
Exercise price per share of option award	$14.78	$24.74
Expected annual dividends per share, at grant date	$0.20	$0.20
Expected life in years	5	5
Expected volatility	53%	47%
Risk-free interest rate	1.463%	1.639%
Grant date fair value per share of unvested option awards as calculated from above	$6.24	$10.02
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

9.    Income Taxes
Tax provision
For the nine months ended September 30, 2016 and 2015, we recorded a tax provision of $26 million on our pretax loss of $309 million and a tax benefit of $410 million on our pretax loss of $919 million, respectively. Due to the full valuation allowance on our domestic deferred tax assets in 2016, the tax provision does not reflect any benefit for domestic pretax losses. For 2015, the tax provision reflects a benefit for percentage depletion in excess of cost depletion for iron ore that we produce and consume or sell. Included in the tax provision is a net benefit of $31 million relating to the adjustment of certain tax reserves in the first nine months of 2015.

The tax provision for the first nine months of 2016 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. Due to the full valuation allowance on our domestic deferred tax assets, the tax provision does not reflect any benefit for domestic pretax losses.
During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2016 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2016 could be materially different from the forecasted amount used to estimate the tax provision for the nine months ended September 30, 2016.
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

At September 30, 2016, U. S. Steel reviewed all available positive and negative evidence and determined that it is more likely than not that all of its net domestic deferred tax assets may not be realized. As a result, an incremental valuation allowance of $32 million was recorded against the increase in the net domestic deferred tax asset (excluding a deferred tax liability related to an asset with an indefinite life).

U. S. Steel will continue to monitor the realizability of its deferred tax assets on a quarterly basis. In the future, if we determine that realization is more likely than not for deferred tax assets with a valuation allowance, the related valuation allowance will be reduced, and we will record a non-cash benefit to earnings.
Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in Accounting Standards Codification (ASC) Topic 740 on income taxes. The total amount of gross unrecognized tax benefits was $74 million at both September 30, 2016 and December 31, 2015. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $10 million as of September 30, 2016 and $12 million as of December 31, 2015.
U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Consolidated Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of September 30, 2016 and December 31, 2015, U. S. Steel had accrued liabilities of $5 million and $1 million, respectively, for interest and penalties related to uncertain tax positions.
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
The computations for basic and diluted earnings (loss) per common share from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2016	2015	2016	2015
Earnings (loss) attributable to United States Steel Corporation stockholders	$51	$(173)	$(335)	$(509)
Weighted-average shares outstanding (in thousands):
Basic	160,513	146,324	151,199	146,008
Effect of stock options, restricted stock units and performance awards	1,187	—	—	—
Adjusted weighted-average shares outstanding, diluted	161,700	146,324	151,199	146,008
Basic earnings (loss) per common share	$0.32	$(1.18)	$(2.22)	$(3.49)
Diluted earnings (loss) per common share	$0.32	$(1.18)	$(2.22)	$(3.49)
The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Securities granted under the 2005 Stock Incentive Plan, as amended and the Omnibus Plan	4,613	8,623	9,568	8,623

Dividends Paid Per Share
The dividend for each of the first three quarters of 2016 and 2015 was five cents per common share.
11.    Inventories
Inventories are carried at the lower of cost or market. The first-in, first-out method is the predominant method of inventory costing in Europe. The last-in, first-out (LIFO) method is the predominant method of inventory costing in the United States. At September 30, 2016 and December 31, 2015, the LIFO method accounted for 77 percent and 80 percent of total inventory values, respectively.

(In millions)	September 30, 2016	December 31, 2015
Raw materials	$450	$766
Semi-finished products	813	841
Finished products	415	392
Supplies and sundry items	64	75
Total	$1,742	$2,074
Current acquisition costs were estimated to exceed the above inventory values by $486 million at September 30, 2016 and $900 million at December 31, 2015. As a result of the liquidation of LIFO inventories, cost of sales decreased and earnings (loss) before interest and income taxes increased by $21 million in the three months ended September 30, 2016. As a result of the liquidation of LIFO inventories, cost of sales increased and earnings (loss) before interest and income taxes decreased by $54 million in the nine months ended September 30, 2016. As a result of the liquidation of LIFO inventories, cost of sales decreased and earnings (loss) before interest and income taxes increased by $9 million and $6 million in the three and nine months ended September 30, 2015, respectively.

Inventory includes $54 million and $64 million of property held for residential or commercial development as of September 30, 2016 and December 31, 2015, respectively.
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
As of September 30, 2016, U. S. Steel held euro forward sales contracts with a total notional value of approximately $189 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.
Additionally, U. S. Steel uses fixed-price forward physical purchase contracts to partially manage our exposure to price risk related to the purchases of natural gas and certain nonferrous metals used in the production process. During 2016 and 2015, the forward physical purchase contracts for natural gas and nonferrous metals qualified for the normal purchases and normal sales exemption described in ASC Topic 815, Derivatives and Hedging and were not subject to mark-to-market accounting.
The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel's consolidated financial statements as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015:

		Fair Value	Fair Value
(In millions)	Balance Sheet Location	September 30, 2016	December 31, 2015
Foreign exchange forward contracts	Accounts receivable	$1	$4
Foreign exchange forward contracts	Accounts payable	$1	$1

(In millions)	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
		Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Foreign exchange forward contracts	Other financial income/ costs	$—	$(4)

(In millions)	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
		Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Foreign exchange forward contracts	Other financial income/ costs	$—	$32
In accordance with the guidance found in ASC Topic 820, Fair Value Measurement, the fair value of our euro forward sales contracts was determined using Level 2 inputs, which are defined as "significant other observable" inputs. The inputs used are from market sources that aggregate data based upon market transactions.

13.    Debt

(In millions)	Interest Rates %	Maturity	September 30, 2016	December 31, 2015
2037 Senior Notes	6.65	2037	$350	$350
2022 Senior Notes	7.50	2022	400	400
2021 Senior Notes	6.875	2021	200	275
2021 Senior Secured Notes	8.375	2021	980	—
2020 Senior Notes	7.375	2020	439	600
2018 Senior Notes	7.00	2018	161	500
2017 Senior Notes	6.05	2017	—	450
Environmental Revenue Bonds	5.50 - 6.88	2016 - 2042	490	490
Recovery Zone Facility Bonds	6.75	2040	70	70
Fairfield Caster Lease		2022	29	30
Other capital leases and all other obligations		2019	1	1
Third Amended and Restated Credit Agreement	Variable	2020	—	—
USSK Revolver	Variable	2019	—	—
USSK credit facilities	Variable	2016 - 2018	—	—
Total Debt			3,120	3,166
Less unamortized discount and debt issuance costs			40	28
Less short-term debt and long-term debt due within one year			92	45
Long-term debt			$2,988	$3,093
To the extent not otherwise discussed below, information concerning the Senior Notes and other listed obligations can be found in Note 16 of the audited financial statements in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Senior Note Repurchases and Redemption
During the three months ended September 30, 2016, the Company repurchased approximately $11 million of its 7.375% Senior Notes due 2020 for 99.25 percent of par and approximately $51 million of its 6.875% Senior Notes due 2021 at an average rate of 97.63 percent of par through a series of open market purchases.

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

During the three months ended March 31, 2016, the Company repurchased approximately $6 million of its 6.05% Senior Notes due 2017 at an average rate of 92.31 percent and approximately $13 million of its 7.00% Senior Notes due 2018 at an average rate of 87.96 percent through a series of open market purchases.

2021 Senior Secured Notes
On May 10, 2016, U. S. Steel issued $980 million of 8.375% Senior Secured Notes due July 1, 2021 (2021 Senior Secured Notes) in a 144A private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). U. S. Steel received net proceeds from the offering of approximately $958 million after fees of approximately $22 million related to underwriting and third party expenses. The net proceeds from the issuance of the 2021 Senior Secured Notes were used to redeem and repurchase portions of our outstanding senior notes as discussed above. Interest on the notes is payable semi-annually in arrears on January 1st and July 1st of each year commencing on January 1, 2017. The notes are secured by first-priority liens on substantially all of the tangible and intangible assets of the Company's domestic flat-rolled facilities, exclusive of the collateral required under the Third Amended and Restated Credit Agreement.

The Company may redeem the 2021 Senior Secured Notes, in whole or part, at our option on or after July 1, 2018 at the redemption price for such notes as a percentage of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, if redeemed during the twelve-month period beginning on July 1st of each of the years indicated below.

Year	Redemption Price
2018	106.28%
2019	104.19%
2020 and thereafter	100.00%

Prior to July 1, 2018, the Company may redeem up to 35% of the original aggregate principal amount of the 2021 Senior Secured Notes with the net cash proceeds of one or more equity offerings for a price of 108.375% of principal. Upon the occurrence of certain assets sales, we may be required to offer to repurchase the 2021 Senior Secured Notes with the proceeds at a price of 100% of the principal amount thereof, plus accrued and unpaid interest if any. The indenture pursuant to which the 2021 Senior Secured Notes were issued contains additional customary financial covenants and other obligations.
Third Amended and Restated Credit Agreement
As of September 30, 2016, there were no amounts drawn on the $1.5 billion credit facility agreement (Third Amended and Restated Credit Agreement). However, since the value of our inventory and trade accounts receivable less specified reserves calculated in accordance with the Third Amended and Restated Credit Agreement do not support the full amount of the facility at September 30, 2016, the amount available to the Company under this facility was reduced by $9 million. Additionally, U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Third Amended and Restated Credit Agreement is less than the greater of 10 percent of the total aggregate commitments and $150 million. Based on the most recent four quarters as of September 30, 2016, we would not meet this covenant. So long as we continue to not meet this covenant, the amount available to the Company under this facility is effectively reduced by $150 million. As a result, availability under the Third Amended and Restated Credit Agreement was $1,341 million as of September 30, 2016.

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

The Third Amended and Restated Credit Agreement permits incurrence of additional secured debt up to 15% of Consolidated Net Tangible Assets.
U. S. Steel Košice (USSK) revolver and credit facilities
At September 30, 2016, USSK had no borrowings under its €200 million (approximately $223 million) unsecured revolving credit facility (the USSK Credit Agreement). The USSK Credit Agreement contains certain USSK financial covenants, including maximum Leverage, maximum Net Debt to Tangible Net Worth, and minimum Interest Coverage ratios. The covenants are measured semi-annually for the period covering the last twelve calendar months. USSK may not draw on the USSK Credit Agreement if it does not comply with any of the financial covenants until the next measurement date. At September 30, 2016, USSK had full availability under the USSK Credit Agreement. The USSK Credit Agreement expires in July 2019.
At September 30, 2016, USSK had no borrowings under its €40 million and €10 million unsecured credit facilities (collectively approximately $56 million) and the availability was approximately $55 million due to approximately $1 million of customs and other guarantees outstanding. On November 2, 2016, USSK entered into an amendment to its €10 million unsecured credit agreement to extend the agreement's final maturity date from

December 2016 to December 2017. The amendment also permits up to two additional one-year extensions to the final maturity date at the mutual consent of USSK and its lender.
Each of these facilities bear interest at the applicable inter-bank offer rate plus a margin and contain customary terms and conditions.
Change in control event under various financing agreements
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,530 million as of September 30, 2016 (including the Senior Notes and Senior Secured Notes) may be declared due and payable; (b) the Third Amended and Restated Credit Agreement and USSK's €200 million Revolving Credit Agreement may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield Works slab caster for $30 million or provide a letter of credit to secure the remaining obligation.
14.    Asset Retirement Obligations
U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs:

(In millions)	September 30, 2016	December 31, 2015
Balance at beginning of year	$89	$48
Additional obligations incurred	3	45	(a)
Obligations settled	(9)	(6)
Foreign currency translation effects	—	(1)
Accretion expense	2	3
Balance at end of period	$85	$89
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
The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$3,098	$3,051	$1,896	$3,107
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

16.    Statement of Changes in Stockholders’ Equity

The following table reflects the first nine months of 2016 and 2015 reconciliations of the carrying amounts of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Nine Months Ended September 30, 2016 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$2,437	$190	$(1,169)	$151	$(339)	$3,603	$1
Comprehensive income (loss):
Net loss	(335)	(335)
Other comprehensive income (loss), net of tax: (a)
Pension and other benefit adjustments	(134)		(134)
Currency translation adjustment	41		41
Employee stock plans	16				62	(46)
Common Stock Issued	582			25		557
Dividends paid on common stock	(22)					(22)
Other	17		17
Balance at September 30, 2016	$2,602	$(145)	$(1,245)	$176	$(277)	$4,092	$1
(a) Amounts for 2016 do not reflect a tax benefit as a result of a full valuation allowance on our domestic deferred tax assets.

Nine Months Ended September 30, 2015 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,800	$1,862	$(1,441)	$151	$(396)	$3,623	$1
Comprehensive income (loss):
Net loss	(509)	(509)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	(44)		(44)
Currency translation adjustment	(83)		(83)
Employee stock plans	30				55	(25)
Dividends paid on common stock	(22)	(22)
Balance at September 30, 2015	$3,172	$1,331	$(1,568)	$151	$(341)	$3,598	$1

17.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions) (a)	Pension and Other Benefit Items		Foreign Currency Items	Other	Total
Balance at December 31, 2015	$(1,479)		$312	$(2)	$(1,169)
Other comprehensive income before reclassifications	5		41	16	62
Amounts reclassified from AOCI	(139)	(b)	—	1	(138)
Net current-period other comprehensive (loss) income	(134)		41	17	(76)
Balance at September 30, 2016	$(1,613)		$353	$15	$(1,245)
(a)Amounts for 2016 do not reflect a tax benefit as a result of a full valuation allowance on our domestic deferred tax assets. Amounts for 2015 are shown net of tax. Amounts in parentheses indicate decreases in AOCI.
(b)See table below for further details.

		Amount reclassified from AOCI
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions) (a)	Details about AOCI components	2016	2015	2016	2015
	Amortization of pension and other benefit items
	Prior service costs (b)	$(8)	$(2)	$(27)	$(8)
	Actuarial losses (b)	(34)	(62)	(99)	(193)
	Settlement, termination and curtailment (losses)(b)	(10)	(20)	(13)	(25)
	Total before tax	(52)	(84)	(139)	(226)
	Tax benefit	—	32	—	86
	Net of tax (c)	$(52)	$(52)	$(139)	$(140)
(a)Amounts in parentheses indicate decreases in AOCI.
(b)These AOCI components are included in the computation of net periodic benefit cost (see Note 6 for additional details).
(c)Amounts for 2016 do not reflect a tax benefit as a result of a full valuation allowance on our domestic deferred tax assets.

18.    Transactions with Related Parties
Net sales to related parties and receivables from related parties primarily reflect sales of steel products to equity investees and steel products, iron-ore pellets and coke to U. S. Steel Canada Inc. (USSC) after the Canada Companies' Creditor Arrangement Act (CCAA) filing on September 16, 2014. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $316 million and $384 million for the three months ended September 30, 2016 and 2015, respectively, and $895 million and $1,101 million for the nine months ended September 30, 2016 and 2015, respectively.
Purchases from related parties for outside processing services provided by equity investees and USSC after the CCAA filing on September 16, 2014 amounted to $25 million and $83 million for the three months ended September 30, 2016 and 2015, respectively, and $68 million and $295 million for the nine months ended September 30, 2016 and 2015, respectively. Purchases of iron ore pellets from related parties amounted to $43 million and $49 million for the three months ended September 30, 2016 and 2015, respectively. Purchases of iron ore pellets from related parties amounted to $131 million and $147 million for the nine months ended September 30, 2016 and 2015, respectively.
Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $78 million and $66 million at September 30, 2016 and December 31, 2015, respectively, for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties, including USSC after the CCAA filing on

September 16, 2014, totaled $11 million and $15 million at September 30, 2016 and December 31, 2015, respectively.
The Company has related party trade accounts receivables, loan and interest receivables from USSC, net of an allowance for doubtful accounts, totaling $70 million as of September 30, 2016 and $98 million at December 31, 2015.

19.    Restructuring and Other Charges

During the three months ended September 30, 2016, the Company recorded a net favorable adjustment of $3 million primarily associated with a change in estimate for headcount reductions across the enterprise, including within our Flat-Rolled, Tubular and USSE segments. This change in estimate includes adjustments for costs for supplemental unemployment and severance benefits as well as the continuation of heath care benefits.
During the nine months ended September 30, 2016, the Company recorded a net charge of $1 million associated with Company-wide headcount reductions, including within our Flat-Rolled, Tubular and USSE segments. This charge includes costs for supplemental unemployment and severance benefits as well as the continuation of heath care benefits.
During the three months ended September 30, 2015, the Company recorded a net charge of $103 million, primarily related to the permanent shutdown of the Fairfield Flat-Rolled Operations within our Flat-Rolled segment and headcount reductions across the Company. Cash payments were made related to severance and exits costs of $10 million.
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
The activity in the accrued balances incurred in relation to restructuring and other cost reduction programs during the nine months ended September 30, 2016 were as follows:

	Employee Related	Exit
(in millions)	Costs	Costs	Total
Balance at December 31, 2015	$48	$107	$155

Additional charges	19	—	19
Cash payments/utilization	(31)	(34)	(65)
Other adjustments and reclassifications	(17)	(1)	(18)

Balance at September 30, 2016	$19	$72	$91

Accrued liabilities for restructuring and other cost reduction programs are included in the following balance sheet lines:

(in millions)	September 30, 2016	December 31, 2015
Accounts payable	$53	$90
Payroll and benefits payable	17	48
Employee Benefits	1	—
Deferred credits and other noncurrent liabilities	20	17
Total	$91	$155

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
Asbestos matters – As of September 30, 2016, U. S. Steel was a defendant in approximately 840 active cases involving approximately 3,335 plaintiffs. The vast majority of these cases involve multiple defendants. At December 31, 2015, U. S. Steel was a defendant in approximately 820 active cases involving approximately 3,315 plaintiffs. About 2,500, or approximately 76 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the nine months ended September 30, 2016, dismissals, settlements and other dispositions resolved approximately 180 cases, and new case filings added approximately 200 cases. During 2015, settlements and other dispositions resolved approximately 415 cases, and new case filings added approximately 275 cases.
The following table shows the number of asbestos claims in the current period and the prior three years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2013	3,330	250	240	3,320
December 31, 2014	3,320	190	325	3,455
December 31, 2015	3,455	415	275	3,315
September 30, 2016	3,315	180	200	3,335
Historically, asbestos-related claims against U. S. Steel fall into three major groups: (1) claims made by persons who allegedly were exposed to asbestos on the premises of U. S. Steel facilities; (2) claims made by persons allegedly exposed to products manufactured by U. S. Steel; and (3) claims made under certain federal and maritime laws by employees of former operations of U. S. Steel.
The amount U. S. Steel accrues for pending asbestos claims is not material to U. S. Steel’s financial condition. However, U. S. Steel is unable to estimate the ultimate outcome of asbestos-related claims due to a number of uncertainties, including: (1) the rates at which new claims are filed; (2) the number of and effect of bankruptcies of other companies traditionally defending asbestos claims; (3) uncertainties associated with the variations in the litigation process from jurisdiction to jurisdiction; (4) uncertainties regarding the facts, circumstances and disease process with each claim; and (5) any new legislation enacted to address asbestos-related claims. Despite these uncertainties, management believes that the ultimate resolution of these matters will not have a material adverse effect on U. S. Steel’s financial condition, although the resolution of such matters could significantly impact results of operations for a particular quarter.
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

(In millions)	Nine Months Ended September 30, 2016
Beginning of period	$197
Accruals for environmental remediation deemed probable and reasonably estimable	1
Adjustments for changes in estimates	(4)
Obligations settled	(9)
End of period	$185
Accrued liabilities for remediation activities are included in the following Consolidated Balance Sheet lines:

(In millions)	September 30, 2016	December 31, 2015
Accounts payable	$15	$14
Deferred credits and other noncurrent liabilities	170	183
Total	$185	$197
Expenses related to remediation are recorded in cost of sales and were insignificant for both the three and nine month periods ended September 30, 2016 and 2015. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 15 to 25 percent.
Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

(1)
Projects with Ongoing Study and Scope Development - Projects which are still in the development phase. For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are five environmental remediation projects where additional costs for completion are not currently estimable, but could be material. These projects are at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI), the Fairless Plant, and the former steelmaking plant at Joliet, Illinois. As of September 30, 2016, accrued liabilities for these projects totaled $1 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $25 million to $40 million.

(2)
Significant Projects with Defined Scope - Projects with significant accrued liabilities with a defined scope. As of September 30, 2016, there are four significant projects with defined scope greater than or equal to $3 million each, with a total accrued liability of $144 million. These projects are Gary RCRA (accrued liability of $30 million), the former Geneva facility (accrued liability of $63 million), the former Duluth facility St. Louis River Estuary (accrued liability of $48 million), and the Solid Waste Management Unit (SWMU) #4 at UPI (accrued liability of $3 million).

(3)
Other Projects with a Defined Scope - Projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are two other environmental remediation projects which each had an accrued liability of between $1 million and $2 million. The total accrued liability for these projects at September 30, 2016 was $4 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.
The remaining environmental remediation projects had an accrued liability of less than $1 million each. The total accrued liability for these projects at September 30, 2016 was $5 million. We do not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $24 million at September 30, 2016 and were based on known scopes of work.
Administrative and Legal Costs – As of September 30, 2016, U. S. Steel had an accrued liability of $7 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 2016 and 2015, such capital expenditures totaled $24 million and $67 million, respectively. U. S. Steel anticipates making additional expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.

Carbon Dioxide Emissions – Current and potential regulation of greenhouse gas (GHG) emissions remains a significant issue for the steel industry, particularly for integrated steel producers such as U. S. Steel. Laws regulating carbon dioxide (CO2) emissions have been enacted or are being considered by legislative bodies of many nations, including countries where we have operating facilities. The European Union (EU) has established GHG regulations based upon national allocations and a cap and trade system. In the United States, the Environmental Protection Agency (EPA) promulgated GHG regulations. Some of the regulations are currently stayed and under appeal. GHG regulations could cause delays in air permitting and increased costs for U. S. Steel. Congress could take additional action that could affect the regulation of GHG emissions.
NAAQS Standards - The EPA recently revised the National Ambient Air Quality Standards (NAAQS) for nitrogen oxide (NOx), sulfur dioxide (SO2), particulate matter, and ozone. It is likely that the new requirements in the State Implementation Plans (SIPs) for SO2, ozone and particulate matter would materially impact U. S. Steel, though we are unable to reasonably estimate such amount at this time.
EU Environmental Requirements – Slovakia adopted a new waste code in March 2015 that was effective January 1, 2016. This legislation implements the EU Waste Framework Directive that strictly regulates waste disposal and encourages recycling, among other provisions, by increasing fees for waste disposed of in landfills, including privately owned industrial landfills. The impact of compliance with this legislation is estimated to be €2 million (approximately $2 million) annually.
Under the Emission Trading System (ETS), USSK's final allocation of free allowances for the Phase III period, which covers the years 2013 through 2020 is 48 million allowances. However, following the recent judgment of the Court of Justice of the European Union on April 2016, the volume of free allocations for the years 2018-2020 will be reduced. Until a new calculation by the European Commission (EC) is adopted, we cannot reliably estimate the impact on USSK’s free allocation volume. Prior to the recent ruling we estimated a shortfall of approximately 15 million allowances for the Phase III period. The actual shortfall will depend upon the reductions resulting from the recent Court of Justice ruling. Based on 2015 emission intensity levels and projected future production levels, and as a result of carryover allowances from the NAP II period, the earliest we anticipate having to purchase allowances to meet the annual compliance submission would be the first quarter of 2018. However, due to a number of variables such as the future market value of allowances, future production levels and future emission intensity levels, we cannot reliably estimate the full cost of complying with the ETS regulations at this time.
The EU’s Industry Emission Directive requires implementation of EU determined best available techniques (BAT) to reduce environmental impacts as well as compliance with BAT associated emission levels. Our most recent broad estimate of future capital expenditures for projects to comply with or go beyond BAT requirements is €130 million (approximately $145 million) over the 2016 to 2020 period. There are ongoing efforts to seek

EU grants to fund a portion of these capital expenditures. The actual amount spent will depend largely upon the amount of EU incentive grants received.
Due to other EU legislation, we are required to make changes to the boilers at our steam and power generation plant in order to comply with stricter air emission limits for large combustion plants, which will result in the construction of a new boiler and certain upgrades to our existing boilers. In January 2014, the operation of USSK's boilers was approved by the EC as part of Slovakia's Transitional National Plan (TNP) for bringing all boilers in Slovakia into compliance by no later than 2020. The TNP establishes emission ceilings for each category of emissions (Total Suspended Particulate, SO2 and NOx) for both stacks within the Power Plant. The allowable amount of discharged emissions will decrease each year until mid 2020. An emission ceiling will be a limiting factor for future operation of the boilers. The boiler projects have been approved by our Board of Directors and we are now in the execution phase. These projects will result in a reduction in electricity, CO2 emissions, operating, maintenance and waste disposal costs once completed. The construction of the new boiler is almost complete with a total projected cost of €75 million (approximately $84 million). Reconstruction of the existing boiler with a projected cost of €52 million (approximately $58 million) is in progress. The total remaining to be spent on the projects is projected to be €44 million (approximately $49 million). Broad legislative changes were enacted by the Slovak Republic to extend the scope of support for renewable sources of energy, that are intended to allow USSK to participate in Slovakia's renewable energy incentive program once the boiler projects are completed.
Guarantees – The maximum guarantees of the indebtedness and other obligations of unconsolidated entities of U. S. Steel totaled $4 million at September 30, 2016.
EPA Region V Federal Lawsuit – This is a CAA enforcement action pending in Federal Court in the Northern District of Indiana. The U.S. Government, joined by the States of Illinois, Indiana, and Michigan initiated the action alleging the Company violated the CAA and failed to have in place appropriate pollution control equipment at Gary Works, Granite City Works, and Great Lakes Works. Both an unspecified civil penalty and injunctive relief are sought. The parties have agreed to a stay pending the outcome of settlement negotiations. The Company intends to resolve this matter via settlement.
CCAA - On September 16, 2014, USSC commenced court-supervised restructuring proceedings under CCAA before the Ontario Superior Court of Justice (the Court). As part of the CCAA proceedings, U. S. Steel submitted both secured and unsecured claims of approximately C$2.2 billion which were verified by the court-appointed Monitor. U. S. Steel's claims were challenged by a number of interested parties, and on February 29, 2016, the Court denied those challenges and verified U. S. Steel's secured claims in the amount of approximately $119 million and unsecured claims of approximately C$1.8 billion and $120 million. The interested parties have appealed the determinations of the Court.
Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $8 million at September 30, 2016). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $158 million as of September 30, 2016, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by our Third Amended and Restated Credit Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $41 million at September 30, 2016, of which less than $1 million was classified as current, and $37 million at December 31, 2015, all of which was classified as noncurrent.

Capital Commitments – At September 30, 2016, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $126 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2016	2017	2018	2019	2020	Later Years	Total
$276	$740	$642	$323	$300	$1,383	$3,664
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, and certain energy and utility services with terms ranging from 2 to 16 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of September 30, 2016, if U. S Steel were to terminate the agreement, it may be obligated to pay in excess of $200 million.
Total payments relating to unconditional purchase obligations were $117 million and $115 million for the three months ended September 30, 2016 and 2015, respectively and $372 million and $365 million for the nine months ended September 30, 2016 and 2015, respectively.
21.    USSC Retained Interest
USSC, an indirect wholly owned subsidiary of U. S. Steel, with unanimous approval from its Board of Directors, applied for relief from its creditors pursuant to CCAA on September 16, 2014. The CCAA filing was approved by the Court on September 16, 2014 which granted USSC creditor protection while it formulates a plan of restructuring. As a result of the CCAA proceedings, U. S. Steel no longer has a controlling financial interest over USSC, as defined under ASC 810, Consolidation, and therefore has deconsolidated USSC’s financial position as of the end of the day on September 15, 2014.
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

22.    Common Stock Issuance
On August 15, 2016, the Company issued 21,735,000 shares of common stock, par value of $1.00 per share, at a price of $23.00 per share in an underwritten public offering. The Company intends to use the net proceeds for debt reduction, capital expenditures and other general corporate purposes. Third-party expenses related to the issuance of approximately $18 million were recorded as a decrease to additional paid-in capital, resulting in net proceeds of approximately $482 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales by segment for the three and nine months ended September 30, 2016 and 2015 are set forth in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, excluding intersegment sales)	2016	2015	% Change	2016	2015	% Change
Flat-Rolled Products (Flat-Rolled)	$1,986	$2,070	(4)%	$5,643	$6,388	(12)%
U. S. Steel Europe (USSE)	575	546	5%	1,616	1,837	(12)%
Tubular Products (Tubular)	114	199	(43)%	303	730	(58)%
Total sales from reportable segments	2,675	2,815	(5)%	7,562	8,955	(16)%
Other Businesses	11	15	(27)%	49	47	4%
Net sales	$2,686	$2,830	(5)%	$7,611	$9,002	(15)%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended September 30, 2016 versus the three months ended September 30, 2015 is set forth in the following table:
Three Months Ended September 30, 2016 versus Three Months Ended September 30, 2015

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke, Pellets & Other	Net Change
Flat-Rolled	(4)%	7%	(2)%	—%	(5)%	(4)%
USSE	8%	(1)%	(2)%	—%	—%	5%
Tubular	(23)%	(23)%	3%	—%	—%	(43)%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
Net sales were $2,686 million in the three months ended September 30, 2016, compared with $2,830 million in the same period last year. The decrease in sales for the Flat-Rolled segment primarily reflected decreased shipments (decrease of 141 thousand net tons) due to operational issues across our Flat-Rolled facilities. In the last half of the third quarter of 2016 we experienced unplanned outages at several of our steelmaking and finishing facilities and our current operating configuration in 2016 extends the time it takes to recover volumes from unplanned outages. Additionally, sales in our Flat-Rolled segment decreased due to reduced coke and iron ore pellet sales to U. S. Steel Canada Inc. These decreases were partially offset by higher average realized prices (increase of $44 per net ton) due to improved spot market prices.
The increase in sales for the USSE segment was primarily due to increased shipments (increase of 85 thousand net tons), which have offset the impact of lower average realized euro-based prices (decrease of €13 per net ton).
The decrease in sales for the Tubular segment primarily reflected lower average realized prices (decrease of $215 per net ton) and lower shipments (decrease of 51 thousand net tons) as a result of reduced drilling activity caused by low crude oil prices and continued high import levels.
Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the nine months ended September 30, 2016 versus the nine months ended September 30, 2015 is set forth in the following table:
Nine Months Ended September 30, 2016 versus Nine Months Ended September 30, 2015

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke, Pellets & Other	Net Change
Flat-Rolled	(3)%	(6)%	(1)%	—%	(2)%	(12)%
USSE	(4)%	(9)%	1%	—%	—%	(12)%
Tubular	(40)%	(3)%	(14)%	—%	(1)%	(58)%
(a) Excludes intersegment sales
(b) Foreign currency translation effects

Net sales were $7,611 million in the nine months ended September 30, 2016, compared with $9,002 million in the same period for 2015. The decrease in sales for the Flat-Rolled segment primarily reflected lower average realized prices (decrease of $54 per net ton) as a result of market conditions, partially attributed to the high import levels in 2015, which reset our contract prices significantly lower and drastically depressed spot prices. Additionally, sales for the Flat-Rolled segment decreased due to lower shipments (decrease of 280 thousand net tons) primarily attributable to our current operating configuration in 2016 compared to 2015.

The decrease in sales for the USSE segment was primarily due to lower average realized euro-based prices (decrease of €40 per net ton) as a result of high import levels and a decrease in shipments (decrease of 140 thousand net tons), due to lower shipments of slabs.

The decrease in sales for the Tubular segment primarily reflected lower shipments (decrease of 203 thousand net tons) and lower average realized prices (decrease of $422 per net ton) as a result of reduced drilling activity caused by low crude oil prices and continued high import levels.

Pension and other benefits costs
Pension and other benefit costs are reflected in our cost of sales and selling, general and administrative expense line items in the consolidated statements of operations.
Defined benefit and multi-employer pension plan costs totaled $33 million and $84 million in the three and nine months ended September 30, 2016, respectively, compared to $87 million and $226 million in the comparable periods in 2015. The $54 million and $142 million decreases are primarily due to the freezing of benefit accruals for non-represented participants effective December 31, 2015, and the natural maturation of our pension plans, partially offset by asset performance.
Costs related to defined contribution plans totaled $10 million and $32 million in the three and nine months ended September 30, 2016, respectively, compared to $10 million and $32 million in the comparable periods in 2015.
Other benefit (income), which is included in earnings (loss) before interest and taxes, totaled $(1) million and $(13) million in the three months ended September 30, 2016 and September 30, 2015, respectively, and $(3) million and $(30) million in the nine months ended September 30, 2016 and 2015, respectively. The $12 million and $27 million decreases in income in the 2016 periods are primarily due to benefit and plan design changes included in the Collective Bargaining Agreements between the United Steelworkers (USW) and U. S. Steel and its U. S. Steel Tubular Products, Inc. subsidiary ratified by the USW on February 1, 2016 (2015 Labor Agreements).
Net periodic pension cost, including multi-employer plans, is expected to total approximately $105 million in 2016. Total other benefits costs in 2016 are expected to be a benefit of approximately $(4) million. The pension cost projection includes approximately $65 million of contributions to the Steelworkers Pension Trust.
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
Non-retirement post-employment benefits
U. S. Steel incurred costs of approximately $9 million and $7 million for the three and nine months ended September 30, 2016, respectively, compared to costs of $4 million and $44 million for the three and nine months ended September 30, 2015, respectively, related to employee costs for supplemental unemployment benefits and the continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others. Payments for these benefits during the three and nine months ended September 30, 2016 were $19 million and $58 million, respectively. Payments for these benefits during the three and nine months ended September 30, 2015 were $10 million and $25 million, respectively.
Selling, general and administrative expenses

Selling, general and administrative expenses were $73 million and $206 million in the three and nine months ended September 30, 2016, respectively, compared to $99 million and $308 million in the three and nine months ended September 30, 2015, respectively. The decrease is primarily related to lower pension costs, as discussed above, as well as impacts from Company-wide overhead reductions.
Operating configuration adjustments
Over the past two years, the Company has adjusted its operating configuration in response to challenging market conditions as a result of global overcapacity and unfair trade practices by indefinitely and temporarily idling production at certain of its facilities.
As of September 30, 2016, the following facilities are idled:

Indefinitely Idled:
Bellville Tubular Operations (idled in August 2014 )
McKeesport Tubular Operations (idled in August 2014 )

The carrying value of the long-lived assets associated with the indefinitely idled facilities listed above total approximately $12 million.

Temporarily Idled:
Lone Star Tubular (idled in April 2016)
Tubular Processing (idled in April 2015 )
Granite City Works - Steelmaking Operations (idled in December 2015)
Keetac Iron Ore Operations (idled in May 2015)

The carrying value of the long-lived assets associated with the temporarily idled facilities listed above total approximately $550 million.

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

Restructuring and Other Charges
During the three months ended September 30, 2016, the Company recorded a net favorable adjustment of $3 million primarily associated with a change in estimate for headcount reductions across the enterprise, including within our Flat-Rolled, Tubular and USSE segments. This change in estimate includes adjustments for costs for supplemental unemployment and severance benefits as well as the continuation of heath care benefits.
During the nine months ended September 30, 2016, the Company recorded a net charge of $1 million, associated with Company-wide headcount reductions, including within our Flat-Rolled, Tubular and USSE segments. This charge includes costs for supplemental unemployment and severance benefits as well as the continuation of health care benefits.
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
Management believes its restructuring actions with regards to the Company’s operations will potentially impact the Company’s cash flows by approximately $325 million as a result of decreased employee, maintenance and other facility costs, as well as eliminating the need for capital investment at the facilities. These actions will result in other non-cash savings of approximately $90 million, primarily related to reduced depreciation expense in future periods. Management does not believe there will be any significant impacts related to the Company’s revenues as a result of these actions. The Company has realized actual cash savings of approximately $280 million related to restructuring efforts through September 30, 2016.

Earnings (loss) before interest and income taxes by segment for the three and nine months ended September 30, 2016 and 2015 is set forth in the following table:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2016	2015		2016	2015
Flat-Rolled	$114	$(18)	NM	$(68)	$(149)	(54)%
USSE	81	18	NM	122	75	63%
Tubular	(75)	(50)	50%	(217)	(115)	89%
Total earnings (loss) from reportable segments	120	(50)	NM	(163)	(189)	(14)%
Other Businesses	18	10	80%	42	24	75%
Segment earnings (loss) before interest and income taxes	138	(40)	NM	(121)	(165)	(27)%
Items not allocated to segments:
Postretirement benefit income (expense)	8	(11)	(173)%	36	(38)	(195)%
Other items not allocated to segments:
Impairment of intangible assets	(14)	—	100%	(14)	—	100%
Loss on shutdown of Fairfield Flat-Rolled Operations	—	(91)	(100)%	—	(91)	(100)%
Losses associated with U. S. Steel Canada Inc.	—	(16)	(100)%	—	(271)	(100)%
Restructuring and other charges and related adjustments	—	(12)	(100)%	(2)	(31)	(94)%
Loss on shutdown of coke production facilities	—	—	—%	—	(153)	(100)%
Total earnings (loss) before interest and income taxes	$132	$(170)	(178)%	$(101)	$(749)	(87)%

Segment results for Flat-Rolled

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015
Earnings (loss) before interest and income taxes ($ millions)	$114	$(18)	NM	$(68)	$(149)	(54)%
Gross margin	12.9%	7.0%	5.9%	5.1%	4.7%	0.4%
Raw steel production (mnt)	2,734	3,240	(16)%	8,248	8,916	(7)%
Capability utilization	64%	66%	(2)%	65%	61%	4%
Steel shipments (mnt)	2,535	2,676	(5)%	7,725	8,005	(3)%
Average realized steel price per ton	$718	$674	7%	$658	$712	(8)%
The increase in Flat-Rolled results for the three months ended September 30, 2016 compared to the same period in 2015 primarily resulted from higher average realized pricing (approximately $70 million), lower raw material costs (approximately $40 million), reduced losses in 2016 after the shutdown of the blast furnace and associated steelmaking assets and most of the finishing operations at Fairfield Works in the third quarter of 2015 (approximately $45 million) and reduced costs associated with lower operating rates at our mining operations (approximately $15 million). These increases were partially offset by increased repairs and maintenance and other operating costs (approximately $25 million) and increased costs for profit-based payments (approximately $15 million).

The increase in Flat-Rolled results for the nine months ended September 30, 2016 compared to the same period in 2015 resulted from decreased raw materials costs (approximately $210 million), reduced losses in 2016 after the shut down of the blast furnace and associated steel making assets and most of the finishing operations at Fairfield Works in the third quarter of 2015 (approximately $175 million), decreased spending for repairs and maintenance and other operating costs (approximately $115 million), lower energy costs, primarily natural gas costs (approximately $55 million) and reduced costs associated with lower operating rates at our mining operations (approximately $45 million). These changes were partially offset by lower average realized prices (approximately $460 million) as a result of market conditions and higher levels of imports, higher costs for profit based payments (approximately $50 million) and decreased shipment volumes (approximately $10 million).
Gross margin for the three months ended September 30, 2016 as compared to the same period in 2015 increased primarily as a result of higher average realized prices due to improved contract and spot market prices.
Segment results for USSE

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015
Earnings before interest and income taxes ($ millions)	$81	$18	350%	$122	$75	63%
Gross margin	19.8%	9.1%	10.7%	13.7%	9.7%	4.0%
Raw steel production (mnt)	1,279	1,133	13%	3,689	3,615	2%
Capability utilization	102%	90%	12%	98%	97%	1%
Steel shipments (mnt)	1,105	1,020	8%	3,235	3,375	(4)%
Average realized steel price per ton ($)	$503	$516	(3)%	$483	$527	(8)%
Average realized steel price per ton (€)	€451	€464	(3)%	€433	€473	(8)%
The increase in USSE results for the three months ended September 30, 2016 compared to the same period in 2015 was primarily due to lower raw materials costs (approximately $40 million), reduced costs due to operating efficiencies (approximately $20 million) and higher shipment volumes (approximately $5 million). These changes were partially offset by lower average realized euro-based prices (approximately $10 million).
The increase in USSE results for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to lower raw materials costs (approximately $160 million), reduced costs due to operating efficiencies (approximately $40 million) and decreased energy costs (approximately $15 million). These changes were partially offset by lower average realized euro-based prices (approximately $160 million) and lower shipment volumes (approximately $10 million).
Gross margins for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 increased primarily due to operating benefits realized from our Carnegie Way efforts.
Segment results for Tubular

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015
Loss before interest and income taxes ($ millions)	$(75)	$(50)	50%	$(217)	$(115)	89%
Gross margin	(42.7)%	(18.0)%	(24.7)%	(44.5)%	(5.6)%	(38.9)%
Steel shipments (mnt)	103	154	(33)%	262	465	(44)%
Average realized steel price per ton	$1,049	$1,264	(17)%	$1,094	$1,516	(28)%
The decrease in Tubular results for the three months ended September 30, 2016 as compared to the same period in 2015 was primarily due to lower average realized prices (approximately $20 million) and decreased shipment volumes (approximately $10 million), as a result of high import levels, lower energy pricing and a continued decline in drilling activity. These changes were partially offset by lower raw materials costs (approximately $5 million).

The decrease in Tubular results for the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily due to lower average realized prices (approximately $105 million) and decreased shipment volumes (approximately $40 million), as a result of high import levels, lower energy pricing and a continued decline in drilling activity. These changes were partially offset by decreased repairs and maintenance and other operating costs (approximately $30 million) and lower raw materials costs (approximately $10 million).
Gross margins for the three and nine months ended September 30, 2016 as compared to the same period in 2015 decreased as a result of production cost inefficiencies driven by the decrease in shipments.

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
Results for Other Businesses
Other Businesses had earnings of $18 million and $42 million in the three and nine months ended September 30, 2016, compared to earnings of $10 million and $24 million in the three and nine months ended September 30, 2015.
Items not allocated to segments
The decrease in postretirement benefit expense in the three and nine months ended September 30, 2016 as compared to the same period in 2015 resulted from lower pension expenses as a result of the freezing of benefit accruals for non-represented participants effective December 31, 2015 and the natural maturation of our plans.

We recorded an impairment charge of $14 million on our indefinite lived intangible assets related to certain of our patents in our Tubular segment as a result of an annual quantitative evaluation that was performed during the third quarter of 2016.
We recorded a net favorable adjustment of $2 million for restructuring and other charges and related adjustments in the nine months ended September 30, 2016 primarily due to changes in estimates associated with supplemental unemployment and severance cost accruals with respect to our actions to adjust our operating configuration, streamline our operational processes, and reduce costs. The favorable adjustment resulted from a reduction in the estimated number of employees on layoff and the length of time employees are projected to be on layoff. We recorded a net charge of $12 million and $31 million in the three and nine months ended September 30, 2015, respectively as a result of actions to adjust our operational footprint.
We recorded a $91 million loss on shutdown of Fairfield Flat-Rolled Operations in the nine months ended September 30, 2015 as a result of the permanent closure of those operations.
We recorded a $271 million loss associated with U. S. Steel Canada Inc. in the nine months ended September 30, 2015 as a result of a change in our assessment of the recoverability of the Company's retained interest in USSC and a charge related to the Stelco Agreement (see Note 21).
We recorded a $153 million loss on shutdown of coke production facilities in the nine months ended September 30, 2015 as a result of the permanent closure of our Gary Works and Granite City Works coke facilities.

Net interest and other financial costs

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2016	2015		2016	2015
Interest expense	$58	$56	4%	$173	$160	8%
Interest income	(2)	(2)	—%	(5)	(2)	150%
Loss on debt extinguishment	—	—	NM	22	—	NM
Other financial costs (income)	6	(1)	NM	18	12	50%
Total net interest and other financial costs	$62	$53	17%	$208	$170	22%
The increase in net interest and other financial costs in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 is primarily due to decreased foreign currency gains.
During the nine months ended September 30, 2016, U. S. Steel issued $980 million of 8.375% Senior Secured Notes due July 1, 2021 (2021 Senior Secured Notes) and repurchased several tranches of its outstanding senior notes through various tender offers, redemptions and open market purchases, including the redemption of our remaining 6.05% Senior Notes due 2017 for an aggregate principal amount of approximately $444 million plus a total make whole premium of approximately $22 million which has been reflected within the loss on debt extinguishment line in the table above. For further information see Note 13 to the Consolidated Financial Statements.
The increase in net interest and other financial costs in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is primarily due to a loss on debt extinguishment as described above, increased interest expense associated with the 2021 Senior Secured Notes and decreased foreign currency gains.
The income tax provision was $19 million and $26 million in the three and nine months ended September 30, 2016 compared to a benefit of $50 million and $410 million in the three and nine months ended September 30, 2015. Due to the full valuation allowance on our domestic deferred tax assets in 2016, the tax provision does not reflect any tax benefit for domestic pretax losses. For 2015, the tax provision reflects a benefit for percentage depletion in excess of cost depletion for iron ore that we produce and consume or sell and a net tax benefit of $31 million relating to the adjustment of certain tax reserves.
For further information on income taxes see Note 9 to the Consolidated Financial Statements.
Net earnings (loss) attributable to United States Steel Corporation was $51 million and $(335) million in the three and nine months ended September 30, 2016, compared to a net loss of $173 million and $509 million in the three and nine months ended September 30, 2015. The changes primarily reflect the factors discussed above.
BALANCE SHEET
Cash and cash equivalents increased by $690 million from year-end 2015 due to effective management of our working capital, in addition to net proceeds of approximately $482 million received from the issuance of 21,735,000 shares of common stock, par value of $1.00 per share, during the third quarter of 2016.
Accounts receivable increased by $133 million from year-end 2015. Sales in the latter part of a quarter typically represent the majority of the receivables as of the end of the quarter. The increase in receivables primarily reflected increased shipment volumes, as well as increased proceeds as a result of higher average realized prices in the third quarter of 2016 compared to the fourth quarter of 2015.
Inventories decreased by $332 million from year-end 2015 primarily due to our planned working capital reductions, which includes better inventory management.
Accounts payable and other accrued liabilities increased by $162 million from year-end 2015 primarily as a result of increased production levels in the third quarter of 2016 as compared to the fourth quarter of 2015.
Employee benefits decreased by $4 million from year-end 2015 primarily due to the voluntary contribution of 3,763,643 shares of our common stock (the shares) to the U. S. Steel Retirement Plan Trust, which is the funding vehicle for the Company’s main defined benefit pension plan. The shares were valued by an independent valuation firm for purposes of the contribution at $26.57 per share, or approximately $100 million in the aggregate, which was the closing price of the Company’s common stock on August 1, 2016. Additionally, impacts from the natural maturation of our pension plans contributed to a decrease from year-end 2015. These decreases were offset by an increase mainly due to benefit and plan design changes in the 2015 Labor Agreements, which resulted in a remeasurement of the Other Benefits plans in the first quarter of 2016.
The total of long-term debt (less unamortized discount and debt issuance costs) and the current portion of long-term debt decreased $58 million from year-end 2015 primarily due to the repurchase of $1,024 million of our outstanding senior notes through various tender offers, redemptions and open market purchases partially offset by the issuance of $980 million of 8.375% Senior Secured Notes due July 1, 2021. See Note 13 to the Consolidated Financial Statements for further details.
Common stock increased by approximately $25 million from year-end 2015 as a result of the issuance of 21,735,000 shares of common stock, par value of $1.00 per share, and the Company's voluntary contribution of 3,763,643 shares of common stock, par value of $1.00 per share, to the U. S. Steel Retirement Plan Trust, which is the funding vehicle for the Company’s main defined benefit pension plan. For further information see Notes 6 and 22 to the Consolidated Financial Statements for further details.
CASH FLOW
Net cash provided by operating activities was $577 million for the nine months ended September 30, 2016 compared to $253 million in the same period last year. The increase is primarily due to strong working capital management offsetting lower financial results (after excluding the non-cash losses associated with U. S. Steel Canada Inc. and restructuring and other charges recorded in the nine months ended September 30, 2015).
Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.
Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the three months and twelve months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Twelve Months Ended September 30,
	2016	2015	2016	2015
Accounts Receivable Turnover	2.2	2.0	8.0	7.7
Inventory Turnover	1.4	1.1	4.7	5.2
The increase in the accounts receivable turnover approximates four days for the three months ended September 30, 2016 as compared to September 30, 2015 and is due to decreased sales and accounts receivable as a result of decreased shipments in our Flat-Rolled and Tubular segments as well as lower average realized prices in our Tubular and USSE segments, partially offset by higher average realized prices in our Flat-Rolled segment. The increase in the inventory turnover approximates 18 days for the three months ended September 30, 2016 as compared to September 30, 2015 and is primarily due to decreased inventory levels in all of our reportable segments resulting from better inventory management, partially offset by a decrease in cost of goods sold mainly attributable to a decrease in shipment volumes in our Flat-Rolled and Tubular segments and our lower and more flexible cost structure due to our Carnegie Way transformation efforts.
The increase in the accounts receivable turnover approximates two days for the twelve months ended September 30, 2016 as compared to September 30, 2015 and is primarily due to lower average realized prices and lower shipment volumes which have contributed to a 22% decrease in sales revenue. The decrease in the inventory turnover approximates 7 days for the twelve months ended September 30, 2016 as compared to September 30, 2015 and is primarily due to a decrease in cost of goods sold mainly attributable to a decrease in shipment volumes and our lower and more flexible cost structure due to our Carnegie Way transformation efforts.
The last-in, first-out (LIFO) inventory method is the predominant method of inventory costing in the United States. At September 30, 2016 and September 30, 2015, the LIFO method accounted for 77 percent and 79 percent of total inventory values, respectively. In the U.S., management monitors inventory realizability by comparing the LIFO cost of inventory with the replacement cost of inventory. To the extent the replacement cost (i.e., market value) of inventory is lower than the LIFO cost of inventory, management will write the inventory down. As of September 30, 2016 and

December 31, 2015 the replacement cost of the inventory was higher by approximately $486 million and $900 million, respectively. Additionally, based on the Company’s latest internal forecasts and its inventory requirements, management does not believe there will be significant permanent LIFO liquidations that would impact earnings for the remainder of 2016.
Capital expenditures for the nine months ended September 30, 2016, were $268 million, compared with $354 million in the same period in 2015. Flat-Rolled capital expenditures were $97 million and included spending for the Gary Works No. 1 Caster upgrade and certain other blast furnace upgrades, the Great Lakes Works Pickle Line Tank replacement, Continuous Galvanized Line (CGL) Strip Cleaning and Roller Coater, and various other infrastructure, environmental and strategic projects. Tubular capital expenditures of $81 million related to the delayed electric arc furnace (EAF) and coupling facilities projects as well as various other infrastructure and strategic capital projects. USSE capital expenditures of $68 million consisted of spending for a Boiler House upgrade, pickle line upgrades and various other infrastructure and environmental projects.
U. S. Steel’s contractual commitments to acquire property, plant and equipment at September 30, 2016, totaled $126 million.
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
Issuance of long-term debt, net of financing costs, totaled $958 million in the nine months ended September 30, 2016. U. S. Steel issued $980 million of 8.375% Senior Secured Notes due July 1, 2021. U. S. Steel received net proceeds from the offering of approximately $958 million after fees of approximately $22 million related to underwriting and third party expenses. For further information see Note 13 to the Consolidated Financial Statements.
Repayment of long-term debt totaled $1,019 million in the nine months ended September 30, 2016. During the nine months ended September 30, 2016, U. S. Steel repurchased approximately $6 million of its 6.05% Senior Notes due 2017 through open market purchases and redeemed the remaining aggregate principal amount of approximately $444 million. Also, during the nine months ended September 30, 2016, U. S. Steel repurchased portions of our outstanding senior notes which included our 7.00% Senior Notes due 2018, 7.375% Senior Notes due 2020, and our 6.875% Senior Notes due 2021 for a total aggregate principal value of $574 million through a series of issuer tender offers and open market repurchases. For further information see Note 13 to the Consolidated Financial Statements.
During 2016, U. S. Steel paid $15 million for a settlement of contingent consideration, consisting of milestone payments and royalties, related to a 2013 acquisition of intangible assets.
Net proceeds from our public offering of 21,735,000 shares of common stock totaled $482 million in the nine months ended September 30, 2016. Third-party expenses related to the issuance were approximately $18 million.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes U. S. Steel’s liquidity as of September 30, 2016:

(Dollars in millions)
	Cash and cash equivalents	$1,445
	Amount available under $1.5 Billion Credit Facility	1,341
	Amount available under USSK credit facilities	278
	Total estimated liquidity	$3,064

As of September 30, 2016, $274 million of the total cash and cash equivalents was held by our foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.
U. S. Steel maintains a $1.5 billion asset-backed revolving credit facility. As of September 30, 2016, there were no amounts drawn on the $1.5 billion credit facility agreement (Third Amended and Restated Credit Agreement). However, since the value of our inventory and trade accounts receivable less specified reserves calculated in accordance with the Third Amended and Restated Credit Agreement do not support the full amount of the facility at September 30, 2016, the amount available to the Company under this facility was reduced by $9 million. Additionally, U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Third Amended and Restated Credit Agreement is less than the greater of 10 percent of the total aggregate commitments and $150 million. Based on the most recent four quarters as of September 30, 2016, we would not meet this covenant. So long as we continue to not meet this covenant, the amount available to the Company under this facility is effectively reduced by $150 million. As a result, availability under the Third Amended and Restated Credit Agreement was $1,341 million million as of September 30, 2016.
As of September 30, 2016, USSK had no borrowings under its €200 million (approximately $223 million) unsecured revolving credit facility (the USSK Credit Agreement). The USSK Credit Agreement contains certain USSK financial covenants as well as other customary terms and conditions. At September 30, 2016, USSK had full availability under the USSK Credit Agreement. The USSK Credit Agreement expires in July 2019.
USSK also has a €40 million unsecured revolving credit facility that expires in December 2018 and a €10 million unsecured credit facility that expires in December 2016. At September 30, 2016, USSK had no borrowings under its €40 million and €10 million unsecured credit facilities (collectively approximately $56 million) and the aggregate availability was approximately $55 million due to approximately $1 million of outstanding customs and other guarantees. On November 2, 2016, USSK entered into an amendment to its €10 million unsecured credit agreement to extend the agreement's final maturity date from December 2016 to December 2017. The amendment also permits up to two additional one-year extensions to the final maturity date at the mutual consent of USSK and its lender.

On May 10, 2016, U. S. Steel issued $980 million of 8.375% Senior Secured Notes due July 1, 2021 (2021 Senior Secured Notes). U. S. Steel received net proceeds from the offering of approximately $958 million after fees of approximately $22 million related to the underwriting and third party expenses. The net proceeds from the issuance of the 2021 Senior Secured Notes were used to repurchase portions of our outstanding senior notes (see Note 13 to the Consolidated Financial Statements, “Debt” for further details). Interest on the notes is payable semi-annually in arrears on January 1st and July 1st of each year commencing on January 1, 2017. The notes are secured by first-priority liens on substantially all of the tangible and intangible assets of the Company's domestic flat-rolled facilities, exclusive of the collateral required under the Third Amended and Restated Credit Agreement.
On August 15, 2016, the Company issued 21,735,000 shares of common stock, par value of $1.00 per share, at a price of $23.00 per share, in an underwritten public offering. Third-party expenses related to the issuance of approximately $18 million were recorded as a decrease to additional paid-in capital, resulting in net proceeds of approximately $482 million.
For the twelve months ended September 30, 2016, the Non-Guarantor Subsidiaries (as defined in the Indenture governing the 2021 Senior Secured Notes), which consist principally of our tubular subsidiaries and our foreign subsidiaries, including USSK, represented approximately 32% of our net sales, 48% of our operating loss and 15% of our Adjusted EBITDA on a consolidated basis. As of September 30, 2016, the Non-Guarantor Subsidiaries

represented 41% of our total assets and had $1.2 billion of total liabilities on a consolidated basis, including trade payables but excluding intercompany liabilities, all of which would be structurally senior to the 2021 Senior Secured Notes.
We may from time to time seek to retire or repurchase our outstanding long-term debt through open market purchases, privately negotiated transactions, exchange transactions, redemptions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors and may be commenced or suspended at any time. The amounts involved may be material.
We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $158 million of liquidity sources for financial assurance purposes as of September 30, 2016. Increases in certain of these commitments which use collateral are reflected in restricted cash on the Consolidated Statement of Cash Flows.
At September 30, 2016, in the event of a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,530 million as of September 30, 2016 (including our Senior Notes and Senior Secured Notes) may be declared due and payable; (b) the Third Amended and Restated Credit Agreement and USSK's €200 million revolving credit agreement may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield slab caster for $30 million or provide a cash collateralized letter of credit to secure the remaining obligation.
The maximum guarantees of the indebtedness and other obligations of unconsolidated entities of U. S. Steel totaled $4 million at September 30, 2016. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.
Our primary cash requirements for the remainder of 2016 are expected to be for capital expenditures, asset revitalization, debt service, and operating costs, including purchases of raw materials. We finished the third quarter of 2016 with $1,445 million of cash and cash equivalents and $3.1 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.
We believe that our liquidity will be adequate to satisfy our obligations for the foreseeable future, including obligations to complete currently authorized capital spending programs. Future requirements for U. S. Steel’s business needs, including the funding of acquisitions and capital expenditures, scheduled debt maturities, contributions to employee benefit plans, and any amounts that may ultimately be paid in connection with contingencies, are expected to be financed by a combination of internally generated funds (including asset sales), proceeds from recent securities issuances, borrowings, refinancings and other external financing sources.
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

A Memorandum of Understanding (MOU) was signed in March of 2013 between U. S. Steel and the government of Slovakia. The MOU outlines areas in which the government and U. S. Steel will work together to help create a more competitive environment and conditions for USSK. Incentives the government of Slovakia agreed to provide include potential participation in a renewable energy program that provides the opportunity to reduce electricity costs, as well as the potential for government grants and other support concerning investments in environmental control technology. Although there are many conditions and uncertainties regarding the grants, including matters controlled by the EU, the value of these incentives as stated in the MOU could be as much as €75 million (approximately $84 million). U. S. Steel also agreed to pay the government of Slovakia specified declining amounts should U. S. Steel sell USSK within five years of the date of the MOU. We continue to work closely with the government of Slovakia to monitor the progress of the respective commitments and to achieve the incentives described in the MOU.
Slovakia adopted a new waste code in March 2015 that became effective January 1, 2016. This legislation implements the EU Waste Framework Directive that strictly regulates waste disposal and encourages recycling, among other provisions, by increasing fees for waste disposed of in landfills, including privately owned landfills. The impact of this legislation is estimated to be €2 million (approximately $2 million) annually.

The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BAT) to reduce environmental impacts as well as compliance with BAT associated emission levels. This directive includes operational requirements for air emissions, wastewater discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Producers were required to be in compliance with the iron and steel BAT as of March 8, 2016, unless specific exceptions or extensions are granted by the Slovak environmental authority. The Company has updated operating permits for different facilities involved in producing iron and steel in accordance with the new BAT requirements. Through this process for some facilities, the Company has obtained extensions from the 2016 compliance deadline in order to meet or exceed the BAT requirements. Compliance with stricter emission limits going beyond BAT requirements makes us eligible for EU funding support and prepares us for any further tightening of environmental protection standards. Our most recent broad estimate of likely capital expenditures for projects to comply with or go beyond the BAT requirements is approximately €130 million (approximately $145 million).

The EU has various programs under which funds are allocated to member states to implement broad public policies which are then awarded by the member states to public and private entities on a competitive basis. The funding intensity under these programs currently ranges from 55 percent of defined eligible costs on a project under the standard state scheme to 90 percent on a recently approved ad hoc scheme to improve the air quality in the Košice region of Slovakia. This could potentially reduce our net cash expenditures to approximately €90 million(approximately $100 million). The actual amount of capital spending will be dependent upon the actual amount of incentive grants received.

We also believe there will be increased operating costs of approximately €6 million (approximately $7 million) annually associated with these projects, such as increased energy and maintenance costs.

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

Environmental Remediation
U. S. Steel has been identified as a potentially responsible party (PRP) at nine sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) as of September 30, 2016. Of these, there are three sites related to U. S. Steel where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but where sufficient information is not presently available to confirm the existence of liability or to make a reasonable estimate with respect to any potential liabilities. There are also 20 additional sites related to U. S. Steel where U. S. Steel may be liable for remediation costs under other environmental statues, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share, is frequently dependent upon the outcome of ongoing investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as remediation obligations arise, charges in excess of those previously accrued may be required.
For further discussion of relevant environmental matters, see "Part II. Other information - Item 1. Legal Proceedings - Environmental Proceedings."
During the first nine months of 2016, U. S. Steel recorded a net decrease of $12 million to our accrued balance for environmental matters for U.S. and international facilities. The total accrual for such liabilities at September 30, 2016 was $185 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in Note 14 to the Consolidated Financial Statements.
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
OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any new material off-balance sheet arrangements during the third quarter of 2016.

OUTLOOK

As we move through the rest of 2016, operational issues remain a headwind for us, as we continue to recover from unplanned outages in the third quarter, while also completing our planned maintenance outages. We have identified the critical assets that require additional capital investment and increased maintenance spending in order to improve our reliability and quality, and to lower our costs. We plan to use our strong cash and liquidity position to expedite the revitalization of our facilities and to fund additional growth projects. This will enhance the ongoing development of the differentiated solutions that make us a strategic business partner for our customers. We continue to make progress on our Carnegie Way transformation, and we have many opportunities ahead of us.

If market conditions, which include spot prices, customer demand, import volumes, supply chain inventories, rig counts and energy prices, remain at their current levels, we expect:

•	2016 net loss of approximately $355 million, or a loss of $2.26 per share, and adjusted EBITDA of approximately $475 million;

•	Results for our Flat-Rolled and European segments to be higher than 2015 results and results for our Tubular segment to be lower than 2015 results;

•
To be cash positive for the year, including net proceeds from our equity offering of $482 million and approximately $500 million of cash benefits from working capital improvement in 2016, primarily related to better inventory management, driven by improved sales and operations planning practices; and

•	Improved results for Other Businesses and approximately $52 million of postretirement benefit income.
We believe market conditions will change, and as changes occur during the balance of 2016, our net loss and adjusted EBITDA should change consistent with the pace and magnitude of changes in market conditions.

Please refer to the non-GAAP Financial Measures section of this document for the reconciliation of the Outlook net earnings to adjusted EBITDA.

UNITED STATES STEEL CORPORATION
RECONCILIATION OF ANNUAL ADJUSTED EBITDA OUTLOOK

Year Ended
Dec. 31
(Dollars in millions)	2016
Reconciliation to Projected Annual Adjusted EBITDA Included in Outlook
Projected net loss attributable to United States Steel Corporation included in Outlook	$(355)
Estimated income tax expense	40
Estimated net interest and other financial costs	270
Estimated depreciation, depletion and amortization	505
Restructuring, impairment and other charges	15

Estimated projected annual adjusted EBITDA included in Outlook	$475

Adjusted EBITDA is a non-GAAP measure that excludes the effects of items such as restructuring charges, impairment charges and losses associated with U. S. Steel Canada Inc. We present adjusted EBITDA to enhance the understanding of our ongoing operating performance and established trends affecting our core operations, particularly cash generating activity, by excluding the effects of items such as restructuring charges, impairment charges and losses associated with non-core operations that can obscure underlying trends. U. S. Steel’s management considers adjusted EBITDA useful to investors by facilitating a comparison of our operating performance to the operating performance of our competitors, many of which use adjusted EBITDA as an alternative measure of operating performance. Additionally, the presentation of adjusted EBITDA provides insight into management’s view and assessment of the Company’s ongoing operating performance, because management does not consider the adjusting items when evaluating the Company’s financial performance or in preparing the Company’s annual financial outlook. Adjusted EBITDA should not be considered a substitute for net earnings (loss) or other financial measures as computed in accordance with U.S. GAAP and is not necessarily comparable to similarly titled measures used by other companies.
INTERNATIONAL TRADE

U. S. Steel continues to lead the industry in efforts to address illegal dumping and subsidized imports that injure the economic health of our country, our Company and our workers.

On June 3, 2015, U. S. Steel filed antidumping (AD) and countervailing duty (CVD) cases against China, India, Italy, South Korea, and Taiwan for the import of unfairly traded corrosion-resistant steel (CORE). On June 2, 2016, the U.S. Department of Commerce (DOC) issued its affirmative CVD determinations against China, India, Italy, and South Korea, and affirmative AD determinations against China, India, Italy, South Korea, and Taiwan. On June 24, 2016, the U.S. International Trade Commission (USITC) determined that the U.S. industry is materially injured by reason of imports of CORE from all five countries. Following the USITC's affirmative determinations, the DOC published its AD and CVD orders on July 25, 2016. U.S. Customs and Border Protection (CBP) is now enforcing these decisions and collecting AD and CVD duties.

On July 28, 2015, U. S. Steel filed AD and CVD petitions charging that unfairly-traded imports of cold-rolled steel products from Brazil, China, India, Japan, South Korea, the Netherlands, Russia, and the United Kingdom are causing material injury to the domestic industry and that the foreign producers in Brazil, China, India, South Korea, and Russia benefit from numerous countervailable subsidies. On May 24, 2016, the DOC published its final determinations in the AD investigations against China and Japan and the CVD investigation against China. On June 22, 2016, the USITC announced its affirmative determinations against China and Japan on the basis of cumulated subject imports from all seven countries. The DOC published its AD and CVD order against China and Japan on July 14, 2016. For the remaining countries - Brazil, India, South Korea, Russia, and the United Kingdom - the DOC issued its final AD and CVD determinations on July 29, 2016, which was followed by a final affirmative injury determination by the USITC against Brazil, India, South Korea, and the United Kingdom. The DOC published its final AD and CVD orders on September 20, 2016. CBP is now enforcing these decisions and collecting AD duties on cold-rolled steel imports from Brazil, China, India, Japan, South Korea, and the United Kingdom, and CVD duties on imports from Brazil, China, India, and South Korea.

On August 11, 2015, U. S. Steel filed AD and CVD petitions for the imposition of duties on hot-rolled coil from Australia, Brazil, Japan, South Korea, the Netherlands, Turkey, and the United Kingdom. On August 12, 2016, the DOC published affirmative final determinations in the CVD investigations against Brazil, South Korea, and Turkey and the AD investigations against Australia, Brazil, Japan, South Korea, the Netherlands, Turkey, and the United Kingdom. On September 12, 2016, the USITC announced its determination that the industry in the United States is materially injured by reason of imports of hot-rolled steel products from Australia, Brazil, Japan, South Korea, the Netherlands, and the United Kingdom, as well as subject imports from Turkey, that were sold in the United States at less than fair value. The DOC published AD and CVD orders on October 3, 2016.

At present, U. S. Steel is also involved in several appeals filed with the Court of International Trade from the Oil Country Tubular Goods (OCTG) cases. In addition to defending on-going appeals, U. S. Steel continues to be actively engaged in relevant administrative reviews and five-year ("sunset") reviews before the USITC and the DOC.

In April 2016, U. S. Steel launched a case under Section 337 of the Tariff Act of 1930 against ten of the eleven largest Chinese producers and their distributors. The complaint alleges three causes of action: 1) illegal conspiracy to fix prices and control output and export volumes; 2) the theft of trade secrets through industrial espionage; 3) circumvention of duties by false labeling and transshipment. On May 26, 2016, the USITC instituted an investigation on all three causes. The remedy sought in the petition is the barring of Chinese steel and alloy products from the U.S. market. Of the original forty named respondents, twenty Chinese producers and distributors failed to appear and defaults have been entered against them, including the ninth largest steel company in China (which is also the eighteenth largest in the world). The case is now in the discovery phase. There are three pending, fully briefed motions before the Administrative Law Judge. Chinese respondents have filed motions to terminate the price fixing and the false designation of origin claims, and U. S. Steel has filed a motion to compel the production of documents. Decisions on these pending motions are imminent.

In September 2016, U. S. Steel, along with other steel producers, filed requests with the DOC to investigate whether imports of cold-rolled steel and corrosion-resistant steel from Vietnam are circumventing existing antidumping/countervailing duty orders on these products from China. These cases were brought to address concerns that Chinese producers have been diverting merchandise to Vietnam to undergo minor processing, before exporting these products to the United States. Within 45 days of filing, the DOC will determine whether to initiate the request for a circumvention ruling and whether to issue a simultaneous preliminary determination that leads to the suspension or liquidation of imports of these products. The entire proceeding should be completed within 300 days, unless the deadline is extended by the DOC.

In the EU, USSK is participating in and cooperating with the European Commission's (EC) dumping action concerning hot-rolled steel flat products from China, which was initiated in February 2016. On October 6, 2016, the EC imposed provisional duties on hot-rolled steel flat products imported from China of between 13.2 and 22.6 percent. These duties are intended to offset the harm caused to the domestic steel industry by below-cost Chinese imports. The EC is expected to impose definitive duties in May 2017.

On July 7, 2016, the EC opened an investigation against Russia, Ukraine, Serbia, Iran and Brazil to determine whether exporters of hot-rolled coil from the subject countries sold in the EU below cost, and to assess whether the subject imports caused injury to the industry. If the case is successful, duties could be levied against hot-rolled steel products from the subject countries. The EC is expected to impose provisional duties in April 2017.

On February 13, 2016, the EC initiated an investigation to determine whether imports of heavy steel plate from China are being sold in the EU below cost, and to assess whether such imports are harming the domestic industry. On October 6, 2016, the EC imposed provisional dumping duties of between 65.1 and 73.7 percent on imports of heavy steel plate from China. The EC is expected to impose definitive duties in May 2017.

USSK actively participated in an investigation concerning cold-rolled steel flat products from China and Russia. On July 29, 2016, the EC imposed definitive dumping duties of between 19.7 and 22.1 percent against Chinese imports and between 18.7 and 36.1 percent against Russian imports of cold-rolled steel flat products.

U. S. Steel continually assesses the impact of imports from foreign countries on our business, and continues to execute a broad, global strategy to enhance the means and manner in which it competes in the U.S. market and internationally. In an effort to mitigate the negative impact of unfairly traded foreign imports on our business, U. S. Steel has commenced substantive work with regional trade partners and organizations, and outlined a robust engagement with the Administration to tackle global overcapacity. Across diverse platforms, U. S. Steel is leveraging its unique experience, knowledge, and reputation to forge alliances and partnerships to advance innovative structural changes to commercial and legal regimes to better position and support the U.S. steel industry in the 21st century and beyond.
NEW ACCOUNTING STANDARDS
See Note 2 to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in U. S. Steel's exposure to market risk from December 31, 2015.

Item 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2016. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION
SUPPLEMENTAL STATISTICS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
SEGMENT EARNINGS (LOSS) BEFORE INTEREST AND INCOME TAXES:
Flat-Rolled	$114	$(18)	$(68)	$(149)
U. S. Steel Europe	81	18	122	75
Tubular	(75)	(50)	(217)	(115)
Total reportable segments	120	(50)	(163)	(189)
Other Businesses	18	10	42	24
Items not allocated to segments:
Postretirement benefit income (expense)	8	(11)	36	(38)
Other items not allocated to segments:
Impairment of intangible assets	(14)	—	(14)	—
Loss on shutdown of Fairfield Flat-Rolled Operations (a)	—	(91)	—	(91)
Loss on write-down of retained interest in USSC	—	(16)	—	(271)
Restructuring and other charges and adjustments	—	(12)	(2)	(31)
Loss on shutdown of coke production facilities	—	—	—	(153)
Total earnings (loss) before interest and income taxes	$132	$(170)	$(101)	$(749)
CAPITAL EXPENDITURES
Flat-Rolled (b)	$23	$63	$97	$196
U. S. Steel Europe	17	33	68	78
Tubular	11	35	81	75
Other Businesses	—	2	22	5
Total (c)	$51	$133	$268	$354
OPERATING STATISTICS
Average realized price: ($/net ton) (d)
Flat-Rolled	$718	$674	$658	$712
U. S. Steel Europe	503	516	483	527
Tubular	1,049	1,264	1,094	1,516
Steel Shipments:(d)(e)
Flat-Rolled	2,535	2,676	7,725	8,005
U. S. Steel Europe	1,105	1,020	3,235	3,375
Tubular	103	154	262	465
Raw Steel Production:(e)
Flat-Rolled	2,734	3,240	8,248	8,916
U. S. Steel Europe	1,279	1,133	3,689	3,615
Raw Steel Capability Utilization: (f)
Flat-Rolled	64%	66%	65%	61%
U. S. Steel Europe	102%	90%	98%	97%
(a) Fairfield Flat-Rolled Operations include the blast furnace and associated steelmaking operations, along with most of the flat-rolled finishing operations at Fairfield Works. The slab and rounds casters and the #5 coating line continue to operate.
(b) The prior period amount for the nine months ended September 30, 2015 has been revised to correct a prior period error that resulted in decreased capital expenditures of $55 million. Without the correction, total capital expenditures for the Company for the nine months ended September 30, 2015 would have been $409 million.
(c) Excludes the non-cash (decrease) increase in accrued capital expenditures of $(114) million and $49 million for the nine months ended September 30, 2016, and 2015, respectively.
(d) Excludes intersegment transfers.
(e) Thousands of net tons.
(f) Based on annual raw steel production capability of 17.0 million net tons for Flat-Rolled and 5.0 million net tons for U. S. Steel Europe. Prior to the permanent shutdown of the blast furnace and associated steelmaking operations, along with most of the flat-rolled finishing operations at Fairfield Works late in the third quarter of 2015, annual raw steel production capability for Flat-Rolled was 19.4 million tons.
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

ENVIRONMENTAL PROCEEDINGS

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of September 30, 2016, under federal and state environmental laws. Information about specific sites where U. S. Steel is or has been engaged in significant cleanup or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

At September 30, 2016, U. S. Steel has received information requests or been identified as a PRP at a total of nine CERCLA sites, three of which liability has not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at the other six sites will be between $100,000 and $1 million for five of the sites, and over $5 million for one site as described below.

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

There has been no material change in the status of the project during the nine months ended September 30, 2016. Additional study, investigation and oversight costs, and implementation of U. S. Steel's preferred remedial alternatives on the upland property and Estuary are currently estimated as of September 30, 2016 at approximately $48 million.

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

Gary Works

U. S. Steel has closed three hazardous waste disposal (HWD) sites located on plant property at Gary Works: HWD-5, HWD-2 and Hazardous Waste Treatment (HWT) Unit No. 2. Aside from HWT-2, which is complete, the other units are in post-closure monitoring. As of September 30, 2016, the accrued liability for retention of contractual guarantees at these sites was reduced to approximately $0.4 million.

On October 23, 1998, the EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measures Study (CMS) and Corrective Measure Implementation. While work continues on several items, there has been no material change in the status of the project during the nine months ended September 30, 2016. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $30 million as of September 30, 2016, based on our current estimate of known remaining costs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). While preliminary approval of the conceptual CAMU design has been granted by the UDEQ, there has been no material change in the status of the project during the nine months ended September 30, 2016. U. S. Steel has an accrued liability of approximately $63 million as of September 30, 2016, for our estimated share of the remaining costs of remediation.

USS-POSCO Industries (UPI)

A joint venture in Pittsburg, California between subsidiaries of U. S. Steel and POSCO, UPI's facilities were previously owned and operated solely by U. S. Steel which retains primary responsibility for the existing environmental conditions. The California Department of Toxic Substances Control (DTSC) recently approved U. S. Steel’s preferred remedial plan to address groundwater impacts from trichloroethylene at the facility. Remedy implementation began during the first quarter of 2016 and continued during the nine months ended September 30, 2016. Evaluations continue for the three SWMUs known as the Northern Boundary Group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the DTSC. As such, there has been no material change in the status of the project during the nine months ended September 30, 2016. As of September 30, 2016, approximately $3 million has been accrued for ongoing environmental studies, investigations and remedy implementation. Significant additional costs associated with this site are possible and are referenced in Note 20 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, the EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) on December 11, 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM), with the approval of the EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. While work continues on different aspects of the program, there has been no material change in the status of the project during the nine months ended September 30, 2016. In total, the accrued liability for remaining work under the Corrective Action Program, including the former Ensley facility, was approximately $160,000 at September 30, 2016. Significant additional costs associated with this site are possible and are referenced in Note 20 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairless Plant

In April, 1993, U. S. Steel entered into a consent order with the EPA pursuant to RCRA, under which U. S. Steel would perform Interim Measures (IM), an RFI and CMS at our Fairless Plant. A Phase I RFI Final Report was submitted in September of 1997. With EPA’s agreement, in lieu of conducting subsequent phases of the RFI and the CMS, U. S. Steel has been working through the Pennsylvania Department of Environmental Protection Act 2 Program to characterize and remediate facility parcels for redevelopment. While work continues on these items, there has been no material change in the status of the project during the nine months ended September 30, 2016. As of September 30, 2016, the accrued liability to maintain the interim measures, and clear properties through the Act 2 process is approximately $250,000. Significant additional costs associated with this site are possible and are referenced in Note 20 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (OEPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Area of Contamination was submitted in March 2012. While work continues on the implementation of the Phase II RFI work plan that addresses additional soil investigations, site wide groundwater and the pipe mill lagoon, there has been no material change in the status of the project during the nine months ended September 30, 2016. As of September 30, 2016, costs to complete additional projects are estimated to be approximately $203,000. Significant additional costs associated with this site are possible and are referenced in Note 20 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Joliet Works

The 50-acre parcel at the former Joliet Works is enrolled in the Illinois Environmental Protection Agency’s (IEPA) voluntary Site Remediation Program. The Program requires investigation and establishment of cleanup objectives followed by submission/approval of a Remedial Action Plan (RAP) to meet those objectives. The 50-acre parcel was divided into four (4) subareas with remedial activities completed in 2015 for three (3) subareas. While work continues to define the requirements for further investigation of the remaining parcel, there has been no material change in the status of the project during the nine months ended September 30, 2016. U. S. Steel has an accrued liability of $309,000 as of September 30, 2016. Significant additional costs associated with this site are possible and are referenced in Note 20 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Cherryvale (KS) Zinc

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation was essentially completed in 2007 and U. S. Steel and SSB continue to work with KDHE to address the remaining issues. The Consent Order was amended on May 3, 2013, to investigate potential contamination beyond the boundary of the former zinc smelting operation. On September 15, 2015, the Consent Order was further amended for an early soil removal action at certain properties in Cherryvale which has been completed. While work continues on investigations beyond the former operations area, there has been no material change in the status of the project during the nine months ended September 30, 2016. As of September 30, 2016, an accrual of approximately $190,000 remains available for addressing these outstanding issues.

Air Related Matters

Great Lakes Works

On May 27, 2015, Great Lakes Works received a Violation Notice in which MDEQ alleged that U. S. Steel did not obtain a required permit to install a BOP vessel replacement that occurred in November 2014. U. S. Steel responded to MDEQ on June 17, 2015.

Although discussions with MDEQ regarding the foregoing alleged violation is ongoing and the resolution of this matter is uncertain at this time, it is not anticipated that the result of those discussions will be material to U. S. Steel.

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

Minnesota Ore Operations

On February 6, 2013, the EPA published a Federal Implementation Plan (FIP) that applies to taconite facilities in Minnesota. The FIP establishes and requires emission limits and the use of low nitrogen oxide (NOx) reduction technology on indurating furnaces as Best Available Retrofit Technology. While U. S. Steel installed low NOx burners on three furnaces at Minntac and is currently obligated to install low NOx burners on the two other furnaces at Minntac pursuant to existing agreements and permits, the rule would require the installation of a low NOx burner on the one furnace at Keetac for which U. S. Steel did not have an otherwise existing obligation. U. S. Steel estimates expenditures associated with the installation of low NOx burners could be as high as $25 to $30 million. On June 14, 2013, the Eighth Circuit Court of Appeals stayed the effectiveness of the FIP. The EPA also published a final rule denying the approval of the Minnesota State Implementation Plan (SIP), which did not require the installation of low NOx burners and determined the applicable Best Available Retrofit Technology on a case-by-case basis. U. S. Steel and other taconite facilities have petitioned the Eighth Circuit for judicial review of the final rule denying the SIP. In April 2016, EPA promulgated a revised Federal Implementation Plan (FIP) that applies to taconite facilities. In June 2016, U. S. Steel and other taconite facilities petitioned the Eighth Circuit Court of Appeals for judicial review of the revised FIP. U. S. Steel continues to negotiate with EPA to resolve the issues identified in the petitions. It is likely that any adverse resolution would be material to U. S. Steel; however, we are unable to estimate the amount, if any, at this time.

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

ASBESTOS LITIGATION
As of September 30, 2016, U. S. Steel was a defendant in approximately 840 active cases involving approximately 3,335 plaintiffs. The vast majority of these cases involve multiple defendants. At December 31, 2015, U. S. Steel was a defendant in approximately 820 active cases involving approximately 3,315 plaintiffs. About 2,500, or approximately 76 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the nine months ended September 30, 2016, settlements and other dispositions resolved approximately 180 cases, and new case filings added approximately 200 cases. During 2015, settlements and other dispositions resolved approximately 415 cases, and new case filings added approximately 275 cases.
The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2013	3,330	250	240	3,320
December 31, 2014	3,320	190	325	3,455
December 31, 2015	3,455	415	275	3,315
September 30, 2016	3,315	180	200	3,335
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

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

10.1	Administrative Procedures for the Executive Management Annual Incentive Compensation Program under the United States Steel Corporation Annual Incentive Compensation Plan, as amended November 1, 2016.

10.2	United States Steel Corporation Non Tax-Qualified Retirement Account Program, amended effective as of January 1, 2016.

10.3	United States Steel Corporation Supplemental Thrift Program, as amended November 1, 2016.

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
November 2, 2016
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.