Form 10-Q
period 2017-03-31
UNITED STATES STEEL CORP
filed 2017-04-26
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
(412) 433-1121
(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ✓ ] No [    ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company(a) __
(Do not check if a smaller reporting company)
(a) If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes     No ✓
Common stock outstanding at April 20, 2017 – 174,659,943 shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements” within the meaning of Section 27 of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections. Generally, we have identified such forward-looking statements by using the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “target,” “forecast,” “aim,” "should," “will” and similar expressions or by using future dates in connection with any discussion of, among other things, operating performance, trends, events or developments that we expect or anticipate will occur in the future, statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts, but instead represent only the Company’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as of the time made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to the risks and uncertainties described in this report and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

References in this Quarterly Report on Form 10-Q to "U. S. Steel," "the Company," "we," "us," and "our" refer to United States Steel Corporation and its consolidated subsidiaries unless otherwise indicated by the context.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2017	2016
Net sales:
Net sales	$2,412	$2,026
Net sales to related parties (Note 18)	313	315
Total	2,725	2,341
Operating expenses (income):
Cost of sales (excludes items shown below)	2,561	2,436
Selling, general and administrative expenses	97	69
Depreciation, depletion and amortization	137	129
Earnings from investees	(4)	(45)
Restructuring and other charges (Note 19)	33	10
Net (gain) loss on disposal of assets	(1)	3
Total	2,823	2,602
Loss before interest and income taxes	(98)	(261)
Interest expense	58	53
Interest income	(4)	(1)
Other financial costs	9	13
Net interest and other financial costs (Note 7)	63	65
Loss before income taxes	(161)	(326)
Income tax provision (Note 9)	19	14
Net loss	(180)	(340)
Less: Net earnings attributable to noncontrolling interests	—	—
Net loss attributable to United States Steel Corporation	$(180)	$(340)
Loss per common share (Note 10):
Loss per share attributable to United States Steel Corporation stockholders:
-Basic	$(1.03)	$(2.32)
-Diluted	$(1.03)	$(2.32)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Net loss	$(180)	$(340)
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	23	61
Changes in pension and other employee benefit accounts	46	(224)
Other	—	11
Total other comprehensive loss, net of tax	69	(152)
Comprehensive loss including noncontrolling interest	(111)	(492)
Comprehensive income attributable to noncontrolling interest	—	—
Comprehensive loss attributable to United States Steel Corporation	$(111)	$(492)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,326	$1,515
Receivables, less allowance of $27 and $25	1,116	976
Receivables from related parties, less allowance of $268 and $265 (Note 18)	283	272
Inventories (Note 11)	1,718	1,573
Other current assets	35	20
Total current assets	4,478	4,356
Property, plant and equipment	14,210	14,196
Less accumulated depreciation and depletion	10,330	10,217
Total property, plant and equipment, net	3,880	3,979
Investments and long-term receivables, less allowance of $10 and $10	533	528
Long-term receivables from related parties, less allowance of $1,676 and $1,627	—	—
Intangibles – net (Note 5)	173	175
Deferred income tax benefits (Note 9)	4	6
Other noncurrent assets	118	116
Total assets	$9,186	$9,160
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$1,828	$1,602
Accounts payable to related parties (Note 18)	83	66
Payroll and benefits payable	320	400
Accrued taxes	140	128
Accrued interest	66	85
Current portion of long-term debt (Note 13)	281	50
Total current liabilities	2,718	2,331
Long-term debt, less unamortized discount and debt issuance costs (Note 13)	2,752	2,981
Employee benefits	1,180	1,216
Deferred income tax liabilities (Note 9)	28	28
Deferred credits and other noncurrent liabilities	334	329
Total liabilities	7,012	6,885
Contingencies and commitments (Note 20)
Stockholders’ Equity (Note 16):
Common stock (176,424,554 shares issued) (Note10)	176	176
Treasury stock, at cost (1,786,599 shares and 2,614,378 shares)	(119)	(182)
Additional paid-in capital	3,969	4,027
Accumulated deficit	(425)	(250)
Accumulated other comprehensive loss (Note 17)	(1,428)	(1,497)
Total United States Steel Corporation stockholders’ equity	2,173	2,274
Noncontrolling interests	1	1
Total liabilities and stockholders’ equity	$9,186	$9,160

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
Increase (decrease) in cash and cash equivalents
Operating activities:
Net loss	$(180)	$(340)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	137	129
Restructuring and other charges (Note 19)	33	10
Provision for doubtful accounts	1	—
Pensions and other postretirement benefits	14	(9)
Deferred income taxes	2	9
Net (gain) loss on disposal of assets	(1)	3
Distributions received, net of equity investees earnings	(4)	(43)
Changes in:
Current receivables	(146)	(63)
Inventories	(140)	285
Current accounts payable and accrued expenses	116	72
Income taxes receivable/payable	15	5
Bank checks outstanding	(1)	24
All other, net	19	31
Net cash (used in) provided by operating activities	(135)	113
Investing activities:
Capital expenditures	(47)	(148)
Change in restricted cash, net	(3)	(3)
Investments, net	(1)	(1)
Net cash used in investing activities	(51)	(152)
Financing activities:
Repayment of long-term debt	—	(17)
Dividends paid	(9)	(7)
Receipt from exercise of stock options	12	—
Taxes paid for equity compensation plans (Note 3)	(7)	—
Net cash used in financing activities	(4)	(24)
Effect of exchange rate changes on cash	1	13
Net decrease in cash and cash equivalents	(189)	(50)
Cash and cash equivalents at beginning of year	1,515	755
Cash and cash equivalents at end of period	$1,326	$705

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
The year-end Consolidated Balance Sheet data was derived from audited statements but does not include all disclosures required for complete financial statements by accounting principles generally accepted in the United States of America (U.S. GAAP). The other information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which should be read in conjunction with these financial statements.
Change in Accounting Estimate - Capitalization and Depreciation Method
During the first quarter of 2017, U. S. Steel completed a review of its accounting policy for property, plant and equipment depreciated on a group basis. As a result of this review, U. S. Steel changed its accounting method for property, plant and equipment from the group method of depreciation to the unitary method of depreciation, effective as of January 1, 2017. The Company believes the change from the group method to the unitary method of depreciation is preferable under U.S. GAAP as it will result in a more precise estimate of depreciation expense. Additionally, the change to the unitary method of depreciation is consistent with the depreciation method applied by our competitors, and improves the comparability of our results to our competitors. Our change in the method of depreciation is considered a change in accounting estimate effected by a change in accounting principle and has been applied prospectively. Due to the application of the unitary method of depreciation and resultant change in our capitalization policy, maintenance and outage spending that had previously been expensed will now be capitalized if it extends the useful life of the related asset. The effect of the change was a decrease in both income from continuing operations and net income by $2 million (which consists of increased depreciation expense of $19 million as a result of the impact of unitary depreciation on the existing net book value of fixed assets, as noted below, and the capitalization of maintenance and outage spending partially offset by a $17 million decrease in cost of sales due to the capitalization of maintenance and outage spending that would have been previously expensed) and a decrease in diluted earnings per share of $0.01 for the three months ended March 31, 2017. The tax effect of this change was immaterial to the consolidated financial statements.
U. S. Steel's property, plant and equipment totaled $3,979 million at December 31, 2016. U. S. Steel allocated the existing net book value of group assets at the transition date to approximate a unitary depreciation methodology, and the fixed assets will be depreciated over their estimated remaining useful lives as follows:

(In millions)
Remaining Useful Life of Assets	Net Book Value at December 31, 2016
Under 5 years	$597
6-10 years	629
11-15 years	765
15-20 years	654
21-25 years	363
Over 25 years	479
Assets not subject to depreciation	492
Total	$3,979

2.    New Accounting Standards
On March 10, 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Compensation - Retirement Benefits (ASU 2017-07). ASU 2017-07 requires an employer who offers defined benefit and post retirement benefit plans to report the service cost component of the net periodic benefit cost in the same line item or items as other compensation cost arising from services rendered by employees during the period. The other components of net period benefit costs are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The ASU also allows for the service cost component of net periodic benefit cost to be eligible for capitalization into inventory when applicable. ASU 2017-07 is effective for periods beginning after December 15, 2017, including interim periods within those annual periods; early adoption is permitted. U. S. Steel is currently evaluating the financial implications of adopting ASU 2017-07.
On August 26, 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows by addressing eight specific cash receipt and cash payment issues. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. U. S. Steel is evaluating the financial statement implications of adopting ASU 2016-15.
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
On May 28, 2014, the FASB and the International Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016; early application is not permitted. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date (ASU 2015-14). ASU 2015-14 defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and only permits entities to adopt the standard one year earlier as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. U. S. Steel is currently reviewing the significant customer contracts and associated revenue streams, accounting policies, information technology systems and related internal controls in anticipation of adopting ASU 2014-09 using a full retrospective approach on January 1, 2018. U. S. Steel does not expect a material financial statement impact relating to the adoption of this ASU.
3.    Recently Adopted Accounting Standards
On March 30, 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-09, Compensation - Stock Compensation (ASU 2016-09). ASU 2016-09 simplifies the accounting and reporting of certain aspects of shared-based payment transactions, including income tax treatment of excess tax benefits, forfeitures, classification of share-based awards as either equity or liabilities, and classification in the statement of cash flows for certain share-based transactions related to tax benefits and tax payments. ASU 2016-09 was effective for public business entities for annual periods beginning after December 15, 2016.
On January 1, 2017, the Company adopted the provisions of ASU 2016-09. The adoption of ASU 2016-09 did not have a significant impact on the Company’s Consolidated Financial Statements and included the following items: (1) adoption on a prospective basis of the recognition of excess tax benefits and tax deficiencies in the Company’s income tax expense line in the Consolidated Statement of Operations for vested and exercised equity awards as discrete items in the period in which they occur; (2) adoption on a prospective basis of the classification of excess tax benefits in cash flows from operations in the Company’s Consolidated Statement of Cash Flows; (3) adoption on a retrospective basis of the classification of cash paid by the Company for directly withholding shares for tax withholding purposes in cash flows from financing activities, and (4) adoption on a prospective basis for the exclusion of the amount of excess tax benefits when applying the treasury stock method for the Company’s diluted earnings per share calculation.
Additionally, the Company continues to withhold the statutory minimum taxes for participants in the Company’s stock-based compensation plans and estimates forfeiture rates at the grant date and the expected term of its equity awards based on historical results.
On July 22, 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11). ASU 2015-11 requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. ASU 2015-11 will not apply to inventories that are measured using either the last-in, first-out (LIFO) method or the retail inventory method. ASU 2015-11 was effective for public entities for financial statements issued for fiscal years beginning after December 15, 2016. U. S. Steel adopted ASU 2015-11 on January 1, 2017. The adoption did not have a significant financial statement impact to U. S. Steel.
4.    Segment Information
U. S. Steel has three reportable segments: Flat-Rolled Products (Flat-Rolled), which consists of the following three commercial entities, which directly interact with our customers and service their needs: (1) automotive, (2) consumer, and (3) industrial, service center and mining; U. S. Steel Europe (USSE); and Tubular Products (Tubular). The results of our railroad and real estate businesses that do not constitute reportable segments are combined and disclosed in the Other Businesses category.
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

The results of segment operations for the three months ended March 31, 2017 and 2016 are:

(In millions) First Quarter 2017	Customer Sales	Intersegment Sales	Net Sales	Earnings (loss) from investees	Earnings (loss) before interest and income taxes
Flat-Rolled	$1,865	$21	$1,886	$3	$(90)
USSE	673	13	686	—	87
Tubular	171	—	171	1	(57)
Total reportable segments	2,709	34	2,743	4	(60)
Other Businesses	16	30	46	—	13
Reconciling Items and Eliminations	—	(64)	(64)	—	(51)
Total	$2,725	$—	$2,725	$4	$(98)

First Quarter 2016
Flat-Rolled	$1,732	$16	$1,748	$43	$(188)
USSE	476	1	477	—	(14)
Tubular	108	—	108	2	(64)
Total reportable segments	2,316	17	2,333	45	(266)
Other Businesses	25	27	52	—	14
Reconciling Items and Eliminations	—	(44)	(44)	—	(9)
Total	$2,341	$—	$2,341	$45	$(261)
The following is a schedule of reconciling items to consolidated earnings (loss) before interest and income taxes:

	Three Months Ended March 31,
(In millions)	2017	2016
Items not allocated to segments:
Postretirement benefit (expense) / income (a)	$(16)	$16
Other items not allocated to segments:
Loss on shutdown of certain tubular assets (b)	(35)	—
Supplemental unemployment and severance costs (c)	—	(25)
Total other items not allocated to segments	(35)	(25)
Total reconciling items	$(51)	$(9)
(a) Consists of the net periodic benefit cost elements, other than service cost and amortization of prior service cost for active employees, associated with our defined pension, retiree health care and life insurance benefit plans.
(b) Included in Restructuring and other charges in the Consolidated Statement of Operations. See Note 19 to the Consolidated Financial Statements.
(c) Approximately $15 million is included in Cost of sales and approximately $10 million is included in Restructuring and other charges in the Consolidated Statement of Operations. See Note 19 to the Consolidated Financial Statements.

5.     Intangible Assets
Intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of March 31, 2017			As of December 31, 2016
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	12 Years	$133	$61	$72	$132	$59	$73
Patents	5-10 Years	22	3	19	22	2	20
Other	2-10 Years	14	7	7	14	7	7
Total amortizable intangible assets		$169	$71	$98	$168	$68	$100
The carrying amount of acquired indefinite lived water rights as of March 31, 2017 and December 31, 2016 totaled $75 million. The research and development activities of the Company's acquired indefinite lived in-process research and development patents was completed during the fourth quarter of 2016 and are now being amortized over their useful lives of approximately 10 years. The indefinite lived intangible assets are tested for impairment annually in the third quarter, or whenever events or circumstances indicate that the carrying value may not be recoverable.
Identifiable intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying values may not be recoverable.
Amortization expense was $3 million and $2 million in the three months ended March 31, 2017 and March 31, 2016, respectively. The estimated future amortization expense of identifiable intangible assets during the next five years is $6 million for the remaining portion of 2017 and $9 million each year from 2018 to 2021.
6.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost (income) for the three months ended March 31, 2017 and 2016:

	Pension Benefits		Other Benefits
(In millions)	2017	2016	2017	2016
Service cost	$12	$13	$4	$5
Interest cost	59	65	23	25
Expected return on plan assets	(97)	(105)	(16)	(37)
Amortization of prior service cost	—	3	7	6
Amortization of actuarial net loss	37	32	1	—
Net periodic benefit cost (income), excluding below	11	8	19	(1)
Multiemployer plans	15	17	—	—
Settlement, termination and curtailment losses (a)	4	—	—	—
Net periodic benefit cost (income)	$30	$25	$19	$(1)
(a) During the first quarter of 2017, the non-qualified pension plan incurred settlement charges of approximately $4 million due to lump sum payments for certain individuals.
Employer Contributions
During the first three months of 2017, U. S. Steel made cash payments of $15 million to the Steelworkers’ Pension Trust and $7 million of pension payments not funded by trusts.
During the first three months of 2017, cash payments of $14 million were made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $9 million and $11 million for the three months ended March 31, 2017 and 2016, respectively.
Non-retirement postemployment benefits
U. S. Steel incurred costs of less than $1 million and $15 million for the three months ended March 31, 2017 and 2016, respectively, related to the accrual of employee costs for supplemental unemployment benefits and the continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others. Payments during the three months ended March 31, 2017 and 2016 were $8 million and $18 million, respectively.
7.    Net Interest and Other Financial Costs
Net interest and other financial costs includes interest expense (net of capitalized interest), interest income, financing costs, derivatives gains and losses and foreign currency remeasurement gains and losses. Foreign currency gains and losses are primarily a result of foreign currency denominated assets and liabilities that require remeasurement and the impacts of euro-U.S. dollar derivatives activity. During the three months ended March 31, 2017 and 2016, net foreign currency losses of $5 million and $8 million respectively, were recorded in other financial costs.
See Note 12 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure.

8.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee) under the 2005 Stock Incentive Plan (the Plan) and the 2016 Omnibus Incentive Compensation Plan (the Omnibus Plan), which are more fully described in Note 14 of the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and the 2017 Proxy Statement. On April 26, 2016, the Company's stockholders approved the Omnibus Plan and authorized the Company to issue up to 7,200,000 shares of U. S. Steel common stock under the Omnibus Plan. While the awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of March 31, 2017, there were 5,089,273 shares available for future grants under the Omnibus Plan.

Recent grants of stock-based compensation consist of stock options, restricted stock units, and total shareholder return (TSR) performance awards. Stock options are generally issued at the market price of the underlying stock on the date of the grant. Upon exercise of stock options, shares of U. S. Steel common stock are issued from treasury stock. The following table is a general summary of the awards made under the 2005 Plan and the Omnibus Plan during the first quarter of 2017 and 2016.

	2017		2016
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Stock Options (c)	564,360	$18.32	—	$—
Restricted Stock Units (c)	291,490	$39.03	—	$—
TSR Performance Awards (d)	121,240	$49.52	308,130	$10.02
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted-average for all grants during the quarter.
(c) There were no Stock Options or Restricted Stock Unit Awards granted during the first quarter of 2016.
(d) The number of performance awards shown represents the target value of the award.
U. S. Steel recognized pretax stock-based compensation expense in the amount of $10 million and $6 million in the three month periods ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, total future compensation expense related to nonvested stock-based compensation arrangements was $41 million, and the weighted average period over which this expense is expected to be recognized is approximately 1 year.

Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The stock options generally vest ratably over a three-year service period and have a term of ten years.

Black-Scholes Assumptions	2017 Grants
Grant date price per share of option award	$39.27
Exercise price per share of option award	$39.27
Expected annual dividends per share, at grant date	$0.20
Expected life in years	5
Expected volatility	57%
Risk-free interest rate	2%
Grant date fair value per share of unvested option awards as calculated from above	$18.32

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

Restricted stock units awarded as part of annual grants generally vest ratably over three years. Their fair value is the market price of the underlying common stock on the date of grant. Restricted stock units granted in connection with new-hire or retention grants cliff vest three years from the date of the grant.

TSR performance awards generally vest at the end of a three-year performance period and the value of the award is based upon U. S. Steel's total shareholder return compared to the total shareholder return of a peer group of companies over the three-year performance period. The value of the performance awards is between zero and 200 percent of the target award. The fair value of the TSR performance awards is calculated using a Monte-Carlo simulation.
9.    Income Taxes
Tax provision
For the three months ended March 31, 2017 and 2016, we recorded a tax provision of $19 million on our pretax loss of $161 million and a tax provision of $14 million on our pretax loss of $326 million, respectively. Due to the full valuation allowance on our domestic deferred tax assets, the tax provision does not reflect any tax benefit for domestic pretax losses.
The tax provision for the first three months of 2017 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss.
During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2017 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2017 could be materially different from the forecasted amount used to estimate the tax provision for the three months ended March 31, 2017.
Deferred taxes
Each quarter U. S. Steel analyzes the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion, or all, of the deferred tax asset may not be realized.

At March 31, 2017, U. S. Steel reviewed all available positive and negative evidence and determined that it is more likely than not that all of its net domestic deferred tax asset may not be realized.

U. S. Steel will continue to monitor the realizability of its deferred tax assets on a quarterly basis. In the future, if we determine that realization is more likely than not for deferred tax assets with a valuation allowance, the related valuation allowance will be reduced, and we will record a non-cash benefit to earnings.
Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in ASC Topic 740 on income taxes. The total amount of gross unrecognized tax benefits was $70 million at March 31, 2017 and $72 million at December 31, 2016. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $9 million as of both March 31, 2017 and December 31, 2016.
U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Consolidated Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of both March 31, 2017 and December 31, 2016, U. S. Steel had accrued liabilities of $4 million for interest and penalties related to uncertain tax positions.
10.    Earnings and Dividends Per Common Share
Earnings (Loss) Per Share Attributable to United States Steel Corporation Stockholders
Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period.
Diluted earnings (loss) per common share assumes the exercise of stock options, the vesting of restricted stock units and performance awards, provided in each case the effect is dilutive.
The computations for basic and diluted earnings (loss) per common share from continuing operations are as follows:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2017	2016
Loss attributable to United States Steel Corporation stockholders	$(180)	$(340)
Weighted-average shares outstanding (in thousands):
Basic	174,242	146,402
Effect of stock options, restricted stock units and performance awards	—	—
Adjusted weighted-average shares outstanding, diluted	174,242	146,402
Basic loss per common share	$(1.03)	$(2.32)
Diluted loss per common share	$(1.03)	$(2.32)
The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted earnings (loss) per common share:

	Three Months Ended March 31,
(In thousands)	2017	2016
Securities granted under the 2005 Stock Incentive Plan, as amended, and the 2016 Omnibus Incentive Compensation Plan	8,162	8,567
Dividends Paid Per Share
The dividend for the first quarter of 2017 and 2016 was five cents per common share.
11.    Inventories
Inventories are carried at the lower of cost or market for last-in, first-out (LIFO) inventories and lower of cost and net realizable value for first-in, first-out (FIFO) inventories. The LIFO method is the predominant method of inventory costing in the United States. The FIFO method is the predominant inventory costing method in

Europe. At March 31, 2017 and December 31, 2016, the LIFO method accounted for 70 percent and 75 percent of total inventory values, respectively.

(In millions)	March 31, 2017	December 31, 2016
Raw materials	$494	$449
Semi-finished products	773	686
Finished products	394	375
Supplies and sundry items	57	63
Total	$1,718	$1,573
Current acquisition costs were estimated to exceed the above inventory values by $760 million and $489 million at March 31, 2017 and December 31, 2016, respectively. As a result of the liquidation of LIFO inventories, cost of sales increased and earnings (loss) before income and income taxes decreased by $6 million and $46 million in the three months ended March 31, 2017 and March 31, 2016, respectively.
Inventory includes $51 million and $54 million of land held for residential/commercial development as of March 31, 2017 and December 31, 2016, respectively.
12.    Derivative Instruments
U. S. Steel is exposed to foreign currency exchange rate risks as a result of our European operations. USSE’s revenues are primarily in euros and costs are primarily in U.S. dollars and euros. In addition, cash requirements may be funded by intercompany loans, which may create intercompany monetary assets and liabilities in currencies other than the functional currency of the entities involved and affect income when remeasured at the end of each period.
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
As of March 31, 2017, U. S. Steel held euro forward sales contracts with a total notional value of approximately $182 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.
Additionally, U. S. Steel uses fixed-price forward physical purchase contracts to partially manage our exposure to price risk related to the purchases of natural gas and certain nonferrous metals used in the production process. During 2017 and 2016, the forward physical purchase contracts for natural gas and nonferrous metals qualified for the normal purchases and normal sales exemption described in ASC Topic 815 and were not subject to mark-to-market accounting.
The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel's consolidated financial statements as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016:

		Fair Value	Fair Value
(In millions)	Balance Sheet Location	March 31, 2017	December 31, 2016
Foreign exchange forward contracts	Accounts receivable	$5	$9
Foreign exchange forward contracts	Accounts payable	$1	$—

(In millions)	Statement of Operations Location	Amount of (Loss)	Amount of Gain
		Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Foreign exchange forward contracts	Other financial costs	$(2)	$10
In accordance with the guidance in ASC Topic 820 on fair value measurements and disclosures, the fair value of our euro forward sales contracts was determined using Level 2 inputs, which are defined as "significant other observable" inputs. The inputs used are from market sources that aggregate data based upon market transactions.
13.    Debt

(In millions)	Interest Rates %	Maturity	March 31, 2017	December 31, 2016
2037 Senior Notes	6.65	2037	$350	$350
2022 Senior Notes	7.50	2022	400	400
2021 Senior Secured Notes	8.375	2021	980	980
2021 Senior Notes	6.875	2021	200	200
2020 Senior Notes	7.375	2020	432	432
2018 Senior Notes	7.00	2018	161	161
Environmental Revenue Bonds	5.50 - 6.88	2017 - 2042	447	447
Recovery Zone Facility Bonds	6.75	2040	70	70
Fairfield Caster Lease		2022	28	28
Other capital leases and all other obligations		2019	1	1
Third Amended and Restated Credit Agreement	Variable	2020	—	—
USSK Revolver	Variable	2020	—	—
USSK credit facilities	Variable	2017 - 2018	—	—
Total Debt			3,069	3,069
Less unamortized discount and debt issuance costs			36	38
Less short-term debt and long-term debt due within one year			281	50
Long-term debt			$2,752	$2,981
To the extent not otherwise discussed below, information concerning the Senior Notes and other listed obligations can be found in Note 16 of the audited financial statements in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Redemption of Recovery Zone Facility Bonds
On March 10, 2017, U. S. Steel announced its intent to permanently shut down the No. 6 Quench & Temper Mill at Lorain Tubular Operations in Lorain, Ohio. Under the terms of the Trust Indenture dated as of December 1, 2010, between the Lorain County Port Authority and The Bank of New York Mellon Trust Company, N.A., as Trustee (the Indenture), this action and our decision to relocate the Lorain No. 6 Quench & Temper equipment to one of several other sites under consideration to optimize our operations, triggered an Extraordinary Mandatory Redemption of the Lorain County Port Authority Recovery Zone Facility Revenue Bonds (the Recovery Zone Bonds) and accordingly requires U. S. Steel to redeem the Recovery Zone Bonds and repay in full the principal amount plus accrued interest. In accordance with the terms of the Indenture, U. S. Steel intends to pay in full all amounts due under the Indenture, comprised of $70 million principal and accrued interest of approximately $2 million, on or about April 27, 2017.

Third Amended and Restated Credit Agreement
As of March 31, 2017, there were no amounts drawn on the $1.5 billion credit facility agreement (Third Amended and Restated Credit Agreement). However, since the value of our inventory and trade receivable amounts less specified reserves calculated in accordance with the Third Amended and Restated Credit Agreement do not support the full amount of the facility at March 31, 2017, the amount available to the Company under this facility was reduced by $100 million. Additionally, U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Third Amended and Restated Credit Agreement is less than the greater of 10 percent of the total aggregate commitments and $150 million. Based on the most recent four quarters as of March 31, 2017, we would not meet this covenant. As long as we are unable to meet this covenant, the amount available to the Company under this facility is effectively reduced by $150 million. As a result, availability under the Third Amended and Restated Credit Agreement was $1,250 million as of March 31, 2017.

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

The Third Amended and Restated Credit Agreement permits incurrence of additional secured debt up to 15% of the Company's Consolidated Net Tangible Assets.
U. S. Steel Košice (USSK) credit facilities
At March 31, 2017, USSK had no borrowings under its €200 million (approximately $214 million) unsecured revolving credit facility (the USSK Credit Agreement). The USSK Credit Agreement contains certain USSK financial covenants, including maximum Leverage, maximum Net Debt to Tangible Net Worth, and minimum Interest Cover ratios as defined in the agreement. The covenants are measured semi-annually for the period covering the last twelve calendar months. USSK may not draw on the USSK Credit Agreement if it does not comply with any of the financial covenants until the next measurement date. At March 31, 2017, USSK had full availability under the USSK Credit Agreement. The USSK Credit Agreement expires in July 2019. The USSK Credit Agreement also permits up to two additional one-year extensions to the final maturity date at the mutual consent of USSK and its lenders. On January 23, 2017, USSK's lenders confirmed the first maturity extension request to July 2020 under the USSK Credit Agreement.
At March 31, 2017, USSK had no borrowings under its €40 million and €10 million unsecured credit facilities (collectively approximately $53 million) and the availability was approximately $52 million due to approximately $1 million of customs and other guarantees outstanding. On November 2, 2016, USSK entered into an amendment to its €10 million unsecured credit agreement to extend the agreement's final maturity date from December 2016 to December 2017. The amendment also permits up to two additional one-year extensions to the final maturity date at the mutual consent of USSK and its lender.
Each of these facilities bear interest at the applicable inter-bank offer rate plus a margin and contain customary terms and conditions.
Change in control event
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,523 million as of March 31, 2017 (including the Senior Notes and the Senior Secured Notes) may be declared due and payable; (b) the Third Amended and Restated Credit Agreement, and USSK's €200 million Revolving Credit Agreement may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield Works slab caster for $29 million or provide a letter of credit to secure the remaining obligation.

14.    Asset Retirement Obligations
U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs:

(In millions)	March 31, 2017	December 31, 2016
Balance at beginning of year	$79	$89
Additional obligations incurred	—	2
Obligations settled	(1)	(15)
Change in estimate of obligations	(2)	—
Foreign currency translation effects	—	—
Accretion expense	1	3
Balance at end of period	$77	$79
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
The following table summarizes U. S. Steel’s financial liabilities that were not carried at fair value at March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$3,166	$3,004	$3,139	$3,002
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

16.    Statement of Changes in Stockholders’ Equity

The following table reflects the first three months of 2017 and 2016 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Three Months Ended March 31, 2017 (In millions)	Total	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$2,275	$(250)	$(1,497)	$176	$(182)	$4,027	$1
Comprehensive income (loss):
Net loss	(180)	(180)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	46		46
Currency translation adjustment	23		23
Employee stock plans	14				63	(49)
Dividends paid on common stock	(9)					(9)
Other	5	5
Balance at March 31, 2017	$2,174	$(425)	$(1,428)	$176	$(119)	$3,969	$1

Three Months Ended March 31, 2016 (In millions)	Total	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$2,437	$190	$(1,169)	$151	$(339)	$3,603	$1
Comprehensive income (loss):
Net loss	(340)	(340)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	(224)		(224)
Currency translation adjustment	61		61
Employee stock plans	5				14	(9)
Dividends paid on common stock	(7)					(7)
Other	11		11
Balance at March 31, 2016	$1,943	$(150)	$(1,321)	$151	$(325)	$3,587	$1

17.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions) (a)	Pension and Other Benefit Items		Foreign Currency Items	Other	Total
Balance at December 31, 2016	$(1,771)		$274	$—	$(1,497)
Other comprehensive income before reclassifications	95		23	5	123
Amounts reclassified from AOCI	(49)	(b)	—	(5)	(54)
Net current-period other comprehensive income	46		23	—	69
Balance at March 31, 2017	$(1,725)		$297	$—	$(1,428)
(a)Amounts do not reflect a tax benefit as a result of a full valuation allowance on our domestic deferred tax assets.
(b)See table below for further details.

		Amount reclassified from AOCI
		Three Months Ended March 31,
(In millions) (a)	Details about AOCI components	2017	2016
	Amortization of pension and other benefit items
	Prior service costs (b)	$(7)	$(9)
	Actuarial losses (b)	(38)	(32)
	Settlement, termination and curtailment gains (b)	(4)	—
	Total before tax	(49)	(41)
	Tax benefit (c)	—	—
	Net of tax	$(49)	$(41)
(a)Amounts in parentheses indicate decreases in AOCI.
(b)These AOCI components are included in the computation of net periodic benefit cost (see Note 6 for additional details).
(c)Amounts do not reflect a tax benefit as a result of a full valuation allowance on our domestic deferred tax assets.
18.    Transactions with Related Parties
Net sales to related parties and receivables from related parties primarily reflect sales of raw materials and steel products to equity investees and U. S. Steel Canada Inc. (USSC) after the Canada Companies' Creditor Arrangement Act (CCAA) filing on September 16, 2014. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $313 million and $315 million for the three months ended March 31, 2017 and 2016, respectively.
Purchases from related parties for outside processing services provided by equity investees and USSC after the CCAA filing on September 16, 2014 amounted to $14 million and $19 million for the three months ended March 31, 2017 and 2016, respectively. Purchases of iron ore pellets from related parties amounted to $36 million and $46 million for the three months ended March 31, 2017 and 2016 respectively.
Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $79 million and $63 million at March 31, 2017 and December 31, 2016, respectively for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties, including USSC after the CCAA filing on September 16, 2014, totaled $4 million and $3 million at March 31, 2017 and December 31, 2016, respectively.

19. Restructuring and Other Charges

During the three months ended March 31, 2017, the Company recorded a net restructuring charge of approximately $33 million, which consists of charges of $35 million related to the permanent shutdown of the No. 6 Quench & Temper Mill at Lorain Tubular Operations and a favorable adjustment of $2 million primarily associated with a change in estimate for previously recorded environmental costs. Cash payments were made related to severance and exit costs of $11 million.

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
The activity in the accrued balances incurred in relation to restructuring and other cost reduction programs during the three months ended March 31, 2017 were as follows:

	Employee Related	Exit	Non-cash
(in millions)	Costs	Costs	Charges	Total
Balance at December 31, 2016	$14	$60	$—	$74
Additional charges	1	—	35	36
Cash payments/utilization	(4)	(7)	(35)	(46)
Other adjustments and reclassifications	(1)	(2)	—	(3)
Balance at March 31, 2017	$10	$51	$—	$61

Accrued liabilities for restructuring and other cost reduction programs are included in the following balance sheet lines:

(in millions)	March 31, 2017	December 31, 2016
Accounts payable	$42	$50
Payroll and benefits payable	7	11
Employee Benefits	1	1
Deferred credits and other noncurrent liabilities	11	12
Total	$61	$74

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
Asbestos matters – As of March 31, 2017, U. S. Steel was a defendant in approximately 850 active cases involving approximately 3,345 plaintiffs. The vast majority of these cases involve multiple defendants. At December 31, 2016, U. S. Steel was a defendant in approximately 845 active cases involving approximately 3,340 plaintiffs. About 2,500, or approximately 75 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the three months ended March 31, 2017, settlements and other dispositions resolved approximately 55 cases, and new case filings added approximately 60 cases. During 2016, settlements and other dispositions resolved approximately 225 cases, and new case filings added approximately 250 cases.
The following table shows the activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2014	3,320	190	325	3,455
December 31, 2015	3,455	415	275	3,315
December 31, 2016	3,315	225	250	3,340
March 31, 2017	3,340	55	60	3,345
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

(In millions)	Three Months Ended March 31, 2017
Beginning of period	$179
Accruals for environmental remediation deemed probable and reasonably estimable	2
Obligations settled	(3)
End of period	$178
Accrued liabilities for remediation activities are included in the following balance sheet lines:

(In millions)	March 31, 2017	December 31, 2016
Accounts payable	$19	$19
Deferred credits and other noncurrent liabilities	159	160
Total	$178	$179
Expenses related to remediation are recorded in cost of sales and were immaterial for both three month periods ended March 31, 2017 and March 31, 2016. It is not currently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 15 to 25 percent.
Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

(1)
Projects with Ongoing Study and Scope Development - Projects which are still in the development phase. For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are five environmental remediation projects where additional costs for completion are not currently estimable, but could be material. These projects are at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI), the Fairless Plant, and the former steelmaking plant at Joliet, Illinois. As of March 31, 2017, accrued liabilities for these projects totaled $1 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $25 million to $40 million.

(2)
Significant Projects with Defined Scope - Projects with significant accrued liabilities with a defined scope. As of March 31, 2017, there are three significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $138 million. These projects are Gary RCRA (accrued liability of $27 million), the former Geneva facility (accrued liability of $63 million), and the former Duluth facility St. Louis River Estuary (accrued liability of $48 million).

(3)
Other Projects with a Defined Scope - Projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are two other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at March 31, 2017 was $4 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each had an accrued liability of less than $1 million. The total accrued liability for these projects at March 31, 2017 was approximately $6 million. We do not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $23 million at March 31, 2017 and were based on known scopes of work.
Administrative and Legal Costs – As of March 31, 2017, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first three months of 2017 and 2016, such capital expenditures totaled $11 million and $8 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
Under the Emission Trading System (ETS) USSK's final allocation of free allowances for the Phase III period, which covers the years 2013 through 2020 is approximately 48 million allowances. However, following the judgment of the Court of Justice of the European Union in April 2016, the volume of free allocations for the years 2018-2020 will be reduced. Until a new calculation by the European Commission (EC) is adopted, we cannot reliably estimate the impact on USSK's free allocation volume. Prior to the ruling we estimated a shortfall of approximately 16 million allowances for the entire Phase III period. The actual shortfall will depend upon the reductions resulting from the Court of Justice ruling. Based on the 2016 emission intensity levels and projected future production levels, and as a result of carryover allowances from the NAP II period, the earliest we anticipate having to purchase allowances to meet the annual compliance submission would be the first quarter of 2018. However, due to a number of variables such as the future market value of allowances, future production levels and future emissions intensity levels, we cannot reliably estimate the full cost of complying with the ETS regulations at this time.
The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BAT) to reduce environmental impacts as well as compliance with BAT associated emission levels. Our most recent broad estimate of likely capital expenditures for projects to comply with or go beyond BAT requirements is €138 million (approximately $148 million) over the 2017 to 2020 period. There are ongoing efforts to seek EU grants to fund a portion of these capital expenditures. The actual amount spent will depend largely upon the amount of EU incentive grants received. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Environmental Matters, Litigation and Contingencies, Slovak Operations.
Due to other EU legislation, we will be required to make changes to the boilers at our steam and power generation plant in order to comply with stricter air emission limits for large combustion plants, which will result in the construction of a new boiler and certain upgrades to our existing boilers. In January 2014, the operation of USSK's boilers was approved by the EC as part of Slovakia's Transitional National Plan (TNP) for bringing all boilers in Slovakia into compliance by no later than 2020. The TNP establishes emissions ceilings for each category of emissions (Total Suspended Particulate, SO2, and NOx) for both stacks within the PowerPlant. The allowable amount of discharged emissions will decrease each year until mid 2020. An emission ceiling will be a limiting factor for future operation of the boilers. The boiler projects have been approved by our Board of Directors and we are now in the execution phase. These projects will result in a reduction in electricity, CO2 emissions and operating, maintenance and waste disposal costs once completed. The construction of the new boiler is complete with a total final projected cost of €75 million (approximately $80 million). Reconstruction of the existing boiler with a projected cost of €52 million (approximately $55 million) is in progress. The total remaining to be spent on the projects is projected to be €31 million (approximately $33 million). Broad legislative changes were enacted by the Slovak Republic to extend the scope of support for renewable sources of energy, that are intended to allow USSK to participate in Slovakia's renewable energy incentive program once the boiler projects are completed.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $4 million at March 31, 2017.
EPA Region V Federal Lawsuit – This is a Clean Air Act (CAA) enforcement action pending in Federal Court in the Northern District of Indiana. The U.S. Government, joined by the States of Illinois, Indiana, and Michigan initiated the action alleging the Company violated the CAA and failed to have in place appropriate pollution control equipment at Gary Works, Granite City Works, and Great Lakes Works. A Consent Decree with proposed settlement agreement was filed with the Court on November 22, 2016. As part of the settlement agreement, U. S. Steel agreed to perform seven supplemental environmental projects totaling approximately $3 million and pay a civil penalty of approximately $2 million. The enforcement action concluded on March 30, 2017 when the Court signed and entered the Consent Decree.
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
Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $8 million at March 31, 2017). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $160 million as of March 31, 2017, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our letters of credit are collateralized by our Third Amended and Restated Credit Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $43 million and $40 million at March 31, 2017 and December 31, 2016, respectively.
Capital Commitments – At March 31, 2017, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $31 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2017	2018	2019	2020	2021	Later Years	Total
$840	$696	$384	$310	$306	$1,063	$3,599
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, and certain energy and utility services with terms ranging from two to 15 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of March 31, 2017, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $200 million.
Total payments relating to unconditional purchase obligations were $140 million and $132 million for the three months ended March 31, 2017 and 2016, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

Net sales by segment for the three months ended March 31, 2017 and 2016 are set forth in the following table:

	Three Months Ended March 31,
(Dollars in millions, excluding intersegment sales)	2017	2016	% Change
Flat-Rolled Products (Flat-Rolled)	$1,865	$1,732	8%
U. S. Steel Europe (USSE)	673	476	41%
Tubular Products (Tubular)	171	108	58%
Total sales from reportable segments	2,709	2,316	17%
Other Businesses	16	25	(36)%
Net sales	$2,725	$2,341	16%
Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended March 31, 2017 versus the three months ended March 31, 2016 is set forth in the following table:
Three Months Ended March 31, 2017 versus Three Months Ended March 31, 2016

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other (c)	Net Change
Flat-Rolled	(3)%	40%	(25)%	—%	(4)%	8%
USSE	10%	39%	(4)%	(4)%	—%	41%
Tubular	83%	(5)%	(30)%	—%	10%	58%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
(c) Includes sales of coke and scrap inventory
Net sales were $2,725 million in the three months ended March 31, 2017, compared with $2,341 million in the same period last year. The increase in sales for the Flat-Rolled segment primarily reflected higher average realized prices (increase of $108 per net ton) as a result of improved market conditions, partially offset by a decrease in shipments (decrease of 94 thousand net tons) due to operating challenges at our Flat-Rolled facilities that prevented us from benefiting fully from the improved market conditions. The increase in sales for the USSE segment was primarily due to higher average realized euro-based prices (increase of €143 per net ton) and an increase in shipments (increase of 105 thousand net tons), both as a result of lower imports. The increase in sales for the Tubular segment primarily reflected increased shipments (increase of 55 thousand net tons) as a result of improved market conditions.

Pension and other benefits costs
Pension and other benefit costs are reflected in our cost of sales and selling, general and administrative expense line items in the Consolidated Statements of Operations.
Defined benefit and multiemployer pension plan costs totaled $30 million in the three months ended March 31, 2017, compared to $25 million in the three months ended March 31, 2016. The $5 million increase in expense is primarily due to lower expected return on assets.
Costs related to defined contribution plans totaled $11 million for both of the three months ended March 31, 2017 and 2016.
Other benefit expense (income), which is included in earnings (loss) before interest and taxes, totaled $19 million in the three months ended March 31, 2017, compared to $(1) million in the three months ended March 31, 2016. The

$20 million increase in expense is primarily due to a lower return on asset assumption as a result of actions taken in 2016 to de-risk the other post-employment benefit (OPEB) plans.
Net periodic pension cost, including multiemployer plans, is expected to total approximately $104 million in 2017. Total other benefits costs in 2017 are expected to total approximately $78 million. The pension cost projection includes approximately $57 million of contributions to the Steelworkers Pension Trust.
A sensitivity analysis of the projected incremental effect of a hypothetical one percentage point change in the significant inputs used in the calculation of pension and other benefits net periodic benefit costs is provided in the following table:

	Hypothetical Rate Increase (Decrease)
(Dollars in millions)	1%	(1)%
Expected return on plan assets
Incremental (decrease) increase in:
Net periodic pension cost for 2017	$(75)	$75
Discount rate
Incremental (decrease) increase in:
Net periodic pension & other benefits costs for 2017	$(5)	$5
Pension & other benefits obligations	$(736)	$874
Health care cost escalation trend rates
Incremental increase (decrease) in:
Other postretirement benefit obligations	$100	$(86)
Service and interest cost components for 2017	$5	$(4)
Non-retirement postemployment benefits
U. S. Steel incurred costs of less than $1 million and $15 million for the three months ended March 31, 2017 and 2016, respectively, related to employee costs for supplemental unemployment benefits and the continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others. Payments for these benefits during the three months ended March 31, 2017 and 2016 were $8 million and $18 million, respectively.

Selling, general and administrative expenses
Selling, general and administrative expenses were $97 million in the three months ended March 31, 2017, compared to $69 million in the three months ended March 31, 2016. The increase is primarily related to increased pension and other benefit costs as explained above.

Operating configuration adjustments                                 Over the past three years, the Company has adjusted its operating configuration in response to challenging market conditions as a result of global overcapacity and unfair trade practices by indefinitely and temporarily idling production at certain of its facilities. As of March 31, 2017, there were no facilities indefinitely idled.

As of March 31, 2017, the following facilities are temporarily idled:

Temporarily Idled:
Lone Star Tubular (Idled in April 2016; anticipated start up during the second quarter of 2017)
Tubular Processing (Idled in April 2015)
Granite City Works - Steelmaking Operations (Idled in December 2015)

The carrying value of the long-lived assets associated with temporarily idled facilities listed above total approximately $322 million.

In March of 2017, U. S. Steel made the strategic decision to permanently shut down the Lorain #6 Quench & Temper Mill as a result of the challenging market conditions for tubular products.

In December of 2016, U. S. Steel made the strategic decision to permanently shutdown the Lorain #4 and Lone Star #1 pipe mills and the Bellville Tubular Operations (which had been indefinitely idled) after considering a number of factors, including challenging market conditions for tubular products, reduced rig counts and unfairly traded imports.
U. S. Steel will continue to evaluate potential strategic and organizational opportunities, which may include the acquisition, divestiture or consolidation of assets. Given recent market conditions, the cyclicality of our industry, and the continued challenges faced by the Company, we are focused on strategically maintaining and spending cash, in order to invest in areas consistent with our long-term strategy, and are considering various possibilities, including exiting lines of business and the sale of certain assets, that we believe would further that goal and ultimately result in a stronger balance sheet and greater stockholder value. The Company will pursue opportunities based on its long-term strategy, and what the Board of Directors determines to be in the best interests of the Company's stockholders at the time.

While market conditions have continued to improve in recent months, operating challenges at our Flat-Rolled facilities prevented us from benefiting fully from the improved market conditions. The execution of our asset revitalization program and the continued implementation of reliability centered maintenance practices are critical to achieving sustainable improvements in our operating performance and costs. We have built the financial strength and resources to move forward more aggressively on these initiatives, and remain focused on providing the service and solutions that will create value for our stockholders, customers, employees, and other stakeholders.

Restructuring and Other Charges
During the three months ended March 31, 2017, the Company recorded a net restructuring charge of approximately $33 million, which consists of charges of $35 million related to the permanent shutdown of the No. 6 Quench & Temper Mill at Lorain Tubular Operations and a favorable adjustment of $2 million primarily associated with a change in estimate for previously recorded environmental costs. Cash payments were made related to severance and exit costs of $11 million.
As a result of continued low steel and energy prices and decreased demand for steel products, during the three months ended March 31, 2016, the Company recorded a charge of $10 million associated with Company-wide headcount reductions, including within our Flat-Rolled, Tubular and USSE segments. This charge includes costs for supplemental unemployment and severance benefits as well as the continuation of health care benefits.
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
Management believes its actions with regards to the Company’s operations will potentially impact the Company’s annual cash flows by approximately $300 million over the course of subsequent periods as a result of decreased employee, maintenance and other facility costs, as well as eliminating the need for capital investment at the facilities. These actions will result in other non-cash savings of approximately $90 million, primarily related to reduced depreciation expense in future periods. Management does not believe there will be any significant impact related to the Company’s revenues as a result of these actions. The Company has realized actual cash savings of approximately $280 million related to restructuring efforts through March 31, 2017.

Earnings (loss) before interest and income taxes by segment for the three months ended March 31, 2017 and 2016 is set forth in the following table:

	Three Months Ended March 31,		% Change
(Dollars in millions)	2017	2016
Flat-Rolled	$(90)	$(188)	52%
USSE	87	(14)	721%
Tubular	(57)	(64)	11%
Total loss from reportable segments	(60)	(266)	77%
Other Businesses	13	14	(7)%
Segment loss before interest and income taxes	(47)	(252)	81%
Items not allocated to segments:
Postretirement (expense) benefit income	(16)	16	(200)%
Other items not allocated to segments:
Loss on shut down of certain tubular assets	(35)	—	(100)%
Supplemental unemployment and severance costs	—	(25)	100%
Total loss before interest and income taxes	$(98)	$(261)	(62)%
Segment results for Flat-Rolled

	Three Months Ended March 31,		% Change
	2017	2016
Loss before interest and taxes ($ millions)	$(90)	$(188)	52%
Gross margin	3%	(4)%	7%
Raw steel production (mnt)	2,714	2,779	(2)%
Capability utilization	64%	66%	(2)%
Steel shipments (mnt)	2,404	2,498	(4)%
Average realized steel price per ton	$719	$611	18%
The increase in Flat-Rolled results for the three months ended March 31, 2017 compared to the same period in 2016 resulted from higher average realized prices (approximately $275 million) as a result of improved market conditions, partially offset by higher raw materials costs (approximately $25 million), increased planned outage costs and other operating expenses (approximately $70 million), lower results from our mining operations (approximately $40 million), higher energy costs (approximately $25 million) and restart costs associated with the Granite City hot strip mill and our Keetac iron ore mine (approximately $10 million).
Gross margin for the three months ended March 31, 2017 compared to the same period in 2016 increased primarily as a result of higher average realized prices due to improved contract and spot market prices.

Segment results for USSE

	Three Months Ended March 31,		% Change
	2017	2016
Earnings (loss) before interest and taxes ($ millions)	$87	$(14)	721%
Gross margin	17%	4%	13%
Raw steel production (mnt)	1,258	1,152	9%
Capability utilization	102%	92%	10%
Steel shipments (mnt)	1,109	1,004	10%
Average realized steel price per ton	$594	$458	30%
The increase in USSE results for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to higher average realized euro-based prices (approximately $185 million) and a favorable first-in-first-out (FIFO) inventory impact (approximately $65 million), partially offset by higher raw materials costs (approximately $145 million).
Gross margin for the three months ended March 31, 2017 compared to the same period in 2016 increased primarily as a result of higher average realized euro-based prices and operating efficiencies.
Segment results for Tubular

	Three Months Ended March 31,		% Change
	2017	2016
Loss before interest and taxes ($ millions)	$(57)	$(64)	11%
Gross margin	(19)%	(33)%	14%
Steel shipments (mnt)	144	89	62%
Average realized steel price per ton	$1,097	$1,180	(7)%
The increase in Tubular results for the three months ended March 31, 2017 as compared to the same period in 2016 was primarily due to increased shipment volumes as a result of improving market conditions (approximately $10 million) and decreased labor and other operating costs (approximately $20 million), partially offset by higher substrate costs (approximately $25 million).
Gross margin for the three months ended March 31, 2017 compared to the same period in 2016 increased primarily due to increased shipment volumes and operating efficiencies.
Results for Other Businesses
Other Businesses had income of $13 million in the three months ended March 31, 2017, compared to income of $14 million in the three months ended March 31, 2016.
Items not allocated to segments
The increase in postretirement benefit expense in the three months ended March 31, 2017 as compared to the same period in 2016 is primarily due to lower return on asset assumptions as a result of actions taken in 2016 to de-risk the OPEB plan.

We recorded a $35 million loss on the shut down of certain tubular assets in the three months ended March 31, 2017 as a result of the permanent shut down of the No. 6 Quench & Temper Mill at Lorain Tubular Operations.
We recorded $25 million in supplemental unemployment and severance costs in the three months ended March 31, 2016 as a result of further actions to adjust our operating configuration, streamline our operational processes, and reduce costs.

Net interest and other financial costs

	Three Months Ended March 31,		% Change
(Dollars in millions)	2017	2016
Interest expense	$58	$53	9%
Interest income	(4)	(1)	NM
Other financial costs	9	13	(31)%
Total net interest and other financial costs	$63	$65	(3)%
Net interest and other financial costs remained consistent in the three months ended March 31, 2017 as compared to the same period last year.
The income tax provision was $19 million in the three months ended March 31, 2017 compared to a provision of $14 million in the three months ended March 31, 2016. Due to the full valuation allowance on our domestic tax assets, the tax provision does not reflect any tax benefit for domestic pretax losses.
For further information on income taxes see Note 9 to the Consolidated Financial Statements.
Net loss attributable to United States Steel Corporation was $180 million in the three months ended March 31, 2017, compared to net loss of $340 million in the three months ended March 31, 2016. The changes primarily reflect the factors discussed above.
BALANCE SHEET
Inventories increased by $145 million from year-end 2016 primarily as a result of increased operating levels and higher raw materials prices in our USSE segment.
Accounts payable and other accrued liabilities increased by $243 million from year-end 2016 primarily as a result of increased operating levels and higher raw materials prices in our USSE segment.
Payroll and benefits payable decreased by $80 million from year-end 2016 primarily due to profit-based incentive payments related to 2016 financial performance that were paid in March of 2017.
Current portion of long-term debt increased by $231 million from year-end 2016 due to the reclassification from long-term to short-term of the 2018 Senior Notes and the Lorain County Port Authority Recovery Zone Facility Revenue Bond (Recovery Zone Bonds), for which an "Extraordinary Mandatory Redemption" was triggered as a result of the announcement of our intent to permanently shut down the No. 6 Quench & Temper Mill at Lorain Tubular Operations during the first quarter of 2017. We have decided to relocate the Lorain No. 6 Quench and Temper equipment to one of several other sites under consideration to optimize our operations.
Long-term debt decreased by $229 million from year-end 2016 primarily due to the reclassification from long-term to short-term of the 2018 Senior Notes and the Recovery Zone Bonds, for which an "Extraordinary Mandatory Redemption" was triggered as a result of the announcement of our intent to permanently shut down the No. 6 Quench & Temper Mill at Lorain Tubular Operations during the first quarter of 2017. We have decided to relocate the Lorain No. #6 Quench and Temper equipment to one of several other sites under consideration to optimize our operations.
Employee benefits decreased by $36 million from year-end 2016 primarily as a result of impacts from the natural maturation of our pension plans.

CASH FLOW
Net cash used in operating activities was $135 million for the three months ended March 31, 2017 compared to net cash provided by operating activities of $113 million in the same period last year. The decrease in cash from operations is primarily due to changes in working capital period over period, partially offset by improved financial results.
Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.

Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the three months and twelve months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2017	2016	2017	2016
Accounts Receivable Turnover	2.1	2.1	8.4	7.7
Inventory Turnover	1.6	1.3	5.5	5.0
The increase in the inventory turnover approximates fifteen days for the three months ended March 31, 2017 as compared to March 31, 2016 and is primarily due to decreased inventory levels in our Flat-Rolled and Tubular segments resulting from better inventory management. The increase in the inventory turnover approximates eight days for the twelve months ended March 31, 2017 as compared to March 31, 2016 and is primarily due to decreased inventory levels resulting from better inventory management, partially offset by a decrease in cost of goods sold mainly attributed to our lower and more flexible cost structure due to our Carnegie Way transformation efforts.
The increase in the accounts receivable turnover approximates four days for the twelve months ended March 31, 2017 as compared to March 31, 2016 and is primarily due to an increase in accounts receivable due to higher average realized prices in the twelve months ended March 31, 2017 as compared to March 31, 2016.
The last-in, first-out (LIFO) inventory method is the predominant method of inventory costing in the United States. At March 31, 2017 and March 31, 2016, the LIFO method accounted for 70 percent and 82 percent of total inventory values, respectively. In the U.S., management monitors inventory realizability by comparing the LIFO cost of inventory with the replacement cost of inventory. To the extent the replacement cost (i.e., market value) of inventory is lower than the LIFO cost of inventory, management will write the inventory down. As of March 31, 2017 and December 31, 2016 the replacement cost of the inventory was higher by approximately $760 million and $489 million, respectively. Additionally, based on the Company’s latest internal forecasts and its inventory requirements, management does not believe there will be significant permanent LIFO liquidations that would impact earnings for the remainder of 2017.
Capital expenditures for the three months ended March 31, 2017, were $47 million, compared with $148 million in the same period in 2016. Flat-rolled capital expenditures were $25 million and included spending for the Midwest Plant galvanneal furnace upgrade, Great Lakes Works blast furnace stove rebuild, Mon Valley Works blast furnace stove rebuild and various other infrastructure, environmental and strategic projects. Tubular capital expenditures of $7 million primarily related to the Lorain primary electric utility supply, as well as various other strategic capital projects. USSE capital expenditures of $14 million consisted of spending for a boiler house upgrade, pickle line upgrades and various other infrastructure and environmental projects.
U. S. Steel’s contractual commitments to acquire property, plant and equipment at March 31, 2017, totaled $31 million.
As disclosed on page 36, due to U. S. Steel's change in its capitalization and depreciation method, certain maintenance and outage spending that had previously been expensed will now be capitalized. As a result, 2017 capital spending will increase from our previously disclosed guidance.
Capital expenditures for 2017 are now expected to total approximately $625 million and remain focused largely on strategic, infrastructure and environmental projects, as well as asset revitalization of our equipment to improve our reliability, quality and cost by focusing on investments in our North American Flat-Rolled assets.
With reduced pricing for iron ore, management is considering its options with respect to the Company's iron ore position in the United States and has restarted its Keetac mining operations in February of 2017 as a result of reaching agreements to supply iron ore pellets to third party customers. The Company is also exploring opportunities related to the availability of reasonably priced natural gas as an alternative to coke in the iron reduction process to improve our cost competitiveness, while reducing our dependence on coal and coke. After receiving the necessary authorizations from the Jefferson County Department of Health and the Alabama Department of Environmental Management for the Fairfield Electric Arc Furnace (EAF) project, construction began in the second quarter of 2015, but due to challenging market conditions resulting from depressed oil prices and reduced oil rig counts, the construction of the Fairfield EAF has been delayed until market conditions improve.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes U. S. Steel’s liquidity as of March 31, 2017:

(Dollars in millions)
	Cash and cash equivalents	$1,326
	Amount available under $1.5 Billion Credit Facility (a)	1,250
	Amount available under USSK credit facilities	266
	Total estimated liquidity	$2,842
(a) See below for discussion of the reasons for reduced availability under this Facility.
As of March 31, 2017, $143 million of the total cash and cash equivalents was held by our foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.
U. S. Steel maintains a $1.5 billion asset-backed revolving credit facility. As of March 31, 2017, there were no amounts drawn on the $1.5 billion credit facility agreement (Third Amended and Restated Credit Agreement). However, since the value of our inventory and trade accounts receivable less specified reserves calculated in accordance with the Third Amended and Restated Credit Agreement do not support the full amount of the facility at March 31, 2017, the amount available to the Company under this facility was reduced by $100 million. Additionally, U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Third Amended and Restated Credit Agreement is less than the greater of 10 percent of the total aggregate commitments and $150 million. Based on the most recent four quarters as of March 31, 2017, we would not meet this covenant. As long as we are unable to meet this covenant, the amount available to the Company under this facility is effectively reduced by $150 million. As a result, availability under the Third Amended and Restated Credit Agreement was $1,250 million as of March 31, 2017.
At March 31, 2017, USSK had no borrowings under its €200 million (approximately $214 million) unsecured revolving credit facility (the USSK Credit Agreement). The USSK Credit Agreement contains certain USSK financial covenants as well as other customary terms and conditions. At March 31, 2017, USSK had full availability under the USSK Credit Agreement. The USSK Credit Agreement expires in July 2019. The USSK Credit Agreement also permits up to two additional one-year extensions to the final maturity date at the mutual consent of USSK and its lenders. On January 23, 2017, USSK's lenders confirmed the first maturity extension request to July 2020 under the USSK Credit Agreement.
At March 31, 2017, USSK had no borrowings under its €40 million and €10 million unsecured credit facilities (collectively approximately $53 million) and the aggregate availability was approximately $52 million due to approximately $1 million of customs and other guarantees outstanding. The €40 million facility expires in December 2018. The €10 million facility expires in December 2017, but can be extended up to two additional years at the mutual consent of USSK and its lender.

For the twelve months ended March 31, 2017, the Non-Guarantor Subsidiaries (as defined in the Indenture governing the 2021 Senior Secured Notes), which consist principally of our tubular subsidiaries and our foreign subsidiaries, including USSK, represented approximately 35% of our net sales, 6,300% of our operating loss and 30% of our Adjusted earnings (loss) before interest, income taxes, depreciation, depletion and amortization (EBITDA) on a consolidated basis. As of March 31, 2017, the Non-Guarantor Subsidiaries represented 40% of our total assets and had $1.4 billion of total liabilities on a consolidated basis, including trade payables but excluding intercompany liabilities, all of which would be structurally senior to the 2021 Senior Secured Notes.
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

On March 10, 2017, U. S. Steel announced its intent to permanently shut down the No. 6 Quench & Temper Mill at Lorain Tubular Operations in Lorain, Ohio. Under the terms of the Trust Indenture dated as of December 1, 2010, between the Lorain County Port Authority and The Bank of New York Mellon Trust Company, N.A., as Trustee (the Indenture), this action and our decision to relocate the Lorain No. 6 Quench & Temper equipment to one of several other sites under consideration to optimize our operations, triggered an Extraordinary Mandatory Redemption of the Recovery Zone Bonds and accordingly requires U. S. Steel to redeem the Recovery Zone Bonds and repay in full the principal amount plus accrued interest. In accordance with the terms of the Indenture, U. S. Steel intends to pay in full all amounts due under the Indenture, comprised of $70 million principal and accrued interest of approximately $2 million, on or about April 27, 2017.
We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $160 million of liquidity sources for financial assurance purposes as of March 31, 2017. Increases in certain of these commitments which use collateral are reflected in restricted cash on the Consolidated Statement of Cash Flows.
At March 31, 2017, in the event of a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,523 million as of March 31, 2017 (including the Senior Notes and Senior Secured Notes) may be declared due and payable; (b) the Third Amended and Restated Credit Agreement and USSK's €200 million revolving credit agreement may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield slab caster for $29 million or provide a cash collateralized letter of credit to secure the remaining obligation.
The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $4 million at March 31, 2017. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.
Our major cash requirements in 2017 are expected to be for capital expenditures, asset revitalization, employee benefits, and operating costs, including purchases of raw materials. We finished the first quarter of 2017 with $1,326 million of cash and cash equivalents and $2.8 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.
U. S. Steel management believes that U. S. Steel's liquidity will be adequate to satisfy our obligations for the foreseeable future, including obligations to complete currently authorized capital spending programs. Future requirements for U. S. Steel’s business needs, including the funding of acquisitions and capital expenditures, scheduled debt maturities, repurchase of debt, share buyback, contributions to employee benefit plans, and any amounts that may ultimately be paid in connection with contingencies, are expected to be financed by a combination of internally generated funds (including asset sales), proceeds from the sale of stock, borrowings, refinancings and other external financing sources.
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

Midwest Plant Incident

On April 11, 2017, there was a process waste water release at our Midwest Plant in Portage, Indiana that impacted a water outfall that discharges to Burns Waterway near Lake Michigan. U. S. Steel identified the source of the process release and made the necessary repairs. We determined that all repairs were safely working as intended and, on April 14, 2017, we resumed operations in a controlled, phased and highly monitored approach with extensive input from participating government agencies. We continue to work with our customers to mitigate any supply disruptions to them as well as financial impacts to U. S. Steel. We are working with the participating government agencies to resolve this issue. At this time, we are unable to reliably estimate the amount of any potential liability or compliance costs associated with this incident.

Slovak Operations

A Memorandum of Understanding (MOU) was signed in March of 2013 between U. S. Steel and the government of Slovakia. The MOU outlines areas in which the government and U. S. Steel will work together to help create a more competitive environment and conditions for USSK. Incentives the government of Slovakia agreed to provide include potential participation in a renewable energy program that provides the opportunity to reduce electricity costs, as well as the potential for government grants and other support concerning investments in environmental control technology. Although there are many conditions and uncertainties regarding the grants, including matters controlled by the European Union (EU), the value of these incentives as stated in the MOU could be as much as €75 million (approximately $80 million). U. S. Steel also agreed to pay the government of Slovakia specified declining amounts should U. S. Steel sell USSK within five years of the date of the MOU. We continue to work closely with the government of Slovakia to monitor the progress of the respective commitments and to achieve the incentives described in the MOU.

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

The EU’s Industry Emission Directive requires implementation of EU determined best available techniques (BAT) to reduce environmental impacts as well as compliance with BAT associated emission levels. This directive includes operational requirements for air emissions, wastewater discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Producers were required to be in compliance with the iron and steel BAT by March 8, 2016, unless specific exceptions or extensions were granted by the Slovak environmental authority. USSK updated existing operating permits for different facilities involved in producing iron and steel in the plant in accordance with the new BAT requirements. Through this process for some facilities, USSK has obtained extensions from the 2016 compliance deadline in order to meet or exceed the BAT requirements. Compliance with stricter emission limits going beyond BAT requirements makes us eligible for EU funding support and prepares us for any further tightening of environmental protection standards. Our most recent broad estimate of likely capital expenditures for projects to comply with or go beyond the BAT requirements is €138 million (approximately $148 million) over the 2017 to 2020 time period.

The EU has various programs under which funds are allocated to member states to implement broad public policies which are then awarded by the member states to public and private entities on a competitive basis. The funding intensity under these programs currently ranges from 55 percent of defined eligible costs on a project under the standard state scheme to 90 percent on an approved ad hoc scheme to improve the air quality in the Košice region of Slovakia. Based on our list of projects that comprise the approximate €138 million (approximately $148 million) of spending noted, we currently believe we will be eligible to receive up to €85 million (approximately $91 million) of incentive grants. This could potentially reduce our net cash expenditures to approximately €53 million (approximately $57 million). The actual amount of capital spending will be dependent upon, among other things, the actual amount of incentive grants received. On March 28, 2017, the Regional Court in Košice issued an ex parte judicial lien on USSK's real property to plaintiffs in an ongoing legal case as a precautionary measure, which USSK is vigorously contesting in good faith and by appropriate proceedings. The impact of this judicial lien on the eligibility of the Company to obtain EU funding support for BAT projects is uncertain.

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
New and Emerging Environmental Regulations
United States and European Greenhouse Gas Emissions Regulations
Future compliance with carbon dioxide (CO2) emission requirements may include substantial costs for emission allowances, restriction of production and higher prices for coking coal, natural gas and electricity generated by carbon based systems. Because we cannot predict what requirements ultimately will be imposed in the U.S. and Europe, it is difficult to estimate the likely impact on U. S. Steel, but it could be substantial. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of U. S. Steel's products and services, operating results will be reduced. There were no material changes in U. S. Steel’s exposure to Greenhouse Gas Emissions regulation from December 31, 2016.
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

The EPA is currently in the process of completing a Residual Risk and Technology Review of the Integrated Iron and Steel regulations and Coke MACT regulations as required by the CAA. Because the EPA has not completed its review, any impacts related to the EPA’s review of these standards cannot be estimated at this time.

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

In October 2015, the EPA lowered the NAAQS for ozone from 75 ppb to 70 ppb. The EPA has designated certain areas in which we operate as nonattainment with the 2008 ozone standard. In addition, some areas in which we operate have been recommended as nonattainment with the 2015 ozone standard by the respective states. The EPA has yet to act on the recommendations. Because implementation plans to bring the ozone nonattainment areas into attainment have yet to be proposed or developed, the operational and financial impact of the ozone NAAQS cannot be reasonably estimated at this time.

On December 14, 2012, the EPA lowered the annual standard for PM2.5 from 15 micrograms per cubic meter (ug/m3) to 12 ug/m3, and retained the PM2.5 24-hour and PM10 NAAQS rules. In December 2014, the EPA designated some areas in which U. S. Steel operates as nonattainment with the 2012 annual PM2.5 standard. Because it is early in the State Implementation Plan development stages, any impacts to U. S. Steel can not be reasonably estimated at this time.

In 2010, the EPA retained the annual nitrogen dioxide NAAQS standard, but created a new 1-hour NAAQS and established new data reduction and monitoring requirements. While the EPA has classified all areas as being in attainment or unclassifiable, it is requiring implementation of a network of monitoring stations to assess air quality. Until the network is implemented and further designations are made, the impact on operations at U. S. Steel facilities cannot be reasonably estimated at this time.

In December 2016, the EPA published a proposed rule focused on developing financial assurance for managing hazardous substances in the hard rock, mining industry, in accordance with CERCLA Section 108(b). The EPA has a court-mandated deadline for publication of the final rule by December 1, 2017. The proposed rule requires subject facilities to calculate their level of financial responsibility based on a formula included in the rule, secure an instrument or otherwise self-assure for the calculated amount, demonstrate to the EPA the proof of the security, and maintain the security until the EPA releases facilities from the CERCLA 108(b) regulations. The proposed rule is currently in draft form, subject to comment by the public and the regulated community. The final impact of the rule upon U. S. Steel taconite mines is unknown at this time, but could have a material adverse impact on the Company.

Environmental Remediation
In the United States, U. S. Steel has been identified as a potentially responsible party (PRP) at 7 sites under CERCLA as of March 31, 2017. Of these, there are 2 sites related to U. S. Steel where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but where sufficient information is not presently available to confirm the existence of liability or to make a reasonable estimate with respect to any potential liabilities. There are also 18 additional sites related to U. S. Steel where U. S. Steel may be liable for remediation costs in excess of $100,000 under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share, is frequently dependent upon the outcome of ongoing investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as remediation obligations arise, charges in excess of those previously accrued may be required.
For further discussion of relevant environmental matters, see "Part II. Other information - Item 1. Legal Proceedings - Environmental Proceedings."
During the first three months of 2017, U. S. Steel recorded a net decrease of $1 million to our accrued balance for environmental matters for U.S. and international facilities. The decrease is primarily due to obligations settled related to environmental matters for U.S. and international facilities. The total accrual for such liabilities at March 31, 2017 was $178 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in Note 14 to the Consolidated Financial Statements.
U. S. Steel is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Consolidated Financial Statements.
Other Relevant Matters
Apolo Tubulars S.A.
Apolo Tubulars S.A. (Apolo), an unconsolidated Brazilian joint venture of which the Company owns 50%, was the subject of a search of its premises by Brazilian federal authorities on May 24, 2016. Apolo's CEO was among those subsequently indicted by the Brazilian federal prosecutor on June 27, 2016 for corruption, money laundering and organized crime in connection with alleged payments to government officials in exchange for contracts with Petróleo Brasileiro S.A. (commonly known as “Petrobras”), Brazil’s state-run energy company. In March 2017, Apolo's CEO was acquitted of all charges due to a lack of evidence as to him personally, although the court did find that there was a misuse of certain Apolo funds by others not employed by Apolo. The Company is actively monitoring whether the prosecution will choose to appeal this decision. While there can be no assurance that a successful appeal by the prosecution would not have an adverse effect on the joint venture or result in an impairment of the Company's investment in the joint venture, it would not have a material impact on the Company as a whole. The prosecutor has not alleged any violations of law by, or initiated any investigation of, the Company or any of its employees.

OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any new material off-balance sheet arrangements during the first quarter of 2017.

CHANGE IN ACCOUNTING ESTIMATE
Capitalization and Depreciation Method
During the first quarter of 2017, U. S. Steel completed a review of its accounting policy for property, plant and equipment depreciated on a group basis. As a result of this review, U. S. Steel changed its accounting method for property, plant and equipment following the group method of depreciation to the unitary method of depreciation, effective as of January 1, 2017. The change from the group method to the unitary method of depreciation is preferable under U.S. GAAP as it will result in a more precise estimate of depreciation expense. Additionally, the change to the unitary method of depreciation is consistent with the depreciation method applied by our competitors, and improves the comparability of our results to our competitors. Our change in the method of depreciation is considered a change in accounting estimate effected by a change in accounting principle and has been applied prospectively. The effect of the change in depreciation method decreased both income from continuing operations and net income by $2 million (which consists of increased depreciation expense of $19 million as a result of the impact of unitary depreciation on the existing net book value of fixed assets, as noted below, and the capitalization of maintenance and outage spending partially offset by a $17 million decrease in cost of sales due to the capitalization of maintenance and outage spending that would have been previously expensed) and decreased diluted earnings per share by $0.01 for the three months ended March 31, 2017. The tax effect of this change was immaterial to the consolidated financial statements.
Due to the application of the unitary method of depreciation and resultant change in our capitalization policy, maintenance and outage spending that had previously been expensed will now be capitalized if it extends the useful life of the related asset. The 2017 estimated impact is a reduction of approximately $175 million in maintenance and outage expense (which groups in cost of sales on the Consolidated Statement of Operations).
Total capital expenditures are now estimated to be approximately $625 million in 2017 and total depreciation, depletion and amortization is now estimated to be approximately $500 million in 2017.
The impact of the change in accounting method is included in the Outlook for 2017 below.

OUTLOOK

Market conditions have continued to improve, and we will realize greater benefits as these improved conditions are recognized more fully in our future results. We are focused on long-term and sustainable improvements in our business model that will position us to continue to be a strong business partner that creates value for our customers. This remains a cyclical industry and we will not let favorable near-term business conditions distract us from taking the outages we need to revitalize our assets in order to achieve more reliable and consistent operations, improve quality and cost performance, and generate more consistent financial results. We issued equity last August to give us the financial strength and liquidity to position us to establish an asset revitalization plan large enough to resolve our issues, and to see that plan through to completion. As we get deeper into our asset revitalization efforts, we are seeing opportunities for greater efficiency in implementing our plan. We believe we can create more long-term and sustainable value by moving faster now. We have made the strategic decision to accelerate our efforts to resolve the issues that challenge our ability to achieve sustainable long-term profitability. We believe our objective to achieve economic profit across the business cycle will result in true value creation for all of our stakeholders over the long-term.

If market conditions, which include spot prices, raw material costs, customer demand, import volumes, supply chain inventories, rig counts and energy prices, remain at their current levels, we expect:

•	2017 net earnings of approximately $260 million, or $1.50 per share, and adjusted EBITDA of approximately $1.1 billion;

•	Results for our Flat-Rolled, European, and Tubular segments to be higher than 2016; and

•	Other Businesses to be comparable to 2016 and approximately $50 million of postretirement benefit expense.

We believe market conditions will change, and as changes occur during the balance of 2017, we expect these changes to be reflected in our net earnings and adjusted EBITDA.

Please refer to the table below for the reconciliation of the Outlook net earnings to adjusted EBITDA.

UNITED STATES STEEL CORPORATION
RECONCILIATION OF ANNUAL ADJUSTED EBITDA OUTLOOK

Year Ended
Dec. 31
(Dollars in millions)	2017
Reconciliation to Projected Annual Adjusted EBITDA Included in Outlook
Projected net earnings attributable to United States Steel Corporation included in Outlook	$260
Estimated income tax expense	60
Estimated net interest and other financial costs	245
Estimated depreciation, depletion and amortization	500
Loss on shutdown of certain tubular assets	35
Estimated projected annual adjusted EBITDA included in Outlook	$1,100

Adjusted EBITDA is a non-GAAP measure that excludes the effects of items such as restructuring charges and impairment charges. We present adjusted EBITDA to enhance the understanding of our ongoing operating performance and established trends affecting our core operations, particularly cash generating activity, by excluding the effects of items such as restructuring charges, impairment charges and losses associated with non-core operations that can obscure underlying trends. U. S. Steel’s management considers adjusted EBITDA useful to investors by facilitating a comparison of our operating performance to the operating performance of our competitors, many of which use adjusted EBITDA as an alternative measure of operating performance. Additionally, the presentation of adjusted EBITDA provides insight into management’s view and assessment of the Company’s ongoing operating performance, because management does not consider the adjusting items when evaluating the Company’s financial performance or in preparing the Company’s annual financial outlook. Adjusted EBITDA should not be considered a substitute for net earnings (loss) or other financial measures as computed in accordance with U.S. GAAP and is not necessarily comparable to similarly titled measures used by other companies.
INTERNATIONAL TRADE

U. S. Steel faces competition from foreign steel producers, many of which are heavily subsidized by their governments and dump steel into the U.S. market. Trade-distorting policies and practices, coupled with global steel overcapacity, impact pricing in the U.S. market and influence the Company's ability to compete on a level playing field. U. S. Steel continues to lead the industry in efforts to address dumped and subsidized steel imports that injure the Company, our workers, and our country’s national and economic security.

Starting in June 2015, U. S. Steel, along with other steel producers, filed a series of successive antidumping (AD) and countervailing duty (CVD) actions against dumped and subsidized flat-rolled steel products, including corrosion-resistant (CORE), cold-rolled, and hot-rolled steel.

On June 3, 2015, U. S. Steel filed AD and CVD duty cases against China, India, Italy, South Korea, and Taiwan for the import of unfairly traded corrosion-resistant steel. On June 2, 2016, the U.S. Department of Commerce (DOC) issued its affirmative CVD determinations against China, India, Italy, and South Korea, and affirmative AD determinations against China, India, Italy, South Korea, and Taiwan. On June 24, 2016, the U.S. International Trade Commission (USITC) determined that the U.S. industry is materially injured by reason of imports of CORE from all five countries. Following the USITC's affirmative determinations, the DOC published its AD and CVD orders on July 25, 2016. U.S. Customs and Border Protection (CBP) is currently enforcing these decisions and collecting AD and CVD duties.

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

Following the imposition of the AD and CVD orders on CORE from China, imports of CORE from Vietnam surged dramatically. Accordingly, U. S. Steel and the other domestic producers filed a request asking the DOC to conduct an anti-circumvention investigation against Chinese producers that are diverting cold-rolled steel to Vietnam to undergo minor processing before exporting to the United States in an attempt to avoid paying the new duties. The Department of Commerce initiated the anti-circumvention investigation on November 14, 2016 and is currently analyzing the data submitted by Vietnamese producers. If the DOC determines that imports of CORE from China are being channeled through Vietnam en route to the United States, it will impose duties on Vietnamese imports of CORE. The entire proceeding should be completed within 300 days of the initiation date, unless the deadline is extended by the DOC.

Similarly, imports of cold-rolled steel from Vietnam significantly increased with the imposition of the AD and CVD orders against China. To counter the surge in dumped cold-rolled steel imports from Vietnam, U. S. Steel, along with other domestic steel producers filed a petition with the Department of Commerce requesting that the DOC conduct an anti-

circumvention proceeding against Chinese producers that are diverting cold-rolled steel to Vietnam to undergo minor processing before exporting the product to the United States in an attempt to avoid paying the new duties. The DOC initiated its investigation on November 17, 2016, and is currently analyzing the data submitted by Vietnamese producers. If the DOC determines that imports of cold-rolled steel from China are being redirected through Vietnam en route to the United States, it will impose duties on imports of cold-rolled steel from Vietnam. The entire proceeding should be completed within 300 days of the initiation date, unless the deadline is extended by the DOC.

U. S. Steel is actively involved in several appeals before the Court of International Trade (CIT) concerning the recent orders imposed in the flat-rolled steel cases as well as several OCTG cases. In addition to the on-going appeals before the CIT, the Company is litigating several cases at the U.S. Court of Appeals for the Federal Circuit.

U. S. Steel also continues to be actively engaged in relevant administrative reviews and five-year (sunset) reviews before the USITC and the DOC. On March 21, 2017, the U.S. Department of Commerce (Commerce) held a hearing for the first period of review in the Korea OCTG investigation. On April 11, 2017, Commerce announced its final determination, indicating that Korean steel producers have been unfairly dumping OCTG into the U.S. market. In calculating the AD margins, Commerce stated that it was addressing market distortions in the production of OCTG imports, and calculated dumping margins that also accounted for unfair pricing practices of foreign exporters. As a result, the AD margins for many of the respondents increased with NEXTEEL’s duty increased to 24.92%, SeAh Steel decreased to 2.76%, and all other South Korean imports of OCTG set at 13.84%. U. S. Steel will continue to vigorously pursue further increased margins against imports of OCTG from South Korea in annual administrative reviews and five year sunset reviews.

In April 2016, U. S. Steel launched a case under Section 337 of the Tariff Act of 1930 against ten of the eleven largest Chinese producers and their distributors. The complaint alleges three causes of action: 1) illegal conspiracy to fix prices and control output and export volumes; 2) the theft of trade secrets through industrial espionage; 3) circumvention of duties by false labeling and transshipment. On May 26, 2016, the USITC instituted an investigation on all three causes. On February 15, 2017, U. S. Steel voluntarily withdrew its trade secrets claim. U. S. Steel continues to vigorously pursue public policy efforts to address cyber theft. The Section 337 claims relating to the antitrust and false designation of origin allegations continue to be aggressively litigated. On November 25, 2016, the Administrative Law Judge (ALJ) issued an order dismissing the antitrust claims. However, the ITC granted U. S. Steel’s petition to review the ALJ's initial determination to terminate the antitrust portion of the litigation. All parties submitted their briefs on the antitrust review, and oral argument was held before the ITC Commissioners on April 20, 2017. On January 11, 2017, the ALJ issued an order dismissing the false designation of origin claims. U. S. Steel filed a petition to review the ALJ’s order with the ITC commissioners, and the ITC reinstated the false designation of origin claim on February 27, 2017. A new scheduling order was entered and the target date to conclude the investigation has been set for April 2018, with hearings on the foreign designation of origin claim starting on September 25, 2017. The remedy sought in the petition is the barring of all Chinese carbon and steel and alloy steel products from the U.S. market.

In the EU, USSK is participating in and cooperating with the European Commission's (EC) dumping action concerning hot-rolled steel flat products from China, which was initiated in February 2016. On April 6, 2017, the EC imposed definitive antidumping duties on hot-rolled coils of Chinese origin, ranging from 18.1 to 35.9 percent. These duties are intended to offset the harm caused to the domestic steel industry by below-cost Chinese imports. The EC initiated a concurrent subsidies investigation regarding hot-rolled steel flat products from China on May 13, 2016. The EC did not impose any provisional duties. It is expected to impose definitive duties on June 10, 2017.

USSK also actively participated in an investigation concerning cold-rolled steel flat products from China and Russia. On July 29, 2016, the EC imposed definitive dumping duties of between 19.7 and 22.1 percent against Chinese imports and between 18.7 and 36.1 percent against Russian imports of cold-rolled steel flat products.

On July 7, 2016, the EC opened another investigation to determine whether steel producers in Russia, Ukraine, Serbia, Iran and Brazil sold hot-rolled flat products in the EU below cost, and to assess whether the subject imports caused injury to the industry. If the case is successful, duties could be levied against hot-rolled steel products from the subject countries. The EC has decided to continue investigation without imposing provisional duties. It is expected to impose definitive duties on October 6, 2017.

On December 9, 2016, the EC initiated an investigation to determine whether imported CORE from China is being sold in the EU below cost and to assess whether such imports are harming the domestic industry. In September 2017, the EC is expected to announce whether provisional duties will be imposed.

On December 12, 2016, China filed a complaint at the World Trade Organization (WTO) against the United States and the European Union. The complaint alleges that the U.S. and EU are violating their treaty obligations by continuing to use the non-market economy (NME) methodology for price comparisons in antidumping duty investigations. The U.S. and EU continue to find that China exercises too much control over its economy and have committed to continuing to use the NME methodology in AD investigations. On April 3, 2017, the DOC issued a notice requesting comments and information on whether China should continue to be treated as a NME country under U.S. antidumping laws. U. S. Steel and other domestic producers will submit comments to the agency on May 3, 2017. The outcome of the on-going litigation may impact U.S. and EU dumping orders on Chinese goods, including many steel products.

U. S. Steel continually assesses the impact of imports from foreign countries on our business, and continues to execute a broad, global strategy to enhance the means and manner in which it competes in the U.S. market and internationally. In an effort to mitigate the negative impact of unfairly traded steel imports on our business, U. S. Steel has commenced substantive work with regional trade partners and organizations, and outlined a robust engagement with the Administration to tackle global overcapacity. Across diverse platforms, U. S. Steel is leveraging its unique experience, knowledge, and reputation to forge alliances and partnerships to advance innovative structural changes to commercial and legal regimes to better position and support the U.S. steel industry in the 21st century and beyond.
NEW ACCOUNTING STANDARDS
See Notes 2 and 3 to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in U. S. Steel's exposure to market risk from December 31, 2016.

Item 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2017. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION
SUPPLEMENTAL STATISTICS (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2017	2016
SEGMENT EARNINGS (LOSS) BEFORE INTEREST AND INCOME TAXES:
Flat-Rolled	$(90)	$(188)
U. S. Steel Europe	87	(14)
Tubular	(57)	(64)
Total reportable segments	(60)	(266)
Other Businesses	13	14
Items not allocated to segments:
Postretirement (expense) benefit income	(16)	16
Other items not allocated to segments:
Loss on shutdown of certain tubular assets	(35)	—
Supplemental unemployment and severance costs	—	(25)
Total loss before interest and income taxes	$(98)	$(261)
CAPITAL EXPENDITURES
Flat-Rolled	$25	$46
U. S. Steel Europe	14	29
Tubular	7	52
Other Businesses	1	21
Total	$47	$148
OPERATING STATISTICS
Average realized price: ($/net ton) (a)
Flat-Rolled	$719	$611
U. S. Steel Europe	594	458
Tubular	1,097	1,180
Steel Shipments:(a)(b)
Flat-Rolled	2,404	2,498
U. S. Steel Europe	1,109	1,004
Tubular	144	89
Raw Steel Production:(b)
Flat-Rolled	2,714	2,779
U. S. Steel Europe	1,258	1,152
Raw Steel Capability Utilization: (c)
Flat-Rolled	65%	66%
U. S. Steel Europe	102%	92%

(a)	Excludes intersegment transfers.

(b)	Thousands of net tons.

(c)
Based on annual raw steel production capability of 17.0 million net tons for Flat-Rolled and 5.0 million net tons for USSE. The Flat-Rolled raw steel capability utilization, excluding the 2.8 million net tons capability of Granite City Works that is currently idled, is 78 percent.

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

On April 26, 2016, the Company filed a complaint with the U.S. International Trade Commission to initiate an investigation under Section 337 of the Tariff Act of 1930, against ten of the eleven largest Chinese steel producers and their distributors seeking the exclusion of all unfairly traded Chinese steel products from the U.S. market.  The complaint alleges three causes of action: 1) illegal conspiracy to fix prices and control output and export volumes; 2) the theft of trade secrets through industrial espionage, and 3) circumvention of duties by false designation of origin. In February 2017, U. S. Steel voluntarily withdrew its trade secrets claim, but preserved the right to refile at a later date. On November 25, 2016, the Administrative Law Judge (ALJ) issued an order dismissing the antitrust claims. However, The ITC granted U. S. Steel’s petition to review the ALJ's initial determination to terminate the antitrust portion of the litigation. All parties submitted their briefs on the antitrust review with oral argument scheduled for April 20, 2017. On January 11, 2017, the ALJ issued an order dismissing the false designation of origin claims. U. S. Steel filed a petition to review the ALJ’s order with the ITC commissioners, and the ITC reinstated the false designation of origin claim on February 27, 2017. A new scheduling order was entered and the target date to conclude the investigation has been set for April 2018. Refer to Item 2 "International Trade" for further information.

U. S. Steel v. Minnesota Pollution Control Agency (MPCA) and Commissioner John Linc Stine: On February 21, 2017, U. S. Steel filed a Verified Complaint and Writ of Mandamus against the MPCA for failure to act on U. S. Steel’s request for revisions to water quality standards which will affect the draft NPDES (water) permit at Minntac. MPCA filed an Answer and Counterclaim and U. S. Steel responded to the Counterclaim and April 5, 2017. Three citizen groups, Minnesota Center for Environmental Advocacy, Save Lake Superior Association and Save Our Sky Blue Waters, filed a Notice of Intervention on April 5, 2017.

ENVIRONMENTAL PROCEEDINGS

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of March 31, 2017, under federal and state environmental laws. Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

At March 31, 2017, U. S. Steel has received information requests or been identified as a PRP at a total of seven CERCLA sites, two of which liability has not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at the other five sites will be between $100,000 and $1 million for four of the sites, and over $5 million for one site as described below.

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

While work continues on obtaining additional information for remedial design and educating the public and key stakeholders on the details of the plan, there has been no material change in the status of the project during the three months ended March 31, 2017. Additional study, investigation, design, oversight costs, and implementation of U. S. Steel's preferred remedial alternatives on the upland property and Estuary are currently estimated as of March 31, 2017 at approximately $48 million.

RCRA and Other Remediation Sites

U. S. Steel may be liable for remediation costs under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. There are 18 such sites where remediation is being sought involving amounts in excess of $100,000. Based on currently available information, which is in many cases preliminary and incomplete, management believes that liability for cleanup and remediation costs in connection with 9 sites have potential costs between $100,000 and $1 million per site, 5 sites may involve remediation costs between $1 million and $5 million per site and 4 sites are estimated to or could have, costs for remediation, investigation, restoration or compensation in excess of $5 million per site.

For more information on the status of remediation activities at U. S. Steel’s significant sites, see the discussions related to each site below.

Gary Works

On October 23, 1998, the EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measures Study (CMS) and Corrective Measure Implementation. While work continues on several items, there has been no material change in the status of the project during the three months ended March 31, 2017. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $27 million as of March 31, 2017, based on our current estimate of known remaining costs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). While preliminary approval of the conceptual CAMU design has been granted by the UDEQ, there has been no material change in the status of the project during the three months ended March 31, 2017. U. S. Steel has an accrued liability of approximately $63 million as of March 31, 2017, for our estimated share of the remaining costs of remediation.

USS-POSCO Industries (UPI)

A joint venture in Pittsburg, California between subsidiaries of U. S. Steel and POSCO, UPI's facilities were previously owned and operated solely by U. S. Steel which retains primary responsibility for the existing environmental conditions. During 2016, U. S. Steel implemented its preferred remedial plan to address groundwater impacts from trichloroethylene at SWMU 4. Evaluations continue for the three SWMUs known as the Northern Boundary Group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As such, there has been no material change in the status of the project during the three months ended March 31, 2017. As of March 31, 2017, approximately $1 million has been accrued for ongoing environmental studies, investigations and remedy implementation. Significant additional costs associated with this site are possible and are referenced in Note 20 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, the EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) in December 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM), with the approval of the EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. While work continues on different aspects of the program, there has been no material change in the status of the project during the three months ended March 31, 2017. In total, the accrued liability for remaining work under the Corrective Action Program, was approximately $460,000 at March 31, 2017. Significant additional costs associated with this site are possible and are referenced in Note 20 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairless Plant

In April 1993, U. S. Steel entered into a consent order with the EPA pursuant to RCRA, under which U. S. Steel would perform Interim Measures (IM), an RFI and CMS at our Fairless Plant. A Phase I RFI Final Report was submitted in September of 1997. With EPA’s agreement, in lieu of conducting subsequent phases of the RFI and the CMS, U. S. Steel has been working through the Pennsylvania Department of Environmental Protection Act 2 Program to characterize and remediate facility parcels for redevelopment. While work continues on these items, there has been no material change in the status of the project during the three months ended March 31, 2017. As of March 31, 2017, the accrued liability to maintain the interim measures, and clear properties through the Act 2 process is approximately $400,000. Significant additional costs associated with this site are possible and are referenced in Note 20 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (OEPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Areas of Contamination was submitted in March 2012. While work continues on the implementation of the Phase II RFI work plan that addresses additional soil investigations, site wide groundwater and the pipe mill lagoon, there has been no material change in the status of the project during the three months ended March 31, 2017. As of March 31, 2017, costs to complete additional projects are estimated to be approximately $170,000. Significant additional costs associated with this site are possible and are referenced in Note 20 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Joliet Works

The 50-acre parcel at the former Joliet Works is enrolled in the Illinois Environmental Protection Agency’s (IEPA) voluntary Site Remediation Program. The Program requires investigation and establishment of cleanup objectives followed by submission/approval of a Remedial Action Plan (RAP) to meet those objectives. The 50-acre parcel was divided into four (4) subareas with remedial activities completed in 2015 for three (3) of the subareas. While work continues to define the requirements for further investigation of the remaining parcel, there has been no material change in the status of the project during the three months ended March 31, 2017. U. S. Steel has an accrued liability of $300,000 as of March 31, 2017. Significant additional costs associated with this site are possible and are referenced in Note 20 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Cherryvale (KS) Zinc

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation of the site proper was essentially completed in 2007. The Consent Order was amended on May 3, 2013, to require investigation (but not remediation) of potential contamination beyond the boundary of the former zinc smelting operation. On November 22, 2016, KDHE approved a State Cooperative Final Agency Decision Statement that identified the remedy selected to address potential contamination beyond the boundary of the former zinc smelting site. While work continues on developing the Pre-Remedial Action Design Plan, there has been no material change in the status of the project during the three months ended March 31, 2017. As of March 31, 2017, an accrual of approximately $300,000 remains available for addressing these outstanding issues.

Air Related Matters

Great Lakes Works

In June 2010, the EPA significantly lowered the primary NAAQS for SO2 from 140 parts per billion (ppb) on a 24-hour basis to an hourly standard of 75 ppb. Based upon the 2009-2011 ambient air monitoring data, the EPA designated the area in which Great Lakes Works is located as nonattainment with the 2010 SO2 NAAQS.

Because of this designation, MDEQ must submit a State Implementation Plan (SIP) to the EPA that demonstrates that the entire nonattainment area (and not just the monitor) will be in attainment by October 2018 by using conservative air dispersion modeling. U. S. Steel met with MDEQ on multiple occasions and had offered reduction plans to MDEQ but the parties could not agree to a plan. MDEQ, instead promulgated Rule 430. The rule became effective in June 2016. Impacts associated with compliance with the rule would be material to U. S. Steel. Because we believe the rule is illegal and inequitable, we filed a complaint against MDEQ with the Michigan Court of Claims in August 2016 seeking, among other things, a declaratory ruling that the rule is invalid as well as injunctive relief enjoining MDEQ from enforcing the rule. In October 2016, the Court heard oral arguments regarding each parties’ motion for summary disposition. After oral arguments, the Court deferred its ruling on the parties’ motions, stayed the effectiveness of Rule 430, and ordered the parties to mediate. The parties have been engaged in meaningful mediation since then. While the impacts regarding any resolution are not estimable at this time, the impacts of any resolution may also be material to U. S. Steel.

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

Minnesota Ore Operations

On February 6, 2013, the EPA published a Federal Implementation Plan (FIP) that applies to taconite facilities in Minnesota. The FIP establishes and requires emission limits and the use of low NOx reduction technology on indurating furnaces as Best Available Retrofit Technology. While U. S. Steel installed low NOx burners on three furnaces at Minntac and is currently obligated to install low NOx burners on the two other furnaces at Minntac pursuant to existing agreements and permits, the rule would require the installation of a low NOx burner on the one furnace at Keetac for which U. S. Steel did not have an otherwise existing obligation. U. S. Steel estimates expenditures associated with the installation of low NOx burners of as much as $25 to $30 million. In 2013, U. S. Steel filed a petition for administrative reconsideration to the EPA and a petition for judicial review of the 2013 FIP and denial of the Minnesota State Implementation Plan (SIP) to the Eighth Circuit of the 2013 FIP. In April 2016, U.S. EPA promulgated a revised FIP with the same substantive requirements for U. S. Steel. In June 2016, U. S. Steel filed a petition for administrative reconsideration of the 2016 FIP to the EPA and a petition for judicial review of the 2016 FIP before the Eighth Circuit Court of Appeals. The EPA has yet to publish a response to either petition for administrative reconsideration in the Federal Register as required, and both petitions for judicial review remain with the Eighth Circuit.

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

EPA Region V Federal Lawsuit

This is a Clean Air Act (CAA) enforcement action filed in August 2012 pending in Federal Court in the Northern District of Indiana. The U.S. Government, joined by the States of Illinois, Indiana, and Michigan initiated the action alleging the Company violated the CAA and failed to have in place appropriate pollution control equipment at Gary Works, Granite City Works, and Great Lakes Works. A Consent Decree with proposed settlement agreement was filed with the Court on November 22, 2016. As part of the settlement agreement, U. S. Steel agreed to perform seven supplemental environmental projects totaling $2.7 million and pay a $2.2 million civil penalty. The enforcement action concluded on March 30, 2017 when the Court signed and entered the Consent Decree.

ASBESTOS LITIGATION
As of March 31, 2017, U. S. Steel was a defendant in approximately 850 active cases involving approximately 3,345 plaintiffs. The vast majority of these cases involve multiple defendants. At December 31, 2016, U. S. Steel was a defendant in approximately 845 active cases involving approximately 3,340 plaintiffs. About 2,500, or approximately 75 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs. During the three months ended March 31, 2017, settlements and other dispositions resolved approximately 55 cases, and new case filings added approximately 60 cases. During 2016, settlements and other dispositions resolved approximately 225 cases, and new case filings added approximately 250 cases.
The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2014	3,320	190	325	3,455
December 31, 2015	3,455	415	275	3,315
December 31, 2016	3,315	225	250	3,340
March 31, 2017	3,340	55	60	3,345

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

Item 6.	EXHIBITS

10.1	First Amendment to United States Steel Corporation 2016 Omnibus Incentive Compensation Plan.

18.1	Letter of preferability regarding change in accounting principle from PricewaterhouseCoopers, LLC, Independent Registered Public Accounting Firm.

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
April 26, 2017
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.