Form 10-Q
period 2017-06-30
UNITED STATES STEEL CORP
filed 2017-07-26
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
Yes     No ✓
Common stock outstanding at July 20, 2017 – 174,911,603 shares

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

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2017	2016	2017	2016
Net sales:
Net sales	$2,787	$2,320	$5,199	$4,346
Net sales to related parties (Note 18)	357	264	670	579
Total	3,144	2,584	5,869	4,925
Operating expenses (income):
Cost of sales (excludes items shown below)	2,725	2,397	5,286	4,833
Selling, general and administrative expenses	79	64	176	133
Depreciation, depletion and amortization	121	129	258	258
Earnings from investees	(16)	(28)	(20)	(73)
Gain associated with retained interest in U. S. Steel Canada Inc. (Note 21)	(72)	—	(72)	—
Restructuring and other charges (Note 19)	(1)	(6)	32	4
Net (gain) loss on disposal of assets	—	—	(1)	3
Other income, net	(5)	—	(5)	—
Total	2,831	2,556	5,654	5,158
Earnings (loss) before interest and income taxes	313	28	215	(233)
Interest expense	55	60	113	115
Interest income	(4)	(2)	(8)	(3)
Loss on debt extinguishment	1	24	1	22
Other financial costs (income)	16	(1)	25	12
Net interest and other financial costs (Note 7)	68	81	131	146
Earnings (loss) before income taxes	245	(53)	84	(379)
Income tax (benefit) provision (Note 9)	(16)	(7)	3	7
Net earnings (loss)	261	(46)	81	(386)
Less: Net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings (loss) attributable to United States Steel Corporation	$261	$(46)	$81	$(386)
Earnings (loss) per common share (Note 10):
Earnings (loss) per share attributable to United States Steel Corporation stockholders:
-Basic	$1.49	$(0.32)	$0.46	$(2.64)
-Diluted	$1.48	$(0.32)	$0.46	$(2.64)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Net earnings (loss)	$261	$(46)	$81	$(386)
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	82	(31)	105	31
Changes in pension and other employee benefit accounts	46	42	92	(182)
Other	(3)	11	(3)	21
Total other comprehensive income (loss), net of tax	125	22	194	(130)
Comprehensive income (loss) including noncontrolling interest	386	(24)	275	(516)
Comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive income (loss) attributable to United States Steel Corporation	$386	$(24)	$275	$(516)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,522	$1,515
Receivables, less allowance of $28 and $25	1,206	976
Receivables from related parties, less allowance of $0 and $265 (Notes 18 and 21)	238	272
Inventories (Note 11)	1,727	1,573
Other current assets	30	20
Total current assets	4,723	4,356
Property, plant and equipment	14,527	14,196
Less accumulated depreciation and depletion	10,517	10,217
Total property, plant and equipment, net	4,010	3,979
Investments and long-term receivables, less allowance of $11 and $10	548	528
Long-term receivables from related parties, less allowance of $0 and $1,627 (Notes 18 and 21)	—	—
Intangibles – net (Note 5)	171	175
Deferred income tax benefits (Note 9)	4	6
Other noncurrent assets	124	116
Total assets	$9,580	$9,160
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$1,948	$1,602
Accounts payable to related parties (Notes 18 and 21)	77	66
Payroll and benefits payable	338	400
Accrued taxes	140	128
Accrued interest	73	85
Short-term debt and current maturities of long-term debt (Note 13)	175	50
Total current liabilities	2,751	2,331
Long-term debt, less unamortized discount and debt issuance costs (Note 13)	2,752	2,981
Employee benefits	1,151	1,216
Deferred income tax liabilities (Note 9)	28	28
Deferred credits and other noncurrent liabilities	343	329
Total liabilities	7,025	6,885
Contingencies and commitments (Note 20)
Stockholders’ Equity (Note 16):
Common stock (176,424,554 shares issued) (Note 10)	176	176
Treasury stock, at cost (1,521,037 and 2,614,378 shares)	(96)	(182)
Additional paid-in capital	3,942	4,027
Accumulated deficit	(165)	(250)
Accumulated other comprehensive loss (Note 17)	(1,303)	(1,497)
Total United States Steel Corporation stockholders’ equity	2,554	2,274
Noncontrolling interests	1	1
Total liabilities and stockholders’ equity	$9,580	$9,160

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2017	2016
Increase (decrease) in cash and cash equivalents
Operating activities:
Net earnings (loss)	$81	$(386)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	258	258
Gain associated with retained interest U. S. Steel Canada Inc. (Note 21)	(72)	—
Restructuring and other charges (Note 19)	32	4
Provision for doubtful accounts	1	—
Pensions and other postretirement benefits	31	(21)
Deferred income taxes	2	2
Net (gain) loss on disposal of assets	(1)	3
Distributions received, net of equity investees earnings	(16)	(70)
Changes in:
Current receivables	(172)	(182)
Inventories	(125)	404
Current accounts payable and accrued expenses	98	213
Income taxes receivable/payable	20	6
Bank checks outstanding	7	9
All other, net	98	73
Net cash provided by operating activities	242	313
Investing activities:
Capital expenditures	(120)	(217)
Disposal of assets	—	1
Change in restricted cash, net	(1)	(3)
Investments, net	(1)	(15)
Net cash used in investing activities	(122)	(234)
Financing activities:
Issuance of long-term debt, net of financing costs	—	958
Repayment of long-term debt	(108)	(962)
Dividends paid	(18)	(15)
Taxes paid for equity compensation plans (Note 3)	(10)	—
Receipts from exercise of stock options	13	—
Net cash used in financing activities	(123)	(19)
Effect of exchange rate changes on cash	10	5
Net increase in cash and cash equivalents	7	65
Cash and cash equivalents at beginning of year	1,515	755
Cash and cash equivalents at end of period	$1,522	$820

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
Change in Accounting Estimate - Capitalization and Depreciation Method
During 2017, U. S. Steel completed a review of its accounting policy for property, plant and equipment depreciated on a group basis. As a result of this review, U. S. Steel changed its accounting method for property, plant and equipment from the group method of depreciation to the unitary method of depreciation, effective as of January 1, 2017. The Company believes the change from the group method to the unitary method of depreciation is preferable under U.S. GAAP as it will result in a more precise estimate of depreciation expense. Additionally, the change to the unitary method of depreciation is consistent with the depreciation method applied by our competitors, and improves the comparability of our results to our competitors. Our change in the method of depreciation is considered a change in accounting estimate effected by a change in accounting principle and has been applied prospectively. Due to the application of the unitary method of depreciation and resultant change in our capitalization policy, maintenance and outage spending that had previously been expensed as well as capital investments associated with our asset revitalization program will now be capitalized if it extends the useful life of the related asset. For the three months ended June 30, 2017, the effect of the change was an increase in both income from continuing operations and net earnings of $112 million (which consists of a $118 million decrease in cost of sales due to the capitalization of maintenance and outage spending that would have been previously expensed, partially offset by increased depreciation expense of $6 million, as a result of the impact of unitary depreciation on the existing net book value of fixed assets, as noted below, and the capitalization of maintenance and outage spending) and an increase in diluted earnings per share of $0.64. Included in the three months ended June 30, 2017 is a favorable impact of approximately $50 million as the amount of spending subject to capitalization exceeded our previous internal estimate primarily due to the timing of certain capital projects, including projects implemented under our asset revitalization program. For the six months ended June 30, 2017, the effect of the change was an increase in both income from continuing operations and net earnings of $110 million (which consists of a $135 million decrease in cost of sales due to the capitalization of maintenance and outage spending that would have been previously expensed, partially offset by increased depreciation expense of $25 million, as a result of the impact of unitary depreciation on the existing net book value of fixed assets, as noted below, and the capitalization of maintenance and outage spending) and an increase in diluted earnings per share of $0.63. The tax effect of this change was immaterial to the consolidated financial statements.
U. S. Steel's property, plant and equipment totaled $3,979 million at December 31, 2016. U. S. Steel allocated the existing net book value of group assets at the transition date to approximate a unitary depreciation methodology, and the fixed assets will be depreciated over their estimated remaining useful lives as follows:

(In millions)
Remaining Useful Life of Assets	Net Book Value at December 31, 2016
Under 5 years	$597
6-10 years	629
11-15 years	765
16-20 years	654
21-25 years	363
Over 25 years	479
Assets not subject to depreciation	492
Total	$3,979
2.    New Accounting Standards

On May 10, 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting (ASU 2017-09). The amendments included in ASU 2017-09 provide guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. U. S. Steel is currently evaluating the impact the adoption of ASU 2017-09 will have on its Consolidated Financial Statements.
On March 10, 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (ASU 2017-07). ASU 2017-07 requires an employer who offers defined benefit and post retirement benefit plans to report the service cost component of the net periodic benefit cost in the same line item or items as other compensation cost arising from services rendered by employees during the period. The other components of net periodic benefit costs are required to be presented on a retrospective basis in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The ASU also allows for the service cost component of net periodic benefit cost to be eligible for capitalization into inventory when applicable. ASU 2017-07 is effective for periods beginning after December 15, 2017, including interim periods within those annual periods; early adoption is permitted. The adoption of this ASU will not have an impact on U. S. Steel's net earnings (loss) but will be a reclassification from a line on the income statement within earnings (loss) before interest and income taxes to a line on the income statement below earnings (loss) before interest and income taxes.
On August 26, 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows by addressing eight specific cash receipt and cash payment issues. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. U. S. Steel is evaluating the financial statement implications of adopting ASU 2016-15, but anticipates it will not have an overall impact to the Company's consolidated statement of cash flows, but may result in a reclassification between cash flow line items.
On February 25, 2016, the FASB issued Accounting Standards Update 2016-02, Leases (ASU 2016-02). ASU 2016-02 supersedes prior lease accounting guidance. Under ASU 2016-02, for operating leases, a lessee should recognize in its statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term; recognize a single lease cost, which is allocated over the lease term, generally on a straight line basis, and classify all cash payments within the operating activities in the statement of cash flows. For financing leases, a lessee is required to recognize a right-of-use asset and a lease liability; recognize interest on the lease liability separately from amortization of the right-of-use asset, and classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability within the operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. In addition, at the inception of a contract, an entity should determine whether the contract is or contains a lease. ASU 2016-02 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, using a modified retrospective approach. U. S. Steel is currently evaluating the financial statement implications of adopting ASU 2016-02, and has begun an inventory of its global leasing arrangements. U. S. Steel has also begun to review its information technology systems, internal controls, and accounting policies in relation to the ASU’s accounting and reporting requirements to recognize the respective right-of-use assets and the related lease liabilities.
On May 28, 2014, the FASB and the International Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016; early application is not permitted. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date (ASU 2015-14). ASU 2015-14 defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and only permits entities to adopt the standard one year earlier as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. U. S. Steel has completed a review of its significant customer contracts and is finalizing its evaluation of those contracts in relation to the recognition of revenue under the new standard. U. S. Steel is currently developing disclosures, finalizing its review of information technology systems, and key internal controls related to our ability to process, record and account for revenue under the new standard. U. S. Steel does not expect a material financial statement impact related to the adoption of this ASU.
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
On July 22, 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11). ASU 2015-11 requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. ASU 2015-11 does not apply to inventories that are measured using either the last-in, first-out (LIFO) method or the retail inventory method. ASU 2015-11 was effective for public entities for financial statements issued for fiscal years beginning after December 15, 2016. U. S. Steel adopted ASU 2015-11 on January 1, 2017. The adoption did not have a significant financial statement impact to U. S. Steel.

4.    Segment Information
U. S. Steel has three reportable segments: Flat-Rolled Products (Flat-Rolled), which consists of the following three commercial entities that directly interact with our customers and service their needs: (1) automotive, (2) consumer, and (3) industrial, service center and mining; U. S. Steel Europe (USSE); and Tubular Products (Tubular). The results of our railroad and real estate businesses that do not constitute reportable segments are combined and disclosed in the Other Businesses category.
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
The results of segment operations for three months ended June 30, 2017 and 2016 are:

(In millions) Three Months Ended June 30, 2017	Customer Sales	Intersegment Sales	Net Sales	Earnings (loss) from investees	Earnings (loss) Before Interest and Income Taxes
Flat-Rolled	$2,151	$92	$2,243	$14	$218
USSE	740	12	752	—	55
Tubular	234	—	234	2	(29)
Total reportable segments	3,125	104	3,229	16	244
Other Businesses	19	29	48	—	9
Reconciling Items and Eliminations	—	(133)	(133)	—	60
Total	$3,144	$—	$3,144	$16	$313

Three Months Ended June 30, 2016
Flat-Rolled	$1,926	$—	$1,926	$27	$6
USSE	565	1	566	—	55
Tubular	81	2	83	2	(78)
Total reportable segments	2,572	3	2,575	29	(17)
Other Businesses	12	25	37	(1)	10
Reconciling Items and Eliminations	—	(28)	(28)	—	35
Total	$2,584	$—	$2,584	$28	$28

The results of segment operations for the six months ended June 30, 2017 and 2016 are:

(In millions) Six Months Ended June 30, 2017	Customer Sales	Intersegment Sales	Net Sales	Earnings (loss) from investees	Earnings (loss) Before Interest and Income Taxes
Flat-Rolled	$4,016	$113	$4,129	$17	$128
USSE	1,413	24	1,437	—	142
Tubular	405	1	406	3	(86)
Total reportable segments	5,834	138	5,972	20	184
Other Businesses	35	60	95	—	22
Reconciling Items and Eliminations	—	(198)	(198)		9
Total	$5,869	$—	$5,869	$20	$215

Six Months Ended June 30, 2016
Flat-Rolled	$3,657	$16	$3,673	$71	$(182)
USSE	1,041	2	1,043	—	41
Tubular	190	1	191	4	(142)
Total reportable segments	4,888	19	4,907	75	(283)
Other Businesses	37	53	90	(2)	24
Reconciling Items and Eliminations	—	(72)	(72)	—	26
Total	$4,925	$—	$4,925	$73	$(233)
The following is a schedule of reconciling items to Earnings (Loss) Before Interest and Income Taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Items not allocated to segments:
Postretirement benefit (expense) income(a)	$(12)	$12	$(28)	$28
Other items not allocated to segments:
Loss on shutdown of certain tubular assets(b)	—	—	(35)	—
Gain associated with retained interest in U. S. Steel Canada Inc. (Note 21)	72	—	72	—
Restructuring and other charges and adjustments(c)	—	23	—	(2)
Total other items not allocated to segments	72	23	37	(2)
Total reconciling items	$60	$35	$9	$26
(a) Consists of the net periodic benefit cost elements, other than service cost and amortization of prior service cost for active employees, associated with our defined pension, retiree health care and life insurance benefit plans.
(b) Included in Restructuring and other charges on the Consolidated Statement of Operations. See Note 19 to the Consolidated Financial Statements.
(c) For the three and six months ended June 30, 2016, approximately $(17) million and $(2) million is included in Cost of sales, respectively and approximately $(6) million and $4 million is included in the Restructuring and other charges in the Consolidated Statement of Operations, respectively. See Note 19 to the Consolidated Financial Statements.

5.     Intangible Assets
Intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of June 30, 2017			As of December 31, 2016
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	12 Years	$132	$62	$70	$132	$59	$73
Patents	2-10 Years	22	3	19	22	2	20
Other	5-10 Years	14	7	7	14	7	7
Total amortizable intangible assets		$168	$72	$96	$168	$68	$100
The carrying amount of acquired water rights with indefinite lives as of June 30, 2017 and December 31, 2016 totaled $75 million. The research and development activities of the Company's acquired indefinite lived in-process research and development patents was completed during the fourth quarter of 2016 and are now being amortized over their useful lives of approximately 10 years. The indefinite lived intangible assets are tested for impairment annually in the third quarter, or whenever events or circumstances indicate the carrying value may not be recoverable.
Identifiable intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate the carrying values may not be recoverable.
Amortization expense was $2 million in the three months ended June 30, 2017 and $2 million in the three months ended June 30, 2016. Amortization expense was $4 million in the six months ended June 30, 2017 and $4 million in the six months ended June 30, 2016. The estimated future amortization expense of identifiable intangible assets during the next five years is $4 million for the remaining portion of 2017 and $9 million each year from 2018 to 2021.

6.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost (income) for the three months ended June 30, 2017 and 2016:

	Pension Benefits		Other Benefits
(In millions)	2017	2016	2017	2016
Service cost	$12	$13	$5	$5
Interest cost	59	65	24	24
Expected return on plan assets	(97)	(105)	(17)	(38)
Amortization of prior service cost	—	3	7	7
Amortization of actuarial net loss	37	32	1	1
Net periodic benefit cost (income), excluding below	11	8	20	(1)
Multiemployer plans	14	15	—	—
Settlement, termination and curtailment losses	—	3	—	—
Net periodic benefit cost (income)	$25	$26	$20	$(1)
The following table reflects the components of net periodic benefit cost (income) for the six months ended June 30, 2017 and 2016:

	Pension Benefits		Other Benefits
(In millions)	2017	2016	2017	2016
Service cost	$24	$26	$9	$10
Interest cost	118	130	47	49
Expected return on plan assets	(194)	(210)	(33)	(75)
Amortization of prior service cost	—	6	14	13
Amortization of actuarial net loss	74	64	2	1
Net periodic benefit cost (income), excluding below	22	16	39	(2)
Multiemployer plans	29	32	—	—
Settlement, termination and curtailment losses	4	3	—	—
Net periodic benefit cost (income)	$55	$51	$39	$(2)
Settlements
During the first six months of 2017 and 2016, there were settlement charges of $4 million and $3 million, respectively, incurred for the non-qualified pension plan due to lump sum payments for certain individuals.
Employer Contributions
During the first six months of 2017, U. S. Steel made cash payments of $30 million to the Steelworkers’ Pension Trust and $7 million of pension payments not funded by trusts.
During the first six months of 2017, cash payments of $27 million were made for other postretirement benefit payments not funded by trusts.
Company contributions to defined contribution plans totaled $10 million and $11 million in the three months ended June 30, 2017 and 2016, respectively. Company contributions to defined contribution plans totaled $19 million and $22 million for the six months ended June 30, 2017 and 2016, respectively.

Non-retirement postemployment benefits
U. S. Steel recorded a favorable adjustment associated with a change in estimate that resulted in a benefit of approximately $1 million for both of the three and six month periods ended June 30, 2017, compared to a favorable adjustment of approximately $17 million and $2 million for the three and six months ended June 30, 2016, respectively, related to employee costs for supplemental unemployment benefits and the continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others. Payments for these benefits during the three and six months ended June 30, 2017 were $5 million and $13 million, respectively. Payments for these benefits during the three and six months ended June 30, 2016 were $21 million and $40 million, respectively.
7.    Net Interest and Other Financial Costs
Net interest and other financial costs includes interest expense (net of capitalized interest), interest income, financing costs, derivatives gains and losses and foreign currency remeasurement gains and losses. Foreign currency gains and losses are primarily a result of foreign currency denominated assets and liabilities that require remeasurement and the impacts of euro-U.S. dollar derivatives activity. During the three months ended June 30, 2017 and 2016, net foreign currency losses of $11 million and gains of $6 million respectively, were recorded in other financial costs. During the six months ended June 30, 2017 and 2016, net foreign currency losses of $16 million and $2 million respectively, were recorded in other financial costs. Additionally, during the three and six months ended June 30, 2016, a net loss on debt extinguishment was recognized of $24 million and $22 million, respectively.
See Note 12 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure. See Note 13 for further details on U. S. Steel's redemption of its senior debt.

8.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee) under the 2005 Stock Incentive Plan (the Plan) and the 2016 Omnibus Incentive Compensation Plan (the Omnibus Plan), which are more fully described in Note 14 of the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and the 2017 Proxy Statement. On April 26, 2016, the Company's stockholders approved the Omnibus Plan and authorized the Company to issue up to 7,200,000 shares of U. S. Steel common stock under the Omnibus Plan. The Company's stockholders authorized the issuance of an additional 6,300,000 shares under the Omnibus Plan on April 25, 2017. While the awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of June 30, 2017, there were 6,196,234 shares available for future grants under the Omnibus Plan.

Recent grants of stock-based compensation consist of stock options, restricted stock units, and total shareholder return (TSR) performance awards. Stock options are generally issued at the market price of the underlying stock on the date of the grant. Upon exercise of stock options, shares of U. S. Steel common stock are issued from treasury stock. The following table is a general summary of the awards made under the 2005 Plan and the Omnibus Plan during the first six months of 2017 and 2016.

	2017		2016
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Stock Options	632,050	$17.43	1,333,210	$6.24
Restricted Stock Units	336,120	$36.59	1,117,495	$14.27
TSR Performance Awards (c)	156,770	$42.45	308,130	$10.02
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted-average for all grants during the period.
(c) The number of performance awards shown represents the target value of the award.

U. S. Steel recognized pretax stock-based compensation expense in the amount of $5 million in both of the three month periods ended June 30, 2017 and 2016, respectively, and $15 million and $11 million in the first six months of 2017 and 2016, respectively.

As of June 30, 2017, total future compensation expense related to nonvested stock-based compensation arrangements was $30 million, and the weighted average period over which this expense is expected to be recognized is approximately 1 year.

Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The stock options generally vest ratably over three years and have a term of ten years.

Black-Scholes Assumptions	2017 Grants	2016 Grants
Grant date price per share of option award	$36.53	$14.78
Exercise price per share of option award	$36.53	$14.78
Expected annual dividends per share, at grant date	$0.20	$0.20
Expected life in years	5.0	5.0
Expected volatility	57%	53%
Risk-free interest rate	1.97%	1.46%
Grant date fair value per share of unvested option awards as calculated from above	$17.43	$6.24

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

Restricted stock units awarded as part of annual grants generally vest ratably over three years. The fair value is the market price of the underlying common stock on the date of the grant. Restricted stock units granted in connection with new-hire or retention grants generally cliff vest three years from the date of grant.

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
9. Income Taxes
Tax provision
For the six months ended June 30, 2017 and 2016, we recorded a tax provision of $3 million on our pretax earnings of $84 million and a tax provision of $7 million on our pretax loss of $379 million, respectively. Included in the tax provision in the first six months of 2017 is a benefit of $13 million related to the carryback of certain losses to prior years. Due to the full valuation allowance on our domestic deferred tax assets, the tax provision does not reflect any benefit for domestic pretax losses, if any.

The tax provision for the first six months of 2017 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss.
During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2017 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2017 could be materially different from the forecasted amount used to estimate the tax provision for the six months ended June 30, 2017.
Deferred taxes
Each quarter U. S. Steel analyzes the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion, or all, of a deferred tax asset may not be realized.

At June 30, 2017, U. S. Steel reviewed all available positive and negative evidence and determined that it is more likely than not that all of its net domestic deferred tax assets may not be realized.

U. S. Steel will continue to monitor the realizability of its deferred tax assets on a quarterly basis. In the future, if we determine that realization is more likely than not for deferred tax assets with a valuation allowance, the related valuation allowance will be reduced, and we will record a non-cash benefit to earnings.
Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in ASC Topic 740 on income taxes. As of both June 30, 2017 and December 31, 2016, the total amount of gross unrecognized tax benefits was $72 million. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $10 million as of June 30, 2017 and $9 million as of December 31, 2016.
U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Consolidated Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of June 30, 2017 and December 31, 2016, U. S. Steel had accrued liabilities of $5 million and $4 million, respectively, for interest and penalties related to uncertain tax positions.
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
The computations for basic and diluted earnings (loss) per common share from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2017	2016	2017	2016
Earnings (loss) attributable to United States Steel Corporation stockholders	$261	$(46)	$81	$(386)
Weighted-average shares outstanding (in thousands):
Basic	174,797	146,582	174,521	146,492
Effect of stock options, restricted stock units and performance awards	1,231	—	1,798	—
Adjusted weighted-average shares outstanding, diluted	176,028	146,582	176,319	146,492
Basic earnings (loss) per common share	$1.49	$(0.32)	$0.46	$(2.64)
Diluted earnings (loss) per common share	$1.48	$(0.32)	$0.46	$(2.64)
The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Securities granted under the 2005 Stock Incentive Plan, as amended, and the 2016 Omnibus Incentive Compensation Plan, as amended	3,538	10,126	1,669	10,126

Dividends Paid Per Share
The dividend for each of the first and second quarters of 2017 and 2016 was five cents per common share.

11.    Inventories
Inventories are carried at the lower of cost or market for last-in, first-out (LIFO) inventories and lower of cost and net realizable value for first-in, first-out (FIFO) method inventories. The LIFO method is the predominant method of inventory costing in the United States. The FIFO method is the predominant method of inventory costing in Europe. At June 30, 2017 and December 31, 2016, the LIFO method accounted for 74 percent and 75 percent of total inventory values, respectively.

(In millions)	June 30, 2017	December 31, 2016
Raw materials	$499	$449
Semi-finished products	789	686
Finished products	388	375
Supplies and sundry items	51	63
Total	$1,727	$1,573
Current acquisition costs were estimated to exceed the above inventory values by $771 million and $489 million at June 30, 2017 and December 31, 2016, respectively. As a result of the liquidation of LIFO inventories, cost of sales decreased and earnings (loss) before interest and income taxes increased by $7 million and $1 million for the three and six months ended June 30, 2017, respectively. Cost of sales increased and earnings (loss) before interest and income taxes decreased by $29 million and $75 million for the three and six months ended June 30, 2016, respectively, as a result of liquidation of LIFO inventories.
Inventory includes $45 million and $54 million of property held for residential or commercial development as of June 30, 2017 and December 31, 2016, respectively.
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
As of June 30, 2017, U. S. Steel held euro forward sales contracts with a total notional value of approximately $216 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.
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
The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel's consolidated financial statements as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016:

		Fair Value	Fair Value
(In millions)	Balance Sheet Location	June 30, 2017	December 31, 2016
Foreign exchange forward contracts	Accounts receivable	$—	$9
Foreign exchange forward contracts	Accounts payable	$9	$—

(In millions)	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
		Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Foreign exchange forward contracts	Other financial income/ costs	$(11)	$(13)

(In millions)	Statement of Operations Location	Amount of (Loss)	Amount of Gain
		Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Foreign exchange forward contracts	Other financial income/ costs	$(6)	$4
In accordance with the guidance found in ASC Topic 820 on fair value measurements and disclosures, the fair value of our euro forward sales contracts is determined using Level 2 inputs, which are defined as "significant other observable" inputs. The inputs used are from market sources that aggregate data based upon market transactions.
13.    Debt

(In millions)	Interest Rates %	Maturity	June 30, 2017	December 31, 2016
2037 Senior Notes	6.65	2037	$350	$350
2022 Senior Notes	7.50	2022	400	400
2021 Senior Secured Notes	8.375	2021	980	980
2021 Senior Notes	6.875	2021	200	200
2020 Senior Notes	7.375	2020	432	432
2018 Senior Notes	7.00	2018	161	161
Environmental Revenue Bonds	5.50 - 6.88	2017 - 2042	411	447
Recovery Zone Facility Bonds	6.75	2040	—	70
Fairfield Caster Lease		2022	26	28
Other capital leases and all other obligations		2019	1	1
Third Amended and Restated Credit Agreement	Variable	2020	—	—
USSK Revolver	Variable	2020	—	—
USSK credit facilities	Variable	2017 - 2018	—	—
Total Debt			2,961	3,069
Less unamortized discount and debt issuance costs			34	38
Less short-term debt and long-term debt due within one year			175	50
Long-term debt			$2,752	$2,981

To the extent not otherwise discussed below, information concerning the Senior Notes and other listed obligations can be found in Note 16 of the audited financial statements in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Redemption of Recovery Zone Facility Bonds
On March 10, 2017, U. S. Steel announced the permanent shutdown of the No. 6 Quench & Temper Mill at Lorain Tubular Operations in Lorain, Ohio. Under the terms of the Trust Indenture dated as of December 1, 2010, between the Lorain County Port Authority and The Bank of New York Mellon Trust Company, N.A., as Trustee (the Indenture), this action and our decision to relocate the Lorain No. 6 Quench & Temper equipment to one of several other sites under consideration to optimize our operations, triggered an Extraordinary Mandatory Redemption of the Lorain County Port Authority Recovery Zone Facility Revenue Bonds (the Recovery Zone Bonds) and accordingly required U. S. Steel to redeem the Recovery Zone Bonds and repay in full the principal amount plus accrued interest. In accordance with the terms of the Indenture, U. S. Steel paid in full all amounts due under the Indenture, comprised of $70 million principal and accrued interest of approximately $2 million, on April 27, 2017.
Third Amended and Restated Credit Agreement
As of June 30, 2017, there were no amounts drawn on the $1.5 billion credit facility agreement (Third Amended and Restated Credit Agreement). However, since the value of our inventory and trade accounts receivable less specified reserves calculated in accordance with the Third Amended and Restated Credit Agreement do not support the full amount of the facility at June 30, 2017, the amount available to the Company under this facility was reduced by $4 million to $1,496 million. Additionally, U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Third Amended and Restated Credit Agreement is less than the greater of 10 percent of the total aggregate commitments and $150 million. Based on the most recent four quarters as of June 30, 2017, we have met this covenant. If we are unable to meet this covenant in future periods, the amount available to the Company under this facility would be reduced by $150 million.

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
U. S. Steel Košice (USSK) revolver and credit facilities
At June 30, 2017, USSK had no borrowings under its €200 million (approximately $228 million) unsecured revolving credit facility (the USSK Credit Agreement). The USSK Credit Agreement contains certain USSK financial covenants, including maximum Leverage, maximum Net Debt to Tangible Net Worth, and minimum Interest Coverage ratios as defined in the USSK Credit Agreement. The covenants are measured semi-annually for the period covering the last twelve calendar months. USSK may not draw on the USSK Credit Agreement if it does not comply with any of the financial covenants until the next measurement date. At June 30, 2017, USSK had full availability under the USSK Credit Agreement. The USSK Credit Agreement expires in July 2020. The USSK Credit Agreement permits one additional one-year extension to the final maturity date at the mutual consent of USSK and its lenders.
At June 30, 2017, USSK had no borrowings under its €40 million and €10 million unsecured credit facilities (collectively approximately $57 million) and the availability was approximately $55 million due to approximately $2 million of customs and other guarantees outstanding. On November 2, 2016, USSK entered into an amendment of its €10 million unsecured credit agreement to extend the agreement's final maturity date from December 2016 to December 2017. The amendment also permits up to two additional one-year extensions to the final maturity date at the mutual consent of USSK and its lender.
Each of these facilities bear interest at the applicable inter-bank offer rate plus a margin and contain customary terms and conditions.

Change in control event under various financing agreements
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,523 million as of June 30, 2017 (including the Senior Notes and the Senior Secured Notes) may be declared due and payable; (b) the Third Amended and Restated Credit Agreement and USSK's €200 million Revolving Credit Agreement may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield Works slab caster for $27 million or provide a letter of credit to secure the remaining obligation.
14.    Asset Retirement Obligations
U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs:

(In millions)	June 30, 2017	December 31, 2016
Balance at beginning of year	$79	$89
Additional obligations incurred	—	2
Obligations settled	(2)	(15)
Change in estimate of obligations	(6)	—
Foreign currency translation effects	1	—
Accretion expense	1	3
Balance at end of period	$73	$79
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
The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$3,052	$2,927	$3,139	$3,002
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

16.    Statement of Changes in Stockholders’ Equity

The following table reflects the first six months of 2017 and 2016 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Six Months Ended June 30, 2017 (In millions)	Total	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$2,275	$(250)	$(1,497)	$176	$(182)	$4,027	$1
Comprehensive income (loss):
Net earnings	81	81
Other comprehensive income, net of tax:
Pension and other benefit adjustments	92		92
Currency translation adjustment	105		105
Employee stock plans	19				86	(67)
Dividends paid on common stock	(18)					(18)
Other	1	4	(3)
Balance at June 30, 2017	$2,555	$(165)	$(1,303)	$176	$(96)	$3,942	$1

Six Months Ended June 30, 2016 (In millions)	Total	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$2,437	$190	$(1,169)	$151	$(339)	$3,603	$1
Comprehensive income (loss):
Net loss	(386)	(386)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	(182)		(182)
Currency translation adjustment	31		31
Employee stock plans	9				42	(33)
Dividends paid on common stock	(15)					(15)
Other	20	(1)	21
Balance at June 30, 2016	$1,914	$(197)	$(1,299)	$151	$(297)	$3,555	$1

17.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions) (a)	Pension and Other Benefit Items		Foreign Currency Items	Other	Total
Balance at December 31, 2016	$(1,771)		$274	$—	$(1,497)
Other comprehensive income before reclassifications	186		105	(1)	290
Amounts reclassified from AOCI	(94)	(b)	—	(2)	(96)
Net current-period other comprehensive income	92		105	(3)	194
Balance at June 30, 2017	$(1,679)		$379	$(3)	$(1,303)
(a)Amounts do not reflect a tax benefit as a result of a full valuation allowance on our domestic deferred tax assets.
(b)See table below for further details.

		Amount reclassified from AOCI
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)(a)	Details about AOCI components	2017	2016	2017	2016
	Amortization of pension and other benefit items
	Prior service costs (b)	$(7)	$(10)	$(14)	$(19)
	Actuarial losses (b)	(38)	(33)	(76)	(65)
	Settlement, termination and curtailment losses (b)	—	(3)	(4)	(3)
	Total before tax	(45)	(46)	(94)	(87)
	Tax benefit	—	—	—	—
	Net of tax (c)	$(45)	$(46)	$(94)	$(87)
(a)Amounts in parentheses indicate decreases in AOCI.
(b)These AOCI components are included in the computation of net periodic benefit cost (see Note 6 for additional details).
(c)Amounts do not reflect a tax benefit as a result of a full valuation allowance on our domestic deferred tax assets.

18.    Transactions with Related Parties
Net sales to related parties and receivables from related parties primarily reflect sales of raw materials and steel products to equity investees and U. S. Steel Canada Inc. (USSC) after the Canada Companies' Creditor Arrangement Act (CCAA) filing on September 16, 2014. Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $357 million and $264 million for the three months ended June 30, 2017 and 2016, respectively and $670 million and $579 million for the six months ended June 30, 2017 and 2016, respectively.
Purchases from related parties for outside processing services provided by equity investees and USSC after the CCAA filing on September 16, 2014 amounted to $41 million and $24 million for the three months ended June 30, 2017 and 2016, respectively and $55 million and $43 million for the six months ended June 30, 2017 and 2016, respectively. Purchases of iron ore pellets from related parties amounted to $44 million and $42 million for the three months ended June 30, 2017 and 2016, respectively and $80 million and $88 million for the six months ended June 30, 2017 and 2016, respectively.
Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $72 million and $63 million at June 30, 2017 and December 31, 2016, respectively for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties, including USSC after the CCAA filing on September 16, 2014, totaled $5 million and $3 million at June 30, 2017 and December 31, 2016, respectively.
As a result of the completion of the restructuring and disposition of U. S. Steel Canada Inc. on June 30, 2017, subsequent transactions between the Company and U. S. Steel Canada Inc. will no longer be considered related party transactions and will be accounted for and recognized as third-party transactions. See Note 21 for further details.

19.    Restructuring and Other Charges

During the six months ended June 30, 2017, the Company recorded a net restructuring charge of $32 million, which consists of charges of $35 million related to the permanent shutdown of the No. 6 Quench & Temper Mill at Lorain Tubular Operations and a favorable adjustment of $3 million primarily associated with a change in estimate for previously recorded costs for environmental obligations and Company-wide headcount reductions. Cash payments were made related to severance and exit costs of $17 million.
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
During the six months ended June 30, 2016, the Company recorded a net charge of $4 million associated with Company-wide headcount reductions, including within our Flat-Rolled, Tubular and USSE segments. This charge includes costs for supplemental unemployment and severance benefits as well as the continuation of health care benefits.
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
The activity in the accrued balances incurred in relation to restructuring and other cost reduction programs during the six months ended June 30, 2017 were as follows:

	Employee Related	Exit	Non-cash
(in millions)	Costs	Costs	Charges	Total
Balance at December 31, 2016	$14	$60	$—	$74
Additional charges	1	—	35	36
Cash payments/utilization	(6)	(11)	(35)	(52)
Other adjustments and reclassifications	(2)	(2)	—	(4)
Balance at June 30, 2017	$7	$47	$—	$54

Accrued liabilities for restructuring and other cost reduction programs are included in the following balance sheet lines:

(in millions)	June 30, 2017	December 31, 2016
Accounts payable	$38	$50
Payroll and benefits payable	4	11
Employee Benefits	1	1
Deferred credits and other noncurrent liabilities	11	12
Total	$54	$74

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
Asbestos matters – As of June 30, 2017, U. S. Steel was a defendant in approximately 850 active cases involving approximately 3,345 plaintiffs. The vast majority of these cases involve multiple defendants. At December 31, 2016, U. S. Steel was a defendant in approximately 845 active cases involving approximately 3,340 plaintiffs. As of June 30, 2017, about 2,500, or approximately 75 percent, of these plaintiff claims are pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, we believe that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.
The following table shows the number of asbestos claims in the current period and the prior three years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2014	3,320	190	325	3,455
December 31, 2015	3,455	415	275	3,315
December 31, 2016	3,315	225	250	3,340
June 30, 2017	3,340	120	125	3,345
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

(In millions)	Six Months Ended June 30, 2017
Beginning of period	$179
Accruals for environmental remediation deemed probable and reasonably estimable	5
Obligations settled	(4)
End of period	$180

Accrued liabilities for remediation activities are included in the following Consolidated Balance Sheet lines:

(In millions)	June 30, 2017	December 31, 2016
Accounts payable	$20	$19
Deferred credits and other noncurrent liabilities	160	160
Total	$180	$179
Expenses related to remediation are recorded in cost of sales and were immaterial for both the three and six month periods ended June 30, 2017 and 2016. It is not currently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 15 to 30 percent.
Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

(1)
Projects with Ongoing Study and Scope Development - Projects which are still in the development phase. For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are six environmental remediation projects where additional costs for completion are not currently estimable, but could be material. These projects are at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI), the Fairless Plant, Cherryvale Zinc, and the former steelmaking plant at Joliet, Illinois. As of June 30, 2017, accrued liabilities for these projects totaled $1 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $30 million to $50 million.

(2)
Significant Projects with Defined Scope - Projects with significant accrued liabilities with a defined scope. As of June 30, 2017, there are three significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $137 million. These projects are Gary RCRA (accrued liability of $27 million), the former Geneva facility (accrued liability of $63 million), and the former Duluth facility St. Louis River Estuary (accrued liability of $47 million).

(3)
Other Projects with a Defined Scope - Projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are two other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at June 30, 2017 was $4 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects had an accrued liability of less than $1 million each. The total accrued liability for these projects at June 30, 2017 was $6 million. We do not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $23 million at June 30, 2017 and were based on known scopes of work.
Administrative and Legal Costs – As of June 30, 2017, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first six months of 2017 and 2016, such capital expenditures totaled $33 million and $20 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
Under the Emission Trading System (ETS) USSK's final allocation of free allowances for the Phase III period, which covers the years 2013 through 2020 is 48 million allowances. Based on 2016 emission intensity levels and projected future production levels, and as a result of carryover allowances from the NAP II period, the earliest we anticipate having to purchase allowances to meet the annual compliance submission would be the first quarter of 2018. We estimate a shortfall of approximately 16 million allowances for the Phase III period. However, due to a number of variable factors such as the future market value of allowances, future production levels and future emission intensity levels, we cannot reliably estimate the full cost of complying with the ETS regulations at this time.
The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BAT) to reduce environmental impacts as well as compliance with BAT associated emission levels. Our most recent broad estimate of future capital expenditures for projects to comply with or go beyond BAT requirements is €138 million (approximately $157 million) over the 2017 to 2020 period. There are ongoing efforts to seek EU grants to fund a portion of these capital expenditures. The actual amount spent will depend largely upon the amount of EU incentive grants received. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Environmental Matters, Litigation and Contingencies, Slovak Operations.
Due to other EU legislation, we are required to make changes to the boilers at our steam and power generation plant in order to comply with stricter air emission limits for large combustion plants, which will result in the construction of a new boiler and certain upgrades to our existing boilers. In January 2014, the operation of USSK's boilers was approved by the European Commission (EC) as part of Slovakia's Transitional National Plan (TNP) for bringing all boilers in Slovakia into compliance by no later than 2020. The TNP establishes emission ceilings for each category of emissions (Total Suspended Particulate, sulfur dioxide (SO2) and nitrogen oxide (NOx)) for both stacks within the Power Plant. The allowable amount of discharged emissions will decrease each year until mid 2020. An emission ceiling will be a limiting factor for future operation of the boilers. The boiler projects have been approved by our Board of Directors and we are now in the execution phase. These projects will result in a reduction in electricity, carbon dioxide (CO2) emissions and operating, maintenance and waste disposal costs once completed. The construction of the new boiler is complete with a total final projected cost of €77 million (approximately $88 million). Reconstruction of the existing boiler, with a projected cost of €54 million (approximately $62 million), is in progress. The total remaining to be spent on the projects is projected to be €13 million (approximately $15 million). Broad legislative changes were enacted by the Slovak Republic to extend the scope of support for renewable sources of energy, that are intended to allow USSK to participate in Slovakia's renewable energy incentive program once the boiler projects are completed.
Guarantees – The maximum guarantees of the indebtedness and other obligations of unconsolidated entities of U. S. Steel totaled $4 million at June 30, 2017.
EPA Region V Federal Lawsuit – This is a Clean Air Act (CAA) enforcement action that was filed in Federal Court in the Northern District of Indiana in 2012. The U.S. Government, joined by the States of Illinois, Indiana, and Michigan initiated the action alleging the Company violated the CAA and failed to have in place appropriate pollution control equipment at Gary Works, Granite City Works, and Great Lakes Works. A Consent Decree with a proposed settlement agreement was filed with the Court on November 22, 2016. As part of the settlement agreement, U. S. Steel agreed to perform seven supplemental environmental projects totaling approximately $3 million and pay a civil penalty of approximately $2 million. The enforcement action concluded on March 30, 2017 when the Court signed and entered the Consent Decree. In April 2017, U. S. Steel satisfied payment of the approximately $2 million civil penalty and is currently in various phases of implementing the supplemental environmental projects.
CCAA - On September 16, 2014, U. S. Steel Canada Inc. (USSC) commenced court-supervised restructuring proceedings under Canada's Companies' Creditors Arrangement Act (CCAA) before the Ontario Superior Court of Justice (the Court). As part of the CCAA proceedings, U. S. Steel submitted both secured and unsecured claims of approximately C$2.2 billion, which were verified by the court-appointed Monitor. U. S. Steel's claims were challenged by a number of interested parties and on February 29, 2016, the Court denied those challenges and verified U. S. Steel's secured claims in the amount of approximately $119 million and unsecured claims of approximately C$1.8 billion and $120 million. The interested parties had appealed the determinations of the Court, but the appeals have been discontinued as a result of the sale of USSC to an affiliate of Bedrock Industries Group LLC (Bedrock) on June 30, 2017.

Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $8 million at June 30, 2017). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $160 million as of June 30, 2017, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by our Third Amended and Restated Credit Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $42 million and $40 million at June 30, 2017 and December 31, 2016, respectively.
Capital Commitments – At June 30, 2017, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $112 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2017	2018	2019	2020	2021	Later Years	Total
$516	$701	$398	$316	$309	$1,063	$3,303
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, and certain energy and utility services with terms ranging from two to 16 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of June 30, 2017, if U. S Steel were to terminate the agreement, it may be obligated to pay in excess of $193 million.
Total payments relating to unconditional purchase obligations were $151 million and $123 million for the three months ended June 30, 2017 and 2016, respectively, and $292 million and $255 million for the six months ended June 30, 2017 and 2016, respectively.
21.    U. S. Steel Canada Inc. Retained Interest
On June 30, 2017, U. S. Steel completed the restructuring and disposition of USSC through a sale and transfer of all of the issued and outstanding shares in USSC to an affiliate of Bedrock. In accordance with the Second Amended and Restated Plan of Compromise, Arrangement and Reorganization, approved by the Ontario Superior Court of Justice on June 9, 2017, U. S. Steel received approximately $127 million in satisfaction of its secured claims, including interest, which resulted in a gain of $72 million on the Company's retained interest in USSC. U. S. Steel also agreed to the discharge and cancellation of its unsecured claims for nominal consideration. The terms of the settlement also included mutual releases among key stakeholders, including a release of all claims against the Company regarding environmental, pension and other liabilities.

22.    Significant Equity Investments

Summarized unaudited income statement information for our significant equity investments for the six months ended June 30, 2017 and 2016 is reported below (amounts represent 100% of investee financial information):

(In millions)	2017	2016
Net sales	$533	$578
Cost of sales	468	544
Operating income	43	12
Net earnings	38	3
Net earnings attributable to significant equity investments	38	3

U. S. Steel's portion of the equity in net earnings of the significant equity investments above was $20 million and $4 million for the six months ended June 30, 2017 and 2016, respectively, which is included in the earnings from investees line on the Consolidated Statement of Operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales by segment for the three and six months ended June 30, 2017 and 2016 are set forth in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, excluding intersegment sales)	2017	2016	% Change	2017	2016	% Change
Flat-Rolled Products (Flat-Rolled)	$2,151	$1,926	12%	$4,016	$3,657	10%
U. S. Steel Europe (USSE)	740	565	31%	1,413	1,041	36%
Tubular Products (Tubular)	234	81	189%	405	190	113%
Total sales from reportable segments	3,125	2,572	22%	5,834	4,888	19%
Other Businesses	19	12	58%	35	37	(5)%
Net sales	$3,144	$2,584	22%	$5,869	$4,925	19%
Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended June 30, 2017 versus the three months ended June 30, 2016 is set forth in the following table:
Three Months Ended June 30, 2017 versus Three Months Ended June 30, 2016

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other (c)	Net Change
Flat-Rolled	(6)%	8%	7%	—%	3%	12%
USSE	3%	33%	(3)%	(3)%	1%	31%
Tubular	153%	3%	28%	—%	5%	189%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
(c) Includes sales of coke and scrap inventory
Net sales were $3,144 million in the three months ended June 30, 2017, compared with $2,584 million in the same period last year. The increase in sales for the Flat-Rolled segment primarily reflected higher average realized prices (increase of $100 per net ton) as a result of improved market conditions and a favorable impact from a higher value added product mix, partially offset by a decrease in shipments (decrease of 195 thousand net tons) as a result of a planned outage at our Great Lakes Works facility. Additionally, our Flat-Rolled segment is supplying substrate to our tubular operations subsequent to the start-up of the #2 pipe mill at Lone Star. The increase in sales for the USSE segment was primarily due to higher average realized euro-based prices (increase of €133 per net ton) as a result of lower imports. The increase in sales for the Tubular segment primarily reflected increased shipments (increase of 110 thousand net tons), higher average realized prices (increase of $184 per net ton) as a result of improved market conditions, and a favorable impact on product mix as a result of increased shipments of seamless tubular products.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the six months ended June 30, 2017 versus the six months ended June 30, 2016 is set forth in the following table:
Six Months Ended June 30, 2017 versus Six Months Ended June 30, 2016

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other (c)	Net Change
Flat-Rolled	(5)%	16%	1%	—%	(2)%	10%
USSE	6%	36%	(3)%	(3)%	—%	36%
Tubular	113%	(3)%	(4)%	—%	7%	113%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
(c) Includes sales of coke and scrap inventory

Net sales were $5,869 million in the six months ended June 30, 2017, compared with $4,925 million in the same period last year. The increase in sales for the Flat-Rolled segment primarily reflected higher average realized prices (increase of $106 per net ton) as a result of improved market conditions, partially offset by a decrease in shipments (decrease of 287 thousand net tons) as a result of a planned outage at our Great Lakes Works facility. The increase in sales for the USSE segment was primarily due to higher average realized euro-based prices (increase of €138 per net ton) and an increase in shipments (increase of 137 thousand net tons), both as a result of lower imports. The increase in sales for the Tubular segment primarily reflected increased shipments (increase of 165 thousand net tons) as a result of improved market conditions.

Pension and other benefits costs
Pension and other benefit costs are reflected in our cost of sales and selling, general and administrative expense line items in the Consolidated Statements of Operations.
Defined benefit and multiemployer pension plan costs totaled $25 million and $55 million in the three and six months ended June 30, 2017, respectively, compared to $26 million and $51 million in the comparable periods in 2016.
Costs related to defined contribution plans totaled $10 million and $21 million in the three and six months ended June 30, 2017, respectively, compared to $11 million and $22 million in the comparable periods in 2016.
Other benefit expense (income), which is included in earnings (loss) before interest and taxes, totaled $20 million and $(1) million in the three months ended June 30, 2017 and June 30, 2016, respectively, and $39 million and $(2) million in the six months ended June 30, 2017 and 2016, respectively. The $21 million and $41 million increases in expense in the 2017 periods are primarily due to a lower return on asset assumption as a result of actions taken in 2016 to de-risk the other postemployment benefit (OPEB) plans.
Net periodic pension cost, including multiemployer plans, is expected to total approximately $104 million in 2017. Total other benefits costs in 2017 are expected to total approximately $78 million. The pension cost projection includes approximately $57 million of contributions to the Steelworkers Pension Trust.
Non-retirement postemployment benefits
U. S. Steel incurred a favorable adjustment associated with a change in estimate that resulted in a benefit of approximately $1 million for both of the three and six month periods ended June 30, 2017, respectively, compared to a favorable adjustment of approximately $17 million and $2 million for the three and six months ended June 30, 2016, respectively, related to employee costs for supplemental unemployment benefits and the continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others. Payments for these benefits during the three and six months ended June 30, 2017 were $5 million and $13 million, respectively. Payments for these benefits during the three and six months ended June 30, 2016 were $21 million and $40 million, respectively.

Selling, general and administrative expenses
Selling, general and administrative expenses were $79 million and $176 million in the three and six months ended June 30, 2017, respectively, compared to $64 million and $133 million in the three and six months ended June 30, 2016, respectively. The increase is primarily related to increased other benefit costs as explained above.
Operating configuration adjustments
Over the past three years, the Company has adjusted its operating configuration in response to challenging market conditions as a result of global overcapacity and unfair trade practices by indefinitely and temporarily idling production at certain of its facilities. As of June 30, 2017, there were no facilities indefinitely idled.
As of June 30, 2017, the following facilities are temporarily idled:

Temporarily Idled:
Tubular Processing (Idled in April of 2015)
Granite City Works - Steelmaking Operations (idled in December of 2015)

The carrying value of the long-lived assets associated with the temporarily idled facilities listed above total approximately $169 million.

In March of 2017, U. S. Steel made the strategic decision to permanently shutdown the Lorain #6 Quench & Temper Mill as a result of the challenging market conditions for tubular products.

In December of 2016, U. S. Steel made the strategic decision to permanently shutdown the Lorain #4 and Lone Star #1 pipe mills and the Bellville Tubular Operations (which had been indefinitely idled) after considering a number of factors, including challenging market conditions for tubular products, reduced rig counts and unfairly traded imports.

U. S. Steel will continue to evaluate potential strategic and organizational opportunities, which may include the acquisition, divestiture or consolidation of assets. Given recent market conditions, the cyclicality of our industry, and the continued challenges faced by the Company, we are focused on strategically maintaining and spending cash (including capital investments under our asset revitalization program), in order to invest in areas consistent with our long-term strategy, and are considering various possibilities, including exiting lines of business and the sale of certain assets, that we believe would further that goal and ultimately result in a stronger balance sheet and greater stockholder value. The Company will pursue opportunities based on its long-term strategy, and what the Board of Directors determines to be in the best interests of the Company's stockholders at the time.

Better operating performance in our Flat-Rolled segment, coupled with relatively stable market conditions during the second quarter of 2017, have resulted in improved segment results as compared to the first quarter of 2017. As we continue with the implementation of our asset revitalization plan, as noted below, and as our investments in our facilities continue to increase, the sustainable improvements in safety, quality, delivery and costs we are targeting will position us to succeed over the long run, and support future growth initiatives.

Asset Revitalization
As part of a long-term strategic initiative of the Company, the Board of Directors has approved a multi-year asset revitalization program focused on our Flat-Rolled segment. The program is structured over three to four years, and involves an aggregate capital investment of approximately $1.2 billion. Management evaluated customer performance in the key industries we serve, and developed projects across multiple Flat-Rolled segment assets with a continuous focus on improving safety, quality, delivery and costs. The Company views this program as essential to improving predictability and our ability to compete effectively in the industry. As we revitalize our assets, we expect to increase profitability, productivity, operational consistency, and reduce volatility.
The asset revitalization program includes projects to address short-term operational and maintenance enhancements as well as larger initiatives. The projects vary in scope and cost. The investments specifically address issues that are critical to delivering quality products to our customers in a timely manner.
The identified projects and schedule may change to address our customers’ needs, current and future economic operating conditions, and risks identified in the production cycle. Through the multi-year asset revitalization program, we expect to make total capital investments of $1.2 billion, which consist of capital investments in our iron making facilities of approximately $200 million, $400 million in our steel making facilities, $300 million in our hot rolling facilities, and $300 million in our finishing facilities. The Company plans to fund the program through cash generated from operations and cash on hand.
Our total capital expenditures for 2017 are expected to be approximately $625 million, which includes approximately $200-250 million for the Company’s asset revitalization program.
Restructuring and Other Charges
During the six months ended June 30, 2017, the Company recorded a net restructuring charge of $32 million, which consists of charges of $35 million related to the permanent shutdown of the No. 6 Quench & Temper Mill at Lorain Tubular Operations and a favorable adjustment of $3 million primarily associated with a change in estimate for previously recorded costs for environmental obligations and Company-wide headcount reductions. Cash payments were made related to severance and exit costs of $17 million.
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
During the six months ended June 30, 2016, the Company recorded a net charge of $4 million associated with Company-wide headcount reductions, including within our Flat-Rolled, Tubular and USSE segments. This charge includes costs for supplemental unemployment and severance benefits as well as the continuation of health care benefits.
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
Management believes its restructuring actions with regards to the Company’s operations since 2014 will potentially impact the Company’s annual cash flows by approximately $300 million over the course of subsequent annual periods as a result of decreased employee, maintenance and other facility costs, as well as eliminating the need for capital investment at the facilities. These actions will result in other non-cash savings of approximately $90 million, primarily related to reduced depreciation expense in future periods. Management does not believe there will be any significant impact related to the Company’s revenues as a result of these actions. The Company has realized actual cash savings of approximately $300 million related to restructuring efforts through June 30, 2017.

Earnings (loss) before interest and income taxes by segment for the three and six months ended June 30, 2017 and 2016 is set forth in the following table:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2017	2016		2017	2016
Flat-Rolled	$218	$6	3,533%	$128	$(182)	170%
USSE	55	55	—%	142	41	246%
Tubular	(29)	(78)	63%	(86)	(142)	39%
Total earnings (loss) from reportable segments	244	(17)	1,535%	184	(283)	165%
Other Businesses	9	10	(10)%	22	24	(8)%
Segment earnings (loss) before interest and income taxes	253	(7)	3,714%	206	(259)	180%
Items not allocated to segments:
Postretirement benefit (expense) income	(12)	12	(200)%	(28)	28	(200)%
Other items not allocated to segments:
Gain associated with retained interest in U. S. Steel Canada Inc.	72	—	100%	72	—	100%
Loss on shutdown of certain tubular assets	—	—	—%	(35)	—	(100)%
Restructuring and other charges and related adjustments	—	23	(100)%	—	(2)	100%
Total earnings (loss) before interest and income taxes	$313	$28	1,018%	$215	$(233)	192%

Segment results for Flat-Rolled

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016
Earnings (loss) before interest and income taxes ($ millions)	$218	$6	3,533%	$128	$(182)	170%
Gross margin	15%	5%	10%	9%	1%	8%
Raw steel production (mnt)	2,711	2,735	(1)%	5,425	5,514	(2)%
Capability utilization	64%	65%	(1)%	64%	65%	(1)%
Steel shipments (mnt)	2,497	2,692	(7)%	4,901	5,188	(6)%
Average realized steel price per ton	$742	$642	16%	$731	$625	17%
The increase in Flat-Rolled results for the three months ended June 30, 2017 compared to the same period in 2016 primarily resulted from higher average realized prices (approximately $275 million) as a result of improved market conditions, a favorable impact on cost of goods sold related to our change in accounting method for property, plant and equipment (approximately $100 million), and higher results from our mining operations (approximately $35 million), including benefits from the restart of our Keetac facility to support third-party pellet sales. These changes were partially offset by increased maintenance costs and asset revitalization spending (approximately $90 million), higher raw materials costs (approximately $35 million), decreased shipment volumes as a result of a planned outage at our Great Lakes Works facility (approximately $30 million) and higher energy costs (approximately $30 million).

The increase in Flat-Rolled results for the six months ended June 30, 2017 compared to the same period in 2016 resulted from higher average realized prices (approximately $575 million) as a result of improved market conditions and a favorable impact on cost of goods sold related to our change in accounting method for property, plant and equipment (approximately $100 million). These changes were partially offset by increased maintenance and asset revitalization spending (approximately $200 million), higher energy costs (approximately $70 million), higher raw materials costs (approximately $45 million), decreased shipment volumes as a result of a planned outage at our Great Lakes Works facility (approximately $20 million), and lower results from our mining operations (approximately $20 million).
Gross margin for the three and six months ended June 30, 2017 compared to the same periods in 2016 increased primarily as a result of higher average realized prices due to improved contract and spot market prices, in addition to the favorable impact on cost of goods sold related to our change in accounting method for property, plant and equipment.
Segment results for USSE

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016
Earnings before interest and income taxes ($ millions)	$55	$55	—%	$142	$41	246%
Gross margin	11%	16%	(5)%	14%	10%	4%
Raw steel production (mnt)	1,285	1,258	2%	2,543	2,410	6%
Capability utilization	103%	101%	2%	103%	97%	6%
Steel shipments (mnt)	1,157	1,125	3%	2,266	2,129	6%
Average realized steel price per ton ($)	$620	$485	28%	$607	$472	29%
Average realized steel price per ton (€)	€563	€430	31%	€561	€423	33%
USSE results for the three months ended June 30, 2017 were comparable to the same period in 2016 as higher average realized euro-based prices (approximately $170 million) and reduced costs due to operating efficiencies (approximately $10 million) were offset by higher raw materials costs (approximately $185 million).
The increase in USSE results for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to higher average realized euro-based prices (approximately $335 million), increased shipment volumes (approximately $15 million), and a favorable impact on cost of goods sold related to our change in accounting method for property, plant and equipment (approximately $10 million), partially offset by higher raw materials costs (approximately $265 million).
Gross margin for the three months ended June 30, 2017 as compared to the same period in 2016 decreased primarily as a result of higher raw materials costs, partially offset by higher average realized euro-based prices. Gross margin for the six months ended June 30, 2017 as compared to the same period in 2016 increased primarily as a result of higher average realized euro-based prices and operating efficiencies.

Segment results for Tubular

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016
Loss before interest and income taxes ($ millions)	$(29)	$(78)	63%	$(86)	$(142)	39%
Gross margin	(5)%	(62)%	57%	(11)%	(46)%	35%
Steel shipments (mnt)	180	70	157%	324	159	104%
Average realized steel price per ton	$1,234	$1,050	18%	$1,173	$1,123	4%
The increase in Tubular results for the three months ended June 30, 2017 as compared to the same period in 2016 was primarily due to increased average realized prices and shipment volumes as a result of improving market conditions (approximately $15 million) and decreased labor and other operating costs (approximately $50 million), partially offset by higher substrate costs (approximately $15 million).
The increase in Tubular results for the six months ended June 30, 2017 as compared to the same period in 2016 was primarily due to decreased labor and other operating costs (approximately $115 million), partially offset by higher substrate costs (approximately $55 million).
Gross margins for the three and six months ended June 30, 2016 as compared to the same period in 2016 increased primarily due to increased shipment volumes and operating efficiencies.
Results for Other Businesses
Other Businesses had earnings of $9 million and $22 million in the three and six months ended June 30, 2017, compared to earnings of $10 million and $24 million in the three and six months ended June 30, 2016.
Items not allocated to segments
The increase in postretirement benefit expense in the three and six months ended June 30, 2017 as compared to the same period in 2016 resulted from lower return on asset assumptions as a result of actions taken in 2016 to de-risk the OPEB plan.

We recognized a $72 million gain associated with our retained interest in U. S. Steel Canada Inc. (USSC) as a result of the restructuring and disposition of USSC on June 30, 2017.

We recorded a $35 million loss on the shutdown of certain tubular assets in the six months ended June 30, 2017 as a result of the permanent shutdown of the No. 6 Quench & Temper Mill at Lorain Tubular Operations.
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

Net interest and other financial costs

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2017	2016		2017	2016
Interest expense	$55	$60	(8)%	$113	$115	(2)%
Interest income	(4)	(2)	100%	(8)	(3)	167%
Loss on debt extinguishment	1	24	(96)%	1	22	(95)%
Other financial costs (income)	16	(1)	1,700%	25	12	108%
Total net interest and other financial costs	$68	$81	(16)%	$131	$146	(10)%
Net interest and other financial costs decreased in the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 primarily due to a loss on debt extinguishment recorded in 2016, partially offset by net foreign currency losses on our euro-U.S. dollar derivatives. During the three months ended June 30, 2016, U. S. Steel issued $980 million of 8.375% Senior Secured Notes due July 1, 2021 (2021 Senior Secured Notes) and repurchased several tranches of its outstanding senior notes through various tender offers, redemptions and open market purchases, including the redemption of our remaining 6.05% Senior Notes due 2017 for an aggregate principal amount of approximately $444 million plus a total make whole premium of approximately $22 million, which has been reflected within the loss on debt extinguishment line in the table above.
The income tax (benefit) provision was $(16) million and $3 million in the three and six months ended June 30, 2017 compared to $(7) million and $7 million in the three and six months ended June 30, 2016. Included in the tax provision in the first six months of 2017 is a benefit of $13 million related to the carryback of certain losses to prior years. Due to the full valuation allowance on our domestic deferred tax assets, the tax provision does not reflect any tax benefit for domestic pretax losses, if any.
For further information on income taxes see Note 9 to the Consolidated Financial Statements.
Net earnings attributable to United States Steel Corporation were $261 million and $81 million in the three and six months ended June 30, 2017, compared to net loss of $46 million and $386 million in the three and six months ended June 30, 2016. The changes primarily reflect the factors discussed above.
BALANCE SHEET
Accounts receivable increased by $196 million from year-end 2016 primarily due to increased shipment volumes, as well as higher average realized prices in the second quarter of 2017 compared to the fourth quarter of 2016.
Inventories increased by $154 million from year-end 2016 primarily as a result of increased operating levels across all of our segments and higher raw materials prices in our USSE and Flat-Rolled segments.
Accounts payable and other accrued liabilities increased by $357 million from year-end 2016 primarily as a result of increased operating levels and higher raw materials prices in our USSE and Flat-Rolled segments.
Payroll and benefits payable decreased by $62 million from year-end 2016 primarily due to profit-based incentive payments related to 2016 financial performance that we paid in March of 2017.
Short-term debt and current maturities of long-term debt increased by $125 million from year-end 2016 primarily due to the reclassification from long-term to short-term of the 2018 Senior Notes, partially offset by a repayment of an environmental bond.
Long-term debt decreased by $229 million from year-end 2016 primarily due to the reclassification from long-term to short-term of the 2018 Senior Notes and the repayment of the Recovery Zone Bonds, for which an "Extraordinary Mandatory Redemption" was triggered as a result of the permanent shutdown of and decision to relocate the No. 6 Quench & Temper Mill at Lorain Tubular Operations during the first quarter of 2017. We have decided to relocate the Lorain No. 6 Quench & Temper equipment to one of several other sites under consideration to optimize our operations.
Employee benefits decreased by $65 million from year-end 2016 primarily as a result of impacts from the natural maturation of our pension plans.

CASH FLOW
Net cash provided by operating activities was $242 million for the six months ended June 30, 2017 compared to $313 million in the same period last year. The decrease in cash from operations is primarily due to changes in working capital period over period partially offset by improved financial results and the payment received in satisfaction of our secured claims from U. S. Steel Canada Inc.
Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.
Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the three months and twelve months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Twelve Months Ended June 30,
	2017	2016	2017	2016
Accounts Receivable Turnover	2.2	2.2	8.3	7.5
Inventory Turnover	1.6	1.4	5.9	5.1
The increase in the inventory turnover approximates 8 days for the three months ended June 30, 2017 as compared to June 30, 2016 and is primarily due to an increase in cost of goods sold mainly attributable to an increase in shipment volumes in our Tubular and USSE segments.
The increase in the accounts receivable turnover approximates 5 days for the twelve months ended June 30, 2017 as compared to June 30, 2016 and is primarily due to increased sales as a result of increased shipments in our Tubular and USSE segments as well as higher average realized prices across all of our segments in the twelve months ended June 30, 2017 as compared to June 30, 2016. The increase in the inventory turnover approximates 11 days for the twelve months ended June 30, 2017 as compared to June 30, 2016 and is primarily due to decreased inventory levels in our Flat-Rolled and Tubular segments resulting from better inventory management.
The last-in, first-out (LIFO) inventory method is the predominant method of inventory costing in the United States. At June 30, 2017 and June 30, 2016, the LIFO method accounted for 74 percent and 79 percent of total inventory values, respectively. In the U.S., management monitors inventory realizability by comparing the LIFO cost of inventory with the replacement cost of inventory. To the extent the replacement cost (i.e., market value) of inventory is lower than the LIFO cost of inventory, management will write the inventory down. As of June 30, 2017 and December 31, 2016 the replacement cost of the inventory was higher by approximately $771 million and $489 million, respectively. Additionally, based on the Company’s latest internal forecasts and its inventory requirements, management does not believe there will be significant permanent LIFO liquidations that would impact earnings in future quarters in 2017.
Capital expenditures for the six months ended June 30, 2017, were $120 million, compared with $217 million in the same period in 2016. The decrease in capital expenditures in the first six months of 2017 is due to the timing of cash payments year-over year. Flat-Rolled capital expenditures were $72 million and included spending for the Midwest Plant galvanneal furnace upgrade, Great Lakes Works blast furnace stove rebuild, Mon Valley Works blast furnace stove rebuild, Basic Oxygen Process cooling tower replacement, and various other infrastructure, environmental and strategic projects. Tubular capital expenditures of $11 million primarily related to Lorain primary electric utility supply, as well as various other strategic capital projects. USSE capital expenditures of $34 million consisted of spending for a boiler house upgrade, pickle line upgrades and various other infrastructure and environmental projects.
Capital expenditures for 2017 are expected to total approximately $625 million and remain focused largely on strategic, infrastructure and environmental projects, as well as asset revitalization of our equipment to improve our reliability, quality and cost by focusing on investments in our North American Flat-Rolled assets.
U. S. Steel’s contractual commitments to acquire property, plant and equipment at June 30, 2017, totaled $112 million.
During the six months ended June 30, 2017, U. S. Steel received approximately $127 million in satisfaction of its secured and unsecured claims, including interest, as a result of the restructuring and disposition of USSC on June 30, 2017.
With reduced pricing for iron ore, management is considering its options with respect to the Company's iron ore position in the United States, and restarted its Keetac mining operations in February of 2017 as a result of reaching agreements to supply iron ore pellets to third-party customers. The Company is also exploring opportunities related to the availability of reasonably priced natural gas as an alternative to coke in the iron reduction process to improve our cost competitiveness, while reducing our dependence on coal and coke. After receiving the necessary authorizations from the Jefferson County Department of Health and the Alabama Department of Environmental Management for the Fairfield Electric Arc Furnace (EAF) project, construction began in the second quarter of 2015, but due to challenging market conditions resulting from depressed oil prices and reduced oil rig counts, the completion of the Fairfield EAF has been delayed.
Issuance of long-term debt, net of financing costs, totaled $958 million in the six months ended June 30, 2016. U. S. Steel issued $980 million of 8.375% Senior Secured Notes due July 1, 2021. U. S. Steel received net proceeds from the offering of approximately $958 million after fees of approximately $22 million related to underwriting and third-party expenses.
Repayment of long-term debt totaled $962 million in the six months ended June 30, 2016. During the six months ended June 30, 2016, U. S. Steel repurchased approximately $6 million of its 6.05% Senior Notes due 2017 through open market purchases and completed an optional redemption of the remaining aggregate principal amount of approximately $444 million. Also, during the six months ended June 30, 2016, U. S. Steel repurchased portions of our outstanding senior notes which included our 7.00% Senior Notes due 2018, 7.375% Senior Notes due 2020, and 6.875% Senior Notes due 2021 for a total aggregate principal value of $512 million through a series of issuer tender offers and open market repurchases.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes U. S. Steel’s liquidity as of June 30, 2017:

(Dollars in millions)
	Cash and cash equivalents	$1,522
	Amount available under $1.5 Billion Credit Facility (a)	1,496
	Amount available under USSK credit facilities	283
	Total estimated liquidity	$3,301
(a) See below for discussion of the reasons for reduced availability under this Facility.

As of June 30, 2017, $167 million of the total cash and cash equivalents was held by our foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.
U. S. Steel maintains a $1.5 billion asset-backed revolving credit facility. As of June 30, 2017, there were no amounts drawn on the $1.5 billion credit facility agreement (Third Amended and Restated Credit Agreement). However, since the value of our inventory and trade accounts receivable less specified reserves calculated in accordance with the Third Amended and Restated Credit Agreement do not support the full amount of the facility at June 30, 2017, the amount available to the Company under this facility was reduced by $4 million to $1,496 million. Additionally, U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Third Amended and Restated Credit Agreement is less than the greater of 10 percent of the total aggregate commitments and $150 million. Based on the most recent four quarters as of June 30, 2017, we have met this covenant. If we are unable to meet this covenant in future periods, the amount available to the Company under this facility would be reduced by $150 million.
At June 30, 2017, USSK had no borrowings under its €200 million (approximately $228 million) unsecured revolving credit facility (the USSK Credit Agreement). The USSK Credit Agreement contains certain USSK financial covenants as well as other customary terms and conditions. At June 30, 2017, USSK had full availability under the USSK Credit Agreement. The USSK Credit Agreement expires in July 2020. The USSK Credit Agreement permits one additional one-year extension to the final maturity date with the mutual consent of USSK and its lenders.
At June 30, 2017, USSK had no borrowings under its €40 million and €10 million unsecured credit facilities (collectively approximately $57 million) and the aggregate availability was approximately $55 million due to approximately $2 million of customs and other guarantees outstanding. The €40 million facility expires in December 2018. The €10 million facility expires in December 2017, but can be extended up to two additional years with the mutual consent of USSK and its lender.

For the twelve months ended June 30, 2017, the Non-Guarantor Subsidiaries (as defined in the indenture governing the 2021 Senior Secured Notes), which consist principally of our tubular subsidiaries and our foreign subsidiaries, including USSK, represented approximately 37% of our net sales, (7%) of our operating income and 34% of our adjusted earnings (loss) before interest, income taxes, depreciation, depletion and amortization (EBITDA) on a consolidated basis. As of June 30, 2017, the Non-Guarantor Subsidiaries represented approximately 41% of our total assets and had $1.3 billion of total liabilities on a consolidated basis, including trade payables but excluding intercompany liabilities, all of which would be structurally senior to the 2021 Senior Secured Notes.
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

On March 10, 2017, U. S. Steel announced the permanent shutdown of the No. 6 Quench & Temper Mill at Lorain Tubular Operations in Lorain, Ohio. Under the terms of the Trust Indenture dated as of December 1, 2010, between the Lorain County Port Authority and The Bank of New York Mellon Trust Company, N.A., as Trustee (the Indenture), this action and our decision to relocate the Lorain No. 6 Quench & Temper equipment to one of several other sites under consideration to optimize our operations, triggered an Extraordinary Mandatory Redemption of the Recovery Zone Bonds and accordingly required U. S. Steel to redeem the Recovery Zone Bonds and repay in full the principal amount plus accrued interest. In accordance with the terms of the Indenture, U. S. Steel paid in full all amounts due under the Indenture, comprised of $70 million principal and accrued interest of approximately $2 million, on April 27, 2017.
We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $160 million of liquidity sources for financial assurance purposes as of June 30, 2017. Increases in certain of these commitments, which use collateral, are reflected in restricted cash on the Consolidated Statement of Cash Flows.
At June 30, 2017, in the event of a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,523 million as of June 30, 2017 (including the Senior Notes and Senior Secured Notes) may be declared due and payable; (b) the Third Amended and Restated Credit Agreement and USSK's €200 million revolving credit agreement may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield slab caster for $27 million or provide a cash collateralized letter of credit to secure the remaining obligation.
The maximum guarantees of the indebtedness and other obligations of unconsolidated entities of U. S. Steel totaled $4 million at June 30, 2017. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.
Our major cash requirements in 2017 are expected to be for capital expenditures, asset revitalization, employee benefits, and operating costs, including purchases of raw materials. We finished the second quarter of 2017 with $1,522 million of cash and cash equivalents and $3.3 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.
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

Slovak Operations

A Memorandum of Understanding (MOU) was signed in March of 2013 between U. S. Steel and the government of Slovakia. The MOU outlines areas in which the government and U. S. Steel will work together to help create a more competitive environment and conditions for USSK. Incentives the government of Slovakia agreed to provide include potential participation in a renewable energy program that provides the opportunity to reduce electricity costs, as well as the potential for government grants and other support concerning investments in environmental control technology. Although there are many conditions and uncertainties regarding the grants, including matters controlled by the European Union (EU), the value of these incentives as stated in the MOU could be as much as €75 million (approximately $86 million). U. S. Steel also agreed to pay the government of Slovakia specified declining amounts should U. S. Steel sell USSK within five years of the date of the MOU. We expect the total amount of EU funds will be as much as €85 million (approximately $97 million). The final grant value will depend on public procurement results.

Slovakia adopted a new waste code in March 2015 that became effective January 1, 2016. This legislation implements the EU Waste Framework Directive that strictly regulates waste disposal and encourages recycling, among other provisions, by increasing fees for waste disposed of in landfills, including privately owned landfills. The impact of this legislation is estimated to be €2 million (approximately $2 million) annually due to waste stabilization requirements and increased fees for packaging materials recycling fees. Slovakia is considering legislation implementing an EU Directive, which is expected to increase existing fees upon USSK for use of its landfills. Because the legislation has not yet been adopted, the impact on operations at USSK facilities cannot be estimated at this time.

The EU’s Industry Emission Directive requires implementation of EU determined best available techniques (BAT) to reduce environmental impacts as well as compliance with BAT associated emission levels. This directive includes operational requirements for air emissions, wastewater discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Producers were required to be in compliance with the iron and steel BAT by March 8, 2016, unless specific exceptions or extensions were granted by the Slovak environmental authority. USSK updated existing operating permits for different facilities involved in producing iron and steel in the plant in accordance with the new BAT requirements. Through this process for some facilities, USSK has obtained extensions from the 2016 compliance deadline in order to meet or exceed the BAT requirements. Compliance with stricter emission limits going beyond BAT requirements makes us eligible for EU funding support and prepares us for any further tightening of environmental protection standards. Our most recent broad estimate of likely capital expenditures for projects to comply with or go beyond the BAT requirements is €138 million (approximately $157 million) over the 2017 to 2020 time period.

The EU has various programs under which funds are allocated to member states to implement broad public policies which are then awarded by the member states to public and private entities on a competitive basis. The funding intensity under these programs currently ranges from 55 percent of defined eligible costs on a project under the standard state scheme to 90 percent on an approved ad hoc scheme to improve the air quality in the Košice region of Slovakia. Based on our list of projects that comprise the approximate €138 million (approximately $157 million) of spending noted, we currently believe we will be eligible to receive up to €85 million (approximately $97 million) of incentive grants. This could potentially reduce our net cash expenditures to approximately €53 million (approximately $60 million). The actual amount of capital spending will be dependent upon, among other things, the actual amount of incentive grants received. On March 28, 2017, the Regional Court in Košice issued an ex parte judicial lien on USSK's real property to plaintiffs in an ongoing legal case as a precautionary measure, which USSK is vigorously contesting in good faith and by appropriate proceedings. We do not expect this judicial lien to have an impact on the eligibility of the Company to obtain EU funding support for BAT projects.

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

While our operations are subject to several different categories of NESHAP and MACT standards, the principal impact of these standards on U. S. Steel operations includes those that are specific to coke making, iron making, steel making and iron ore processing.

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

In June 2010, the EPA significantly lowered the primary NAAQS for sulfur dioxide (SO2) from 140 parts per billion (ppb) on a 24-hour basis to an hourly standard of 75 ppb. Subsequently, the EPA designated the areas in which Great Lakes Works and Mon Valley Works facilities are located as nonattainment with the 2010 standard for the SO2 NAAQS. The non-attainment designation will require the facilities to implement operational and/or capital requirements to demonstrate attainment with the 2010 standard. In addition, the EPA is currently evaluating the attainment status for all other areas as required by a Consent Decree that the EPA entered with the Sierra Club and the Natural Resources Defense Counsel in March 2015 pursuant to a lawsuit filed by the non-governmental organizations. U. S. Steel is working with the relevant regulatory agencies in completing the evaluation process as required by the Consent Decree. While U. S. Steel has determined that it will face increased capital, operating and compliance costs, the operational and financial impact of the SO2 NAAQS is not estimated to be material at this time.

In October 2015, the EPA lowered the NAAQS for ozone from 75 ppb to 70 ppb. The EPA has designated certain areas in which we operate as nonattainment with the 2008 ozone standard. In addition, some areas in which we operate have been recommended as nonattainment with the 2015 ozone standard by the respective states. The EPA has yet to act on the recommendations and most recently published a notice indicating that its ozone designations deadline had been extended until October 1, 2018. Because attainment designation and any implementation plans to bring the ozone nonattainment areas into attainment have yet to be proposed or developed, the operational and financial impact of the ozone NAAQS cannot be reasonably estimated at this time.

On December 14, 2012, the EPA lowered the annual standard for PM2.5 from 15 micrograms per cubic meter (ug/m3) to 12 ug/m3, and retained the PM2.5 24-hour and PM10 NAAQS rules. In December 2014, the EPA designated some areas in which U. S. Steel operates as nonattainment with the 2012 annual PM2.5 standard. Because it is early in the State Implementation Plan development stages, any impacts to U. S. Steel cannot be reasonably estimated at this time.

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

United States - CERCLA 108(b) Financial Assurance
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

Environmental Remediation
In the United States, U. S. Steel has been identified as a potentially responsible party (PRP) at 8 sites under CERCLA as of June 30, 2017. Of these, there are 2 sites related to U. S. Steel where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but where sufficient information is not presently available to confirm the existence of liability or to make a reasonable estimate with respect to any potential liabilities. There are also 18 additional sites related to U. S. Steel where U. S. Steel may be liable for remediation costs in excess of $100,000 under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share, is frequently dependent upon the outcome of ongoing investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as remediation obligations arise, charges in excess of those previously accrued may be required.
For further discussion of relevant environmental matters, see "Part II. Other information - Item 1. Legal Proceedings - Environmental Proceedings."
The total accrual for environmental remediation liabilities at June 30, 2017 was $180 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in Note 14 to the Consolidated Financial Statements.
U. S. Steel is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Consolidated Financial Statements.
Other Relevant Matters
Apolo Tubulars
Apolo Tubulars S.A. (Apolo), an unconsolidated Brazilian joint venture of which the Company owns 50%, was the subject of a search of its premises by Brazilian federal authorities on May 24, 2016. Apolo's CEO was among those subsequently indicted by the Brazilian federal prosecutor on June 27, 2016 for corruption, money laundering and organized crime in connection with alleged payments to government officials in exchange for contracts with Petróleo Brasileiro S.A. (commonly known as “Petrobras”), Brazil’s state-run energy company. In March 2017, Apolo's CEO was acquitted of all charges due to a lack of evidence as to him personally, although the court did find that there was a misuse of certain Apolo funds by others not employed by Apolo. The prosecution has appealed that acquittal. The Company is actively monitoring this matter. While there can be no assurance that a successful appeal by the prosecution would not have an adverse effect on the joint venture or result in an impairment of the Company's investment in the joint venture, it would not have a material impact on the Company as a whole. The prosecutor has not alleged any violations of law by, or initiated any investigation of, the Company or any of its employees.

OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any new material off-balance sheet arrangements during the second quarter of 2017.

CHANGE IN ACCOUNTING ESTIMATE
Capitalization and Depreciation Method
During 2017, U. S. Steel completed a review of its accounting policy for property, plant and equipment depreciated on a group basis. As a result of this review, U. S. Steel changed its accounting method for property, plant and equipment from the group method of depreciation to the unitary method of depreciation, effective as of January 1, 2017. The change from the group method to the unitary method of depreciation is preferable under U.S. GAAP as it will result in a more precise estimate of depreciation expense. Additionally, the change to the unitary method of depreciation is consistent with the depreciation method applied by our competitors, and improves the comparability of our results to our competitors. Our change in the method of depreciation is considered a change in accounting estimate effected by a change in accounting principle and has been applied prospectively. For the three months ended June 30, 2017, the effect of the change was an increase in both income from continuing operations and net earnings of $112 million (which consists of a $118 million decrease in cost of sales due to the capitalization of maintenance and outage spending that would have been previously expensed, partially offset by increased depreciation expense of $6 million, as a result of the impact of unitary depreciation on the existing net book value of fixed assets and the capitalization of maintenance and outage spending) and an increase in diluted earnings per share of $0.64. Included in the three months ended June 30, 2017 is a favorable impact of approximately $50 million as the amount of spending subject to capitalization exceeded our previous internal estimate primarily due to the timing of certain capital projects, including projects implemented under our asset revitalization program. For the six months ended June 30, 2017, the effect of the change was an increase in both income from continuing operations and net earnings of $110 million (which consists of a $135 million decrease in cost of sales due to the capitalization of maintenance and outage spending that would have been previously expensed, partially offset by increased depreciation expense of $25 million, as a result of the impact of unitary depreciation on the existing net book value of fixed assets and the capitalization of maintenance and outage spending) and an increase in diluted earnings per share of $0.63. The tax effect of this change was immaterial to the consolidated financial statements.
Due to the application of the unitary method of depreciation and resultant change in our capitalization policy, spending associated with major maintenance and outage work, that had previously been expensed, will now be capitalized if it extends the useful life of the related asset. Based upon our average spending in years prior to 2017, we have estimated the impact on 2017 results to be a reduction of approximately $175 million in cost of sales on the Consolidated Statement of Operations. Additionally, due to the projected increased spending related to maintenance under our asset revitalization program, we expect approximately $100 million of incremental expenditures to be capitalized in 2017.
Total capital expenditures are estimated to be approximately $625 million in 2017 and total depreciation, depletion and amortization is estimated to be approximately $525 million in 2017.
The impact of the change in accounting method is included in the Outlook for 2017 below.

OUTLOOK

We are seeing a more bullish sentiment in the markets served by our Flat-rolled and European segments right now, as prices have been increasing and overall demand has been stable. Our Tubular segment continues to benefit from operational and cost improvements we have made, as well as from stronger market conditions. Our investment in our facilities and our people continues to increase. These strategic investments, combined with our focus on achieving operational excellence, will deliver continuous improvements in safety, quality, delivery and costs that will position us to succeed through business cycles, and support future growth initiatives.

If market conditions remain at their current levels, we expect:

•
2017 net earnings of approximately $300 million, or $1.70 per share, and consolidated adjusted earnings (loss) before interest, income taxes, depreciation, depletion and amortization (EBITDA) of approximately $1.1 billion;

◦	EBITDA by Segment;

◦	Flat-Rolled EBITDA of approximately: $750 million

◦	U. S. Steel Europe EBITDA of approximately: $400 million

◦	Tubular EBITDA of approximately: ($50) million; and

•	Other Businesses to be comparable to 2016 and approximately $60 million of postretirement benefit expense.

We believe market conditions, which include spot prices, raw material costs, customer demand, import volumes, supply chain inventories, rig counts and energy prices, will change, and as changes occur during the balance of 2017, we expect these changes to be reflected in our net earnings and adjusted EBITDA.

Please refer to the tables below for the reconciliation of the Outlook net earnings to adjusted EBITDA and Outlook segment earnings (loss) before interest and income taxes to segment Outlook EBITDA.

UNITED STATES STEEL CORPORATION
RECONCILIATION OF ANNUAL ADJUSTED EBITDA OUTLOOK

Year Ended
Dec. 31
(Dollars in millions)	2017
Reconciliation to Projected Annual Adjusted EBITDA Included in Outlook
Projected net earnings attributable to United States Steel Corporation included in Outlook	$300
Estimated income tax expense	57
Estimated net interest and other financial costs	255
Estimated depreciation, depletion and amortization	525
Gain associated with retained interest in U. S. Steel Canada Inc.	(72)
Loss on shutdown of certain tubular assets	35
Projected annual adjusted EBITDA included in Outlook	$1,100

UNITED STATES STEEL CORPORATION
RECONCILIATION OF OUTLOOK SEGMENT EARNINGS (LOSS) BEFORE INTEREST AND INCOME TAXES TO OUTLOOK SEGMENT EBITDA

(Dollars in millions)	Flat-Rolled	U. S. Steel Europe	Tubular
Reconciliation to Segment EBITDA Included in Outlook
Projected segment earnings (loss) before interest and income taxes included in Outlook	$380	$325	$(105)
Estimated depreciation, depletion and amortization	370	75	55
Projected annual segment EBITDA included in Outlook	$750	$400	$(50)

Adjusted EBITDA is a non-GAAP measure that excludes the effects of items such as gains (losses) associated with our retained interest in U. S. Steel Canada Inc., restructuring charges and impairment charges. We present adjusted EBITDA to enhance the understanding of our ongoing operating performance and established trends affecting our core operations, particularly cash generating activity, by excluding the effects of items such as gains (losses) associated with our retained interest in U. S. Steel Canada Inc., restructuring charges and impairment charges that can obscure underlying trends. U. S. Steel’s management considers adjusted EBITDA useful to investors by facilitating a comparison of our operating performance to the operating performance of our competitors, many of which use adjusted EBITDA as an alternative measure of operating performance. Additionally, the presentation of adjusted EBITDA provides insight into management’s view and assessment of the Company’s ongoing operating performance, because management does not consider the adjusting items when evaluating the Company’s financial performance or in preparing the Company’s annual financial outlook. Adjusted EBITDA should not be considered a substitute for net earnings (loss) or other financial measures as computed in accordance with U.S. GAAP and is not necessarily comparable to similarly titled measures used by other companies.

We present segment EBITDA, considered along with segment earnings (loss) before interest and income taxes, because we believe it is a relevant indicator of trends relating to cash generating activity and provides management and investors with additional information for comparison of our segment operating results to the operating results of other companies.
INTERNATIONAL TRADE
U. S. Steel continues to face competition from foreign steel producers, many of which are heavily subsidized by their governments and dump steel into the United States (U.S.) market. Trade-distorting policies and practices, coupled with global steel overcapacity, impact pricing in the U.S. market and influence the Company's ability to compete on a level playing field. U. S. Steel continues to lead the industry in efforts to address dumped and subsidized steel imports that injure the Company, our workers, and our country’s national and economic security.

Following the imposition of the antidumping (AD) and countervailing duty (CVD) orders on corrosion-resistant steel (CORE) from China in 2016, imports of CORE from Vietnam dramatically increased. In response, U. S. Steel and other domestic producers filed a request asking the U.S. Department of Commerce (DOC) to conduct an anti-circumvention investigation against Chinese producers that are diverting cold-rolled steel to Vietnam to undergo minor processing before exporting to the U.S. to avoid paying the new duties. The DOC initiated the anti-circumvention investigation on November 14, 2016 and is currently analyzing the data submitted by Vietnamese producers. If the DOC determines that imports of CORE from China are being channeled through Vietnam en route to the U.S., it will impose duties on Vietnamese imports of CORE. The entire proceeding is expected to be completed within 300 days of the initiation date.

A similar action was taken against imports of cold-rolled steel from Vietnam, which also significantly increased following the imposition of the AD and CVD orders against Chinese cold-rolled steel in 2016. To counter the surge in dumped cold-rolled steel imports from Vietnam, in September 2016, U. S. Steel, along with other domestic steel producers, filed a petition with the DOC requesting that it conduct an anti-circumvention proceeding against Chinese producers that are diverting cold-rolled steel to Vietnam to undergo minor processing before exporting the product to the U.S. The entire proceeding is expected to be completed within 300 days of the initiation date.

U. S. Steel is also actively involved in several appeals before the Court of International Trade (CIT) concerning the orders imposed in 2016 on flat-rolled steel cases as well as several Oil Country Tubular Goods (OCTG) cases. In addition to the ongoing appeals before the CIT, the Company is litigating several cases at the U.S. Court of Appeals for the Federal Circuit. In the Turkey OCTG AD appeal before the U.S. Court of Appeals for the Federal Circuit, the Court affirmed the DOC’s decision to deny a duty-drawback adjustment to respondents. The Court’s decision sets an important precedent and gives domestic petitioners an important new tool for combating duty-drawback adjustments in other antidumping and countervailing duty actions.

U. S. Steel also continues to be actively engaged in relevant administrative reviews and five-year (sunset) reviews before the U.S. International Trade Commission (USITC) and the DOC. U. S. Steel continues to litigate the second administrative review (2015 - 2016) concerning the Korea OCTG investigation. The investigation is ongoing and not expected to conclude until 2018. On May 1, 2017, the DOC automatically initiated a five-year (sunset) review (“Sunset Review”) of the antidumping order on tin mill products from Japan. The USITC concurrently published its notice of institution of the Sunset Review which covers the same order. On May 11, 2017, U. S. Steel filed a notice to participate in the Sunset Review of the antidumping order on tin mill products from Japan. If U. S. Steel is successful, the order will remain in effect for another five years.

In April 2016, U. S. Steel launched a case under Section 337 of the Tariff Act of 1930 against several Chinese producers and their distributors. The complaint alleged three causes of action: 1) illegal conspiracy to fix prices and control output and export volumes; 2) the theft of trade secrets through industrial espionage; 3) circumvention of duties by false labeling and transshipment. On May 26, 2016, the USITC instituted an investigation on all three causes of action. On February 15, 2017, U. S. Steel voluntarily withdrew the trade secrets claim. The false designation of origin claim continues to be aggressively litigated. The antitrust claim is pending before the USITC. A scheduling order was entered and the target date to conclude the investigation has been set for May 2018, with hearings on the foreign designation of origin claim starting in October 2017. On July 18, 2017 and July 20, 2017, respectively, two of the respondents filed Motions for Summary Determination. U. S. Steel will be aggressively opposing those motions. The remedy sought by U. S. Steel in its petition is the barring of all Chinese carbon and alloy steel from the U.S. market.

On December 12, 2016, China filed a complaint at the World Trade Organization (WTO) against the U.S. and the European Union (EU) alleging that the U.S. and EU are violating their treaty obligations by continuing to use the non-market economy (NME) methodology for price comparisons in antidumping duty investigations. On April 3, 2017, the DOC issued a notice requesting comments and information on whether China should continue to be treated as a NME country under U.S. antidumping laws. U. S. Steel and other domestic producers submitted comments to the DOC on May 10, 2017. The outcome of the ongoing litigation may impact U.S. dumping orders on Chinese goods, including many steel products.

On May 18, 2017, the Trump Administration sent a notice to the U.S. Senate and House, in accordance with section 105(a)(1)(A) of the Bipartisan Congressional Trade Priorities and Accountability Act of 2015, notifying Congress of the President’s intent to initiate NAFTA negotiations. The Office of the U.S. Trade Representative released the Administration's negotiating objectives on July 17, 2017. Negotiations are expected to begin some time after mid-August 2017.

On April 19, 2017, the DOC initiated an investigation under Section 232 of the Trade Expansion Act of 1962 to determine the effects of steel imports on U.S. national security. On May 24, 2017, U. S. Steel testified at the DOC public hearing and remains active in the investigation. While under the statute, the Administration has 270 days for completion of an investigation, DOC officials have publicly stated it will be completed much sooner.

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
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2017. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION
SUPPLEMENTAL STATISTICS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
SEGMENT EARNINGS (LOSS) BEFORE INTEREST AND INCOME TAXES:
Flat-Rolled	$218	$6	$128	$(182)
U. S. Steel Europe	55	55	142	41
Tubular	(29)	(78)	(86)	(142)
Total reportable segments	244	(17)	184	(283)
Other Businesses	9	10	22	24
Items not allocated to segments:
Postretirement benefit (expense) income	(12)	12	(28)	28
Other items not allocated to segments:
Gain associated with retained interest in U. S. Steel Canada Inc.	72	—	72	—
Loss on shutdown of certain tubular assets	—	—	(35)	—
Restructuring and other charges and adjustments	—	23	—	(2)
Total earnings (loss) before interest and income taxes	$313	$28	$215	$(233)
CAPITAL EXPENDITURES
Flat-Rolled	$47	$28	$72	$74
U. S. Steel Europe	20	22	34	51
Tubular	4	18	11	70
Other Businesses	2	1	3	22
Total	$73	$69	$120	$217
OPERATING STATISTICS
Average realized price: ($/net ton) (a)
Flat-Rolled	$742	$642	$731	$625
U. S. Steel Europe	620	485	607	472
Tubular	1,234	1,050	1,173	1,123
Steel Shipments: (a)(b)
Flat-Rolled	2,497	2,692	4,901	5,188
U. S. Steel Europe	1,157	1,125	2,266	2,129
Tubular	180	70	324	159
Intersegment Shipments: (b)
Flat-Rolled to Tubular	94	—	94	—
U. S. Steel Europe to Flat-Rolled	25	—	47	—
Raw Steel Production: (b)
Flat-Rolled	2,711	2,735	5,425	5,514
U. S. Steel Europe	1,285	1,258	2,543	2,410
Raw Steel Capability Utilization: (c)
Flat-Rolled	64%	65%	64%	65%
U. S. Steel Europe	103%	101%	103%	97%
(a) Excludes intersegment transfers.
(b) Thousands of net tons.
(c) Based on annual raw steel production capability of 17.0 million net tons for Flat-Rolled and 5.0 million net tons for USSE.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
GENERAL LITIGATION

On September 16, 2014, U. S. Steel Canada Inc. (USSC) commenced court-supervised restructuring proceedings under Canada's Companies' Creditors Arrangement Act (CCAA) before the Ontario Superior Court of Justice (the Court). As part of the CCAA proceedings, U. S. Steel submitted both secured and unsecured claims of approximately C$2.2 billion, which were verified by the court-appointed Monitor. U. S. Steel's claims were challenged by a number of interested parties and on February 29, 2016, the Court denied those challenges and verified U. S. Steel's secured claims in the amount of approximately $119 million and unsecured claims of approximately C$1.8 billion and $120 million. The interested parties had appealed the determinations of the Court, but the appeals have been discontinued as result of the sale of USSC to Bedrock on June 30, 2017.

On April 26, 2016, the Company filed a complaint with the U.S. International Trade Commission (USITC) to initiate an investigation under Section 337 of the Tariff Act of 1930 against Chinese steel producers and their distributors.  The complaint alleges three causes of action: 1) illegal conspiracy to fix prices and control output and export volumes; 2) the theft of trade secrets through industrial espionage; and 3) circumvention of duties by false designation of origin. In February 2017, U. S. Steel voluntarily withdrew its trade secrets claim, but preserved the right to refile at a later date. On November 25, 2016, the Administrative Law Judge (ALJ) issued an order dismissing the antitrust claims. However, The USITC granted U. S. Steel’s petition to review the ALJ's initial determination to terminate the antitrust portion of the litigation. All parties submitted their briefs on the antitrust review and oral arguments were held on April 20, 2017. We are awaiting the USITC's decision. On January 11, 2017, the ALJ issued an order dismissing the false designation of origin claims. U. S. Steel filed a petition to review the ALJ’s order with the USITC commissioners. The USITC reinstated the false designation of origin (FDO) claim on February 27, 2017. The current scheduling order sets the hearing (trial) on the FDO claim for October 2017 and a target date to conclude the investigation for May 2018. On July 18, 2017 and July 20, 2017, respectively, two of the respondents filed Motions for Summary Determination. U. S. Steel will be aggressively opposing those motions. The remedy sought by U. S. Steel in its petition is the barring of all Chinese carbon and alloy steel from the U.S. market. Refer to Item 2 "International Trade" for further information.

U. S. Steel v. Minnesota Pollution Control Agency (MPCA) and Commissioner John Linc Stine: On February 21, 2017, U. S. Steel filed a Verified Complaint and Writ of Mandamus against the MPCA for failure to act on U. S. Steel’s request for revisions to water quality standards which will affect the draft National Pollutant Discharge Elimination System (water) permit at Minntac. MPCA filed an Answer and Counterclaim and U. S. Steel responded to the Counterclaim on April 5, 2017. Three citizen groups, Minnesota Center for Environmental Advocacy, Save Lake Superior Association and Save Our Sky Blue Waters (collectively MCEA), filed a Notice of Intervention, which was granted by the district court. Both parties have filed cross-motions for summary judgment, which remain outstanding pending a court-ordered mediation.

In May of 2017, two class action lawsuits were filed in federal court in the Western District of Pennsylvania alleging that U. S. Steel, Mario Longhi and David Burritt violated federal securities laws in making false statements and/or failing to disclose material information regarding the financial condition of the Company. The suits claim that this conduct caused a prospective class of plaintiffs to sustain damages during the period of November 1, 2016 through April 25, 2017 as a result of the prospective class purchasing the Company's common stock at artificially inflated prices and/or suffering losses when the price of the common stock dropped. The Company is vigorously defending the matters.

ENVIRONMENTAL PROCEEDINGS

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of June 30, 2017, under federal and state environmental laws. Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

At June 30, 2017, U. S. Steel has received information requests or been identified as a PRP at a total of eight CERCLA sites, two of which have liability that has not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at the other six sites will be between $100,000 and $1 million for five of the sites, and over $5 million for one site as described below.

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

While work continues on obtaining additional information for remedial design, there has been no material change in the status of the project during the six months ended June 30, 2017. Additional study, investigation, design, oversight costs, and implementation of U. S. Steel's preferred remedial alternatives on the upland property and Estuary are currently estimated as of June 30, 2017 at approximately $47 million.

RCRA and Other Remediation Sites

U. S. Steel may be liable for remediation costs under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. There are 18 such sites where remediation is being sought involving amounts in excess of $100,000. Based on currently available information, which is in many cases preliminary and incomplete, management believes that liability for cleanup and remediation costs in connection with 8 sites have potential costs between $100,000 and $1 million per site, 5 sites may involve remediation costs between $1 million and $5 million per site and 5 sites are estimated to or could have, costs for remediation, investigation, restoration or compensation in excess of $5 million per site.

For more information on the status of remediation activities at U. S. Steel’s significant sites, see the discussions related to each site below.

Gary Works

On October 23, 1998, the EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measures Study (CMS) and Corrective Measure Implementation. While work continues on several items, there has been no material change in the status of the project during the six months ended June 30, 2017. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $27 million as of June 30, 2017, based on our current estimate of known remaining costs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). While preliminary approval of the conceptual CAMU design has been granted by the UDEQ, there has been no material change in the status of the project during the six months ended June 30, 2017. U. S. Steel has an accrued liability of approximately $63 million as of June 30, 2017, for our estimated share of the remaining costs of remediation.

USS-POSCO Industries (UPI)

A joint venture in Pittsburg, California between subsidiaries of U. S. Steel and POSCO, UPI's facilities were previously owned and operated solely by U. S. Steel which retains primary responsibility for the existing environmental conditions. During 2016, U. S. Steel implemented its preferred remedial plan to address groundwater impacts from trichloroethylene at SWMU 4. Evaluations continue for the three SWMUs known as the Northern Boundary Group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As such, there has been no material change in the status of the project during the six months ended June 30, 2017. As of June 30, 2017, approximately $1 million has been accrued for ongoing environmental studies, investigations and remedy implementation. Significant additional costs associated with this site are possible and are referenced in Note 20 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, the EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) in December 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM), with the approval of the EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. While work continues on different aspects of the program, there has been no material change in the status of the project during the six months ended June 30, 2017. In total, the accrued liability for remaining work under the Corrective Action Program, was approximately $385,000 at June 30, 2017. Significant additional costs associated with this site are possible and are referenced in Note 20 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairless Plant

In April 1993, U. S. Steel entered into a consent order with the EPA pursuant to RCRA, under which U. S. Steel would perform Interim Measures (IM), an RFI and CMS at our Fairless Plant. A Phase I RFI Final Report was submitted in September of 1997. With EPA’s agreement, in lieu of conducting subsequent phases of the RFI and the CMS, U. S. Steel has been working through the Pennsylvania Department of Environmental Protection Act 2 Program to characterize and remediate facility parcels for redevelopment. While work continues on these items, there has been no material change in the status of the project during the six months ended June 30, 2017. As of June 30, 2017, the accrued liability to maintain the interim measures, and clear properties through the Act 2 process is approximately $335,000. Significant additional costs associated with this site are possible and are referenced in Note 20 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (OEPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Areas of Contamination was submitted in March 2012. While work continues on the Phase II RFI report that addresses additional investigations of soil, site wide groundwater and the pipe mill lagoon, there has been no material change in the status of the project during the six months ended June 30, 2017. As of June 30, 2017, costs to complete additional projects are estimated to be approximately $136,000. Significant additional costs associated with this site are possible and are referenced in Note 20 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Joliet Works

The 50-acre parcel at the former Joliet Works is enrolled in the Illinois Environmental Protection Agency’s (IEPA) voluntary Site Remediation Program. The Program requires investigation and establishment of cleanup objectives followed by submission/approval of a Remedial Action Plan (RAP) to meet those objectives. The 50-acre parcel was divided into four (4) subareas with remedial activities completed in 2015 for three (3) of the subareas. While work continues to define the requirements for further investigation of the remaining parcel, there has been no material change in the status of the project during the six months ended June 30, 2017. U. S. Steel has an accrued liability of $293,000 as of June 30, 2017. Significant additional costs associated with this site are possible and are referenced in Note 20 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Cherryvale (KS) Zinc

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation of the site proper was essentially completed in 2007. The Consent Order was amended on May 3, 2013, to require investigation (but not remediation) of potential contamination beyond the boundary of the former zinc smelting operation. On November 22, 2016, KDHE approved a State Cooperative Final Agency Decision Statement that identified the remedy selected to address potential contamination beyond the boundary of the former zinc smelting site. Work continues on developing the Removal Action Design Plan. As of June 30, 2017, an accrual of approximately $214,000 remains available for addressing these outstanding issues. Significant additional costs associated with this site are possible and are referenced in Note 20 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

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

EPA Region V Federal Lawsuit

This is a Clean Air Act (CAA) enforcement action filed in Federal Court in the Northern District of Indiana in 2012. The U.S. Government, joined by the States of Illinois, Indiana, and Michigan initiated the action alleging the Company violated the CAA and failed to have in place appropriate pollution control equipment at Gary Works, Granite City Works, and Great Lakes Works. A Consent Decree with proposed settlement agreement was filed with the Court on November 22, 2016. As part of the settlement agreement, U. S. Steel agreed to perform seven supplemental environmental projects totaling approximately $3 million and pay a civil penalty of approximately $2 million. The enforcement action concluded on March 30, 2017 when the Court signed and entered the Consent Decree. In April 2017, U. S. Steel satisfied payment of the approximately $2 million civil penalty and is currently in various phases of implementing the supplemental environmental projects.

ASBESTOS LITIGATION
As of June 30, 2017, U. S. Steel was a defendant in approximately 850 active cases involving approximately 3,345 plaintiffs. The vast majority of these cases involve multiple defendants. At December 31, 2016, U. S. Steel was a defendant in approximately 845 active cases involving approximately 3,340 plaintiffs. As of June 30, 2017, about 2,500, or approximately 75 percent, of these plaintiff claims are pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

The following table shows the number of asbestos claims in the current period and the prior three years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2014	3,320	190	325	3,455
December 31, 2015	3,455	415	275	3,315
December 31, 2016	3,315	225	250	3,340
June 30, 2017	3,340	120	125	3,345
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
July 26, 2017
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.