Form 10-Q
period 2017-09-30
UNITED STATES STEEL CORP
filed 2017-11-01
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
Yes     No ✓
Common stock outstanding at October 26, 2017 – 174,994,464 shares

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

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2017	2016	2017	2016
Net sales:
Net sales	$2,976	$2,370	$8,176	$6,716
Net sales to related parties (Note 18)	272	316	941	895
Total	3,248	2,686	9,117	7,611
Operating expenses (income):
Cost of sales (excludes items shown below)	2,829	2,360	8,115	7,193
Selling, general and administrative expenses	89	73	265	206
Depreciation, depletion and amortization	118	126	376	384
Earnings from investees	(9)	(18)	(29)	(91)
Gain on equity investee transactions (Note 4)	(21)	—	(21)	—
Gain associated with retained interest in U. S. Steel Canada Inc. (Note 21)	—	—	(72)	—
Impairment of intangible assets	—	14	—	14
Restructuring and other charges (Note 19)	(2)	(3)	30	1
Net (gain) loss on disposal of assets	(1)	3	(2)	6
Other income, net	—	(1)	(5)	(1)
Total	3,003	2,554	8,657	7,712
Earnings (loss) before interest and income taxes	245	132	460	(101)
Interest expense	60	58	173	173
Interest income	(5)	(2)	(13)	(5)
Loss on debt extinguishment	31	—	32	22
Other financial costs	12	6	37	18
Net interest and other financial costs (Note 7)	98	62	229	208
Earnings (loss) before income taxes	147	70	231	(309)
Income tax provision (Note 9)	—	19	3	26
Net earnings (loss)	147	51	228	(335)
Less: Net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings (loss) attributable to United States Steel Corporation	$147	$51	$228	$(335)
Earnings (loss) per common share (Note 10):
Earnings (loss) per share attributable to United States Steel Corporation stockholders:
-Basic	$0.84	$0.32	$1.30	$(2.22)
-Diluted	$0.83	$0.32	$1.29	$(2.22)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Net earnings (loss)	$147	$51	$228	$(335)
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	44	10	149	41
Changes in pension and other employee benefit accounts	55	48	146	(134)
Other	8	(4)	6	17
Total other comprehensive income (loss), net of tax	107	54	301	(76)
Comprehensive income (loss) including noncontrolling interest	254	105	529	(411)
Comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive income (loss) attributable to United States Steel Corporation	$254	$105	$529	$(411)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,694	$1,515
Receivables, less allowance of $29 and $25	1,317	976
Receivables from related parties, less allowance of $0 and $265 (Notes 18 and 21)	210	272
Inventories (Note 11)	1,737	1,573
Other current assets	43	20
Total current assets	5,001	4,356
Property, plant and equipment	14,781	14,196
Less accumulated depreciation and depletion	10,670	10,217
Total property, plant and equipment, net	4,111	3,979
Investments and long-term receivables, less allowance of $11 and $10	470	528
Long-term receivables from related parties, less allowance of $0 and $1,627 (Notes 18 and 21)	—	—
Intangibles, net (Note 5)	169	175
Deferred income tax benefits (Note 9)	—	6
Other noncurrent assets	127	116
Total assets	$9,878	$9,160
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$2,018	$1,602
Accounts payable to related parties (Notes 18 and 21)	79	66
Payroll and benefits payable	333	400
Accrued taxes	157	128
Accrued interest	62	85
Short-term debt and current maturities of long-term debt (Note 13)	3	50
Total current liabilities	2,652	2,331
Long-term debt, less unamortized discount and debt issuance costs (Note 13)	2,896	2,981
Employee benefits	1,119	1,216
Deferred income tax liabilities (Note 9)	29	28
Deferred credits and other noncurrent liabilities	374	329
Total liabilities	7,070	6,885
Contingencies and commitments (Note 20)
Stockholders’ Equity (Note 16):
Common stock (176,424,554 shares issued) (Note 10)	176	176
Treasury stock, at cost (1,466,183 and 2,614,378 shares)	(92)	(182)
Additional paid-in capital	3,937	4,027
Accumulated deficit	(18)	(250)
Accumulated other comprehensive loss (Note 17)	(1,196)	(1,497)
Total United States Steel Corporation stockholders’ equity	2,807	2,274
Noncontrolling interests	1	1
Total liabilities and stockholders’ equity	$9,878	$9,160

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2017	2016
Increase (decrease) in cash and cash equivalents
Operating activities:
Net earnings (loss)	$228	$(335)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	376	384
Gain associated with retained interest in U. S. Steel Canada Inc. (Note 21)	(72)	—
Gain on equity investee transactions (Note 4)	(21)	—
Impairment of intangible assets	—	14
Restructuring and other charges (Note 19)	30	1
Provision for doubtful accounts	1	—
Pensions and other postretirement benefits	42	(38)
Deferred income taxes	7	9
Net (gain) loss on disposal of assets	(2)	6
Distributions received, net of equity investees earnings	(18)	(86)
Changes in:
Current receivables	(214)	(127)
Inventories	(123)	339
Current accounts payable and accrued expenses	121	279
Income taxes receivable/payable	15	14
Bank checks outstanding	12	15
All other, net	159	105
Net cash provided by operating activities	541	580
Investing activities:
Capital expenditures	(291)	(268)
Disposal of assets	—	6
Change in restricted cash, net	(1)	(3)
Proceeds from sale of ownership interest in equity investee (Note 22)	105	—
Investments, net	(3)	(17)
Net cash used in investing activities	(190)	(282)
Financing activities:
Issuance of long-term debt, net of financing costs	737	958
Repayment of long-term debt	(902)	(1,019)
Settlement of contingent consideration	—	(15)
Net proceeds from public offering of common stock	—	482
Dividends paid	(26)	(22)
Taxes paid for equity compensation plans (Note 3)	(10)	(3)
Receipts from exercise of stock options	14	4
Net cash (used in) provided by financing activities	(187)	385
Effect of exchange rate changes on cash	15	7
Net increase in cash and cash equivalents	179	690
Cash and cash equivalents at beginning of year	1,515	755
Cash and cash equivalents at end of period	$1,694	$1,445

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
1.    Basis of Presentation and Significant Accounting Policies
United States Steel Corporation (U. S. Steel, or the Company), produces and sells steel products, including flat-rolled and tubular products, in North America and Central Europe. Operations in North America also include iron ore and coke production facilities, railroad services and real estate operations. Operations in Europe also include coke production facilities.
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
Change in Accounting Estimate - Capitalization and Depreciation Method
During 2017, U. S. Steel completed a review of its accounting policy for property, plant and equipment depreciated on a group basis. As a result of this review, U. S. Steel changed its accounting method for property, plant and equipment from the group method of depreciation to the unitary method of depreciation, effective as of January 1, 2017. The Company believes the change from the group method to the unitary method of depreciation is preferable under U.S. GAAP as it will result in a more precise estimate of depreciation expense. Additionally, the change to the unitary method of depreciation is consistent with the depreciation method applied by our competitors, and improves the comparability of our results to the results of our competitors. Our change in the method of depreciation is considered a change in accounting estimate effected by a change in accounting principle and has been applied prospectively. Due to the application of the unitary method of depreciation and resultant change in our capitalization policy, maintenance and outage spending that had previously been expensed as well as capital investments associated with our asset revitalization program will now be capitalized if it extends the useful life of the related asset.
When property, plant, and equipment are disposed of by sale, retirement, or abandonment, the gross value of the property, plant and equipment and corresponding accumulated depreciation are removed from the Company’s financial accounting records. Due to the application of the unitary method of depreciation, any gain or loss resulting from an asset disposal by sale will now be immediately recognized as a gain or loss on the disposal of assets line in our consolidated statement of operations. Assets that are retired or abandoned will be reflected as an immediate charge to depreciation expense for any remaining book value in our consolidated statement of operations. Gains (losses) on disposals of assets for the three and nine months ended September 30, 2017 were immaterial.
For the three months ended September 30, 2017, the effect of the change was an increase in both income from continuing operations and net earnings of $95 million (which consists of a $97 million decrease in cost of sales due to the capitalization of maintenance and outage spending that would have been previously expensed, partially offset by increased depreciation expense of $2 million, as a result of the impact of unitary depreciation on the existing net book value of fixed assets, as noted below, and the capitalization of maintenance and outage spending) and an increase in diluted earnings per share of $0.54. For the nine months ended September 30, 2017, the effect of the change was an increase in both income from continuing operations and net earnings of $205 million (which consists of a $233 million decrease in cost of sales due to the capitalization of maintenance and outage spending that would have been previously expensed, partially offset by increased depreciation expense of $28 million, as a result of the impact of unitary depreciation on the existing net book value of fixed assets, as noted below, and the capitalization of maintenance and outage spending) and an increase in diluted earnings per share of $1.16. The tax effect of this change was immaterial to the consolidated financial statements.
U. S. Steel's property, plant and equipment totaled $3,979 million at December 31, 2016. U. S. Steel allocated the existing net book value of group assets at the transition date to approximate a unitary depreciation methodology, and the fixed assets are being depreciated over their estimated remaining useful lives as follows:

(In millions)
Remaining Useful Life of Assets	Net Book Value at December 31, 2016
Under 5 years	$597
6-10 years	629
11-15 years	765
16-20 years	654
21-25 years	363
Over 25 years	479
Assets not subject to depreciation	492
Total	$3,979
2.    New Accounting Standards

In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. U. S. Steel is currently evaluating the impact the adoption of ASU 2017-12 will have on its Consolidated Financial Statements, but does not expect there to be a material impact.

On May 10, 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting (ASU 2017-09). The amendments included in ASU 2017-09 provide guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. U. S. Steel is currently evaluating the impact the adoption of ASU 2017-09 will have on its Consolidated Financial Statements, but does not expect there to be a material impact.
On March 10, 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (ASU 2017-07). ASU 2017-07 requires an employer who offers defined benefit and post retirement benefit plans to report the service cost component of the net periodic benefit cost in the same line item or items as other compensation cost arising from services rendered by employees during the period. The other components of net periodic benefit costs are required to be presented on a retrospective basis in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net periodic benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net periodic benefit cost must be disclosed. The ASU also allows for the service cost component of net periodic benefit cost to be eligible for capitalization into inventory when applicable. ASU 2017-07 is effective for periods beginning after December 15, 2017, including interim periods within those annual periods; early adoption is permitted. The adoption of this ASU will not have an impact on U. S. Steel's net earnings (loss) but will be a reclassification from a line on the income statement within earnings (loss) before interest and income taxes to a line on the income statement below earnings (loss) before interest and income taxes.
On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows by addressing eight specific cash receipt and cash payment issues. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. U. S. Steel is evaluating the financial statement implications of adopting ASU 2016-15, but anticipates it will not have an overall impact to the Company's consolidated statement of cash flows, but may result in a reclassification between cash flow line items.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). ASU 2016-02 supersedes prior lease accounting guidance. Under ASU 2016-02, for operating leases, a lessee should recognize in its statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term; recognize a single lease cost, which is allocated over the lease term, generally on a straight line basis, and classify all cash payments within the operating activities in the statement of cash flows. For financing leases, a lessee is required to recognize a right-of-use asset and a lease liability; recognize interest on the lease liability separately from amortization of the right-of-use asset, and classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability within the operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. In addition, at the inception of a contract, an entity should determine whether the contract is, or contains a lease. ASU 2016-02 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, using a modified retrospective approach. U. S. Steel is currently evaluating the financial statement implications of adopting ASU 2016-02, and has begun an inventory of its global leasing arrangements. U. S. Steel has also begun to review its information technology systems, internal controls, and accounting policies in relation to the ASU’s accounting and reporting requirements to recognize the respective right-of-use assets and the related lease liabilities.
On May 28, 2014, the FASB and the International Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016; early application is not permitted. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date (ASU 2015-14). ASU 2015-14 defers the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and only permits entities to adopt the standard one year earlier as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. U. S. Steel has completed a review of its significant customer contracts and is finalizing its evaluation of those contracts in relation to the recognition of revenue under the new standard. U. S. Steel is currently developing disclosures, finalizing its review of information technology systems, and key internal controls related to our ability to process, record and account for revenue under the new standard. U. S. Steel does not expect a material financial statement impact related to the full retrospective adoption of this ASU on January 1, 2018.
3.    Recently Adopted Accounting Standards
On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (ASU 2016-09). ASU 2016-09 simplifies the accounting and reporting of certain aspects of share-based payment transactions, including income tax treatment of excess tax benefits, forfeitures, classification of share-based awards as either equity or liabilities, and classification in the statement of cash flows for certain share-based transactions related to tax benefits and tax payments. ASU 2016-09 was effective for public business entities for annual periods beginning after December 15, 2016.
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
On July 22, 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (ASU 2015-11). ASU 2015-11 requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. ASU 2015-11 does not apply to inventories that are measured using either the last-in, first-out (LIFO) method or the retail inventory method. ASU 2015-11 was effective for public entities for financial statements issued for fiscal years beginning after December 15, 2016. U. S. Steel adopted ASU 2015-11 on January 1, 2017. The adoption did not have a significant financial statement impact to U. S. Steel.
4.    Segment Information
U. S. Steel has three reportable segments: Flat-Rolled Products (Flat-Rolled), which consists of the following three commercial entities that directly interact with our customers and service their needs: (1) automotive solutions, (2) consumer solutions, and (3) industrial, service center and mining solutions; U. S. Steel Europe (USSE); and Tubular Products (Tubular). The results of our railroad and real estate businesses that do not constitute reportable segments are combined and disclosed in the Other Businesses category.
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
The results of segment operations for three months ended September 30, 2017 and 2016 are:

(In millions) Three Months Ended September 30, 2017	Customer Sales	Intersegment Sales	Net Sales	Earnings (Loss) from Investees	Earnings (Loss) Before Interest and Income Taxes
Flat-Rolled	$2,249	$42	$2,291	$7	$160
USSE	710	1	711	—	73
Tubular	276	—	276	2	(7)
Total reportable segments	3,235	43	3,278	9	226
Other Businesses	13	29	42	—	12
Reconciling Items and Eliminations	—	(72)	(72)	—	7
Total	$3,248	$—	$3,248	$9	$245

Three Months Ended September 30, 2016
Flat-Rolled	$1,986	$—	$1,986	$18	$114
USSE	575	1	576	—	81
Tubular	114	—	114	1	(75)
Total reportable segments	2,675	1	2,676	19	120
Other Businesses	11	27	38	(1)	18
Reconciling Items and Eliminations	—	(28)	(28)	—	(6)
Total	$2,686	$—	$2,686	$18	$132

The results of segment operations for the nine months ended September 30, 2017 and 2016 are:

(In millions) Nine Months Ended September 30, 2017	Customer Sales	Intersegment Sales	Net Sales	Earnings (Loss) from Investees	Earnings (Loss) Before Interest and Income Taxes
Flat-Rolled	$6,265	$154	$6,419	$24	$288
USSE	2,123	25	2,148	—	215
Tubular	682	—	682	6	(93)
Total reportable segments	9,070	179	9,249	30	410
Other Businesses	47	89	136	(1)	34
Reconciling Items and Eliminations	—	(268)	(268)	—	16
Total	$9,117	$—	$9,117	$29	$460

Nine Months Ended September 30, 2016
Flat-Rolled	$5,643	$16	$5,659	$88	$(68)
USSE	1,616	2	1,618	—	122
Tubular	303	2	305	5	(217)
Total reportable segments	7,562	20	7,582	93	(163)
Other Businesses	49	80	129	(2)	42
Reconciling Items and Eliminations	—	(100)	(100)	—	20
Total	$7,611	$—	$7,611	$91	$(101)
The following is a schedule of reconciling items to Earnings (Loss) Before Interest and Income Taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Items not allocated to segments:
Postretirement benefit (expense) income(a)	$(14)	$8	$(42)	$36
Other items not allocated to segments:
Loss on shutdown of certain tubular assets(b)	—	—	(35)	—
Gain on equity investee transactions(c)	21	—	21	—
Gain associated with retained interest in U. S. Steel Canada Inc. (Note 21)	—	—	72	—
Impairment of intangible assets (Note 5)	—	(14)	—	(14)
Restructuring and other charges and adjustments(d)	—	—	—	(2)
Total other items not allocated to segments	21	(14)	58	(16)
Total reconciling items	$7	$(6)	$16	$20
(a) Consists of the net periodic benefit cost elements, other than service cost and amortization of prior service cost for active employees, associated with our defined pension, retiree health care and life insurance benefit plans.
(b) Included in Restructuring and other charges on the Consolidated Statement of Operations. See Note 19 to the Consolidated Financial Statements.
(c) The gain in the three and nine month periods ended September 30, 2017 primarily relates to the sale of the Company's ownership interest in Tilden Mining Company L.C. See Note 22 to the Consolidated Financial Statements.
(d) For the nine months ended September 30, 2016, approximately $(2) million is included in Cost of sales and approximately $4 million is included in the Restructuring and other charges in the Consolidated Statement of Operations. See Note 19 to the Consolidated Financial Statements.

5.     Intangible Assets
Intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of September 30, 2017			As of December 31, 2016
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	12 Years	$132	$63	$69	$132	$59	$73
Patents	5-12 Years	22	4	18	22	2	20
Other	4-10 Years	14	7	7	14	7	7
Total amortizable intangible assets		$168	$74	$94	$168	$68	$100
The carrying amount of acquired water rights with indefinite lives as of September 30, 2017 and December 31, 2016 totaled $75 million. The acquired water rights are tested for impairment annually in the third quarter, or whenever events or circumstances indicate the carrying value may not be recoverable. U. S. Steel performed a quantitative impairment evaluation of its acquired water rights during the third quarter of 2017. Based on the results of the evaluation, the water rights were not impaired.
The research and development activities of the Company's acquired indefinite lived in-process research and development patents was completed during the fourth quarter of 2016 and the carrying amount of the patents is being amortized over the useful lives of the patents (approximately 10 years). As a result of the quantitative impairment evaluation of its in-process research and development patents during the third quarter of 2016, an impairment charge of approximately $14 million was recorded during three months ended September 30, 2016.
Identifiable intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate the carrying values may not be recoverable.
Amortization expense was $2 million for both of the three month periods ended September 30, 2017 and 2016, respectively, and $6 million for both of the nine month periods ended September 30, 2017 and 2016, respectively. The estimated future amortization expense of identifiable intangible assets during the next five years is $2 million for the remaining portion of 2017 and $9 million each year from 2018 to 2021.
6.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost (income) for the three months ended September 30, 2017 and 2016:

	Pension Benefits		Other Benefits
(In millions)	2017	2016	2017	2016
Service cost	$13	$14	$4	$5
Interest cost	59	64	23	25
Expected return on plan assets	(98)	(106)	(16)	(38)
Amortization of prior service cost	—	2	8	6
Amortization of actuarial net loss	37	33	1	1
Net periodic benefit cost (income), excluding below	11	7	20	(1)
Multiemployer plans	15	16	—	—
Settlement, termination and curtailment losses	1	10	—	—
Net periodic benefit cost (income)	$27	$33	$20	$(1)
The following table reflects the components of net periodic benefit cost (income) for the nine months ended September 30, 2017 and 2016:

	Pension Benefits		Other Benefits
(In millions)	2017	2016	2017	2016
Service cost	$37	$40	$13	$15
Interest cost	177	194	70	74
Expected return on plan assets	(292)	(316)	(49)	(113)
Amortization of prior service cost	—	8	22	19
Amortization of actuarial net loss	111	97	3	2
Net periodic benefit cost (income), excluding below	33	23	59	(3)
Multiemployer plans	44	48	—	—
Settlement, termination and curtailment losses	5	13	—	—
Net periodic benefit cost (income)	$82	$84	$59	$(3)
Settlements
During the first nine months of 2017 and 2016, the non-qualified pension plan incurred settlement charges of approximately $5 million and $13 million, respectively, due to lump sum payments for certain individuals.
Employer Contributions
During the first nine months of 2017, U. S. Steel made cash payments of $44 million to the Steelworkers’ Pension Trust and $11 million of pension payments not funded by trusts.
During the first nine months of 2017, cash payments of $44 million were made for other postretirement benefit payments not funded by trusts.
Company contributions to defined contribution plans totaled $11 million and $10 million in the three months ended September 30, 2017 and 2016, respectively. Company contributions to defined contribution plans totaled $30 million and $32 million for the nine months ended September 30, 2017 and 2016, respectively.

Pension Funding
In October 2017, U. S. Steel's Board of Directors authorized voluntary contributions to U. S. Steel's trust for its defined benefit pension of up to $200 million through the end of 2018.

Non-retirement postemployment benefits
U. S. Steel recorded a favorable adjustment associated with a change in estimate that resulted in a benefit of approximately $2 million and $3 million for the three and nine months ended September 30, 2017, respectively, compared to costs of $9 million and $7 million for the three and nine months ended September 30, 2016, respectively, related to employee costs for supplemental unemployment benefits and the continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others. Payments for these benefits during the three and nine months ended September 30, 2017 were $3 million and $16 million, respectively. Payments for these benefits during the three and nine months ended September 30, 2016 were $19 million and $58 million, respectively.
7.    Net Interest and Other Financial Costs
Net interest and other financial costs includes interest expense (net of capitalized interest), interest income, financing costs, derivatives gains and losses and foreign currency remeasurement gains and losses. Foreign currency gains and losses are primarily a result of foreign currency denominated assets and liabilities that require remeasurement and the impacts of euro-U.S. dollar derivatives activity. During the three months ended September 30, 2017 and 2016, net foreign currency losses of $6 million and $1 million respectively, were recorded in other financial costs. During the nine months ended September 30, 2017 and 2016, net foreign currency losses of $21 million and $2 million respectively, were recorded in other financial costs. Additionally, during the nine months ended September 30, 2017 and 2016, there were losses on debt extinguishments recognized of $32 million and $22 million, respectively.
See Note 12 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure. See Note 13 for further details on U. S. Steel's redemption of its senior debt.

8.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee) under the 2005 Stock Incentive Plan (the Plan) and the 2016 Omnibus Incentive Compensation Plan (the Omnibus Plan), which are more fully described in Note 14 of the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and the 2017 Proxy Statement. On April 26, 2016, the Company's stockholders approved the Omnibus Plan and authorized the Company to issue up to 7,200,000 shares of U. S. Steel common stock under the Omnibus Plan. The Company's stockholders authorized the issuance of an additional 6,300,000 shares under the Omnibus Plan on April 25, 2017. While the awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of September 30, 2017, there were 12,350,805 shares available for future grants under the Omnibus Plan.

Recent grants of stock-based compensation consist of stock options, restricted stock units, and total shareholder return (TSR) performance awards. Stock options are generally issued at the market price of the underlying stock on the date of the grant. Upon exercise of stock options, shares of U. S. Steel common stock are issued from treasury stock. The following table is a general summary of the awards made under the 2005 Plan and the Omnibus Plan during the first nine months of 2017 and 2016.

	2017		2016
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Stock Options	647,780	$17.28	1,333,210	$6.24
Restricted Stock Units	344,500	$36.27	1,117,495	$14.27
TSR Performance Awards (c)	169,850	$40.72	308,130	$10.02
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted-average for all grants during the period.
(c) The number of performance awards shown represents the target value of the award.

U. S. Steel recognized pretax stock-based compensation expense in the amount of $6 million and $5 million in the three month periods ended September 30, 2017 and 2016, respectively, and $21 million and $16 million in the first nine months of 2017 and 2016, respectively.

As of September 30, 2017, total future compensation expense related to nonvested stock-based compensation arrangements was $24 million, and the weighted average period over which this expense is expected to be recognized is approximately 1 year.

Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. The stock options vest ratably over a three-year service period and have a term of ten years.

Black-Scholes Assumptions(a)	2017 Grants	2016 Grants
Grant date price per share of option award	$36.94	$14.78
Exercise price per share of option award	$36.94	$14.78
Expected annual dividends per share, at grant date	$0.20	$0.20
Expected life in years	5.0	5.0
Expected volatility	57%	53%
Risk-free interest rate	1.97%	1.46%
Grant date fair value per share of unvested option awards as calculated from above	$17.28	$6.24
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
9.    Income Taxes
Tax provision
For the nine months ended September 30, 2017 and 2016, we recorded a tax provision of $3 million on our pretax earnings of $231 million and a tax provision of $26 million on our pretax loss of $309 million, respectively. Included in the tax provision in the first nine months of 2017 is a benefit of $13 million related to the carryback of specified liability losses to prior years, as well as a benefit of $25 million related to the Company’s intent to claim a refund of Alternative Minimum Tax credits pursuant to a provision in the Protecting Americans from Tax Hikes Act. As a result, the provision recorded in the third quarter of 2017 was immaterial. Due to the full valuation allowance on our domestic deferred tax assets in 2016 and 2017, the tax provision does not reflect any benefit for domestic pretax losses.

The tax provision for the first nine months of 2017 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss.
During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2017 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2017 could be materially different from the forecasted amount used to estimate the tax provision for the nine months ended September 30, 2017.
Deferred taxes
Each quarter U. S. Steel analyzes the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion, or all, of a deferred tax asset may not be realized.

At September 30, 2017, U. S. Steel reviewed all available positive and negative evidence and determined that it is more likely than not that all of its net domestic deferred tax assets may not be realized.

U. S. Steel will continue to monitor the realizability of its deferred tax assets on a quarterly basis. In the future, if we determine that realization is more likely than not for deferred tax assets with a valuation allowance, the related valuation allowance will be reduced, and we will record a non-cash benefit to earnings.
Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in ASC Topic 740 on income taxes. As of September 30, 2017 and December 31, 2016, the total amount of gross unrecognized tax benefits was $71 million and $72 million, respectively. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $10 million as of September 30, 2017 and $9 million as of December 31, 2016.
U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Consolidated Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of September 30, 2017 and December 31, 2016, U. S. Steel had accrued liabilities of $6 million and $4 million, respectively, for interest and penalties related to uncertain tax positions.

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
The computations for basic and diluted earnings (loss) per common share from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2017	2016	2017	2016
Earnings (loss) attributable to United States Steel Corporation stockholders	$147	$51	$228	$(335)
Weighted-average shares outstanding (in thousands):
Basic	175,003	160,513	174,684	151,199
Effect of stock options, restricted stock units and performance awards	1,481	1,187	1,652	—
Adjusted weighted-average shares outstanding, diluted	176,484	161,700	176,336	151,199
Basic earnings (loss) per common share	$0.84	$0.32	$1.30	$(2.22)
Diluted earnings (loss) per common share	$0.83	$0.32	$1.29	$(2.22)
The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Securities granted under the 2005 Stock Incentive Plan, as amended and the 2016 Omnibus Incentive Compensation Plan, as amended	2,679	4,613	1,677	9,568

Dividends Paid Per Share
The dividend for each of the first three quarters of 2017 and 2016 was five cents per common share.
11.    Inventories
Inventories are carried at the lower of cost or market for last-in, first-out (LIFO) inventories and lower of cost and net realizable value for first-in, first-out (FIFO) method inventories. The LIFO method is the predominant method of inventory costing in the United States. The FIFO method is the predominant method of inventory costing in Europe. At September 30, 2017 and December 31, 2016, the LIFO method accounted for 74 percent and 75 percent of total inventory values, respectively.

(In millions)	September 30, 2017	December 31, 2016
Raw materials	$442	$449
Semi-finished products	837	686
Finished products	405	375
Supplies and sundry items	53	63
Total	$1,737	$1,573
Current acquisition costs were estimated to exceed the above inventory values by $757 million and $489 million at September 30, 2017 and December 31, 2016, respectively. The impact from the liquidation of LIFO inventories was immaterial in the three and nine months ended September 30, 2017. Cost of sales decreased and earnings (loss) before interest and income taxes increased by $21 million for the three months ended September 30, 2016 as a result of the liquidation of LIFO inventories. For the nine months ended September 30, 2016, cost of sales increased and earnings (loss) before interest and income taxes decreased by $54 million as a result of the liquidation of LIFO inventories.
Inventory includes $46 million and $54 million of property held for residential or commercial development as of September 30, 2017 and December 31, 2016, respectively.
12.    Derivative Instruments
U. S. Steel is exposed to foreign currency exchange rate risks as a result of our European operations. USSE’s revenues are primarily in euros and costs are primarily in U.S. dollars and euros. In addition, cash requirements may be funded by intercompany loans, creating intercompany monetary assets and liabilities in currencies other than the functional currency of the entities involved and affect income when remeasured at the end of each period.
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
As of September 30, 2017, U. S. Steel held euro forward sales contracts with a total notional value of approximately $253 million. We mitigate the risk of concentration of counterparty credit risk by purchasing our forward sales contracts from several counterparties.
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
The following summarizes the location and amounts of the fair values and gains or losses related to derivatives included in U. S. Steel's consolidated financial statements as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016:

		Fair Value	Fair Value
(In millions)	Balance Sheet Location	September 30, 2017	December 31, 2016
Foreign exchange forward contracts	Accounts receivable	$—	$9
Foreign exchange forward contracts	Accounts payable	$12	$—

(In millions)	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
		Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Foreign exchange forward contracts	Other financial income/ costs	$(7)	$(20)

(In millions)	Statement of Operations Location	Amount of Gain (Loss)	Amount of Gain (Loss)
		Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Foreign exchange forward contracts	Other financial income/ costs	$—	$(4)

In accordance with the guidance found in ASC Topic 820 on fair value measurements and disclosures, the fair value of our euro forward sales contracts was determined using Level 2 inputs, which are defined as "significant other observable" inputs. The inputs used are from market sources that aggregate data based upon market transactions.
13.    Debt

(In millions)	Interest Rates %	Maturity	September 30, 2017	December 31, 2016
2037 Senior Notes	6.65	2037	$350	$350
2025 Senior Notes	6.875	2025	750	—
2022 Senior Notes	7.50	2022	—	400
2021 Senior Secured Notes	8.375	2021	980	980
2021 Senior Notes	6.875	2021	—	200
2020 Senior Notes	7.375	2020	432	432
2018 Senior Notes	7.00	2018	—	161
Environmental Revenue Bonds	5.50 - 6.88	2017 - 2042	400	447
Recovery Zone Facility Bonds	6.75	2040	—	70
Fairfield Caster Lease		2022	26	28
Other capital leases and all other obligations		2019	1	1
Third Amended and Restated Credit Agreement	Variable	2020	—	—
USSK Revolver	Variable	2020	—	—
USSK credit facilities	Variable	2017 - 2018	—	—
Total Debt			2,939	3,069
Less unamortized discount and debt issuance costs			40	38
Less short-term debt and long-term debt due within one year			3	50
Long-term debt			$2,896	$2,981
To the extent not otherwise discussed below, information concerning the senior notes and other listed obligations can be found in Note 16 of the audited financial statements in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Issuance of Senior Notes due 2025
In August 2017, U. S. Steel issued $750 million of 6.875% Senior Notes due August 15, 2025 (2025 Senior Notes). U. S. Steel received net proceeds from the offering of approximately $737 million after fees of approximately $13 million related to the underwriting and third party expenses. The net proceeds from the issuance of the 2025 Senior Notes, together with cash on hand, were used to redeem portions of our outstanding senior notes as discussed below.

The 2025 Senior Notes are senior and unsecured obligations that rank equally in right of payment with all of our other existing and future senior indebtedness. U. S. Steel will pay interest on the notes semi-annually in arrears on February 15th and August 15th of each year, commencing on February 15, 2018.

Similar to our other senior notes, the indenture governing the 2025 Senior Notes restricts our ability to create certain liens, to enter into sale leaseback transactions and to consolidate, merge, transfer or sell all, or substantially all of our assets. It also contains provisions requiring the purchase of the 2025 Senior Notes upon a change of control under certain specified circumstances, as well as other customary provisions.

U. S. Steel may redeem the 2025 Senior Notes, in whole or in part, at our option at any time, or from time to time, on or after August 15, 2020 at the redemption price for such notes set forth below as a percentage of the principal amount, plus accrued and unpaid interest, if any, to, but excluding the redemption date, if redeemed during the twelve-month period beginning August 15 of the years indicated below:

Year	Redemption Price
2020	103.438%
2021	101.719%
2022 and thereafter	100.000%

At any time prior to August 15, 2020, U. S. Steel may also redeem the 2025 Senior Notes, at our option, in whole, or from time to time, at a price equal to the greater of 100 percent of the principal amount of the 2025 Senior Notes to be redeemed, or the sum of the present value of the redemption price of the 2025 Senior Notes if they were redeemed on August 15, 2020 plus interest payments due through August 15, 2020 discounted to the date of redemption, plus 50 basis points.

Under certain specified circumstances we may also purchase up to 35% of the original aggregate principal amount of the 2025 Senior Notes at 106.875%, plus accrued and unpaid interest, if any, to, but excluding the applicable date of redemption, prior to August 15, 2020 with proceeds from equity offerings.

Senior Note Redemption
In September 2017, U. S. Steel redeemed all of its $161 million 7.00% Senior Notes due 2018, $200 million 6.875% Senior Notes due 2021, and $400 million 7.50% Senior Notes due 2022 in accordance with the redemption provisions under the indentures governing these notes. The aggregate redemption cost of approximately $808 million included $761 million for the present value of the remaining principal balances, $21 million in accrued and unpaid interest and $26 million in redemption premiums, of which approximately $4 million was a make-whole premium.
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
Third Amended and Restated Credit Agreement
As of September 30, 2017, there were no amounts drawn on the $1.5 billion credit facility agreement (Third Amended and Restated Credit Agreement). U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Third Amended and Restated Credit Agreement is less than the greater of 10 percent of the total aggregate commitments and $150 million. Based on the most recent four quarters as of September 30, 2017, we would have met this covenant. If we are unable to meet this covenant in future periods, the amount available to the Company under this facility would be reduced by $150 million.

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

The Third Amended and Restated Credit Agreement permits incurrence of additional secured debt up to 15% of Consolidated Net Tangible Assets.

U. S. Steel Košice (USSK) revolver and credit facilities
At September 30, 2017, USSK had no borrowings under its €200 million (approximately $236 million) unsecured revolving credit facility (the USSK Credit Agreement). The USSK Credit Agreement contains certain USSK financial covenants, including maximum Leverage, maximum Net Debt to Tangible Net Worth, and minimum Interest Coverage ratios as defined in the USSK Credit Agreement. The covenants are measured semi-annually for the period covering the last twelve calendar months. USSK may not draw on the USSK Credit Agreement if it does not comply with any of the financial covenants until the next measurement date. At September 30, 2017, USSK had full availability under the USSK Credit Agreement. Currently, the USSK Credit Agreement expires in July 2020. The USSK Credit Agreement permits one additional one-year extension to the final maturity date at the mutual consent of USSK and its lenders.
At September 30, 2017, USSK had no borrowings under its €40 million and €10 million unsecured credit facilities (collectively approximately $59 million) and the availability was approximately $58 million due to approximately $1 million of customs and other guarantees outstanding. On October 27, 2017, USSK entered into an amendment to its €10 million unsecured credit agreement to extend the agreement's final maturity date from December 2017 to December 2018. The amendment also permits one additional one-year extension to the final maturity date at the mutual consent of USSK and its lender.
Each of these facilities bear interest at the applicable inter-bank offer rate plus a margin and contain customary terms and conditions.
Change in control event under various financing agreements
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,512 million as of September 30, 2017 (including the senior notes and the senior secured notes) may be declared due and payable; (b) the Third Amended and Restated Credit Agreement and USSK's €200 million Revolving Credit Agreement may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield Works slab caster for $27 million or provide a letter of credit to secure the remaining obligation.
14.    Asset Retirement Obligations
U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine and landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs:

(In millions)	September 30, 2017	December 31, 2016
Balance at beginning of year	$79	$89
Additional obligations incurred	—	2
Obligations settled	(4)	(15)
Change in estimate of obligations	(6)	—
Foreign currency translation effects	1	—
Accretion expense	2	3
Balance at end of period	$72	$79
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

The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$3,059	$2,872	$3,139	$3,002
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

16.    Statement of Changes in Stockholders’ Equity

The following table reflects the first nine months of 2017 and 2016 reconciliations of the carrying amounts of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Nine Months Ended September 30, 2017 (In millions)	Total	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$2,275	$(250)	$(1,497)	$176	$(182)	$4,027	$1
Comprehensive income (loss):
Net earnings	228	228
Other comprehensive income, net of tax: (a)
Pension and other benefit adjustments	146		146
Currency translation adjustment	149		149
Employee stock plans	26				90	(64)
Dividends paid on common stock	(26)					(26)
Other	10	4	6
Balance at September 30, 2017	$2,808	$(18)	$(1,196)	$176	$(92)	$3,937	$1
(a) Amounts for 2017 do not reflect a tax benefit as a result of a full valuation allowance on our domestic deferred tax assets.

Nine Months Ended September 30, 2016 (In millions)	Total	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$2,437	$190	$(1,169)	$151	$(339)	$3,603	$1
Comprehensive income (loss):
Net loss	(335)	(335)
Other comprehensive income (loss), net of tax: (b)
Pension and other benefit adjustments	(134)		(134)
Currency translation adjustment	41		41
Employee stock plans	16				62	(46)
Common stock issued	582			25		557
Dividends paid on common stock	(22)					(22)
Other	17		17
Balance at September 30, 2016	$2,602	$(145)	$(1,245)	$176	$(277)	$4,092	$1
(b) Amounts for 2016 do not reflect a tax benefit as a result of a full valuation allowance on our domestic deferred tax assets.

17.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions) (a)	Pension and Other Benefit Items		Foreign Currency Items	Other	Total
Balance at December 31, 2016	$(1,771)		$274	$—	$(1,497)
Other comprehensive income before reclassifications	296		149	6	451
Amounts reclassified from AOCI	(141)	(b)	—	—	(141)
Sale of ownership interest in Tilden Mining Company L.C.	(9)		—	—	(9)
Net current-period other comprehensive income	146		149	6	301
Balance at September 30, 2017	$(1,625)		$423	$6	$(1,196)
(a)Amounts do not reflect a tax benefit as a result of a full valuation allowance on our domestic deferred tax assets.
(b)See table below for further details.

		Amount reclassified from AOCI
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions) (a)	Details about AOCI components	2017	2016	2017	2016
	Amortization of pension and other benefit items
	Prior service costs (b)	$8	$(8)	$22	$(27)
	Actuarial losses (b)	38	(34)	114	(99)
	Settlement, termination and curtailment (losses)(b)	1	(10)	5	(13)
	Total before tax	47	(52)	141	(139)
	Tax benefit	—	—	—	—
	Net of tax (c)	$47	$(52)	$141	$(139)
(a)Amounts in parentheses indicate decreases in AOCI.
(b)These AOCI components are included in the computation of net periodic benefit cost (see Note 6 for additional details).
(c)Amounts do not reflect a tax benefit as a result of a full valuation allowance on our domestic deferred tax assets.

18.    Transactions with Related Parties
Net sales to related parties and receivables from related parties primarily reflect sales of raw materials and steel products to equity investees and U. S. Steel Canada Inc. (USSC) after the Canada Companies' Creditor Arrangement Act (CCAA) filing on September 16, 2014, but before the sale to an affiliate of Bedrock Industries Group LLC (Bedrock). Generally, transactions are conducted under long-term market-based contractual arrangements. Related party sales and service transactions were $272 million and $316 million for the three months ended September 30, 2017 and 2016, respectively, and $941 million and $895 million for the nine months ended September 30, 2017 and 2016, respectively.
Purchases from related parties for outside processing services provided by equity investees and USSC after the CCAA filing on September 16, 2014, but before the sale to Bedrock amounted to $7 million and $25 million for the three months ended September 30, 2017 and 2016, respectively, and $62 million and $68 million for the nine months ended September 30, 2017 and 2016, respectively. Purchases of iron ore pellets from related parties amounted to $40 million and $43 million for the three months ended September 30, 2017 and 2016, respectively, and $120 million and $131 million for the nine months ended September 30, 2017 and 2016, respectively.
Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $77 million and $63 million at September 30, 2017 and December 31, 2016, respectively, for invoicing and receivables collection services provided by U. S. Steel. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties, including USSC after the CCAA filing on

September 16, 2014, but before the sale Bedrock totaled $2 million and $3 million at September 30, 2017 and December 31, 2016, respectively.
As a result of the completion of the restructuring and disposition of U. S. Steel Canada Inc. on June 30, 2017, subsequent transactions between the Company and U. S. Steel Canada Inc. are no longer considered related party transactions and are accounted for and recognized as third-party transactions. See Note 21 for further details.

19.    Restructuring and Other Charges

During the nine months ended September 30, 2017, the Company recorded a net restructuring charge of $30 million, which consists of charges of $35 million related to the permanent shutdown of the No. 6 Quench & Temper Mill at Lorain Tubular Operations and a favorable adjustment of $5 million primarily associated with a change in estimate for previously recorded costs for environmental obligations and Company-wide headcount reductions. Cash payments were made related to severance and exit costs of $24 million.
Restructuring charges recorded during the three and nine months ended September 30, 2016 were immaterial.
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
The activity in the accrued balances incurred in relation to restructuring and other cost reduction programs during the nine months ended September 30, 2017 were as follows:

	Employee Related	Exit	Non-cash
(in millions)	Costs	Costs	Charges	Total
Balance at December 31, 2016	$14	$60	$—	$74
Additional charges	1	—	35	36
Cash payments/utilization	(7)	(17)	(35)	(59)
Other adjustments and reclassifications	(4)	(2)	—	(6)
Balance at September 30, 2017	$4	$41	$—	$45
Accrued liabilities for restructuring and other cost reduction programs are included in the following balance sheet lines:

(in millions)	September 30, 2017	December 31, 2016
Accounts payable	$30	$50
Payroll and benefits payable	3	11
Employee benefits	1	1
Deferred credits and other noncurrent liabilities	11	12
Total	$45	$74

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
U. S. Steel accrues for estimated costs related to existing lawsuits, claims and proceedings when it is probable that it will incur these costs in the future, and the costs are reasonably estimable.

Asbestos matters – As of September 30, 2017, U. S. Steel was a defendant in approximately 830 active cases involving approximately 3,325 plaintiffs. The vast majority of these cases involve multiple defendants. At December 31, 2016, U. S. Steel was a defendant in approximately 845 active cases involving approximately 3,340 plaintiffs. As of September 30, 2017, about 2,500, or approximately 75 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, we believe that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.
The following table shows the number of asbestos claims in the current period and the prior three years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2014	3,320	190	325	3,455
December 31, 2015	3,455	415	275	3,315
December 31, 2016	3,315	225	250	3,340
September 30, 2017	3,340	200	185	3,325
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

(In millions)	Nine Months Ended September 30, 2017
Beginning of period	$179
Accruals for environmental remediation deemed probable and reasonably estimable	6
Obligations settled	(5)
End of period	$180
Accrued liabilities for remediation activities are included in the following Consolidated Balance Sheet lines:

(In millions)	September 30, 2017	December 31, 2016
Accounts payable	$20	$19
Deferred credits and other noncurrent liabilities	160	160
Total	$180	$179

Expenses related to remediation are recorded in cost of sales and were immaterial for both the three and nine month periods ended September 30, 2017 and 2016. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 15 to 30 percent.
Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

(1)
Projects with Ongoing Study and Scope Development - Projects which are still in the development phase. For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are six environmental remediation projects where additional costs for completion are not currently estimable, but could be material. These projects are at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI), the Fairless Plant, Cherryvale Zinc, and the former steelmaking plant at Joliet, Illinois. As of September 30, 2017, accrued liabilities for these projects totaled $1 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $30 million to $50 million.

(2)
Significant Projects with Defined Scope - Projects with significant accrued liabilities with a defined scope. As of September 30, 2017, there are three significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $136 million. These projects are Gary RCRA (accrued liability of $26 million), the former Geneva facility (accrued liability of $63 million), and the former Duluth facility St. Louis River Estuary (accrued liability of $47 million).

(3)
Other Projects with a Defined Scope - Projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are two other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at September 30, 2017 was $4 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects have an accrued liability of less than $1 million each. The total accrued liability for these projects at September 30, 2017 was $7 million. We do not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $23 million at September 30, 2017 and were based on known scopes of work.
Administrative and Legal Costs – As of September 30, 2017, U. S. Steel had an accrued liability of $6 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 2017 and 2016, such capital expenditures totaled $39 million and $24 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
Under the Emission Trading Scheme (ETS), USSK's final allocation of free allowances for the Phase III period, which covers the years 2013 through 2020 is 48 million allowances. Based on projected future production levels, we started to purchase allowances in the third quarter of 2017 to meet the annual compliance submission in the future. As of September 30, 2017, we have purchased 1 million European Union Allowances (EUA) totaling €7 million (approximately $8 million). We estimate a shortfall of approximately 16 million allowances for the

Phase III period. However, due to a number of variables such as the future market value of allowances, future production levels and future emission intensity levels, we cannot reliably estimate the full cost of complying with the ETS regulations at this time.
The EU’s Industry Emission Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Our most recent broad estimate of future capital expenditures for projects to comply with or go beyond BAT requirements is €138 million (approximately $163 million) over the 2017 to 2020 period. There are ongoing efforts to seek EU grants to fund a portion of these capital expenditures. The actual amount spent will depend largely upon the amount of EU incentive grants received. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Environmental Matters, Litigation and Contingencies, Slovak Operations.
Due to other EU legislation requirements - BAT for Large Combustion Plants (LCP), we are required to make changes to the boilers at our steam and power generation plant in order to comply with stricter air emission limits for large combustion plants. The new requirements for LCP resulted in the construction of a new boiler and certain upgrades to our existing boilers. In January 2014, the operation of USSK's boilers was approved by the European Commission (EC) as part of Slovakia's Transitional National Plan (TNP) for bringing all boilers in Slovakia into compliance by no later than 2020. The TNP establishes emission ceilings for each category of emissions (total suspended particulate, sulfur dioxide (SO2) and nitrogen oxide (NOx)) for both stacks within the power plant. The allowable amount of discharged emissions will decrease each year until mid 2020. An emission ceiling will be a limiting factor for future operation of the boilers. The boiler projects have been approved by our Board of Directors and we are now in the execution phase. These projects will result in a reduction in electricity, carbon dioxide (CO2) emissions and operating, maintenance and waste disposal costs once completed. The construction of the new boiler is complete with a total final installed cost of €76 million (approximately $90 million). Reconstruction of the existing boiler, with a projected cost of €52 million (approximately $61 million), is in progress. The total remaining to be spent on the existing boiler project is projected to be €10 million (approximately $12 million). Broad legislative changes were enacted by the Slovak Republic to extend the scope of support for renewable sources of energy, that are intended to allow USSK to participate in Slovakia's renewable energy incentive program once the boiler projects are completed.
Guarantees – The maximum guarantees of the indebtedness and other obligations of unconsolidated entities of U. S. Steel totaled $4 million at September 30, 2017.
EPA Region V Federal Lawsuit – This is a Clean Air Act (CAA) enforcement action brought in Federal Court in the Northern District of Indiana in 2012. The U.S. Government, joined by the States of Illinois, Indiana, and Michigan initiated the action alleging the Company violated the CAA and failed to have in place appropriate pollution control equipment at Gary Works, Granite City Works, and Great Lakes Works. A Consent Decree with a proposed settlement agreement was filed with the Court on November 22, 2016. As part of the settlement agreement, U. S. Steel agreed to perform seven supplemental environmental projects totaling approximately $3 million and to pay a civil penalty of approximately $2 million. The enforcement action concluded on March 30, 2017 when the Court signed and entered the Consent Decree. In April 2017, U. S. Steel satisfied payment of the approximately $2 million civil penalty and is currently in various phases of implementing the supplemental environmental projects.
CCAA - On September 16, 2014, U. S. Steel Canada Inc. (USSC) commenced court-supervised restructuring proceedings under Canada's Companies' Creditors Arrangement Act (CCAA) before the Ontario Superior Court of Justice (the Court). As part of the CCAA proceedings, U. S. Steel submitted both secured and unsecured claims of approximately C$2.2 billion which were verified by the court-appointed Monitor. U. S. Steel's claims were challenged by a number of interested parties, and on February 29, 2016, the Court denied those challenges and verified U. S. Steel's secured claims in the amount of approximately $119 million and unsecured claims of approximately C$1.8 billion and $120 million. The interested parties had appealed the determinations of the Court, but the appeals have been discontinued as a result of the sale of USSC to Bedrock on June 30, 2017 for approximately $127 million.
Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $10 million at September 30, 2017). No liability has been recorded for these guarantees as the potential loss is not probable.

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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $157 million as of September 30, 2017, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by our Third Amended and Restated Credit Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $42 million and $40 million at September 30, 2017 and December 31, 2016, respectively.
Capital Commitments – At September 30, 2017, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $143 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2017	2018	2019	2020	2021	Later Years	Total
$147	$734	$402	$316	$309	$1,067	$2,975
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, and certain energy and utility services with terms ranging from two to 15 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of September 30, 2017, if U. S Steel were to terminate the agreement, it may be obligated to pay in excess of $193 million.
Total payments relating to unconditional purchase obligations were $132 million and $117 million for the three months ended September 30, 2017 and 2016, respectively and $425 million and $372 million for the nine months ended September 30, 2017 and 2016, respectively.
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
22.    Sale of Ownership Interest in Equity Investee

On September 29, 2017, a subsidiary of U. S. Steel completed the sale of its 15% ownership interest in Tilden Mining Company L.C. for $105 million.  As a result of the transaction, U. S. Steel recognized a gain of approximately $26 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales by segment for the three and nine months ended September 30, 2017 and 2016 are set forth in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, excluding intersegment sales)	2017	2016	% Change	2017	2016	% Change
Flat-Rolled Products (Flat-Rolled)	$2,249	$1,986	13%	$6,265	$5,643	11%
U. S. Steel Europe (USSE)	710	575	23%	2,123	1,616	31%
Tubular Products (Tubular)	276	114	142%	682	303	125%
Total sales from reportable segments	3,235	2,675	21%	9,070	7,562	20%
Other Businesses	13	11	18%	47	49	(4)%
Net sales	$3,248	$2,686	21%	$9,117	$7,611	20%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended September 30, 2017 versus the three months ended September 30, 2016 is set forth in the following table:
Three Months Ended September 30, 2017 versus Three Months Ended September 30, 2016

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke, Pellets & Other (c)	Net Change
Flat-Rolled	(3)%	1%	2%	—%	13%	13%
USSE	(3)%	18%	3%	5%	—%	23%
Tubular	73%	7%	58%	—%	4%	142%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
(c) Includes sales of scrap inventory
Net sales were $3,248 million in the three months ended September 30, 2017, compared with $2,686 million in the same period last year. The increase in sales for the Flat-Rolled segment primarily reflected a favorable impact from increased third-party pellet sales, a higher value added product mix, and higher average realized prices (increase of $10 per net ton) as a result of improved market conditions. The increase in sales for the USSE segment was primarily due to higher average realized euro-based prices (increase of €93 per net ton) as a result of lower imports, partially offset by decreased shipments (decrease of 38 thousand net tons). The increase in sales for the Tubular segment primarily reflected increased shipments (increase of 82 thousand net tons), a favorable impact on product mix as a result of increased shipments of seamless tubular products, and higher average realized prices (increase of $384 per net ton) as a result of improved market conditions.
Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the nine months ended September 30, 2017 versus the nine months ended September 30, 2016 is set forth in the following table:
Nine Months Ended September 30, 2017 versus Nine Months Ended September 30, 2016

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke, Pellets & Other (c)	Net Change
Flat-Rolled	(5)%	22%	(11)%	—%	5%	11%
USSE	3%	29%	(1)%	—%	—%	31%
Tubular	96%	6%	16%	—%	7%	125%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
(c) Includes sales of scrap inventory

Net sales were $9,117 million in the nine months ended September 30, 2017, compared with $7,611 million in the same period last year. The increase in sales for the Flat-Rolled segment primarily reflected higher average realized prices (increase of $72 per net ton) and increased third-party pellet sales, partially offset by a decrease in shipments (decrease of 280 thousand net tons) as a result of a planned outage at our Great Lakes Works facility and an unfavorable impact on product mix as a result of increased sales of hot-rolled products. The increase in sales for the USSE segment was primarily due to higher average realized euro-based prices (increase of €121 per net ton) and an increase in shipments (increase of 98 thousand net tons), both as a result of improved market conditions. The increase in sales for the Tubular segment primarily reflected increased shipments (increase of 247 thousand net tons), a higher value product mix, and higher average realized prices (increase of $174 per net ton) as a result of improved market conditions.

Pension and other benefits costs
Pension and other benefit costs are reflected in our cost of sales and selling, general and administrative expense line items in the Consolidated Statements of Operations.

Defined benefit and multi-employer pension plan costs totaled $27 million and $82 million in the three and nine months ended September 30, 2017, respectively, compared to $33 million and $84 million in the comparable periods in 2016.
Costs related to defined contribution plans totaled $11 million and $32 million in the three and nine months ended September 30, 2017, respectively, compared to $10 million and $32 million in the comparable periods in 2016.
Other benefit expense (income), totaled $20 million and $(1) million in the three months ended September 30, 2017 and September 30, 2016, respectively, and $59 million and $(3) million in the nine months ended September 30, 2017 and 2016, respectively. The $21 million and $62 million increases in expense in the 2017 periods are primarily due to a lower return on asset assumption as a result of actions taken in 2016 to de-risk the other postemployment benefit (OPEB) plans.
Net periodic pension cost, including multi-employer plans, is expected to total approximately $105 million in 2017. Total other benefits costs in 2017 are expected to total approximately $78 million. The pension cost projection includes approximately $57 million of contributions to the Steelworkers Pension Trust.
Non-retirement post-employment benefits
U. S. Steel incurred a favorable adjustment associated with a change in estimate that resulted in a benefit of approximately $2 million and $3 million for the three and nine months ended September 30, 2017, respectively, compared to costs of approximately $9 million and $7 million for the three and nine months ended September 30, 2016, respectively, related to employee costs for supplemental unemployment benefits and the continuation of health care benefits and life insurance coverage for employees associated with the temporary idling of certain facilities and reduced production at others. Payments for these benefits during the three and nine months ended September 30, 2017 were $3 million and $16 million, respectively. Payments for these benefits during the three and nine months ended September 30, 2016 were $19 million and $58 million, respectively.
Selling, general and administrative expenses
Selling, general and administrative expenses were $89 million and $265 million in the three and nine months ended September 30, 2017, respectively, compared to $73 million and $206 million in the three and nine months ended September 30, 2016, respectively. The increase is primarily related to increased other benefit costs as described above.
Operating configuration adjustments
Over the past three years, the Company has adjusted its operating configuration in response to challenging market conditions as a result of global overcapacity and unfair trade practices by temporarily idling production at certain of its facilities.
As of September 30, 2017, the following facilities are temporarily idled:
Temporarily Idled:
Tubular Processing (idled in April 2015)
Granite City Works - Steelmaking Operations (idled in December 2015)

The carrying value of the long-lived assets associated with the temporarily idled facilities listed above total approximately $164 million.

Other Strategic Decisions

In March of 2017, U. S. Steel made the strategic decision to permanently shutdown and relocate the Lorain #6 Quench & Temper Mill as a result of the challenging market conditions for tubular products.

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

Better operating performance in our Flat-Rolled segment, coupled with relatively stable market conditions during 2017, have resulted in improved segment results in recent quarters. As we continue with the implementation of our asset revitalization plan, as noted below, and as our investments in our facilities continue to increase, we expect the sustainable improvements in safety, quality, delivery and costs we are targeting to position us to succeed over the long term, and support future growth initiatives.

Asset Revitalization
As part of a long-term strategic initiative of the Company, the Board of Directors has approved a multi-year asset revitalization program focused on our Flat-Rolled segment. The program is structured over three to four years, and involves an aggregate capital investment of approximately $1.2 billion. Management evaluated our performance in the key industries we serve, and developed projects across multiple Flat-Rolled segment assets with a continuous focus on improving safety, quality, delivery and costs. The Company views this program as essential to improving predictability and our ability to compete effectively in the industry. As we revitalize our assets, we expect to increase profitability, productivity, operational consistency, and reduce volatility.
The asset revitalization program includes projects to address short-term operational and maintenance enhancements as well as larger initiatives. The projects vary in scope and cost. The investments specifically address issues that are critical to delivering quality products to our customers in a timely manner.
The identified projects and schedule may change to address our customers’ needs, current and future economic operating conditions, and risks identified in the production cycle. Through the multi-year asset revitalization program, we expect to make total capital investments of $1.2 billion, which consist of capital investments in our iron making facilities, steel making facilities, hot rolling facilities, and finishing facilities. The Company plans to fund the program through cash generated from operations and cash on hand.
Our total capital expenditures for 2017 are expected to be approximately $575 million, which includes approximately $200-250 million for the Company’s asset revitalization program.
Restructuring and Other Charges
During the nine months ended September 30, 2017, the Company recorded a net restructuring charge of $30 million, which consists of charges of $35 million related to the permanent shutdown of the No. 6 Quench & Temper Mill at Lorain Tubular Operations and a favorable adjustment of $5 million primarily associated with a change in estimate for previously recorded costs for environmental obligations and Company-wide headcount reductions. Cash payments were made related to severance and exit costs of $24 million.
Restructuring charges recorded during the three and nine months ended September 30, 2016 were immaterial.
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
Management believes its restructuring actions with regards to the Company’s operations since 2014 will potentially impact the Company’s annual cash flows by approximately $300 million over the course of subsequent annual periods as a result of decreased employee, maintenance and other facility costs, as well as eliminating the need for capital investment at the facilities. These actions will result in other non-cash savings of approximately $90 million, primarily related to reduced depreciation expense in future periods. Management does not believe there will be any significant impact related to the Company’s revenues as a result of these actions. The Company has realized actual cash savings of approximately $300 million related to restructuring efforts through September 30, 2017.

Earnings (loss) before interest and income taxes by segment for the three and nine months ended September 30, 2017 and 2016 is set forth in the following table:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2017	2016		2017	2016
Flat-Rolled	$160	$114	40%	$288	$(68)	524%
USSE	73	81	(10)%	215	122	76%
Tubular	(7)	(75)	91%	(93)	(217)	57%
Total earnings (loss) from reportable segments	226	120	88%	410	(163)	352%
Other Businesses	12	18	(33)%	34	42	(19)%
Segment earnings (loss) before interest and income taxes	238	138	72%	444	(121)	467%
Items not allocated to segments:
Postretirement benefit (expense) income	(14)	8	(275)%	(42)	36	(217)%
Other items not allocated to segments:
Gain associated with retained interest in U. S. Steel Canada Inc.	—	—	—%	72	—	100%
Gain on equity investee transactions	21	—	100%	21	—	100%
Loss on shutdown of certain tubular assets	—	—	—%	(35)	—	(100)%
Impairment of intangible assets	—	(14)	100%	—	(14)	100%
Restructuring and other charges and related adjustments	—	—	—%	—	(2)	100%
Total earnings (loss) before interest and income taxes	$245	$132	86%	$460	$(101)	555%

Segment results for Flat-Rolled

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016
Earnings (loss) before interest and income taxes ($ millions)	$160	$114	40%	$288	$(68)	524%
Gross margin	13%	13%	—%	11%	5%	6%
Raw steel production (mnt)	2,821	2,734	3%	8,247	8,248	—%
Capability utilization	66%	64%	2%	65%	65%	—%
Steel shipments (mnt)	2,544	2,535	—%	7,445	7,725	(4)%
Average realized steel price per ton	$728	$718	1%	$730	$658	11%
The increase in Flat-Rolled results for the three months ended September 30, 2017 compared to the same period in 2016 primarily resulted from a favorable impact related to our change in accounting method for property, plant and equipment (approximately $85 million), higher average realized prices (approximately $70 million) as a result of improved market conditions and higher results from our mining operations (approximately $50 million), including benefits from the restart of our Keetac facility to support third-party pellet sales. These changes were partially offset by higher raw materials costs (approximately $100 million), increased maintenance costs and asset revitalization spending (approximately $35 million) and higher energy costs (approximately $20 million).

The increase in Flat-Rolled results for the nine months ended September 30, 2017 compared to the same period in 2016 resulted from higher average realized prices (approximately $625 million) as a result of improved market conditions, a favorable impact related to our change in accounting method for property, plant and equipment (approximately $185 million), higher results from our mining operations (approximately $35 million) including benefits from the restart of our Keetac facility to support third-party pellet sales, and decreased costs for profit-based payments (approximately $25 million). These changes were partially offset by increased maintenance costs and asset revitalization spending (approximately $325 million), higher raw materials costs, primarily scrap and coal (approximately $115 million), higher energy costs (approximately $50 million) and decreased shipment volumes as a result of a planned outage at our Great Lakes Works facility (approximately $30 million).
Gross margin for the nine months ended September 30, 2017 as compared to the same period in 2016 increased primarily as a result of higher average realized prices due to improved contract and spot market prices, in addition to the favorable impact on cost of goods sold related to our change in accounting method for property, plant and equipment.
Segment results for USSE

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016
Earnings before interest and income taxes ($ millions)	$73	$81	(10)%	$215	$122	76%
Gross margin	15%	20%	(5)%	14%	14%	—%
Raw steel production (mnt)	1,235	1,279	(3)%	3,778	3,689	2%
Capability utilization	98%	102%	(4)%	101%	98%	3%
Steel shipments (mnt)	1,067	1,105	(3)%	3,333	3,235	3%
Average realized steel price per ton ($)	$639	$503	27%	$617	$483	28%
Average realized steel price per ton (€)	€544	€451	21%	€554	€433	28%
The decrease in USSE results for the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to higher raw materials costs, primarily for coal and iron ore (approximately $120 million), partially offset by higher average realized euro-based prices (approximately $105 million) and the strengthening of the euro versus the U.S. dollar (approximately $10 million).
The increase in USSE results for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to higher average realized euro-based prices (approximately $470 million) and increased shipment volumes (approximately $10 million), partially offset by higher raw materials costs, primarily coal and iron ore (approximately $390 million).
Gross margin for the three months ended September 30, 2017 as compared to the same period in 2016 decreased primarily as a result of higher raw materials costs, partially offset by higher average realized euro-based prices.
Segment results for Tubular

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016
Loss before interest and income taxes ($ millions)	$(7)	$(75)	91%	$(93)	$(217)	57%
Gross margin	4%	(43)%	47%	(5)%	(45)%	40%
Steel shipments (mnt)	185	103	80%	509	262	94%
Average realized steel price per ton	$1,433	$1,049	37%	$1,268	$1,094	16%
The increase in Tubular results for the three months ended September 30, 2017 as compared to the same period in 2016 was primarily due to increased average realized prices and shipment volumes as a result of improving market conditions (approximately $60 million) and decreased labor and other operating costs (approximately $25 million), partially offset by higher substrate costs ($20 million).

The increase in Tubular results for the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily due to decreased labor and other operating costs (approximately $115 million), increased average realized prices and shipment volumes as a result of improving market conditions (approximately $45 million), partially offset by higher substrate costs (approximately $40 million).
Gross margins for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 increased primarily due to increased average realized prices and shipment volumes and operating efficiencies.
Results for Other Businesses
Other Businesses had earnings of $12 million and $34 million in the three and nine months ended September 30, 2017, compared to earnings of $18 million and $42 million in the three and nine months ended September 30, 2016.
Items not allocated to segments
The increase in postretirement benefit expense in the three and nine months ended September 30, 2017 as compared to the same period in 2016 resulted from lower return on asset assumptions as a result of actions taken in 2016 to de-risk the OPEB plan.

We recognized a $72 million gain associated with our retained interest in U. S. Steel Canada Inc. (USSC) as a result of the restructuring and disposition of USSC on June 30, 2017.

We recognized a $21 million gain on equity investee transactions primarily due to the sale of our 15% ownership interest in Tilden Mining Company, L.C.

We recorded a $35 million loss on the shutdown of certain tubular assets in the nine months ended September 30, 2017 as a result of the permanent shutdown, and relocation, of the No. 6 Quench & Temper Mill at Lorain Tubular Operations.

We recorded an impairment charge of $14 million in the nine months ended September 30, 2016 on our indefinite lived intangible assets related to certain of our patents in our Tubular segment as a result of an annual quantitative evaluation that was performed during the third quarter of 2016.
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
Net interest and other financial costs

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2017	2016		2017	2016
Interest expense	$60	$58	3%	$173	$173	—%
Interest income	(5)	(2)	150%	(13)	(5)	160%
Loss on debt extinguishment	31	—	100%	32	22	45%
Other financial costs (income)	12	6	100%	37	18	106%
Total net interest and other financial costs	$98	$62	58%	$229	$208	10%
During the three and nine months ended September 30, 2017, U. S. Steel issued $750 million of 6.875% Senior Notes due August 15, 2025 (2025 Senior Notes) and redeemed all of its $161 million 7.00% Senior Notes due 2018, $200 million 6.875% Senior Notes dues 2021, and $400 million 7.50% Senior Notes due 2022 for an aggregate redemption cost of approximately $808 million, which included $761 million for the remaining principal balances, $21 million in accrued and unpaid interest and $26 million in redemption premiums which have been reflected within the loss on debt extinguishment line in the table above, of which approximately $4 million was a make-whole premium. For further information see Note 13 to the Consolidated Financial Statements.

During the nine months ended September 30, 2016, U. S. Steel issued $980 million of 8.375% Senior Secured Notes due July 1, 2021 (2021 Senior Notes) and repurchased several tranches of its outstanding senior notes through various tender offers, redemptions and open market purchases, including the redemption of our remaining 6.05% Senior Notes due 2017 for an aggregate principal amount of approximately $444 million plus a total make-whole premium of approximately $22 million, which has been reflected within the loss on debt extinguishment line in the table above.
The increase in net interest and other financial costs in the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 is primarily due to a loss on debt extinguishment as described above and decreased foreign currency gains.
The income tax (benefit) provision was less than $1 million and $3 million in the three and nine months ended September 30, 2017 compared to $19 million and $26 million in the three and nine months ended September 30, 2016. Included in the tax provision in the first nine months of 2017 is a benefit of $13 million related to the carryback of certain losses to prior years, as well as a benefit of $25 million related to the Company’s intent to claim a refund of Alternative Minimum Tax credits pursuant to a provision in the Protecting Americans from Tax Hikes Act. Due to the full valuation allowance on our domestic deferred tax assets, the tax provision does not reflect any tax benefit for domestic pretax losses.
For further information on income taxes see Note 9 to the Consolidated Financial Statements.
Net earnings attributable to United States Steel Corporation were $147 million and $228 million in the three and nine months ended September 30, 2017, compared to net earnings (loss) of $51 million and $(335) million in the three and nine months ended September 30, 2016. The changes primarily reflect the factors discussed above.
BALANCE SHEET
Accounts receivable increased by $279 million from year-end 2016 primarily due to higher average realized prices, as well as increased shipment volumes in our Flat-Rolled and Tubular segments in the third quarter of 2017 compared to the fourth quarter of 2016.
Inventories increased by $164 million from year-end 2016 primarily as a result of increased operating levels and higher raw materials prices in our USSE and Flat-Rolled segments.
Accounts payable and other accrued liabilities increased by $429 million from year-end 2016 primarily as a result of increased operating levels and higher raw materials prices in our USSE and Flat-Rolled segments.
Payroll and benefits payable decreased by $67 million from year-end 2016 primarily due to incentive payments related to 2016 financial performance that we paid in March 2017.
Short-term debt and current maturities of long-term debt decreased by $47 million from year-end 2016 primarily due to the repayment of environmental bonds.
Employee benefits decreased by $97 million from year-end 2016 primarily as a result of impacts from the natural maturation of our pension plans.
Long-term debt decreased by $85 million from year-end 2016 primarily due to the repayment of the Recovery Zone Bonds, for which an "Extraordinary Mandatory Redemption" was triggered under the applicable indenture as a result of the permanent shutdown of and decision to relocate the No. 6 Quench & Temper Mill at Lorain Tubular Operations during the first quarter of 2017. We have decided to relocate the Lorain No. 6 Quench & Temper equipment to one of several other sites under consideration to optimize our operations.
CASH FLOW
Net cash provided by operating activities was $541 million for the nine months ended September 30, 2017 compared to $580 million in the same period last year. The decrease is primarily due to changes in working capital period over period partially offset by improved financial results and the payment received in satisfaction of our secured claims from U. S. Steel Canada Inc.
Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.

Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the three months and twelve months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Twelve Months Ended September 30,
	2017	2016	2017	2016
Accounts Receivable Turnover	2.2	2.2	8.6	8.0
Inventory Turnover	1.6	1.4	6.1	4.7
The increase in the inventory turnover approximates 10 days for the three months ended September 30, 2017 as compared to September 30, 2016 and is primarily due to an increase in cost of goods sold mainly attributable to higher raw materials costs across all of our segments.
The increase in the accounts receivable turnover approximates 3 days for the twelve months ended September 30, 2017 as compared to September 30, 2016 and is primarily due to increased sales as a result of increased shipments in our Tubular and USSE segments as well as higher average realized prices across all of our segments in the twelve months ended September 30, 2017 as compared to September 30, 2016. The increase in the inventory turnover approximates 17 days for the twelve months ended September 30, 2017 as compared to September 30, 2016 and is primarily due to an increase in cost of goods sold mainly attributable to higher raw materials costs across all of our segments as well as decreased inventory levels in our Flat-Rolled and Tubular segments resulting from better inventory management.
The last-in, first-out (LIFO) inventory method is the predominant method of inventory costing in the United States. At September 30, 2017 and September 30, 2016, the LIFO method accounted for 74 percent and 77 percent of total inventory values, respectively. In the U.S., management monitors inventory realizability by comparing the LIFO cost of inventory with the replacement cost of inventory. To the extent the replacement cost (i.e., market value) of inventory is lower than the LIFO cost of inventory, management will write the inventory down. As of September 30, 2017 and December 31, 2016 the replacement cost of the inventory was higher by approximately $757 million and $489 million, respectively. Additionally, based on the Company’s latest internal forecasts and its inventory requirements, management does not believe there will be significant permanent LIFO liquidations that would impact earnings for the remainder of 2017.
Capital expenditures for the nine months ended September 30, 2017, were $291 million, compared with $268 million in the same period in 2016. Flat-Rolled capital expenditures were $206 million and included spending for the Great Lakes Works Basic Oxygen Process truss off gas main replacement and blast furnace stove rebuild, Mon Valley Works blast furnace stove rebuild, Midwest Plant galvanneal furnace upgrade, and various other infrastructure, environmental and strategic projects. Tubular capital expenditures of $19 million primarily related to Lone Star pipe mill finishing and Lorain primary electric utility supply, as well as various other strategic capital projects. USSE capital expenditures of $62 million consisted of spending for a boiler house upgrade, pickle line upgrades and various other infrastructure and environmental projects.
Capital expenditures for 2017 are expected to total approximately $575 million and remain focused largely on strategic, infrastructure and environmental projects, as well as asset revitalization of our equipment to improve our operating reliability and efficiency, and product quality and cost by focusing on investments in our North American Flat-Rolled assets.
U. S. Steel’s contractual commitments to acquire property, plant and equipment at September 30, 2017, totaled $143 million.
During the three and nine months ended September 30, 2017, U. S. Steel received approximately $105 million for the sale of its 15% ownership interest in Tilden Mining Company L.C. on September 29, 2017.
During the nine months ended September 30, 2017, U. S. Steel received approximately $127 million in satisfaction of its secured and unsecured claims, including interest, as a result of the restructuring and disposition of USSC on June 30, 2017.
With reduced pricing for iron-ore, management is considering its options with respect to the Company's iron-ore position in the United States, and restarted its Keetac mining operations in February of 2017 as a result of reaching agreements to supply iron ore pellets to third-party customers. The Company is also exploring opportunities related to the availability of reasonably priced natural gas as an alternative to coke in the iron reduction process to improve our cost competitiveness, while reducing our dependence on coal and coke. After receiving the necessary authorizations from the Jefferson County Department of Health and the Alabama Department of Environmental Management for the Fairfield Electric Arc Furnace (EAF) project, construction began in the second quarter of 2015, but due to challenging market conditions resulting from depressed oil prices and reduced oil rig counts, the completion of the Fairfield EAF has been postponed.
Issuance of long-term debt, net of financing costs, totaled $737 million and $958 million in the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017 U. S. Steel issued $750 million of 6.875% Senior Notes due August 15, 2025. U. S. Steel received net proceeds from the offering of approximately $737 million after fees of approximately $13 million related to underwriting and third party expenses. During the nine months ended September 30, 2016, U. S. Steel issued $980 million of 8.375% Senior Secured Notes due July 1, 2021. U. S. Steel received net proceeds from the offering of approximately $958 million after fees of approximately $22 million related to underwriting and third party expenses. For further information see Note 13 to the Consolidated Financial Statements.
Repayment of long-term debt totaled $902 million and $1,019 million in the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017, U. S. Steel redeemed the entire aggregate principal amount of its $70 million of the Lorain County Port Authority Recovery Zone Facility Revenue Bonds. Additionally, U. S. Steel redeemed all of the aggregate principal amount of its $161 million 7.00% Senior Notes due 2018, $200 million 6.875% Senior Notes due 2021, and $400 million 7.50% Senior Notes due 2022 for a total aggregate redemption cost of approximately $785 million.
During the nine months ended September 30, 2016, U. S. Steel repurchased approximately $6 million of its 6.05% Senior Notes due 2017 through open market purchases and redeemed the remaining aggregate principal amount of approximately $444 million. Also, during the nine months ended September 30, 2016, U. S. Steel repurchased portions of our outstanding senior notes which included our 7.00% Senior Notes due 2018, 7.375% Senior Notes due 2020, and our 6.875% Senior Notes due 2021 for a total aggregate principal value of $575 million through a series of issuer tender offers and open market repurchases. For further information see Note 13 to the Consolidated Financial Statements.
During 2016, U. S. Steel paid $15 million for a settlement of contingent consideration, consisting of milestone payments and royalties, related to a 2013 acquisition of intangible assets.
Net proceeds from our public offering of 21,735,000 shares of common stock in August 2016 totaled $482 million in the nine months ended September 30, 2016. Third-party expenses related to the issuance were approximately $18 million.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes U. S. Steel’s liquidity as of September 30, 2017:

(Dollars in millions)
	Cash and cash equivalents	$1,694
	Amount available under $1.5 Billion Credit Facility	1,500
	Amount available under USSK credit facilities	294
	Total estimated liquidity	$3,488

As of September 30, 2017, $274 million of the total cash and cash equivalents was held by our foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.
U. S. Steel maintains a $1.5 billion asset-backed revolving credit facility. As of September 30, 2017, there were no amounts drawn on the $1.5 billion credit facility agreement (Third Amended and Restated Credit Agreement). U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Third Amended and Restated Credit Agreement is less than the greater of 10 percent of the total aggregate commitments and $150 million. Based on the most recent four quarters as of September 30, 2017, we have met this covenant. If we are unable to meet this covenant in future periods, the amount available to the Company under this facility would be reduced by $150 million.
At September 30, 2017, USSK had no borrowings under its €200 million (approximately $236 million) unsecured revolving credit facility (the USSK Credit Agreement). The USSK Credit Agreement contains certain USSK financial covenants as well as other customary terms and conditions. At September 30, 2017, USSK had full availability under the USSK Credit Agreement. The USSK Credit Agreement expires in July 2020. Currently, the USSK Credit Agreement permits one additional one-year extension to the final maturity date with the mutual consent of USSK and its lender.
At September 30, 2017, USSK had no borrowings under its €40 million and €10 million unsecured credit facilities (collectively approximately $59 million) and the aggregate availability was approximately $58 million due to approximately $1 million of customs and other guarantees outstanding. The €40 million facility expires in December 2018. On October 27, 2017, USSK entered into an amendment to its €10 million unsecured credit agreement to extend the agreement's final maturity date from December 2017 to December 2018. The amendment also permits one additional one-year extension to the final maturity date at the mutual consent of USSK and its lender.

In August of 2017, U. S. Steel issued $750 million of 6.875% Senior Notes due August 15, 2025 (2025 Senior Notes). U. S. Steel received net proceeds from the offering of approximately $737 million after fees of approximately $13 million related to the underwriting and third party expenses. The net proceeds from the issuance of the 2025 Senior Notes, together with cash on hand, were used to repurchase portions of our outstanding senior notes (see Note 13 to the Consolidated Financial Statements, “Debt” for further details). Interest on the notes is payable semi-annually in arrears on February 15th and August 15th of each year, commencing on February 15, 2018.

For the twelve months ended September 30, 2017, the Non-Guarantor Subsidiaries (as defined in the Indenture governing the 2021 Senior Secured Notes), which consist principally of our tubular subsidiaries and our foreign subsidiaries, including USSK, represented approximately 39% of our net sales, 16% of our operating income and 37% of our adjusted earnings (loss) before interest, income taxes, depreciation, depletion and amortization (EBITDA) on a consolidated basis. As of September 30, 2017, the Non-Guarantor Subsidiaries represented 40% of our total assets and had $1.4 billion of total liabilities on a consolidated basis, including trade payables but excluding intercompany liabilities, all of which would be structurally senior to the 2021 Senior Secured Notes.
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
We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $157 million of liquidity sources for financial assurance purposes as of September 30, 2017. Increases in certain of these commitments, which use collateral, are reflected in restricted cash on the Consolidated Statement of Cash Flows.
At September 30, 2017, in the event of a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,512 million as of September 30, 2017 (including the Senior Notes and Senior Secured Notes) may be declared due and payable; (b) the Third Amended and Restated Credit Agreement and USSK's €200 million revolving credit agreement may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield slab caster for $27 million or provide a cash collateralized letter of credit to secure the remaining obligation.
The maximum guarantees of the indebtedness and other obligations of unconsolidated entities of U. S. Steel totaled $4 million at September 30, 2017. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.
Our major cash requirements in 2017 are expected to be for capital expenditures, asset revitalization, employee benefits, and operating costs, including purchases of raw materials. We finished the third quarter of 2017 with $1,694 million of cash and cash equivalents and $3.5 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.
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

Midwest Plant Incident

On April 11, 2017, there was a process waste water release at our Midwest Plant in Portage, Indiana that impacted a water outfall that discharges to Burns Waterway near Lake Michigan. U. S. Steel identified the source of the process release and made the necessary repairs. We determined that all repairs were safely working as intended and, on April 14, 2017, we resumed operations in a controlled, phased and highly monitored approach with extensive input from participating government agencies. The Company has been presented with cost reimbursements, loss of use and penalty requests from the involved governmental agencies and intends to amicably resolve the matter.

Slovak Operations

A Memorandum of Understanding (MOU) was signed in March of 2013 between U. S. Steel and the government of Slovakia. The MOU outlines areas in which the government and U. S. Steel will work together to help create a more competitive environment and conditions for USSK. Incentives the government of Slovakia agreed to provide include potential participation in a renewable energy program that provides the opportunity to reduce electricity costs, as well as the potential for government grants and other support concerning investments in environmental control technology. Although there are many conditions and uncertainties regarding the grants, including matters controlled by the European Union (EU), the value of these incentives as stated in the MOU could be as much as €75 million (approximately $89 million). U. S. Steel also agreed to pay the government of Slovakia specified declining amounts should U. S. Steel sell USSK within five years of the date of the MOU. We expect the total amount of EU funds will be as much as €85 million (approximately $100 million). The final grant value will depend on public procurement results.

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

The EU’s Industry Emission Directive requires implementation of EU determined best available techniques (BAT) to reduce environmental impacts as well as compliance with BAT associated emission levels. This directive includes operational requirements for air emissions, wastewater discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Producers were required to be in compliance with the iron and steel BAT by March 8, 2016, unless specific exceptions or extensions were granted by the Slovak environmental authority. USSK updated existing operating permits for different facilities involved in producing iron and steel in the plant in accordance with the new BAT requirements. Through this process for some facilities, USSK has obtained extensions from the 2016 compliance deadline in order to meet or exceed the BAT requirements. Compliance with stricter emission limits going beyond BAT requirements makes us eligible for EU funding support and prepares us for any further tightening of environmental protection standards. Our most recent broad estimate of likely capital expenditures for projects to comply with or go beyond the BAT requirements is €138 million (approximately $163 million) over the 2017 to 2020 time period.

The EU has various programs under which funds are allocated to member states to implement broad public policies which are then awarded by the member states to public and private entities on a competitive basis. The funding intensity under these programs currently ranges from 55 percent of defined eligible costs on a project under the standard state scheme to 90 percent on an approved ad hoc scheme to improve the air quality in the Košice region of Slovakia. Based on our list of projects that comprise the approximate €138 million (approximately $163 million) of spending noted, we currently believe we will be eligible to receive up to €85 million (approximately $100 million) of incentive grants. This could potentially reduce our net cash expenditures to approximately €53 million (approximately $63 million). The actual amount of capital spending will be dependent upon, among other things, the actual amount of incentive grants received.

We also believe there will be increased operating costs associated with these projects, such as increased energy and maintenance costs. We are currently unable to reliably estimate what the increase in operating costs will be as many projects are still in the development stage.

On March 28, 2017, the Regional Court in Košice issued an ex parte judicial lien on USSK's real property to plaintiffs in an ongoing legal case. Following a decision of the Supreme Court, which reversed and remanded the lien petition to the Regional Court, the lien has been removed. The case is still ongoing. We do not expect this matter to have an impact on the eligibility of USSK to obtain EU funding support for BAT projects.

For further discussion of laws applicable in Slovakia and the EU and their impact on USSK, see Note 20 to the Consolidated Financial Statements, “Contingencies and Commitments - Environmental Matters, EU Environmental Requirements.”

New and Emerging Environmental Regulations
United States and European Greenhouse Gas Emissions Regulations
Future compliance with carbon dioxide (CO2) emission requirements may include substantial costs for emission allowances, restriction of production and higher prices for coking coal, natural gas and electricity generated by carbon based systems. Because we cannot predict what requirements ultimately will be imposed in the U.S. and Europe, it is difficult to estimate the likely impact on U. S. Steel, but it could be substantial. On March 28, 2017, President Trump signed Executive Order 13783 instructing the Environmental Protection Agency (EPA) to review the Clean Power Plan. In early October 2017, the EPA Administrator Scott Pruitt publicly stated that the EPA will propose a rule to repeal the Clean Power Plan. Any repeal and/or replacement of the Clean Power Plan is likely to be challenged by various proponents of the plan, such as environmental groups and certain states. Any impacts to our operations as a result of any future greenhouse gas regulations are not estimable at this time since the matter is unsettled. In any case, to the extent expenditures associated with any greenhouse gas regulation, as with all costs, are not ultimately reflected in the prices of U. S. Steel's products and services, operating results will be reduced. There were no material changes in U. S. Steel’s exposure to European Greenhouse Gas Emissions regulations since December 31, 2016.
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

In June 2010, the EPA significantly lowered the primary NAAQS for sulfur dioxide (SO2) from 140 parts per billion (ppb) on a 24-hour basis to an hourly standard of 75 ppb. Subsequently, the EPA designated the areas in which Great Lakes Works and Mon Valley Works facilities are located as nonattainment with the 2010 standard for the SO2 NAAQS. The non-attainment designation will require the facilities to implement operational and/or capital improvements to demonstrate attainment with the 2010 standard. In addition, the EPA is currently evaluating the attainment status for all other areas as required by a Consent Decree that the EPA entered with the Sierra Club and the Natural Resources Defense Counsel in March 2015 pursuant to a lawsuit filed by the non-governmental organizations. U. S. Steel is working with the relevant regulatory agencies in completing the evaluation process as required by the Consent Decree. While U. S. Steel has determined that it will face increased capital, operating and compliance costs, the operational and financial impact of the SO2 NAAQS is not estimated to be material at this time.

In October 2015, the EPA lowered the NAAQS for ozone from 75 ppb to 70 ppb. The EPA has designated certain areas in which we operate as nonattainment with the 2008 ozone standard. In addition, some areas in which we operate have been recommended as nonattainment with the 2015 ozone standard by the respective states. The EPA has yet to act on the recommendations. In June 2017, the EPA had published a notice extending the deadline to promulgate initial designations by one year, extending the deadline from October 1, 2017 to October 1, 2018. However, in August 2017, the EPA withdrew the notice; and therefore, the designation deadline remains October 1, 2017. However, the EPA has yet to make the designations. Because attainment designation and any implementation plans to bring the ozone nonattainment areas into attainment have yet to be proposed or developed, the operational and financial impact of the ozone NAAQS cannot be reasonably estimated at this time.

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
United States - CERCLA 108(b) Financial Assurance
In December 2016, the EPA published a proposed rule focused on developing financial assurance for managing hazardous substances in the hard rock, mining industry, in accordance with CERCLA Section 108(b). The EPA has a court-mandated deadline for publication of the final rule by December 1, 2017. The proposed rule requires subject facilities to calculate their level of financial responsibility based on a formula included in the rule, secure an instrument or otherwise self-assure for the calculated amount, demonstrate to the EPA the proof of the security, and maintain the security until the EPA releases facilities from the CERCLA 108(b) regulations. The draft form of the proposed rule has been commented upon by the public and the regulated community, and the EPA is currently evaluating the comments to determine if changes to the draft rule are needed. The final impact of the rule upon U. S. Steel taconite mines is unknown at this time, but could have a material adverse impact on the Company's liquidity.

Environmental Remediation
In the United States, U. S. Steel has been identified as a potentially responsible party (PRP) at seven sites under CERCLA as of September 30, 2017. Of these, there are 2 sites where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but where sufficient information is not presently available to confirm the existence of liability or to make a reasonable estimate with respect to any potential liabilities. There are also 19 additional sites where U. S. Steel may be liable for remediation costs in excess of $100,000 under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share, is frequently dependent upon the outcome of ongoing investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as remediation obligations arise, charges in excess of those previously accrued may be required.
For further discussion of relevant environmental matters, see "Part II. Other information - Item 1. Legal Proceedings - Environmental Proceedings."
The total accrual for environmental remediation liabilities at September 30, 2017 was $180 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in Note 14 to the Consolidated Financial Statements.
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

OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any new material off-balance sheet arrangements during the third quarter of 2017.

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
When property, plant, and equipment are disposed of by sale, retirement, or abandonment, the gross value of the property, plant and equipment and corresponding accumulated depreciation are removed from the Company’s financial accounting records. Due to the application of the unitary method of depreciation, any gain or loss resulting from an asset disposal by sale will now be immediately recognized as a gain or loss on the disposal of assets line in our consolidated statement of operations. Assets that are retired or abandoned will be reflected as an immediate charge to depreciation expense for any remaining book value in our consolidated statement of operations. Gains (losses) on disposals of assets for the three and nine months ended September 30, 2017 were immaterial.
For the three months ended September 30, 2017, the effect of the change was an increase in both income from continuing operations and net earnings of $95 million (which consists of a $97 million decrease in cost of sales due to the capitalization of maintenance and outage spending that would have been previously expensed, partially offset by increased depreciation expense of $2 million, as a result of the impact of unitary depreciation on the existing net book value of fixed assets and the capitalization of maintenance and outage spending) and an increase in diluted earnings per share of $0.54. For the nine months ended September 30, 2017, the effect of the change was an increase in both income from continuing operations and net earnings of $205 million (which consists of a $233 million decrease in cost of sales due to the capitalization of maintenance and outage spending that would have been previously expensed, partially offset by increased depreciation expense of $28 million, as a result of the impact of unitary depreciation on the existing net book value of fixed assets and the capitalization of maintenance and outage spending) and an increase in diluted earnings per share of $1.16. The tax effect of this change was immaterial to the consolidated financial statements.
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
Total capital expenditures are estimated to be approximately $575 million in 2017 and total depreciation, depletion and amortization is estimated to be approximately $525 million in 2017.
The impact of the change in accounting method is included in the Outlook for 2017 below.

OUTLOOK

We remain focused on our operations, revitalizing our assets, and developing our talent. We are seeing operating improvements in the assets in which we are investing. This increases our confidence that we will achieve the 2020 improvement targets we have disclosed. We believe the attention to our assets and employees, with continued focus on improving safety, quality, delivery, and cost, will result in improved operating reliability and enable us to remain a strong business partner for our customers.

If market conditions remain at their current levels, we expect 2017 net earnings of approximately $323 million, or $1.83 per share, 2017 adjusted net earnings of approximately $300 million, or $1.70 per share, and consolidated adjusted EBITDA of approximately $1.075 billion.

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

UNITED STATES STEEL CORPORATION
RECONCILIATION OF ANNUAL ADJUSTED EBITDA OUTLOOK

Year Ended
Dec. 31
(Dollars in millions)	2017
Reconciliation to Projected Annual Adjusted EBITDA Included in Outlook
Projected net earnings attributable to United States Steel Corporation included in Outlook	$323
Gain associated with retained interest in U. S. Steel Canada Inc.	(72)
Gain on equity investee transactions	(21)
Loss on shutdown of certain tubular assets	35
Loss on debt extinguishment and other related costs	35
Adjusted net earnings attributable to United States Steel Corporation included in Outlook	$300
Estimated income tax expense	10
Estimated net interest and other financial costs	250
Estimated depreciation, depletion and amortization	515
Projected annual adjusted EBITDA included in Outlook	$1,075

We present adjusted net earnings (loss), adjusted net earnings (loss) per diluted share, earnings (loss) before interest, income taxes, depreciation and amortization (EBITDA) and adjusted EBITDA, which are non-GAAP measures, as additional measurements to enhance the understanding of our operating performance. We believe that EBITDA, considered along with net earnings (loss), is a relevant indicator of trends relating to our operating performance and provides management and investors with additional information for comparison of our operating results to the operating results of other companies.

Adjusted net earnings (loss) and adjusted net earnings (loss) per diluted share are non-GAAP measures that exclude the effects of gains (losses) associated with our retained interest in U. S. Steel Canada Inc., gains (losses) on the sale of ownership interests in equity investees, restructuring charges, impairment charges and debt extinguishment and other related costs that are not part of the Company's core operations. Adjusted EBITDA is also a non-GAAP measure that excludes the effects of gains (losses) associated with our retained interest in U. S. Steel Canada Inc., gains (losses) on the sale of ownership interests in equity investees, restructuring charges and impairment charges. We present adjusted net earnings (loss), adjusted net earnings (loss) per diluted share and adjusted EBITDA to enhance the understanding of our ongoing operating performance and established trends affecting our core operations, by excluding the effects of gains (losses) associated with our retained interest in U. S. Steel Canada Inc., gains (losses) on the sale of ownership interests in equity investees, restructuring charges, impairment charges and debt extinguishment and other related costs that can obscure underlying trends. U. S. Steel's management considers adjusted net earnings (loss), adjusted net earnings (loss) per diluted share and adjusted EBITDA as alternative measures of operating performance and not alternative measures of the Company's liquidity. U. S. Steel’s management considers adjusted net earnings (loss), adjusted net earnings (loss) per diluted share and adjusted EBITDA useful to investors by facilitating a comparison of our operating performance to the operating performance of our competitors. Additionally, the presentation of adjusted net earnings (loss), adjusted net earnings (loss) per diluted share and adjusted EBITDA provides insight into management’s view and assessment of the Company’s ongoing operating performance, because management does not consider the adjusting items when evaluating the Company’s financial performance or in preparing the Company’s annual financial Outlook. Adjusted net earnings (loss), adjusted net earnings (loss) per diluted share and adjusted EBITDA should not be considered a substitute for net earnings (loss), earnings (loss) per diluted share or other financial measures as computed in accordance with U.S. GAAP and is not necessarily comparable to similarly titled measures used by other companies.
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

U. S. Steel is actively involved in several appeals before the Court of International Trade (CIT) concerning the orders imposed in 2016 on flat-rolled steel cases as well as several Oil Country Tubular Goods (OCTG) cases. In addition to the ongoing appeals before the CIT, U. S. Steel is litigating several cases at the U.S. Court of Appeals for the Federal Circuit.

U. S. Steel also continues to be actively engaged in relevant administrative reviews and five-year (sunset) reviews before the U.S. International Trade Commission (USITC) and the U. S. Department of Commerce (DOC). The DOC issued preliminary results in the second administrative review of the AD order on OCTG from Korea for the period of review of September 2015 through August 2016. In its preliminary results, the DOC calculated the dumping margins of 46.37% for Nexteel Co., Ltd., 6.66% for SeAH Steel Corporation and 19.58% for non-examined companies. On May 1, 2017, the DOC automatically initiated a five-year (sunset) review (“Sunset Review”) of the antidumping order on tin mill products from Japan. The USITC concurrently published its notice of institution of the Sunset Review which covers the same order. On May 11, 2017, U. S. Steel filed a notice to participate in the Sunset Review of the antidumping order on tin mill products from Japan. The DOC proceedings have ended with margins of up to 95.29%. The USITC has yet to release its schedule. If U. S. Steel is successful, the order will remain in effect for another five years.

In April 2016, U. S. Steel launched a case under Section 337 of the Tariff Act of 1930 against several Chinese producers and their distributors. All but seven of the producers did not respond and are considered to be in default. The complaint alleged three causes of action: 1) illegal conspiracy to fix prices and control output and export volumes; 2) the theft of trade secrets through industrial espionage; and 3) circumvention of duties by false labeling and transshipment. On May 26, 2016, the USITC instituted an investigation on all three causes of action. On February 15, 2017, U. S. Steel voluntarily withdrew the trade secrets claim preserving its right to resurrect the claim when additional information becomes available. The false designation of origin claim continues to be aggressively litigated. A scheduling order was entered and the target date to conclude the investigation has been set for May 2018, with hearings on the foreign designation of origin claim proceeding on October 16-20, 2017. All of the non-defaulting respondents filed Motions for Summary Determination in the false designation of origin claim seeking to dismiss the claim. On October 2, 2017, the Administrative Law Judge (ALJ) assigned to the case granted those motions. The Company has elected not to pursue an appeal leaving the price fixing claim as the remaining claim. That claim is pending before the USITC. The remedy sought by U. S. Steel in that claim is the barring of all Chinese carbon and alloy steel from the U. S. market.

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

On April 19, 2017, the DOC initiated an investigation under Section 232 of the Trade Expansion Act of 1962 to determine the effects of steel imports on U.S. national security. On May 24, 2017, U. S. Steel testified at the DOC public hearing and remains active in the investigation. Under the statute, the Administration has 270 days for completion of an investigation, and DOC officials have publicly stated it will be completed within that deadline.

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
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2017. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable laws and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION
SUPPLEMENTAL STATISTICS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
SEGMENT EARNINGS (LOSS) BEFORE INTEREST AND INCOME TAXES:
Flat-Rolled	$160	$114	$288	$(68)
U. S. Steel Europe	73	81	215	122
Tubular	(7)	(75)	(93)	(217)
Total reportable segments	226	120	410	(163)
Other Businesses	12	18	34	42
Items not allocated to segments:
Postretirement benefit (expense) income	(14)	8	(42)	36
Other items not allocated to segments:
Gain associated with retained interest in U. S. Steel Canada Inc.	—	—	72	—
Gain on equity investee transactions	21	—	21	—
Loss on shutdown of certain tubular assets	—	—	(35)	—
Impairment of intangible assets	—	(14)	—	(14)
Restructuring and other charges and adjustments	—	—	—	(2)
Total earnings (loss) before interest and income taxes	$245	$132	$460	$(101)
CAPITAL EXPENDITURES
Flat-Rolled	$134	$23	$206	$97
U. S. Steel Europe	28	17	62	68
Tubular	8	11	19	81
Other Businesses	1	—	4	22
Total	$171	$51	$291	$268
OPERATING STATISTICS
Average realized price: ($/net ton) (a)
Flat-Rolled	$728	$718	$730	$658
U. S. Steel Europe	639	503	617	483
Tubular	1,433	1,049	1,268	1,094
Steel Shipments: (a)(b)
Flat-Rolled	2,544	2,535	7,445	7,725
U. S. Steel Europe	1,067	1,105	3,333	3,235
Tubular	185	103	509	262
Intersegment Shipments: (b)
Flat-Rolled to Tubular	43	—	137	42
U. S. Steel Europe to Flat-Rolled	—	—	47	—
Raw Steel Production: (b)
Flat-Rolled	2,821	2,734	8,247	8,248
U. S. Steel Europe	1,235	1,279	3,778	3,689
Raw Steel Capability Utilization: (c)
Flat-Rolled	66%	64%	65%	65%
U. S. Steel Europe	98%	102%	101%	98%
(a) Excludes intersegment transfers.
(b) Thousands of net tons.
(c) Based on annual raw steel production capability of 17.0 million net tons for Flat-Rolled and 5.0 million net tons for USSE.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
GENERAL LITIGATION

On April 26, 2016, the Company filed a complaint with the U.S. International Trade Commission (USITC) to initiate an investigation under Section 337 of the Tariff Act of 1930 against Chinese steel producers and their distributors.  The complaint alleges three causes of action: 1) illegal conspiracy to fix prices and control output and export volumes; 2) the theft of trade secrets through industrial espionage; and 3) circumvention of duties by false designation of origin (FDO). The remedy sought by U. S. Steel in that claim is the barring of all Chinese carbon and alloy steel from the U. S. market. In February 2017, U. S. Steel voluntarily withdrew its trade secrets claim, but preserved the right to refile at a later date. On November 25, 2016, the ALJ issued an order dismissing the price fixing claims. However, the USITC granted U. S. Steel’s petition to review the ALJ's initial determination to terminate the price fixing portion of the litigation. A hearing on that review was held on April 20, 2017. We are awaiting the USITC's decision. On January 11, 2017, the ALJ issued an order dismissing the FDO claims. U. S. Steel filed a petition to review the ALJ’s order with the USITC commissioners. The USITC reinstated the FDO claim on February 27, 2017. After an aggressive discovery schedule, the Respondent manufacturers filed Motions for Summary Determination seeking to dismiss the claim. On October 2, 2017, the ALJ granted those motions. The Company has elected not to pursue an appeal leaving the price fixing claim as the remaining claim.

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

On October 2, 2017, an Amended Class Action Complaint was filed in Federal Court in the Western District of Pennsylvania consolidating previously-filed actions. Separately, four related shareholder derivative lawsuits were filed in State and Federal courts in Pittsburgh. The underlying consolidated class action lawsuit alleges that U. S. Steel, Mario Longhi, Dave Burritt, Dan Lesnak and the financial Underwriters who participated in the August 2016 secondary public offering violated federal securities laws in making false statements and/or failing to discover and disclose material information regarding the financial condition of the Company. The lawsuit claims that this conduct caused a prospective class of plaintiffs to sustain damages during the period of January 27, 2016 and April 25, 2017 as a result of the prospective class purchasing the Company's common stock at artificially inflated prices and/or suffering losses when the price of the common stock dropped. The derivative lawsuits generally make the same allegations against Mario Longhi and Dave Burritt and also allege that the members of the Board of Directors failed to exercise appropriate control and oversight over the Company and seeks to recover losses sustained by the Company. The Company is vigorously defending these matters.

ENVIRONMENTAL PROCEEDINGS

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of September 30, 2017, under federal and state environmental laws. Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

As of September 30, 2017, U. S. Steel has received information requests or been identified as a PRP at a total of seven CERCLA sites, two of which have liabilities that have not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at the other five sites will be between $100,000 and $1 million for four of the sites, and over $5 million for one site as described below.

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

While work continues on obtaining additional information for remedial design, there has been no material change in the status of the project during the nine months ended September 30, 2017. Additional study, investigation, design, oversight costs, and implementation of U. S. Steel's preferred remedial alternatives on the upland property and Estuary are currently estimated as of September 30, 2017 at approximately $47 million.

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

Gary Works

On October 23, 1998, the EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measures Study (CMS) and Corrective Measure Implementation. While work continues on several items, there has been no material change in the status of the project during the nine months ended September 30, 2017. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $26 million as of September 30, 2017, based on our current estimate of known remaining costs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). While preliminary approval of the conceptual CAMU design has been granted by the UDEQ, there has been no material change in the status of the project during the nine months ended September 30, 2017. U. S. Steel has an accrued liability of approximately $63 million as of September 30, 2017, for our estimated share of the remaining costs of remediation.

USS-POSCO Industries (UPI)

A joint venture in Pittsburg, California between subsidiaries of U. S. Steel and POSCO, UPI's facilities were previously owned and operated solely by U. S. Steel which retains primary responsibility for the existing environmental conditions. During 2016, U. S. Steel implemented its preferred remedial plan to address groundwater impacts from trichloroethylene at SWMU 4. Evaluations continue for the three SWMUs known as the Northern Boundary Group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As such, there has been no material change in the status of the project during the nine months ended September 30, 2017. As of September 30, 2017, approximately $1 million has been accrued for ongoing environmental studies, investigations and remedy implementation. Significant additional costs associated with this site are possible and are referenced in Note 20 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, the EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) in December 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM), with the approval of the EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. While work continues on different aspects of the program, there has been no material change in the status of the project during the nine months ended September 30, 2017. In total, the accrued liability for remaining work under the Corrective Action Program, was approximately $229,000 at September 30, 2017. Significant additional costs associated with this site are possible and are referenced in Note 20 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairless Plant

In April 1993, U. S. Steel entered into a consent order with the EPA pursuant to RCRA, under which U. S. Steel would perform Interim Measures (IM), an RFI and CMS at our Fairless Plant. A Phase I RFI Final Report was submitted in September of 1997. With EPA’s agreement, in lieu of conducting subsequent phases of the RFI and the CMS, U. S. Steel has been working through the Pennsylvania Department of Environmental Protection Act 2 Program to characterize and remediate facility parcels for redevelopment. While work continues on these items, there has been no material change in the status of the project during the nine months ended September 30, 2017. As of September 30, 2017, the accrued liability to maintain the interim measures, and clear properties through the Act 2 process is approximately $156,000. Significant additional costs associated with this site are possible and are referenced in Note 20 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel received a letter from the Ohio Environmental Protection Agency (OEPA) inviting U. S. Steel to enter into discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Areas of Contamination was submitted in March 2012. While work continues on the Phase II RFI report that addresses additional investigations of soil, site wide groundwater and the pipe mill lagoon, there has been no material change in the status of the project during the nine months ended September 30, 2017. As of September 30, 2017, costs to complete additional projects are estimated to be approximately $113,000. Significant additional costs associated with this site are possible and are referenced in Note 20 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Joliet Works

The 50-acre parcel at the former Joliet Works is enrolled in the Illinois Environmental Protection Agency’s (IEPA) voluntary Site Remediation Program. The Program requires investigation and establishment of cleanup objectives followed by submission/approval of a Remedial Action Plan to meet those objectives. The 50-acre parcel was divided into four (4) subareas with remedial activities completed in 2015 for three (3) of the subareas. While work continues to define the requirements for further investigation of the remaining parcel, there has been no material change in the status of the project during the nine months ended September 30, 2017. U. S. Steel has an accrued liability of $294,000 as of September 30, 2017. Significant additional costs associated with this site are possible and are referenced in Note 20 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Cherryvale (KS) Zinc

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation of the site proper was essentially completed in 2007. The Consent Order was amended on May 3, 2013, to require investigation (but not remediation) of potential contamination beyond the boundary of the former zinc smelting operation. On November 22, 2016, KDHE approved a State Cooperative Final Agency Decision Statement that identified the remedy selected to address potential contamination beyond the boundary of the former zinc smelting site. Work continues on developing the Removal Action Design Plan. As of September 30, 2017, an accrual of approximately $448,000 remains available for addressing these outstanding issues. Significant additional costs associated with this site are possible and are referenced in Note 20 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Air Related Matters

Great Lakes Works

In June 2010, the EPA significantly lowered the primary NAAQS for SO2 from 140 parts per billion (ppb) on a 24-hour basis to an hourly standard of 75 ppb. Based upon the 2009-2011 ambient air monitoring data, the EPA designated the area in which Great Lakes Works is located as nonattainment with the 2010 SO2 NAAQS.

As result, MDEQ must submit a State Implementation Plan (SIP) to the EPA that demonstrates that the entire nonattainment area (and not just the monitor) will be in attainment by October 2018 by using conservative air dispersion modeling.  U. S. Steel met with MDEQ on multiple occasions and had offered reduction plans to MDEQ but the parties could not agree to a plan. MDEQ, instead promulgated Rule 430 which was solely directed to U. S. Steel.  The Company challenged Rule 430 before the Michigan Court of Claims who by Order dated October 4, 2017, granted the Company’s motion for summary disposition voiding Rule 430 finding that it violated rule-making provisions of the Michigan Administrative Procedures Act and Michigan Constitution. The impacts of the nonattainment designation to the Company are not estimable at this time.

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

ASBESTOS LITIGATION
As of September 30, 2017, U. S. Steel was a defendant in approximately 830 active cases involving approximately 3,325 plaintiffs. The vast majority of these cases involve multiple defendants. At December 31, 2016, U. S. Steel was a defendant in approximately 845 active cases involving approximately 3,340 plaintiffs. As of September 30, 2017, about 2,500, or approximately 75 percent, of these plaintiff claims are pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.
The following table shows the number of asbestos claims in the current period and the prior three years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2014	3,320	190	325	3,455
December 31, 2015	3,455	415	275	3,315
December 31, 2016	3,315	225	250	3,340
September 30, 2017	3,340	200	185	3,325
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

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

10.1	Form of Offer Letter to Kevin Bradley.

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
November 1, 2017
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.