Form 10-Q
period 2018-03-31
UNITED STATES STEEL CORP
filed 2018-04-27
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
Yes     No ✓
Common stock outstanding at April 23, 2018 – 176,794,374 shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains information that may constitute ”forward-looking statements” within the meaning of Section 27 of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections. Generally, we have identified such forward-looking statements by using the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “target,” “forecast,” “aim,” "should," “will” and similar expressions or by using future dates in connection with any discussion of, among other things, operating performance, trends, events or developments that we expect or anticipate will occur in the future, statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts, but instead represent only the Company’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as of the time made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to the risks and uncertainties described in this report and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

References in this Quarterly Report on Form 10-Q to "U. S. Steel," "the Company," "we," "us," and "our" refer to United States Steel Corporation and its consolidated subsidiaries unless otherwise indicated by the context.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2018	2017
Net sales:
Net sales	$2,821	$2,412
Net sales to related parties (Note 20)	328	313
Total (Note 5)	3,149	2,725
Operating expenses (income):
Cost of sales (excludes items shown below)	2,808	2,559
Selling, general and administrative expenses	78	81
Depreciation, depletion and amortization	128	137
Earnings from investees	(3)	(4)
Restructuring and other charges (Note 21)	—	33
Net loss (gain) on disposal of assets	1	(1)
Total	3,012	2,805
Earnings (loss) before interest and income taxes	137	(80)
Interest expense	50	58
Interest income	(5)	(4)
Loss on debt extinguishment (Note 9)	46	—
Other financial costs	10	9
Net periodic benefit cost (other than service cost) (Note 3) (a)	17	18
Net interest and other financial costs (Note 9)	118	81
Earnings (loss) before income taxes	19	(161)
Income tax provision (Note 11)	1	19
Net earnings (loss)	18	(180)
Less: Net earnings attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to United States Steel Corporation	$18	$(180)
Earnings (loss) per common share (Note 12):
Earnings (loss) per share attributable to United States Steel Corporation stockholders:
-Basic	$0.10	$(1.03)
-Diluted	$0.10	$(1.03)
(a) Represents postretirement benefit expense as a result of the adoption of Accounting Standards Update 2017-07, Compensation - Retirement Benefits on January 1, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Net earnings (loss)	$18	$(180)
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	40	23
Changes in pension and other employee benefit accounts	46	46
Derivative financial instruments	(16)	—
Total other comprehensive income, net of tax	70	69
Comprehensive income (loss) including noncontrolling interest	88	(111)
Comprehensive income attributable to noncontrolling interest	—	—
Comprehensive income (loss) attributable to United States Steel Corporation	$88	$(111)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents (Note 6)	$1,372	$1,553
Receivables, less allowance of $28 and $28	1,347	1,173
Receivables from related parties (Note 20)	219	206
Inventories (Note 13)	1,824	1,738
Other current assets	68	85
Total current assets	4,830	4,755
Property, plant and equipment	15,298	15,086
Less accumulated depreciation and depletion	10,941	10,806
Total property, plant and equipment, net	4,357	4,280
Investments and long-term receivables, less allowance of $12 and $11	491	480
Intangibles – net (Note 7)	165	167
Deferred income tax benefits (Note 11)	56	56
Other noncurrent assets	127	124
Total assets	$10,026	$9,862
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$2,077	$2,096
Accounts payable to related parties (Note 20)	97	74
Payroll and benefits payable	326	347
Accrued taxes	131	132
Accrued interest	47	69
Current portion of long-term debt (Note 15)	281	3
Total current liabilities	2,959	2,721
Long-term debt, less unamortized discount and debt issuance costs (Note 15)	2,571	2,700
Employee benefits	728	759
Deferred income tax liabilities (Note 11)	6	6
Deferred credits and other noncurrent liabilities	323	355
Total liabilities	6,587	6,541
Contingencies and commitments (Note 22)
Stockholders’ Equity (Note 18):
Common stock (176,794,413 and 176,424,554 shares issued) (Note 12)	177	176
Treasury stock, at cost (33,917 shares and 1,203,344 shares)	(1)	(76)
Additional paid-in capital	3,895	3,932
Retained earnings	142	133
Accumulated other comprehensive loss (Note 19)	(775)	(845)
Total United States Steel Corporation stockholders’ equity	3,438	3,320
Noncontrolling interests	1	1
Total liabilities and stockholders’ equity	$10,026	$9,862

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
Increase (decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net earnings (loss)	$18	$(180)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	128	137
Restructuring and other charges (Note 21)	—	33
Loss on debt extinguishment (Note 9)	46	—
Provision for doubtful accounts	—	1
Pensions and other postretirement benefits	22	14
Deferred income taxes (Note 11)	—	2
Net loss (gain) on disposal of assets	1	(1)
Distributions received, net of equity investees earnings	(3)	(4)
Changes in:
Current receivables	(169)	(146)
Inventories	(76)	(140)
Current accounts payable and accrued expenses	(24)	116
Income taxes receivable/payable	(8)	15
Bank checks outstanding	4	(1)
All other, net	(38)	19
Net cash used in operating activities	(99)	(135)
Investing activities:
Capital expenditures	(208)	(47)
Investments, net	—	(1)
Net cash used in investing activities	(208)	(48)
Financing activities:
Issuance of long-term debt, net of financing costs (Note 15)	640	—
Repayment of long-term debt (Note 15)	(538)	—
Dividends paid	(9)	(9)
Receipt from exercise of stock options	30	12
Taxes paid for equity compensation plans (Note 10)	(6)	(7)
Net cash provided by (used in) financing activities	117	(4)
Effect of exchange rate changes on cash	10	1
Net decrease in cash, cash equivalents and restricted cash	(180)	(186)
Cash, cash equivalents and restricted cash at beginning of year (Note 6)	1,597	1,555
Cash, cash equivalents and restricted cash at end of period (Note 6)	$1,417	$1,369

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)
1.    Basis of Presentation and Significant Accounting Policies
United States Steel Corporation (U. S. Steel, or the Company) produces and sells steel products, including flat-rolled and tubular products, in North America and Europe. Operations in North America also include iron ore and coke production facilities, railroad services and real estate operations. Operations in Europe also include coke production facilities.
The year-end Consolidated Balance Sheet data was derived from audited statements but does not include all disclosures required for complete financial statements by accounting principles generally accepted in the United States of America (U.S. GAAP). The other information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which should be read in conjunction with these financial statements.
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
On February 25, 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). ASU 2016-02 supersedes prior lease accounting guidance. Under ASU 2016-02, for operating leases, a lessee should recognize in its statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term; recognize a single lease cost, which is allocated over the lease term, generally on a straight line basis, and classify all cash payments within operating activities in the statement of cash flows. For financing leases, a lessee is required to recognize a right-of-use asset and a lease liability; recognize interest on the lease liability separately from amortization of the right-of-use asset, and classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. In addition, at the inception of a contract, an entity should determine whether the contact is or contains a lease. ASU 2016-02 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, using a modified retrospective approach. U. S. Steel is evaluating the financial statement implications of adopting ASU 2016-02, which will include recognizing the lease liability and related right-of-use asset on our balance sheet.
3.    Recently Adopted Accounting Standards

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which amends and simplifies hedge accounting guidance so that companies could more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. U. S. Steel adopted the provisions of ASU 2017-12 on January 1, 2018. The adoption did not result in a material impact to our financial results; however, we expanded our use of hedge accounting effective January 1, 2018 as well as our disclosures of derivative activity. See Note 14 for further details.
On May 10, 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting (ASU 2017-09). The amendments included in ASU 2017-09 provide guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting.

The amendments in this update will be applied prospectively to an award modified on or after the adoption date. On January 1, 2018, U. S. Steel adopted the provisions of ASU 2017-09 and the adoption did not have an impact on its Consolidated Financial Statements.

On March 10, 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (ASU 2017-07). ASU 2017-07 requires an employer who offers defined benefit and postretirement benefit plans to report the service cost component of the net periodic benefit cost in the same line item or items as other compensation cost arising from services rendered by employees during the period. The other components of net periodic benefit costs are required to be presented on a retrospective basis in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The ASU also allows for the service cost component of net periodic benefit cost to be eligible for capitalization into inventory when applicable. ASU 2017-07 was effective for periods beginning after December 15, 2017, including interim periods within those annual periods; early adoption was permitted. U. S. Steel adopted ASU 2017-07 on January 1, 2018. U. S. Steel has historically capitalized the service cost component of net periodic benefit cost into inventory, when applicable, and will continue to do so prospectively.

The effect of the retrospective presentation change related to the net periodic benefit cost of our defined benefit pension and other post-employment benefits (OPEB) plans on our consolidated statement of operations was as follows:

	Three Months Ended March 31, 2017
Statement of Operations (In millions)	As Revised	Previously Reported	Effect of Change Higher/(Lower)
Cost of Sales	$2,559	$2,561	$(2)
Selling, general and administrative expenses	81	97	(16)
Net periodic benefit cost (other than service cost)	18	—	18

On November 17, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). The ASU reduced diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows by including restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. On January 1, 2018, U. S. Steel adopted the provisions of ASU 2016-18 using a retrospective transition method. As a result, the Change in Restricted Cash, Net line that was included in the Investing Activities section of the Consolidated Statement of Cash Flows has been eliminated as changes in restricted cash are now included in the beginning-of-period and end-of-period total cash, cash equivalents and restricted cash amounts. Expanded disclosures have been included, which describe the components of cash shown on the Company's Consolidated Statements of Cash Flows. See Note 6 for further details.

On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 reduced diversity in practice in how certain transactions are classified in the statement of cash flows by addressing eight specific cash receipt and cash payment issues. On January 1, 2018, U. S. Steel adopted the provisions of ASU 2016-15 using a retrospective transition method. As a result, all payments to extinguish debt will now be presented as cash outflows from financing activities on our Consolidated Statement of Cash Flows in accordance with ASU 2016-15. U. S. Steel has historically presented make-whole premiums as cash outflows from operating activities. The other cash receipt and cash payment items addressed in ASU 2016-15 did not have an impact on the Company’s Consolidated Statement of Cash Flows. Since there were no payments to extinguish debt during the three months ended March 31, 2017, there was no retrospective adjustment to our Consolidated Statement of Cash Flows. Additionally, the Company has elected to use the cumulative earnings approach as defined in ASU 2016-15 to classify distributions received from equity method investees.
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 and its related amendments (Revenue Recognition Standard) outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most previous revenue recognition guidance. On January 1, 2018, U. S. Steel adopted the Revenue Recognition Standard using the full retrospective method. Generally, U. S. Steel’s performance obligations are satisfied, control of our products is transferred, and revenue is recognized at a single point in time. The adoption did not have a financial statement impact to U. S. Steel but did result in expanded disclosures. See Note 5 for further details.
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
The chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being earnings (loss) before interest and income taxes. Earnings (loss) before interest and income taxes for reportable segments and Other Businesses does not include net interest and other financial costs (income), income taxes, and certain other items that management believes are not indicative of future results.
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
The results of segment operations for the three months ended March 31, 2018 and 2017 are:

(In millions) Three Months Ended March 31, 2018	Customer Sales	Intersegment Sales	Net Sales	Earnings (loss) from investees	Earnings (loss) before interest and income taxes
Flat-Rolled	$2,046	$57	$2,103	$2	$33
USSE	823	1	824	—	110
Tubular	266	—	266	1	(27)
Total reportable segments	3,135	58	3,193	3	116
Other Businesses	14	31	45	—	11
Reconciling Items and Eliminations	—	(89)	(89)	—	10
Total	$3,149	$—	$3,149	$3	$137

Three Months Ended March 31, 2017
Flat-Rolled	$1,865	$21	$1,886	$3	$(88)
USSE	673	13	686	—	87
Tubular	171	—	171	1	(57)
Total reportable segments	2,709	34	2,743	4	(58)
Other Businesses	16	30	46	—	13
Reconciling Items and Eliminations	—	(64)	(64)	—	(35)
Total	$2,725	$—	$2,725	$4	$(80)

The following is a schedule of reconciling items to consolidated earnings (loss) before interest and income taxes:

	Three Months Ended March 31,
(In millions)	2018	2017
Items not allocated to segments:
Granite City Works adjustment to temporary idling charges	10	—
Loss on shutdown of certain tubular assets (a)	—	(35)
Total reconciling items	$10	$(35)
(a) Included in Restructuring and other charges in the Consolidated Statement of Operations. See Note 21 to the Consolidated Financial Statements.
5.     Revenue

Revenue is generated primarily from contracts to produce, ship and deliver steel products, and to a lesser extent, to deliver raw materials such as iron ore pellets, to deliver coke by-products and for railroad services and real estate sales. Generally, U. S. Steel’s performance obligations are satisfied, control of our products is transferred, and revenue is recognized at a single point in time, when title transfers to our customer for product shipped or services are provided. Revenues are recorded net of any sales incentives. Shipping and other transportation costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Costs related to obtaining sales contracts are incidental and are expensed when incurred. As customers are invoiced at the time title transfers and U. S. Steel’s right to consideration is unconditional at that time, U. S. Steel does not maintain contract asset balances. Additionally, U. S. Steel does not maintain contract liability balances, as performance obligations are satisfied prior to customer payment for product. U. S. Steel offers industry standard payment terms that typically require payment from our customers 30 days after title transfers.

U. S. Steel has three reportable segments: Flat-Rolled, USSE and Tubular. Flat-Rolled primarily generates revenue from sheet and coated product sales to North American customers. Flat-Rolled also sells iron ore pellets and coke making by-products. USSE sells slabs, sheet, strip mill plate, coated products and spiral welded pipe to customers primarily in the Eastern European market. Tubular sells seamless and electric resistance welded (ERW) steel casing and tubing (commonly known as oil country tubular goods or OCTG), standard and line pipe and mechanical tubing and primarily serves customers in the oil, gas and petrochemical markets. Revenue from our railroad and real estate businesses is reported in the Other Businesses category in our segment reporting structure. The following tables disaggregate our revenue by product for each of our reportable business segments for the three months ended March 31, 2018 and 2017, respectively:

Net Sales by Product

(In millions) Three Months Ended March 31, 2018	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$9	$37	$—	$—	$46
Hot-rolled sheets	572	353	—	—	925
Cold-rolled sheets	639	98	—	—	737
Coated sheets	706	297	—	—	1,003
Tubular products	—	12	259	—	271
All Other (a)	120	26	7	14	167
Total	$2,046	$823	$266	$14	$3,149
(a) Consists primarily of sales of raw materials and coke making by-products.

(In millions) Three Months Ended March 31, 2017	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$1	$27	$—	$—	$28
Hot-rolled sheets	420	309	—	—	729
Cold-rolled sheets	606	79	—	—	685
Coated sheets	748	235	—	—	983
Tubular products	—	9	162	—	171
All Other (a)	90	14	9	16	129
Total	$1,865	$673	$171	$16	$2,725
(a) Consists primarily of sales of raw materials and coke making by-products.
6.     Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within U. S. Steel's Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows:

(In millions)	March 31, 2018	March 31, 2017
Cash and cash equivalents	$1,372	$1,326
Restricted cash in other current assets	6	2
Restricted cash in other noncurrent assets	39	41
Total cash, cash equivalents and restricted cash	$1,417	$1,369

Amounts included in restricted cash represent cash balances which are legally or contractually restricted, primarily for environmental capital expenditure projects and insurance purposes.

7.     Intangible Assets
Intangible assets that are being amortized on a straight-line basis over their estimated useful lives are detailed below:

		As of March 31, 2018			As of December 31, 2017
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22 Years	$132	$66	$66	$132	$64	$68
Patents	10-15 Years	22	5	17	22	5	17
Other	4-20 Years	15	8	7	15	8	7
Total amortizable intangible assets		$169	$79	$90	$169	$77	$92
Identifiable intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying values may not be recoverable.
Amortization expense was $2 million and $3 million in the three months ended March 31, 2018 and March 31, 2017, respectively. The estimated future amortization expense of identifiable intangible assets during the next five years is $6 million for the remaining portion of 2018, $9 million in each year from 2019 to 2021, and $8 million in 2022.
In addition, the carrying amount of acquired water rights with indefinite lives as of March 31, 2018 and December 31, 2017 totaled $75 million. The acquired water rights are tested for impairment annually in the third quarter, or whenever events or circumstances indicate the carrying value may not be recoverable. U. S. Steel performed a quantitative impairment evaluation of its acquired water rights during the third quarter of 2017. Based on the results of the evaluation, the water rights were not impaired.

8.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost for the three months ended March 31, 2018 and 2017:

	Pension Benefits		Other Benefits
(In millions)	2018	2017	2018	2017
Service cost	$13	$12	$4	$4
Interest cost	58	59	23	23
Expected return on plan assets	(90)	(97)	(20)	(16)
Amortization of prior service cost	—	—	7	7
Amortization of actuarial net loss	38	37	1	1
Net periodic benefit cost, excluding below	19	11	15	19
Multiemployer plans	14	15	—	—
Settlement, termination and curtailment losses (a)	—	4	—	—
Net periodic benefit cost	$33	$30	$15	$19
(a) During the first three months of 2017, the non-qualified pension plan incurred settlement charges of approximately $4 million due to lump sum payments for certain individuals.
Employer Contributions
During the first three months of 2018, U. S. Steel made cash payments of $14 million to the Steelworkers’ Pension Trust and $2 million of pension payments not funded by trusts.
During the first three months of 2018, cash payments of $9 million were made for other postretirement benefit payments not funded by trusts.
Company contributions to defined contribution plans totaled $11 million and $9 million for the three months ended March 31, 2018 and 2017, respectively.
9.    Net Interest and Other Financial Costs
Net interest and other financial costs includes interest expense (net of capitalized interest), interest income, financing costs, net periodic benefit costs (other than service costs) related to pension and OPEB plans, and foreign currency derivative and remeasurement gains and losses. During the three months ended March 31, 2018 and 2017, net foreign currency losses of $4 million and $5 million, respectively were recorded in other financial costs. Additionally, during the three months ended March 31, 2018, there was a loss on debt extinguishment recognized of $46 million. There was no debt extinguishment during the three months ended March 31, 2017.
See Note 14 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure.

10.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee) under the 2005 Stock Incentive Plan (the 2005 Plan) and the 2016 Omnibus Incentive Compensation Plan (the Omnibus Plan), which are more fully described in Note 14 of the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2017. On April 26, 2016, the Company's stockholders approved the Omnibus Plan and authorized the Company to issue up to 7,200,000 shares of U. S. Steel common stock under the Omnibus Plan. The Company's stockholders authorized the issuance of an additional 6,300,000 shares under the Omnibus Plan on April 25, 2017. While the awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of March 31, 2018, there were 10,808,964 shares available for future grants under the Omnibus Plan.

Recent grants of stock-based compensation consist of stock options, restricted stock units, total shareholder return (TSR) performance awards and return on capital employed (ROCE) performance awards. Stock options are generally issued at the market price of the underlying stock on the date of the grant. Upon exercise of stock options, shares of U. S. Steel common stock were issued from treasury stock. Beginning in 2018, shares of common stock are issued from authorized, but unissued stock. The following table is a general summary of the awards made under the Omnibus Plan during the first quarter of 2018 and 2017. There were no stock options granted during the first quarter of 2018.

	2018		2017
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Stock Options	—	$—	564,360	$18.32
Restricted Stock Units	450,240	$43.99	291,490	$39.03
Performance Awards (c)
TSR	70,470	$63.87	121,240	$49.52
ROCE (d)	236,220	$43.99	—	$—
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted-average for all grants during the quarter.
(c) The number of performance awards shown represents the target value of the award.
(d) The ROCE awards granted in 2017 are not shown in the table above, because they were granted in cash.
U. S. Steel recognized pretax stock-based compensation expense in the amount of $7 million and $10 million in the three month periods ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, total future compensation expense related to nonvested stock-based compensation arrangements was $40 million, and the weighted average period over which this expense is expected to be recognized is approximately 1 year.

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

Restricted stock units awarded as part of annual grants generally vest ratably over three years. Their fair value is the market price of the underlying common stock on the date of grant. Restricted stock units granted in connection with new-hire or retention grants generally cliff vest three years from the date of the grant.

TSR performance awards may vest at the end of a three-year performance period if U. S. Steel's total shareholder return compared to the total shareholder return of a peer group of companies over the three-year performance period meets performance criteria. Performance awards can vest at between zero and 200 percent of the target award. The fair value of the TSR performance awards is calculated using a Monte-Carlo simulation.

ROCE performance awards vest at the end of a three-year performance period contingent upon meeting the specified ROCE metric. ROCE performance awards can vest at between zero and 200 percent of the target award. The fair value of the ROCE performance awards is the average market price of the underlying common stock on the date of grant.
11.    Income Taxes
Tax provision
For the three months ended March 31, 2018 and 2017, we recorded a tax provision of $1 million on our pretax earnings of $19 million and a tax provision of $19 million on our pretax loss of $161 million, respectively. The tax provision reflects a tax benefit for the release of a portion of the valuation allowance due to pretax income.

The tax provision for the first three months of 2018 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss.
During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2018 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2018 could be materially different from the forecasted amount used to estimate the tax provision for the three months ended March 31, 2018.
Deferred taxes
Each quarter U. S. Steel analyzes the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion, or all, of the deferred tax asset may not be realized.

At March 31, 2018, U. S. Steel reviewed all available positive and negative evidence and determined that it is more likely than not that all of its net domestic deferred tax asset may not be realized.

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
Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in ASC Topic 740 on income taxes. As of both March 31, 2018 and December 31, 2017, the total amount of gross unrecognized tax benefits was $42 million. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $7 million as of March 31, 2018 and $6 million as of December 31, 2017.
U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Consolidated Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of both March 31, 2018 and December 31, 2017, U. S. Steel had accrued liabilities of $6 million for interest and penalties related to uncertain tax positions.
12.    Earnings and Dividends Per Common Share
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

The computations for basic and diluted earnings (loss) per common share from continuing operations are as follows:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2018	2017
Earnings (loss) attributable to United States Steel Corporation stockholders	$18	$(180)
Weighted-average shares outstanding (in thousands):
Basic	176,157	174,242
Effect of stock options, restricted stock units and performance awards	2,132	—
Adjusted weighted-average shares outstanding, diluted	178,289	174,242
Basic earnings (loss) per common share	$0.10	$(1.03)
Diluted earnings (loss) per common share	$0.10	$(1.03)
The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted earnings (loss) per common share:

	Three Months Ended March 31,
(In thousands)	2018	2017
Securities granted under the 2016 Omnibus Incentive Compensation Plan, as amended	1,982	8,162
Dividends Paid Per Share
The dividend for the first quarter of 2018 and 2017 was five cents per common share.

13.    Inventories
Inventories are carried at the lower of cost or market for last-in, first-out (LIFO) inventories and lower of cost and net realizable value for first-in, first-out (FIFO) method inventories. The LIFO method is the predominant method of inventory costing in the United States. The FIFO method is the predominant inventory costing method in Europe. At March 31, 2018 and December 31, 2017, the LIFO method accounted for 73 percent and 75 percent of total inventory values, respectively.

(In millions)	March 31, 2018	December 31, 2017
Raw materials	$555	$527
Semi-finished products	827	796
Finished products	385	356
Supplies and sundry items	57	59
Total	$1,824	$1,738
Current acquisition costs were estimated to exceed the above inventory values by $726 million and $802 million at March 31, 2018 and December 31, 2017, respectively. As a result of the liquidation of LIFO inventories, cost of sales increased and earnings (loss) before income and income taxes decreased by $2 million and $6 million in the three months ended March 31, 2018 and March 31, 2017, respectively.
Inventory includes $41 million and $42 million of land held for residential/commercial development as of March 31, 2018 and December 31, 2017, respectively.
14.    Derivative Instruments
U. S. Steel is exposed to foreign currency exchange rate risks in our European operations. USSE’s revenues are primarily in euros and costs are primarily in euros and U.S. dollars. U. S. Steel uses foreign exchange forward sales contracts (foreign exchange forwards) with maturities no longer than 12 months to exchange euros for U.S. dollars to manage our currency requirements and exposure to foreign currency exchange rate fluctuations. Derivative instruments are required to be recognized at fair value in the Consolidated Balance Sheet. U. S. Steel has not elected to designate these contracts as hedges. Therefore, changes in their fair value are recognized immediately in the Consolidated Statements of Operations. We mitigate the risk of concentration of counterparty credit risk by purchasing our forwards from several counterparties.
From time to time U. S. Steel may use fixed-price forward physical purchase contracts to partially manage our exposure to price risk related to the purchases of natural gas, zinc and tin used in the production process. Generally, forward physical purchase contracts qualify for the normal purchase and normal sales exceptions described in ASC Topic 815 and are not subject to mark-to-market accounting. U. S. Steel also uses financial swaps to protect from the commodity price risk associated with purchases of natural gas, zinc and tin (commodity purchase swaps). Commodity purchase swaps did not have a significant impact on the Company's financial results and were classified as cash flow hedges in prior periods (their impacts are included in our expanded tabular disclosure below). Effective January 1, 2018, U. S. Steel adopted the provisions of ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The cumulative effect of the adoption of ASU 2017-12 was not material to U. S. Steel's financial results. See Note 3 for additional information on the recently adopted accounting standard.
Financial swaps are also used to partially manage the sales price of certain hot-rolled coil and iron ore pellet contract sales (sales swaps). In prior periods, we did not elect hedge accounting for these financial swaps and changes in their fair value were immediately recognized in earnings. Effective January 1, 2018, U. S. Steel elected to designate its hot-rolled coil sales swaps as cash flow hedges. See the tabular disclosure below for further details.
In accordance with the guidance in ASC Topic 820 on fair value measurements and disclosures, the fair value of our foreign exchange forwards, commodity purchase swaps and sales swaps was determined using Level 2 inputs, which are defined as "significant other observable" inputs. The inputs used are from market sources that aggregate data based upon market transactions.
The table below shows the outstanding swap quantities used to hedge forecasted purchases and sales as of March 31, 2018 and March 31, 2017:

Hedge Contracts	Classification	March 31, 2018	March 31, 2017
Natural gas (in mmbtus)	Commodity purchase swaps	17,711,000	13,956,000
Tin (in metric tons)	Commodity purchase swaps	690	720
Zinc (in metric tons)	Commodity purchase swaps	10,627	62,685
Hot-rolled coils (in tons)	Sales swaps	78,000	84,000
Iron ore pellets (in metric tons)	Sales swaps	—	430,000
Foreign currency (in thousands of dollars)	Foreign exchange forwards	$303,000	$182,500
The following summarizes the fair value amounts included in our Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017:

(In millions) Designated as Hedging Instruments	Balance Sheet Location	March 31, 2018	December 31, 2017
Sales swaps	Accounts payable	$9	$—
Commodity purchase swaps	Accounts receivable	1	4
Commodity purchase swaps	Accounts payable	6	2
Commodity purchase swaps	Investments and long-term receivables	—	1
Commodity purchase swaps	Other long-term liabilities	2	1

Not Designated as Hedging Instruments
Sales swaps	Accounts payable	—	2
Commodity purchase swaps	Accounts payable	—	1
Foreign exchange forwards	Accounts payable	11	11
The table below summarizes the effect of hedge accounting on Accumulated Other Comprehensive Income (AOCI) and amounts reclassified from AOCI into earnings for the three months ended March 31, 2018 and 2017:

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	March 31, 2018	March 31, 2017	Location of Reclassification from AOCI (a)	March 31, 2018	March 31, 2017
Sales swaps (b)	$(9)	$—	Net sales	$—	$—
Commodity purchase swaps	(7)	—	Cost of sales (c)	5	2
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items since ineffectiveness is less than $1 million.
(b) U. S. Steel has elected hedge accounting for hot-rolled coil sales swaps prospectively on January 1, 2018. Iron ore pellet sales swaps are not classified as hedges.
(c) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.
The table below summarizes the impact of derivative activity where hedge accounting has not been elected on our Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017:

		Amount of Gain (Loss) Recognized in Income
(In millions)	Consolidated Statement of Operations Location	March 31, 2018	March 31, 2017
Sales swaps (a)	Net sales	$(1)	$4
Commodity purchase swaps	Cost of sales	1	4
Foreign exchange forwards	Other financial costs	(6)	(2)
(a) U. S. Steel has elected hedge accounting for hot-rolled coil sales swaps prospectively on January 1, 2018. Iron ore pellet sales swaps are not classified as hedges.

At current contract values, $5 million and $9 million currently in AOCI as of March 31, 2018 will be recognized as an increase in cost of sales and a decrease in net sales, respectively, over the next year as related hedged items are recognized in earnings. The maximum derivative contract duration for commodity purchase swaps is two years and the maximum duration for sales swaps is one year.

15.    Debt

(In millions)	Interest Rates %	Maturity	March 31, 2018	December 31, 2017
2037 Senior Notes	6.650	2037	$350	$350
2026 Senior Notes	6.250	2026	650	—
2025 Senior Notes	6.875	2025	750	750
2021 Senior Secured Notes (a)	8.375	2021	281	780
2020 Senior Notes	7.375	2020	432	432
Environmental Revenue Bonds	5.750 - 6.875	2019 - 2042	400	400
Fairfield Caster Lease		2022	24	24
Other capital leases and all other obligations		2019	1	1
Fourth Amended and Restated Credit Agreement	Variable	2023	—	—
Third Amended and Restated Credit Agreement	Variable	2020	—	—
USSK Credit Agreement	Variable	2021	—	—
USSK credit facilities	Variable	2018	—	—
Total Debt			2,888	2,737
Less unamortized discount and debt issuance costs			36	34
Less short-term debt and long-term debt due within one year (a)			281	3
Long-term debt			$2,571	$2,700
(a) The $281 million balance due on the 2021 Senior Secured Notes is included within Short-term debt and long-term debt due within one year as of March 31, 2018. All of the 2021 Senior Secured Notes were redeemed on April 12, 2018.
To the extent not otherwise discussed below, information concerning the senior notes and other listed obligations can be found in Note 16 of the audited financial statements in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Senior Secured Note Tender and Redemption
In March 2018, pursuant to a cash tender offer, U. S. Steel repurchased approximately $499 million aggregate principal amount of its outstanding 8.375% Senior Secured Notes due 2021 (2021 Senior Secured Notes). The aggregate cash outflow from the tender was approximately $538 million, which included $39 million in premiums. The remaining approximately $281 million aggregate principal amount of 2021 Senior Secured Notes were redeemed on April 12, 2018 (see Note 24 for details).
Issuance of Senior Notes due 2026
In March 2018, U. S. Steel issued $650 million aggregate principal amount of 6.250% Senior Notes due March 15, 2026 (2026 Senior Notes). U. S. Steel received net proceeds from the offering of approximately $640 million after fees of approximately $10 million related to the underwriting and third party expenses. The net proceeds from the issuance of the 2026 Senior Notes, together with cash on hand, were used to tender or otherwise redeem all of our 2021 Senior Secured Notes as discussed above.

The 2026 Senior Notes are senior and unsecured obligations that rank equally in right of payment with all of our other existing and future senior and unsecured indebtedness. U. S. Steel will pay interest on the notes semi-annually in arrears on March 15th and September 15th of each year, commencing on September 15, 2018.

Similar to our other senior notes, the indenture governing the 2026 Senior Notes restricts our ability to create certain liens, to enter into sale leaseback transactions and to consolidate, merge, transfer or sell all, or substantially all of our assets. It also contains provisions requiring the purchase of the 2026 Senior Notes upon a change of control under certain specified circumstances, as well as other customary provisions.

U. S. Steel may redeem the 2026 Senior Notes, in whole or in part, at our option at any time, or from time to time, on or after March 15, 2021 at the redemption price for such notes set forth below as a percentage of the principal amount, plus accrued and unpaid interest, if any, to, but excluding the redemption date, if redeemed during the twelve-month period beginning March 15 of the years indicated below:

Year	Redemption Price
2021	103.125%
2022	101.563%
2023 and thereafter	100.000%

At any time prior to March 15, 2021, U. S. Steel may also redeem up to 35% of the original aggregate principal amount of the 2026 Senior Notes at 106.25%, plus accrued and unpaid interest, if any, but excluding the applicable date of redemption, with proceeds from equity offerings.

Fourth Amended and Restated Credit Agreement
On February 26, 2018, U. S. Steel entered into the Fourth Amended and Restated Credit Agreement (Credit Facility Agreement), replacing the Company's Third Amended and Restated Credit Agreement. The Credit Facility Agreement maintains the facility size of $1.5 billion and extends the maturity date to 2023.

As of March 31, 2018, there were no amounts drawn under the $1.5 billion Credit Facility Agreement. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of 10 percent of the total aggregate commitments and $150 million. Based on the most recent four quarters as of March 31, 2018, we would have met this covenant. If we are unable to meet this covenant in future periods, the amount available to the Company under this facility would be reduced by $150 million.

The Credit Facility Agreement provides for borrowings at interest rates based on defined, short-term market rates plus a spread based on availability and includes other customary terms and conditions including restrictions on our ability to create certain liens and to consolidate, merge or transfer all, or substantially all, of our assets. The Credit Facility Agreement expires in February 2023. Maturity may be accelerated 91 days prior to the stated maturity of any outstanding senior debt if excess cash and credit facility availability do not meet the liquidity conditions set forth in the Credit Facility Agreement. Borrowings are secured by liens on certain North American inventory and trade accounts receivable.

The Credit Facility Agreement permits incurrence of additional secured debt up to 17.5% of Consolidated Net Tangible Assets.
U. S. Steel Košice (USSK) credit facilities
At March 31, 2018, USSK had no borrowings under its €200 million (approximately $247 million) unsecured revolving credit facility (the USSK Credit Agreement). The USSK Credit Agreement contains certain USSK financial covenants, including maximum Leverage, maximum Net Debt to Tangible Net Worth, and minimum Interest Coverage ratios as defined in the USSK Credit Agreement. The covenants are measured semi-annually for the period covering the last twelve calendar months. USSK may not draw on the USSK Credit Agreement if it does not comply with any of the financial covenants until the next measurement date. At March 31, 2018, USSK had full availability under the USSK Credit Agreement. The USSK Credit Agreement expires in July 2021.
At March 31, 2018, USSK had no borrowings under its €40 million and €10 million unsecured credit facilities (collectively, approximately $62 million) and the availability was approximately $60 million due to approximately $2 million of customs and other guarantees outstanding. The €40 million credit facility expires in December 2018. Currently, the €10 million credit facility also expires in December 2018, but can be extended one additional year to the final maturity date at the mutual consent of USSK and its lender.
Each of these facilities bear interest at the applicable inter-bank offer rate plus a margin and contain customary terms and conditions.
Change in control event
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,463 million as of March 31, 2018 may be declared due and payable; (b) the Credit Facility Agreements and the USSK

Credit Agreement may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either purchase the leased Fairfield Works slab caster for $26 million or provide a letter of credit to secure the remaining obligation.
16.    Asset Retirement Obligations
U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine, landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs:

(In millions)	March 31, 2018	December 31, 2017
Balance at beginning of year	$69	$79
Obligations settled	(1)	(8)
Change in estimate of obligations	—	(6)
Foreign currency translation effects	—	2
Accretion expense	1	2
Balance at end of period	$69	$69
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
The following table summarizes U. S. Steel’s financial liabilities that were not carried at fair value at March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$2,631	$2,546	$2,851	$2,678
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

18.    Statement of Changes in Stockholders’ Equity

The following table reflects the first three months of 2018 and 2017 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Three Months Ended March 31, 2018 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,321	$133	$(845)	$176	$(76)	$3,932	$1
Comprehensive income (loss):
Net earnings	18	18
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	46		46
Currency translation adjustment	40		40
Employee stock plans	39			1	75	(37)
Dividends paid on common stock	(9)	(9)
Other	(16)		$(16)
Balance at March 31, 2018	$3,439	$142	$(775)	$177	$(1)	$3,895	$1

Three Months Ended March 31, 2017 (In millions)	Total	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$2,275	$(250)	$(1,497)	$176	$(182)	$4,027	$1
Comprehensive income (loss):
Net loss	(180)	(180)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	46		46
Currency translation adjustment	23		23
Employee stock plans	14				63	(49)
Dividends paid on common stock	(9)					(9)
Other	5	5
Balance at March 31, 2017	$2,174	$(425)	$(1,428)	$176	$(119)	$3,969	$1

19.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions) (a)	Pension and Other Benefit Items	Foreign Currency Items	Unrealized Gain (Loss) on Derivatives	Total
Balance at December 31, 2017	$(1,309)	$463	$1	$(845)
Other comprehensive income before reclassifications	92	40	(13)	119
Amounts reclassified from AOCI (b)	(46)	—	(3)	(49)
Net current-period other comprehensive income	46	40	(16)	70
Balance at March 31, 2018	$(1,263)	$503	$(15)	$(775)
(a)Amounts do not reflect a tax benefit as a result of a full valuation allowance on our domestic deferred tax assets.
(b)See table below for further details.

		Amount reclassified from AOCI
		Three Months Ended March 31,
(In millions) (a)	Details about AOCI components	2018	2017
	Amortization of pension and other benefit items
	Prior service costs (b)	$(7)	$(7)
	Actuarial losses (b)	(39)	(38)
	Settlement, termination and curtailment gains (b)	—	(4)
	Total pensions and other benefits items	(46)	(49)
	Derivative reclassifications to Consolidated Statements of Operations	(3)	—
	Total before tax	(49)	(49)
	Tax benefit (c)	—	—
	Net of tax	$(49)	$(49)
(a)Amounts in parentheses indicate decreases in AOCI.
(b)These AOCI components are included in the computation of net periodic benefit cost (see Note 8 for additional details).
(c)Amounts do not reflect a tax benefit as a result of a full valuation allowance on our domestic deferred tax assets.
20.    Transactions with Related Parties
Net sales to related parties and receivables from related parties primarily reflect sales of raw materials and steel products to equity investees and U. S. Steel Canada Inc. (USSC) after the Canada Companies' Creditor Arrangement Act (CCAA) filing on September 16, 2014, but before the sale to an affiliate of Bedrock Industries Group LLC (Bedrock) on June 30, 2017. Generally, transactions are conducted under long-term contractual arrangements. Related party sales and service transactions were $328 million and $313 million for the three months ended March 31, 2018 and 2017, respectively.
Purchases from related parties for outside processing services provided by equity investees and USSC after the CCAA filing on September 16, 2014, but before the sale to Bedrock, amounted to $7 million and $14 million for the three months ended March 31, 2018 and 2017, respectively. Purchases of iron ore pellets from related parties amounted to $17 million and $36 million for the three months ended March 31, 2018 and 2017 respectively.
Accounts payable to related parties include balances due to PRO-TEC Coating Company, LLC (PRO-TEC) of $93 million and $72 million at March 31, 2018 and December 31, 2017, respectively for invoicing and receivables collection services provided by U. S. Steel on PRO-TEC's behalf. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $4 million and $2 million at March 31, 2018 and December 31, 2017, respectively.

21. Restructuring and Other Charges

Restructuring charges recorded during the three months ended March 31, 2018 were immaterial. Cash payments were made related to severance and exit costs of $14 million.
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
The activity in the accrued balances incurred in relation to restructuring and other cost reduction programs during the three months ended March 31, 2018 were as follows:

	Employee Related	Exit
(in millions)	Costs	Costs	Total
Balance at December 31, 2017	$4	$34	$38
Cash payments/utilization	(1)	(13)	(14)
Balance at March 31, 2018	$3	$21	$24

Accrued liabilities for restructuring and other cost reduction programs are included in the following balance sheet lines:

(in millions)	March 31, 2018	December 31, 2017
Accounts payable	$14	$26
Payroll and benefits payable	2	4
Deferred credits and other noncurrent liabilities	8	8
Total	$24	$38

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
Asbestos matters – As of March 31, 2018, U. S. Steel was a defendant in approximately 773 active cases involving approximately 3,320 plaintiffs. The vast majority of these cases involve multiple defendants. At December 31, 2017, U. S. Steel was a defendant in approximately 820 cases involving approximately 3,315 plaintiffs. About 2,547, or approximately 77 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.
The following table shows the number of asbestos claims in the current period and the prior three years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2015	3,455	415	275	3,315
December 31, 2016	3,315	225	250	3,340
December 31, 2017	3,340	275	250	3,315
March 31, 2018	3,315	70	75	3,320
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

(In millions)	Three Months Ended March 31, 2018
Beginning of period	$179
Accruals for environmental remediation deemed probable and reasonably estimable	1
Obligations settled	(1)
End of period	$179
Accrued liabilities for remediation activities are included in the following Consolidated Balance Sheet lines:

(In millions)	March 31, 2018	December 31, 2017
Accounts payable	$29	$29
Deferred credits and other noncurrent liabilities	150	150
Total	$179	$179
Expenses related to remediation are recorded in cost of sales and were immaterial for both three month periods ended March 31, 2018 and March 31, 2017. It is not currently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 15 to 30 percent.
Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

(1)
Projects with Ongoing Study and Scope Development - Projects which are still in the development phase. For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are six environmental remediation projects where additional costs for completion are not currently estimable, but could be material. These projects are at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI), the Fairless Plant, Cherryvale Zinc and the former steelmaking plant at Joliet, Illinois. As of March 31, 2018, accrued liabilities for these projects totaled $1 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $30 million to $50 million.

(2)
Significant Projects with Defined Scope - Projects with significant accrued liabilities with a defined scope. As of March 31, 2018, there are three significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $135 million. These projects are Gary Resource Conservation and Recovery Act (RCRA) (accrued liability of $25 million), the former Geneva facility (accrued liability of $63 million), and the former Duluth facility St. Louis River Estuary (accrued liability of $47 million).

(3)
Other Projects with a Defined Scope - Projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are two other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at March 31, 2018 was $4 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each have an accrued liability of less than $1 million each. The total accrued liability for these projects at March 31, 2018 was approximately $6 million. We do not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $22 million at March 31, 2018 and were based on known scopes of work.
Administrative and Legal Costs – As of March 31, 2018, U. S. Steel had an accrued liability of $8 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first three months of 2018 and 2017, such capital expenditures totaled $13 million and $11 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
EU Environmental Requirements - Under the Emission Scheme (ETS), USSK's final allocation of free allowances for the Phase III period, which covers the years 2013 through 2020 is 48 million allowances. Based on projected future production levels, we started to purchase allowances in the third quarter of 2017 to meet the annual compliance submission in the future. As of March 31, 2018, we have purchased 7.5 million European Union Allowances (EUA) totaling €59 million (approximately $73 million). On March 26, 2018, we surrendered 9.2 million EUA’s to fulfill the 2017 obligation. We estimate a shortfall of approximately 16 million allowances for the Phase III period. However, due to a number of variables such as the future market value of allowances, future production levels and future emissions intensity levels, we cannot reliably estimate the full cost of complying with the ETS regulations at this time.
The EU’s Industry Emission Directive will require implementation of EU determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Our most recent broad estimate of future capital expenditures for projects to comply with or go beyond BAT requirements is €138 million (approximately $170 million) over the 2017 to 2020 period. There are ongoing efforts to seek EU grants to fund a portion of these capital expenditures. The actual amount spent will depend largely upon the amount of EU incentive grants received. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Environmental Matters, Litigation and Contingencies, Slovak Operations.
Due to other EU legislation, BAT for Large Combustion Plants (LCP), we are required to make changes to the boilers at our steam and power generation plant in order to comply with stricter air emission limits for large combustion plants. The new requirements for LCP resulted in the construction of a new boiler and certain upgrades to our existing boilers. In January 2014, the operation of USSK's boilers was approved by the European Commission (EC) as part of Slovakia's Transitional National Plan (TNP) for bringing all boilers in Slovakia into compliance by no later than 2020. The TNP establishes emissions ceilings for each category of emissions (total suspended particulate, sulfur dioxide (SO2), and nitrogen oxide (NOx)) for both stacks within the power plant. The allowable amount of discharged emissions will decrease each year until mid 2020. An emission ceiling will be a limiting factor for future operation of the boilers. The boiler projects have been approved by our Board of Directors and we are now in the execution phase. These projects will result in a reduction in electricity, carbon dioxide (CO2) emissions and operating, maintenance and waste disposal costs once completed. The construction of the new boiler is complete with a total final installed cost of €128 million (approximately $158 million). Reconstruction of the existing boiler with a projected cost of €54 million (approximately $66 million) is in progress. The total remaining to be spent on the existing boiler project is projected to be €3 million (approximately $3 million), with the final inspection expected to be completed in October 2018. Broad legislative changes were enacted by the Slovak Republic to extend the scope of support for renewable sources of energy, that are intended to allow USSK to participate in Slovakia's renewable energy incentive program once the boiler projects are completed.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $4 million at March 31, 2018.
Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $11 million at March 31, 2018). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $186 million as of March 31, 2018, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by the Credit Facility Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $45 million and $44 million at March 31, 2018 and December 31, 2017, respectively.
Capital Commitments – At March 31, 2018, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $485 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2018	2019	2020	2021	2022	Later Years	Total
$533	$421	$319	$312	$301	$1,189	$3,075
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, and certain energy and utility services with terms ranging from two to 15 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of March 31, 2018, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $180 million.
Total payments relating to unconditional purchase obligations were $161 million and $140 million for the three months ended March 31, 2018 and 2017, respectively.
23.    Significant Equity Investments

Summarized unaudited income statement information for our significant equity investments for the three months ended March 31, 2018 and 2017 is reported below (amounts represent 100% of investee financial information):

(In millions)	2018	2017
Net sales	$261	$262
Cost of sales	235	233
Operating income	15	18
Net earnings	12	16
Net earnings attributable to significant equity investments	12	16

U. S. Steel's portion of the equity in net earnings of the significant equity investments above was $8 million and $10 million for the three months ended March 31, 2018 and 2017, respectively, which is included in the earnings from investees line on the Consolidated Statement of Operations.

24.    Subsequent Event
On April 12, 2018, approximately $281 million in aggregate principal amount of the Company's 2021 Senior Secured Notes was redeemed. This amount represents all of the outstanding principal on the 2021 Senior Secured Notes following the issuer cash tender offer that was conducted in March 2018. U. S. Steel incurred a $25 million loss on debt extinguishment associated with this redemption.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

Net sales by segment for the three months ended March 31, 2018 and 2017 are set forth in the following table:

	Three Months Ended March 31,
(Dollars in millions, excluding intersegment sales)	2018	2017	% Change
Flat-Rolled Products (Flat-Rolled)	$2,046	$1,865	10%
U. S. Steel Europe (USSE)	823	673	22%
Tubular Products (Tubular)	266	171	56%
Total sales from reportable segments	3,135	2,709	16%
Other Businesses	14	16	(13)%
Net sales	$3,149	$2,725	16%
Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended March 31, 2018 versus the three months ended March 31, 2017 is set forth in the following table:
Three Months Ended March 31, 2018 versus Three Months Ended March 31, 2017

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other (c)	Net Change
Flat-Rolled	5%	12%	(9)%	—%	2%	10%
USSE	1%	5%	—%	15%	1%	22%
Tubular	30%	24%	—%	—%	2%	56%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
(c) Includes sales of coke and scrap inventory
Net sales were $3,149 million in the three months ended March 31, 2018, compared with $2,725 million in the same period last year. The increase in sales for the Flat-Rolled segment primarily reflect higher average realized prices (increase of $21 per net ton), notably for hot-rolled products, and increased shipments, including substrate to our Tubular segment (increase of 130 thousand net tons), partially offset by an unfavorable impact on product mix as a result of increased sales of hot-rolled products. The increase in sales for the USSE segment was primarily due to the strengthening of the euro versus the U.S. dollar in the three months ended March 31, 2018 compared to the same period last year and higher average realized euro-based prices (increase of €17 per net ton). The increase in sales for the Tubular segment primarily reflect a favorable impact on volume as a result of the restart of its Lone Star Tubular operations in April of 2017 (increase of 35 thousand net tons) as well as higher average realized prices (increase of $290 per net ton) as a result of improved market conditions.

Pension and other benefits costs
Pension and other benefit costs (other than service cost) are reflected within net interest and other financial costs and the service cost component is reflected within cost of sales in the Consolidated Statements of Operations.
Defined benefit and multiemployer pension plan costs included in cost of goods sold totaled $27 million in both of the three months ended March 31, 2018 and March 31, 2017.
Costs related to defined contribution plans totaled $10 million and $11 million for the three months ended March 31, 2018 and 2017, respectively.

Other benefit expense included in cost of sales totaled $4 million in both of the three months ended March 31, 2018 and March 31, 2017.

Selling, general and administrative expenses
Selling, general and administrative expenses were $78 million in the three months ended March 31, 2018, compared to $81 million in the three months ended March 31, 2017.

Operating configuration update
In March 2018, U. S. Steel announced that it will restart the "B" blast furnace and steelmaking facilities at its Granite City Works facility, which will enable the Company to support anticipated increased demand for steel produced in the United States as a result of recent actions in the Section 232 investigation into steel imports. The restart is expected to occur in the second quarter of 2018.

In March 2017, U. S. Steel made the strategic decision to permanently shut down and relocate the Lorain #6 Quench & Temper Mill as a result of the challenging market conditions for tubular products.

U. S. Steel will continue to evaluate potential strategic and organizational opportunities, which may include the acquisition, divestiture or consolidation of assets. We continue to focus on strategically maintaining and spending cash (including capital investments under our asset revitalization program), in order to invest in areas consistent with our long-term strategy, and are considering various possibilities, including exiting lines of business and the sale of certain assets, that we believe would further that goal and ultimately result in a stronger balance sheet and greater stockholder value. The Company will pursue opportunities based on its long-term strategy, and what the Board of Directors determines to be in the best interests of the Company's stockholders at the time.

Better operating performance in our Flat-Rolled segment, coupled with relatively stable market conditions during 2017 and 2018, have resulted in improved segment results in recent quarters. As we continue with the implementation of our asset revitalization program, described below, and increase investment in our facilities, we expect the sustainable improvements in safety, quality, delivery and costs we are targeting to position us to succeed over the long term, and support future growth initiatives.

Asset Revitalization
As part of our long-term strategy, the Board of Directors approved a $2 billion multi-year asset revitalization program focused on our Flat-Rolled segment. Management evaluated performance in the key industries we serve, and developed projects across multiple Flat-Rolled segment assets with a focus on continuous improvement in safety, quality, delivery and cost. The Company views this program as essential to improving predictability and our ability to compete effectively in the industry. As we revitalize our assets, we expect to increase profitability, productivity, and operational stability, and reduce volatility.
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
The benefits of the asset revitalization program are evident after just one year, as we have achieved performance improvements from assets in which we have invested.  We continue to experience operational challenges on assets we have not yet fully addressed.   We expect further improvements in performance as we execute the remainder of our structured asset revitalization program.

Restructuring and Other Charges

Restructuring charges recorded during the three months ended March 31, 2018 were immaterial. Cash payments were made related to severance and exit costs of $14 million.

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
Charges for restructuring and ongoing cost reduction initiatives are recorded in the period U. S. Steel commits to a restructuring or cost reduction plan, or executes specific actions contemplated by the plan and all criteria for liability recognition have been met. Charges related to the restructuring and cost reductions are reported in the restructuring and other charges in the Consolidated Statements of Operations.
Earnings (loss) before interest and income taxes by segment for the three months ended March 31, 2018 and 2017 is set forth in the following table:

	Three Months Ended March 31,		% Change
(Dollars in millions)	2018	2017
Flat-Rolled	$33	$(88)	138%
USSE	110	87	26%
Tubular	(27)	(57)	53%
Total earnings (loss) from reportable segments	116	(58)	300%
Other Businesses	11	13	(15)%
Segment earnings (loss) before interest and income taxes	127	(45)	382%
Items not allocated to segments:
Granite City Works adjustment to temporary idling charges	10	—	100%
Loss on shutdown of certain tubular assets	—	(35)	100%
Total earnings (loss) before interest and income taxes	$137	$(80)	271%
Segment results for Flat-Rolled

	Three Months Ended March 31,		% Change
	2018	2017
Earnings (loss) before interest and taxes ($ millions)	$33	$(88)	138%
Gross margin	9%	3%	6%
Raw steel production (mnt)	2,784	2,714	3%
Capability utilization	66%	65%	1%
Steel shipments (mnt)	2,534	2,404	5%
Average realized steel price per ton	$740	$719	3%
The increase in Flat-Rolled results for the three months ended March 31, 2018 compared to the same period in 2017 resulted from higher average realized prices (approximately $70 million) as a result of improved market conditions, increased shipments, including substrate to our Tubular segment (approximately $55 million), decreased spending for maintenance and other operating costs (approximately $30 million) and lower energy costs (approximately $20 million). These changes were partially offset by higher raw materials costs (approximately $50 million).
Gross margin for the three months ended March 31, 2018 compared to the same period in 2017 increased primarily as a result of higher average realized prices due to improved contract and spot market prices as well as lower operating costs.

Segment results for USSE

	Three Months Ended March 31,		% Change
	2018	2017
Earnings before interest and taxes ($ millions)	$110	$87	26%
Gross margin	17%	17%	—%
Raw steel production (mnt)	1,292	1,258	3%
Capability utilization	105%	102%	3%
Steel shipments (mnt)	1,127	1,109	2%
Average realized steel price per ton	$707	$594	19%
The increase in USSE results for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to the strengthening of the euro versus the U.S. dollar in the three months ended March 31, 2018 compared to the same period last year (approximately $45 million) and higher average realized euro-based prices (approximately $35 million). These changes were partially offset by an unfavorable first-in-first-out (FIFO) inventory impact (approximately $40 million) and increased costs for carbon dioxide (CO2) emission allowances (approximately $10 million).
Segment results for Tubular

	Three Months Ended March 31,		% Change
	2018	2017
Loss before interest and taxes ($ millions)	$(27)	$(57)	53%
Gross margin	(4)%	(19)%	15%
Steel shipments (mnt)	179	144	24%
Average realized steel price per ton	$1,387	$1,097	26%
The increase in Tubular results for the three months ended March 31, 2018 as compared to the same period in 2017 was primarily due to higher average realized prices as a result of improved market conditions (approximately $40 million), partially offset by increased operating costs primarily attributable to a planned outage (approximately $15 million).
Gross margin for the three months ended March 31, 2018 compared to the same period in 2017 increased primarily due to higher average realized prices as a result of improved market conditions.
Results for Other Businesses
Other Businesses had income of $11 million in the three months ended March 31, 2018, compared to income of $13 million in the three months ended March 31, 2017.
Items not allocated to segments
We recorded a $10 million favorable adjustment in the three months ended March 31, 2018 related to Granite City Works temporary idling charges as a result of the decision to restart the "B" blast furnace and steelmaking facilities at this facility in 2018.

We recorded a $35 million loss on the shut down of certain tubular assets in the three months ended March 31, 2017 as a result of the permanent shut down and relocation of the No. 6 Quench & Temper Mill at Lorain Tubular Operations.

Net interest and other financial costs

	Three Months Ended March 31,		% Change
(Dollars in millions)	2018	2017
Interest expense	$50	$58	(14)%
Interest income	(5)	(4)	25%
Loss on debt extinguishment	46	—	100%
Other financial costs	10	9	11%
Net periodic benefit cost (other than service cost)	17	18	(6)%
Total net interest and other financial costs	$118	$81	46%
During the three months ended March 31, 2018, U. S. Steel issued $650 million aggregate principal amount of 2026 Senior Notes and repurchased through a tender offer approximately $499 million of its 2021 Senior Secured Notes for an aggregate cash outflow of approximately $538 million, which included $39 million in premiums. The loss on debt extinguishment line in the table above includes $39 million in premiums and $7 million in unamortized debt issuance costs which were written off in connection with the extinguishment of debt. For further information, see Note 15 to the Consolidated Financial Statements.
The increase in net interest and other financial costs in the three months ended March 31, 2018 as compared to the same period last year is primarily due to a loss on debt extinguishment as described above, partially offset by reduced interest expense due to our improved debt profile.
The net periodic benefit cost (other than service cost) components of pension and other benefit costs are reflected in the table above, and remained consistent in the three months ended March 31, 2018 as compared to the same period last year.
Total net periodic pension cost, including service cost and multiemployer plans, is expected to total approximately $135 million in 2018. Total other benefits costs, including service cost, in 2018 are expected to total approximately $60 million. The pension cost projection includes approximately $54 million of contributions to the Steelworkers Pension Trust.
The income tax provision was $1 million in the three months ended March 31, 2018 compared to a provision of $19 million in the three months ended March 31, 2017. The tax provision reflects a tax benefit for the release of a portion of the valuation allowance due to pretax income.
On December 22, 2017, the Tax Cuts and Jobs Act (the 2017 Act) was signed into law. The 2017 Act includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a worldwide system of taxation to a territorial system, among other things. We continue to examine the impact the 2017 Act may have on our Company, and we do not expect the new provisions to have a material impact on the 2018 effective tax rate due to our current corporate tax structure and our net operating losses. However, we do expect a reduction in cash taxes paid in 2018 and future years due to the elimination of the Alternative Minimum Tax.
For further information on income taxes see Note 11 to the Consolidated Financial Statements.
Net earnings attributable to United States Steel Corporation was $18 million in the three months ended March 31, 2018, compared to net loss of $180 million in the three months ended March 31, 2017. The changes primarily reflect the factors discussed above.
BALANCE SHEET
Accounts receivable increased by $187 million from year-end 2017 primarily due to higher average realized prices as well as increased shipment volumes across all of our segments.
Inventories increased by $86 million from year-end 2017 primarily as a result of increased operating levels and higher raw materials prices across all of our segments.

Payroll and benefits payable decreased by $21 million from year-end 2017 primarily due to profit-based incentive payments related to 2017 financial performance that were paid in March of 2018.
Current portion of long-term debt increased by $278 million from year-end 2017 primarily due to the reclassification from long-term to short-term of approximately $281 million aggregate principal amount of our 2021 Senior Secured Notes during the first quarter of 2018. The $281 million of 8.375% 2021 Senior Secured Notes were redeemed in April of 2018.
Long-term debt decreased by $129 million from year-end 2017 primarily due to the tender of approximately $499 million of our 2021 Senior Secured Notes in March of 2018 and reclassification of the remaining $281 million to short-term debt, partially offset by the issuance of $650 million aggregate principal amount of our 2026 Senior Notes in March 2018. For additional information, see Note 15 to the Consolidated Financial Statements.

CASH FLOW
Net cash used in operating activities was $99 million for the three months ended March 31, 2018 compared to net cash used in operating activities of $135 million in the same period last year. The increase in cash from operations is primarily due to to stronger financial results, partially offset by changes in working capital period over period.
Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.
Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the three months and twelve months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2018	2017	2018	2017
Accounts Receivable Turnover	2.1	2.1	8.5	8.4
Inventory Turnover	1.6	1.6	6.3	5.5
The increase in the inventory turnover approximates 8 days for the twelve months ended March 31, 2018 as compared to March 31, 2017 and is primarily due to an increase in cost of goods sold mainly attributable to higher raw materials costs across all of our segments.
The last-in, first-out (LIFO) inventory method is the predominant method of inventory costing in the United States. At March 31, 2018 and March 31, 2017, the LIFO method accounted for 73 percent and 70 percent of total inventory values, respectively. In the U.S., management monitors inventory realizability by comparing the LIFO cost of inventory with the replacement cost of inventory. To the extent the replacement cost (i.e., market value) of inventory is lower than the LIFO cost of inventory, management will write the inventory down. As of March 31, 2018 and December 31, 2017 the replacement cost of the inventory was higher by approximately $726 million and $802 million, respectively. Additionally, based on the Company’s latest internal forecasts and its inventory requirements, management does not believe there will be significant permanent LIFO liquidations that would impact earnings for the remainder of 2018.
Our cash conversion cycle for the first quarter of 2018 remained consistent with the fourth quarter of 2017 as shown below:

Cash Conversion Cycle	2018		2017
	$ millions	Days	$ millions	Days
Accounts receivable, net (a)	$1,566	42	$1,379	43

+ Inventories (b)	$1,824	57	$1,738	58

- Accounts Payable and Other Accrued Liabilities (c)	$2,164	69	$2,163	71

= Cash Conversion Cycle (d)		30		30

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
(d) Calculated as Accounts Receivable Days plus Inventory Days less Accounts Payable Days.

The cash conversion cycle is a non-generally accepted accounting principles (non-GAAP) financial measure. We believe the cash conversion cycle is a useful measure in providing investors with information regarding our cash management performance and is a widely accepted measure of working capital management efficiency. The cash conversion cycle should not be considered in isolation or as an alternative to other GAAP metrics as an indicator of performance.
Capital expenditures for the three months ended March 31, 2018, were $208 million, compared with $47 million in the same period in 2017. Flat-rolled capital expenditures were $176 million and included spending for the Gary Works blast furnace reline and skip incline replacement, Minntac open pit equipment, Mon Valley sulfur dioxide (SO2) boiler stack, Great Lakes Works Basic Oxygen Process (BOP) truss off gas main replacement, Gary Works blast furnace repairs and various other infrastructure, environmental and strategic projects. Tubular capital expenditures of $11 million primarily related to Offshore Operations threading line and swage extension, as well as various other strategic capital projects. USSE capital expenditures of $21 million consisted of spending for a boiler house upgrade, coke oven gas desulfurization ammonia still and boilers, steel shop ladle metallurgy dedusting and various other infrastructure and environmental projects.
U. S. Steel’s contractual commitments to acquire property, plant and equipment at March 31, 2018, totaled $485 million.
Capital expenditures for 2018 are expected to total approximately $900 million and remain focused largely on strategic, infrastructure and environmental projects, as well as asset revitalization of our equipment to improve our operating reliability and efficiency, and product quality and cost by focusing on investments in our North American Flat-Rolled segment.
Issuance of long-term debt, net of financing costs, totaled $640 million in the three months ended March 31, 2018. During the three months ended March 31, 2018, U. S. Steel issued $650 million aggregate principal amount of 2026 Senior Notes. U. S. Steel received net proceeds from the offering of approximately $640 million after fees of approximately $10 million related to underwriting and third party expenses. For further information, see Note 15 to the Consolidated Financial Statements.
Repayment of long-term debt totaled $538 million in the three months ended March 31, 2018. During the three months ended March 31, 2018, U. S. Steel repurchased through a tender offer approximately $499 million of its then outstanding $780 million 2021 Senior Secured Notes and paid premiums of $39 million for the tender. For further information, see Note 15 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes U. S. Steel’s liquidity as of March 31, 2018:

(Dollars in millions)
	Cash and cash equivalents	$1,372
	Amount available under $1.5 Billion Credit Facility Agreement	1,500
	Amount available under USSK credit facilities	307
	Total estimated liquidity	$3,179

As of March 31, 2018, $362 million of the total cash and cash equivalents was held by our foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.
On February 26, 2018, U. S. Steel entered into the Credit Facility Agreement, replacing its Third Amended and Restated Credit Agreement. The Credit Facility Agreement maintains the facility size of $1.5 billion and extends the maturity date to 2023.
As of March 31, 2018, there were no amounts drawn under the $1.5 billion Credit Facility Agreement. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of 10 percent of the total aggregate commitments and $150 million. Based on the four quarters as of March 31, 2018, we have met this covenant. If we are unable to meet this covenant in future periods, the amount available to the Company under this facility would be reduced by $150 million.
At March 31, 2018, USSK had no borrowings under its €200 million (approximately $247 million) unsecured revolving credit facility (the USSK Credit Agreement). The USSK Credit Agreement contains certain USSK financial covenants as well as other customary terms and conditions. At March 31, 2018, USSK had full availability under the USSK Credit Agreement. Currently, the USSK Credit Agreement expires in July 2021.
At March 31, 2018, USSK had no borrowings under its €40 million and €10 million unsecured credit facilities (collectively approximately $62 million) and the aggregate availability was approximately $60 million due to approximately $2 million of customs and other guarantees outstanding. The €40 million credit facility expires in December 2018. Currently, the €10 million credit facility also expires in December 2018, but can be extended one additional year to the final maturity date at the mutual consent of USSK and its lender.
In March 2018, U. S. Steel issued $650 million aggregate principal amount of 2026 Senior Notes. U. S. Steel received net proceeds from the offering of approximately $640 million after fees of approximately $10 million related to the underwriting and third party expenses. The net proceeds from the issuance of the 2026 Senior Notes, together with cash on hand, were used to repurchase all of our outstanding 2021 Senior Secured Notes (see Note 15 to the Consolidated Financial Statements, "Debt" for further details). U. S. Steel will pay interest on the notes semi-annually in arrears on March 15th and September 15th of each year, commencing on September 15, 2018.

For the twelve months ended March 31, 2018, the Non-Guarantor Subsidiaries (as defined in the Indenture governing the 2021 Senior Secured Notes), which consist principally of our tubular subsidiaries and our foreign subsidiaries, including USSK, represented approximately 40% of our net sales, 49% of our operating income and 44% of our adjusted earnings (loss) before interest, income taxes, depreciation, depletion and amortization (EBITDA) on a consolidated basis. As of March 31, 2018, the Non-Guarantor Subsidiaries represented 42% of our total assets and had $1.4 billion of total liabilities on a consolidated basis, including trade payables but excluding intercompany liabilities, all of which would be structurally senior to the 2021 Senior Secured Notes.
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

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $186 million of liquidity sources for financial assurance purposes as of March 31, 2018. Increases in certain of these commitments which use collateral are reflected within cash, cash equivalents and restricted cash on the Consolidated Statement of Cash Flows.
At March 31, 2018, in the event of a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,463 million as of March 31, 2018 may be declared due and payable; (b) the Credit Facility Agreements and the USSK Credit Agreement may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield slab caster for $26 million or provide a cash collateralized letter of credit to secure the remaining obligation.
The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $4 million at March 31, 2018. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.
Our major cash requirements in 2018 are expected to be for capital expenditures, including asset revitalization, employee benefits and operating costs, which includes purchases of raw materials. We finished the first quarter of 2018 with $1,372 million of cash and cash equivalents and $3.2 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.
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

Midwest Plant Incident

On April 11, 2017, there was a process waste water release at our Midwest Plant (Midwest) in Portage, Indiana that impacted a water outfall that discharges to Burns Waterway near Lake Michigan. U. S. Steel identified the source of the release and made the necessary repairs.  We determined that all repairs were safely working as intended and, on April 14, 2017, resumed operations in a controlled, phased and highly monitored approach with extensive input from participating government agencies. The Company has since implemented substantial operational, process and notification improvements at Midwest. The Company has been presented with cost reimbursements, loss of use and penalty requests from the involved governmental agencies. Separately, the Company was placed on notice of potential citizens’ enforcement suits regarding the April 2017 incident and other historical alleged Clean Water Act and Permit violations at Midwest. In January of 2018, The Surfrider Foundation and the City of Chicago initiated suits in the Northern District of Indiana alleging such violations. On April 2, 2018 the United States and the State of Indiana initiated a separate action against the Company and lodged a Consent Decree negotiated between U. S. Steel and the relevant governmental agencies consisting of all material terms to resolve the Clean Water Act and National Pollutant Discharge Elimination System (NPDES) violations at the Midwest Plant. The Surfrider Foundation and the City of Chicago agreed to stay their actions pending finalization of the Consent Decree which is currently open to public comment.

Slovak Operations

A Memorandum of Understanding (MOU) was signed in March 2013 between U. S. Steel and the government of Slovakia. The MOU outlines areas in which the government and U. S. Steel will work together to help create a more competitive environment and conditions for USSK. Incentives the government of Slovakia agreed to provide include potential participation in a renewable energy program that provides the opportunity to reduce electricity costs, as well as the potential for government grants and other support concerning investments in environmental control technology. Although there are many conditions and uncertainties regarding the grants, including matters controlled by the European Union (EU), the value of these incentives as stated in the MOU could be as much as €75 million (approximately $92 million). We expect the total amount of EU funds will be as much as €85 million (approximately $105 million). The final grant value will depend on actual project spending and eligible costs. The MOU expired in March 2018; however, USSK will continue to receive the incentive funding for the approved BAT projects through their completion.

The EU’s Industry Emission Directive requires implementation of EU determined best available techniques (BAT) to reduce environmental impacts as well as compliance with BAT associated emission levels. This directive includes operational requirements for air emissions, wastewater discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emission limits. Producers were required to be in compliance with the iron and steel BAT by March 8, 2016, unless specific exceptions or extensions were granted by the Slovak environmental authority. USSK updated existing operating permits for different facilities involved in producing iron and steel in the plant in accordance with the new BAT requirements. Through this process for some facilities, USSK has obtained extensions from the 2016 compliance deadline in order to meet or exceed the BAT requirements. Compliance with stricter emission limits going beyond BAT requirements makes us eligible for EU funding support and prepares us for any further tightening of environmental protection standards. Our most recent broad estimate of likely capital expenditures for projects to comply with or go beyond the BAT requirements is €138 million (approximately $170 million) over the 2017 to 2020 time period.

The EU has various programs under which funds are allocated to member states to implement broad public policies which are then awarded by the member states to public and private entities on a competitive basis. The funding intensity under these programs currently ranges from 55 percent of defined eligible costs on a project under the standard state scheme to 90 percent on an approved ad hoc scheme to improve the air quality in the Košice region of Slovakia. Based on our list of projects that comprise the approximate €138 million (approximately $170 million) of spending noted, we currently believe we will be eligible to receive up to €85 million (approximately $105 million) of incentive grants. This could potentially reduce our net cash expenditures to approximately €53 million (approximately $65 million). The actual amount of capital spending will be dependent upon, among other things, the actual amount of incentive grants received.

We also believe there will be increased operating costs associated with these projects, such as increased energy and maintenance costs. We are currently unable to reliably estimate what the increase in operating costs will be as many projects are still in the development stage.

On March 28, 2017, the Regional Court in Košice issued an ex parte judicial lien on USSK's real property to plaintiffs in an ongoing legal case. Following a decision of the Supreme Court, which reversed and remanded the lien petition to the Regional Court, the lien has been removed. The Regional Court, which had originally issued the ex parte judicial lien, has decided that the imposition of a lien is not warranted and has not re-imposed the lien. The underlying case is still ongoing.

For further discussion of laws applicable in Slovakia and the EU and their impact on USSK, see Note 22 to the Consolidated Financial Statements, “Contingencies and Commitments - Environmental Matters, EU Environmental Requirements.”

New and Emerging Environmental Regulations

United States and European Greenhouse Gas Emissions Regulations

Future compliance with CO2 emission requirements may include substantial costs for emission allowances, restriction of production and higher prices for coking coal, natural gas and electricity generated by carbon based systems. Because we cannot predict what requirements ultimately will be imposed in the U.S. and Europe, it is difficult to estimate the likely impact on U. S. Steel, but it could be substantial. On March 28, 2017, President Trump signed Executive Order 13783 instructing the Environmental Protection Agency (EPA) to review the Clean Power Plan. On October 16, 2017, the EPA proposed to repeal the Clean Power Plan after reviewing the plan pursuant to President Trump’s executive order. Any repeal and/or replacement of the Clean Power Plan is likely to be challenged by various proponents of the plan, such as environmental groups and certain states. Any impacts to our operations as a result of any future greenhouse gas regulations are not estimable at this time since the matter is unsettled. In any case, to the extent expenditures associated with any greenhouse gas regulation, as with all costs, are not ultimately reflected in the prices of U. S. Steel's products and services, operating results will be reduced. In addition, on April 2, 2018, EPA Administrator Scott Pruitt signed a notice in which the EPA withdrew from its prior January 12, 2017 Final Determination regarding greenhouse gas emission standards for model year (MY) 2022-2025 light duty vehicles. In the April 2, 2018 notice, the EPA provided its new determination that the greenhouse gas emission standards for MY 2022-2025 light duty vehicles are not appropriate in light of the record before the EPA and, therefore, the standards should be revised. The EPA, in partnership with the National Highway Traffic Safety Administration, will initiate a notice and comment rulemaking in a forthcoming Federal Register notice to further consider appropriate standards for MY 2022-2025 light-duty vehicles. California and other states have threatened to sue the EPA over the Agency’s withdrawal of the prior determination. There were no material changes in U. S. Steel’s exposure to European Greenhouse Gas Emissions regulations since December 31, 2017.

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

The EPA is currently in the process of completing a Residual Risk and Technology Review of the Integrated Iron and Steel MACT regulations, Coke MACT regulations, and Taconite Iron Ore Processing MACT regulations as required by the CAA. The EPA is under a court order to complete the Residual Risk and Technology Review of the Integrated Iron and Steel regulations no later than March 13, 2020; and to complete the Residual Risk and Technology Review of the Taconite Iron Ore Processing Regulations by June 30, 2020. Because the EPA has not completed its review, any impacts related to the EPA’s review of these standards cannot be estimated at this time.

On March 12, 2018, the New York State Department of Environmental Conservation (DEC) submitted a CAA Section 126 petition to the EPA. In the petition, the DEC asserts that stationary sources from the following nine states are interfering with attainment or maintenance of the 2008 and 2015 ozone National Ambient Air Quality Standards (NAAQS) in New York state: Illinois, Indiana, Kentucky, Maryland, Michigan, Ohio, Pennsylvania, Virginia, and West Virginia. DEC is requesting the EPA to require sources of nitrogen oxides in the nine states to reduce such emissions. Under the CAA, the EPA has 60-days to approve or deny the petition. While the EPA has not published its response to the petition, EPA approval of the petition could potentially result in increased capital and operating costs to our operations in the states identified in the petition.

The CAA also requires the EPA to develop and implement NAAQS for criteria pollutants, which include, among others, particulate matter (PM) - consisting of PM10 and PM2.5, lead, carbon monoxide, nitrogen dioxide, SO2, and ozone. SO2 is the NAAQS criteria pollutant of most concern to the Company at this time.

In June 2010, the EPA significantly lowered the primary NAAQS for SO2 from 140 parts per billion (ppb) on a 24-hour basis to an hourly standard of 75 ppb. Subsequently, the EPA designated the areas in which Great Lakes Works and Mon Valley Works facilities are located as nonattainment with the 2010 standard for the SO2 NAAQS. The non-attainment designation requires the facilities to implement operational and/or capital improvements to demonstrate attainment with the 2010 standard. In addition, the EPA is currently evaluating the attainment status for all other areas as required by a Consent Decree that the EPA entered with the Sierra Club and the Natural Resources Defense Council in March 2015 pursuant to a lawsuit filed by the non-governmental organizations. U. S. Steel is working with the relevant regulatory agencies in completing the evaluation process as required by the Consent Decree. While U. S. Steel has determined that it will face increased capital, operating and compliance costs, the operational and financial impact of the SO2 NAAQS is not estimated to be material at this time.

In October 2015, the EPA lowered the NAAQS for ozone from 75 ppb to 70 ppb. The EPA has designated certain areas in which we operate as nonattainment with the 2008 ozone standard. In addition, some areas in which we operate have been recommended as nonattainment with the 2015 ozone standard by the respective states. The EPA has yet to act on the nonattainment designation recommendations. On November 16, 2017, the EPA published its initial designations for areas that the EPA is designating as attainment/unclassifiable. The rule lists most areas in which U. S. Steel operates as attainment/unclassifiable. The EPA has yet to publish a notice regarding areas that it intends to designate as nonattainment. In response to a petition presented by a coalition of environmental organizations, on March 12, 2018, the Northern District of California Court ordered the EPA to promulgate 2015 ozone NAAQS designations for the remainder of the country (except an area surrounding San Antonio, Texas) by April 30, 2018. Because nonattainment designations and any implementation plans to bring the ozone nonattainment areas into attainment have yet to be proposed or developed, the operational and financial impact of the ozone NAAQS cannot be reasonably estimated at this time.

On December 14, 2012, the EPA lowered the annual standard for PM2.5 from 15 micrograms per cubic meter (ug/m3) to 12 ug/m3, and retained the PM2.5 24-hour and PM10 NAAQS rules. In December 2014, the EPA designated some areas in which U. S. Steel operates as nonattainment with the 2012 annual PM2.5 standard. On April 6, 2018, the EPA published a notice that Pennsylvania, California and Idaho failed to submit a State Implementation Plan (SIP) to demonstrate attainment with the 2012 fine particulate standard by the deadline established by the CAA. As a result of the notice, Pennsylvania, in which we operate, is required to submit a SIP to the EPA no later than November 7, 2019 to avoid sanctions. Because it is early in the SIP development stages, any impacts to U. S. Steel cannot be reasonably estimated at this time.

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

Environmental Remediation

In the United States, U. S. Steel has been identified as a potentially responsible party (PRP) at seven sites under CERCLA as of March 31, 2018. Of these, there are two sites where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but where sufficient information is not presently available to confirm the existence of liability or to make a reasonable estimate with respect to any potential liabilities. There are also 18 additional sites where U. S. Steel may be liable for remediation costs in excess of $100,000 under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share, is frequently dependent upon the outcome of ongoing investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably estimable. As environmental remediation matters proceed toward ultimate resolution or as remediation obligations arise, charges in excess of those previously accrued may be required.
For further discussion of relevant environmental matters, see "Part II. Other information - Item 1. Legal Proceedings - Environmental Proceedings."
The total accrual for such liabilities at March 31, 2018 was $179 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in Note 16 to the Consolidated Financial Statements.
U. S. Steel is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Consolidated Financial Statements.
OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any new material off-balance sheet arrangements during the first quarter of 2018.

GUIDANCE
We are beginning the second year of our asset revitalization program and we are already seeing benefits from the investments in our assets. It is prudent for us to anticipate the possibility of continued operational volatility for those assets yet to be revitalized. We remain focused on managing operating volatility to ensure we take care of our customers, and the restart of steel making at Granite City will increase our ability to do so. While there is uncertainty about how exclusion requests related to Section 232 will be resolved, we continue to invest in revitalizing our assets and developing innovative customer solutions. We are confident we will deliver our 2020 performance objectives.
Currently, we are experiencing operational challenges at our steelmaking facility at Great Lakes Works that we expect will have an unfavorable EBITDA impact of approximately $30 million on second quarter results. We currently believe that second quarter 2018 adjusted EBITDA will be approximately $400 million, and full-year 2018 adjusted EBITDA will be approximately $1.7 - $1.8 billion.

Please refer to the table below for the reconciliation of Guidance net earnings to adjusted EBITDA.

UNITED STATES STEEL CORPORATION
RECONCILIATION OF ADJUSTED EBITDA GUIDANCE
		Year Ended	Year Ended
	Quarter Ended	Dec. 31	Dec. 31
	June 30	2018	2018
(Dollars in millions)	2018	(Low end of range)	(High end of range)
Reconciliation to Projected Adjusted EBITDA Included in Guidance
Projected net earnings attributable to United States Steel Corporation included in Guidance	$190	$855	$955
Estimated income tax expense	20	40	40
Estimated net interest and other financial costs	67	320	320
Estimated depreciation, depletion and amortization	123	495	495
Granite City Works adjustment to temporary idling charges	—	(10)	(10)
Projected adjusted EBITDA included in Guidance	$400	$1,700	$1,800

We present earnings (loss) before interest, income taxes, depreciation and amortization (EBITDA) and adjusted EBITDA, which are non-GAAP measures, as additional measurements to enhance the understanding of our operating performance. We believe that EBITDA, considered along with net earnings (loss), is a relevant indicator of trends relating to our operating performance and provides management and investors with additional information for comparison of our operating results to the operating results of other companies.

Adjusted EBITDA is a non-GAAP measure that excludes the effects of restructuring charges and significant temporary idling charges. We present adjusted EBITDA to enhance the understanding of our ongoing operating performance and established trends affecting our core operations, by excluding the effects of items such as restructuring charges and significant temporary idling charges that can obscure underlying trends. U. S. Steel's management considers adjusted EBITDA as an alternative measure of operating performance and not as an alternative measure of the Company's liquidity. U. S. Steel’s management considers adjusted EBITDA useful to investors by facilitating a comparison of our operating performance to the operating performance of our competitors. Additionally, the presentation of adjusted EBITDA provides insight into management’s view and assessment of the Company’s ongoing operating performance, because management does not consider the adjusting items when evaluating the Company’s financial performance or in preparing the Company’s annual financial Guidance. Adjusted EBITDA should not be considered a substitute for net earnings (loss) or other financial measures as computed in accordance with U.S. GAAP and is not necessarily comparable to similarly titled measures used by other companies.

INTERNATIONAL TRADE
U. S. Steel continues to face competition from foreign steel producers, many of which are heavily subsidized by their governments and dump steel into our markets. Trade-distorting policies and practices, coupled with global steel overcapacity, impact pricing in our markets and influence the Company's ability to compete on a level playing field. U. S. Steel continues to lead the industry in efforts to address dumped and subsidized steel imports that injure the Company, our workers, and our country’s national and economic security.
On April 19, 2017, the U.S. Department of Commerce (DOC) initiated an investigation under Section 232 of the Trade Expansion Act of 1962 to determine the effects of steel imports on U.S. national security. On May 24, 2017, U. S. Steel testified at the DOC public hearing and remained active throughout the investigation. On January 11, 2018, the DOC submitted its investigation report to the President. On March 8, 2018, the President signed Proclamation 9705 imposing 25 percent tariffs on steel imports from all countries except for Canada and Mexico. On March 19, 2018, the DOC published the requirements and process for companies to request and oppose product exclusions from the 25 percent tariff. Companies have 30 days from the publication of an exclusion request to submit opposition comments, and each request should be adjudicated in roughly 90 days. On March 22, 2018, the President signed Proclamation 9711 temporarily exempting steel imports from Argentina, Australia, Brazil, Canada, the European Union (EU), Mexico, and South Korea from the 25 percent tariffs until May 1, 2018. The U.S. Trade Representative and DOC are currently negotiating possible quotas in lieu of tariffs with certain foreign countries. On April 5, 2018, the U.S. Court of International Trade (CIT) denied Russian steel producer and exporter Severstal‘s request for a temporary restraining order against the imposition of the 25 percent tariffs. The CIT is now considering the merits of Severstal’s constitutional challenge to the 25 percent tariffs. On April 9, 2018, China challenged the Section 232 action by filing requests for consultation with the United States at the World Trade Organization (WTO). China, the EU, India, and Turkey have also requested consultations regarding the Section 232 action under the WTO’s Agreement on Safeguards.
U. S. Steel continues to be actively engaged in relevant administrative reviews, five-year reviews, and appeals of the 54 antidumping (AD) and countervailing duty (CVD) orders covering products U. S. Steel produces before the DOC, U.S. International Trade Commission (USITC), the CIT, and the U.S. Court of Appeals for the Federal Circuit.
On December 5, 2017, in response to circumvention petitions filed by U. S. Steel and other domestic steel producers in September 2016, the DOC preliminarily found that imports of cold-rolled and galvanized steel made from Chinese substrate are covered by the AD/CVD orders on such imports from China. As a result of the preliminary determination, U.S. imports of cold-rolled steel from Vietnam made from Chinese hot-rolled steel are subject to 522.23% cash deposit requirements and U.S. imports of galvanized steel from Vietnam made from Chinese hot- or cold-rolled steel are subject to 238.48% cash deposit requirements, both retroactive to November 4, 2016. The DOC's final circumvention determinations are expected May 3, 2018.
In April 2016, U. S. Steel launched a case under Section 337 of the Tariff Act of 1930 against several Chinese producers and their distributors. The complaint alleged three causes of action: 1) illegal conspiracy to fix prices and control output and export volumes; 2) the theft of trade secrets through industrial espionage; and 3) circumvention of duties by false labeling of the steel’s origin and transshipment (FDO). On May 26, 2016, the USITC instituted an investigation on all three causes of action. On February 15, 2017, U. S. Steel voluntarily withdrew the trade secrets claim preserving its right to resurrect the claim when additional information becomes available. On October 2, 2017, the Administrative Law Judge assigned to the case terminated the FDO claim. On March 19, 2018, the USITC terminated the price fixing claim. The entire claim was officially terminated on April 9, 2018. The Company has elected not to pursue an appeal.
On December 12, 2016, China filed a complaint at the WTO against the U.S. and the EU alleging that the U.S. and EU are violating their treaty obligations by continuing to use the non-market economy (NME) methodology for price comparisons in antidumping duty investigations and reviews. On April 3, 2017, the DOC issued a notice requesting comments and information on whether China should continue to be treated as a NME country under U.S. AD laws. U. S. Steel and other domestic producers submitted comments to the DOC on May 10, 2017. On October 26, 2017, the DOC issued a memorandum concluding that it will continue to use the NME methodology for AD proceedings involving imports from China because the state continues to fundamentally distort China’s economy. China then requested additional consultations with the U.S. regarding its WTO complaint. The outcome of these WTO disputes may impact U.S. AD orders on Chinese goods, including many steel products.
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
There were no material changes in U. S. Steel's exposure to market risk from December 31, 2017.

Item 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2018. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION
SUPPLEMENTAL STATISTICS (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2018	2017
SEGMENT EARNINGS (LOSS) BEFORE INTEREST AND INCOME TAXES:
Flat-Rolled	$33	$(88)
U. S. Steel Europe	110	87
Tubular	(27)	(57)
Total reportable segments	116	(58)
Other Businesses	11	13
Items not allocated to segments:
Granite City Works adjustment to temporary idling charges	10	—
Loss on shutdown of certain tubular assets	—	(35)
Total earnings (loss) before interest and income taxes	$137	$(80)
CAPITAL EXPENDITURES
Flat-Rolled	$176	$25
U. S. Steel Europe	21	14
Tubular	11	7
Other Businesses	—	1
Total	$208	$47
OPERATING STATISTICS
Average realized price: ($/net ton) (a)
Flat-Rolled	$740	$719
U. S. Steel Europe	707	594
Tubular	1,387	1,097
Steel Shipments:(a)(b)
Flat-Rolled	2,534	2,404
U. S. Steel Europe	1,127	1,109
Tubular	179	144
Intersegment Shipments:(b)
Flat-Rolled to Tubular	67	—
U. S. Steel Europe to Flat-Rolled	—	22
Raw Steel Production:(b)
Flat-Rolled	2,784	2,714
U. S. Steel Europe	1,292	1,258
Raw Steel Capability Utilization: (c)
Flat-Rolled	66%	65%
U. S. Steel Europe	105%	102%

(a)	Excludes intersegment transfers.

(b)	Thousands of net tons.

(c)	Based on annual raw steel production capability of 17.0 million net tons for Flat-Rolled and 5.0 million net tons for USSE.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
GENERAL LITIGATION

In April 2016, U. S. Steel launched a case under Section 337 of the Tariff Act of 1930 against several Chinese producers and their distributors. The complaint alleged three causes of action: 1) illegal conspiracy to fix prices and control output and export volumes; 2) the theft of trade secrets through industrial espionage; and 3) circumvention of duties by false labeling of the steel’s origin and transshipment (FDO). On May 26, 2016, the USITC instituted an investigation on all three causes of action. On February 15, 2017, U. S. Steel voluntarily withdrew the trade secrets claim preserving its right to resurrect the claim when additional information becomes available. On October 2, 2017, the Administrative Law Judge (ALJ) assigned to the case terminated the FDO claim. On March 19, 2018, the USITC terminated the price fixing claim. The entire claim was officially terminated on April 9, 2018. The Company has elected not to pursue an appeal.
On April 11, 2017, there was a process waste water release at our Midwest Plant (Midwest) in Portage, Indiana that impacted a water outfall that discharges to Burns Waterway near Lake Michigan. U. S. Steel identified the source of the release and made the necessary repairs. We determined that all repairs were safely working as intended and, on April 14, 2017, resumed operations in a controlled, phased and highly monitored approach with extensive input from participating government agencies. The Company has since implemented substantial operational, process and notification improvements at Midwest. The Company has been presented with cost reimbursements, loss of use and penalty requests from the involved governmental agencies. Separately, the Company was placed on notice of potential citizens’ enforcement suits regarding the April 2017 incident and other historical alleged Clean Water Act and Permit violations at Midwest. In January of 2018, The Surfrider Foundation and the City of Chicago initiated suits in the Northern District of Indiana alleging such violations. On April 2, 2018 the United States and the State of Indiana initiated a separate action against the Company and lodged a Consent Decree negotiated between U. S. Steel and the relevant governmental agencies consisting of all material terms to resolve the Clean Water Act and NPDES violations at the Midwest Plant. The Surfrider Foundation and the City of Chicago agreed to stay their actions pending finalization of the Consent Decree which is currently open to public comment.
On August 9, 2017, the Minnesota Pollution Control Agency (MPCA) issued rulemaking proposals to replace the current sulfate standard with an equation-based standard. As part of the rulemaking process, an ALJ was appointed to preside over public hearings and comments. The Company and others challenged the standards and presented evidence that the standards were unsupported by science and that the MPCA failed to consider associated costs as part of the rulemaking process.  On January 9, 2018, the ALJ rejected the MPCA’s proposals, concluding that the MPCA failed to comply with state law requirements for drafting and adopting a new standard, that portions of the rule were unsupported by the MPCA’s evidence and that the MPCA proposal was unconstitutional due to vagueness. On March 28, 2018, the MPCA submitted comments to the Chief ALJ seeking revisions to these determinations.
On October 2, 2017, an Amended Shareholder Class Action Complaint was filed in Federal Court in the Western District of Pennsylvania consolidating previously-filed actions. Separately, four related shareholder derivative lawsuits were filed in State and Federal courts in Pittsburgh, Pennsylvania. The underlying consolidated class action lawsuit alleges that U. S. Steel, certain current and former officers, an upper level manager of the Company and the financial Underwriters who participated in the August 2016 secondary public offering violated federal securities laws in making false statements and/or failing to discover and disclose material information regarding the financial condition of the Company. The lawsuit claims that this conduct caused a prospective class of plaintiffs to sustain damages during the period from January 27, 2016 to April 25, 2017 as a result of the prospective class purchasing the Company's common stock at artificially inflated prices and/or suffering losses when the price of the common stock dropped. The derivative lawsuits generally make the same allegations against the same officers and also allege that certain current and former members of the Board of Directors failed to exercise appropriate control and oversight over the Company and were unjustly compensated. They seek to recover losses that were allegedly sustained. The Company is vigorously defending these matters.
ENVIRONMENTAL PROCEEDINGS

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of March 31, 2018, under federal and state environmental laws. Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

As of March 31, 2018, U. S. Steel has received information requests or been identified as a PRP at a total of seven CERCLA sites, two of which have liabilities that have not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at the other five sites will be between $100,000 and $1 million for four of the sites, and over $5 million for one site as described below.

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

While work continues on completion of the remedial design and educating the public and key stakeholders on the details of the plan, there has been no material change in the status of the project during the three months ended March 31, 2018. Additional study, investigation, design, oversight costs, and implementation of U. S. Steel's preferred remedial alternatives on the upland property and Estuary are currently estimated as of March 31, 2018 at approximately $47 million.

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

Gary Works

On October 23, 1998, the Environmental Protection Agency (EPA) issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measures Study (CMS) and Corrective Measure Implementation. While work continues on several items, there has been no material change in the status of the project during the three months ended March 31, 2018. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $25 million as of March 31, 2018, based on our current estimate of known remaining costs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). While preliminary approval of the conceptual CAMU design has been granted by the UDEQ, there has been no material change in the status of the project during the three months ended March 31, 2018. U. S. Steel has an accrued liability of approximately $63 million as of March 31, 2018, for our estimated share of the remaining costs of remediation.

USS-POSCO Industries (UPI)

A joint venture in Pittsburg, California between subsidiaries of U. S. Steel and POSCO, UPI's facilities were previously owned and operated solely by U. S. Steel which retains primary responsibility for the existing environmental conditions. Work continues to monitor the impacts of the remedial plan implemented in 2016 to address groundwater impacts from trichloroethylene at SWMU 4. Evaluations continue for the three SWMUs known as the Northern Boundary Group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As such, there has been no material change in the status of the project during the three months ended March 31, 2018. As of March 31, 2018, approximately $1 million has been accrued for ongoing environmental studies, investigations and remedy monitoring. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, the EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) in December 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management, with the approval of the EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. While work continues on different aspects of the program, there has been no material change in the status of the project during the three months ended March 31, 2018. In total, the accrued liability for remaining work under the Corrective Action Program, was approximately $257,000 at March 31, 2018. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairless Plant

In April 1993, U. S. Steel entered into a consent order with the EPA pursuant to RCRA, under which U. S. Steel would perform Interim Measures (IM), an RFI and CMS at our Fairless Plant. A Phase I RFI Final Report was submitted in September of 1997. With EPA’s agreement, in lieu of conducting subsequent phases of the RFI and the CMS, U. S. Steel has been working through the Pennsylvania Department of Environmental Protection Act 2 Program to characterize and remediate facility parcels for redevelopment. While work continues on these items, there has been no material change in the status of the project during the three months ended March 31, 2018. As of March 31, 2018, the accrued liability to maintain the interim measures, and clear properties through the Act 2 process is approximately $340,000. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel and the Ohio Environmental Protection Agency (OEPA) commenced discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Areas of Contamination was submitted in March 2012. While discussions continue with OEPA on the Phase II RFI report that addresses additional investigations of soil, site wide groundwater and the pipe mill lagoon, there has been no material change in the status of the project during the three months ended March 31, 2018. As of March 31, 2018, costs to complete additional projects are estimated to be approximately $101,000. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Joliet Works

The 50-acre parcel at the former Joliet Works is enrolled in the Illinois Environmental Protection Agency’s (IEPA) voluntary Site Remediation Program (the Program). The Program requires investigation and establishment of cleanup objectives followed by submission/approval of a Remedial Action Plan to meet those objectives. The 50-acre parcel was divided into four (4) subareas with remedial activities completed in 2015 for three (3) of the subareas. While work continues to define the requirements for further investigation of the remaining subarea, there has been no material change in the status of the project during the three months ended March 31, 2018. U. S. Steel has an accrued liability of $287,000 as of March 31, 2018. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Cherryvale (KS) Zinc

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation of the site proper was essentially completed in 2007. The Consent Order was amended on May 3, 2013, to require investigation (but not remediation) of potential contamination beyond the boundary of the former zinc smelting operation. On November 22, 2016, KDHE approved a State Cooperative Final Agency Decision Statement that identified the remedy selected to address potential contamination beyond the boundary of the former zinc smelting site. Work continues on finalizing the Removal Action Design Plan as well as institutional controls required under the Plan. As of March 31, 2018, an accrual of approximately $349,000 remains available for addressing these outstanding issues. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

South Works

On August 29, 2017, U. S. Steel was notified by the U.S. Coast Guard of a sheen on the water in the North Vessel Slip at our former South Works in Chicago, Illinois.  U. S. Steel has been working with the IEPA under their voluntary Site Remediation Program since 1993 to evaluate the condition of the property including the North Vessel Slip. The result of this cooperative effort has been the issuance of a series of “No Further Remediation” (NFR) notices to U. S. Steel including one specific to the North Vessel Slip. U. S. Steel has notified the IEPA of the potential changed condition and is working closely with the IEPA and the U. S. Coast Guard to determine the source of the sheen and options to address the issue. U. S. Steel has an accrued liability of $50,000 as of March 31, 2018.

Air Related Matters

Great Lakes Works

In June 2010, the EPA significantly lowered the primary National Ambient Air Quality Standards (NAAQS) for SO2 from 140 parts per billion (ppb) on a 24-hour basis to an hourly standard of 75 ppb. Based upon the 2009-2011 ambient air monitoring data, the EPA designated the area in which Great Lakes Works is located as nonattainment with the 2010 SO2 NAAQS.

As result, the Michigan Department of Environmental Quality (MDEQ) must submit a SIP to the EPA that demonstrates that the entire nonattainment area (and not just the monitor) will be in attainment by October 2018 by using conservative air dispersion modeling.  U. S. Steel met with MDEQ on multiple occasions and had offered reduction plans to MDEQ but the parties could not agree to a plan. MDEQ, instead promulgated Rule 430 which was solely directed at U. S. Steel.  The Company challenged Rule 430 before the Michigan Court of Claims who by Order dated October 4, 2017, granted the Company’s motion for summary disposition voiding Rule 430 finding that it violated rule-making provisions of the Michigan Administrative Procedures Act and Michigan Constitution. Since Rule 430 has been invalidated, EPA has indicated that it would promulgate a Federal Implementation Plan (FIP). Because development of the FIP is in the early stages, the impacts of the nonattainment designation to the Company are not estimable at this time.

On January 31, 2018, U. S. Steel received a Violation Notice from MDEQ in which MDEQ alleges that U. S. Steel exceeded the applicable six-minute opacity standard at the B2 Blast Furnace Casthouse on October 25, 2017. U. S. Steel responded to the notice on February 21, 2018. No penalty has been assessed.

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

Minnesota Ore Operations

On February 6, 2013, the EPA published a FIP that applies to taconite facilities in Minnesota. The FIP establishes and requires emission limits and the use of low NOx reduction technology on indurating furnaces as Best Available Retrofit Technology. While U. S. Steel installed low NOx burners on three furnaces at Minntac and is currently obligated to install low NOx burners on the two other furnaces at Minntac pursuant to existing agreements and permits, the rule would require the installation of a low NOx burner on the one furnace at Keetac for which U. S. Steel did not have an otherwise existing obligation. U. S. Steel estimates expenditures associated with the installation of low NOx burners of as much as $25 to $30 million. In 2013, U. S. Steel filed a petition for administrative reconsideration to the EPA and a petition for judicial review of the 2013 FIP and denial of the Minnesota SIP to the Eighth Circuit. In April 2016, the EPA promulgated a revised FIP with the same substantive requirements for U. S. Steel. In June 2016, U. S. Steel filed a petition for administrative reconsideration of the 2016 FIP to the EPA and a petition for judicial review of the 2016 FIP before the Eighth Circuit Court of Appeals. While the proceedings regarding the petition for judicial review of the 2013 FIP remained stayed, oral arguments regarding the petition for judicial review of the 2016 FIP were heard by the Eighth Circuit Court of Appeals on November 15, 2017. Thus, both petitions for judicial review remain with the Eighth Circuit. On December 4, 2017, EPA published a notification in the Federal Register in which the EPA denied U. S. Steel’s administrative petitions for reconsideration and stay of the 2013 FIP and 2016 FIP. On February 1, 2018, U. S. Steel filed a petition for judicial review of EPA’s denial of the administrative petitions for reconsideration to the 8th Circuit Court of Appeals. U. S. Steel continues to defend its petitions while pursuing a resolution that would include an equitable revision to the FIP.

Mon Valley Works

On November 9, 2017, EPA Region III and Allegheny County Health Department (ACHD) jointly issued a Notice of Violation (NOV) regarding the Company’s Edgar Thomson facility in Braddock, PA. In addition, on November 20, 2017, ACHD issued a separate, but related NOV to the Company regarding the Edgar Thomson facility. In the NOVs, based upon their inspections and review of documents collected throughout the last two years, the agencies allege that the Company has violated the Clean Air Act by exceeding the allowable visible emission standards from certain operations during isolated events. In addition, the agencies allege that the Company has violated certain maintenance, reporting, and recordkeeping requirements. U. S. Steel met with EPA Region III and ACHD on December 18, 2017. EPA Region III and ACHD have issued a Clean Air Act Section 114 Request to U. S. Steel as part of its investigation. U. S. Steel is in the process of responding to the request and continues to cooperate with the authorities. U. S. Steel continues to negotiate a potential resolution of the matter.

On March 2, 2018, U. S. Steel received an Administrative Order from the ACHD, in which ACHD alleges that U. S. Steel did not comply with its emission limits for SO2 at the C Battery Quench Tower during a stack test that occurred in November 2017. To date, no penalty has been assessed. U. S. Steel is currently reviewing relevant information regarding the process and test. U. S. Steel will meet with ACHD to discuss resolution.

On March 12, 2018, U. S. Steel received an Administrative Order from the ACHD, in which ACHD alleges that U. S. Steel violated applicable visible emission standards from coke plant lids, doors, and offtakes at its Clairton facility during the third quarter of 2017. In the Order, ACHD assesses a civil penalty of $490,125. U. S. Steel met with ACHD on April 3, 2018 to discuss resolution and continues to work toward settlement.

On April 4, 2018, U. S. Steel received an Enforcement Order from the ACHD, in which the Department alleges that during two separate incidents that were to have occurred in February and March 2016, U. S. Steel conducted certain asbestos-related activities without a license or permit and otherwise in violation of Federal and County regulations. According to the Order, the allegations are based on ACHD’s review of OSHA’s records regarding the same alleged incidents that U. S. Steel resolved with OSHA in 2016. In the Order, ACHD assesses a penalty of $263,575. U. S. Steel is currently reviewing the Enforcement Order. U. S. Steel plans to discuss resolution with ACHD.
ASBESTOS LITIGATION
As of March 31, 2018, U. S. Steel was a defendant in approximately 773 active cases involving approximately 3,320 plaintiffs. The vast majority of these cases involve multiple defendants. At December 31, 2017, U. S. Steel was a defendant in approximately 820 active cases involving approximately 3,315 plaintiffs. About 2,547, or approximately 77 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.
The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2015	3,455	415	275	3,315
December 31, 2016	3,315	225	250	3,340
December 31, 2017	3,340	275	250	3,315
March 31, 2018	3,315	70	75	3,320

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

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

10.1	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Annual Grant)

10.2	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Retention Grant)

10.3	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (TSR Grant)

10.4	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (ROCE Grant)

10.5
Administrative Procedures for the Executive Management Annual Compensation Incentive Program under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan as approved on February 27, 2018

10.6	United States Steel Deferred Compensation Program for Non-Employee Directors, as amended April 24, 2018

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
April 27, 2018
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.