Form 10-Q
period 2018-06-30
UNITED STATES STEEL CORP
filed 2018-08-02
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
Yes     No ✓

Common stock outstanding at July 27, 2018 – 177,223,476 shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains information that may constitute ”forward-looking statements” within the meaning of Section 27 of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections. Generally, we have identified such forward-looking statements by using the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “target,” “forecast,” “aim,” "should," “will” and similar expressions or by using future dates in connection with any discussion of, among other things, operating performance, trends, events or developments that we expect or anticipate will occur in the future, statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts, but instead represent only the Company’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as of the time made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to the risks and uncertainties described in this report and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

References in this Quarterly Report on Form 10-Q to "U. S. Steel," "the Company," "we," "us," and "our" refer to United States Steel Corporation and its consolidated subsidiaries unless otherwise indicated by the context.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2018	2017	2018	2017
Net sales:
Net sales	$3,242	$2,787	$6,063	$5,199
Net sales to related parties (Note 20)	367	357	695	670
Total (Note 5)	3,609	3,144	6,758	5,869
Operating expenses (income):
Cost of sales (excludes items shown below)	3,121	2,723	5,929	5,282
Selling, general and administrative expenses	92	67	170	148
Depreciation, depletion and amortization	130	121	258	258
Earnings from investees	(19)	(16)	(22)	(20)
Gain associated with retained interest in U. S. Steel Canada Inc. (Note 23)	—	(72)	—	(72)
Restructuring and other charges (Note 21)	—	(1)	—	32
Net gain on disposal of assets	(17)	—	(16)	(1)
Other expense (income), net	1	(5)	1	(5)
Total	3,308	2,817	6,320	5,622
Earnings before interest and income taxes	301	327	438	247
Interest expense	43	55	93	113
Interest income	(5)	(4)	(10)	(8)
Loss on debt extinguishment (Note 9)	28	1	74	1
Other financial (benefits) costs	(8)	16	2	25
Net periodic benefit cost (other than service cost) (Note 3) (a)	17	14	34	32
Net interest and other financial costs (Note 9)	75	82	193	163
Earnings before income taxes	226	245	245	84
Income tax provision (benefit) (Note 11)	12	(16)	13	3
Net earnings	214	261	232	81
Less: Net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to United States Steel Corporation	$214	$261	$232	$81
Earnings per common share (Note 12):
Earnings per share attributable to United States Steel Corporation stockholders:
-Basic	$1.21	$1.49	$1.32	$0.46
-Diluted	$1.20	$1.48	$1.30	$0.46
(a) Represents postretirement benefit expense as a result of the adoption of Accounting Standards Update 2017-07, Compensation - Retirement Benefits on January 1, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Net earnings	$214	$261	$232	$81
Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments	(87)	82	(47)	105
Changes in pension and other employee benefit accounts	47	46	93	92
Changes in derivative financial instruments	(3)	(3)	(19)	(3)
Total other comprehensive (loss) income, net of tax	(43)	125	27	194
Comprehensive income including noncontrolling interest	171	386	259	275
Comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive income attributable to United States Steel Corporation	$171	$386	$259	$275

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents (Note 6)	$1,231	$1,553
Receivables, less allowance of $28 and $28	1,430	1,173
Receivables from related parties (Note 20)	226	206
Inventories (Note 13)	1,848	1,738
Other current assets	77	85
Total current assets	4,812	4,755
Property, plant and equipment	15,378	15,086
Less accumulated depreciation and depletion	10,977	10,806
Total property, plant and equipment, net	4,401	4,280
Investments and long-term receivables, less allowance of $11 and $11	498	480
Intangibles – net (Note 7)	162	167
Deferred income tax benefits (Note 11)	56	56
Other noncurrent assets	129	124
Total assets	$10,058	$9,862
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$2,239	$2,096
Accounts payable to related parties (Note 20)	92	74
Payroll and benefits payable	386	347
Accrued taxes	135	132
Accrued interest	46	69
Current portion of long-term debt (Note 15)	4	3
Total current liabilities	2,902	2,721
Long-term debt, less unamortized discount and debt issuance costs (Note 15)	2,541	2,700
Employee benefits	692	759
Deferred income tax liabilities (Note 11)	6	6
Deferred credits and other noncurrent liabilities	311	355
Total liabilities	6,452	6,541
Contingencies and commitments (Note 22)
Stockholders’ Equity (Note 18):
Common stock (177,179,937 and 176,424,554 shares issued) (Note 12)	177	176
Treasury stock, at cost (31,240 shares and 1,203,344 shares)	(1)	(76)
Additional paid-in capital	3,900	3,932
Retained earnings	347	133
Accumulated other comprehensive loss (Note 19)	(818)	(845)
Total United States Steel Corporation stockholders’ equity	3,605	3,320
Noncontrolling interests	1	1
Total liabilities and stockholders’ equity	$10,058	$9,862

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2018	2017
Increase (decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net earnings	$232	$81
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	258	258
Gain associated with retained interest in U. S. Steel Canada Inc. (Note 23)	—	(72)
Restructuring and other charges (Note 21)	—	32
Loss on debt extinguishment (Note 9)	74	1
Provision for doubtful accounts	1	1
Pensions and other postretirement benefits	37	31
Deferred income taxes (Note 11)	(1)	2
Net gain on disposal of assets	(16)	(1)
Equity investee earnings, net of distributions received	(19)	(16)
Changes in:
Current receivables	(294)	(172)
Inventories	(123)	(125)
Current accounts payable and accrued expenses	175	98
Income taxes receivable/payable	(3)	20
Bank checks outstanding	8	7
All other, net	(36)	98
Net cash provided by operating activities	293	243
Investing activities:
Capital expenditures	(381)	(120)
Disposal of assets	1	—
Investments, net	(1)	—
Net cash used in investing activities	(381)	(120)
Financing activities:
Issuance of long-term debt, net of financing costs (Note 15)	640	—
Repayment of long-term debt (Note 15)	(874)	(108)
Dividends paid	(18)	(18)
Receipt from exercise of stock options	33	13
Taxes paid for equity compensation plans (Note 10)	(8)	(10)
Net cash used in financing activities	(227)	(123)
Effect of exchange rate changes on cash	(10)	10
Net (decrease) increase in cash, cash equivalents and restricted cash	(325)	10
Cash, cash equivalents and restricted cash at beginning of year (Note 6)	1,597	1,555
Cash, cash equivalents and restricted cash at end of period (Note 6)	$1,272	$1,565

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
2.    New Accounting Standards
In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). ASU 2018-02 allows a reclassification from Accumulated Other Comprehensive Income to Retained Earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein. Early adoption of ASU 2018-02 is permitted. U. S. Steel is currently assessing the impact of the ASU, but does not believe this ASU will have a material impact on its overall Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which adds an impairment model that is based on expected losses rather than incurred losses. Under ASU 2016-13, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective for public companies for fiscal years beginning after December 15, 2019 including interim reporting periods, with early adoption permitted. U. S. Steel is currently assessing the impact of the ASU, but does not believe this ASU will have a material impact on its overall Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). ASU 2016-02 supersedes prior lease accounting guidance. Under ASU 2016-02, for operating leases, a lessee should recognize in its statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term; recognize a single lease cost, which is allocated over the lease term, generally on a straight line basis, and classify all cash payments within operating activities in the statement of cash flows. For financing leases, a lessee is required to recognize a right-of-use asset and a lease liability; recognize interest on the lease liability separately from amortization of the right-of-use asset, and classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. In addition, at the inception of a contract, an entity should determine whether the contract is or contains a lease. ASU 2016-02 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, using a modified retrospective approach. U. S. Steel is completing its inventory of leases and developing an estimated impact of the financial statement implications of adopting ASU 2016-02, which will include recognizing the lease liability and related right-of-use asset on our balance sheet.
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
In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting (ASU 2017-09). The amendments included in ASU 2017-09 provide guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. On January 1, 2018, U. S. Steel adopted the provisions of ASU 2017-09 and the adoption did not have an impact on its Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (ASU 2017-07). ASU 2017-07 requires an employer who offers defined benefit and postretirement benefit plans to report the service cost component of the net periodic benefit cost in the same line item or items as other compensation cost arising from services rendered by employees during the period. The other components of net periodic benefit costs are required to be presented on a retrospective basis in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The ASU also allows for the service cost component of net periodic benefit cost to be eligible for capitalization into inventory when applicable. ASU 2017-07 was effective for periods beginning after December 15, 2017, including interim periods within those annual periods; early adoption was permitted. U. S. Steel adopted ASU 2017-07 on January 1, 2018. U. S. Steel has historically capitalized the service cost component of net periodic benefit cost into inventory, when applicable, and will continue to do so prospectively.

The effect of the retrospective presentation change related to the net periodic benefit cost of our defined benefit pension and other post-employment benefits (OPEB) plans on our consolidated statement of operations was as follows:

	Three Months Ended June 30, 2017
Statement of Operations (In millions)	As Revised	Previously Reported	Effect of Change Higher/(Lower)
Cost of Sales	$2,723	$2,725	$(2)
Selling, general and administrative expenses	67	79	(12)
Net periodic benefit cost (other than service cost)	14	—	14

	Six Months Ended June 30, 2017
Statement of Operations (In millions)	As Revised	Previously Reported	Effect of Change Higher/(Lower)
Cost of Sales	$5,282	$5,286	$(4)
Selling, general and administrative expenses	148	176	(28)
Net periodic benefit cost (other than service cost)	32	—	32

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18). The ASU reduced diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows by including restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. On January 1, 2018, U. S. Steel adopted the provisions of ASU 2016-18 using a retrospective transition method. As a result, the Change in Restricted Cash, Net line that was included in the Investing Activities section of the Consolidated Statement of Cash Flows has been eliminated as changes in restricted cash are now included in the beginning-of-period and end-of-period total cash, cash equivalents and restricted cash amounts. Expanded disclosures have been included, which describe the components of cash shown on the Company's Consolidated Statements of Cash Flows. See Note 6 for further details.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 reduced diversity in practice in how certain transactions are classified in the statement of cash flows by addressing eight specific cash receipt and cash payment issues. On January 1, 2018, U. S. Steel adopted the provisions of ASU 2016-15 using a retrospective transition method. As a result, all payments to extinguish debt will now be presented as cash outflows from financing activities on our Consolidated Statement of Cash Flows in accordance with ASU 2016-15. U. S. Steel has historically presented make-whole premiums as cash outflows from operating activities. The other cash receipt and cash payment items addressed in ASU 2016-15 did not have an impact on the Company’s Consolidated Statement of Cash Flows. Since payments to extinguish debt during the six months ended June 30, 2017 were immaterial, there was no retrospective adjustment to our Consolidated Statement of Cash Flows. Additionally, the Company has elected to use the cumulative earnings approach as defined in ASU 2016-15 to classify distributions received from equity method investees.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). ASU 2014-09 and its related amendments (Revenue Recognition Standard) outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most previous revenue recognition guidance. On January 1, 2018, U. S. Steel adopted the Revenue Recognition Standard using the full retrospective method. Generally, U. S. Steel’s performance obligations are satisfied, control of our products is transferred, and revenue is recognized at a single point in time. The adoption did not have a financial statement impact to U. S. Steel but did result in expanded disclosures. See Note 5 for further details.
4.    Segment Information
U. S. Steel has three reportable segments: (1) Flat-Rolled Products (Flat-Rolled), which consists of the following three commercial entities that directly interact with our customers and service their needs: (i) automotive solutions, (ii) consumer solutions, and (iii) industrial, service center and mining solutions; (2) U. S. Steel Europe (USSE); and (3) Tubular Products (Tubular). The results of our railroad and real estate businesses that do not constitute reportable segments are combined and disclosed in the Other Businesses category.
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

The results of segment operations for the three months ended June 30, 2018 and 2017 are:

(In millions) Three Months Ended June 30, 2018	Customer Sales	Intersegment Sales	Net Sales	Earnings from investees	Earnings (loss) before interest and income taxes
Flat-Rolled	$2,435	$59	$2,494	$17	$224
USSE	848	15	863	—	115
Tubular	309	2	311	2	(35)
Total reportable segments	3,592	76	3,668	19	304
Other Businesses	17	32	49	—	17
Reconciling Items and Eliminations	—	(108)	(108)	—	(20)
Total	$3,609	$—	$3,609	$19	$301

Three Months Ended June 30, 2017
Flat-Rolled	$2,151	$92	$2,243	$14	$220
USSE	740	12	752	—	55
Tubular	234	—	234	2	(29)
Total reportable segments	3,125	104	3,229	16	246
Other Businesses	19	29	48	—	9
Reconciling Items and Eliminations	—	(133)	(133)	—	72
Total	$3,144	$—	$3,144	$16	$327

The results of segment operations for the six months ended June 30, 2018 and 2017 are:

(In millions) Six Months Ended June 30, 2018	Customer Sales	Intersegment Sales	Net Sales	Earnings from investees	Earnings (loss) before interest and income taxes
Flat-Rolled	$4,482	$116	$4,598	$19	$257
USSE	1,671	16	1,687	—	225
Tubular	575	2	577	3	(62)
Total reportable segments	6,728	134	6,862	22	420
Other Businesses	30	63	93	—	28
Reconciling Items and Eliminations	—	(197)	(197)	—	(10)
Total	$6,758	$—	$6,758	$22	$438

Six Months Ended June 30, 2017
Flat-Rolled	$4,016	$113	$4,129	$17	$132
USSE	1,413	24	1,437	—	142
Tubular	405	1	406	3	(86)
Total reportable segments	5,834	138	5,972	20	188
Other Businesses	35	60	95	—	22
Reconciling Items and Eliminations	—	(198)	(198)	—	37
Total	$5,869	$—	$5,869	$20	$247
The following is a schedule of reconciling items to consolidated earnings (loss) before interest and income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Items not allocated to segments:
Gain on equity investee transactions	$18	$—	$18	$—
Granite City Works restart costs	(36)	—	(36)	—
Granite City Works adjustment to temporary idling charges	(2)	—	8	—
Loss on shutdown of certain tubular assets (a)	—	—	—	(35)
Gain associated with retained interest in U. S. Steel Canada Inc. (Note 23)	—	72	—	72
Total reconciling items	$(20)	$72	$(10)	$37
(a) Included in Restructuring and other charges in the Consolidated Statement of Operations. See Note 21 to the Consolidated Financial Statements.

5.     Revenue

Revenue is generated primarily from contracts to produce, ship and deliver steel products, and to a lesser extent, to deliver raw materials such as iron ore pellets, to deliver coke by-products and for railroad services and real estate sales. Generally, U. S. Steel’s performance obligations are satisfied, control of our products is transferred, and revenue is recognized at a single point in time, when title transfers to our customer for product shipped or when services are provided. Revenues are recorded net of any sales incentives. Shipping and other transportation costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Costs related to obtaining sales contracts are incidental and are expensed when incurred. Because customers are invoiced at the time title transfers and U. S. Steel’s right to consideration is unconditional at that time, U. S. Steel does not maintain contract asset balances. Additionally, U. S. Steel does not maintain contract liability balances, as performance obligations are satisfied prior to customer payment for product. U. S. Steel offers industry standard payment terms.

U. S. Steel has three reportable segments: Flat-Rolled, USSE and Tubular. Flat-Rolled primarily generates revenue from sheet and coated product sales to North American customers. Flat-Rolled also sells iron ore pellets and coke making by-products. USSE sells slabs, sheet, strip mill plate, coated products and spiral welded pipe to customers primarily in the Eastern European market. Tubular sells seamless and electric resistance welded (ERW) steel casing and tubing (commonly known as oil country tubular goods or OCTG), standard and line pipe and mechanical tubing and primarily serves customers in the oil, gas and petrochemical markets. Revenue from our railroad and real estate businesses is reported in the Other Businesses category in our segment reporting structure. The following tables disaggregate our revenue by product for each of our reportable business segments for the three and six months ended June 30, 2018 and 2017, respectively:

Net Sales by Product

(In millions) Three Months Ended June 30, 2018	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$1	$52	$—	$—	$53
Hot-rolled sheets	640	339	—	—	979
Cold-rolled sheets	735	104	—	—	839
Coated sheets	797	310	—	—	1,107
Tubular products	—	13	299	—	312
All Other (a)	262	30	10	17	319
Total	$2,435	$848	$309	$17	$3,609
(a) Consists primarily of sales of raw materials and coke making by-products.

(In millions) Three Months Ended June 30, 2017	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$—	$77	$—	$—	$77
Hot-rolled sheets	562	280	—	—	842
Cold-rolled sheets	579	77	—	—	656
Coated sheets	756	272	—	—	1,028
Tubular products	—	10	226	—	236
All Other (a)	254	24	8	19	305
Total	$2,151	$740	$234	$19	$3,144
(a) Consists primarily of sales of raw materials and coke making by-products.

(In millions) Six Months Ended June 30, 2018	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$10	$89	$—	$—	$99
Hot-rolled sheets	1,212	692	—	—	1,904
Cold-rolled sheets	1,374	202	—	—	1,576
Coated sheets	1,503	607	—	—	2,110
Tubular products	—	25	558	—	583
All Other (a)	383	56	17	30	486
Total	$4,482	$1,671	$575	$30	$6,758
(a) Consists primarily of sales of raw materials and coke making by-products.

(In millions) Six Months Ended June 30, 2017	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$1	$104	$—	$—	$105
Hot-rolled sheets	982	589	—	—	1,571
Cold-rolled sheets	1,185	156	—	—	1,341
Coated sheets	1,504	507	—	—	2,011
Tubular products	—	19	388	—	407
All Other (a)	344	38	17	35	434
Total	$4,016	$1,413	$405	$35	$5,869
(a) Consists primarily of sales of raw materials and coke making by-products.
6.     Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within U. S. Steel's Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows:

(In millions)	June 30, 2018	June 30, 2017
Cash and cash equivalents	$1,231	$1,522
Restricted cash in other current assets	5	1
Restricted cash in other noncurrent assets	36	42
Total cash, cash equivalents and restricted cash	$1,272	$1,565

Amounts included in restricted cash represent cash balances which are legally or contractually restricted, primarily for environmental capital expenditure projects and insurance purposes.

7.     Intangible Assets
Intangible assets that are being amortized on a straight-line basis over their estimated useful lives are detailed below:

		As of June 30, 2018			As of December 31, 2017
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22 Years	$132	$67	$65	$132	$64	$68
Patents	10-15 Years	22	6	16	22	5	17
Other	4-20 Years	14	8	6	15	8	7
Total amortizable intangible assets		$168	$81	$87	$169	$77	$92
Identifiable intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying values may not be recoverable.
Amortization expense was $2 million in both the three months ended June 30, 2018 and 2017. Amortization expense was $4 million in both the six months ended June 30, 2018 and 2017. The estimated future amortization expense of identifiable intangible assets during the next five years is $4 million for the remaining portion of 2018, $9 million in each year from 2019 to 2021, and $8 million in 2022.
In addition, the carrying amount of acquired water rights with indefinite lives as of June 30, 2018 and December 31, 2017 totaled $75 million. The acquired water rights are tested for impairment annually in the third quarter, or whenever events or circumstances indicate the carrying value may not be recoverable. U. S. Steel performed a quantitative impairment evaluation of its acquired water rights during the third quarter of 2017. Based on the results of the evaluation, the water rights were not impaired.

8.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost for the three months ended June 30, 2018 and 2017:

	Pension Benefits		Other Benefits
(In millions)	2018	2017	2018	2017
Service cost	$12	$12	$4	$5
Interest cost	58	59	23	24
Expected return on plan assets	(90)	(97)	(21)	(17)
Amortization of prior service cost	—	—	8	7
Amortization of actuarial net loss	38	37	1	1
Net periodic benefit cost, excluding below	18	11	15	20
Multiemployer plans	15	14	—	—
Net periodic benefit cost	$33	$25	$15	$20
The following table reflects the components of net periodic benefit cost for the six months ended June 30, 2018 and 2017:

	Pension Benefits		Other Benefits
(In millions)	2018	2017	2018	2017
Service cost	$25	$24	$8	$9
Interest cost	116	118	46	47
Expected return on plan assets	(180)	(194)	(41)	(33)
Amortization of prior service cost	—	—	15	14
Amortization of actuarial net loss	76	74	2	2
Net periodic benefit cost, excluding below	37	22	30	39
Multiemployer plans	29	29	—	—
Settlement, termination and curtailment losses (a)	—	4	—	—
Net periodic benefit cost	$66	$55	$30	$39
(a) During the first six months of 2017, the non-qualified pension plan incurred settlement charges of approximately $4 million due to lump sum payments for certain individuals.
Employer Contributions
During the first six months of 2018, U. S. Steel made cash payments of $29 million to the Steelworkers’ Pension Trust and $3 million of pension payments not funded by trusts.
During the first six months of 2018, cash payments of $26 million were made for other postretirement benefit payments not funded by trusts.
Company contributions to defined contribution plans totaled $11 million and $10 million for the three months ended June 30, 2018 and 2017, respectively. Company contributions to defined contribution plans totaled $22 million and $19 million for the six months ended June 30, 2018 and 2017, respectively.
9.    Net Interest and Other Financial Costs
Net interest and other financial costs includes interest expense (net of capitalized interest), interest income, financing costs, net periodic benefit costs (other than service costs) related to pension and other post-employment benefits (OPEB) plans, and foreign currency derivative and remeasurement gains and losses. During the three months ended June 30, 2018 and 2017, net foreign currency gains of $12 million and losses of $11 million, respectively were recorded in other financial costs. During the six months ended June 30, 2018 and 2017, net foreign currency gains of $8 million and losses of $16 million, respectively were recorded in other financial costs. Additionally, during the six months ended June 30, 2018, there was a loss on debt extinguishment recognized of $74 million.
See Note 14 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure.

10.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee) under the 2005 Stock Incentive Plan (the 2005 Plan) and the 2016 Omnibus Incentive Compensation Plan (the Omnibus Plan), which are more fully described in Note 14 of the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2017. On April 26, 2016, the Company's stockholders approved the Omnibus Plan and authorized the Company to issue up to 7,200,000 shares of U. S. Steel common stock under the Omnibus Plan. The Company's stockholders authorized the issuance of an additional 6,300,000 shares under the Omnibus Plan on April 25, 2017. While awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of June 30, 2018, there were 10,938,212 shares available for future grants under the Omnibus Plan.

Recent grants of stock-based compensation consist of stock options, restricted stock units, total shareholder return (TSR) performance awards and return on capital employed (ROCE) performance awards. Stock options are generally issued at the market price of the underlying stock on the date of the grant. Upon exercise of stock options, shares of U. S. Steel common stock were issued from treasury stock. Beginning in 2018, shares of common stock are issued from authorized, but unissued stock. The following table is a general summary of the awards made under the Omnibus Plan during the first six months of 2018 and 2017. There were no stock options granted during the first six months of 2018.

	2018		2017
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Stock Options	—	$—	632,050	$17.43
Restricted Stock Units	728,945	$41.52	336,120	$36.59
Performance Awards (c)
TSR	79,190	$61.57	156,770	$42.45
ROCE (d)	247,510	$43.50	—	$—
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted-average for all grants during the period.
(c) The number of performance awards shown represents the target value of the award.
(d) The ROCE awards granted in 2017 are not shown in the table above because they were granted in cash.
U. S. Steel recognized pretax stock-based compensation expense in the amount of $10 million and $5 million in the three-month periods ended June 30, 2018 and 2017, respectively, and $17 million and $15 million in the first six months of 2018 and 2017, respectively.

As of June 30, 2018, total future compensation expense related to nonvested stock-based compensation arrangements was $38 million, and the weighted average period over which this expense is expected to be recognized is approximately 1 year.

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

TSR performance awards may vest at the end of a three-year performance period if U. S. Steel's total shareholder return compared to the total shareholder return of a peer group of companies over the three-year performance period meets performance criteria established by the Committee at the beginning of the performance period. Performance awards can vest at between zero and 200 percent of the target award. The fair value of the TSR performance awards is calculated using a Monte-Carlo simulation.

ROCE performance awards vest at the end of a three-year performance period contingent upon meeting the specified ROCE metric established by the Committee at the beginning of the performance period. ROCE performance awards can vest at between zero and 200 percent of the target award. The fair value of the ROCE performance awards is the average market price of the underlying common stock on the date of grant.
11.    Income Taxes
Tax provision
For the six months ended June 30, 2018 and 2017, we recorded a tax provision of $13 million on our pretax earnings of $245 million and a tax provision of $3 million on our pretax earnings of $84 million, respectively. Included in the tax provision in the first six months of 2018 is a benefit for the release of a portion of the domestic valuation allowance due to pretax income. Included in the tax provision in the first six months of 2017 is a benefit of $13 million related to the carryback of certain losses to prior years.
The tax provision for the first six months of 2018 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss.
During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2018 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2018 could be materially different from the forecasted amount used to estimate the tax provision for the six months ended June 30, 2018.
Deferred taxes
Each quarter U. S. Steel analyzes the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion, or all, of the deferred tax asset may not be realized.

At June 30, 2018, U. S. Steel reviewed all available positive and negative evidence and determined that it is more likely than not that all of its net domestic deferred tax assets may not be realized.

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
Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in ASC Topic 740 on income taxes. As of June 30, 2018, and December 31, 2017, the total amount of gross unrecognized tax benefits was $41 million and $42 million, respectively. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $7 million as of June 30, 2018 and $6 million as of December 31, 2017.
U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Consolidated Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of both June 30, 2018 and December 31, 2017, U. S. Steel had accrued liabilities of $6 million for interest and penalties related to uncertain tax positions.

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
The computations for basic and diluted earnings per common share from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2018	2017	2018	2017
Earnings attributable to United States Steel Corporation stockholders	$214	$261	$232	$81
Weighted-average shares outstanding (in thousands):
Basic	177,027	174,797	176,594	174,521
Effect of stock options, restricted stock units and performance awards	1,876	1,231	1,891	1,798
Adjusted weighted-average shares outstanding, diluted	178,903	176,028	178,485	176,319
Basic earnings per common share	$1.21	$1.49	$1.32	$0.46
Diluted earnings per common share	$1.20	$1.48	$1.30	$0.46
The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Securities granted under the 2016 Omnibus Incentive Compensation Plan, as amended	1,832	3,538	1,572	1,669
Dividends Paid Per Share
The dividend for each of the first and second quarters of 2018 and 2017 was five cents per common share.

13.    Inventories
Inventories are carried at the lower of cost or market for last-in, first-out (LIFO) inventories and lower of cost and net realizable value for first-in, first-out (FIFO) method inventories. The LIFO method is the predominant method of inventory costing in the United States. The FIFO method is the predominant inventory costing method in Europe. At June 30, 2018 and December 31, 2017, the LIFO method accounted for 73 percent and 75 percent of total inventory values, respectively.

(In millions)	June 30, 2018	December 31, 2017
Raw materials	$556	$527
Semi-finished products	832	796
Finished products	404	356
Supplies and sundry items	56	59
Total	$1,848	$1,738
Current acquisition costs were estimated to exceed the above inventory values by $846 million and $802 million at June 30, 2018 and December 31, 2017, respectively. As a result of the liquidation of LIFO inventories, cost of sales decreased and earnings (loss) before interest and income taxes increased by $2 million and less than $1 million for the three and six months ended June 30, 2018, respectively. Cost of sales decreased and earnings (loss) before interest and income taxes increased by $7 million and $1 million for the three months and six months ended June 30, 2017, respectively, as a result of liquidation of LIFO inventories.
Inventory includes $40 million and $42 million of land held for residential/commercial development as of June 30, 2018 and December 31, 2017, respectively.
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
Financial swaps are also used to partially manage the sales price of certain hot-rolled coil sales (sales swaps). In prior periods, we did not elect hedge accounting for these financial swaps and changes in their fair value were immediately recognized in earnings. Effective January 1, 2018, U. S. Steel elected to designate its hot-rolled coil sales swaps as cash flow hedges. See the tabular disclosure below for further details.
In accordance with the guidance in ASC Topic 820 on fair value measurements and disclosures, the fair value of our foreign exchange forwards, commodity purchase swaps and sales swaps was determined using Level 2 inputs, which are defined as "significant other observable" inputs. The inputs used are from market sources that aggregate data based upon market transactions.
The table below shows the outstanding swap quantities used to hedge forecasted purchases and sales as of June 30, 2018 and June 30, 2017:

Hedge Contracts	Classification	June 30, 2018	June 30, 2017
Natural gas (in mmbtus)	Commodity purchase swaps	13,845,000	7,756,000
Tin (in metric tons)	Commodity purchase swaps	705	480
Zinc (in metric tons)	Commodity purchase swaps	13,468	41,790
Hot-rolled coils (in tons)	Sales swaps	60,000	138,000
Foreign currency (in thousands of dollars)	Foreign exchange forwards	$324,000	$216,000
The following summarizes the fair value amounts included in our Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017:

(In millions) Designated as Hedging Instruments	Balance Sheet Location	June 30, 2018	December 31, 2017
Sales swaps	Accounts payable	$12	$—
Commodity purchase swaps	Accounts receivable	1	4
Commodity purchase swaps	Accounts payable	8	2
Commodity purchase swaps	Investments and long-term receivables	—	1
Commodity purchase swaps	Other long-term liabilities	1	1

Not Designated as Hedging Instruments
Sales swaps	Accounts payable	—	2
Commodity purchase swaps	Accounts payable	—	1
Foreign exchange forwards	Accounts receivable	11	—
Foreign exchange forwards	Accounts payable	—	11
The table below summarizes the effect of hedge accounting on Accumulated Other Comprehensive Income (AOCI) and amounts reclassified from AOCI into earnings for the three and six months ended June 30, 2018 and 2017:

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Location of Reclassification from AOCI (a)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Sales swaps (b)	$(3)	$—	Net sales	$(3)	$—
Commodity purchase swaps	—	(3)	Cost of sales (c)	(2)	(4)
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items since ineffectiveness is less than $1 million.
(b) U. S. Steel has elected hedge accounting for hot-rolled coil sales swaps prospectively on January 1, 2018.
(c) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Location of Reclassification from AOCI (a)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Sales swaps (b)	$(12)	$—	Net sales	$(3)	$—
Commodity purchase swaps	(7)	(3)	Cost of sales (c)	1	(3)
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items since ineffectiveness is less than $1 million.
(b) U. S. Steel has elected hedge accounting for hot-rolled coil sales swaps prospectively on January 1, 2018.
(c) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.
The table below summarizes the impact of derivative activity where hedge accounting has not been elected on our Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017:

		Amount of Gain (Loss) Recognized in Income
(In millions)	Consolidated Statement of Operations Location	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Sales swaps (a)	Net sales	$—	$(2)
Foreign exchange forwards	Other financial costs	19	(11)
(a) U. S. Steel has elected hedge accounting for hot-rolled coil sales swaps prospectively on January 1, 2018.

		Amount of Gain (Loss) Recognized in Income
(In millions)	Consolidated Statement of Operations Location	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Sales swaps (a)	Net sales	$—	$2
Commodity purchase swaps	Cost of sales	—	3
Foreign exchange forwards	Other financial costs	13	(13)
(a) U. S. Steel has elected hedge accounting for hot-rolled coil sales swaps prospectively on January 1, 2018.

At current contract values, $7 million and $12 million currently in AOCI as of June 30, 2018 will be recognized as an increase in cost of sales and a decrease in net sales, respectively, over the next year as related hedged items are recognized in earnings. The maximum derivative contract duration for commodity purchase swaps is two years and the maximum duration for sales swaps is one year.
15.    Debt

(In millions)	Interest Rates %	Maturity	June 30, 2018	December 31, 2017
2037 Senior Notes	6.650	2037	$350	$350
2026 Senior Notes	6.250	2026	650	—
2025 Senior Notes	6.875	2025	750	750
2021 Senior Secured Notes	8.375	2021	—	780
2020 Senior Notes	7.375	2020	401	432
Environmental Revenue Bonds	5.750 - 6.875	2019 - 2042	400	400
Fairfield Caster Lease		2022	23	24
Other capital leases and all other obligations		2019	1	1
Fourth Amended and Restated Credit Agreement	Variable	2023	—	—
Third Amended and Restated Credit Agreement	Variable	2020	—	—
USSK Credit Agreement	Variable	2021	—	—
USSK credit facilities	Variable	2018	—	—
Total Debt			2,575	2,737
Less unamortized discount and debt issuance costs			30	34
Less short-term debt and long-term debt due within one year			4	3
Long-term debt			$2,541	$2,700

To the extent not otherwise discussed below, information concerning the senior notes and other listed obligations can be found in Note 16 of the audited financial statements in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Senior Note Repurchases
During the three months ended June 30, 2018, U. S. Steel repurchased approximately $31 million of its 7.375% Senior Notes due 2020 (2020 Senior Notes) at a weighted average price of 106.946 percent of par through a series of open market purchases. Additionally, in July 2018, U. S. Steel repurchased an additional $44 million of its 2020 Senior Notes at a weighted average price of 107.234 percent of par.
Senior Secured Note Tender and Redemption
In March 2018, pursuant to a cash tender offer, U. S. Steel repurchased approximately $499 million aggregate principal amount of its outstanding 8.375% Senior Secured Notes due 2021 (2021 Senior Secured Notes). The aggregate cash outflow from the tender was approximately $538 million, which included $39 million in premiums. The remaining approximately $281 million aggregate principal amount of 2021 Senior Secured Notes were redeemed on April 12, 2018. The aggregate cash flow from the redemption was $302 million, which included $21 million in premiums.
Issuance of Senior Notes due 2026
In March 2018, U. S. Steel issued $650 million aggregate principal amount of 6.250% Senior Notes due March 15, 2026 (2026 Senior Notes). U. S. Steel received net proceeds from the offering of approximately $640 million after fees of approximately $10 million related to the underwriting and third-party expenses. The net proceeds from the issuance of the 2026 Senior Notes, together with cash on hand, were used to tender or otherwise redeem all of our 2021 Senior Secured Notes as discussed above.

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

As of June 30, 2018, there were no amounts drawn under the $1.5 billion Credit Facility Agreement. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of 10 percent of the total aggregate commitments and $150 million. Based on the most recent four quarters as of June 30, 2018, we would have met this covenant. If we are unable to meet this covenant in future periods, the amount available to the Company under this facility would be reduced by $150 million.

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
U. S. Steel Košice (USSK) credit facilities
At June 30, 2018, USSK had no borrowings under its €200 million (approximately $233 million) unsecured revolving credit facility (the USSK Credit Agreement). The USSK Credit Agreement contains certain USSK financial covenants, including maximum Leverage, maximum Net Debt to Tangible Net Worth, and minimum Interest Coverage ratios as defined in the USSK Credit Agreement. The covenants are measured semi-annually for the period covering the last twelve calendar months. USSK may not draw on the USSK Credit Agreement if it does not comply with any of the financial covenants until the next measurement date. At June 30, 2018, USSK had full availability under the USSK Credit Agreement. The USSK Credit Agreement expires in July 2021.
At June 30, 2018, USSK had no borrowings under its €40 million and €10 million unsecured credit facilities (collectively, approximately $58 million) and the availability was approximately $57 million due to approximately $1 million of customs and other guarantees outstanding. The €40 million credit facility expires in December 2018. Currently, the €10 million credit facility also expires in December 2018, but can be extended one additional year to the final maturity date at the mutual consent of USSK and its lender.
Each of these facilities bear interest at the applicable inter-bank offer rate plus a margin and contain customary terms and conditions.
Change in control event
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,151 million as of June 30, 2018 may be declared due and payable; (b) the Credit Facility Agreement and the USSK credit facilities may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either purchase the leased Fairfield Works slab caster for approximately $24 million or provide a letter of credit to secure the remaining obligation.
16.    Asset Retirement Obligations
U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine, landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs:

(In millions)	June 30, 2018	December 31, 2017
Balance at beginning of year	$69	$79
Obligations settled	(2)	(8)
Change in estimate of obligations	—	(6)
Foreign currency translation effects	—	2
Accretion expense	1	2
Balance at end of period	$68	$69
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
The following table summarizes U. S. Steel’s financial liabilities that were not carried at fair value at June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$2,567	$2,517	$2,851	$2,678
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

18.    Statement of Changes in Stockholders’ Equity

The following table reflects the first six months of 2018 and 2017 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Six Months Ended June 30, 2018 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,321	$133	$(845)	$176	$(76)	$3,932	$1
Comprehensive income (loss):
Net earnings	232	232
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	93		93
Currency translation adjustment	(47)		(47)
Derivative financial instruments	(19)		(19)
Employee stock plans	44			1	75	(32)
Dividends paid on common stock	(18)	(18)
Balance at June 30, 2018	$3,606	$347	$(818)	$177	$(1)	$3,900	$1

Six Months Ended June 30, 2017 (In millions)	Total	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$2,275	$(250)	$(1,497)	$176	$(182)	$4,027	$1
Comprehensive income (loss):
Net earnings	81	81
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	92		92
Currency translation adjustment	105		105
Derivative financial instruments	(3)		(3)
Employee stock plans	19				86	(67)
Dividends paid on common stock	(18)					(18)
Other	4	4
Balance at June 30, 2017	$2,555	$(165)	$(1,303)	$176	$(96)	$3,942	$1

19.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions) (a)	Pension and Other Benefit Items	Foreign Currency Items	Unrealized Gain (Loss) on Derivatives	Total
Balance at December 31, 2017	$(1,309)	$463	$1	$(845)
Other comprehensive income before reclassifications	186	(47)	(18)	121
Amounts reclassified from AOCI (b)	(93)	—	(1)	(94)
Net current-period other comprehensive income	93	(47)	(19)	27
Balance at June 30, 2018	$(1,216)	$416	$(18)	$(818)
(a)Amounts do not reflect a tax benefit as a result of a full valuation allowance on our domestic deferred tax assets.
(b)See table below for further details.

		Amount reclassified from AOCI
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions) (a)	Details about AOCI components	2018	2017	2018	2017
	Amortization of pension and other benefit items
	Prior service costs (b)	$(8)	$(7)	$(15)	$(14)
	Actuarial losses (b)	(39)	(38)	(78)	(76)
	Settlement, termination and curtailment losses (b)	—	—	—	(4)
	Total pensions and other benefits items	(47)	(45)	(93)	(94)
	Derivative reclassifications to Consolidated Statements of Operations	2	—	(1)	—
	Total before tax	(45)	(45)	(94)	(94)
	Tax benefit (c)	—	—	—	—
	Net of tax	$(45)	$(45)	$(94)	$(94)
(a)Amounts in parentheses indicate decreases in AOCI.
(b)These AOCI components are included in the computation of net periodic benefit cost (see Note 8 for additional details).
(c)Amounts do not reflect a tax benefit as a result of a full valuation allowance on our domestic deferred tax assets.
20.    Transactions with Related Parties
Net sales to related parties and receivables from related parties primarily reflect sales of raw materials and steel products to equity investees and U. S. Steel Canada Inc. (USSC) after the Canada Companies' Creditor Arrangement Act (CCAA) filing on September 16, 2014, but before the sale to an affiliate of Bedrock Industries Group LLC (Bedrock) on June 30, 2017. Generally, transactions are conducted under long-term contractual arrangements. Related party sales and service transactions were $367 million and $357 million for the three months ended June 30, 2018 and 2017, respectively and $695 million and $670 million for the six months ended June 30, 2018 and 2017, respectively.
Purchases from related parties for outside processing services provided by equity investees and USSC after the CCAA filing on September 16, 2014, but before the sale to Bedrock, amounted to $8 million and $41 million for the three months ended June 30, 2018 and 2017, respectively and $15 million and $55 million for the six months ended June 30, 2018 and 2017, respectively. Purchases of iron ore pellets from related parties amounted to $25 million and $44 million for the three months ended June 30, 2018 and 2017, respectively and $42 million and $80 million for the six months ended June 30, 2018 and 2017.
Accounts payable to related parties include balances due to PRO-TEC Coating Company, LLC (PRO-TEC) of $90 million and $72 million at June 30, 2018 and December 31, 2017, respectively for invoicing and receivables collection services provided by U. S. Steel on PRO-TEC's behalf. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $2 million at both June 30, 2018 and December 31, 2017.

21. Restructuring and Other Charges

Restructuring charges recorded during the six months ended June 30, 2018 were immaterial. Cash payments were made related to severance and exit costs of $16 million.
During the six months ended June 30, 2017, the Company recorded a net restructuring charge of $32 million, which consists of charges of $35 million related to the permanent shutdown of the No. 6 Quench & Temper Mill at Lorain Tubular Operations and a favorable adjustment of $3 million primarily associated with a change in estimate for previously recorded environmental costs and Company-wide headcount reductions. Cash payments were made related to severance and exit costs of $17 million.
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
The activity in the accrued balances incurred in relation to restructuring and other cost reduction programs during the six months ended June 30, 2018 were as follows:

	Employee Related	Exit
(in millions)	Costs	Costs	Total
Balance at December 31, 2017	$4	$34	$38
Cash payments/utilization	(2)	(14)	(16)
Balance at June 30, 2018	$2	$20	$22

Accrued liabilities for restructuring and other cost reduction programs are included in the following balance sheet lines:

(in millions)	June 30, 2018	December 31, 2017
Accounts payable	$12	$26
Payroll and benefits payable	2	4
Deferred credits and other noncurrent liabilities	8	8
Total	$22	$38

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
Asbestos matters – As of June 30, 2018, U. S. Steel was a defendant in approximately 760 active cases involving approximately 2,300 plaintiffs. The vast majority of these cases involve multiple defendants. At December 31, 2017, U. S. Steel was a defendant in approximately 820 cases involving approximately 3,315 plaintiffs. As of June 30, 2018, about 1,540, or approximately 67 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, we believe that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

The following table shows the number of asbestos claims in the current period and the prior three years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved (a)	New Claims	Closing Number of Claims
December 31, 2015	3,455	415	275	3,315
December 31, 2016	3,315	225	250	3,340
December 31, 2017	3,340	275	250	3,315
June 30, 2018	3,315	1,160	145	2,300
(a) The period ending June 30, 2018 includes approximately 1,000 dismissed cases previously pending in the State of Texas.
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

(In millions)	Six Months Ended June 30, 2018
Beginning of period	$179
Accruals for environmental remediation deemed probable and reasonably estimable	2
Obligations settled	(2)
End of period	$179
Accrued liabilities for remediation activities are included in the following Consolidated Balance Sheet lines:

(In millions)	June 30, 2018	December 31, 2017
Accounts payable	$30	$29
Deferred credits and other noncurrent liabilities	149	150
Total	$179	$179
Expenses related to remediation are recorded in cost of sales and were immaterial for both the three and six-month periods ended June 30, 2018 and June 30, 2017. It is not currently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 15 to 30 percent.
Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

(1)
Projects with Ongoing Study and Scope Development - Projects which are still in the development phase. For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are six environmental remediation projects where additional costs for completion are not currently estimable, but could be material. These projects are at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI), the Fairless Plant, Cherryvale Zinc and the former steelmaking plant at Joliet, Illinois. As of June 30, 2018, accrued liabilities for these projects totaled $1 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $30 million to $50 million.

(2)
Significant Projects with Defined Scope - Projects with significant accrued liabilities with a defined scope. As of June 30, 2018, there are three significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $135 million. These projects are Gary Resource Conservation and Recovery Act (RCRA) (accrued liability of $26 million), the former Geneva facility (accrued liability of $62 million), and the former Duluth facility St. Louis River Estuary (accrued liability of $47 million).

(3)
Other Projects with a Defined Scope - Projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are two other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at June 30, 2018 was $4 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each have an accrued liability of less than $1 million each. The total accrued liability for these projects at June 30, 2018 was approximately $6 million. We do not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $22 million at June 30, 2018 and were based on known scopes of work.
Administrative and Legal Costs – As of June 30, 2018, U. S. Steel had an accrued liability of $8 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In both the first six months of 2018 and 2017, such capital expenditures totaled $33 million. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
EU Environmental Requirements - Under the Emission Trading Scheme (ETS), USSK's final allocation of free allowances for the Phase III period, which covers the years 2013 through 2020 is 48 million allowances. We estimate a shortfall of approximately 16 million allowances for the Phase III period. Based on projected future production levels, we started to purchase allowances in the third quarter of 2017 to meet the annual compliance submission in the future. As of June 30, 2018, we have purchased approximately 9 million European Union Allowances totaling €76 million (approximately $89 million). However, due to a number of variables such as the future market value of allowances, future production levels and future emissions intensity levels, we cannot reliably estimate the full cost of complying with the ETS regulations at this time.
The EU’s Industry Emission Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Our most recent broad estimate of likely total capital expenditures for projects to comply with or go beyond the BAT requirements for the 2017 to 2020 program period is €138 million (approximately $161 million). During 2017, USSK expended €2 million (approximately $1 million) toward the total estimated capital expenditures. Applications have been approved to receive EU grants to fund a portion of the total estimated capital expenditures for the 2017 to 2020 program period. The actual amount spent will depend largely upon the amount of EU incentive grants received. In order to receive full grant amounts USSK is required to comply with certain financial covenants, which are assessed annually. USSK complied with these covenants as of June 30, 2018. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g. bank guarantee) to secure potential claims from the Slovak Government for repayment of a portion of the grant funds received.
Due to other EU legislation, BAT for Large Combustion Plants (LCP), we are required to make changes to the boilers at our steam and power generation plant in order to comply with stricter air emission limits for large combustion plants. The requirements for LCP resulted in the construction of a new boiler and certain upgrades to our existing boilers. In January 2014, the operation of USSK's boilers was approved by the European Commission (EC) as part of Slovakia's Transitional National Plan (TNP) for bringing all boilers in Slovakia into compliance by no later than 2020. The TNP establishes emissions ceilings for each category of emissions (total suspended particulate, sulfur dioxide (SO2), and nitrogen oxide (NOx)). The allowable amount of discharged emissions from existing boilers will decrease each year until mid-2020. These projects will result in a reduction in electricity, emissions, and operating, maintenance and waste disposal costs once completed. The construction of the new boiler is complete with a total final installed cost of €75 million (approximately $87 million). Reconstruction of the existing boiler is also complete with a total cost of approximately €52 million (approximately $61 million). The reconstructed boiler was put into operation on May 30, 2018 and final inspection is expected to be completed in October 2018. Broad legislative changes were enacted by the Slovak Republic to extend the scope of support for renewable sources of energy, that are intended to allow USSK to participate in Slovakia's renewable energy incentive program once the boiler projects are completed.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $4 million at June 30, 2018.
Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $12 million at June 30, 2018). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $174 million as of June 30, 2018, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by the Credit Facility Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $41 million and $44 million at June 30, 2018 and December 31, 2017, respectively.
Capital Commitments – At June 30, 2018, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $604 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2018	2019	2020	2021	2022	Later Years	Total
$296	$579	$480	$309	$300	$1,166	$3,130

The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, and certain energy and utility services with terms ranging from two to 15 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of June 30, 2018, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $173 million.
Total payments relating to unconditional purchase obligations were $146 million and $151 million for the three months ended June 30, 2018 and 2017, respectively, and $307 million and $292 million for the six months ended June 30, 2018 and 2017, respectively.
23.    U. S. Steel Canada Inc. Retained Interest
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
24.    Significant Equity Investments

Summarized unaudited income statement information for our significant equity investments for the six months ended June 30, 2018 and 2017 is reported below (amounts represent 100% of investee financial information):

(In millions)	2018	2017
Net sales	$571	$533
Cost of sales	511	468
Operating income	38	43
Net earnings	33	38
Net earnings attributable to significant equity investments	33	38

U. S. Steel's portion of the equity in net earnings of the significant equity investments above was $18 million and $20 million for the six months ended June 30, 2018 and 2017, respectively, which is included in the earnings from investees line on the Consolidated Statement of Operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

Net sales by segment for the three and six months ended June 30, 2018 and 2017 are set forth in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, excluding intersegment sales)	2018	2017	% Change	2018	2017	% Change
Flat-Rolled Products (Flat-Rolled)	$2,435	$2,151	13%	$4,482	$4,016	12%
U. S. Steel Europe (USSE)	848	740	15%	1,671	1,413	18%
Tubular Products (Tubular)	309	234	32%	575	405	42%
Total sales from reportable segments	3,592	3,125	15%	6,728	5,834	15%
Other Businesses	17	19	(11)%	30	35	(14)%
Net sales	$3,609	$3,144	15%	$6,758	$5,869	15%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended June 30, 2018 versus the three months ended June 30, 2017 is set forth in the following table:
Three Months Ended June 30, 2018 versus Three Months Ended June 30, 2017

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other (c)	Net Change
Flat-Rolled	3%	10%	—%	—%	—%	13%
USSE	—%	5%	2%	8%	—%	15%
Tubular	12%	19%	—%	—%	1%	32%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
(c) Includes sales of coke and scrap inventory
Net sales were $3,609 million in the three months ended June 30, 2018, compared with $3,144 million in the same period last year. The increase in sales for the Flat-Rolled segment primarily reflects higher realized prices (increase of $77 per net ton) across all product types and increased shipments (increase of 87 thousand net tons) due to accelerated demand for steel products in line with the recent economic growth. The increase in sales for the USSE segment was primarily due to strengthening of the euro versus the U.S. dollar and higher average realized euro-based prices (increase of €30 per net ton). The increase in sales for the Tubular segment resulted from higher realized prices (increase of $215 per net ton) and increased shipments (increase of 21 thousand net tons) due to improved market conditions.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the six months ended June 30, 2018 versus the six months ended June 30, 2017 is set forth in the following table:
Six Months Ended June 30, 2018 versus Six Months Ended June 30, 2017

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other (c)	Net Change
Flat-Rolled	4%	6%	—%	—%	2%	12%
USSE	1%	5%	1%	11%	—%	18%
Tubular	18%	23%	1%	—%	—%	42%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
(c) Includes sales of coke and scrap inventory
Net sales were $6,758 million in the six months ended June 30, 2018, compared with $5,869 million in the same period last year. The increase in sales for the Flat-Rolled segment primarily reflects higher realized prices (increase of $49 per net ton) across all product types and increased shipments (increase of 217 thousand net tons) due to accelerated demand for steel products in line with the recent economic growth. The increase in sales for the USSE segment was primarily due to strengthening of the euro versus the U.S. dollar and higher average realized euro-based prices (increase of €23 per net ton). The increase in sales for the Tubular segment resulted from higher realized prices (increase of $247 per net ton) and increased shipments (increase of 58 thousand net tons) due to improved market conditions.

Pension and other benefits costs
Pension and other benefit costs (other than service cost) are reflected within net interest and other financial costs and the service cost component is reflected within cost of sales in the Consolidated Statements of Operations.
Defined benefit and multiemployer pension plan costs included in cost of goods sold totaled $27 million and $54 million in the three and six months ended June 30, 2018, respectively, compared to $26 million and $53 million in the comparable periods in 2017.

Costs related to defined contribution plans totaled $11 million and $21 million for the three and six months ended June 30, 2018, respectively, compared to $10 million and $21 million in the comparable periods in 2017.
Other benefit expense included in cost of sales totaled $4 million and $8 million in the three and six months ended June 30, 2018, respectively, and $5 million and $9 million in the comparable periods in 2017.

Selling, general and administrative expenses
Selling, general and administrative expenses were $92 million and $170 million in the three and six months ended June 30, 2018, respectively, compared to $67 million and $148 million in the three and six months ended June 30, 2017, respectively. For both the three and six months ended June 30, 2018 the increase is primarily due to an increase in variable compensation.

Operating configuration update
In March 2018, U. S. Steel announced that it would restart the "B" blast furnace and steelmaking facilities at its Granite City Works facility, which would enable the Company to support anticipated increased demand for steel produced in the United States as a result of actions in the Section 232 investigation into steel imports. The restart occurred in the second quarter of 2018.

Additionally, in June 2018, U. S. Steel announced that it would restart the "A" blast furnace at its Granite City Works facility, which will support increased demand for steel manufactured in the United States, while allowing the Company to continue to support customers during planned asset revitalization efforts. The restart is expected to occur in the fourth quarter of 2018.

In March 2017, U. S. Steel made the strategic decision to permanently shut down and relocate the Lorain #6 Quench & Temper Mill as a result of the challenging market conditions for tubular products.

U. S. Steel will continue to evaluate potential strategic and organizational opportunities, which may include the acquisition, divestiture or consolidation of assets. We continue to focus on strategically deploying cash (including capital investments under our asset revitalization program), in order to invest in areas consistent with our long-term strategy, and are considering various possibilities, that we believe would further that goal and ultimately result in greater stockholder value. The Company will pursue opportunities based on its long-term strategy, and what the Board of Directors determines to be in the best interests of the Company's stockholders at the time.

Better operating performance in our Flat-Rolled segment, coupled with relatively stable market conditions during 2017 and 2018, have resulted in improved segment results in recent quarters. As we continue with the implementation of our asset revitalization program, described below, and increase investment in our facilities, we expect to realize the sustainable improvements in safety, quality, delivery and costs that we are targeting to position us to succeed over the long term and to support future growth initiatives.

Asset Revitalization
As part of our long-term strategy, the Board of Directors approved a $2 billion multi-year asset revitalization program focused on our Flat-Rolled segment. Management evaluated performance in the key industries we serve, and developed projects across multiple Flat-Rolled segment assets with a focus on continuous improvement in safety, quality, delivery and cost. The Company views this program as essential to improving reliability and our ability to compete effectively in the industry. As we revitalize our assets, we expect to increase profitability, productivity, operational stability and reduce volatility.
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

Restructuring and Other Charges

Restructuring charges recorded during the six months ended June 30, 2018 were immaterial. Cash payments were made related to severance and exit costs of $16 million.
During the six months ended June 30, 2017, the Company recorded a net restructuring charge of $32 million, which consists of charges of $35 million related to the permanent shutdown of the No. 6 Quench & Temper Mill at Lorain Tubular Operations and a favorable adjustment of $3 million primarily associated with a change in estimate for previously recorded environmental costs and Company-wide headcount reductions. Cash payments were made related to severance and exit costs of $17 million.
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

Earnings (loss) before interest and income taxes by segment for the three and six months ended June 30, 2018 and 2017 is set forth in the following table:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2018	2017		2018	2017
Flat-Rolled	$224	$220	2%	$257	$132	95%
USSE	115	55	109%	225	142	58%
Tubular	(35)	(29)	(21)%	(62)	(86)	28%
Total earnings from reportable segments	304	246	24%	420	188	123%
Other Businesses	17	9	89%	28	22	27%
Segment earnings before interest and income taxes	321	255	26%	448	210	113%
Items not allocated to segments:
Gain on equity investee transactions	18	—		18	—
Granite City Works restart costs	(36)	—		(36)	—
Granite City Works adjustment to temporary idling charges	(2)	—		8	—
Gain associated with retained interest in U. S. Steel Canada Inc.	—	72		—	72
Loss on shutdown of certain tubular assets	—	—		—	(35)
Total earnings before interest and income taxes	$301	$327	(8)%	$438	$247	77%
Segment results for Flat-Rolled

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2018	2017		2018	2017
Earnings before interest and taxes ($ millions)	$224	$220	2%	$257	$132	95%
Gross margin	15%	15%	—%	12%	9%	3%
Raw steel production (mnt)	2,841	2,711	5%	5,626	5,425	4%
Capability utilization	67%	64%	3%	67%	64%	3%
Steel shipments (mnt)	2,584	2,497	3%	5,118	4,901	4%
Average realized steel price per ton	$819	$742	10%	$780	$731	7%
The increase in Flat-Rolled results for the three months ended June 30, 2018 compared to the same period in 2017 was primarily due to higher average realized prices (approximately $210 million) as a result of improved market conditions, and increased shipments, including substrate to our Tubular segment (approximately $30 million). This change was offset by higher raw material costs (approximately $125 million), increased spending for operating costs (approximately $65 million) and an increase in variable compensation (approximately $45 million).
The increase in Flat-Rolled results for the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to higher average realized prices (approximately $285 million) as a result of improved market conditions, increased shipments, including substrate to our Tubular segment (approximately $45 million) and lower energy costs (approximately $30 million). This change was partially offset by higher raw material costs, including normal seasonal improvements in our mining operations, (approximately $165 million), an increase in variable compensation (approximately $45 million) and increased spending for operating costs (approximately $25 million).
Gross margin for the six months ended June 30, 2018 compared to the same period in 2017 increased primarily as a result of higher average realized prices.

Segment results for USSE

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2018	2017		2018	2017
Earnings before interest and taxes ($ millions)	$115	$55	109%	$225	$142	58%
Gross margin	18%	11%	7%	17%	14%	3%
Raw steel production (mnt)	1,308	1,285	2%	2,600	2,543	2%
Capability utilization	105%	103%	2%	105%	103%	2%
Steel shipments (mnt)	1,156	1,157	—%	2,283	2,266	1%
Average realized steel price per ton	$707	$620	14%	$707	$607	16%
The increase in USSE results for the three months ended June 30, 2018 compared to the same period in 2017 was due to higher average realized euro-based prices (approximately $40 million), the strengthening of the euro versus the U.S. dollar (approximately $20 million) and lower raw material costs (approximately $25 million), which includes a favorable first-in-first-out (FIFO) inventory impact. These increases were partially offset by increased spending for other operating costs (approximately $25 million).
The increase in USSE results for the six months ended June 30, 2018 compared to the same period in 2017 was due to higher average realized euro-based prices (approximately $70 million) and the strengthening of the euro versus the U.S. dollar (approximately $65 million). These increases were partially offset by higher raw material costs (approximately $20 million), which includes a favorable first-in-first-out (FIFO) inventory impact and increased spending for other operating costs (approximately $35 million).
Gross margin for the three and six months ended June 30, 2018 compared to the same period in 2017 increased primarily as a result of higher average realized prices.
Segment results for Tubular

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2018	2017		2018	2017
Loss before interest and taxes ($ millions)	$(35)	$(29)	(21)%	$(62)	$(86)	28%
Gross margin	(5)%	(5)%	—%	(5)%	(11)%	6%
Steel shipments (mnt)	201	180	12%	382	324	18%
Average realized steel price per ton	$1,449	$1,234	17%	$1,420	$1,173	21%
The decrease in Tubular results for the three months ended June 30, 2018 as compared to the same period in 2017 was primarily due to higher substrate costs (approximately $30 million) and increased operating costs (approximately $10 million). These decreases were partially offset by higher average realized prices (approximately $35 million).
The increase in Tubular results for the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to higher average realized prices (approximately $75 million). This increase was partially offset by higher substrate costs (approximately $40 million) and increased operating costs (approximately $10 million).
Tubular results continue to be adversely impacted by high import levels. We expect import levels to decrease in the second half of the year.
Gross margin for the six months ended June 30, 2018 compared to the same period in 2017 increased primarily as a result of higher average realized prices.

Results for Other Businesses
Other Businesses had income of $17 million and $28 million in the three and six months ended June 30, 2018, compared to income of $9 million and $22 million in the three and six months ended June 30, 2017.

Items not allocated to segments
We recognized a gain on equity investee transactions of $18 million in the three and six months ended June 30, 2018 as a result of the assignment of our entire equity ownership interest in Leed's Retail Center, LLC in May 2018. This gain has been reflected in the net gain on disposal of assets line on the Consolidated Statement of Operations.

We recognized $36 million in Granite City Works restart costs in the three and six months ended June 30, 2018 as a result of costs associated with the restart of the "B" blast furnace at Granite City Works.

We recorded an $8 million favorable adjustment in the six months ended June 30, 2018 related to Granite City Works temporary idling charges as a result of the decision to restart the "B" blast furnace and steelmaking facilities at this facility in 2018.

We recognized a $72 million gain associated with our retained interest in U. S. Steel Canada Inc. (USSC) in the three and six months ended June 30, 2017 as a result of the restructuring and disposition of USSC on June 30, 2017.

We recorded a $35 million loss on the shut down of certain tubular assets in the six months ended June 30, 2017 as a result of the permanent shut down and relocation of the No. 6 Quench & Temper Mill at Lorain Tubular Operations.
Net interest and other financial costs

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2018	2017		2018	2017
Interest expense	$43	$55	(22)%	$93	$113	(18)%
Interest income	(5)	(4)	25%	(10)	(8)	25%
Loss on debt extinguishment	28	1	100%	74	1	100%
Other financial costs	(8)	16	(150)%	2	25	(92)%
Net periodic benefit cost (other than service cost)	17	14	21%	34	32	6%
Total net interest and other financial costs	$75	$82	(9)%	$193	$163	18%

During the six months ended June 30, 2018, U. S. Steel issued $650 million aggregate principal amount of 2026 Senior Notes and repurchased through a tender offer $780 million of its 2021 Senior Secured Notes for an aggregate cash outflow of approximately $840 million, which included $60 million in premiums. Additionally, U. S. Steel repurchased approximately $31 million of its 2020 Senior Notes during the first six months of 2018.  The loss on debt extinguishment line in the table above includes $63 million in premiums and $11 million in unamortized debt issuance costs which were written off in connection with the extinguishment of debt.  For further information, see Note 15 to the Consolidated Financial Statements.
The decrease in net interest and other financial costs in the three months ended June 30, 2018 as compared to the same period last year is primarily due to net foreign currency gains on our euro-U.S. dollar derivatives and reduced interest expense due to our improved debt profile partially offset by a loss on debt extinguishment.
The increase in net interest and other financial costs in the six months ended June 30, 2018 as compared to the same period last year is primarily due to the loss on extinguishment as described above partially offset by net foreign currency gains on our euro-U.S. dollar derivatives and reduced interest expense due to our improved debt profile.
The net periodic benefit cost (other than service cost) components of pension and other benefit costs are reflected in the table above, and remained consistent in the three and six months ended June 30, 2018 as compared to the same periods last year.

Total net periodic pension cost, including service cost and multiemployer plans, is expected to total approximately $135 million in 2018. Total other benefits costs, including service cost, in 2018 are expected to total approximately $60 million. The pension cost projection includes approximately $54 million of contributions to the Steelworkers Pension Trust.
Income taxes
The income tax provision (benefit) was $12 million and $13 million in the three and six months ended June 30, 2018 compared to $(16) million and $3 million in the three and six months ended June 30, 2017. In 2018, the tax provision reflects a benefit for the release of a portion of the domestic valuation allowance due to pretax income. Included in the tax provision in the first six months of 2017 is a benefit of $13 million related to the carryback of certain losses to prior years.
On December 22, 2017, the Tax Cuts and Jobs Act (the 2017 Act) was signed into law. The 2017 Act includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the immediate expensing of capital expenditures, and puts into effect the migration from a worldwide system of taxation to a territorial system, among other things. We continue to examine the impact the 2017 Act may have on our Company, and we do not expect the new provisions to have a material impact on the 2018 effective tax rate due to our current corporate tax structure and our net operating losses. However, we do expect a reduction in cash taxes paid in 2018 and future years due to the elimination of the Alternative Minimum Tax.
Each quarter U. S. Steel analyzes the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion, or all, of the deferred tax asset may not be realized.
At June 30, 2018, U. S. Steel reviewed all available positive and negative evidence and determined that it is more likely than not that all of its net domestic deferred tax asset may not be realized.
U. S. Steel will continue to monitor the realizability of its deferred tax assets on a quarterly basis taking into consideration, among other items, the uncertainty regarding the Company's continued ability to generate domestic income in the near term. As our projections for 2019 develop later this year, and with consideration of the profitability of our domestic operations in 2017 and 2018, we may determine that realization is more likely than not for some or all of the deferred tax assets with a valuation allowance, and we will reduce the related valuation allowance and record a non-cash benefit to earnings.
For further information on income taxes see Note 11 to the Consolidated Financial Statements.
Net earnings attributable to United States Steel Corporation were $214 million and $232 million in the three and six months ended June 30, 2018, compared to net earnings of $261 million and $81 million in the three and six months ended June 30, 2017. The changes primarily reflect the factors discussed above.
BALANCE SHEET
Accounts receivable increased by $277 million from year-end 2017 primarily due to higher average realized prices as well as increased shipment volumes across all of our segments.
Inventories increased by $110 million from year-end 2017 primarily as a result of increased operating levels and higher raw material prices.
Accounts payable and other accrued liabilities increased by $161 million from year-end 2017 primarily as a result of increased operating levels and higher raw material prices across all of our segments.
Property, plant and equipment, net increased by $121 million due to the level of capital expenditures exceeding depreciation expense.
Long-term debt decreased by $159 million from year-end 2017 primarily due to the tender of approximately $499 million of our 2021 Senior Secured Notes in March 2018 and the redemption of the remaining $281 million in April 2018, partially offset by the issuance of $650 million aggregate principal amount of our 2026 Senior Notes in March 2018 and the repurchase of approximately $31 million of our 2020 Senior Notes in June 2018. For additional information, see Note 15 to the Consolidated Financial Statements.

Employee benefits decreased by $67 million from year-end 2017 primarily as a result of impacts from the natural maturation of our pension plans.

CASH FLOW
Net cash provided by operating activities was $293 million for the six months ended June 30, 2018 compared to net cash provided by operating activities of $243 million in the same period last year. The increase in cash from operations is primarily due to stronger financial results, partially offset by changes in working capital period over period.
Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.
Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the three months and twelve months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Twelve Months Ended June 30,
	2018	2017	2018	2017
Accounts Receivable Turnover	2.2	2.2	8.5	8.3
Inventory Turnover	1.7	1.6	6.4	5.9
The increase in the inventory turnover approximates 4 days for the three months ended June 30, 2018 as compared to June 30, 2017 and is primarily due to an increase in cost of goods sold mainly attributed to higher raw material costs. The increase in the inventory turnover approximates 5 days for the twelve months ended June 30, 2018 as compared to June 30, 2017 and is primarily due to an increase in cost of goods sold mainly attributed to higher raw material costs.
The increase in the accounts receivable turnover approximates 1 day for the twelve months ended June 30, 2018 as compared to June 30, 2017 and is primarily due to increased sales as a result of increased prices across all segments.
The last-in, first-out (LIFO) inventory method is the predominant method of inventory costing in the United States. At June 30, 2018 and June 30, 2017, the LIFO method accounted for 73 percent and 74 percent of total inventory values, respectively. In the U.S., management monitors inventory realizability by comparing the LIFO cost of inventory with the replacement cost of inventory. To the extent the replacement cost (i.e., market value) of inventory is lower than the LIFO cost of inventory, management will write the inventory down. As of June 30, 2018, and December 31, 2017 the replacement cost of the inventory was higher by approximately $846 million and $802 million, respectively. Additionally, based on the Company’s latest internal forecasts and its inventory requirements, management does not believe there will be significant permanent LIFO liquidations that would impact earnings for the remainder of 2018.
Our cash conversion cycle for the second quarter of 2018 decreased by one day as compared to the fourth quarter of 2017 as shown below:

Cash Conversion Cycle	2018		2017
	$ millions	Days	$ millions	Days
Accounts receivable, net (a)	$1,656	41	$1,379	43

+ Inventories (b)	$1,848	53	$1,738	58

- Accounts Payable and Other Accrued Liabilities (c)	$2,318	65	$2,163	71

= Cash Conversion Cycle (d)		29		30
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
Capital expenditures for the six months ended June 30, 2018, were $381 million, compared with $120 million in the same period in 2017. Flat-rolled capital expenditures were $318 million and included spending for the Mon Valley sulfur dioxide (SO2) Boiler Stack project, Great Lakes Blast Furnace D4 Major Repairs, Minntac Open Pit Equipment, Gary Blast Furnace 6 Reline and Skip Incline Replacement, Gary ETL Demineralization Water, and various other infrastructure, environmental and strategic projects. Tubular capital expenditures of $24 million primarily related to Offshore Operations threading line and swage extension, as well as various other strategic capital projects. USSE capital expenditures of $38 million consisted of spending for a boiler house upgrade, coke oven gas desulfurization, ammonia still and boilers, steel shop ladle metallurgy dedusting and various other infrastructure and environmental projects.
U. S. Steel’s contractual commitments to acquire property, plant and equipment at June 30, 2018, totaled $604 million.
Capital expenditures for 2018 are expected to total approximately $950 million and remain focused largely on strategic, infrastructure and environmental projects, as well as asset revitalization of our equipment to improve our operating reliability and efficiency, and product quality and cost by focusing on investments in our North American Flat-Rolled segment.
Issuance of long-term debt, net of financing costs, totaled $640 million in the six months ended June 30, 2018. During the six months ended June 30, 2018, U. S. Steel issued $650 million aggregate principal amount of 2026 Senior Notes. U. S. Steel received net proceeds from the offering of approximately $640 million after fees of approximately $10 million related to underwriting and third-party expenses. For further information, see Note 15 to the Consolidated Financial Statements.
Repayment of long-term debt totaled $874 million in the six months ended June 30, 2018. Pursuant to a cash tender offer, U. S. Steel repurchased $499 million of our 2021 Senior Secured Notes in March 2018 and redeemed the remaining $281 million in April 2018. Approximately $60 million in premiums were paid for the 2021 Senior Secured Notes transactions. Additionally, U. S. Steel repurchased approximately $31 million of its 2020 Senior Notes through a series of open market purchases in June 2018 and paid premiums of approximately $3 million. For further information, see Note 15 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes U. S. Steel’s liquidity as of June 30, 2018:

(Dollars in millions)
	Cash and cash equivalents	$1,231
	Amount available under $1.5 Billion Credit Facility Agreement	1,500
	Amount available under USSK credit facilities	290
	Total estimated liquidity	$3,021

As of June 30, 2018, $136 million of the total cash and cash equivalents was held by our foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.
On February 26, 2018, U. S. Steel entered into the Credit Facility Agreement, replacing its Third Amended and Restated Credit Agreement. The Credit Facility Agreement maintains the facility size of $1.5 billion and extends the maturity date to 2023.
As of June 30, 2018, there were no amounts drawn under the $1.5 billion Credit Facility Agreement. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of 10 percent of the total aggregate commitments and $150 million. Based on the four quarters as of June 30, 2018, we have met this covenant. If we are unable to meet this covenant in future periods, the amount available to the Company under this facility would be reduced by $150 million.
At June 30, 2018, USSK had no borrowings under its €200 million (approximately $233 million) unsecured revolving credit facility (the USSK Credit Agreement). The USSK Credit Agreement contains certain USSK financial covenants as well as other customary terms and conditions. At June 30, 2018, USSK had full availability under the USSK Credit Agreement. Currently, the USSK Credit Agreement expires in July 2021.
At June 30, 2018, USSK had no borrowings under its €40 million and €10 million unsecured credit facilities (collectively approximately $58 million) and the aggregate availability was approximately $57 million due to approximately $1 million of customs and other guarantees outstanding. The €40 million credit facility expires in December 2018. Currently, the €10 million credit facility also expires in December 2018, but can be extended one additional year to the final maturity date at the mutual consent of USSK and its lender.

During the three months ended June 30, 2018, U. S. Steel repurchased approximately $31 million of its 7.375% Senior Notes due 2020 (2020 Senior Notes) at a weighted average price of 106.946 percent of par through a series of open market purchases. Additionally, in July 2018, U. S. Steel repurchased an additional $44 million of its 2020 Senior Notes for a weighted average price 107.234 percent of par.
In March 2018, U. S. Steel issued $650 million aggregate principal amount of 2026 Senior Notes. U. S. Steel received net proceeds from the offering of approximately $640 million after fees of approximately $10 million related to the underwriting and third-party expenses. The net proceeds from the issuance of the 2026 Senior Notes, together with cash on hand, were used to repurchase all of our outstanding 2021 Senior Secured Notes (see Note 15 to the Consolidated Financial Statements, "Debt" for further details). U. S. Steel will pay interest on the notes semi-annually in arrears on March 15th and September 15th of each year, commencing on September 15, 2018.
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
We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $174 million of liquidity sources for financial assurance purposes as of June 30, 2018. Increases in certain of these commitments which use collateral are reflected within cash, cash equivalents and restricted cash on the Consolidated Statement of Cash Flows.

At June 30, 2018, in the event of a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,151 million as of June 30, 2018 may be declared due and payable; (b) the Credit Facility Agreement and the USSK credit facilities may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield slab caster for $24 million or provide a cash collateralized letter of credit to secure the remaining obligation.
The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $4 million at June 30, 2018. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.
Our major cash requirements in 2018 are expected to be for capital expenditures, including asset revitalization, employee benefits and operating costs, which includes purchases of raw materials. We finished the second quarter of 2018 with $1,231 million of cash and cash equivalents and $3.0 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.
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

Midwest Plant Incident

On April 11, 2017, there was a process waste water release at our Midwest Plant (Midwest) in Portage, Indiana that impacted a water outfall that discharges to Burns Waterway near Lake Michigan. U. S. Steel identified the source of the release and made the necessary repairs.  We determined that all repairs were safely working as intended and, on April 14, 2017, resumed operations in a controlled, phased and highly monitored approach with extensive input from participating government agencies. The Company has since implemented substantial operational, process and notification improvements at Midwest. The Company has been presented with cost reimbursements, loss of use and penalty requests from the involved governmental agencies.  Separately, the Company was placed on notice of potential citizens’ enforcement suits regarding the April 2017 incident and other historical alleged CWA and Permit violations at Midwest. In January of 2018, The Surfrider Foundation and the City of Chicago initiated suits in the Northern District of Indiana alleging such violations.  On April 2, 2018, the U.S. EPA and the State of Indiana initiated a separate action against the Company and lodged a Consent Decree negotiated between U. S. Steel and the relevant governmental agencies consisting of all material terms to resolve the CWA and National Pollutant Discharge Elimination System (NPDES) violations at the Midwest Plant. The Surfrider Foundation and the City of Chicago initially agreed to stay their actions pending finalization of the Consent Decree, but recently filed a motion to lift that stay.  The public comment period for the Consent Decree was extended to sixty days and has since closed.  The U.S. EPA and the State of Indiana are currently reviewing the public comments and U. S. Steel is awaiting their response to those comments.

Slovak Operations

A Memorandum of Understanding (MOU) was signed in March 2013 between U. S. Steel and the government of Slovakia. The MOU outlines areas in which the government and U. S. Steel will work together to help create a more competitive environment and conditions for USSK. Incentives the government of Slovakia agreed to provide include potential participation in a renewable energy program that provides the opportunity to reduce electricity costs, as well as the potential for government grants and other support concerning investments in environmental control technology. Although there are many conditions and uncertainties regarding the grants, including matters controlled by the European Union (EU), the value of these incentives as stated in the MOU could be as much as €75 million (approximately $87 million). We currently expect the total amount of EU funds will be as much as €78 million (approximately $91 million). The final grant value will depend on actual project spending and eligible costs. The MOU expired in March 2018; however, USSK will continue to receive the incentive funding for the approved BAT projects through their completion.

The EU’s Industry Emission Directive requires implementation of EU determined best available techniques (BAT) for iron and steel production, to reduce environmental impacts as well as compliance with BAT associated emission levels. This directive includes operational requirements for air emissions, wastewater discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emissions limits. Producers were required to be in compliance with the iron and steel BAT by March 8, 2016, unless specific exceptions or extensions were granted by the Slovak environmental authority. USSK updated existing operating permits for different facilities involved in producing iron and steel in the plant in accordance with the new BAT requirements. Through this process for some facilities, USSK has obtained extensions from the 2016 compliance deadline in order to meet or exceed the BAT requirements. Compliance with stricter emissions limits going beyond BAT requirements makes us eligible for EU funding support and prepares us for any further tightening of environmental protection standards. Our most recent broad estimate of likely total capital expenditures for projects to comply with or go beyond the BAT requirements for the 2017 to 2020 program period is €138 million (approximately $161 million). During 2017, USSK expended €2 million (approximately $1 million) toward the total estimated capital expenditures for the 2017 to 2020 program period.

The EU has various programs under which funds are allocated to member states to implement broad public policies which are then awarded by the member states to public and private entities on a competitive basis. The funding intensity under these programs currently ranges from 55 percent of defined eligible costs on a project under the standard state scheme to 90 percent under an approved ad hoc scheme to improve the air quality in the Košice region of Slovakia. Based on our list of projects that comprise the approximate €138 million (approximately $161 million) of spending noted, we currently believe we will be eligible to receive up to €78 million (approximately $91 million) of incentive grants. This could potentially reduce our net cash expenditures to approximately €60 million (approximately $70 million). The actual amount of capital spending will be dependent upon, among other things, the actual amount of incentive grants received. In order to receive full grant amounts, USSK is required to comply with certain financial covenants, which are assessed annually. USSK complied with these covenants as of June 30, 2018. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g. bank guarantee) to secure potential claims from the Slovak Government for repayment of a portion of the grant funds received.

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

On March 12, 2018, the New York State Department of Environmental Conservation (DEC) submitted a CAA Section 126 petition to the EPA. In the petition, the DEC asserts that stationary sources from the following nine states are interfering with attainment or maintenance of the 2008 and 2015 ozone National Ambient Air Quality Standards (NAAQS) in New York state: Illinois, Indiana, Kentucky, Maryland, Michigan, Ohio, Pennsylvania, Virginia, and West Virginia. DEC is requesting the EPA to require sources of nitrogen oxides in the nine states to reduce such emissions. Under the CAA, unless extended, the EPA has 60-days to approve or deny the petition. On May 4, 2018, citing Section 307(d)(10) of the CAA, the EPA issued a notice extending the deadline for the agency to respond to the petition until November 9, 2018. The EPA indicated the extension is justified because more time is needed to review the petition and to solicit public comment. EPA approval of the petition could potentially result in increased capital and operating costs to our operations in the states identified in the petition.

The CAA also requires the EPA to develop and implement NAAQS for criteria pollutants, which include, among others, particulate matter (PM) - consisting of PM10 and PM2.5, lead, carbon monoxide, nitrogen dioxide, SO2, and ozone.

In June 2010, the EPA significantly lowered the primary NAAQS for SO2 from 140 parts per billion (ppb) on a 24-hour basis to an hourly standard of 75 ppb. Subsequently, the EPA designated the areas in which Great Lakes Works and

Mon Valley Works facilities are located as nonattainment with the 2010 standard for the SO2 NAAQS. The non-attainment designation requires the facilities to implement operational and/or capital improvements to demonstrate attainment with the 2010 standard. U. S. Steel worked with the Allegheny County Health Department (ACHD) in developing a State Implementation Plan (SIP) for the Allegheny County portion of the Pennsylvania SIP that includes reductions of SO2 and improved dispersion from U. S. Steel sources. The SIP is currently being reviewed by the EPA. In addition, as noted in the Legal Proceedings section, U. S. Steel continues to work with the regulatory authorities to address the Wayne County, Michigan (where Great Lakes Works is located) nonattainment status. The operational and financial impacts of the SO2 NAAQS is not estimated to be material at this time.

In October 2015, the EPA lowered the NAAQS for ozone from 75 ppb to 70 ppb. On November 6, 2017, the EPA designated most areas in which we operate as attainment with the 2015 standard. In a separate ruling, on June 4, 2018, the EPA designated other areas in which we operate as “marginal nonattainment” with the 2015 ozone standard. Because any regulatory or permitting actions to bring the ozone nonattainment areas into attainment have yet to be proposed or developed, the operational and financial impact of the ozone NAAQS cannot be reasonably estimated at this time.

On December 14, 2012, the EPA lowered the annual standard for PM2.5 from 15 micrograms per cubic meter (ug/m3) to 12 ug/m3, and retained the PM2.5 24-hour and PM10 NAAQS rules. In December 2014, the EPA designated some areas in which U. S. Steel operates as nonattainment with the 2012 annual PM2.5 standard. On April 6, 2018, the EPA published a notice that Pennsylvania, California and Idaho failed to submit a SIP to demonstrate attainment with the 2012 fine particulate standard by the deadline established by the CAA. As a result of the notice, Pennsylvania, in which we operate, is required to submit a SIP to the EPA no later than November 7, 2019 to avoid sanctions. Because it is early in the SIP development stages, any impacts to U. S. Steel cannot be reasonably estimated at this time.

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

Environmental Remediation

In the United States, U. S. Steel has been identified as a potentially responsible party (PRP) at seven sites under CERCLA as of June 30, 2018. Of these, there are two sites where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but where sufficient information is not presently available to confirm the existence of liability or to make a reasonable estimate with respect to any potential liabilities. There are also 17 additional sites where U. S. Steel may be liable for remediation costs in excess of $100,000 under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share, is frequently dependent upon the outcome of ongoing investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably estimable. As environmental remediation matters proceed toward ultimate resolution or as remediation obligations arise, charges in excess of those previously accrued may be required.
For further discussion of relevant environmental matters, see "Part II. Other information - Item 1. Legal Proceedings - Environmental Proceedings."
The total accrual for such liabilities at June 30, 2018 was $179 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in Note 16 to the Consolidated Financial Statements.
U. S. Steel is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Consolidated Financial Statements.
OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any new material off-balance sheet arrangements during the second quarter of 2018.

GUIDANCE

The success to date of our ongoing $2 billion asset revitalization program, as well as our earnings power in the current market, makes us increasingly optimistic about future investments that will drive long-term profitable growth.

We currently expect that third quarter 2018 adjusted EBITDA will be approximately $525 million. We expect our Flat-rolled segment results to continue to improve as more of our adjustable contract and spot shipments realize the benefit of second quarter increases in index prices, partially offset by higher planned outage costs. We expect results for our Tubular segment to turn positive as selling price increases catch up to the rising substrate costs we saw in the first half of the year. We expect results for our European segment to be lower in the third quarter, primarily due to planned outages that coincide with normal seasonal customer demand patterns.

Based on our progress to date, we are increasing full-year 2018 adjusted EBITDA guidance to approximately $1.85 - $1.90 billion.

Please refer to the table below for the reconciliation of Guidance net earnings to adjusted EBITDA.

UNITED STATES STEEL CORPORATION
RECONCILIATION OF ADJUSTED EBITDA GUIDANCE
		Year Ended	Year Ended
	Quarter Ended	Dec. 31	Dec. 31
	Sept. 30	2018	2018
(Dollars in millions)	2018	(Low end of range)	(High end of range)
Reconciliation to Projected Adjusted EBITDA Included in Guidance
Projected net earnings attributable to United States Steel Corporation included in Guidance	$288	$925	$975
Estimated income tax expense	22	50	50
Estimated net interest and other financial costs	61	315	315
Estimated depreciation, depletion and amortization	129	520	520
Gain on equity investee transactions	—	(18)	(18)
Granite City Works blast furnace B restart costs	—	36	36
Estimated Granite City Works blast furnace A restart costs	25	30	30
Granite City works adjustment to temporary idling charges	—	(8)	(8)
Projected adjusted EBITDA included in Guidance	$525	$1,850	$1,900

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

Adjusted EBITDA is a non-GAAP measure that excludes the effects of gains on the sale of ownership interests in equity investees, facility restart costs and significant temporary idling charges. We present adjusted EBITDA to enhance the understanding of our ongoing operating performance and established trends affecting our core operations, by excluding the effects of items such as gains on the sale of ownership interests in equity investees, facility restart costs and significant temporary idling charges that can obscure underlying trends. U. S. Steel's management considers adjusted EBITDA as an alternative measure of operating performance and not as an alternative measure of the Company's liquidity. U. S. Steel’s management considers adjusted EBITDA useful to investors by facilitating a comparison of our operating performance to the operating performance of our competitors. Additionally, the presentation of adjusted EBITDA provides insight into management’s view and assessment of the Company’s ongoing operating performance, because management does not consider the adjusting items when evaluating the Company’s financial performance or in preparing the Company’s annual financial Guidance. Adjusted EBITDA should not be considered a substitute for net earnings (loss) or other financial measures as computed in accordance with U.S. GAAP and is not necessarily comparable to similarly titled measures used by other companies.
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
On April 19, 2017, the U.S. Department of Commerce (DOC) initiated an investigation under Section 232 of the Trade Expansion Act of 1962 to determine the effects of steel imports on U.S. national security. On May 24, 2017, U. S. Steel testified at the DOC public hearing and remained active throughout the investigation. On January 11, 2018, the DOC submitted its investigation report to the President. On March 8, 2018, the President signed Proclamation 9705 imposing 25 percent tariffs on steel imports from all countries except for Canada and Mexico. On March 19, 2018, the DOC published the requirements and process for companies to request and oppose product exclusions from the 25 percent tariff. Companies have 30 days from the publication of an exclusion request to submit opposition comments, and each request should be adjudicated in roughly 90 days. On March 22, 2018, the President signed Proclamation 9711 temporarily exempting steel imports from Argentina, Australia, Brazil, Canada, the European Union (EU), Mexico, and South Korea from the 25 percent tariffs until May 1, 2018. On April 30, 2018, the President signed Proclamation 9740 that (a) extended the exemption for steel imports from Argentina, Australia, and Brazil due to agreements in principle on alternative means to the tariffs to address imports’ threat to national security; (b) extended the exemption for steel imports from Canada, the EU, and Mexico from the tariffs until June 1, 2018; and (c) imposed an annual restrictive quota and other measures on steel imports from South Korea in lieu of the tariffs, retroactive to January 1, 2018. On June 5, 2018, the President signed Proclamation 9759 that imposed annual restrictive quotas on steel imports from Argentina and Brazil, retroactive to January 1, 2018. As a result, since June 1, 2018, the 25 percent tariffs apply to steel imports from Canada, the EU, and Mexico. China, Canada, the EU, India, Mexico, Norway, and Russia have challenged the Section 232 action by filing requests for consultation with the United States at the World Trade Organization (WTO). China, the EU, India, Japan, and Turkey have also requested consultations regarding the Section 232 action under the WTO’s Agreement on Safeguards. On June 27, 2018, the American Institute for International Steel (AIIS) and AIIS members Sim-Tex and Kurt Orban Partners filed a complaint at the U.S. Court of International Trade (CIT) challenging the constitutionality of the Section 232 statute.
U. S. Steel continues to actively defend and maintain the 54 antidumping (AD) and countervailing duty (CVD) orders covering products U. S. Steel produces in proceedings before the DOC, U.S. International Trade Commission (USITC), the CIT, the U.S. Court of Appeals for the Federal Circuit, and the WTO.
On May 17, 2018, in response to circumvention petitions filed by U. S. Steel and other domestic steel producers in September 2016, the DOC found that imports of cold-rolled and corrosion-resistant steel from Vietnam made from Chinese substrate are covered by the AD/CVD orders on such imports from China. As a result of the DOC’s final determination, U.S. imports of cold-rolled steel from Vietnam made from Chinese hot-rolled steel are subject to 522.23% cash deposit requirements and U.S. imports of corrosion-resistant steel from Vietnam made from Chinese hot- or cold-rolled steel are subject to 238.48% cash deposit requirements, both retroactive to November 4, 2016. On June 12, 2018, U. S. Steel and other domestic producers filed additional similar circumvention petitions on: (1) imports of cold-rolled and corrosion-resistant steel from Vietnam made from Korean substrate; and (2) imports of corrosion-resistant steel from Vietnam made from Taiwanese substrate.
On May 31, 2018, the USITC unanimously voted (5-0) to continue the 2000 AD order on tin mill products from Japan for another five years. Thus, AD duties of up to 95.29% will continue to apply to covered tin mill imports from Japan.
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

U. S. Steel continually assesses the impact of imports and global excess capacity on our business, and continues to execute a broad, global strategy to enhance the means and manner that it competes in the U.S. market and internationally.
NEW ACCOUNTING STANDARDS
See Notes 2 and 3 to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in U. S. Steel's exposure to market risk from December 31, 2017.

Item 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2018. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION
SUPPLEMENTAL STATISTICS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
SEGMENT EARNINGS (LOSS) BEFORE INTEREST AND INCOME TAXES:
Flat-Rolled	$224	$220	$257	$132
U. S. Steel Europe	115	55	225	142
Tubular	(35)	(29)	(62)	(86)
Total reportable segments	304	246	420	188
Other Businesses	17	9	28	22
Items not allocated to segments:
Gain on equity investee transactions	18	—	18	—
Granite City Works restart costs	(36)	—	(36)	—
Granite City Works adjustment to temporary idling charges	(2)	—	8	—
Gain associated with retained interest in U. S. Steel Canada Inc.	—	72	—	72
Loss on shutdown of certain tubular assets	—	—	—	(35)
Total earnings before interest and income taxes	$301	$327	$438	$247
CAPITAL EXPENDITURES
Flat-Rolled	$142	$47	318	72
U. S. Steel Europe	17	20	38	34
Tubular	13	4	24	11
Other Businesses	1	2	1	3
Total	$173	$73	$381	$120
OPERATING STATISTICS
Average realized price: ($/net ton) (a)
Flat-Rolled	$819	$742	780	731
U. S. Steel Europe	707	620	707	607
Tubular	1,449	1,234	1,420	1,173
Steel Shipments:(a)(b)
Flat-Rolled	2,584	2,497	5,118	4,901
U. S. Steel Europe	1,156	1,157	2,283	2,266
Tubular	201	180	382	324
Intersegment Shipments:(b)
Flat-Rolled to Tubular	65	94	132	94
U. S. Steel Europe to Flat-Rolled	22	25	22	47
Raw Steel Production:(b)
Flat-Rolled	2,841	2,711	5,626	5,425
U. S. Steel Europe	1,308	1,285	2,600	2,543
Raw Steel Capability Utilization: (c)
Flat-Rolled	67%	64%	67%	64%
U. S. Steel Europe	105%	103%	105%	103%

(a)	Excludes intersegment transfers.

(b)	Thousands of net tons.

(c)	Based on annual raw steel production capability of 17.0 million net tons for Flat-Rolled and 5.0 million net tons for USSE.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
GENERAL LITIGATION

On April 11, 2017, there was a process waste water release at our Midwest Plant (Midwest) in Portage, Indiana that impacted a water outfall that discharges to Burns Waterway near Lake Michigan. U. S. Steel identified the source of the release and made the necessary repairs.  We determined that all repairs were safely working as intended and, on April 14, 2017, resumed operations in a controlled, phased and highly monitored approach with extensive input from participating government agencies. The Company has since implemented substantial operational, process and notification improvements at Midwest. The Company has been presented with cost reimbursements, loss of use and penalty requests from the involved governmental agencies.  Separately, the Company was placed on notice of potential citizens’ enforcement suits regarding the April 2017 incident and other historical alleged CWA and Permit violations at Midwest. In January of 2018, The Surfrider Foundation and the City of Chicago initiated suits in the Northern District of Indiana alleging such violations.  On April 2, 2018, the U.S. EPA and the State of Indiana initiated a separate action against the Company and lodged a Consent Decree negotiated between U. S. Steel and the relevant governmental agencies consisting of all material terms to resolve the CWA and NPDES violations at the Midwest Plant. The Surfrider Foundation and the City of Chicago initially agreed to stay their actions pending finalization of the Consent Decree, but recently filed a motion to lift that stay. The public comment period for the Consent Decree was extended to sixty days and has since closed. The U.S. EPA and the State of Indiana are currently reviewing the public comments and U. S. Steel is awaiting their response to those comments.

On August 9, 2017, the Minnesota Pollution Control Agency (MPCA) issued rulemaking proposals to replace the current sulfate standard with an equation-based standard. As part of the rulemaking process, an Administrative Law Judge (ALJ) was appointed to preside over public hearings and comments. The Company and others challenged the standards and presented evidence that the standards were unsupported by science and that the MPCA failed to consider associated costs as part of the rulemaking process.  On January 9, 2018, the ALJ rejected the MPCA’s proposals, concluding that the MPCA failed to comply with state law requirements for drafting and adopting a new standard, that portions of the rule were unsupported by the MPCA’s evidence and that the MPCA proposal was unconstitutional due to vagueness. On March 28, 2018, the MPCA submitted comments to the Chief ALJ seeking revisions to these determinations.
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
ENVIRONMENTAL PROCEEDINGS

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of June 30, 2018, under federal and state environmental laws. Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

As of June 30, 2018, U. S. Steel has received information requests or been identified as a PRP at a total of seven CERCLA sites, two of which have liabilities that have not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at the other five sites will be between $100,000 and $1 million for four of the sites, and over $5 million for one site as described below.

Duluth Works

The former U. S. Steel Duluth Works site was placed on the National Priorities List under CERCLA in 1983 and on the State of Minnesota’s Superfund list in 1984. Liability for environmental remediation at the site is governed by a Response Order by Consent executed with the MPCA in 1985 and a Record of Decision signed by MPCA in 1989. U. S. Steel has partnered with the Great Lakes National Program Office (GLNPO) of USEPA Region 5 to address contaminated sediments in the St. Louis River Estuary and several other Operable Units that could impact the Estuary if not addressed. An amendment to the Project Agreement between U. S. Steel and GLNPO was executed during the second quarter of 2018 to recognize the costs associated with implementing the proposed remedial plan at the site.

While work continues on completion of the remedial design and educating the public and key stakeholders on the details of the plan, there has been no material change in the status of the project during the six months ended June 30, 2018. Additional study, investigation, design, oversight costs, and implementation of U. S. Steel's preferred remedial alternatives on the upland property and Estuary are currently estimated as of June 30, 2018 at approximately $47 million.

RCRA and Other Remediation Sites

U. S. Steel may be liable for remediation costs under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. There are 17 such sites where remediation is being sought involving amounts in excess of $100,000. Based on currently available information, which is in many cases preliminary and incomplete, management believes that liability for cleanup and remediation costs in connection with 7 sites have potential costs between $100,000 and $1 million per site, 5 sites may involve remediation costs between $1 million and $5 million per site and 5 sites are estimated to or could have, costs for remediation, investigation, restoration or compensation in excess of $5 million per site.

For more information on the status of remediation activities at U. S. Steel’s significant sites, see the discussions related to each site below.

Gary Works

On October 23, 1998, the Environmental Protection Agency (EPA) issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measures Study (CMS) and Corrective Measure Implementation. While work continues on several items, there has been no material change in the status of the project during the six months ended June 30, 2018. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $26 million as of June 30, 2018, based on our current estimate of known remaining costs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality

(UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). While preliminary approval of the conceptual CAMU design has been granted by the UDEQ, there has been no material change in the status of the project during the six months ended June 30, 2018. U. S. Steel has an accrued liability of approximately $62 million as of June 30, 2018, for our estimated share of the remaining costs of remediation.

USS-POSCO Industries (UPI)

A joint venture in Pittsburg, California between subsidiaries of U. S. Steel and POSCO, UPI's facilities were previously owned and operated solely by U. S. Steel which retains primary responsibility for the existing environmental conditions. Work continues to monitor the impacts of the remedial plan implemented in 2016 to address groundwater impacts from trichloroethylene at SWMU 4. Evaluations continue for the three SWMUs known as the Northern Boundary Group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As such, there has been no material change in the status of the project during the six months ended June 30, 2018. As of June 30, 2018, approximately $1 million has been accrued for ongoing environmental studies, investigations and remedy monitoring. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, the EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) in December 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management, with the approval of the EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. While work continues on different aspects of the program, there has been no material change in the status of the project during the six months ended June 30, 2018. In total, the accrued liability for remaining work under the Corrective Action Program, was approximately $201,000 at June 30, 2018. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairless Plant

In April 1993, U. S. Steel entered into a consent order with the EPA pursuant to RCRA, under which U. S. Steel would perform Interim Measures (IM), an RFI and CMS at our Fairless Plant. A Phase I RFI Final Report was submitted in September of 1997. With EPA’s agreement, in lieu of conducting subsequent phases of the RFI and the CMS, U. S. Steel has been working through the Pennsylvania Department of Environmental Protection Act 2 Program to characterize and remediate facility parcels for redevelopment. While work continues on these items, there has been no material change in the status of the project during the six months ended June 30, 2018. As of June 30, 2018, the accrued liability to maintain the interim measures, and clear properties through the Act 2 process is approximately $270,000. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel and the Ohio Environmental Protection Agency (OEPA) commenced discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Areas of Contamination was submitted in March 2012. While discussions continue with OEPA on finalizing the Phase II RFI report that addresses additional investigations of soil, site wide groundwater and the pipe mill lagoon, there has been no material change in the status of the project during the six months ended June 30, 2018. As of June 30, 2018, costs to complete additional projects are estimated to be approximately $101,000. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Joliet Works

The 50-acre parcel at the former Joliet Works is enrolled in the Illinois Environmental Protection Agency’s (IEPA) voluntary Site Remediation Program (the Program). The Program requires investigation and establishment of cleanup objectives followed by submission/approval of a Remedial Action Plan to meet those objectives. The 50-acre parcel was divided into four (4) subareas with remedial activities completed in 2015 for three (3) of the subareas. While work continues to define the requirements for further investigation of the remaining subarea, there has been no material change in the status of the project during the six months ended June 30, 2018. U. S. Steel has an accrued liability of $287,000 as of June 30, 2018. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Cherryvale (KS) Zinc

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation of the site proper was essentially completed in 2007. The Consent Order was amended on May 3, 2013, to require investigation (but not remediation) of potential contamination beyond the boundary of the former zinc smelting operation. On November 22, 2016, KDHE approved a State Cooperative Final Agency Decision Statement that identified the remedy selected to address potential contamination beyond the boundary of the former zinc smelting site. Work continues on finalizing the institutional controls required under the Plan while the Removal Action Design Plan was approved during the second quarter of 2018. As of June 30, 2018, an accrual of approximately $268,000 remains available for addressing these outstanding issues. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

South Works

On August 29, 2017, U. S. Steel was notified by the U.S. Coast Guard of a sheen on the water in the North Vessel Slip at our former South Works in Chicago, Illinois.  U. S. Steel has been working with the IEPA under their voluntary Site Remediation Program since 1993 to evaluate the condition of the property including the North Vessel Slip. The result of this cooperative effort has been the issuance of a series of “No Further Remediation” (NFR) notices to U. S. Steel including one specific to the North Vessel Slip. U. S. Steel has notified the IEPA of the potential changed condition and is working closely with the IEPA and the U. S. Coast Guard to determine the source of the sheen and options to address the issue. U. S. Steel has an accrued liability of $29,000 as of June 30, 2018.

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

Mon Valley Works

On November 9, 2017, EPA Region III and ACHD jointly issued a Notice of Violation (NOV) regarding the Company’s Edgar Thomson facility in Braddock, PA. In addition, on November 20, 2017, ACHD issued a separate, but related NOV to the Company regarding the Edgar Thomson facility. In the NOVs, based upon their inspections and review of documents collected throughout the last two years, the agencies allege that the Company has violated the CAA by exceeding the allowable visible emission standards from certain operations during isolated events. In addition, the agencies allege that the Company has violated certain maintenance, reporting, and recordkeeping requirements. U. S. Steel met with EPA Region III and ACHD on December 18, 2017. ACHD, EPA Region III and U. S. Steel continue to negotiate a potential resolution of the matter.

U. S. Steel received a civil enforcement order with an assessed penalty in the amount of $263,375 from the ACHD on April 4, 2018.  The allegations in the order are based on events that were alleged to have occurred in February and March of 2016.  The allegations were the subject of Occupational Safety and Health Administration (OSHA) citations that were resolved through a settlement agreement after U. S. Steel contested the OSHA citations.  Specifically, the ACHD alleges that U. S. Steel failed to properly abate asbestos-containing material in conformance with applicable permits and regulations.  After meeting with U. S. Steel, on May 3, 2018, the ACHD vacated the original order and issued a new order reducing the penalty to $198,625 for alleged violations of the asbestos Operating and Maintenance Permit.  U. S. Steel appealed the new order on June 4, 2018.  In addition, the ACHD issued three new civil enforcement orders on June 3, 2018, assessing a total penalty of $91,100 for the Company’s alleged failure to submit quarterly reports of asbestos removed under its Operating and Maintenance Permits at the Irvin Works, Edgar Thomson, and

Clairton plants in 2015, 2016, 2017, and the first quarter of 2018.  The Company appealed the June 3, 2018 orders on June 28, 2018.  The parties are currently engaged in negotiations to resolve the asbestos matters with the ACHD.

On June 28, 2018, U. S. Steel received an Enforcement Order from the ACHD for the Clairton plant for alleged violations of various environmental permit and regulatory requirements pertaining to air emissions. The total penalty demand is $1,091,950 for alleged violations that were to have occurred in late 2017 and early 2018. ACHD ordered U. S. Steel to conduct a SO2 stack test of C Battery Quench Tower exhaust. ACHD also ordered U. S. Steel to provide an assessment of all emissions points at the Clairton facility to ACHD; and to propose measures, for ACHD approval, to reduce SO2, particulate matter and visible emissions within sixty days of receipt of the Order. In the Order, ACHD demanded that if U. S. Steel fails to meet any requirements in the Order, U. S. Steel shall place its two worst performing batteries on hot idle until ACHD determines U. S. Steel is in compliance with the Order. U. S. Steel intends to vigorously defend against the Order. While the outcome is uncertain, an unfavorable resolution could have a material impact on the Company's financial results.
ASBESTOS LITIGATION
As of June 30, 2018, U. S. Steel was a defendant in approximately 760 active cases involving approximately 2,300 plaintiffs. The vast majority of these cases involve multiple defendants. At December 31, 2017, U. S. Steel was a defendant in approximately 820 active cases involving approximately 3,315 plaintiffs. About 1,540, or approximately 67 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, we believe that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.
The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved (a)	New Claims	Closing Number of Claims
December 31, 2015	3,455	415	275	3,315
December 31, 2016	3,315	225	250	3,340
December 31, 2017	3,340	275	250	3,315
June 30, 2018	3,315	1,160	145	2,300
(a) The period ending June 30, 2018 includes approximately 1,000 dismissed cases previously pending in the State of Texas.

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

Item 1A. RISK FACTORS

We face risks relating to changes in U.S. and foreign tariffs, trade agreements, laws, and policies
Through a series of Presidential Proclamations pursuant to Section 232 of the Trade Expansion Act of 1962, the U.S. government recently imposed restrictive quotas on certain steel imports from Argentina, Brazil, and Korea, and a 25 percent tariff on certain steel imports from all other countries except Australia. The Section 232 national security tariffs and quotas on steel imports currently provide U. S. Steel and other domestic steel producers critical relief from import competition. With no scheduled end date, the duration of the Section 232 relief is not known. Further, the U.S. government may negotiate alternatives to the Section 232 tariffs for certain countries. The U.S. Department of Commerce continues to administer its Section 232 product exclusion process. The Section 232 action on aluminum and steel imports, potential Section 232 action on other products, and recent and potential additional U.S. import tariffs imposed under Section 301 of the Trade Act of 1974 have resulted in the possibility of tariffs being applied to materials and/or items we purchase from subject countries or regions as part of our manufacturing process, and may result in additional, retaliatory action by foreign governments on U.S. exports of a range of products. All of the above poses a degree of uncertainty to our financial and operational performance, our customers, and overall economic conditions, all of which could impact steel demand and our performance. Thus, the overall impact of the Section 232 relief on our future financial and operational performance remains uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 1, 2018 - June 30, 2018	3,137	$37.615	—	—

Item 4.	MINE SAFETY DISCLOSURES
The information concerning mine safety violations and other regulatory matters required by Section 150 of the Dodd-Frank Wall Street Reform Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

10.1	Summary of Realistically Achievable Potential (RAP) Incentive Program awards under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan.
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
August 2, 2018
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.