Form 10-Q
period 2018-09-30
UNITED STATES STEEL CORP
filed 2018-11-02
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
Yes     No ✓
Common stock outstanding at October 26, 2018 – 177,268,638 shares

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

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2018	2017	2018	2017
Net sales:
Net sales	3,351	$2,976	$9,415	$8,176
Net sales to related parties (Note 20)	378	272	1,072	941
Total (Note 5)	3,729	3,248	10,487	9,117
Operating expenses (income):
Cost of sales (excludes items shown below)	3,172	2,828	9,101	8,110
Selling, general and administrative expenses	81	75	251	223
Depreciation, depletion and amortization	126	118	384	376
Earnings from investees	(17)	(9)	(39)	(29)
Gain on equity investee transactions (Note 24)	—	(21)	(18)	(21)
Gain associated with retained interest in U. S. Steel Canada Inc. (Note 23)	—	—	—	(72)
Restructuring and other charges (Note 21)	—	(2)	—	30
Net gain on disposal of assets	(5)	(1)	(3)	(2)
Other income, net	(1)	—	—	(5)
Total	3,356	2,988	9,676	8,610
Earnings before interest and income taxes	373	260	811	507
Interest expense	41	60	134	173
Interest income	(6)	(5)	(16)	(13)
Loss on debt extinguishment (Note 9)	3	31	77	32
Other financial costs	2	12	4	37
Net periodic benefit cost (other than service cost) (Note 3) (a)	19	15	53	47
Net interest and other financial costs (Note 9)	59	113	252	276
Earnings before income taxes	314	147	559	231
Income tax provision (Note 11)	23	—	36	3
Net earnings	291	147	523	228
Less: Net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to United States Steel Corporation	$291	$147	$523	$228
Earnings per common share (Note 12):
Earnings per share attributable to United States Steel Corporation stockholders:
-Basic	$1.64	$0.84	$2.96	$1.30
-Diluted	$1.62	$0.83	$2.92	$1.29
(a) Represents postretirement benefit expense as a result of the adoption of Accounting Standards Update 2017-07, Compensation - Retirement Benefits on January 1, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Net earnings	$291	$147	$523	$228
Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments	(10)	44	(58)	149
Changes in pension and other employee benefit accounts	50	55	143	146
Changes in derivative financial instruments	7	8	(11)	6
Total other comprehensive income, net of tax	47	107	74	301
Comprehensive income including noncontrolling interest	338	254	597	529
Comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive income attributable to United States Steel Corporation	$338	$254	$597	$529

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents (Note 6)	$1,344	$1,553
Receivables, less allowance of $29 and $28	1,463	1,173
Receivables from related parties (Note 20)	210	206
Inventories (Note 13)	1,950	1,738
Other current assets	101	85
Total current assets	5,068	4,755
Property, plant and equipment	15,698	15,086
Less accumulated depreciation and depletion	11,055	10,806
Total property, plant and equipment, net	4,643	4,280
Investments and long-term receivables, less allowance of $9 and $11	508	480
Intangibles – net (Note 7)	160	167
Deferred income tax benefits (Note 11)	56	56
Other noncurrent assets	134	124
Total assets	$10,569	$9,862
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$2,419	$2,096
Accounts payable to related parties (Note 20)	106	74
Payroll and benefits payable	425	347
Accrued taxes	144	132
Accrued interest	38	69
Current portion of long-term debt (Note 15)	4	3
Total current liabilities	3,136	2,721
Long-term debt, less unamortized discount and debt issuance costs (Note 15)	2,498	2,700
Employee benefits	666	759
Deferred income tax liabilities (Note 11)	7	6
Deferred credits and other noncurrent liabilities	320	355
Total liabilities	6,627	6,541
Contingencies and commitments (Note 22)
Stockholders’ Equity (Note 18):
Common stock (177,354,654 and 176,424,554 shares issued) (Note 12)	177	176
Treasury stock, at cost (96,399 shares and 1,203,344 shares)	(3)	(76)
Additional paid-in capital	3,909	3,932
Retained earnings	629	133
Accumulated other comprehensive loss (Note 19)	(771)	(845)
Total United States Steel Corporation stockholders’ equity	3,941	3,320
Noncontrolling interests	1	1
Total liabilities and stockholders’ equity	$10,569	$9,862

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2018	2017
Increase (decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net earnings	$523	$228
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	384	376
Gain associated with retained interest in U. S. Steel Canada Inc. (Note 23)	—	(72)
Gain on equity investee transactions (Note 24)	(18)	(21)
Restructuring and other charges (Note 21)	—	30
Loss on debt extinguishment (Note 9)	77	32
Provision for doubtful accounts	4	1
Pensions and other postretirement benefits	57	42
Deferred income taxes (Note 11)	1	7
Net gain on disposal of assets	(3)	(2)
Equity investee earnings, net of distributions received	(35)	(18)
Changes in:
Current receivables	(357)	(214)
Inventories	(228)	(123)
Current accounts payable and accrued expenses	302	121
Income taxes receivable/payable	53	15
Bank checks outstanding	1	12
All other, net	(39)	132
Net cash provided by operating activities	722	546
Investing activities:
Capital expenditures	(646)	(291)
Disposal of assets	10	—
Proceeds from sale of ownership interest in equity investee (Note 24)	—	105
Investments, net	(1)	(3)
Net cash used in investing activities	(637)	(189)
Financing activities:
Issuance of long-term debt, net of financing costs (Note 15)	640	737
Repayment of long-term debt (Note 15)	(922)	(906)
Dividends paid	(27)	(26)
Receipt from exercise of stock options	34	14
Taxes paid for equity compensation plans (Note 10)	(9)	(10)
Net cash used in financing activities	(284)	(191)
Effect of exchange rate changes on cash	(13)	15
Net (decrease) increase in cash, cash equivalents and restricted cash	(212)	181
Cash, cash equivalents and restricted cash at beginning of year (Note 6)	1,597	1,555
Cash, cash equivalents and restricted cash at end of period (Note 6)	$1,385	$1,736

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
2.    New Accounting Standards
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14). ASU 2018-14 removes certain disclosures that the FASB no longer considers cost beneficial, adds certain disclosure requirements and clarifies others. ASU 2018-14 is effective for public companies for fiscal years beginning after December 15, 2020, with early adoption permitted. U. S. Steel is currently assessing the impact of the ASU on its defined benefit plan disclosures.

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
In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). ASU 2016-02 supersedes prior lease accounting guidance. Under ASU 2016-02, for operating leases, a lessee should recognize in its statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term; recognize a single lease cost, which is allocated over the lease term, generally on a straight line basis, and classify all cash payments within operating activities in the statement of cash flows. For financing leases, a lessee is required to recognize a right-of-use asset and a lease liability; recognize interest on the lease liability separately from amortization of the right-of-use asset, and classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. In addition, at the inception of a contract, an entity should determine whether the contract is or contains a lease. ASU 2016-02 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements (ASU 2018-11), which provides an option to use a modified retrospective transition method at the adoption date. U. S. Steel expects to adopt the new lease accounting standard at the adoption date using the optional modified retrospective transition method outlined in ASU 2018-11. U. S. Steel has completed its inventory of leases. Based on our lease portfolio and estimated secured borrowing rates at September 30, 2018, we anticipate that the impact of adoption will result in an insignificant cumulative effect of adoption and a right of use asset and total lease liability in the range of $200 million to $275 million. We estimate that the short-term portion of the total lease liability will be between $45 million and $75 million. We anticipate changes in our lease portfolio and estimated borrowing rates which will cause the actual impact of adoption to vary.

3.    Recently Adopted Accounting Standards

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). ASU 2018-02 allows a reclassification from Accumulated Other Comprehensive Income to Retained Earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (2017 Act). The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and for interim periods therein; early adoption is permitted. U. S. Steel adopted ASU 2018-02 on July 1, 2018, and elected not to reclassify the stranded tax effects related to the 2017 Act. As a result, the adoption did not have an impact on the Company's Consolidated Financial Statements. U. S. Steel's accounting policy is to release stranded income tax effects from AOCI when the circumstances upon which the stranded tax effects are premised cease to exist.
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

The effect of the retrospective presentation change related to the net periodic benefit cost of our defined benefit pension and other post-employment benefits (OPEB) plans on our consolidated statement of operations was as follows:

	Three Months Ended September 30, 2017
Statement of Operations (In millions)	As Revised	Previously Reported	Effect of Change Higher/(Lower)
Cost of Sales	$2,828	$2,829	$(1)
Selling, general and administrative expenses	75	89	(14)
Net periodic benefit cost (other than service cost)	15	—	15

	Nine Months Ended September 30, 2017
Statement of Operations (In millions)	As Revised	Previously Reported	Effect of Change Higher/(Lower)
Cost of Sales	$8,110	$8,115	$(5)
Selling, general and administrative expenses	223	265	(42)
Net periodic benefit cost (other than service cost)	47	—	47

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 reduced diversity in practice in how certain transactions are classified in the statement of cash flows by addressing eight specific cash receipt and cash payment issues. On January 1, 2018, U. S. Steel adopted the provisions of ASU 2016-15 using a retrospective transition method. As a result, all payments to extinguish debt will now be presented as cash outflows from financing activities on our Consolidated Statement of Cash Flows in accordance with ASU 2016-15. U. S. Steel has historically presented make-whole premiums as cash outflows from operating activities. There was a $4 million cash outflow for make-whole premiums that was reclassified from cash provided by operating activities to the repayment of long-term debt line within the cash used in financing activities section on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2017. The other cash receipt and cash payment items addressed in ASU 2016-15 did not have an impact on the Company’s Consolidated Statement of Cash Flows. Additionally, the Company has elected to use the cumulative earnings approach as defined in ASU 2016-15 to classify distributions received from equity method investees.
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
The results of segment operations for the three months ended September 30, 2018 and 2017 are:

(In millions) Three Months Ended September 30, 2018	Customer Sales	Intersegment Sales	Net Sales	Earnings from investees	Earnings (loss) before interest and income taxes
Flat-Rolled	$2,632	$32	$2,664	$15	$305
USSE	767	4	771	—	72
Tubular	313	2	315	2	7
Total reportable segments	3,712	38	3,750	17	384
Other Businesses	17	31	48	—	16
Reconciling Items and Eliminations	—	(69)	(69)	—	(27)
Total	$3,729	$—	$3,729	$17	$373

Three Months Ended September 30, 2017
Flat-Rolled	$2,249	$42	$2,291	$7	$161
USSE	710	1	711	—	73
Tubular	276	—	276	2	(7)
Total reportable segments	3,235	43	3,278	9	227
Other Businesses	13	29	42	—	12
Reconciling Items and Eliminations	—	(72)	(72)	—	21
Total	$3,248	$—	$3,248	$9	$260

The results of segment operations for the nine months ended September 30, 2018 and 2017 are:

(In millions) Nine Months Ended September 30, 2018	Customer Sales	Intersegment Sales	Net Sales	Earnings (Loss) from investees	Earnings (loss) before interest and income taxes
Flat-Rolled	$7,114	$148	$7,262	$34	$562
USSE	2,438	20	2,458	—	297
Tubular	888	4	892	5	(55)
Total reportable segments	10,440	172	10,612	39	804
Other Businesses	47	94	141	—	44
Reconciling Items and Eliminations	—	(266)	(266)	—	(37)
Total	$10,487	$—	$10,487	$39	$811

Nine Months Ended September 30, 2017
Flat-Rolled	$6,265	$154	$6,419	$24	$293
USSE	2,123	25	2,148	—	215
Tubular	682	—	682	6	(93)
Total reportable segments	9,070	179	9,249	30	415
Other Businesses	47	89	136	(1)	34
Reconciling Items and Eliminations	—	(268)	(268)	—	58
Total	$9,117	$—	$9,117	$29	$507
The following is a schedule of reconciling items to consolidated earnings (loss) before interest and income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Items not allocated to segments:
Gain on equity investee transactions (Note 24)	$—	$21	$18	$21
Granite City Works restart costs	(27)	—	(63)	—
Granite City Works adjustment to temporary idling charges	—	—	8	—
Loss on shutdown of certain tubular assets (a)	—	—	—	(35)
Gain associated with retained interest in U. S. Steel Canada Inc. (Note 23)	—	—	—	72
Total reconciling items	$(27)	$21	$(37)	$58
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

U. S. Steel has three reportable segments: Flat-Rolled, USSE and Tubular. Flat-Rolled primarily generates revenue from sheet and coated product sales to North American customers. Flat-Rolled also sells iron ore pellets and coke making by-products. USSE sells slabs, sheet, strip mill plate, coated products and spiral welded pipe to customers primarily in the Eastern European market. Tubular sells seamless and electric resistance welded (ERW) steel casing and tubing (commonly known as oil country tubular goods or OCTG), standard and line pipe and mechanical tubing and primarily serves customers in the oil, gas and petrochemical markets. Revenue from our railroad and real estate businesses is reported in the Other Businesses category in our segment reporting structure. The following tables disaggregate our revenue by product for each of our reportable business segments for the three and nine months ended September 30, 2018 and 2017, respectively:

Customer Sales by Product

(In millions) Three Months Ended September 30, 2018	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$40	$83	$—	$—	$123
Hot-rolled sheets	764	267	—	—	1,031
Cold-rolled sheets	718	91	—	—	809
Coated sheets	829	282	—	—	1,111
Tubular products	—	12	304	—	316
All Other (a)	281	32	9	17	339
Total	$2,632	$767	$313	$17	$3,729
(a) Consists primarily of sales of raw materials and coke making by-products.

(In millions) Three Months Ended September 30, 2017	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$15	$51	$—	$—	$66
Hot-rolled sheets	525	273	—	—	798
Cold-rolled sheets	576	79	—	—	655
Coated sheets	787	267	—	—	1,054
Tubular products	—	11	268	—	279
All Other (a)	346	29	8	13	396
Total	$2,249	$710	$276	$13	$3,248
(a) Consists primarily of sales of raw materials and coke making by-products.

(In millions) Nine Months Ended September 30, 2018	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$50	$172	$—	$—	$222
Hot-rolled sheets	1,976	959	—	—	2,935
Cold-rolled sheets	2,092	293	—	—	2,385
Coated sheets	2,332	889	—	—	3,221
Tubular products	—	37	862	—	899
All Other (a)	664	88	26	47	825
Total	$7,114	$2,438	$888	$47	$10,487
(a) Consists primarily of sales of raw materials and coke making by-products.

(In millions) Nine Months Ended September 30, 2017	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$16	$155	$—	$—	$171
Hot-rolled sheets	1,507	862	—	—	2,369
Cold-rolled sheets	1,761	235	—	—	1,996
Coated sheets	2,291	774	—	—	3,065
Tubular products	—	30	656	—	686
All Other (a)	690	67	26	47	830
Total	$6,265	$2,123	$682	$47	$9,117
(a) Consists primarily of sales of raw materials and coke making by-products.
6.     Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within U. S. Steel's Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows:

(In millions)	September 30, 2018	September 30, 2017
Cash and cash equivalents	$1,344	$1,694
Restricted cash in other current assets	4	—
Restricted cash in other noncurrent assets	37	42
Total cash, cash equivalents and restricted cash	$1,385	$1,736

Amounts included in restricted cash represent cash balances which are legally or contractually restricted, primarily for environmental capital expenditure projects and insurance purposes.

7.     Intangible Assets
Intangible assets that are being amortized on a straight-line basis over their estimated useful lives are detailed below:

		As of September 30, 2018			As of December 31, 2017
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22 Years	$132	$69	$63	$132	$64	$68
Patents	10-15 Years	22	6	16	22	5	17
Other	4-20 Years	14	8	6	15	8	7
Total amortizable intangible assets		$168	$83	$85	$169	$77	$92
Identifiable intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying values may not be recoverable.
Amortization expense was $2 million in both the three months ended September 30, 2018 and 2017. Amortization expense was $6 million in both the nine months ended September 30, 2018 and 2017. The estimated amortization expense for the remainder of 2018 is $2 million. We expect a consistent level of annual amortization expense through 2022.
In addition, the carrying amount of acquired water rights with indefinite lives as of September 30, 2018 and December 31, 2017 totaled $75 million. The acquired water rights are tested for impairment annually in the third quarter, or whenever events or circumstances indicate the carrying value may not be recoverable. U. S. Steel performed a qualitative impairment evaluation of its acquired water rights during the third quarter of 2018. Based on the results of the evaluation, the water rights were not impaired.

8.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost for the three months ended September 30, 2018 and 2017:

	Pension Benefits		Other Benefits
(In millions)	2018	2017	2018	2017
Service cost	$12	$13	$4	$4
Interest cost	58	59	23	23
Expected return on plan assets	(90)	(98)	(20)	(16)
Amortization of prior service cost	—	—	7	8
Amortization of actuarial net loss	38	37	1	1
Net periodic benefit cost, excluding below	18	11	15	20
Multiemployer plans	16	15	—	—
Settlement, termination and curtailment losses (a)	$10	$1	$—	$—
Net periodic benefit cost	$44	$27	$15	$20
(a) During the three months ended September 30, 2018, the non-qualified pension plan incurred settlement charges of approximately $10 million due to lump sum payments for certain individuals.
The following table reflects the components of net periodic benefit cost for the nine months ended September 30, 2018 and 2017:

	Pension Benefits		Other Benefits
(In millions)	2018	2017	2018	2017
Service cost	$37	$37	$12	$13
Interest cost	174	177	69	70
Expected return on plan assets	(270)	(292)	(61)	(49)
Amortization of prior service cost	—	—	22	22
Amortization of actuarial net loss	114	111	3	3
Net periodic benefit cost, excluding below	55	33	45	59
Multiemployer plans	45	44	—	—
Settlement, termination and curtailment losses (a)	10	5	—	—
Net periodic benefit cost	$110	$82	$45	$59
(a) During the first nine months of 2018 and 2017, the non-qualified pension plan incurred settlement charges of approximately $10 million and $5 million, respectively, due to lump sum payments for certain individuals.
Employer Contributions
During the first nine months of 2018, U. S. Steel made cash payments of $45 million to the Steelworkers’ Pension Trust and $19 million of pension payments not funded by trusts.
During the first nine months of 2018, cash payments of $36 million were made for other postretirement benefit payments not funded by trusts.
Company contributions to defined contribution plans totaled $13 million and $11 million for the three months ended September 30, 2018 and 2017, respectively. Company contributions to defined contribution plans totaled $35 million and $30 million for the nine months ended September 30, 2018 and 2017, respectively.
9.    Net Interest and Other Financial Costs
Net interest and other financial costs includes interest expense (net of capitalized interest), interest income, financing costs, net periodic benefit costs (other than service costs) related to pension and other post-

employment benefits (OPEB) plans, and foreign currency derivative and remeasurement gains and losses. During the three months ended September 30, 2018 and 2017, net foreign currency gains of $3 million and losses of $6 million, respectively were recorded in other financial costs. During the nine months ended September 30, 2018 and 2017, net foreign currency gains of $11 million and losses of $21 million, respectively, were recorded in other financial costs. Additionally, during the nine months ended September 30, 2018 and 2017, there were losses on debt extinguishments recognized of $77 million and $32 million, respectively.
See Note 14 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure.

10.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee) under the 2005 Stock Incentive Plan (the 2005 Plan) and the 2016 Omnibus Incentive Compensation Plan (the Omnibus Plan), which are more fully described in Note 14 of the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2017. On April 26, 2016, the Company's stockholders approved the Omnibus Plan and authorized the Company to issue up to 7,200,000 shares of U. S. Steel common stock under the Omnibus Plan. The Company's stockholders authorized the issuance of an additional 6,300,000 shares under the Omnibus Plan on April 25, 2017. While awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of September 30, 2018, there were 10,993,930 shares available for future grants under the Omnibus Plan.

Recent grants of stock-based compensation consist of stock options, restricted stock units, total shareholder return (TSR) performance awards and return on capital employed (ROCE) performance awards. Stock options are generally issued at the market price of the underlying stock on the date of the grant. Upon exercise of stock options, shares of U. S. Steel common stock were issued from treasury stock. Beginning in 2018, shares of common stock are issued from authorized, but unissued stock. The following table is a general summary of the awards made under the Omnibus Plan during the first nine months of 2018 and 2017. There were no stock options granted during the first nine months of 2018.

	2018		2017
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Stock Options	—	$—	647,780	$17.28
Restricted Stock Units	742,495	$41.44	344,500	$36.27
Performance Awards (c)
TSR	79,190	$61.57	169,850	$40.72
ROCE (d)	247,510	$43.50	—	$—
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted-average for all grants during the period.
(c) The number of performance awards shown represents the target value of the award.
(d) The ROCE awards granted in 2017 are not shown in the table above because they were granted in cash.
U. S. Steel recognized pretax stock-based compensation expense in the amount of $9 million and $6 million in the three-month periods ended September 30, 2018 and 2017, respectively, and $26 million and $21 million in the first nine months of 2018 and 2017, respectively.

As of September 30, 2018, total future compensation expense related to nonvested stock-based compensation arrangements was $29 million, and the weighted average period over which this expense is expected to be recognized is approximately 1 year.

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
11.    Income Taxes
Tax provision
For the nine months ended September 30, 2018 and 2017, we recorded a tax provision of $36 million on our pretax earnings of $559 million and a tax provision of $3 million on our pretax earnings of $231 million, respectively. Included in the tax provision in the first nine months of 2018 is a benefit for the release of a portion of the domestic valuation allowance due to pretax income. Included in the tax provision in the first nine months of 2017 is a benefit of $13 million related to the carryback of certain losses to prior years, as well as a benefit of $25 million related to the Company's intent to claim a refund of Alternative Minimum Tax credits pursuant to a provision in the Protecting Americans from Tax Hikes Act. As a result, the provision recorded in the third quarter of 2017 was immaterial.
The tax provision for the first nine months of 2018 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss.
During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2018 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2018 could be materially different from the forecasted amount used to estimate the tax provision for the nine months ended September 30, 2018.
Deferred taxes
Each quarter U. S. Steel analyzes the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion, or all, of the deferred tax asset may not be realized.

At September 30, 2018, U. S. Steel reviewed all available positive and negative evidence and determined that it is more likely than not that all of its net domestic deferred tax assets may not be realized.

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
Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in ASC Topic 740 on income taxes. As of September 30, 2018, and December 31, 2017, the total amount of gross unrecognized tax benefits was $40 million and $42 million, respectively. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $6 million as of both September 30, 2018 and December 31, 2017.
U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Consolidated Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of both September 30, 2018 and December 31, 2017, U. S. Steel had accrued liabilities of $6 million for interest and penalties related to uncertain tax positions.
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
The computations for basic and diluted earnings per common share from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2018	2017	2018	2017
Earnings attributable to United States Steel Corporation stockholders	$291	$147	$523	$228
Weighted-average shares outstanding (in thousands):
Basic	177,250	175,003	176,815	174,684
Effect of stock options, restricted stock units and performance awards	1,876	1,481	1,919	1,652
Adjusted weighted-average shares outstanding, diluted	179,126	176,484	178,734	176,336
Basic earnings per common share	$1.64	$0.84	$2.96	$1.30
Diluted earnings per common share	$1.62	$0.83	$2.92	$1.29
The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Securities granted under the 2016 Omnibus Incentive Compensation Plan, as amended	1,671	2,679	1,689	1,677
Dividends Paid Per Share
The dividend for each of the first three quarters of 2018 and 2017 was five cents per common share.

13.    Inventories
Inventories are carried at the lower of cost or market for last-in, first-out (LIFO) inventories and lower of cost and net realizable value for first-in, first-out (FIFO) method inventories. The LIFO method is the predominant method of inventory costing in the United States. The FIFO method is the predominant inventory costing method in Europe. At September 30, 2018 and December 31, 2017, the LIFO method accounted for 71 percent and 75 percent of total inventory values, respectively.

(In millions)	September 30, 2018	December 31, 2017
Raw materials	$622	$527
Semi-finished products	829	796
Finished products	441	356
Supplies and sundry items	58	59
Total	$1,950	$1,738
Current acquisition costs were estimated to exceed the above inventory values by $1,024 million and $802 million at September 30, 2018 and December 31, 2017, respectively. As a result of the liquidation of LIFO inventories, cost of sales decreased and earnings before interest and income taxes increased by $4 million for the three and nine months ended September 30, 2018, respectively. The impact from the liquidation of LIFO inventories was immaterial for the three and nine months ended September 30, 2017.
Inventory includes $39 million and $42 million of land held for residential/commercial development as of September 30, 2018 and December 31, 2017, respectively.
14.    Derivative Instruments
U. S. Steel is exposed to foreign currency exchange rate risks in our European operations. USSE’s revenues are primarily in euros and costs are primarily in euros and U.S. dollars (USD). U. S. Steel uses foreign exchange forward sales contracts (foreign exchange forwards) with maturities no longer than 12 months to exchange euros for USD to manage our currency requirements and exposure to foreign currency exchange rate fluctuations. Derivative instruments are required to be recognized at fair value in the Consolidated Balance Sheet. U. S. Steel has not elected to designate these contracts as hedges. Therefore, changes in their fair value are recognized immediately in the Consolidated Statements of Operations. We mitigate the risk of concentration of counterparty credit risk by purchasing our forwards from several counterparties.
During the three months ended September 30, 2018, U. S. Steel entered into long-term freight contracts in its domestic operations that require payment in Canadian dollars (CAD). We entered into foreign exchange forward sales contracts with maturities up to three years to exchange USD for CAD to mitigate a portion of the related risk of exchange rate fluctuations and to manage our currency requirements. We elected to designate these contracts as cash flow hedges. Accordingly, we record gains and losses on these contracts within accumulated other comprehensive income until the related contract impacts earnings. The impact related to these contracts was not material to our financial results for the three months ended September 30, 2018.
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

The table below shows the outstanding swap quantities used to hedge forecasted purchases and sales as of September 30, 2018 and September 30, 2017:

Hedge Contracts	Classification	September 30, 2018		September 30, 2017
Natural gas (in mmbtus)	Commodity purchase swaps	12,345,000		24,142,500
Tin (in metric tons)	Commodity purchase swaps	470		320
Zinc (in metric tons)	Commodity purchase swaps	13,886		16,716
Hot-rolled coils (in tons)	Sales swaps	38,000		122,000
Iron ore pellets (in metric tons)	Sales swaps	—		225,000
Foreign currency (in millions of euros)	Foreign exchange forwards		€275		€222
Foreign currency (in millions of CAD)	Foreign exchange forwards	C$	58	C$	—
The following summarizes the fair value amounts included in our Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017:

(In millions) Designated as Hedging Instruments	Balance Sheet Location	September 30, 2018	December 31, 2017
Sales swaps	Accounts payable	$6	$—
Commodity purchase swaps	Accounts receivable	1	4
Commodity purchase swaps	Accounts payable	9	2
Commodity purchase swaps	Investments and long-term receivables	—	1
Commodity purchase swaps	Other long-term liabilities	—	1

Not Designated as Hedging Instruments
Sales swaps	Accounts payable	—	2
Commodity purchase swaps	Accounts payable	—	1
Foreign exchange forwards	Accounts receivable	12	—
Foreign exchange forwards	Accounts payable	—	11
The table below summarizes the effect of hedge accounting on Accumulated Other Comprehensive Income (AOCI) and amounts reclassified from AOCI into earnings for the three and nine months ended September 30, 2018 and 2017:

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Location of Reclassification from AOCI (a)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Sales swaps (b)	$6	$—	Net sales	$(6)	$—
Commodity purchase swaps	—	8	Cost of sales (c)	(4)	(2)
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items since ineffectiveness is less than $1 million.
(b) U. S. Steel has elected hedge accounting for hot-rolled coil sales swaps prospectively on January 1, 2018. Iron ore pellet sales swaps were not classified as hedges.
(c) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Location of Reclassification from AOCI (a)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Sales swaps (b)	$(6)	$—	Net sales	$(9)	$—
Commodity purchase swaps	(7)	5	Cost of sales (c)	(3)	(5)
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items since ineffectiveness is less than $1 million.
(b) U. S. Steel has elected hedge accounting for hot-rolled coil sales swaps prospectively on January 1, 2018. Iron ore pellet sales swaps were not classified as hedges.
(c) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.
The table below summarizes the impact of derivative activity where hedge accounting has not been elected on our Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017:

		Amount of Gain (Loss) Recognized in Income
(In millions)	Consolidated Statement of Operations Location	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Sales swaps (a)	Net sales	$—	$5
Foreign exchange forwards (b)	Other financial costs	5	(7)
(a) U. S. Steel has elected hedge accounting for hot-rolled coil sales swaps prospectively on January 1, 2018. Iron ore pellet sales swaps were not classified as hedges.
(b) U. S. Steel has elected hedge accounting for foreign exchange forwards to exchange USD for CAD. Foreign exchange forwards to exchange euro for USD were not classified as hedges.

		Amount of Gain (Loss) Recognized in Income
(In millions)	Consolidated Statement of Operations Location	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Sales swaps (a)	Net sales	$—	$7
Commodity purchase swaps	Cost of sales	—	3
Foreign exchange forwards (b)	Other financial costs	18	(20)
(a) U. S. Steel has elected hedge accounting for hot-rolled coil sales swaps prospectively on January 1, 2018. Iron ore pellet sales swaps were not classified as hedges.
(b) U. S. Steel has elected hedge accounting for foreign exchange forwards to exchange USD for CAD. Foreign exchange forwards to exchange euro for USD were not classified as hedges.

At current contract values, $8 million and $6 million currently in AOCI as of September 30, 2018 will be recognized as an increase in cost of sales and a decrease in net sales, respectively, over the next year as related hedged items are recognized in earnings. The maximum derivative contract duration for commodity purchase swaps is 14 months and the maximum duration for sales swaps is 3 months.

15.    Debt

(In millions)	Interest Rates %	Maturity	September 30, 2018	December 31, 2017
2037 Senior Notes	6.650	2037	$350	$350
2026 Senior Notes	6.250	2026	650	—
2025 Senior Notes	6.875	2025	750	750
2021 Senior Secured Notes	8.375	2021	—	780
2020 Senior Notes	7.375	2020	356	432
Environmental Revenue Bonds	5.750 - 6.875	2019 - 2042	400	400
Fairfield Caster Lease		2022	23	24
Other capital leases and all other obligations		2019	1	1
Fourth Amended and Restated Credit Agreement	Variable	2023	—	—
USSK Credit Agreement	Variable	2023	—	—
USSK credit facilities	Variable	2018	—	—
Total Debt			2,530	2,737
Less unamortized discount and debt issuance costs			28	34
Less short-term debt and long-term debt due within one year			4	3
Long-term debt			$2,498	$2,700
To the extent not otherwise discussed below, information concerning the senior notes and other listed obligations can be found in Note 16 of the audited financial statements in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Senior Note Repurchases
Through a series of open market purchases, U. S. Steel repurchased approximately $75 million of its 7.375% Senior Notes due 2020 at a weighted average price of 107.119 percent of par during the nine months ended September 30, 2018.
Senior Secured Note Tender and Redemption
In March 2018, pursuant to a cash tender offer, U. S. Steel repurchased approximately $499 million aggregate principal amount of its outstanding 8.375% Senior Secured Notes due 2021 (2021 Senior Secured Notes). The aggregate cash outflow from the tender was approximately $538 million, which included $39 million in premiums. The remaining approximately $281 million aggregate principal amount of 2021 Senior Secured Notes was redeemed on April 12, 2018. The aggregate cash flow from the redemption was $302 million, which included $21 million in premiums.
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

As of September 30, 2018, there were no amounts drawn under the $1.5 billion Credit Facility Agreement. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of 10 percent of the total aggregate commitments and $150 million. Based on the most recent four quarters as of September 30, 2018, we would have met this covenant. If we are unable to meet this covenant in future periods, the amount available to the Company under this facility would be reduced by $150 million.

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
U. S. Steel Košice (USSK) credit facilities
On September 26, 2018, USSK, and one of its wholly owned subsidiaries, as guarantor, entered into a €460 million unsecured revolving credit facility (USSK Credit Agreement), replacing USSK's €200 million revolving credit facility (Prior Facility). The USSK Credit Agreement has a maturity date of September 26, 2023 and contains terms and conditions substantially similar to the Prior Facility. Concurrent with the execution of the USSK Credit Agreement, USSK reduced the size of a separate €40 million unsecured credit facility to €20 million.

At September 30, 2018, USSK had no borrowings under its €460 million (approximately $533 million) USSK Credit Agreement. The USSK Credit Agreement contains certain USSK financial covenants, including a maximum net debt to EBITDA ratio and a minimum stockholders' equity to assets ratio. The covenants are measured semi-annually for the period covering the last twelve calendar months and calculated as set forth in the USSK Credit Agreement. If USSK does not comply with the USSK Credit Agreement financial covenants, it may not draw on the facility until the next measurement date, outstanding borrowings may be accelerated, or the margin on outstanding borrowings may be increased. At September 30, 2018, USSK had full availability under the USSK Credit Agreement. On October 15, 2018, USSK drew down €200 million (approximately $232 million) from its USSK Credit Agreement (See Note 25).
At September 30, 2018, USSK had no borrowings under its €20 million and €10 million unsecured credit facilities (collectively, approximately $35 million) and the availability was approximately $33 million due to approximately $2 million of customs and other guarantees outstanding. The €20 million credit facility expires in December

2018. Currently, the €10 million credit facility also expires in December 2018, but can be extended one additional year to the final maturity date at the mutual consent of USSK and its lender.
Each of these facilities bear interest at the applicable inter-bank offer rate plus a margin and contain customary terms and conditions.
Change in control event
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,106 million as of September 30, 2018 may be declared due and payable; (b) the Credit Facility Agreement and the USSK credit facilities may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either purchase the leased Fairfield Works slab caster for approximately $24 million or provide a letter of credit to secure the remaining obligation.
16.    Asset Retirement Obligations
U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine, landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs:

(In millions)	September 30, 2018	December 31, 2017
Balance at beginning of year	$69	$79
Obligations settled	(7)	(8)
Change in estimate of obligations	—	(6)
Foreign currency translation effects	—	2
Accretion expense	2	2
Balance at end of period	$64	$69
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
The following table summarizes U. S. Steel’s financial liabilities that were not carried at fair value at September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$2,501	$2,478	$2,851	$2,678
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

18.    Statement of Changes in Stockholders’ Equity

The following table reflects the reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests for the nine months ended September 30, 2018 and 2017:

Nine Months Ended September 30, 2018 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,321	$133	$(845)	$176	$(76)	$3,932	$1
Comprehensive income (loss):
Net earnings	523	523
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	143		143
Currency translation adjustment	(58)		(58)
Derivative financial instruments	(11)		(11)
Employee stock plans	51			1	73	(23)
Dividends paid on common stock	(27)	(27)
Balance at September 30, 2018	$3,942	$629	$(771)	$177	$(3)	$3,909	$1

Nine Months Ended September 30, 2017 (In millions)	Total	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$2,275	$(250)	$(1,497)	$176	$(182)	$4,027	$1
Comprehensive income (loss):
Net earnings	228	228
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	146		146
Currency translation adjustment	149		149
Derivative financial instruments	6		6
Employee stock plans	26				90	(64)
Dividends paid on common stock	(26)					(26)
Other	4	4
Balance at September 30, 2017	$2,808	$(18)	$(1,196)	$176	$(92)	$3,937	$1

19.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions) (a)	Pension and Other Benefit Items	Foreign Currency Items	Unrealized Gain (Loss) on Derivatives	Total
Balance at December 31, 2017	$(1,309)	$463	$1	$(845)
Other comprehensive income before reclassifications	292	(58)	1	235
Amounts reclassified from AOCI (b)	(149)	—	(12)	(161)
Net current-period other comprehensive income (loss)	143	(58)	(11)	74
Balance at September 30, 2018	$(1,166)	$405	$(10)	$(771)
(a)Amounts do not reflect a tax benefit as a result of a full valuation allowance on our domestic deferred tax assets.
(b)See table below for further details.

		Amount reclassified from AOCI
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	Details about AOCI components	2018	2017	2018	2017
	Amortization of pension and other benefit items
	Prior service costs (a)	$(7)	$(8)	$(22)	$(22)
	Actuarial losses (a)	(39)	(38)	(117)	(114)
	Settlement, termination and curtailment losses (a)	(10)	(1)	(10)	(5)
	Total pensions and other benefits items	(56)	(47)	(149)	(141)
	Derivative reclassifications to Consolidated Statements of Operations	(11)	—	(12)	—
	Total before tax	(67)	(47)	(161)	(141)
	Tax benefit (b)	—	—	—	—
	Net of tax	$(67)	$(47)	$(161)	$(141)
(a)These AOCI components are included in the computation of net periodic benefit cost (see Note 8 for additional details).
(b)Amounts do not reflect a tax benefit as a result of a full valuation allowance on our domestic deferred tax assets.
20.    Transactions with Related Parties
Net sales to related parties and receivables from related parties primarily reflect sales of raw materials and steel products to equity investees and U. S. Steel Canada Inc. (USSC) after the Canada Companies' Creditor Arrangement Act (CCAA) filing on September 16, 2014, but before the sale to an affiliate of Bedrock Industries Group LLC (Bedrock) on June 30, 2017. Generally, transactions are conducted under long-term contractual arrangements. Related party sales and service transactions were $378 million and $272 million for the three months ended September 30, 2018 and 2017, respectively and $1,072 million and $941 million for the nine months ended September 30, 2018 and 2017, respectively.
Purchases from related parties for outside processing services provided by equity investees and USSC after the CCAA filing on September 16, 2014, but before the sale to Bedrock, amounted to $8 million and $7 million for the three months ended September 30, 2018 and 2017, respectively and $23 million and $62 million for the nine months ended September 30, 2018 and 2017, respectively. Purchases of iron ore pellets from related parties amounted to $23 million and $40 million for the three months ended September 30, 2018 and 2017, respectively and $66 million and $120 million for the nine months ended September 30, 2018 and 2017.
Accounts payable to related parties include balances due to PRO-TEC Coating Company, LLC (PRO-TEC) of $103 million and $72 million at September 30, 2018 and December 31, 2017, respectively for invoicing and receivables collection services provided by U. S. Steel on PRO-TEC's behalf. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $3 million and $2 million at September 30, 2018 and December 31, 2017, respectively.

21. Restructuring and Other Charges

Restructuring charges recorded during the nine months ended September 30, 2018 were immaterial. Cash payments were made related to severance and exit costs of $18 million.
During the nine months ended September 30, 2017, the Company recorded a net restructuring charge of $30 million, which consists of charges of $35 million related to the permanent shutdown of the No. 6 Quench & Temper Mill at Lorain Tubular Operations and a favorable adjustment of $5 million primarily associated with a change in estimate for previously recorded environmental costs and Company-wide headcount reductions. Cash payments were made related to severance and exit costs of $24 million.
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
The activity in the accrued balances incurred in relation to restructuring and other cost reduction programs during the nine months ended September 30, 2018 were as follows:

	Employee Related	Exit
(in millions)	Costs	Costs	Total
Balance at December 31, 2017	$4	$34	$38
Cash payments/utilization	(3)	(15)	(18)
Balance at September 30, 2018	$1	$19	$20

Accrued liabilities for restructuring and other cost reduction programs are included in the following balance sheet lines:

(in millions)	September 30, 2018	December 31, 2017
Accounts payable	$11	$26
Payroll and benefits payable	1	4
Deferred credits and other noncurrent liabilities	8	8
Total	$20	$38

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
Asbestos matters – As of September 30, 2018, U. S. Steel was a defendant in approximately 750 active cases involving approximately 2,300 plaintiffs. The vast majority of these cases involve multiple defendants. At December 31, 2017, U. S. Steel was a defendant in approximately 820 cases involving approximately 3,315 plaintiffs. As of September 30, 2018, about 1,540, or approximately 67 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, we believe that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

The following table shows the number of asbestos claims in the current period and the prior three years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved (a)	New Claims	Closing Number of Claims
December 31, 2015	3,455	415	275	3,315
December 31, 2016	3,315	225	250	3,340
December 31, 2017	3,340	275	250	3,315
September 30, 2018	3,315	1,225	210	2,300
(a) The period ending September 30, 2018 includes approximately 1,000 dismissed cases previously pending in the State of Texas.
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

(In millions)	Nine Months Ended September 30, 2018
Beginning of period	$179
Accruals for environmental remediation deemed probable and reasonably estimable	2
Obligations settled	(4)
End of period	$177
Accrued liabilities for remediation activities are included in the following Consolidated Balance Sheet lines:

(In millions)	September 30, 2018	December 31, 2017
Accounts payable	$30	$29
Deferred credits and other noncurrent liabilities	147	150
Total	$177	$179
Expenses related to remediation are recorded in cost of sales and were immaterial for both the three and nine-month periods ended September 30, 2018 and September 30, 2017. It is not currently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 15 to 30 percent.

Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

(1)
Projects with Ongoing Study and Scope Development - Projects which are still in the development phase. For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are six environmental remediation projects where additional costs for completion are not currently estimable, but could be material. These projects are at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI), the Fairless Plant, Cherryvale Zinc and the former steelmaking plant at Joliet, Illinois. As of September 30, 2018, accrued liabilities for these projects totaled $1 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $30 million to $50 million.

(2)
Significant Projects with Defined Scope - Projects with significant accrued liabilities with a defined scope. As of September 30, 2018, there are three significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $134 million. These projects are Gary Resource Conservation and Recovery Act (RCRA) (accrued liability of $26 million), the former Geneva facility (accrued liability of $62 million), and the former Duluth facility St. Louis River Estuary (accrued liability of $46 million).

(3)
Other Projects with a Defined Scope - Projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are two other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at September 30, 2018 was $4 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each have an accrued liability of less than $1 million each. The total accrued liability for these projects at September 30, 2018 was approximately $6 million. We do not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $22 million at September 30, 2018 and were based on known scopes of work.
Administrative and Legal Costs – As of September 30, 2018, U. S. Steel had an accrued liability of $8 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to bring existing facilities into compliance with various laws relating to the environment. In the first nine months of 2018 and 2017, such capital expenditures totaled $55 million and $39 million, respectively. U. S. Steel anticipates making additional such expenditures in the future; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
EU Environmental Requirements - Under the Emission Trading Scheme (ETS), USSK's final allocation of free allowances for the Phase III period, which covers the years 2013 through 2020 is 48 million allowances. We estimate a shortfall of approximately 16 million allowances for the Phase III period. Based on projected future production levels, we started to purchase allowances in the third quarter of 2017 to meet the annual compliance submission in the future. As of September 30, 2018, we have purchased approximately 10 million European Union Allowances totaling €101 million (approximately $117 million). However, due to a number of variables such as the future market value of allowances, future production levels and future emissions intensity levels, we cannot reliably estimate the full cost of complying with the ETS regulations at this time.
The EU’s Industry Emission Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Our most recent broad estimate of future capital expenditures for projects that go beyond BAT requirements is €138 million (approximately $160 million) over the 2017 to 2020 program period. In order to receive full grant amounts USSK is required to comply with certain financial covenants, which are assessed annually. USSK complied with these covenants as of September 30, 2018. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g. bank guarantee) to secure potential claims from the Slovak Government for repayment of a portion of the grant funds received.
Due to other EU legislation, BAT for Large Combustion Plants (LCP), we are required to make changes to the boilers at our steam and power generation plant in order to comply with stricter air emission limits for large combustion plants. The requirements for LCP resulted in the construction of a new boiler and certain upgrades to our existing boilers. In January 2014, the operation of USSK's boilers was approved by the European Commission (EC) as part of Slovakia's Transitional National Plan (TNP) for bringing all boilers in Slovakia into compliance by no later than 2020. The TNP establishes emissions ceilings for each category of emissions (total suspended particulate, sulfur dioxide (SO2), and nitrogen oxide (NOx)). The allowable amount of discharged emissions from existing boilers will decrease each year until mid-2020. These projects will result in a reduction in electricity, emissions, and operating, maintenance and waste disposal costs. The construction of both boilers is complete with a total final installed cost of €128 million (approximately $150 million). Broad legislative changes were enacted by the Slovak Republic to extend the scope of support for renewable sources of energy, that are intended to allow USSK to participate in Slovakia's renewable energy incentive program once the boiler projects are completed.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $4 million at September 30, 2018.
Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $16 million at September 30, 2018). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $197 million as of September 30, 2018, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by the Credit Facility Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $41 million and $44 million at September 30, 2018 and December 31, 2017, respectively.
Capital Commitments – At September 30, 2018, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $649 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2018	2019	2020	2021	2022	Later Years	Total
$195	$581	$482	$309	$304	$1,147	$3,018
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, and certain energy and utility services with terms ranging from two to 15 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy &

Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of September 30, 2018, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $168 million.
Total payments relating to unconditional purchase obligations were $147 million and $132 million for the three months ended September 30, 2018 and 2017, respectively, and $454 million and $425 million for the nine months ended September 30, 2018 and 2017, respectively.
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
24.    Equity Investee Transactions

On September 29, 2017, a subsidiary of U. S. Steel completed the sale of its 15% ownership interest in Tilden Mining Company L.C. for $105 million.  As a result of the transaction, U. S. Steel recognized a gain of approximately $26 million.

On May 31, 2018, U. S. Steel assigned its equity ownership interest in Leeds Retail Center, LLC and recognized a gain of approximately $18 million.

25.    Subsequent Events
On October 15, 2018, U. S. Steel and the United Steelworkers (USW) reached a tentative agreement on successor four-year Collective Bargaining Agreements covering approximately 14,000 USW-represented employees at all of the company’s domestic flat-rolled and iron ore mining facilities as well as tubular operations in Fairfield, Alabama, Lorain, Ohio, and Lone Star, Texas. The tentative agreements remain subject to ratification, which is anticipated to be completed by the end of November of 2018.
On October 15, 2018, USSK drew down €200 million (approximately $232 million) from its USSK Credit Agreement and subsequently repatriated most of the funds to its parent, U. S. Steel.  U. S. Steel intends to use the funds, together with cash on hand, for the redemption of its 7.375% Senior Notes due in 2020 (2020 Senior Notes) as discussed below.
On October 23, 2018, a subsidiary of U. S. Steel completed the sale of its 40% ownership interest in Acero Prime, S. R. L. de CV. As a result of the transaction, U. S. Steel recognized a pretax gain of approximately $20 million in the fourth quarter of 2018.
On November 1, 2018, U. S. Steel issued a notice to redeem its 2020 Senior Notes. On December 3, 2018, the next business day after the redemption date, the Company will redeem for cash all of its outstanding 2020 Senior Notes (approximately $356 million aggregate principal amount), at the redemption price of 100% of the principal amount thereof, plus a make-whole premium and accrued and unpaid interest, if any, to, but not including, the redemption date. The redemption will be funded by a combination of cash on hand and borrowings under the USSK Credit Agreement. U. S. Steel will incur a loss on early extinguishment of debt of approximately $20 million associated with this redemption.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

Net sales by segment for the three and nine months ended September 30, 2018 and 2017 are set forth in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, excluding intersegment sales)	2018	2017	% Change	2018	2017	% Change
Flat-Rolled Products (Flat-Rolled)	$2,632	$2,249	17%	$7,114	$6,265	14%
U. S. Steel Europe (USSE)	767	710	8%	2,438	2,123	15%
Tubular Products (Tubular)	313	276	13%	888	682	30%
Total sales from reportable segments	3,712	3,235	15%	10,440	9,070	15%
Other Businesses	17	13	31%	47	47	—%
Net sales	$3,729	$3,248	15%	$10,487	$9,117	15%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended September 30, 2018 versus the three months ended September 30, 2017 is set forth in the following table:
Three Months Ended September 30, 2018 versus Three Months Ended September 30, 2017

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other (c)	Net Change
Flat-Rolled	4%	16%	(1)%	—%	(2)%	17%
USSE	3%	7%	(1)%	(1)%	—%	8%
Tubular	(2)%	13%	1%	—%	1%	13%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
(c) Includes sales of coke and scrap inventory
Net sales were $3,729 million in the three months ended September 30, 2018, compared with $3,248 million in the same period last year. The increase in sales for the Flat-Rolled segment primarily reflects higher realized prices (increase of $131 per net ton) across all product types and increased shipments (increase of 115 thousand net tons) due to accelerated demand for steel products in line with the recent economic growth. The increase in sales for the USSE segment was primarily due to higher average realized euro-based prices (increase of €31 per net ton) and increased shipments (increase of 34 thousand net tons) due to improved market conditions. The increase in sales for the Tubular segment resulted from higher realized prices (increase of $169 per net ton) due to improved market conditions.
Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the nine months ended September 30, 2018 versus the nine months ended September 30, 2017 is set forth in the following table:
Nine Months Ended September 30, 2018 versus Nine Months Ended September 30, 2017

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other (c)	Net Change
Flat-Rolled	4%	10%	(1)%	—%	1%	14%
USSE	1%	5%	1%	8%	—%	15%
Tubular	11%	18%	1%	—%	—%	30%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
(c) Includes sales of coke and scrap inventory
Net sales were $10,487 million in the nine months ended September 30, 2018, compared with $9,117 million in the same period last year. The increase in sales for the Flat-Rolled segment primarily reflects higher realized prices (increase of $77 per net ton) across all product types and increased shipments (increase of 332 thousand net tons) due to accelerated demand for steel products in line with the recent economic growth. The increase in sales for the USSE segment was primarily due to strengthening of the euro versus the U.S. dollar and higher average realized euro-based prices (increase of €28 per net ton). The increase in sales for the Tubular segment resulted from higher realized prices (increase of $209 per net ton) and increased shipments (increase of 55 thousand net tons) due to improved market conditions.

Pension and other benefits costs
Pension and other benefit costs (other than service cost) are reflected within net interest and other financial costs and the service cost component is reflected within cost of sales in the Consolidated Statements of Operations.
Defined benefit and multiemployer pension plan costs included in cost of goods sold totaled $28 million and $82 million in the three and nine months ended September 30, 2018, respectively, compared to $28 million and $81 million in the comparable periods in 2017.

Costs related to defined contribution plans totaled $11 million and $32 million for the three and nine months ended September 30, 2018, respectively, compared to $11 million and $32 million in the comparable periods in 2017.
Other benefit expense included in cost of sales totaled $4 million and $12 million in the three months and nine months ended September 30, 2018, respectively, and $4 million and $13 million in the comparable periods in 2017.

Selling, general and administrative expenses
Selling, general and administrative expenses were $81 million and $251 million in the three and nine months ended September 30, 2018, respectively, compared to $75 million and $223 million in the three and nine months ended September 30, 2017, respectively. For both the three months and nine months ended September 30, 2018 the increase is primarily due to an increase in variable compensation.

Operating configuration update
In March 2018, U. S. Steel announced that it would restart the "B" blast furnace and steelmaking facilities at its Granite City Works facility, which would enable the Company to support anticipated increased demand for steel produced in the United States as a result of the Section 232 investigation into steel imports. The restart occurred in the second quarter of 2018.

Additionally, in June 2018, U. S. Steel announced that it would restart the "A" blast furnace at its Granite City Works facility, which will support increased demand for steel manufactured in the United States, while allowing the Company to continue to support customers during planned asset revitalization efforts. The restart was completed in October 2018.

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

Better operating performance in our Flat-Rolled segment, coupled with relatively stable market conditions during 2017 and 2018, have resulted in improved segment results in recent quarters. As we continue with the implementation of our asset revitalization program, described below, and increase investment in our facilities, we expect to realize the sustainable improvements in safety, quality, delivery and cost that we are targeting to position us to succeed over the long term and to support future growth initiatives.

Asset Revitalization
As part of our long-term strategy, the Board of Directors approved a $2 billion multi-year asset revitalization program focused on our Flat-Rolled segment. Management evaluated performance in the key industries we serve, and developed projects across multiple Flat-Rolled segment assets with a focus on continuous improvement in safety, quality, delivery and cost. The Company views this program as essential to improving reliability and our ability to compete effectively in the industry. As we revitalize our assets, we expect to increase profitability, productivity and operational stability and reduce volatility.
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

The benefits of the asset revitalization program are already evident, as we have achieved performance improvements from assets in which we have invested.  We continue to experience operational challenges on assets we have not yet fully addressed.   We expect further improvements in performance as we execute the remainder of our structured asset revitalization program.

Restructuring and Other Charges

Restructuring charges recorded during the nine months ended September 30, 2018 were immaterial. Cash payments were made related to severance and exit costs of $18 million.
During the nine months ended September 30, 2017, the Company recorded a net restructuring charge of $30 million, which consists of charges of $35 million related to the permanent shutdown of the No. 6 Quench & Temper Mill at Lorain Tubular Operations and a favorable adjustment of $5 million primarily associated with a change in estimate for previously recorded environmental costs and Company-wide headcount reductions. Cash payments were made related to severance and exit costs of $24 million.
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

Earnings (loss) before interest and income taxes by segment for the three and nine months ended September 30, 2018 and 2017 is set forth in the following table:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2018	2017		2018	2017
Flat-Rolled	$305	$161	89%	$562	$293	92%
USSE	72	73	(1)%	297	215	38%
Tubular	7	(7)	200%	(55)	(93)	41%
Total earnings from reportable segments	384	227	69%	804	415	94%
Other Businesses	16	12	33%	44	34	29%
Segment earnings before interest and income taxes	400	239	67%	848	449	89%
Items not allocated to segments:
Gain on equity investee transactions	—	21		18	21
Granite City Works restart costs	(27)	—		(63)	—
Granite City Works adjustment to temporary idling charges	—	—		8	—
Gain associated with retained interest in U. S. Steel Canada Inc.	—	—		—	72
Loss on shutdown of certain tubular assets	—	—		—	(35)
Total earnings before interest and income taxes	$373	$260	43%	$811	$507	60%
Segment results for Flat-Rolled

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017
Earnings before interest and taxes ($ millions)	$305	$161	89%	$562	$293	92%
Gross margin	16%	13%	3%	14%	11%	3%
Raw steel production (mnt)	2,933	2,821	4%	8,558	8,247	4%
Capability utilization	68%	66%	2%	67%	65%	2%
Steel shipments (mnt)	2,659	2,544	5%	7,777	7,445	4%
Average realized steel price per ton	$859	$728	18%	$807	$730	11%
The increase in Flat-Rolled results for the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to higher average realized prices (approximately $325 million) as a result of improved market conditions, and increased shipments, including substrate to our Tubular segment (approximately $30 million). This change was offset by increased spending for maintenance and outage costs (approximately $90 million), higher raw material costs (approximately $75 million), and an increase in other operating costs primarily due to increased variable compensation (approximately $45 million).
The increase in Flat-Rolled results for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to higher average realized prices (approximately $610 million) as a result of improved market conditions, increased shipments, including substrate to our Tubular segment (approximately $75 million) and lower energy costs (approximately $20 million). This change was partially offset by higher raw material costs (approximately $245 million), increased spending for maintenance and outage costs (approximately $125 million) and an increase in other operating costs primarily due to increased variable compensation (approximately $65 million).
Gross margin for the three and nine months ended September 30, 2018 compared to the same periods in 2017 increased primarily as a result of higher average realized prices.

Segment results for USSE

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017
Earnings before interest and taxes ($ millions)	$72	$73	(1)%	$297	$215	38%
Gross margin	13%	15%	(2)%	16%	14%	2%
Raw steel production (mnt)	1,210	1,235	(2)%	3,810	3,778	1%
Capability utilization	96%	98%	(2)%	102%	101%	1%
Steel shipments (mnt)	1,101	1,067	3%	3,384	3,333	2%
Average realized steel price per ton	$669	$639	5%	$695	$617	13%
USSE results for the three months ended September 30, 2018 remained consistent compared to the same period in 2017. The results included an increase due to higher average realized euro-based prices (approximately $45 million). This increase was offset by higher raw material costs (approximately $30 million) and increased other costs (approximately $15 million).
The increase in USSE results for the nine months ended September 30, 2018 compared to the same period in 2017 was due to higher average realized euro-based prices (approximately $115 million) and the strengthening of the euro versus the U.S. dollar (approximately $65 million). These increases were partially offset by higher raw material costs (approximately $50 million), which includes a favorable first-in-first-out (FIFO) inventory impact and increased operating costs (approximately $50 million).
Gross margin for the three months ended September 30, 2018 compared to the same period in 2017 decreased primarily as a result of reduced capacity utilization. Gross margin for the nine months ended September 30, 2018 compared to the same period in 2017 increased primarily as a result of higher realized prices.
Segment results for Tubular

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2018	2017		2018	2017
Earnings (loss) before interest and taxes ($ millions)	$7	$(7)	200%	$(55)	$(93)	41%
Gross margin	7%	4%	3%	—%	(5)%	5%
Steel shipments (mnt)	184	185	(1)%	564	509	11%
Average realized steel price per ton	$1,602	$1,433	12%	$1,477	$1,268	16%
The increase in Tubular results for the three months ended September 30, 2018 as compared to the same period in 2017 was primarily due to higher average realized prices (approximately $20 million) and decreased other costs (approximately $15 million). These increases were partially offset by higher substrate costs (approximately $20 million).
The increase in Tubular results for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to higher average realized prices (approximately $90 million) and improved shipment volumes (approximately $10 million). This increase was partially offset by higher substrate costs (approximately $60 million).
Gross margin for the three and nine months ended September 30, 2018 compared to the same periods in 2017 increased primarily as a result of higher average realized prices.
Results for Other Businesses

Other Businesses had income of $16 million and $44 million in the three and nine months ended September 30, 2018, compared to income of $12 million and $34 million in the three and nine months ended September 30, 2017.

Items not allocated to segments

We recognized a gain on equity investee transactions of $18 million in the nine months ended September 30, 2018 as a result of the assignment of our entire equity ownership interest in Leeds Retail Center, LLC in May 2018. We recognized a $21 million gain on equity investee transactions in the three and nine months ended September 30, 2017 due to the sale of our 15% ownership interest in Tilden Mining Company, L.C.

We recognized $27 million and $63 million in Granite City Works restart costs in the three and nine months ended September 30, 2018, respectively, as a result of costs associated with the restart of the "A" and "B" blast furnaces at Granite City Works.

We recorded an $8 million favorable adjustment in the nine months ended September 30, 2018 related to Granite City Works temporary idling charges as a result of the decision to restart the "B" blast furnace and steelmaking facilities at this facility in 2018.

We recognized a $72 million gain associated with our retained interest in U. S. Steel Canada Inc. (USSC) in the nine months ended September 30, 2017 as a result of the restructuring and disposition of USSC on June 30, 2017.

We recorded a $35 million loss on the shut down of certain tubular assets in the nine months ended September 30, 2017 as a result of the permanent shut down and relocation of the No. 6 Quench & Temper Mill at Lorain Tubular Operations.
Net interest and other financial costs

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2018	2017		2018	2017
Interest expense	$41	$60	(32)%	$134	$173	(23)%
Interest income	(6)	(5)	20%	(16)	(13)	23%
Loss on debt extinguishment	3	31	(90)%	77	32	141%
Other financial costs	2	12	(83)%	4	37	(89)%
Net periodic benefit cost (other than service cost)	19	15	27%	53	47	13%
Total net interest and other financial costs	$59	$113	(48)%	$252	$276	(9)%

During the nine months ended September 30, 2018, U. S. Steel issued $650 million aggregate principal amount of 2026 Senior Notes and repurchased through a tender offer $780 million of its 2021 Senior Secured Notes for an aggregate cash outflow of approximately $840 million, which included $60 million in premiums. Additionally, U. S. Steel repurchased approximately $75 million of its 2020 Senior Notes during the first nine months of 2018.  The loss on debt extinguishment line in the table above includes $66 million in premiums and $11 million in unamortized debt issuance costs which were written off in connection with the extinguishment of debt.  For further information, see Note 15 to the Consolidated Financial Statements.
The decrease in net interest and other financial costs in the three months ended September 30, 2018 as compared to the same period last year is primarily due to a loss on debt extinguishment in the three months ended September 30, 2017, reduced interest expense due to our improved debt profile and net foreign currency gains on our euro-U.S. dollar derivatives.
The decrease in net interest and other financial costs in the nine months ended September 30, 2018 as compared to the same period last year is primarily due to reduced interest expense as a result of our improved debt profile and net foreign currency gains on our euro-U.S. dollar derivatives partially offset by a higher loss on debt extinguishment in 2018.
The net periodic benefit cost (other than service cost) components of pension and other benefit costs are reflected in the table above, and increased in the three and nine months ended September 30, 2018 as compared to the same periods last year mainly due to higher settlement charges in 2018 resulting from lump sum payments for certain individuals.
Total net periodic pension cost, including service cost and multiemployer plans, is expected to total approximately $143 million in 2018. Total other benefits costs, including service cost, in 2018 are expected to total approximately $60 million. The pension cost projection includes approximately $60 million of contributions to the Steelworkers Pension Trust.
Income taxes
The income tax provision was $23 million and $36 million in the three and nine months ended September 30, 2018 compared to less than $1 million and $3 million in the three and nine months ended September 30, 2017. In 2018, the tax provision reflects a benefit for the release of a portion of the domestic valuation allowance due to pretax income. Included in the tax provision in the first nine months of 2017 is a benefit of $13 million related to the carryback of certain losses to prior years, as well as a benefit of $25 million related to the Company's intent to claim a refund of Alternative Minimum Tax credits pursuant to a provision in the Protecting Americans from Tax Hikes Act. As a result, the provision recorded in the third quarter of 2017 was immaterial.
On December 22, 2017, the Tax Cuts and Jobs Act (the 2017 Act) was signed into law. The 2017 Act includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the immediate expensing of capital expenditures, and puts into effect the migration from a worldwide system of taxation to a territorial system, among other things. After review, we have determined that the 2017 Act will have a minimal impact on the 2018 effective tax rate due to the Company's current corporate tax structure and net operating losses. However, we had a reduction in cash taxes paid in 2018 due to the elimination of the Alternative Minimum Tax and expect that benefit to continue in future years.
Each quarter U. S. Steel analyzes the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion, or all, of the deferred tax asset may not be realized.
Despite six consecutive quarters of pretax domestic income, at September 30, 2018, U. S. Steel determined that the negative evidence, including the uncertainty regarding the Company's continued ability to generate domestic income in the near term, still outweighs the positive evidence and concluded that is more likely than not that all of its net domestic tax asset may not be realized.
As our projections for 2019 are refined in the fourth quarter of this year, and with consideration of the profitability of our domestic operations in 2017 and year to date in 2018, it is reasonably possible that we may conclude that realization is more likely than not for some or all of the deferred tax asset with a valuation allowance, and we will reduce the related valuation allowance and record a non-cash benefit.
For further information on income taxes see Note 11 to the Consolidated Financial Statements.
Net earnings attributable to United States Steel Corporation were $291 million and $523 million in the three and nine months ended September 30, 2018, compared to net earnings of $147 million and $228 million in the three and nine months ended September 30, 2017. The changes primarily reflect the factors discussed above.
BALANCE SHEET
Accounts receivable increased by $294 million from year-end 2017 primarily due to higher average realized prices as well as increased shipment volumes across all of our segments.
Inventories increased by $212 million from year-end 2017 primarily as a result of increased operating levels and higher raw material prices.
Accounts payable and other accrued liabilities increased by $355 million from year-end 2017 primarily as a result of increased operating levels and higher raw material prices across all of our segments.
Property, plant and equipment, net increased by $363 million due to the level of capital expenditures exceeding depreciation expense.
Payroll and benefits payable increased by $78 million from year-end 2017 primarily due to increased accruals for variable compensation.

Long-term debt decreased by $202 million from year-end 2017 primarily due to the tender of approximately $499 million of our 2021 Senior Secured Notes in March 2018 and the redemption of the remaining $281 million in April 2018 and the repurchase of $75 million of our 2020 Senior Notes throughout 2018, partially offset by the issuance of $650 million aggregate principal amount of our 2026 Senior Notes in March 2018 . For additional information, see Note 15 to the Consolidated Financial Statements.
Employee benefits decreased by $93 million from year-end 2017 primarily as a result of impacts from the natural maturation of our pension plans.

CASH FLOW
Net cash provided by operating activities was $722 million for the nine months ended September 30, 2018 compared to net cash provided by operating activities of $546 million in the same period last year. The increase in cash from operations is primarily due to stronger financial results, partially offset by changes in working capital period over period.
Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.
Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the three months and twelve months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Twelve Months Ended September 30,
	2018	2017	2018	2017
Accounts Receivable Turnover	2.3	2.2	8.5	8.6
Inventory Turnover	1.7	1.6	6.4	6.1
The increase in the inventory turnover approximates one day for the three months ended September 30, 2018 as compared to September 30, 2017 and is primarily due to an increase in cost of goods sold mainly attributed to higher raw material costs. The increase in the inventory turnover approximates three days for the twelve months ended September 30, 2018 as compared to September 30, 2017 and is primarily due to an increase in cost of goods sold mainly attributed to higher raw material costs.
The accounts receivable turnover remained consistent for the three months and twelve months ended September 30, 2018 as compared to the three months and twelve months ended September 30, 2017.
The last-in, first-out (LIFO) inventory method is the predominant method of inventory costing in the United States. At September 30, 2018 and September 30, 2017, the LIFO method accounted for 71 percent and 74 percent of total inventory values, respectively. In the U.S., management monitors inventory realizability by comparing the LIFO cost of inventory with the replacement cost of inventory. To the extent the replacement cost (i.e., market value) of inventory is lower than the LIFO cost of inventory, management will write the inventory down. As of September 30, 2018, and December 31, 2017 the replacement cost of the inventory was higher by approximately $1,024 million and $802 million, respectively. Additionally, based on the Company’s latest internal forecasts and its inventory requirements, management does not believe there will be significant permanent LIFO liquidations that would impact earnings for the remainder of 2018.
Our cash conversion cycle for the third quarter of 2018 decreased by four days as compared to the fourth quarter of 2017 as shown below:

Cash Conversion Cycle	2018		2017
	$ millions	Days	$ millions	Days
Accounts receivable, net (a)	$1,673	41	$1,379	43

+ Inventories (b)	$1,950	55	$1,738	58

- Accounts Payable and Other Accrued Liabilities (c)	$2,523	70	$2,163	71

= Cash Conversion Cycle (d)		26		30
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
Capital expenditures for the nine months ended September 30, 2018, were $646 million, compared with $291 million in the same period in 2017. Flat-rolled capital expenditures were $531 million and included spending for the Great Lakes Blast Furnace D4 Major Repairs, Mon Valley sulfur dioxide (SO2) Boiler Stack project, Great Lakes Blast Furnace D4 No. 1 Stove Rebuild, Clairton C-Battery, Minntac Open Pit Equipment, Gary Hot Strip Mill Motors and Table Covers, Granite City A Restart and various other infrastructure, environmental and strategic projects. Tubular capital expenditures of $33 million primarily related to Offshore Operations Threading Line No. 5 and Swage extension, Lorain No. 3 Rotary Mill Reliability, as well as various other strategic capital projects. USSE capital expenditures of $63 million consisted of spending for No. 3 coke battery Thru-Wall Replacement, Blast Furnace 1 No. 13 Stove Rebuild, Continuous Pickle Line 1 upgrade and various other infrastructure and environmental projects.
U. S. Steel’s contractual commitments to acquire property, plant and equipment at September 30, 2018, totaled $649 million.
Capital expenditures for 2018 are expected to total approximately $1 billion and remain focused largely on strategic, infrastructure and environmental projects, as well as asset revitalization of our equipment to improve our operating reliability and efficiency, and product quality and cost by focusing on investments in our North American Flat-Rolled segment.
Issuance of long-term debt, net of financing costs, totaled $640 million in the nine months ended September 30, 2018. During the nine months ended September 30, 2018, U. S. Steel issued $650 million aggregate principal amount of 2026 Senior Notes. U. S. Steel received net proceeds from the offering of approximately $640 million after fees of approximately $10 million related to underwriting and third-party expenses. For further information, see Note 15 to the Consolidated Financial Statements.
Repayment of long-term debt totaled $922 million in the nine months ended September 30, 2018. Pursuant to a cash tender offer, U. S. Steel repurchased $499 million of our 2021 Senior Secured Notes in March 2018 and redeemed the remaining $281 million in April 2018. Approximately $60 million in premiums were paid for the 2021 Senior Secured Notes transactions. Additionally, U. S. Steel repurchased approximately $75 million of its 2020 Senior Notes through a series of open market purchases at a weighted average price of 107.119 percent of par during the nine months ended September 30, 2018 and paid premiums of approximately $5 million.
For further information, see Note 15 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes U. S. Steel’s liquidity as of September 30, 2018:

(Dollars in millions)
	Cash and cash equivalents	$1,344
	Amount available under $1.5 Billion Credit Facility Agreement	1,500
	Amount available under USSK credit facilities	566
	Total estimated liquidity	$3,410

As of September 30, 2018, $197 million of the total cash and cash equivalents was held by our foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.
On February 26, 2018, U. S. Steel entered into the Credit Facility Agreement, replacing its Third Amended and Restated Credit Agreement. The Credit Facility Agreement maintains the facility size of $1.5 billion and extends the maturity date to 2023.
As of September 30, 2018, there were no amounts drawn under the $1.5 billion Credit Facility Agreement. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of 10 percent of the total aggregate commitments and $150 million. Based on the four quarters as of September 30, 2018, we would have met this covenant. If we are unable to meet this covenant in future periods, the amount available to the Company under this facility would be reduced by $150 million.
On September 26, 2018, USSK, and one of its wholly owned subsidiaries, as guarantor, entered into a €460 million unsecured revolving credit facility (USSK Credit Agreement), replacing USSK's €200 million revolving credit facility (Prior Facility). The USSK Credit Agreement has a maturity date of September 26, 2023 and contains terms and conditions similar to the Prior Facility. Concurrent with the execution of the USSK Credit Agreement, USSK reduced the size of a separate €40 million unsecured credit facility to €20 million.
At September 30, 2018, USSK had no borrowings under its €460 million (approximately $533 million) USSK Credit Agreement. The USSK Credit Agreement contains certain USSK financial covenants, including a maximum net debt to EBITDA ratio and a minimum stockholders' equity to assets ratio. The covenants are measured semi-annually for the period covering the last twelve calendar months and calculated as set forth in the USSK Credit Agreement. If USSK does not comply with the USSK Credit Agreement financial covenants, it may not draw on the facility until the next measurement date, outstanding borrowings may be accelerated, or the margin on outstanding borrowings may be increased. At September 30, 2018, USSK had full availability under the USSK Credit Agreement. On October 15, 2018, USSK drew down €200 million (approximately $232 million) from its USSK Credit Agreement and subsequently repatriated most of the funds to its parent, U. S. Steel.  U. S. Steel intends to use the funds, together with cash on hand, for the redemption of its 7.375% Senior Notes due in 2020 (2020 Senior Notes) as discussed below.
At September 30, 2018, USSK had no borrowings under its €20 million and €10 million unsecured credit facilities (collectively approximately $35 million) and the aggregate availability was approximately $33 million due to approximately $2 million of customs and other guarantees outstanding. The €20 million credit facility expires in December 2018. Currently, the €10 million credit facility also expires in December 2018, but can be extended one additional year to the final maturity date at the mutual consent of USSK and its lender.

Through a series of open market purchases, U. S. Steel repurchased approximately $75 million of its 2020 Senior Notes at a weighted average price of 107.119 percent of par during the nine months ended September 30, 2018.

On November 1, 2018, U. S. Steel issued a notice to redeem its 2020 Senior Notes. On December 3, 2018, the next business day after the redemption date, the Company will redeem for cash all of its outstanding 2020 Senior Notes (approximately $356 million aggregate principal amount), at the redemption price of 100% of the principal amount thereof, plus a make-whole premium and accrued and unpaid interest, if any, to, but not including, the redemption date. The redemption will be funded by a combination of cash on hand and borrowings under the USSK Credit

Agreement. U. S. Steel will incur a loss on early extinguishment of debt of approximately $20 million associated with this redemption.
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
We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $197 million of liquidity sources for financial assurance purposes as of September 30, 2018. Increases in certain of these commitments which use collateral are reflected within cash, cash equivalents and restricted cash on the Consolidated Statement of Cash Flows.
At September 30, 2018, in the event of a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,106 million as of September 30, 2018 may be declared due and payable; (b) the Credit Facility Agreement and the USSK credit facilities may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield slab caster for $24 million or provide a cash collateralized letter of credit to secure the remaining obligation.
The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $4 million at September 30, 2018. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.
Our major cash requirements in 2018 are expected to be for capital expenditures, including asset revitalization, employee benefits and operating costs, which includes purchases of raw materials. We finished the third quarter of 2018 with $1,344 million of cash and cash equivalents and $3.4 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.
The Board of Directors has authorized a stock repurchase program under which up to $300 million of the Company’s outstanding common stock may be acquired over the next two years at the discretion of management.  The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending upon market conditions.  Under the program, the purchases will be funded from cash on hand, and the repurchased shares will be held as treasury shares.  As of September 30, 2018, there were no repurchases under this program.
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

Midwest Plant Incident

On April 11, 2017, there was a process waste water release at our Midwest Plant (Midwest) in Portage, Indiana that impacted a water outfall that discharges to Burns Waterway near Lake Michigan. U. S. Steel identified the source of the release and made the necessary repairs.  We determined that all repairs were safely working as intended and, on April 14, 2017, resumed operations in a controlled, phased and highly monitored approach with extensive input from participating government agencies. The Company has since implemented substantial operational, process and notification improvements at Midwest. The Company has been presented with cost reimbursements, loss of use and penalty requests from the involved governmental agencies.  In January of 2018, The Surfrider Foundation and the City of Chicago initiated suits in the Northern District of Indiana alleging CWA and Permit violations at Midwest. On April 2, 2018, the United States Environmental Protection Agency (U.S. EPA) and the State of Indiana initiated a separate action against the Company and lodged a Consent Decree negotiated between U. S. Steel and the relevant governmental agencies consisting of all material terms to resolve the CWA and National Pollutant Discharge Elimination System (NPDES) violations at the Midwest Plant. A public comment period for the Consent Decree ensued. U. S. Steel, U.S. EPA and the State of Indiana continue to review those comments. The Surfrider Foundation and the City of Chicago initially agreed to stay their actions pending finalization of the Consent Decree, but filed a motion to lift that stay in July 2018.  On September 13, 2018, both The Surfrider Foundation and the City of Chicago filed motions to intervene in the Consent Decree case which remain pending.

Slovak Operations

The EU’s Industry Emission Directive requires implementation of EU determined best available techniques (BAT) for iron and steel production, to reduce environmental impacts as well as compliance with BAT associated emission levels. This directive includes operational requirements for air emissions, wastewater discharges, solid waste disposal and energy conservation, dictates certain operating practices and imposes stricter emissions limits. Producers were required to be in compliance with the iron and steel BAT by March 8, 2016, unless specific exceptions or extensions were granted by the Slovak environmental authority. USSK updated existing operating permits for different facilities involved in producing iron and steel in the plant in accordance with the new BAT requirements. Through this process for some facilities, USSK has obtained extensions from the 2016 compliance deadline in order to meet or exceed the BAT requirements. Compliance with stricter emissions limits going beyond BAT requirements makes us eligible for EU funding support and prepares us for any further tightening of environmental protection standards. Our most recent broad estimate of likely total capital expenditures for projects to comply with or go beyond the BAT requirements for the 2017 to 2020 program period is €138 million (approximately $161 million). Through September 30, 2018, USSK spent €9 million (approximately $11 million) toward the total estimated capital expenditures for the 2017 to 2020 program period.

The EU has various programs under which funds are allocated to member states to implement broad public policies which are then awarded by the member states to public and private entities on a competitive basis. The funding intensity under these programs currently ranges from 55 percent of defined eligible costs on a project under the standard state scheme to 90 percent under an approved ad hoc scheme to improve the air quality in the Košice region of Slovakia. Based on our list of projects that comprise the approximate €138 million (approximately $161 million) of spending noted, we currently believe we will be eligible to receive up to €78 million (approximately $91 million) of incentive grants. This could potentially reduce our net cash expenditures to approximately €60 million (approximately $70 million). The actual amount of capital spending will be dependent upon, among other things, the actual amount of incentive grants received. In order to receive full grant amounts, USSK is required to comply with certain financial covenants, which are assessed annually. USSK complied with these covenants as of September 30, 2018. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g. bank guarantee) to secure potential claims from the Slovak Government for repayment of a portion of the grant funds received.

We also believe there will be increased operating costs associated with these projects, such as increased energy and maintenance costs. We are currently unable to reliably estimate what the increase in operating costs will be as many projects are still in the development stage.

On March 28, 2017, the Regional Court in Košice issued an ex parte judicial lien on USSK's real property to plaintiffs in an ongoing legal case. Following a decision of the Slovakian Supreme Court, which reversed and remanded the lien petition to the Regional Court, the lien has been removed. The Regional Court, which had originally issued the ex parte judicial lien, has decided that the imposition of a lien is not warranted and has not re-imposed the lien. The underlying case is still ongoing.

For further discussion of laws applicable in Slovakia and the EU and their impact on USSK, see Note 22 to the Consolidated Financial Statements, “Contingencies and Commitments - Environmental Matters, EU Environmental Requirements.”

New and Emerging Environmental Regulations

United States and European Greenhouse Gas Emissions Regulations

Future compliance with CO2 emission requirements may include substantial costs for emission allowances, restriction of production and higher prices for coking coal, natural gas and electricity generated by carbon based systems. Because we cannot predict what requirements ultimately will be imposed in the U.S. and Europe, it is difficult to estimate the likely impact on U. S. Steel, but it could be substantial. On March 28, 2017, President Trump signed Executive Order 13783 instructing the United States Environmental Protection Agency (U.S. EPA) to review the Clean Power Plan. On October 16, 2017, the U.S. EPA proposed to repeal the Clean Power Plan after reviewing the plan pursuant to President Trump’s executive order. Any repeal and/or replacement of the Clean Power Plan is likely to be challenged by various proponents of the plan, such as environmental groups and certain states. Any impacts to our operations as a result of any future greenhouse gas regulations are not estimable at this time since the matter is unsettled. In any case, to the extent expenditures associated with any greenhouse gas regulation, as with all costs, are not ultimately reflected in the prices of U. S. Steel's products and services, operating results will be reduced. In addition, on April 2, 2018, the U.S. EPA Administrator signed a notice in which the U.S. EPA withdrew from its prior January 12, 2017 Final Determination regarding greenhouse gas emission standards for model year (MY) 2022-2025 light duty vehicles. In the April 2, 2018 notice, the U.S. EPA provided its new determination that the greenhouse gas emission standards for MY 2022-2025 light duty vehicles are not appropriate in light of the record before the U.S. EPA and, therefore, the standards should be revised. The U.S. EPA, in partnership with the National Highway Traffic Safety Administration, will initiate a notice and comment rulemaking in a forthcoming Federal Register notice to further consider appropriate standards for MY 2022-2025 light-duty vehicles. California and other states have threatened to sue the U.S. EPA over the Agency’s withdrawal of the prior determination. There have been no material changes in U. S. Steel’s exposure to European Greenhouse Gas Emissions regulations since December 31, 2017.

United States - Air

The CAA imposes stringent limits on air emissions with a federally mandated operating permit program and civil and criminal enforcement sanctions. The CAA requires, among other things, the regulation of hazardous air pollutants through the development and promulgation of National Emission Standards for Hazardous Air Pollutants (NESHAP) and Maximum Achievable Control Technology (MACT) Standards. The U.S. EPA has developed various industry-specific MACT standards pursuant to this requirement. The CAA requires the U.S. EPA to promulgate regulations establishing emission standards for each category of Hazardous Air Pollutants. The U.S. EPA also must conduct risk assessments on each source category that is already subject to MACT standards and determine if additional standards are needed to reduce residual risks.

While our operations are subject to several different categories of NESHAP and MACT standards, the principal impact of these standards on U. S. Steel operations includes those that are specific to coke making, iron making, steel making and iron ore processing.

The U.S. EPA is currently in the process of completing a Residual Risk and Technology Review of the Integrated Iron and Steel MACT regulations, Coke MACT regulations, and Taconite Iron Ore Processing MACT regulations as required by the CAA. The U.S. EPA is under a court order to complete the Residual Risk and Technology Review of the Integrated Iron and Steel regulations no later than March 13, 2020; and to complete the Residual Risk and Technology Review of the Taconite Iron Ore Processing Regulations by June 30, 2020. Because the U.S. EPA has not completed its review, any impacts related to the U.S. EPA’s review of these standards cannot be estimated at this time.

On March 12, 2018, the New York State Department of Environmental Conservation (DEC) submitted a CAA Section 126 petition to the U.S. EPA. In the petition, the DEC asserts that stationary sources from the following nine states are interfering with attainment or maintenance of the 2008 and 2015 ozone National Ambient Air Quality Standards (NAAQS)

in New York state: Illinois, Indiana, Kentucky, Maryland, Michigan, Ohio, Pennsylvania, Virginia, and West Virginia. DEC is requesting the U.S. EPA to require sources of nitrogen oxides in the nine states to reduce such emissions. On May 4, 2018, citing Section 307(d)(10) of the CAA, the U.S. EPA issued a notice extending the deadline for the agency to respond to the petition until November 9, 2018. The U.S. EPA indicated the extension is justified because more time is needed to review the petition and to solicit public comment. U.S. EPA approval of the petition could potentially result in increased capital and operating costs to our operations in the states identified in the petition.

The CAA also requires the U.S. EPA to develop and implement NAAQS for criteria pollutants, which include, among others, particulate matter (PM) - consisting of PM10 and PM2.5, lead, carbon monoxide, nitrogen dioxide, SO2, and ozone.

In June 2010, the U.S. EPA significantly lowered the primary NAAQS for SO2 from 140 parts per billion (ppb) on a 24-hour basis to an hourly standard of 75 ppb. Subsequently, the U.S. EPA designated the areas in which Great Lakes Works and Mon Valley Works facilities are located as nonattainment with the 2010 standard for the SO2 NAAQS. The non-attainment designation requires the facilities to implement operational and/or capital improvements to demonstrate attainment with the 2010 standard. U. S. Steel worked with the Allegheny County Health Department (ACHD) in developing a State Implementation Plan (SIP) for the Allegheny County portion of the Pennsylvania SIP that includes reductions of SO2 and improved dispersion from U. S. Steel sources. The SIP is currently being reviewed by the U.S. EPA. In addition, as noted in the Legal Proceedings section, U. S. Steel continues to work with the regulatory authorities to address the Wayne County, Michigan (where Great Lakes Works is located) nonattainment status. The operational and financial impacts of the SO2 NAAQS is not estimated to be material at this time.

In October 2015, the U.S. EPA lowered the NAAQS for ozone from 75 ppb to 70 ppb. On November 6, 2017, the U.S. EPA designated most areas in which we operate as attainment with the 2015 standard. In a separate ruling, on June 4, 2018, the U.S. EPA designated other areas in which we operate as “marginal nonattainment” with the 2015 ozone standard. Because any regulatory or permitting actions to bring the ozone nonattainment areas into attainment have yet to be proposed or developed, the operational and financial impact of the ozone NAAQS cannot be reasonably estimated at this time.

On December 14, 2012, the U.S. EPA lowered the annual standard for PM2.5 from 15 micrograms per cubic meter (ug/m3) to 12 ug/m3, and retained the PM2.5 24-hour and PM10 NAAQS rules. In December 2014, the U.S. EPA designated some areas in which U. S. Steel operates as nonattainment with the 2012 annual PM2.5 standard. On April 6, 2018, the U.S. EPA published a notice that Pennsylvania, California and Idaho failed to submit a SIP to demonstrate attainment with the 2012 fine particulate standard by the deadline established by the CAA. As a result of the notice, Pennsylvania, in which we operate, is required to submit a SIP to the U.S. EPA no later than November 7, 2019 to avoid sanctions. Because it is early in the SIP development stages, any impacts to U. S. Steel cannot be reasonably estimated at this time.

In 2010, the U.S. EPA retained the annual nitrogen dioxide NAAQS standard, but created a new 1-hour NAAQS and established new data reduction and monitoring requirements. While the U.S. EPA has classified all areas as being in attainment or unclassifiable, it is requiring implementation of a network of monitoring stations to assess air quality. Until the network is implemented and further designations are made, the impact on operations at U. S. Steel facilities cannot be reasonably estimated.

In July 2018, the ACHD provided U. S. Steel, ACHD Regulation Subcommittee members and interested parties with draft regulations that would modify the existing air regulations applicable to coke plants in Allegheny County. While ACHD currently has some of the most stringent air regulations in the country governing coke plants, which apply to U. S. Steel’s coke plant in Clairton, Pennsylvania (the only remaining coke plant in Allegheny County and one of two remaining in Pennsylvania), the draft regulations would reduce the current allowable emissions from coke plant operations and would be more stringent than the Federal Best Available Control Technology and Lowest Achievable Emission Rate requirements. In various meetings with ACHD, U. S. Steel has raised significant objections, in particular, that ACHD has not demonstrated that continuous compliance with the draft rule is economically and technologically feasible. While U. S. Steel continues to meet with ACHD regarding the draft rule, U. S. Steel will take appropriate actions to ensure that any rule promulgated by ACHD complies with their statutory authority. Adopting the draft rule or similar rule could be material to U. S. Steel.

Environmental Remediation

In the United States, U. S. Steel has been identified as a potentially responsible party (PRP) at eight sites under CERCLA as of September 30, 2018. Of these, there are three sites where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but where sufficient information is not presently available to confirm the existence of liability or to make a reasonable estimate with respect to any potential liabilities. There are also 18 additional sites where U. S. Steel may be liable for remediation costs in excess of $100,000 under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share, is frequently dependent upon the outcome of ongoing investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably estimable. As environmental remediation matters proceed toward ultimate resolution or as remediation obligations arise, charges in excess of those previously accrued may be required.
For further discussion of relevant environmental matters, see "Part II. Other information - Item 1. Legal Proceedings - Environmental Proceedings."
The total accrual for such liabilities at September 30, 2018 was $177 million. These amounts exclude liabilities related to asset retirement obligations, disclosed in Note 16 to the Consolidated Financial Statements.
U. S. Steel is the subject of, or a party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Consolidated Financial Statements.
OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any material off-balance sheet arrangements during the third quarter of 2018.

GUIDANCE

Market conditions remain solid, with stable end-user steel consumption. We experienced lower customer order rates for an extended period, driven by falling spot and index prices. However, we expect continued strength in steel demand will support favorable market conditions as we enter 2019.

We expect results for our Flat-rolled segment to continue to improve primarily due to increased shipments and lower maintenance and outage costs, partially offset by lower average realized prices. Despite a softening in the energy tubulars market, we expect a slight improvement in Tubular segment results primarily due to increased shipments, partially offset by lower average realized prices. We expect results for our European segment to decrease primarily due to inventory revaluation adjustments related to raw material price volatility.

We currently expect fourth quarter 2018 adjusted EBITDA to be approximately $575 million, which would result in full-year 2018 adjusted EBITDA of approximately $1.8 billion.

Please refer to the table below for the reconciliation of Guidance net earnings to adjusted EBITDA.

UNITED STATES STEEL CORPORATION
RECONCILIATION OF ADJUSTED EBITDA GUIDANCE (a)
	Quarter Ended	Year Ended
	December 31,	December 31,
(Dollars in millions)	2018	2018
Reconciliation to Projected Adjusted EBITDA Included in Guidance
Projected net earnings attributable to United States Steel Corporation included in Guidance	$349	$872
Estimated income tax expense	30	66
Estimated net interest and other financial costs	75	327
Estimated depreciation, depletion and amortization	136	520
Gain on equity investee transactions	(20)	(38)
Granite City Works restart costs	5	68
Granite City works adjustment to temporary idling charges	—	(8)
Projected adjusted EBITDA included in Guidance	$575	$1,807
(a) Note: projected adjusted EBITDA included in Guidance excludes one-time costs resulting from the future ratification of a new collective bargaining agreement.

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

LABOR AGREEMENT
On October 15, 2018, U. S. Steel and the United Steelworkers (USW) reached a tentative agreement on successor four-year Collective Bargaining Agreements covering approximately 14,000 USW-represented employees at all of the company’s domestic flat-rolled and iron ore mining facilities as well as tubular operations in Fairfield, Alabama, Lorain, Ohio, and Lone Star, Texas. The tentative agreements remain subject to ratification, which is anticipated to be completed by the end of November of 2018.

INTERNATIONAL TRADE
U. S. Steel continues to face import competition, much of which is unfairly-traded, supported by foreign governments, and fueled by massive global steel overcapacity. Such practices, policies, and overcapacity impact the Company’s operational and financial performance. U. S. Steel continues to lead the industry in efforts to address dumped and subsidized imports and global overcapacity that threaten the Company, our workers, our shareholders, and our country’s national and economic security.
U. S. Steel continues to actively defend and maintain the 54 antidumping and countervailing (antisubsidy) duty orders covering products U. S. Steel produces in proceedings before the U.S. Department of Commerce (DOC), U.S. International Trade Commission, the U.S. Court of International Trade (CIT), the U.S. Court of Appeals for the Federal Circuit, and the World Trade Organization (WTO).
Through a series of Presidential Proclamations pursuant to Section 232 of the Trade Expansion Act of 1962, as of October 31, 2018, U.S. imports of certain steel products are subject to a 25 percent tariff, except for imports from: (1) Turkey, which are subject to a 50 percent tariff; (2) Argentina, Brazil, and South Korea, which are subject to restrictive quotas; and (3) Australia, which is not subject to either tariffs or quotas. The DOC is managing a process in which U.S. companies may request and/or oppose temporary product exclusions from the Section 232 tariffs or quotas. Over 30,000 exclusions have been requested. U. S. Steel is actively opposing exclusion requests for products that are the same or similar products to those U. S. Steel produces.
Several legal challenges, trade measures, and retaliation actions have been initiated in response to the Section 232 action on steel. In the U.S., the American Institute for International Steel’s constitutional challenge to the Section 232 statute filed in June 2018 before the CIT is in the briefing stage. Multiple countries have challenged the Section 232 action at the WTO and/or imposed retaliatory tariffs. Mexico imposed a 25 percent tariff on imports of U.S. steel and other products in June 2018. Canada imposed a countermeasure surtax of 25 percent on imports of U.S. steel and other products in July 2018 and imposed a provisional safeguard in the form of tariff rate quotas (TRQs; 25 percent tariffs on imports that exceed the quota) on certain steel products in October 2018. The European Union imposed 25 percent retaliatory tariffs on imports of U.S. steel and other products in June 2018 and imposed a provisional TRQ safeguard on global steel imports in July 2018. In response, the United States has challenged the above retaliation at the WTO.
Following an investigation of China’s technology transfer and intellectual property violations by the U.S. Trade Representative (USTR) under Section 301 of the Trade Act of 1974, approximately $250 billion of U.S. imports from China, including finished steel couplings and some products used in steel production, are subject to 10 to 25 percent tariffs.
On September 30, 2018, the United States, Canada, and Mexico agreed in principle to the United States-Mexico-Canada Agreement (USMCA), a new free trade agreement that is intended to replace the current North American Free Trade Agreement. USMCA contains several new provisions designed to increase the use of USMCA-origin steel and increase trade enforcement coordination among the three countries. To become law, USMCA must be ratified and implemented by the three governments. The agreement in principle to USMCA does not change the current Section 232 steel action or retaliation thereto.
U. S. Steel continues to execute a broad, global strategy to maximize opportunities and navigate challenges presented by imports, global steel overcapacity, and international trade law and policy developments.
NEW ACCOUNTING STANDARDS
See Notes 2 and 3 to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in U. S. Steel's exposure to market risk from December 31, 2017.

Item 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2018. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION
SUPPLEMENTAL STATISTICS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
SEGMENT EARNINGS (LOSS) BEFORE INTEREST AND INCOME TAXES:
Flat-Rolled	$305	$161	$562	$293
U. S. Steel Europe	72	73	297	215
Tubular	7	(7)	(55)	(93)
Total reportable segments	384	227	804	415
Other Businesses	16	12	44	34
Items not allocated to segments:
Gain on equity investee transactions	—	21	18	21
Granite City Works restart costs	(27)	—	(63)	—
Granite City Works adjustment to temporary idling charges	—	—	8	—
Gain associated with retained interest in U. S. Steel Canada Inc.	—	—	—	72
Loss on shutdown of certain tubular assets	—	—	—	(35)
Total earnings before interest and income taxes	$373	$260	$811	$507
CAPITAL EXPENDITURES
Flat-Rolled	$213	$134	531	206
U. S. Steel Europe	25	28	63	62
Tubular	9	8	33	19
Other Businesses	18	1	19	4
Total	$265	$171	$646	$291
OPERATING STATISTICS
Average realized price: ($/net ton) (a)
Flat-Rolled	$859	$728	807	730
U. S. Steel Europe	669	639	695	617
Tubular	1,602	1,433	1,477	1,268
Steel Shipments:(a)(b)
Flat-Rolled	2,659	2,544	7,777	7,445
U. S. Steel Europe	1,101	1,067	3,384	3,333
Tubular	184	185	564	509
Intersegment Shipments:(b)
Flat-Rolled to Tubular	26	43	158	137
U. S. Steel Europe to Flat-Rolled	—	—	22	47
Raw Steel Production:(b)
Flat-Rolled	2,933	2,821	8,558	8,247
U. S. Steel Europe	1,210	1,235	3,810	3,778
Raw Steel Capability Utilization: (c)
Flat-Rolled	68%	66%	67%	65%
U. S. Steel Europe	96%	98%	102%	101%

(a)	Excludes intersegment transfers.

(b)	Thousands of net tons.

(c)	Based on annual raw steel production capability of 17.0 million net tons for Flat-Rolled and 5.0 million net tons for USSE.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
GENERAL LITIGATION

On April 11, 2017, there was a process waste water release at our Midwest Plant (Midwest) in Portage, Indiana that impacted a water outfall that discharges to Burns Waterway near Lake Michigan. U. S. Steel identified the source of the release and made the necessary repairs.  We determined that all repairs were safely working as intended and, on April 14, 2017, resumed operations in a controlled, phased and highly monitored approach with extensive input from participating government agencies. The Company has since implemented substantial operational, process and notification improvements at Midwest. The Company has been presented with cost reimbursements, loss of use and penalty requests from the involved governmental agencies.  In January of 2018, The Surfrider Foundation and the City of Chicago initiated suits in the Northern District of Indiana alleging CWA and Permit violations at Midwest. On April 2, 2018, the U.S. EPA and the State of Indiana initiated a separate action against the Company and lodged a Consent Decree negotiated between U. S. Steel and the relevant governmental agencies consisting of all material terms to resolve the CWA and NPDES violations at the Midwest Plant. A public comment period for the Consent Decree ensued. U. S. Steel, U.S. EPA and the State of Indiana continue to review those comments. The Surfrider Foundation and the City of Chicago initially agreed to stay their actions pending finalization of the Consent Decree, but filed a motion to lift that stay in July 2018.  On September 13, 2018, both The Surfrider Foundation and the City of Chicago filed motions to intervene in the Consent Decree case which remain pending.

On August 9, 2017, the Minnesota Pollution Control Agency (MPCA) issued rulemaking proposals to replace the current sulfate standard with an equation-based standard. As part of the rulemaking process, an Administrative Law Judge (ALJ) was appointed to preside over public hearings and comments. The Company and others challenged the standards and presented evidence that the standards were unsupported by science and that the MPCA failed to consider associated costs as part of the rulemaking process. On January 9, 2018, the ALJ rejected the MPCA’s proposals, concluding that the MPCA failed to comply with state law requirements for drafting and adopting a new standard, that portions of the rule were unsupported by the MPCA’s evidence and that the MPCA proposal was unconstitutional due to vagueness. On March 28, 2018, the MPCA submitted comments to the Chief ALJ seeking revisions to these determinations. The ALJ has not reversed the decision and the litigation on this matter has ended. However, the Minnesota Governor rejected any new wild rice legislation and by Executive Order created a new "Wild Rice Task Force." This Task Force is to issue a new wild rice report by the end of December 2018. U. S. Steel has representation on this Task Force.
On October 2, 2017, an Amended Shareholder Class Action Complaint was filed in Federal Court in the Western District of Pennsylvania consolidating previously-filed actions. Separately, four related shareholder derivative lawsuits were filed in State and Federal courts in Pittsburgh, Pennsylvania. The underlying consolidated class action lawsuit alleges that U. S. Steel, certain current and former officers, an upper level manager of the Company and the financial underwriters who participated in the August 2016 secondary public offering (collectively, Defendants) violated federal securities laws in making false statements and/or failing to discover and disclose material information regarding the financial condition of the Company. The lawsuit claims that this conduct caused a prospective class of plaintiffs to sustain damages during the period from January 27, 2016 to April 25, 2017 as a result of the prospective class purchasing the Company's common stock at artificially inflated prices and/or suffering losses when the price of the common stock dropped. The derivative lawsuits generally make the same allegations against the same officers and also allege that certain current and former members of the Board of Directors failed to exercise appropriate control and oversight over the Company and were unjustly compensated. The plaintiffs seek to recover losses that were allegedly sustained. The class action Defendants moved to dismiss plaintiffs’ claims. On September 29, 2018 the Court ruled on those motions granting them in part and denying them in part. The Company is vigorously defending the remaining claims.

ENVIRONMENTAL PROCEEDINGS

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of September 30, 2018, under federal and state environmental laws. Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

As of September 30, 2018, U. S. Steel has received information requests or been identified as a PRP at a total of eight CERCLA sites, three of which have liabilities that have not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at the other five sites will be between $100,000 and $1 million for 4 of the sites, and over $5 million for 1 site as described below.

Duluth Works

The former U. S. Steel Duluth Works site was placed on the National Priorities List under CERCLA in 1983 and on the State of Minnesota’s Superfund list in 1984. Liability for environmental remediation at the site is governed by a Response Order by Consent executed with the MPCA in 1985 and a Record of Decision signed by MPCA in 1989. U. S. Steel has partnered with the Great Lakes National Program Office (GLNPO) of U.S. EPA Region 5 to address contaminated sediments in the St. Louis River Estuary and several other Operable Units that could impact the Estuary if not addressed. An amendment to the Project Agreement between U. S. Steel and GLNPO was executed during the second quarter of 2018 to recognize the costs associated with implementing the proposed remedial plan at the site.

While work continues on completion of the remedial design and educating the public and key stakeholders on the details of the plan, there has been no material change in the status of the project during the nine months ended September 30, 2018. Additional study, investigation, design, oversight costs, and implementation of U. S. Steel's preferred remedial alternatives on the upland property and Estuary are currently estimated as of September 30, 2018 at approximately $46 million.

RCRA and Other Remediation Sites

U. S. Steel may be liable for remediation costs under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. There are 18 such sites where remediation is being sought involving amounts in excess of $100,000. Based on currently available information, which is in many cases preliminary and incomplete, management believes that liability for cleanup and remediation costs in connection with eight sites have potential costs between $100,000 and $1 million per site, five sites may involve remediation costs between $1 million and $5 million per site and five sites are estimated to or could have, costs for remediation, investigation, restoration or compensation in excess of $5 million per site.

For more information on the status of remediation activities at U. S. Steel’s significant sites, see the discussions related to each site below.

Gary Works

On October 23, 1998, the U.S. EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measures Study (CMS) and Corrective Measure Implementation. While work continues on several items, there has been no material change in the status of the project during the nine months ended September 30, 2018. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $26 million as of September 30, 2018, based on our current estimate of known remaining costs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). While preliminary approval of the conceptual CAMU design has been granted by the UDEQ, there has been no material change in the status of the project during the nine months ended September 30, 2018. U. S. Steel has an accrued liability of approximately $62 million as of September 30, 2018, for our estimated share of the remaining costs of remediation.

USS-POSCO Industries (UPI)

A joint venture in Pittsburg, California between subsidiaries of U. S. Steel and POSCO, UPI's facilities were previously owned and operated solely by U. S. Steel which retains primary responsibility for the existing environmental conditions. Work continues to monitor the impacts of the remedial plan implemented in 2016 to address groundwater impacts from trichloroethylene at SWMU 4. Evaluations continue for the three SWMUs known as the Northern Boundary Group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As such, there has been no material change in the status of the project during the nine months ended September 30, 2018. As of September 30, 2018, approximately $1 million has been accrued for ongoing environmental studies, investigations and remedy monitoring. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, the U.S. EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) in December 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management, with the approval of the U.S. EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. While work continues on different aspects of the program, there has been no material change in the status of the project during the nine months ended September 30, 2018. In total, the accrued liability for remaining work under the Corrective Action Program, was approximately $252,000 at September 30, 2018. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairless Plant

In April 1993, U. S. Steel entered into a consent order with the U.S. EPA pursuant to RCRA, under which U. S. Steel would perform Interim Measures (IM), an RFI and CMS at our Fairless Plant. A Phase I RFI Final Report was submitted in September of 1997. With U.S. EPA’s agreement, in lieu of conducting subsequent phases of the RFI and the CMS, U. S. Steel has been working through the Pennsylvania Department of Environmental Protection Act 2 Program to characterize and remediate facility parcels for redevelopment. While work continues on these items, there has been no material change in the status of the project during the nine months ended September 30, 2018. As of September 30, 2018, the accrued liability to maintain the interim measures, and clear properties through the Act 2 process is approximately $189,000. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel and the Ohio Environmental Protection Agency (OEPA) commenced discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Areas of Contamination was submitted in March 2012. While discussions continue with OEPA on finalizing the Phase II RFI report that addresses additional investigations of soil, site wide groundwater and the pipe mill lagoon, there has been no material change in the status of the project during the nine months ended September 30, 2018. As of September 30, 2018, costs to complete additional projects are estimated to be approximately $98,000. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Joliet Works

The 50-acre parcel at the former Joliet Works is enrolled in the Illinois Environmental Protection Agency’s (IEPA) voluntary Site Remediation Program (the Program). The Program requires investigation and establishment of cleanup objectives followed by submission/approval of a Remedial Action Plan to meet those objectives. The 50-acre parcel was divided into four subareas with remedial activities completed in 2015 for three of the subareas. While work continues to define the requirements for further investigation of the remaining subarea, there has been no material change in the status of the project during the nine months ended September 30, 2018. U. S. Steel has an accrued liability of $287,000 as of September 30, 2018. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Cherryvale (KS) Zinc

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation of the site proper was essentially completed in 2007. The Consent Order was amended on May 3, 2013, to require investigation (but not remediation) of potential contamination beyond the boundary of the former zinc smelting operation. On November 22, 2016, KDHE approved a State Cooperative Final Agency Decision Statement that identified the remedy selected to address potential contamination beyond the boundary of the former zinc smelting site. The Removal Action Design Plan was approved during the second quarter of 2018, and work continues on finalizing the institutional controls required under the Plan. Negotiations of an amended consent order for remediation is scheduled to commence in the fourth quarter of 2018. As of September 30, 2018, an accrual of approximately $220,000 remains available for addressing these outstanding issues. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

South Works

On August 29, 2017, U. S. Steel was notified by the U.S. Coast Guard of a sheen on the water in the North Vessel Slip at our former South Works in Chicago, Illinois.  U. S. Steel has been working with the IEPA under their voluntary Site Remediation Program since 1993 to evaluate the condition of the property including the North Vessel Slip. The result of this cooperative effort has been the issuance of a series of “No Further Remediation” (NFR) notices to U. S. Steel including one specific to the North Vessel Slip. U. S. Steel has notified the IEPA of the potential changed condition and is working closely with the IEPA and the U. S. Coast Guard to determine the source of the sheen and options to address the issue. U. S. Steel has an accrued liability of $25,000 as of September 30, 2018.

Air Related Matters

Great Lakes Works

In June 2010, the U.S. EPA significantly lowered the primary National Ambient Air Quality Standards (NAAQS) for SO2 from 140 parts per billion (ppb) on a 24-hour basis to an hourly standard of 75 ppb. Based upon the 2009-2011 ambient air monitoring data, the U.S. EPA designated the area in which Great Lakes Works is located as nonattainment with the 2010 SO2 NAAQS.

As result, pursuant to the CAA, the Michigan Department of Environmental Quality (MDEQ) was required to submit a SIP to the U.S. EPA that demonstrates that the entire nonattainment area (and not just the monitor) would be in attainment by October 2018 by using conservative air dispersion modeling.  To develop the SIP, U. S. Steel met with MDEQ on multiple occasions and had offered reduction plans to MDEQ but the parties could not agree to a plan. MDEQ, instead promulgated Rule 430 which was solely directed at U. S. Steel. The Company challenged Rule 430 before the Michigan Court of Claims who by Order dated October 4, 2017, granted the Company’s motion for summary disposition voiding Rule 430 finding that it violated rule-making provisions of the Michigan Administrative Procedures Act and Michigan Constitution. Since Rule 430 has been invalidated and MDEQ's SIP has not been approved, U.S. EPA has indicated that it would promulgate a Federal Implementation Plan (FIP) pursuant to its obligations and authority under the Clean Air Act. Because development of the FIP is in the early stages, the impacts of the nonattainment designation to the Company are not estimable at this time.

On October 8, 2018, U. S. Steel received a Violation Notice from MDEQ in which MDEQ alleges that U. S. Steel exceeded applicable limits at the pickle line based upon the results of a stack test conducted in April 2018. U. S. Steel is responding to the MDEQ with information regarding improvements made at the pickle line and related equipment since April 2018. No penalty has been assessed.

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

Minnesota Ore Operations

On February 6, 2013, the U.S. EPA published a FIP that applies to taconite facilities in Minnesota. The FIP establishes and requires emission limits and the use of low NOx reduction technology on indurating furnaces as Best Available Retrofit Technology (BART). While U. S. Steel installed low NOx burners on three furnaces at Minntac and is currently obligated to install low NOx burners on the two other furnaces at Minntac pursuant to existing agreements and permits, the rule would require the installation of a low NOx burner on the one furnace at Keetac for which U. S. Steel did not have an otherwise existing obligation. U. S. Steel estimates expenditures associated with the installation of low NOx burners of as much as $25 to $30 million. In 2013, U. S. Steel filed a petition for administrative reconsideration to the U.S. EPA and a petition for judicial review of the 2013 FIP and denial of the Minnesota SIP to the Eighth Circuit. In April 2016, the U.S. EPA promulgated a revised FIP with the same substantive requirements for U. S. Steel. In June 2016, U. S. Steel filed a petition for administrative reconsideration of the 2016 FIP to the U.S. EPA and a petition for judicial review of the 2016 FIP before the Eighth Circuit Court of Appeals. While the proceedings regarding the petition for judicial review of the 2013 FIP remained stayed, oral arguments regarding the petition for judicial review of the 2016 FIP were heard by the Eighth Circuit Court of Appeals on November 15, 2017. Thus, both petitions for judicial review remain with the Eighth Circuit. On December 4, 2017, U.S. EPA published a notification in the Federal Register in which the U.S. EPA denied U. S. Steel’s administrative petitions for reconsideration and stay of the 2013 FIP and 2016 FIP. On February 1, 2018, U. S. Steel filed a petition for judicial review of U.S. EPA’s denial of the administrative petitions for reconsideration to the Eighth Circuit Court of Appeals. U. S. Steel continues to defend its three petitions that are before the Eighth Circuit Court of Appeals regarding BART requirements at Minntac and Keetac while pursuing a resolution that would include an equitable revision to the FIP.

Mon Valley Works

On November 9, 2017, U.S. EPA Region III and ACHD jointly issued a Notice of Violation (NOV) regarding the Company’s Edgar Thomson facility in Braddock, PA. In addition, on November 20, 2017, ACHD issued a separate, but related NOV to the Company regarding the Edgar Thomson facility. In the NOVs, based upon their inspections and review of documents collected throughout the last two years, the agencies allege that the Company has violated the CAA by exceeding the allowable visible emission standards from certain operations during isolated events. In addition, the agencies allege that the Company has violated certain maintenance, reporting, and recordkeeping requirements. U. S. Steel met with U.S. EPA Region III and ACHD on December 18, 2017. ACHD, U.S. EPA Region III and U. S. Steel continue to negotiate a potential resolution of the matter.

U. S. Steel received a civil enforcement order with an assessed penalty in the amount of $263,400 from the ACHD on April 4, 2018. The allegations in the order are based on events that were alleged to have occurred in February and March of 2016. The allegations were the subject of Occupational Safety and Health Administration (OSHA) citations that were resolved through a settlement agreement after U. S. Steel contested the OSHA citations.  Specifically, the ACHD alleges that U. S. Steel failed to properly abate asbestos-containing material in conformance with applicable permits and regulations.  After meeting with U. S. Steel, on May 3, 2018, the ACHD vacated the original order and issued a new order reducing the penalty to $198,600 for alleged violations of the asbestos Operating and Maintenance Permit. U. S. Steel appealed the new order on June 4, 2018. In addition, the ACHD issued three new civil enforcement orders on June 3, 2018, assessing a total penalty of $91,100 for the Company’s alleged failure to submit quarterly reports of asbestos removed under its Operating and Maintenance Permits at the Irvin Works, Edgar Thomson, and Clairton plants in 2015, 2016, 2017, and the first quarter of 2018. The Company appealed the June 3, 2018 orders on June 28, 2018. The cases were consolidated. After agreeing to perform some community supplemental environmental projects to offset part of the penalty, U. S. Steel withdrew the appeal of the consolidated cases on October 15, 2018.

On June 28, 2018, U. S. Steel received an Enforcement Order from the ACHD for the Clairton plant for alleged violations of various environmental permit and regulatory requirements pertaining to air emissions. The total penalty demand is $1,091,950 for alleged violations that were to have occurred in late 2017 and early 2018. ACHD ordered U. S. Steel to conduct a SO2 stack test of C Battery Quench Tower exhaust. ACHD also ordered U. S. Steel to provide an assessment of all emissions points at the Clairton facility to ACHD; and to propose measures, for ACHD approval, to reduce SO2, particulate matter and visible emissions within sixty days of receipt of the Order. In the Order, ACHD demanded that if U. S. Steel fails to meet any requirements in the Order, U. S. Steel shall place its two worst performing batteries on hot idle until ACHD determines U. S. Steel is in compliance with the Order. U. S. Steel has appealed the Order and posted the penalty amount in an escrow account; and is currently engaged in discovery regarding the matter. A hearing date has been scheduled for December 3, 2018.

On October 17, 2018, ACHD issued an administrative order and assessed a penalty of $620,300 for violations regarding fugitive emission sources (coke oven doors, lids, offtakes, charging, high opacity doors and soaking) at the Clairton plant that were alleged to have occurred during the second quarter of 2018. We are currently reviewing the Order and will take appropriate action once our review is complete.
ASBESTOS LITIGATION
As of September 30, 2018, U. S. Steel was a defendant in approximately 750 active cases involving approximately 2,300 plaintiffs. The vast majority of these cases involve multiple defendants. At December 31, 2017, U. S. Steel was a defendant in approximately 820 active cases involving approximately 3,315 plaintiffs. As of September 30, 2018, about 1,540, or approximately 67 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, we believe that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved (a)	New Claims	Closing Number of Claims
December 31, 2015	3,455	415	275	3,315
December 31, 2016	3,315	225	250	3,340
December 31, 2017	3,340	275	250	3,315
September 30, 2018	3,315	1,225	210	2,300
(a) The period ending September 30, 2018 includes approximately 1,000 dismissed cases previously pending in the State of Texas.

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

Item 1A. RISK FACTORS

Please refer to item 1A. of our annual report on Form 10-K for the year ended December 31, 2017 and item 1A. of our quarterly report on Form 10-Q  for the quarter ended June 30, 2018 for a description of the principal risk factors affecting our business.

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
November 2, 2018
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.