Form 10-Q
period 2019-03-31
UNITED STATES STEEL CORP
filed 2019-05-03
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
(412) 433-1121
(Registrant’s telephone number,
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ✓ ] No [    ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company __
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     No ✓
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
United States Steel Corporation Common Stock	X	New York Stock Exchange and Chicago Stock Exchange
Common stock outstanding at April 25, 2019 – 172,391,637 shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains information that may constitute ”forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections. Generally, we have identified such forward-looking statements by using the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “target,” “forecast,” “aim,” "should," “will” and similar expressions or by using future dates in connection with any discussion of, among other things, operating performance, trends, events or developments that we expect or anticipate will occur in the future, statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general views about future operating results. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts, but instead represent only the Company’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as of the time made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to the risks and uncertainties described in this report and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

References in this Quarterly Report on Form 10-Q to "U. S. Steel," "the Company," "we," "us," and "our" refer to United States Steel Corporation and its consolidated subsidiaries unless otherwise indicated by the context.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2019	2018
Net sales:
Net sales	$3,124	$2,821
Net sales to related parties (Note 21)	375	328
Total (Note 5)	3,499	3,149
Operating expenses (income):
Cost of sales (excludes items shown below)	3,172	2,808
Selling, general and administrative expenses	78	78
Depreciation, depletion and amortization	143	128
Earnings from investees	(9)	(3)
Net loss on disposal of assets	4	1
Total	3,388	3,012
Earnings before interest and income taxes	111	137
Interest expense	34	50
Interest income	(5)	(5)
Loss on debt extinguishment (Note 11)	—	46
Other financial (income) costs	(3)	10
Net periodic benefit cost (other than service cost)	23	17
Net interest and other financial costs (Note 11)	49	118
Earnings before income taxes	62	19
Income tax provision (Note 13)	8	1
Net earnings	54	18
Less: Net earnings attributable to noncontrolling interests	—	—
Net earnings attributable to United States Steel Corporation	$54	$18
Earnings per common share (Note 14):
Earnings per share attributable to United States Steel Corporation stockholders:
-Basic	$0.31	$0.10
-Diluted	$0.31	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Net earnings	$54	$18
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	(17)	40
Changes in pension and other employee benefit accounts	32	46
Derivative financial instruments	15	(16)
Total other comprehensive income, net of tax	30	70
Comprehensive income including noncontrolling interest	84	88
Comprehensive income attributable to noncontrolling interest	—	—
Comprehensive income attributable to United States Steel Corporation	$84	$88

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents (Note 6)	$676	$1,000
Receivables, less allowance of $28 and $29	1,489	1,435
Receivables from related parties (Note 21)	240	224
Inventories (Note 7)	2,133	2,092
Other current assets	92	79
Total current assets	4,630	4,830
Operating lease assets (Note 8)	234	—
Property, plant and equipment	16,210	16,008
Less accumulated depreciation and depletion	11,221	11,143
Total property, plant and equipment, net	4,989	4,865
Investments and long-term receivables, less allowance of $5 in both periods	535	513
Intangibles – net (Note 9)	156	158
Deferred income tax benefits (Note 13)	427	445
Other noncurrent assets	181	171
Total assets	$11,152	$10,982
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$2,428	$2,454
Accounts payable to related parties (Note 21)	119	81
Payroll and benefits payable	333	440
Accrued taxes	115	118
Accrued interest	26	39
Current operating lease liabilities (Note 8)	53	—
Current portion of long-term debt (Note 16)	66	65
Total current liabilities	3,140	3,197
Noncurrent operating lease liabilities (Note 8)	185	—
Long-term debt, less unamortized discount and debt issuance costs (Note 16)	2,326	2,316
Employee benefits	954	980
Deferred income tax liabilities (Note 13)	12	14
Deferred credits and other noncurrent liabilities	299	272
Total liabilities	6,916	6,779
Contingencies and commitments (Note 22)
Stockholders’ Equity (Note 19):
Common stock (178,042,935 and 177,386,430 shares issued) (Note 14)	178	177
Treasury stock, at cost (5,185,931 shares and 2,857,578 shares)	(126)	(78)
Additional paid-in capital	3,924	3,917
Retained earnings	1,255	1,212
Accumulated other comprehensive loss (Note 20)	(996)	(1,026)
Total United States Steel Corporation stockholders’ equity	4,235	4,202
Noncontrolling interests	1	1
Total liabilities and stockholders’ equity	$11,152	$10,982

The accompanying notes are an integral part of these consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Increase (decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net earnings	$54	$18
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	143	128
Loss on debt extinguishment (Note 11)	—	46
Pensions and other postretirement benefits	30	22
Deferred income taxes (Note 13)	6	—
Net loss on disposal of assets	4	1
Distributions received, net of equity investees earnings	(9)	(3)
Changes in:
Current receivables	(124)	(169)
Inventories	(50)	(76)
Current accounts payable and accrued expenses	(73)	(65)
Income taxes receivable/payable	41	(8)
Bank checks outstanding	9	4
All other, net	(2)	3
Net cash provided by (used in) operating activities	29	(99)
Investing activities:
Capital expenditures	(302)	(208)
Net cash used in investing activities	(302)	(208)
Financing activities:
Issuance of long-term debt, net of financing costs (Note 16)	—	640
Repayment of long-term debt (Note 16)	—	(538)
Common stock repurchased (Note 24)	(42)	—
Dividends paid	(9)	(9)
Receipt from exercise of stock options	—	30
Taxes paid for equity compensation plans (Note 12)	(5)	(6)
Net cash (used in) provided by financing activities	(56)	117
Effect of exchange rate changes on cash	(2)	10
Net decrease in cash, cash equivalents and restricted cash	(331)	(180)
Cash, cash equivalents and restricted cash at beginning of year (Note 6)	1,040	1,597
Cash, cash equivalents and restricted cash at end of period (Note 6)	$709	$1,417

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
The year-end Consolidated Balance Sheet data was derived from audited statements but does not include all disclosures required for complete financial statements by accounting principles generally accepted in the United States of America (U.S. GAAP). The other information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which should be read in conjunction with these financial statements.
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

3.    Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). Under ASU 2016-02, for operating leases, a lessee should recognize in its statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term; recognize a single lease cost, which is allocated over the lease term, generally on a straight line basis, and classify all cash payments within operating activities in the statement of cash flows. For finance leases, a lessee is required to recognize a right-of-use asset and a lease liability; recognize interest on the lease liability separately from amortization of the right-of-use asset, and classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) -Targeted Improvements (ASU 2018-11), which provides an option to use a modified retrospective transition method at the adoption date. U. S. Steel adopted the new lease accounting standard effective January 1, 2019 using the optional modified retrospective transition method outlined in ASU 2018-11. As a result of the adoption, an operating lease asset and current and noncurrent liabilities for operating leases were recorded, and there was an insignificant reduction in prior year retained earnings for the cumulative effect of adoption for operating leases where payment started after lease commencement. See Note 8 for further details.

U. S. Steel's adoption of the following ASU's effective January 1, 2019 did not have a material impact on U. S. Steel's financial position, results of operations or cash flows:

Accounting Standard Update
2018-07	Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting
2018-15	Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs in a Cloud Computing Arrangement That is a Service Contract
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
The results of segment operations for the three months ended March 31, 2019 and 2018 are:

(In millions) Three Months Ended March 31, 2019	Customer Sales	Intersegment Sales	Net Sales	Earnings from investees	Earnings (loss) before interest and income taxes
Flat-Rolled	$2,405	$69	$2,474	$7	$95
USSE	737	3	740	—	29
Tubular	343	2	345	2	10
Total reportable segments	3,485	74	3,559	9	134
Other Businesses	14	30	44	—	8
Reconciling Items and Eliminations	—	(104)	(104)	—	(31)
Total	$3,499	$—	$3,499	$9	$111

Three Months Ended March 31, 2018
Flat-Rolled	$2,046	$57	$2,103	$2	$33
USSE	823	1	824	—	110
Tubular	266	—	266	1	(27)
Total reportable segments	3,135	58	3,193	3	116
Other Businesses	14	31	45	—	11
Reconciling Items and Eliminations	—	(89)	(89)	—	10
Total	$3,149	$—	$3,149	$3	$137

The following is a schedule of reconciling items to consolidated earnings before interest and income taxes:

	Three Months Ended March 31,
(In millions)	2019	2018
Items not allocated to segments:
Clairton coke making facility fire	$(31)	$—
Granite City Works adjustment to temporary idling charges	—	10
Total reconciling items	$(31)	$10
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

U. S. Steel has three reportable segments: Flat-Rolled, USSE and Tubular. Flat-Rolled primarily generates revenue from sheet and coated product sales to North American customers. Flat-Rolled also sells slabs, iron ore pellets and coke making by-products. USSE sells slabs, sheet, strip mill plate, coated products and spiral welded pipe to customers primarily in the Eastern European market. Tubular sells seamless and electric resistance welded (ERW) steel casing and tubing (commonly known as oil country tubular goods or OCTG), standard and line pipe and mechanical tubing and primarily serves customers in the oil, gas and petrochemical markets. Revenue from our railroad and real estate businesses is reported in the Other Businesses category in our segment reporting structure. The following tables disaggregate our revenue by product for each of our reportable business segments for the three months ended March 31, 2019 and 2018, respectively:

Net Sales by Product

(In millions) Three Months Ended March 31, 2019	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$88	$4	$—	$—	$92
Hot-rolled sheets	763	332	—	—	1,095
Cold-rolled sheets	661	88	—	—	749
Coated sheets	728	279	—	—	1,007
Tubular products	—	9	335	—	344
All Other (a)	165	25	8	14	212
Total	$2,405	$737	$343	$14	$3,499
(a) Consists primarily of sales of raw materials and coke making by-products.

(In millions) Three Months Ended March 31, 2018	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$9	$37	$—	$—	$46
Hot-rolled sheets	572	353	—	—	925
Cold-rolled sheets	639	98	—	—	737
Coated sheets	706	297	—	—	1,003
Tubular products	—	12	259	—	271
All Other (a)	120	26	7	14	167
Total	$2,046	$823	$266	$14	$3,149
(a) Consists primarily of sales of raw materials and coke making by-products.
6.     Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within U. S. Steel's Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows:

(In millions)	March 31, 2019	March 31, 2018
Cash and cash equivalents	$676	$1,372
Restricted cash in other current assets	2	6
Restricted cash in other noncurrent assets	31	39
Total cash, cash equivalents and restricted cash	$709	$1,417

Amounts included in restricted cash represent cash balances which are legally or contractually restricted, primarily for environmental capital expenditure projects and insurance purposes.
7.    Inventories
Inventories are carried at the lower of cost or market for last-in, first-out (LIFO) inventories and lower of cost and net realizable value for first-in, first-out (FIFO) method inventories. The LIFO method is the predominant method of inventory costing in the United States. The FIFO method is the predominant inventory costing method in Europe. At March 31, 2019 and December 31, 2018, the LIFO method accounted for 73 percent and 74 percent of total inventory values, respectively.

(In millions)	March 31, 2019	December 31, 2018
Raw materials	$617	$605
Semi-finished products	1,059	1,021
Finished products	401	404
Supplies and sundry items	56	62
Total	$2,133	$2,092
Current acquisition costs were estimated to exceed the above inventory values by $1,159 million and $1,038 million at March 31, 2019 and December 31, 2018, respectively. As a result of the liquidation of LIFO inventories, cost of sales increased and earnings before income and income taxes decreased by $1 million and $2 million in the three months ended March 31, 2019 and March 31, 2018, respectively.
Inventory includes $41 million and $39 million of land held for residential/commercial development as of March 31, 2019 and December 31, 2018, respectively.

8.    Leases
Effective January 1, 2019, U. S. Steel adopted ASU 2016-02 using the optional modified retrospective transition method outlined in ASU 2018-11 which permitted application of ASU 2016-02 on January 1, 2019 using a cumulative effect adjustment to the opening balance of retained earnings. As a result of adoption, an operating lease asset of $234 million and current and noncurrent liabilities for operating leases of $53 million and $185 million, respectively, were recorded as of March 31, 2019 (see below tabular disclosure for further details). There was an insignificant cumulative effect of adoption for operating lease liabilities that exceeded their related asset values for leases where payment started after lease commencement.
Operating lease assets consist primarily of office space, heavy mobile equipment used in our mining operations and facilities and equipment under operating service agreements for electricity generation and scrap processing. We also have operating lease assets for light mobile equipment and information technology assets. Significant finance leases include the Fairfield slab caster lease and heavy mobile equipment used in our mining operations (see Note 16 for further details). Variable lease payments are primarily related to operating service agreements where payment is solely dependent on consumption of certain services, such as raw material and by-product processing. Most long-term leases include renewal options and, in certain leases, purchase options. Generally, we are not reasonably certain that these options will be exercised. We have residual value guarantees under certain light mobile equipment leases. There is no impact to our leased assets for residual value guarantees as the potential loss is not probable (see “Other Contingencies” in Note 22 for further details). We do not have material restrictive covenants associated with our leases or material amounts of sublease income. From time to time, U. S. Steel may enter into arrangements for the construction or purchase of an asset and then enter into a financing arrangement to lease the asset. U. S. Steel recognizes leased assets and liabilities under these arrangements when it obtains control of the asset.
U. S. Steel elected the option within ASU 2016-02 to straight-line expense and not record assets or liabilities for leases with an initial term of 12 months or less. For leases beginning in 2019 and later, we separate non-lease components from lease components for leases under operating service agreements. We do not separate non-lease components for other lease types as they are not significant. The Company does not have secured notes outstanding; therefore, we use an estimated secured borrowing rate as the discount rate for most of our leases. In accordance with the practical expedients outlined in ASU 2016-02, we did not use hindsight in determining the lease term for existing leases and elected not to reassess the following for existing leases: whether contracts contain a lease, lease classification, and initial direct costs.
The following table summarizes the lease amounts included in our Consolidated Balance Sheet as of March 31, 2019.

(In millions)	Balance Sheet Location	March 31, 2019
Assets
Operating	Operating lease assets(a)	$234
Finance	Property, plant and equipment(b)	31
Total Lease Assets		$265

Liabilities
Current
Operating	Current operating lease liabilities	$53
Finance	Current portion of long-term debt	6
Non-Current
Operating	Noncurrent operating lease liabilities	185
Finance	Long-term debt less unamortized discount and debt issuance costs	32
Total Lease Liabilities		$276
(a) Operating lease assets are recorded net of accumulated amortization of $12 million.
(b) Finance lease assets are recorded net of depreciation of $21 million.

Operating lease cost of $21 million and $3 million was recorded in Cost of sales and Selling, general and administrative expenses, respectively, for the three months ended March 31, 2019. The amount recorded in Cost of sales includes $5 million of variable lease cost and an immaterial amount of short-term lease cost. Finance lease cost of $1 million for the three months ended March 31, 2019 was primarily recorded in Depreciation, depletion and amortization.
Lease liability maturities as of March 31, 2019 are shown below:

(In millions)	Operating	Finance	Total
2019	$53	$7	$60
2020	57	8	65
2021	47	8	55
2022	37	14	51
2023	28	3	31
After 2023	74	5	79
Total Lease Payments	$296	$45	$341
Less: Interest	58	7	65
Present value of lease liabilities	$238	$38	$276
Future minimum commitments for capital and operating leases having initial non-cancelable lease terms in excess of one year as of the year ended December 31, 2018 were as follows:

(In millions)	Capital Leases	Operating Leases
2019	$5	$66
2020	5	55
2021	5	45
2022	11	37
2023	—	28
Later years	—	72
Total minimum lease payments	$26	$303
Less imputed interest costs	4
Present value of net minimum lease payments included in long-term debt	$22
Lease terms and discount rates are shown below:

March 31, 2019
Weighted average lease term
Finance	5 years
Operating	6 years

Weighted average discount rate
Finance	6.92%
Operating	7.16%
Supplemental cash flow information related to leases was as follows:

(In millions)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18
Operating cash flows from finance leases	—
Financing cash flows from finance leases	—
Right-of-use assets exchanged for lease liabilities:
Operating leases	8
Finance leases	16
9.     Intangible Assets
Intangible assets that are being amortized on a straight-line basis over their estimated useful lives are detailed below:

		As of March 31, 2019			As of December 31, 2018
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22 Years	$132	$72	$60	$132	$70	$62
Patents	10-15 Years	22	7	15	22	7	15
Other	4-20 Years	14	8	6	14	8	6
Total amortizable intangible assets		$168	$87	$81	$168	$85	$83
Identifiable intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying values may not be recoverable.
Amortization expense was $2 million for both three months ended March 31, 2019 and March 31, 2018. The estimated amortization expense for the remainder of 2019 is $6 million. We expect a consistent level of annual amortization expense through 2023.
The carrying amount of acquired water rights with indefinite lives as of March 31, 2019 and December 31, 2018 totaled $75 million. The acquired water rights are tested for impairment annually in the third quarter, or whenever events or circumstances indicate the carrying value may not be recoverable. U. S. Steel performed a qualitative impairment evaluation of its acquired water rights during the third quarter of 2018. Based on the results of the evaluation, the water rights were not impaired.

10.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost for the three months ended March 31, 2019 and 2018:

	Pension Benefits		Other Benefits
(In millions)	2019	2018	2019	2018
Service cost	$11	$13	$3	$4
Interest cost	60	58	23	23
Expected return on plan assets	(81)	(90)	(20)	(20)
Amortization of prior service cost	—	—	7	7
Amortization of actuarial net loss	33	38	1	1
Net periodic benefit cost, excluding below	23	19	14	15
Multiemployer plans	18	14	—	—
Net periodic benefit cost	$41	$33	$14	$15
Employer Contributions
During the first three months of 2019, U. S. Steel made cash payments of $18 million to the Steelworkers’ Pension Trust and $2 million of pension payments not funded by trusts.
During the first three months of 2019, cash payments of $9 million were made for other postretirement benefit payments not funded by trusts.
Company contributions to defined contribution plans totaled $10 million and $11 million for the three months ended March 31, 2019 and 2018, respectively.
11.    Net Interest and Other Financial Costs
Net interest and other financial costs includes interest expense (net of capitalized interest), interest income, financing costs, net periodic benefit costs (other than service costs) related to pension and other post-employment (OPEB) plans, and foreign currency derivative and remeasurement gains and losses. During the three months ended March 31, 2019 and 2018, net foreign currency gains of $7 million and losses of $4 million, respectively, were recorded in other financial costs. Additionally, during the three months ended March 31, 2018, there was a loss on debt extinguishment of $46 million. There were no debt extinguishment transactions in 2019.
See Note 15 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure.

12.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee) under the 2005 Stock Incentive Plan (the 2005 Plan) and the 2016 Omnibus Incentive Compensation Plan (the Omnibus Plan). On April 26, 2016, the Company's stockholders approved the Omnibus Plan and authorized the Company to issue up to 7,200,000 shares of U. S. Steel common stock under the Omnibus Plan. The Company's stockholders authorized the issuance of an additional 6,300,000 shares under the Omnibus Plan on April 25, 2017. While the awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of March 31, 2019, there were 6,612,640 shares available for future grants under the Omnibus Plan.

Recent grants of stock-based compensation consist of restricted stock units, total shareholder return (TSR) performance awards and return on capital employed (ROCE) performance awards. Shares of common stock under the Omnibus Plan are issued from authorized, but unissued stock. The following table is a general summary of the awards made under the Omnibus Plan during the first quarter of 2019 and 2018.

	2019		2018
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Restricted Stock Units	975,750	$23.91	450,240	$43.99
Performance Awards (c)
TSR	210,520	$29.22	70,470	$63.87
ROCE	526,140	$23.92	236,220	$43.99
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted-average for all grants during the quarter.
(c) The number of performance awards shown represents the target value of the award.
U. S. Steel recognized pretax stock-based compensation expense in the amount of $8 million and $7 million in the three month periods ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, total future compensation expense related to nonvested stock-based compensation arrangements was $46 million, and the weighted average period over which this expense is expected to be recognized is approximately 18 months.

Restricted stock units awarded as part of annual grants generally vest ratably over three years. Their fair value is the market price of the underlying common stock on the date of grant. Restricted stock units granted in connection with new-hire or retention grants generally cliff vest three years from the date of the grant.

TSR performance awards may vest at varying levels at the end of a three-year performance period if U. S. Steel's total shareholder return compared to the total shareholder return of a peer group of companies meets performance criteria during the three-year performance period. TSR performance awards can vest at between zero and 200 percent of the target award. The fair value of the TSR performance awards is calculated using a Monte-Carlo simulation.

ROCE performance awards may vest at the end of a three-year performance period contingent upon meeting the specified ROCE metric. ROCE performance awards can vest at between zero and 200 percent of the target award. The fair value of the ROCE performance awards is the average market price of the underlying common stock on the date of grant.

For further details about our stock-based compensation incentive plans and stock awards see Note 15 of the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
13.    Income Taxes
Tax provision
For the three months ended March 31, 2019 and 2018, we recorded a tax provision of $8 million on our pretax earnings of $62 million and a tax provision of $1 million on our pretax earnings of $19 million, respectively. The tax provision in both periods reflects a benefit for percentage depletion in excess of cost depletion from iron ore that we produce and consume or sell. In 2018, the tax provision also reflects a tax benefit for the release of a portion of the valuation allowance due to pretax income.
The tax provision for the first three months of 2019 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss.
During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2019 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2019 could be materially different from the forecasted amount used to estimate the tax provision for the three months ended March 31, 2019.
Deferred taxes
Each quarter U. S. Steel analyzes the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion, or all, of the deferred tax asset may not be realized.

At March 31, 2019, U. S. Steel reviewed all available positive and negative evidence and determined that it is more likely than not that certain domestic deferred tax assets may not be realized.

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
Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in ASC Topic 740 on income taxes. As of March 31, 2019 and December 31, 2018, the total amount of gross unrecognized tax benefits was $34 million and $35 million, respectively. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2 million as of both March 31, 2019 and December 31, 2018.
U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Consolidated Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of both March 31, 2019 and December 31, 2018, U. S. Steel had accrued liabilities of $2 million for interest and penalties related to uncertain tax positions.
It is reasonably expected that during the next 12 months unrecognized tax benefits related to income tax positions will decrease by approximately $32 million.
14.    Earnings and Dividends Per Common Share
Earnings Per Share Attributable to United States Steel Corporation Stockholders
Basic earnings per common share is based on the weighted average number of common shares outstanding during the period.
Diluted earnings per common share assumes the exercise of stock options, the vesting of restricted stock units and performance awards, provided in each case the effect is dilutive.

The computations for basic and diluted earnings per common share from continuing operations are as follows:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2019	2018
Earnings attributable to United States Steel Corporation stockholders	$54	$18
Weighted-average shares outstanding (in thousands):
Basic	173,241	176,157
Effect of stock options, restricted stock units and performance awards	1,304	2,132
Adjusted weighted-average shares outstanding, diluted	174,545	178,289
Basic earnings per common share	$0.31	$0.10
Diluted earnings per common share	$0.31	$0.10
The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted earnings per common share:

	Three Months Ended March 31,
(In thousands)	2019	2018
Securities granted under the 2016 Omnibus Incentive Compensation Plan, as amended	3,179	1,982
Dividends Paid Per Share
The dividend for the first quarter of 2019 and 2018 was five cents per common share.

15.    Derivative Instruments
U. S. Steel is exposed to foreign currency exchange rate risks in our European operations. USSE’s revenues are primarily in euros and costs are primarily in euros and U.S. dollars. U. S. Steel uses foreign exchange forward sales contracts (foreign exchange forwards) with maturities no longer than 12 months to exchange euros for U.S. dollars to manage our currency requirements and exposure to foreign currency exchange rate fluctuations. Derivative instruments are required to be recognized at fair value in the Consolidated Balance Sheet. U. S. Steel has not elected to designate these contracts as hedges. Therefore, changes in their fair value are recognized immediately in the Consolidated Statement of Operations and are also shown in the tabular disclosure below. We mitigate the risk of concentration of counterparty credit risk by purchasing our forwards from several counterparties.
In 2018, U. S. Steel entered into long-term freight contracts in its domestic operations that require payment in Canadian dollars (CAD). We entered into foreign exchange forward contracts with remaining maturities up to 20 months to exchange USD for CAD to mitigate a portion of the related risk of exchange rate fluctuations and to manage our currency requirements. We elected to designate these contracts as cash flow hedges. Accordingly, we record gains and losses on these contracts within Accumulated Other Comprehensive Income (AOCI) until the related contract impacts earnings.
From time to time U. S. Steel may use fixed-price forward physical purchase contracts to partially manage our exposure to price risk related to the purchases of natural gas, zinc and tin used in the production process. Generally, forward physical purchase contracts qualify for the normal purchase and normal sales exceptions described in ASC Topic 815 and are not subject to mark-to-market accounting. U. S. Steel also uses financial swaps to protect from the commodity price risk associated with purchases of natural gas, zinc and tin (commodity purchase swaps). We elected cash flow hedge accounting for domestic commodity purchase swaps and utilize mark-to-market accounting for commodity purchase swaps used in our European operations.
Financial swaps are also used to partially manage the sales price of certain hot-rolled coil and iron ore pellet contract sales (sales swaps). We elected cash flow hedge accounting for hot-rolled coil sales swaps effective January 1, 2018 and for iron ore pellet sales swaps effective January 1, 2019.

In accordance with the guidance in ASC Topic 820 on fair value measurements and disclosures, the fair value of our foreign exchange forwards, commodity purchase swaps and sales swaps was determined using Level 2 inputs, which are defined as "significant other observable" inputs. The inputs used are from market sources that aggregate data based upon market transactions.
The table below shows the outstanding swap quantities used to hedge forecasted purchases and sales as of March 31, 2019 and March 31, 2018:

Hedge Contracts	Classification	March 31, 2019		March 31, 2018
Natural gas (in mmbtus)	Commodity purchase swaps	56,894,000		17,711,000
Tin (in metric tons)	Commodity purchase swaps	1,475		690
Zinc (in metric tons)	Commodity purchase swaps	13,651		10,627
Hot-rolled coils (in tons)	Sales swaps	—		78,000
Foreign currency (in millions of euros)	Foreign exchange forwards		€296		€251
Foreign currency (in millions of CAD)	Foreign exchange forwards	C$	48	C$	—
The following summarizes the fair value amounts included in our Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018:

(In millions) Designated as Hedging Instruments	Balance Sheet Location	March 31, 2019	December 31, 2018
Sales swaps	Accounts payable	$—	$1
Commodity purchase swaps	Accounts receivable	5	2
Commodity purchase swaps	Accounts payable	1	17
Commodity purchase swaps	Investments and long-term receivables	3	—
Commodity purchase swaps	Other long-term liabilities	3	1
Foreign exchange forwards	Accounts payable	1	1
Foreign exchange forwards	Other long-term liabilities	1	1

Not Designated as Hedging Instruments
Foreign exchange forwards	Accounts receivable	14	12
The table below summarizes the effect of hedge accounting on AOCI and amounts reclassified from AOCI into earnings for the three months ended March 31, 2019 and 2018:

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	March 31, 2019	March 31, 2018	Location of Reclassification from AOCI (a)	March 31, 2019	March 31, 2018
Sales swaps (b)	$1	$(9)	Net sales	$(1)	$—
Commodity purchase swaps	18	(7)	Cost of sales (c)	(4)	5
Foreign exchange forwards	1	—	Cost of sales	—	—
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items since ineffectiveness is less than $1 million.
(b) U. S. Steel elected hedge accounting prospectively for iron ore pellet sales swaps on January 1, 2019.
(c) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.
The table below summarizes the impact of derivative activity where hedge accounting has not been elected on our Consolidated Statement of Operations for the three months ended March 31, 2019 and 2018:

		Amount of Gain (Loss) Recognized in Income
(In millions)	Consolidated Statement of Operations Location	March 31, 2019	March 31, 2018
Sales swaps (a)	Net sales	$—	$(1)
Commodity purchase swaps	Cost of sales	—	1
Foreign exchange forwards	Other financial costs	9	(6)
(a) U. S. Steel elected hedge accounting prospectively for iron ore pellet sales swaps on January 1, 2019.

At current contract values, $3 million currently in AOCI as of March 31, 2019 will be recognized as a decrease in cost of sales over the next year as related hedged items are recognized in earnings. The maximum derivative contract duration for commodity purchase swaps is 32 months and the maximum duration for foreign exchange forwards is 20 months. There are no outstanding contracts for sales swaps.
16.    Debt

(In millions)	Interest Rates %	Maturity	March 31, 2019	December 31, 2018
2037 Senior Notes	6.650	2037	$350	$350
2026 Senior Notes	6.250	2026	650	650
2025 Senior Notes	6.875	2025	750	750
Environmental Revenue Bonds	5.750 - 6.875	2019 - 2042	400	400
Fairfield Caster Lease		2022	21	22
Other finance leases and all other obligations		2019 - 2025	21	6
Fourth Amended and Restated Credit Agreement	Variable	2023	—	—
USSK Credit Agreement	Variable	2023	225	229
USSK credit facilities	Variable	2021	—	—
Total Debt			2,417	2,407
Less unamortized discount and debt issuance costs			25	26
Less short-term debt and long-term debt due within one year			66	65
Long-term debt			$2,326	$2,316
To the extent not otherwise discussed below, information concerning the senior notes and other listed obligations can be found in Note 17 of the audited financial statements in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Fourth Amended and Restated Credit Agreement
As of March 31, 2019, there were no amounts drawn under the $1.5 billion Credit Facility Agreement. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of 10 percent of the total aggregate commitments and $150 million. Based on the most recent four quarters as of March 31, 2019, we would have met this covenant. If we are unable to meet this covenant in future periods, the amount available to the Company under this facility would be reduced by $150 million.

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

U. S. Steel Košice (USSK) credit facilities
At March 31, 2019, USSK had borrowings of €200 million (approximately $225 million) under its €460 million (approximately $517 million) unsecured revolving credit facility. The USSK Credit Agreement contains certain USSK financial covenants, including a maximum net debt to EBITDA ratio and a minimum stockholders' equity to assets ratio. The covenants are measured semi-annually for the period covering the last twelve calendar months and calculated as set forth in the USSK Credit Agreement. If USSK does not comply with the USSK Credit Agreement financial covenants, it may not draw on the facility until the next measurement date, outstanding borrowings may be accelerated, or the margin on outstanding borrowings may be increased. At March 31, 2019, USSK had availability of €260 million (approximately $292 million) under the USSK Credit Agreement.
At March 31, 2019, USSK had no borrowings under its €20 million and €10 million unsecured credit facilities (collectively, approximately $34 million) and the availability was approximately $33 million due to approximately $1 million of customs and other guarantees outstanding.
Each of these facilities bear interest at the applicable inter-bank offer rate plus a margin and contain customary terms and conditions.
Change in control event
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $1,975 million as of March 31, 2019 may be declared due and payable; (b) the Credit Facility Agreement and the USSK credit facilities may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either purchase the leased Fairfield Works slab caster for $21 million or provide a letter of credit to secure the remaining obligation.
17.    Asset Retirement Obligations
U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine, landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs:

(In millions)	March 31, 2019	December 31, 2018
Balance at beginning of year	$60	$69
Obligations settled	(1)	(12)
Accretion expense	—	3
Balance at end of period	$59	$60
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

The following table summarizes U. S. Steel’s financial liabilities that were not carried at fair value at March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$2,211	$2,295	$2,182	$2,353
(a) Excludes finance lease obligations.
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

19.    Statement of Changes in Stockholders’ Equity

The following table reflects the first three months of 2019 and 2018 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Three Months Ended March 31, 2019 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$4,203	$1,212	$(1,026)	$177	$(78)	$3,917	$1
Comprehensive income (loss):
Net earnings	54	54
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	32		32
Currency translation adjustment	(17)		(17)
Derivative financial instruments	15		15
Employee stock plans	(40)			1	(48)	7
Dividends paid on common stock	(9)	(9)
Cumulative effect upon adoption of lease accounting standard	(2)	(2)
Balance at March 31, 2019	$4,236	$1,255	$(996)	$178	$(126)	$3,924	$1

Three Months Ended March 31, 2018 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,321	$133	$(845)	$176	$(76)	$3,932	$1
Comprehensive income (loss):
Net earnings	18	18
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	46		46
Currency translation adjustment	40		40
Derivative financial instruments	(16)		(16)
Employee stock plans	39			1	75	(37)
Dividends paid on common stock	(9)	(9)
Balance at March 31, 2018	$3,439	$142	$(775)	$177	$(1)	$3,895	$1

20.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions)	Pension and Other Benefit Items	Foreign Currency Items	Unrealized Gain (Loss) on Derivatives	Total
Balance at December 31, 2018	$(1,416)	$403	$(13)	$(1,026)
Other comprehensive income before reclassifications	63	(17)	25	71
Amounts reclassified from AOCI (a)	(31)	—	(10)	(41)
Net current-period other comprehensive income	32	(17)	15	30
Balance at March 31, 2019	$(1,384)	$386	$2	$(996)

Balance at December 31, 2017	$(1,309)	$463	$1	$(845)
Other comprehensive income before reclassifications	92	40	(13)	119
Amounts reclassified from AOCI (a)	(46)	—	(3)	(49)
Net current-period other comprehensive income	46	40	(16)	70
Balance at March 31, 2018	$(1,263)	$503	$(15)	$(775)
(a)See table below for further details.

		Amount reclassified from AOCI
		Three Months Ended March 31,
(In millions)	Details about AOCI components	2019	2018
	Amortization of pension and other benefit items
	Prior service costs (a)	$(7)	$(7)
	Actuarial losses (a)	(34)	(39)
	Total pensions and other benefits items	(41)	(46)
	Derivative reclassifications to Consolidated Statements of Operations	(13)	(3)
	Total before tax	(54)	(49)
	Tax benefit (b)	13	—
	Net of tax	$(41)	$(49)
(a)These AOCI components are included in the computation of net periodic benefit cost (see Note 10 for additional details).
(b)Amounts in 2018 do not reflect a tax benefit as a result of a full valuation allowance on our domestic deferred tax assets.

21.    Transactions with Related Parties
Net sales to related parties and receivables from related parties primarily reflect sales of raw materials and steel products to equity investees. Generally, transactions are conducted under long-term contractual arrangements. Related party sales and service transactions were $375 million and $328 million for the three months ended March 31, 2019 and 2018, respectively.
Purchases from related parties for outside processing services provided by equity investees amounted to $9 million and $7 million for the three months ended March 31, 2019 and 2018, respectively. Purchases of iron ore pellets from related parties amounted to $20 million and $17 million for the three months ended March 31, 2019 and 2018 respectively.
Accounts payable to related parties include balances due to PRO-TEC Coating Company, LLC (PRO-TEC) of $115 million and $80 million at March 31, 2019 and December 31, 2018, respectively for invoicing and receivables collection services provided by U. S. Steel on PRO-TEC's behalf. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-

TEC marketing, selling and customer service functions. Payables to other related parties totaled $4 million and $1 million at March 31, 2019 and December 31, 2018, respectively.

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
Asbestos matters – As of March 31, 2019, U. S. Steel was a defendant in approximately 745 active cases involving approximately 2,315 plaintiffs. The vast majority of these cases involve multiple defendants. At December 31, 2018, U. S. Steel was a defendant in approximately 755 cases involving approximately 2,320 plaintiffs. About 1,540, or approximately 67 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.
The following table shows the number of asbestos claims in the current period and the prior three years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved (a)	New Claims	Closing Number of Claims
December 31, 2016	3,315	225	250	3,340
December 31, 2017	3,340	275	250	3,315
December 31, 2018	3,315	1,285	290	2,320
March 31, 2019	2,320	75	70	2,315
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
Further, U. S. Steel does not believe that an accrual for unasserted claims is required. At any given reporting date, it is probable that there are unasserted claims that will be filed against the Company in the future. In 2018, the Company engaged an outside valuation consultant to assist in assessing its ability to estimate an accrual for unasserted claims. This assessment was based on the Company's settlement experience, including recent claims trends. The analysis focused on settlements made over the last several years as these claims are likely to best represent future claim characteristics. After review by the valuation consultant and U. S. Steel management, it was determined that the Company could not estimate an accrual for unasserted claims.
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

(In millions)	Three Months Ended March 31, 2019
Beginning of period	$187
Accruals for environmental remediation deemed probable and reasonably estimable	1
Obligations settled	(4)
End of period	$184
Accrued liabilities for remediation activities are included in the following Consolidated Balance Sheet lines:

(In millions)	March 31, 2019	December 31, 2018
Accounts payable	$37	$37
Deferred credits and other noncurrent liabilities	147	150
Total	$184	$187
Expenses related to remediation are recorded in cost of sales and were immaterial for both three month periods ended March 31, 2019 and March 31, 2018. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 15 to 25 percent.
Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

(1)
Projects with Ongoing Study and Scope Development - Projects which are still in the development phase. For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are five environmental remediation projects where additional costs for completion are not currently estimable, but could be material. These projects are at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI), the Fairless Plant and the former steelmaking plant at Joliet, Illinois. As of March 31, 2019, accrued liabilities for these projects totaled $1 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $25 million to $40 million.

(2)
Significant Projects with Defined Scope - Projects with significant accrued liabilities with a defined scope. As of March 31, 2019, there are four significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $142 million. These projects are Gary Resource Conservation and Recovery Act (RCRA) (accrued liability of $25 million), the former Geneva facility (accrued liability of $60 million), the Cherryvale zinc site (accrued liability of $11 million) and the former Duluth facility St. Louis River Estuary (accrued liability of $46 million).

(3)
Other Projects with a Defined Scope - Projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are two other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at March 31, 2019 was $4 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each have an accrued liability of less than $1 million each. The total accrued liability for these projects at March 31, 2019 was approximately $4 million. We do not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $22 million at March 31, 2019 and were based on known scopes of work.
Administrative and Legal Costs – As of March 31, 2019, U. S. Steel had an accrued liability of $10 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to comply with various regulations, laws and other requirements relating to the environment. In the first three months of 2019 and 2018, such capital expenditures totaled $16 million and $13 million, respectively. U. S. Steel anticipates making additional such expenditures in the future, which may be material; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
EU Environmental Requirements - Under the Emission Scheme (ETS), USSK's final allocation of allowances for the Phase III period, which covers the years 2013 through 2020 is 48 million allowances. We estimate a shortfall of approximately 15 million allowances for the Phase III period. Based on projected total production levels during Phase III, we started to purchase allowances in the third quarter of 2017 to meet the annual compliance submission in the future. As of March 31, 2019, we have purchased 12 million European Union Allowances (EUA) totaling €128 million (approximately $144 million). However, due to a number of variables such as the future market value of allowances, future production levels and future emissions intensity levels, we cannot reliably estimate the full cost of complying with the ETS regulations at this time.
The EU’s Industry Emission Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Our most recent broad estimate of future capital expenditures for projects to comply with or go beyond BAT requirements is €138 million (approximately $155 million) over the 2017 to 2020 program period. These costs may be mitigated if USSK complies with certain financial covenants, which are assessed annually. USSK complied with these covenants as of March 31, 2019. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g. bank guarantee) to secure the full value of estimated expenditures. There could be increased operating costs associated with these projects, such as increased energy and maintenance costs. We are currently unable to reliably estimate what the increase in operating costs will be as many projects are in the development stage.
Environmental indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were divested. These indemnifications and cost sharing agreements have included provisions related to the condition of the property, the approved use, certain representations and warranties, matters of title, and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for clean-up or remediation costs relating to the business sold or its then existing conditions or past practices related to non-compliance with environmental laws. Most of the recent indemnification and cost sharing agreements are of a limited nature, only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners or operators of property formerly owned or operated by U. S. Steel may have common law claims and cost recovery and contribution rights against U. S. Steel related to environmental matters. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties divested and deconsolidated. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $184 million of accrued liabilities for remediation discussed above), there are no other known environmental liabilities related to these transactions.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $4 million at March 31, 2019.
Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $17 million at March 31, 2019). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $180 million as of March 31, 2019, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by our Credit Facility Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $33 million and $40 million at March 31, 2019 and December 31, 2018, respectively.
Capital Commitments – At March 31, 2019, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $690 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2019	2020	2021	2022	2023	Later Years	Total
$554	$605	$389	$322	$312	$730	$2,912
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, and certain energy and utility services with terms ranging from two to 14 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of March 31, 2019, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $137 million.
Total payments relating to unconditional purchase obligations were $158 million and $161 million for the three months ended March 31, 2019 and 2018, respectively.
23.    Significant Equity Investments

Summarized unaudited income statement information for our significant equity investments for the three months ended March 31, 2019 and 2018 is reported below (amounts represent 100% of investee financial information):

(In millions)	2019	2018
Net sales	$299	$261
Cost of sales	259	235
Operating income	28	15
Net earnings	25	12
Net earnings attributable to significant equity investments	25	12

U. S. Steel's portion of the equity in net earnings of the significant equity investments above was $14 million and $8 million for the three months ended March 31, 2019 and 2018, respectively, which is included in the earnings from investees line on the Consolidated Statement of Operations.

24.    Common Stock Repurchase Program
In November 2018, U. S. Steel announced a two year common stock repurchase program that allows for the repurchase of up to $300 million of its outstanding common stock from time to time in the open market or privately negotiated transactions at the discretion of management. During the quarter ended March 31, 2019, U. S. Steel repurchased 2,115,875 shares of common stock for approximately $42 million. As of March 31, 2019, there is approximately $183 million remaining under the share repurchase authorization.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

Net sales by segment for the three months ended March 31, 2019 and 2018 are set forth in the following table:

	Three Months Ended March 31,
(Dollars in millions, excluding intersegment sales)	2019	2018	% Change
Flat-Rolled Products (Flat-Rolled)	$2,405	$2,046	18%
U. S. Steel Europe (USSE)	737	823	(10)%
Tubular Products (Tubular)	343	266	29%
Total sales from reportable segments	3,485	3,135	11%
Other Businesses	14	14	—%
Net sales	$3,499	$3,149	11%
Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended March 31, 2019 versus the three months ended March 31, 2018 is set forth in the following table:
Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Coke & Other (c)	Net Change
Flat-Rolled	7%	11%	(2)%	—%	2%	18%
USSE	(5)%	—%	2%	(7)%	—%	(10)%
Tubular	15%	13%	1%	—%	—%	29%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
(c) Includes sales of coke and scrap inventory
Net sales were $3,499 million in the three months ended March 31, 2019, compared with $3,149 million in the same period last year. The increase in sales for the Flat-Rolled segment primarily reflects higher average realized prices (increase of $58 per net ton), notably for hot-rolled products, and increased shipments (increase of 191 thousand net tons), partially offset by an unfavorable impact on product mix as a result of increased sales of slabs and hot-rolled products. The decrease in sales for the USSE segment was primarily due to the weakening of the euro versus the U.S. dollar in the three months ended March 31, 2019 compared to the same period last year and decreased shipments (decrease of 63 thousand net tons). The increase in sales for the Tubular segment primarily reflects increased shipments (increase of 28 thousand net tons) as well as higher average realized prices (increase of $162 per net ton) as a result of improved market conditions.

Pension and other benefits costs
Pension and other benefit costs (other than service cost) are reflected within net interest and other financial costs and the service cost component is reflected within cost of sales in the Consolidated Statement of Operations.
Defined benefit and multiemployer pension plan costs included in cost of goods sold totaled $29 million and $27 million in the three months ended March 31, 2019 and March 31, 2018, respectively.
Costs related to defined contribution plans totaled $12 million and $10 million for the three months ended March 31, 2019 and 2018, respectively.
Other benefit expense included in cost of sales totaled $3 million and $4 million in the three months ended March 31, 2019 and 2018, respectively.

Selling, general and administrative expenses
Selling, general and administrative expenses were $78 million in both of the three months ended March 31, 2019 and March 31, 2018.

Strategic projects and operating configuration update
On May 2, 2019, U. S. Steel announced that it will invest approximately $1.2 billion through 2022 to construct a new sustainable endless casting and rolling facility at its Edgar Thomson Plant in Braddock, Pennsylvania, and a cogeneration facility at its Clairton Plant in Clairton, Pennsylvania, both part of the Company's Mon Valley Works. The cutting-edge endless casting and rolling technology combines thin slab casting and hot rolled band production into one continuous process and will make Mon Valley Works the first facility of this type in the United States, and one of only a handful in the world.

The installation of endless casting and rolling technology will give U. S. Steel a world-class asset that will improve the quality and attributes of its downstream products for customers in appliance, construction and industrial markets. With this investment, Mon Valley Works will become the principal source of substrate for the production of the Company's industry-leading XG3TM Advanced High Strength Steel (AHSS) that assists automotive customers in meeting fuel efficiency standards. The cogeneration facility, equipped with state-of-the-art emissions control systems at the Company's Clairton Plant, will convert a portion of the coke oven gas generated at its Clairton Plant into electricity to power the steelmaking and finishing facilities throughout U. S. Steel's Mon Valley operations.

This project, in addition to producing sustainable AHSS, will improve environmental performance, energy conservation and reduce our carbon footprint associated with Mon Valley Works. First coil production is expected in 2022, contingent upon permitting and construction.

In February 2019, U. S. Steel announced that it will restart construction of the electric arc furnace (EAF) steelmaking facility at its Tubular Operations in Fairfield, Alabama, which is expected to improve the Company's cost structure and position our Tubular business to win over the long-term. The EAF is expected to begin producing steel in the second half of 2020.

In February 2019, U. S. Steel announced that it will restart the No. 1 Electric-Weld Pipe Mill at its Lone Star Tubular Operations, which will enable the Company to support increased demand for high-quality electric-welded pipe produced in the United States. The restart is expected to occur in the third quarter of 2019.

In June and October 2018, U. S. Steel restarted the "B" blast furnace and steelmaking facilities and the "A" blast furnace, respectively, at its Granite City Works facility. As a result of the restarts, the Company is better able to serve our customers during planned asset revitalization efforts and support increased demand for steel produced in the United States as a result of the Section 232 investigation into steel imports.

U. S. Steel will continue to evaluate potential strategic and organizational opportunities, which may include the acquisition, divestiture or consolidation of assets. Given the cyclicality of our industry, we are focused on strategically maintaining and spending cash (including capital investments under our asset revitalization program), in order to invest in areas consistent with our long-term strategy, such as sustainable steel technologies, and are considering various possibilities, including exiting lines of business and the sale of certain assets, that we believe would ultimately result in maintaining a stronger balance sheet and greater stockholder value. The Company will pursue opportunities based on its long-term strategy, and what the Board of Directors determines to be in the best interests of the Company's stockholders at the time.

Better operating performance in our Flat-Rolled segment, coupled with relatively stable market conditions during 2018 and 2019, have resulted in improved segment results in the recent quarter. As we continue with the implementation of our asset revitalization program, described below, and increase investment in our facilities, we expect the sustainable improvements in safety, quality, delivery and costs we are targeting to position us to succeed over the long term, and support future growth initiatives.

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

Importantly, while this is a large program, most projects are not complex, making projects easier to execute. Due to the smaller nature of many of the projects, we do not have to complete the entire program in order to start seeing benefits, as evident in our 2018 and most recent quarterly performance. Also, by breaking the program down into a series of smaller projects, we have greater flexibility to adjust the scope and pace of project implementation based on changes in business conditions. Our asset revitalization program covers investments in our existing assets and involves investments beyond routine capital and maintenance spending. These projects are expected to deliver both operational and commercial benefits, with most of the benefits coming from operational improvements. The commercial benefits we expect to realize will be driven primarily by things we can control, such as better product quality, improved delivery performance, and increased throughput on constrained assets. Being regarded as a top quartile performer in the eyes of our customers will support sustainable commercial benefits from these investments. We will deliver products to our customers with improved reliability and quality. While this program only covers our existing assets, it will create a stable foundation for our future as we continue to evaluate strategic growth projects to strengthen our position as the markets we serve continue to grow and evolve.
Earnings (loss) before interest and income taxes by segment for the three months ended March 31, 2019 and 2018 is set forth in the following table:

	Three Months Ended March 31,		% Change
(Dollars in millions)	2019	2018
Flat-Rolled	$95	$33	188%
USSE	29	110	(74)%
Tubular	10	(27)	137%
Total earnings from reportable segments	134	116	16%
Other Businesses	8	11	(27)%
Segment earnings before interest and income taxes	142	127	12%
Items not allocated to segments:
Clairton coke making facility fire	(31)	—
Granite City Works adjustment to temporary idling charges	—	10
Total earnings before interest and income taxes	$111	$137	(19)%
Segment results for Flat-Rolled

	Three Months Ended March 31,		% Change
	2019	2018
Earnings before interest and taxes ($ millions)	$95	$33	188%
Gross margin	10%	9%	1%
Raw steel production (mnt)	3,075	2,784	10%
Capability utilization	73%	66%	7%
Steel shipments (mnt)	2,725	2,534	8%
Average realized steel price ($/ton)	$798	$740	8%
The increase in Flat-Rolled results for the three months ended March 31, 2019 compared to the same period in 2018 resulted from higher average realized prices (approximately $185 million) and increased shipments (approximately $35 million) as a result of improved market conditions. These changes were partially offset by higher raw material costs (approximately $70 million), increased spending on maintenance and outage costs (approximately $45 million), higher energy costs (approximately $20 million) and higher other costs, including increased variable compensation (approximately $25 million).

Gross margin for the three months ended March 31, 2019 compared to the same period in 2018 increased primarily as a result of higher average realized prices due to improved contract and spot market prices.
Segment results for USSE

	Three Months Ended March 31,		% Change
	2019	2018
Earnings before interest and taxes ($ millions)	$29	$110	(74)%
Gross margin	9%	17%	(8)%
Raw steel production (mnt)	1,159	1,292	(10)%
Capability utilization	94%	105%	(11)%
Steel shipments (mnt)	1,064	1,127	(6)%
Average realized steel price ($/ton)	$670	$707	(5)%
Average realized steel price (€/ton)	€590	€575	3%
The decrease in USSE results for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to the weakening of the euro versus the U.S. dollar in the three months ended March 31, 2019 compared to the same period last year (approximately $30 million), decreased shipments (approximately $5 million), higher raw material costs (approximately $15 million), increased maintenance and outage spending (approximately $10 million), higher energy costs (approximately $10 million) and increased costs for carbon dioxide (CO2) emission allowances (approximately $10 million).
Gross margin for the three months ended March 31, 2019 compared to the same period in 2018 decreased primarily due to higher raw material and energy prices and lower average realized prices.
Segment results for Tubular

	Three Months Ended March 31,		% Change
	2019	2018
Earnings (loss) before interest and taxes ($ millions)	$10	$(27)	137%
Gross margin	7%	(4)%	11%
Steel shipments (mnt)	207	179	16%
Average realized steel price ($/ton)	$1,549	$1,387	12%
The increase in Tubular results for the three months ended March 31, 2019 as compared to the same period in 2018 was primarily due to higher average realized prices (approximately $30 million) and increased shipments (approximately $10 million) as a result of improved market conditions.
Gross margin for the three months ended March 31, 2019 compared to the same period in 2018 increased primarily due to higher average realized prices as a result of improved market conditions.
Results for Other Businesses
Other Businesses had earnings of $8 million in the three months ended March 31, 2019, compared to earnings of $11 million in the three months ended March 31, 2018.
Items not allocated to segments
We incurred $31 million of costs associated with the December 2018 Clairton coke making facility fire (see Environmental Matters, Litigation and Contingencies in the Liquidity and Capital Resources section for more details).

We recorded a $10 million favorable adjustment in the three months ended March 31, 2018 related to Granite City Works temporary idling charges as a result of the decision to restart the "B" blast furnace and steelmaking facilities at this facility in 2018.

Net interest and other financial costs

	Three Months Ended March 31,		% Change
(Dollars in millions)	2019	2018
Interest expense	$34	$50	(32)%
Interest income	(5)	(5)	—%
Loss on debt extinguishment	—	46	(100)%
Other financial (income) costs	(3)	10	(130)%
Net periodic benefit cost (other than service cost)	23	17	35%
Total net interest and other financial costs	$49	$118	(58)%
The decrease in net interest and other financial costs in the three months ended March 31, 2019 as compared to the same period last year is primarily due to the loss on debt extinguishment in the three months ended March 31, 2018 as described below, reduced interest expense due to our improved debt profile and foreign exchange gains.
During the three months ended March 31, 2018, U. S. Steel issued $650 million aggregate principal amount of 2026 Senior Notes and repurchased through a tender offer approximately $499 million of its 2021 Senior Secured Notes for an aggregate cash outflow of approximately $538 million, which included $39 million in premiums. The loss on debt extinguishment line in the table above includes $39 million in premiums and $7 million in unamortized debt issuance costs which were written off in connection with the extinguishment of debt. For further information, see Note 16 to the Consolidated Financial Statements.
The net periodic benefit cost (other than service cost) components of pension and other benefit costs are reflected in the table above, and increased in the three months ended March 31, 2019 as compared to the same period last year primarily due to a lower expected return on asset assumption for pension assets, a lower asset return than expected in 2018 partially offset by the natural maturation of the plan and increased discount rates.
Total net periodic pension cost, including service cost and multiemployer plans, is expected to total approximately $164 million in 2019. Total other benefits costs, including service cost, in 2019 are expected to total approximately $56 million. The pension cost projection includes approximately $72 million of contributions to the Steelworkers Pension Trust.
The income tax provision was $8 million in the three months ended March 31, 2019 compared to a provision of $1 million in the three months ended March 31, 2018. The tax provision in both periods reflects a benefit for percentage depletion in excess of cost depletion for iron ore that we produce and consume or sell. In 2018, the tax provision also reflects a tax benefit for the release of a portion of the valuation allowance due to pretax income.
For further information on income taxes see Note 13 to the Consolidated Financial Statements.
Net earnings attributable to United States Steel Corporation were $54 million in the three months ended March 31, 2019, compared to net earnings of $18 million in the three months ended March 31, 2018. The changes primarily reflect the factors discussed above.

BALANCE SHEET
Accounts receivable increased by $70 million from year-end 2018 primarily due to increased receivable balances under our invoicing and receivables collection services arrangement provided by U. S. Steel on PRO-TEC’s behalf.
Inventories increased by $41 million from year-end 2018 primarily as a result of higher raw materials prices in our Flat-rolled segment.
Operating lease assets increased by $234 million from year-end 2018 as a result of the adoption of the new accounting standard for leases (see Note 8 for further details).
Property, plant and equipment, net increased by $124 million due to the level of capital expenditures exceeding depreciation expense.
Payroll and benefits payable decreased by $107 million from year-end 2018 primarily due to profit-based incentive payments related to 2018 financial performance that were paid in March of 2019.
Current operating lease liabilities increased by $53 million from year-end 2018 as a result of the adoption of the new accounting standard for leases (see Note 8 for further details).
Non current portion of operating lease liabilities increased by $185 million from year-end 2018 as a result of the adoption of the new accounting standard for leases (see Note 8 for further details).
CASH FLOW
Net cash provided by operating activities was $29 million for the three months ended March 31, 2019 compared to net cash used in operating activities of $(99) million in the same period last year. The increase in cash from operations is primarily due to stronger financial results, favorable changes in working capital and prior year federal income tax refunds.
Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.
Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the three months and twelve months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2019	2018	2019	2018
Accounts receivable turnover	2.1	2.1	8.8	8.5
Inventory turnover	1.5	1.6	6.4	6.3
The accounts receivable turnover and inventory turnover remained consistent for both the three month and twelve month periods ended March 31, 2019.
The last-in, first-out (LIFO) inventory method is the predominant method of inventory costing in the United States. At both March 31, 2019 and March 31, 2018, the LIFO method accounted for 73 percent of total inventory values. In the U.S., management monitors inventory realizability by comparing the LIFO cost of inventory with the replacement cost of inventory. To the extent the replacement cost (i.e., market value) of inventory is lower than the LIFO cost of inventory, management will write the inventory down. As of March 31, 2019 and December 31, 2018 the replacement cost of the inventory was higher by approximately $1,159 million and $1,038 million, respectively. Additionally, based on the Company’s latest internal forecasts and its inventory requirements, management does not believe there will be significant permanent LIFO liquidations that would impact earnings for the remainder of 2019.
Our cash conversion cycle for the first quarter of 2019 increased from the fourth quarter of 2018 as shown below:

Cash Conversion Cycle	2019		2018
	$ millions	Days	$ millions	Days
Accounts receivable, net (a)	$1,729	43	$1,659	42

+ Inventories (b)	$2,133	60	$2,092	58

- Accounts Payable and Other Accrued Liabilities (c)	$2,478	70	$2,477	72

= Cash Conversion Cycle (d)		33		28
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
Capital expenditures for the three months ended March 31, 2019, were $302 million, compared with $208 million in the same period in 2018. Flat-rolled capital expenditures were $247 million and included spending for the Mon Valley No. 3 Blast Furnace outage, Gary Hot Strip Mill Upgrades, Minntac Electric Rope Shovel, Midwest Cold Mill Shape & Electrical Upgrade and various other infrastructure, environmental and strategic projects. Tubular capital expenditures of $19 million primarily related to Offshore Operations threading line and swage extension, the Fairfield EAF project, as well as various other strategic capital projects. USSE capital expenditures of $34 million consisted of spending for a pickle line upgrade, a Blast Furnace stove rebuild and preheating system, and various other infrastructure and environmental projects.
U. S. Steel’s contractual commitments to acquire property, plant and equipment at March 31, 2019, totaled $690 million.
Capital expenditures for 2019 are expected to total approximately $1.3 billion and remain focused largely on strategic projects (including the Fairfield EAF project), infrastructure and environmental projects, as well as asset revitalization of our equipment to improve our operating reliability and efficiency, and product quality and cost by focusing on investments in our North American Flat-Rolled segment.
Common stock repurchased under our common stock repurchase program approved in 2018 totaled 2,115,875 shares and approximately $42 million in the quarter ended March 31, 2019. See Note 24 to the Consolidated Financial Statements for further details.
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

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes U. S. Steel’s liquidity as of March 31, 2019:

(Dollars in millions)
Cash and cash equivalents	$676
Amount available under $1.5 Billion Credit Facility Agreement	1,500
Amount available under USSK credit facilities	325
Total estimated liquidity	$2,501

As of March 31, 2019, $152 million of the total cash and cash equivalents was held by our foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.
As of March 31, 2019, there were no amounts drawn under the $1.5 billion Credit Facility Agreement. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of 10 percent of the total aggregate commitments and $150 million. Based on the four quarters as of March 31, 2019, we would have met this covenant. If we are unable to meet this covenant in future periods, the amount available to the Company under this facility would be reduced by $150 million. The Credit Facility Agreement expires in February 2023.
At March 31, 2019, USSK had borrowings of €200 million (approximately $225 million) under its €460 million (approximately $517 million) unsecured revolving credit facility (the USSK Credit Agreement). The USSK Credit Agreement contains certain USSK financial covenants, including a maximum net debt to EBITDA ratio and a minimum stockholders' equity to assets ratio. At March 31, 2019, USSK had availability of €260 million (approximately $292 million) under the USSK Credit Agreement. The USSK Credit Agreement expires in September 2023.
At March 31, 2019, USSK had no borrowings under its €20 million and €10 million unsecured credit facilities (collectively, approximately $34 million) and the availability was approximately $33 million due to approximately $1 million of customs and other guarantees outstanding.
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
We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $180 million of liquidity sources for financial assurance purposes as of March 31, 2019. Increases in certain of these commitments which use collateral are reflected within cash, cash equivalents and restricted cash on the Consolidated Statement of Cash Flows.
At March 31, 2019, in the event of a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $1,975 million as of March 31, 2019 may be declared due and payable; (b) the Credit Facility Agreement and the USSK credit facilities may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield slab caster for $21 million or provide a cash collateralized letter of credit to secure the remaining obligation.
The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $4 million at March 31, 2019. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.
Our major cash requirements in 2019 are expected to be for capital expenditures, including asset revitalization, employee benefits and operating costs, which includes purchases of raw materials. We finished the first quarter of 2019 with $676 million of cash and cash equivalents and $2.5 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.

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

Midwest Plant Incident

On April 11, 2017, there was a process waste water release at our Midwest Plant (Midwest) in Portage, Indiana that impacted a water outfall that discharges to Burns Waterway near Lake Michigan. U. S. Steel identified the source of the release and made the necessary repairs.  We determined that all repairs were safely working as intended and, on April 14, 2017, resumed operations in a controlled, phased and highly monitored approach with extensive input from participating government agencies. The Company has since implemented substantial operational, process and notification improvements at Midwest. The Company has been presented with cost reimbursements, loss of use and penalty requests from the involved governmental agencies. In January of 2018, The Surfrider Foundation and the City of Chicago initiated suits in the Northern District of Indiana alleging CWA and Permit violations at Midwest. On April 2, 2018, the U.S. EPA and the State of Indiana initiated a separate action against the Company and lodged a Consent Decree negotiated between U. S. Steel and the relevant governmental agencies consisting of all material terms to resolve the CWA and NPDES violations at the Midwest Plant. A public comment period for the Consent Decree ensued. U. S. Steel, U.S. EPA and the State of Indiana continue the process of reviewing and addressing those comments. The suits that the Surfrider Foundation and the City of Chicago filed are currently stayed. The Surfrider Foundation and the City of Chicago also filed motions, which were granted, to intervene in the Consent Decree case. The citizens groups filed their Complaints-in-Intervention on December 27, 2018, and filed Amended Complaints-in-Intervention on January 17, 2019. U. S. Steel continues to work with United States Department of Justice, U.S. EPA, and Indiana Department of Environmental Management towards a finalized Consent Decree.

EU Environmental Requirements and Slovak Operations
Under the Emission Trading Scheme (ETS), USSK's final allocation of allowances for the Phase III period, which covers the years 2013 through 2020 is 48 million allowances. We estimate a shortfall of approximately 15 million allowances for the Phase III period. Based on projected future production levels, we started to purchase allowances in the third quarter of 2017 to meet the annual compliance submission in the future. As of March 31, 2019, we have purchased approximately 12 million European Union Allowances totaling €128 million (approximately $144 million). However, due to a number of variables such as the future market value of allowances, future production levels and future emissions intensity levels, we cannot reliably estimate the full cost of complying with the ETS regulations at this time.

The EU’s Industry Emission Directive requires implementation of EU determined best available techniques (BAT) for iron and steel production, to reduce environmental impacts as well as compliance with BAT associated emission levels. Our most recent broad estimate of future capital expenditures for projects that go beyond BAT requirements is up to €138 million (approximately $155 million) over the 2017 to 2020 program period. These costs may be mitigated if USSK complies with certain financial covenants, which are assessed annually. USSK complied with these covenants as of December 31, 2018. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g. bank guarantee) to secure the full value of estimated expenditures. There could be increased operating costs associated with these projects, such as increased energy and maintenance costs. We are currently unable to reliably estimate what the increase in operating costs will be as many projects are still in the development stage.

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

There have been no material changes in U. S. Steel’s exposure to European Greenhouse Gas Emissions regulations since December 31, 2018.

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

On March 12, 2018, the New York State Department of Environmental Conservation (DEC) submitted a CAA Section 126 petition to the U.S. EPA. In the petition, the DEC asserts that stationary sources from the following nine states are interfering with attainment or maintenance of the 2008 and 2015 ozone National Ambient Air Quality Standards (NAAQS) in New York: Illinois, Indiana, Kentucky, Maryland, Michigan, Ohio, Pennsylvania, Virginia, and West Virginia. DEC is requesting the U.S. EPA to require sources of nitrogen oxides in the nine states to reduce such emissions. On May 4, 2018, citing Section 307(d)(10) of the CAA, the U.S. EPA issued a notice extending the deadline for the agency to respond to the petition until November 9, 2018. However, to date, U.S. EPA has not responded to the petition.

The CAA also requires the U.S. EPA to develop and implement NAAQS for criteria pollutants, which include, among others, particulate matter (PM) - consisting of PM10 and PM2.5, lead, carbon monoxide, nitrogen dioxide, SO2, and ozone.

In June 2010, the U.S. EPA significantly lowered the primary NAAQS for SO2 from 140 parts per billion (ppb) on a 24-hour basis to an hourly standard of 75 ppb. Subsequently, the U.S. EPA designated the areas in which Great Lakes Works and Mon Valley Works facilities are located as nonattainment with the 2010 standard for the SO2 NAAQS. The non-attainment designation requires the region to implement operational and/or capital improvements to demonstrate attainment with the 2010 standard. U. S. Steel worked with the Allegheny County Health Department (ACHD) in developing a State Implementation Plan (SIP) for the Allegheny County portion of the Pennsylvania SIP that includes reductions of SO2 and improved dispersion from U. S. Steel sources. On November 19, 2018, U.S. EPA published a proposed rule to approve the SIP. Comments on the proposed rule were accepted until December 19, 2018. In addition, as noted in the Legal Proceedings section, U. S. Steel continues to work with the regulatory authorities to address the Wayne County, Michigan (where Great Lakes Works is located) nonattainment status. The operational and financial impacts of the SO2 NAAQS are not estimated to be material at this time.

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

In July 2018, the ACHD provided U. S. Steel, ACHD Regulation Subcommittee members and interested parties with draft regulations that would modify the existing air regulations applicable to coke plants in Allegheny County. While ACHD currently has some of the most stringent air regulations in the country governing coke plants, which apply to U. S. Steel’s coke plant in Clairton, Pennsylvania (the only remaining coke plant in Allegheny County and one of two remaining in Pennsylvania), the draft regulations would reduce the current allowable emissions from coke plant operations and would be more stringent than the Federal Best Available Control Technology and Lowest Achievable Emission Rate requirements. In various meetings with ACHD, U. S. Steel has raised significant objections, in particular, that ACHD has not demonstrated that continuous compliance with the draft rule is economically and technologically feasible. While U. S. Steel continues to meet with ACHD regarding the draft rule, U. S. Steel believes that any rule promulgated by ACHD must comply with their statutory authority. If the draft rule or similar rule is adopted, the financial and operational impacts to U. S. Steel could be material.

Environmental Remediation

In the United States, U. S. Steel has been identified as a potentially responsible party (PRP) at nine sites under CERCLA as of March 31, 2019. Of these, there are four sites where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but where sufficient information is not presently available to confirm the existence of liability or to make a reasonable estimate with respect to any potential liabilities. There are also 17 additional sites where U. S. Steel may be liable for remediation costs in excess of $100,000 under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share, is frequently dependent upon the outcome of ongoing investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably estimable. As environmental remediation matters proceed toward ultimate resolution or as remediation obligations arise, charges in excess of those previously accrued may be required.

For further discussion of relevant environmental matters, see "Item 1. Legal Proceedings - Environmental Proceedings."
OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any new material off-balance sheet arrangements during the first quarter of 2019.

INTERNATIONAL TRADE
U. S. Steel continues to face import competition, much of which is unfairly-traded, supported by foreign governments, and fueled by massive global steel overcapacity. Such practices, policies and overcapacity impact the Company's operational and financial performance. U. S. Steel continues to lead the industry in efforts to address these challenges that threaten the Company, our workers, our stockholders, and our country’s national and economic security.
Through a series of Presidential Proclamations pursuant to Section 232 of the Trade Expansion Act of 1962, as of the date of this filing, U.S. imports of certain steel products are subject to a 25 percent tariff, except for imports from: (1) Turkey, which are subject to a 50 percent tariff; (2) Argentina, Brazil, and South Korea, which are subject to restrictive quotas; and (3) Australia, which is not subject to either tariffs or quotas. Since its implementation in March 2018, the Section 232 action has supported the U.S. steel industry's and U. S. Steel’s multiple restarts and investment initiatives. The Company continues to actively defend the Section 232 action through all available tools and strategies, including by highlighting these benefits and the importance of maintaining the Section 232 action.
The U.S. Department of Commerce (DOC) is managing a process in which U.S. companies may request and/or oppose temporary product exclusions from the Section 232 tariffs or quotas. Over 55,000 exclusions have been requested for steel products. U. S. Steel is opposing exclusion requests for products that are the same as, or substitute products for, those U. S. Steel produces.
Several legal challenges and retaliatory trade measures have been initiated in response to the Section 232 action. In the United States, the U.S. Court of International Trade (CIT) is considering Transpacific Steel v. United States, filed in January 2019, in which U.S. importers of Turkish steel and Turkish steel producers challenge the increased Section 232 tariffs on imports from Turkey. In March 2019, the CIT upheld the constitutionality of the Section 232 statute in a challenge by the American Institute for International Steel, which has appealed to the U.S. Court of Appeals for the Federal Circuit (CAFC) and, in addition, has petitioned for the case to be heard by the Supreme Court of the United States before the CAFC enters judgment. Multiple countries have challenged the Section 232 action at the World Trade Organization (WTO), imposed retaliatory tariffs, and/or acted to safeguard their domestic steel industries from increased steel imports. In turn, the United States has challenged the retaliation at the WTO. Decisions in these WTO disputes are not expected until the fourth quarter of 2019 at the earliest.
In February 2019, the European Commission (EC) imposed a definitive tariff rate quota (TRQ) safeguard on certain steel imports: 25 percent tariffs on certain steel imports that exceed quotas based on 105 percent of average import volumes for 2015-2017 and increasing 5 percent annually, effective February 2019 through June 2021.
Antidumping (AD) and countervailing (CVD or antisubsidy) duties apply in addition to the Section 232 tariffs and quotas and the EC’s TRQ safeguard, and AD/CVD orders will last beyond the Section 232 action and EC’s TRQ safeguard. Thus, U. S. Steel continues to actively defend and maintain the 54 U.S. AD/CVD orders and 11 EU AD/CVD orders covering products U. S. Steel produces in proceedings before the DOC, U.S. International Trade Commission, CIT, CAFC, the EC and European courts, and the WTO.
In 2018, following an investigation of China’s technology transfer and intellectual property violations by the U.S. Trade Representative (USTR) under Section 301 of the Trade Act of 1974, the United States imposed 10 and 25 percent tariffs on approximately $250 billion of U.S. imports from China, including finished steel couplings, some products used in steel production and certain downstream products. As of the date of this filing, the United States has postponed increasing the 10 percent tariffs to 25 percent tariffs as negotiations with China on structural trade issues, including China's subsidies and government support of its steel industry, progress.
The G-20’s Global Forum on Steel Excess Capacity continues to work to reduce global steel overcapacity, currently estimated at 425 million tons. The Organization for Economic Co-operation and Development Steel Committee and trilateral negotiations between the United States, EU, and Japan also continue to address global steel overcapacity.
U. S. Steel will continue to execute a broad, global strategy to maximize opportunities and navigate challenges presented by imports, global steel overcapacity, and international trade law and policy developments.
NEW ACCOUNTING STANDARDS
See Notes 2 and 3 to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in U. S. Steel's exposure to market risk from December 31, 2018.

Item 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2019. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION
SUPPLEMENTAL STATISTICS (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
SEGMENT EARNINGS (LOSS) BEFORE INTEREST AND INCOME TAXES:
Flat-Rolled	$95	$33
U. S. Steel Europe	29	110
Tubular	10	(27)
Total reportable segments	134	116
Other Businesses	8	11
Items not allocated to segments:
Clairton coke making facility fire	(31)	—
Granite City Works adjustment to temporary idling charges	—	10
Total earnings before interest and income taxes	$111	$137
CAPITAL EXPENDITURES
Flat-Rolled	$247	$176
U. S. Steel Europe	34	21
Tubular	19	11
Other Businesses	2	—
Total	$302	$208
OPERATING STATISTICS
Average realized price: ($/net ton unless otherwise noted) (a)
Flat-Rolled	$798	$740
U. S. Steel Europe	670	707
U. S. Steel Europe (€/net ton)	590	575
Tubular	1,549	1,387
Steel Shipments:(a)(b)
Flat-Rolled	2,725	2,534
U. S. Steel Europe	1,064	1,127
Tubular	207	179
Intersegment Shipments:(b)
Flat-Rolled to Tubular	81	67
Raw Steel Production:(b)
Flat-Rolled	3,075	2,784
U. S. Steel Europe	1,159	1,292
Raw Steel Capability Utilization: (c)
Flat-Rolled	73%	66%
U. S. Steel Europe	94%	105%
(a) Excludes intersegment transfers.
(b) Thousands of net tons.
(c) Based on annual raw steel production capability of 17.0 million net tons for Flat-Rolled and 5.0 million net tons for USSE.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
GENERAL LITIGATION

On April 11, 2017, there was a process waste water release at our Midwest Plant (Midwest) in Portage, Indiana that impacted a water outfall that discharges to Burns Waterway near Lake Michigan. U. S. Steel identified the source of the release and made the necessary repairs. We determined that all repairs were safely working as intended and, on April 14, 2017, resumed operations in a controlled, phased and highly monitored approach with extensive input from participating government agencies. The Company has since implemented substantial operational, process and notification improvements at Midwest. The Company has been presented with cost reimbursements, loss of use and penalty requests from the involved governmental agencies. In January of 2018, The Surfrider Foundation and the City of Chicago initiated suits in the Northern District of Indiana alleging CWA and Permit violations at Midwest. On April 2, 2018, the U.S. EPA and the State of Indiana initiated a separate action against the Company and lodged a Consent Decree negotiated between U. S. Steel and the relevant governmental agencies consisting of all material terms to resolve the CWA and NPDES violations at the Midwest Plant. A public comment period for the Consent Decree ensued. U. S. Steel, U.S. EPA and the State of Indiana continue the process of reviewing and addressing those comments. The suits that the Surfrider Foundation and the City of Chicago filed are currently stayed. The Surfrider Foundation and the City of Chicago also filed motions, which were granted, to intervene in the Consent Decree case. The citizens groups filed their Complaints-in-Intervention on December 27, 2018 and filed Amended Complaints-in-Intervention on January 17, 2019. U. S. Steel continues to work with United States Department of Justice, U.S. EPA, and Indiana Department of Environmental Management towards a finalized Consent Decree.
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
On October 2, 2017, an Amended Shareholder Class Action Complaint was filed in Federal Court in the Western District of Pennsylvania consolidating previously-filed actions. Separately, four related shareholder derivative lawsuits were filed in State and Federal courts in Pittsburgh, Pennsylvania. The underlying consolidated class action lawsuit alleges that U. S. Steel, certain current and former officers, an upper level manager of the Company and the financial underwriters who participated in the August 2016 secondary public offering of the Company's common stock (collectively, Defendants) violated federal securities laws in making false statements and/or failing to discover and disclose material information regarding the financial condition of the Company. The lawsuit claims that this conduct caused a prospective class of plaintiffs to sustain damages during the period from January 27, 2016 to April 25, 2017 as a result of the prospective class purchasing the Company's common stock at artificially inflated prices and/or suffering losses when the price of the common stock dropped. The derivative lawsuits generally make the same allegations against the same officers and also allege that certain current and former members of the Board of Directors failed to exercise appropriate control and oversight over the Company and were unjustly compensated. The plaintiffs seek to recover losses that were allegedly sustained. The class action Defendants moved to dismiss plaintiffs’ claims. On September 29, 2018 the Court ruled on those motions granting them in part and denying them in part. On March 18, 2019, the plaintiffs withdrew the claims against the Defendants related to the 2016 secondary offering. Therefore, the underwriters are no longer parties to the case. The Company and the individual defendants are vigorously defending the remaining claims.

ENVIRONMENTAL PROCEEDINGS

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of March 31, 2019, under federal and state environmental laws. Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

As of March 31, 2019, U. S. Steel has received information requests or been identified as a PRP at a total of nine CERCLA sites, four of which have liabilities that have not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at the other five sites will be between $100,000 and $1 million for four of the sites, and over $5 million for one site as described below.

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

While work continues on completion of the remedial design and educating the public and key stakeholders on the details of the plan, there has been no material change in the status of the project during the three months ended March 31, 2019. Additional study, investigation, design, oversight costs, and implementation of U. S. Steel's preferred remedial alternatives on the upland property and Estuary are currently estimated as of March 31, 2019 at approximately $46 million.

RCRA and Other Remediation Sites

U. S. Steel may be liable for remediation costs under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. There are 17 such sites where remediation is being sought involving amounts in excess of $100,000. Based on currently available information, which is in many cases preliminary and incomplete, management believes that liability for cleanup and remediation costs in connection with seven sites have potential costs between $100,000 and $1 million per site, five sites may involve remediation costs between $1 million and $5 million per site and five sites are estimated to or could have, costs for remediation, investigation, restoration or compensation in excess of $5 million per site.

For more information on the status of remediation activities at U. S. Steel’s significant sites, see the discussions related to each site below.

Gary Works

On October 23, 1998, the U.S. EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measures Study (CMS) and Corrective Measure Implementation. While work continues on several items, there has been no material change in the status of the project during the three months ended March 31, 2019. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $25 million as of March 31, 2019, based on our current estimate of known remaining costs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel awarded a contract for the implementation of the CAMU project during the fourth quarter of 2018 and submitted the first of several design documents to UDEQ for approval. Construction, waste stabilization and placement along with closure of the CAMU are expected to be complete in 2020. U. S. Steel has an accrued liability of approximately $60 million as of March 31, 2019, for our estimated share of the remaining costs of remediation.

USS-POSCO Industries (UPI)

A joint venture in Pittsburg, California between subsidiaries of U. S. Steel and POSCO, UPI's facilities were previously owned and operated solely by U. S. Steel which retains primary responsibility for the existing environmental conditions. U. S. Steel continues to monitor the impacts of the remedial plan implemented in 2016 to address groundwater impacts from trichloroethylene at SWMU 4. Evaluations continue for the three SWMUs known as the Northern Boundary Group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As such, there has been no material change in the status of the project during the three months ended March 31, 2019. As of March 31, 2019, approximately $1 million has been accrued for ongoing environmental studies, investigations and remedy monitoring. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, the U.S. EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) in December 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management, with the approval of the U.S. EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. While work continues on different aspects of the program, there has been no material change in the status of the project during the three months ended March 31, 2019. In total, the accrued liability for remaining work under the Corrective Action Program, was approximately $50,000 at March 31, 2019. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairless Plant

In April 1993, U. S. Steel entered into a consent order with the U.S. EPA pursuant to RCRA, under which U. S. Steel would perform Interim Measures (IM), an RFI and CMS at our Fairless Plant. A Phase I RFI Final Report was submitted in September of 1997. With U.S. EPA’s agreement, in lieu of conducting subsequent phases of the RFI and the CMS, U. S. Steel has been working through the Pennsylvania Department of Environmental Protection Act 2 Program to characterize and remediate facility parcels for redevelopment. While work continues on these items, there has been no material change in the status of the project during the three months ended March 31, 2019. As of March 31, 2019, the accrued liability to maintain the interim measures, and clear properties through the Act 2 process is approximately $245,000. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel and the Ohio Environmental Protection Agency (OEPA) commenced discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Areas of Contamination was submitted in March 2012. While discussions continue with OEPA on drafting the Statement of Basis identifying potential remedies to address areas documented in the Phase II RFI, there has been no material change in the status of the project during the three months ended March 31, 2019. As of March 31, 2019, costs to complete additional projects are estimated to be approximately $88,000. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Joliet Works

The 50-acre parcel at the former Joliet Works is enrolled in the Illinois Environmental Protection Agency’s (IEPA) voluntary Site Remediation Program (the Program). The Program requires investigation and establishment of cleanup objectives followed by submission/approval of a Remedial Action Plan to meet those objectives. The 50-acre parcel was divided into four subareas with remedial activities completed in 2015 for three of the subareas. While work continues to define the requirements for further investigation of the remaining subarea, there has been no material change in the status of the project during the three months ended March 31, 2019. U. S. Steel has an accrued liability of $284,000 related to this matter as of March 31, 2019. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Cherryvale (KS) Zinc

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation of the site proper was essentially completed in 2007. The Consent Order was amended on May 3, 2013, to require investigation (but not remediation) of potential contamination beyond the boundary of the former zinc smelting operation. On November 22, 2016, KDHE approved a State Cooperative Final Agency Decision Statement that identified the remedy selected to address potential contamination beyond the boundary of the former zinc smelting site. The Removal Action Design Plan was approved during the second quarter of 2018. The Waste Deposition Area design and the Interim Risk Management Plan (which includes institutional controls) were approved by KDHE during the fourth quarter of 2018. Negotiations of an amended consent order for remediation commenced in December 2018. U. S. Steel has an accrued liability of approximately $11 million as of March 31, 2019, for our estimated share of the cost of remediation.

South Works

On August 29, 2017, U. S. Steel was notified by the U.S. Coast Guard of a sheen on the water in the North Vessel Slip at our former South Works in Chicago, Illinois.  U. S. Steel has been working with the IEPA under their voluntary Site Remediation Program since 1993 to evaluate the condition of the property including the North Vessel Slip. The result of this cooperative effort has been the issuance of a series of “No Further Remediation” (NFR) notices to U. S. Steel including one specific to the North Vessel Slip. U. S. Steel has notified the IEPA of the potential changed condition and is working closely with the IEPA and the U. S. Coast Guard to determine the source of the sheen and options to address the issue. U. S. Steel has an accrued liability of $22,000 as of March 31, 2019.

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

Great Lakes Works

In June 2010, the EPA significantly lowered the primary (NAAQS) for SO2 from 140 ppb on a 24-hour basis to an hourly standard of 75 ppb. Based upon the 2009-2011 ambient air monitoring data, the U.S. EPA designated the area in which Great Lakes Works is located as nonattainment with the 2010 SO2 NAAQS.

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

On January 17, 2019, U. S. Steel and MDEQ met to discuss resolution of violations that were alleged to have occurred intermittently in 2017 and 2018 regarding opacity from: the D4 Blast Furnace slag pit, D4 Blast Furnace backdraft stack, B2 Blast Furnace casthouse roof monitor, B2 Blast Furnace backdraft stack, and Basic Oxygen Furnace Shop Roof Monitor; and exceedances of applicable limits at the pickle line. Subsequent to the meeting in late February, the MDEQ advised U. S. Steel that it was assessing a civil penalty of $378,883 for these alleged violations.

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

Mon Valley Works

On November 9, 2017, U.S. EPA Region III and ACHD jointly issued a Notice of Violation (NOV) regarding the Company’s Edgar Thomson facility in Braddock, PA. In addition, on November 20, 2017, ACHD issued a separate, but related NOV to the Company regarding the Edgar Thomson facility. In the NOVs, based upon their inspections and review of documents collected throughout the last two years, the agencies allege that the Company has violated the CAA by exceeding the allowable visible emission standards from certain operations during isolated events. In addition, the agencies allege that the Company has violated certain maintenance, reporting, and recordkeeping requirements. U. S. Steel met with U.S. EPA Region III and ACHD on December 18, 2017 and again on August 15, 2018. ACHD, U.S. EPA Region III and U. S. Steel continue to negotiate a potential resolution of the matter.

On June 28, 2018, U. S. Steel received an Enforcement Order from the ACHD for the Clairton Plant for alleged violations of various environmental permit and regulatory requirements pertaining to air emissions. The total penalty demand is $1,091,950 for alleged violations that were to have occurred in late 2017 and early 2018. ACHD ordered U. S. Steel to conduct SO2 stack tests of C Battery Quench Tower exhaust. ACHD also ordered U. S. Steel to provide an assessment of all emissions points at the Clairton facility to ACHD; and to propose measures, for ACHD approval, to reduce SO2, particulate matter and visible emissions within sixty days of receipt of the Order. In the Order, ACHD demanded that if U. S. Steel fails to meet any requirements in the Order, U. S. Steel shall place its two worst performing batteries on hot idle until ACHD determines U. S. Steel is in compliance with the Order. U. S. Steel has appealed the Order and posted the penalty amount in an escrow account. A hearing was held December 3 - 6, 2018 and post-hearing briefing concluded on March 29, 2019. The matter remains before the Allegheny County Health Department Hearing Officer. A decision regarding the appeal is not expected until the second quarter 2019.

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

On December 24, 2018, U. S. Steel's Clairton Plant experienced a fire, affecting portions of the facility involved in desulfurization of the coke oven gas generated during the coking process. With the desulfurization process out of operation as a result of the fire, U. S. Steel was not able to certify compliance with Clairton Plant’s Title V permit levels for sulfur emissions. U. S. Steel promptly notified ACHD, which has regulatory jurisdiction for the Title V permit, and updated the ACHD regularly on our efforts to mitigate any potential environmental impacts until the desulfurization process was returned to normal operations. Of the approximately 2,400 hours between the date of the fire and April 4, 2019, when the Company resumed desulfurization, there were ten intermittent hours where average SO2 emissions exceeded the hourly NAAQS for SO2 at the Allegheny County regional air quality monitors located in Liberty and North Braddock boroughs which are near U. S. Steel's Mon Valley Works facilities. ACHD has asserted that these emission levels were the result of our inability to complete the desulfurization process following the fire and informed U. S. Steel that it will pursue enforcement action against the Company following restoration of the desulfurization process to normal operations. On February 13, 2019, PennEnvironment and Clean Air Council, both environmental, non-governmental organizations, sent U. S. Steel a 60-day notice of intent to sue letter pursuant to the CAA. The letter alleges Title V permit violations at the Clairton, Irvin, and Edgar Thomson facilities as a result of the December 24, 2018 Clairton Plant fire. The 60-day notice letter also alleges that the violations are causing adverse public health and welfare impacts to the communities surrounding the Clairton, Irvin, and Edgar Thomson facilities. PennEnvironment and Clean Air Council subsequently filed a Complaint in Federal Court in the Western District of Pennsylvania on April 29, 2019. On May 2, 2019 the Environmental Integrity Project, the Breathe Project and Clean Air Council, environmental, non-governmental organizations, issued a separate 60-day notice of intent to sue letter contending that the Company violated the CERCLA notification requirements with respect to the Clairton fire.

In addition, as a result of the fire and our temporary inability to desulfurize coke oven gas, on February 28, 2019, the ACHD issued an Enforcement Order that would have required U. S. Steel to take immediate measures to significantly reduce the production of coke oven gas that would have put the safety of employees, contractors and the public at risk. On March 1, 2019, U. S. Steel filed a notice of appeal of the Order, submitted a petition for stay of the Order, and requested an emergency status conference. On March 1, 2019, after hearing U. S. Steel's testimony, the ACHD Hearing Officer ordered a temporary stay of the Order. After meeting with U. S. Steel, on March 12, 2019, the ACHD issued a revised order that superseded the February 28, 2019 Order. U. S. Steel is complying with the revised order. On April 4, 2019, U. S. Steel completed repairs to the desulphurization equipment which enabled us to resume desulfurizing all of the coke oven gas generated. While no penalty was assessed in the February 28 or March 12 orders, the ACHD has publicly stated that it plans to issue an order with civil penalties and other appropriate measures in the future. No penalty has been assessed to date.

On April 1, 2019, U. S. Steel received an Enforcement Order from the ACHD with an assessed penalty of $707,568 for alleged violations regarding fugitive emission sources (coke oven doors, lids, offtakes, charging, high opacity doors and soaking) at the Clairton Plant that were alleged to have occurred during the third and fourth quarters of 2018. On April 25, 2019, U. S. Steel appealed the Enforcement Order. That appeal has been consolidated with the above referenced appeal of the November 14, 2018 Order. A hearing date for the consolidated appeal has been scheduled for September 24, 2019.

On April 24, 2019, U. S. Steel was served with a class action complaint that was filed in the Allegheny Court of Common Pleas related to the December 24, 2018 fire at Clairton. The complaint asserts common law nuisance and negligence claims and seeks compensatory and punitive damages that allegedly were the result of U. S. Steel's conduct that resulted in the fire and U. S. Steel's operations subsequent to the fire. We are actively defending this matter; however, it is too early to predict the ultimate outcome or estimate potential damages.

ASBESTOS LITIGATION
As of March 31, 2019, U. S. Steel was a defendant in approximately 745 active cases involving approximately 2,315 plaintiffs. The vast majority of these cases involve multiple defendants. At December 31, 2018, U. S. Steel was a defendant in approximately 755 active cases involving approximately 2,320 plaintiffs. About 1,540, or approximately 67 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.
The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved (a)	New Claims	Closing Number of Claims
December 31, 2016	3,315	225	250	3,340
December 31, 2017	3,340	275	250	3,315
December 31, 2018	3,315	1,285	290	2,320
March 31, 2019	2,320	75	70	2,315
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

Further, U. S. Steel does not believe that an accrual for unasserted claims is required. At any given reporting date, it is probable that there are unasserted claims that will be filed against the Company in the future. In 2018, the Company engaged an outside valuation consultant to assist in assessing its ability to estimate an accrual for unasserted claims.  This assessment was based on the Company's settlement experience, including recent claims trends. The analysis focused on settlements made over the last several years as these claims are likely to best represent future claim characteristics. After review by the valuation consultant and U. S. Steel management, it was determined that the Company could not estimate an accrual for unasserted claims.

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

Item 5.	ISSUER PURCHASES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and the Affiliated Purchasers

Share repurchase activity under the Company's stock repurchase program during the three months ended March 31, 2019 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1 - 31, 2019	1,313,982	$19.026	1,313,982	$200,000,000
February 1 - 28, 2019	219,558	$23.443	219,558	$194,852,900
March 1 - 31, 2019	582,335	$20.441	582,335	$182,949,600
Quarter ended March 31, 2019	2,115,875	$19.874	2,115,875	$182,949,600
(a) On November 1, 2018, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to $300 million of our outstanding common stock over a two-year period at the discretion of management, of which approximately $117 million had been utilized as of March 31, 2019. The Company’s stock repurchase program does not obligate it to acquire any specific number of shares. Under this program, the shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending upon market conditions.

Item 6.	EXHIBITS

10.1	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (TSR Grant).*

10.2
Administrative Procedures for the Executive Management Annual Incentive Compensation Plan under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, as approved on February 26, 2019.*

10.3	United States Steel Corporation Non Tax-Qualified Retirement Account Program, Amended and Restated Effective January 1, 2019.*

10.4	United States Steel Corporation Supplemental Thrift Program, Amended and Restated Effective January 1, 2019.*

10.5	United States Steel Corporation Supplemental Retirement Account Program, Amended and Restated Effective January 1, 2019.*

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

* Indicates management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By	/s/ Kimberly D. Fast

Kimberly D. Fast
Acting Controller
May 3, 2019
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.