Form 10-Q
period 2019-06-30
UNITED STATES STEEL CORP
filed 2019-08-02
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
United States Steel Corporation
(Exact name of registrant as specified in its charter)

Delaware	1-16811	25-1897152
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

600 Grant Street	Pittsburgh	PA	15219-2800
(Address of principal executive offices)			(Zip Code)
(412) 433-1121
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
United States Steel Corporation Common Stock	X	New York Stock Exchange
United States Steel Corporation Common Stock	X	Chicago Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Common stock outstanding at July 29, 2019 – 170,743,333 shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains information that may constitute ”forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections. Generally, we have identified such forward-looking statements by using the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “target,” “forecast,” “aim,” "should," “will” and similar expressions or by using future dates in connection with any discussion of, among other things, operating performance, trends, events or developments that we expect or anticipate will occur in the future, statements relating to volume changes, share of sales and earnings per share changes, and statements expressing general views about future operating results. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts, but instead represent only the Company’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as of the time made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to the risks and uncertainties described in this report and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

References in this Quarterly Report on Form 10-Q to "U. S. Steel," "the Company," "we," "us," and "our" refer to United States Steel Corporation and its consolidated subsidiaries unless otherwise indicated by the context.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2019	2018	2019	2018
Net sales:
Net sales	$3,175	$3,242	$6,299	$6,063
Net sales to related parties (Note 21)	370	367	745	695
Total (Note 5)	3,545	3,609	7,044	6,758
Operating expenses (income):
Cost of sales (excludes items shown below)	3,227	3,121	6,399	5,929
Selling, general and administrative expenses	82	92	160	170
Depreciation, depletion and amortization	150	130	293	258
Earnings from investees	(28)	(19)	(37)	(22)
Gain on equity investee transactions (Note 25)	—	(18)	—	(18)
Net loss on disposal of assets	—	1	4	2
Other (income) expense, net	(1)	1	(1)	1
Total	3,430	3,308	6,818	6,320
Earnings before interest and income taxes	115	301	226	438
Interest expense	31	43	65	93
Interest income	(5)	(5)	(10)	(10)
Loss on debt extinguishment (Note 11)	—	28	—	74
Other financial costs (benefits)	5	(8)	2	2
Net periodic benefit cost (other than service cost)	23	17	46	34
Net interest and other financial costs (Note 11)	54	75	103	193
Earnings before income taxes	61	226	123	245
Income tax (benefit) provision (Note 13)	(7)	12	1	13
Net earnings	68	214	122	232
Less: Net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to United States Steel Corporation	$68	$214	$122	$232
Earnings per common share (Note 14):
Earnings per share attributable to United States Steel Corporation stockholders:
-Basic	$0.39	$1.21	$0.71	$1.32
-Diluted	$0.39	$1.20	$0.70	$1.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Net earnings	$68	$214	$122	$232
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	12	(87)	(5)	(47)
Changes in pension and other employee benefit accounts	32	47	64	93
Changes in derivative financial instruments	(11)	(3)	4	(19)
Total other comprehensive income (loss), net of tax	33	(43)	63	27
Comprehensive income including noncontrolling interest	101	171	185	259
Comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive income attributable to United States Steel Corporation	$101	$171	$185	$259

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents (Note 6)	$651	$1,000
Receivables, less allowance of $28 and $29	1,420	1,435
Receivables from related parties (Note 21)	218	224
Inventories (Note 7)	2,166	2,092
Other current assets	92	79
Total current assets	4,547	4,830
Operating lease assets (Note 8)	237	—
Property, plant and equipment	16,584	16,008
Less accumulated depreciation and depletion	11,351	11,143
Total property, plant and equipment, net	5,233	4,865
Investments and long-term receivables, less allowance of $5 in both periods	550	513
Intangibles – net (Note 9)	154	158
Deferred income tax benefits (Note 13)	433	445
Other noncurrent assets	137	171
Total assets	$11,291	$10,982
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$2,498	$2,454
Accounts payable to related parties (Note 21)	117	81
Payroll and benefits payable	334	440
Accrued taxes	111	118
Accrued interest	39	39
Current operating lease liabilities (Note 8)	54	—
Current portion of long-term debt (Note 16)	70	65
Total current liabilities	3,223	3,197
Noncurrent operating lease liabilities (Note 8)	188	—
Long-term debt, less unamortized discount and debt issuance costs (Note 16)	2,345	2,316
Employee benefits	926	980
Deferred income tax liabilities (Note 13)	18	14
Deferred credits and other noncurrent liabilities	279	272
Total liabilities	6,979	6,779
Contingencies and commitments (Note 22)
Stockholders’ Equity (Note 19):
Common stock (178,533,023 and 177,386,430 shares issued) (Note 14)	179	177
Treasury stock, at cost (7,176,841 shares and 2,857,578 shares)	(155)	(78)
Additional paid-in capital	3,936	3,917
Retained earnings	1,314	1,212
Accumulated other comprehensive loss (Note 20)	(963)	(1,026)
Total United States Steel Corporation stockholders’ equity	4,311	4,202
Noncontrolling interests	1	1
Total liabilities and stockholders’ equity	$11,291	$10,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2019	2018
Increase (decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net earnings	$122	$232
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	293	258
Gain on equity investee transactions (Note 25)	—	(18)
Loss on debt extinguishment (Note 11)	—	74
Provision for doubtful accounts	—	1
Pensions and other postretirement benefits	55	37
Deferred income taxes (Note 13)	(3)	(1)
Net loss on disposal of assets	4	2
Equity investee earnings, net of distributions received	(35)	(19)
Changes in:
Current receivables	(28)	(294)
Inventories	(77)	(123)
Current accounts payable and accrued expenses	(28)	146
Income taxes receivable/payable	39	(3)
Bank checks outstanding	5	8
All other, net	19	(7)
Net cash provided by operating activities	366	293
Investing activities:
Capital expenditures	(628)	(381)
Disposal of assets	1	1
Investments, net	—	(1)
Net cash used in investing activities	(627)	(381)
Financing activities:
Issuance of long-term debt, net of financing costs (Note 16)	—	640
Repayment of long-term debt (Note 16)	(1)	(874)
Common stock repurchased (Note 24)	(70)	—
Dividends paid	(18)	(18)
Receipt from exercise of stock options	—	33
Taxes paid for equity compensation plans (Note 12)	(7)	(8)
Net cash used in financing activities	(96)	(227)
Effect of exchange rate changes on cash	(1)	(10)
Net decrease in cash, cash equivalents and restricted cash	(358)	(325)
Cash, cash equivalents and restricted cash at beginning of year (Note 6)	1,040	1,597
Cash, cash equivalents and restricted cash at end of period (Note 6)	$682	$1,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The year-end Consolidated Balance Sheet data was derived from audited statements but does not include all disclosures required for complete financial statements by accounting principles generally accepted in the United States of America (U.S. GAAP). The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which should be read in conjunction with these condensed financial statements.
2.    New Accounting Standards
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14). ASU 2018-14 removes certain disclosures that the FASB no longer considers cost beneficial, adds certain disclosure requirements and clarifies others. ASU 2018-14 is effective for public companies for fiscal years beginning after December 15, 2020, with early adoption permitted. U. S. Steel is currently assessing the impact of the ASU on its defined benefit plan disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which adds an impairment model that is based on expected losses rather than incurred losses. Under ASU 2016-13, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective for public companies for fiscal years beginning after December 15, 2019 including interim reporting periods, with early adoption permitted. U. S. Steel is currently assessing the impact of the ASU, but does not believe this ASU will have a material impact on its overall Condensed Consolidated Financial Statements.
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
The results of segment operations for the three months ended June 30, 2019 and 2018 are:

(In millions) Three Months Ended June 30, 2019	Customer Sales	Intersegment Sales	Net Sales	Earnings from investees	Earnings (loss) before interest and income taxes
Flat-Rolled	$2,539	$95	$2,634	$26	$134
USSE	678	3	681	—	(10)
Tubular	316	1	317	2	(6)
Total reportable segments	3,533	99	3,632	28	118
Other Businesses	12	30	42	—	10
Reconciling Items and Eliminations	—	(129)	(129)	—	(13)
Total	$3,545	$—	$3,545	$28	$115

Three Months Ended June 30, 2018
Flat-Rolled	$2,435	$59	$2,494	$17	$224
USSE	848	15	863	—	115
Tubular	309	2	311	2	(35)
Total reportable segments	3,592	76	3,668	19	304
Other Businesses	17	32	49	—	17
Reconciling Items and Eliminations	—	(108)	(108)	—	(20)
Total	$3,609	$—	$3,609	$19	$301

The results of segment operations for the six months ended June 30, 2019 and 2018 are:

(In millions) Six Months Ended June 30, 2019	Customer Sales	Intersegment Sales	Net Sales	Earnings from investees	Earnings (loss) before interest and income taxes
Flat-Rolled	$4,944	$164	$5,108	$33	$229
USSE	1,415	6	1,421	—	19
Tubular	659	3	662	4	4
Total reportable segments	7,018	173	7,191	37	252
Other Businesses	26	60	86	—	18
Reconciling Items and Eliminations	—	(233)	(233)	—	(44)
Total	$7,044	$—	$7,044	$37	$226

Six Months Ended June 30, 2018
Flat-Rolled	$4,482	$116	$4,598	$19	$257
USSE	1,671	16	1,687	—	225
Tubular	575	2	577	3	(62)
Total reportable segments	6,728	134	6,862	22	420
Other Businesses	30	63	93	—	28
Reconciling Items and Eliminations	—	(197)	(197)	—	(10)
Total	$6,758	$—	$6,758	$22	$438

The following is a schedule of reconciling items to consolidated earnings before interest and income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Items not allocated to segments:
December 24, 2018 Clairton coke making facility fire	$(13)	$—	$(44)	$—
Gain on equity investee transactions	—	18	—	18
Granite City Works restart costs	—	(36)	—	(36)
Granite City Works adjustment to temporary idling charges	—	(2)	—	8
Total reconciling items	$(13)	$(20)	$(44)	$(10)

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

U. S. Steel has three reportable segments: Flat-Rolled, USSE and Tubular. Flat-Rolled primarily generates revenue from sheet and coated product sales to North American customers. Flat-Rolled also sells slabs, iron ore pellets and coke making by-products. USSE sells slabs, sheet, strip mill plate, coated products and spiral welded pipe to customers primarily in the Eastern European market. Tubular sells seamless and electric resistance welded (ERW) steel casing and tubing (commonly known as oil country tubular goods or OCTG), standard and line pipe and mechanical tubing and primarily serves customers in the oil, gas and petrochemical markets. Revenue from our railroad and real estate businesses is reported in the Other Businesses category in our segment reporting structure. The following tables disaggregate our revenue by product for each of our reportable business segments for the three months and six months ended June 30, 2019 and 2018, respectively:

Net Sales by Product (In millions):

Three Months Ended June 30, 2019	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$121	$5	$—	$—	$126
Hot-rolled sheets	682	287	—	—	969
Cold-rolled sheets	643	82	—	—	725
Coated sheets	816	269	—	—	1,085
Tubular products	—	11	311	—	322
All Other (a)	277	24	5	12	318
Total	$2,539	$678	$316	$12	$3,545
(a) Consists primarily of sales of raw materials and coke making by-products.

Three Months Ended June 30, 2018	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$1	$52	$—	$—	$53
Hot-rolled sheets	640	339	—	—	979
Cold-rolled sheets	735	104	—	—	839
Coated sheets	797	310	—	—	1,107
Tubular products	—	13	299	—	312
All Other (a)	262	30	10	17	319
Total	$2,435	$848	$309	$17	$3,609
(a) Consists primarily of sales of raw materials and coke making by-products.

Six Months Ended June 30, 2019	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$209	$9	$—	$—	$218
Hot-rolled sheets	1,445	619	—	—	2,064
Cold-rolled sheets	1,304	170	—	—	1,474
Coated sheets	1,544	548	—	—	2,092
Tubular products	—	20	646	—	666
All Other (a)	442	49	13	26	530
Total	$4,944	$1,415	$659	$26	$7,044
(a) Consists primarily of sales of raw materials and coke making by-products.

Six Months Ended June 30, 2018	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$10	$89	$—	$—	$99
Hot-rolled sheets	1,212	692	—	—	1,904
Cold-rolled sheets	1,374	202	—	—	1,576
Coated sheets	1,503	607	—	—	2,110
Tubular products	—	25	558	—	583
All Other (a)	383	56	17	30	486
Total	$4,482	$1,671	$575	$30	$6,758
(a) Consists primarily of sales of raw materials and coke making by-products.
6.     Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within U. S. Steel's Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statement of Cash Flows:

(In millions)	June 30, 2019	June 30, 2018
Cash and cash equivalents	$651	$1,231
Restricted cash in other current assets	1	5
Restricted cash in other noncurrent assets	30	36
Total cash, cash equivalents and restricted cash	$682	$1,272

Amounts included in restricted cash represent cash balances which are legally or contractually restricted, primarily for environmental capital expenditure projects and insurance purposes.
7.    Inventories
Inventories are carried at the lower of cost or market for last-in, first-out (LIFO) inventories and lower of cost and net realizable value for first-in, first-out (FIFO) method inventories. The LIFO method is the predominant method of inventory costing in the United States. The FIFO method is the predominant inventory costing method in Europe. At June 30, 2019 and December 31, 2018, the LIFO method accounted for 70 percent and 74 percent of total inventory values, respectively.

(In millions)	June 30, 2019	December 31, 2018
Raw materials	$650	$605
Semi-finished products	1,033	1,021
Finished products	431	404
Supplies and sundry items	52	62
Total	$2,166	$2,092

Current acquisition costs were estimated to exceed the above inventory values by $961 million and $1,038 million at June 30, 2019 and December 31, 2018, respectively. As a result of the liquidation of LIFO inventories, cost of sales decreased and earnings before interest and income taxes increased by $8 million and $7 million for the three and six months ended June 30, 2019, respectively. Cost of sales decreased and earnings before interest and income taxes increased by $2 million and $1 million for the three and six months ended June 30, 2018, respectively, as a result of liquidation of LIFO inventories.
Inventory includes $39 million of land held for residential/commercial development as of both June 30, 2019 and December 31, 2018.
8.    Leases
Effective January 1, 2019, U. S. Steel adopted ASU 2016-02 using the optional modified retrospective transition method outlined in ASU 2018-11 which permitted application of ASU 2016-02 on January 1, 2019 using a cumulative effect adjustment to the opening balance of retained earnings. As of June 30, 2019, an operating lease asset of $237 million and current and noncurrent liabilities for operating leases of $54 million and $188 million, respectively, were recorded (see below tabular disclosure for further details). There was an insignificant cumulative effect of adoption for operating lease liabilities that exceeded their related asset values for leases where payment started after lease commencement.
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

The following table summarizes the lease amounts included in our Condensed Consolidated Balance Sheet as of June 30, 2019.

(In millions)	Balance Sheet Location	June 30, 2019
Assets
Operating	Operating lease assets (a)	$237
Finance	Property, plant and equipment (b)	49
Total Lease Assets		$286

Liabilities
Current
Operating	Current operating lease liabilities	$54
Finance	Current portion of long-term debt	8
Non-Current
Operating	Noncurrent operating lease liabilities	188
Finance	Long-term debt less unamortized discount and issue costs	48
Total Lease Liabilities		$298
(a) Operating lease assets are recorded net of accumulated amortization of $25 million.
(b) Finance lease assets are recorded net of accumulated depreciation of $23 million.

The following table summarizes lease costs included in our Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 2019.

(In millions)	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating Lease Cost (a)	Cost of sales	$20	$40
Operating Lease Cost	Selling, general and administrative expenses	3	6
Finance Lease Cost
Amortization	Depreciation, depletion and amortization	1	2
Interest	Interest expense	1	1
Total Lease Cost		$25	$49
(a) Operating lease cost recorded in cost of sales includes $4 million and $9 million of variable lease cost for the three and six months ended June 30, 2019, respectively. An immaterial amount of variable lease cost is included in selling, general and administrative expenses and immaterial amounts of short-term lease cost are included in cost of sales and selling, general and administrative expenses.

Lease liability maturities as of June 30, 2019 are shown below.

(In millions)	Operating	Finance	Total
2019	$38	$6	$44
2020	63	11	74
2021	51	11	62
2022	41	16	57
2023	32	5	37
After 2023	78	17	95
Total Lease Payments	$303	$66	$369
Less: Interest	61	10	71
Present value of lease liabilities	$242	$56	$298

Future minimum commitments for capital and operating leases having non-cancelable lease terms in excess of one year as of the year ended December 31, 2018 were as follows.

(In millions)	Capital Leases	Operating Leases
2019	$5	$66
2020	5	55
2021	5	45
2022	11	37
2023	—	28
After 2023	—	72
Total minimum lease payments	$26	$303
Less imputed interest costs	4
Present value of net minimum lease payments included in long-term debt	$22

Lease terms and discount rates are shown below.

June 30, 2019
Weighted average lease term
Finance	6 years
Operating	6 years

Weighted average discount rate
Finance	6.32%
Operating	7.83%

Supplemental cash flow information related to leases follows.

(In millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18	$36
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	1	1
Right-of-use assets exchanged for lease liabilities:
Operating leases	16	24
Finance leases	19	35

9.     Intangible Assets
Intangible assets that are being amortized on a straight-line basis over their estimated useful lives are detailed below:

		As of June 30, 2019			As of December 31, 2018
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22 Years	$132	$73	$59	$132	$70	$62
Patents	10-15 Years	22	8	14	22	7	15
Other	4-20 Years	14	8	6	14	8	6
Total amortizable intangible assets		$168	$89	$79	$168	$85	$83

Identifiable intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying values may not be recoverable.
Amortization expense was $2 million in both the three months ended June 30, 2019 and 2018. Amortization expense was $4 million in both the six months ended June 30, 2019 and 2018. The estimated amortization expense for the remainder of 2019 is $4 million. We expect a consistent level of annual amortization expense through 2023.
The carrying amount of acquired water rights with indefinite lives as of June 30, 2019 and December 31, 2018 totaled $75 million. The acquired water rights are tested for impairment annually in the third quarter, or whenever events or circumstances indicate the carrying value may not be recoverable. U. S. Steel performed a qualitative impairment evaluation of its acquired water rights during the third quarter of 2018. Based on the results of the evaluation, the water rights were not impaired.

10.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost for the three months ended June 30, 2019 and 2018:

	Pension Benefits		Other Benefits
(In millions)	2019	2018	2019	2018
Service cost	$11	$12	$3	$4
Interest cost	59	58	23	23
Expected return on plan assets	(81)	(90)	(20)	(21)
Amortization of prior service cost	1	—	7	8
Amortization of actuarial net loss	33	38	1	1
Net periodic benefit cost, excluding below	23	18	14	15
Multiemployer plans	19	15	—	—
Net periodic benefit cost	$42	$33	$14	$15
The following table reflects the components of net periodic benefit cost for the six months ended June 30, 2019 and 2018:

	Pension Benefits		Other Benefits
(In millions)	2019	2018	2019	2018
Service cost	$22	$25	$6	$8
Interest cost	119	116	46	46
Expected return on plan assets	(162)	(180)	(40)	(41)
Amortization of prior service cost	1	—	14	15
Amortization of actuarial net loss	66	76	2	2
Net periodic benefit cost, excluding below	46	37	28	30
Multiemployer plans	37	29	—	—
Net periodic benefit cost	$83	$66	$28	$30

Employer Contributions
During the first six months of 2019, U. S. Steel made cash payments of $37 million to the Steelworkers’ Pension Trust and $4 million of pension payments not funded by trusts.
During the first six months of 2019, cash payments of $20 million were made for other postretirement benefit payments not funded by trusts.
Company contributions to defined contribution plans totaled $12 million and $11 million for the three months ended June 30, 2019 and 2018, respectively. Company contributions to defined contribution plans totaled $22 million for both the six months ended June 30, 2019 and 2018.
11.    Net Interest and Other Financial Costs
Net interest and other financial costs includes interest expense (net of capitalized interest), interest income, financing costs, net periodic benefit costs (other than service costs) related to pension and other post-employment benefits (OPEB) plans, and foreign currency derivative and remeasurement gains and losses. During the three months ended June 30, 2019 and 2018, net foreign currency losses of $1 million and gains of $12 million, respectively were recorded in other financial costs. During the six months ended June 30, 2019 and 2018, net foreign currency gains of $7 million and $8 million, respectively, were recorded in other financial costs. Additionally, during the six months ended June 30, 2018, there was a loss on debt extinguishment recognized of $74 million. There were no debt extinguishment transactions in 2019.

See Note 15 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure.

12.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee) under the 2005 Stock Incentive Plan (the 2005 Plan) and the 2016 Omnibus Incentive Compensation Plan (the Omnibus Plan). On April 26, 2016, the Company's stockholders approved the Omnibus Plan and authorized the Company to issue up to 7,200,000 shares of U. S. Steel common stock under the Omnibus Plan. The Company's stockholders authorized the issuance of an additional 6,300,000 shares under the Omnibus Plan on April 25, 2017. While the awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of June 30, 2019, there were 6,812,857 shares available for future grants under the Omnibus Plan.

Recent grants of stock-based compensation consist of restricted stock units, total shareholder return (TSR) performance awards and return on capital employed (ROCE) performance awards. Shares of common stock under the Omnibus Plan are issued from authorized, but unissued stock. The following table is a summary of the awards made under the Omnibus Plan during the first six months of 2019 and 2018.

	2019		2018
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Restricted Stock Units	1,002,400	$23.78	728,945	$41.52
Performance Awards (c)
TSR	210,520	$29.22	79,190	$61.57
ROCE	526,140	$23.92	247,510	$43.50
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted-average for all grants during the period.
(c) The number of performance awards shown represents the target value of the award.

U. S. Steel recognized pretax stock-based compensation expense in the amount of $12 million and $10 million in the three-month periods ended June 30, 2019 and 2018, respectively, and $20 million and $17 million in the first six months of 2019 and 2018, respectively.

As of June 30, 2019, total future compensation expense related to nonvested stock-based compensation arrangements was $36 million, and the weighted average period over which this expense is expected to be recognized is approximately 20 months.

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

For further details about our stock-based compensation incentive plans and stock awards see Note 15 of the United States Steel Corporation Annual Report on Form 10-K for the fiscal year-ended December 31, 2018.

13.    Income Taxes
Tax provision
For the six months ended June 30, 2019 and 2018, we recorded a tax provision of $1 million on our pretax earnings of $123 million and a tax provision of $13 million on our pretax earnings of $245 million, respectively. The tax provision in both periods reflects a benefit for percentage depletion in excess of cost depletion from iron ore that we produce and consume or sell. In 2018, the tax provision also reflects a tax benefit for the release of a portion of the valuation allowance due to pretax income.
The tax provision for the first quarter of 2019 was based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. For the quarter ended June 30, 2019, the Company computed its tax benefit using a discrete period effective tax rate, which reflects the actual taxes attributable to year-to-date earnings and losses, because we determined that a reliable estimate of the expected annual effective tax rate could not be made. A small change in our estimated marginal pretax results for the year ended December 31, 2019 could create a large change in the expected annual effective tax rate. The sensitivity of the effective tax rate was increased by the benefit for percentage depletion in excess of cost depletion for iron ore.
Deferred taxes
Each quarter U. S. Steel analyzes the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion, or all, of the deferred tax asset may not be realized.

At June 30, 2019, U. S. Steel reviewed all available positive and negative evidence and determined that it is more likely than not that certain domestic deferred tax assets may not be realized.

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
Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in Accounting Standards Codification (ASC) Topic 740 on income taxes. As of June 30, 2019, and December 31, 2018, the total amount of gross unrecognized tax benefits was $34 million and $35 million, respectively. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2 million as of both June 30, 2019 and December 31, 2018.
U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Condensed Consolidated Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of both June 30, 2019 and December 31, 2018, U. S. Steel had accrued liabilities of $2 million for interest and penalties related to uncertain tax positions.
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

The computations for basic and diluted earnings per common share from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2019	2018	2019	2018
Earnings attributable to United States Steel Corporation stockholders	$68	$214	$122	$232
Weighted-average shares outstanding (in thousands):
Basic	171,992	177,027	172,613	176,594
Effect of stock options, restricted stock units and performance awards	520	1,876	862	1,891
Adjusted weighted-average shares outstanding, diluted	172,512	178,903	173,475	178,485
Basic earnings per common share	$0.39	$1.21	$0.71	$1.32
Diluted earnings per common share	$0.39	$1.20	$0.70	$1.30

The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Securities granted under the 2016 Omnibus Incentive Compensation Plan, as amended	3,758	1,832	3,430	1,572

Dividends Paid Per Share
The dividend for each of the first and second quarters of 2019 and 2018 was five cents per common share.

15.    Derivative Instruments
U. S. Steel is exposed to foreign currency exchange rate risks in our European operations. USSE’s revenues are primarily in euros and costs are primarily in euros and U.S. dollars. U. S. Steel uses foreign exchange forward sales contracts (foreign exchange forwards) with maturities no longer than 12 months to exchange euros for U.S. dollars to manage our currency requirements and exposure to foreign currency exchange rate fluctuations. Derivative instruments are required to be recognized at fair value in the Condensed Consolidated Balance Sheet. U. S. Steel did not designate euro foreign exchange forwards entered into prior to July 1, 2019, as hedges; therefore, changes in their fair value were recognized immediately in the Condensed Consolidated Statements of Operations (mark-to-market accounting). For those contracts, U. S. Steel will continue to recognize changes in fair value immediately through earnings until the contracts mature. U. S. Steel elected cash flow hedge accounting for euro foreign exchange forwards prospectively effective July 1, 2019. Accordingly, future gains and losses for euro foreign exchange forwards entered into after July 1, 2019 will be recorded within accumulated other comprehensive income (AOCI) until the related contract impacts earnings. We mitigate the risk of concentration of counterparty credit risk by purchasing our forwards from several counterparties.
In 2018, U. S. Steel entered into long-term freight contracts in its domestic operations that require payment in Canadian dollars (CAD). We entered into foreign exchange forward contracts with remaining maturities up to 17 months to exchange USD for CAD to mitigate a portion of the related risk of exchange rate fluctuations and to manage our currency requirements. We elected to designate these contracts as cash flow hedges.
U. S. Steel may use fixed-price forward physical purchase contracts to partially manage our exposure to price risk related to the purchases of natural gas, zinc and tin used in the production process. Generally, forward physical purchase contracts qualify for the normal purchase and normal sales exceptions described in ASC Topic 815 and are not subject to mark-to-market accounting. U. S. Steel also uses financial swaps to protect from the commodity price risk associated with purchases of natural gas, zinc and tin (commodity purchase swaps). We elected cash flow hedge accounting for domestic commodity purchase swaps and use mark-to-market accounting for commodity purchase swaps used in our European operations.

From time to time, we enter into financial swaps that are used to partially manage the sales price of certain hot-rolled coil and iron ore pellet sales (sales swaps). We elected cash flow hedge accounting for hot-rolled coil sales swaps effective January 1, 2018 and for iron ore pellet sales swaps effective January 1, 2019.
In accordance with the guidance in ASC Topic 820 on fair value measurements and disclosures, the fair value of our foreign exchange forwards, commodity purchase swaps and sales swaps was determined using Level 2 inputs, which are defined as "significant other observable" inputs. The inputs used are from market sources that aggregate data based upon market transactions.
The table below shows the outstanding swap quantities used to hedge forecasted purchases and sales as of June 30, 2019 and June 30, 2018:

Hedge Contracts	Classification	June 30, 2019		June 30, 2018
Natural gas (in mmbtus)	Commodity purchase swaps	64,354,000		13,845,000
Tin (in metric tons)	Commodity purchase swaps	990		705
Zinc (in metric tons)	Commodity purchase swaps	13,942		13,468
Hot-rolled coils (in tons)	Sales swaps	—		60,000
Foreign currency (in millions of euros)	Foreign exchange forwards		€301		€266
Foreign currency (in millions of CAD)	Foreign exchange forwards	C$	40	C$	—

The following summarizes the fair value amounts included in our Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018:

(In millions) Designated as Hedging Instruments	Balance Sheet Location	June 30, 2019	December 31, 2018
Sales swaps	Accounts payable	$—	$1
Commodity purchase swaps	Accounts receivable	2	2
Commodity purchase swaps	Accounts payable	11	17
Commodity purchase swaps	Investments and long-term receivables	2	—
Commodity purchase swaps	Other long-term liabilities	5	1
Foreign exchange forwards	Accounts payable	—	1
Foreign exchange forwards	Other long-term liabilities	—	1

Not Designated as Hedging Instruments
Foreign exchange forwards	Accounts receivable	6	12
Foreign exchange forwards	Accounts payable	1	—

The table below summarizes the effect of hedge accounting on AOCI and amounts reclassified from AOCI into earnings for the three and six months ended June 30, 2019 and 2018:

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Location of Reclassification from AOCI (a)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Sales swaps (b)	$—	$(3)	Net sales	$—	$(3)
Commodity purchase swaps	(15)	—	Cost of sales (c)	(6)	(2)
Foreign exchange forwards	1	—	Cost of sales	—	—
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items since ineffectiveness is less than $1 million.
(b) U. S. Steel has elected hedge accounting prospectively for iron ore pellet sales swaps on January 1, 2019.
(c) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Location of Reclassification from AOCI (a)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Sales swaps (b)	$1	$(12)	Net sales	$(1)	$(3)
Commodity purchase swaps	3	(7)	Cost of sales (c)	(10)	1
Foreign exchange forwards	1	—	Cost of sales	—	—
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items since ineffectiveness is less than $1 million.
(b) U. S. Steel has elected hedge accounting prospectively for iron ore pellet sales swaps on January 1, 2019.
(c) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.
For euro foreign exchange forward derivatives where hedge accounting was not elected, there were losses of $2 million and gains of $19 million in the three-month periods ended June 30, 2019 and 2018, respectively, and gains of $7 million and $13 million in the first six months of 2019 and 2018, respectively, recognized in other financial costs. There were no other material impacts for derivatives where hedge accounting was not elected.

At current contract values, $9 million currently in AOCI as of June 30, 2019 will be recognized as an increase in cost of sales over the next year as related hedged items are recognized in earnings. The maximum derivative contract duration for commodity purchase swaps is 29 months. There are no outstanding contracts for sales swaps.
16.    Debt

(In millions)	Interest Rates %	Maturity	June 30, 2019	December 31, 2018
2037 Senior Notes	6.650	2037	$350	$350
2026 Senior Notes	6.250	2026	650	650
2025 Senior Notes	6.875	2025	750	750
Environmental Revenue Bonds	5.750 - 6.875	2019 - 2042	400	400
Fairfield Caster Lease		2022	21	22
Other finance leases and all other obligations		2019 - 2029	41	6
Fourth Amended and Restated Credit Agreement	Variable	2023	—	—
USSK Credit Agreement	Variable	2023	228	229
USSK credit facilities	Variable	2021	—	—
Total Debt			2,440	2,407
Less unamortized discount and debt issuance costs			25	26
Less short-term debt and long-term debt due within one year			70	65
Long-term debt			$2,345	$2,316

To the extent not otherwise discussed below, information concerning the senior notes and other listed obligations can be found in Note 17 of the audited financial statements in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Fourth Amended and Restated Credit Agreement
As of June 30, 2019, there were no amounts drawn under the $1.5 billion Fourth Amended and Restated Credit Agreement (Credit Facility Agreement). U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of 10 percent of the total aggregate commitments and $150 million. Based on the most recent four quarters as of June 30, 2019, we would have met this covenant. If we are unable to meet this covenant in future periods, the amount available to the Company under this facility would be reduced by $150 million.

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
U. S. Steel Košice (USSK) credit facilities
At June 30, 2019, USSK had borrowings of €200 million (approximately $228 million) under its €460 million (approximately $524 million) unsecured revolving credit facility. The USSK Credit Agreement contains certain USSK financial covenants, including a maximum net debt to EBITDA ratio and a minimum stockholders' equity to assets ratio. The covenants are measured semi-annually for the period covering the last twelve calendar months and calculated as set forth in the USSK Credit Agreement. If USSK does not comply with the USSK Credit Agreement financial covenants, it may not draw on the facility until the next measurement date, outstanding borrowings may be accelerated, or the margin on outstanding borrowings may be increased. At June 30, 2019, USSK had availability of €260 million (approximately $296 million) under the USSK Credit Agreement.
At June 30, 2019, USSK had no borrowings under its €20 million and €10 million unsecured credit facilities (collectively, approximately $34 million) and the availability was approximately $33 million due to approximately $1 million of customs and other guarantees outstanding.
Each of these facilities bear interest at the applicable inter-bank offer rate plus a margin and contain customary terms and conditions.
Change in control event
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $1,978 million as of June 30, 2019 may be declared due and payable; (b) the Credit Facility Agreement and the USSK credit facilities may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either purchase the leased Fairfield Works slab caster for approximately $21 million or provide a letter of credit to secure the remaining obligation.
17.    Asset Retirement Obligations
U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine, landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs:

(In millions)	June 30, 2019	December 31, 2018
Balance at beginning of year	$60	$69
Obligations settled	(4)	(12)
Accretion expense	1	3
Balance at end of period	$57	$60

Certain AROs related to disposal costs of the majority of fixed assets at our integrated steel facilities have not been recorded because they have an indeterminate settlement date. These AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.
18.    Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, current accounts and notes receivable, accounts payable, bank checks outstanding, and accrued interest included in the Condensed Consolidated Balance Sheet approximate fair value. See Note 15 for disclosure of U. S. Steel’s derivative instruments, which are accounted for at fair value on a recurring basis.

The following table summarizes U. S. Steel’s financial liabilities that were not carried at fair value at June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$2,160	$2,298	$2,182	$2,353
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

19.    Statement of Changes in Stockholders’ Equity

The following table reflects the first six months of 2019 and 2018 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Six Months Ended June 30, 2019 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$4,203	$1,212	$(1,026)	$177	$(78)	$3,917	$1
Comprehensive income (loss):
Net earnings	54	54
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	32		32
Currency translation adjustment	(17)		(17)
Derivative financial instruments	15		15
Employee stock plans	2			1	(6)	7
Common stock repurchased	(42)				(42)
Dividends paid on common stock	(9)	(9)
Cumulative effect upon adoption of lease accounting standard	(2)	(2)
Balance at March 31, 2019	4,236	1,255	(996)	178	(126)	3,924	1
Comprehensive income (loss):
Net earnings	68	68
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	32		32
Currency translation adjustment	12		12
Derivative financial instruments	(11)		(11)
Employee stock plans	12			1	(1)	12
Common stock repurchased	(28)				(28)
Dividends paid on common stock	(9)	(9)
Balance at June 30, 2019	$4,312	$1,314	$(963)	$179	$(155)	$3,936	$1

Six Months Ended June 30, 2018 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,321	$133	$(845)	$176	$(76)	$3,932	$1
Comprehensive income (loss):
Net earnings	18	18
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	46		46
Currency translation adjustment	40		40
Derivative financial instruments	(16)		(16)
Employee stock plans	39			1	75	(37)
Dividends paid on common stock	(9)	(9)
Balance at March 31, 2018	3,439	142	(775)	177	(1)	3,895	1
Comprehensive income (loss):
Net earnings	214	214
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	47		47
Currency translation adjustment	(87)		(87)
Derivative financial instruments	(3)		(3)
Employee stock plans	5					5
Dividends paid on common stock	(9)	(9)
Balance at June 30, 2018	$3,606	$347	$(818)	$177	$(1)	$3,900	$1

20.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions)	Pension and Other Benefit Items	Foreign Currency Items	Unrealized Gain (Loss) on Derivatives	Total
Balance at December 31, 2018	$(1,416)	$403	$(13)	$(1,026)
Other comprehensive income before reclassifications	1	(5)	15	11
Amounts reclassified from AOCI (a)	63	—	(11)	52
Net current-period other comprehensive income	64	(5)	4	63
Balance at June 30, 2019	$(1,352)	$398	$(9)	$(963)

Balance at December 31, 2017	$(1,309)	$463	$1	$(845)
Other comprehensive income before reclassifications (b)	—	(47)	(18)	(65)
Amounts reclassified from AOCI (a)(b)	93	—	(1)	92
Net current-period other comprehensive income	93	(47)	(19)	27
Balance at June 30, 2018	$(1,216)	$416	$(18)	$(818)
(a)See table below for further details.
(b)The Company previously disclosed in Note 19 to the Consolidated Financial Statements in its Quarterly Report on Form 10-Q for the period ended June 30, 2018, an increase to AOCI of $186 million in the Other comprehensive income before reclassifications line item and a decrease to AOCI of $93 million in the Amounts reclassified from AOCI line item for the six months ended June 30, 2018 amounts for Pension and Other Benefit Items. These amounts should have been disclosed as zero and an increase to AOCI of $93 million, respectively, which have been corrected in the table above. The Company concluded that the errors were not material to the financial statements of any prior annual or interim period and therefore, amendments of previously filed reports are not required. The revision had no impact on the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows or the Consolidated Statements of Comprehensive Income (Loss). Quarterly periods not presented herein will be revised, as applicable, in future filings.

		Amount reclassified from AOCI (c)
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	Details about AOCI components	2019	2018	2019	2018
	Amortization of pension and other benefit items
	Prior service costs (a)	$8	$8	$15	$15
	Actuarial losses (a)	34	39	68	78
	Total pensions and other benefits items	42	47	83	93
	Derivative reclassifications to Condensed Consolidated Statements of Operations	(1)	2	(14)	(1)
	Total before tax	41	49	69	92
	Tax provision (b)	(10)	—	(17)	—
	Net of tax	$31	$49	$52	$92
(a)These AOCI components are included in the computation of net periodic benefit cost (see Note 10 for additional details).
(b)Amounts in 2018 do not reflect a tax provision as a result of a full valuation allowance on our domestic deferred tax assets.
(c)The corrections noted in footnote (b) to the table above are consistently reflected in this table.
21.    Transactions with Related Parties
Net sales to related parties and receivables from related parties primarily reflect sales of raw materials and steel products to equity investees. Generally, transactions are conducted under long-term contractual arrangements. Related party sales and service transactions were $370 million and $367 million for the three months ended June 30, 2019 and 2018, respectively and $745 million and $695 million for the six months ended June 30, 2019 and 2018, respectively.

Purchases from related parties for outside processing services provided by equity investees amounted to $7 million and $8 million for the three months ended June 30, 2019 and 2018, respectively and $16 million and $15 million for the six months ended June 30, 2019 and 2018, respectively. Purchases of iron ore pellets from related parties amounted to $31 million and $25 million for the three months ended June 30, 2019 and 2018, respectively, and $51 million and $42 million for the six months ended June 30, 2019 and 2018.
Accounts payable to related parties include balances due to PRO-TEC Coating Company, LLC (PRO-TEC) of $114 million and $80 million at June 30, 2019 and December 31, 2018, respectively for invoicing and receivables collection services provided by U. S. Steel on PRO-TEC's behalf. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $3 million and $1 million at June 30, 2019 and December 31, 2018, respectively.
22.    Contingencies and Commitments
U. S. Steel is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Condensed Consolidated Financial Statements. However, management believes that U. S. Steel will remain a viable and competitive enterprise even though it is possible that these contingencies could be resolved unfavorably.
U. S. Steel accrues for estimated costs related to existing lawsuits, claims and proceedings when it is probable that it will incur these costs in the future and the costs are reasonably estimable.
Asbestos matters – As of June 30, 2019, U. S. Steel was a defendant in approximately 777 active cases involving approximately 2,360 plaintiffs. The vast majority of these cases involve multiple defendants. About 1,540, or approximately 65 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. At December 31, 2018, U. S. Steel was a defendant in approximately 755 cases involving approximately 2,320 plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.
The following table shows the number of asbestos claims in the current period and the prior three years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved (a)	New Claims	Closing Number of Claims
December 31, 2016	3,315	225	250	3,340
December 31, 2017	3,340	275	250	3,315
December 31, 2018	3,315	1,285	290	2,320
June 30, 2019	2,320	100	140	2,360
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

(In millions)	Six Months Ended June 30, 2019
Beginning of period	$187
Accruals for environmental remediation deemed probable and reasonably estimable	2
Obligations settled	(7)
End of period	$182

Accrued liabilities for remediation activities are included in the following Condensed Consolidated Balance Sheet lines:

(In millions)	June 30, 2019	December 31, 2018
Accounts payable	$38	$37
Deferred credits and other noncurrent liabilities	144	150
Total	$182	$187

Expenses related to remediation are recorded in cost of sales and were immaterial for both the three and six-month periods ended June 30, 2019 and June 30, 2018. It is not currently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 15 to 30 percent.
Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

(1)
Projects with Ongoing Study and Scope Development - Projects which are still in the development phase. For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are six environmental remediation projects where additional costs for completion are not currently estimable, but could be material. These projects are at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI), the Fairless Plant, Gary Works and the former steelmaking plant at Joliet, Illinois. As of June 30, 2019, accrued liabilities for these projects totaled $3 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $30 million to $45 million.

(2)
Significant Projects with Defined Scope - Projects with significant accrued liabilities with a defined scope. As of June 30, 2019, there are four significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $138 million. These projects are Gary Resource Conservation and Recovery Act (RCRA) (accrued liability of $25 million), the former Geneva facility (accrued liability of $58 million), the Cherryvale zinc site (accrued liability of $10 million) and the former Duluth facility St. Louis River Estuary (accrued liability of $45 million).

(3)
Other Projects with a Defined Scope - Projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are two other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at June 30, 2019 was $4 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each have an accrued liability of less than $1 million each. The total accrued liability for these projects at June 30, 2019 was approximately $5 million. We do not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $22 million at June 30, 2019 and were based on known scopes of work.
Administrative and Legal Costs – As of June 30, 2019, U. S. Steel had an accrued liability of $9 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to comply with various regulations, laws and other requirements relating to the environment. In the first six months of 2019 and 2018, such capital expenditures totaled $30 million and $33 million, respectively. U. S. Steel anticipates making additional such expenditures in the future, which may be material; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
EU Environmental Requirements - Under the Emissions Trading Scheme (ETS), USSK's final allocation of allowances for the Phase III period, which covers the years 2013 through 2020 is 48 million allowances. We estimate a shortfall of approximately 14 million allowances for the Phase III period. Based on projected total production levels, we started to purchase allowances in the third quarter of 2017 to meet the annual compliance submission in the future. As of June 30, 2019, we have purchased approximately 12 million European Union Allowances totaling €132 million (approximately $150 million). However, due to a number of variables such as the future market value of allowances, future production levels and future emissions intensity levels, we cannot reliably estimate the full cost of complying with the ETS regulations at this time.
The EU’s Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Our most recent broad estimate of future capital expenditures for projects to comply with or go beyond BAT requirements is €138 million (approximately $157 million) over the 2017 to 2020 program period. These costs may be mitigated if USSK complies with certain financial covenants, which are assessed annually. USSK complied with these covenants as of June 30, 2019. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g. bank guarantee) to secure the full value of estimated expenditures. There could be increased operating costs associated with these projects, such as increased energy and maintenance costs. We are currently unable to reliably estimate what the increase in operating costs will be as many projects are in the development stage.
Environmental indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were divested. These indemnifications and cost sharing agreements have included provisions related to the condition of the property, the approved use, certain representations and warranties, matters of title, and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for clean-up or remediation costs relating to the business sold or its then existing conditions or past practices related to non-compliance with environmental laws. Most of the recent indemnification and cost sharing agreements are of a limited nature, only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners or operators of property formerly owned or operated by U. S. Steel may have common law claims and cost recovery and contribution rights against U. S. Steel related to environmental matters. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties divested and deconsolidated. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $182 million of accrued liabilities for remediation discussed above), there are no other known probable and estimable environmental liabilities related to these transactions.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $4 million at June 30, 2019.
Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $19 million at June 30, 2019). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $180 million as of June 30, 2019, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by our Credit Facility Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $31 million and $40 million at June 30, 2019 and December 31, 2018, respectively.
Capital Commitments – At June 30, 2019, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $820 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2019	2020	2021	2022	2023	Later Years	Total
$358	$554	$390	$322	$317	$717	$2,658

The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, and certain energy and utility services with terms ranging from two to 16 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of June 30, 2019, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $127 million.
Total payments relating to unconditional purchase obligations were $168 million and $146 million for the three months ended June 30, 2019 and 2018, respectively, and $326 million and $307 million for the six months ended June 30, 2019 and 2018, respectively.
23.    Significant Equity Investments

Summarized unaudited income statement information for our significant equity investments for the six months ended June 30, 2019 and 2018 is reported below (amounts represent 100% of investee financial information):

(In millions)	2019	2018
Net sales	$648	$571
Cost of sales	559	511
Operating income	64	38
Net earnings	58	33
Net earnings attributable to significant equity investments	58	33

U. S. Steel's portion of the equity in net earnings of the significant equity investments above was $30 million and $18 million for the six months ended June 30, 2019 and 2018, respectively, which is included in the earnings from investees line on the Condensed Consolidated Statement of Operations.
24.    Common Stock Repurchase Program
In November 2018, U. S. Steel announced a two year common stock repurchase program that allows for the repurchase of up to $300 million of its outstanding common stock from time to time in the open market or privately negotiated transactions at the discretion of management. During the six months ended June 30, 2019, U. S. Steel repurchased 3,964,191 shares of common stock for approximately $70 million. As of June 30, 2019, there is approximately $155 million remaining under the share repurchase authorization.

25.    Equity Investee Transactions

On May 31, 2018, U. S. Steel assigned its equity ownership interest in Leeds Retail Center, LLC and recognized a pre-tax gain of approximately $18 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

Net sales by segment for the three and six months ended June 30, 2019 and 2018 are set forth in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, excluding intersegment sales)	2019	2018	% Change	2019	2018	% Change
Flat-Rolled Products (Flat-Rolled)	$2,539	$2,435	4%	$4,944	$4,482	10%
U. S. Steel Europe (USSE)	678	848	(20)%	1,415	1,671	(15)%
Tubular Products (Tubular)	316	309	2%	659	575	15%
Total sales from reportable segments	3,533	3,592	(2)%	7,018	6,728	4%
Other Businesses	12	17	(29)%	26	30	(13)%
Net sales	$3,545	$3,609	(2)%	$7,044	$6,758	4%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended June 30, 2019 versus the three months ended June 30, 2018 is set forth in the following table:
Three Months Ended June 30, 2019 versus Three Months Ended June 30, 2018

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Coke & Other(c)	Net Change
Flat-Rolled	9%	(2)%	(4)%	—%	1%	4%
USSE	(13)%	(4)%	3%	(5)%	(1)%	(20)%
Tubular	(5)%	9%	(1)%	—%	(1)%	2%
a) Excludes intersegment sales
(b) Foreign currency translation effects
(c) Includes sales of coke and scrap inventory
Net sales were $3,545 million in the three months ended June 30, 2019, compared with $3,609 million in the same period last year. The increase in sales for the Flat-Rolled segment primarily reflects increased shipments (increase of 220 thousand net tons) primarily of hot rolled and semi-finished products. The decrease in sales for the USSE segment was primarily due to decreased shipments (decrease of 152 thousand net tons) in most product categories due to increased import competition, flat to declining demand and the weakening of the euro versus the U.S dollar. The increase in sales for the Tubular segment resulted from higher realized prices (increase of $75 per net ton) partially offset by decreased shipments (decrease of 6 thousand net tons) from lower demand levels.
Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the six months ended June 30, 2019 versus the six months ended June 30, 2018 is set forth in the following table:
Six Months Ended June 30, 2019 versus Six Months Ended June 30, 2018

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Coke & Other(c)	Net Change
Flat-Rolled	8%	4%	(3)%	—%	1%	10%
USSE	(9)%	(2)%	3%	(7)%	—%	(15)%
Tubular	6%	9%	1%	—%	(1)%	15%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
(c) Includes sales of coke and scrap inventory
Net sales were $7,044 million in the six months ended June 30, 2019, compared with $6,758 million in the same period last year. The increase in sales for the Flat-Rolled segment primarily reflects increased shipments (increase of 411 thousand net tons), primarily of hot rolled and semi-finished products. The decrease in sales for the USSE segment was primarily due to decreased shipments (decrease of 215 thousand net tons) in most product categories due to increased import competition, flat to declining demand and the weakening of the euro versus the U.S dollar. The increase in sales for the Tubular segment resulted from higher realized prices (increase of $117 per net ton) and increased shipments (increase of 22 thousand net tons).

Pension and other benefits costs

Pension and other benefit costs (other than service cost) are reflected within net interest and other financial costs and the service cost component is reflected within cost of sales in the Condensed Consolidated Statements of Operations.
Defined benefit and multiemployer pension plan costs included in cost of goods sold totaled $30 million and $59 million in the three and six months ended June 30, 2019, respectively, compared to $27 million and $54 million in the comparable periods in 2018.
Costs related to defined contribution plans totaled $11 million and $23 million for the three and six months ended June 30, 2019, respectively, compared to $11 million and $21 million in the comparable periods in 2018.
Other benefit expense included in cost of sales totaled $3 million and $6 million in the three and six months ended June 30, 2019, respectively, and $4 million and $8 million in the comparable periods in 2018.

Selling, general and administrative expenses

Selling, general and administrative expenses were $82 million and $160 million in the three and six months ended June 30, 2019, respectively, compared to $92 million and $170 million in the three and six months ended June 30, 2018, respectively. For both the three and six months ended June 30, 2019 the decrease is primarily due to a decrease in variable compensation.

Strategic projects and operating configuration update

In June 2019, U. S. Steel announced that it would idle two blast furnaces in the U.S. and one blast furnace in Europe to better align global production with its order book. As a result, monthly blast furnace production capacity was reduced by approximately 200,000 - 225,000 tons in the U.S. and 125,000 tons in Europe. Blast furnace production at one or more of the idled furnaces may resume when market conditions improve.

In June 2019, U. S. Steel restarted the No. 1 Electric-Weld Pipe Mill (No. 1 Pipe Mill) at its Lone Star Tubular Operations to enable the Company to support increased demand for high-quality electric-welded pipe produced in the United States. The No. 1 Pipe Mill produces 7-16 inch welded pipe and is complimenting our current Tubular product offerings. It had been idled since 2016.

In May 2019, U. S. Steel announced that it will invest approximately $1.2 billion through 2022 to construct a new endless casting and rolling facility at its Edgar Thomson Plant in Braddock, Pennsylvania, and a cogeneration facility at its Clairton Plant in Clairton, Pennsylvania, both part of the Company's Mon Valley Works. This investment in state-of-the-art sustainable steel technology is expected to significantly upgrade the production capability of our lowest liquid steel cost mill in the U.S.

The installation of endless casting and rolling technology will give U. S. Steel another world-class asset with differentiated product capabilities to serve strategic markets. The Mon Valley Works will also become the principal source of substrate for the production of the Company's industry-leading XG3TM Advanced High Strength Steel (AHSS) a market leading solution for our customers to improve fuel efficiency. The cogeneration facility, equipped with state-of-the-art emissions control systems at the Company's Clairton Plant, will convert a portion of the coke oven gas generated at its Clairton Plant into electricity to power the steelmaking and finishing facilities throughout U. S. Steel's Mon Valley operations.

This project, in addition to producing sustainable AHSS, is expected to improve environmental performance, energy conservation and reduce our carbon footprint associated with Mon Valley Works. First steel production is expected in 2022, contingent upon permitting and construction.

In February 2019, U. S. Steel announced that it will restart construction of the electric arc furnace (EAF) steelmaking facility at its Tubular Operations in Fairfield, Alabama. The EAF is expected to strengthen our competitive position and reduce cost by $90 per ton as the Company becomes self-sufficient in its rounds supply. The EAF is expected to begin producing steel in the second half of 2020.

In January 2019, U. S. Steel announced the construction of a new Dynamo line at USSE. The new line, a $130 million investment, has an annual capacity of approximately 100,000 metric tons. Construction began in mid-2019 and is targeted to be operational in the fourth quarter of 2020. The new line will enable production of sophisticated silicon grades of non-grain oriented (NGO) electrical steels to support increased demand in vehicles and generators.

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

We are investing approximately $500 million to upgrade the Gary hot strip mill through a series of projects focused on expanding the line's competitive advantages. The Gary hot strip mill will further differentiate itself as a leader in heavy gauge products in strategic markets. Asset Revitalization investments are also being made at other critical Flat-rolled steel making assets, including the Mon Valley steel shop, which will provide high quality, low cost liquid steel for our future endless casting and rolling line.
The investments we are making in our strategic projects, as well as the continued execution of our Asset Revitalization program, are making the Company more competitive and better positioned to achieve our critical success factors.

Earnings (loss) before interest and income taxes by segment for the three and six months ended June 30, 2019 and 2018 is set forth in the following table:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2019	2018		2019	2018
Flat-Rolled	$134	$224	(40)%	$229	$257	(11)%
USSE	(10)	115	(109)%	19	225	(92)%
Tubular	(6)	(35)	83%	4	(62)	106%
Total earnings from reportable segments	118	304	(61)%	252	420	(40)%
Other Businesses	10	17	(41)%	18	28	(36)%
Segment earnings before interest and income taxes	128	321	(60)%	270	448	(40)%
Items not allocated to segments:
December 24, 2018 Clairton coke making facility fire	(13)	—		(44)	—
Gain on equity investee transactions	—	18		—	18
Granite City Works restart costs	—	(36)		—	(36)
Granite City Works adjustment to temporary idling charges	—	(2)		—	8
Total earnings before interest and income taxes	$115	$301	(62)%	$226	$438	(48)%
Segment results for Flat-Rolled

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2019	2018		2019	2018
Earnings before interest and taxes ($ millions)	$134	$224	(40)%	$229	$257	(11)%
Gross margin	11%	15%	(4)%	11%	12%	(1)%
Raw steel production (mnt)	2,984	2,841	5%	6,059	5,626	8%
Capability utilization	70%	67%	3%	72%	67%	5%
Steel shipments (mnt)	2,804	2,584	9%	5,529	5,118	8%
Average realized steel price per ton	$779	$819	(5)%	$789	$780	1%
The decrease in Flat-Rolled results for the three months ended June 30, 2019 compared to the same period in 2018 was primarily due to lower average realized prices (approximately $65 million), higher raw material costs (approximately $30 million), increased spending for operating costs (approximately $40 million). These changes were partially offset by increased shipments, including substrate to our Tubular segment (approximately $30 million) and decreased other costs, including variable compensation (approximately $15 million).
The decrease in Flat-Rolled results for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to higher raw material costs (approximately $90 million), increased spending for operating costs (approximately $90 million) and higher energy costs (approximately $20 million). These changes were partially offset by higher realized prices (approximately $110 million) and increased shipments, including substrate to our Tubular segment (approximately $60 million)
Gross margin for the three months ended June 30, 2019 compared to the same period in 2018 decreased primarily as a result of lower average realized prices due to an increased mix of semi-finished sales and continued high import levels.

Segment results for USSE

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
USSE	2019	2018		2019	2018
(Loss) earnings before interest and taxes ($ millions)	$(10)	$115	(109)%	$19	$225	(92)%
Gross margin	4%	18%	(14)%	6%	17%	(11)%
Raw steel production (mnt)	1,148	1,308	(12)%	2,307	2,600	(11)%
Capability utilization	92%	105%	(13)%	93%	105%	(12)%
Steel shipments (mnt)	1,004	1,156	(13)%	2,068	2,283	(9)%
Average realized steel price per ($/ton)	$652	$707	(8)%	$661	$707	(7)%
Average realized steel price per (€/ton)	€580	€593	(2)%	€585	€584	—%
The decrease in USSE results for the three months ended June 30, 2019 compared to the same period in 2018 was primarily due lower average realized euro-based prices (approximately $40 million) and decreased shipments (approximately $20 million) primarily from increasing imports and adverse European Union economic conditions and the weakening of the euro versus the U.S. dollar (approximately $20 million). Additionally, USSE results reflect higher raw material costs, primarily for iron ore, (approximately $35 million) and higher energy costs (approximately $10 million).
The decrease in USSE results for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to lower average realized prices (approximately $30 million) and decreased shipments (approximately $30 million) primarily from increasing imports and adverse European Union economic conditions and the weakening of the euro versus the U.S. dollar (approximately $50 million). Additionally, USSE results reflect higher raw material costs, primarily for iron ore and an unfavorable first-in-first-out (FIFO) inventory impact, (approximately $55 million), higher energy costs (approximately $15 million), increased operating costs (approximately $15 million) and increased costs for carbon dioxide (CO2) emissions allowance (approximately $10 million).
Gross margin for the three and six months ended June 30, 2019 compared to the same period in 2018 decreased primarily as a result of lower average realized prices from increasing imports and adverse European Union economic conditions.
Segment results for Tubular

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
Tubular	2019	2018		2019	2018
(Loss) earnings before interest and taxes ($ millions)	$(6)	$(35)	83%	$4	$(62)	106%
Gross margin	2%	(5)%	7%	5%	(5)%	10%
Steel shipments (mnt)	195	201	(3)%	402	380	6%
Average realized steel price per ton	$1,524	$1,449	5%	$1,537	$1,420	8%
The increase in Tubular results for the three months ended June 30, 2019 as compared to the same period in 2018 was primarily due to higher average realized prices (approximately $15 million) and lower substrate costs (approximately $25 million). These changes were partially offset by increased operating costs (approximately $10 million).
The increase in Tubular results for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to higher average realized prices (approximately $45 million), increased shipments (approximately $5 million) and lower substrate costs (approximately $20 million). These changes were partially offset by increased operating costs (approximately $5 million).
Gross margin for the three and six months ended June 30, 2019 compared to the same period in 2018 increased primarily as a result of higher average realized prices.

Tubular continues to face significant import competition, with tubular imports comprising nearly half of the U.S tubular market.
Results for Other Businesses
Other Businesses had earnings of $10 million and $18 million in the three and six months ended June 30, 2019, compared to earnings of $17 million and $28 million in the three and six months ended June 30, 2018.

Items not allocated to segments
We incurred $13 million and $44 million of costs associated with the December 24, 2018 Clairton coke making facility fire in the three and six months ended June 30, 2019, respectively (see Environmental Matters, Litigation and Contingencies in the Liquidity and Capital Resources section for more details).

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
Net interest and other financial costs

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2019	2018		2019	2018
Interest expense	$31	$43	(28)%	$65	$93	(30)%
Interest income	(5)	(5)	—%	(10)	(10)	—%
Loss on debt extinguishment	—	28	(100)%	—	74	(100)%
Other financial costs	5	(8)	(163)%	2	2	—%
Net periodic benefit cost (other than service cost)	23	17	35%	46	34	35%
Total net interest and other financial costs	$54	$75	(28)%	$103	$193	(47)%

The decrease in net interest and other financial costs in the three months ended June 30, 2019 as compared to the same period last year is primarily due to the loss on debt extinguishment in the three months ended June 30, 2018, reduced interest expense due to our improved debt profile and foreign exchange gains.

The decrease in net interest and other financial costs in the six months ended June 30, 2019 as compared to the same period last year is primarily due to the loss on debt extinguishment in the six months ended June 30, 2018 as described below, reduced interest expense due to our improved debt profile and higher net periodic benefit cost as discussed below.
During the six months ended June 30, 2018, U. S. Steel issued $650 million aggregate principal amount of 2026 Senior Notes and repurchased through a tender offer and redemption $780 million of its 2021 Senior Secured Notes for an aggregate cash outflow of approximately $840 million, which included $60 million in premiums. Additionally, U. S. Steel repurchased approximately $31 million of its 2020 Senior Notes during the first six months of 2018.  The loss on debt extinguishment line in the table above includes $63 million in premiums and $11 million in unamortized debt issuance costs which were written off in connection with the extinguishment of debt.  For further information, see Note 16 to the Condensed Consolidated Financial Statements.
The net periodic benefit cost (other than service cost) components of pension and other benefit costs are reflected in the table above, and increased in the three and six month periods ended June 30, 2019 as compared to the same periods last year primarily due to a lower expected return on asset assumption for pension assets, a lower asset return than expected in 2018 partially offset by the natural maturation of the plan and increased discount rates.

Total net periodic pension cost, including service cost and multiemployer plans, is expected to total approximately $165 million in 2019. Total other benefits costs, including service cost, in 2019 are expected to total approximately $55 million. The pension cost projection includes approximately $72 million of contributions to the Steelworkers Pension Trust.
Income taxes
The income tax (benefit) provision was $(7) million and $1 million in the three and six months ended June 30, 2019 compared to $12 million and $13 million in the three and six months ended June 30, 2018. The tax provision in both periods reflects a benefit for percentage depletion in excess of cost depletion from iron ore that we produce and consume or sell. In 2018, the tax provision also reflects a tax benefit for the release of a portion of the valuation allowance due to pretax income.
The tax provision for the first quarter of 2019 was based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. For the quarter ended June 30, 2019, the Company computed its tax benefit using the discrete period effective tax rate, which reflects the actual taxes attributable to year-to-date earnings and losses, because we determined that a reliable estimate of the expected annual effective tax rate could not be made. A small change in our estimated marginal pretax results for the year ended December 31, 2019 could create a large change in the expected annual effective tax rate. The sensitivity of the effective tax rate was increased by the benefit for percentage depletion in excess of cost depletion for iron ore.
For further information on income taxes see Note 13 to the Condensed Consolidated Financial Statements.
Net earnings attributable to United States Steel Corporation were $68 million and $122 million in the three and six months ended June 30, 2019, compared to net earnings of $214 million and $232 million in the three and six months ended June 30, 2018. The changes primarily reflect the factors discussed above.

BALANCE SHEET
Inventories increased by $74 million from year-end 2018 primarily as a result of higher raw material prices for our Flat-Rolled and USSE segments.
Operating lease assets increased by $237 million from year-end 2018 as a result of the adoption of the new accounting standard for leases (see Note 8 for further details).
Property, plant and equipment, net increased by $368 million from year-end 2018 primarily due to the level of capital expenditures exceeding depreciation expense.
Accounts payable and other accrued liabilities increased by $80 million from year-end 2018 primarily as a result of higher raw material prices for our Flat-Rolled and USSE segments.
Payroll and benefits payable decreased by $106 million from year-end 2018 primarily due to profit-based incentive payments related to 2018 financial performance that were paid in the first quarter of 2019.
Current operating lease liabilities increased by $54 million from year-end 2018 as a result of the adoption of the new accounting standard for leases (see Note 8 for further details).
Noncurrent operating lease liabilities increased by $188 million from year-end 2018 as a result of the adoption of the new accounting standard for leases (see Note 8 for further details).
Employee benefits decreased by $54 million from year-end 2018 primarily as a result of impacts from the natural maturation of our pension plans.

CASH FLOW
Net cash provided by operating activities was $366 million for the six months ended June 30, 2019 compared to net cash provided by operating activities of $293 million in the same period last year. The increase in cash from operations is primarily due to changes in working capital period over period, partially offset by lower financial results.
Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.
Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the three months and twelve months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Twelve Months Ended June 30,
	2019	2018	2019	2018
Accounts Receivable Turnover	2.1	2.2	8.8	8.5
Inventory Turnover	1.5	1.7	6.4	6.4
The decrease in the accounts receivable turnover approximates 3 days for the three months ended June 30, 2019 as compared to the same period ended June 30, 2018 and is primarily due to decreased sales as a result of lower average realized prices and decreased shipments in our USSE segment. The increase in the accounts receivable turnover approximates 1 day for the twelve months ended June 30, 2019 as compared to the same period ended June 30, 2018 and is primarily due to increased sales as a result of higher average realized prices and increased shipments in our Flat-Rolled and Tubular segments.
The decrease in the inventory turnover approximates 7 days for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and is primarily due to an increase in cost of goods sold mainly attributed to higher raw material costs.
The last-in, first-out (LIFO) inventory method is the predominant method of inventory costing in the United States. At June 30, 2019 and June 30, 2018, the LIFO method accounted for 70 percent and 73 percent of total inventory values, respectively. In the U.S., management monitors inventory realizability by comparing the LIFO cost of inventory with the replacement cost of inventory. To the extent the replacement cost (i.e., market value) of inventory is lower than the LIFO cost of inventory, management will write the inventory down. As of June 30, 2019, and December 31, 2018 the replacement cost of the inventory was higher by approximately $961 million and $1,038 million, respectively. Additionally, based on the Company’s latest internal forecasts and its inventory requirements, management does not believe there will be significant permanent LIFO liquidations that would impact earnings for the remainder of 2019.
Our cash conversion cycle for the second quarter of 2019 increased by five days as compared to the fourth quarter of 2018 as shown below:

Cash Conversion Cycle	2019		2018
	$ millions	Days	$ millions	Days
Accounts receivable, net (a)	$1,638	43	$1,659	42

+ Inventories (b)	$2,166	61	$2,092	58

- Accounts Payable and Other Accrued Liabilities (c)	$2,565	71	$2,477	72

= Cash Conversion Cycle (d)		33		28
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
Capital expenditures for the six months ended June 30, 2019, were $628 million, compared with $381 million in the same period in 2018. Flat-rolled capital expenditures were $501 million and included spending for the Mon Valley No. 3 Blast Furnace outage, Gary Hot Strip Mill upgrades, Great Lakes B2 Blast Furnace outage, Midwest Tin Cold Mill upgrades, and various other infrastructure, environmental and strategic projects. Tubular capital expenditures were $48 million and included spending for the Fairfield Electric Arc Furnace (EAF) project, Offshore Operations threading line & swage extension and various other strategic capital projects. USSE capital expenditures of $75 million consisted of spending for a Sinter Strand emission control, the new Dynamo line, Ore Bridges Emission control and various other infrastructure and environmental projects.
U. S. Steel’s contractual commitments to acquire property, plant and equipment at June 30, 2019, totaled $820 million.

Capital expenditures for 2019 are expected to total approximately $1.3 billion and remain focused largely on projects that further our strategy (including the Fairfield EAF project and continued execution of Asset Revitalization), infrastructure and environmental projects.
Common stock repurchased under our common stock repurchase program approved in 2018 totaled 3,964,191 shares and approximately $70 million in the six months ended June 30, 2019. See Note 24 to the Condensed Consolidated Financial Statements for further details.
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
Repayment of long-term debt totaled $874 million in the six months ended June 30, 2018. U. S. Steel repurchased through a tender offer and subsequent redemption approximately $780 million of its outstanding 2021 Senior Secured Notes and paid premiums of $60 million for the tender. Additionally, U. S. Steel repurchased approximately $31 million of its 2020 Senior Notes through a series of open market purchases in June 2018 and paid premiums of approximately $3 million.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes U. S. Steel’s liquidity as of June 30, 2019:

(Dollars in millions)
Cash and cash equivalents	$651
Amount available under $1.5 Billion Credit Facility Agreement	1,500
Amount available under USSK credit facilities	329
Total estimated liquidity	$2,480

As of June 30, 2019, $122 million of the total cash and cash equivalents was held by our foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.
As of June 30, 2019, there were no amounts drawn under the $1.5 billion Credit Facility Agreement. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of 10 percent of the total aggregate commitments and $150 million. Based on the four quarters as of June 30, 2019, we would have met this covenant. If we are unable to meet this covenant in future periods, the amount available to the Company under this facility would be reduced by $150 million. The Credit Facility Agreement expires in February 2023.

At June 30, 2019, USSK had borrowings of €200 million (approximately $228 million) under its €460 million (approximately $524 million) unsecured revolving credit facility. The USSK Credit Agreement contains certain USSK financial covenants, including a maximum net debt to EBITDA ratio and a minimum stockholders' equity to assets ratio. At June 30, 2019, USSK had availability of €260 million (approximately $296 million) under the USSK Credit Agreement. The USSK Credit Agreement expires in September 2023.
At June 30, 2019, USSK had no borrowings under its €20 million and €10 million unsecured credit facilities (collectively, approximately $34 million) and the availability was approximately $33 million due to approximately $1 million of customs and other guarantees outstanding.
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
We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $180 million of liquidity sources for financial assurance purposes as of June 30, 2019. Increases in certain of these commitments which use collateral are reflected within cash, cash equivalents and restricted cash on the Condensed Consolidated Statement of Cash Flows.
At June 30, 2019, in the event of a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $1,978 million as of June 30, 2019 may be declared due and payable; (b) the Credit Facility Agreement and the USSK credit facilities may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield slab caster for $21 million or provide a cash collateralized letter of credit to secure the remaining obligation.
The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $4 million at June 30, 2019. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.
Our major cash requirements in 2019 are expected to be for capital expenditures, including asset revitalization, employee benefits and operating costs, which includes purchases of raw materials. We finished the second quarter of 2019 with $651 million of cash and cash equivalents and $2.5 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.

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

Midwest Plant Incident

On April 11, 2017, there was a process waste water release at our Midwest Plant (Midwest) in Portage, Indiana that impacted a water outfall that discharges to Burns Waterway near Lake Michigan. U. S. Steel identified the source of the release and made the necessary repairs. We determined that all repairs were safely working as intended and, on April 14, 2017, resumed operations in a controlled, phased and highly monitored approach with extensive input from participating government agencies. The Company has since implemented substantial operational, process and notification improvements at Midwest. The Company has been presented with cost reimbursements, loss of use and penalty requests from the involved governmental agencies. In January of 2018, The Surfrider Foundation and the City of Chicago initiated suits in the Northern District of Indiana alleging CWA and Permit violations at Midwest. On April 2, 2018, the U.S. Environmental Protection Agency (U.S. EPA) and the State of Indiana initiated a separate action against the Company and lodged a Consent Decree negotiated between U. S. Steel and the relevant governmental agencies consisting of all material terms to resolve the CWA and National Pollutant Discharge Elimination System (NPDES) violations at the Midwest Plant. A public comment period for the Consent Decree ensued. The suits that the Surfrider Foundation and the City of Chicago filed are currently stayed. The Surfrider Foundation and the City of Chicago also filed motions, which were granted, to intervene in the Consent Decree case. U. S. Steel continues to work with United States Department of Justice, U.S. EPA, and Indiana Department of Environmental Management (IDEM) towards a finalized Consent Decree.

EU Environmental Requirements and Slovak Operations
Under the Emissions Trading Scheme (ETS), USSK's final allocation of allowances for the Phase III period, which covers the years 2013 through 2020 is 48 million allowances. We estimate a shortfall of approximately 14 million allowances for the Phase III period. Based on projected future production levels, we started to purchase allowances in the third quarter of 2017 to meet the annual compliance submission in the future. As of June 30, 2019, we have purchased approximately 12 million European Union Allowances totaling €132 million (approximately $150 million). However, due to a number of variables such as the future market value of allowances, future production levels and future emissions intensity levels, we cannot reliably estimate the full cost of complying with the ETS regulations at this time.

The EU’s Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for iron and steel production, to reduce environmental impacts as well as compliance with BAT associated emission levels. Our most recent broad estimate of future capital expenditures for projects that go beyond BAT requirements is up to €138 million (approximately $157 million) over the 2017 to 2020 program period. These costs may be mitigated if USSK complies with certain financial covenants, which are assessed annually. USSK complied with these covenants as of June 30, 2019. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g. bank guarantee) to secure the full value of estimated expenditures. There could be increased operating costs associated with these projects, such as increased energy and maintenance costs. We are currently unable to reliably estimate what the increase in operating costs will be as many projects are still in the development stage.

For further discussion of laws applicable in Slovakia and the EU and their impact on USSK, see Note 22 to the Condensed Consolidated Financial Statements, “Contingencies and Commitments - Environmental Matters, EU Environmental Requirements.”

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

On March 12, 2018, the New York State Department of Environmental Conservation (DEC) submitted a CAA Section 126(b) petition to the U.S. EPA. In the petition, the DEC asserts that stationary sources from the following nine states are interfering with attainment or maintenance of the 2008 and 2015 ozone National Ambient Air Quality Standards (NAAQS) in New York: Illinois, Indiana, Kentucky, Maryland, Michigan, Ohio, Pennsylvania, Virginia, and West Virginia. DEC is requesting the U.S. EPA to require sources of nitrogen oxides in the nine states to reduce such emissions. On May 4, 2018, citing Section 307(d)(10) of the CAA, the U.S. EPA issued a notice extending the deadline for the agency to respond to the petition until November 9, 2018. On May 20, 2019, U.S. EPA published a notice in the Federal Register in which it proposed to deny DEC’s 126(b) petition. The public comment period for the proposed action closed on July 15, 2019.

The CAA also requires the U.S. EPA to develop and implement NAAQS for criteria pollutants, which include, among others, particulate matter (PM) - consisting of PM10 and PM2.5, lead, carbon monoxide, nitrogen dioxide, sulfur dioxide (SO2), and ozone.

In June 2010, the U.S. EPA significantly lowered the primary NAAQS for SO2 from 140 parts per billion (ppb) on a 24-hour basis to an hourly standard of 75 ppb. Subsequently, U.S. EPA designated the areas in which Great Lakes Works and Mon Valley Works facilities are located as nonattainment with the 2010 standard for the SO2 NAAQS. The non-

attainment designation requires the region to implement operational and/or capital improvements to demonstrate attainment with the 2010 standard. U. S. Steel worked with the Allegheny County Health Department (ACHD) in developing a State Implementation Plan (SIP) for the Allegheny County portion of the Pennsylvania SIP that includes reductions of SO2 and improved dispersion from U. S. Steel sources. On November 19, 2018, U.S. EPA published a proposed rule to approve the SIP. Comments on the proposed rule were accepted until December 19, 2018. In addition, as noted in the Legal Proceedings section, U. S. Steel continues to work with the regulatory authorities to address the Wayne County, Michigan (where Great Lakes Works is located) nonattainment status. The operational and financial impacts of the SO2 NAAQS are not estimated to be material at this time.

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

On December 14, 2012, the U.S. EPA lowered the annual standard for PM2.5 from 15 micrograms per cubic meter (ug/m3) to 12 ug/m3, and retained the PM2.5 24-hour and PM10 NAAQS rules. In December 2014, the U.S. EPA designated some areas in which U. S. Steel operates as nonattainment with the 2012 annual PM2.5 standard. On April 6, 2018, the U.S. EPA published a notice that Pennsylvania, California and Idaho failed to submit a SIP to demonstrate attainment with the 2012 fine particulate standard by the deadline established by the CAA. As a result of the notice, Pennsylvania, a state in which we operate, is required to submit a SIP to the U.S. EPA no later than November 7, 2019 to avoid sanctions. On April 29, 2019, the ACHD published a draft SIP for the Allegheny County nonattainment area which demonstrates that all of Allegheny County will meet its reasonable further progress requirements and be in attainment with the 2012 PM2.5 annual and 24-hour NAAQS by December 31, 2021 with the existing controls that are in place.

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

In July 2018, the ACHD provided U. S. Steel, ACHD Regulation Subcommittee members and interested parties with draft regulations that would modify the existing air regulations applicable to coke plants in Allegheny County. While ACHD currently has some of the most stringent air regulations in the country governing coke plants, which apply to U. S. Steel’s coke plant in Clairton, Pennsylvania (the only remaining coke plant in Allegheny County and one of two remaining in Pennsylvania), the draft regulations would reduce the current allowable emissions from coke plant operations and would be more stringent than the Federal Best Available Control Technology and Lowest Achievable Emission Rate requirements. In various meetings with ACHD, U. S. Steel has raised significant objections, in particular, that ACHD has not demonstrated that continuous compliance with the draft rule is economically and technologically feasible. While U. S. Steel continues to meet with ACHD regarding the draft rule, U. S. Steel believes that any rule promulgated by ACHD must comply with their statutory authority. If the draft rule or similar rule is adopted, the financial and operational impacts to U. S. Steel could be material. In U. S. Steel’s June 27, 2019, Settlement Agreement with ACHD, in which the appeals of four recently issued Orders were resolved as discussed in the Legal Proceedings, to assist in developing rules objectively and with technical justification, U. S. Steel and ACHD agreed to certain procedures that ACHD will follow in developing a new rule.

Environmental Remediation

In the United States, U. S. Steel has been identified as a potentially responsible party (PRP) at eight sites under CERCLA as of June 30, 2019. Of these, there are three sites where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but where sufficient information is not presently available to confirm the existence of liability or to make a reasonable estimate with respect to any potential liabilities. There are also 17 additional sites where U. S. Steel may be liable for remediation costs in excess of $100,000 under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share, is frequently dependent upon the outcome of ongoing investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably estimable. As environmental remediation matters proceed toward ultimate resolution or as remediation obligations arise, charges in excess of those previously accrued may be required.

For further discussion of relevant environmental matters, see "Item 1. Legal Proceedings - Environmental Proceedings."
OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any new material off-balance sheet arrangements during the second quarter of 2019.

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
Through a series of Presidential Proclamations pursuant to Section 232 of the Trade Expansion Act of 1962, as of the date of this filing, U.S. imports of certain steel products are subject to a 25 percent tariff, except for imports from: (1) Argentina, Brazil, and South Korea, which are subject to restrictive quotas; (2) Canada and Mexico, which are currently not subject to either tariffs or quotas but tariffs could be re-imposed on surging product groups after consultations; and (3) Australia, which is not subject to tariffs, quotas, or an anti-surge mechanism.
In May 2019, the Section 232 tariffs for imports from Turkey were adjusted from 50 to 25 percent. Also in May 2019, the United States announced agreements with Canada and Mexico to eliminate the Section 232 tariffs on imports from Canada and Mexico; eliminate the retaliatory tariffs on U.S. exports to Canada and Mexico; terminate World Trade Organization (WTO) disputes regarding Section 232 and retaliation; implement effective measures to prevent unfairly traded imports and transshipment, to monitor for import surges, re-impose Section 232 tariffs on import surges after consultations; and limit retaliation to steel.
The U.S. Department of Commerce (DOC) is managing a process in which U.S. companies may request and/or oppose temporary product exclusions from the Section 232 tariffs or quotas. Over 77,000 exclusions have been requested for steel products. U. S. Steel is opposing exclusion requests for products that are the same as, or substitute products for, those U. S. Steel produces.
Several legal challenges and retaliatory trade measures have been initiated in response to the Section 232 action. In June 2019, the Supreme Court denied the American Institute for International Steel’s (AIIS) petition for writ of certiorari in AIIS’ constitutional challenge to the Section 232 statute. AIIS’ appeal of the U.S. Court of International Trade’s (CIT) March 2019 decision upholding the constitutionality of the Section 232 statute is still pending before the U.S. Court of Appeals for the Federal Circuit (CAFC). Multiple countries have challenged the Section 232 action at the WTO, imposed retaliatory tariffs, and/or acted to safeguard their domestic steel industries from increased steel imports. In turn, the United States has challenged the retaliation at the WTO. Decisions in these WTO disputes are not expected until the fourth quarter of 2019 at the earliest.
Since its implementation in March 2018, the Section 232 action has supported the U.S. steel industry's and U. S. Steel’s multiple restarts and investment initiatives. The Company continues to actively defend the Section 232 action through all available tools and strategies, including by highlighting these benefits and the importance of maintaining the Section 232 action.
In February 2019, the European Commission (EC) imposed a definitive tariff rate quota (TRQ) safeguard on certain steel imports: 25 percent tariffs on certain steel imports that exceed quotas based on 105 percent of average import volumes for 2015-2017 and increasing 5 percent annually, effective February 2019 through June 2021. In May 2019, the EC initiated a review of the safeguard with a decision on any changes to the safeguard expected by late September 2019. In July 2019, the EC increased its safeguard quotas by 5 percent, pursuant to automatic increase provisions, despite the current EC review and the significant opposition to the increase from the EU steel industry.
Antidumping (AD) and countervailing (CVD or antisubsidy) duties apply in addition to the Section 232 tariffs and quotas and the EC’s TRQ safeguard, and AD/CVD orders will last beyond the Section 232 action and EC’s TRQ safeguard. Thus, U. S. Steel continues to actively defend and maintain the 54 U.S. AD/CVD orders and 11 EU AD/CVD orders covering products U. S. Steel produces in multiple proceedings before the DOC, U.S. International Trade Commission (ITC), CIT, CAFC, the EC and European courts, and the WTO.
In 2018, following an investigation of China’s technology transfer and intellectual property violations by the U.S. Trade Representative (USTR) under Section 301 of the Trade Act of 1974, the United States imposed 10 and 25 percent tariffs on approximately $250 billion of U.S. imports from China, including finished steel couplings, some products used in steel production and certain downstream products. In May 2019, the Section 301 tariffs on certain imports from China increased from 10 to 25 percent. As of the date of this filing, the United States plans to impose 10 percent tariffs on the approximately $300 billion of imports from China that are currently not subject to the Section 301 tariffs, including many steel products, effective September 1. The United States continues to negotiate with China on structural trade issues, including China's subsidies and government support of its steel industry.
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
NEW ACCOUNTING STANDARDS
See Notes 2 and 3 to the Condensed Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in U. S. Steel's exposure to market risk from December 31, 2018.

Item 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2019. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION
SUPPLEMENTAL STATISTICS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
SEGMENT EARNINGS (LOSS) BEFORE INTEREST AND INCOME TAXES:
Flat-Rolled	$134	$224	$229	$257
U. S. Steel Europe	(10)	115	19	225
Tubular	(6)	(35)	4	(62)
Total reportable segments	118	304	252	420
Other Businesses	10	17	18	28
Items not allocated to segments:
December 24, 2018 Clairton coke making facility fire	(13)	—	(44)	—
Gain on equity investee transactions	—	18	—	18
Granite City Works restart costs	—	(36)	—	(36)
Granite City Works adjustment to temporary idling charges	—	(2)	—	8
Total earnings before interest and income taxes	$115	$301	$226	$438
CAPITAL EXPENDITURES
Flat-Rolled	$254	$142	$501	$318
U. S. Steel Europe	41	17	75	38
Tubular	29	13	48	24
Other Businesses	2	1	4	1
Total	$326	$173	$628	$381
OPERATING STATISTICS
Average realized price: ($/net ton unless otherwise noted)(a)
Flat-Rolled	$779	$819	$789	$780
U. S. Steel Europe	652	707	661	707
U. S. Steel Europe (€/net ton)	580	593	585	584
Tubular	1,524	1,449	1,537	1,420
Steel shipments (thousands of net tons):(a)
Flat-Rolled	2,804	2,584	5,529	5,118
U. S. Steel Europe	1,004	1,156	2,068	2,283
Tubular	195	201	402	380
Intersegment steel (unless otherwise noted) shipments (thousands of net tons):
Flat-Rolled to Tubular	52	65	133	132
Flat-Rolled to U. S. Steel Europe (iron ore pellets and fines)	189	—	189	—
U. S. Steel Europe to Flat-Rolled	—	22	—	22
Raw steel production (thousands of net tons):
Flat-Rolled	2,984	2,841	6,059	5,626
U. S. Steel Europe	1,148	1,308	2,307	2,600
Raw steel capability utilization:(b)
Flat-Rolled	70%	67%	72%	67%
U. S. Steel Europe	92%	105%	93%	105%
(a) Excludes intersegment transfers.
(b) Based on annual raw steel production capability of 17.0 million net tons for Flat-Rolled and 5.0 million net tons for USSE.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
GENERAL LITIGATION

On April 11, 2017, there was a process waste water release at our Midwest Plant (Midwest) in Portage, Indiana that impacted a water outfall that discharges to Burns Waterway near Lake Michigan. U. S. Steel identified the source of the release and made the necessary repairs. We determined that all repairs were safely working as intended and, on April 14, 2017, resumed operations in a controlled, phased and highly monitored approach with extensive input from participating government agencies. The Company has since implemented substantial operational, process and notification improvements at Midwest. The Company has been presented with cost reimbursements, loss of use and penalty requests from the involved governmental agencies. In January of 2018, The Surfrider Foundation and the City of Chicago initiated suits in the Northern District of Indiana alleging CWA and Permit violations at Midwest. On April 2, 2018, the U.S. EPA and the State of Indiana initiated a separate action against the Company and lodged a Consent Decree negotiated between U. S. Steel and the relevant governmental agencies consisting of all material terms to resolve the CWA and NPDES violations at the Midwest Plant. A public comment period for the Consent Decree ensued. The suits that the Surfrider Foundation and the City of Chicago filed are currently stayed. The Surfrider Foundation and the City of Chicago also filed motions, which were granted, to intervene in the Consent Decree case. U. S. Steel continues to work with United States Department of Justice, U.S. EPA, and IDEM towards a finalized Consent Decree.
On November 30, 2018, the Minnesota Pollution Control Agency (MPCA) issued a new Water Discharge Permit for the Minntac Tailings Basin waters. The Permit contains new sulfate limitations applicable to water in the Tailings Basin and groundwater flowing from U. S. Steel’s property. The MPCA also acted on the same date, denying the Company’s requests for variances from ground and surface water standards and request for a contested case hearing. U. S. Steel filed appeals with the Minnesota Court of Appeals on December 19, 2018 challenging the actions taken by the MPCA. Separate appeals have been filed by a Minnesota Native American Tribe (Fond du Lac Band) and a nonprofit environmental group (Water Legacy). U. S. Steel has filed Petitions to Intervene in both cases. The briefing is now complete and the matter is pending a determination by the Court.
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

ENVIRONMENTAL PROCEEDINGS

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of June 30, 2019, under federal and state environmental laws. Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

As of June 30, 2019, U. S. Steel has received information requests or been identified as a PRP at a total of eight CERCLA sites, three of which have liabilities that have not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at the other five sites will be between $100,000 and $1 million for four of the sites, and over $5 million for one site as described below.

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

While work continues on completion of the remedial design and educating the public and key stakeholders on the details of the plan, there has been no material change in the status of the project during the six months ended June 30, 2019. Additional study, investigation, design, oversight costs, and implementation of U. S. Steel's preferred remedial alternatives on the upland property and Estuary are currently estimated as of June 30, 2019 at approximately $45 million.

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

Gary Works

On October 23, 1998, the U.S. EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a Resource Conservation and Recovery Act (RCRA) Facility Investigation (RFI), a Corrective Measures Study (CMS) and Corrective Measure Implementation. Evaluations are underway at six groundwater areas on the east side of the facility and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the U.S. EPA. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $25 million as of June 30, 2019, based on our current estimate of known remaining costs. Significant additional costs associated with the six groundwater areas at this site are possible and are referenced in Note 22 to the Condensed Consolidated

Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel awarded a contract for the implementation of the CAMU project during the fourth quarter of 2018 and submitted several design documents to UDEQ for approval. Construction, waste stabilization and placement along with closure of the CAMU are expected to be complete in 2020. U. S. Steel has an accrued liability of approximately $58 million as of June 30, 2019, for our estimated share of the remaining costs of remediation.

USS-POSCO Industries (UPI)

A joint venture in Pittsburg, California between subsidiaries of U. S. Steel and POSCO, UPI's facilities were previously owned and operated solely by U. S. Steel which retains primary responsibility for the existing environmental conditions. U. S. Steel continues to monitor the impacts of the remedial plan implemented in 2016 to address groundwater impacts from trichloroethylene at SWMU 4. Evaluations continue for the three SWMUs known as the Northern Boundary Group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As such, there has been no material change in the status of the project during the six months ended June 30, 2019. As of June 30, 2019, approximately $1 million has been accrued for ongoing environmental studies, investigations and remedy monitoring. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, the U.S EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) in December 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management, with the approval of the U.S EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. While work continues on different aspects of the program, there has been no material change in the status of the project during the six months ended June 30, 2019. In total, the accrued liability for remaining work under the Corrective Action Program, was approximately $271,000 at June 30, 2019. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairless Plant

In April 1993, U. S. Steel entered into a consent order with the U.S EPA pursuant to RCRA, under which U. S. Steel would perform Interim Measures (IM), an RFI and CMS at our Fairless Plant. A Phase I RFI Final Report was submitted in September of 1997. With U.S EPA’s agreement, in lieu of conducting subsequent phases of the RFI and the CMS, U. S. Steel has been working through the Pennsylvania Department of Environmental Protection Act 2 Program to characterize and remediate facility parcels for redevelopment. While work continues on these items, there has been no material change in the status of the project during the six months ended June 30, 2019. As of June 30, 2019, the accrued liability to maintain the interim measures, and clear properties through the Act 2 process is approximately $214,000. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel and the Ohio Environmental Protection Agency (OEPA) commenced discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Areas of Contamination was submitted in March 2012. While discussions continue with OEPA on drafting the Statement of Basis identifying potential remedies to address areas documented in the Phase II RFI, there has been no material change in the status of the project during the six months ended June 30, 2019. As of June 30, 2019, costs to complete additional projects are estimated to be approximately $81,000. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Joliet Works

The 50-acre parcel at the former Joliet Works is enrolled in the Illinois Environmental Protection Agency’s (IEPA) voluntary Site Remediation Program (the Program). The Program requires investigation and establishment of cleanup objectives followed by submission/approval of a Remedial Action Plan to meet those objectives. The 50-acre parcel was divided into four subareas with remedial activities completed in 2015 for three of the subareas. While work continues to define the requirements for further investigation of the remaining subarea, there has been no material change in the status of the project during the six months ended June 30, 2019. U. S. Steel has an accrued liability of $273,000 as of June 30, 2019. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Cherryvale (KS) Zinc

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation of the site proper was essentially completed in 2007. The Consent Order was amended on May 3, 2013, to require investigation (but not remediation) of potential contamination beyond the boundary of the former zinc smelting operation. On November 22, 2016, KDHE approved a State Cooperative Final Agency Decision Statement that identified the remedy selected to address potential contamination beyond the boundary of the former zinc smelting site. The Removal Action Design Plan was approved during the second quarter of 2018. The Waste Deposition Area design and the Interim Risk Management Plan (which includes institutional controls) were approved by KDHE during the fourth quarter of 2018. An amended consent order for remediation was signed in May 2019 and a remediation contract was executed in June 2019. U. S. Steel has an accrued liability of approximately $10 million as of June 30, 2019, for our estimated share of the cost of remediation.

South Works

On August 29, 2017, U. S. Steel was notified by the U.S. Coast Guard of a sheen on the water in the North Vessel Slip at our former South Works in Chicago, Illinois.  U. S. Steel has been working with the IEPA under their voluntary Site Remediation Program since 1993 to evaluate the condition of the property including the North Vessel Slip. The result of this cooperative effort has been the issuance of a series of “No Further Remediation” (NFR) notices to U. S. Steel including one specific to the North Vessel Slip. U. S. Steel has notified the IEPA of the potential changed condition and is working closely with the IEPA and the U. S. Coast Guard to determine the source of the sheen and options to address the issue. U. S. Steel has an accrued liability of $22,000 as of June 30, 2019.

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

As a result, pursuant to the CAA, the Michigan Department of Environment, Great Lakes and Energy (EGLE) was required to submit a SIP to the U.S. EPA that demonstrates that the entire nonattainment area (and not just the monitor) would be in attainment by October 2018 by using conservative air dispersion modeling. To develop the SIP, U. S. Steel met with EGLE on multiple occasions and had offered reduction plans to EGLE but the parties could not agree to a plan. EGLE, instead promulgated Rule 430 which was solely directed at U. S. Steel. The Company challenged Rule 430 before the Michigan Court of Claims who by Order dated October 4, 2017, granted the Company’s motion for summary disposition voiding Rule 430 finding that it violated rule-making provisions of the Michigan Administrative Procedures Act and Michigan Constitution. Since Rule 430 has been invalidated and EGLE's SIP has not been approved, U.S. EPA has indicated that it would promulgate a Federal Implementation Plan (FIP) pursuant to its obligations and authority under the CAA. Because development of the FIP is in the early stages, the impacts of the nonattainment designation to the Company are not estimable at this time.

On January 17, 2019, U. S. Steel and EGLE met to discuss resolution of violations that were alleged to have occurred intermittently in 2017 and 2018 regarding opacity from: the D4 Blast Furnace slag pit, D4 Blast Furnace backdraft stack, B2 Blast Furnace casthouse roof monitor, B2 Blast Furnace backdraft stack, and Basic Oxygen Furnace Shop Roof Monitor; and exceedances of applicable limits at the pickle line. Subsequent to the meeting in late February, EGLE advised U. S. Steel that it was assessing a civil penalty of $378,883 for these alleged violations. U. S. Steel and EGLE continue to negotiate resolution.

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

On March 29, 2019, ACHD issued Enforcement Order #190305, in which ACHD assessed a civil penalty of $707,568 for alleged battery fugitive emissions violations that were to have occurred during the third and fourth quarters of 2018. On April 25, 2019, U. S. Steel appealed Administrative Order #190305 and placed the civil penalty into escrow.

On May 10, 2019, ACHD issued Enforcement Order #190501, in which ACHD assessed a civil penalty of $337,670 for alleged battery fugitive emissions violations that were to have occurred during the first quarter of 2019. On June 4, 2019, U. S. Steel appealed Administrative Order #190501 and placed the civil penalty into escrow.

All four appeals were consolidated. On June 27, 2019, U. S. Steel and ACHD entered into a Settlement Agreement that is now in effect resolving the four appeals discussed above. A comment period expired on July 31, 2019 after a public hearing that was held on July 30, 2019.

On December 24, 2018, U. S. Steel's Clairton Plant experienced a fire, affecting portions of the facility involved in desulfurization of the coke oven gas generated during the coking process. With the desulfurization process out of operation as a result of the fire, U. S. Steel was not able to certify compliance with Clairton Plant’s Title V permit levels for sulfur emissions. U. S. Steel promptly notified ACHD, which has regulatory jurisdiction for the Title V permit, and updated the ACHD regularly on our efforts to mitigate any potential environmental impacts until the desulfurization process was returned to normal operations. Of the approximately 2,400 hours between the date of the fire and April 4, 2019, when the Company resumed desulfurization, there were ten intermittent hours where average SO2 emissions exceeded the hourly NAAQS for SO2 at the Allegheny County regional air quality monitors located in Liberty and North Braddock boroughs which are near U. S. Steel's Mon Valley Works facilities. ACHD has asserted that these emission levels were the result of our inability to complete the desulfurization process following the fire and informed U. S. Steel that it will pursue enforcement action against the Company following restoration of the desulfurization process to normal operations. On February 13, 2019, PennEnvironment and Clean Air Council, both environmental, non-governmental organizations, sent U. S. Steel a 60-day notice of intent to sue letter pursuant to the CAA. The letter alleges Title V permit violations at the Clairton, Irvin, and Edgar Thomson facilities as a result of the December 24, 2018 Clairton Plant fire. The 60-day notice letter also alleged that the violations caused adverse public health and welfare impacts to the communities surrounding the Clairton, Irvin, and Edgar Thomson facilities. PennEnvironment and Clean Air Council subsequently filed a Complaint in Federal Court in the Western District of Pennsylvania on

April 29, 2019 to which U. S. Steel has responded. On May 3, 2019, ACHD filed a motion to intervene in the lawsuit which was granted by the Court. On June 25, 2019, ACHD filed its Complaint in Intervention, seeking injunctive relief and civil penalties regarding the alleged Permit violations following the December 24, 2018 fire.

On May 2, 2019 the Environmental Integrity Project, the Breathe Project and Clean Air Council, environmental, non-governmental organizations, issued a separate 60-day notice of intent to sue letter contending that the Company violated the CERCLA notification requirements with respect to the Clairton fire.

In addition, as a result of the fire and our temporary inability to desulfurize coke oven gas, on February 28, 2019, the ACHD issued an Enforcement Order that would have required U. S. Steel to take immediate measures to significantly reduce the production of coke oven gas that would have put the safety of employees, contractors and the public at risk. On March 1, 2019, U. S. Steel filed a notice of appeal of the Order, submitted a petition for stay of the Order, and requested an emergency status conference. On March 1, 2019, after hearing U. S. Steel's testimony, the ACHD Hearing Officer ordered a temporary stay of the Order. After meeting with U. S. Steel, on March 12, 2019, the ACHD issued a revised order that superseded the February 28, 2019 Order. On April 4, 2019, U. S. Steel completed repairs to the desulphurization equipment which enabled us to resume desulfurizing all of the coke oven gas generated. No penalty was assessed in the February 28 or March 12 orders. U. S. Steel fully complied with the revised order.

On April 24, 2019, U. S. Steel was served with a class action complaint that was filed in the Allegheny Court of Common Pleas related to the December 24, 2018 fire at Clairton. The complaint asserts common law nuisance and negligence claims and seeks compensatory and punitive damages that allegedly were the result of U. S. Steel's conduct that resulted in the fire and U. S. Steel's operations subsequent to the fire. U. S. Steel is vigorously defending the matter.
ASBESTOS LITIGATION
As of June 30, 2019, U. S. Steel was a defendant in approximately 777 active cases involving approximately 2,360 plaintiffs. The vast majority of these cases involve multiple defendants. About 1,540, or approximately 65 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. At December 31, 2018, U. S. Steel was a defendant in approximately 755 active cases involving approximately 2,320 plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.
The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved(a)	New Claims	Closing Number of Claims
December 31, 2016	3,315	225	250	3,340
December 31, 2017	3,340	275	250	3,315
December 31, 2018	3,315	1,285	290	2,320
June 30, 2019	2,320	100	140	2,360
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

Item 5.	ISSUER PURCHASES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and the Affiliated Purchasers

Share repurchase activity under the Company's stock repurchase program during the three months ended June 30, 2019 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1 - 30, 2019	557,673	$17.637	557,673	$173,113,900
May 1 - 31, 2019	770,162	$14.719	770,162	$161,778,200
June 1 - 30, 2019	520,481	$13.107	520,481	$154,956,300
Quarter ended June 30, 2019	1,848,316	$15.145	1,848,316	$154,956,300
(a) On November 1, 2018, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to $300 million of our outstanding common stock over a two-year period at the discretion of management, of which approximately $145 million had been utilized as of June 30, 2019. The Company’s stock repurchase program does not obligate it to acquire any specific number of shares. Under this program, the shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending upon market conditions.

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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure required under Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

101 INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Extension Label Linkbase Document

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By	/s/ Kimberly D. Fast

Kimberly D. Fast
Acting Controller
August 2, 2019
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.