Form 10-Q
period 2019-09-30
UNITED STATES STEEL CORP
filed 2019-11-01
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Common stock outstanding at October 28, 2019 – 170,037,954 shares

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

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2019	2018	2019	2018
Net sales:
Net sales	$2,702	$3,351	$9,001	$9,415
Net sales to related parties (Note 21)	367	378	1,112	1,072
Total (Note 5)	3,069	3,729	10,113	10,487
Operating expenses (income):
Cost of sales (excludes items shown below)	2,902	3,172	9,301	9,101
Selling, general and administrative expenses	63	81	223	251
Depreciation, depletion and amortization	161	126	454	384
Earnings from investees	(31)	(17)	(68)	(39)
Gain on equity investee transactions (Note 26)	—	—	—	(18)
Restructuring charges (Note 22)	54	—	54	—
Net (gain) loss on disposal of assets	(1)	(5)	3	(3)
Other expense (income), net	1	(1)	—	—
Total	3,149	3,356	9,967	9,676
(Loss) earnings before interest and income taxes	(80)	373	146	811
Interest expense	32	41	97	134
Interest income	(3)	(6)	(13)	(16)
Loss on debt extinguishment (Note 11)	—	3	—	77
Other financial (benefits) costs	(4)	2	(2)	4
Net periodic benefit cost (other than service cost)	23	19	69	53
Net interest and other financial costs (Note 11)	48	59	151	252
(Loss) earnings before income taxes	(128)	314	(5)	559
Income tax (benefit) provision (Note 13)	(44)	23	(43)	36
Net (loss) earnings	(84)	291	38	523
Less: Net earnings attributable to noncontrolling interests	—	—	—	—
Net (loss) earnings attributable to United States Steel Corporation	$(84)	$291	$38	$523
(Loss) earnings per common share (Note 14):
Earnings per share attributable to United States Steel Corporation stockholders:
-Basic	$(0.49)	$1.64	$0.22	$2.96
-Diluted	$(0.49)	$1.62	$0.22	$2.92

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Net (loss) earnings	$(84)	$291	$38	$523
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	(40)	(10)	(45)	(58)
Changes in pension and other employee benefit accounts	30	50	94	143
Changes in derivative financial instruments	(2)	7	2	(11)
Total other comprehensive income, net of tax	(12)	47	51	74
Comprehensive (loss) income including noncontrolling interest	(96)	338	89	597
Comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive (loss) income attributable to United States Steel Corporation	$(96)	$338	$89	$597

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents (Note 6)	$476	$1,000
Receivables, less allowance of $27 and $29	1,183	1,435
Receivables from related parties (Note 21)	217	224
Inventories (Note 7)	2,071	2,092
Other current assets	95	79
Total current assets	4,042	4,830
Operating lease assets (Note 8)	239	—
Property, plant and equipment	16,725	16,008
Less accumulated depreciation and depletion	11,415	11,143
Total property, plant and equipment, net	5,310	4,865
Investments and long-term receivables, less allowance of $5 in both periods	576	513
Intangibles – net (Note 9)	152	158
Deferred income tax benefits (Note 13)	460	445
Other noncurrent assets	138	171
Total assets	$10,917	$10,982
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$2,138	$2,454
Accounts payable to related parties (Note 21)	111	81
Payroll and benefits payable	345	440
Accrued taxes	107	118
Accrued interest	26	39
Current operating lease liabilities (Note 8)	56	—
Current portion of long-term debt (Note 16)	67	65
Total current liabilities	2,850	3,197
Noncurrent operating lease liabilities (Note 8)	189	—
Long-term debt, less unamortized discount and debt issuance costs (Note 16)	2,500	2,316
Employee benefits	905	980
Deferred income tax liabilities (Note 13)	8	14
Deferred credits and other noncurrent liabilities	265	272
Total liabilities	6,717	6,779
Contingencies and commitments (Note 23)
Stockholders’ Equity (Note 19):
Common stock (178,542,856 and 177,386,430 shares issued) (Note 14)	179	177
Treasury stock, at cost (8,505,376 shares and 2,857,578 shares)	(173)	(78)
Additional paid-in capital	3,947	3,917
Retained earnings	1,221	1,212
Accumulated other comprehensive loss (Note 20)	(975)	(1,026)
Total United States Steel Corporation stockholders’ equity	4,199	4,202
Noncontrolling interests	1	1
Total liabilities and stockholders’ equity	$10,917	$10,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2019	2018
Increase (decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net earnings	$38	$523
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	454	384
Gain on equity investee transactions (Note 26)	—	(18)
Restructuring charges (Note 22)	54	—
Loss on debt extinguishment (Note 11)	—	77
Provision for doubtful accounts	—	4
Pensions and other postretirement benefits	76	57
Deferred income taxes (Note 13)	(38)	1
Net loss (gain) on disposal of assets	3	(3)
Equity investee earnings, net of distributions received	(64)	(35)
Changes in:
Current receivables	209	(357)
Inventories	(4)	(228)
Current accounts payable and accrued expenses	(325)	285
Income taxes receivable/payable	27	53
Bank checks outstanding	—	1
All other, net	(34)	(22)
Net cash provided by operating activities	396	722
Investing activities:
Capital expenditures	(978)	(646)
Disposal of assets	4	10
Investments, net	—	(1)
Net cash used in investing activities	(974)	(637)
Financing activities:
Revolving and other credit facilities - borrowings, net (Note 16)	165	—
Issuance of long-term debt, net of financing costs (Note 16)	—	640
Repayment of long-term debt (Note 16)	(4)	(922)
Common stock repurchased (Note 25)	(88)	—
Dividends paid	(26)	(27)
Receipt from exercise of stock options	—	34
Taxes paid for equity compensation plans (Note 12)	(7)	(9)
Net cash provided by (used in) financing activities	40	(284)
Effect of exchange rate changes on cash	(6)	(13)
Net decrease in cash, cash equivalents and restricted cash	(544)	(212)
Cash, cash equivalents and restricted cash at beginning of year (Note 6)	1,040	1,597
Cash, cash equivalents and restricted cash at end of period (Note 6)	$496	$1,385

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
The results of segment operations for the three months ended September 30, 2019 and 2018 are:

(In millions) Three Months Ended September 30, 2019	Customer Sales	Intersegment Sales	Net Sales	Earnings from investees	Earnings (loss) before interest and income taxes
Flat-Rolled	$2,277	$86	$2,363	$30	$46
USSE	518	3	521	—	(46)
Tubular	262	1	263	1	(25)
Total reportable segments	3,057	90	3,147	31	(25)
Other Businesses	12	28	40	—	8
Reconciling Items and Eliminations	—	(118)	(118)	—	(63)
Total	$3,069	$—	$3,069	$31	$(80)

Three Months Ended September 30, 2018
Flat-Rolled	$2,632	$32	$2,664	$15	$305
USSE	767	4	771	—	72
Tubular	313	2	315	2	7
Total reportable segments	3,712	38	3,750	17	384
Other Businesses	17	31	48	—	16
Reconciling Items and Eliminations	—	(69)	(69)	—	(27)
Total	$3,729	$—	$3,729	$17	$373

The results of segment operations for the nine months ended September 30, 2019 and 2018 are:

(In millions) Nine Months Ended September 30, 2019	Customer Sales	Intersegment Sales	Net Sales	Earnings from investees	Earnings (loss) before interest and income taxes
Flat-Rolled	$7,221	$250	$7,471	$63	$275
USSE	1,933	9	1,942	—	(27)
Tubular	921	4	925	5	(21)
Total reportable segments	10,075	263	10,338	68	227
Other Businesses	38	88	126	—	26
Reconciling Items and Eliminations	—	(351)	(351)	—	(107)
Total	$10,113	$—	$10,113	$68	$146

Nine Months Ended September 30, 2018
Flat-Rolled	$7,114	$148	$7,262	$34	$562
USSE	2,438	20	2,458	—	297
Tubular	888	4	892	5	(55)
Total reportable segments	10,440	172	10,612	39	804
Other Businesses	47	94	141	—	44
Reconciling Items and Eliminations	—	(266)	(266)	—	(37)
Total	$10,487	$—	$10,487	$39	$811

The following is a schedule of reconciling items to consolidated earnings before interest and income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Items not allocated to segments:
December 24, 2018 Clairton coke making facility fire	$(9)	$—	$(53)	$—
Restructuring charges	(54)	—	(54)	—
Gain on equity investee transactions (Note 26)	—	—	—	18
Granite City Works restart costs	—	(27)	—	(63)
Granite City Works adjustment to temporary idling charges	—	—	—	8
Total reconciling items	$(63)	$(27)	$(107)	$(37)

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

U. S. Steel has three reportable segments: Flat-Rolled, USSE and Tubular. Flat-Rolled primarily generates revenue from sheet and coated product sales to North American customers. Flat-Rolled also sells slabs, iron ore pellets and coke making by-products. USSE sells slabs, sheet, strip mill plate, coated products and spiral welded pipe to customers primarily in the Eastern European market. Tubular sells seamless and electric resistance welded (ERW) steel casing and tubing (commonly known as oil country tubular goods or OCTG), standard and line pipe and mechanical tubing and primarily serves customers in the oil, gas and petrochemical markets. Revenue from our railroad and real estate businesses is reported in the Other Businesses category in our segment reporting structure. The following tables disaggregate our revenue by product for each of our reportable business segments for the three months and nine months ended September 30, 2019 and 2018, respectively:

Net Sales by Product (In millions):

Three Months Ended September 30, 2019	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$69	$2	$—	$—	$71
Hot-rolled sheets	537	199	—	—	736
Cold-rolled sheets	627	59	—	—	686
Coated sheets	765	231	—	—	996
Tubular products	—	11	257	—	268
All Other (a)	279	16	5	12	312
Total	$2,277	$518	$262	$12	$3,069
(a) Consists primarily of sales of raw materials and coke making by-products.

Three Months Ended September 30, 2018	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$40	$83	$—	$—	$123
Hot-rolled sheets	764	267	—	—	1,031
Cold-rolled sheets	718	91	—	—	809
Coated sheets	829	282	—	—	1,111
Tubular products	—	12	304	—	316
All Other (a)	281	32	9	17	339
Total	$2,632	$767	$313	$17	$3,729
(a) Consists primarily of sales of raw materials and coke making by-products.

Nine Months Ended September 30, 2019	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$278	$11	$—	$—	$289
Hot-rolled sheets	1,982	818	—	—	2,800
Cold-rolled sheets	1,931	229	—	—	2,160
Coated sheets	2,309	779	—	—	3,088
Tubular products	—	31	903	—	934
All Other (a)	721	65	18	38	842
Total	$7,221	$1,933	$921	$38	$10,113
(a) Consists primarily of sales of raw materials and coke making by-products.

Nine Months Ended September 30, 2018	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$50	$172	$—	$—	$222
Hot-rolled sheets	1,976	959	—	—	2,935
Cold-rolled sheets	2,092	293	—	—	2,385
Coated sheets	2,332	889	—	—	3,221
Tubular products	—	37	862	—	899
All Other (a)	664	88	26	47	825
Total	$7,114	$2,438	$888	$47	$10,487
(a) Consists primarily of sales of raw materials and coke making by-products.
6.     Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within U. S. Steel's Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statement of Cash Flows:

(In millions)	September 30, 2019	September 30, 2018
Cash and cash equivalents	$476	$1,344
Restricted cash in other current assets	—	4
Restricted cash in other noncurrent assets	20	37
Total cash, cash equivalents and restricted cash	$496	$1,385

Amounts included in restricted cash represent cash balances which are legally or contractually restricted, primarily for environmental capital expenditure projects and insurance purposes.
7.    Inventories
Inventories are carried at the lower of cost or market for last-in, first-out (LIFO) inventories and lower of cost and net realizable value for first-in, first-out (FIFO) method inventories. The LIFO method is the predominant method of inventory costing in the United States. The FIFO method is the predominant inventory costing method in Europe. At September 30, 2019 and December 31, 2018, the LIFO method accounted for 71 percent and 74 percent of total inventory values, respectively.

(In millions)	September 30, 2019	December 31, 2018
Raw materials	$661	$605
Semi-finished products	911	1,021
Finished products	441	404
Supplies and sundry items	58	62
Total	$2,071	$2,092

Current acquisition costs were estimated to exceed the above inventory values by $999 million and $1,038 million at September 30, 2019 and December 31, 2018, respectively. As a result of the liquidation of LIFO inventories, cost of sales decreased and earnings before interest and income taxes increased by $12 million and $5 million for the three and nine months ended September 30, 2019, respectively. As a result of the liquidation of LIFO inventories, cost of sales decreased and earnings before interest and income taxes increased by $4 million for both the three and nine months ended September 30, 2018.
Inventory includes $40 million and $39 million of land held for residential/commercial development as of September 30, 2019 and December 31, 2018, respectively.
8.    Leases
Effective January 1, 2019, U. S. Steel adopted ASU 2016-02 using the optional modified retrospective transition method outlined in ASU 2018-11 which permitted application of ASU 2016-02 on January 1, 2019 using a cumulative effect adjustment to the opening balance of retained earnings. As of September 30, 2019, an operating lease asset of $239 million and current and noncurrent liabilities for operating leases of $56 million and $189 million, respectively, were recorded (see below tabular disclosure for further details). There was an insignificant cumulative effect of adoption for operating lease liabilities that exceeded their related asset values for leases where payment started after lease commencement.
Operating lease assets consist primarily of office space, heavy mobile equipment used in our mining operations and facilities and equipment under operating service agreements for electricity generation and scrap processing. We also have operating lease assets for light mobile equipment and information technology assets. Significant finance leases include the Fairfield slab caster lease and heavy mobile equipment used in our mining operations (see Note 16 for further details). Variable lease payments are primarily related to operating service agreements where payment is solely dependent on consumption of certain services, such as raw material and by-product processing. Most long-term leases include renewal options and, in certain leases, purchase options. Generally, we are not reasonably certain that these options will be exercised. We have residual value guarantees under certain light mobile equipment leases. There is no impact to our leased assets for residual value guarantees as the potential loss is not probable (see “Other Contingencies” in Note 23 for further details). We do not have material restrictive covenants associated with our leases or material amounts of sublease income. From time to time, U. S. Steel may enter into arrangements for the construction or purchase of an asset and then enter into a financing arrangement to lease the asset. U. S. Steel recognizes leased assets and liabilities under these arrangements when it obtains control of the asset.
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

The following table summarizes the lease amounts included in our Condensed Consolidated Balance Sheet as of September 30, 2019.

(In millions)	Balance Sheet Location	September 30, 2019
Assets
Operating	Operating lease assets (a)	$239
Finance	Property, plant and equipment (b)	49
Total Lease Assets		$288

Liabilities
Current
Operating	Current operating lease liabilities	$56
Finance	Current portion of long-term debt	8
Non-Current
Operating	Noncurrent operating lease liabilities	189
Finance	Long-term debt less unamortized discount and issue costs	47
Total Lease Liabilities		$300
(a) Operating lease assets are recorded net of accumulated amortization of $37 million.
(b) Finance lease assets are recorded net of accumulated depreciation of $24 million.

The following table summarizes lease costs included in our Condensed Consolidated Statement of Operations for the three and nine month periods ended September 30, 2019.

(In millions)	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating Lease Cost (a)	Cost of sales	$21	$61
Operating Lease Cost	Selling, general and administrative expenses	2	8
Finance Lease Cost
Amortization	Depreciation, depletion and amortization	2	4
Interest	Interest expense	1	2
Total Lease Cost		$26	$75
(a) Operating lease cost recorded in cost of sales includes $4 million and $13 million of variable lease cost for the three and nine months ended September 30, 2019, respectively. An immaterial amount of variable lease cost is included in selling, general and administrative expenses and immaterial amounts of short-term lease cost are included in cost of sales and selling, general and administrative expenses.

Lease liability maturities as of September 30, 2019 are shown below.

(In millions)	Operating	Finance	Total
2019	$22	$4	$26
2020	66	11	77
2021	55	11	66
2022	44	17	61
2023	35	6	41
After 2023	82	17	99
Total Lease Payments	$304	$66	$370
Less: Interest	59	11	70
Present value of lease liabilities	$245	$55	$300

Future minimum commitments for capital and operating leases having non-cancelable lease terms in excess of one year as of the year ended December 31, 2018 were as follows.

(In millions)	Capital Leases	Operating Leases
2019	$5	$66
2020	5	55
2021	5	45
2022	11	37
2023	—	28
After 2023	—	72
Total minimum lease payments	$26	$303
Less imputed interest costs	4
Present value of net minimum lease payments included in long-term debt	$22

Lease terms and discount rates are shown below.

September 30, 2019
Weighted average lease term
Finance	6 years
Operating	6 years

Weighted average discount rate
Finance	6.22%
Operating	7.74%

Supplemental cash flow information related to leases follows.

(In millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18	$54
Operating cash flows from finance leases	1	2
Financing cash flows from finance leases	3	4
Right-of-use assets exchanged for lease liabilities:
Operating leases	14	38
Finance leases	2	37

9.     Intangible Assets
Intangible assets that are being amortized on a straight-line basis over their estimated useful lives are detailed below:

		As of September 30, 2019			As of December 31, 2018
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22 Years	$132	$75	$57	$132	$70	$62
Patents	10-15 Years	22	8	14	22	7	15
Other	4-20 Years	14	8	6	14	8	6
Total amortizable intangible assets		$168	$91	$77	$168	$85	$83

Identifiable intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying values may not be recoverable.
Amortization expense was $2 million in both the three months ended September 30, 2019 and 2018. Amortization expense was $6 million in both the nine months ended September 30, 2019 and 2018. The estimated amortization expense for the remainder of 2019 is $2 million. We expect a consistent level of annual amortization expense through 2023.
The carrying amount of acquired water rights with indefinite lives as of September 30, 2019 and December 31, 2018 totaled $75 million. The acquired water rights are tested for impairment annually in the third quarter, or whenever events or circumstances indicate the carrying value may not be recoverable. U. S. Steel performed a quantitative impairment evaluation of its acquired water rights during the third quarter of 2019. Based on the results of the evaluation, the water rights were not impaired.

10.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost for the three months ended September 30, 2019 and 2018:

	Pension Benefits		Other Benefits
(In millions)	2019	2018	2019	2018
Service cost	$11	$12	$4	$4
Interest cost	59	58	22	23
Expected return on plan assets	(81)	(90)	(19)	(20)
Amortization of prior service cost	—	—	8	7
Amortization of actuarial net loss	33	38	—	1
Net periodic benefit cost, excluding below	22	18	15	15
Multiemployer plans	20	16	—	—
Settlement, termination and curtailment losses (a)	3	10	—	—
Net periodic benefit cost	$45	$44	$15	$15
(a) During the three months ended September 30, 2019 and 2018, the non-qualified pension plan incurred settlement charges of approximately $3 million and $10 million, respectively, due to lump sum payments for certain individuals.
The following table reflects the components of net periodic benefit cost for the nine months ended September 30, 2019 and 2018:

	Pension Benefits		Other Benefits
(In millions)	2019	2018	2019	2018
Service cost	$33	$37	$10	$12
Interest cost	178	174	68	69
Expected return on plan assets	(243)	(270)	(59)	(61)
Amortization of prior service cost	1	—	22	22
Amortization of actuarial net loss	99	114	2	3
Net periodic benefit cost, excluding below	68	55	43	45
Multiemployer plans	57	45	—	—
Settlement, termination and curtailment losses (a)	3	10	—	—
Net periodic benefit cost	$128	$110	$43	$45
(a) During the first nine months of 2019 and 2018, the non-qualified pension plan incurred settlement charges of approximately $3 million and $10 million, respectively, due to lump sum payments for certain individuals.

Employer Contributions
During the first nine months of 2019, U. S. Steel made cash payments of $58 million to the Steelworkers’ Pension Trust and $8 million of pension payments not funded by trusts.
During the first nine months of 2019, cash payments of $33 million were made for other postretirement benefit payments not funded by trusts.
Company contributions to defined contribution plans totaled $12 million and $13 million for the three months ended September 30, 2019 and 2018, respectively. Company contributions to defined contribution plans totaled $34 million and $35 million for the nine months ended September 30, 2019 and 2018, respectively.

11.    Net Interest and Other Financial Costs
Net interest and other financial costs includes interest expense (net of capitalized interest), interest income, financing costs, net periodic benefit costs (other than service costs) related to pension and other post-employment benefits (OPEB) plans, and foreign currency derivative and remeasurement gains and losses. During the three months ended September 30, 2019 and 2018, net foreign currency gains of $8 million and $3 million, respectively were recorded in other financial costs. During the nine months ended September 30, 2019 and 2018, net foreign currency gains of $15 million and $11 million, respectively, were recorded in other financial costs. Additionally, during the nine months ended September 30, 2018, there was a loss on debt extinguishment recognized of $77 million. There were no debt extinguishment transactions during the nine months ended September 30, 2019.
See Note 15 for additional information on U. S. Steel’s use of derivatives to mitigate its foreign currency exchange rate exposure.

12.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee) under the 2005 Stock Incentive Plan (the 2005 Plan) and the 2016 Omnibus Incentive Compensation Plan (the Omnibus Plan). On April 26, 2016, the Company's stockholders approved the Omnibus Plan and authorized the Company to issue up to 7,200,000 shares of U. S. Steel common stock under the Omnibus Plan. The Company's stockholders authorized the issuance of an additional 6,300,000 shares under the Omnibus Plan on April 25, 2017. While the awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of September 30, 2019, there were 6,996,547 shares available for future grants under the Omnibus Plan.

Recent grants of stock-based compensation consist of restricted stock units, total shareholder return (TSR) performance awards and return on capital employed (ROCE) performance awards. Shares of common stock under the Omnibus Plan are issued from authorized, but unissued stock. The following table is a summary of the awards made under the Omnibus Plan during the first nine months of 2019 and 2018.

	2019		2018
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Restricted Stock Units	1,005,500	$23.76	742,495	$41.44
Performance Awards (c)
TSR	210,520	$29.22	79,190	$61.57
ROCE	527,470	$23.90	247,510	$43.50
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted-average for all grants during the period.
(c) The number of performance awards shown represents the target value of the award.

U. S. Steel recognized pretax stock-based compensation expense in the amount of $10 million and $9 million in the three-month periods ended September 30, 2019 and 2018, respectively, and $30 million and $26 million in the first nine months of 2019 and 2018, respectively.

As of September 30, 2019, total future compensation expense related to nonvested stock-based compensation arrangements was $27 million, and the weighted average period over which this expense is expected to be recognized is approximately 18 months.

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

ROCE performance awards may vest at the end of a three-year performance period contingent upon meeting the specified ROCE goal. ROCE performance awards can vest at between zero and 200 percent of the target award. The fair value of the ROCE performance awards is the average market price of the underlying common stock on the date of grant.

For further details about our stock-based compensation incentive plans and stock awards see Note 15 of the United States Steel Corporation Annual Report on Form 10-K for the fiscal year-ended December 31, 2018.
13.    Income Taxes
Tax provision
For the nine months ended September 30, 2019 and 2018, we recorded a tax benefit of $43 million on our pretax loss of $5 million and a tax provision of $36 million on our pretax earnings of $559 million, respectively. The tax provision in both periods reflects a benefit for percentage depletion in excess of cost depletion from iron ore that we produce and consume or sell. In 2018, the tax provision also reflects a tax benefit for the release of a portion of the valuation allowance due to pretax income.
The tax provision for the first quarter of 2019 was based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. For the quarters ended June 30, 2019 and September 30, 2019, the Company computed its tax benefit using a discrete period effective tax rate, which reflects the actual taxes attributable to year-to-date earnings and losses, because we determined that a reliable estimate of the expected annual effective tax rate could not be made. A small change in our estimated marginal pretax results for the year ended December 31, 2019 could create a large change in the expected annual effective tax rate. The sensitivity of the effective tax rate was increased by the benefit for percentage depletion in excess of cost depletion for iron ore.
Deferred taxes
Each quarter U. S. Steel analyzes the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion, or all, of the deferred tax asset may not be realized.

At September 30, 2019, U. S. Steel reviewed all available positive and negative evidence and determined that it is more likely than not that certain domestic deferred tax assets may not be realized.

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
Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in Accounting Standards Codification (ASC) Topic 740 on income taxes. As of September 30, 2019, and December 31, 2018, the total amount of gross unrecognized tax benefits was $33 million and $35 million, respectively. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2 million as of both September 30, 2019 and December 31, 2018.
U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Condensed Consolidated Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of September 30, 2019 and December 31, 2018, U. S. Steel had accrued liabilities of $1 million and $2 million for interest and penalties related to uncertain tax positions, respectively.
It is reasonably expected that during the next 12 months unrecognized tax benefits related to income tax positions will decrease by approximately $32 million.

14.    Earnings and Dividends Per Common Share
(Loss) Earnings Per Share Attributable to United States Steel Corporation Stockholders
Basic (loss) earnings per common share is based on the weighted average number of common shares outstanding during the period.
Diluted (loss) earnings per common share assumes the exercise of stock options and the vesting of restricted stock units and performance awards, provided in each case the effect is dilutive.
The computations for basic and diluted (loss) earnings per common share from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2019	2018	2019	2018
(Loss) earnings attributable to United States Steel Corporation stockholders	$(84)	$291	$38	$523
Weighted-average shares outstanding (in thousands):
Basic	170,801	177,250	171,882	176,815
Effect of stock options, restricted stock units and performance awards	—	1,876	629	1,919
Adjusted weighted-average shares outstanding, diluted	170,801	179,126	172,511	178,734
Basic (loss) earnings per common share	$(0.49)	$1.64	$0.22	$2.96
Diluted (loss) earnings per common share	$(0.49)	$1.62	$0.22	$2.92

The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Securities granted under the 2016 Omnibus Incentive Compensation Plan, as amended	4,327	1,671	3,255	1,689

Dividends Paid Per Share
The dividend for each of the first three quarters of 2019 and 2018 was five cents per common share.

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
In 2018, U. S. Steel entered into long-term freight contracts in its domestic operations that require payment in Canadian dollars (CAD). We entered into foreign exchange forward contracts with remaining maturities up to

15 months to exchange USD for CAD to mitigate a portion of the related risk of exchange rate fluctuations and to manage our currency requirements. We elected to designate these contracts as cash flow hedges.
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
The table below shows the outstanding swap quantities used to hedge forecasted purchases and sales as of September 30, 2019 and September 30, 2018:

Hedge Contracts	Classification	September 30, 2019		September 30, 2018
Natural gas (in mmbtus)	Commodity purchase swaps	56,873,000		12,345,000
Tin (in metric tons)	Commodity purchase swaps	530		470
Zinc (in metric tons)	Commodity purchase swaps	14,561		13,886
Hot-rolled coils (in tons)	Sales swaps	—		38,000
Foreign currency (in millions of euros)	Foreign exchange forwards		€316		€275
Foreign currency (in millions of CAD)	Foreign exchange forwards	C$	33	C$	58

The following summarizes the fair value amounts included in our Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018:

(In millions) Designated as Hedging Instruments	Balance Sheet Location	September 30, 2019	December 31, 2018
Sales swaps	Accounts payable	$—	$1
Commodity purchase swaps	Accounts receivable	3	2
Commodity purchase swaps	Accounts payable	14	17
Commodity purchase swaps	Investments and long-term receivables	1	—
Commodity purchase swaps	Other long-term liabilities	8	1
Foreign exchange forwards	Accounts receivable	3	—
Foreign exchange forwards	Accounts payable	1	1
Foreign exchange forwards	Other long-term liabilities	—	1

Not Designated as Hedging Instruments
Foreign exchange forwards	Accounts receivable	9	12

The table below summarizes the effect of hedge accounting on AOCI and amounts reclassified from AOCI into earnings for the three and nine months ended September 30, 2019 and 2018:

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Location of Reclassification from AOCI (a)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Sales swaps (b)	$—	$6	Net sales	$—	$(6)
Commodity purchase swaps	(6)	—	Cost of sales (c)	(4)	(4)
Foreign exchange forwards	3	—	Cost of sales	—	—
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items since ineffectiveness is less than $1 million.
(b) U. S. Steel has elected hedge accounting prospectively for iron ore pellet sales swaps on January 1, 2019.
(c) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Location of Reclassification from AOCI (a)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Sales swaps (b)	$1	$(6)	Net sales	$(1)	$(9)
Commodity purchase swaps	(2)	(7)	Cost of sales (c)	(14)	(3)
Foreign exchange forwards	4	—	Cost of sales	—	—
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items since ineffectiveness is less than $1 million.
(b) U. S. Steel has elected hedge accounting prospectively for iron ore pellet sales swaps on January 1, 2019.
(c) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.
For euro foreign exchange forward derivatives where hedge accounting was not elected, there were gains of $11 million and $5 million in the three-month periods ended September 30, 2019 and 2018, respectively, and gains of $18 million in both the first nine months of 2019 and 2018, respectively, recognized in other financial costs. There were no other material impacts for derivatives where hedge accounting was not elected.

At current contract values, $9 million currently in AOCI as of September 30, 2019 will be recognized as an increase in cost of sales over the next year as related hedged items are recognized in earnings. The maximum derivative contract duration for commodity purchase swaps is 27 months. There are no outstanding contracts for sales swaps.

16.    Debt

(In millions)	Interest Rates %	Maturity	September 30, 2019	December 31, 2018
2037 Senior Notes	6.650	2037	$350	$350
2026 Senior Notes	6.250	2026	650	650
2025 Senior Notes	6.875	2025	750	750
Environmental Revenue Bonds	5.750 - 6.875	2019 - 2042	400	400
Fairfield Caster Lease		2022	20	22
Other finance leases and all other obligations		2019 - 2029	40	6
Fourth Amended and Restated Credit Agreement	Variable	2023	—	—
USSK Credit Agreement	Variable	2023	381	229
USSK credit facilities	Variable	2021	—	—
Total Debt			2,591	2,407
Less unamortized discount and debt issuance costs			24	26
Less short-term debt and long-term debt due within one year			67	65
Long-term debt			$2,500	$2,316

To the extent not otherwise discussed below, information concerning the senior notes and other listed obligations can be found in Note 17 of the audited financial statements in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Amended and Restated Credit Agreement
As of September 30, 2019, there were no amounts drawn under the $1.5 billion Fourth Amended and Restated Credit Agreement (Credit Facility Agreement). U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of 10 percent of the total aggregate commitments and $150 million. Based on the most recent four quarters as of September 30, 2019, we would not have met this covenant. As a result, the amount available to the Company under this facility will be reduced by $150 million and the availability under the Credit Facility Agreement was $1.35 billion as of September 30, 2019.

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

On October 25, 2019, we entered into a new five-year senior secured asset-based revolving credit facility in an aggregate amount up to $2.0 billion (Fifth Credit Facility Agreement) to replace the existing Credit Facility Agreement. The Fifth Credit Facility Agreement has substantially the same terms as the existing Credit Facility Agreement, except the Fifth Credit Facility Agreement will mature five years from the date of effectiveness, includes a “first-in, last-out” tranche in an amount up to $150 million and includes certain other changes, including changes to the fixed charge coverage ratio allowing us to exclude (i) certain capital expenditures from the calculation of the ratio and (ii) any restricted payments made pursuant to any share repurchase program from the calculation of "consolidated fixed charges." On October 30, 2019, we drew $700 million on the Fifth Credit Facility Agreement to fund the closing of our acquisition of a 49.9% interest in Big River Steel.
U. S. Steel Košice (USSK) credit facilities
At September 30, 2019, USSK had borrowings of €350 million (approximately $381 million) under its €460 million (approximately $501 million) unsecured revolving credit facility. The USSK Credit Agreement contains certain USSK financial covenants, including a maximum net debt to EBITDA ratio and a minimum stockholders' equity to assets ratio. The covenants are measured semi-annually for the period covering the last twelve calendar months and calculated as set forth in the USSK Credit Agreement. If USSK does not comply with the USSK Credit Agreement financial covenants, it may not draw on the facility until the next measurement date, outstanding borrowings may be accelerated, or the margin on outstanding borrowings may be increased. At September 30, 2019, USSK had availability of €110 million (approximately $120 million) under the USSK Credit Agreement.
At September 30, 2019, USSK had no borrowings under its €20 million and €10 million unsecured credit facilities (collectively, approximately $33 million) and the availability was approximately $32 million due to approximately $1 million of customs and other guarantees outstanding.
Each of these facilities bear interest at the applicable inter-bank offer rate plus a margin and contain customary terms and conditions.

Environmental Revenue Bonds
On October 10, 2019, we launched offerings of two series of environmental revenue bonds in aggregate principal amount of approximately $368 million, that will mature between 2024 and 2049 (collectively, the “2019 Environmental Revenue Bonds”). Proceeds of the 2019 Environmental Revenue Bonds in the amount of approximately $93 million will be used to redeem a portion of our existing outstanding environmental revenue bonds for which we issued a conditional redemption notice. Proceeds of the 2019 Environmental Revenue Bonds in the amount of $275 million will be used to finance or refinance the acquisition, construction, equipping and installation of certain solid waste disposal facilities, including an electric arc furnace and other equipment and facilities at the Company’s Fairfield Works. The 2019 Environmental Revenue Bonds closed on October 25, 2019.

2026 Senior Convertible Notes
On October 21, 2019, U. S. Steel issued an aggregate principal amount of $300 million of 5.00% Senior Convertible Notes due November 1, 2026 (2026 Senior Convertible Notes), with a 30-day option to purchase up to an additional $50 million in aggregate principal amount of 2026 Senior Convertible Notes, on the same terms and conditions. On October 25, 2019, U. S. Steel issued an additional $50 million of 2026 Senior Convertible Notes after the full option was exercised. U. S. Steel received net proceeds of approximately $340 million from the sale of the 2026 Senior Convertible Notes after deducting underwriting fees and estimated offering expenses. The Company intends to use the net proceeds for general corporate purposes, including, without limitation, for previously announced strategic investments and capital expenditures. Interest on the 2026 Senior Convertible Notes is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2020.

Prior to August 1, 2026, holders of notes may convert all or a portion of their notes at their option only upon the satisfaction of specified conditions and during certain periods. On or after August 1, 2026, holders may convert all or a portion of their notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, we will satisfy the obligation with cash, common stock, or a combination thereof, at our election. U. S. Steel may not redeem the 2026 Senior Convertible Notes prior to November 5, 2023. On or after November 5, 2023 and prior to August 1, 2026, if the price per share of U. S. Steel's common stock has been at least 130% of the conversion price for specified periods, U. S. Steel may redeem all or a portion of the 2026 Senior Convertible Notes at a cash redemption price of 100% of the principal amount, plus accrued and unpaid interest.

If U. S. Steel undergoes a fundamental change, as defined in the 2026 Senior Convertible Notes, holders may require us to repurchase the 2026 Senior Convertible Notes in whole or in part for cash at a price equal to 100% of the principal amount of the 2026 Senior Convertible Notes to be purchased plus any accrued and unpaid interest (including additional interest, if any) up to, but excluding the repurchase date.

For accounting purposes, the proceeds received from the issuance of the notes will be allocated between debt and equity to reflect the fair value of the conversion option embedded in the notes and the fair value of similar debt without the conversion option. As a result, based on the aggregate principal amount of $350 million, we estimate that we will record approximately $106 million of the gross proceeds of the 2026 Senior Convertible Notes as an increase in additional paid-in capital with the offsetting amount recorded as a debt discount. The debt discount will be amortized over the term of the 2026 Senior Convertible Notes using an estimated interest rate of 10.5% (the estimated effective borrowing rate for nonconvertible debt at the time of issuance) which will accrete the carrying value of the notes to the principal amount at maturity.
Change in control event
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,131 million as of September 30, 2019 may be declared due and payable; (b) the Credit Facility Agreement and the USSK credit facilities may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either purchase the leased Fairfield Works slab caster for approximately $21 million or provide a letter of credit to secure the remaining obligation.
17.    Asset Retirement Obligations
U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine, landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs:

(In millions)	September 30, 2019	December 31, 2018
Balance at beginning of year	$60	$69
Obligations settled	(7)	(12)
Accretion expense	2	3
Balance at end of period	$55	$60

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
The following table summarizes U. S. Steel’s financial liabilities that were not carried at fair value at September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$2,229	$2,452	$2,182	$2,353
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

19.    Statement of Changes in Stockholders’ Equity

The following table reflects the first nine months of 2019 and 2018 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Nine Months Ended September 30, 2019 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$4,203	$1,212	$(1,026)	$177	$(78)	$3,917	$1
Comprehensive income (loss):
Net earnings	54	54
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	32		32
Currency translation adjustment	(17)		(17)
Derivative financial instruments	15		15
Employee stock plans	2			1	(6)	7
Common stock repurchased	(42)				(42)
Dividends paid on common stock	(9)	(9)
Cumulative effect upon adoption of lease accounting standard	(2)	(2)
Balance at March 31, 2019	4,236	1,255	(996)	178	(126)	3,924	1
Comprehensive income (loss):
Net earnings	68	68
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	32		32
Currency translation adjustment	12		12
Derivative financial instruments	(11)		(11)
Employee stock plans	12			1	(1)	12
Common stock repurchased	(28)				(28)
Dividends paid on common stock	(9)	(9)
Balance at June 30, 2019	4,312	1,314	(963)	179	(155)	3,936	1
Comprehensive income (loss):
Net loss	(84)	(84)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	30		30
Currency translation adjustment	(40)		(40)
Derivative financial instruments	(2)		(2)
Employee stock plans	11					11
Common stock repurchased	(18)				(18)
Dividends paid on common stock	(8)	(8)
Other	(1)	(1)
Balance at September 30, 2019	$4,200	$1,221	$(975)	$179	$(173)	$3,947	$1

Nine Months Ended September 30, 2018 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,321	$133	$(845)	$176	$(76)	$3,932	$1
Comprehensive income (loss):
Net earnings	18	18
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	46		46
Currency translation adjustment	40		40
Derivative financial instruments	(16)		(16)
Employee stock plans	39			1	75	(37)
Dividends paid on common stock	(9)	(9)
Balance at March 31, 2018	3,439	142	(775)	177	(1)	3,895	1
Comprehensive income (loss):
Net earnings	214	214
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	47		47
Currency translation adjustment	(87)		(87)
Derivative financial instruments	(3)		(3)
Employee stock plans	5					5
Dividends paid on common stock	(9)	(9)
Balance at June 30, 2018	3,606	347	(818)	177	(1)	3,900	1
Comprehensive income (loss):
Net earnings	291	291
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	50		50
Currency translation adjustment	(10)		(10)
Derivative financial instruments	7		7
Employee stock plans	7				(2)	9
Dividends paid on common stock	(9)	(9)
Balance at September 30, 2018	$3,942	$629	$(771)	$177	$(3)	$3,909	$1

20.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions)	Pension and Other Benefit Items	Foreign Currency Items	Unrealized Gain (Loss) on Derivatives	Total
Balance at December 31, 2018	$(1,416)	$403	$(13)	$(1,026)
Other comprehensive (loss) income before reclassifications	(3)	(45)	(12)	(60)
Amounts reclassified from AOCI (a)	97	—	14	111
Net current-period other comprehensive income (loss)	94	(45)	2	51
Balance at September 30, 2019	$(1,322)	$358	$(11)	$(975)

Balance at December 31, 2017	$(1,309)	$463	$1	$(845)
Other comprehensive (loss) income before reclassifications (b)	(6)	(58)	1	(63)
Amounts reclassified from AOCI (a)(b)	149	—	(12)	137
Net current-period other comprehensive income (loss)	143	(58)	(11)	74
Balance at September 30, 2018	$(1,166)	$405	$(10)	$(771)
(a)See table below for further details.
(b)The Company previously disclosed in Note 19 to the Consolidated Financial Statements in its Quarterly Report on Form 10-Q for the period ended September 30, 2018, an increase to AOCI of $292 million in the Other comprehensive income before reclassifications line item and a decrease to AOCI of $149 million in the Amounts reclassified from AOCI line item for the nine months ended September 30, 2018 amounts for Pension and Other Benefit Items. These amounts should have been disclosed as a decrease to AOCI of $6 million and an increase to AOCI of $149 million, respectively, which have been corrected in the table above. The Company concluded that the errors were not material to the financial statements of any prior annual or interim period and therefore, amendments of previously filed reports are not required. The revision had no impact on the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows or the Consolidated Statements of Comprehensive Income (Loss). Quarterly periods not presented herein will be revised, as applicable, in future filings.

		Amount reclassified from AOCI (c)
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	Details about AOCI components	2019	2018	2019	2018
	Amortization of pension and other benefit items
	Prior service costs (a)	$8	$7	$23	$22
	Actuarial losses (a)	33	39	101	117
	Settlement, termination and curtailment losses (a)	3	10	3	10
	Total pensions and other benefits items	44	56	127	149
	Derivative reclassifications from AOCI	5	(11)	19	(12)
	Total before tax	49	45	146	137
	Tax benefit (b)	(12)	—	(35)	—
	Net of tax	$37	$45	$111	$137
(a)These AOCI components are included in the computation of net periodic benefit cost (see Note 10 for additional details).
(b)Amounts in 2018 do not reflect a tax provision as a result of a full valuation allowance on our domestic deferred tax assets.
(c)The corrections noted in footnote (b) to the table above are consistently reflected in this table.
21.    Transactions with Related Parties
Net sales to related parties and receivables from related parties primarily reflect sales of raw materials and steel products to equity investees. Generally, transactions are conducted under long-term contractual arrangements. Related party sales and service transactions were $367 million and $378 million for the three months ended September 30, 2019 and 2018, respectively and $1,112 million and $1,072 million for the nine months ended September 30, 2019 and 2018, respectively.

Purchases from related parties for outside processing services provided by equity investees amounted to $7 million and $8 million for the three months ended September 30, 2019 and 2018, respectively and $23 million for both the nine months ended September 30, 2019 and 2018. Purchases of iron ore pellets from related parties amounted to $27 million and $23 million for the three months ended September 30, 2019 and 2018, respectively, and $78 million and $66 million for the nine months ended September 30, 2019 and 2018, respectively.
Accounts payable to related parties include balances due to PRO-TEC Coating Company, LLC (PRO-TEC) of $109 million and $80 million at September 30, 2019 and December 31, 2018, respectively for invoicing and receivables collection services provided by U. S. Steel on PRO-TEC's behalf. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $2 million and $1 million at September 30, 2019 and December 31, 2018, respectively.

22. Restructuring Charges

During the nine months ended September 30, 2019, the Company recorded restructuring charges of $54 million, which consists of charges of $25 million at USSK for headcount reductions and plant exit costs, and $29 million for the intended indefinite idling of our East Chicago Tin operations and our finishing facility in Dearborn, Michigan. Cash payments were made related to severance and exit costs of $20 million.
Charges for restructuring initiatives are recorded in the period U. S. Steel commits to a restructuring plan, or executes specific actions contemplated by the plan and all criteria for liability recognition have been met. Charges for restructuring are reported in restructuring charges in the Condensed Consolidated Statements of Operations.
The activity in the accrued balances incurred in relation to restructuring programs during the nine months ended September 30, 2019 were as follows:

(In millions)	Employee Related Costs	Exit Costs	Non-cash Charges (a)	Total
Balance at December 31, 2018	$—	$17	$—	$17
Additional charges	28	9	17	54
Cash payments/utilization	(14)	(6)	(17)	(37)
Balance at September 30, 2019	$14	$20	$—	$34

(a) Non-cash charges primarily relate to accelerated depreciation associated with the intended indefinite idling of our ECT operations and Dearborn, Michigan finishing facility.

Accrued liabilities for restructuring programs are included in the following balance sheet lines:

(In millions)	September 30, 2019
Accounts payable	$14
Payroll and benefits payable	14
Deferred credits and other noncurrent liabilities	6
Total	$34

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
Asbestos matters – As of September 30, 2019, U. S. Steel was a defendant in approximately 796 active cases involving approximately 2,380 plaintiffs. The vast majority of these cases involve multiple defendants. About 1,540, or approximately 65 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. At December 31, 2018, U. S. Steel was a defendant in approximately 755 cases involving approximately 2,320 plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.
The following table shows the number of asbestos claims in the current period and the prior three years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved (a)	New Claims	Closing Number of Claims
December 31, 2016	3,315	225	250	3,340
December 31, 2017	3,340	275	250	3,315
December 31, 2018	3,315	1,285	290	2,320
September 30, 2019	2,320	150	210	2,380
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

(In millions)	Nine Months Ended September 30, 2019
Beginning of period	$187
Accruals for environmental remediation deemed probable and reasonably estimable	6
Obligations settled	(17)
End of period	$176

Accrued liabilities for remediation activities are included in the following Condensed Consolidated Balance Sheet lines:

(In millions)	September 30, 2019	December 31, 2018
Accounts payable	$41	$37
Deferred credits and other noncurrent liabilities	135	150
Total	$176	$187

Expenses related to remediation are recorded in cost of sales and were immaterial for both the three and nine-month periods ended September 30, 2019 and September 30, 2018. It is not currently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 15 to 30 percent.
Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

(1)
Projects with Ongoing Study and Scope Development - Projects which are still in the development phase. For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are six environmental remediation projects where additional costs for completion are not currently estimable, but could be material. These projects are at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI), the Fairless Plant, Gary Works and the former steelmaking plant at Joliet, Illinois. As of September 30, 2019, accrued liabilities for these projects totaled $2 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $30 million to $45 million.

(2)
Significant Projects with Defined Scope - Projects with significant accrued liabilities with a defined scope. As of September 30, 2019, there are four significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $130 million. These projects are Gary Resource Conservation and Recovery Act (RCRA) (accrued liability of $25 million), the former Geneva facility (accrued liability of $50 million), the Cherryvale zinc site (accrued liability of $10 million) and the former Duluth facility St. Louis River Estuary (accrued liability of $45 million).

(3)
Other Projects with a Defined Scope - Projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are two other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at September 30, 2019 was $4 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each have an accrued liability of less than $1 million each. The total accrued liability for these projects at September 30, 2019 was approximately $4 million. We do not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $22 million at September 30, 2019 and were based on known scopes of work.
Administrative and Legal Costs – As of September 30, 2019, U. S. Steel had an accrued liability of $9 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to comply with various regulations, laws and other requirements relating to the environment. In the first nine months of 2019 and 2018, such capital expenditures totaled $40 million and $55 million, respectively. U. S. Steel anticipates making additional such expenditures in the future, which may be material; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
EU Environmental Requirements - Under the Emissions Trading Scheme (ETS), USSK's final allocation of allowances for the Phase III period, which covers the years 2013 through 2020 is 48 million allowances. Based on projected total production levels, we started to purchase allowances in the third quarter of 2017 to meet the annual compliance submission in the future. As of September 30, 2019, we have purchased approximately 12 million European Union Allowances totaling €132 million (approximately $144 million). We estimate that the total shortfall will be approximately 12 million allowances for the Phase III period. Although the full cost of complying with the ETS regulations depends on future production levels and future emissions intensity levels, at this time we do not believe that the cost for the Phase III period will be significantly different from the costs we have already incurred.
The EU’s Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Our most recent broad estimate of future capital expenditures for projects to comply with or go beyond BAT requirements is €138 million (approximately $150 million) over the 2017 to 2020 program period. These costs may be mitigated if USSK complies with certain financial covenants, which are assessed annually. USSK complied with these covenants as of September 30, 2019. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g. bank guarantee) to secure the full value of estimated expenditures. There could be increased operating costs associated with these projects, such as increased energy and maintenance costs. We are currently unable to reliably estimate what the increase in operating costs will be as many projects are in the development stage.
Environmental indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were divested. These indemnifications and cost sharing agreements have included provisions related to the condition of the property, the approved use, certain representations and warranties, matters of title, and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for clean-up or remediation costs relating to the business sold or its then existing conditions or past practices related to non-compliance with environmental laws. Most of the recent indemnification and cost sharing agreements are of a limited nature, only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners or operators of property formerly owned or operated by U. S. Steel may have common law claims and cost recovery and contribution rights against U. S. Steel related to environmental matters. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties divested and deconsolidated. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $176 million of accrued liabilities for remediation discussed above), there are no other known probable and estimable environmental liabilities related to these transactions.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $4 million at September 30, 2019.
Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $21 million at September 30, 2019). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $161 million as of September 30, 2019, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by our Credit Facility Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $20 million and $40 million at September 30, 2019 and December 31, 2018, respectively.
Capital Commitments – At September 30, 2019, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $977 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2019	2020	2021	2022	2023	Later Years	Total
$219	$599	$397	$330	$322	$723	$2,590

The majority of U. S. Steel’s unconditional purchase obligations relate to the supply of industrial gases, and certain energy and utility services with terms ranging from two to 16 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of September 30, 2019, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $117 million.
Total payments relating to unconditional purchase obligations were $167 million and $147 million for the three months ended September 30, 2019 and 2018, respectively, and $493 million and $454 million for the nine months ended September 30, 2019 and 2018, respectively.
24.    Significant Equity Investments

Summarized unaudited income statement information for our significant equity investments for the nine months ended September 30, 2019 and 2018 is reported below (amounts represent 100% of investee financial information):

(In millions)	2019	2018
Net sales	$1,857	$1,662
Cost of sales	1,624	1,510
Operating income	190	114
Net earnings	172	101
Net earnings attributable to significant equity investments	172	101

U. S. Steel's portion of the equity in net earnings of the significant equity investments above was $66 million and $37 million for the nine months ended September 30, 2019 and 2018, respectively, which is included in the earnings from investees line on the Condensed Consolidated Statement of Operations.

25.    Common Stock Repurchase Program
In November 2018, U. S. Steel announced a two year common stock repurchase program that allows for the repurchase of up to $300 million of its outstanding common stock from time to time in the open market or privately negotiated transactions at the discretion of management. During the nine months ended September 30, 2019, U. S. Steel repurchased 5,289,475 shares of common stock for approximately $88 million. As of September 30, 2019, there is approximately $137 million remaining under the share repurchase authorization.
26.    Equity Investee Transactions

On May 31, 2018, U. S. Steel assigned its equity ownership interest in Leeds Retail Center, LLC and recognized a pre-tax gain of approximately $18 million.
27.    Subsequent Events

Big River Steel Acquisition
On September 30, 2019, a wholly owned subsidiary of U. S. Steel entered into two separate equity interest purchase agreements, pursuant to which, among other things, U. S. Steel agreed to acquire a 49.9% ownership interest in Big River Steel at a purchase price of approximately $700 million in cash, with a call option to acquire the remaining 50.1% within the next four years at an agreed-upon price formula based on Big River Steel’s achievement of certain metrics that include: free cash flow, product development, safety and the completion of a proposed expansion of Big River Steel's existing manufacturing line. Big River Steel currently operates a technologically advanced mini mill with approximately 1.7 million tons of steel making capacity. The acquisition closed on October 31, 2019.

U. S. Steel will account for its investment in Big River Steel under the equity method as control and risk of loss are shared among the partnership members. Under the equity method of accounting, U. S. Steel will recognize its share of Big River Steel's after tax net income or loss as well as the amortization of any basis differences due to the step-up to fair value of certain assets and liabilities attributable to Big River Steel.

Amended and Restated Credit Agreement
On October 25, 2019, we entered into a new five-year senior secured asset-based revolving credit facility in an aggregate amount up to $2.0 billion (Fifth Credit Facility Agreement) to replace the existing Credit Facility Agreement. The Fifth Credit Facility Agreement has substantially the same terms as the existing Credit Facility Agreement, except the Fifth Credit Facility Agreement will mature five years from the date of effectiveness, includes a “first-in, last-out” tranche in an amount up to $150 million and includes certain other changes, including changes to the fixed charge coverage ratio allowing us to exclude (i) certain capital expenditures from the calculation of the ratio and (ii) any restricted payments made pursuant to any share repurchase program from the calculation of "consolidated fixed charges." On October 30, 2019, we drew $700 million on the Fifth Credit Facility Agreement to fund the closing of our acquisition of a 49.9% interest in Big River Steel.

Environmental Revenue Bonds
On October 10, 2019, we launched offerings of two series of environmental revenue bonds in aggregate principal amount of approximately $368 million, that will mature between 2024 and 2049 (collectively, the “2019 Environmental Revenue Bonds”). Proceeds of the 2019 Environmental Revenue Bonds in the amount of approximately $93 million will be used to redeem a portion of our existing outstanding environmental revenue bonds for which we issued a conditional redemption notice. Proceeds of the 2019 Environmental Revenue Bonds in the amount of $275 million will be used to finance or refinance the acquisition, construction, equipping and installation of certain solid waste disposal facilities, including an electric arc furnace and other equipment and facilities at the Company’s Fairfield Works. The 2019 Environmental Revenue Bonds closed on October 25, 2019.

2026 Senior Convertible Notes
On October 21, 2019, U. S. Steel issued an aggregate principal amount of $300 million of 5.00% Senior Convertible Notes due November 1, 2026 (2026 Senior Convertible Notes), with a 30-day option to purchase up to an additional $50 million in aggregate principal amount of 2026 Senior Convertible Notes, on the same terms and conditions. On October 25, 2019, U. S. Steel issued an additional $50 million of 2026 Senior Convertible Notes after the full option was exercised. U. S. Steel received net proceeds of approximately $340 million from the sale of the 2026 Senior Convertible Notes after deducting underwriting fees and estimated offering expenses. The Company intends to use the net proceeds for general corporate purposes, including, without limitation, for previously announced strategic investments and capital expenditures. Interest on the 2026 Senior Convertible Notes is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2020. See Note 16 for further details.

Prior to August 1, 2026, holders of notes may convert all or a portion of their notes at their option only upon the satisfaction of specified conditions and during certain periods. On or after August 1, 2026, holders may convert all or a portion of their notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, we will satisfy the obligation with cash, common stock, or a combination thereof, at our election. U. S. Steel may not redeem the 2026 Senior Convertible Notes prior to November 5, 2023. On or after November 5, 2023 and prior to August 1, 2026, if the price per share of U. S. Steel's common stock has been at least 130% of the conversion price for specified periods, U. S. Steel may redeem all or a portion of the 2026 Senior Convertible Notes at a cash redemption price of 100% of the principal amount, plus accrued and unpaid interest.

If U. S. Steel undergoes a fundamental change, as defined in the 2026 Senior Convertible Notes, holders may require us to repurchase the 2026 Senior Convertible Notes in whole or in part for cash at a price equal to 100% of the principal amount of the 2026 Senior Convertible Notes to be purchased plus any accrued and unpaid interest (including additional interest, if any) up to, but excluding the repurchase date.

For accounting purposes, the proceeds received from the issuance of the notes will be allocated between debt and equity to reflect the fair value of the conversion option embedded in the notes and the fair value of similar debt without the conversion option. As a result, based on the aggregate principal amount of $350 million, we estimate that we will record approximately $106 million of the gross proceeds of the 2026 Senior Convertible Notes as an increase in additional paid-in capital with the offsetting amount recorded as a debt discount. The debt discount will be amortized over the term of the 2026 Senior Convertible Notes using an estimated interest rate of 10.5% (the estimated effective borrowing rate for nonconvertible debt at the time of issuance) which will accrete the carrying value of the notes to the principal amount at maturity.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

U. S. Steel's results in the third quarter of 2019 were significantly impacted by market challenges in each of the Company's three reportable segments: North American Flat-Rolled (Flat-Rolled), U. S. Steel Europe (USSE) and Tubular Products (Tubular). In Flat-Rolled, our contract and spot orders were impacted by the continued decline in weekly index prices. USSE continues to experience margin compression due to continued high levels of imports and significantly weaker economic conditions, primarily in the manufacturing sector. In Tubular, continued high levels of imports are negatively impacting the market.

Net sales by segment for the three and nine months ended September 30, 2019 and 2018 are set forth in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, excluding intersegment sales)	2019	2018	% Change	2019	2018	% Change
Flat-Rolled	$2,277	$2,632	(13)%	$7,221	$7,114	2%
USSE	518	767	(32)%	1,933	2,438	(21)%
Tubular	262	313	(16)%	921	888	4%
Total sales from reportable segments	3,057	3,712	(18)%	10,075	10,440	(3)%
Other Businesses	12	17	(29)%	38	47	(19)%
Net sales	$3,069	$3,729	(18)%	$10,113	$10,487	(4)%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended September 30, 2019 versus the three months ended September 30, 2018 is set forth in the following table:
Three Months Ended September 30, 2019 versus Three Months Ended September 30, 2018

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Coke & Other(c)	Net Change
Flat-Rolled	—%	(12)%	(1)%	—%	—%	(13)%
USSE	(30)%	(3)%	5%	(3)%	(1)%	(32)%
Tubular	(4)%	(8)%	(2)%	—%	(2)%	(16)%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
(c) Includes sales of coke and scrap inventory
Net sales were $3,069 million in the three months ended September 30, 2019, compared with $3,729 million in the same period last year. The decrease in sales for the Flat-Rolled segment resulted from lower realized prices (decrease of $127 per net ton), notably for hot-rolled products. The USSE segment continues to experience significant market challenges, which resulted in decreased sales versus the same period last year. The change in sales for the USSE segment was primarily due to decreased shipments (decrease of 336 thousand net tons) in most product categories from continued high levels of imports and significantly weaker economic conditions, primarily in the manufacturing sector. The weakening of the euro versus the U.S. dollar was also an adverse impact in the third quarter of 2019. The decrease in sales for the Tubular segment resulted from lower average realized prices (decrease of $185 per net ton) and decreased shipments (decrease of 10 thousand net tons) from lower demand in seamless products.
Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the nine months ended September 30, 2019 versus the nine months ended September 30, 2018 is set forth in the following table:
Nine Months Ended September 30, 2019 versus Nine Months Ended September 30, 2018

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Coke & Other(c)	Net Change
Flat-Rolled	5%	(3)%	(1)%	—%	1%	2%
USSE	(16)%	(2)%	3%	(6)%	—%	(21)%
Tubular	3%	2%	—%	—%	(1)%	4%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
(c) Includes sales of coke and scrap inventory
Net sales were $10,113 million in the nine months ended September 30, 2019, compared with $10,487 million in the same period in the prior year. The increase in sales for the Flat-Rolled segment primarily reflects increased shipments (increase of 406 thousand net tons) of semi-finished and hot rolled products. The decrease in sales for the USSE segment was primarily due to decreased shipments (decrease of 551 thousand net tons) in most product categories due to increased import competition, flat to declining demand and the weakening of the euro versus the U.S. dollar. The increase in sales for the Tubular segment resulted from higher realized prices (increase of $24 per net ton) and increased shipments (increase of 12 thousand net tons).

Pension and other benefits costs

Pension and other benefit costs (other than service cost) are reflected within net interest and other financial costs and the service cost component is reflected within cost of sales in the Condensed Consolidated Statements of Operations.
Defined benefit and multiemployer pension plan costs included in cost of goods sold totaled $31 million and $90 million in the three and nine months ended September 30, 2019, respectively, compared to $28 million and $82 million in the comparable periods in 2018.
Costs related to defined contribution plans totaled $12 million and $35 million for the three and nine months ended September 30, 2019, respectively, compared to $11 million and $32 million in the comparable periods in 2018.

Other benefit expense included in cost of sales totaled $4 million and $10 million in the three and nine months ended September 30, 2019, respectively, and $4 million and $12 million in the comparable periods in 2018.

Selling, general and administrative expenses

Selling, general and administrative expenses were $63 million and $223 million in the three and nine months ended September 30, 2019, respectively, compared to $81 million and $251 million in the three and nine months ended September 30, 2018, respectively. For both the three and nine months ended September 30, 2019 the decrease is primarily due to a decrease in variable compensation.

Restructuring charges

During the three months and nine months ended September 30, 2019, the Company recorded restructuring charges of $25 million related to its labor productivity strategy within its USSE segment and $29 million for the intended indefinite idling of its East Chicago Tin operations and its finishing facility in Dearborn, Michigan within its Flat-Rolled segment, see further details below.

Charges for restructuring initiatives are recorded in the period the Company commits to a restructuring plan, or executes specific actions contemplated by the plan and all criteria for liability recognition have been met. Charges related to restructuring are reported in restructuring charges in the Condensed Consolidated Statements of Operations.

Business Strategy
U. S. Steel is executing a transformational strategy to develop the “best of both” integrated and mini mill capabilities to improve competitiveness and drive through-cycle cash flow. Through a series of operational improvements, strategic investments and portfolio moves, to be completed over the next several years, U. S. Steel plans to execute a strategy focused on acquiring technology and capabilities to improve competitiveness and drive through-cycle cash flow generation. Execution of U. S. Steel’s strategy will position the Company with a suite of world-class assets with distinct advantages to serve current and future customers with high-tech, sustainable steel solutions. The strategy is focused on commercial differentiation, which the Company currently believes can be achieved by investing in three core market-leading, differentiated and technologically advanced assets at Mon Valley Works (located near Pittsburgh, Pennsylvania), Gary Works (located in Gary, Indiana) and Big River Steel (located in Osceola, Arkansas). The Company will be able to compete effectively in strategic end markets based on cost and/or capabilities to offer customers differentiated products to deliver highly competitive long-term cash flow generation through higher earnings and lower sustaining capital expenditures.
Strategic projects and technology investments
On October 31, 2019, the Company completed the first step in acquiring Big River Steel in Osceola, Arkansas through the purchase of a 49.9% ownership interest at a purchase price of approximately $700 million in cash, with a call option to acquire the remaining 50.1% within the next four years at an agreed-upon price formula based on Big River Steel’s achievement of certain metrics that include: free cash flow, product development, safety and the completion of a proposed expansion of Big River Steel's existing manufacturing line. Big River Steel currently operates a technologically advanced mini mill with approximately 1.7 million tons of steel making capacity.
In May 2019, U. S. Steel announced that it will construct a new endless casting and rolling facility at its Edgar Thomson Plant in Braddock, Pennsylvania, and a cogeneration facility at its Clairton Plant in Clairton, Pennsylvania, both part of the Company's Mon Valley Works. This investment in state-of-the-art sustainable steel technology is expected to significantly upgrade the production capability of our lowest liquid steel cost mill in the U.S., while further reducing conversion costs through improved process efficiencies, yield and energy consumption. The investment is currently expected to be at least $1.2 billion through 2022 and is expected to generate run-rate earnings before interest, taxes, depreciation and amortization (EBITDA) of approximately $275 million beginning in 2023. The Company continues to evaluate design and engineering for the project.
The installation of endless casting and rolling technology will allow differentiated product capabilities to serve strategic markets. The Mon Valley Works will also become the principal source of substrate for the production of the Company's industry-leading XG3TM Advanced High Strength Steel (AHSS), a market leading solution for our customers to improve fuel efficiency. The cogeneration facility, equipped with state-of-the-art emissions control systems at the Company's Clairton Plant, will convert a portion of the coke oven gas generated at its Clairton Plant into electricity to power the steelmaking and finishing facilities throughout U. S. Steel's Mon Valley operations. This project, in addition to producing sustainable AHSS, is expected to improve environmental performance, energy conservation and reduce our carbon footprint associated with Mon Valley Works. First steel production is expected in 2022, contingent upon permitting and construction.
In February 2019, U. S. Steel restarted construction of the EAF steelmaking facility at its Tubular Operations in Fairfield, Alabama. The EAF is expected to strengthen our competitive position and reduce cost by $90 per ton as the Company becomes self-sufficient in its rounds supply, which is expected to generate approximately $80 million of annual EBITDA contribution beginning in 2021. The EAF is expected to begin producing steel in the second half of 2020.
In January 2019, U. S. Steel announced the construction of a new Dynamo line at USSE. The new line, a $130 million investment, has an annual capacity of approximately 100,000 metric tons. Construction on the Dynamo line began in mid-2019 and under the original business plan was targeted to be operational in the fourth quarter of 2020. Upon its completion, the new line will enable production of sophisticated silicon grades of non-grain oriented (NGO) electrical steels to support increased demand in vehicles and generators. The project is expected to contribute $35 million of run-rate EBITDA. Due to significant market challenges in Europe, the Company will evaluate the pace of this investment.
As part of its asset revitalization program (described below), the Company expects to invest approximately $500 million, of which approximately 30 percent has already been spent, to upgrade the Gary Works hot strip mill through a series of projects focused on expanding the line's competitive advantages. The Gary Works hot strip mill will further differentiate itself as a leader in heavy gauge products in strategic markets. Asset revitalization investments are also being made at other critical Flat-Rolled steel making assets, including the Mon Valley Works steel shop, which will provide high quality, low cost liquid steel for our future endless casting and rolling line.
Operating configuration
As the Company invests in differentiated technology and re-centers around its core assets, it will also adjust its operating configuration to best facilitate execution of its strategy and respond to market conditions and customer demand.
On October 8, 2019, the Company announced that it is implementing an enhanced operating model and organizational structure to accelerate the Company’s strategic transformation and better serve its customers. The new operating model will be effective January 1, 2020 and will be centered around manufacturing, commercial, and technological excellence. Our former “commercial entity” structure was put into place to deepen understanding of business ownership and our relationships with customers and allowed the Company to identify the technology that would differentiate our products and processes on the basis of cost and/or capabilities. The new enhanced operating model is a logical next step in the execution of the Company’s strategy and will make us a more nimble company positioned to deliver the benefits of our strategy through the cycle.
In August 2019, the Company began the process of indefinitely idling its East Chicago Tin operations within its Flat-Rolled segment due primarily to increased tin import levels in the U.S. We anticipate completion of this process, which will include headcount reductions of approximately 150, sometime during the fourth quarter of 2019. Additionally, U. S. Steel intends to indefinitely idle its finishing facility in Dearborn, Michigan (which operates an electrolytic galvanizing line) during the fourth quarter of 2019.
In July 2019, U. S. Steel began implementing a labor productivity strategy at USSK so that it could better compete in the European steel market, which has experienced softening demand as well as a significant increase in imports. It is anticipated that the labor productivity strategy will result in total headcount reductions, including contractors, of approximately 2,500 by the end of 2021. As of September 30, 2019, approximately 1,800 positions, including approximately 400 contractors, were eliminated.
In June 2019, U. S. Steel idled two blast furnaces in the U.S. and one blast furnace in Europe to better align global production with its order book. As a result, monthly blast furnace production capacity was reduced by approximately 200,000 - 225,000 tons in the U.S. and 125,000 tons in Europe. Blast furnace production at one or more of the idled furnaces may resume when market conditions improve.
In June 2019, U. S. Steel restarted the No. 1 Electric-Weld Pipe Mill (No. 1 Pipe Mill) at its Lone Star Tubular Operations to enable the Company to support increased demand for high-quality electric-welded pipe produced in the United States. The No. 1 Pipe Mill produces 7-16 inch welded pipe and is complementing our current Tubular product offerings. It had been idled since 2016.
In June and October 2018, U. S. Steel restarted the "B" blast furnace and steelmaking facilities and the "A" blast furnace, respectively, at its Granite City Works facility in response to increased demand at the time.

U. S. Steel will continue to evaluate potential strategic and organizational opportunities, which may include the acquisition, divestiture or consolidation of assets. Given the cyclicality of our industry, we are focused on strategically maintaining and spending cash (including strategic capital expenditures in technology investments), in order to invest in areas consistent with our long-term strategy, such as sustainable steel technologies, and are considering various possibilities, including exiting lines of business and the sale of certain assets, that we believe would ultimately result in greater stockholder value. The Company will pursue opportunities based on its long-term strategy, and what the Board of Directors determines to be in the best interests of the Company's stockholders at the time.
Asset Revitalization
In 2017, we launched our asset revitalization program, a multi-year, comprehensive $2 billion investment (which included $1.5 billion in capital spending) in our most critical assets within our Flat-Rolled segment. The program is composed of many projects designed to continuously improve safety, quality, delivery and cost performance. As we revitalize our assets, we are increasing profitability, productivity and operational stability, and reducing volatility. This program is designed to prioritize investment in the areas with the highest returns, like the Gary Works hot strip mill investments described above. As the Company refocuses its strategy on technology investments, it will rescope the asset revitalization program, and currently plans to reduce the program by approximately $200-250 million. We currently expect capital spending for the entire program to be approximately $1.3 billion, $800 million of which has already been spent. As we continue with the implementation of our asset revitalization program on selective assets, we expect the sustainable improvements in safety, quality, delivery and costs we are targeting to position us to succeed over the long term and support future growth initiatives. In view of our having substantially implemented the program, and because the program has been reprioritized in order to invest in other opportunities, the Company no longer intends to provide annual scorecards against the original target metrics.

Earnings (loss) before interest and income taxes by segment for the three and nine months ended September 30, 2019 and 2018 is set forth in the following table:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2019	2018		2019	2018
Flat-Rolled	$46	$305	(85)%	$275	$562	(51)%
USSE	(46)	72	(164)%	(27)	297	(109)%
Tubular	(25)	7	(457)%	(21)	(55)	62%
Total earnings from reportable segments	(25)	384	(107)%	227	804	(72)%
Other Businesses	8	16	(50)%	26	44	(41)%
Segment (loss) earnings before interest and income taxes	(17)	400	(104)%	253	848	(70)%
Items not allocated to segments:
December 24, 2018 Clairton coke making facility fire	(9)	—		(53)	—
Restructuring charges	(54)	—		(54)	—
Gain on equity investee transactions	—	—		—	18
Granite City Works restart costs	—	(27)		—	(63)
Granite City Works adjustment to temporary idling charges	—	—		—	8
Total (loss) earnings before interest and income taxes	$(80)	$373	(121)%	$146	$811	(82)%
Segment results for Flat-Rolled

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018		2019	2018
Earnings before interest and taxes ($ millions)	$46	$305	(85)%	$275	$562	(51)%
Gross margin	8%	16%	(8)%	10%	14%	(4)%
Raw steel production (mnt)	2,783	2,933	(5)%	8,842	8,558	3%
Capability utilization	65%	68%	(3)%	70%	67%	3%
Steel shipments (mnt)	2,654	2,659	—%	8,183	7,777	5%
Average realized steel price per ton	$732	$859	(15)%	$771	$807	(4)%
The decrease in Flat-Rolled results for the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to lower average realized prices (approximately $335 million) and continued high levels of imports. This change was partially offset by lower raw material costs (approximately $15 million), decreased energy costs (approximately $10 million), a contingency gain from recovered claims arising out of the bankruptcy of a supplier (approximately $10 million) and decreased other costs, including variable compensation (approximately $40 million).
The decrease in Flat-Rolled results for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to lower average realized prices (approximately $230 million), higher raw material costs (approximately $75 million) and increased spending for operating costs (approximately $85 million). These changes were partially offset by increased shipments, including substrate to our Tubular segment (approximately $65 million) and decreased other costs, including variable compensation (approximately $40 million).
Gross margin for the three and nine months ended September 30, 2019 compared to the same period in 2018 decreased primarily as a result of lower average realized prices.

Segment results for USSE

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018		2019	2018
(Loss) earnings before interest and taxes ($ millions)	$(46)	$72	(164)%	$(27)	$297	(109)%
Gross margin	(2)%	13%	(15)%	4%	16%	(12)%
Raw steel production (mnt)	823	1,210	(32)%	3,130	3,810	(18)%
Capability utilization	65%	96%	(31)%	84%	102%	(18)%
Steel shipments (mnt)	765	1,101	(31)%	2,833	3,384	(16)%
Average realized steel price per ($/ton)	$656	$669	(2)%	$660	$695	(5)%
Average realized steel price per (€/ton)	€590	€575	3%	€587	€582	1%
The decrease in USSE results for the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to the continued market challenges and continued high levels of imports in Europe and the significant compression in margins from lower average realized prices (approximately $15 million), decreased shipments (approximately $50 million), the weakening of the euro versus the U.S. dollar (approximately $10 million), higher raw material costs (approximately $35 million) which includes an unfavorable first-in-first-out (FIFO) inventory impact, and higher energy costs (approximately $10 million).
The decrease in USSE results for the nine months ended September 30, 2019 compared to the same period in 2018 were significantly impacted by continued market challenges in Europe and was primarily due to lower average realized prices (approximately $45 million), decreased shipments (approximately $60 million), the weakening of the euro versus the U.S. dollar (approximately $65 million), higher raw material costs (approximately $90 million) which includes an unfavorable FIFO inventory impact, increased spending on operating costs (approximately $25 million), higher energy costs (approximately $25 million) and increased other costs, including carbon dioxide (CO2) emissions allowance (approximately $15 million).
Gross margin for the three and nine months ended September 30, 2019 compared to the same period in 2018 decreased primarily as a result of lower average realized prices and higher raw material and energy costs.
Segment results for Tubular

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018		2019	2018
(Loss) earnings before interest and taxes ($ millions)	$(25)	$7	(457)%	$(21)	$(55)	62%
Gross margin	(4)%	7%	(11)%	2%	—%	2%
Steel shipments (mnt)	174	184	(5)%	576	564	2%
Average realized steel price per ton	$1,417	$1,602	(12)%	$1,501	$1,477	2%
The decrease in Tubular results for the three months ended September 30, 2019 as compared to the same period in 2018 was primarily due to lower average realized prices (approximately $30 million) and decreased shipments (approximately $5 million) due to the continued high levels of imports, increased spending on operating costs (approximately $10 million) and increased costs associated with the continued execution of the commercial and technology strategy (approximately $15 million). These changes were partially offset by lower substrate and rounds costs (approximately $30 million).
The increase in Tubular results for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to higher average realized prices (approximately $15 million) and lower substrate and rounds costs (approximately $50 million). These changes were partially offset by increased spending on operating costs (approximately $20 million) and increased costs associated with the continued execution of the commercial and technology strategy (approximately $10 million).

Gross margin for the three months ended September 30, 2019 compared to the same period in 2018 decreased primarily as a result of lower average realized prices. Gross margin for the nine months ended September 30, 2019 compared to the same period in 2018 increased primarily as a result of higher average realized prices and lower substrate and rounds costs.
Results for Other Businesses
Other Businesses had earnings of $8 million and $26 million in the three and nine months ended September 30, 2019, compared to earnings of $16 million and $44 million in the three and nine months ended September 30, 2018.

Items not allocated to segments
We recorded $54 million of restructuring charges in the three and nine months ended September 30, 2019 for our labor productivity strategy at USSK and the intended indefinite idling of East Chicago Tin and our finishing facility in Dearborn, Michigan within the Flat-Rolled segment.

We incurred $9 million and $53 million of costs associated with the December 24, 2018 Clairton coke making facility fire in the three and nine months ended September 30, 2019, respectively (see Environmental Matters, Litigation and Contingencies in the Liquidity and Capital Resources section for more details).

We recognized a gain on equity investee transactions of $18 million in the nine months ended September 30, 2018 as a result of the assignment of our entire equity ownership interest in Leed's Retail Center, LLC in May 2018.

We recognized $27 million and $63 million in Granite City Works restart costs in the three and nine months ended September 30, 2018 as a result of costs associated with the restart of the "B" blast furnace at Granite City Works.

We recorded an $8 million favorable adjustment in the nine months ended September 30, 2018 related to Granite City Works temporary idling charges as a result of the decision to restart the "B" blast furnace and steelmaking facilities at this facility in 2018.
Net interest and other financial costs

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2019	2018		2019	2018
Interest expense	$32	$41	(22)%	$97	$134	(28)%
Interest income	(3)	(6)	(50)%	(13)	(16)	(19)%
Loss on debt extinguishment	—	3	(100)%	—	77	(100)%
Other financial costs	(4)	2	(300)%	(2)	4	(150)%
Net periodic benefit cost (other than service cost)	23	19	21%	69	53	30%
Total net interest and other financial costs	$48	$59	(19)%	$151	$252	(40)%

The decrease in net interest and other financial costs in the three months ended September 30, 2019 as compared to the same period last year is primarily due to reduced interest expense due to our lower average cost of debt.

The decrease in net interest and other financial costs in the nine months ended September 30, 2019 as compared to the same period last year is primarily due to the loss on debt extinguishment in the nine months ended September 30, 2018 as described below and reduced interest expense due to our improved debt profile, partially offset by higher net periodic benefit cost as discussed below.
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

The net periodic benefit cost (other than service cost) components of pension and other benefit costs are reflected in the table above, and increased in the three and nine months ended September 30, 2019 as compared to the same periods last year primarily due to a lower expected return on asset assumption for pension assets, a lower asset return than expected in 2018 partially offset by the natural maturation of the plan and increased discount rates.
Total net periodic pension cost, including service cost and multiemployer plans, is expected to total approximately $170 million in 2019. Total other benefits costs, including service cost, in 2019 are expected to total approximately $57 million. The pension cost projection includes approximately $77 million of contributions to the Steelworkers Pension Trust.
Income taxes
The income tax (benefit) provision was $(44) million and $(43) million in the three and nine months ended September 30, 2019 compared to $23 million and $36 million in the three and nine months ended September 30, 2018. The tax provision in both periods reflects a benefit for percentage depletion in excess of cost depletion from iron ore that we produce and consume or sell. In 2018, the tax provision also reflects a tax benefit for the release of a portion of the valuation allowance due to pretax income.
The tax provision for the first quarter of 2019 was based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. For the quarters ended June 30, 2019 and September 30, 2019, the Company computed its tax benefit using the discrete period effective tax rate, which reflects the actual taxes attributable to year-to-date earnings and losses, because we determined that a reliable estimate of the expected annual effective tax rate could not be made. A small change in our estimated marginal pretax results for the year ended December 31, 2019 could create a large change in the expected annual effective tax rate. The sensitivity of the effective tax rate was increased by the benefit for percentage depletion in excess of cost depletion for iron ore.
For further information on income taxes see Note 13 to the Condensed Consolidated Financial Statements.
Net earnings attributable to United States Steel Corporation were $(84) million and $38 million in the three and nine months ended September 30, 2019, compared to net earnings of $291 million and $523 million in the three and nine months ended September 30, 2018. The changes primarily reflect the factors discussed above.

BALANCE SHEET
Accounts Receivable decreased by $259 million from year-end 2018 primarily as a result of lower sales.
Operating lease assets increased by $239 million from year-end 2018 as a result of the adoption of the new accounting standard for leases (see Note 8 for further details).
Property, plant and equipment, net increased by $445 million from year-end 2018 primarily due to the level of capital expenditures exceeding depreciation expense.
Accounts payable and other accrued liabilities decreased by $286 million from year-end 2018 primarily as a result of lower production levels for our Flat-Rolled and USSE segments.
Payroll and benefits payable decreased by $95 million from year-end 2018 primarily due to profit-based incentive payments related to 2018 financial performance that were paid in the first quarter of 2019.
Current operating lease liabilities increased by $56 million from year-end 2018 as a result of the adoption of the new accounting standard for leases (see Note 8 for further details).
Noncurrent operating lease liabilities increased by $189 million from year-end 2018 as a result of the adoption of the new accounting standard for leases (see Note 8 for further details).
Long-term debt, less unamortized discount and debt issuance costs increased by $184 million from year-end 2018 primarily due to borrowings on the USSK Credit Agreement.
Employee benefits decreased by $75 million from year-end 2018 primarily as a result of impacts from the natural maturation of our pension plans.

CASH FLOW
Net cash provided by operating activities was $396 million for the nine months ended September 30, 2019 compared to net cash provided by operating activities of $722 million in the same period last year. The decrease in cash from operations is primarily due to lower financial results, partially offset by changes in working capital period over period.
Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.
Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the three months and twelve months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Twelve Months Ended September 30,
	2019	2018	2019	2018
Accounts Receivable Turnover	2.0	2.3	9.0	8.5
Inventory Turnover	1.4	1.7	6.2	6.4
The decrease in the accounts receivable turnover approximates 5 days for the three months ended September 30, 2019 as compared to the same period ended September 30, 2018 and is primarily due to decreased sales as a result of lower average realized prices in our Flat-Rolled segment. The increase in the accounts receivable turnover approximates 2 days for the twelve months ended September 30, 2019 as compared to the same period ended September 30, 2018 and is primarily due to increased shipments in our Flat-Rolled and Tubular segments.
The decrease in the inventory turnover approximates 12 days and 2 days for the three and twelve months ended September 30, 2019 as compared to the three months and twelve months ended September 30, 2018, respectively, and is primarily due to decreased shipments in our USSE segment.
The last-in, first-out (LIFO) inventory method is the predominant method of inventory costing in the United States. The LIFO method accounted for 71 percent of total inventory values at both September 30, 2019 and September 30, 2018. In the U.S., management monitors inventory realizability by comparing the LIFO cost of inventory with the replacement cost of inventory. To the extent the replacement cost (i.e., market value) of inventory is lower than the LIFO cost of inventory, management will write the inventory down. As of September 30, 2019, and December 31, 2018 the replacement cost of the inventory was higher by approximately $999 million and $1,038 million, respectively. Additionally, based on the Company’s latest internal forecasts and its inventory requirements, management does not believe there will be significant permanent LIFO liquidations that would impact earnings for the remainder of 2019.
Our cash conversion cycle for the third quarter of 2019 increased by nine days as compared to the fourth quarter of 2018 as shown below:

Cash Conversion Cycle	2019		2018
	$ millions	Days	$ millions	Days
Accounts receivable, net (a)	$1,400	45	$1,659	42

+ Inventories (b)	$2,071	67	$2,092	58

- Accounts Payable and Other Accrued Liabilities (c)	$2,182	75	$2,477	72

= Cash Conversion Cycle (d)		37		28
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
Capital expenditures for the nine months ended September 30, 2019, were $978 million, compared with $646 million in the same period in 2018. Flat-Rolled capital expenditures were $764 million and included spending for the Mon Valley No. 3 Blast Furnace outage, Mon Valley Endless Casting and Rolling, Gary Hot Strip Mill upgrades, Great Lakes B2 Blast Furnace, Midwest Tin Cold Mill upgrades, and various other infrastructure, environmental and strategic projects. Tubular capital expenditures were $97 million and included spending for the Fairfield Electric Arc Furnace (EAF) project, Offshore Operations threading line and swage extension and various other strategic capital projects. USSE capital expenditures of $111 million consisted of spending for improved Sinter Strand emission control, improved Ore Bridges Emission control, the new Dynamo line and various other infrastructure and environmental projects.
U. S. Steel’s contractual commitments to acquire property, plant and equipment at September 30, 2019, totaled $977 million.

Capital expenditures for 2019 are expected to total approximately $1.24 billion, not including the acquisition of a 49.9% ownership interest in Big River Steel, and remain focused largely on projects that further our strategy, infrastructure and environmental projects.

Revolving and other credit facilities - borrowings, net totaled $165 million in the three and nine months ended September 30, 2019 due to our borrowing on the USSK Credit Agreement.
Common stock repurchased under our common stock repurchase program approved in 2018 totaled 5,289,475 shares and approximately $88 million in the nine months ended September 30, 2019. See Note 25 to the Condensed Consolidated Financial Statements for further details.
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

Repayment of long-term debt totaled $922 million in the nine months ended September 30, 2018. U. S. Steel repurchased through a tender offer and subsequent redemption approximately $780 million of its outstanding 2021 Senior Secured Notes and paid premiums of $60 million for the tender. Additionally, U. S. Steel repurchased approximately $75 million of its 2020 Senior Notes through a series of open market purchases and paid premiums of approximately $5 million.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes U. S. Steel’s liquidity as of September 30, 2019:

(Dollars in millions)
Cash and cash equivalents	$476
Amount available under $1.5 Billion Credit Facility Agreement	1,350
Amount available under USSK credit facilities	152
Total estimated liquidity	$1,978

As of September 30, 2019, $79 million of the total cash and cash equivalents was held by our foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.

As of September 30, 2019, there were no amounts drawn under the $1.5 billion Credit Facility Agreement. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of 10 percent of the total aggregate commitments and $150 million. Based on the four quarters as of September 30, 2019, we would not have met this covenant. So long as we continue to not meet this covenant, the amount available to the Company is effectively reduced by $150 million. As a result, availability under this facility was $1,350 million as of September 30, 2019.

On October 25, 2019, we entered into a new five-year senior secured asset-based revolving credit facility in an aggregate amount up to $2.0 billion (Fifth Credit Facility Agreement) to replace the existing Credit Facility Agreement. The Fifth Credit Facility Agreement has substantially the same terms as the existing Credit Facility Agreement, except the Fifth Credit Facility Agreement will mature five years from the date of effectiveness, includes a “first-in, last-out” tranche in an amount up to $150 million and includes certain other changes, including changes to the fixed charge coverage ratio allowing us to exclude (i) certain capital expenditures from the calculation of the ratio and (ii) any restricted payments made pursuant to any share repurchase program from the calculation of "consolidated fixed charges." On October 30, 2019, we drew $700 million on the Fifth Credit Facility Agreement to fund the closing of our acquisition of a 49.9% interest in Big River Steel.

On October 10, 2019, we launched offerings of two series of environmental revenue bonds in aggregate principal amount of approximately $368 million, that will mature between 2024 and 2049 (collectively, the “2019 Environmental Revenue Bonds”). Proceeds of the 2019 Environmental Revenue Bonds in the amount of approximately $93 million will be used to redeem a portion of our existing outstanding environmental revenue bonds for which we issued a conditional redemption notice. Proceeds of the 2019 Environmental Revenue Bonds in the amount of $275 million will be used to finance or refinance the acquisition, construction, equipping and installation of certain solid waste disposal facilities, including an electric arc furnace and other equipment and facilities at the Company’s Fairfield Works. The 2019 Environmental Revenue Bonds closed on October 25, 2019.

On October 21, 2019, U. S. Steel issued an aggregate principal amount of $300 million of 5.00% Senior Convertible Notes due November 1, 2026 (2026 Senior Convertible Notes), with a 30-day option to purchase up to an additional $50 million in aggregate principal amount of 2026 Senior Convertible Notes, on the same terms and conditions. On October 25, 2019, U. S. Steel issued an additional $50 million of 2026 Senior Convertible Notes after the full option was exercised. U. S. Steel received net proceeds of approximately $340 million from the sale of the 2026 Senior Convertible Notes after deducting underwriting fees and estimated offering expenses. The Company intends to use the net proceeds for general corporate purposes, including, without limitation, for previously announced strategic investments and capital expenditures. Interest on the 2026 Senior Convertible Notes is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2020. See Note 16 to the Condensed Consolidated Financial Statements for further details.

At September 30, 2019, USSK had borrowings of €350 million (approximately $381 million) under its €460 million (approximately $501 million) unsecured revolving credit facility. The USSK Credit Agreement contains certain USSK financial covenants, including a maximum net debt to EBITDA ratio and a minimum stockholders' equity to assets ratio. At September 30, 2019, USSK had availability of €110 million (approximately $120 million) under the USSK Credit Agreement. The USSK Credit Agreement expires in September 2023.

At September 30, 2019, USSK had no borrowings under its €20 million and €10 million unsecured credit facilities (collectively, approximately $33 million) and the availability was approximately $32 million due to approximately $1 million of customs and other guarantees outstanding.
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
We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $161 million of liquidity sources for financial assurance purposes as of September 30, 2019. Increases in certain of these commitments which use collateral are reflected within cash, cash equivalents and restricted cash on the Condensed Consolidated Statement of Cash Flows.
At September 30, 2019, in the event of a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $2,131 million as of September 30, 2019 may be declared due and payable; (b) the Credit Facility Agreement and the USSK credit facilities may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield slab caster for $21 million or provide a cash collateralized letter of credit to secure the remaining obligation.
The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $4 million at September 30, 2019. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.
Our major cash requirements in 2019 are expected to be for capital expenditures, the acquisition of Big River Steel (which closed on October 31, 2019), employee benefits and operating costs, which includes purchases of raw materials. We finished the third quarter of 2019 with $476 million of cash and cash equivalents and $2.0 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.
The Company currently expects approximately $950 million in capital expenditures for 2020, which includes spending for strategic projects described earlier.
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

EU Environmental Requirements and Slovak Operations
Under the Emissions Trading Scheme (ETS), USSK's final allocation of allowances for the Phase III period, which covers the years 2013 through 2020 is 48 million allowances. Based on projected future production levels, we started to purchase allowances in the third quarter of 2017 to meet the annual compliance submission in the future. As of September 30, 2019, we have purchased approximately 12 million European Union Allowances totaling €132 million (approximately $144 million). We estimate that the total shortfall will be approximately 12 million allowances for the Phase III period. Although the full cost of complying with the ETS regulations depends on future production levels and future emissions intensity levels, at this time we do not believe that the cost for the Phase III period will be significantly different from the costs we have already incurred.

The EU’s Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for iron and steel production, to reduce environmental impacts as well as compliance with BAT associated emission levels. Our most recent broad estimate of future capital expenditures for projects that go beyond BAT requirements is up to €138 million (approximately $150 million) over the 2017 to 2020 program period. These costs may be mitigated if USSK complies with certain financial covenants, which are assessed annually. USSK complied with these covenants as of September 30, 2019. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g. bank guarantee) to secure the full value of estimated expenditures. There could be increased operating costs associated with these projects, such as increased energy and maintenance costs. We are currently unable to reliably estimate what the increase in operating costs will be as many projects are still in the development stage.

For further discussion of laws applicable in Slovakia and the EU and their impact on USSK, see Note 23 to the Condensed Consolidated Financial Statements, “Contingencies and Commitments - Environmental Matters, EU Environmental Requirements.”

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

On August 16, 2019, U.S. EPA published a proposed Residual Risk and Technology Review (RTR) rule for the Integrated Iron and Steel MACT category in the Federal Register. Based on the results of U.S. EPA’s risk review, the Agency proposed that risks due to emissions of air toxics from the Integrated Iron and Steel category are acceptable and that the current regulations provided an ample margin of safety to protect public health. Under the technology review, U.S. EPA proposed that there are no developments in practices, processes or control technologies that necessitate revision of the standards. However, the Agency is taking comment on the consideration of work practices for the control of certain unmeasurable fugitive and intermittent particulate sources. U.S. EPA is accepting comment on the proposed rule until November 7, 2019. Based upon our analysis of the integrated iron and steel proposed rule, the Company does not expect any material impact if the rule is finalized as proposed. For the Taconite Iron Ore Processing category, based on the results of the Agency’s risk review, U.S. EPA is proposing that risks from emissions of air toxics from this source category are acceptable and that the existing standards provide an ample margin of safety. Furthermore, under the technology review, the Agency identified no cost-effective developments in controls, practices, or processes to achieve further emissions reductions. Therefore, U.S. EPA is proposing no revisions to the existing standards based on the RTRs. U.S. EPA is accepting comments on the taconite proposed rule until October 25, 2019. Based upon our analysis of the proposed taconite rule, the Company does not expect any material impact if the rule is finalized as proposed. Because the U.S. EPA has not completed its review of the Coke MACT regulations, any impacts related to the U.S. EPA’s review of the coke standards cannot be estimated at this time.

On March 12, 2018, the New York State Department of Environmental Conservation (DEC) submitted a CAA Section 126(b) petition to the U.S. EPA. In the petition, the DEC asserts that stationary sources from the following nine states are interfering with attainment or maintenance of the 2008 and 2015 ozone National Ambient Air Quality Standards (NAAQS) in New York: Illinois, Indiana, Kentucky, Maryland, Michigan, Ohio, Pennsylvania, Virginia, and West Virginia. DEC is requesting the U.S. EPA to require sources of nitrogen oxides in the nine states to reduce such emissions. On May 4, 2018, citing Section 307(d)(10) of the CAA, the U.S. EPA issued a notice extending the deadline for the agency to respond to the petition until November 9, 2018. On May 20, 2019, U.S. EPA published a notice in the Federal Register in which it proposed to deny DEC’s 126(b) petition. The public comment period for the proposed action closed on July 15, 2019. On September 20, 2019, U.S. EPA signed a final rule denying the petition.

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

On December 14, 2012, the U.S. EPA lowered the annual standard for PM2.5 from 15 micrograms per cubic meter (ug/m3) to 12 ug/m3, and retained the PM2.5 24-hour and PM10 NAAQS rules. In December 2014, the U.S. EPA designated some areas in which U. S. Steel operates as nonattainment with the 2012 annual PM2.5 standard. On April 6, 2018, the U.S. EPA published a notice that Pennsylvania, California and Idaho failed to submit a SIP to demonstrate attainment with the 2012 fine particulate standard by the deadline established by the CAA. As a result of the notice, Pennsylvania, a state in which we operate, is required to submit a SIP to the U.S. EPA no later than November 7, 2019 to avoid sanctions. On April 29, 2019, the ACHD published a draft SIP for the Allegheny County nonattainment area which demonstrates that all of Allegheny County will meet its reasonable further progress requirements and be in attainment with the 2012 PM2.5 annual and 24-hour NAAQS by December 31, 2021 with the existing controls that are in place. On September 12, 2019, the Allegheny County Board of Health unanimously approved the draft SIP. The draft SIP was then sent to the Pennsylvania Department of Environmental Protection (PADEP). After its review, PADEP will then send the SIP to the U.S. EPA for approval.

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

In July 2018, the ACHD provided U. S. Steel, ACHD Regulation Subcommittee members and interested parties with draft regulations that would modify the existing air regulations applicable to coke plants in Allegheny County. While ACHD currently has some of the most stringent air regulations in the country governing coke plants, which apply to U. S. Steel’s coke plant in Clairton, Pennsylvania (the only remaining coke plant in Allegheny County and one of three remaining in Pennsylvania), the draft regulations would reduce the current allowable emissions from coke plant operations and would be more stringent than the Federal Best Available Control Technology and Lowest Achievable

Emission Rate requirements. In various meetings with ACHD, U. S. Steel has raised significant objections, in particular, that ACHD has not demonstrated that continuous compliance with the draft rule is economically and technologically feasible. While U. S. Steel continues to meet with ACHD regarding the draft rule, U. S. Steel believes that any rule promulgated by ACHD must comply with its statutory authority. If the draft rule or similar rule is adopted, the financial and operational impacts to U. S. Steel could be material. To assist in developing rules objectively and with technical justification, the June 27, 2019, Settlement Agreement, establishes procedures that would be used when developing a new rule. For further details on the June 27, 2019 Settlement Agreement with ACHD see "Item 1. Legal Proceedings - Environmental Proceedings - Mon Valley Works."

Environmental Remediation

In the United States, U. S. Steel has been identified as a potentially responsible party (PRP) at seven sites under CERCLA as of September 30, 2019. Of these, there are three sites for which information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but sufficient information is not presently available to confirm the existence of liability or to make a reasonable estimate with respect to any potential liabilities. There are also 18 additional sites for which U. S. Steel may be liable for remediation costs in excess of $100,000 under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share, is frequently dependent upon the outcome of ongoing investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably estimable. As environmental remediation matters proceed toward ultimate resolution or as remediation obligations arise, charges in excess of those previously accrued may be required.

For further discussion of relevant environmental matters, see "Item 1. Legal Proceedings - Environmental Proceedings."
OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any new material off-balance sheet arrangements during the third quarter of 2019.

INTERNATIONAL TRADE
U. S. Steel continues to face import competition, much of which is unfairly traded, supported by foreign governments, and fueled by massive global steel overcapacity. These imports, as well as the underlying policies/practices and overcapacity, impact the Company’s operational and financial performance. U. S. Steel continues to lead the industry in efforts to address these challenges that threaten the Company, our workers, our stockholders, and our country’s national and economic security.
As of the date of this filing, pursuant to a series of Presidential Proclamations issued in accordance with Section 232 of the Trade Expansion Act of 1962, U.S. imports of certain steel products are subject to a 25 percent tariff, except for imports from: (1) Argentina, Brazil, and South Korea, which are subject to restrictive quotas; (2) Canada and Mexico, which are currently not subject to either tariffs or quotas but tariffs could be re-imposed on surging product groups after consultations; and (3) Australia, which is not subject to tariffs, quotas, or an anti-surge mechanism.
The U.S. Department of Commerce (DOC) is managing a process in which U.S. companies may request and/or oppose temporary product exclusions from the Section 232 tariffs or quotas. Over 93,000 exclusions have been requested for steel products. U. S. Steel is opposing exclusion requests for products that are the same as, or substitute products for, those produced by U. S. Steel.
Several legal challenges and retaliatory trade measures have been initiated in response to the Section 232 action. The American Institute for International Steel’s appeal of the March 2019 U.S. Court of International Trade (CIT) decision upholding the constitutionality of the Section 232 statute is pending before the U.S. Court of Appeals for the Federal Circuit (CAFC). In July 2019, JSW Steel Ltd (JSW) filed a complaint against the DOC in the CIT, challenging the DOC’s denial of its Section 232 exclusion requests for semi-finished steel products, which were opposed by U. S. Steel and other domestic steel producers. Multiple countries have challenged the Section 232 action at the World Trade Organization (WTO), imposed retaliatory tariffs, and/or acted to safeguard their domestic steel industries from increased steel imports. In turn, the United States has challenged the retaliation at the WTO. Decisions in these WTO disputes are not expected until the fourth quarter of 2019, at the earliest.

Since its implementation in March 2018, the Section 232 action has supported the U.S. steel industry's and U. S. Steel’s multiple restarts and investment initiatives. The Company continues to actively defend the Section 232 action through all available tools and strategies, including by highlighting these benefits and the importance of maintaining the Section 232 action.
In February 2019, the European Commission (EC) imposed a definitive tariff rate quota (TRQ) safeguard on certain steel imports: 25 percent tariffs on certain steel imports that exceed quotas based on 105 percent of average import volumes for 2015-2017 and automatically increasing 5 percent annually, effective February 2019 through June 2021. In July 2019, the automatic 5 percent quota increase went into effect, despite opposition from the EU steel industry and the EC’s ongoing annual review of the measures. In September 2019, the EC completed its review, announcing several revisions to the safeguard, including a reduction of the annual quota increase to 3 percent and tightening of certain product-specific quotas, effective October 1, 2019.
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
In 2018, following an investigation of China’s technology transfer and intellectual property violations by the U.S. Trade Representative (USTR) under Section 301 of the Trade Act of 1974, the United States imposed tariffs on approximately $250 billion of U.S. imports from China, including finished steel couplings, some products used in steel production, and certain downstream products. The original 10 to 25 percent tariffs on these products were uniformly 25 percent by May 2019. In September 2019, USTR announced that 15 percent tariffs would be imposed in two stages on all remaining imports from China, with the first set of 15 percent tariffs taking effect on September 1, 2019, and the remaining 15 percent tariffs taking effect December 15, 2019. The United States continues to negotiate with China on structural trade issues, including China's subsidies and government support of its steel industry.
The G-20’s Global Forum on Steel Excess Capacity continues to work to reduce global steel overcapacity, currently estimated at 440 million metric tons. The Organization for Economic Co-operation and Development Steel Committee and trilateral negotiations between the United States, EU, and Japan also continue to address global steel overcapacity.
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
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2019. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

UNITED STATES STEEL CORPORATION
SUPPLEMENTAL STATISTICS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
SEGMENT EARNINGS (LOSS) BEFORE INTEREST AND INCOME TAXES:
Flat-Rolled	$46	$305	$275	$562
U. S. Steel Europe	(46)	72	(27)	297
Tubular	(25)	7	(21)	(55)
Total reportable segments	(25)	384	227	804
Other Businesses	8	16	26	44
Items not allocated to segments:
December 24, 2018 Clairton coke making facility fire	(9)	—	(53)	—
Restructuring charges	(54)	—	(54)	—
Gain on equity investee transactions	—	—	—	18
Granite City Works restart costs	—	(27)	—	(63)
Granite City Works adjustment to temporary idling charges	—	—	—	8
Total (loss) earnings before interest and income taxes	$(80)	$373	$146	$811
CAPITAL EXPENDITURES (dollars in millions)
Flat-Rolled	$263	$213	$764	$531
U. S. Steel Europe	36	25	111	63
Tubular	49	9	97	33
Other Businesses	2	18	6	19
Total	$350	$265	$978	$646
OPERATING STATISTICS
Average realized price: ($/net ton unless otherwise noted)(a)
Flat-Rolled	$732	$859	$771	$807
U. S. Steel Europe	656	669	660	695
U. S. Steel Europe (€/net ton)	590	575	587	582
Tubular	1,417	1,602	1,501	1,477
Steel shipments (thousands of net tons):(a)
Flat-Rolled	2,654	2,659	8,183	7,777
U. S. Steel Europe	765	1,101	2,833	3,384
Tubular	174	184	576	564
Intersegment steel (unless otherwise noted) shipments (thousands of net tons):
Flat-Rolled to Tubular	79	26	212	158
Flat-Rolled to U. S. Steel Europe (iron ore pellets and fines)	235	—	424	—
U. S. Steel Europe to Flat-Rolled	—	—	—	22
Raw steel production (thousands of net tons):
Flat-Rolled	2,783	2,933	8,842	8,558
U. S. Steel Europe	823	1,210	3,130	3,810
Raw steel capability utilization:(b)
Flat-Rolled	65%	68%	70%	67%
U. S. Steel Europe	65%	96%	84%	102%
(a) Excludes intersegment transfers.
(b) Based on annual raw steel production capability of 17.0 million net tons for Flat-Rolled and 5.0 million net tons for USSE.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
GENERAL LITIGATION
On April 11, 2017, there was a process waste water release at our Midwest Plant (Midwest) in Portage, Indiana that impacted a water outfall that discharges to Burns Waterway near Lake Michigan. U. S. Steel identified the source of the release and made the necessary repairs. We determined that all repairs were safely working as intended and, on April 14, 2017, resumed operations in a controlled, phased and highly monitored approach with extensive input from participating government agencies. The Company has since implemented substantial operational, process and notification improvements at Midwest. The Company has been presented with cost reimbursements, loss of use and penalty requests from the involved governmental agencies. In January of 2018, The Surfrider Foundation and the City of Chicago initiated suits in the Northern District of Indiana alleging Clean Water Act (CWA) and Permit violations at Midwest. On April 2, 2018, the U.S. EPA and the State of Indiana initiated a separate action against the Company and lodged a Consent Decree negotiated between U. S. Steel and the relevant governmental agencies consisting of all material terms to resolve the CWA and National Pollutant Discharge Elimination System violations at the Midwest Plant. A public comment period for the Consent Decree ensued. The suits that the Surfrider Foundation and the City of Chicago filed are currently stayed. The Surfrider Foundation and the City of Chicago also filed motions, which were granted, to intervene in the Consent Decree case. U. S. Steel continues to work with United States Department of Justice, U.S. EPA, and Indiana Department of Environmental Management towards a finalized Consent Decree.
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
On October 2, 2017, an Amended Shareholder Class Action Complaint was filed in Federal Court in the Western District of Pennsylvania consolidating previously-filed actions. Separately, five related shareholder derivative lawsuits were filed in State and Federal courts in Pittsburgh, Pennsylvania and the Delaware Court of Chancery. The underlying consolidated class action lawsuit alleges that U. S. Steel, certain current and former officers, an upper level manager of the Company and the financial underwriters who participated in the August 2016 secondary public offering of the Company's common stock (collectively, Defendants) violated federal securities laws in making false statements and/or failing to discover and disclose material information regarding the financial condition of the Company. The lawsuit claims that this conduct caused a prospective class of plaintiffs to sustain damages during the period from January 27, 2016 to April 25, 2017 as a result of the prospective class purchasing the Company's common stock at artificially inflated prices and/or suffering losses when the price of the common stock dropped. The derivative lawsuits generally make the same allegations against the same officers and also allege that certain current and former members of the Board of Directors failed to exercise appropriate control and oversight over the Company and were unjustly compensated. The plaintiffs seek to recover losses that were allegedly sustained. The class action Defendants moved to dismiss plaintiffs’ claims. On September 29, 2018 the Court ruled on those motions granting them in part and denying them in part. On March 18, 2019, the plaintiffs withdrew the claims against the Defendants related to the 2016 secondary offering. As a result, the underwriters are no longer parties to the case. Plaintiffs have moved to certify the class of claimants which is being challenged by the remaining Defendants. The Company and the individual defendants are vigorously defending the remaining claims.

ENVIRONMENTAL PROCEEDINGS

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of September 30, 2019, under federal and state environmental laws. Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

As of September 30, 2019, U. S. Steel has received information requests or been identified as a PRP at a total of seven CERCLA sites, three of which have liabilities that have not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at the other four sites will be between $100,000 and $1 million for three of the sites, and over $5 million for one site as described below.

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

While work continues on completion of the remedial design, permitting and educating the public and key stakeholders on the details of the plan, there has been no material change in the status of the project during the nine months ended September 30, 2019. Additional study, investigation, design, oversight costs, and implementation of U. S. Steel's preferred remedial alternatives on the upland property and Estuary are currently estimated as of September 30, 2019 at approximately $45 million.

Resource Conservation Recovery Act (RCRA) and Other Remediation Sites

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

Gary Works

On October 23, 1998, the U.S. EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a RCRA Facility Investigation (RFI), a Corrective Measures Study (CMS) and Corrective Measure Implementation. Evaluations are underway at six groundwater areas on the east side of the facility and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the U.S. EPA. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $25 million as of September 30, 2019, based on our current estimate of known remaining costs. Significant additional costs associated with the six groundwater areas at this site are possible and are referenced in Note 23 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel awarded a contract for the implementation of the CAMU project during the fourth quarter of 2018. Construction, waste stabilization and placement along with closure of the CAMU are expected to be complete in 2020. U. S. Steel has an accrued liability of approximately $50 million as of September 30, 2019, for our estimated share of the remaining costs of remediation.

USS-POSCO Industries (UPI)

A joint venture in Pittsburg, California between subsidiaries of U. S. Steel and POSCO, UPI's facilities were previously owned and operated solely by U. S. Steel which retains primary responsibility for the existing environmental conditions. U. S. Steel continues to monitor the impacts of the remedial plan implemented in 2016 to address groundwater impacts from trichloroethylene at SWMU 4. Evaluations continue for the SWMUs known as the Northern Boundary Group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As such, there has been no material change in the status of the project during the nine months ended September 30, 2019. As of September 30, 2019, approximately $1 million has been accrued for ongoing environmental studies, investigations and remedy monitoring. Significant additional costs associated with this site are possible and are referenced in Note 23 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, the U.S EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) in December 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management, with the approval of the U.S EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. While work continues on different aspects of the program, there has been no material change in the status of the project during the nine months ended September 30, 2019. In total, the accrued liability for remaining work under the Corrective Action Program, was approximately $213,000 at September 30, 2019. Significant additional costs associated with this site are possible and are referenced in Note 23 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairless Plant

In April 1993, U. S. Steel entered into a consent order with the U.S EPA pursuant to RCRA, under which U. S. Steel would perform Interim Measures (IM), an RFI and CMS at our Fairless Plant. A Phase I RFI Final Report was submitted in September of 1997. With U.S EPA’s agreement, in lieu of conducting subsequent phases of the RFI and the CMS, U. S. Steel has been working through the Pennsylvania Department of Environmental Protection Act 2 Program to characterize and remediate facility parcels for redevelopment. While work continues on these items, there has been no material change in the status of the project during the nine months ended September 30, 2019. As of September 30, 2019, the accrued liability to maintain the interim measures, and clear properties through the Act 2 process is approximately $141,000. Significant additional costs associated with this site are possible and are referenced in Note 23 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel and the Ohio Environmental Protection Agency (OEPA) commenced discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Areas of Contamination was submitted in March 2012. While discussions continue with OEPA on drafting the Statement of Basis identifying potential remedies to address areas documented in the Phase II RFI, there has been no material change in the status of the project during the nine months ended September 30, 2019. As of September 30, 2019, costs to complete additional projects are estimated to be approximately $79,000. Significant additional costs associated with this site are possible and are referenced in Note 23 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Joliet Works

The 50-acre parcel at the former Joliet Works is enrolled in the Illinois Environmental Protection Agency’s (IEPA) voluntary Site Remediation Program (the Program). The Program requires investigation and establishment of cleanup objectives followed by submission/approval of a Remedial Action Plan to meet those objectives. The 50-acre parcel was divided into four subareas with remedial activities completed in 2015 for three of the subareas. While work continues to define the requirements for further investigation of the remaining subarea, there has been no material change in the status of the project during the nine months ended September 30, 2019. U. S. Steel has an accrued liability of $273,000 as of September 30, 2019. Significant additional costs associated with this site are possible and are referenced in Note 23 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Cherryvale (KS) Zinc

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation of the site proper was essentially completed in 2007. The Consent Order was amended on May 3, 2013, to require investigation (but not remediation) of potential contamination beyond the boundary of the former zinc smelting operation. On November 22, 2016, KDHE approved a State Cooperative Final Agency Decision Statement that identified the remedy selected to address potential contamination beyond the boundary of the former zinc smelting site. The Removal Action Design Plan was approved during the second quarter of 2018. The Waste Deposition Area design and the Interim Risk Management Plan (which includes institutional controls) were approved by KDHE during the fourth quarter of 2018. An amended consent order for remediation was signed in May 2019 and a remediation contract was executed in June 2019. U. S. Steel has an accrued liability of approximately $10 million as of September 30, 2019, for our estimated share of the cost of remediation.

South Works

On August 29, 2017, U. S. Steel was notified by the U.S. Coast Guard of a sheen on the water in the North Vessel Slip at our former South Works in Chicago, Illinois.  U. S. Steel has been working with the IEPA under their voluntary Site Remediation Program since 1993 to evaluate the condition of the property including the North Vessel Slip. The result of this cooperative effort has been the issuance of a series of “No Further Remediation” (NFR) notices to U. S. Steel including one specific to the North Vessel Slip. U. S. Steel has notified the IEPA of the potential changed condition and is working closely with the IEPA and the U. S. Coast Guard to determine the source of the sheen and options to address the issue. U. S. Steel has an accrued liability of $285,000 as of September 30, 2019.

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

On January 17, 2019, U. S. Steel and EGLE met to discuss resolution of violations that were alleged to have occurred intermittently in 2017 and 2018 regarding opacity from: the D4 Blast Furnace slag pit, D4 Blast Furnace backdraft stack, B2 Blast Furnace casthouse roof monitor, B2 Blast Furnace backdraft stack, and Basic Oxygen Furnace Shop Roof Monitor; and exceedances of applicable limits at the pickle line. More recently, EGLE advised U. S. Steel that it was assessing a civil penalty of approximately $380,000 for these alleged violations. U. S. Steel and EGLE continue to negotiate resolution.

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

Minnesota Ore Operations

On February 6, 2013, the U.S. EPA published a FIP that applies to taconite facilities in Minnesota. The FIP establishes and requires emission limits and the use of low NOx reduction technology on indurating furnaces as Best Available Retrofit Technology (BART). While U. S. Steel installed low NOx burners on three furnaces at Minntac and is currently obligated to install low NOx burners on the two other furnaces at Minntac pursuant to existing agreements and permits, the rule would require the installation of a low NOx burner on the one furnace at Keetac for which U. S. Steel did not have an otherwise existing obligation. U. S. Steel estimates expenditures associated with the installation of low NOx burners of as much as $25 to $30 million. In 2013, U. S. Steel filed a petition for administrative reconsideration to the U.S. EPA and a petition for judicial review of the 2013 FIP and denial of the Minnesota SIP to the Eighth Circuit. In April 2016, the EPA promulgated a revised FIP with the same substantive requirements for U. S. Steel. In June 2016, U. S. Steel filed a petition for administrative reconsideration of the 2016 FIP to the U.S. EPA and a petition for judicial review of the 2016 FIP before the Eighth Circuit Court of Appeals. While the proceedings regarding the petition for judicial review of the 2013 FIP remained stayed, oral arguments regarding the petition for judicial review of the 2016 FIP were heard by the Eighth Circuit Court of Appeals on November 15, 2017. Thus, both petitions for judicial review remain with the Eighth Circuit. On December 4, 2017, U.S. EPA published a notification in the Federal Register in which the U.S. EPA denied U. S. Steel’s administrative petitions for reconsideration and stay of the 2013 FIP and 2016 FIP. On February 1, 2018, U. S. Steel filed a petition for judicial review of U.S. EPA’s denial of the administrative petitions for reconsideration to the Eighth Circuit Court of Appeals. U.S. EPA and U. S. Steel reached a settlement regarding the five indurating lines at Minntac. Notice of a 30-day comment period of the settlement agreement was published in the September 11, 2019, Federal Register. The comment period expired on October 11, 2019. U. S. Steel will work with U.S. EPA to address any comments. U. S. Steel and U.S. EPA continue to negotiate resolution for Keetac.

Mon Valley Works

On November 9, 2017, U.S. EPA Region III and the Allegheny County Health Department (ACHD) jointly issued a Notice of Violation (NOV) regarding the Company’s Edgar Thomson facility in Braddock, PA. In addition, on November 20, 2017, ACHD issued a separate, but related NOV to the Company regarding the Edgar Thomson facility. In the NOVs, based upon their inspections and review of documents collected throughout the last two years, the agencies allege that the Company has violated the CAA by exceeding the allowable visible emission standards from certain operations during isolated events. In addition, the agencies allege that the Company has violated certain maintenance, reporting, and recordkeeping requirements. U. S. Steel met with U.S. EPA Region III and ACHD several times. ACHD, U.S. EPA Region III and U. S. Steel continue to negotiate a potential resolution of the matter.

On June 27, 2019, U. S. Steel and ACHD entered into a Settlement Agreement that is now in effect resolving four appeals of four separate Enforcement Orders issued by the ACHD in 2018 and 2019. A comment period expired on July 31, 2019 after a public hearing that was held on July 30, 2019. The Settlement Agreement requires that U. S. Steel pay a civil penalty and create a Community Benefit Trust totaling $2,732,504, with 90% of this value going into the trust; and 10% going into ACHD’s Clean Air Fund. In addition, U. S. Steel agreed to complete several actions which are aimed at reducing emissions including: complete refractory repairs on Batteries 1, 2, 3 and 15; enhance training for certain coke plant employees; have third party audits conducted; complete projects on B Battery to reduce the potential for fugitive emissions, and complete upgrades on the Pushing Emission Control devices for Batteries 13-15; and 19-20. U. S Steel is working with ACHD in responding to comments.

On December 24, 2018, U. S. Steel's Clairton Plant experienced a fire, affecting portions of the facility involved in desulfurization of the coke oven gas generated during the coking process. With the desulfurization process out of operation as a result of the fire, U. S. Steel was not able to certify compliance with Clairton Plant’s Title V permit levels for sulfur emissions. U. S. Steel promptly notified ACHD, which has regulatory jurisdiction for the Title V permit, and updated the ACHD regularly on our efforts to mitigate any potential environmental impacts until the desulfurization process was returned to normal operations. Of the approximately 2,400 hours between the date of the fire and April 4, 2019, when the Company resumed desulfurization, there were ten intermittent hours where average SO2 emissions exceeded the hourly NAAQS for SO2 at the Allegheny County regional air quality monitors located in Liberty and North Braddock boroughs which are near U. S. Steel's Mon Valley Works facilities. ACHD has asserted that these emission levels were the result of our inability to complete the desulfurization process following the fire and informed U. S. Steel that it will pursue enforcement action against the Company following restoration of the desulfurization process to normal operations. On February 13, 2019, PennEnvironment and Clean Air Council, both environmental, non-governmental organizations, sent U. S. Steel a 60-day notice of intent to sue letter pursuant to the CAA. The letter alleges Title V permit violations at the Clairton, Irvin, and Edgar Thomson facilities as a result of the December 24, 2018 Clairton Plant fire. The 60-day notice letter also alleged that the violations caused adverse public health and welfare impacts to the communities surrounding the Clairton, Irvin, and Edgar Thomson facilities. PennEnvironment and Clean Air Council subsequently filed a Complaint in Federal Court in the Western District of Pennsylvania on April 29, 2019 to which U. S. Steel has responded. On May 3, 2019, ACHD filed a motion to intervene in the lawsuit which was granted by the Court. On June 25, 2019, ACHD filed its Complaint in Intervention, seeking injunctive relief and civil penalties regarding the alleged Permit violations following the December 24, 2018 fire. An initial Court status conference was held on August 22, 2019 and the parties are currently engaged in discovery.

Following up to its May 2, 2019, notice of intent to sue U. S. Steel, on August 26, 2019 the Environmental Integrity Project, the Breathe Project and Clean Air Council, environmental, non-governmental organizations, filed a complaint in the Western District Court of Pennsylvania alleging that the Company did not report releases of reportable quantities of hydrogen sulfide, benzene, and coke oven emissions from the Clairton plant, the Edgar Thomson plant, and the Irvin plant as would be required under CERCLA because of the fire. The Company will vigorously defend against these claims.

On April 24, 2019, U. S. Steel was served with a class action complaint that was filed in the Allegheny Court of Common Pleas related to the December 24, 2018 fire at Clairton. The complaint asserts common law nuisance and negligence claims and seeks compensatory and punitive damages that allegedly were the result of U. S. Steel's conduct that resulted in the fire and U. S. Steel's operations subsequent to the fire. An initial Court status conference was held on June 27, 2019 and the parties are currently engaged in discovery. U. S. Steel is vigorously defending the matter.
ASBESTOS LITIGATION
As of September 30, 2019, U. S. Steel was a defendant in approximately 796 active cases involving approximately 2,380 plaintiffs. The vast majority of these cases involve multiple defendants. About 1,540, or approximately 65 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. At December 31, 2018, U. S. Steel was a defendant in approximately 755 active cases involving approximately 2,320 plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved(a)	New Claims	Closing Number of Claims
December 31, 2016	3,315	225	250	3,340
December 31, 2017	3,340	275	250	3,315
December 31, 2018	3,315	1,285	290	2,320
September 30, 2019	2,320	150	210	2,380
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

Item 1A. Risk Factors

Our Investments in New Technologies May Not Be Fully Successful

Execution of our strategy depends, in part, on the success of a number of investments we have made in new technologies. All of our investments are expected to deliver an enhanced “best of both” business model that delivers cost and/or capability differentiation for our stakeholders. Our intent to eventually acquire 100% of Big River Steel, like our other investments in state-of-the-art sustainable steel technologies including, but not limited to, the endless casting and rolling line at Mon Valley Works and XG3 at our PRO-TEC joint venture, is a significant element of our strategy. If our investment in Big River Steel fails to provide the benefits we expect or our financial condition is constrained, we may choose not to exercise our option to acquire its remaining outstanding ownership interests. In addition, if Big River Steel does not achieve the expected financial performance, we still may be required to acquire the remaining ownership interests at a discounted purchase price. Additionally, like with any significant construction project, we may be subject to changing market conditions and demand for our completed projects, delays and cost overruns, work stoppages, labor shortages, engineering issues, weather interferences, changes required by governmental authorities, delays or the inability to acquire required permits or licenses, the ability to finance the projects or disruption of existing operations, any of which could have an adverse impact on our operational and financial results. Furthermore, new product development or modification is costly, involves significant research, development, time and expense and may not necessarily result in the successful commercialization of any new products, or new technologies may not perform as intended or expected. Unsuccessful execution of these strategic projects or underperformance of any of these assets could adversely affect our business, results of operations and financial condition.

Item 4.	MINE SAFETY DISCLOSURES
The information concerning mine safety violations and other regulatory matters required by Section 150 of the Dodd-Frank Wall Street Reform Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5.	ISSUER PURCHASES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and the Affiliated Purchasers

Share repurchase activity under the Company's stock repurchase program during the three months ended September 30, 2019 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1 - 31, 2019	672,942	$14.684	672,942	$145,075,025
August 1 - 31, 2019	652,342	$12.506	652,342	$136,917,011
September 1 - 30, 2019	—	$—	—	$136,917,011
Quarter ended September 30, 2019	1,325,284	$13.612	1,325,284	$136,917,011
(a) On November 1, 2018, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to $300 million of our outstanding common stock over a two-year period at the discretion of management, of which approximately $163 million had been utilized as of September 30, 2019. The Company’s stock repurchase program does not obligate it to acquire any specific number of shares. Under this program, the shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending upon market conditions.

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

101
The following financial information from United States Steel Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By	/s/ Kimberly D. Fast

Kimberly D. Fast
Acting Controller
November 1, 2019
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.