Form 10-Q
period 2020-03-31
UNITED STATES STEEL CORP
filed 2020-05-01
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Common stock outstanding at April 27, 2020 – 170,375,833 shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains information that may constitute ”forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections. Generally, we have identified such forward-looking statements by using the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “target,” “forecast,” “aim,” "should," “will,” "may" and similar expressions or by using future dates in connection with any discussion of, among other things, operating performance, trends, events or developments that we expect or anticipate will occur in the future, statements relating to volume changes, share of sales and earnings per share changes, anticipated cost savings, potential capital and operational cash improvements, U. S. Steel's future ability or plans to take ownership of the Big River Steel joint venture as a wholly owned subsidiary, and statements expressing general views about future operating results. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts, but instead represent only the Company’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as of the time made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to risks related to the satisfaction of the conditions of creating the joint venture with Stelco in the anticipated time frame or at all and the possibility that the option will not be exercised by Stelco, possible production or operations interruptions related to the novel coronavirus (COVID-19) pandemic that could disrupt supply or delivery of, or demand for, the Company's products, as well as the risks and uncertainties described in this report and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

References in this Quarterly Report on Form 10-Q to "U. S. Steel," "the Company," "we," "us," and "our" refer to United States Steel Corporation and its consolidated subsidiaries unless otherwise indicated by the context.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2020	2019
Net sales:
Net sales	$2,397	$3,124
Net sales to related parties (Note 20)	351	375
Total (Note 6)	2,748	3,499
Operating expenses (income):
Cost of sales (excludes items shown below)	2,605	3,172
Selling, general and administrative expenses	72	78
Depreciation, depletion and amortization	160	143
Loss (earnings) from investees	8	(9)
Tubular asset impairment charges (Notes 1 and 10)	263	—
Gain on equity investee transactions	(31)	—
Restructuring and other charges (Note 21)	41	—
Net loss on sale of assets	—	4
Other losses, net	5	—
Total	3,123	3,388
(Loss) earnings before interest and income taxes	(375)	111
Interest expense	50	34
Interest income	(4)	(5)
Other financial benefits	(3)	(3)
Net periodic benefit (income) cost (other than service cost)	(8)	23
Net interest and other financial costs	35	49
(Loss) earnings before income taxes	(410)	62
Income tax (benefit) provision (Note 13)	(19)	8
Net (loss) earnings	(391)	54
Less: Net earnings attributable to noncontrolling interests	—	—
Net (loss) earnings attributable to United States Steel Corporation	$(391)	$54
(Loss) earnings per common share (Note 14):
(Loss) earnings per share attributable to United States Steel Corporation stockholders:
-Basic	$(2.30)	$0.31
-Diluted	$(2.30)	$0.31

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Net (loss) earnings	$(391)	$54
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	(23)	(17)
Changes in pension and other employee benefit accounts	52	32
Changes in derivative financial instruments	(5)	15
Total other comprehensive income, net of tax	24	30
Comprehensive (loss) income including noncontrolling interest	(367)	84
Comprehensive income attributable to noncontrolling interest	—	—
Comprehensive (loss) income attributable to United States Steel Corporation	$(367)	$84

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents (Note 7)	$1,350	$749
Receivables, less allowance of $33 and $28	1,085	956
Receivables from related parties (Note 20)	87	221
Inventories (Note 8)	2,075	1,785
Other current assets	89	102
Total current assets	4,686	3,813
Long-term restricted cash (Note 7)	143	188
Operating lease assets (Note 9)	246	230
Property, plant and equipment	17,131	17,077
Less accumulated depreciation and depletion	11,724	11,630
Total property, plant and equipment, net	5,407	5,447
Investments and long-term receivables, less allowance of $8 and $5	1,421	1,466
Intangibles – net (Note 10)	134	150
Deferred income tax benefits (Note 13)	5	19
Other noncurrent assets	324	295
Total assets	$12,366	$11,608
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$2,033	$1,970
Accounts payable to related parties (Note 20)	100	84
Payroll and benefits payable	325	336
Accrued taxes	118	116
Accrued interest	42	45
Current operating lease liabilities (Note 9)	60	60
Current portion of long-term debt (Note 16)	99	14
Total current liabilities	2,777	2,625
Noncurrent operating lease liabilities (Note 9)	193	177
Long-term debt, less unamortized discount and debt issuance costs (Note 16)	4,616	3,627
Employee benefits	584	532
Deferred income tax liabilities (Note 13)	6	4
Deferred credits and other noncurrent liabilities	464	550
Total liabilities	8,640	7,515
Contingencies and commitments (Note 22)
Stockholders’ Equity (Note 18):
Common stock (179,027,981 and 178,555,206 shares issued) (Note 14)	179	179
Treasury stock, at cost (8,653,246 and 8,509,337 shares)	(175)	(173)
Additional paid-in capital	4,024	4,020
Retained earnings	151	544
Accumulated other comprehensive loss (Note 19)	(454)	(478)
Total United States Steel Corporation stockholders’ equity	3,725	4,092
Noncontrolling interests	1	1
Total liabilities and stockholders’ equity	$12,366	$11,608
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Increase (decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net (loss) earnings	$(391)	$54
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	160	143
Tubular asset impairment charges (Notes 1 and 10)	263	—
Gain on equity investee transactions	(31)	—
Restructuring and other charges (Note 21)	41	—
Pensions and other postretirement benefits	(1)	30
Deferred income taxes (Note 13)	6	6
Net loss on sale of assets	—	4
Equity investee earnings, net of distributions received	8	(9)
Changes in:
Current receivables	(97)	(124)
Inventories	(204)	(50)
Current accounts payable and accrued expenses	139	(73)
Income taxes receivable/payable	3	41
All other, net	(38)	7
Net cash (used in) provided by operating activities	(142)	29
Investing activities:
Capital expenditures	(282)	(302)
Proceeds from sale of assets	1	—
Proceeds from sale of ownership interests in equity investees	8	—
Investments, net	(4)	—
Net cash used in investing activities	(277)	(302)
Financing activities:
Revolving credit facilities - borrowings, net of financing costs (Note 16)	1,202	—
Revolving credit facilities - repayments (Note 16)	(281)	—
Issuance of long-term debt, net of financing costs (Note 16)	67	—
Repayment of long-term debt (Note 16)	(2)	—
Common stock repurchased (Note 24)	—	(42)
Dividends paid	(2)	(9)
Taxes paid for equity compensation plans (Note 12)	(1)	(5)
Net cash provided by (used in) financing activities	983	(56)
Effect of exchange rate changes on cash	(6)	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	558	(331)
Cash, cash equivalents and restricted cash at beginning of year (Note 7)	939	1,040
Cash, cash equivalents and restricted cash at end of period (Note 7)	$1,497	$709

Supplemental Cash Flow Information:
Non-cash investing and financing activities:
Change in accrued capital expenditures	$(66)	$(32)
U. S. Steel common stock issued for employee/non-employee director stock plans	17	15
Capital expenditures funded by finance lease borrowings	29	16
Export Credit Agreement (ECA) financing	34	—

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
The year-end Condensed Consolidated Balance Sheet data was derived from audited statements but does not include all disclosures required for complete financial statements by accounting principles generally accepted in the United States of America (U.S. GAAP). The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair statement of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which should be read in conjunction with these condensed financial statements.
Property, plant and equipment
U. S. Steel evaluates impairment of its property, plant and equipment whenever circumstances indicate that the carrying value may not be recoverable. We evaluate impairment of long-lived assets at the asset group level. Our asset groups are Flat-Rolled, welded tubular, seamless tubular and U. S. Steel Europe (USSE). Asset impairments are recognized when the carrying value of an asset group exceeds its recoverable amount as determined by the asset group's aggregate projected discounted cash flows.
During 2019, the challenging steel market environment in the U.S. and Europe and recent losses in the welded tubular asset group were considered triggering events for the Flat-Rolled, USSE and welded tubular asset groups. U. S. Steel completed a quantitative analysis of its long-lived assets for these asset groups and determined that the assets were not impaired. There were no triggering events for seamless tubular in 2019.
For the period ended March 31, 2020, the steep decline in oil prices that resulted from market oversupply and declining demand was considered a triggering event for the welded tubular and seamless tubular asset groups. A quantitative analysis was completed for both asset groups and a $263 million impairment, consisting of an impairment of $196 million for property, plant and equipment and $67 million for intangible assets (See Note 10) was recorded for the welded tubular asset group while no impairment was indicated for the seamless tubular asset group.
2.    New Accounting Standards

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, (ASU 2020-04). ASU 2020-04 provides optional exceptions for applying generally accepted accounting principles to modifications of contracts, hedging relationships, and other transactions that reference LIBOR or another rate that will be discontinued by reference rate reform if certain criteria are met. U. S. Steel is currently assessing the impact of the ASU but does not believe it will have a material impact on its Consolidated Financial Statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 simplifies accounting for income taxes by removing certain exceptions from the general principles in Topic 740 including elimination of the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items such as other comprehensive income. ASU 2019-12 also clarifies and amends certain guidance in Topic 740. ASU 2019-12 is effective for public companies for fiscal years beginning after December 15, 2020, including interim periods, with early adoption of all amendments in the same period permitted. U. S. Steel is currently assessing the impact of the ASU, but does not believe it will have a significant impact on its Consolidated Financial Statements.
3.    Recently Adopted Accounting Standard

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which adds an impairment model that is based on expected losses rather than incurred losses. Under ASU 2016-13, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 was effective for public companies for fiscal years beginning after December 15, 2019 including interim reporting periods. U. S. Steel adopted this standard effective January 1, 2020. The impact of adoption was not material to the Condensed Consolidated Financial Statements.

U. S. Steel's significant financial instruments which are valued at cost are trade receivables (receivables). U. S. Steel's receivables carry standard industry terms and are categorized in two receivable pools, U.S. and U. S. Steel Europe (USSE). Both pools use customer specific risk ratings based on customer financial metrics, past payment experience and other factors and qualitatively consider economic conditions to assess the level of allowance for doubtful accounts. USSE mitigates credit risk for over 70 percent of its receivables balance using credit insurance, letters of credit, bank guarantees, prepayments or other collateral. Below is a summary of the allowance for doubtful accounts for the segments. Additional reserve recorded in the period ended March 31, 2020 primarily reflects uncertainty over near-term anticipated market conditions.

(in millions)	U.S.	USSE	Total Allowance
Balance at December 31, 2019	$12	$16	$28
Additional reserve	5	—	5
Balance at March 31, 2020	$17	$16	$33

4.    Segment Information
U. S. Steel has three reportable segments: North American Flat-Rolled (Flat-Rolled), U. S. Steel Europe (USSE); and Tubular Products (Tubular). U. S. Steel's investment in Big River Steel and the results of our railroad and real estate businesses that do not constitute reportable segments are combined and disclosed in the Other Businesses category.
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

The results of segment operations for the three months ended March 31, 2020 and 2019 are:

(In millions) Three Months Ended March 31, 2020	Customer Sales	Intersegment Sales	Net Sales	Earnings (loss) from investees	Earnings (loss) before interest and income taxes
Flat-Rolled	$1,974	$62	$2,036	$4	$(35)
USSE	505	1	506	—	(14)
Tubular	255	3	258	1	(48)
Total reportable segments	2,734	66	2,800	5	(97)
Other Businesses	14	28	42	(13)	1
Reconciling Items and Eliminations	—	(94)	(94)	—	(279)
Total	$2,748	$—	$2,748	$(8)	$(375)

Three Months Ended March 31, 2019
Flat-Rolled	$2,405	$69	$2,474	$7	$95
USSE	737	3	740	—	29
Tubular	343	2	345	2	10
Total reportable segments	3,485	74	3,559	9	134
Other Businesses	14	30	44	—	8
Reconciling Items and Eliminations	—	(104)	(104)	—	(31)
Total	$3,499	$—	$3,499	$9	$111

The following is a schedule of reconciling items to consolidated earnings before interest and income taxes:

	Three Months Ended March 31,
(In millions)	2020	2019
Items not allocated to segments:
Tubular asset impairment charges (Notes 1 and 10)	$(263)	$—
Restructuring and other charges (Note 21)	(41)	$—
Gain on previously held investment in UPI	25	—
December 24, 2018 Clairton coke making facility fire	—	(31)
Total reconciling items	$(279)	$(31)

5.     Acquisition

On February 29, 2020, U. S. Steel purchased the remaining 50% ownership interest in USS-POSCO Industries (UPI) for $3 million, net of cash received of $2 million. There was an assumption of accounts payable owed to U. S. Steel for prior sales of steel substrate of $135 million associated with the purchase that is reflected as a reduction in receivables from related parties on the Company's Condensed Consolidated Balance Sheet. UPI is located in Pittsburg, California and markets sheet and tin mill products, principally in the western United States. UPI produces hot rolled pickled and oiled, cold-rolled sheets, galvanized sheets and tin mill products made from hot bands principally provided by U. S. Steel. UPI’s annual production capability is approximately 1.5 million tons. The remaining interest in UPI was purchased by the Company to obtain more control over the future of this investment. The Company had a liability that resulted from historical losses recorded due to our continuing involvement in the previously held equity investment in UPI. Using step acquisition accounting we increased the value of our previously held equity investment to its fair value of $5 million which resulted in a gain of approximately $25 million. The gain was recorded in gain on equity investee transactions in the Condensed Consolidated Statement of Operations.

There was a step-up to fair value for property, plant and equipment of $47 million and an intangible asset of $54 million that was recorded. The intangible asset arises from a land lease contract, under which a certain portion of payment owed to UPI is realized in the form of deductions from electricity costs. The intangible asset will be amortized over a ten year period. Transaction costs associated with the acquisition and the amount of revenue recognized in the Condensed Consolidated Statement of Operations as a result of the acquisition were not significant.

The following table presents the allocation of the aggregate purchase price based on estimated fair values.

(in millions)
Assets Acquired:
Receivables	$44
Inventories	96
Other current assets	3
Property, plant and equipment	97
Intangibles	54
Other noncurrent assets	1
Total Assets Acquired	$295

Liabilities Assumed:
UPI accounts payable for substrate purchased from U. S. Steel (a)	$135
Accounts payable and accrued liabilities	19
Payroll and benefits payable	15
Current portion of long-term debt	55
Employee benefits	63
Total Liabilities Assumed	$287

Fair value of previously held investment in UPI	$5
Purchase price - net of cash acquired	3
Difference in assets acquired and liabilities assumed	$8
(a) The transaction to purchase UPI included the assumption of $135 million of accounts payable owed to U. S. Steel for prior sales of steel substrate to UPI. This amount is reflected as a reduction in receivables from related parties in the Company's Condensed Consolidated Balance Sheet as both the corresponding receivable and payable amounts between U. S. Steel and UPI are eliminated in consolidation upon acquisition.

U. S. Steel is continuing to conform accounting policies and procedures and evaluate assets and liabilities assumed. The results of this process may lead to further adjustments to the purchase price allocation presented above.

6.     Revenue

Revenue is generated primarily from contracts to produce, ship and deliver steel products, and to a lesser extent, raw materials sales such as iron ore pellets and coke by-products and railroad services and real estate sales. Generally, U. S. Steel’s performance obligations are satisfied and revenue is recognized at a point in time, when title transfers to our customer for product shipped or services are provided. Revenues are recorded net of any sales incentives. Shipping and other transportation costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Costs related to obtaining sales contracts are incidental and are expensed when incurred. Because customers are invoiced at the time title transfers and U. S. Steel’s right to consideration is unconditional at that time, U. S. Steel does not maintain contract asset balances. Additionally, U. S. Steel does not maintain contract liability balances, as performance obligations are satisfied prior to customer payment for product. U. S. Steel offers industry standard payment terms.

U. S. Steel has three reportable segments: Flat-Rolled, USSE and Tubular. Flat-Rolled primarily generates revenue from sheet and coated product sales to North American customers. Flat-Rolled also sells slabs, iron ore pellets and coke making by-products. USSE sells slabs, sheet, strip mill plate, coated products and spiral welded pipe to customers primarily in the Eastern European market. Tubular sells seamless and electric resistance welded (ERW) steel casing and tubing (commonly known as oil country tubular goods or OCTG), standard and line pipe and mechanical tubing and primarily serves customers in the oil, gas and petrochemical markets. Revenue from our railroad and real estate businesses is reported in the Other Businesses category in our segment reporting structure. The following tables disaggregate our revenue by product for each of our reportable business segments for the three months ended March 31, 2020 and 2019, respectively:

Net Sales by Product (In millions):

Three Months Ended March 31, 2020	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$27	$1	$—	$—	$28
Hot-rolled sheets	502	205	—	—	707
Cold-rolled sheets	598	45	—	—	643
Coated sheets	711	229	—	—	940
Tubular products	—	9	251	—	260
All Other (a)	136	16	4	14	170
Total	$1,974	$505	$255	$14	$2,748
(a) Consists primarily of sales of raw materials and coke making by-products.

Three Months Ended March 31, 2019	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$88	$4	$—	$—	$92
Hot-rolled sheets	763	332	—	—	1,095
Cold-rolled sheets	661	88	—	—	749
Coated sheets	728	279	—	—	1,007
Tubular products	—	9	335	—	344
All Other (a)	165	25	8	14	212
Total	$2,405	$737	$343	$14	$3,499
(a) Consists primarily of sales of raw materials and coke making by-products.
7.     Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within U. S. Steel's Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statement of Cash Flows:

(In millions)	March 31, 2020	March 31, 2019
Cash and cash equivalents	$1,350	$676
Restricted cash in other current assets	4	2
Long-term restricted cash	143	31
Total cash, cash equivalents and restricted cash	$1,497	$709

In order to preserve cash and enhance our liquidity during the COVID-19 outbreak and disruptions in the oil and gas industry, we borrowed an additional $800 million under the Fifth Amended and Restated Credit Agreement which was held as cash on our Condensed Consolidated Balance Sheet at March 31, 2020.

Amounts included in restricted cash represent cash balances which are legally or contractually restricted, primarily for electric arc furnace construction, environmental capital expenditure projects and insurance purposes.
8.    Inventories
Inventories are carried at the lower of cost or market for last-in, first-out (LIFO) inventories and lower of cost and net realizable value for first-in, first-out (FIFO) method inventories. The LIFO method is the predominant method of inventory costing in the United States. The FIFO method is the predominant inventory costing method in Europe. At March 31, 2020 and December 31, 2019, the LIFO method accounted for 65 percent and 75 percent of total inventory values, respectively.

(In millions)	March 31, 2020	December 31, 2019
Raw materials	$633	$628
Semi-finished products	954	720
Finished products	428	376
Supplies and sundry items	60	61
Total	$2,075	$1,785

Current acquisition costs were estimated to exceed the above inventory values by $762 million and $735 million at March 31, 2020 and December 31, 2019, respectively. As a result of the liquidation of LIFO inventories, cost of sales increased and earnings before interest and income taxes decreased by $5 million and $1 million for the three months ended March 31, 2020 and March 31, 2019, respectively.
Inventory includes $40 million of land held for residential/commercial development as of both March 31, 2020 and December 31, 2019.
9.    Leases

Effective January 1, 2019, U. S. Steel adopted ASU 2016-02 using the modified retrospective transition method outlined in ASU 2018-11 which permitted application of ASU 2016-02 on January 1, 2019 using a cumulative effect adjustment to the opening balance of retained earnings.
Operating lease assets consist primarily of office space, aircraft, heavy mobile equipment used in our mining operations and facilities and equipment under operating service agreements for electricity generation and scrap processing. Significant finance leases include the Fairfield slab caster lease and heavy mobile equipment used in our mining operations (see Note 16 for further details). Variable lease payments are primarily related to operating service agreements where payment is solely dependent on consumption of certain services, such as raw material and by-product processing. Generally, we are not reasonably certain that renewal options or purchase options will be exercised. There is no impact to our leased assets for residual value guarantees as the potential loss is not probable (see “Other Contingencies” in Note 22 for further details). We do not have material restrictive covenants associated with our leases or material amounts of sublease income. From time to time, U. S. Steel may enter into arrangements for the construction or purchase of an asset and then enter into a financing arrangement to lease the asset. U. S. Steel recognizes leased assets and liabilities under these arrangements when it obtains control of the asset.

The following table summarizes the lease amounts included in our Condensed Consolidated Balance Sheet as of March 31, 2020 and December 31, 2019.

(In millions)	Balance Sheet Location	March 31, 2020	December 31, 2019
Assets
Operating	Operating lease assets (a)	$246	$230
Finance	Property, plant and equipment (b)	82	56
Total Lease Assets		$328	$286

Liabilities
Current
Operating	Current operating lease liabilities	$60	$60
Finance	Current portion of long-term debt	15	11
Non-Current
Operating	Noncurrent operating lease liabilities	193	177
Finance	Long-term debt less unamortized discount and issue costs	74	51
Total Lease Liabilities		$342	$299
(a) Operating lease assets are recorded net of accumulated amortization of $57 million and $50 million as of March 31, 2020 and December 31, 2019, respectively.
(b) Finance lease assets are recorded net of accumulated depreciation of $29 million and $27 million as of March 31, 2020 and December 31, 2019, respectively.

The following table summarizes lease costs included in our Condensed Consolidated Statement of Operations for the three month periods ended March 31, 2020 and March 31, 2019.

(In millions)	Classification	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating Lease Cost (a)	Cost of sales	$18	$21
Operating Lease Cost	Selling, general and administrative expenses	3	3
Finance Lease Cost
Amortization	Depreciation, depletion and amortization	3	1
Interest	Interest expense	1	—
Total Lease Cost		$25	$25
(a) Operating lease cost recorded in cost of sales includes $3 million and $5 million of variable lease cost for the three months ended March 31, 2020 and March 31, 2019, respectively. An immaterial amount of variable lease cost is included in selling, general and administrative expenses and immaterial amounts of short-term lease cost are included in cost of sales and selling, general and administrative expenses.

Lease liability maturities as of March 31, 2020 are shown below.

(In millions)	Operating	Finance	Total
2020	$59	$16	$75
2021	64	19	83
2022	51	23	74
2023	39	12	51
2024	31	9	40
After 2024	61	23	84
Total Lease Payments	$305	$102	$407
Less: Interest	52	13	65
Present value of lease liabilities	$253	$89	$342

Lease terms and discount rates are shown below.

As of March 31, 2020
Weighted average lease term
Finance	5 years
Operating	5 years

Weighted average discount rate
Finance	5.07%
Operating	7.40%

Supplemental cash flow information related to leases follows.

(In millions)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18	$18
Operating cash flows from finance leases	1	—
Financing cash flows from finance leases	2	—
Right-of-use assets exchanged for lease liabilities:
Operating leases	32	8
Finance leases	29	16

10.     Intangible Assets
Intangible assets that are being amortized on a straight-line basis over their estimated useful lives are detailed below:

		As of March 31, 2020				As of December 31, 2019
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22 Years	$132	$55	$77	$—	$132	$76	$56
Patents	10-15 Years	22	7	9	6	22	8	14
Energy Contract	10 Years	54	—	1	53	—	—	—
Other Intangibles	4-20 Years	14	5	9	—	14	9	5
Total amortizable intangible assets		$222	$67	$96	$59	$168	$93	$75

Identifiable intangible assets with finite lives are reviewed for impairment whenever events or circumstances indicate that the carrying values may not be recoverable. For the period ended March 31, 2020, the steep decline in oil prices that resulted from market oversupply and declining demand was considered a triggering event for the welded tubular asset group. A quantitative analysis was completed and resulted in a $67 million impairment of the welded tubular asset group's intangible assets. See Note 1 for further details.
Amortization expense was $3 million and $2 million for the three months ended March 31, 2020 and March 31, 2019, respectively. The estimated amortization expense for the remainder of 2020 is $5 million. We expect approximately $6 million in annual amortization expense through 2024.
As part of the purchase of UPI, we acquired an intangible asset with a fair value of approximately $54 million that will be amortized over ten years. This asset arises from a land lease contract, under which a certain portion of payment owed to UPI is realized in the form of deductions from electricity costs. See Note 5 to the Condensed Consolidated Financial Statements for further details.
The carrying amount of acquired water rights with indefinite lives as of March 31, 2020 and December 31, 2019 totaled $75 million. The acquired water rights are tested for impairment annually in the third quarter, or whenever events or circumstances indicate the carrying value may not be recoverable. U. S. Steel performed a quantitative impairment evaluation of its acquired water rights during the third quarter of 2019. Based on the results of the evaluation, the water rights were not impaired.

11.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost for the three months ended March 31, 2020 and 2019:

	Pension Benefits		Other Benefits
(In millions)	2020	2019	2020	2019
Service cost	$12	$11	$3	$3
Interest cost	48	60	16	23
Expected return on plan assets	(81)	(81)	(20)	(20)
Amortization of prior service cost	—	—	(2)	7
Amortization of actuarial net loss (gain)	36	33	(4)	1
Net periodic benefit cost, excluding below	15	23	(7)	14
Multiemployer plans	21	18	—	—
Settlement, termination and curtailment losses (a)	6	—	—	—
Net periodic benefit cost (income)	$42	$41	$(7)	$14
(a) During the three months ended March 31, 2020 the pension plan incurred special termination charges of approximately $6 million due to workforce restructuring.
Employer Contributions
During the first three months of 2020, U. S. Steel made cash payments of $20 million to the Steelworkers’ Pension Trust, $1 million of pension payments not funded by trusts and $10 million for other postretirement benefit payments not funded by trusts.
Company contributions to defined contribution plans totaled $10 million for both the three months ended March 31, 2020 and 2019.

12.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee) under the 2005 Stock Incentive Plan (the 2005 Plan) and the 2016 Omnibus Incentive Compensation Plan (the Omnibus Plan). On April 26, 2016, the Company's stockholders approved the Omnibus Plan and authorized the Company to issue up to 7,200,000 shares of U. S. Steel common stock under the Omnibus Plan. The Company's stockholders authorized the issuance of an additional 6,300,000 shares under the Omnibus Plan on April 25, 2017. While the awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of March 31, 2020, there were 926,361 shares available for future grants under the Omnibus Plan. On April 28, 2020, our stockholders approved an additional 4,700,000 shares to be available for grant under the Omnibus Plan.

Recent grants of stock-based compensation consist of restricted stock units, total stockholder return (TSR) performance awards and return on capital employed (ROCE) performance awards. Shares of common stock under the Omnibus Plan are issued from authorized, but unissued stock. The following table is a summary of the awards made under the Omnibus Plan during the first three months of 2020 and 2019.

	2020		2019
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Restricted Stock Units	2,624,470	$8.83	975,750	$23.91
Performance Awards (c)
TSR	659,620	$8.20	210,520	$29.22
ROCE (d)	—	$—	526,140	$23.92
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted average for all grants during the period.
(c) The number of performance awards shown represents the target value of the award.

(d) The ROCE awards granted in 2020 are not shown in the table above because they were granted in cash.

U. S. Steel recognized pretax stock-based compensation expense in the amount of $4 million and $8 million in the three-month periods ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, total future compensation expense related to nonvested stock-based compensation arrangements was $30 million, and the weighted average period over which this expense is expected to be recognized is approximately 21 months.

Restricted stock units awarded as part of annual grants generally vest ratably over three years. Their fair value is the market price of the underlying common stock on the date of grant. Restricted stock units granted in connection with new-hire or retention grants generally cliff vest three years from the date of the grant.

TSR performance awards may vest at varying levels at the end of a three-year performance period if U. S. Steel's total stockholder return compared to the total stockholder return of a peer group of companies meets specified performance criteria with each year in the three-year performance period weighted at 20 percent and the full three-year performance period weighted at 40 percent. TSR performance awards can vest at between zero and 200 percent of the target award. The fair value of the TSR performance awards is calculated using a Monte-Carlo simulation.

ROCE performance awards may vest at the end of a three-year performance period contingent upon meeting the specified ROCE goal. ROCE performance awards can vest at between zero and 200 percent of the target award. The fair value of the ROCE performance awards is the average market price of the underlying common stock on the date of grant. The 2020 ROCE performance awards were granted in cash.

For further details about our stock-based compensation incentive plans and stock awards see Note 15 of the United States Steel Corporation Annual Report on Form 10-K for the fiscal year-ended December 31, 2019.
13.    Income Taxes
Tax provision
For the three months ended March 31, 2020 and 2019, we recorded a tax benefit of $19 million on our pretax loss of $410 million and a tax provision of $8 million on our pretax earnings of $62 million, respectively. In general, the amount of tax expense or benefit from continuing operations is determined without regard to the tax effect of other categories of income or loss, such as other comprehensive income. However, an exception to this rule applies when there is a loss from continuing operations and income from other categories. In 2020, the tax benefit includes a discrete benefit of $10 million related to this accounting exception. Due to the full valuation allowance on our domestic deferred tax assets, the tax benefit in 2020 does not reflect any additional tax benefit for domestic pretax losses. In 2019, the tax provision reflects a benefit for percentage depletion in excess of cost depletion from iron ore that we produce and consume or sell.
The tax provision for the first three months of 2020 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax earnings or loss.
During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2020 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2020 could be materially different from the forecasted amount used to estimate the tax provision for the three months ended March 31, 2020.
Deferred taxes
Each quarter U. S. Steel analyzes the likelihood that our deferred tax assets will be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion, or all, of the deferred tax asset may not be realized.

At March 31, 2020, U. S. Steel reviewed all available positive and negative evidence and determined that it is more likely than not that all of its net domestic deferred tax assets may not be realized.

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
Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in Accounting Standards Codification (ASC) Topic 740 on income taxes. The total amount of gross unrecognized tax benefits was $3 million as of both March 31, 2020 and December 31, 2019. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2 million as of both March 31, 2020 and December 31, 2019.
U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Condensed Consolidated Statement of Operations. Any penalties are recognized as part of selling, general and administrative expenses. As of both March 31, 2020 and December 31, 2019, U. S. Steel had accrued liabilities of $2 million for interest and penalties related to uncertain tax positions, respectively.
It is reasonably expected that during the next 12 months unrecognized tax benefits related to income tax positions will change by an immaterial amount.
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
The computations for basic and diluted (loss) earnings per common share from continuing operations are as follows:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2020	2019
(Loss) earnings attributable to United States Steel Corporation stockholders	$(391)	$54
Weighted-average shares outstanding (in thousands):
Basic	170,224	173,241
Effect of convertible notes	—	—
Effect of stock options, restricted stock units and performance awards	—	1,304
Adjusted weighted-average shares outstanding, diluted	170,224	174,545
Basic (loss) earnings per common share	$(2.30)	$0.31
Diluted (loss) earnings per common share	$(2.30)	$0.31

The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted earnings per common share:

	Three Months Ended March 31,
(In thousands)	2020	2019
Securities granted under the 2016 Omnibus Incentive Compensation Plan, as amended	4,942	3,179
Securities convertible under the Senior Convertible Notes	—	—
Total	4,942	3,179

Dividends Paid Per Share
The dividend for the first quarter of 2020 and 2019 was one cent and five cents per common share, respectively.

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
In 2018, U. S. Steel entered into long-term freight contracts in its domestic operations that require payment in Canadian dollars (CAD). We entered into foreign exchange forward contracts with remaining maturities up to 9 months to exchange USD for CAD to mitigate a portion of the related risk of exchange rate fluctuations and to manage our currency requirements. We elected to designate these contracts as cash flow hedges.
U. S. Steel may use fixed-price forward physical purchase contracts to partially manage our exposure to price risk related to the purchases of natural gas, zinc, and tin used in the production process. Generally, forward physical purchase contracts qualify for the normal purchase and normal sales exceptions described in ASC Topic 815 and are not subject to mark-to-market accounting. U. S. Steel also uses financial swaps to protect from the commodity price risk associated with purchases of natural gas, zinc and tin (commodity purchase swaps). In January 2020, the Company began purchasing commodity purchase swaps to mitigate variable purchase price risk for electricity at our Gary Works location. We elected cash flow hedge accounting for our U.S. commodity purchase swaps for natural gas, zinc and tin and use mark-to-market accounting for commodity purchase swaps used in our European operations and for electricity commodity purchase swaps.
In accordance with the guidance in ASC Topic 820 on fair value measurements and disclosures, the fair value of our foreign exchange forwards, commodity purchase swaps and sales swaps was determined using Level 2 inputs, which are defined as "significant other observable" inputs. The inputs used are from market sources that aggregate data based upon market transactions.
The table below shows the outstanding swap quantities used to hedge forecasted purchases and sales as of March 31, 2020 and March 31, 2019:

Hedge Contracts	Classification	March 31, 2020		March 31, 2019
Natural gas (in mmbtus)	Commodity purchase swaps	52,464,000		56,894,000
Tin (in metric tons)	Commodity purchase swaps	870		1,475
Zinc (in metric tons)	Commodity purchase swaps	21,044		13,651
Electricity (in megawatt hours)	Commodity purchase swaps	1,024,000		—
Foreign currency (in millions of euros)	Foreign exchange forwards		€259		€296
Foreign currency (in millions of CAD)	Foreign exchange forwards	C$	23	C$	48

The following summarizes the fair value amounts included in our Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019:

(In millions) Designated as Hedging Instruments	Balance Sheet Location	March 31, 2020	December 31, 2019
Commodity purchase swaps	Accounts receivable	2	1
Commodity purchase swaps	Accounts payable	27	17
Commodity purchase swaps	Investments and long-term receivables	—	1
Commodity purchase swaps	Other long-term liabilities	5	7
Foreign exchange forwards	Accounts receivable	6	—
Foreign exchange forwards	Accounts payable	2	1

Not Designated as Hedging Instruments
Commodity purchase swaps	Accounts payable	1	—
Commodity purchase swaps	Other long-term liabilities	1	—
Foreign exchange forwards	Accounts receivable	3	4

The table below summarizes the effect of hedge accounting on AOCI and amounts reclassified from AOCI into earnings for the three months ended March 31, 2020 and 2019:

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Location of Reclassification from AOCI (a)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Commodity purchase swaps	(8)	18	Cost of sales (b)	(8)	(4)
Foreign exchange forwards	5	1	Cost of sales	—	—
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items since ineffectiveness is less than $1 million.
(b) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.

The table below summarizes the impact of derivative activity where hedge accounting has not been elected on our Condensed Consolidated Statement of Operations for the three months ended March 31, 2020 and 2019:

		Amount of Gain (Loss) Recognized in Income
(In millions)	Statement of Operations Location	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Commodity purchase swaps (a)	Cost of sales	(2)	—
Foreign exchange forwards	Other financial costs	4	9
(a) In January 2020, we began utilizing commodity purchase swaps to mitigate variable electricity price risk at our Gary Works location.

At current contract values, $21 million currently in AOCI as of March 31, 2020 will be recognized as an increase in cost of sales over the next year as related hedged items are recognized in earnings. The maximum derivative contract duration for commodity purchase swaps where hedge accounting was elected is 21 months. The maximum contract duration for commodity purchase swaps where hedge accounting was not elected is 34 months.
16.    Debt

(In millions)	Interest Rates %	Maturity	March 31, 2020	December 31, 2019
2037 Senior Notes	6.650	2037	$350	$350
2026 Senior Notes	6.250	2026	650	650
2026 Senior Convertible Notes	5.000	2026	350	350
2025 Senior Notes	6.875	2025	750	750
Environmental Revenue Bonds	4.875 - 6.750	2024 - 2049	620	620
Fairfield Caster Lease		2022	18	18
Other finance leases and all other obligations		2021 - 2029	75	48
ECA Credit Agreement	Variable	2031	104	—
Amended Credit Facility, $2.0 billion	Variable	2024	1,500	600
UPI Amended Credit Facility	Variable	2020	79	—
USSK Credit Agreement	Variable	2023	384	393
USSK Credit Facilities	Variable	2021	—	—
Total Debt			4,880	3,779
Less unamortized discount and debt issuance costs			165	138
Less short-term debt and long-term debt due within one year			99	14
Long-term debt			$4,616	$3,627

To the extent not otherwise discussed below, information concerning the senior notes, the Senior Convertible Notes and other listed obligations can be found in Note 17 of the audited financial statements in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Export Credit Agreement
Funding of U. S. Steel’s vendor supported Export Credit Agreement (ECA) occurred on February 19, 2020. U. S. Steel borrowed $104 million under the ECA as of March 31, 2020. Loan repayments start six months after the starting point of credit as defined in the loan agreement with a total repayment term up to eight years. Loan availability and repayment terms are subject to certain customary covenants and events of default. The purpose of the ECA is to finance equipment purchased for the endless casting and rolling facility under construction at our Mon Valley Works facility in Braddock, Pennsylvania. In response to the decline in demand for our products resulting from the COVID-19 outbreak, we have delayed construction of our endless casting and rolling line at Mon Valley Works. We have also paused our borrowing under the ECA pending an update to the agreement or resumption of construction.

Amended and Restated Credit Agreement
As of March 31, 2020, there was $1.5 billion drawn under the $2.0 billion Fifth Credit Facility Agreement (Credit Facility Agreement). U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of 10 percent of the total aggregate commitments and $200 million. Based on the most recent four quarters as of March 31, 2020, we would not have met the fixed charge coverage ratio test; therefore, the amount available to the Company under this facility is effectively reduced by $200 million. The availability under the Credit Facility Agreement was $300 million as of March 31, 2020.

The Credit Facility Agreement provides for borrowings at interest rates based on defined, short-term market rates plus a spread based on availability and includes other customary terms and conditions including restrictions on our ability to create certain liens and to consolidate, merge or transfer all, or substantially all, of our assets. The Credit Facility Agreement expires in October 2024. Maturity may be accelerated 91 days prior to the stated maturity of any outstanding senior debt if excess cash and credit facility availability do not meet the liquidity conditions set forth in the Credit Facility Agreement. Borrowings are secured by liens on certain North American inventory and trade accounts receivable. The value of our inventory and trade accounts receivable less specified reserves calculated with the Amended and Restated Credit Agreement supported the full amount of the facility at March 31, 2020.

The Credit Facility Agreement has customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in our business or financial condition that is not disclosed in our last published financial results. The facility also has customary defaults, including a cross-default to material indebtedness of U. S. Steel and our subsidiaries.
U. S. Steel Košice (USSK) Credit Facilities
At March 31, 2020, USSK had borrowings of €350 million (approximately $384 million) under its €460 million (approximately $504 million) revolving credit facility (USSK Credit Agreement). The USSK Credit Agreement contains certain USSK specific financial covenants including a minimum stockholders' equity to assets ratio and net debt to EBITDA ratio. The covenants are measured semi-annually at June and December each year for the period covering the last twelve calendar months, with the first net debt to EBITDA measurement occurring at June 2021. USSK must maintain a net debt to EBITDA ratio of less than 6.5 as of June 30, 2021 and 3.5 for semi-annual measurements starting December 31, 2021. If the challenging market conditions in Europe due to COVID-19 persisted for a long period and negatively impacted USSK's projected EBITDA, and if covenant compliance requirements are not amended or waived, it may result in an event of default, under which USSK may not draw upon the facility, and the majority lenders, as defined in the USSK Credit Agreement, may cancel any and all commitments, and/or accelerate full repayment of any or all amounts outstanding under the USSK Credit Agreement. On December 23, 2019, USSK entered into a supplemental agreement that amended the USSK Credit Agreement leverage covenant and pledged certain USSK trade receivables and inventory as collateral in support of USSK's obligations.

At March 31, 2020, USSK had availability of €110 million (approximately $120 million) under the USSK Credit Agreement. The USSK Credit Agreement expires in September 2023.

The USSK Credit Agreement contains customary representations and warranties including, as a condition to borrowing, that it met certain financial covenants since the last measurement date, and that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, and representations as to no material adverse change in our business or financial condition since December 31, 2017. The facility also has customary defaults, including a cross-default upon acceleration of material indebtedness of USSK and its subsidiaries.
At March 31, 2020, USSK had no borrowings under its €20 million and €10 million credit facilities (collectively, approximately $33 million) and the availability was approximately $32 million due to approximately $1 million of customs and other guarantees outstanding.
Each of these facilities bear interest at the applicable inter-bank offer rate plus a margin and contain customary terms and conditions.
USS-POSCO Industries Credit Facility
At March 31, 2020, USS-POSCO Industries (UPI) had borrowings of $79 million under its $110 million revolving credit facility (UPI Amended Credit Facility). Borrowings are secured by liens on certain UPI inventory and trade accounts receivable. The UPI Amended Credit Facility provides for borrowings at interest rates based on defined, short-term market rates plus a spread based on availability and includes other customary terms and conditions. At March 31, 2020, UPI had availability of $13 million under the UPI Amended Credit Facility. The agreement expires in August 2020.
Change in control event
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $4,166 million as of March 31, 2020 may be declared due and payable; (b) the Credit Facility Agreement and the USSK credit facilities may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either purchase the leased Fairfield Works slab caster for approximately $19 million or provide a letter of credit to secure the remaining obligation.
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
All of the options are marked to fair value each period using a Monte Carlo simulation which is considered a Level 3 valuation technique. Level 3 valuation techniques include inputs to the valuation methodology that are considered unobservable and significant to the fair value measurement. The net change in fair value of the options during the three months ended March 31, 2020 resulted in an $11 million decrease to net interest and other financial costs. The financial impact was due to an increase in U. S. Steel’s credit spread partially offset by a lower risk free interest rate and a lower Big River Steel equity value.
The following table shows the change in fair value by option.

(In millions)	Balance Sheet Location	Fair Value asset/(liability) at December 31, 2019	Fair Value Mark to Market gain/(loss)	Fair Value asset/(liability) at March 31, 2020
U. S. Steel Call Option	Investments and Long-Term Receivables	$166	$(28)	$138
Class B Common Put Option	Deferred credits and other noncurrent liabilities	$(192)	$39	$(153)
Class B Common Call Option	Deferred credits and other noncurrent liabilities	$(2)	$—	$(2)
Net Mark to Market Impact			$11

The fair value of the U. S. Steel Call Option and Class B Common Put Option are most significantly impacted by certain unobservable inputs including:  Big River Steel’s equity value (Equity Value); and Volatility, which is calculated from the market price movements of certain peer companies. Increases in Equity Value increase the fair value of the U. S. Steel Call Option and decrease the fair value of the Class B Common Put Option. For the period ended March 31, 2020, the equity value was adjusted downward to reflect uncertainty in the market related to COVID-19 impacts. Increases in Volatility increase both the fair value of the U. S. Steel Call Option and the Class B Common Put Option. The Class B Common Put Option is also significantly impacted by U. S. Steel’s credit spread (Credit Spread) which is the estimated premium to borrow money in excess of the risk-free rate considering the subordinated nature of the Class B Common Put Option. Increases in the Credit Spread reduce the fair value of the Class B Common Put Option. See Note 20 of the audited financial statements in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for further details.

The following table summarizes U. S. Steel’s financial liabilities that were not carried at fair value at March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$4,009	$4,621	$3,576	$3,575
(a) Excludes finance lease obligations.
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

18.    Statement of Changes in Stockholders’ Equity

The following table reflects the first three months of 2020 and 2019 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Three Months Ended March 31, 2020 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$4,093	$544	$(478)	$179	$(173)	$4,020	$1
Comprehensive income (loss):
Net loss	(391)	(391)
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	52		52
Currency translation adjustment	(23)		(23)
Derivative financial instruments	(5)		(5)
Employee stock plans	2				(2)	4
Dividends paid on common stock	(2)	(2)
Balance at March 31, 2020	3,726	151	(454)	179	(175)	4,024	1

Three Months Ended March 31, 2019 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$4,203	$1,212	$(1,026)	$177	$(78)	$3,917	$1
Comprehensive income (loss):
Net earnings	54	54
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	32		32
Currency translation adjustment	(17)		(17)
Derivative financial instruments	15		15
Employee stock plans	2			1	(6)	7
Common stock repurchased	(42)				(42)
Dividends paid on common stock	(9)	(9)
Cumulative effect upon adoption of lease accounting standard	(2)	(2)
Balance at March 31, 2019	4,236	1,255	(996)	178	(126)	3,924	1

19.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions)	Pension and Other Benefit Items	Foreign Currency Items	Unrealized Gain (Loss) on Derivatives	Total
Balance at December 31, 2019	$(843)	$381	$(16)	$(478)
Other comprehensive income (loss) before reclassifications	7	(23)	(17)	(33)
Amounts reclassified from AOCI (a)	45	—	12	57
Net current-period other comprehensive income (loss)	52	(23)	(5)	24
Balance at March 31, 2020	$(791)	$358	$(21)	$(454)

Balance at December 31, 2018	$(1,416)	$403	$(13)	$(1,026)
Other comprehensive (loss) income before reclassifications (b)	—	(17)	25	8
Amounts reclassified from AOCI (a)(b)	32	—	(10)	22
Net current-period other comprehensive income (loss)	32	(17)	15	30
Balance at March 31, 2019	$(1,384)	$386	$2	$(996)
(a)See table below for further details.
(b)The Company previously disclosed in Note 20 to the Condensed Consolidated Financial Statements in its Quarterly Report on Form 10-Q for the period ended March 31, 2019, an increase to AOCI of $63 million in the Other comprehensive income before reclassifications line item and a decrease to AOCI of $31 million in the Amounts reclassified from AOCI line item for the three months ended March 31, 2019 amounts for Pension and Other Benefit Items. These amounts should have been disclosed as an increase to AOCI of $0 million and an increase to AOCI of $32 million, respectively, which have been corrected in the table above. The Company concluded that the errors were not material to the financial statements of any prior annual or interim period and therefore, amendments of previously filed reports are not required. The revision had no impact on the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows or the Condensed Consolidated Statements of Comprehensive Income (Loss). Quarterly periods not presented herein will be revised, as applicable, in future filings.

	Amount reclassified from AOCI (b)
(In millions)	Three Months Ended March 31,
Details about AOCI components	2020	2019
Amortization of pension and other benefit items
Prior service costs (a)	$(2)	$7
Actuarial losses (a)	32	34
UPI Purchase Accounting Adjustment	23	—
Total pensions and other benefits items	53	41
Derivative reclassifications to Condensed Consolidated Statements of Operations	12	(13)
Total before tax	65	28
Tax provision	(8)	(6)
Net of tax	$57	$22
(a)These AOCI components are included in the computation of net periodic benefit cost (see Note 11 for additional details).
(b)The corrections noted in footnote (b) to the table above are consistently reflected in this table.
20.    Transactions with Related Parties
Net sales to related parties and receivables from related parties primarily reflect sales of raw materials and steel products to equity investees. Generally, transactions are conducted under long-term contractual arrangements. Related party sales and service transactions were $351 million and $375 million for the three months ended March 31, 2020 and 2019, respectively. The transaction to purchase UPI included the assumption of $135 million of accounts payable owed to U. S. Steel for prior sales of steel substrate to UPI. This amount is reflected as a reduction in receivables from related parties on the Company's Condensed Consolidated

Balance Sheet as both the corresponding receivable and payable amounts between U. S. Steel and UPI are eliminated in consolidation upon acquisition. See Note 5 to the Condensed Consolidated Financial Statements for further details.
Purchases from related parties for outside processing services provided by equity investees amounted to $28 million and $9 million for the three months ended March 31, 2020 and 2019, respectively. Purchases of iron ore pellets from related parties amounted to $18 million and $20 million for the three months ended March 31, 2020 and 2019, respectively.
Accounts payable to related parties include balances due to PRO-TEC Coating Company, LLC (PRO-TEC) of $91 million and $82 million at March 31, 2020 and December 31, 2019, respectively for invoicing and receivables collection services provided by U. S. Steel on PRO-TEC's behalf. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $9 million and $2 million at March 31, 2020 and December 31, 2019, respectively.

21. Restructuring and Other Charges

During the three months ended March 31, 2020, the Company recorded restructuring and other charges of $41 million, which consists of charges of $22 million for the indefinite idling of a significant portion of the Great Lakes Works, $13 million for the indefinite idling of Lorain Tubular Operations and a significant portion of Lone Star Tubular Operations and $6 million for special pension termination charges related to the Company-wide headcount reductions. Cash payments were made related to severance and exit costs of $8 million.
Charges for restructuring initiatives are recorded in the period U. S. Steel commits to a restructuring plan, or executes specific actions contemplated by the plan and all criteria for liability recognition have been met. Charges for restructuring are reported in restructuring and other charges in the Condensed Consolidated Statements of Operations.
The activity in the accrued balances incurred in relation to restructuring programs during the three months ended March 31, 2020 were as follows:

(In millions)	Employee Related Costs	Exit Costs	Total
Balance at December 31, 2019	$87	$125	$212
Additional charges	18	23	41
Cash payments/utilization	(4)	(4)	(8)
Balance at March 31, 2020	$101	$144	$245

Accrued liabilities for restructuring programs are included in the following balance sheet lines:

(In millions)	March 31, 2020	December 31, 2019
Accounts payable	$66	$46
Payroll and benefits payable	73	64
Employee benefits	28	23
Deferred credits and other noncurrent liabilities	78	79
Total	$245	$212

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
Asbestos matters – As of March 31, 2020, U. S. Steel was a defendant in approximately 808 active cases involving approximately 2,400 plaintiffs. The vast majority of these cases involve multiple defendants. About 1,540, or approximately 64 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. At December 31, 2019, U. S. Steel was a defendant in approximately 800 cases involving approximately 2,390 plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.
The following table shows the number of asbestos claims in the current period and the prior three years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved (a)	New Claims	Closing Number of Claims
December 31, 2017	3,340	275	250	3,315
December 31, 2018	3,315	1,285	290	2,320
December 31, 2019	2,320	195	265	2,390
March 31, 2020	2,390	90	100	2,400
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
Further, U. S. Steel does not believe that an accrual for unasserted claims is required. At any given reporting date, it is probable that there are unasserted claims that will be filed against the Company in the future. In 2019, the Company engaged an outside valuation consultant to assist in assessing its ability to estimate an accrual for unasserted claims. This assessment was based on the Company's settlement experience, including recent claims trends. The analysis focused on settlements made over the last several years as these claims are likely to best represent future claim characteristics. After review by the valuation consultant and U. S. Steel management, it was determined that the Company could not estimate an accrual for unasserted claims.
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

(In millions)	Three Months Ended March 31, 2020
Beginning of period	$186
Accruals for environmental remediation deemed probable and reasonably estimable	1
Obligations settled	(9)
End of period	$178

Accrued liabilities for remediation activities are included in the following Condensed Consolidated Balance Sheet lines:

(In millions)	March 31, 2020	December 31, 2019
Accounts payable	$55	$53
Deferred credits and other noncurrent liabilities	123	133
Total	$178	$186

Expenses related to remediation are recorded in cost of sales and were immaterial for both three month periods ended March 31, 2020 and March 31, 2019. It is not currently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 20 to 30 percent.
Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

(1)
Projects with Ongoing Study and Scope Development - Projects which are still in the development phase. For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are six environmental remediation projects where additional costs for completion are not currently estimable, but could be material. These projects are at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI), the Fairless Plant, Gary Works and the former steelmaking plant at Joliet, Illinois. As of March 31, 2020, accrued liabilities for these projects totaled $2 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $30 million to $45 million.

(2)
Significant Projects with Defined Scope - Projects with significant accrued liabilities with a defined scope. As of March 31, 2020, there are four significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $118 million. These projects are Gary Resource Conservation and Recovery Act (RCRA) (accrued liability of $24 million), the former Geneva facility (accrued liability of $41 million), the Cherryvale zinc site (accrued liability of $9 million) and the former Duluth facility St. Louis River Estuary (accrued liability of $44 million).

(3)
Other Projects with a Defined Scope - Projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are two other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at March 31, 2020 was $4 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each have an accrued liability of less than $1 million each. The total accrued liability for these projects at March 31, 2020 was approximately $3 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $23 million at March 31, 2020 and were based on known scopes of work.
Administrative and Legal Costs – As of March 31, 2020, U. S. Steel had an accrued liability of $11 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to comply with various regulations, laws and other requirements relating to the environment. In the first three months of 2020 and 2019, such capital expenditures totaled $4 million and $16 million, respectively. U. S. Steel anticipates making additional such expenditures in the future, which may be material; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
EU Environmental Requirements - Under the Emissions Trading Scheme (ETS), USSK's final allocation of allowances for the Phase III period, which covers the years 2013 through 2020 is 48 million allowances. Based on projected total production levels, we started to purchase allowances in the third quarter of 2017 to meet the annual compliance submission in the future. As of March 31, 2020, we have purchased approximately 12.2 million European Union Allowances (EUA) totaling €141.1 million (approximately $154.6 million) to cover the estimated shortfall of emission allowances. We estimate that the total shortfall will be approximately 12.5 million allowances for the Phase III period. The full cost of complying with the ETS regulations will depend on future production levels and future emissions intensity levels.
The EU’s Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Our most recent estimate of total capital expenditures for projects to comply with or go beyond BAT requirements is €138 million (approximately $151 million) over the actual program period. These costs may be mitigated if USSK complies with certain financial covenants, which are assessed annually. USSK complied with these covenants as of March 31, 2020. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g. bank guarantee) to secure the full value of estimated expenditures. There could be increased operating costs associated with these projects, such as increased energy and maintenance costs. We are currently unable to reliably estimate what the increase in operating costs will be as many projects are in the development stage.
Environmental indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were divested. These indemnifications and cost sharing agreements have included provisions related to the condition of the property, the approved use, certain representations and warranties, matters of title, and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for clean-up or remediation costs relating to the business sold or its then existing conditions or past practices related to non-compliance with environmental laws. Most of the recent indemnification and cost sharing agreements are of a limited nature, only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners or operators of property formerly owned or operated by U. S. Steel may have common law claims and cost recovery and contribution rights against U. S. Steel related to environmental matters. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties divested and deconsolidated. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $178 million of accrued liabilities for remediation discussed above), there are no other known probable and estimable environmental liabilities related to these transactions.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $4 million at March 31, 2020.
Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $26 million at March 31, 2020). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $170 million as of March 31, 2020, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by our Credit Facility Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $147 million and $190 million at March 31, 2020 and December 31, 2019, respectively.
Capital Commitments – At March 31, 2020, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $895 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2020	2021	2022	2023	2024	Later Years	Total
$568	$675	$568	$335	$108	$612	$2,866

The majority of U. S. Steel’s unconditional purchase obligations relate to the supply of industrial gases, and certain energy and utility services with terms ranging from two to 16 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of March 31, 2020, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $131 million.
Total payments relating to unconditional purchase obligations were $168 million and $158 million for the three months ended March 31, 2020 and 2019, respectively.
23.    Significant Equity Investments

Summarized unaudited income statement information for our significant equity investments for the three months ended March 31, 2020 and 2019 is reported below (amounts represent 100% of investee financial information):

(In millions)	2020	2019
Net sales	$317	$299
Cost of sales	287	259
Operating income	17	28
Net earnings	10	25
Net earnings attributable to significant equity investments	10	25

U. S. Steel's portion of the equity in net earnings of the significant equity investments above was $6 million and $14 million for the three months ended March 31, 2020 and 2019, respectively, which is included in the earnings from investees line on the Condensed Consolidated Statement of Operations.

24.    Common Stock Repurchase Program
In November 2018, U. S. Steel announced a two year common stock repurchase program that allowed for the repurchase of up to $300 million of its outstanding common stock from time to time in the open market or privately negotiated transactions at the discretion of management. During the three months ended March 31, 2019, U. S. Steel repurchased 2,115,875 shares of common stock for approximately $42 million. In December 2019, the Board of Directors terminated the authorization for the common stock repurchase program.
25.    Subsequent Events

Flat-Rolled Operating Configuration
In April of 2020, U. S. Steel announced operational adjustments across its North American footprint, including idling its Keetac Iron Ore Operations, Blast Furnaces #6 and #8 at Gary Works and Blast Furnace #1 at Mon Valley Works, reductions to coke production at its Clairton Plant, and reduced operating levels in the Tubular business and other production facilities, for an indefinite period of time. Additionally, U. S. Steel will adjust production at its Minntac operations in line with the blast furnace idlings. These actions will be taken to further enhance U. S. Steel’s ability to preserve cash and liquidity given the continued uncertainty from the coronavirus (COVID-19) and the continued headwinds in global oil and gas markets.  As a result, we expect to record one-time restructuring charges of approximately $40 million to $50 million in the second quarter of 2020. Operating configurations are continuously being evaluated to properly respond to ever changing conditions. If further operational adjustments are made, additional one-time restructuring charges will be incurred.

USSK Labor Productivity Strategy
In April of 2020, USSK amended its labor agreement to include a Voluntary Early Retirement Program (VERP) that will be offered to certain employees of USSK.  Employees can elect early retirement under the VERP between May 4, 2020 and May 22, 2020 with a termination date of June 30, 2020 for most employees. Special termination benefit charges of $25 million to $35 million are expected to be recorded in the second quarter of 2020 related to this VERP.

Minntac Mine Option Agreement
On April 30, 2020 (the Effective Date), the Company entered into an Option Agreement (Option Agreement) with Stelco Inc., a corporation governed under the laws of Canada (Stelco), pursuant to which, among other things, the Company granted Stelco the option (Option) to acquire an undivided 25% interest (the Option Interest) in a to-be-formed entity (the Joint Venture) that will own the Company’s current iron ore mine located in Mt. Iron, Minnesota (the Minntac Mine). As consideration for the Option, Stelco will pay the Company an aggregate amount of $100 million in five $20 million installments, which began on the Effective Date and will end on or before December 31, 2020 (the date upon which the final installment is paid, the Final Payment Date). In the event Stelco exercises the Option, Stelco will contribute an additional $500 million to the Joint Venture, and the parties will engage in good faith negotiations to finalize the master agreement (pursuant to which Stelco will acquire the Option Interest) and the limited liability company agreement of the Joint Venture. Concurrently with, and subject to, the execution and delivery of the Option Agreement, the Company and Stelco also entered into an Amended and Restated Pellet Sale and Purchase Contract.

Subject to the terms and conditions of the Option Agreement, Stelco may exercise the Option at any time during the period commencing on the Final Payment Date and expiring at 11:59 p.m. Eastern Time on January 31, 2027 unless earlier terminated.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

U. S. Steel's results in the first quarter of 2020 were significantly impacted by market challenges in each of the Company's three reportable segments: North American Flat-Rolled (Flat-Rolled), U. S. Steel Europe (USSE) and Tubular Products (Tubular). In Flat-Rolled, the results were largely impacted by the reset of calendar year fixed contract prices and lost shipments at quarter end due to many customers ceasing operations due to restrictions put in place in response to the coronavirus (COVID-19) pandemic. USSE continues to experience margin compression due to ongoing weak performance of the manufacturing sector and continued high levels of imports. In Tubular, the COVID-19 outbreak and the disruptions in the oil and gas industry are negatively impacting the market.

Net sales by segment for the three months ended March 31, 2020 and 2019 are set forth in the following table:

	Three Months Ended March 31,
(Dollars in millions, excluding intersegment sales)	2020	2019	% Change
Flat-Rolled	$1,974	$2,405	(18)%
USSE	505	737	(31)%
Tubular	255	343	(26)%
Total sales from reportable segments	2,734	3,485	(22)%
Other Businesses	14	14	—%
Net sales	$2,748	$3,499	(21)%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended March 31, 2020 versus the three months ended March 31, 2019 is set forth in the following table:

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Coke & Other(c)	Net Change
Flat-Rolled	(7)%	(12)%	2%	—%	(1)%	(18)%
USSE	(24)%	(6)%	2%	(2)%	(1)%	(31)%
Tubular	(9)%	(14)%	(2)%	—%	(1)%	(26)%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
(c) Includes sales of coke and scrap inventory
Net sales were $2,748 million in the three months ended March 31, 2020, compared with $3,499 million in the same period last year. The decrease in sales for the Flat-Rolled segment resulted from lower realized prices (decrease of $87 per net ton), notably for hot-rolled products and decreased shipments (decrease of 216 thousand tons) notably for lower value-added products. The USSE segment continues to experience significant market challenges, which resulted in decreased sales versus the same period last year. The change in sales for the USSE segment was primarily due to decreased shipments (decrease of 263 thousand net tons) in most product categories from continued high levels of imports and significantly weaker economic conditions, primarily in the manufacturing sector. The decrease in sales for the Tubular segment resulted from lower average realized prices (decrease of $266 per net ton) and decreased shipments (decrease of 20 thousand net tons) from lower demand and continued high levels of imports in the tubular market.

Pension and other benefits costs

Pension and other benefit costs (other than service cost) are reflected within net interest and other financial costs and the service cost component is reflected within cost of sales in the Condensed Consolidated Statements of Operations.
Defined benefit and multiemployer pension plan costs included in cost of goods sold totaled $33 million and $29 million in the three months ended March 31, 2020 and 2019, respectively.
Costs related to defined contribution plans totaled $11 million and $12 million in the three months ended March 31, 2020 and 2019 respectively.
Other benefit expense included in cost of sales totaled $3 million in both the three months ended March 31, 2020 and 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses were $72 million and $78 million in the three months ended March 31, 2020 and 2019 respectively.

Restructuring and other charges

During the three months ended March 31, 2020, the Company recorded restructuring and other charges of $41 million, which consists of charges of $22 million for the indefinite idling of a significant portion of Great Lakes Works, $13 million for the indefinite idling of our of Lone Star Tubular Operations and Lorain Tubular Operations and $6 million for Company-wide headcount reductions.

Charges for restructuring initiatives are recorded in the period the Company commits to a restructuring plan, or executes specific actions contemplated by the plan and all criteria for liability recognition have been met. Charges related to restructuring are reported in restructuring and other charges in the Condensed Consolidated Statements of Operations.

Strategic projects and technology investments

The Company expects to invest approximately $500 million, of which approximately 40 percent has already been spent, to upgrade the Gary Works hot strip mill through a series of projects focused on expanding the line's competitive advantages. The Gary Works hot strip mill will further differentiate itself as a leader in heavy-gauge products in strategic markets. The Company currently has paused planned upgrades and will continue to evaluate the pace and timeline for completing the remaining investments in the Gary Works hot strip mill.

In October 2019, the Company completed the first step in acquiring Big River Steel in Osceola, Arkansas through the purchase of a 49.9% ownership interest at a purchase price of approximately $700 million in cash, with a call option to acquire the remaining 50.1% within the next four years at an agreed-upon price formula based on Big River Steel’s achievement of certain metrics that include: free cash flow, product development, safety and the completion of a proposed expansion of Big River Steel's existing manufacturing line. Big River Steel currently operates a technologically advanced mini mill with approximately 1.65 million tons of steel making capacity.
In May 2019, U. S. Steel announced that it will construct a new endless casting and rolling facility at its Edgar Thomson Plant in Braddock, Pennsylvania, and a cogeneration facility at its Clairton Plant in Clairton, Pennsylvania, both part of the Company's Mon Valley Works. This investment in state-of-the-art sustainable steel technology is expected to significantly upgrade the production capability of our lowest liquid steel cost mill in the U.S., while further reducing conversion costs through improved process efficiencies, yield and energy consumption. The investment is currently expected to be at least $1.5 billion and is expected to generate run-rate earnings before interest, taxes, depreciation and amortization (EBITDA) of approximately $275 million upon completion. The Company continues to evaluate design and engineering for the project. The company currently expects groundbreaking for this project to be delayed for an indeterminate period until market conditions become more certain.
In February 2019, U. S. Steel restarted construction of the EAF steelmaking facility at its Tubular Operations in Fairfield, Alabama. The EAF is expected to strengthen our competitive position and reduce rounds cost by $90 per ton as the Company becomes self-sufficient in its rounds supply. The EAF is expected to begin producing steel in the second half of 2020.
In January 2019, U. S. Steel announced the construction of a new Dynamo line at USSE. The new line, a $130 million investment, has an annual capacity of approximately 100,000 metric tons. Construction on the Dynamo line began in mid-2019 and was targeted to be operational in the fourth quarter of 2020 but based on current market conditions, the project is delayed. Upon its completion, the new line will enable production of sophisticated silicon grades of non-grain oriented (NGO) electrical steels to support increased demand in vehicles and generators.
COVID-19 and Disruptions in the Oil and Gas Industries
The global pandemic resulting from the novel coronavirus designated as COVID-19 has had a significant impact on economies, businesses and individuals around the world. Efforts by governments around the world to contain the virus have involved, among other things, border closings and other significant travel restrictions; mandatory stay-at-home and work-from-home orders in numerous countries, including the United States; mandatory business closures; public gathering limitations; and prolonged quarantines. These efforts and other governmental and individual reactions to the pandemic have led to significant disruptions to commerce, lower consumer demand for goods and services and general uncertainty regarding the near-term and long-term impact of the COVID-19 virus on the domestic and international economy and on public health. These developments and other consequences of the outbreak have and could continue to materially adversely impact the Company's results of operations, financial condition and cash flows.
The U.S. Department of Homeland Security guidance has identified U. S. Steel's business as a critical infrastructure industry, essential to the economic prosperity, security and continuity of the United States. Similarly, in Slovakia, U. S. Steel Košice (USSK) was identified by the government as a strategic and critical company, essential to economic prosperity, and continues to operate. We are following and exceeding the Centers for Disease Control guidelines to keep our employees safe.
The duration, severity, speed and scope of the COVID-19 outbreak is highly uncertain and the extent to which COVID-19 will affect our operations will depend on future developments which cannot be predicted at this time. Although we continue to operate, we have experienced, and are likely to continue to experience, significant reductions in demand for our products.
In addition, the oil and gas industry, which is one of our significant end markets, has been experiencing a significant amount of disruption and oversupply at a time of declining demand, resulting in a decline in profitability. Our Tubular operations support the oil and gas industry, and therefore the industry's decline has led to a significant decline in demand for our Tubular products. The steep decline in oil prices was considered a triggering event for our welded tubular and seamless tubular asset groups, and as a consequence, we have recorded a $263 million impairment charge for the welded tubular asset group (see Note 1 to the Condensed Consolidated Financial Statements for further details).
In response to the decline in demand for our products resulting from the COVID-19 outbreak and the disruptions in the oil and gas industry, we have taken a number of actions to preserve cash and enhance our liquidity. On March 23, 2020, we borrowed an additional $800 million under the Fifth Amended and Restated Credit Agreement, and will hold the cash on our balance sheet. We also announced a $125 million reduction in expected 2020 capital expenditures, including a delay in the construction of our endless casting and rolling line at Mon Valley Works. We are also evaluating the potential loan and other financial assistance programs available under the federal CARES Act, which was signed into law on March 27, 2020, to support companies adversely impacted by the COVID-19 pandemic.
Operating configuration changes in response to market conditions and COVID-19
The Company has adjusted its operating configuration in response to changing market conditions including the economic impacts from the COVID-19 pandemic, significant recent changes in global oil and gas markets and increasing global overcapacity and unfairly traded imports by indefinitely and temporarily idling certain of its facilities. U. S. Steel will continue to adjust its operating configuration in order to align production with its order book and meet the needs of our customers.

In March and April of 2020, we took additional footprint actions to temporarily idle certain operations for an indefinite period to better align production with customer demand, including:

•	Blast Furnaces #4, #6 and #8 at Gary Works

•	Blast Furnace A at Granite City Works

•	Blast Furnace #1 at Mon Valley Works

•	Lone Star Tubular Operations

•	All or most of Lorain Tubular Operations

•	Keetac Iron Ore Operations

Additionally, U. S. Steel will reduce coke production at its Clairton Plant and will adjust production at its Minntac operations in line with the blast furnace idlings. U. S. Steel will reduce operating levels in the Tubular business and other production facilities and will continue to evaluate its operating configuration to properly respond to ever changing conditions. When market conditions improve, we will assess the footprint required to support our customers’ needs and make decisions about resuming production at idled facilities or increasing production at facilities operating at reduced levels.

As of March 31, 2020 the carrying value of the idled fixed assets within the facilities noted above was: Gary Works blast furnaces, $130 million; Granite City Works Blast Furnace A, $65 million; Mon Valley Works Blast Furnace #1, $35 million; Lone Star Tubular Operations, $10 million; Lorain Tubular Operations, $75 million; and Keetac Iron Ore Operations, $80 million.

In December 2019, U. S. Steel announced that it would indefinitely idle a significant portion of Great Lakes Works. The Company began idling the iron and steelmaking facilities in March 2020 and expects to begin idling the hot strip mill rolling facility before the end of 2020. The carrying value of the Great Lakes Works facilities that we intend to indefinitely idle was approximately $370 million as of March 31, 2020.

In December 2019, the Company completed the indefinite idling of its East Chicago Tin (ECT) operations within its Flat-Rolled segment. ECT was indefinitely idled primarily due to increased tin import levels in the U.S. Additionally, U. S. Steel indefinitely idled its finishing facility in Dearborn, Michigan (which operates an electrolytic galvanizing line), during the fourth quarter of 2019. The carrying value of these facilities was approximately $20 million as of March 31, 2020.

In October 2019, the Company announced an enhanced operating model and organizational structure to accelerate the Company’s strategic transformation and better serve its customers. The new operating model was effective January 1, 2020 and is centered around manufacturing, commercial, and technological excellence. Our former “commercial entity” structure was put into place to deepen understanding of business ownership and our relationships with customers and allowed the Company to identify the technology that would differentiate our products and processes on the basis of cost and/or capabilities. The new enhanced operating model is a logical next step in the execution of the Company’s strategy and will make us a more nimble company positioned to deliver the benefits of our strategy through the cycle.

In July 2019, U. S. Steel began implementing a labor productivity strategy at USSK so that it could better compete in the European steel market, which has experienced softening demand as well as a significant increase in imports. It is anticipated that the labor productivity strategy will result in total headcount reductions, including contractors, of approximately 2,500 by the end of 2021. As of March 31, 2020, approximately 1,950 positions, including approximately 425 contractors, were eliminated.

In June 2019, to better align global production with its order book U. S. Steel idled a blast furnace in Europe resulting in a monthly blast furnace production capacity reduction of approximately 125,000 tons. Blast furnace production may resume when market conditions improve. As of March 31, 2020 the carrying value of this idled blast furnace was $10 million.
Earnings (loss) before interest and income taxes by segment for the three months ended March 31, 2020 and 2019 is set forth in the following table:

	Three Months Ended March 31,		% Change
(Dollars in millions)	2020	2019
Flat-Rolled	$(35)	$95	(137)%
USSE	(14)	29	(148)%
Tubular	(48)	10	(580)%
Total earnings from reportable segments	(97)	134	(172)%
Other Businesses	1	8	(88)%
Segment (loss) earnings before interest and income taxes	(96)	142	(168)%
Items not allocated to segments:
Tubular asset impairment charges	(263)	—
Gain on previously held investment in UPI	25	—
Restructuring and other charges	(41)	—
December 24, 2018 Clairton coke making facility fire	—	(31)
Total (loss) earnings before interest and income taxes	$(375)	$111	(438)%
Segment results for Flat-Rolled

	Three Months Ended March 31,		% Change
	2020	2019
Earnings before interest and taxes ($ millions)	$(35)	$95	(137)%
Gross margin	7%	10%	(3)%
Raw steel production (mnt)	3,148	3,075	2%
Capability utilization	74%	73%	1%
Steel shipments (mnt)	2,509	2,725	(8)%
Average realized steel price per ton	$711	$798	(11)%
Intersegment sales to Tubular (mnt)	$92	$81	14%
The decrease in Flat-Rolled results for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to lower average realized prices (approximately $255 million) and decreased shipments, including substrate to our Tubular segment (approximately $55 million). This change was partially offset by lower raw material costs, primarily for purchased scrap and better blast furnace usage from improved reliability (approximately $75 million), decreased energy costs (approximately $75 million), decreased operating costs (approximately $15 million) and decreased other costs, including sales, general and administrative (approximately $15 million).
Gross margin for the three months ended March 31, 2020 compared to the same period in 2019 decreased primarily as a result of lower average realized prices.

Segment results for USSE

	Three Months Ended March 31,		% Change
	2020	2019
(Loss) earnings before interest and taxes ($ millions)	$(14)	$29	(148)%
Gross margin	4%	9%	(5)%
Raw steel production (mnt)	882	1,159	(24)%
Capability utilization	71%	94%	(23)%
Steel shipments (mnt)	801	1,064	(25)%
Average realized steel price per ($/ton)	$611	$670	(9)%
Average realized steel price per (€/ton)	€554	€590	(6)%
The decrease in USSE results for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to lower average realized prices (approximately $40 million), decreased shipments, including volume inefficiencies (approximately $25 million) and the weakening of the euro versus the U.S. dollar (approximately $10 million). This change was partially offset by lower spending and other costs (approximately $30 million).
Gross margin for the three months ended March 31, 2020 compared to the same period in 2019 decreased primarily as a result of lower average realized prices.
Segment results for Tubular

	Three Months Ended March 31,		% Change
	2020	2019
(Loss) earnings before interest and taxes ($ millions)	$(48)	$10	(580)%
Gross margin	(12)%	7%	(19)%
Steel shipments (mnt)	187	207	(10)%
Average realized steel price per ton	$1,283	$1,549	(17)%
The decrease in Tubular results for the three months ended March 31, 2020 as compared to the same period in 2019 was primarily due to lower average realized prices (approximately $45 million), decreased shipments, including volume inefficiencies (approximately $20 million), increased investment related costs (approximately $10 million), higher energy costs (approximately $5 million) and increased other costs (approximately $10 million). These changes were partially offset by lower substrate and rounds costs (approximately $30 million).
Gross margin for the three months ended March 31, 2020 compared to the same period in 2019 decreased primarily as a result of lower average realized from lower demand and continued high levels of imports in the tubular market.
Results for Other Businesses

Other Businesses had earnings of $1 million and $8 million in the three months ended March 31, 2020 and 2019, respectively.

Items not allocated to segments

We recorded tubular asset impairment charges of $263 million in the three months ended March 31, 2020 as described in Notes 1 and 10 to the Condensed Consolidated Financial Statements.

We recorded a $25 million gain on our previously held investment in UPI in the three months ended March 31, 2020 as described in Note 5 to the Condensed Consolidated Financial Statements.

We recorded in the three months ended March 31, 2020 restructuring and other charges of $41 million as described under the "Restructuring and other charges" heading above.

We incurred $31 million of costs associated with the December 24, 2018 Clairton coke making facility fire in the three months ended March 31, 2019 (see Environmental Matters, Litigation and Contingencies in the Liquidity and Capital Resources section for more details).
Net interest and other financial costs

	Three Months Ended March 31,		% Change
(Dollars in millions)	2020	2019
Interest expense	$50	$34	47%
Interest income	(4)	(5)	(20)%
Other financial benefits	(3)	(3)	—%
Net periodic benefit (income) cost (other than service cost)	(8)	23	(135)%
Total net interest and other financial costs	$35	$49	(29)%

The decrease in net interest and other financial costs in the three months ended March 31, 2020 as compared to the same period last year is primarily due to lower net periodic benefit cost (as discussed below) partially offset by a higher level of debt.
The net periodic benefit cost (other than service cost) components of pension and other benefit costs are reflected in the table above, and decreased in the three months ended March 31, 2020 as compared to the same periods last year primarily due to the better than expected 2019 asset performance, lower amortization of prior service costs, lower future healthcare costs, and reduced participation in our retiree health plans.
Income taxes
The income tax (benefit) provision was $(19) million and $8 million in the three months ended March 31, 2020 and 2019, respectively. In general, the amount of tax expense or benefit from continuing operations is determined without regard to the tax effect of other categories of income or loss, such as other comprehensive income. However, an exception to this rule applies when there is a loss from continuing operations and income from other categories. Included in the tax benefit in the first three months of 2020 is a discrete benefit of $10 million related to this accounting exception. Due to the full valuation allowance on our domestic deferred tax assets, the tax benefit in 2020 does not reflect any additional tax benefit for domestic pretax losses. In 2019, the tax provision reflects a benefit for percentage depletion in excess of cost depletion from iron ore that we produce and consume or sell.
For further information on income taxes see Note 13 to the Condensed Consolidated Financial Statements.
For the three months ended March 31, 2020 and March 31, 2019 United States Steel Corporation had a net loss of $391 million and net earnings of $54 million, respectively. The changes primarily reflect the factors discussed above.

BALANCE SHEET
Cash increased by $601 million from year-end 2019 primarily as a result of borrowings on our revolving credit facilities. See Note 7 to the Condensed Consolidated Financial Statements for further details.
Receivables from related parties decreased by $134 million primarily from the transaction to purchase USS-POSCO Industries (UPI) which included the assumption of $135 million of accounts payable owed to U. S. Steel for prior sales of steel substrate to UPI. This amount is reflected as a reduction in receivables from related parties as both the corresponding receivable and payable amounts between U. S. Steel and UPI are eliminated in consolidation upon acquisition. See Note 5 to the Condensed Consolidated Financial Statements for further details.
Inventories increased by $290 million from year-end 2019 primarily as a result of decreased sales and the addition of the UPI inventory amount to our Condensed Consolidated Balance Sheet.
Property, plant and equipment, net decreased by $40 million from year-end 2019 primarily due to a $196 million write-down of impaired welded tubular assets (see Note 1 to the Condensed Consolidated Financial Statements for further details) partially offset by additional property, plant and equipment of $97 million due to the consolidation of UPI as a result of the acquisition of the remaining 50% ownership interest and the level of capital expenditures exceeding depreciation expense.
Intangibles - net decreased by $16 million from year-end 2019 primarily due to a $67 million write-down of impaired welded tubular intangible assets partially offset by an acquired intangible asset of $54 million related to a UPI electricity contract. See Note 10 to the Condensed Consolidated Financial Statements for further details.
Accounts payable and other accrued liabilities increased by $79 million from year-end 2019 primarily as a result of an increase in the days in accounts payable cash conversion cycle.
Current portion of long-term debt increased by $85 million from year-end 2019 primarily as a result of adding the UPI Amended Credit Facility acquired through U. S. Steel's purchase of the 50% ownership interest in UPI.
Long-term debt, less unamortized discount and debt issuance costs increased by $989 million from year-end 2019 primarily due to borrowings on the Fifth Credit Facility Agreement. See Note 16 to the Condensed Consolidated Financial Statements for further details.
Employee benefits increased by $52 million from year-end 2019 primarily as a result of adding the UPI other postretirement employee benefit plans to our Condensed Consolidated Balance Sheet.

Deferred credits and other noncurrent liabilities decreased by $86 million primarily from liabilities eliminated as a result of U. S. Steel's purchase of the 50% ownership interest in UPI and the change in value of the put option acquired with our purchase of Big River Steel.

CASH FLOW
Net cash used by operating activities was $142 million for the three months ended March 31, 2020 compared to net cash provided by operating activities of $29 million in the same period last year. The decrease in cash from operations is primarily due to lower financial results, partially offset by changes in working capital period over period.
Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.
Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the three months and twelve months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,		Twelve Months Ended March 31,
	2020	2019	2020	2019
Accounts Receivable Turnover	2.3	2.1	8.4	8.8
Inventory Turnover	1.3	1.5	5.5	6.4

The increase in the accounts receivable turnover approximates 5 days for the three months ended March 31, 2020 as compared to the same period ended March 31, 2019 and is primarily due to receivable collections exceeding the decrease in sales from lower shipments and average realized prices across all of our segments. The decrease in the accounts receivable turnover approximates 2 days for the twelve months ended March 31, 2020 as compared to the same period ended March 31, 2019 and is primarily due to decreased sales as a result of lower shipments and average realized prices across all of our segments.
The decrease in the inventory turnover approximates 7 days and 10 days for the three and twelve months ended March 31, 2020 as compared to the three months and twelve months ended March 31, 2019, respectively, and is primarily due to decreased shipments across all our segments.
The last-in, first-out (LIFO) inventory method is the predominant method of inventory costing in the United States. The LIFO method accounted for 65 percent and 73 percent of total inventory values at the three months ended March 31, 2020 and 2019 respectively. In the U.S., management monitors inventory realizability by comparing the LIFO cost of inventory with the replacement cost of inventory. To the extent the replacement cost (i.e., market value) of inventory is lower than the LIFO cost of inventory, management will write the inventory down. As of March 31, 2020, and December 31, 2019 the replacement cost of the inventory was higher by approximately $762 million and $735 million, respectively. Additionally, based on the Company’s latest internal forecasts and its inventory requirements, management does not believe there will be significant permanent LIFO liquidations that would impact earnings for the remainder of 2020.
Our cash conversion cycle for the first quarter of 2020 decreased by one day as compared to the fourth quarter of 2019 as shown below:

Cash Conversion Cycle	2020		2019
	$ millions	Days	$ millions	Days
Accounts receivable, net (a)	$1,172	39	$1,177	42

+ Inventories (b)	$2,075	68	$1,785	64

- Accounts Payable and Other Accrued Liabilities (c)	$2,075	71	$1,970	69

= Cash Conversion Cycle (d)		36		37
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

CAPITAL EXPENDITURES	Three Months Ended March 31,
(dollars in millions)	2020	2019
Flat-Rolled (a)	192	247
U. S. Steel Europe	34	34
Tubular	54	19
Other Businesses	2	2
Total	282	302
For the three months ended March 31, 2020, capital expenditures were $282 million, compared with $302 million in the same period in 2019. Flat-Rolled capital expenditures were $192 million and included spending for Mon Valley

Endless Casting and Rolling, Gary Hot Strip Mill upgrades, Mining Equipment, and various other infrastructure, environmental, and strategic projects. USSE capital expenditures of $34 million consisted of spending for improved Sinter Strand Emission control and improved Ore Bridges Emission control and various other infrastructure and environmental projects. Tubular capital expenditures were $54 million and included spending for the Fairfield Electric Arc Furnace (EAF) project and various other infrastructure and environmental projects.
To align its strategic projects with the current market realities, the Company announced a reduction in total planned capital expenditures for 2020 by $125 million to approximately $750 million.
U. S. Steel’s contractual commitments to acquire property, plant and equipment at March 31, 2020, totaled $895 million.

Revolving credit facilities - borrowings, net of financing costs totaled $1,202 million primarily due to borrowings on the Fifth Credit Facility Agreement.

Issuance of long-term debt, net of financing costs totaled $67 million primarily due to borrowings under our Export Credit Agreement.

Revolving credit facilities - repayments totaled $281 million in the three months ended March 31, 2020 primarily due to repayments on the Fifth Credit Facility Agreement and USSK Credit Agreement.

Critical Accounting Estimates

Long-lived assets – U. S. Steel evaluates long-lived assets, primarily property, plant and equipment for impairment whenever changes in circumstances indicate that the carrying amounts of those productive assets exceed their recoverable amount as determined by the asset group's projected undiscounted cash flows. We evaluate the impairment of long-lived assets at the asset group level. Our primary asset groups are Flat-Rolled, welded tubular, seamless tubular and USSE.

During 2019, the challenging steel market environment in the U.S. and Europe and recent losses in the welded tubular asset group were considered triggering events for the Flat-Rolled, USSE and welded tubular asset groups. U. S. Steel completed a quantitative analysis of its long-lived assets for these asset groups and determined that the assets were not impaired. The percentage excess of estimated future cash flows over the net assets was greater than 30 percent for our welded tubular asset group. The key assumptions used to estimate the recoverable amounts for the welded tubular asset group were estimates of future commercial prices, commercial program management and efficiency improvements over the 12-year remaining useful life of the primary welded tubular assets. The percentage excess of estimated future cash flows over the net assets was greater than 75 percent for both the Flat-Rolled and USSE asset groups. In 2019, there were no triggering events for the seamless tubular asset group that required long-lived assets to be evaluated for impairment.

For the period ended March 31, 2020, the steep decline in oil prices that resulted from market oversupply and declining demand was considered a triggering event for the welded tubular and seamless tubular asset groups. A quantitative analysis was completed for both asset groups. The percentage excess of estimated future cash flows over the net assets was greater than 100% for the seamless tubular asset group but indicated an impairment and required further evaluation of the net assets in the welded tubular asset group. The liquidation method was used to determine the fair value of the welded tubular assets which resulted in an impairment of $196 million and $67 million to property, plant and equipment and intangibles, respectively. There were no triggering events for the Flat-Rolled and USSE asset groups that required long-lived assets to be evaluated for impairment as of March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes U. S. Steel’s liquidity as of March 31, 2020:

(Dollars in millions)
Cash and cash equivalents	$1,350
Amount available under $2.0 Billion Credit Facility Agreement	300
Amount available under USSK credit facilities	152
UPI Amended Credit Facility	13
Total estimated liquidity	$1,815

As of March 31, 2020, $228 million of the total cash and cash equivalents was held by our foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.

During March 2020, as a precautionary measure taken to mitigate the potential economic impacts of the COVID-19 pandemic, U. S. Steel increased its borrowings under its Fifth Credit Facility Agreement. As of March 31, 2020, there was $1.5 billion drawn under the $2.0 billion Fifth Credit Facility Agreement. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of 10 percent of the total aggregate commitments and $200 million. Based on the four quarters as of March 31, 2020, we would not have met this covenant. So long as we continue to not meet this covenant, the amount available to the Company is effectively reduced by $200 million. As a result, availability under this facility was $300 million as of March 31, 2020. Availability under this facility may be impacted by additional footprint decisions that are made to the extent the value of the collateral pool of inventory and accounts receivable that support our borrowing availability are reduced.

As of March 31, 2020, USSK had borrowings of €350 million (approximately $384 million) under its €460 million (approximately $504 million) revolving credit facility. The USSK Credit Agreement contains certain USSK financial covenants, including a maximum net debt to EBITDA ratio and a minimum stockholders' equity to assets ratio. The covenants are measured semi-annually at June and December each year for the period covering the last twelve calendar months, with the first net debt to EBITDA measurement occurring at June 2021. USSK must maintain a net debt to EBITDA ratio of less than 6.5 as of June 30, 2021 and 3.5 for semi-annual measurements starting December 31, 2021. If the challenging market conditions in Europe due to COVID-19 persisted for a long period and negatively impacted USSK's projected EBITDA, and if covenant compliance requirements are not amended or waived, it may result in an event of default, under which USSK may not draw upon the facility, and the majority lenders, as defined in the USSK Credit Agreement, may cancel any and all commitments, and/or accelerate full repayment of any or all amounts outstanding under the USSK Credit Agreement.

At March 31, 2020, USSK had availability of €110 million (approximately $120 million) under the USSK Credit Agreement. The USSK Credit Agreement expires in September 2023.
The USSK Credit Agreement contains customary representations and warranties including, as a condition to borrowing, that it met certain financial covenants since the last measurement date, and that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, and representations as to no material adverse change in our business or financial condition since December 31, 2017. The facility also has customary defaults, including a cross-default upon acceleration of material indebtedness of USSK and its subsidiaries.
As of March 31, 2020, USSK had no borrowings under its €20 million and €10 million credit facilities (collectively, approximately $33 million) and the availability was approximately $32 million due to approximately $1 million of customs and other guarantees outstanding. These facilities expire in December 2021.
At March 31, 2020, UPI had borrowings of $79 million under its $110 million revolving credit facility (UPI Amended Credit Facility). Borrowings are secured by liens on certain UPI inventory and trade accounts receivable. The UPI Amended Credit Facility provides for borrowings at interest rates based on defined, short-term market rates plus a spread based on availability and includes other customary terms and conditions. At March 31, 2020, UPI had availability of $13 million under the UPI Amended Credit Facility. The agreement expires in August 2020.

As of March 31, 2020, we had borrowings of $104 million under the Export Credit Agreement (ECA). Loan repayments start six months after the starting point of credit as defined in the loan agreement with a total repayment term up to eight years. Loan availability and repayment terms are subject to certain customary covenants and events of default. The purpose of the ECA is to finance equipment purchased for the endless casting and rolling facility under construction at our Mon Valley Works facility in Braddock, Pennsylvania. In response to the decline in demand for our products resulting from the COVID-19 outbreak, we have delayed construction of our endless casting and rolling line at Mon Valley Works. We have also paused our borrowing under the ECA pending an update to the agreement or resumption of construction.
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
We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $170 million of liquidity sources for financial assurance purposes as of March 31, 2020. Increases in certain of these commitments which use collateral are reflected within cash, cash equivalents and restricted cash on the Condensed Consolidated Statement of Cash Flows.
At March 31, 2020, in the event of a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $4.2 billion as of March 31, 2020 may be declared due and payable; (b) the Credit Facility Agreement and the USSK credit facilities may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield slab caster for $19 million or provide a cash collateralized letter of credit to secure the remaining obligation.
The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $4 million at March 31, 2020. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.
Our major cash requirements in 2020 are expected to be for capital expenditures, employee benefits and operating costs, which includes purchases of raw materials. We finished the first quarter of 2020 with $1,350 million of cash and cash equivalents and $1.8 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.
In March 2020, U. S. Steel announced that as part of its response to the COVID-19 pandemic, it is planning to reduce its 2020 capital spending by $125 million to approximately $750 million. The Company plans to delay construction of the endless casting and rolling line and cogeneration facility at its Mon Valley Works and has paused upgrades to capital spending for improvements to the Gary Works hot strip mill. The investment in a new non-grain oriented electrical steel line at USSE remains delayed. The Company expects to complete the EAF at Tubular as planned, with first arc anticipated in the second half of 2020 as this project was prefunded with environmental revenue bonds issued in the fourth quarter of 2019.
On April 30, 2020 (the Effective Date), the Company entered into an Option Agreement (Option Agreement) with Stelco Inc., a corporation governed under the laws of Canada (Stelco), pursuant to which, among other things, the Company granted Stelco the option (Option) to acquire an undivided 25% interest (the Option Interest) in a to-be-formed entity (the Joint Venture) that will own the Company’s current iron ore mine located in Mt. Iron, Minnesota (the Minntac Mine). As consideration for the Option, Stelco will pay the Company an aggregate amount of $100 million in five $20 million installments, which began on the Effective Date and will end on or before December 31, 2020 (the date upon which the final installment is paid, the Final Payment Date). In the event Stelco exercises the Option, Stelco will contribute an additional $500 million to the Joint Venture, and the parties will engage in good faith negotiations to finalize the master agreement (pursuant to which Stelco will acquire the Option Interest) and the limited liability company agreement of the Joint Venture. Concurrently with, and subject to, the execution and delivery of the Option Agreement, the Company and Stelco also entered into an Amended and Restated Pellet Sale and Purchase Contract.
Subject to the terms and conditions of the Option Agreement, Stelco may exercise the Option at any time during the period commencing on the Final Payment Date and expiring at 11:59 p.m. Eastern Time on January 31, 2027 unless earlier terminated.

If U. S. Steel management determines that market conditions are favorable, after taking into account our liquidity requirements, including the amounts available under our existing credit facilities, we may seek opportunities to improve our liquidity position by raising capital through the issuance of equity or equity-linked securities, the incurrence of additional indebtedness, which may include the issuance of debt securities, including debt securities that may be convertible into our equity interests, secured by certain of our assets, and/or guaranteed by certain of our subsidiaries, or a combination of one or more of the foregoing transactions, which we may conduct through one or more public or private transactions.
The Company’s credit ratings were recently downgraded by three credit ratings agencies, all citing, among other things, the uncertainty in duration and impact of the COVID-19 outbreak on our business.
U. S. Steel management believes that U. S. Steel's liquidity will be adequate to satisfy our obligations for the foreseeable future, including obligations to complete currently authorized capital spending programs. Future requirements for U. S. Steel’s business needs, including the funding of acquisitions and capital expenditures, scheduled debt maturities, repurchase of debt, share buyback, contributions to employee benefit plans, and any amounts that may ultimately be paid in connection with contingencies, are expected to be financed by a combination of internally generated funds (including asset sales), proceeds from the sale of stock, borrowings, refinancings and other external financing sources. Certain of our credit facilities, including the Fifth Credit Facility Agreement, the USSK Credit Agreement and the ECA, contain standard terms and conditions including customary material adverse change clauses. If a material adverse change were to occur, our ability to fund future operating and capital requirements could be negatively impacted.

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

EU Environmental Requirements and Slovak Operations
Under the Emissions Trading Scheme (ETS), USSK's final allocation of allowances for the Phase III period, which covers the years 2013 through 2020 is 48 million allowances. Based on projected total production levels, we started to purchase allowances in the third quarter of 2017 to meet the annual compliance submission in the future. As of March 31, 2020, we have purchased approximately 12.2 million European Union Allowances (EUA) totaling €141.1 million (approximately $154.6 million) to cover the estimated shortfall of emission allowances. We estimate that the total shortfall will be approximately 12.5 million allowances for the Phase III period. The full cost of complying with the ETS regulations will depend on future production levels and future emissions intensity levels.

The EU’s Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production, to reduce environmental impacts as well as compliance with BAT associated emission levels. Our most recent broad estimate of total capital expenditures for projects to comply with or go beyond BAT requirements is €138 million (approximately $151 million) over the actual program period. These costs may be mitigated if USSK complies with certain financial covenants, which are assessed annually. USSK complied with these covenants as of March 31, 2020. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g. bank guarantee) to secure the full value of estimated expenditures. There could be increased operating costs associated with these projects, such as increased energy and maintenance costs. We are currently unable to reliably estimate what the increase in operating costs will be as many projects are in the development stage.

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

There have been no material changes in U. S. Steel’s exposure to European Greenhouse Gas Emissions regulations since December 31, 2019.

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

The U.S. EPA is currently in the process of completing a Residual Risk and Technology Review of the Integrated Iron and Steel MACT regulations, Coke MACT regulations, and Taconite Iron Ore Processing MACT regulations as required by the CAA. The U.S. EPA is under a court order to complete the Residual Risk and Technology Review of the Integrated Iron and Steel regulations no later than May 5, 2020; and to complete the Residual Risk and Technology Review of the Taconite Iron Ore Processing Regulations by June 30, 2020.

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

On December 14, 2012, the U.S. EPA lowered the annual standard for PM2.5 from 15 micrograms per cubic meter (ug/m3) to 12 ug/m3, and retained the PM2.5 24-hour and PM10 NAAQS rules. In December 2014, the U.S. EPA designated some areas in which U. S. Steel operates as nonattainment with the 2012 annual PM2.5 standard. On April 6, 2018, the U.S. EPA published a notice that Pennsylvania, California and Idaho failed to submit a SIP to demonstrate attainment with the 2012 fine particulate standard by the deadline established by the CAA. As a result of the notice, Pennsylvania, a state in which we operate, was required to submit a SIP to the U.S. EPA no later than November 7, 2019 to avoid sanctions. On April 29, 2019, the ACHD published a draft SIP for the Allegheny County nonattainment area which demonstrates that all of Allegheny County will meet its reasonable further progress requirements and be in attainment with the 2012 PM2.5 annual and 24-hour NAAQS by December 31, 2021 with the existing controls that are in place. On September 12, 2019, the Allegheny County Board of Health unanimously approved the draft SIP. The draft SIP was then sent to the Pennsylvania Department of Environmental Protection (PADEP). PADEP submitted the SIP to U.S. EPA for approval on November 1, 2019. To date, U.S. EPA has not taken action on PADEP’s submittal. On April 14, 2020, EPA proposed to retain the 12 ug/m3 annual and 35 ug/3 24-hour PM2.5 standards without revision.

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

Environmental Remediation

In the United States, U. S. Steel has been identified as a potentially responsible party (PRP) at six sites under CERCLA as of March 31, 2020. Of these, there are three sites for which information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but sufficient information is not presently available to confirm the existence of liability or to make a reasonable estimate with respect to any potential liabilities. There are also 17 additional sites for which U. S. Steel may be liable for remediation costs in excess of $100,000 under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share, is frequently dependent upon the outcome of ongoing investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably estimable. As environmental remediation matters proceed toward ultimate resolution or as remediation obligations arise, charges in excess of those previously accrued may be required.

For further discussion of relevant environmental matters, see "Item 1. Legal Proceedings - Environmental Proceedings."

OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any new material off-balance sheet arrangements during the first quarter of 2020.

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
The U.S. Department of Commerce (DOC) is managing a process in which U.S. companies may request and/or oppose temporary product exclusions from the Section 232 tariffs or quotas. Over 133,000 exclusions have been requested for steel products. U. S. Steel opposes exclusion requests for products that are the same as, or substitute products for, those produced by U. S. Steel.
Several legal challenges and retaliatory trade measures have been initiated in response to the Section 232 action. In February 2020, the U.S. Court of Appeals for the Federal Circuit (CAFC) upheld the constitutionality of the Section 232 statute. The American Institute for International Steel has appealed the CAFC’s decision to the Supreme Court, which will decide whether to hear the appeal by October 2020. There are currently twenty Section 232 challenges before the U.S. Court of International Trade (CIT). Multiple countries have challenged the Section 232 action at the World Trade Organization (WTO), imposed retaliatory tariffs, and/or acted to safeguard their domestic steel industries from increased steel imports. In turn, the United States has challenged the retaliation at the WTO.
Since its implementation in March 2018, the Section 232 action has supported the U.S. steel industry's and U. S. Steel’s investments in advanced steel capacity, technology, and skills, thereby strengthening U.S. national and economic security. The Company continues to actively defend the Section 232 action through all available tools and strategies, including by highlighting these benefits and the importance of maintaining the Section 232 action.
In February 2019, the European Commission (EC) imposed a definitive tariff rate quota safeguard on certain steel imports: 25 percent tariffs on certain steel imports that exceed quotas effective through June 2021. In February 2020, the EC initiated a second review of the steel safeguard to consider whether any adjustments should be made.
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
Following the 2018 investigation under Section 301 of the Trade Act of 1974, the United States began imposing 15 to 25 percent tariffs on certain imports from China, including certain steel products. Following the U.S.-China “Phase One” Trade Agreement, effective February 14, 2020, the 15 percent tariffs were reduced to 7.5 percent but the 25 percent tariffs remain in place pending the negotiation of a Phase Two agreement.
The Global Forum on Steel Excess Capacity, the Organization for Economic Co-operation and Development Steel Committee and trilateral negotiations between the United States, EU, and Japan continue to address global overcapacity.
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
U. S. Steel is exposed to certain risks related to its ongoing business operations, including financial, market, political, and economic risks. The global pandemic resulting from the novel coronavirus designated as COVID-19 has had a significant impact on our business and the global economy. The economic uncertainty has increased volatility in the financial markets and could adversely affect our liquidity and ability to access the capital markets. In response to the decline in demand for our products resulting from the COVID-19 outbreak, we borrowed an additional $800 million under the Fifth Credit Facility Agreement during the three month period ended March 31, 2020. As of March 31, 2020, the Company had approximately $2.1 billion in outstanding variable interest debt. An increase in the variable interest rate increases our interest expense and interest paid. A quarter percent increase in the variable interest rate on the amount of variable interest rate indebtedness as of March 31, 2020 would increase annual interest expense by approximately $5 million. See Note 16 in the Notes to the Condensed Consolidated Financial Statements for further details. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility.

Item 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2020. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
GENERAL LITIGATION
On April 11, 2017, there was a process waste-water release at our Midwest Plant (Midwest) in Portage, Indiana, that impacted a water outfall that discharges to Burns Waterway near Lake Michigan. U. S. Steel identified the source of the release and made the necessary repairs. We determined that all repairs were safely working as intended and, on April 14, 2017, resumed operations in a controlled, phased and highly monitored approach with extensive input from participating government agencies. The Company has since implemented substantial operational, process and notification improvements at Midwest. The Company has been presented with cost reimbursements, loss of use and penalty requests from the involved governmental agencies. In January of 2018, The Surfrider Foundation and the City of Chicago initiated suits in the Northern District of Indiana alleging Clean Water Act (CWA) and Permit violations at Midwest. On April 2, 2018, the U.S. EPA and the State of Indiana initiated a separate action against the Company and lodged a Consent Decree negotiated between U. S. Steel and the relevant governmental agencies consisting of all material terms to resolve the CWA and National Pollutant Discharge Elimination System violations at the Midwest Plant. A public comment period for the Consent Decree ensued. The suits that the Surfrider Foundation and the City of Chicago filed are currently stayed. The Surfrider Foundation and the City of Chicago also filed motions, which were granted, to intervene in the Consent Decree case. The United States Department of Justice (DOJ) filed a revised Consent Decree and a motion with the Court to enter the Consent Decree as final on November 20, 2019. Surfrider Foundation, City of Chicago and other non-governmental organizations filed objections to the revised Consent Decree. The DOJ and U. S. Steel made filings in support of the revised Consent Decree.

On November 30, 2018, the Minnesota Pollution Control Agency (MPCA) issued a new Water Discharge Permit for the Minntac Tailings Basin waters. The Permit contains new sulfate limitations applicable to water in the Tailings Basin and groundwater flowing from U. S. Steel’s property. The MPCA also acted on the same date, denying the Company’s requests for variances from ground and surface water standards and request for a contested case hearing. U. S. Steel filed appeals with the Minnesota Court of Appeals challenging the actions taken by the MPCA. Separate appeals were filed by a Minnesota Native American Tribe (Fond du Lac Band) and a nonprofit environmental group (Water Legacy). All cases were consolidated. On December 9, 2019, the court issued a favorable ruling to U. S. Steel, removing the sulfate limitations for the Tailings Basin and groundwater. The opposing parties filed appeals with the Minnesota Supreme Court on January 8, 2020 which were accepted by that Court. The appeals are currently on hold awaiting a separate related decision of the U. S. Supreme Court case which could impact the Court of Appeals decision. The litigation is expected to resume in the summer of 2020.

On October 2, 2017, an Amended Shareholder Class Action Complaint was filed in Federal Court in the Western District of Pennsylvania consolidating previously-filed actions. Separately, five related shareholder derivative lawsuits were filed in State and Federal courts in Pittsburgh, Pennsylvania and the Delaware Court of Chancery. The underlying consolidated class action lawsuit alleges that U. S. Steel, certain current and former officers, an upper level manager of the Company and the financial underwriters who participated in the August 2016 secondary public offering of the Company's common stock (collectively, Defendants) violated federal securities laws in making false statements and/or failing to discover and disclose material information regarding the financial condition of the Company. The lawsuit claims that this conduct caused a prospective class of plaintiffs to sustain damages during the period from January 27, 2016 to April 25, 2017 as a result of the prospective class purchasing the Company's common stock at artificially inflated prices and/or suffering losses when the price of the common stock dropped. The derivative lawsuits generally make the same allegations against the same officers and also allege that certain current and former members of the Board of Directors failed to exercise appropriate control and oversight over the Company and were unjustly compensated. The plaintiffs seek to recover losses that were allegedly sustained. The class action Defendants moved to dismiss plaintiffs’ claims. On September 29, 2018 the Court ruled on those motions granting them in part and denying them in part. On March 18, 2019, the plaintiffs withdrew the claims against the Defendants related to the 2016 secondary offering. As a result, the underwriters are no longer parties to the case. The Company and the individual defendants are vigorously defending the remaining claims. On December 31, 2019, the Court granted Plaintiffs’ motion to certify the proceeding as a class action. The Company's appeal of that decision has been denied by the Third Circuit Court of Appeals. Discovery is proceeding.

ENVIRONMENTAL PROCEEDINGS

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of March 31, 2020, under federal and state environmental laws. Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

As of March 31, 2020, U. S. Steel has received information requests or been identified as a PRP at a total of six CERCLA sites, three of which have liabilities that have not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at the other three sites will be between $100,000 and $1 million for two of the sites, and over $5 million for one site as described below.

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

While work continues on requesting proposals for implementing the remedial design, permitting and educating the public and key stakeholders on the details of the plan, there has been no material change in the status of the project during the three months ended March 31, 2020. Additional study, investigation, design, oversight costs, and implementation of U. S. Steel's preferred remedial alternatives on the upland property and Estuary are currently estimated as of March 31, 2020 at approximately $44 million.

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

Evaluations are underway at six groundwater areas on the east side of the facility and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the U.S. EPA. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $24 million as of March 31, 2020, based on our current estimate of known remaining costs. Significant additional costs associated with the six groundwater areas at this site are possible and are referenced in Note 22 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel awarded a contract for the implementation of the CAMU project during the fourth quarter of 2018. Construction, waste stabilization and placement along with closure of the CAMU are scheduled to be complete in 2020. U. S. Steel has an accrued liability of approximately $41 million as of March 31, 2020, for our estimated share of the remaining costs of remediation.

USS-POSCO Industries (UPI)

In February 2020, U. S. Steel purchased the remaining 50 percent interest in UPI, a former joint venture that is located in Pittsburg, California between subsidiaries of U. S. Steel and POSCO. Prior to formation of the joint venture, UPI's facilities were previously owned and operated solely by U. S. Steel which assumed responsibility for the existing environmental conditions. U. S. Steel continues to monitor the impacts of the remedial plan implemented in 2016 to address groundwater impacts from trichloroethylene at SWMU 4. Evaluations continue for the SWMUs known as the Northern Boundary Group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As such, there has been no material change in the status of the project during the three months ended March 31, 2020. As of March 31, 2020, approximately $942,000 has been accrued for ongoing environmental studies, investigations and remedy monitoring. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.” See Note 5 to the Condensed Consolidated Financial Statements "Acquisition" for further details regarding U. S. Steel's purchase of UPI.

Fairfield Works

A consent decree was signed by U. S. Steel, the U.S EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) in December 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management, with the approval of the U.S EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. While work continues on different aspects of the program, there has been no material change in the status of the project during the three months ended March 31, 2020. In total, the accrued liability for remaining work under the Corrective Action Program, was approximately $174,000 at March 31, 2020. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairless Plant

In April 1993, U. S. Steel entered into a consent order with the U.S EPA pursuant to RCRA, under which U. S. Steel would perform Interim Measures (IM), an RFI and CMS at our Fairless Plant. A Phase I RFI Final Report was submitted in September of 1997. With U.S EPA’s agreement, in lieu of conducting subsequent phases of the RFI and the CMS, U. S. Steel has been working through the Pennsylvania Department of Environmental Protection Act 2 Program to characterize and remediate facility parcels for redevelopment. While work continues on these items, there has been no material change in the status of the project during the three months ended March 31, 2020. As of March 31, 2020, the accrued liability to maintain the interim measures, and clear properties through the Act 2 process is approximately $213,000. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel and the Ohio Environmental Protection Agency (OEPA) commenced discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Areas of Contamination was submitted in March 2012. While discussions continue with OEPA on drafting the Statement of Basis identifying potential remedies to address areas documented in the Phase II RFI, there has been no material change in the status of the project during the three months ended March 31, 2020. As of March 31, 2020, costs to complete additional projects are estimated to be approximately $79,000. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Joliet Works

The 50-acre parcel at the former Joliet Works is enrolled in the Illinois Environmental Protection Agency’s (IEPA) voluntary Site Remediation Program (the Program). The Program requires investigation and establishment of cleanup objectives followed by submission/approval of a Remedial Action Plan to meet those objectives. The 50-acre parcel was divided into four subareas with remedial activities completed in 2015 for three of the subareas. While work continues to define the extent of impacts at the remaining subarea, there has been no material change in the status of the project during the three months ended March 31, 2020. U. S. Steel has an accrued liability of $258,000 as of March 31, 2020. Significant additional costs associated with this site are possible and are referenced in Note 22 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Cherryvale (KS) Zinc

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation of the site proper was essentially completed in 2007. The Consent Order was amended on May 3, 2013, to require investigation (but not remediation) of potential contamination beyond the boundary of the former zinc smelting operation. On November 22, 2016, KDHE approved a State Cooperative Final Agency Decision Statement that identified the remedy selected to address potential contamination beyond the boundary of the former zinc smelting site. The Removal Action Design Plan was approved during the second quarter of 2018. The Waste Deposition Area design and the Interim Risk Management Plan (which includes institutional controls) were approved by KDHE during the fourth quarter of 2018. An amended consent order for remediation was signed in May 2019 and a remediation contract was executed in June 2019. U. S. Steel has an accrued liability of approximately $9 million as of March 31, 2020, for our estimated share of the cost of remediation.

South Works

On August 29, 2017, U. S. Steel was notified by the U.S. Coast Guard of a sheen on the water in the North Vessel Slip at our former South Works in Chicago, Illinois.  U. S. Steel has been working with the IEPA under their voluntary Site Remediation Program since 1993 to evaluate the condition of the property including the North Vessel Slip. The result of this cooperative effort has been the issuance of a series of “No Further Remediation” (NFR) notices to U. S. Steel including one specific to the North Vessel Slip. U. S. Steel has notified the IEPA of the potential changed condition and is working closely with the IEPA and the U. S. Coast Guard to determine the source of the sheen and options to address the issue. U. S. Steel has an accrued liability of $97,000 as of March 31, 2020.

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

On January 17, 2019, U. S. Steel and EGLE met to discuss resolution of violations that were alleged to have occurred intermittently in 2017 and 2018 regarding opacity from: the D4 Blast Furnace slag pit, D4 Blast Furnace backdraft stack, B2 Blast Furnace casthouse roof monitor, B2 Blast Furnace backdraft stack, and Basic Oxygen Furnace Shop Roof Monitor; and exceedances of applicable limits at the pickle line. More recently, EGLE advised U. S. Steel that it was assessing a civil penalty of approximately $370,000 for these alleged violations. U. S. Steel and EGLE continue to negotiate resolution.

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

On December 24, 2018, U. S. Steel's Clairton Plant experienced a fire, affecting portions of the facility involved in desulfurization of the coke oven gas generated during the coking process. With the desulfurization process out of operation as a result of the fire, U. S. Steel was not able to certify compliance with Clairton Plant’s Title V permit levels for sulfur emissions. U. S. Steel promptly notified ACHD, which has regulatory jurisdiction for the Title V permit, and updated the ACHD regularly on our efforts to mitigate any potential environmental impacts until the desulfurization process was returned to normal operations. Of the approximately 2,400 hours between the date of the fire and April 4, 2019, when the Company resumed desulfurization, there were ten intermittent hours where average SO2 emissions exceeded the hourly NAAQS for SO2 at the Allegheny County regional air quality monitors located in Liberty and North Braddock boroughs which are near U. S. Steel's Mon Valley Works facilities. On February 13, 2019, PennEnvironment and Clean Air Council, both environmental, non-governmental organizations, sent U. S. Steel a 60-day notice of intent to sue letter pursuant to the CAA. The letter alleged Title V permit violations at the Clairton, Irvin, and Edgar Thomson facilities as a result of the December 24, 2018 Clairton Plant fire. The 60-day notice letter also alleged that the violations caused adverse public health and welfare impacts to the communities surrounding the Clairton, Irvin, and Edgar Thomson facilities. PennEnvironment and Clean Air Council subsequently filed a Complaint in Federal Court in the Western District of Pennsylvania on April 29, 2019 to which U. S. Steel has responded. On May 3, 2019, ACHD filed a motion to intervene in the lawsuit which was granted by the Court. On June 25, 2019, ACHD filed its Complaint in Intervention, seeking injunctive relief and civil penalties regarding the alleged Permit violations following the December 24, 2018 fire. The parties are currently engaged in discovery.

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
ASBESTOS LITIGATION
As of March 31, 2020, U. S. Steel was a defendant in approximately 808 active cases involving approximately 2,400 plaintiffs. The vast majority of these cases involve multiple defendants. About 1,540, or approximately 64 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. At December 31, 2019, U. S. Steel was a defendant in approximately 800 active cases involving approximately 2,390 plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved(a)	New Claims	Closing Number of Claims
December 31, 2017	3,340	275	250	3,315
December 31, 2018	3,315	1,285	290	2,320
December 31, 2019	2,320	195	265	2,390
March 31, 2020	2,390	90	100	2,400
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

Item 1A. Risk Factors

The outbreak of COVID-19 and disruptions in the oil and gas industry have had, and are expected to continue to have, an adverse impact on the Company’s results of operations, financial condition and cash flows.

The global pandemic resulting from the novel coronavirus designated as COVID-19 has had a significant impact on economies, businesses and individuals around the world. Efforts by governments around the world to contain the virus have involved, among other things, border closings and other significant travel restrictions; mandatory stay-at-home and work-from-home orders in numerous countries, including the United States; mandatory business closures; public gathering limitations; and prolonged quarantines. These efforts and other governmental, business and individual responses to the COVID-19 pandemic have led to significant disruptions to commerce, lower consumer demand for goods and services and general uncertainty regarding the near-term and long-term impact of the COVID-19 virus on the domestic and international economy and on public health. These developments and other consequences of the outbreak have and could continue to materially adversely impact the Company's results of operations, financial condition and cash flows.

The U.S. Department of Homeland Security guidance has identified U. S. Steel's business as a critical infrastructure industry, essential to the economic prosperity, security and continuity of the United States. Similarly, in Slovakia, U. S. Steel Kosice was identified by the government as a strategic and critical company, essential to economic prosperity, and continues to operate. However, although we continue to operate, we have experienced and are likely to continue to experience, significant reductions in demand. For example, the oil and gas industry, which is one of our significant end markets, has been experiencing a significant amount of disruption and has been experiencing oversupply at a time of declining demand, resulting in a decline in profitability. Our Tubular operations support the oil and gas industry, and therefore the industry's decline has led to a significant decline in demand for our Tubular products. We also may experience disruptions to our operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the outbreak; and closures of businesses or manufacturing facilities that are critical to our business or our supply chain.

The COVID-19 pandemic could also adversely affect our liquidity and ability to access the capital markets. The Company’s credit ratings were recently downgraded by three credit ratings agencies, all citing, among other things, the uncertainty in duration and impact of the COVID-19 outbreak on our business. Uncertainty regarding the duration of the COVID-19 pandemic and disruptions to the oil and gas industry may, for example, adversely impact our ability to raise additional capital, or require additional capital, or require additional reductions in capital expenditures that are otherwise needed, to support working capital or continuation of our "best of both" strategy. Additionally, government stimulus programs may not be available to the Company, its customers, or its suppliers, or may prove to be ineffective. Furthermore, in the event that the impact from the COVID-19 outbreak causes us to be unable to satisfy any of our financial covenants under the agreements governing our outstanding indebtedness, the availability of credit facilities may become limited, or we may be required to renegotiate such agreements on less favorable terms. For example, based on the most recent four quarters as of March 31, 2020, we have not met the fixed charge negative covenant test under our Credit Facility Agreement, and accordingly, the amount available to the Company under this facility was reduced by $200 million, meaning that as of March 31, 2020, the availability under the Credit Facility Agreement was $300 million. If we are unable to access additional credit at the levels we require, or the cost of credit is greater than expected, it could materially adversely affect our operating results.

COVID-19 could negatively affect our internal controls over financial reporting as a portion of our workforce is required to work from home and therefore new processes, procedures, and controls could be required to respond to changes in our business environment.

The Company may be susceptible to increased litigation related to, among other things, the financial impacts of the pandemic on its business, its ability to meet contractual obligations due to the pandemic, employment practices or policies adopted during the health crisis, or litigation related to individuals contracting COVID-19 as result of alleged exposures on Company premises.

In addition, the COVID-19 outbreak has significantly increased economic and demand uncertainty. The current outbreak and continued spread of COVID-19 could cause a global recession, which would have a further material adverse impact on our results of operations, financial condition and cash flows. The full extent to which the COVID-19 outbreak will affect our operations, and the steel industry generally, remains highly uncertain and will ultimately depend on future developments which cannot be predicted at this time, including, but not limited to, the duration, severity, speed and scope of the outbreak, the length of time required for demand to return and normal economic and operating conditions to resume. The impact of the COVID-19 outbreak may also have the effect of exacerbating many of the other risks described in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 4.	MINE SAFETY DISCLOSURES
The information concerning mine safety violations and other regulatory matters required by Section 150 of the Dodd-Frank Wall Street Reform Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

10.1	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Cash Award Grant Agreement (ROCE Grant).*

10.2	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Retention Grant).*

10.3
Administrative Procedures for the Executive Management Annual Incentive Compensation Plan under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, as approved on February 25, 2020.*

31.1
Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101
The following financial information from United States Steel Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By	/s/ Manpreet S. Grewal

Manpreet S. Grewal
Vice President & Controller
May 1, 2020
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.