Form 10-Q
period 2020-06-30
UNITED STATES STEEL CORP
filed 2020-07-31
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Common stock outstanding at July 27, 2020 – 220,400,813 shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains information that may constitute ”forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections. Generally, we have identified such forward-looking statements by using the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “target,” “forecast,” “aim,” "should," “will,” "may" and similar expressions or by using future dates in connection with any discussion of, among other things, operating performance, trends, events or developments that we expect or anticipate will occur in the future, statements relating to volume changes, share of sales and earnings per share changes, anticipated cost savings, potential capital and operational cash improvements, U. S. Steel's future ability or plans to take ownership of the Big River Steel joint venture as a wholly owned subsidiary, and statements expressing general views about future operating results. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts, but instead represent only the Company’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as of the time made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, the risks and uncertainties described in this report and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the period ended March 31, 2020 and those described from time to time in our future reports filed with the Securities and Exchange Commission.

References in this Quarterly Report on Form 10-Q to "U. S. Steel," "the Company," "we," "us," and "our" refer to United States Steel Corporation and its consolidated subsidiaries unless otherwise indicated by the context.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2020	2019	2020	2019
Net sales:
Net sales	$2,000	$3,175	$4,397	$6,299
Net sales to related parties (Note 19)	91	370	442	745
Total (Note 6)	2,091	3,545	4,839	7,044
Operating expenses (income):
Cost of sales (excludes items shown below)	2,274	3,227	4,879	6,399
Selling, general and administrative expenses	62	82	134	160
Depreciation, depletion and amortization	159	150	319	293
Loss (earnings) from investees	39	(28)	47	(37)
Tubular asset impairment charges (Notes 1 and 9)	—	—	263	—
Gain on equity investee transactions	—	—	(31)	—
Restructuring and other charges (Note 20)	89	—	130	—
Net loss on sale of assets	—	—	—	4
Other losses, net	—	(1)	5	(1)
Total	2,623	3,430	5,746	6,818
(Loss) earnings before interest and income taxes	(532)	115	(907)	226
Interest expense	64	31	114	65
Interest income	(1)	(5)	(5)	(10)
Other financial benefits	7	5	4	2
Net periodic benefit (income) cost (other than service cost)	(8)	23	(16)	46
Net interest and other financial costs	62	54	97	103
(Loss) earnings before income taxes	(594)	61	(1,004)	123
Income tax (benefit) provision (Note 12)	(5)	(7)	(24)	1
Net (loss) earnings	(589)	68	(980)	122
Less: Net earnings attributable to noncontrolling interests	—	—	—	—
Net (loss) earnings attributable to United States Steel Corporation	$(589)	$68	$(980)	$122
(Loss) earnings per common share (Note 13):
(Loss) earnings per share attributable to United States Steel Corporation stockholders:
-Basic	$(3.36)	$0.39	$(5.67)	$0.71
-Diluted	$(3.36)	$0.39	$(5.67)	$0.70

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Net (loss) earnings	$(589)	$68	$(980)	$122
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	20	12	(3)	(5)
Changes in pension and other employee benefit accounts	29	32	81	64
Changes in derivative financial instruments	15	(11)	10	4
Total other comprehensive income, net of tax	64	33	88	63
Comprehensive (loss) income including noncontrolling interest	(525)	101	(892)	185
Comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive (loss) income attributable to United States Steel Corporation	$(525)	$101	$(892)	$185

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents (Note 7)	$2,300	$749
Receivables, less allowance of $34 and $28	879	956
Receivables from related parties (Note 19)	60	221
Inventories (Note 8)	1,634	1,785
Other current assets	51	102
Total current assets	4,924	3,813
Long-term restricted cash (Note 7)	128	188
Operating lease assets	236	230
Property, plant and equipment	17,269	17,077
Less accumulated depreciation and depletion	11,859	11,630
Total property, plant and equipment, net	5,410	5,447
Investments and long-term receivables, less allowance of $8 and $5	1,376	1,466
Intangibles – net (Note 9)	132	150
Deferred income tax benefits (Note 12)	19	19
Other noncurrent assets	326	295
Total assets	$12,551	$11,608
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$1,385	$1,970
Accounts payable to related parties (Note 19)	74	84
Payroll and benefits payable	354	336
Accrued taxes	116	116
Accrued interest	60	45
Current operating lease liabilities	58	60
Current portion of long-term debt (Note 15)	94	14
Total current liabilities	2,141	2,625
Noncurrent operating lease liabilities	185	177
Long-term debt, less unamortized discount and debt issuance costs (Note 15)	5,505	3,627
Employee benefits	563	532
Deferred income tax liabilities (Note 12)	6	4
Deferred credits and other noncurrent liabilities	497	550
Total liabilities	8,897	7,515
Contingencies and commitments (Note 21)
Stockholders’ Equity (Note 17):
Common stock (229,052,239 and 178,555,206 shares issued) (Note 13)	229	179
Treasury stock, at cost (8,661,462 shares and 8,509,337 shares)	(175)	(173)
Additional paid-in capital	4,391	4,020
(Accumulated deficit) retained earnings	(438)	544
Accumulated other comprehensive loss (Note 18)	(390)	(478)
Total United States Steel Corporation stockholders’ equity	3,617	4,092
Noncontrolling interests	37	1
Total liabilities and stockholders’ equity	$12,551	$11,608
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2020	2019
Increase (decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net (loss) earnings	$(980)	$122
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	319	293
Tubular asset impairment charges (Notes 1 and 9)	263	—
Gain on equity investee transactions	(31)	—
Restructuring and other charges (Note 20)	130	—
Pensions and other postretirement benefits	(10)	55
Deferred income taxes (Note 12)	(12)	(3)
Net loss on sale of assets	—	4
Equity investee earnings, net of distributions received	47	(35)
Changes in:
Current receivables	134	(28)
Inventories	244	(77)
Current accounts payable and accrued expenses	(420)	(28)
Income taxes receivable/payable	10	39
All other, net	(56)	24
Net cash (used in) provided by operating activities	(362)	366
Investing activities:
Capital expenditures	(455)	(628)
Investment in Big River Steel	(3)	—
Proceeds from sale of assets	1	1
Proceeds from sale of ownership interests in equity investees	8	—
Investments, net	(4)	—
Net cash used in investing activities	(453)	(627)
Financing activities:
Revolving credit facilities - borrowings, net of financing costs (Note 15)	1,462	—
Revolving credit facilities - repayments (Note 15)	(644)	—
Issuance of long-term debt, net of financing costs (Note 15)	1,048	—
Repayment of long-term debt (Note 15)	(6)	(1)
Net proceeds from public offering of common stock (Note 23)	410	—
Proceeds from Stelco Option Agreement	40	—
Common stock repurchased (Note 23)	—	(70)
Dividends paid	(3)	(18)
Taxes paid for equity compensation plans (Note 11)	(1)	(7)
Net cash provided by (used in) financing activities	2,306	(96)
Effect of exchange rate changes on cash	(1)	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,490	(358)
Cash, cash equivalents and restricted cash at beginning of year (Note 7)	939	1,040
Cash, cash equivalents and restricted cash at end of period (Note 7)	$2,429	$682

Supplemental Cash Flow Information:
Non-cash investing and financing activities:
Change in accrued capital expenditures	$(98)	$(6)
U. S. Steel common stock issued for employee/non-employee director stock plans	18	25
Capital expenditures funded by finance lease borrowings	30	35
Export Credit Agreement (ECA) financing	34	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1.  Basis of Presentation and Significant Accounting Policies
The year-end Consolidated Balance Sheet data was derived from audited statements but does not include all disclosures required for complete financial statements by accounting principles generally accepted in the United States of America (U.S. GAAP). The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair statement of the results for the periods covered, including assessment of certain accounting matters using all available information including consideration of forecasted financial information in context with other information reasonably available to us. However, our future assessment of our current expectations, including consideration of the unknown future impacts of the COVID-19 pandemic, could result in material impacts to our consolidated financial statements in future reporting periods. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which should be read in conjunction with these condensed financial statements.
Asset Impairment
For the period ended March 31, 2020, the steep decline in oil prices that resulted from market oversupply and declining demand was considered a triggering event for the welded tubular and seamless tubular asset groups. A quantitative analysis was completed for both asset groups and a $263 million impairment, consisting of an impairment of $196 million for property, plant and equipment and $67 million for intangible assets was recorded for the welded tubular asset group while no impairment was indicated for the seamless tubular asset group. There were no triggering events that required an impairment evaluation of our long-lived asset groups as of June 30, 2020.
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

U. S. Steel's significant financial instruments which are valued at cost are trade receivables (receivables). U. S. Steel's receivables carry standard industry terms and are categorized in two receivable pools, U.S. and U. S. Steel Europe (USSE). Both pools use customer specific risk ratings based on customer financial metrics, past payment experience and other factors and qualitatively consider economic conditions to assess the level of allowance for doubtful accounts. USSE mitigates credit risk for approximately 75 percent of its receivables balance using credit insurance, letters of credit, bank guarantees, prepayments or other collateral. Below is a summary of the allowance for doubtful accounts for the segments. Additional reserve recorded in the six month period ended June 30, 2020 primarily reflects uncertainty over near-term anticipated market conditions.

(in millions)	U.S.	USSE	Total Allowance
Balance at December 31, 2019	$12	$16	$28
Additional reserve	6	—	6
Balance at June 30, 2020	$18	$16	$34

4. Segment Information
U. S. Steel has three reportable segments: North American Flat-Rolled (Flat-Rolled), U. S. Steel Europe (USSE); and Tubular Products (Tubular). U. S. Steel's investment in Big River Steel and the results of our railroad and real estate businesses that do not constitute reportable segments are combined and disclosed in the Other Businesses category.
The results of segment operations for the three months ended June 30, 2020 and 2019 are:

(In millions) Three Months Ended June 30, 2020	Customer Sales	Intersegment Sales	Net Sales	Earnings (loss) from investees	Earnings (loss) before interest and income taxes
Flat-Rolled	$1,497	$42	$1,539	$(16)	$(329)
USSE	403	1	404	—	(26)
Tubular	182	3	185	2	(47)
Total reportable segments	2,082	46	2,128	(14)	(402)
Other Businesses	9	19	28	(25)	(21)
Reconciling Items and Eliminations	—	(65)	(65)	—	(109)
Total	$2,091	$—	$2,091	$(39)	$(532)

Three Months Ended June 30, 2019
Flat-Rolled	$2,539	$95	$2,634	$26	$134
USSE	678	3	681	—	(10)
Tubular	316	1	317	2	(6)
Total reportable segments	3,533	99	3,632	28	118
Other Businesses	12	30	42	—	10
Reconciling Items and Eliminations	—	(129)	(129)	—	(13)
Total	$3,545	$—	$3,545	$28	$115

The results of segment operations for the six months ended June 30, 2020 and 2019 are:

(In millions) Six Months Ended June 30, 2020	Customer Sales	Intersegment Sales	Net Sales	Earnings (loss) from investees	Earnings (loss) before interest and income taxes
Flat-Rolled	$3,471	$104	$3,575	$(12)	$(364)
USSE	908	2	910	—	(40)
Tubular	437	6	443	3	(95)
Total reportable segments	4,816	112	4,928	(9)	(499)
Other Businesses	23	47	70	(38)	(20)
Reconciling Items and Eliminations	—	(159)	(159)	—	(388)
Total	$4,839	$—	$4,839	$(47)	$(907)

Six Months Ended June 30, 2019
Flat-Rolled	$4,944	$164	$5,108	$33	$229
USSE	1,415	6	1,421	—	19
Tubular	659	3	662	4	4
Total reportable segments	7,018	173	7,191	37	252
Other Businesses	26	60	86	—	18
Reconciling Items and Eliminations	—	(233)	(233)	—	(44)
Total	$7,044	$—	$7,044	$37	$226
The following is a schedule of reconciling items to consolidated earnings before interest and income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Items not allocated to segments:
Tubular asset impairment charges (Notes 1 and 9)	$—	$—	$(263)	$—
Restructuring and other charges (Note 20)	(89)	—	(130)	—
Gain on previously held investment in UPI	—	—	25	—
Tubular inventory impairment charge	(24)	—	(24)	—
December 24, 2018 Clairton coke making facility fire	4	(13)	4	(44)
Total reconciling items	$(109)	$(13)	$(388)	$(44)

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
Receivables of $44 million, inventories of $96 million, accounts payable and accrued liabilities of $19 million, current portion of long-term debt of $55 million and payroll and employee benefits liabilities of $78 million were recorded with the acquisition. Property, plant and equipment of $97 million which included a fair value step-up of $47 million and an intangible asset of $54 million were also recorded on the Company's Condensed Consolidated Balance Sheet. The intangible asset, which will be amortized over ten years, arises from a land lease contract, under which a certain portion of payment owed to UPI is realized in the form of deductions from electricity costs.
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

The following tables disaggregate our revenue by product for each of our reportable business segments for the three months and six months ended June 30, 2020 and 2019, respectively:

Net Sales by Product (In millions):

Three Months Ended June 30, 2020	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$31	$1	$—	$—	$32
Hot-rolled sheets	239	146	—	—	385
Cold-rolled sheets	342	26	—	—	368
Coated sheets	713	202	—	—	915
Tubular products	—	11	178	—	189
All Other (a)	172	17	4	9	202
Total	$1,497	$403	$182	$9	$2,091
(a) Consists primarily of sales of raw materials and coke making by-products.

Three Months Ended June 30, 2019	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$121	$5	$—	$—	$126
Hot-rolled sheets	682	287	—	—	969
Cold-rolled sheets	643	82	—	—	725
Coated sheets	816	269	—	—	1,085
Tubular products	—	11	311	—	322
All Other (a)	277	24	5	12	318
Total	$2,539	$678	$316	$12	$3,545
(a) Consists primarily of sales of raw materials and coke making by-products.

Six Months Ended June 30, 2020	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$58	$2	$—	$—	$60
Hot-rolled sheets	741	351	—	—	1,092
Cold-rolled sheets	940	71	—	—	1,011
Coated sheets	1,424	431	—	—	1,855
Tubular products	—	20	429	—	449
All Other (a)	308	33	8	23	372
Total	$3,471	$908	$437	$23	$4,839
(a) Consists primarily of sales of raw materials and coke making by-products.

Six Months Ended June 30, 2019	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$209	$9	$—	$—	$218
Hot-rolled sheets	1,445	619	—	—	2,064
Cold-rolled sheets	1,304	170	—	—	1,474
Coated sheets	1,544	548	—	—	2,092
Tubular products	—	20	646	—	666
All Other (a)	442	49	13	26	530
Total	$4,944	$1,415	$659	$26	$7,044
(a) Consists primarily of sales of raw materials and coke making by-products.
7.  Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within U. S. Steel's Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statement of Cash Flows:

(In millions)	June 30, 2020	June 30, 2019
Cash and cash equivalents	$2,300	$651
Restricted cash in other current assets	1	1
Restricted cash in other noncurrent assets	128	30
Total cash, cash equivalents and restricted cash	$2,429	$682

Amounts included in restricted cash represent cash balances which are legally or contractually restricted, primarily for electric arc furnace construction, environmental capital expenditure projects and insurance purposes.

8. Inventories
The LIFO method is the predominant method of inventory costing in the United States. The FIFO method is the predominant inventory costing method in Europe. At June 30, 2020 and December 31, 2019, the LIFO method accounted for 70 percent and 75 percent of total inventory values, respectively.

(In millions)	June 30, 2020	December 31, 2019
Raw materials	$582	$628
Semi-finished products	630	720
Finished products	365	376
Supplies and sundry items	57	61
Total	$1,634	$1,785

Current acquisition costs were estimated to exceed the above inventory values by $1,205 million and $735 million at June 30, 2020 and December 31, 2019, respectively. As a result of the liquidation of LIFO inventories, cost of sales increased and earnings before interest and income taxes decreased by $1 million and $6 million for the three and six months ended June 30, 2020, respectively. Cost of sales increased and earnings before interest and income taxes decreased by $8 million and $7 million for the three and six months ended June 30, 2019, respectively, as a result of liquidation of LIFO inventories.
Inventory includes $42 million and $40 million of land held for residential/commercial development as of June 30, 2020 and December 31, 2019, respectively.
9.  Intangible Assets
Intangible assets that are being amortized on a straight-line basis over their estimated useful lives are detailed below:

		As of June 30, 2020				As of December 31, 2019
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Impairment (a)	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22 Years	$132	$55	$77	$—	$132	$76	$56
Patents	10-15 Years	22	7	10	5	22	8	14
Energy Contract	10 Years	54	—	2	52	—	—	—
Other	4-20 Years	14	5	9	—	14	9	5
Total amortizable intangible assets		$222	$67	$98	$57	$168	$93	$75
(a) The impairment charge was the result of the quantitative impairment analysis of the welded tubular asset group for the period ended March 31, 2020. See Note 1 for further details.
The estimated amortization expense for the remainder of 2020 is $3 million. We expect approximately $6 million in annual amortization expense through 2025 and approximately $24 million in amortization expense thereafter.

The carrying amount of acquired water rights with indefinite lives as of June 30, 2020 and December 31, 2019 totaled $75 million.

10. Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost for the three months ended June 30, 2020 and 2019:

	Pension Benefits		Other Benefits
(In millions)	2020	2019	2020	2019
Service cost	$13	$11	$3	$3
Interest cost	48	59	16	23
Expected return on plan assets	(84)	(81)	(20)	(20)
Amortization of prior service cost	1	1	(2)	7
Amortization of actuarial net loss	36	33	(4)	1
Net periodic benefit cost, excluding below	14	23	(7)	14
Multiemployer plans	18	19	—	—
Settlement, termination and curtailment losses (a)	$2	$—	$—	$—
Net periodic benefit cost	$34	$42	$(7)	$14
(a) During the three months ended June 30, 2020 the pension plan incurred special termination charges of approximately $2 million due to workforce restructuring.
The following table reflects the components of net periodic benefit cost for the six months ended June 30, 2020 and 2019:

	Pension Benefits		Other Benefits
(In millions)	2020	2019	2020	2019
Service cost	$25	$22	$6	$6
Interest cost	96	119	32	46
Expected return on plan assets	(165)	(162)	(40)	(40)
Amortization of prior service cost	1	1	(4)	14
Amortization of actuarial net loss	72	66	(8)	2
Net periodic benefit cost, excluding below	29	46	(14)	28
Multiemployer plans	39	37	—	—
Settlement, termination and curtailment losses (a)	$8	$—	$—	$—
Net periodic benefit cost	$76	$83	$(14)	$28
(a) During the six months ended June 30, 2020 the pension plan incurred special termination charges of approximately $8 million due to workforce restructuring.
Employer Contributions
During the first six months of 2020, U. S. Steel made cash payments of $39 million to the Steelworkers’ Pension Trust and $1 million of pension payments not funded by trusts.
During the first six months of 2020, cash payments of $23 million were made for other postretirement benefit payments not funded by trusts.
Company contributions to defined contribution plans totaled $4 million and $12 million for the three months ended June 30, 2020 and 2019, respectively. Company contributions to defined contribution plans totaled $15 million and $22 million for the six months ended June 30, 2020 and 2019, respectively.

11. Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee) under the 2005 Stock Incentive Plan (the

2005 Plan) and the 2016 Omnibus Incentive Compensation Plan (the Omnibus Plan). On April 26, 2016, the Company's stockholders approved the Omnibus Plan and authorized the Company to issue up to 7,200,000 shares of U. S. Steel common stock under the Omnibus Plan. The Company's stockholders authorized the issuance of an additional 6,300,000 shares under the Omnibus Plan on April 25, 2017, and an additional 4,700,000 shares on April 28, 2020. While the awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of June 30, 2020, there were 5,949,130 shares available for future grants under the Omnibus Plan.

Recent grants of stock-based compensation consist of restricted stock units, total stockholder return (TSR) performance awards and return on capital employed (ROCE) performance awards. Shares of common stock under the Omnibus Plan are issued from authorized, but unissued stock. The following table is a summary of the awards made under the Omnibus Plan during the first six months of 2020 and 2019.

	2020		2019
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Restricted Stock Units	2,640,690	$8.82	1,002,400	$23.78
Performance Awards (c)
TSR	671,390	$8.19	210,520	$29.22
ROCE (d)	—	$—	526,140	$23.92
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted-average for all grants during the period.
(c) The number of performance awards shown represents the target value of the award.
(d) The ROCE awards granted in 2020 are not shown in the table because they were granted in cash.

U. S. Steel recognized pretax stock-based compensation expense in the amount of $9 million and $12 million in the three-month periods ended June 30, 2020 and 2019, respectively, and $13 million and $20 million in the first six months of 2020 and 2019, respectively.

As of June 30, 2020, total future compensation expense related to nonvested stock-based compensation arrangements was $22 million, and the weighted average period over which this expense is expected to be recognized is approximately 18 months.

Restricted stock units awarded as part of annual grants generally vest ratably over three years. Their fair value is the market price of the underlying common stock on the date of grant. Restricted stock units granted in connection with new-hire or retention grants generally cliff vest three years from the date of the grant.

TSR performance awards may vest at varying levels at the end of a three-year performance period if U. S. Steel's total stockholder return compared to the total stockholder return of a peer group of companies meets specified performance criteria with each year in the three-year performance period weighted at 20 percent and the full three-year performance weighted at 40 percent. TSR performance awards can vest at between zero and 200 percent of the target award. The fair value of the TSR performance awards is calculated using a Monte-Carlo simulation.

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
12. Income Taxes
Tax provision
For the six months ended June 30, 2020 and 2019, we recorded a tax benefit of $24 million on our pretax loss of $1,004 million and a tax provision of $1 million on our pretax earnings of $123 million, respectively. In general, the amount of tax expense or benefit from continuing operations is determined without regard to the tax effect of other categories of income or loss, such as other comprehensive income. However, an exception to this rule applies when there is a loss from continuing operations and income from other categories. In 2020, the tax benefit includes a discrete benefit of $14 million related to this accounting exception. The tax benefit in 2020 also includes an expense of $13 million for an updated estimate to tax reserves related to an unrecognized tax benefit. Due to the full valuation allowance on our domestic deferred tax assets, the tax benefit in 2020 does not reflect any additional tax benefit for domestic pretax losses. In 2019, the tax provision reflects a benefit for percentage depletion in excess of cost depletion from iron ore that we produce and consume or sell.

The tax benefit for the first six months of 2020 was based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss.

During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2020 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2020 could be materially different from the forecasted amount used to estimate the tax benefit for the six months ended June 30, 2020.
Unrecognized tax benefits
As of June 30, 2020, and December 31, 2019, the total amount of gross unrecognized tax benefits was $16 million and $3 million, respectively. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $15 million and $2 million as of June 30, 2020 and December 31, 2019, respectively.

13. Earnings and Dividends Per Common Share
(Loss) Earnings Per Share Attributable to United States Steel Corporation Stockholders
The effect of dilutive securities on weighted average common shares outstanding included in the calculation of diluted earnings per common share for the three and six months ended June 30, 2020 and June 30, 2019 were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2020	2019	2020	2019
(Loss) earnings attributable to United States Steel Corporation stockholders	$(589)	$68	$(980)	$122
Weighted-average shares outstanding (in thousands):
Basic	175,327	171,992	172,775	172,613
Effect of Senior Convertible Notes	—	—	—	—
Effect of stock options, restricted stock units and performance awards	—	520	—	862
Adjusted weighted-average shares outstanding, diluted	175,327	172,512	172,775	173,475
Basic (loss) earnings per common share	$(3.36)	$0.39	$(5.67)	$0.71
Diluted (loss) earnings per common share	$(3.36)	$0.39	$(5.67)	$0.70
Excluded from the computation of diluted (loss) earnings per common share due to their anti-dilutive effect were 5.9 million and 5.4 million outstanding securities granted under the Omnibus Plan for the three and six months ended June 30, 2020, respectively, and 3.8 million and 3.4 million outstanding securities granted under the Omnibus Plan for the three and six months ended June 30, 2019.
Dividends Paid Per Share
The dividend for each of the first and second quarters of 2020 and 2019 was one cent and five cents per common share, respectively.

14. Derivative Instruments
U. S. Steel is exposed to foreign currency exchange rate risks in our European operations. USSE’s revenues are primarily in euros and costs are primarily in euros and U.S. dollars. U. S. Steel uses foreign exchange forward sales contracts (foreign exchange forwards) with maturities no longer than 12 months to exchange euros for U.S. dollars to manage our currency requirements and exposure to foreign currency exchange rate fluctuations. Derivative instruments are required to be recognized at fair value in the Condensed Consolidated Balance Sheet. U. S. Steel did not designate euro foreign exchange forwards entered into prior to July 1, 2019, as hedges; therefore, changes in their fair value were recognized immediately in the Condensed Consolidated Statements of Operations (mark-to-market accounting). As of June 30, 2020, all foreign exchange forwards for USSE that were not classified as hedges had matured. U. S. Steel elected cash flow hedge accounting for euro foreign exchange forwards prospectively effective July 1, 2019. Accordingly, future gains and losses for euro foreign exchange forwards entered into after July 1, 2019 are recorded within accumulated other comprehensive income (AOCI) until the related contract impacts earnings. We mitigate the risk of concentration of counterparty credit risk by purchasing our forwards from several counterparties.
In 2018, U. S. Steel entered into long-term freight contracts in its domestic operations that require payment in Canadian dollars (CAD). We entered into foreign exchange forward contracts with remaining maturities up to 6 months to exchange USD for CAD to mitigate a portion of the related risk of exchange rate fluctuations and to manage our currency requirements. We elected to designate these contracts as cash flow hedges.
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
The table below shows the outstanding swap quantities used to hedge forecasted purchases and sales as of June 30, 2020 and June 30, 2019:

Hedge Contracts	Classification	June 30, 2020	June 30, 2019
Natural gas (in mmbtus)	Commodity purchase swaps	44,462,000	64,354,000
Tin (in metric tons)	Commodity purchase swaps	1,221	990
Zinc (in metric tons)	Commodity purchase swaps	12,564	13,942
Electricity (in megawatt hours)	Commodity purchase swaps	936,000	—
Foreign currency (in millions of euros)	Foreign exchange forwards	€239	€301
Foreign currency (in millions of CAD)	Foreign exchange forwards	$15	$40
The following summarizes the fair value amounts included in our Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019:

(In millions) Designated as Hedging Instruments	Balance Sheet Location	June 30, 2020	December 31, 2019
Commodity purchase swaps	Accounts receivable	$5	$1
Commodity purchase swaps	Accounts payable	14	17
Commodity purchase swaps	Investments and long-term receivables	—	1
Commodity purchase swaps	Other long-term liabilities	2	7
Foreign exchange forwards	Accounts receivable	2	—
Foreign exchange forwards	Accounts payable	2	1

Not Designated as Hedging Instruments
Commodity purchase swaps	Accounts payable	1	—
Commodity purchase swaps	Other long-term liabilities	1	—
Foreign exchange forwards	Accounts receivable	—	4
The table below summarizes the effect of hedge accounting on AOCI and amounts reclassified from AOCI into earnings for the three and six months ended June 30, 2020 and 2019:

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Location of Reclassification from AOCI (a)	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Sales swaps (b)	$—	$—	Net sales	$—	$—
Commodity purchase swaps	19	(15)	Cost of sales (c)	(12)	(6)
Foreign exchange forwards	(4)	1	Cost of sales	—	—
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items since ineffectiveness is less than $1 million.
(b) U. S. Steel has elected hedge accounting prospectively for iron ore pellet sales swaps on January 1, 2019.
(c) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019	Location of Reclassification from AOCI (a)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Sales swaps (b)	$—	$1	Net sales	$—	$(1)
Commodity purchase swaps	11	3	Cost of sales (c)	(20)	(10)
Foreign exchange forwards	1	1	Cost of sales	—	—
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items since ineffectiveness is less than $1 million.
(b) U. S. Steel has elected hedge accounting prospectively for iron ore pellet sales swaps on January 1, 2019.
(c) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.
The table below summarizes the impact of derivative activity where hedge accounting has not been elected on our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2020 and 2019:

		Amount of Gain (Loss) Recognized in Income
(In millions)	Statement of Operations Location	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Foreign exchange forwards	Other financial costs	$—	$(2)

		Amount of Gain (Loss) Recognized in Income
(In millions)	Statement of Operations Location	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Commodity purchase swaps (a)	Cost of sales	$(2)	$—
Foreign exchange forwards	Other financial costs	3	7
(a) In January 2020, we began utilizing commodity purchase swaps to mitigate variable electricity price risk at our Gary Works location.

At current contract values, $9 million currently in AOCI as of June 30, 2020 will be recognized as an increase in cost of sales over the next year as related hedged items are recognized in earnings. The maximum derivative contract duration for commodity purchase swaps where hedge accounting was elected is 18 months. The maximum contract duration for commodity purchase swaps where hedge accounting was not elected is 31 months.
15. Debt

(In millions)	Interest Rates %	Maturity	June 30, 2020	December 31, 2019
2037 Senior Notes	6.650	2037	$350	$350
2026 Senior Notes	6.250	2026	650	650
2026 Senior Convertible Notes	5.000	2026	350	350
2025 Senior Notes	6.875	2025	750	750
2025 Senior Secured Notes	12.000	2025	1,056	—
Environmental Revenue Bonds	4.875 - 6.750	2024 - 2049	620	620
Fairfield Caster Lease		2022	16	18
Other finance leases and all other obligations		2020 - 2029	73	48
ECA Credit Agreement	Variable	2031	104	—
Amended Credit Facility, $2.0 billion	Variable	2024	1,400	600
UPI Amended Credit Facility	Variable	2020	77	—
USSK Credit Agreement	Variable	2023	392	393
USSK Credit Facilities	Variable	2021	—	—
Total Debt			5,838	3,779
Less unamortized discount and debt issuance costs			239	138
Less short-term debt and long-term debt due within one year			94	14
Long-term debt			$5,505	$3,627
To the extent not otherwise discussed below, information concerning the senior notes and other listed obligations can be found in Note 17 of the audited financial statements in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

2025 Senior Secured Notes
On May 29, 2020, U. S. Steel issued $1.056 billion aggregate principal amount of 12.000% Senior Secured Notes due June 1, 2025 (2025 Senior Secured Notes) in a 144A private transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The notes were issued at a price equal to 94.665% of their face value. U. S. Steel received net proceeds from the offering of approximately $977 million after fees of approximately $23 million related to underwriting and third party expenses. The notes will pay interest semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. The notes are fully and unconditionally guaranteed on a senior secured basis by all of our existing and future direct and indirect material domestic subsidiaries (other than certain subsidiaries excluded in the indenture). The notes and notes guarantees are secured by first priority-liens, subject to permitted liens, on substantially all of U. S. Steel’s domestic assets, other than certain excluded assets per the terms of the notes indenture and exclusive of the collateral required under the Credit Facility Agreement.

The Company may redeem the 2025 Senior Secured Notes, in whole or part, at our option on or after June 1, 2022 at the redemption price for such notes as a percentage of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, if redeemed during the twelve-month period beginning on June 1st of each of the years indicated below.

Year	Redemption Price
2022	106%
2023	103%
2024 and thereafter	100%

Prior to June 1, 2022, the Company may redeem up to 35% of the original aggregate principal amount of the 2025 Senior Secured Notes with the net cash proceeds of one or more equity offerings for a price of 112.000% of principal amount of the 2025 Senior Secured Notes plus accrued and unpaid interest, if any, to the applicable date of redemption. Upon the occurrence of certain assets sales, we are required to apply asset sale proceeds towards investments in assets that constitute Notes collateral. If all asset sale proceeds are not invested within one year, or such longer period as permitted by the indenture, we may be required to offer to repurchase the 2025 Senior Secured Notes up to an amount of asset sale proceeds that remain uninvested at a price of 100% of the principal amount thereof, plus accrued and unpaid interest if any to the date of such purchase. The indenture pursuant to which the 2025 Senior Secured Notes were issued contains limitations on the incurrence of additional debt secured by liens and additional customary covenants and other obligations.

Export Credit Agreement
Funding of U. S. Steel’s vendor supported Export Credit Agreement (ECA) occurred on February 19, 2020. U. S. Steel borrowed $104 million under the ECA as of June 30, 2020. Loan repayments start six months after the starting point of credit as defined in the loan agreement with a total repayment term up to eight years. Loan availability and repayment terms are subject to certain customary covenants and events of default. The purpose of the ECA is to finance equipment purchased for the endless casting and rolling facility under construction at our Mon Valley Works facility in Braddock, Pennsylvania. In response to the decline in demand for our products resulting from the COVID-19 pandemic, we have delayed construction of our endless casting and rolling line at Mon Valley Works. We have also paused our borrowing under the ECA pending an update to the agreement or resumption of construction.

Amended and Restated Credit Agreement
As of June 30, 2020, there was $1.4 billion drawn under the $2.0 billion Fifth Amended and Restated Credit Facility Agreement (Credit Facility Agreement). U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of 10 percent of the total aggregate commitments and $200 million. Based on the most recent four quarters as of June 30, 2020, we would not have met the fixed charge coverage ratio test; therefore, the amount available to the Company under this facility is effectively reduced by $200 million. In addition, since the value of our inventory and trade accounts receivable less specified reserves calculated in accordance with the Credit Facility Agreement do not support the full amount of the facility at June 30, 2020, the amount available to the Company under this facility was further reduced by $210 million. The availability under the Credit Facility Agreement was $190 million as of June 30, 2020.

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

U. S. Steel Košice (USSK) Credit Facilities
At June 30, 2020, USSK had borrowings of €350 million (approximately $392 million) under its €460 million (approximately $515 million) revolving credit facility (USSK Credit Agreement). The USSK Credit Agreement contains certain USSK specific financial covenants including a minimum stockholders' equity to assets ratio and net debt to EBITDA ratio. The covenants are measured semi-annually at June and December each year for the period covering the last twelve calendar months, with the first net debt to EBITDA measurement occurring at June 2021. USSK must maintain a net debt to EBITDA ratio of less than 6.5 as of June 30, 2021 and 3.5 for semi-annual measurements starting December 31, 2021. The Company has determined that it may not be able to comply with the net debt to EBITDA covenant as of June 30, 2021 based on recent forecast scenarios. Although we may seek to obtain a waiver for this covenant, we believe that we will have sufficient cash on hand as of June 30, 2021 to reduce net debt as calculated under the covenant to avoid a covenant violation, if necessary. If covenant compliance requirements are not amended or waived or we are not able to reduce USSK's net debt with cash on hand, it may result in an event of default, under which USSK may not draw upon the facility, and the majority lenders, as defined in the USSK Credit Agreement, may cancel any and all commitments, and/or accelerate full repayment of any or all amounts outstanding under the USSK Credit Agreement. An event of default under the USSK Credit Agreement could also result in an event of default under the Credit Facility Agreement.

On December 23, 2019, USSK entered into a supplemental agreement that amended the USSK Credit Agreement leverage covenant and pledged certain USSK trade receivables and inventory as collateral in support of USSK's obligations.

At June 30, 2020, USSK had availability of €110 million (approximately $123 million) under the USSK Credit Agreement. The USSK Credit Agreement expires in September 2023.

The USSK Credit Agreement contains customary representations and warranties including, as a condition to borrowing, that it met certain financial covenants since the last measurement date, and that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, and representations as to no material adverse change in our business or financial condition since December 31, 2017. The USSK Credit Facility Agreement also contains customary events of default, including a cross-default upon acceleration of material indebtedness of USSK and its subsidiaries.
At June 30, 2020, USSK had no borrowings under its €20 million and €10 million credit facilities (collectively, approximately $34 million) and the availability was approximately $32 million due to approximately $2 million of customs and other guarantees outstanding.
Each of these facilities bear interest at the applicable inter-bank offer rate plus a margin and contain customary terms and conditions.
USS-POSCO Industries Credit Facility
At June 30, 2020, USS-POSCO Industries (UPI) had borrowings of $77 million under its $110 million revolving credit facility (UPI Amended Credit Facility). Borrowings are secured by liens on certain UPI inventory and trade accounts receivable. The UPI Amended Credit Facility provides for borrowings at interest rates based on defined, short-term market rates plus a spread based on availability and includes other customary terms and conditions. At June 30, 2020, UPI had availability of $7 million under the UPI Amended Credit Facility. The UPI Amended Credit Facility agreement was terminated on July 17, 2020 and the outstanding borrowings were repaid using cash on hand. Upon termination of the UPI Amended Credit Facility, UPI was added as a subsidiary guarantor to the Credit Facility Agreement which increased the inventory and trade accounts receivable under that facility and resulted in an increase in U. S. Steel's liquidity.
Change in control event
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $5,129 million as of June 30, 2020 may be declared due and payable; (b) the Credit Facility Agreement and the

USSK credit facilities may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either purchase the leased Fairfield Works slab caster for approximately $17 million or provide a letter of credit to secure the remaining obligation.
16. Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, current accounts and notes receivable, accounts payable, bank checks outstanding, and accrued interest included in the Condensed Consolidated Balance Sheet approximate fair value. See Note 14 for disclosure of U. S. Steel’s derivative instruments, which are accounted for at fair value on a recurring basis.
The net change in fair value of the options related to our purchase of the equity investment in Big River Steel during the six months ended June 30, 2020 resulted in an $6 million decrease to net interest and other financial costs. The financial impact was due to an increase in U. S. Steel’s credit spread and higher volatility partially offset by a lower risk free interest rate and a lower Big River Steel equity value.
The following table shows the change in fair value by option for the six month period ended June 30, 2020.

(In millions)	Balance Sheet Location	Fair Value asset/(liability) at December 31, 2019	Fair Value Mark to Market gain/(loss)	Fair Value asset/(liability) at June 30, 2020
U. S. Steel Call Option	Investments and Long-Term Receivables	$166	$(35)	$131
Class B Common Put Option	Deferred credits and other noncurrent liabilities	$(192)	$42	$(150)
Class B Common Call Option	Deferred credits and other noncurrent liabilities	$(2)	$(1)	$(3)
Net Mark to Market Impact			$6
The fair value of the U. S. Steel Call Option and Class B Common Put Option are most significantly impacted by certain unobservable inputs including Big River Steel’s equity value and volatility. The Class B Common Put Option is also significantly impacted by U. S. Steel’s credit spread. See Note 20 of the audited financial statements in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for further details.
Stelco Option for Minntac Mine Interest
On April 30, 2020 (the Effective Date), the Company entered into an Option Agreement with Stelco, Inc. (Stelco), that grants Stelco the option to purchase a 25 percent interest (the Option Interest) in a to-be-formed entity (the Joint Venture) that will own the Company’s current iron ore mine located in Mt. Iron, Minnesota (the Minntac Mine). As consideration for the Option, Stelco will pay the Company an aggregate amount of $100 million in five $20 million installments, which began on the Effective Date and will end on December 31, 2020. In the event Stelco exercises the option, Stelco will contribute an additional $500 million to the Joint Venture, which amount shall be remitted solely to U. S. Steel in the form of a one-time special distribution, and the parties will engage in good faith negotiations to finalize the master agreement (pursuant to which Stelco will acquire the Option Interest) and the limited liability company agreement of the Joint Venture. As of June 30, 2020, Stelco has made installment payments totaling $40 million which are recorded net of transaction costs in noncontrolling interest in the Condensed Consolidated Balance Sheet.

The following table summarizes U. S. Steel’s financial liabilities that were not carried at fair value at June 30, 2020 and December 31, 2019. The fair value of long-term debt was determined using Level 2 inputs.

	June 30, 2020		December 31, 2019
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$5,029	$5,510	$3,576	$3,575
(a) Excludes finance lease obligations.

17. Statement of Changes in Stockholders’ Equity

The following table reflects the first six months of 2020 and 2019 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Six Months Ended June 30, 2020 (In millions)	Total	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$4,093	$544	$(478)	$179	$(173)	$4,020	$1
Comprehensive income (loss):
Net loss	(391)	(391)	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	52	—	52	—	—	—	—
Currency translation adjustment	(23)	—	(23)	—	—	—	—
Derivative financial instruments	(5)	—	(5)
Employee stock plans	2	—	—	—	(2)	4	—
Dividends paid on common stock	(2)	(2)	—	—	—	—	—
Balance at March 31, 2020	3,726	151	(454)	179	(175)	4,024	1
Comprehensive income (loss):
Net loss	(589)	(589)	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	29	—	29	—	—	—	—
Currency translation adjustment	20	—	20	—	—	—	—
Derivative financial instruments	15	—	15	—	—	—	—
Employee stock plans	8	—	—	—	—	8	—
Common Stock Issued	410	—	—	50	—	360	—
Dividends paid on common stock	(1)	—	—	—	—	(1)	—
Stelco Option Agreement	37	—	—	—	—	—	37
Other	(1)	—	—	—	—	—	(1)
Balance at June 30, 2020	$3,654	$(438)	$(390)	$229	$(175)	$4,391	$37

Six Months Ended June 30, 2019 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$4,203	$1,212	$(1,026)	$177	$(78)	$3,917	$1
Comprehensive income (loss):
Net earnings	54	54	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	32	—	32	—	—	—	—
Currency translation adjustment	(17)	—	(17)	—	—	—	—
Derivative financial instruments	15		15
Employee stock plans	2	—	—	1	(6)	7	—
Common stock repurchased	(42)	—	—	—	(42)	—	—
Dividends paid on common stock	(9)	(9)	—	—	—	—	—
Cumulative effect upon adoption of lease accounting standard	(2)	(2)	—	—	—	—	—
Balance at March 31, 2019	4,236	1,255	(996)	178	(126)	3,924	1
Comprehensive income (loss):
Net earnings	68	68	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	32	—	32	—	—	—	—
Currency translation adjustment	12	—	12	—	—	—	—
Derivative financial instruments	(11)	—	(11)	—	—	—	—
Employee stock plans	12	—	—	1	(1)	12	—
Common stock repurchased	(28)	—	—	—	(28)	—	—
Dividends paid on common stock	(9)	(9)	—	—	—	—	—
Balance at June 30, 2019	$4,312	$1,314	$(963)	$179	$(155)	$3,936	$1

18. Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions)	Pension and Other Benefit Items	Foreign Currency Items	Unrealized Gain (Loss) on Derivatives	Total
Balance at December 31, 2019	$(843)	$381	$(16)	$(478)
Other comprehensive income (loss) before reclassifications	8	(3)	(8)	(3)
Amounts reclassified from AOCI (a)	73	—	18	91
Net current-period other comprehensive income (loss)	81	(3)	10	88
Balance at June 30, 2020	$(762)	$378	$(6)	$(390)

Balance at December 31, 2018	$(1,416)	$403	$(13)	$(1,026)
Other comprehensive income (loss) before reclassifications	1	(5)	15	11
Amounts reclassified from AOCI (a)	63	—	(11)	52
Net current-period other comprehensive income (loss)	64	(5)	4	63
Balance at June 30, 2019	$(1,352)	$398	$(9)	$(963)
(a)See table below for further details.

	Amount reclassified from AOCI (a)
	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI components (in million)	2020	2019	2020	2019
Amortization of pension and other benefit items
Prior service costs (a)	$(1)	$8	$(3)	$15
Actuarial losses (a)	32	34	64	68
UPI Purchase Accounting Adjustment	—	—	23	—
Total pensions and other benefits items	31	42	84	83
Derivative reclassifications to Condensed Consolidated Statements of Operations	10	(1)	22	(14)
Total before tax	41	41	106	69
Tax provision	(7)	(10)	(15)	(17)
Net of tax	$34	$31	$91	$52
(a)These AOCI components are included in the computation of net periodic benefit cost (see Note 10 for additional details).

19. Transactions with Related Parties
Related party sales and service transactions are primarily related to equity investees and were $91 million and $370 million for the three months ended June 30, 2020 and 2019, respectively and $442 million and $745 million for the six months ended June 30, 2020 and 2019, respectively. The transaction to purchase UPI included the assumption of $135 million of accounts payable owed to U. S. Steel for prior sales of steel substrate to UPI. This amount is reflected as a reduction in receivables from related parties on the Company's Condensed Consolidated Balance Sheet as both the corresponding receivable and payable amounts between U. S. Steel and UPI are eliminated in consolidation upon acquisition. See Note 5 to the Condensed Consolidated Financial Statements for further details.
Purchases from related parties for outside processing services provided by equity investees amounted to $10 million and $7 million for the three months ended June 30, 2020 and 2019, respectively and $38 million and $16 million for the six months ended June 30, 2020 and 2019, respectively. Purchases of iron ore pellets from related parties amounted to $16 million and $31 million for the three months ended June 30, 2020 and 2019, respectively, and $34 million and $51 million for the six months ended June 30, 2020 and 2019.

Accounts payable to related parties include balances due to PRO-TEC Coating Company, LLC (PRO-TEC) of $72 million and $82 million at June 30, 2020 and December 31, 2019, respectively for invoicing and receivables collection services provided by U. S. Steel on PRO-TEC's behalf. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $2 million for the periods ending June 30, 2020 and December 31, 2019.
20. Restructuring and Other Charges
During the three months ended June 30, 2020, the Company recorded restructuring and other charges of $89 million, which consists of charges of $47 million for the indefinite idling of our Keetac mining operations and a significant portion of Great Lakes Works, $2 million for other charges, $8 million for employee benefit costs related to Company-wide headcount reductions and $32 million headcount reductions under a Voluntary Early Retirement Program (VERP) offered at USSK.
During the six months ended June 30, 2020, the Company recorded restructuring and other charges of $130 million, which consists of charges of $72 million for the indefinite idling of our Keetac mining operations and a significant portion of Great Lakes Works, $13 million for the indefinite idling of Lorain Tubular Operations and Lone Star Tubular Operations, $13 million and $32 million for employee benefit costs related to Company-wide headcount reductions and headcount reductions under a VERP offered at USSK, respectively. Cash payments were made related to severance and exit costs of approximately $33 million.
The activity in the accrued balances incurred in relation to restructuring programs during the six months ended June 30, 2020 were as follows:

(In millions)	Employee Related Costs	Exit Costs	Non-cash Charges	Total
Balance at December 31, 2019	$87	$125	$—	$212
Additional charges	75	51	4	130
Cash payments/utilization	(12)	(21)	(4)	(37)
Balance at June 30, 2020	$150	$155	$—	$305

Accrued liabilities for restructuring programs are included in the following balance sheet lines:

(In millions)	June 30, 2020	December 31, 2019
Accounts payable	$63	$46
Payroll and benefits payable	119	64
Employee benefits	30	23
Deferred credits and other noncurrent liabilities	93	79
Total	$305	$212

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

Asbestos matters – As of June 30, 2020, U. S. Steel was a defendant in approximately 816 active cases involving approximately 2,400 plaintiffs. The vast majority of these cases involve multiple defendants. About 1,540, or approximately 64 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. At December 31, 2019, U. S. Steel was a defendant in approximately 800 cases involving approximately 2,390 plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.
The following table shows the number of asbestos claims in the current period and the prior three years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved (a)	New Claims	Closing Number of Claims
December 31, 2017	3,340	275	250	3,315
December 31, 2018	3,315	1,285	290	2,320
December 31, 2019	2,320	195	265	2,390
June 30, 2020	2,390	130	140	2,400
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

(In millions)	Six Months Ended June 30, 2020
Beginning of period	$186
Accruals for environmental remediation deemed probable and reasonably estimable	2
Obligations settled	(15)
End of period	$173

Accrued liabilities for remediation activities are included in the following Condensed Consolidated Balance Sheet lines:

(In millions)	June 30, 2020	December 31, 2019
Accounts payable	$54	$53
Deferred credits and other noncurrent liabilities	119	133
Total	$173	$186
Expenses related to remediation are recorded in cost of sales and were immaterial for both the three and six-month periods ended June 30, 2020 and June 30, 2019. It is not currently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 20 to 30 percent.
Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:
(1)Projects with Ongoing Study and Scope Development - Projects which are still in the development phase. For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are six environmental remediation projects where additional costs for completion are not currently estimable, but could be material. These projects are at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI), the Fairless Plant, Gary Works and the former steelmaking plant at Joliet, Illinois. As of June 30, 2020, accrued liabilities for these projects totaled $2 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $30 million to $45 million.
(2)Significant Projects with Defined Scope - Projects with significant accrued liabilities with a defined scope. As of June 30, 2020, there are four significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $115 million. These projects are Gary Resource Conservation and Recovery Act (RCRA) (accrued liability of $24 million), the former Geneva facility (accrued liability of $38 million), the Cherryvale zinc site (accrued liability of $9 million) and the former Duluth facility St. Louis River Estuary (accrued liability of $44 million).
(3)Other Projects with a Defined Scope - Projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are two other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at June 30, 2020 was $3 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.
The remaining environmental remediation projects each have an accrued liability of less than $1 million each. The total accrued liability for these projects at June 30, 2020 was approximately $3 million. We do not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $23 million at June 30, 2020 and were based on known scopes of work.
Administrative and Legal Costs – As of June 30, 2020, U. S. Steel had an accrued liability of $11 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to comply with various regulations, laws and other requirements relating to the environment. In the first six months of 2020 and 2019, such capital expenditures totaled $7 million and $30 million, respectively. U. S. Steel anticipates making additional such expenditures in the future, which may be material; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
EU Environmental Requirements - Under the Emissions Trading Scheme (ETS), USSK's final allocation of allowances for the Phase III period, which covers the years 2013 through 2020 is 48 million allowances. Based on projected total production levels, we started to purchase allowances in the third quarter of 2017 to meet the annual compliance submission in the future. As of June 30, 2020, we have purchased approximately 12.3 million European Union Allowances totaling €141.1 million (approximately $154.6 million) to cover the estimated shortfall of emission allowances. We estimate that the total shortfall will be approximately 12 million allowances for the Phase III period. The exact cost of complying with the ETS regulations will depend on future production levels and future emissions intensity levels, however our estimated shortfall of emission allowances is covered by purchased European Union Allowances.
The EU’s Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Our most recent estimate of total capital expenditures for projects to comply with or go beyond BAT requirements is €138 million (approximately $151 million) over the actual program period. These costs may be mitigated if USSK complies with certain financial covenants, which are assessed annually according to EU funding rules. USSK complied with these covenants as of June 30, 2020. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g. bank guarantee) to secure the full value of estimated expenditures. There could be increased operating costs associated with these projects, such as increased energy and maintenance costs. We are currently unable to reliably estimate what the increase in operating costs will be as many projects are in the development stage.
Environmental indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were divested. These indemnifications and cost sharing agreements have included provisions related to the condition of the property, the approved use, certain representations and warranties, matters of title, and environmental matters. While most of these provisions have not specifically dealt with environmental issues, there have been transactions in which U. S. Steel indemnified the buyer for clean-up or remediation costs relating to the business sold or its then existing conditions or past practices related to non-compliance with environmental laws. Most of the recent indemnification and cost sharing agreements are of a limited nature, only applying to non-compliance with past and/or current laws. Some indemnifications and cost sharing agreements only run for a specified period of time after the transactions close and others run indefinitely. In addition, current owners or operators of property formerly owned or operated by U. S. Steel may have common law claims and cost recovery and contribution rights against U. S. Steel related to environmental matters. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties divested and deconsolidated. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $173 million of accrued liabilities for remediation discussed above), there are no other known probable and estimable environmental liabilities related to these transactions.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $7 million at June 30, 2020.
Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $25 million at June 30, 2020). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $209 million as of June 30, 2020, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by our Credit Facility Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $129 million and $190 million at June 30, 2020 and December 31, 2019, respectively.
Capital Commitments – At June 30, 2020, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $790 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2020	2021	2022	2023	2024	Later Years	Total
$306	$699	$622	$386	$160	$851	$3,024
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, and certain energy and utility services with terms ranging from two to 16 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of June 30, 2020, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $125 million.
Total payments relating to unconditional purchase obligations were $134 million and $168 million for the three months ended June 30, 2020 and 2019, respectively, and $302 million and $326 million for the six months ended June 30, 2020 and 2019, respectively.
22. Significant Equity Investments

Summarized unaudited income statement information for our significant equity investments for the six months ended June 30, 2020 and 2019 is reported below (amounts represent 100% of investee financial information):

(In millions)	2020	2019
Net sales	$461	$648
Cost of sales	435	559
Operating (loss) income	(1)	64
Net (loss) earnings	(23)	58
Net (loss) earnings attributable to significant equity investments	(23)	58

U. S. Steel's portion of the equity in net (loss) earnings of the significant equity investments above was $(10) million and $30 million for the six months ended June 30, 2020 and 2019, respectively, which is included in the earnings from investees line on the Condensed Consolidated Statement of Operations.

23. Common Stock Issued and Repurchased
On June 22, 2020, U. S. Steel issued 50 million shares of common stock (par value $1 per share) at a price of $8.2075 per share, resulting in net proceeds of $410 million. An overallotment option was granted to the underwriter for 7.5 million shares at a price of $8.2075 per share. The overallotment option expired unexercised on July 17, 2020.
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
RESULTS OF OPERATIONS
U. S. Steel's results in the three and six months ended June 30, 2020 were significantly impacted by market challenges in each of the Company's three reportable segments: North American Flat-Rolled (Flat-Rolled), U. S. Steel Europe (USSE) and Tubular Products (Tubular). In Flat-Rolled, the results were largely impacted by the reset of calendar year fixed contract prices, lost shipments due to many customers ceasing operations due to restrictions put in place in response to the coronavirus (COVID-19) pandemic, and the resultant spot price erosion realized as U.S. industry capacity utilization plummeted to the lowest level in 11 years. USSE continues to experience margin compression due to ongoing weak performance of the manufacturing sector and continued high levels of imports. In Tubular, the COVID-19 outbreak reduced demand for oil and gas and severely impacted energy prices, creating unprecedented reductions of drilling activity in the U.S.

Net sales by segment for the three and six months ended June 30, 2020 and 2019 are set forth in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, excluding intersegment sales)	2020	2019	% Change	2020	2019	% Change
Flat-Rolled Products (Flat-Rolled)	$1,497	$2,539	(41)%	$3,471	$4,944	(30)%
U. S. Steel Europe (USSE)	403	678	(41)%	908	1,415	(36)%
Tubular Products (Tubular)	182	316	(42)%	437	659	(34)%
Total sales from reportable segments	2,082	3,533	(41)%	4,816	7,018	(31)%
Other Businesses	9	12	(25)%	23	26	(12)%
Net sales	$2,091	$3,545	(41)%	$4,839	$7,044	(31)%
Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended June 30, 2020 versus the three months ended June 30, 2019 is set forth in the following table:

Three Months Ended June 30, 2020 versus Three Months Ended June 30, 2019

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Coke & Other(c)	Net Change
Flat-Rolled	(32)%	(8)%	3%	—%	(4)%	(41)%
USSE	(39)%	(3)%	3%	(2)%	—%	(41)%
Tubular	(32)%	(9)%	(1)%	—%	—%	(42)%
a) Excludes intersegment sales

(b) Foreign currency translation effects
(c) Includes sales of coke and scrap inventory

Net sales were $2,091 million in the three months ended June 30, 2020, compared with $3,545 million in the same period last year. The decrease in sales for the Flat-Rolled segment resulted from decreased shipments (decrease of 1,014 thousand tons) across all products and lower realized prices (decrease of $58 per net ton) across all products. The USSE segment continues to experience significant market challenges, which resulted in decreased sales versus the same period last year. The decrease in sales for the USSE segment resulted from decreased shipments (decrease of 394 thousand tons) across most products and lower realized prices (decrease of $20 per net ton) across all products from continued high levels of imports and significantly weaker economic conditions, primarily in the manufacturing sector. The decrease in sales for the Tubular segment resulted from decreased shipments (decrease of 63 thousand tons) across all prime products and lower realized prices (decrease of $236 per net ton) across all products.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the six months ended June 30, 2020 versus the six months ended June 30, 2019 is set forth in the following table:

Six Months Ended June 30, 2020 versus Six Months Ended June 30, 2019

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Coke & Other(c)	Net Change
Flat-Rolled	(20)%	(9)%	2%	—%	(3)%	(30)%
USSE	(32)%	(5)%	3%	(2)%	—%	(36)%
Tubular	(20)%	(11)%	(2)%	—%	(1)%	(34)%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
(c) Includes sales of coke and scrap inventory
Net sales were $4,839 million in the six months ended June 30, 2020, compared with $7,044 million in the same period last year. The decrease in sales for the Flat-Rolled segment resulted from decreased shipments (decrease of 1,230 thousand tons) across all products and lower realized prices (decrease of $74 per net ton) across all products. The USSE segment continues to experience significant market challenges, which resulted in decreased sales versus the same period last year. The decrease in sales for the USSE segment resulted from decreased shipments (decrease of 657 thousand tons) across most products and lower realized prices (decrease of $41 per net ton) across all products from continued high levels of imports and significantly weaker economic conditions, primarily in the manufacturing sector. The decrease in sales for the Tubular segment resulted from decreased shipments (decrease of 83 thousand tons) across all prime products and lower realized prices (decrease of $252 per net ton) across all products.

Pension and other benefits costs

Pension and other benefit costs (other than service cost) are reflected within net interest and other financial costs and the service cost component is reflected within cost of sales in the Condensed Consolidated Statements of Operations.
Defined benefit and multiemployer pension plan costs included in cost of sales totaled $31 million and $64 million in the three and six months ended June 30, 2020, respectively, compared to $30 million and $59 million in the comparable periods in 2019.
Costs related to defined contribution plans totaled $4 million and $15 million for the three and six months ended June 30, 2020, respectively, compared to $11 million and $23 million in the comparable periods in 2019.
Other benefit expense included in cost of sales totaled $3 million and $6 million in the three and six months ended June 30, 2020, respectively, and $3 million and $6 million in the comparable periods in 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses were $62 million and $134 million in the three and six months ended June 30, 2020, respectively, compared to $82 million and $160 million in the three and six months ended June 30, 2019, respectively.

Restructuring and other charges
During the three months ended June 30, 2020, the Company recorded restructuring and other charges of $89 million, which consists of charges of $47 million for the indefinite idling of our Keetac mining operations and a significant portion of Great Lakes Works, $2 million for other charges, $8 million for employee benefit costs related to Company-wide headcount reductions and $32 million headcount reductions under a Voluntary Early Retirement Program (VERP) offered at USSK.
During the six months ended June 30, 2020, the Company recorded restructuring and other charges of $130 million, which consists of charges of $72 million for the indefinite idling of our Keetac mining operations and a significant portion of Great Lakes Works, $13 million for the indefinite idling of Lorain Tubular Operations and Lone Star Tubular Operations, $13 million and $32 million for employee benefit costs related to Company-wide headcount reductions and headcount reductions under a VERP offered at USSK, respectively. Cash payments were made related to severance and exit costs of approximately $33 million.

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

Strategic projects and technology investments

The Company expects to invest approximately $500 million, of which approximately 45 percent has already been spent, to upgrade the Gary Works hot strip mill through a series of projects focused on expanding the line's competitive advantages. The Gary Works hot strip mill will further differentiate itself as a leader in heavy-gauge products in strategic markets. The Company currently has paused planned upgrades and will continue to evaluate the pace and timeline for completing the remaining investments in the Gary Works hot strip mill.

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

In May 2019, U. S. Steel announced that it will construct a new endless casting and rolling facility at its Edgar Thomson Plant in Braddock, Pennsylvania, and a cogeneration facility at its Clairton Plant in Clairton, Pennsylvania, both part of the Company's Mon Valley Works. This investment in state-of-the-art sustainable steel technology is expected to significantly upgrade the production capability of our lowest liquid steel cost mill in the U.S., while further reducing conversion costs through improved process efficiencies, yield and energy consumption. The company has delayed groundbreaking for this project for an indeterminate period until market conditions become more certain.

In February 2019, U. S. Steel restarted construction of the EAF steelmaking facility at its Tubular Operations in Fairfield, Alabama. The EAF is expected to strengthen our competitive position and reduce rounds cost by $90 per ton as the Company becomes self-sufficient in its rounds supply. The EAF is expected to begin producing steel in the fourth quarter of 2020.

In January 2019, U. S. Steel announced the construction of a new Dynamo line at USSE. The new line, a $130 million investment, has an annual capacity of approximately 100,000 metric tons. Construction on the Dynamo line began in mid-2019 and was targeted to be operational in the fourth quarter of 2020 but based on market conditions, the project is delayed. Upon its completion, the new line will enable production of sophisticated silicon grades of non-grain oriented (NGO) electrical steels to support increased demand in vehicles and generators.

COVID-19 and Disruptions in the Oil and Gas Industries

The global pandemic resulting from the novel coronavirus designated as COVID-19 has had a significant impact on economies, businesses and individuals around the world. Efforts by governments around the world to contain the virus have involved, among other things, border closings and other significant travel restrictions; mandatory stay-at-home and work-from-home orders in numerous countries, including the United States; mandatory business closures; public gathering limitations; and prolonged quarantines. These efforts and other governmental and individual reactions to the pandemic have led to significant disruptions to commerce, lower consumer demand for goods and services and general uncertainty regarding the near-term and long-term impact of the COVID-19 virus on the domestic and international economy and on public health. These developments and other consequences of the outbreak have had, and could continue to have, a material adverse impact on the Company's results of operations, financial condition and cash flows.

The U.S. Department of Homeland Security guidance has identified U. S. Steel's business as a critical infrastructure industry, essential to the economic prosperity, security and continuity of the United States. Similarly, in Slovakia, U. S. Steel Košice (USSK) was identified by the government as a strategic and critical company, essential to economic prosperity, and continues to operate. We are following the Centers for Disease Control and Prevention guidelines and other applicable local requirements to mitigate the threat of COVID-19 exposure in our workplace.

The duration, severity, speed and scope of the COVID-19 pandemic remains highly uncertain and the extent to which COVID-19 will affect our operations depends on future developments, such as potential surges of the outbreak, which cannot be predicted at this time. Although we have continued to operate, we have experienced, and may continue to experience, significant reductions in demand for our products. We believe that our second quarter financial results marked the trough for the year as customer demand has started to return.

The oil and gas industry, which is one of our significant end markets, has experienced and continues to experience, a significant amount of disruption and oversupply at a time of declining demand, resulting in a decline in profitability. Our Tubular operations support the oil and gas industry, and therefore the industry's decline has led to a significant decline in demand for our Tubular products. In the first quarter of 2020 the steep decline in oil prices was considered a triggering event for our welded tubular and seamless tubular asset groups, and as a consequence, we recorded a $263 million impairment charge for the welded tubular asset group (see Note 1 to the Condensed Consolidated Financial Statements for further details).

In response to the decline in demand for our products resulting from the COVID-19 pandemic and the disruptions in the oil and gas industry, we have taken a number of actions to mitigate the impact on our business and to preserve cash and enhance our liquidity, including:
•On June 22, 2020, we issued 50 million shares of common stock for $8.2075 per share, yielding net proceeds of approximately $410 million.
•On May 29, 2020, we completed the sale of $1.056 billion aggregate principal amount of 12.000% Senior Secured Notes due 2025 for net proceeds of approximately $977 million.
•On March 23, 2020, we borrowed an additional $800 million under the Credit Facility Agreement to bolster our cash balance, $100 million of which was subsequently repaid in the second quarter of 2020.
•We announced a $125 million reduction in expected 2020 capital expenditures, including a delay in the construction of our endless casting and rolling line at Mon Valley Works.

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

In March and April of 2020, we took additional footprint actions to temporarily idle certain operations for an indefinite period to better align production with customer demand, including:
•Blast Furnaces #4, #6 and #8 at Gary Works
•Blast Furnace A at Granite City Works

•Blast Furnace #1 at Mon Valley Works
•Lone Star Tubular Operations
•Lorain Tubular Operations
•Keetac Iron Ore Operations

Additionally, U. S. Steel reduced coke production at its Clairton Plant and adjusted production at its Minntac operations in line with the blast furnace idlings. U. S. Steel reduced operating levels in the Tubular business and other production facilities and will continue to evaluate its operating configuration to properly respond to ever changing conditions. As market conditions change, we continually assess the footprint required to support our customers’ needs and make decisions about resuming production at idled facilities or increasing production at facilities operating at reduced levels. Since then we also began to indefinitely idle the Hughes Springs, Texas coupling production facility of Wheeling Machine Products in May 2020. As demand has increased, the Company restarted blast furnace #1 at Mon Valley Works in June 2020 and blast furnace #6 at Gary Works in July 2020. Plans were also underway in late July 2020 to restart blast furnace #8 at Gary Works on August 1, 2020. In addition, to mitigate impacts from the pandemic we reduced certain costs at our plants and headquarters. In connection with the temporary idlings described above, we have taken actions to appropriately streamline our footprint and workforce.

As of June 30, 2020 the carrying value of the idled fixed assets within the non restarted or not currently planning to restart facilities noted above was: Gary Works blast furnace #4, $45 million; Granite City Works Blast Furnace A, $65 million; Lone Star Tubular Operations, $10 million; Lorain Tubular Operations, $75 million; and Keetac Iron Ore Operations, $85 million.

In December 2019, U. S. Steel announced that it would indefinitely idle a significant portion of Great Lakes Works. The Company began idling the iron and steelmaking facilities in March 2020 and the hot strip mill rolling facility in June 2020. The carrying value of the Great Lakes Works facilities that we intend to indefinitely idle was approximately $355 million as of June 30, 2020.

In December 2019, the Company completed the indefinite idling of its East Chicago Tin (ECT) operations within its Flat-Rolled segment. ECT was indefinitely idled primarily due to increased tin import levels in the U.S. Additionally, U. S. Steel indefinitely idled its finishing facility in Dearborn, Michigan (which operates an electrolytic galvanizing line), during the fourth quarter of 2019. The carrying value of these facilities was approximately $20 million as of June 30, 2020.

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

In July 2019, U. S. Steel began implementing a labor productivity strategy at USSK so that it could better compete in the European steel market, which has experienced softening demand as well as a significant increase in imports. It was anticipated that the labor productivity strategy would result in total headcount reductions, including contractors, of approximately 2,500 by the end of 2021. As part of the labor productivity strategy, a voluntary early retirement program was offered in April 2020, which allowed employees to terminate their employment contract effective July 1, 2020. As of July 1, 2020 approximately 2,950 positions, including approximately 475 contractors, were eliminated.

In June 2019, to better align global production with its order book U. S. Steel idled a blast furnace in Europe resulting in a monthly blast furnace production capacity reduction of approximately 125,000 tons. Blast furnace production may resume when market conditions improve. As of June 30, 2020 the carrying value of this idled blast furnace was $10 million.

Earnings (loss) before interest and income taxes by segment for the three and six months ended June 30, 2020 and 2019 is set forth in the following table:

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
(Dollars in millions)	2020	2019		2020	2019
Flat-Rolled	$(329)	$134	(346)%	$(364)	$229	(259)%
USSE	(26)	(10)	(160)%	(40)	19	(311)%
Tubular	(47)	(6)	(683)%	(95)	4	(2,475)%
Total earnings from reportable segments	(402)	118	(441)%	(499)	252	(298)%
Other Businesses	(21)	10	(310)%	(20)	18	(211)%
Segment earnings before interest and income taxes	(423)	128	(430)%	(519)	270	(292)%
Items not allocated to segments:
Tubular asset impairment charge	—	—		(263)	—
Restructuring and other charges	(89)	—		(130)	—
Gain on previously held investment in UPI	—	—		25	—
Tubular inventory impairment charge	(24)	—		(24)	—
December 24, 2018 Clairton coke making facility fire	4	(13)		4	(44)
Total earnings before interest and income taxes	$(532)	$115	(563)%	$(907)	$226	(501)%

Segment results for Flat-Rolled

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2020	2019		2020	2019
(Loss) earnings before interest and taxes ($ millions)	$(329)	$134	(346)%	$(364)	$229	(259)%
Gross margin	(10)%	11%	(21)%	—%	11%	(11)%
Raw steel production (mnt)	1,468	2,984	(51)%	4,616	6,059	(24)%
Capability utilization	35%	70%	(35)%	54%	72%	(18)%
Steel shipments (mnt)	1,790	2,804	(36)%	4,299	5,529	(22)%
Average realized steel price per ton	$721	$779	(7)%	$715	$789	(9)%

The decrease in Flat-Rolled results for the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to lower average realized prices (approximately $180 million), decreased shipments, including substrate to our Tubular segment (approximately $180 million), decreased Mining Solution sales (approximately $35 million) and increased other costs primarily due to LIFO inventory adjustments, joint venture earnings and depreciation (approximately $80 million). These changes were partially offset by lower raw material costs (approximately $10 million).
The decrease in Flat-Rolled results for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to lower average realized prices (approximately $440 million), decreased shipments, including substrate to our Tubular segment (approximately $230 million), decreased Mining Solution sales (approximately $35 million) and increased other costs primarily due to joint venture earnings and depreciation (approximately $65 million). These changes were partially offset by lower raw material costs (approximately $85 million), decreased maintenance and outage costs (approximately $15 million) and lower energy costs (approximately $75 million).
Gross margin for the three and six months ended June 30, 2020 compared to the same period in 2019 decreased primarily as a result of lower sales and average realized prices.

Segment results for USSE

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019
(Loss) earnings before interest and taxes ($ millions)	$(26)	$(10)	(160)%	$(40)	$19	(311)%
Gross margin	2%	4%	(2)%	3%	6%	(3)%
Raw steel production (mnt)	645	1,148	(44)%	1,527	2,307	(34)%
Capability utilization	52%	92%	(40)%	61%	93%	(32)%
Steel shipments (mnt)	610	1,004	(39)%	1,411	2,068	(32)%
Average realized steel price per ($/ton)	$632	$652	(3)%	$620	$661	(6)%
Average realized steel price per (€/ton)	€575	€580	(1)%	€563	€585	(4)%

The decrease in USSE results for the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to lower average realized prices (approximately $20 million), decreased shipments, including volume inefficiencies (approximately $30 million) and the weakening of the U. S. dollar versus the euro (approximately $5 million). These changes were partially offset by lower raw material costs (approximately $10 million), lower energy costs (approximately $10 million) lower spending and other costs (approximately $20 million).
The decrease in USSE results for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to lower average realized prices (approximately $60 million), decreased shipments, including volume inefficiencies (approximately $50 million) and the weakening of the U. S. dollar versus the euro (approximately $20 million). These changes were partially offset by lower raw material costs (approximately $10 million), lower energy costs (approximately $15 million) and lower spending and other costs (approximately $45 million).
Gross margin for the three and six months ended June 30, 2020 compared to the same period in 2019 decreased primarily as a result of lower sales and average realized prices.

Segment results for Tubular

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019
(Loss) earnings before interest and taxes ($ millions)	$(47)	$(6)	(683)%	$(95)	$4	(2,475)%
Gross margin	(21)%	2%	(23)%	(16)%	5%	(21)%
Steel shipments (mnt)	132	195	(32)%	319	402	(21)%
Average realized steel price per ton	$1,288	$1,524	(15)%	$1,285	$1,537	(16)%

The decrease in Tubular results for the three months ended June 30, 2020 as compared to the same period in 2019 was primarily due to lower average realized prices (approximately $25 million) and decreased shipments, including volume inefficiencies (approximately $20 million) and increased maintenance and outage costs (approximately $5 million). These changes were partially offset by lower substrate and rounds costs (approximately $5 million) and a decrease in other costs (approximately $5 million).
The decrease in Tubular results for the six months ended June 30, 2020 compared to the same period in 2019 was was primarily due to lower average realized prices (approximately $70 million), decreased shipments, including volume inefficiencies (approximately $40 million), increased maintenance and outage costs (approximately $15 million), higher energy costs (approximately $5 million) and increased other costs (approximately $5 million). These changes were partially offset by lower substrate and rounds costs (approximately $35 million).
Gross margin for the three and six months ended June 30, 2020 compared to the same period in 2019 decreased primarily as a result of lower sales and average realized prices.

Results for Other Businesses

Other Businesses had losses of $21 million and $20 million in the three and six months ended June 30, 2020, compared to earnings of $10 million and $18 million in the three and six months ended June 30, 2019.

Items not allocated to segments

We recorded tubular asset impairment charges of $263 million in the six months ended June 30, 2020 as described in Notes 1 and 9 to the Condensed Consolidated Financial Statements.

We recorded restructuring and other charges of $89 million and $130 million in the three and six months ended June 30, 2020 as described in Note 20 to the Condensed Consolidated Financial Statements.

We recorded a $25 million gain on our previously held investment in UPI in the six months ended June 30, 2020 as described in Note 5 to the Condensed Consolidated Financial Statements.

We recorded a tubular inventory impairment change of $24 million in the three and six months ended June 30, 2020.

We recorded a $4 million reduction of costs associated with the December 24, 2018 Clairton coke making facility fire in the three and six months ended June 30, 2020. We incurred $13 million and $44 million of costs associated with the December 24, 2018 Clairton coke making facility fire in the three and six months ended June 30, 2019, respectively (see Environmental Matters, Litigation and Contingencies in the Liquidity and Capital Resources section for more details).

Net interest and other financial costs

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2020	2019		2020	2019
Interest expense	$64	$31	106%	$114	$65	75%
Interest income	(1)	(5)	(80)%	(5)	(10)	(50)%
Other financial costs	7	5	40%	4	2	100%
Net periodic benefit cost (other than service cost)	(8)	23	(135)%	(16)	46	(135)%
Total net interest and other financial costs	$62	$54	15%	$97	$103	(6)%

The increase in net interest and other financial costs in the three months ended June 30, 2020 as compared to the same period last year is primarily due to a higher level of debt partially offset by lower net periodic benefit cost (as discussed below).
The decrease in net interest and other financial costs in the six months ended June 30, 2020 as compared to the same period last year is primarily due to lower net periodic benefit cost (as discussed below) partially offset by a higher level of debt.
The net periodic benefit cost (other than service cost) components of pension and other benefit costs are reflected in the table above, and decreased in the three and six months ended June 30, 2020 as compared to the same periods last year primarily due to the better than expected 2019 asset performance, lower amortization of prior service costs, lower future healthcare costs, and reduced participation in our retiree health plans.
Income taxes
The income tax (benefit) provision was $(5) million and $(24) million in the three and six months ended June 30, 2020 compared to $(7) million and $1 million in the three and six months ended June 30, 2019. In general, the amount of tax expense or benefit from continuing operations is determined without regard to the tax effect of other categories of income or loss, such as other comprehensive income. However, an exception to this rule applies when there is a loss from continuing operations and income from other categories. Included in the tax benefit in the three and six months ended June 30, 2020 is a discrete benefit of $4 million and $14 million, respectively related to this accounting exception. Also included in the tax benefit in the six months ended June 30, 2020 is an expense of $13 million for an updated estimate to tax reserves related to an unrecognized tax benefit. Due to the full valuation allowance on our domestic deferred tax assets, the tax benefit in 2020 does not reflect any additional tax benefit for domestic pretax losses. In 2019, the tax provision reflects a benefit for percentage depletion in excess of cost depletion from iron ore that we produce and consume or sell. For further information on income taxes see Note 12 to the Condensed Consolidated Financial Statements.

Net losses attributable to United States Steel Corporation were $589 million and $980 million in the three and six months ended June 30, 2020, compared to net earnings of $68 million and $122 million in the three and six months ended June 30, 2019. The changes primarily reflect the factors discussed above.

CASH FLOW
Net cash used by operating activities was $362 million for the six months ended June 30, 2020 compared to net cash provided by operating activities of $366 million in the same period last year. The decrease in cash from operations is primarily due to lower financial results, partially offset by changes in working capital period over period.
Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.
Our key working capital components include accounts receivable and inventory. The accounts receivable and inventory turnover ratios for the three months and twelve months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Twelve Months Ended June 30,
	2020	2019	2020	2019
Accounts Receivable Turnover	2.0	2.1	8.3	8.8
Inventory Turnover	1.2	1.5	5.6	6.4

The decrease in the accounts receivable turnover approximates 3 days and 2 days for the three and twelve months ended June 30, 2020 as compared to the three and twelve months ended June 30, 2019, respectively.

The decrease in the inventory turnover approximates 14 days and 8 days for the three and twelve months ended June 30, 2020 as compared to the three and twelve months ended June 30, 2019, respectively, and is primarily due to decreased shipments across all our segments.

The last-in, first-out (LIFO) inventory method is the predominant method of inventory costing in the United States. At both June 30, 2020 and June 30, 2019, the LIFO method accounted for 70 percent of total inventory values. In the U.S., management monitors inventory realizability by comparing the LIFO cost of inventory with the replacement cost of inventory. To the extent the replacement cost (i.e., market value) of inventory is lower than the LIFO cost of inventory, management will write the inventory down. As of June 30, 2020, and December 31, 2019 the replacement cost of the inventory was higher by approximately $1,205 million and $735 million, respectively. Additionally, based on the Company’s latest internal forecasts and its inventory requirements, management does not believe there will be significant permanent LIFO liquidations that would impact earnings for the remainder of 2020.
Our cash conversion cycle for the second quarter of 2020 increased by thirteen days as compared to the fourth quarter of 2019 as shown below:

Cash Conversion Cycle	2020		2019
	$ millions	Days	$ millions	Days
Accounts receivable, net (a)	$939	46	$1,177	42

+ Inventories (b)	$1,634	74	$1,785	64

- Accounts Payable and Other Accrued Liabilities (c)	$1,438	70	$1,970	69

= Cash Conversion Cycle (d)		50		37
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

Capital expenditures for the six months ended June 30, 2020, were $455 million, compared with $628 million in the same period in 2019. Flat-rolled capital expenditures were $310 million and included spending for Mon Valley Endless Casting and Rolling, Gary Hot Strip Mill upgrades, Mining Equipment, and various other infrastructure, environmental, and strategic projects. USSE capital expenditures of $48 million consisted of spending for improved Sinter Strand Emission control and improved Ore Bridges Emission control and various other infrastructure and environmental projects. Tubular capital expenditures were $94 million and included spending for the Fairfield Electric Arc Furnace (EAF) project and various other infrastructure and environmental projects.
To align its strategic projects with the market realities, in March 2020 the Company announced a reduction in total planned capital expenditures for 2020 by $125 million to approximately $750 million.
U. S. Steel’s contractual commitments to acquire property, plant and equipment at June 30, 2020, totaled $790 million.
Revolving credit facilities - borrowings, net of financing costs totaled $1,462 million primarily due to borrowings on the Credit Facility Agreement and UPI Amended Credit Facility.

Revolving credit facilities - repayments totaled $644 million primarily due to repayments on the Credit Facility Agreement and UPI Amended Credit Facility.

Issuance of long-term debt, net of financing costs totaled $1,048 million primarily due to issuance of the 2025 Senior Secured Notes.

Net proceeds from our public offering of 50,000,000 shares of common stock totaled $410 million.

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

There were no triggering events that required an impairment evaluation of our long-lived asset groups for the three month period ended June 30, 2020.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes U. S. Steel’s liquidity as of June 30, 2020:

(Dollars in millions)
Cash and cash equivalents	$2,300
Amount available under $2.0 Billion Credit Facility Agreement	190
Amount available under USSK credit facilities	155
UPI Amended Credit Facility Agreement	7
Total estimated liquidity	$2,652
As of June 30, 2020, $279 million of the total cash and cash equivalents was held by our foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.

On June 22, 2020, the Company issued 50 million shares of common stock, par value of $1 per share, at a price of $8.2075 per share, in an underwritten public offering. Third-party expenses related to the issuance of less than $1 million were recorded as a decrease to additional paid-in capital, resulting in net proceeds of approximately $410 million.

On May 29, 2020, U. S. Steel issued an aggregate principal amount of $1,056 million of 12.000% Senior Secured Notes due June 1, 2025 (2025 Senior Secured Notes). The notes were issued at a price equal to 94.665% of their face value. U. S. Steel received net proceeds of approximately $977 million after fees of approximately $23 million related to underwriting and third party expenses. The Company intends to use the net proceeds to strengthen its balance sheet, increase liquidity and for general corporate purposes. The notes will pay interest semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2020. The notes are fully and unconditionally guaranteed on a senior secured basis by all of our existing and future direct and indirect material domestic subsidiaries (other than certain subsidiaries excluded in the indenture). The notes and notes guarantees are secured by first priority-liens, subject to permitted liens, on substantially all of U. S. Steel’s domestic assets, other than certain excluded assets per the terms of the notes indenture and exclusive of the collateral required under the Credit Facility Agreement.

As of June 30, 2020, we had borrowings of $104 million under the Export Credit Agreement (ECA). Loan repayments start six months after the starting point of credit as defined in the loan agreement with a total repayment term up to eight years. Loan availability and repayment terms are subject to certain customary covenants and events of default. The purpose of the ECA is to finance equipment purchased for the endless casting and rolling facility under construction at our Mon Valley Works facility in Braddock, Pennsylvania. In response to the decline in demand for our products resulting from the COVID-19 outbreak, we have delayed construction of our endless casting and rolling line at Mon Valley Works. We have also paused our borrowing under the ECA pending an update to the agreement or resumption of construction.

During March 2020, as a precautionary measure taken to mitigate the potential economic impacts of the COVID-19 pandemic, U. S. Steel increased its borrowings under its Credit Facility Agreement. As of June 30, 2020, there was $1.4 billion drawn under the $2.0 billion Credit Facility Agreement. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of 10 percent of the total aggregate commitments and $200 million. Based on the four quarters as of June 30, 2020, we would not have met this covenant. So long as we continue to not meet this covenant, the amount available to the Company is effectively reduced by $200 million. In addition, since the value of our inventory and trade accounts receivable less specified reserves calculated in accordance with the Credit Facility Agreement do not support the full amount of the facility at June 30, 2020, the amount available to the Company under this facility was further reduced by $210 million As a result, availability under this facility was $190 million as of June 30, 2020. Availability under this facility may be impacted by additional footprint decisions that are made to the extent the value of the collateral pool of inventory and accounts receivable that support our borrowing availability are reduced.

As of June 30, 2020, USSK had borrowings of €350 million (approximately $392 million) under its €460 million (approximately $515 million) revolving credit facility. The USSK Credit Agreement contains certain USSK financial covenants, including a maximum net debt to EBITDA ratio and a minimum stockholders' equity to assets ratio. The covenants are measured semi-annually at June and December each year for the period covering the last twelve calendar months, with the first net debt to EBITDA measurement occurring at June 2021. USSK must maintain a net debt to EBITDA ratio of less than 6.5 as of June 30, 2021 and 3.5 for semi-annual measurements starting December 31, 2021. The Company has determined that it may not be able to comply with the net debt to EBITDA covenant as of June 30, 2021 based on recent forecast scenarios. Although we may seek to obtain a waiver for this covenant, we believe that we will have sufficient cash on hand as of June 30, 2021 to reduce net debt as calculated under the covenant to avoid a covenant violation, if necessary. If covenant compliance requirements are not amended or waived or we are not able to reduce USSK’s net debt with cash on hand, it may result in an event of default, under which USSK may not draw upon the facility, and the majority lenders, as defined in the USSK Credit Agreement, may cancel any and all commitments, and/or accelerate full repayment of any or all amounts outstanding under the USSK Credit Agreement. An event of default under the USSK Credit Agreement could also result in an event of default under the Credit Facility Agreement.

At June 30, 2020, USSK had availability of €110 million (approximately $123 million) under the USSK Credit Agreement. The USSK Credit Agreement expires in September 2023.

The USSK Credit Agreement contains customary representations and warranties including, as a condition to borrowing, that it met certain financial covenants since the last measurement date, and that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, and representations as to no material adverse change in our business or financial condition since December 31, 2017. The USSK Credit Agreement also contains customary events of default, including a cross-default upon acceleration of material indebtedness of USSK and its subsidiaries.

As of June 30, 2020, USSK had no borrowings under its €20 million and €10 million credit facilities (collectively, approximately $34 million) and the availability was approximately $32 million due to approximately $2 million of customs and other guarantees outstanding. These facilities expire in December 2021.

At June 30, 2020, UPI had borrowings of $77 million under its $110 million revolving credit facility (UPI Amended Credit Facility). Borrowings are secured by liens on certain UPI inventory and trade accounts receivable. The UPI Amended Credit Facility provides for borrowings at interest rates based on defined, short-term market rates plus a spread based on availability and includes other customary terms and conditions. At June 30, 2020, UPI had availability of $7 million under the UPI Amended Credit Facility. The agreement was terminated on July 17, 2020 and the outstanding borrowings were repaid using cash on hand. Upon termination of the UPI Amended Credit Facility, UPI was added as a subsidiary guarantor to the Credit Facility Agreement which increased the inventory and trade accounts receivable under that facility and resulted in an increase in U. S. Steel's liquidity.

Certain of our credit facilities, including the Credit Facility Agreement, the USSK Credit Agreement and the ECA, contain standard terms and conditions including customary material adverse change clauses. If a material adverse change were to occur, our ability to fund future operating and capital requirements could be negatively impacted.

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

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $209 million of liquidity sources for financial assurance purposes as of June 30, 2020. Increases in certain of these commitments which use collateral are reflected within cash, cash equivalents and restricted cash on the Condensed Consolidated Statement of Cash Flows.

At June 30, 2020, in the event of a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $5.129 billion as of June 30, 2020 may be declared due and payable; (b) the Credit Facility Agreement and the USSK credit facilities may be terminated and any amounts outstanding declared due and payable; and (c) U. S. Steel may be required to either repurchase the leased Fairfield slab caster for $17 million or provide a cash collateralized letter of credit to secure the remaining obligation.

The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $7 million at June 30, 2020. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

Our major cash requirements in 2020 are expected to be for capital expenditures, employee benefits and operating costs, which includes purchases of raw materials. We finished the second quarter of 2020 with $2.300 billion of cash and cash equivalents and $2.652 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.

On April 30, 2020 (the Effective Date), the Company entered into an Option Agreement (Option Agreement) with Stelco Inc. (Stelco), that grants Stelco the option to purchase a 25 percent interest (the Option Interest) in a to-be-formed entity (the Joint Venture) that will own the Company’s current iron ore mine located in Mt. Iron, Minnesota (the Minntac Mine). As consideration for the Option, Stelco will pay the Company an aggregate amount of $100 million in five $20 million installments, which began on the Effective Date and will end on December 31, 2020. In the event Stelco exercises the option, Stelco will contribute an additional $500 million to the Joint Venture, which amount shall be remitted solely to U. S. Steel in the form of a one-time special distribution, and the parties will engage in good faith negotiations to finalize the master agreement (pursuant to which Stelco will acquire the Option Interest) and the limited liability company agreement of the Joint Venture. As of June 30, 2020, Stelco has made installment payments totaling $40 million which are recorded in noncontrolling interest in the Condensed Consolidated Balance Sheet. Subject to the terms and conditions of the Option Agreement, Stelco may exercise the Option at any time during the period commencing on the Final Payment Date and expiring on January 31, 2027 unless earlier terminated.

U. S. Steel management believes that our liquidity will be adequate to fund our requirements based on our current assumptions with respect to our results of operations and financial condition, including the continued impact of the COVID-19 pandemic, particularly when taken together with the ongoing disruption in the oil and gas industry.

We expect that our estimated liquidity requirements will consist primarily of the remaining portion of our 2020 planned strategic and sustaining capital expenditures, interest expense, and operating costs and employee benefits for our operations after taking into account the footprint actions and cost reductions at our plants and headquarters described above, partially offset by the anticipated benefits of working capital management. Our available liquidity at June 30, 2020 consists principally of our cash and cash equivalents and available borrowings under the Fifth Credit Facility Agreement and the USSK Credit Facilities. Management continues to evaluate market conditions in our industry and our global liquidity position, and may consider additional actions to further strengthen our balance sheet and optimize liquidity, which may include drawing on available capacity under the Fifth Credit Facility Agreement and/or the USSK Credit Facilities, or reducing outstanding borrowings under those facilities from time to time if deemed appropriate by management.

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

EU Environmental Requirements and Slovak Operations
Under the Emissions Trading Scheme (ETS), USSK's final allocation of allowances for the Phase III period, which covers the years 2013 through 2020 is 48 million allowances. Based on projected total production levels, we started to purchase allowances in the third quarter of 2017 to meet the annual compliance submission in the future. As of June 30, 2020, we have purchased approximately 12.3 million European Union Allowances (EUA) totaling €141.1 million (approximately $154.6 million) to cover the estimated shortfall of emission allowances. We estimate that the total shortfall will be approximately 12 million allowances for the Phase III period. The exact cost of complying with the ETS regulations will depend on future production levels and future emissions intensity levels, however our estimated shortfall of emission allowances is covered by purchased European Union Allowances.

The EU’s Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production, to reduce environmental impacts as well as compliance with BAT associated emission levels. Our most recent broad estimate of total capital expenditures for projects to comply with or go beyond BAT requirements is €138 million (approximately $151 million) over the actual program period. These costs may be mitigated if USSK complies with certain financial covenants, which are assessed annually according to EU funding rules. USSK complied with these covenants as of June 30, 2020. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g. bank guarantee) to secure the full value of estimated expenditures. There could be increased operating costs associated with these projects, such as increased energy and maintenance costs. We are currently unable to reliably estimate what the increase in operating costs will be as many projects are in the development stage.

For further discussion of laws applicable in Slovakia and the EU and their impact on USSK, see Note 21 to the Condensed Consolidated Financial Statements, “Contingencies and Commitments - Environmental Matters, EU Environmental Requirements.”

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

Environmental Remediation

In the United States, U. S. Steel has been identified as a potentially responsible party (PRP) at six sites under CERCLA as of June 30, 2020. Of these, there are three sites for which information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but sufficient information is not presently available to confirm the existence of liability or to make a reasonable estimate with respect to any potential liabilities. There are also 17 additional sites for which U. S. Steel may be liable for remediation costs in excess of $100,000 under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share, is frequently dependent upon the outcome of ongoing investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably estimable. As environmental remediation matters proceed toward ultimate resolution or as remediation obligations arise, charges in excess of those previously accrued may be required.

For further discussion of relevant environmental matters, see "Item 1. Legal Proceedings - Environmental Proceedings."
OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any new material off-balance sheet arrangements during the second quarter of 2020.

INTERNATIONAL TRADE
U. S. Steel continues to face import competition, much of which is unfairly traded, supported by foreign governments, and fueled by massive global steel overcapacity, currently estimated to be over 500 million metric tons per year. These imports, as well as the underlying policies/practices and overcapacity, impact the Company’s operational and financial performance. U. S. Steel continues to address these challenges that threaten the Company, our workers, our stockholders, and our country’s national and economic security.

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

The U.S. Department of Commerce (DOC) is managing a process in which U.S. companies may request and/or oppose temporary product exclusions from the Section 232 tariffs or quotas. Over 160,000 exclusions have been requested for steel products. U. S. Steel opposes exclusion requests for products that are the same as, or substitute products for, those produced by U. S. Steel.

Several legal challenges and retaliatory trade measures have been initiated in response to the Section 232 action. In June 2020, the U.S. Supreme Court decided not to hear the American Institute for International Steel’s (AIIS) appeal challenging the constitutionality of the Section 232 statute, ending AIIS’ two-year legal challenge. On July 14, 2020, in an appeal brought by importer Transpacific Steel LLC, the U.S. Court of International Trade (CIT) ruled that the Presidential Proclamation temporarily increasing Section 232 tariffs on Turkish steel imports from 25 to 50 percent was unlawful because the increase did not adhere to the implementation timeline established in the Section 232 statute. As such, the CIT found that the President cannot modify Section 232 measures without following statutory procedural steps. There are currently 26 other Section 232 challenges still pending before the CIT. Multiple countries have challenged the Section 232 action at the World Trade Organization (WTO), imposed retaliatory tariffs, and/or acted to safeguard their domestic steel industries from increased steel imports. In turn, the United States has challenged the retaliation at the WTO.

Since its implementation in March 2018, the Section 232 action has supported the U.S. steel industry's and U. S. Steel’s investments in advanced steel capacity, technology, and skills, thereby strengthening U.S. national and economic security. The Company continues to actively defend the Section 232 action.

In February 2019, the European Commission (EC) imposed a definitive tariff rate quota safeguard on certain steel imports: 25 percent tariffs on certain steel imports that exceed quotas effective through June 2021. In June 2020, the EC made several minor adjustments to the safeguard.

Antidumping duties (AD) and countervailing/antisubsidy duties (CVD) apply in addition to the Section 232 tariffs and quotas and the EC’s safeguard, and AD/CVD orders will last beyond the Section 232 action and EC’s safeguard. Thus, U. S. Steel continues to actively defend and maintain the 54 U.S. AD/CVD orders and 11 EU AD/CVD orders covering products U. S. Steel produces in multiple proceedings before the DOC, U.S. International Trade Commission (ITC), CIT, CAFC, the EC and European courts, and the WTO.

In May and June 2020, the EC initiated new AD/CVD investigations on EU imports of hot-rolled steel from Turkey. Provisional measures could be imposed by January 2021 and final duties could be imposed by July 2021.

In July 2020, the ITC voted to continue the AD/CVD orders on oil country tubular goods from India, Korea, Turkey, Ukraine, and Vietnam for another five years. Also in July 2020, Vallourec Star filed new AD/CVD petitions on U.S. imports of seamless standard, line, and pressure pipe from Czech Republic, Korea, Russia, and Ukraine.

Following the 2018 investigation under Section 301 of the Trade Act of 1974, the United States continues to impose 7.5 to 25 percent tariffs on certain imports from China, including certain steel products.

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
U. S. Steel is exposed to certain risks related to its ongoing business operations, including financial, market, political, and economic risks. The global pandemic resulting from the novel coronavirus designated as COVID-19 has had a significant impact on our business and the global economy. The economic uncertainty has increased volatility in the financial markets and could adversely affect our liquidity and ability to access the capital markets. In response to the decline in demand for our products resulting from the COVID-19 pandemic, in March 2020 we borrowed an additional $800 million under the Fifth Amended and Restated Credit Agreement (Credit Facility Agreement). During the second quarter 2020, we repaid $100 million on the Credit Facility Agreement. As of June 30, 2020, the Company had approximately $2.0 billion in outstanding variable interest debt. An increase in the variable interest rate increases our interest expense and interest paid. A quarter percent increase in the variable interest rate on the amount of variable interest rate indebtedness as of June 30, 2020 would increase annual interest expense by approximately $5 million. See Note 15 in the Notes to the Condensed Consolidated Financial Statements for further details. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility.

Item 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2020. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, U. S. Steel’s disclosure controls and procedures were effective.
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
On November 30, 2018, the Minnesota Pollution Control Agency (MPCA) issued a new Water Discharge Permit for the Minntac Tailings Basin waters. The Permit contains new sulfate limitations applicable to water in the Tailings Basin and groundwater flowing from U. S. Steel’s property. The MPCA also acted on the same date, denying the Company’s requests for variances from ground and surface water standards and request for a contested case hearing. U. S. Steel filed appeals with the Minnesota Court of Appeals challenging the actions taken by the MPCA. Separate appeals were filed by a Minnesota Native American Tribe (Fond du Lac Band) and a nonprofit environmental group (Water Legacy). All cases were consolidated. On December 9, 2019, the court issued a favorable ruling to U. S. Steel, removing the sulfate limitations for the Tailings Basin and groundwater. The opposing parties filed appeals with the Minnesota Supreme Court on January 8, 2020 which were accepted by that Court. The Court is currently reviewing motions related to the impacts of a recent U. S. Supreme Court case upon the U. S. Steel case.
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

ENVIRONMENTAL PROCEEDINGS
The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of June 30, 2020, under federal and state environmental laws. Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

As of June 30, 2020, U. S. Steel has received information requests or been identified as a PRP at a total of six CERCLA sites, three of which have liabilities that have not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at the other three sites will be between $100,000 and $1 million for two of the sites, and over $5 million for one site as described below.

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

While work continues on refinement of the remedial design, permitting, contractor selection and educating the public and key stakeholders on the details of the plan, there has been no material change in the status of the project during the six months ended June 30, 2020. Additional study, investigation, design, oversight costs, and implementation of U. S. Steel's preferred remedial alternatives on the upland property and Estuary are currently estimated as of June 30, 2020 at approximately $44 million.

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

Gary Works

On October 23, 1998, the U.S. EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a RCRA Facility Investigation (RFI), a Corrective Measures Study (CMS) and Corrective Measure Implementation. Evaluations are underway at six groundwater areas on the east side of the facility and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the U.S. EPA. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $24 million as of June 30, 2020, based on our current estimate of known remaining costs. Significant additional costs associated with the six groundwater areas at this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel awarded a contract for the implementation of the CAMU project during the fourth quarter of 2018. Construction, waste stabilization and placement along with closure of the CAMU are scheduled to be complete in 2020. U. S. Steel has an accrued liability of approximately $38 million as of June 30, 2020, for our estimated share of the remaining costs of remediation.

USS-POSCO Industries (UPI)

In February 2020, U. S. Steel purchased the remaining 50 percent interest in UPI, a former joint venture that is located in Pittsburg, California between subsidiaries of U. S. Steel and POSCO. Prior to formation of the joint venture, UPI's facilities were previously owned and operated solely by U. S. Steel which assumed responsibility for the existing environmental conditions. U. S. Steel continues to monitor the impacts of the remedial plan implemented in 2016 to address groundwater impacts from trichloroethylene at SWMU 4. Evaluations continue for the SWMUs known as the Northern Boundary Group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As such, there has been no material change in the status of the project during the six months ended June 30, 2020. As of June 30, 2020, approximately $1 million has been accrued for ongoing environmental studies, investigations and remedy monitoring. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.” See Note 5 to the Condensed Consolidated Financial Statements "Acquisition" for further details regarding U. S. Steel's purchase of UPI.

Fairfield Works

A consent decree was signed by U. S. Steel, the U.S EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) in December 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management, with the approval of the U.S. EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. While work continues on different aspects of the program, there has been no material change in the status of the project during the six months ended June 30, 2020. In total, the accrued liability for remaining work under the Corrective Action Program, was approximately $131,000 at June 30, 2020. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairless Plant

In April 1993, U. S. Steel entered into a consent order with the U.S EPA pursuant to RCRA, under which U. S. Steel would perform Interim Measures (IM), an RFI and CMS at our Fairless Plant. A Phase I RFI Final Report was submitted in September of 1997. With U.S EPA’s agreement, in lieu of conducting subsequent phases of the RFI and the CMS, U. S. Steel has been working through the Pennsylvania Department of Environmental Protection Act 2 Program to characterize and remediate facility parcels for redevelopment. While work continues on these items, there has been no material change in the status of the project during the six months ended June 30, 2020. As of June 30, 2020, the accrued liability to maintain the interim measures, and clear properties through the Act 2 process is approximately $143,000. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel and the Ohio Environmental Protection Agency (OEPA) commenced discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Areas of Contamination was submitted in March 2012. While discussions continue with OEPA on drafting the Statement of Basis identifying potential remedies to address areas documented in the Phase II RFI, there has been no material change in the status of the project during the six months ended June 30, 2020. As of June 30, 2020, costs to complete additional projects are estimated to be approximately $79,000. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Joliet Works

The 50-acre parcel at the former Joliet Works is enrolled in the Illinois Environmental Protection Agency’s (IEPA) voluntary Site Remediation Program (the Program). The Program requires investigation and establishment of cleanup objectives followed by submission/approval of a Remedial Action Plan to meet those objectives. The 50-acre parcel was divided into four subareas with remedial activities completed in 2015 for three of the subareas. While work continues to define the extent of impacts at the remaining subarea, there has been no material change in the status of the project during the six months ended June 30, 2020. U. S. Steel has an accrued liability of $240,000 as of June 30, 2020. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Cherryvale (KS) Zinc

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation of the site proper was essentially completed in 2007. The Consent Order was amended on May 3, 2013, to require investigation (but not remediation) of potential contamination beyond the boundary of the former zinc smelting operation. On November 22, 2016, KDHE approved a State Cooperative Final Agency Decision Statement that identified the remedy selected to address potential contamination beyond the boundary of the former zinc smelting site. The Removal Action Design Plan was approved during the second quarter of 2018. The Waste Deposition Area design and the Interim Risk Management Plan (which includes institutional controls) were approved by KDHE during the fourth quarter of 2018. An amended consent order for remediation was signed in May 2019 and a remediation contract was executed in June 2019. U. S. Steel has an accrued liability of approximately $9 million as of June 30, 2020, for our estimated share of the cost of remediation.

South Works

On August 29, 2017, U. S. Steel was notified by the U.S. Coast Guard of a sheen on the water in the North Vessel Slip at our former South Works in Chicago, Illinois.  U. S. Steel has been working with the IEPA under their voluntary Site Remediation Program since 1993 to evaluate the condition of the property including the North Vessel Slip. The result of this cooperative effort has been the issuance of a series of “No Further Remediation” (NFR) notices to U. S. Steel including one specific to the North Vessel Slip. U. S. Steel has notified the IEPA of the potential changed condition and is working closely with the IEPA and the U. S. Coast Guard to determine the source of the sheen and options to address the issue. U. S. Steel has an accrued liability of $39,000 as of June 30, 2020.

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

Following up to its May 2, 2019, notice of intent to sue U. S. Steel, on August 26, 2019 the Environmental Integrity Project, the Breathe Project and Clean Air Council, environmental, non-governmental organizations, filed a complaint in the Western District Court of Pennsylvania alleging that the Company did not report releases of reportable quantities of hydrogen sulfide, benzene, and coke oven emissions from the Clairton, Edgar Thomson and Irvin facilities as would be required under CERCLA because of the fire. An action was initiated in Federal Court in the Western District of Pennsylvania. U. S. Steel moved to dismiss that action in its entirety. That motion was granted by the District Court on May 14, 2020. The Plaintiffs have appealed that dismissal.

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
ASBESTOS LITIGATION
As of June 30, 2020, U. S. Steel was a defendant in approximately 816 active cases involving approximately 2,400 plaintiffs. The vast majority of these cases involve multiple defendants. About 1,540, or approximately 64 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. At December 31, 2019, U. S. Steel was a defendant in approximately 800 active cases involving approximately 2,390 plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.
The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved(a)	New Claims	Closing Number of Claims
December 31, 2017	3,340	275	250	3,315
December 31, 2018	3,315	1,285	290	2,320
December 31, 2019	2,320	195	265	2,390
June 30, 2020	2,390	130	140	2,400
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

The COVID-19 pandemic could also adversely affect our liquidity and ability to access the capital markets. The Company’s credit ratings were downgraded earlier this year by three credit ratings agencies, all citing, among other things, the uncertainty in duration and impact of the COVID-19 outbreak on our business. Uncertainty regarding the duration of the COVID-19 pandemic and disruptions to the oil and gas industry may, for example, adversely impact our ability to raise additional capital, or require additional capital, or require additional reductions in capital expenditures that are otherwise needed, to support working capital or continuation of our "best of both" strategy. Additionally, government stimulus programs may not be available to the Company, its customers, or its suppliers, or may prove to be ineffective. Furthermore, in the event that the impact from the COVID-19 outbreak causes us to be unable to satisfy any of our financial covenants under the agreements governing our outstanding indebtedness, the availability of credit facilities may become limited, or we may be required to renegotiate such agreements on less favorable terms. For example, based on the most recent four quarters as of June 30, 2020, we have not met the fixed charge negative covenant test under our Credit Facility Agreement, and accordingly, the amount available to the Company under this facility was reduced by $200 million. In addition, since the value of our inventory and trade accounts receivable less specified reserves calculated in accordance with the Credit Facility Agreement do not support the full amount of the facility at June 30, 2020, the amount available to the Company under this facility was further reduced by $210 million. As of June 30, 2020, the availability under the Credit Facility Agreement was $190 million. If we are unable to access additional credit at the levels we require, or the cost of credit is greater than expected, it could materially adversely affect our operating results.

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

In addition, the COVID-19 outbreak has significantly increased economic and demand uncertainty. The current outbreak and continued spread of COVID-19 has caused a global recession, which has had a further material adverse impact on our results of operations, financial condition and cash flows. The full extent to which the COVID-19 outbreak will affect our operations, and the steel industry generally, remains highly uncertain and will ultimately depend on future developments which cannot be predicted at this time, including, but not limited to, the duration, severity, speed and scope of the outbreak, the length of time required for demand to return and normal economic and operating conditions to resume. The impact of the COVID-19 outbreak may also have the effect of exacerbating many of the other risks described in Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
We may not be able to generate sufficient cash to service all of our debt, and may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.
Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control, such as the disruption caused by the COVID-19 pandemic and the disruption in the oil and gas industry. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our debt. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Fifth Credit Facility Agreement governing the ABL Facility, the documents governing the USSK Credit Facilities, the documents governing the Export Credit Facility and the indentures governing our existing senior unsecured notes and our 2025 Senior Secured Notes restrict our ability to dispose of assets and may also restrict our ability to raise debt or equity capital to be used to repay other debt when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our debt on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations.
If we cannot make scheduled payments on our debt, we will be in default and holders of our notes could declare all outstanding principal and interest to be due and payable, the lenders under the ABL Facility and the USSK Credit Facilities could terminate their commitments to loan money, accelerate full repayment of any or all amounts outstanding (which may result in the cross-acceleration of certain of our other debt obligations) and the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. All of these events would materially and adversely affect our financial position and results of operations.

We may not fully realize the expected monetary benefits from our iron ore assets.

A component of our strategy includes monetizing our excess iron ore assets. Once Stelco Inc. completes the remaining payments and U. S. Steel has received the $100 million aggregate option price, Stelco will hold an option (“Option”) to acquire an undivided 25% interest in a to-be-formed entity that will own the Company’s current iron ore mine located in Mt. Iron, Minnesota. There is a possibility that Stelco may not make the remaining partial payments and may not exercise its Option in the anticipated timeframe or at all. If the proposed joint venture with Stelco is not successful, fails to provide the benefits we expect, or is not created at all, we may in the future have more iron ore than we need to support the business. Additionally, the existence of the Option may deter future potential opportunities to monetize the iron ore assets.

Item 4.	MINE SAFETY DISCLOSURES
The information concerning mine safety violations and other regulatory matters required by Section 150 of the Dodd-Frank Wall Street Reform Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

3.1	Amended and Restated By-Laws of United States Steel Corporation dated as of July 28, 2020

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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure required under Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

101	The following financial information from United States Steel Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By	/s/ Manpreet S. Grewal

Manpreet S. Grewal
Vice President & Controller
July 31, 2020
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.