Form 10-Q
period 2020-09-30
UNITED STATES STEEL CORP
filed 2020-10-30
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Common stock outstanding at October 26, 2020 – 220,404,216 shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains information that may constitute ”forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections. Generally, we have identified such forward-looking statements by using the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “target,” “forecast,” “aim,” "should," “will,” "may" and similar expressions or by using future dates in connection with any discussion of, among other things, operating performance, trends, events or developments that we expect or anticipate will occur in the future, statements relating to volume changes, share of sales and earnings per share changes, anticipated cost savings, potential capital and operational cash improvements, U. S. Steel's future ability or plans to take ownership of the Big River Steel joint venture as a wholly owned subsidiary, and statements expressing general views about future operating results. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts, but instead represent only the Company’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as of the time made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, the risks and uncertainties described in this report and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Reports on Form 10-Q and those described from time to time in our future reports filed with the Securities and Exchange Commission.

References in this Quarterly Report on Form 10-Q to "U. S. Steel," "the Company," "we," "us," and "our" refer to United States Steel Corporation and its consolidated subsidiaries unless otherwise indicated by the context.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2020	2019	2020	2019
Net sales:
Net sales	$2,072	$2,702	$6,469	$9,001
Net sales to related parties (Note 19)	268	367	710	1,112
Total (Note 6)	2,340	3,069	7,179	10,113
Operating expenses (income):
Cost of sales (excludes items shown below)	2,295	2,902	7,174	9,301
Selling, general and administrative expenses	65	63	199	223
Depreciation, depletion and amortization	162	161	481	454
Loss (earnings) from investees	31	(31)	78	(68)
Asset impairment charges (Note 1)	—	—	263	—
Gain on equity investee transactions	—	—	(31)	—
Restructuring and other charges (Note 20)	—	54	130	54
Net (gain) loss on sale of assets	(2)	(1)	(2)	3
Other losses, net	—	1	5	—
Total	2,551	3,149	8,297	9,967
(Loss) earnings before interest and income taxes	(211)	(80)	(1,118)	146
Interest expense	84	32	198	97
Interest income	(1)	(3)	(6)	(13)
Other financial benefits	(30)	(4)	(26)	(2)
Net periodic benefit (income) cost (other than service cost)	(6)	23	(22)	69
Net interest and other financial costs	47	48	144	151
Loss before income taxes	(258)	(128)	(1,262)	(5)
Income tax benefit (Note 12)	(24)	(44)	(48)	(43)
Net (loss) earnings	(234)	(84)	(1,214)	38
Less: Net earnings attributable to noncontrolling interests	—	—	—	—
Net (loss) earnings attributable to United States Steel Corporation	$(234)	$(84)	$(1,214)	$38
(Loss) earnings per common share (Note 13):
(Loss) earnings per share attributable to United States Steel Corporation stockholders:
-Basic	$(1.06)	$(0.49)	$(6.43)	$0.22
-Diluted	$(1.06)	$(0.49)	$(6.43)	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Net (loss) earnings	$(234)	$(84)	$(1,214)	$38
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	34	(40)	31	(45)
Changes in pension and other employee benefit accounts	16	30	97	94
Changes in derivative financial instruments	8	(2)	18	2
Total other comprehensive income (loss), net of tax	58	(12)	146	51
Comprehensive (loss) income including noncontrolling interest	(176)	(96)	(1,068)	89
Comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive (loss) income attributable to United States Steel Corporation	$(176)	$(96)	$(1,068)	$89

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents (Note 7)	$1,696	$749
Receivables, less allowance of $34 and $28	996	956
Receivables from related parties (Note 19)	103	221
Inventories (Note 8)	1,398	1,785
Other current assets	51	102
Total current assets	4,244	3,813
Long-term restricted cash (Note 7)	89	188
Operating lease assets	225	230
Property, plant and equipment	17,477	17,077
Less accumulated depreciation and depletion	12,047	11,630
Total property, plant and equipment, net	5,430	5,447
Investments and long-term receivables, less allowance of $8 and $5	1,286	1,466
Intangibles – net (Note 9)	131	150
Deferred income tax benefits (Note 12)	21	19
Other noncurrent assets	305	295
Total assets	$11,731	$11,608
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$1,533	$1,970
Accounts payable to related parties (Note 19)	113	84
Payroll and benefits payable	312	336
Accrued taxes	109	116
Accrued interest	74	45
Current operating lease liabilities	60	60
Short-term debt and current maturities of long-term debt (Note 15)	262	14
Total current liabilities	2,463	2,625
Noncurrent operating lease liabilities	174	177
Long-term debt, less unamortized discount and debt issuance costs (Note 15)	4,628	3,627
Employee benefits	543	532
Deferred income tax liabilities (Note 12)	6	4
Deferred credits and other noncurrent liabilities	413	550
Total liabilities	8,227	7,515
Contingencies and commitments (Note 21)
Stockholders’ Equity (Note 17):
Common stock (229,075,215 and 178,555,206 shares issued) (Note 13)	229	179
Treasury stock, at cost (8,670,999 shares and 8,509,337 shares)	(175)	(173)
Additional paid-in capital	4,398	4,020
(Accumulated deficit) retained earnings	(671)	544
Accumulated other comprehensive loss (Note 18)	(332)	(478)
Total United States Steel Corporation stockholders’ equity	3,449	4,092
Noncontrolling interests	55	1
Total liabilities and stockholders’ equity	$11,731	$11,608
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2020	2019
Increase (decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net (loss) earnings	$(1,214)	$38
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	481	454
Asset impairment charges (Note 1)	263	—
Gain on equity investee transactions	(31)	—
Restructuring and other charges (Note 20)	130	54
Pensions and other postretirement benefits	(18)	76
Deferred income taxes (Note 12)	(36)	(38)
Net (gain) loss on sale of assets	(2)	3
Equity investee loss (earnings), net of distributions received	78	(64)
Changes in:
Current receivables	(18)	209
Inventories	495	(4)
Current accounts payable and accrued expenses	(267)	(325)
Income taxes receivable/payable	13	27
All other, net	(23)	(34)
Net cash (used in) provided by operating activities	(149)	396
Investing activities:
Capital expenditures	(591)	(978)
Investment in Big River Steel	(3)	—
Proceeds from sale of assets	3	4
Proceeds from sale of ownership interests in equity investees	8	—
Investments, net	(4)	—
Net cash used in investing activities	(587)	(974)
Financing activities:
Issuance of short-term debt, net of financing costs (Note 15)	240	—
Revolving credit facilities - borrowings, net of financing costs (Note 15)	1,474	165
Revolving credit facilities - repayments (Note 15)	(1,633)	—
Issuance of long-term debt, net of financing costs (Note 15)	1,043	—
Repayment of long-term debt (Note 15)	(8)	(4)
Net proceeds from public offering of common stock (Note 23)	410	—
Proceeds from Stelco Option Agreement, net of financing costs	55	—
Common stock repurchased (Note 23)	—	(88)
Dividends paid	(6)	(26)
Taxes paid for equity compensation plans (Note 11)	(1)	(7)
Net cash provided by financing activities	1,574	40
Effect of exchange rate changes on cash	10	(6)
Net increase (decrease) in cash, cash equivalents and restricted cash	848	(544)
Cash, cash equivalents and restricted cash at beginning of year (Note 7)	939	1,040
Cash, cash equivalents and restricted cash at end of period (Note 7)	$1,787	$496

Non-cash investing and financing activities:
Change in accrued capital expenditures	$(109)	$(72)
U. S. Steel common stock issued for employee/non-employee director stock plans	18	25
Capital expenditures funded by finance lease borrowings	30	37
Export Credit Agreement (ECA) financing	34	—
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
Asset Impairment
For the period ended March 31, 2020, the steep decline in oil prices that resulted from market oversupply and declining demand was considered a triggering event for the welded tubular and seamless tubular asset groups. A quantitative analysis was completed for both asset groups and a $263 million impairment, consisting of an impairment of $196 million for property, plant and equipment and $67 million for intangible assets was recorded for the welded tubular asset group while no impairment was indicated for the seamless tubular asset group. There were no triggering events that required an impairment evaluation of our long-lived asset groups as of June 30, 2020 or September 30, 2020.

2.    New Accounting Standards
In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 requires entities to provide expanded disclosures about the terms and features of convertible instruments and amends certain guidance in ASC 260 on the computation of EPS for convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for public companies for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption of all amendments in the same period permitted. The Company is currently assessing the impact of adoption of the ASU.
In March 2020, the FASB issued Accounting Standards Update 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). ASU 2020-04 provides optional exceptions for applying generally accepted accounting principles to modifications of contracts, hedging relationships, and other transactions that reference LIBOR or another rate that will be discontinued by reference rate reform if certain criteria are met. The exceptions in ASU 2020-04 may be applied beginning in periods up to December 31, 2022. U. S. Steel is currently assessing the impact of the ASU but does not believe it will have a material impact on its Consolidated Financial Statements.
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

U. S. Steel's significant financial instruments which are valued at cost are trade receivables (receivables). U. S. Steel's receivables carry standard industry terms and are categorized in two receivable pools, U.S. and U. S. Steel Europe (USSE). Both pools use customer specific risk ratings based on customer financial metrics, past payment experience and other factors and qualitatively consider economic conditions to assess the level of allowance for doubtful accounts. USSE mitigates credit risk for approximately 75 percent of its receivables balance using credit insurance, letters of credit, bank guarantees, prepayments or other collateral. Below is a summary of the allowance for doubtful accounts for the segments. Additional reserve recorded in the nine month period ended September 30, 2020 primarily reflects uncertainty over near-term anticipated market conditions.

(in millions)	U.S.	USSE	Total Allowance
Balance at December 31, 2019	$12	$16	$28
Additional reserve	5	1	6
Balance at September 30, 2020	$17	$17	$34

4.    Segment Information
U. S. Steel has three reportable segments: North American Flat-Rolled (Flat-Rolled), U. S. Steel Europe (USSE); and Tubular Products (Tubular). U. S. Steel's investment in Big River Steel and the results of our railroad and real estate businesses that do not constitute reportable segments are combined and disclosed in the Other Businesses category.
The results of segment operations for the three months ended September 30, 2020 and 2019 are:

(In millions) Three Months Ended September 30, 2020	Customer Sales	Intersegment Sales	Net Sales	(Loss) Earnings from investees	Earnings (loss) before interest and income taxes
Flat-Rolled	$1,728	$71	$1,799	$(3)	$(159)
USSE	495	1	496	—	13
Tubular	96	—	96	—	(52)
Total reportable segments	2,319	72	2,391	(3)	(198)
Other Businesses	21	23	44	(28)	(13)
Reconciling Items and Eliminations	—	(95)	(95)	—	—
Total	$2,340	$—	$2,340	$(31)	$(211)

Three Months Ended September 30, 2019
Flat-Rolled	$2,277	$86	$2,363	$30	$46
USSE	518	3	521	—	(46)
Tubular	262	1	263	1	(25)
Total reportable segments	3,057	90	3,147	31	(25)
Other Businesses	12	28	40	—	8
Reconciling Items and Eliminations	—	(118)	(118)	—	(63)
Total	$3,069	$—	$3,069	$31	$(80)

The results of segment operations for the nine months ended September 30, 2020 and 2019 are:

(In millions) Nine Months Ended September 30, 2020	Customer Sales	Intersegment Sales	Net Sales	(Loss) Earnings from investees	Earnings (loss) before interest and income taxes
Flat-Rolled	$5,199	$175	$5,374	$(15)	$(523)
USSE	1,403	3	1,406	—	(27)
Tubular	533	6	539	3	(147)
Total reportable segments	7,135	184	7,319	(12)	(697)
Other Businesses	44	70	114	(66)	(33)
Reconciling Items and Eliminations	—	(254)	(254)	—	(388)
Total	$7,179	$—	$7,179	$(78)	$(1,118)

Nine Months Ended September 30, 2019
Flat-Rolled	$7,221	$250	$7,471	$63	$275
USSE	1,933	9	1,942	—	(27)
Tubular	921	4	925	5	(21)
Total reportable segments	10,075	263	10,338	68	227
Other Businesses	38	88	126	—	26
Reconciling Items and Eliminations	—	(351)	(351)	—	(107)
Total	$10,113	$—	$10,113	$68	$146
The following is a schedule of reconciling items to consolidated earnings before interest and income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Items not allocated to segments:
Asset impairment charges (Notes 1 and 9)	$—	$—	$(263)	$—
Restructuring and other charges (Note 20)	—	(54)	(130)	(54)
Gain on previously held investment in UPI	—	—	25	—
Tubular inventory impairment charge	—	—	(24)	—
December 24, 2018 Clairton coke making facility fire	—	(9)	4	(53)
Total reconciling items	$—	$(63)	$(388)	$(107)

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
Using step acquisition accounting the Company increased the value of its previously held equity investment to its fair value of $5 million which resulted in a gain of approximately $25 million. The gain was recorded in gain on equity investee transactions in the Condensed Consolidated Statement of Operations.
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

The following tables disaggregate our revenue by product for each of the reportable business segments for the three months and nine months ended September 30, 2020 and 2019, respectively:

Net Sales by Product (In millions):

Three Months Ended September 30, 2020	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$5	$—	$—	$—	$5
Hot-rolled sheets	239	193	—	—	432
Cold-rolled sheets	555	43	—	—	598
Coated sheets	778	233	—	—	1,011
Tubular products	—	11	91	—	102
All Other (a)	151	15	5	21	192
Total	$1,728	$495	$96	$21	$2,340
(a) Consists primarily of sales of raw materials and coke making by-products.

Three Months Ended September 30, 2019	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$69	$2	$—	$—	$71
Hot-rolled sheets	537	199	—	—	736
Cold-rolled sheets	627	59	—	—	686
Coated sheets	765	231	—	—	996
Tubular products	—	11	257	—	268
All Other (a)	279	16	5	12	312
Total	$2,277	$518	$262	$12	$3,069
(a) Consists primarily of sales of raw materials and coke making by-products.

Nine Months Ended September 30, 2020	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$63	$2	$—	$—	$65
Hot-rolled sheets	980	544	—	—	1,524
Cold-rolled sheets	1,495	114	—	—	1,609
Coated sheets	2,202	664	—	—	2,866
Tubular products	—	31	520	—	551
All Other (a)	459	48	13	44	564
Total	$5,199	$1,403	$533	$44	$7,179
(a) Consists primarily of sales of raw materials and coke making by-products.

Nine Months Ended September 30, 2019	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$278	$11	$—	$—	$289
Hot-rolled sheets	1,982	818	—	—	2,800
Cold-rolled sheets	1,931	229	—	—	2,160
Coated sheets	2,309	779	—	—	3,088
Tubular products	—	31	903	—	934
All Other (a)	721	65	18	38	842
Total	$7,221	$1,933	$921	$38	$10,113
(a) Consists primarily of sales of raw materials and coke making by-products.
7.     Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within U. S. Steel's Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statement of Cash Flows:

(In millions)	September 30, 2020	September 30, 2019
Cash and cash equivalents	$1,696	$476
Restricted cash in other current assets	2	—
Restricted cash in other noncurrent assets	89	20
Total cash, cash equivalents and restricted cash	$1,787	$496

Amounts included in restricted cash represent cash balances which are legally or contractually restricted, primarily for electric arc furnace construction, environmental capital expenditure projects and insurance purposes.

8.    Inventories
The LIFO method is the predominant method of inventory costing in the United States. The FIFO method is the predominant inventory costing method in Europe. At September 30, 2020 and December 31, 2019, the LIFO method accounted for 72 percent and 75 percent of total inventory values, respectively.

(In millions)	September 30, 2020	December 31, 2019
Raw materials	$465	$628
Semi-finished products	557	720
Finished products	320	376
Supplies and sundry items	56	61
Total	$1,398	$1,785
Current acquisition costs were estimated to exceed the above inventory values by $802 million and $735 million at September 30, 2020 and December 31, 2019, respectively. As a result of the liquidation of LIFO inventories, cost of sales decreased and earnings before interest and income taxes increased by $11 million and $5 million for the three and nine months ended September 30, 2020, respectively. Cost of sales decreased and earnings before interest and income taxes increased by $12 million and $5 million for the three and nine months ended September 30, 2019, respectively, as a result of liquidation of LIFO inventories.
Inventory includes $37 million and $40 million of land held for residential/commercial development as of September 30, 2020 and December 31, 2019, respectively.

9.     Intangible Assets
Intangible assets that are being amortized on a straight-line basis over their estimated useful lives are detailed below:

		As of September 30, 2020				As of December 31, 2019
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Impairment (a)	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22 Years	$132	$55	$77	$—	$132	$76	$56
Patents	10-15 Years	22	7	10	5	22	8	14
Energy Contract	10 Years	54	—	3	51	—	—	—
Other	4-20 Years	14	5	9	—	14	9	5
Total amortizable intangible assets		$222	$67	$99	$56	$168	$93	$75
(a) The impairment charge was the result of the quantitative impairment analysis of the welded tubular asset group for the period ended March 31, 2020. See Note 1 for further details.
The estimated amortization expense for the remainder of 2020 is $2 million. We expect approximately $6 million in annual amortization expense through 2025 and approximately $24 million in remaining amortization expense thereafter.

The carrying amount of acquired water rights with indefinite lives as of September 30, 2020 and December 31, 2019 totaled $75 million.

10.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost for the three months ended September 30, 2020 and 2019:

	Pension Benefits		Other Benefits
(In millions)	2020	2019	2020	2019
Service cost	$13	$11	$3	$4
Interest cost	49	59	16	22
Expected return on plan assets	(84)	(81)	(20)	(19)
Amortization of prior service cost	—	—	(1)	8
Amortization of actuarial net loss (gain)	36	33	(4)	—
Net periodic benefit cost, excluding below	14	22	(6)	15
Multiemployer plans	19	20	—	—
Settlement, termination and curtailment losses (a)	2	3	—	—
Net periodic benefit cost	$35	$45	$(6)	$15
(a) During the three months ended September 30, 2020 and 2019, the pension plan incurred settlement charges of approximately $2 million and $3 million, respectively, due to lump sum payments for certain individuals.

The following table reflects the components of net periodic benefit cost for the nine months ended September 30, 2020 and 2019:

	Pension Benefits		Other Benefits
(In millions)	2020	2019	2020	2019
Service cost	$38	$33	$9	$10
Interest cost	145	178	48	68
Expected return on plan assets	(249)	(243)	(60)	(59)
Amortization of prior service cost	1	1	(5)	22
Amortization of actuarial net loss (gain)	108	99	(12)	2
Net periodic benefit cost, excluding below	43	68	(20)	43
Multiemployer plans	58	57	—	—
Settlement, termination and curtailment losses (a)	10	3	—	—
Net periodic benefit cost	$111	$128	$(20)	$43
(a) During the nine months ended September 30, 2020 and 2019, the pension plan incurred settlement and special termination charges of approximately $10 million and $3 million, respectively, due to workforce restructuring and lump sum payments made to certain individuals.

Employer Contributions
During the first nine months of 2020, U. S. Steel made cash payments of $57 million to the Steelworkers’ Pension Trust and $6 million of pension payments not funded by trusts.
During the first nine months of 2020, cash payments of $37 million were made for other postretirement benefit payments not funded by trusts.
Effective May 1, 2020, Company contributions for salaried defined contribution plans were temporarily suspended. Company contributions to defined contribution plans totaled $1 million and $12 million for the three months ended September 30, 2020 and 2019, respectively. Company contributions to defined contribution plans totaled $16 million and $34 million for the nine months ended September 30, 2020 and 2019, respectively.

11.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee) under the 2005 Stock Incentive Plan (the 2005 Plan) and the 2016 Omnibus Incentive Compensation Plan, as amended and restated (the Omnibus Plan). The Company's stockholders approved the Omnibus Plan and authorized the Company to issue up to 18,200,000 shares of U. S. Steel common stock under the Omnibus Plan. While the awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of September 30, 2020, there were 5,995,783 shares available for future grants under the Omnibus Plan.

Recent grants of stock-based compensation consist of restricted stock units, total stockholder return (TSR) performance awards and return on capital employed (ROCE) performance awards. Shares of common stock under the Omnibus Plan are issued from authorized, but unissued stock. The following table is a summary of the awards made under the Omnibus Plan during the first nine months of 2020 and 2019.

	2020		2019
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Restricted Stock Units	2,640,690	$8.82	1,005,500	$23.76
Performance Awards (c)
TSR	671,390	$8.19	210,520	$29.22
ROCE (d)	—	$—	527,470	$23.90
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted-average for all grants during the period.
(c) The number of performance awards shown represents the target share grant of the award.
(d) The ROCE awards granted in 2020 are not shown in the table because they were granted in cash.

U. S. Steel recognized pretax stock-based compensation expense in the amount of $8 million and $10 million in the three-month periods ended September 30, 2020 and 2019, respectively, and $20 million and $30 million in the first nine months of 2020 and 2019, respectively.

As of September 30, 2020, total future compensation expense related to nonvested stock-based compensation arrangements was $16 million, and the weighted average period over which this expense is expected to be recognized is approximately 16 months.

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

ROCE performance awards may vest at the end of a three-year performance period contingent upon meeting the specified ROCE performance. ROCE performance awards can vest at between zero and 200 percent of the target award. The fair value of the ROCE performance awards is the average market price of the underlying common stock on the date of grant.

For further details about our stock-based compensation incentive plans and stock awards see Note 15 of the United States Steel Corporation Annual Report on Form 10-K for the fiscal year-ended December 31, 2019.
12.    Income Taxes
Tax provision
For the nine months ended September 30, 2020 and 2019, the Company recorded a tax benefit of $48 million and $43 million, respectively. The tax benefit for the first nine months of 2020 was based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. The 2020 tax benefit includes a $39 million discrete benefit related to recording a loss from continuing operations and income from other comprehensive income categories and expense of $13 million for an updated estimate to tax reserves related to an unrecognized tax benefit. Due to the full valuation allowance on our domestic deferred tax assets, the tax benefit in 2020 does not reflect any additional tax benefit for domestic pretax losses. In 2019, the tax provision reflects a benefit for percentage depletion in excess of cost depletion from iron ore that we produce and consume or sell.

During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2020 pretax results for foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2020 could be materially different from the forecasted amount used to estimate the tax benefit for the nine months ended September 30, 2020.

13.    Earnings and Dividends Per Common Share
(Loss) Earnings Per Share Attributable to United States Steel Corporation Stockholders
The effect of dilutive securities on weighted average common shares outstanding included in the calculation of diluted earnings per common share for the three and nine months ended September 30, 2020 and September 30, 2019 were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2020	2019	2020	2019
(Loss) earnings attributable to United States Steel Corporation stockholders	$(234)	$(84)	$(1,214)	$38
Weighted-average shares outstanding (in thousands):
Basic	220,402	170,801	188,766	171,882
Effect of Senior Convertible Notes	—	—	—	—
Effect of stock options, restricted stock units and performance awards	—	—	—	629
Adjusted weighted-average shares outstanding, diluted	220,402	170,801	188,766	172,511
Basic (loss) earnings per common share	$(1.06)	$(0.49)	$(6.43)	$0.22
Diluted (loss) earnings per common share	$(1.06)	$(0.49)	$(6.43)	$0.22
Excluded from the computation of diluted (loss) earnings per common share due to their anti-dilutive effect were 5.7 million and 5.5 million outstanding securities granted under the Omnibus Plan for the three and nine months ended September 30, 2020, respectively, and 4.3 million and 3.3 million outstanding securities granted under the Omnibus Plan for the three and nine months ended September 30, 2019.
Dividends Paid Per Share
The dividend for each of the first, second and third quarters of 2020 and 2019 was one cent and five cents per common share, respectively.

14.    Derivative Instruments

U. S. Steel uses foreign exchange forward sales contracts to exchange euros for U.S. dollars (USD) and USD for Canadian dollars (foreign exchange forwards) with maturities no longer than 12 months to mitigate the risk of foreign currency exchange rate fluctuations and manage our foreign currency requirements. Financial swaps are used to protect from commodity price risk associated with purchases of natural gas, zinc, tin and electricity (commodity purchase swaps). We use cash flow hedge accounting for our foreign exchange forwards and for our U.S. commodity purchase swaps for natural gas, zinc and tin and use mark-to-market accounting for commodity purchase swaps used in our European operations and for electricity commodity purchase swaps. The maximum derivative contract duration for commodity purchase swaps where hedge accounting was elected and was not elected is 15 months and 28 months, respectively. For further details about our derivative instruments see Note 16 of the United States Steel Corporation Annual Report on Form 10-K for the fiscal year-ended December 31, 2019.
The table below shows the outstanding swap quantities used to hedge forecasted purchases and sales as of September 30, 2020 and September 30, 2019:

Hedge Contracts	Classification	September 30, 2020	September 30, 2019
Natural gas (in mmbtus)	Commodity purchase swaps	34,222,000	56,873,000
Tin (in metric tons)	Commodity purchase swaps	787	530
Zinc (in metric tons)	Commodity purchase swaps	8,148	14,561
Electricity (in megawatt hours)	Commodity purchase swaps	847,680	—
Foreign currency (in millions of euros)	Foreign exchange forwards	€240	€316
Foreign currency (in millions of CAD)	Foreign exchange forwards	$8	$33

There were $8 million and $1 million in accounts receivable and $13 million and $18 million in accounts payable recorded for derivatives designated as hedging instruments as of September 30, 2020 and December 31, 2019, respectively. Amounts recorded in long-term asset and long-term liability accounts for derivatives designated as hedging instruments and amounts recorded in the Condensed Consolidated Balance Sheet for derivatives not designated as hedging instruments were not significant as of September 30, 2020 and December 31, 2019.

The table below summarizes the effect of hedge accounting on AOCI and amounts reclassified from AOCI into earnings for the three and nine months ended September 30, 2020 and 2019:

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Location of Reclassification from AOCI (a)	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Commodity purchase swaps	19	(6)	Cost of sales (c)	(6)	(4)
Foreign exchange forwards (b)	(9)	3	Cost of sales	(3)	—
(a) The earnings impact of hedging instruments substantially offsets the earnings impact of the related hedged items since ineffectiveness is less than $1 million.
(b) U. S. Steel has elected hedge accounting prospectively for European foreign exchange forwards on July 1, 2019.
(c) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Location of Reclassification from AOCI (a)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Commodity purchase swaps	30	(2)	Cost of sales (c)	(26)	(14)
Foreign exchange forwards (b)	(8)	4	Cost of sales	(2)	—
(a) The earnings impact of hedging instruments substantially offsets the earnings impact of the related hedged items since ineffectiveness is less than $1 million.
(b) U. S. Steel has elected hedge accounting prospectively for European foreign exchange forwards on July 1, 2019.
(c) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.
At current contract values, $5 million currently in AOCI as of September 30, 2020 will be recognized as an increase in cost of sales over the next year.
The amount of gain (loss) recognized in income for foreign exchange forwards where hedge accounting was not elected was not material for the three and nine month periods ended September 30, 2020 and was $11 million and $18 million for the three and nine month periods ended September 30, 2019, respectively. These impacts were recognized in other financial costs in our Condensed Consolidated Statement of Operations. Earnings impacts for commodity purchase swaps were not material for the three month and nine month periods ended September 30, 2020 and September 30, 2019.

15.    Debt

(In millions)	Interest Rates %	Maturity	September 30, 2020	December 31, 2019
2037 Senior Notes	6.650	2037	$350	$350
2026 Senior Notes	6.250	2026	650	650
2026 Senior Convertible Notes	5.000	2026	350	350
2025 Senior Notes	6.875	2025	750	750
2025 Senior Secured Notes	12.000	2025	1,056	—
Export-Import Credit Agreement	Variable	2021	250	—
Environmental Revenue Bonds	4.875 - 6.750	2024 - 2049	620	620
Fairfield Caster Lease		2022	17	18
Other finance leases and all other obligations		2020 - 2029	69	48
ECA Credit Agreement	Variable	2031	104	—
Credit Facility Agreement, $2.0 billion	Variable	2024	500	600
UPI Amended Credit Facility	Variable	2020	—	—
USSK Credit Agreement	Variable	2023	410	393
USSK Credit Facilities	Variable	2021	—	—
Total Debt			5,126	3,779
Less unamortized discount and debt issuance costs			236	138
Less short-term debt and long-term debt due within one year			262	14
Long-term debt			$4,628	$3,627
To the extent not otherwise discussed below, information concerning the senior notes and other listed obligations can be found in Note 17 of the audited financial statements in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Export-Import Credit Agreement
On September 30, 2020, U. S. Steel and its subsidiary, United States Steel International, Inc., as the borrowers, entered into an Export-Import Transaction Specific Loan and Security Agreement (Export-Import Credit Agreement) with the lenders party thereto from time to time and PNC Bank, National Association (PNC), as agent for the lenders, under which it borrowed approximately $240 million, net of transaction fees of approximately $10 million. The Export-Import Credit Agreement provides for up to $250 million of term loans, which mature on August 30, 2021, unless sooner terminated or extended by the borrowers to July 30, 2022. The maturity of the term loans under the Export-Import Credit Agreement may be extended only if the loan facility continues to be eligible for coverage (at a 95% level) under the Ex-Im Guarantee (as defined in the Export-Import Credit Agreement) and each lender consents to such extension. Interest on the term loans will accrue at a contract rate of 2.50% plus the applicable LIBOR rate. The obligations under the Export-Import Credit Agreement are secured by receivables (collateral) under certain iron ore pellet export contracts. The Export-Import Credit Agreement permits voluntary prepayments and requires mandatory prepayments with net cash proceeds of dispositions of collateral. The Export-Import Credit Agreement also contains certain customary covenants and restrictions, including restrictions on sale of assets, restrictions on incurring liens upon collateral and a requirement that the borrowers comply with the Ex-Im Borrower Agreement (entered into on September 30, 2020 by the borrowers in favor of Ex-Im Bank, the lenders and PNC, as agent for the lenders).

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

The Company may redeem the 2025 Senior Secured Notes, in whole or part, at its option on or after June 1, 2022 at the redemption price for such notes as a percentage of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date, if redeemed during the twelve-month period beginning on June 1st of each of the years indicated below.

Year	Redemption Price
2022	106%
2023	103%
2024 and thereafter	100%

Prior to June 1, 2022, the Company may redeem up to 35% of the original aggregate principal amount of the 2025 Senior Secured Notes with the net cash proceeds of one or more equity offerings for a price of 112.000% of principal amount of the 2025 Senior Secured Notes plus accrued and unpaid interest, if any, to the applicable date of redemption. Upon the occurrence of certain assets sales, we are required to apply asset sale proceeds towards investments in assets that constitute Notes collateral. If all asset sale proceeds are not invested within one year, or such longer period as permitted by the indenture, the Company may be required to offer to repurchase the 2025 Senior Secured Notes up to an amount of asset sale proceeds that remain uninvested at a price of 100% of the principal amount thereof, plus accrued and unpaid interest if any to the date of such purchase. The indenture pursuant to which the 2025 Senior Secured Notes were issued contains limitations on the incurrence of additional debt secured by liens and additional customary covenants and other obligations.

Export Credit Agreement
Funding of U. S. Steel’s vendor supported Export Credit Agreement (ECA) occurred on February 19, 2020. U. S. Steel had borrowed $104 million under the ECA as of September 30, 2020. Loan repayments start six months after the starting point of credit as defined in the loan agreement with a total repayment term up to eight years. Loan availability and repayment terms are subject to certain customary covenants and events of default. The purpose of the ECA is to finance equipment purchased for the endless casting and rolling facility at the Mon Valley Works facility in Braddock, Pennsylvania.

Credit Facility Agreement
As of September 30, 2020, there was $500 million drawn under the $2.0 billion Fifth Amended and Restated Credit Facility Agreement (Credit Facility Agreement). U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of 10 percent of the total aggregate commitments and $200 million. Based on the most recent four quarters as of September 30, 2020, the Company would not have met the fixed charge coverage ratio test; therefore, the amount available to the Company under this facility is effectively reduced by $200 million. In addition, since the value of our inventory and trade accounts receivable less specified reserves calculated in accordance with the Credit Facility Agreement do not support the full amount of the facility at September 30, 2020, the amount available to the Company under this facility was further reduced by $294 million. The availability under the Credit Facility Agreement was $1.006 billion as of September 30, 2020.

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

On September 30, 2020, U. S. Steel entered into an Amendment No. 1 (the “Amendment”) to the Credit Facility Agreement with the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, to permit U. S. Steel and United States Steel International Inc. to enter into, and grant the applicable collateral pursuant to, the Export-Import Credit Agreement.

U. S. Steel Košice (USSK) Credit Facilities
At September 30, 2020, USSK had borrowings of €350 million (approximately $410 million) under its €460 million (approximately $539 million) revolving credit facility (USSK Credit Agreement). The USSK Credit Agreement expires in September 2023. The USSK Credit Agreement contains certain USSK specific financial covenants including a minimum stockholders' equity to assets ratio and net debt to EBITDA ratio. The covenants are measured semi-annually at June and December each year for the period covering the last twelve calendar months, with the first net debt to EBITDA measurement occurring at June 2021. USSK must maintain a net debt to EBITDA ratio of less than 6.5 as of June 30, 2021 and 3.5 for semi-annual measurements starting December 31, 2021. If covenant compliance requirements are not met and the covenants are not amended or waived, noncompliance may result in an event of default, in which case USSK may not draw upon the facility, and the majority lenders, as defined in the USSK Credit Agreement, may cancel any and all commitments, and/or accelerate full repayment of any or all amounts outstanding under the USSK Credit Agreement. An event of default under the USSK Credit Agreement could also result in an event of default under the Credit Facility Agreement.

The USSK Credit Agreement contains customary representations and warranties, terms and conditions, including, as a condition to borrowing, that it met certain financial covenants since the last measurement date, and that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, and representations as to no material adverse change in our business or financial condition since December 31, 2017. The USSK Credit Facility Agreement also contains customary events of default, including a cross-default upon acceleration of material indebtedness of USSK and its subsidiaries.

At September 30, 2020, USSK had no borrowings under its €20 million and €10 million credit facilities (collectively, approximately $35 million) and the availability was approximately $33 million due to approximately $2 million of customs and other guarantees outstanding.
Each of these facilities bear interest at the applicable inter-bank offer rate plus a margin and contain customary terms and conditions.
USS-POSCO Industries Credit Facility
The USS-POSCO Industries (UPI) Amended Credit Facility agreement was terminated on July 17, 2020 and the outstanding borrowings were repaid using cash on hand. Upon termination of the UPI Amended Credit Facility, UPI was added as a subsidiary guarantor to the Credit Facility Agreement, which increased the amount of collateral and availability under the Credit Facility Agreement.
Change in control event
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $4,420 million as of September 30, 2020 may be declared due and payable; (b) substantially all of our debt arrangements may be terminated and any amounts declared due and payable; and (c) U. S. Steel may be required to either purchase the leased Fairfield Works slab caster for approximately $17 million or provide a letter of credit to secure the remaining obligation.

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
The net change in fair value of the options related to our purchase of the equity investment in Big River Steel during the nine months ended September 30, 2020 resulted in an $40 million decrease to net interest and other financial costs. The financial impact was primarily due to an increase in equity value.
The following table shows the change in fair value by option for the nine month period ended September 30, 2020.

(In millions)	Balance Sheet Location	Fair Value asset/(liability) at December 31, 2019	Fair Value Mark to Market gain/(loss)	Fair Value asset/(liability) at September 30, 2020
U. S. Steel Call Option	Investments and Long-Term Receivables	$166	$(96)	$70
Class B Common Put Option	Deferred credits and other noncurrent liabilities	$(192)	$135	$(57)
Class B Common Call Option	Deferred credits and other noncurrent liabilities	$(2)	$1	$(1)
Net Mark to Market Impact			$40
The fair value of the U. S. Steel Call Option and Class B Common Put Option are most significantly impacted by certain unobservable inputs including Big River Steel’s equity value and volatility. The Class B Common Put Option is also significantly impacted by U. S. Steel’s credit spread. A significant factor in determining equity value is the discounted forecasted cash flows of Big River Steel. Forecasted cash flows are primarily impacted by the forecasted market price of steel and metallic inputs as well as the expected timing of significant capital expenditures. The most recent updated forecast indicated an increase in the equity value which was the primary factor that led to a favorable mark-to-market adjustment of $34 million that is reflected in other financial benefits in the Condensed Consolidated Statement of Operations for the three month period ended September 30, 2020. See Note 20 of the audited financial statements in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for further details.
Stelco Option for Minntac Mine Interest
On April 30, 2020 (the Effective Date), the Company entered into an Option Agreement with Stelco, Inc. (Stelco), that grants Stelco the option to purchase a 25 percent interest (the Option Interest) in a to-be-formed entity (the Joint Venture) that will own the Company’s current iron ore mine located in Mt. Iron, Minnesota (the Minntac Mine). As consideration for the Option, Stelco will pay the Company an aggregate amount of $100 million in five $20 million installments, which began on the Effective Date and will end on December 31, 2020. In the event Stelco exercises the option, Stelco will contribute an additional $500 million to the Joint Venture, which amount shall be remitted solely to U. S. Steel in the form of a one-time special distribution, and the parties will engage in good faith negotiations to finalize the master agreement (pursuant to which Stelco will acquire the Option Interest) and the limited liability company agreement of the Joint Venture. As of September 30, 2020, Stelco has made installment payments totaling $60 million which are recorded net of transaction costs in noncontrolling interest in the Condensed Consolidated Balance Sheet.

The following table summarizes U. S. Steel’s financial liabilities that were not carried at fair value at September 30, 2020 and December 31, 2019. The fair value of long-term debt was determined using Level 2 inputs.

	September 30, 2020		December 31, 2019
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Short-term and long-term debt (a)	$4,448	$4,804	$3,576	$3,575
(a) Excludes finance lease obligations.

17.    Statement of Changes in Stockholders’ Equity

The following table reflects the first nine months of 2020 and 2019 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Nine Months Ended September 30, 2020 (In millions)	Total	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$4,093	$544	$(478)	$179	$(173)	$4,020	$1
Comprehensive income (loss):
Net loss	(391)	(391)	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	52	—	52	—	—	—	—
Currency translation adjustment	(23)	—	(23)	—	—	—	—
Derivative financial instruments	(5)	—	(5)
Employee stock plans	2	—	—	—	(2)	4	—
Dividends paid on common stock	(2)	(2)	—	—	—	—	—
Balance at March 31, 2020	$3,726	$151	$(454)	$179	$(175)	$4,024	$1
Comprehensive income (loss):
Net loss	(589)	(589)	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	29	—	29	—	—	—	—
Currency translation adjustment	20	—	20	—	—	—	—
Derivative financial instruments	15	—	15	—	—	—	—
Employee stock plans	8	—	—	—	—	8	—
Common Stock Issued	410	—	—	50	—	360	—
Dividends paid on common stock	(1)	—	—	—	—	(1)	—
Stelco Option Agreement	37	—	—	—	—	—	37
Other	(1)	—	—	—	—	—	(1)
Balance at June 30, 2020	$3,654	$(438)	$(390)	$229	$(175)	$4,391	$37
Comprehensive income (loss):
Net loss	(234)	(234)	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	16	—	16	—	—	—	—
Currency translation adjustment	34	—	34	—	—	—	—
Derivative financial instruments	8	—	8	—	—	—	—
Employee stock plans	10	—	—	—	—	10	—
Dividends paid on common stock	(3)	—	—	—	—	(3)	—
Stelco Option Agreement	18	—	—	—	—		18
Other	1	1	—	—	—	—	—
Balance at September 30, 2020	$3,504	$(671)	$(332)	$229	$(175)	$4,398	$55

Nine Months Ended September 30, 2019 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$4,203	$1,212	$(1,026)	$177	$(78)	$3,917	$1
Comprehensive income (loss):
Net earnings	54	54	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	32	—	32	—	—	—	—
Currency translation adjustment	(17)	—	(17)	—	—	—	—
Derivative financial instruments	15		15
Employee stock plans	2	—	—	1	(6)	7	—
Common stock repurchased	(42)	—	—	—	(42)	—	—
Dividends paid on common stock	(9)	(9)	—	—	—	—	—
Cumulative effect upon adoption of lease accounting standard	(2)	(2)	—	—	—	—	—
Balance at March 31, 2019	$4,236	$1,255	$(996)	$178	$(126)	$3,924	$1
Comprehensive income (loss):
Net earnings	68	68	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	32	—	32	—	—	—	—
Currency translation adjustment	12	—	12	—	—	—	—
Derivative financial instruments	(11)	—	(11)	—	—	—	—
Employee stock plans	12	—	—	1	(1)	12	—
Common stock repurchased	(28)	—	—	—	(28)	—	—
Dividends paid on common stock	(9)	(9)	—	—	—	—	—
Balance at June 30, 2019	$4,312	$1,314	$(963)	$179	$(155)	$3,936	$1
Comprehensive income (loss):
Net loss	(84)	(84)	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	30	—	30	—	—	—	—
Currency translation adjustment	(40)	—	(40)	—	—	—	—
Derivative financial instruments	(2)	—	(2)	—	—	—	—
Employee stock plans	11	—	—	—	—	11	—
Common stock repurchased	(18)	—	—	—	(18)	—	—
Dividends paid on common stock	(8)	(8)	—	—	—	—	—
Other	(1)	(1)	—	—	—	—	—
Balance at September 30, 2019	$4,200	$1,221	$(975)	$179	$(173)	$3,947	$1

18.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions)	Pension and Other Benefit Items	Foreign Currency Items	Unrealized Gain (Loss) on Derivatives	Total
Balance at December 31, 2019	$(843)	$381	$(16)	$(478)
Other comprehensive income (loss) before reclassifications	6	31	(6)	31
Amounts reclassified from AOCI (a)	91	—	24	115
Net current-period other comprehensive income (loss)	97	31	18	146
Balance at September 30, 2020	$(746)	$412	$2	$(332)

Balance at December 31, 2018	$(1,416)	$403	$(13)	$(1,026)
Other comprehensive (loss) income before reclassifications	(3)	(45)	(12)	(60)
Amounts reclassified from AOCI (a)	97	—	14	111
Net current-period other comprehensive income (loss)	94	(45)	2	51
Balance at September 30, 2019	$(1,322)	$358	$(11)	$(975)
(a)See table below for further details.

	Amount reclassified from AOCI (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI components (in millions)	2020	2019	2020	2019
Amortization of pension and other benefit items
Prior service costs (a)	$(1)	$8	$(4)	$23
Actuarial losses (a)	32	33	96	101
Settlement, termination and curtailment losses (a)	2	3	2	3
UPI Purchase Accounting Adjustment	—	—	23	—
Total pensions and other benefits items	33	44	117	127
Derivative reclassifications to Condensed Consolidated Statements of Operations	6	5	28	19
Total before tax	39	49	145	146
Tax provision	(15)	(12)	(30)	(35)
Net of tax	$24	$37	$115	$111
(a)These AOCI components are included in the computation of net periodic benefit cost (see Note 10 for additional details).

19.    Transactions with Related Parties
Related party sales and service transactions are primarily related to equity investees and were $268 million and $367 million for the three months ended September 30, 2020 and 2019, respectively and $710 million and $1,112 million for the nine months ended September 30, 2020 and 2019, respectively. The transaction to purchase UPI included the assumption of $135 million of accounts payable owed to U. S. Steel for prior sales of steel substrate to UPI. This amount is reflected as a reduction in receivables from related parties on the Company's Condensed Consolidated Balance Sheet as both the corresponding receivable and payable amounts between U. S. Steel and UPI are eliminated in consolidation upon acquisition. See Note 5 to the Condensed Consolidated Financial Statements for further details.
Purchases from related parties for outside processing services provided by equity investees amounted to $9 million and $7 million for the three months ended September 30, 2020 and 2019, respectively and $47 million and $23 million for the nine months ended September 30, 2020 and 2019, respectively. Purchases of iron ore pellets from related parties amounted to $19 million and $27 million for the three months ended September 30, 2020 and 2019, respectively, and $53 million and $78 million for the nine months ended September 30, 2020 and 2019.
Accounts payable to related parties include balances due to PRO-TEC Coating Company, LLC (PRO-TEC) of $109 million and $82 million at September 30, 2020 and December 31, 2019, respectively for invoicing and receivables collection services provided by U. S. Steel on PRO-TEC's behalf. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $4 million and $2 million for the periods ending September 30, 2020 and December 31, 2019, respectively.

20.    Restructuring and Other Charges
During the nine months ended September 30, 2020, the Company recorded restructuring and other charges of $130 million, which consists of charges of $72 million for the indefinite idling of our Keetac mining operations and a significant portion of Great Lakes Works, $13 million for the indefinite idling of Lorain Tubular Operations and Lone Star Tubular Operations, $13 million and $32 million for employee benefit costs related to Company-wide headcount reductions and headcount reductions under a VERP offered at USSK, respectively. Cash payments were made related to severance and exit costs of approximately $130 million. A portion of these cash payments, approximately $29 million, were funded by the postretirement benefit trust (VEBA) per an agreement with the United Steelworkers of America.
The activity in the accrued balances incurred in relation to restructuring programs during the nine months ended September 30, 2020 were as follows:

(In millions)	Employee Related Costs	Exit Costs	Non-cash Charges	Total
Balance at December 31, 2019	$87	$125	$—	$212
Additional charges	75	51	4	130
Cash payments/utilization	(93)	(37)	(4)	(134)
Balance at September 30, 2020	$69	$139	$—	$208

Accrued liabilities for restructuring programs are included in the following balance sheet lines:

(In millions)	September 30, 2020	December 31, 2019
Accounts payable	$47	$46
Payroll and benefits payable	38	64
Employee benefits	30	23
Deferred credits and other noncurrent liabilities	93	79
Total	$208	$212

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
Asbestos matters – As of September 30, 2020, U. S. Steel was a defendant in approximately 850 active cases involving approximately 2,435 plaintiffs. The vast majority of these cases involve multiple defendants. About 1,540, or approximately 63 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. At December 31, 2019, U. S. Steel was a defendant in approximately 800 cases involving approximately 2,390 plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

The following table shows the number of asbestos claims in the current period and the prior three years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved (a)	New Claims	Closing Number of Claims
December 31, 2017	3,340	275	250	3,315
December 31, 2018	3,315	1,285	290	2,320
December 31, 2019	2,320	195	265	2,390
September 30, 2020	2,390	185	230	2,435
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

(In millions)	Nine Months Ended September 30, 2020
Beginning of period	$186
Accruals for environmental remediation deemed probable and reasonably estimable	5
Obligations settled	(29)
End of period	$162
Accrued liabilities for remediation activities are included in the following Condensed Consolidated Balance Sheet lines:

(In millions)	September 30, 2020	December 31, 2019
Accounts payable	$52	$53
Deferred credits and other noncurrent liabilities	110	133
Total	$162	$186
Expenses related to remediation are recorded in cost of sales and were immaterial for both the three and nine-month periods ended September 30, 2020 and September 30, 2019. It is not currently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 20 to 30 percent.
Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, the Company categorizes projects as follows:

(1)Projects with Ongoing Study and Scope Development - Projects which are still in the development phase. For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are five environmental remediation projects where additional costs for completion are not currently estimable, but could be material. These projects are at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI), the Fairless Plant, and the former steelmaking plant at Joliet, Illinois. As of September 30, 2020, accrued liabilities for these projects totaled $1 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $25 million to $40 million.
(2)Significant Projects with Defined Scope - Projects with significant accrued liabilities with a defined scope. As of September 30, 2020, there are four significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $105 million. These projects are Gary Resource Conservation and Recovery Act (RCRA) (accrued liability of $27 million), the former Geneva facility (accrued liability of $26 million), the Cherryvale zinc site (accrued liability of $8 million) and the former Duluth facility St. Louis River Estuary (accrued liability of $44 million).
(3)Other Projects with a Defined Scope - Projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are two other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at September 30, 2020 was $3 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.
The remaining environmental remediation projects each have an accrued liability of less than $1 million each. The total accrued liability for these projects at September 30, 2020 was approximately $3 million. The Company does not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $23 million at September 30, 2020 and were based on known scopes of work.
Administrative and Legal Costs – As of September 30, 2020, U. S. Steel had an accrued liability of $11 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to comply with various regulations, laws and other requirements relating to the environment. In the first nine months of 2020 and 2019, such capital expenditures totaled $8 million and $40 million, respectively. U. S. Steel anticipates making additional such expenditures in the future, which may be material; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
EU Environmental Requirements - Under the Emissions Trading Scheme (ETS), USSK's final allocation of allowances for the Phase III period, which covers the years 2013 through 2020 is 48 million allowances. Based on projected total production levels, we started to purchase allowances in the third quarter of 2017 to meet the annual compliance submission in the future. As of September 30, 2020, we have purchased approximately 12.3 million European Union Allowances totaling €141.1 million (approximately $165.2 million) to cover the estimated shortfall of emission allowances. We estimate that the total shortfall will be approximately 12.2 million allowances for the Phase III period. The exact cost of complying with the ETS regulations will depend on future production levels and future emissions intensity levels, however our estimated shortfall of emission allowances is covered by purchased European Union Allowances.
The EU’s Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Our most recent estimate of total capital expenditures for projects to comply with or go beyond BAT requirements is €138 million (approximately $161.6 million) over the actual program period. These costs may be mitigated if USSK complies with certain financial covenants, which are assessed annually according to EU funding rules. USSK complied with these covenants as of September 30, 2020. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g. bank guarantee) to secure the full value of estimated expenditures.
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

Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $7 million at September 30, 2020.
Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $23 million at September 30, 2020). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $210 million as of September 30, 2020, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by the Credit Facility Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $91 million and $190 million at September 30, 2020 and December 31, 2019, respectively.
Capital Commitments – At September 30, 2020, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $730 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2020	2021	2022	2023	2024	Later Years	Total
$162	$694	$621	$386	$163	$832	$2,858
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, and certain energy and utility services with terms ranging from two to 16 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of September 30, 2020, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $117 million.
Total payments relating to unconditional purchase obligations were $123 million and $167 million for the three months ended September 30, 2020 and 2019, respectively, and $425 million and $493 million for the nine months ended September 30, 2020 and 2019, respectively.

22.    Significant Equity Investments

Summarized unaudited income statement information for our significant equity investments for the nine months ended September 30, 2020 and 2019 is reported below (amounts represent 100% of investee financial information):

(In millions)	2020	2019
Net sales	$1,087	$1,857
Cost of sales	983	1,624
Operating income	36	190
Net earnings	5	172
Net earnings attributable to significant equity investments	5	172

U. S. Steel's portion of the equity in net (loss) earnings of the significant equity investments above was $(11) million and $66 million for the nine months ended September 30, 2020 and 2019, respectively, which is included in the (loss) earnings from investees line on the Condensed Consolidated Statement of Operations. While no equity investments were significant in the 2020 period, the amounts for 2020 in the table above reflect financial information for the equity investments that were significant equity investments in the 2019 period.

23.    Common Stock Issued and Repurchased
On June 22, 2020, U. S. Steel issued 50 million shares of common stock (par value $1 per share) at a price of $8.2075 per share, resulting in net proceeds of approximately $410 million.
During the nine months ended September 30, 2019, U. S. Steel repurchased 5,289,475 shares of common stock for approximately $88 million. In December 2019, the Board of Directors terminated the authorization for the common stock repurchase program that was announced in November 2018.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
U. S. Steel's results in the three and nine months ended September 30, 2020 were significantly impacted by market challenges in each of the Company's three reportable segments: North American Flat-Rolled (Flat-Rolled), U. S. Steel Europe (USSE) and Tubular Products (Tubular). In Flat-Rolled, for the three month period, results improved from the prior quarter due to the resumption of more typical operations from consumers of steel in North America that had been completely or partially shut down due to the coronavirus (COVID-19) pandemic. As regions unevenly re-opened from pandemic related temporarily idlings, demand levels increased, though demand remains at below typical levels. While steel prices did increase towards the end of the quarter, continued low spot prices in the third quarter flowed through into slightly lower contractual prices impacting the quarter. For the nine month period, Flat-Rolled results were largely impacted by the reset of calendar year fixed contract prices, as well as lost shipments due to customer operating restrictions and lower demand as a result of the COVID-19 pandemic. As a result of the sharp decline in North American steel demand, driving raw steel capacity utilization rates sharply lower to almost 50%, there was also significant spot price erosion that followed. USSE continued to experience margin compression due to modestly recovered but still weak performance of the manufacturing sector combined with continued high levels of imports and high raw materials costs. In Tubular, the continued disruption in the oil and gas industry, as well as pandemic-related impacts, reduced demand for oil and gas and severely impacted energy prices, creating significant reductions of drilling activity in the U.S.

Net sales by segment

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, excluding intersegment sales)	2020	2019	% Change	2020	2019	% Change
Flat-Rolled Products (Flat-Rolled)	$1,728	$2,277	(24)%	$5,199	$7,221	(28)%
U. S. Steel Europe (USSE)	495	518	(4)%	1,403	1,933	(27)%
Tubular Products (Tubular)	96	262	(63)%	533	921	(42)%
Total sales from reportable segments	2,319	3,057	(24)%	7,135	10,075	(29)%
Other Businesses	21	12	75%	44	38	16%
Net sales	$2,340	$3,069	(24)%	$7,179	$10,113	(29)%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended September 30, 2020 versus the three months ended September 30, 2019 is set forth in the following table:

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Other(c)	Net Change
Flat-Rolled	(17)%	(7)%	5%	—%	(5)%	(24)%
USSE	3%	(12)%	(1)%	6%	—%	(4)%
Tubular	(58)%	(6)%	1%	—%	3%	(60)%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
(c) Primarily of sales of raw materials and coke making by-products

Net sales for the three months ended September 30, 2020 compared to the same period in 2019 were $2,340 million and $3,069 million, respectively.
•For the Flat-Rolled segment the decrease in sales resulted from decreased shipments (decrease of 500 thousand tons) across all products, lower average realized prices (decrease of $20 per net ton) across all products and continued significant levels of low-priced semi-finished and flat-rolled carbon and alloy steel imports.
•For the USSE segment the decrease in sales resulted from lower average realized prices (decrease of $48 per net ton) across most products.
•For the Tubular segment the decrease in sales resulted from decreased shipments (decrease of 103 thousand tons) across all products, lower average realized prices (decrease of $187 per net ton) across all products and continued high levels of energy tubular imports.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the nine months ended September 30, 2020 versus the nine months ended September 30, 2019 is set forth in the following table:

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Other(c)	Net Change
Flat-Rolled	(19)%	(8)%	3%	—%	(4)%	(28)%
USSE	(22)%	(7)%	2%	—%	—%	(27)%
Tubular	(31)%	(9)%	(1)%	—%	—%	(41)%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
(c) Primarily of sales of raw materials and coke making by-products

Net sales for the nine months ended September 30, 2020 compared to the same period in 2019 were $7,179 million and $10,113 million, respectively.
•For the Flat-Rolled segment the decrease in sales resulted from decreased shipments (decrease of 1,729 thousand tons) across most products, lower average realized prices (decrease of $58 per net ton) across all products and continued significant levels of low-priced semi-finished and flat-rolled carbon and alloy steel imports (over 9.6 million metric tons worth over $6.2 billion from January to August 2020).
•For the USSE segment the decrease in sales resulted from decreased shipments (decrease of 632 thousand tons) across most products and lower average realized prices (decrease of $44 per net ton) across all products.
•For the Tubular segment the decrease in sales resulted from decreased shipments (decrease of 186 thousand tons) across all prime products, lower average realized prices (decrease of $230 per net ton) across all products and continued high levels of energy tubular imports (over 1.3 million metric tons worth over $1.5 billion from January to August 2020).

Selling, general and administrative expenses

Selling, general and administrative expenses were $65 million and $199 million in the three and nine months ended September 30, 2020, compared to $63 million and $223 million in the three and nine months ended September 30, 2019, respectively. The decrease in expenses in the nine months ended September 30, 2020 versus the same period in 2019 primarily resulted from the suspension of the Company's defined contribution plans during the second quarter of 2020.

Restructuring and other charges
During the nine months ended September 30, 2020, the Company recorded restructuring and other charges of $130 million, which consists of charges of $72 million for the indefinite idling of our Keetac mining operations and a significant portion of Great

Lakes Works, $13 million for the indefinite idling of Lorain Tubular Operations and Lone Star Tubular Operations, $13 million and $32 million for employee benefit costs related to Company-wide headcount reductions and headcount reductions under a VERP offered at USSK, respectively. Cash payments were made related to severance and exit costs of approximately $130 million. See Note 20 to the Condensed Consolidated Financial Statements for further details.

Strategic projects and technology investments

The Company has articulated its “best of both” strategy which seeks to enhance the Company’s competitiveness and create long-term stockholder value by leveraging the technology of mini mills with the advantages of integrated mills to create value-added products differentiated by cost and capability. Our investment in Big River Steel is the cornerstone of this strategy.

In October 2019, the Company completed the first step in acquiring Big River Steel in Osceola, Arkansas through the purchase of a 49.9% ownership interest at a purchase price of approximately $700 million in cash, with a call option to acquire the remaining 50.1% within the next four years at an agreed-upon price formula based on Big River Steel’s achievement of certain metrics that include: free cash flow, product development, safety and the completion of a proposed expansion of Big River Steel's existing manufacturing line. Big River Steel currently operates a technologically advanced mini mill with approximately 1.65 million tons of steel making capacity and is currently constructing a second electric arc furnace that will double its steel making capacity.

The Company has been and is currently evaluating its alternatives with respect to the option to acquire the remaining 50.1% of Big River Steel, and it expects to continue to do so. We could exercise this option at any time, without prior notice. However, there can be no assurance as to if or when the Company will exercise the option.

In addition to the investment in Big River Steel, the Company has identified other core assets for investment as part of the “best of both” strategy.

The Company expects to invest approximately $500 million, of which approximately 45 percent has already been spent, to upgrade the Gary Works hot strip mill through a series of projects focused on expanding the line's competitive advantages. The Gary Works hot strip mill will further differentiate itself as a leader in heavy-gauge products in strategic markets. The Company plans to resume certain capability upgrades in conjunction with planned outages after having delayed upgrades as part of the Company's comprehensive response to impacts from COVID-19. The Company will continue to evaluate the pace and timeline for completing the remaining investments in the Gary Works hot strip mill.

In May 2019, U. S. Steel announced that it plans to construct a new endless casting and rolling facility at its Edgar Thomson Plant in Braddock, Pennsylvania, and a cogeneration facility at its Clairton Plant in Clairton, Pennsylvania, both part of the Company's Mon Valley Works. This investment in state-of-the-art sustainable steel technology is expected to significantly upgrade the production capability of our lowest liquid steel cost mill in the U.S., while further reducing conversion costs through improved process efficiencies, yield and energy consumption. The Company plans to purchase certain equipment for this project under our Export Credit Agreement to better prepare for groundbreaking when market conditions become more certain.

In February 2019, U. S. Steel restarted construction of the EAF steelmaking facility at its Tubular Operations in Fairfield, Alabama. The EAF is expected to strengthen the Company's competitive position and reduce rounds cost by $90 per ton as the Company becomes self-sufficient in its rounds supply. Construction of the EAF was completed in October 2020. Utilization of the EAF will be subject to overall demand in the Tubular business.

In January 2019, U. S. Steel announced the construction of a new Dynamo line at USSE. The new line, a $130 million investment, has an annual capacity of approximately 100,000 metric tons. Construction on the Dynamo line began in mid-2019 but due to challenging market conditions, has been paused. Upon its completion, the new line will enable production of sophisticated silicon grades of non-grain oriented (NGO) electrical steels to support increased demand in vehicles and generators.

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

The U.S. Department of Homeland Security guidance has identified U. S. Steel's business as a critical infrastructure industry, essential to the economic prosperity, security and continuity of the United States. Similarly, in Slovakia, U. S. Steel Košice (USSK) was identified by the government as a strategic and critical company, essential to economic prosperity, and continues to operate. The Company is following the Centers for Disease Control and Prevention guidelines and other applicable local requirements to mitigate the threat of COVID-19 exposure in our workplace.

The duration, severity, speed and scope of the COVID-19 pandemic remains highly uncertain and the extent to which COVID-19 will affect our operations depends on future developments, such as potential surges of the outbreak, which cannot be predicted at this time. Although the Company has continued to operate, it has experienced, and may continue to experience, significant reductions in demand for products. The Company believes that second quarter financial results marked the trough for the year, and the third quarter saw a meaningful improvement in customer demand.

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

In response to the initial decline in demand for our products resulting from the COVID-19 pandemic and the disruptions in the oil and gas industry, we took a number of actions to mitigate the impact on our business and to preserve cash and enhance our liquidity, including:
•On June 22, 2020, we issued 50 million shares of common stock for $8.2075 per share, yielding net proceeds of approximately $410 million.
•On May 29, 2020, we completed the sale of $1.056 billion aggregate principal amount of 12.000% Senior Secured Notes due 2025 for net proceeds of approximately $977 million.
•On March 23, 2020, we borrowed an additional $800 million under the Credit Facility Agreement to bolster our cash balance. $100 million was repaid in the second quarter of 2020 and another $900 million was repaid in the third quarter of 2020.
•We announced a $125 million reduction in expected 2020 capital expenditures, including a delay in the construction of our endless casting and rolling line at Mon Valley Works.

Operating configuration changes in response to market conditions and COVID-19

The Company also adjusted its operating configuration in response to declining market conditions including the economic impacts from the COVID-19 pandemic, significant recent changes in global oil and gas markets and increasing global overcapacity and unfairly traded imports by indefinitely and temporarily idling certain of its facilities. U. S. Steel will continue to adjust its operating configuration in order to align production with its order book and meet the needs of our customers.

In the first half of 2020, we took actions to adjust our footprint by temporarily idling certain operations for an indefinite period to better align production with customer demand. The operations that remained idle as of September 30, 2020 included:
•Blast Furnace #4 at Gary Works
•Blast Furnace A at Granite City Works
•Lone Star Tubular Operations
•Lorain Tubular Operations
•Keetac Iron Ore Operations
•Wheeling Machine Products coupling production facility at Hughes Springs, Texas

As of September 30, 2020 the carrying value of the idled fixed assets for facilities noted above was: Gary Works blast furnace #4, $45 million; Granite City Works Blast Furnace A, $65 million; Lone Star Tubular Operations, $5 million; Lorain Tubular Operations, $70 million; and Keetac Iron Ore Operations, $80 million.

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

In December 2019, U. S. Steel announced that it would indefinitely idle a significant portion of Great Lakes Works. The Company began idling the iron and steelmaking facilities in March 2020 and the hot strip mill rolling facility in June 2020. The carrying value of the Great Lakes Works facilities that we intend to indefinitely idle was approximately $340 million as of September 30, 2020.

Earnings (loss) before interest and income taxes by segment is set forth in the following table:

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
(Dollars in millions)	2020	2019		2020	2019
Flat-Rolled	$(159)	$46	(446)%	$(523)	$275	(290)%
USSE	13	(46)	128%	(27)	(27)	—%
Tubular	(52)	(25)	(108)%	(147)	(21)	(600)%
Total (loss) earnings from reportable segments	(198)	(25)	(692)%	(697)	227	(407)%
Other Businesses	(13)	8	(263)%	(33)	26	(227)%
Segment (loss) earnings before interest and income taxes	(211)	(17)	(1,141)%	(730)	253	(389)%
Items not allocated to segments:
Asset impairment charges	—	—		(263)	—
Restructuring and other charges	—	(54)		(130)	(54)
Gain on previously held investment in UPI	—	—		25	—
Tubular inventory impairment charge	—	—		(24)	—
December 24, 2018 Clairton coke making facility fire	—	(9)		4	(53)
Total (loss) earnings before interest and income taxes	$(211)	$(80)	(164)%	$(1,118)	$146	(866)%

Segment results for Flat-Rolled

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2020	2019		2020	2019
(Loss) earnings before interest and taxes ($ millions)	$(159)	$46	(446)%	$(523)	$275	(290)%
Gross margin	1%	8%	(7)%	—%	10%	(10)%
Raw steel production (mnt)	2,207	2,783	(21)%	6,823	8,842	(23)%
Capability utilization	52%	65%	(13)%	53%	70%	(17)%
Steel shipments (mnt)	2,155	2,654	(19)%	6,454	8,183	(21)%
Average realized steel price per ton	$712	$732	(3)%	$714	$771	(7)%

The decrease in Flat-Rolled results for the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to:
•lower average realized prices (approximately $130 million)
•decreased shipments, including substrate to our Tubular segment (approximately $60 million)
•decreased Mining sales (approximately $60 million),
these changes were partially offset by:
•lower raw material costs (approximately $10 million)
•decreased operating costs (approximately $20 million)
•lower energy costs (approximately $10 million)
•lower other costs (approximately $5 million)

The decrease in Flat-Rolled results for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to:
•lower average realized prices (approximately $565 million)
•decreased shipments, including substrate to our Tubular segment (approximately $270 million)
•decreased Mining sales (approximately $100 million)
•increased other costs primarily due to lower joint venture earnings and higher depreciation (approximately $60 million),

these changes were partially offset by:
•lower raw material costs (approximately $95 million)
•decreased operating costs (approximately $15 million)
•lower energy costs (approximately $85 million)
Gross margin for the three and nine months ended September 30, 2020 compared to the same period in 2019 decreased primarily as a result of lower sales volume and average realized prices.
Segment results for USSE

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019
Earnings (loss) before interest and taxes ($ millions)	$13	$(46)	128%	$(27)	$(27)	—%
Gross margin	10%	(2)%	12%	5%	4%	1%
Raw steel production (mnt)	873	823	6%	2,400	3,130	(23)%
Capability utilization	69%	65%	4%	64%	84%	(20)%
Steel shipments (mnt)	790	765	3%	2,201	2,833	(22)%
Average realized steel price per ($/ton)	$608	$656	(7)%	$616	$660	(7)%
Average realized steel price per (€/ton)	€520	€590	(12)%	€548	€587	(7)%

The increase in USSE results for the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to:
•increased shipments (approximately $10 million)
•the weakening of the U.S. dollar versus the euro (approximately $10 million)
•lower raw material costs (approximately $55 million)
•lower operating costs (approximately $25 million)
•lower energy costs (approximately $10 million)
•lower other costs (approximately $10 million),
these changes were partially offset by:
•lower average realized prices (approximately $60 million)

The USSE results for the nine months ended September 30, 2020 compared equally in total to the same period in 2019 primarily due to:
•lower average realized prices (approximately $110 million), this change was offset by:
•lower raw material costs (approximately $70 million)
•lower operating costs (approximately $15 million)
•lower energy costs (approximately $5 million)
•lower other costs (approximately $20 million)
Gross margin for the three and nine months ended September 30, 2020 compared to the same periods in 2019 increased primarily as a result of lower costs.

Segment results for Tubular

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019
(Loss) earnings before interest and taxes ($ millions)	$(52)	$(25)	(108)%	$(147)	$(21)	600%
Gross margin	(39)%	(4)%	(35)%	(20)%	2%	(22)%
Steel shipments (mnt)	71	174	(59)%	390	576	(32)%
Average realized steel price per ton	$1,230	$1,417	(13)%	$1,271	$1,501	(15)%

The decrease in Tubular results for the three months ended September 30, 2020 as compared to the same period in 2019 was primarily due to:

•lower average realized prices (approximately $10 million)
•decreased shipments, including volume inefficiencies (approximately $15 million)
•increased other costs (approximately $5 million)
these changes were partially offset by:
•decreased operating costs (approximately $5 million)

The decrease in Tubular results for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to:
•lower average realized prices (approximately $80 million)
•decreased shipments, including volume inefficiencies (approximately $55 million)
•increased energy costs (approximately $5 million)
•increased other costs (approximately $15 million),
these changes were partially offset by:
•lower substrate and rounds costs (approximately $30 million)
Gross margin for the three and nine months ended September 30, 2020 compared to the same period in 2019 decreased primarily as a result of lower sales volume and average realized prices.

Results for Other Businesses

Other Businesses had losses of $13 million and $33 million in the three and nine months ended September 30, 2020, compared to earnings of $8 million and $26 million in the three and nine months ended September 30, 2019, respectively. The decrease in earnings primarily resulted from recording our share of losses from our equity investment in Big River Steel.

Items not allocated to segments

•We recorded asset impairment charges of $263 million in the nine months ended September 30, 2020 as described in Notes 1 and 9 to the Condensed Consolidated Financial Statements.
•We recorded restructuring and other charges of $130 million in the nine months ended September 30, 2020. We recorded restructuring and other charges of $54 million in the nine months ended September 30, 2019. See Note 20 to the Condensed Consolidated Financial Statements for further details.
•We recorded a $25 million gain on our previously held investment in UPI in the nine months ended September 30, 2020 as described in Note 5 to the Condensed Consolidated Financial Statements.
•We recorded a tubular inventory impairment charge of $24 million in the nine months ended September 30, 2020.
•We recorded a $4 million reduction of costs associated with the December 24, 2018 Clairton coke making facility fire in the nine months ended September 30, 2020. We recorded $9 million and $53 million of costs associated with the December 24, 2018 Clairton coke making facility fire in the three and nine months ended September 30, 2019, respectively. See Environmental Matters, Litigation and Contingencies in the Liquidity and Capital Resources section for more details.

Net interest and other financial costs

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2020	2019		2020	2019
Interest expense	$84	$32	(163)%	$198	$97	(104)%
Interest income	(1)	(3)	(67)%	(6)	(13)	(54)%
Other financial benefits	(30)	(4)	650%	(26)	(2)	1,200%
Net periodic benefit (income) cost (other than service cost)	(6)	23	126%	(22)	69	132%
Total net interest and other financial costs	$47	$48	2%	$144	$151	5%

Net interest and other financial costs remained consistent in the three months ended September 30, 2020 as compared to the same period last year and included increased interest expense due to a higher level of debt, lower net periodic benefit cost (as discussed below) and increased other financial benefits, primarily from changes in the value of options related to our equity investment in Big River Steel.

Net interest and other financial costs remained consistent in the nine months ended September 30, 2020 as compared to the same period last year and included lower net periodic benefit cost (as discussed below), increased other financial benefits, primarily from changes in the value of options related to our equity investment in Big River Steel and increased interest expense due to a higher level of debt.

The net periodic benefit cost (other than service cost) components of pension and other benefit costs are reflected in the table above, and decreased in the three and nine months ended September 30, 2020 as compared to the same periods last year primarily due to the better than expected 2019 asset performance, lower amortization of prior service costs, lower future healthcare costs, and reduced participation in our retiree health plans.
Income taxes
The income tax (benefit) provision was $(24) million and $(48) million in the three and nine months ended September 30, 2020 compared to $(44) million and $(43) million in the three and nine months ended September 30, 2019, respectively.

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

During the third quarter of 2020, management reviewed the Company’s current and forecasted operating results, current economic market conditions impacting the steel industry, and tax planning strategies. As of September 30, 2020, the Company concluded that it is more likely than not the Company will be able to realize its foreign deferred income tax benefits in future periods. Management will continue to assess the need for a valuation allowance and given the cyclical nature of the steel industry, the continued high level of steel imports, and future demand for steel and steel related products, may reach a different conclusion in future periods. As of September 30, 2020, the Company’s net foreign deferred tax assets were $21 million.

Net losses attributable to United States Steel Corporation were $234 million and $1,214 million in the three and nine months ended September 30, 2020, compared to a net loss of $84 million and net earnings of $38 million in the three and nine months ended September 30, 2019, respectively. The changes primarily reflect the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $149 million for the nine months ended September 30, 2020 compared to net cash provided by operating activities of $396 million in the same period last year. The decrease in cash from operations is primarily due to lower financial results, partially offset by changes in working capital period over period. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business. Funding from working capital during the first nine months of 2020 compared to the same period in 2019 increased primarily from reductions in inventory from reductions in production as a result of the economic impacts of the COVID-19 pandemic.

Our cash conversion cycle for the third quarter of 2020 increased by two days as compared to the fourth quarter of 2019 as shown below:

Cash Conversion Cycle	2020		2019
	$ millions	Days	$ millions	Days
Accounts receivable, net (a)	$1,099	40	$1,177	42

+ Inventories (b)	$1,398	61	$1,785	64

- Accounts Payable and Other Accrued Liabilities (c)	$1,630	62	$1,970	69

= Cash Conversion Cycle (d)		39		37
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

The last-in, first-out (LIFO) inventory method is the predominant method of inventory costing in the United States. At both September 30, 2020 and September 30, 2019, the LIFO method accounted for 72 percent and 71 percent of total inventory values, respectively. In the U.S., management monitors inventory realizability by comparing the LIFO cost of inventory with the replacement cost of inventory. To the extent the replacement cost (i.e., market value) of inventory is lower than the LIFO cost of inventory, management will write the inventory down. As of September 30, 2020, and December 31, 2019 the replacement cost of the inventory was higher by approximately $802 million and $735 million, respectively. Additionally, based on the Company’s latest internal forecasts and its inventory requirements, management does not believe there will be significant permanent LIFO liquidations that would impact earnings for the remainder of 2020.

Capital expenditures for the nine months ended September 30, 2020, were $591 million, compared with $978 million in the same period in 2019. Flat-rolled capital expenditures were $391 million and included spending for Mon Valley Endless Casting and Rolling, Gary Hot Strip Mill upgrades, Mining Equipment and various other infrastructure, environmental, and strategic projects. USSE capital expenditures of $64 million consisted of spending for improved emission control, BF 2 Stove and various other infrastructure and environmental projects. Tubular capital expenditures were $133 million and included spending for the Fairfield Electric Arc Furnace (EAF) project and various other infrastructure and environmental projects.
To align its strategic projects with the market realities, in March 2020 the Company announced a reduction in total planned capital expenditures for 2020 by $125 million to approximately $750 million. U. S. Steel’s contractual commitments to acquire property, plant and equipment at September 30, 2020, totaled $730 million.

Net cash provided by financing activities increased by $1.534 billion for the nine months ended September 30, 2020 compared to the same period in 2019 as the Company bolstered its liquidity and financial flexibility through the receipt of net proceeds of $977 million from the issuance of the 2025 Senior Secured Notes, $240 million from borrowings on the Export-Import Credit Agreement and $410 million from the offering of 50,000,000 shares of common stock.
The following table summarizes U. S. Steel’s liquidity as of September 30, 2020:

(Dollars in millions)
Cash and cash equivalents	$1,696
Amount available under $2.0 Billion Credit Facility Agreement	1,006
Amount available under USSK credit facilities	162
Total estimated liquidity	$2,864
As of September 30, 2020, $321 million of the total cash and cash equivalents was held by foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.

Certain of our credit facilities, including the Credit Facility Agreement, the USSK Credit Agreement, the Export-Import Credit Agreement, and the Export Credit Agreement, contain standard terms and conditions including customary material adverse change clauses. If a material adverse change was to occur, our ability to fund future operating and capital requirements could be negatively impacted.

We may from time to time seek to retire or repurchase our outstanding long-term debt through open market purchases, privately negotiated transactions, exchange transactions, redemptions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors and may be commenced or suspended at any time. The amounts involved may be material. See Note 15 to the Condensed Consolidated Financial Statements for further details regarding U. S. Steel's debt.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $210 million of liquidity sources for financial assurance purposes as of September 30, 2020. Increases in certain of these commitments which use collateral are reflected within cash, cash equivalents and restricted cash on the Condensed Consolidated Statement of Cash Flows.

As of September 30, 2020, Stelco has made installment payments totaling $60 million under the Option Agreement which are recorded in noncontrolling interest net of transaction fees in the Condensed Consolidated Balance Sheet. See Note 16 to the Condensed Consolidated Financial Statements for further details.

We finished the third quarter of 2020 with $1.696 billion of cash and cash equivalents and $2.864 billion of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy. U. S. Steel management believes that our liquidity will be adequate to fund our requirements based on our current assumptions with respect to our results of operations and financial condition, including the continued impact of the COVID-19 pandemic, particularly when taken together with the ongoing disruption in the oil and gas industry.

We expect that our estimated liquidity requirements will consist primarily of the remaining portion of our 2020 planned strategic and sustaining capital expenditures, interest expense, and operating costs and employee benefits for our operations after taking into account the footprint actions and cost reductions at our plants and headquarters described above, partially offset by the anticipated benefits of working capital management. Our available liquidity at September 30, 2020 consists principally of our cash and cash equivalents and available borrowings under the Credit Facility Agreement and the USSK Credit Facilities. Management continues to evaluate market conditions in our industry and our global liquidity position, and may consider additional actions to further strengthen our balance sheet and optimize liquidity, which may include drawing on available capacity under the Credit Facility Agreement and/or the USSK Credit Facilities, or reducing outstanding borrowings under those facilities from time to time if deemed appropriate by management.

Should we elect to exercise our call option to purchase Big River Steel, a portion of their indebtedness may necessitate a refinancing. The option exercise will trigger a change of control and/or event of default under certain existing indebtedness of Big River Steel in a principal amount of approximately $500 million, the governing documents of which provide the debt holders with the right to require the repurchase of the debt upon a change of control. If Big River Steel is unable to successfully amend such outstanding indebtedness, we may be required to refinance such indebtedness at a premium.

Critical Accounting Estimates

Long lived assets - U. S. Steel evaluates long-lived assets, primarily property, plant and equipment for impairment whenever changes in circumstances indicate that the carrying amounts of those productive assets exceed their recoverable amount as determined by the asset group's projected undiscounted cash flows. We evaluate the impairment of long-lived assets at the asset group level. Our primary asset groups are Flat-Rolled, welded tubular, seamless tubular and USSE. The steep decline in oil prices that resulted from market oversupply and declining demand was considered a triggering event for the welded tubular and seamless tubular asset groups. A quantitative analysis was completed for both asset groups and a $263 million impairment was recorded as of March 31, 2020 for the welded tubular asset group while no impairment was indicated for the seamless tubular asset group. There were no triggering events that required an impairment evaluation of our long-lived asset groups as of June 30, 2020 and September 30, 2020. See Note 1 to the Condensed Consolidated Financial Statements for further details.

Financial instruments – The fair value of the options associated with our investment in Big River Steel can fluctuate significantly depending on fair valuation model inputs that include equity value, volatility and credit spread. A significant factor in determining equity value is the discounted forecasted cash flows of Big River Steel. Forecasted cash flows are primarily impacted by the forecasted market price of steel and metallic inputs as well as the expected timing of significant capital expenditures. The most recent updated forecast indicated an increase in the equity value which was the primary factor that led to a favorable mark-to-market adjustment of $34 million that is reflected in other financial benefits in the Condensed Consolidated Statement of Operations for the three month period ended September 30, 2020. The future fair value of these financial instruments may vary significantly as forecasts are updated and other input fluctuations are included in the valuation model. See Note 16 to the Condensed Consolidated Financial Statements for further details.
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

EU Environmental Requirements and Slovak Operations
Under the Emissions Trading Scheme (ETS), USSK's final allocation of allowances for the Phase III period, which covers the years 2013 through 2020 is 48 million allowances. Based on projected total production levels, we started to purchase allowances in the third quarter of 2017 to meet the annual compliance submission in the future. As of September 30, 2020, we have purchased approximately 12.3 million European Union Allowances (EUA) totaling €141.1 million (approximately $165.2 million) to cover the estimated shortfall of emission allowances. We estimate that the total shortfall will be approximately 12.2 million allowances for the Phase III period. The exact cost of complying with the ETS regulations will depend on future production levels and future emissions intensity levels, however our estimated shortfall of emission allowances is covered by purchased European Union Allowances.

The EU’s Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production, to reduce environmental impacts as well as compliance with BAT associated emission levels. Our most recent broad estimate of total capital expenditures for projects to comply with or go beyond BAT requirements is €138 million (approximately $161.6 million) over the actual program period. These costs may be mitigated if USSK complies with certain financial covenants, which are assessed annually according to EU funding rules. USSK complied with these covenants as of September 30, 2020. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g. bank guarantee) to secure the full value of estimated expenditures.

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

On March 12, 2018, the New York State Department of Environmental Conservation (DEC), along with other petitioners, submitted a CAA Section 126(b) petition to the U.S. EPA. In the petition, the DEC asserts that stationary sources from the following nine states are interfering with attainment or maintenance of the 2008 and 2015 ozone National Ambient Air Quality Standards (NAAQS) in New York: Illinois, Indiana, Kentucky, Maryland, Michigan, Ohio, Pennsylvania, Virginia, and West Virginia. DEC is requesting the U.S. EPA to require sources of nitrogen oxides in the nine states to reduce such emissions. In a final rule promulgated in the October 18, 2019, Federal Register, EPA denied the petition. On October 29, 2019, New York, New Jersey, and the City of New York petitioned the United States Court of Appeals for the District of Columbia Circuit for review of U.S. EPA’s denial of the petition. The matter remains before the Court.

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

Environmental Remediation

In the United States, U. S. Steel has been identified as a potentially responsible party (PRP) at five sites under CERCLA as of September 30, 2020. Of these, there are three sites for which information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but sufficient information is not presently available to confirm the existence of liability or to make a reasonable estimate with respect to any potential liabilities. There are also 18 additional sites for which U. S. Steel may be liable for remediation costs in excess of $100,000 under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share, is frequently dependent upon the outcome of ongoing investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably estimable. As environmental remediation matters proceed toward ultimate resolution or as remediation obligations arise, charges in excess of those previously accrued may be required.

For further discussion of relevant environmental matters, see "Item 1. Legal Proceedings - Environmental Proceedings."
OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any new material off-balance sheet arrangements during the third quarter of 2020.

INTERNATIONAL TRADE
U. S. Steel continues to face import competition, much of which is unfairly traded, supported by foreign governments, and fueled by massive global steel overcapacity, currently estimated to be over 700 million metric tons per year. These imports, as well as the underlying policies/practices and overcapacity, impact the Company’s operational and financial performance. U. S. Steel continues to address these challenges that threaten the Company, its workers, its stockholders, and the country’s national and economic security.

As of the date of this filing, pursuant to a series of Presidential Proclamations issued in accordance with Section 232 of the Trade Expansion Act of 1962, U.S. imports of certain steel products are subject to a 25 percent tariff, except for imports from: (1) Argentina, Brazil, and South Korea, which are subject to restrictive quotas; (2) Canada and Mexico, which are not subject to either tariffs or quotas but tariffs could be re-imposed on surging product groups after consultations; and (3) Australia, which is not subject to tariffs, quotas, or an anti-surge mechanism. An August 2020 Presidential Proclamation reduced the fourth quarter 2020 quota for semi-finished steel imports from Brazil and announced December consultations regarding 2021 quotas. In August 2020, the U.S. and Mexico announced that Mexico would establish a steel export licensing system to monitor recent U.S. import surges of semi-finished steel, standard pipe, and mechanical tubing from Mexico through June 2021. In September 2020, the U.S. Department of Commerce (DOC) published new regulations that require steel import license applicants to report the “melted and poured” country of origin to monitor import surges and circumvention for products covered by the Section 232.

DOC is managing a process in which U.S. companies may request and/or oppose temporary product exclusions from the Section 232 tariffs or quotas. Over 186,000 exclusions have been requested for steel products. U. S. Steel opposes exclusion requests for products that are the same as, or substitute products for, those produced by U. S. Steel.

Several legal challenges to the Section 232 action continue before the U.S. Court of International Trade (CIT) and U.S. Court of Appeals for the Federal Circuit (CAFC). Multiple countries have challenged the Section 232 action at the World Trade Organization (WTO), imposed retaliatory tariffs, and/or acted to safeguard their domestic steel industries from increased steel imports. In turn, the United States has challenged the retaliation at the WTO.

Since its implementation in March 2018, the Section 232 action has supported the U.S. steel industry's and U. S. Steel’s investments in advanced steel capacity, technology, and skills, thereby strengthening U.S. national and economic security. The Company continues to actively defend the Section 232 action.

In February 2019, the European Commission (EC) imposed a definitive tariff rate quota safeguard of 25 percent on certain steel imports that exceed quotas effective through June 2021. In June 2020, the EC made several minor adjustments to the safeguard.

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
U. S. Steel is exposed to certain risks related to its ongoing business operations, including financial, market, political, and economic risks. The global pandemic resulting from the novel coronavirus designated as COVID-19 has had a significant impact on our business and the global economy. The economic uncertainty has increased volatility in the financial markets and could adversely affect our liquidity and ability to access the capital markets. In response to the decline in demand for our products resulting from the COVID-19 pandemic, in March 2020 we borrowed an additional $800 million under the Credit Facility Agreement. After successful capital market activities and improvements in market conditions, the Company repaid $100 million and $900 million on the Credit Facility Agreement during the three month periods ended June 30, 2020 and September 30, 2020, respectively. As of September 30, 2020, the Company had approximately $1.3 billion in outstanding variable interest debt. An increase in the variable interest rate increases our interest expense and interest paid. A quarter percent increase in the variable interest rate on the amount of variable interest rate indebtedness as of September 30, 2020 would increase annual interest expense by approximately $3 million. See Note 15 in the Notes to the Condensed Consolidated Financial Statements for further details.

Item 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2020. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, U. S. Steel’s disclosure controls and procedures were effective.
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

On November 30, 2018, the Minnesota Pollution Control Agency (MPCA) issued a new Water Discharge Permit for the Minntac Tailings Basin waters. The Permit contains new sulfate limitations applicable to water in the Tailings Basin and groundwater flowing from U. S. Steel’s property. The MPCA also acted on the same date, denying the Company’s requests for variances from ground and surface water standards and request for a contested case hearing. U. S. Steel filed appeals with the Minnesota Court of Appeals challenging the actions taken by the MPCA. Separate appeals were filed by a Minnesota Native American Tribe (Fond du Lac Band) and a nonprofit environmental group (Water Legacy). All cases were consolidated. On December 9, 2019, the Court issued a favorable ruling to U. S. Steel, removing the sulfate limitations for the Tailings Basin and groundwater. The opposing parties filed appeals with the Minnesota Supreme Court on January 8, 2020 which were accepted by that Court. Briefing is now complete with argument scheduled for November 9, 2020.
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

ENVIRONMENTAL PROCEEDINGS
The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of September 30, 2020, under federal and state environmental laws. Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

As of September 30, 2020, U. S. Steel has received information requests or been identified as a PRP at a total of five CERCLA sites, three of which have liabilities that have not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at the other two sites will be between $100,000 and $1 million for one of the sites, and over $5 million for one site as described below.

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

While work continues on refinement of the remedial design, permitting, contractor selection/procurement and educating the public and key stakeholders on the details of the plan, there has been no material change in the status of the project during the nine months ended September 30, 2020. Additional, design, oversight costs, and implementation of U. S. Steel's preferred remedial alternatives on the upland property and Estuary are currently estimated as of September 30, 2020 at approximately $44 million.

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

Gary Works

On October 23, 1998, the U.S. EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a RCRA Facility Investigation (RFI), a Corrective Measures Study (CMS) and Corrective Measure Implementation. Evaluations are underway at six groundwater areas on the east side of the facility. An Interim Stabilization Measure work plan has been approved by U.S. EPA for one of the six areas and a contractor has been selected to install the remedial system. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $27 million as of September 30, 2020, based on our current estimate of known remaining costs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel awarded a contract for the implementation of the CAMU project during the fourth quarter of 2018. Construction, waste stabilization and placement along with closure of the CAMU are scheduled to be complete in 2020. U. S. Steel has an accrued liability of approximately $26 million as of September 30, 2020, for our estimated share of the remaining costs of remediation.

USS-POSCO Industries (UPI)

In February 2020, U. S. Steel purchased the remaining 50 percent interest in UPI, a former joint venture that is located in Pittsburg, California between subsidiaries of U. S. Steel and POSCO. Prior to formation of the joint venture, UPI's facilities were previously owned and operated solely by U. S. Steel which assumed responsibility for the existing environmental conditions. U. S. Steel continues to monitor the impacts of the remedial plan implemented in 2016 to address groundwater impacts from trichloroethylene at SWMU 4. Evaluations continue for the SWMUs known as the Northern Boundary Group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As such, there has been no material change in the status of the project during the nine months ended September 30, 2020. As of September 30, 2020, approximately $1 million has been accrued for ongoing environmental studies, investigations and remedy monitoring. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.” See Note 5 to the Condensed Consolidated Financial Statements "Acquisition" for further details regarding U. S. Steel's purchase of UPI.

In 2017, the Contra Costa Health Services Hazardous Materials Programs (County Health Services) conducted inspections of UPI’s facility, which resulted in the identification of several alleged environmental violations. Thereafter, UPI was able to resolve many of the issues to the satisfaction of County Health Services, but UPI also encountered some delays and disagreements pertaining to certain alleged violations. In 2018, County Health Services referred the matter to the Contra Costa District Attorney’s Office. In October 2019, UPI and the District Attorney’s Office agreed to a tentative settlement whereby UPI would pay $2.4 million in civil penalties in installments over 24 months. The tentative settlement also calls for UPI to spend $1 million on environmental compliance at its facility (expenditures that benefit UPI). In addition, the tentative settlement includes a $1 million suspended penalty that would be due if UPI were to fall out of compliance during the compliance period. The parties are currently in the process of negotiating and documenting the details of the settlement.

Fairfield Works

A consent decree was signed by U. S. Steel, the U.S EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) in December 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management, with the approval of the U.S. EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. While work continues on different aspects of the program, there has been no material change in the status of the project during the nine months ended September 30, 2020. In total, the accrued liability for remaining work under the Corrective Action Program, was approximately $26,000 at September 30, 2020. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairless Plant

In April 1993, U. S. Steel entered into a consent order with the U.S EPA pursuant to RCRA, under which U. S. Steel would perform Interim Measures (IM), an RFI and CMS at our Fairless Plant. A Phase I RFI Final Report was submitted in September of 1997. With U.S EPA’s agreement, in lieu of conducting subsequent phases of the RFI and the CMS, U. S. Steel has been working through the Pennsylvania Department of Environmental Protection Act 2 Program to characterize and remediate facility parcels for redevelopment. While work continues on these items, there has been no material change in the status of the project during the nine months ended September 30, 2020. As of September 30, 2020, the accrued liability to maintain the interim measures, and clear properties through the Act 2 process is approximately $121,000. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Lorain Tubular Operations

In September 2006, U. S. Steel and the Ohio Environmental Protection Agency (OEPA) commenced discussions about RCRA Corrective Action at Lorain Tubular Operations. A Phase I RFI on the identified SWMUs and Areas of Contamination was submitted in March 2012. While discussions continue with OEPA on drafting the Statement of Basis identifying potential remedies to address areas documented in the Phase II RFI, there has been no material change in the status of the project during the nine months ended September 30, 2020. As of September 30, 2020, costs to complete additional projects are estimated to be approximately $79,000. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Joliet Works

The 50-acre parcel at the former Joliet Works is enrolled in the Illinois Environmental Protection Agency’s (IEPA) voluntary Site Remediation Program (the Program). The Program requires investigation and establishment of cleanup objectives followed by submission/approval of a Remedial Action Plan to meet those objectives. The 50-acre parcel was divided into four subareas with remedial activities completed in 2015 for three of the subareas. While work continues to define the extent of impacts at the remaining subarea, there has been no material change in the status of the project during the nine months ended September 30, 2020. U. S. Steel has an accrued liability of $226,000 as of September 30, 2020. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Cherryvale (KS) Zinc

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation of the site proper was essentially completed in 2007. The Consent Order was amended on May 3, 2013, to require investigation (but not remediation) of potential contamination beyond the boundary of the former zinc smelting operation. On November 22, 2016, KDHE approved a State Cooperative Final Agency Decision Statement that identified the remedy selected to address potential contamination beyond the boundary of the former zinc smelting site. The Removal Action Design Plan was approved during the second quarter of 2018. The Waste Deposition Area design and the Interim Risk Management Plan (which includes institutional controls) were approved by KDHE during the fourth quarter of 2018. An amended consent order for remediation was signed in May 2019 and a remediation contract was executed in June 2019. U. S. Steel has an accrued liability of approximately $8 million as of September 30, 2020, for our estimated share of the cost of remediation.

South Works

On August 29, 2017, U. S. Steel was notified by the U.S. Coast Guard of a sheen on the water in the North Vessel Slip at our former South Works in Chicago, Illinois. U. S. Steel has been working with the IEPA under their voluntary Site Remediation Program since 1993 to evaluate the condition of the property including the North Vessel Slip. The result of this cooperative effort has been the issuance of a series of “No Further Remediation” (NFR) notices to U. S. Steel including one specific to the North Vessel Slip. U. S. Steel has notified the IEPA of the potential changed condition and is working closely with the IEPA and the U.S. Coast Guard to determine the source of the sheen and options to address the issue. U. S. Steel has an accrued liability of $322,000 as of September 30, 2020.

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

On December 24, 2018, U. S. Steel's Clairton Plant experienced a fire, affecting portions of the facility involved in desulfurization of the coke oven gas generated during the coking process. With the desulfurization process out of operation as a result of the fire, U. S. Steel was not able to certify compliance with Clairton Plant’s Title V permit levels for sulfur emissions. U. S. Steel promptly notified ACHD, which has regulatory jurisdiction for the Title V permit, and updated the ACHD regularly on efforts to mitigate any potential environmental impacts until the desulfurization process was returned to normal operations. Of the approximately 2,400 hours between the date of the fire and April 4, 2019, when the Company resumed desulfurization, there were ten intermittent hours where average SO2 emissions exceeded the hourly NAAQS for SO2 at the Allegheny County regional air quality monitors located in Liberty and North Braddock boroughs which are near U. S. Steel's Mon Valley Works facilities. On February 13, 2019, PennEnvironment and Clean Air Council, both environmental, non-governmental organizations, sent U. S. Steel a 60-day notice of intent to sue letter pursuant to the CAA. The letter alleged Title V permit violations at the Clairton, Irvin, and Edgar Thomson facilities as a result of the December 24, 2018 Clairton Plant fire. The 60-day notice letter also alleged that the violations caused adverse public health and welfare impacts to the communities surrounding the Clairton, Irvin, and Edgar Thomson facilities. PennEnvironment and Clean Air Council subsequently filed a Complaint in Federal Court in the Western District of Pennsylvania on April 29, 2019 to which U. S. Steel has responded. On May 3, 2019, ACHD filed a motion to intervene in the lawsuit which was granted by the Court. On June 25, 2019, ACHD filed its Complaint in Intervention, seeking injunctive relief and civil penalties regarding the alleged Permit violations following the December 24, 2018 fire. The parties are currently engaged in discovery.

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

Water Related Matters

On February 7, 2020, the Indiana Department of Environmental Management (IDEM) issued an Amended Notice of Violation and Proposed Agreed Order related to alleged NPDES permit water discharge violations at our Midwest Plant (Midwest) in Portage, Indiana during the period of November 2018 through December 2019 unrelated to the violations resolved in the Consent Decree. The Proposed Agreed Order seeks corrective actions, a civil penalty, and stipulated penalties for future violations. The parties continue to negotiate a Proposed Agreed Order.
ASBESTOS LITIGATION
As of September 30, 2020, U. S. Steel was a defendant in approximately 850 active cases involving approximately 2,435 plaintiffs. The vast majority of these cases involve multiple defendants. About 1,540, or approximately 63 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. At December 31, 2019, U. S. Steel was a defendant in approximately 800 active cases involving approximately 2,390 plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

The following table shows activity with respect to asbestos litigation:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved(a)	New Claims	Closing Number of Claims
December 31, 2017	3,340	275	250	3,315
December 31, 2018	3,315	1,285	290	2,320
December 31, 2019	2,320	195	265	2,390
September 30, 2020	2,390	185	230	2,435
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

The COVID-19 pandemic could also adversely affect our liquidity and ability to access the capital markets. The Company’s credit ratings were downgraded earlier this year by three credit ratings agencies, all citing, among other things, the uncertainty in duration and impact of the COVID-19 outbreak on our business. Uncertainty regarding the duration of the COVID-19 pandemic and disruptions to the oil and gas industry may, for example, adversely impact our ability to raise additional capital, or require additional capital, or require additional reductions in capital expenditures that are otherwise needed, to support working capital or continuation of our "best of both" strategy. Additionally, government stimulus programs may not be available to the Company, its customers, or its suppliers, or may prove to be ineffective. Furthermore, in the event that the impact from the COVID-19 outbreak causes us to be unable to satisfy any of our financial covenants under the agreements governing our outstanding indebtedness, the availability of credit facilities may become limited, or we may be required to renegotiate such agreements on less favorable terms. For example, based on the most recent four quarters as of September 30, 2020, we have not met the fixed charge negative covenant test under our Credit Facility Agreement, and accordingly, the amount available to the Company under this facility was reduced by $200 million. In addition, since the value of our inventory and trade accounts receivable less specified reserves calculated in accordance with the Credit Facility Agreement do not support the full amount of the facility at September 30, 2020, the amount available to the Company under this facility was further reduced by $294 million. As of September 30, 2020, the availability under the Credit Facility Agreement was $1.006 billion. If we are unable to access additional credit at the levels we require, or the cost of credit is greater than expected, it could materially adversely affect our operating results.

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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our debt. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Credit Facility Agreement governing the ABL Facility, the documents governing the USSK Credit Facilities, the documents governing the Export-Import Credit Agreement and the indentures governing our existing senior unsecured notes and our 2025 Senior Secured Notes restrict our ability to dispose of assets and may also restrict our ability to raise debt or equity capital to be used to repay other debt when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure required under Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

101	The following financial information from United States Steel Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By	/s/ Manpreet S. Grewal

Manpreet S. Grewal
Vice President & Controller

October 30, 2020
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.