Form 10-K
period 2020-12-31
UNITED STATES STEEL CORP
filed 2021-02-12
CIK 1163302

        2020
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes   ☑   No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
Aggregate market value of Common Stock held by non-affiliates as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter): $1.6 billion. The amount shown is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.
There were 262,471,855 shares of United States Steel Corporation Common Stock outstanding as of February 8, 2021.
Documents Incorporated By Reference:
    Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated into Part III.

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections. Generally, we have identified such forward-looking statements by using the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “target,” “forecast,” “aim,” “should,” “will,” "may" and similar expressions or by using future dates in connection with any discussion of, among other things, operating performance, trends, events or developments that we expect or anticipate will occur in the future, statements relating to volume changes, share of sales and earnings per share changes, anticipated cost savings, potential capital and operational cash improvements, anticipated disruptions to our operations and industry due to the COVID-19 pandemic, changes in global supply and demand conditions and prices for our products, international trade duties and other aspects of international trade policy, the integration of Big River Steel in our existing business, business strategies related to the combined business and statements expressing general views about future operating results. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts, but instead represent only the Company’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as of the time made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to the risks and uncertainties described in this report in “Item 1A. Risk Factors” and those described from time to time in our future reports filed with the Securities and Exchange Commission.

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

Adjusted net earnings (loss) and adjusted net earnings (loss) per diluted share are non-GAAP measures that exclude the effects of items that include: the asset impairment charge, restructuring and other charges, the Fairless property sale, the Big River Steel options and forward adjustments, the December 24, 2018 Clairton coke making facility fire, the tax valuation allowance, loss on extinguishment of debt and other related costs, the USW labor agreement signing bonus and related costs, Granite City Works restart and related costs and gain on equity investee transactions that are not part of the Company's core operations (Adjustment Items). Adjusted EBITDA is also a non-GAAP measure that excludes the effects of certain Adjustment Items. We present adjusted net earnings (loss), adjusted net earnings (loss) per diluted share and adjusted EBITDA to enhance the understanding of our ongoing operating performance and established trends affecting our core operations, by excluding the effects of events that can obscure underlying trends. U. S. Steel's management considers adjusted net earnings (loss), adjusted net earnings (loss) per diluted share and adjusted EBITDA as alternative measures of operating performance and not alternative measures of the Company's liquidity. U. S. Steel’s management considers adjusted net earnings (loss), adjusted net earnings (loss) per diluted share and adjusted EBITDA useful to investors by facilitating a comparison of our operating performance to the operating performance of our competitors. Additionally, the presentation of adjusted net earnings (loss), adjusted net earnings (loss) per diluted share and adjusted EBITDA provides insight into management’s view and assessment of the Company’s ongoing operating performance, because management does not consider the adjusting items when evaluating the Company’s financial performance. Adjusted net earnings (loss), adjusted net earnings (loss) per diluted share and adjusted EBITDA should not be considered a substitute for net earnings (loss), earnings (loss) per diluted share or other financial measures as computed in accordance with U.S. GAAP and is not necessarily comparable to similarly titled measures used by other companies.

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

10-K SUMMARY

This section provides an overview of U. S. Steel's business, strategy and financial performance for 2020. It does not contain all of the information that may be important to a reader. Please read the entire Annual Report on Form 10-K.

Our vision is for U. S. Steel to be a solutions provider to our customers through a unique offering of product and process innovation that is unmatched in the industry. Underlying our efforts is our belief that we must operate as a principled company committed to a code of conduct that is rooted in our Gary Principles and our core values. Our core values are articulated in our S.T.E.E.L. Principles - Safety First, Trust and Respect, Environmentally Friendly Activities, Ethical Behavior, and Lawful Business Conduct. These core values guide U. S. Steel and help support the economic and societal benefits associated with strong domestic manufacturing capabilities, of which steel is a foundational industry.

We are executing on our customer-centric strategy to transform U. S. Steel into a world-competitive, Best of BothSM, steelmaker by combining the best of the integrated steelmaking model with the best of the mini mill steelmaking model. Our strategy will deliver product and process innovation to create unmatched value for our customers while enhancing our earnings profile and delivering long-term cash flow through industry cycles. By offering unparalleled product capabilities, including the “green” steels (steels made with low greenhouse gas emissions intensity) our customers are increasingly demanding, we can achieve world-competitive positioning in strategic, high-margin end markets, and deliver high-quality, sustainable, value-added products and innovative solutions. To get to our Best of Both future, we are investing to create distinct cost and capability advantages, enhancing our focus on operational and commercial excellence and promoting technological innovation, so we can deliver an unmatched value proposition to our customers while creating a more variable cost structure, and lowering the capital intensity of the business.

The diagram below illustrates our world-competitive, Best of Both strategic framework and highlights the key actions to transform our business.

Over the past several years, we have proactively re-shaped our footprint and transformed our balance sheet. We used the strength and foundation of our business to align our balance sheet with the investment horizon to execute our strategy.

Our strategy is informed by our critical success factors, which are the bedrock of the Best of Both strategy: (1) Move Down the Cost Curve; (2) Win in Strategic Markets; and (3) Move Up the Talent Curve. Several of the strategic projects we are undertaking are expected to result in operational improvements. Additionally, the enhanced operating model and organizational structure we implemented beginning in 2020 will also position U. S. Steel to lower its structural fixed costs. We are also investing in new technologies to improve our cost position and increase our capabilities, including our acquisition of Big River Steel in January 2021, the completed electric arc furnace (EAF) at Fairfield Tubular Operations and the commissioning of a new Continuous Galvanizing Line for AHSS substrates at our Pro-Tec Coating Company joint venture that incorporates proprietary U. S. Steel technology. We will focus on strategic markets, where there is the greatest opportunity to provide differentiated, innovative and value-added solutions that will help our customers succeed. We know that to accomplish our objectives, we also need to move up the talent curve. We are investing in our employees and providing the training and resources they need to succeed. This will help us reinforce a culture where accountability, fairness and respect are foundational, and high performance and inclusion in all its forms are valued and celebrated. In addition, we are bringing Big River Steel’s focused, innovative, and entrepreneurial mindset into the way we do business. By bringing these two world-class workforces together, with a shared values-based culture, we can create significant value across the enterprise.

2020 was another strategically transformational year despite the challenges presented by the COVID-19 pandemic. On December 8, 2020, we exercised our call option to acquire the remaining equity of Big River Steel. The purchase of Big River Steel closed on January 15, 2021 for $723 million in cash and the assumption of approximately $50 million in liabilities. The successful completion of the acquisition marked a major milestone in our Best of Both strategy. By fully acquiring Big River Steel we have created North America’s only Best of Both steel technology company. Our Best of Both steel technology company combines leading advanced high-strength steel intellectual property with a technologically advanced and low-greenhouse gas emissions mini mill.

On October 26, 2020, we announced the successful start-up of our new, technologically advanced EAF steelmaking facility at our Fairfield, Alabama operations. The EAF is used to produce rounds as substrate for our seamless pipe facility. By insourcing rounds production we expect to structurally improve the Tubular segment's cost position by approximately $90 per seamless ton.

We also announced two significant steps towards the Company’s strategic objective to monetize its iron ore assets. First, on April 30, 2020, we granted Stelco Inc. (Stelco) at a purchase price of $100 million the option to acquire a 25 percent interest in the Company’s Minntac iron ore mining operations for an aggregate purchase price of $600 million. The option can be exercised any time before January 31, 2027 and, upon exercise, Stelco will make an additional payment of $500 million to acquire its 25 percent interest in the new cost-sharing joint venture. This agreement ensures U. S. Steel will continue to be the operator and majority owner of the Minntac mine. We also entered into a seven year agreement to sell significant volumes of iron ore pellets to Stelco. Second, on May 18, 2020, we announced a four-year agreement to sell substantial volumes of quality iron ore pellets to Ontario, Canada based Algoma Steel Inc. The purchase agreement, which runs from 2021 through 2024, provides incremental volume and a new long-term iron ore customer for U. S. Steel’s Minnesota mines.

We also made considerable progress on our commitment to reduce fixed costs by $200 million. We are on-track to achieve this goal by 2022.

Ultimately, we intend to center our North American Flat-Rolled operations to offer customers differentiated products and to deliver highly competitive long-term cash flow generation through higher earnings and lower maintenance capital expenditures.

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

Statement of Operations Data
($ Millions)
1,400
1,200
1,000
800
600
400
200
0
-200
-400
-600
-800
-1,000
-1,200
-1,400
$1,115
$1,124
$(630)
$(230)
$(1,165)
$(1,075)
2018
2019
2020
Period Ending December 31,
Net (loss) earnings
(Loss) earnings before interest & income taxes

•The net loss in 2020 reflects a significant decline in demand related to the economic impacts of the COVID-19 pandemic, disruption in the Tubular market that led to oversupply during a time of declining demand and continued high-levels of imports. The decline in demand in the Tubular market was considered a triggering event that led to an impairment of $263 million for our welded tubular asset group. In addition, the Company recognized $138 million of restructuring charges during 2020 to better align its operations with customer demand and reduce fixed costs. See Notes 1 and 25 to the Consolidated Financial Statements for further details.
•Our 2019 net loss includes unfavorable restructuring impacts of $275 million for the indefinite idling of certain of our Flat-Rolled facilities, headcount reductions and plant exit costs at USSE and Company-wide headcount reductions. Our financial results were also negatively impacted by lower average realized prices across all of our business segments, significant market challenges in our USSE segment and a $334 million non-cash charge to tax expense that increased the valuation allowance related to our net domestic deferred tax asset.
•Our 2018 net earnings include a favorable impact of $374 million due to the reversal of a portion of our deferred tax asset valuation allowance.

Adjusted Net (Loss) Earnings
($ Millions)
1,000
500
0
-500
-1,000
$957
$15
$(920)
2018
2019
2020
Period Ending December 31,

•These amounts are derived starting from net (loss) earnings as shown on page 6. For a full reconciliation of adjusted net (loss) earnings see page 17.
•The earnings decrease from 2019 to 2020 was primarily due to a significant decline in demand related to the economic impacts of the COVID-19 pandemic, disruption in the Tubular market that led to oversupply during a time of declining demand and continued high-levels of imports.
•Earnings decreased from 2018 to 2019 as market conditions in the U.S. weakened in the latter half of 2019 and our USSE segment faced significant market challenges from weakening economic conditions, primarily in the manufacturing sector.

•See reconciliation from diluted net (loss) earnings per share to adjusted diluted net earnings per share on page 18.

EBITDA and Adjusted EBITDA
2,000
1,000
0
-1,000
$ (Millions)
$1,645
$1,760
$386
$711
$(432)
$(162)
2018
2019
2020
Period Ending December 31,
EBITDA
Adjusted EBITDA

•These amounts are derived starting from net (loss) earnings as shown on page 6. For a full reconciliation of adjusted EBITDA see page 19.
•In 2020, Flat-Rolled and Tubular EBITDA declined. Flat-Rolled shipments declined due to customer operating restrictions and lower demand as a result of the COVID-19 pandemic. North American steel demand declined dramatically with capacity utilization rates dropping to almost 50% in the second quarter accompanied by significant spot price erosion. In Tubular, the continued disruption in the oil and gas industry, as well as pandemic-related impacts, reduced demand for oil and gas and severely impacted energy prices, creating significant reductions of drilling activity in the U.S.
•EBITDA decreased from 2018 to 2019 primarily in our Flat-Rolled and USSE segments. The primary driver of decreased EBITDA in our Flat-Rolled segment was lower average realized prices related to weakening demand in the latter half of 2019. Our USSE segment temporarily idled one blast furnace as it experienced reduced shipment levels and lower average realized prices as a result of significant market challenges from weakening economic conditions, primarily in the manufacturing sector, and continued high levels of imports, coupled with domestic CO2 cost disadvantages compared to imports. Tubular results continued to be negatively impacted by high levels of imports which resulted in lower selling prices.

Net Sales
$ (Millions)
15,000
12,500
10,000
7,500
5,000
2,500
0
14,178
12,937
9,741
2018
2019
2020
Period Ending December 31,

•The decrease in net sales in 2020 as compared to 2019 was primarily due to lower shipments and lower average realized prices in all of our reportable segments primarily caused by the economic impacts of the COVID-19 pandemic and the disruption in the oil and gas industry.
•The decrease in net sales in 2019 as compared to 2018 was primarily due to lower average realized prices in all of our reportable segments and significantly reduced shipments in our USSE segment. Lower average realized prices in our Flat-Rolled and Tubular segments reflect weakening market conditions in the latter half of 2019. Reduced shipment levels and lower average realized prices in our USSE segment were the result of significant market challenges from weakening economic conditions, primarily in the manufacturing sector, and continued high levels of imports, coupled with domestic CO2 cost disadvantages compared to imports.

Cash Flow from Operations
($ Millions)
1,000
800
600
400
200
0
938
682
138
2018
2019
2020
Period Ending December 31,

•In 2020, the positive cash flow from operations was primarily due to the efficient use of working capital partially offset by declining financial performance.
•In 2019, the positive cash flow from operations was primarily due to efficient use of working capital.
•In 2018, improved financial performance more than offset the investment in working capital.
•Our cash conversion cycle was 28, 37 and 24 days for 2018, 2019 and 2020, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for the calculation of our cash conversion cycle.

Free Cash Flow
0
-100
-200
-300
-400
-500
-600
-700
($ Millions)
$(99)
$(605)
$(595)
2018
2019
2020
Period Ending December 31,

•The free cash flow shown above was derived starting from cash flow from operations as shown on page 11. For a full reconciliation of free cash flow see page 20.
•In 2020, the Company was faced with significant market challenges that resulted in decreased profitability and reduced capital spending to preserve liquidity.
•A portion of our cash from operations in 2019 was spent on strategic projects in furtherance of our world-competitive, Best of Both strategy.
•Capital expenditures totaled $1.0 billion in 2018 including $335 million on asset revitalization projects that were focused on delivering improvements in safety, quality, delivery and cost for critical assets in our Flat-Rolled segment.

Liquidity
$ (Millions)
3,000
2,000
1,000
0
2,830
$1,830
$1,000
2,284
$1,535
$749
3,153
$1,168
$1,985
2018
2019
2020
As of December 31,
Cash and cash equivalents
Availability under credit facilities

•Maintaining cash and liquidity to support and enable execution of our Best of Both strategy is an important priority. Despite the economic challenges we faced in 2020, we maintained strong liquidity which enabled the January 2021 purchase of the remaining interest in Big River Steel primarily with cash.
•Our liquidity was also strong in 2018 and 2019 and supported our ability to satisfy short-term obligations, fund working capital requirements, and enable execution of key strategic priorities.

Debt and Net Debt
($ Millions)
5,000
4,000
3,000
2,000
1,000
0
$2,381
$1,381
$3,641
$2,892
$4,887
$2,902
2018
2019
2020
Period Ending December 31,
Debt
Net Debt

•The increase in debt in 2020 was primarily related to the issuance of our 2025 Senior Secured Notes and the Export-Import Credit Agreement and Export Credit Agreement borrowings. These borrowings strengthened our balance sheet and increased liquidity during the COVID-19 pandemic.
•The increase in debt in 2019 was primarily related to net drawings that totaled approximately $760 million on our credit facilities, the $350 million issuance of senior convertible notes and the net increase in environmental revenue bonds of $220 million.
•Net debt was derived starting from total debt as shown in the full reconciliation on page 20.
•The increase in net debt in 2019 was primarily related to the increase in debt described above and the use of funds to purchase our 49.9% interest in Big River Steel, fund the electric arc furnace construction at Fairfield Tubular Operations and finance other capital expenditures.

## Pension & Other Post-employment Benefits (OPEB) Net Periodic Benefit Costs

250
200
150
100
50
0
($ Millions)
203
236
122
2018
2019
2020
Period Ending December 31,

•The decrease in 2020 net periodic benefit cost from 2019 was primarily due to better than expected 2019 asset performance, lower amortization of prior service costs, lower future healthcare costs and reduced participation in our retiree healthcare plans.
•The increase in 2019 net periodic benefit cost from 2018 was mainly due to increased contributions to the Steelworkers' Pension Trust (SPT) in 2019 in accordance with the increase in the contribution rate per hour required under the 2018 Labor Agreements.
•For further details, see Note 18 to the Consolidated Financial Statements.

Funded Status of Pension/OPEB Plans
$149
$270
$(416)
$(151)
200
0
-200
-400
$ (Millions)
2019
2020
Period Ending December 31,
Pension
OPEB

•The funded status of our pension plan improved by $265 million in 2020 primarily due to favorable 2020 asset performance partially offset by a decrease in the discount rate. The funded status of our other post-employment benefits (OPEB) plan improved by $121 million in 2020 primarily due to a decrease in expected future healthcare costs and favorable 2020 asset performance.
•At the end of 2020, on a U.S. GAAP basis the funded status was 98% and 115% for our pension and OPEB obligations as compared to a funded status of 93% and 108% at the end of 2019, respectively.
•No required contributions to the pension plan are projected within the next 5 years.
•For further details, see Note 18 to the Consolidated Financial Statements.

NON-GAAP FINANCIAL MEASURES
Throughout this report, we present EBITDA, adjusted EBITDA, adjusted net (loss) earnings and adjusted net (loss) earnings per diluted share, free cash flow and net debt which are non-GAAP measures, as additional measurements to enhance the understanding of our operating performance, cash flow and financial position and to facilitate comparison with our competitors. See page 3 for an explanation of our use of certain non-GAAP financial measures.

RECONCILIATION TO ADJUSTED NET (LOSS) EARNINGS (a)

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Reconciliation to adjusted net (loss) earnings attributable to United States Steel Corporation
Net (loss) earnings attributable to United States Steel Corporation, as reported	$(1,165)	$(630)	$1,115
Asset impairment charge	263	—	—
Restructuring and other charges	131	263	—
Tubular inventory impairment	24	—	—
Big River Steel debt extinguishment charges (b)	18	—	—
Uncertain tax positions	13	—	—
Big River Steel financing costs	8	—	—
Big River Steel transaction and other related costs	3	—	—
Fairless property sale	(145)	—	—
Big River Steel options and forward adjustments (c)	(39)	7	—
Gain on previously held investment in UPI	(25)	—	—
December 24, 2018 Clairton coke making facility fire	(6)	41	—
Tax valuation allowance	—	334	(374)
Loss on extinguishment of debt and other related costs	—	—	101
USW labor agreement signing bonus and related costs	—	—	81
Granite City Works restart and related costs	—	—	80
Gain on equity investee transactions	—	—	(38)
Granite City Works temporary idling charges	—	—	(8)
Total Adjustments	245	645	(158)
Adjusted net (loss) earnings attributable to United States Steel Corporation	$(920)	$15	$957
(a) The 2020 adjustments included in this table have been tax effected for our European operations and not tax effected for our U.S. operations due to the full valuation allowance on our domestic deferred tax assets. The 2019 adjustments included in this table have been tax effected through the third quarter of 2019 as a valuation allowance was not applied to our deferred tax assets until the fourth quarter of 2019. The 2018 adjustments included in this table have not been tax effected due to the full valuation allowance on our domestic deferred tax assets.
(b) The Big River Steel debt extinguishment charges were related to Big River Steel refinancing activity that was recognized by U. S. Steel in Loss (earnings) from investees in its Consolidated Statement of Operations.
(c) The Big River Steel options and forward adjustments represent the earnings impact of the change in fair value of options related to our investment in a 49.9% ownership interest in Big River Steel and the recognition of the contingent forward for the exercise of the call option to purchase the remaining interest in Big River Steel. See Note 5 to the Consolidated Financial Statements for further details.

RECONCILIATION TO ADJUSTED NET (LOSS) EARNINGS PER SHARE (a)

	Year Ended December 31,
	2020	2019	2018
Reconciliation to adjusted diluted net (loss) earnings per share
Diluted net (loss) earnings per share, as reported	$(5.92)	(3.67)	6.25
Asset impairment charge	1.34	—	—
Restructuring and other charges	0.67	1.53	—
Tubular inventory impairment	0.12	—	—
Big River Steel debt extinguishment charges (b)	0.09	—	—
Uncertain tax positions	0.07
Big River Steel financing costs	0.04	—	—
Big River Steel transaction and other related costs	0.02	—	—
Fairless property sale	(0.74)	—	—
Big River Steel options and forward adjustments (c)	(0.20)	0.04	—
Gain on previously held investment in UPI	(0.13)	—	—
December 24, 2018 Clairton coke making facility fire	(0.03)	0.23	—
Tax valuation allowance	—	1.96	(2.11)
Loss on extinguishment of debt and other related costs	—	—	0.57
USW labor agreement signing bonus and related costs	—	—	0.45
Granite City Works restart and related costs	—	—	0.45
Gain on equity investee transactions	—	—	(0.21)
Granite City Works temporary idling charges	—	—	(0.04)
Total adjustments	1.25	3.76	(0.89)
Adjusted diluted net (loss) earnings per share	$(4.67)	$0.09	$5.36
(a) The 2020 adjustments included in this table have been tax effected for our European operations and not tax effected for our U.S. operations due to the full valuation allowance on our domestic deferred tax assets. The 2019 adjustments included in this table have been tax effected through the third quarter of 2019 as a valuation allowance was not applied to our deferred tax assets until the fourth quarter of 2019. The 2018 adjustments included in this table have not been tax effected due to the full valuation allowance on our domestic deferred tax assets.
(b) The Big River Steel debt extinguishment charges were related to Big River Steel refinancing activity that was recognized by U. S. Steel in Loss (earnings) from investees in its Consolidated Statement of Operations.
(c) The Big River Steel options and forward adjustments represents the earnings impact of the change in fair value of options related to our investment in a 49.9% ownership interest in Big River Steel and the recognition of the contingent forward for the exercise of the call option to purchase the remaining interest in Big River Steel. See Note 5 to the Consolidated Financial Statements for further details.

RECONCILIATION TO EBITDA AND ADJUSTED EBITDA

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Reconciliation to EBITDA and Adjusted EBITDA
Net (loss) earnings attributable to United States Steel Corporation	$(1,165)	$(630)	$1,115
Income tax (benefit) provision	(142)	178	(303)
Net interest and other financial costs	232	222	312
Depreciation, depletion and amortization expense	643	616	521
EBITDA	(432)	386	1,645
Asset impairment charge	263	—	—
Restructuring and other charges	138	275	—
Tubular inventory impairment	24	—	—
Big River Steel debt extinguishment charges (a)	18	—	—
Big River Steel transaction and other related costs	3	—	—
Fairless property sale	(145)	—	—
Gain on previously held investment in UPI	(25)	—	—
December 24, 2018 Clairton coke making facility fire	(6)	50	—
USW labor agreement signing bonus and related costs	—	—	81
Granite City Works restart and related costs	—	—	80
Gain on equity investee transactions	—	—	(38)
Granite City Works temporary idling charges	—	—	(8)
Adjusted EBITDA	$(162)	$711	$1,760
(a) The Big River Steel debt extinguishment charges were related to Big River Steel refinancing activity that was recognized by U. S. Steel in Loss (earnings) from investees in its Consolidated Statement of Operations.

RECONCILIATION TO FREE CASH FLOW

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Reconciliation to Free Cash Flow
Net cash provided by operating activities	$138	$682	$938
Capital expenditures	(725)	(1,252)	(1,001)
Dividends paid	(8)	(35)	(36)
Free Cash Flow	$(595)	$(605)	$(99)

RECONCILIATION TO TOTAL DEBT AND NET DEBT

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Reconciliation to Total Debt and Net Debt
Short-term debt and current maturities of long-term debt	$192	$14	$65
Long-term debt, less unamortized discount and debt issuance costs	4,695	3,627	2,316
Total Debt	4,887	3,641	2,381
Less: Cash and cash equivalents	$1,985	$749	$1,000
Net Debt	$2,902	$2,892	$1,381

PART I

Item 1. BUSINESS

United States Steel Corporation (U. S. Steel), with operations in the U.S. and Central Europe, is transforming itself into a customer-centric, world-competitive, Best of BothSM steelmaker. By combining the best of the integrated and mini mill steelmaking models, U. S. Steel will deliver unmatched process and product innovation for our customers. Our Best of Both strategy is creating a value proposition that only U. S. Steel is uniquely positioned to offer at scale. We are executing on our strategy by investing where we have distinct cost and capability advantages to be a steel solutions provider for our customers. By offering unparalleled product capabilities and process innovation, including the green steels that our customers are increasingly demanding, we can achieve world-competitive positioning in strategic, high-margin end markets, and deliver high-quality, sustainable, value-added products and innovative solutions.

As a mini mill steelmaker, we can utilize the sustainable and flexible EAF steelmaking process to meet our customers’ needs while creating a more variable cost structure and reducing our overall capital intensity. As an integrated steel producer we can create the virgin steel to meet some of our customers’ most demanding applications while utilizing the competitive advantage of our fully-integrated iron ore mines.

U. S. Steel has annual raw steel production capability of 22.9 million net tons (17.9 million tons in the United States and 5.0 million tons in Europe). With the acquisition of Big River Steel raw steel production will increase by 3.3 million net tons to a total U. S. Steel and United States capability of 26.2 million and 21.2 million net tons, respectively. U. S. Steel performs a wide range of applied research, development and technical support functions at facilities in Pennsylvania, Michigan, Texas and Slovakia. U. S. Steel supplies customers throughout the world primarily in the automotive, construction, consumer (packaging and appliance), electrical, industrial equipment, service center/distribution, structural tubing and energy (oil country tubular goods (OCTG) and line pipe) markets. According to the worldsteel Association’s latest published statistics, in 2019 U. S. Steel was the third largest steel producer in the United States and the twenty-seventh largest steel producer in the world. U. S. Steel is also engaged in other business activities consisting primarily of railroad services and real estate operations. U. S. Steel is a Delaware corporation established in 1901.

Acquisitions

On December 8, 2020, the Company exercised its option to acquire the remaining equity of Big River Steel. The acquisition closed on January 15, 2021.

Segments

U. S. Steel has three reportable segments: North American Flat-Rolled (Flat-Rolled), U. S. Steel Europe (USSE) and Tubular Products (Tubular). The results of our 49.9% ownership interest in Big River Steel and our railroad and real estate businesses that do not constitute reportable segments are combined and disclosed in the Other Businesses category. Beginning in 2021, we will report the results of Big River Steel in a separate “Mini Mill” segment.

Flat-Rolled

The Flat-Rolled segment includes the operating results of U. S. Steel’s integrated steel plants and equity investees in North America (except for Big River Steel, which is included in Other Businesses) involved in the production of slabs, strip mill plates, sheets and tin mill products, as well as all iron ore and coke production facilities in the United States. These operations primarily serve North American customers in the automotive, appliance, construction, container, transportation and service center markets.

Flat-Rolled has aggregate annual raw steel production capability of 17.0 million tons produced at our Gary Works, Mon Valley Works, Great Lakes Works and Granite City Works facilities. Raw steel production was 9.3 million tons in 2020, 11.4 million tons in 2019 and 11.9 million tons in 2018. Raw steel production averaged 55 percent of capability in 2020, 67 percent of capability in 2019 and 70 percent of capability in 2018.

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

USSE has annual raw steel production capability of 5.0 million tons. USSE’s raw steel production was 3.4 million tons in 2020, 3.9 million tons in 2019, and 5.0 million tons in 2018. USSE’s raw steel production averaged 67 percent of capability in 2020, 78 percent of capability in 2019 and 100 percent of capability in 2018.

Tubular

The Tubular segment includes the operating results of U. S. Steel’s tubular production facilities and an equity investee in the United States. These operations produce and sell seamless and electric resistance welded (ERW) steel casing and tubing (commonly known as OCTG), and standard and line pipe and mechanical tubing and primarily serve customers in the oil, gas and petrochemical markets. The start-up of the new 1.6 million ton electric arc furnace at Fairfield, Alabama in October 2020 is currently used to feed our 0.9 million ton rounds caster. As a result, the Tubular segment now has annual raw steel production capability of 0.9 million tons. In 2020 raw steel production was 16 thousand tons and averaged 7 percent of capability. Tubular has total production capability of 1.9 million tons. In 2020, Tubular indefinitely idled the Lone Star Tubular Operations and Lorain Tubular Operations thereby effectively reducing on-line tubular production capacity by 790 and 380 thousand tons, respectively. U. S. Steel Tubular Products, Inc. (USSTP), a wholly owned subsidiary of U. S. Steel, continues to design and develop a range of premium and semi-premium connections to address the growing needs for technical solutions for our end users' well site production challenges.

For further information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to the Consolidated Financial Statements.

Steel Shipments by Market and Segment

The following table except where noted in Footnote 1 (1) below does not include shipments to end customers by joint ventures and other equity investees of U. S. Steel. Shipments of materials to these entities are included in the “Further Conversion – Joint Ventures” market classification. No single customer accounted for more than 10 percent of gross annual revenue.

(Thousands of Tons)	Flat-Rolled	USSE	Tubular	Total
Major Market – 2020
Steel Service Centers	1,450	690	—	2,140
Further Conversion – Trade Customers	2,063	202	—	2,265
– Joint Ventures (1)	415	—	—	415
Transportation and Automotive (1)	2,012	517	—	2,529
Construction and Construction Products	1,261	775	34	2,070
Containers and Packaging	913	435	—	1,348
Appliances and Electrical Equipment	497	194	—	691
Oil, Gas and Petrochemicals	—	5	430	435
All Other	100	223	—	323
TOTAL	8,711	3,041	464	12,216
Major Market – 2019
Steel Service Centers	1,902	740	—	2,642
Further Conversion – Trade Customers	2,823	214	—	3,037
– Joint Ventures (1)	819	—	—	819
Transportation & Automotive (1)	2,620	676	—	3,296
Construction and Construction Products	1,076	1,048	44	2,168
Containers and Packaging	652	440	—	1,092
Appliances and Electrical Equipment	570	220	—	790
Oil, Gas and Petrochemicals	—	—	725	725
All Other	238	252	—	490
TOTAL	10,700	3,590	769	15,059
Major Market – 2018 (2)
Steel Service Centers	1,904	799	—	2,703
Further Conversion – Trade Customers	2,273	287	—	2,560
– Joint Ventures (1)	810	—	—	810
Transportation and Automotive (1)	2,874	728	—	3,602
Construction and Construction Products	953	1,637	38	2,628
Containers and Packaging	768	439	—	1,207
Appliances and Electrical Equipment	599	261	—	860
Oil, Gas and Petrochemicals	—	11	742	753
All Other	329	295	—	624
TOTAL	10,510	4,457	780	15,747
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

U. S. Steel competes with many North American and international steel producers. Competitors include 1) integrated producers, which, like U. S. Steel, use iron ore and coke as the primary raw materials for steel production, 2) EAF producers, which primarily use steel scrap and other iron-bearing feedstocks as raw materials and 3) slab re-rollers, who purchase mostly imported, but some domestic, semi-finished products and convert them into sheet products. Global steel production increased by 55 million metric tons in 2019 to 1.869 billion metric tons. Furthermore, capacity has continued to increase, with notable changes in 2019 Chinese crude steel production of 996 million metric tons, a 8.3% increase from 2018, and estimated to be more than 76 million metric tons above the apparent crude steel demand in China (source: worldsteel). In addition, other materials, such as aluminum, plastics and composites, compete with steel in several applications.

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

U. S. Steel provides defined benefit pension and/or other post-employment benefits to approximately 80,000 current employees, retirees and their beneficiaries. Many of our competitors do not have comparable retiree obligations. Participation in U. S. Steel's main defined benefit pension plan was closed to new entrants on July 1, 2003 and benefit accruals for all non-represented participants were frozen effective December 31, 2015. Participation in U. S. Steel’s retiree medical and life insurance programs for United Steelworkers (USW)-represented employees were closed to employees hired or rehired (except in limited circumstances) on or after January 1, 2016. Retiree medical and life insurance benefits for non-represented employees were eliminated for those who retired after December 31, 2017.

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

In 2021, additional steelmaking capacity is expected to enter the domestic steel market as competitors' growth projects come on-line throughout the year.

Business Strategy

We are executing on our customer-centric strategy to transform U. S. Steel into a world-competitive, Best of Both, steelmaker by combining the best of the integrated steelmaking model with the best of the mini mill steelmaking model. Our strategy will deliver product and process innovation to create unmatched value for our customers while enhancing our earnings profile and delivering long-term cash flow through industry cycles. By offering unparalleled product capabilities, including the green steels our customers are increasingly demanding, we can achieve world-competitive positioning in strategic, high-margin end markets, and deliver high-quality, sustainable, value-added products and innovative solutions. To get to our Best of Both future, we are investing to create distinct cost and capability advantages, enhancing our focus on operational and commercial excellence and promoting technological innovation, so we can deliver an unmatched value proposition to our customers while creating a more variable cost structure, and lowering the capital intensity of the business.

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

Our strategy is informed by our critical success factors, which are the bedrock of the Best of Both strategy: (1) Move Down the Cost Curve, (2) Win in Strategic Markets, and (3) Move Up the Talent Curve.

We continuously aim to move down the cost curve. We made considerable progress on this critical success factor in 2020. The successful acquisition of Big River Steel is expected to improve our cost position by making our cost structure more variable and reducing the capital intensity of the business. We also successfully completed the construction of the EAF at our Tubular Operations in Fairfield, Alabama and became self-sufficient in our rounds supply. We also made considerable progress and remain on track towards our stated goal of reducing fixed costs by $200 million.

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

Core to our strategy is moving up the talent curve. The success of our business is driven by the efforts of our hard-working employees. We know that we must work to identify, attract and retain best-in-class diverse talent. Our goal is to build a pipeline mapping the right people to the right value-driving roles. This includes providing the training and resources they need to succeed and fostering a culture where accountability, fairness and respect are foundational, and high performance and diversity in all its forms are valued and celebrated. This type of environment incentivizes the right behavior and allows for a best talent wins environment to help us achieve our Best of Both strategy.

U. S. Steel will continue to evaluate potential strategic and organizational opportunities, which may include the acquisition, divestiture or consolidation of assets. Given the cyclicality of our industry, we are focused on strategically maintaining and spending cash, in order to invest in areas consistent with the execution of our Best of Both strategy, such as sustainable steel technologies, and are considering various possibilities, including exiting lines of business and the sale of certain assets, that we believe would ultimately result in greater stockholder value. The Company will pursue opportunities based on its long-term strategy, and what the Board of Directors determines to be in the best interests of the Company's stockholders at the time. In addition, we are bringing Big River Steel’s focused, innovative, and entrepreneurial mindset into the way we do business. By bringing these two world-class workforces together, with a shared values-based culture, we believe we can create significant value across the enterprise.

Strategic Projects and Technology Investments
In October 2019, the Company completed the first step in acquiring Big River Steel in Osceola, Arkansas through the purchase of a 49.9% ownership interest at a purchase price of approximately $700 million in cash, with a call option to acquire the remaining 50.1% within the next four years at an agreed-upon price formula. With the completion of its Phase II expansion in November 2020, Big River Steel operates two technologically advanced EAFs with approximately 3.3 million tons of steel making capacity. On December 8, 2020 the Company announced it exercised its call option to acquire the remaining equity of Big River Steel. The purchase of the remaining interest in Big River Steel closed on January 15, 2021 for approximately $723 million in cash and the assumption of liabilities of approximately $50 million. The successful completion of the acquisition marked a major milestone in our Best of Both strategy. Full ownership of Big River Steel creates North America’s only Best of Both steel technology company by combining leading advanced high-strength steel intellectual property with a technologically advanced and low-greenhouse gas emissions mini mill.

In May 2019, U. S. Steel announced that it plans to construct a new endless casting and rolling facility at its Edgar Thomson Plant in Braddock, Pennsylvania, and a cogeneration facility at its Clairton Plant in Clairton, Pennsylvania, both part of the Company's Mon Valley Works. This investment in state-of-the-art sustainable steel technology is expected to significantly upgrade the production capability of our lowest liquid steel cost mill in the U.S., while further reducing conversion costs through improved process efficiencies, yield and energy consumption. Since announcement, the Company identified the potential need for additional equipment at the Edgar Thomson steel shop. The Company has amended the environmental permit applications to include a new ladle metallurgy facility (LMF). In addition, the expected capital costs of achieving the Company’s ambitious environmental targets from its future cogeneration facility have increased. The Company expects the total investment for the new endless casting and rolling facility at its Edgar Thomson Plant and cogeneration facility at its Clairton Plant to be at least $1.5 billion, with the expected incremental run-rate EBITDA benefits of approximately $275 million unchanged. The Company purchased certain equipment for this project before delaying groundbreaking in March 2020 in response to COVID-19. In 2021, the Company plans to resume equipment purchases for the project, which will be partially funded from our Export Credit Agreement.

The installation of endless casting and rolling technology will allow differentiated product capabilities to serve strategic markets. In 2020 we announced a delay in the construction of our endless casting and rolling line at Mon Valley Works, but plan to resume equipment purchases in 2021 as we monitor the right time to fully resume the project. With this technology the Mon Valley Works should become the principal source of substrate for the production of the Company's industry-leading XG3TM advanced high strength steel (AHSS), a market leading solution for our customers to improve fuel efficiency. The cogeneration facility, equipped with state-of-the-art emissions control systems at the Company's Clairton Plant, will convert a portion of the coke oven gas generated at its Clairton Plant into electricity to power the steelmaking and finishing facilities throughout U. S. Steel's Mon Valley operations. This project, in addition to producing sustainable AHSS, is expected to improve environmental performance, energy conservation and reduce our carbon footprint associated with Mon Valley Works.

In February 2019, U. S. Steel restarted construction of the EAF steelmaking facility at its Tubular Operations in Fairfield, Alabama. The EAF is expected to structurally improve the Company's competitive position and reduce rounds cost by $90 per seamless ton as the Company becomes self-sufficient in its rounds supply. Construction of the EAF was completed in October 2020. Utilization of the EAF will be subject to overall demand in the Tubular business.

The Company expects to invest approximately $550 million, of which approximately 50 percent has already been spent, to upgrade the Gary Works hot strip mill through a series of projects focused on expanding the line's competitive advantages. The Gary Works hot strip mill will further differentiate itself as a leader in heavy-gauge products in strategic markets. The Company has resumed certain capability upgrades in conjunction with planned outages after having delayed upgrades as part of the Company's comprehensive response to impacts from COVID-19. The Company will continue to evaluate the pace and timeline for completing the remaining investments in the Gary Works hot strip mill.

In January 2019, U. S. Steel announced the construction of a new Dynamo line at USSE. The new line, a $130 million investment, has an annual capacity of approximately 100,000 metric tons. Construction on the Dynamo line began in mid-2019 but due to challenging market conditions, has been paused. Upon its completion, the new line would enable production of sophisticated silicon grades of non-grain oriented (NGO) electrical steels to support increased demand in vehicles and generators.

Commercial Strategy

Beginning January 1, 2020, the Company implemented an enhanced operating model and organizational structure to accelerate its strategic transformation and better serve its customers. The new operating model is centered around manufacturing, commercial, and technological excellence. Our former “commercial entity” structure was put into place to deepen understanding of business ownership and our relationships with customers and allowed the Company to identify the technology that would differentiate our products and processes on the basis of cost and/or capabilities. The new enhanced operating model enables us to implement our Best of Both strategy faster by making us a more nimble and technologically superior customer driven company positioned to deliver the benefits of our strategy through the business cycle.

We have successfully produced several grades of green steel using Big River Steel substrate, including our Ultra High Strength Steels (UHSS) and XG3TM advanced high strength steel (AHSS) grades that our customers are increasingly demanding.

Our commercial strategy is focused on providing customer focused solutions with differentiated and value-added steel products, which includes advanced high strength steels such as our newly developed grades of GEN3 steel, coated sheets for the automotive and appliance industries, electrical steel sheets for the manufacture of motors and electrical equipment, both bare and prepainted galvanized and Galvalume® sheets for construction, heavy gauge hot rolled coils used in the production of American Petroleum Institute (API) line pipe used for energy transmission line pipe, tin mill products for the packaging industry and pipe, connections, accessories and rig site services for use in drilling for oil and gas.

We are responsive to our customers' changing needs by developing new steel products and uses for steel that meet the evolving market and regulatory demands imposed upon them. In connection with this commitment, we have research centers in Pittsburgh, Pennsylvania, Košice, Slovakia, and Houston, Texas, as well as an automotive center in Troy, Michigan. The focus of these centers is to develop new products and to collaborate with our customers to better provide innovative solutions to serve their needs.

For automotive markets, we commissioned a first of its kind GEN3 hot dipped galvanize line at our PRO-TEC Coating Company (PRO-TEC) joint venture in 2020, and have embedded application engineers at original equipment manufacturers to demonstrate how to best utilize the highly formable, cost effective material in body design to meet automobile passenger safety requirements while significantly reducing weight to meet future vehicle fuel efficiency standards.

In our tubular markets, we continue development of premium and semi-premium tubular connections designed for our customers that operate in challenging drilling environments. These connections optimize well construction activities and provide outstanding sealing capabilities for onshore and offshore oil and gas drilling in North America. An example is the USS-TALON HTQ™, which was introduced in 2020 for customers that are constructing onshore natural gas and oil wells with long laterals requiring best-in-class torque capacity and optimized well-bore clearances. Please refer to Item I. Business Strategy for further details of related strategies.

Human Capital Management

At U. S. Steel, we are focused on attracting and retaining the top talent needed to support our strategic transformation and meet our customers’ evolving needs as a sustainable steel solutions provider. The support and development of our people is foundational to achieving our Best of Both strategy. We refer to this strategic talent pillar as “Moving Up the Talent Curve.”

Our focus on people extends to our current and future employees. We aim to have an engaged and diverse workforce to promote new ideas and innovation, reflect the communities where we operate, and deliver exceptional customer service. We seek to build an inclusive environment where people feel free to bring their whole selves to work. To achieve the Best of Both strategy, we must have the “Best from All.” More about our focus on people and human capital management can be found in our 2019 Sustainability Report.

Approximate Active Employees as of December 31, 2020
North America	13,975
Slovakia	9,375
Total	23,350

Ethics & Compliance

Our culture is based on our S.T.E.E.L. Principles: Safety First; Trust and Respect; Environmentally Friendly Activities; Ethical Behavior; and Lawful Business Conduct. We expect our employees and members of our board of directors to take personal responsibility to “do what’s right,” and our Code of Ethical Business Conduct serves as the foundation for the actions of our employees and directors. To further ensure that employees understand the Company’s expectations and all applicable rules, we provide formal ethics and compliance training to our employees and have frequent communication with information about key compliance topics, which include messages from senior management underscoring the importance of doing business with integrity. Employees also receive summaries of current events that demonstrate the need to do business lawfully that include reminders of the company’s expectations for all employees. In addition, through our annual policy certification process, employees and directors certify their ongoing compliance with our Code of Ethical Business Conduct.

Employee Health & Safety

At U. S. Steel, we have a long-standing commitment to the safety and health of the men and women who work in our facilities. Every employee deserves to return home safely at the end of every day, and we are working to eliminate all injuries and incidents. In addition, the psychological safety of all employees is important to us. We have combined physical safety and psychological safety into the construct of 360° safety. Ensuring a safe workplace also improves productivity, quality, reliability and financial performance. By making safety and health a personal responsibility, our employees are making a daily commitment to follow safe work practices, look out for the safety of co-workers and ensure safe working conditions for everyone. A “Safety First” mindset is as essential to our success as the tools and technologies we rely on to do business. This past year, we relied on our strong safety culture to ensure the health and safety of our employees during the COVID-19 pandemic, as described below.

Our objective is to attain a sustainable zero harm culture supported by leadership and owned by an engaged and highly skilled workforce, empowered with the capabilities and resources needed to assess, reduce, and eliminate workplace risks and hazards. In support of these objectives, we have developed an enhanced Safety Management System, initiated new safety communication methods and enhanced contractor safety processes. One of our most important safety protocols is our fatality prevention audit program. These proactive assessments of the processes and protocols we have in place, and adherence to them, to avoid fatalities and severe injuries are conducted annually at the enterprise level and more frequently at each of our facilities. We assess our safety performance through a variety of lagging and leading indicators, including OSHA Days Away From Work (DAFW). This measurement allows us to evaluate the frequency of injuries sustained at our facilities requiring an employee to stay at home for more than one day. U. S. Steel has achieved record-safety performance in this measurement in the last several years, routinely achieving performance better than industry benchmarks.

For 2020, we had a corporate DAFW rate of 0.07, which is 0.53 better than the U.S. Bureau of Labor Statistics' Iron and Steel benchmark DAFW rate of 0.60.

Inclusion & Diversity

Attracting, developing, and retaining a workforce of talented, diverse people is essential to having high-performing teams that drive results for our Company’s stakeholders. As part of our commitment to cultivating a culture of caring, we have inclusive benefits available for our U.S. non-represented workforce, including expanded parental leave, back-up dependent care, infertility coverage, gender reassignment coverage and healthcare continuation for the families of employees who suffered work-related or military service fatalities. In 2020, U. S. Steel earned a 100 percent score on the Human Rights Campaign’s annual Corporate Equality Index in recognition of our comprehensive and inclusive benefits. We also support several employee resource groups (ERGs) to enhance employee engagement, promote a culture of acceptance, foster diversity in the workplace, and raise awareness related to issues of identity and intersectionality. Our ERGs also provide leadership development, mentorship and networking opportunities for their members.

Talent Development and Retention

We believe that development and retention of talent is essential to our success, and we seek to provide opportunities for continuous learning and development. All of our employees at a director-level and above have a formal professional development plan that is assessed at least annually. In addition, we proactively measure our attrition rates, and take targeted actions to ensure our highest potential and performing employees are incentivized to remain with the Company. Over the past five years, our regrettable voluntary turnover rate has been at or below 5 percent.

Labor Relations

Approximately 80 percent of our employees in North America and Slovakia are covered by collective bargaining agreements. We work closely with union representatives to provide safe and productive workplaces that enable our employees to deliver high-quality products and meet the needs of our customers. Our partnership with the United Steelworkers includes not only a commitment to safety programs, but also a common approach to combating the unfairly traded imports that threaten our industry, our company, and ultimately the jobs of our employees.

Impact of COVID-19

The spread of the coronavirus pandemic across the globe significantly impacted global markets and nearly every industry, U. S. Steel included. We quickly recognized the uncertainty and potential severity the pandemic would cause, and implemented our crisis response plan. Overseen by our Board of Directors, and led by our executive team, we implemented a comprehensive and adaptive response to the pandemic focused on protecting lives and livelihoods, preserving cash and liquidity, remaining nimble to execute our strategy and supporting our customers and communities, all in line with our foundational S.T.E.E.L. Principles. Some of the measures we implemented and continue to practice include:
•Issuing weekly communication, including preventive tips, and a dedicated website for employees and their families;

•Providing employees with protective equipment, masks, and sanitizing and cleaning supplies and enhanced cleaning frequency;
•Limiting outside visitors to our facilities, restricting access for non-essential vendors, suppliers and contractors;
•Actively managing physical distancing while at work, including no meetings or gatherings of greater than 10 individuals
•Permitting a majority of our employees in our administrative offices and headquarters to work from home; and
•Intensifying our focus on preserving cash and proactively raised approximately $1.7 billion of incremental capital to support our balance sheet.

Environmental Stewardship

U. S. Steel is committed to effective environmental stewardship. We have implemented and continue to develop business practices that are environmentally effective. We believe part of being a good corporate citizen requires a dedicated focus on how our industry affects the environment. U. S. Steel's environmental expenditures totaled $278 million in 2020, $376 million in 2019 and $350 million in 2018. Overall, environmental compliance expenditures represent approximately 2 percent of U. S. Steel’s total costs and expenses in 2020, 2019 and 2018. For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters.” We have taken the actions described below in furtherance of that goal.

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

In 2020 alone, U. S. Steel recycled 3.0 million tons of purchased and produced steel scrap. Because of steel’s physical properties, our products can be recycled at the end of their useful life without loss of quality, contributing to steel’s high recycling rate and affordability.

Many of our major production facilities have Environmental Management Systems that are certified to the ISO 14001 Standard. This standard, published by the International Organization for Standardization (ISO), provides the framework for the measurement and improvement of environmental impacts of the certified facility.

In 2019, we published the Clairton Operating and Environmental Report which will be published annually. While U. S. Steel agreed to publish an annual report as part of the 2019 Allegheny County Health Department Settlement Order and Agreement, we took the opportunity to enhance the report by including detailed descriptions of our operations, our safety and environmental performance and community involvement in order to provide easily accessible information for the public. The Report details our best ever battery combustion stack and fugitive emission performance at Clairton in 2019 and 2020.

By using the blast furnace and coke oven gas generated in our cokemaking and steelmaking activities to power our facilities, we avoided consuming natural gas and other fuels from 2018 to 2020 to heat more than 3.4 million households each year. In 2020, we recycled approximately 3.3 million tons of blast furnace slag and 0.4 million tons of steel slag by selling it for use as aggregate and in highway construction.

Reduction of Greenhouse Gas Emissions

In 2019, as part of our strategy to become the Best of Both in the steel industry, the Company announced its commitment to reduce greenhouse gas emissions intensity across its global footprint. The Company set a goal to reduce its global greenhouse gas emissions intensity by 20 percent, as measured by the rate of CO2 equivalents emitted per ton of finished steel shipped, by 2030 based on 2018 baseline levels. This target will apply to U. S. Steel’s global operations.

These reductions are equivalent to the amount of CO2 being generated by more than 850,000 average-sized homes each year. By creating targeted carbon reduction initiatives to accelerate our transformation toward a future of sustainable steel, we create value for all stakeholders.

U. S. Steel plans to achieve its greenhouse gas emissions intensity reduction goal through the execution of multiple initiatives. These include the use of EAF steelmaking technology at U. S. Steel’s Fairfield Works and at Big River Steel the first LEED-certified steel mill in the nation. EAF steelmaking relies on scrap recycling to produce new steel products, leveraging the ability to continuously recycle steel. Further carbon intensity reductions are expected to come from the Company’s introduction of state-of-the-art endless rolling and casting technology and construction of a cogeneration facility at its Mon Valley Works, as well as implementation of ongoing energy efficiency measures, continued use of renewable energy sources and other process improvements to be developed.

The carbon intensity reduction target reflects our continued commitment to improvement in production efficiency and the manufacture of products that are environmentally friendly. In addition to a commitment to reduce its own greenhouse gas emissions intensity, U. S. Steel is committed to helping its customers achieve their environmental goals. Our industry-leading

XG3™ advanced high-strength steel enables automakers to manufacture lighter weight vehicles that meet federal Corporate Average Fuel Economy (CAFE) standards with reduced carbon emissions. As part of our innovation efforts, we continue to look at new steelmaking technologies so that we can produce green steels and further reduce carbon emissions.

Capital Structure and Liquidity

Our primary financial goal is to enhance stockholder value by utilizing our capital structure, liquidity, and financial flexibility to deploy cash to generate stockholder value. Our cash deployment strategy is aligned with our world-competitive, Best of Both strategy and includes: executing on strategic projects and portfolio moves; maintaining a strong balance sheet and a healthy pension plan; and delivering sustainable growth with a focus on core values such as safety and environmental stewardship. Cash deployment is also performed with a customer-centric focus on improving safety, quality, delivery and cost.

Our liquidity supports our ability to satisfy short-term obligations, fund working capital requirements, and provides a foundation to execute key strategic priorities. We are focused on maintaining a strong balance sheet and may proactively refinance or repay our debt from time to time to protect our capital structure from unforeseen external events and re-financing risks.
In 2020, we undertook several steps to support these goals, as well as to mitigate the impact on our business of the COVID-19 pandemic, taken together with the impact of disruptions in the oil and gas industry.
•The Company issued 50 million shares of common stock (par value $1 per share) in an underwritten public offering at a price of $8.2075 per share, resulting in net proceeds of approximately $410 million.
•The Company issued $1.056 billion aggregate principal amount of 12.000% Senior Secured Notes due June 1, 2025 (2025 Senior Secured Notes). The notes were issued at a price equal to 94.665% of their face value. U. S. Steel received net proceeds from the offering of approximately $977 million after fees of approximately $23 million related to underwriting and third party expenses.
•U. S. Steel and its subsidiary, United States Steel International, Inc., as the borrowers, entered into an Export-Import Transaction Specific Loan and Security Agreement (Export-Import Credit Agreement), under which it borrowed approximately $250 million and received approximately $240 million, net of transaction fees of approximately $10 million. The Export-Import Credit Agreement provides for up to $250 million of term loans, which mature on August 30, 2021, unless sooner terminated or extended by the borrowers to July 30, 2022. The obligations under the Export-Import Credit Agreement are secured by receivables (collateral) under certain iron ore pellet export contracts. The Export-Import Credit Agreement permits voluntary prepayments and requires mandatory prepayments with net cash proceeds of dispositions of collateral.
•Closed on $97 million of environmental improvement revenue bonds, of which $63 million carry a green bond designation and will be used to partially fund the technologically advanced EAF at Fairfield Works.

We ended 2020 with $3.2 billion of total liquidity.

On January 15, we purchased the remaining interest in Big River Steel for approximately $723 million in cash and approximately $50 million in assumed liabilities. After the closing of the Big River Steel purchase, additional indebtedness of approximately $1.9 billion (excluding any potential step-up to fair value) became the financial obligation of the Company and will be included on our Consolidated Balance Sheet in future periods. Below is a summary:
•6.625% Senior Secured Notes in the aggregate principal amount of $900 million that mature on January 31, 2029 that pay interest semi-annually on January 31 and July 31 of each year;
•4.50% Arkansas Development Finance Authority Bonds in the amount of $487 million that have a final maturity of September 1, 2049 that pay interest semi-annually on each March 1 and September 1;
•4.75% Arkansas Development Finance Authority Bonds Tax Exempt Series 2020 (Green Bonds) in the amount of $265 million that have a final maturity on September 1, 2049 and pay interest semi-annually on March 1 and September 1 each year.
•Other debt including loans and leases that total approximately $200 million.

Facilities and Locations as of December 31, 2020

Flat-Rolled

The operating results of all U. S. Steel's integrated steel and sheet plants, coke and iron ore operations and ore and sheet production joint ventures are included in Flat-Rolled. Also, included within Flat-Rolled is a research and technology center located in Munhall, Pennsylvania, (near Pittsburgh) and an automotive technical center in Troy, Michigan. The research and technology center carries out a wide range of applied research, development and technical support functions. The automotive technical center brings automotive sales, service, distribution and logistics services, product technology and applications research into one location and much of U. S. Steel’s work in developing new grades of steel to meet the demands of automakers for high-strength, light-weight and formable materials is carried out at this location.

Flat-Rolled Operations Table
Operations, (Property Location)	Annual Production Capability	Production Facilities	Principal Products and/or Services
Gary Works, (Gary, Indiana)	7.5 million tons of raw steel	four blast furnaces, six steelmaking vessels, a vacuum degassing unit, four slab casters, a hot strip mill, two pickling lines, two cold reduction mills, three temper mills, a double cold reduction line, four annealing facilities and two tin coating lines	strip mill plate in coil; hot-rolled, cold-rolled and coated sheets; and tin mill products
Midwest, (Portage, Indiana)	finishing facility	a pickling line, two cold reduction mills, two temper mills, a double cold reduction mill, two annealing facilities, two hot dip galvanizing lines, a tin coating line and a tin-free steel line	hot-rolled, cold-rolled and coated sheets; tin mill products; and electrical lamination sheets
East Chicago Tin (a), (Portage, Indiana)	finishing facility	a pickling line, a cold reduction mill, two annealing facilities, a temper mill, a tin coating line and a tin-free steel line	tin mill products
Great Lakes Works (b), (Ecorse, River Rouge and Dearborn, Michigan)	3.8 million tons of raw steel	three blast furnaces, two steelmaking vessels, a vacuum degassing unit, two slab casters, a hot strip mill, a pickling line, a tandem cold reduction mill, three annealing facilities, a temper mill, a recoil and inspection line, two electrolytic galvanizing lines (one being the former Double Eagle Steel Coating Company's (DESCO) line) and a hot dip galvanizing line	hot-rolled, cold-rolled and coated sheets; and tin mill products
Mon Valley Works (c): Edgar Thompson, (Braddock, Pennsylvania), Irvin, (West Mifflin, Pennsylvania), Fairless, (Fairless Hills, Pennsylvania), and Clairton, (Clairton, Pennsylvania)	2.9 million tons of raw steel and 4.3 million tons of coke	Edgar Thompson: two blast furnaces, two steelmaking vessels, a vacuum degassing unit and a slab caster. Irvin: facilities include a hot strip mill, two pickling lines, a cold reduction mill, three annealing facilities, a temper mill and two hot dip galvanizing lines. Fairless: operates a hot dip galvanizing line. Clairton: ten coke batteries.	hot-rolled, cold-rolled and coated sheets; and coke and coke by-products
Granite City Works (d), (Granite City, Illinois)	2.8 million tons of raw steel	two blast furnaces, two steelmaking vessels, two slab casters, a hot strip mill, a pickling line, a tandem cold reduction mill and a hot dip galvanizing line	slabs and hot-rolled, cold-rolled and coated sheets
Granite City Works, (Granite City, Illinois); Gateway Energy and Coke Company LLC (Gateway)	coke supply agreement	Gateway constructed a coke plant to supply Granite City Works with coke under a 15-year supply agreement that expires on December 31, 2024. U. S. Steel owns and operates a cogeneration facility that utilizes by-products from the Gateway coke plant to generate heat and power.	not applicable
USS-POSCO Industries (UPI)(e), (Pittsburg, California)	finishing facility	a pickle line tandem cold reduction mill, two annealing facilities, a DUO mill, a tin coating line, a hot dip galvanizing line and a slitter line	cold-rolled and coated sheets; tin mill products
Fairfield Works, (Fairfield, Alabama)	finishing facility	a hot dip galvanizing line	coated sheets
Minnesota Ore Operations: Minntac, (Mt. Iron, Minnesota) and Keetac, (Keewatin, Minnesota)	22.4 million tons of iron ore pellets	Minntac: mine and pelletizing plant, Keetac: mine and pelletizing plant	iron ore pellets

Flat-Rolled Operations Table Superscript Legend
(a) In the fourth quarter of 2019, East Chicago Tin was indefinitely idled.
(b) The iron and steelmaking facilities and hot strip mill rolling facility at Great Lakes Works were indefinitely idled in March and June of 2020, respectively.
(c) From time to time, we may swap coke with other domestic steel producers or sell on the open market. Coke by-products are sold to the chemicals and raw materials industries.
(d) In March 2020, one of the blast furnaces at Granite City Works was idled.
(e) In February 2020, UPI was added with the purchase of the remaining 50% ownership interest from POSCO.

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

Joint Ventures (a) Within Flat-Rolled Table
Joint Venture, (Property Location)	U. S. Steel's Ownership Percentage	Annual Production Capability	Production Facilities	Principal Products and/or Services
Hibbing Taconite Company (Hibbing); (Hibbing, Minnesota)	14.7%	9 million tons of which U. S. Steel's share is 1.3 million tons	mine and pelletizing plant	iron ore pellets
PRO-TEC Coating Company (PRO-TEC), (Leipsic, Ohio)	50.0%	2.0 million tons (b)	a continuous annealing line (CAL) and three continuous galvanizing lines (CGL) (c)	cold-rolled (d) and coated sheets
Double G Coatings Company (Double G) (e); Jackson, Mississippi	50.0%	315 thousand tons	a hot dip galvanizing line	coated sheets
Worthington Specialty Processing (Worthington), (Jackson, Canton and Taylor, Michigan)	49.0%	890 thousand tons	coil processing: slits, cuts to length and blanks	steel processing
Chrome Deposit Corporation (CDC), (six locations near major steel plants)	50.0%	not applicable	roll reconditioning: grinding, chrome plating and/or texturing	roll reconditioning
(a) See further information about our equity investees in Note 12 to the Consolidated Financial Statements.
(b) U. S. Steel's domestic production facilities supply PRO-TEC with cold-rolled sheets and U. S. Steel markets all of PRO-TEC's products.
(c) In the second quarter of 2020 the third CGL line began producing production coils.
(d) The CAL produces high-strength, lightweight steels that are an integral component in automotive manufacturing as vehicle emission and safety requirements become increasingly stringent.
(e) Each partner supplies its own steel to Double G and markets what is processed by Double G.

USSE

USSE operates in Košice, Slovakia an integrated facility and a research laboratory, which, in conjunction with our Research and Technology Center, supports efforts in coke making, electrical steels, design and instrumentation, and ecology.

USSE Operations Table
Operations, (Property Location)	Annual Production Capability	Production Facility(s)	Principal Products and/or Services
U. S. Steel Košice, (Košice, Slovakia)	5.0 million tons of raw steel	two coke batteries, four sintering strands, three blast furnaces, four steelmaking vessels, a vacuum degassing unit, two dual strand casters, a hot strip mill, two pickling lines, two cold reduction mills, four annealing facilities, a temper mill, a temper/double cold reduction mill, two hot dip galvanizing lines, two tin coating lines, a dynamo line, a color coating line and two spiral welded pipe mills and a ceramic refractory manufacturing facility	coke; slabs; strip mill plate: hot, cold and coated sheets; tin mill products; spiral welded pipe; and refractories

Tubular

Tubular manufactures seamless and welded OCTG, standard pipe, line pipe and mechanical tubing.

Tubular Operations Table
Operations, (Property Location)	Production Capability	Production Facility(s)	Principal Products and Services
Fairfield Tubular Operations (a), (Fairfield, Alabama)	0.9 million tons of raw steel (b) and 750 thousand tons of tubular an electric arc furnace (EAF), slab caster and round caster with tubular capability to produce outer diameter (O.D.) sizes from 4.5 to 9.875 inches with quench and temper, hydrotester, threading and coupling and inspection capabilities seamless tubular pipe
Lorain Tubular Operations (c), (Lorain, Ohio)	380 thousand tons of tubular	tubular capability to produce O.D. sizes from 10.125 to 26 inches and has quench and temper, hydrotester, cutoff and inspection capabilities	seamless tubular pipe
Lone Star Tubular (d), (Lone Star, Texas)	#1 electric-weld pipe mill (EWPM) 400 thousand tons and #2 EWPM 380 thousand tons of tubular	tubular capability to produce O.D. sizes from 1.088 to 7.15 inches with quench and temper, hydrotester, threading and coupling and inspection capabilities	welded tubular pipe
Wheeling Machine Products (e), (Pine Bluff, Arkansas and Hughes Springs, Texas)	not applicable	tubular capability to manufacture couplings used to connect individual sections of oilfield casing and tubing ranging from 2.375 to 20 inches	tubular couplings
Offshore Operations, (Houston, Texas)	not applicable	tubular capability to thread, inspect, provide accessories and storage services and premium connections	tubular threading, inspection, accessories and storage services and premium connections
Tubular Processing (f), (Houston, Texas)	not applicable	tubular capability to quench and temper and provide end-finishing services for oilfield production tubing	tubular processing
(a) The EAF commenced operation in October 2020.
(b) Based on the rounds caster capacity.
(c) In April 2020, the Lorain Tubular Operations was temporarily idled for an indefinite period of time.
(d) In April 2020, Lone Star Tubular Operations was temporarily idled for an indefinite period of time
(e) In April 2020, the Wheeling Machine Products at Hughes Springs, Texas was temporarily idled for an indefinite period of time.
(f) Tubular Processing has been temporarily idled since 2015.

Joint Ventures (a) Within Tubular Table
Operations, (Property Location)	U. S. Steel's Ownership Percentage	Production Capability	Production Facility(s)	Principal Products and/or Services
Patriot Premium Threading Services, (Midland, Texas)	50%	not applicable	tubular capability to thread, provide accessories and premium connections	Tubular threading, accessories and premium connections
(a) See further information about our equity investees in Note 12 to the Consolidated Financial Statements.

Other Businesses

U. S. Steel’s Other Businesses include the operating results relating to our ownership interest in Big River Steel and our railroad services and real estate operations.

Other Businesses Table
Operations/Joint Venture, (Property Location)	U. S. Steel's Ownership Percentage	Production Capability	Production Facility(s)	Principal Products and/or Services
Big River Steel (a), (Osceola, AR)	49.9%	3.3 million tons	two EAFs, two Ruhrstahl Heraeus degassers and slab casters; finishing facilities include a hot strip mill, a pickle line, a cold reduction mill and a galvanizing line	hot-rolled, cold-rolled and coated sheets; and electrical
Transtar, LLC, (Alabama, Indiana, Michigan, Ohio, Pennsylvania and Texas)	100%	not applicable
Gary Railway Company in Indiana, Lake Terminal Railroad Company and Lorain Northern Company in Ohio, Union Railroad Company, LLC in Pennsylvania, Fairfield Southern Company, Inc. in Alabama, Delray Connecting Railroad Company in Michigan and Texas & Northern Railway Company in Texas
				railroad operations
U. S. Steel's owned real estate assets held for development or managed, (Alabama, Illinois, Michigan, Minnesota and Pennsylvania)	100%	45,000 acres	surface rights primarily in Alabama, Illinois, Michigan, Minnesota and Pennsylvania	develop and manage real estate
(a) Big River Steel was an equity investee until the Company purchased the remaining interest on January 15, 2021, see Note 5 and Note 12 to the Consolidated Financial Statements.

Raw Materials and Energy

As an integrated producer, U. S. Steel’s primary raw materials are iron units in the form of iron ore pellets and sinter ore, carbon units in the form of coal and coke (which is produced from coking coal) and steel scrap. As an EAF producer, our primary raw material is scrap. U. S. Steel’s raw materials supply strategy consists of acquiring and expanding captive sources of certain primary raw materials and entering into flexible supply contracts for certain other raw materials at competitive market prices which are subject to fluctuations based on market conditions at the time.

The amounts of such raw materials needed to produce a ton of steel will fluctuate based upon the specifications of the final steel products, the quality of raw materials and, to a lesser extent, differences among steel producing equipment. In broad terms, U. S. Steel consumes approximately 1.4 tons of coal to produce one ton of coke and then it consumes approximately 0.3 tons of coke, 0.3 tons of steel scrap (61 percent of which is internally generated) and 1.3 tons of iron ore pellets to produce one ton of raw steel. At normal operating levels, we also consume approximately 6 mmbtu’s of natural gas per ton produced. While we believe that these estimated consumption amounts are useful for planning purposes, and are presented to give a general sense of raw material and energy consumption related to steel production, substantial variations may occur.

Iron Ore

Iron Ore Production(a)
Thousands of tons
25,000
22,500
20,000
17,500
15,000
17,635
23,246
23,054
21,450
16,982
2016
2017
2018
2019
2020
Iron Ore Production

(a) Includes our share of production from Hibbing through December 31, 2020 and Tilden Mining Company, L.C. (Tilden) to September 29, 2017. U. S. Steel's ownership interest in Tilden was sold on September 29, 2017. The decrease in iron ore production in 2020 was primarily related to the temporary idling of our Keetac facility during part of 2020. The increase in iron ore production in 2017 is primarily related to the restarted production at our Keetac facility which was idled in 2014.

The iron ore facilities at Minntac and Keetac contain an estimated 766 million short tons of recoverable reserves and our share of recoverable reserves at the Hibbing joint venture is 5 million short tons. Recoverable reserves are defined as the tons of product that can be used internally or delivered to a customer after considering mining and beneficiation or preparation losses. Minntac and Keetac’s annual capability and our share of annual capability for the Hibbing joint venture total approximately 24 million tons. Through our wholly owned operations and our share of our joint venture, we have iron ore pellet production capability that exceeds our steelmaking capability in the U.S.
We sold iron ore pellets in 2020, 2019 and 2018 to third parties. The Company has agreements to supply iron ore pellets to third-party customers over the next several years.

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

Coke

Coke Production
6,000
4,000
2,000
Thousands of tons
4,506
4,913
5,232
4,813
3,673
2016
2017
2018
2019
2020
Coke Production

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
Steel Scrap and Other Materials

We believe that supplies of steel scrap and alloys that are adequate to meet our needs are readily available from outside sources at competitive market prices for the Flat-Rolled and USSE segments and for our future Big River Steel segment. Generally, approximately 55 percent of our steel scrap requirements were internally generated through normal operations for the USSE and Flat-Rolled segments.
Limestone

All of Flat-Rolled’s limestone requirements and for USSE's lime and limestone requirements are purchased from outside sources. We believe that supplies of limestone and lime adequate to meet our needs are readily available from outside sources at competitive market prices.
Zinc and Tin

We believe that supplies of zinc and tin required to fulfill the requirements for Flat-Rolled and USSE are available from outside sources at competitive market prices. For Flat-Rolled, the main sources of zinc are Canada, Peru and Mexico and the main sources of tin are Bolivia and Peru. For USSE, the main sources of zinc are Finland, Netherlands, Germany and Poland and the main sources of tin are Peru, Indonesia, Bolivia and China.

During 2020, Flat-Rolled protected approximately 41% and 39% of its operation's zinc and tin purchases, respectively, with financial swap derivatives to manage exposure to zinc and tin price fluctuations. During 2020, USSE did not protect its zinc purchases from price fluctuations and protected 25% of its tin purchases with financial swaps to manage our exposure to tin price fluctuations. For further information, see Note 16 to the Consolidated Financial Statements.

Natural Gas

All of U. S. Steel’s natural gas requirements are purchased from outside sources.

We believe that adequate supplies to meet Flat-Rolled’s and Tubular's needs are available at competitive market prices. For 2020, approximately 81 percent of our natural gas purchases in Flat-Rolled were based on bids solicited on a monthly basis from various vendors; the remainder were made daily or with term agreements.

We believe that adequate natural gas supplies to meet USSE’s needs are available at competitive market prices. During 2020, we routinely executed fixed-price forward physical purchase contracts for natural gas to partially manage our exposure to natural gas price increases. For 2020, approximately 54 percent of our natural gas purchases in USSE were made with fixed-price forward physical purchase contracts; the remainder were based on bids solicited on a quarterly or monthly basis from various vendors.

Both Flat-Rolled and USSE use self-generated coke oven and blast furnace gas to reduce consumption of natural gas. USSE also captures and consumes converter gas from its four steelmaking vessels.

Industrial Gases

U. S. Steel purchases industrial gas in the U.S. under long-term contracts with various suppliers. USSE owns and operates its own industrial gas facility, but also may purchase industrial gases from time to time.

Commercial Sales of Product

U. S. Steel characterizes sales as contract sales if sold pursuant to an agreement with a defined volume and pricing and a duration of longer than three months, and as spot if sold without a defined volume and pricing agreement, typically three months or less. In 2020, approximately 73 percent, 48 percent and 60 percent of sales by Flat-Rolled, USSE and Tubular, respectively, were contract sales. Some contract pricing agreements include fixed prices while others are adjusted periodically based upon published prices of steel products or cost components.

International Trade

U. S. Steel continues to face import competition, much of which is unfairly traded, supported by foreign governments, and fueled by massive global steel overcapacity, currently estimated to be over 700 million metric tons per year—over seven times the entire U.S. steel market and over twenty-five times total U.S. steel imports. These imports, as well as the underlying policies/practices and overcapacity, impact the Company’s operational and financial performance. U. S. Steel continues to lead efforts to address these challenges that threaten the Company, our workers, our stockholders, and our country’s national and economic security.

As of the date of this filing, pursuant to a series of Presidential Proclamations issued in accordance with Section 232 of the Trade Expansion Act of 1962, U.S. imports of certain steel products are subject to a 25 percent tariff, except for imports from: (1) Argentina, Brazil, and South Korea, which are subject to restrictive quotas; (2) Canada and Mexico, which are not subject to either tariffs or quotas, but tariffs could be re-imposed on surging product groups after consultations; and (3) Australia, which is not subject to tariffs, quotas, or an anti-surge mechanism. Pursuant to a January 2020 Presidential Proclamation, the Section 232 action was expanded to cover certain downstream steel products from countries subject to the Section 232 tariffs, effective February 8, 2020.

An August 2020 Presidential Proclamation reduced the Section 232 quota for fourth quarter 2020 for semi-finished steel imports from Brazil. In August 2020, the United States and Mexico announced that Mexico would establish a steel export licensing system to monitor recent U.S. import surges of semi-finished steel, standard pipe, and mechanical tubing from Mexico through June 2021. In September 2020, the U.S. Department of Commerce (DOC) published new regulations that require steel import license applicants to report the “melt and pour” country of origin for all U.S. steel imports covered by the Section 232 action. These regulatory changes will facilitate monitoring for import surges and circumvention of tariffs/duties, quotas, product exclusions and country exemptions.

DOC is managing a process in which U.S. companies may request and/or oppose temporary product exclusions from the Section 232 tariffs and quotas. Over 214,000 exclusions have been requested for steel products. U. S. Steel opposes exclusion requests for products that are the same as, or substitutes for, products manufactured by U. S. Steel.

Multiple legal challenges to the Section 232 action continue before the U.S. Court of International Trade (CIT) and U.S. Court of Appeals for the Federal Circuit (CAFC). Several appeals of DOC exclusion denials have resulted in confidential settlements. Multiple countries have challenged the Section 232 action at the World Trade Organization (WTO), imposed retaliatory tariffs, and/or acted to safeguard their domestic steel industries from increased steel imports. In turn, the United States has challenged the retaliation at the WTO.

Since its implementation in March 2018, the Section 232 action has supported the U.S. steel industry’s and U. S. Steel’s investments in advanced steel capacity, technology, and skills, thereby strengthening U.S. national and economic security. The Company continues to actively defend the Section 232 action.

In February 2019, the European Commission (EC) imposed a definitive tariff rate quota safeguard of 25 percent on certain steel imports that exceed established quotas. In June 2020, the EC made several minor adjustments to the safeguard, which will remain in effect through June 2021. The European steel industry has asked for the opening of a review with a view to extending the safeguard measures beyond June 2021.

Antidumping duties (AD) and countervailing duties (CVD or antisubsidy duties) apply in addition to the Section 232 tariffs and quotas and the EC’s safeguard, and AD/CVD orders will continue beyond the Section 232 action and the EC’s safeguard. Thus, U. S. Steel continues to actively defend and maintain the 54 U.S. AD/CVD orders and 11 European Union (EU) AD/CVD orders covering U. S. Steel products in multiple proceedings before the DOC, U.S. International Trade Commission (ITC), CIT, CAFC, the EC and European courts, and the WTO.

In July and November 2020, in the first sunset review of the 2014 AD/CVD orders on oil country tubular goods (OCTG) from India, South Korea, Turkey, Ukraine, and Vietnam and the second sunset review of the 2010 AD/CVD orders on OCTG from China, respectively, the ITC voted to continue those AD/CVD orders for another five years.

In July 2020, DOC announced final affirmative determinations in self-initiated circumvention investigations of imports of corrosion-resistant steel (CORE) from Costa Rica and the United Arab Emirates made from Chinese substrate, resulting in a combined AD/CVD rate of 239 percent on such imports. DOC made a final negative circumvention determination regarding CORE imported from Guatemala in July 2020, and final circumvention determinations regarding CORE imports from Malaysia and South Africa are expected in 2021.

In November 2020, DOC self-initiated additional circumvention investigations of imports of OCTG from Brunei and the Philippines made from Chinese hot-rolled steel sheet and strip.

In July 2020, based on petitions filed by Vallourec Star, DOC initiated new AD/CVD investigations on U.S. imports of seamless steel standard, line, and pressure pipe from Czechia, South Korea, Russia, and Ukraine. Provisional measures were imposed on Czechia, South Korea and Russia in December 2020, with provisional measures expected on Ukraine in February 2021 and final duties could be imposed as early as April 2021. In May and June 2020, the EC initiated new AD/CVD investigations on EU imports of hot-rolled steel from Turkey. The EC has set provisional anti-dumping duties in range between 4.8% to 7.6% on hot-rolled coil originating from Turkey, with effect from January 8, 2021, for a period of six months. Definitive measures if adopted should apply as of July 2021.

Following the 2018 investigation under Section 301 of the Trade Act of 1974, the United States began imposing 15 and 25 percent tariffs on certain imports from China, including certain steel products. Following the U.S.-China “Phase One” trade agreement, the 15 percent tariffs declined to 7.5 in February 2020, but the 25 percent tariffs remain in effect.

The Global Forum on Steel Excess Capacity, the Organisation for Economic Co-operation and Development Steel Committee, and trilateral negotiations between the United States, EU and Japan continue to address overcapacity.

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

EU Environmental Requirements and Slovak Operations
Under the EU Emissions Trading System (EU ETS), USSE's final allocation of allowances for the Phase III period, which covers the years 2013 through 2020 is 48 million allowances. Based on projected total production levels, we started to purchase allowances in the third quarter of 2017 to meet the annual compliance submission. As of December 31, 2020, we have purchased approximately 12.3 million European Union Allowances (EUA) totaling €141 million (approximately $173 million) to cover the estimated Phase III period shortfall of emission allowances. The exact cost of complying with the EU ETS regulations will depend on verified 2020 emissions.
In the fourth quarter of 2020 USSE started with purchases of allowances for Phase IV period. As of December 31, 2020, we have pre-purchased approximately 1.5 million EUA totaling €38 million (approximately $47 million).
The EU's Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production, to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to comply with or go beyond BAT requirements were €138 million (approximately $169 million) over the actual program period. These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. USSK complied with these covenants as of December 31, 2020. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g. bank guarantee) to secure 50 percent of the EU funding received.
For further discussion of laws applicable in Slovakia and the EU and their impact on USSK, see Note 26 to the Consolidated Financial Statements, “Contingencies and Commitments, Environmental Matters, EU Environmental Requirements.”

New and Emerging Environmental Regulations

United States and European Greenhouse Gas Emissions Regulations

Future compliance with CO2 emission requirements may include substantial costs for emission allowances, restriction of production and higher prices for coking coal, natural gas and electricity generated by carbon-based systems. Because we cannot predict what requirements ultimately will be imposed in the U.S. and Europe, it is difficult to estimate the likely impact on U. S. Steel, but it could be substantial. On March 28, 2017, President Trump signed Executive Order 13783 instructing the United States Environmental Protection Agency (U.S. EPA) to review the Clean Power Plan (CPP). As a result, in June 2019, the U.S. EPA published a final rule, the “Affordable Clean Energy (ACE) Rule” that replaced the CPP. Twenty-three states, the District of Columbia, and seven municipalities are challenging the CPP repeal and ACE rule in the U.S. Court of Appeals for the D.C. Circuit. A coalition of 21 states has intervened in the litigation in support of the U.S. EPA. Various other public interest organizations, industry groups, and Members of Congress are also participating in the litigation. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE to EPA, while the CPP remains stayed. It is unclear as to how the new Biden administration will proceed with the remand. Any impacts to our operations as a result of any future greenhouse gas regulations are not estimable at this time since the matter is unsettled. In any case, to the extent expenditures associated with any greenhouse gas regulation, as with all costs, are not ultimately reflected in the prices of U. S. Steel's products and services, operating results will be reduced.

The Phase IV EU ETS period spans 2021-2030 and began on January 1, 2021. The Phase IV period is divided into two sub periods (2021-2025 and 2026-2030). Revised rules for Phase IV are still being finalized and may differ between the periods. However, the legislation as currently drafted places more stringent requirements over reduction targets and the amount of the free allocation of CO2 emissions credits. Currently, the overall target is a 40 percent reduction of 1990 emissions by 2030. Ongoing political discussions indicate that an even more stringent target of 60 percent may be instituted. At this time, carbon neutrality of the EU industry is set to be achieved by 2050.
Revised rules for free allocation of CO2 emissions credits are based on reduced benchmark values which have not yet been published and historical levels of production from 2014-2018. USSE submitted all required historical production data in 2019. The final EU decision on the free allocation amount for 2021-2025 is expected in the second quarter of 2021. Allocations to individual installations may be adjusted annually to reflect relevant increases and decreases in production. The threshold for adjustments was set at 15 percent and will be assessed on the basis of a rolling average of two years. The average production level of 2019 and 2020 will be assessed to determine the free allocation for 2021. Preliminary production data shows that USSE missed the 15 percent threshold in 2020; therefore, the free allocation for 2021 may be decreased. Lower production in 2019 and 2020 may have an impact on the future free allocation for 2026-2030, where historical production average for years 2019-2023 are assessed.

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

On July 13, 2020, the U.S. EPA published a Residual Risk and Technology Review (RTR) rule for the Integrated Iron and Steel MACT category in the Federal Register. Based on the results of the U.S. EPA’s risk review, the Agency determined that risks due to emissions of air toxics from the Integrated Iron and Steel category are acceptable and that the current regulations provided an ample margin of safety to protect public health. Under the technology review, the U.S. EPA determined that there are no developments in practices, processes or control technologies that necessitate revision of the standards. In September 2020, several petitions for review of the rule, including those filed by the Company, AISI, Clean Air Council and others, were filed with the United States Court of Appeals for the District of Columbia Circuit. The cases were consolidated and are being held in abeyance until EPA reviews and responds to administrative petitions for review. For the Taconite Iron Ore Processing category, based on the results of the Agency’s risk review, U.S. EPA promulgated a final rule on July 28, 2020, in which EPA determined that risks from emissions of air toxics from this source category are acceptable and that the existing standards provide an ample margin of safety. Furthermore, under the technology review, the Agency identified no cost-effective developments in controls, practices, or processes to achieve further emissions reductions. Based upon our analysis of the proposed taconite rule, the Company does not expect any material impact if the rule as a result of the rule. However, petitions for review of the rule were filed in the United States Court of Appeals for the District of Columbia Circuit, in which the Company and AISI intervened. Because the U.S. EPA has not completed its review of the Coke MACT regulations, any impacts related to the U.S. EPA’s review of the coke standards cannot be estimated at this time.

On March 12, 2018, the New York State Department of Environmental Conservation (DEC), along with other petitioners, submitted a CAA Section 126(b) petition to the U.S. EPA. In the petition, the DEC asserts that stationary sources from the following nine states are interfering with attainment or maintenance of the 2008 and 2015 ozone National Ambient Air Quality Standards (NAAQS) in New York: Illinois, Indiana, Kentucky, Maryland, Michigan, Ohio, Pennsylvania, Virginia, and West Virginia. DEC is requesting the U.S. EPA to require sources of nitrogen oxides in the nine states to reduce such emissions. In a final rule promulgated in the October 18, 2019, Federal Register, EPA denied the petition. On October 29, 2019, New York, New Jersey, and the City of New York petitioned the United States Court of Appeals for the District of Columbia Circuit for review of U.S. EPA’s denial of the petition. In July 2020, the Court vacated EPA’s determination and remanded it back to EPA to reconsider the 126(b) petition in a manner consistent with the Court’s opinion. At this time, since EPA’s decision after its reconsideration is unknown, the impacts of any reconsideration are indeterminable and inestimable.

The CAA also requires the U.S. EPA to develop and implement NAAQS for criteria pollutants, which include, among others, particulate matter (PM) - consisting of PM10 and PM2.5, lead, carbon monoxide, nitrogen dioxide, sulfur dioxide (SO2), and ozone.

In October 2015, the U.S. EPA lowered the NAAQS for ozone from 75 parts per billion (ppb) to 70 ppb. On November 6, 2017, the U.S. EPA designated most areas in which we operate as attainment with the 2015 standard. In a separate ruling, on June 4, 2018, the U.S. EPA designated other areas in which we operate as “marginal nonattainment” with the 2015 ozone standard. On December 6, 2018, U.S. EPA published a final rule regarding implementation of the 2015 ozone standard. Because no state regulatory or permitting actions to bring the ozone nonattainment areas into attainment have yet to be proposed or developed for U. S. Steel facilities, the operational and financial impact of the ozone NAAQS cannot be reasonably estimated at this time. On December 31, 2020, EPA published a final rule pursuant to its statutorily required review of NAAQS that retains the ozone NAAQS at 70 ppb.

On December 14, 2012, the U.S. EPA lowered the annual standard for PM2.5 from 15 micrograms per cubic meter (ug/m3) to 12 ug/m3, and retained the PM2.5 24-hour and PM10 NAAQS rules. In December 2014, the U.S. EPA designated some areas in which U. S. Steel operates as nonattainment with the 2012 annual PM2.5 standard. On April 6, 2018, the U.S. EPA published a notice that Pennsylvania, California and Idaho failed to submit a State Implementation Plan (SIP) to demonstrate attainment with the 2012 fine particulate standard by the deadline established by the CAA. As a result of the notice, Pennsylvania, a state in which we operate, was required to submit a SIP to the U.S. EPA no later than November 7, 2019 to avoid sanctions. On April 29, 2019, the ACHD published a draft SIP for the Allegheny County nonattainment area which demonstrates that all of Allegheny County will meet its reasonable further progress requirements and be in attainment with the 2012 PM2.5 annual and 24-hour NAAQS by December 31, 2021 with the existing controls that are in place. On September 12, 2019, the Allegheny County Board of Health unanimously approved the draft SIP. The draft SIP was then sent to the Pennsylvania Department of Environmental Protection (PADEP). PADEP submitted the SIP to U.S. EPA for approval on November 1, 2019. To date, U.S. EPA has not taken action on PADEP’s submittal. December 18, 2020, EPA published a final rule pursuant to its statutorily required review of NAAQS that retains the existing PM2.5 standards without revision.

On January 26, 2021, ACHD announced that for the first time in history all eight air quality monitors in Allegheny County met the federal air quality standards including particulate matter (PM2.5 and PM10).

On November 20, 2020, ACHD proposed a reduction to the current allowable emissions from coke plant operations, including the hydrogen sulfide content of coke oven gas, that would be more stringent than the Federal Best Available Control Technology and Lowest Achievable Emission Rate requirements. In various meetings with ACHD, U. S. Steel has raised significant objections, in particular, that ACHD has not demonstrated that continuous compliance with the draft rule is economically and technologically feasible. While U. S. Steel continues to meet with ACHD regarding the draft rule, U. S. Steel believes that any rule promulgated by ACHD must comply with its statutory authority. If the draft rule or similar rule is adopted, the financial and operational impacts to U. S. Steel could be material. To assist in developing rules objectively and with adequate technical justification, the June 27, 2019, Settlement Agreement, establishes procedures that would be used when developing a new rule. For further details on the June 27, 2019 Settlement Agreement with ACHD see "Item 3. Legal Proceedings, Environmental Proceedings, Mon Valley Works."

Environmental Remediation

For further discussion of relevant environmental matters, including environmental remediation obligations, see "Item 3. Legal Proceedings, Environmental Proceedings."

Property, Plant and Equipment Additions

For property, plant and equipment additions, including finance leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources” and Note 13 to the Consolidated Financial Statements.

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

Also available on the U. S. Steel website are U. S. Steel’s Corporate Governance Principles, Code of Ethical Business Conduct and the charters of the Audit Committee, the Compensation & Organization Committee and the Corporate Governance & Sustainability Committee of the Board of Directors. These documents and the Annual Report on Form 10-K and proxy statement are also available in print to any stockholder who requests them. Such requests should be sent to the Office of the Corporate Secretary, United States Steel Corporation, 600 Grant Street, Suite 1844, Pittsburgh, Pennsylvania, 15219-2800 (telephone: 412-433-1121).

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

Strategic Risk Factors

Our Investments in New Technologies May Not Be Fully Successful

Execution of our strategy depends, in part, on the success of a number of investments we have made and plan to make in new technologies. All of our investments are expected to deliver an enhanced Best of BothSM business model that delivers cost and/or capability differentiation for our stakeholders. Our Best of Both strategy is centered around adding EAF capabilities, including through the acquisition of Big River Steel, constructing an endless casting and rolling line and marketing new advanced high strength steel XG3 products, which are completed at our PRO-TEC joint venture. Additionally, as with any significant construction project, we may be subject to changing market conditions and demand for our completed projects, delays and cost overruns, work stoppages, labor shortages, engineering issues, weather interferences, changes required by governmental authorities, delays or the inability to acquire required permits or licenses, the ability to finance the projects or disruption of existing operations, any of which could have an adverse impact on our operational and financial results. Furthermore, new product development or modification is costly, involves significant research, development, time and expense and may not necessarily result in the successful commercialization of any new products, or new technologies may not perform as intended or expected. Unsuccessful execution of these strategic projects or underperformance of any of these assets could adversely affect our business, results of operations and financial condition.

We may encounter difficulties integrating Big River Steel into our existing operations.

In January 2021, we closed on the acquisition of Big River Steel, which is a cornerstone of our Best of Both strategy. Growth and transformation, including through acquisitions, involve risk. We have devoted significant management attention and resources to integrating the business and operations of Big River Steel, but we may encounter difficulties during the integration process, including the following:

•the possibility that the full benefits anticipated to result from the Big River Steel acquisition may not be realized or may not be realized in the time period that we anticipate;
•higher than anticipated costs incurred in connection with the integration of the business and operations of Big River Steel;
•differences in operating technologies, cultures, and management philosophies that may delay successful integration;
•the ability to retain key employees;
•delays in the integration of management teams, strategies, operations, products, and services;
•the ability to create and implement consistent business standards, controls, processes, procedures and controls to those of our operations;
•challenges of integrating systems, technologies, networks, and other assets of Big River Steel in a manner that minimizes any adverse impact or disruptions to customers, suppliers, employees, and other constituencies; and
•unknown or underestimated liabilities and unforeseen increased expenses or delays associated with the integration beyond current estimates.

The successful integration of a new business also depends on our ability to manage the new business, realize forecasted synergies and full value from the combined business. Our business, results of operations, financial condition and cash flows could be materially adversely affected if we are unable to successfully integrate Big River Steel.

Benefits from our Best of Both stockholder value creation strategy and asset revitalization program may be limited or may not be fully realized.

U. S. Steel is pursuing a stockholder value creation strategy focused on delivering an enhanced Best of Both business model that delivers cost and/or capability differentiation for our customers. This includes investing in new assets and technologies to leverage the advantages of integrated and mini mill capabilities. This strategy builds on our asset revitalization program, launched in 2017, which covers investments in our existing assets, and involves investments beyond routine capital and maintenance spending. Asset revitalization projects have delivered, and are expected to deliver, both operational and commercial benefits, but such benefits may be limited to the assets that are revitalized. Business conditions, our ability to implement such initiatives, and factors beyond our control may limit the benefits associated with certain identified projects and limit the economic benefits of our stockholder value creation strategy or asset revitalization program. Our goal remains to deliver high-quality, value-added products on time every time and to collaborate with our customers to develop innovative solutions that address their most challenging needs.

We participate in joint ventures, which may not be successful.
We participate in a number of joint ventures and we may enter into additional joint ventures or other similar arrangements in the future. Our joint venture partners, as well as any future partners, may have interests that are different from ours which could result in conflicting views as to the conduct of the business of the joint venture. In the event that we have a disagreement with a joint venture partner as to the resolution of a particular issue, or as to the management or conduct of the business of the joint venture in general, we may not be able to resolve such disagreement in our favor or terminate such joint venture. In addition, our joint venture partners may, as a result of financial or other difficulties or because of other reasons, be unable or unwilling to fulfill their obligations under the joint venture, such as contributing capital to expansion or maintenance projects or approving dividends or other distributions or payments to us. Any significant downturn or deterioration in the business, financial condition or results of operations of a joint venture could adversely affect our results of operations in a particular period or lead to circumstances where capital contributions or other outputs of cash to the joint venture are required. There can be no assurance that our joint ventures will be beneficial to us.
We may not fully realize the expected monetary benefits from our iron ore assets. A component of our strategy includes monetizing our excess iron ore assets.

Stelco Inc. holds an option (Option) to acquire an undivided 25 percent interest in a to-be-formed entity that will own the Company’s current iron ore mine located in Mt. Iron, Minnesota. There is a possibility that Stelco may not exercise its Option in the anticipated timeframe or at all. If the proposed joint venture with Stelco is not successful, fails to provide the benefits we expect, or is not created at all, we may in the future have more iron ore than we need to support the business. Additionally, the existence of the Option may deter future potential opportunities to monetize the iron ore assets.

Operational Risk Factors

The outbreak of COVID-19 has had, and could continue to have, an adverse impact on the Company’s results of operations, financial condition and cash flows.

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

The U.S. Department of Homeland Security guidance has identified U. S. Steel's business as a critical infrastructure industry, essential to the economic prosperity, security and continuity of the United States. Similarly, in Slovakia, U. S. Steel Košice was identified by the government as a strategic and critical company, essential to economic prosperity, and continues to operate.

The duration, severity, speed and scope of the COVID-19 pandemic remains highly uncertain and the extent to which COVID-19 will affect our operations depends on future developments, such as potential surges of the outbreak and the speed of the development, distribution and effectiveness of vaccine and treatment options, which cannot be predicted at this time. Although we have continued to operate, we experienced a significant reduction in demand at the on set of the pandemic. Since the second quarter, demand has continued to accelerate, especially in key markets like automotive, appliance and construction.

We also may experience disruptions to our operations resulting from changes in government policy or guidance; quarantines of employees, customers and suppliers in areas affected by the outbreak; and closures of businesses or manufacturing facilities that are critical to our business or our supply chain.

The COVID-19 pandemic could also adversely affect our liquidity and ability to access the capital markets. The Company’s credit ratings were downgraded earlier this year by three credit ratings agencies, all citing, among other things, the uncertainty in duration and impact of the COVID-19 outbreak on our business. Uncertainty regarding the duration of the COVID-19 pandemic may, for example, adversely impact our ability to raise additional capital, or require additional capital, or require additional reductions in capital expenditures that are otherwise needed, to support working capital or continuation of our Best of Both strategy. Additionally, government stimulus programs may not be available to the Company, its customers, or its suppliers, or may prove to be ineffective. Furthermore, in the event that the impact from the COVID-19 outbreak causes us to be unable to satisfy any of our financial covenants under the agreements governing our outstanding indebtedness, the availability of credit facilities may become limited, or we may be required to renegotiate such agreements on less favorable terms. If we are unable to access additional credit at the levels we require, or the cost of credit is greater than expected, it could materially adversely affect our operating results.

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

In addition, the COVID-19 outbreak has significantly increased economic and demand uncertainty. The current outbreak and continued spread of COVID-19 has caused a global recession, which has had a further material adverse impact on our results of operations, financial condition and cash flows. The full extent to which the COVID-19 outbreak will affect our operations, and the steel industry generally, remains highly uncertain and will ultimately depend on future developments which cannot be predicted at this time, including, but not limited to, the duration, severity, speed and scope of the outbreak, the length of time required for demand to return and normal economic and operating conditions to resume. The impact of the COVID-19 outbreak may also have the effect of exacerbating many of the other risks described herein.

Our operational footprint, unplanned equipment outages and other unforeseen disruptions may adversely impact our results of operations.

U. S. Steel has adjusted its operating configuration in response to market conditions, including the COVID-19 pandemic, oil and gas industry disruption, global overcapacity and unfairly traded imports, by idling and restarting production at certain facilities. Due to our operational footprint, the Company may not be able to respond in an efficient manner to fully realize the benefits from changing market conditions that are favorable to integrated steel producers or most efficiently mitigate the negative impacts of such changes.

Our steel production depends on the operation of critical structures and pieces of equipment, such as blast furnaces, electric arc furnaces, steel shops, casters, hot strip mills and various structures and operations, including information technology systems, that support them. While we are implementing initiatives focused on proactive maintenance of key machinery and equipment at our production facilities, we may experience prolonged periods of reduced production and increased maintenance and repair costs due to equipment failures at our facilities or those of our key suppliers.

It is also possible that operations may be disrupted due to other unforeseen circumstances such as power outages, explosions, fires, floods, pandemics, terrorism, accidents, severe weather conditions, and changes in U.S., European Union and other foreign tariffs, free trade agreements, trade regulations, laws, and policies. We are also exposed to similar risks involving major customers and suppliers such as force majeure events of raw materials suppliers that have occurred and may occur in the future. Availability of raw materials and delivery of products to customers could be affected by logistical disruptions, such as shortages of barges, ocean vessels, rail cars or trucks, or unavailability of rail lines or of the locks on the Great Lakes or other bodies of water. To the extent that lost production could not be compensated for at unaffected facilities and depending on the length of the outage, our sales and our unit production costs could be adversely affected.

U. S. Steel continues to incur certain costs when production capacity is idled, increased costs to resume production at idled facilities, or costs to idle facilities.

Our decisions concerning which facilities to operate and at what levels are made based upon our customers’ orders for products as well as the capabilities and cost performance of our locations. During periods of depressed market conditions, we may concentrate production operations at several plant locations and not operate others in response to customer demand, and as a result we will incur idle facility [and carrying] costs.

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

The current Section 232 national security tariffs and quotas on steel imports into the U.S. also provide U. S. Steel and other domestic steel producers relief from imports. Likewise, the EU’s retaliatory 25 percent tariffs on certain U.S. steel imports and safeguard measures on steel provide USSE and other European steel producers some degree of relief from imports. The scope and duration of the Section 232 tariffs and quotas, the outcome of outstanding product exclusion requests before the DOC and the EU retaliatory and safeguard relief is not known.

Faced with significant imports into the U.S. and overcapacity in various markets, we will continue to evaluate potential strategic and organizational opportunities, which may include exiting lines of business and the sale of certain assets, temporary shutdowns or closures of facilities.

We face risks relating to changes in U.S. and foreign tariffs, trade agreements, laws, and policies

Through a series of Presidential Proclamations pursuant to Section 232 of the Trade Expansion Act of 1962, U.S. imports of certain steel products are subject to a 25 percent tariff, except for imports from: (1) Argentina, Brazil, and Korea, which are subject to restrictive quotas; (2) Canada and Mexico, which are currently not subject to either tariffs or quotas, but tariffs could be re-imposed on surging product groups after consultations; and (3) Australia, which is not subject to tariffs, quotas or an anti-surge mechanism. The Section 232 national security tariffs and quotas on steel imports currently provide U. S. Steel and other domestic steel producers critical relief from imports. With no scheduled end date, the scope and duration of the Section 232 relief is not known. Further, the U.S. government may negotiate alternatives to the Section 232 tariffs for certain countries. The DOC continues to administer its Section 232 product exclusion process. The Section 232 action on aluminum and steel imports, potential Section 232 action on other products, and recent and potential additional U.S. import tariffs imposed under Section 301 of the Trade Act of 1974 have resulted in the possibility of tariffs being applied to materials and/or items we purchase from subject countries or regions as part of our manufacturing process, and may result in additional, retaliatory action by foreign governments on U.S. exports of a range of products, including products produced by our customers. In February 2019, the European Commission imposed a definitive safeguard on global steel imports in the form of tariff rate quotas (TRQs; 25 percent tariffs on steel imports that exceed the quota) effective through June 2021. All of the above factors present a degree of uncertainty to our financial and operational performance, our customers, and overall economic conditions, all of which could impact steel demand and our performance.

The steel industry, as well as the industries of our customers and suppliers upon whom we are reliant, is highly cyclical, which may have an adverse effect on our results of operations.

Steel consumption is highly cyclical and generally follows economic and industrial conditions both worldwide and in regional markets. Price fluctuations are impacted by the timing, magnitude and duration of these cycles, and are difficult to predict. This volatility makes it difficult to balance the procurement of raw materials and energy with global steel prices, our steel production and customer product demand. U. S. Steel has implemented strategic initiatives to produce more stable and consistent results, even during periods of economic and market downturns, but this may not be enough to mitigate the effect that the volatility inherent in the steel industry has on our results of operations.

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

Limited availability, or volatility in prices of raw materials, scrap and energy may constrain operating levels and reduce profit margins.

U. S. Steel and other steel producers have periodically faced problems obtaining sufficient raw materials and energy in a timely manner due to delays, defaults, severe weather conditions, or force majeure events, shortages or transportation problems (such as shortages of barges, ore vessels, rail cars or trucks, or disruption of rail lines, waterways, or natural gas transmission lines), resulting in production curtailments. As a result, we may be exposed to risks concerning pricing and availability of raw materials and energy resources from third parties as well as logistics constraints moving our own raw materials and scrap to our plants. USSE purchases substantially all of its iron ore and coking coal requirements from outside sources. Any curtailments or escalated costs may further reduce profit margins.

U. S. Steel has agreed, and may continue to agree, to purchase raw materials and energy at prices that have been, and may be, above future market prices or in greater volumes than required in the future. Additionally, any future decreases in iron ore, scrap, natural gas, electricity and oil prices may place downward pressure on steel prices. If steel prices decline, our profit margins on indexed contracts and spot business could be reduced.

Changes in the global economic environment and prolonged periods of slow economic growth could have an adverse effect on our industry and business, as well as those of our customers and suppliers.

Overall economic conditions in the U.S. and globally, including Europe, such as the disruption caused by the COVID-19 pandemic, significantly impact our business. Periods of economic downturn or continued uncertainty could result in difficulty increasing or maintaining our level of sales or profitability and we may experience an adverse effect on our business, results of operations, financial condition and cash flows.

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

Our Flat-Rolled and Tubular segments may also be particularly impacted by unfavorable market conditions in the oil and gas industries. The oil and gas industry, which is one of our significant end markets, has been experiencing a significant amount of disruption and has been experiencing oversupply at a time of declining demand, resulting in a decline in profitability. Our Tubular operations support the oil and gas industry, and therefore the industry's decline has led to a significant decline in demand for our Tubular products. Continued low demand for Tubular products will make it difficult to fully utilize our new EAF which produces tubular rounds for our Fairfield, Alabama pipe mill (Fairfield EAF). Lower utilization rates will make it difficult to realize the $90/ton cost savings we anticipated for the seamless pipe from the Fairfield EAF.

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

We depend on skilled labor for the manufacture of our products. Our continued success depends on the active participation of our key employees. Some of our facilities are located in areas where demand for skilled labor often exceeds supply. Shortages of some types of skilled labor, such as electricians and qualified maintenance technicians, could restrict our ability to maintain or increase production rates, lead to production inefficiencies and increase our labor costs. Our shift to the Best of Both strategy would also require a set of job skills that is different from our prior needs. The competitive nature of the labor markets in which we operate, the cyclical nature of the steel industry and the resulting employment needs increase our risk of not being able to recruit, train and retain the employees we require at efficient costs and on reasonable terms, particularly when the economy expands, production rates are high or competition for such skilled labor increases. Many companies, including U. S. Steel, have had employee lay-offs as a result of reduced business activities in an industry downturn. The loss of our key people or our inability to attract new key employees could adversely affect our operations. Additionally, layoffs or other adverse actions could result in an adverse relationship with our workforce or third party labor providers. If we are unable to recruit, train and retain adequate numbers of qualified employees and third party labor providers on a timely basis or at a reasonable cost or on reasonable terms, our business and results of operations could be adversely affected.

Our 2018 Labor Agreements with the USW contain provisions that may impact certain business activities.

Our 2018 Labor Agreements with the USW contain provisions that grant the USW a limited right to bid on the Company’s sale of a facility (or sale of a controlling interest in an entity owning a facility) covered by the 2018 Labor Agreements, excluding public equity offerings and/or the transfer of assets between U. S. Steel and its wholly owned subsidiaries. These agreements also require a minimum level of capital expenditures (subject to approval of the Board of Directors) to maintain the competitive status of the covered facilities, and place certain limited restrictions on our ability to replace product produced at a covered facility with product produced at other than Company facilities or affiliates or U.S. or Canadian facilities with employee protections similar to the protections found in the 2018 Labor Agreements when the Company is operating covered facilities below capacity. The provisions in the 2018 Labor Agreements, as well as current or future proposed legislation or regulations, could favorably or unfavorably impact certain business activities including pricing, operating costs, margins, and/or our competitiveness in the marketplace.

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
While the Company continually works to safeguard our systems and mitigate potential risks, there can be no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches or mitigate all potential risks to our systems, networks and data. The potential consequences of a material cybersecurity attack include reputational damage, investigations and/or adverse proceedings with government regulators or enforcement agencies, litigation with third parties, disruption to our systems, unauthorized release of confidential, personally identifiable, or otherwise protected information, corruption of data, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness, results of operations and financial condition. The amount of insurance coverage we maintain may be inadequate to cover claims or liabilities resulting from a cybersecurity attack.

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

We have approximately $5.1 billion of total debt (see Note 17 to the Consolidated Financial Statements), including $500 million of outstanding borrowings under our Fifth Amended and Restated Credit Agreement and $368 million of outstanding borrowings under our USSK Credit Agreement. After the closing of the Big River Steel purchase on January 15, 2021, additional indebtedness of approximately $1.9 billion will be included on our Consolidated Balance Sheet (See Note 28 to the Consolidated Financial Statements). If our cash flows and capital resources are insufficient to fund our debt service obligations, we may face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, terminate strategic projects, or to dispose of material assets or operations or issue additional debt or equity. We may not be able to take such actions, if necessary, on commercially reasonable terms or at all. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results or operations and may place us at a competitive disadvantage with competitors who may have less indebtedness and other obligations or greater access to financing.

Our ability to service or refinance our debt or fund investments and capital expenditures required to maintain or expand our business operations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to satisfy our liquidity needs. In addition, the availability under our Fifth Amended and Restated Credit Agreement may be reduced if we have insufficient collateral, or if we do not meet a customary fixed charge coverage test. Availability under the USSK Credit Agreement could be limited if USSK does not meet certain financial covenants. Likewise, availability under Big River Steel LLC's asset-based revolving credit facility (the "BRS ABL Facility") could be limited if Big River Steel LLC and its subsidiaries do not meet certain financial covenants. Furthermore, the agreements governing the BRS ABL Facility and other outstanding indebtedness of Big River Steel LLC and its subsidiaries limit their ability, subject to certain exceptions, to pay dividends or distributions or make other restricted payments, such that we may not be able to access the cash generated by these recently acquired subsidiaries to fund our other expenditures. Our ability to meet such covenants or other restrictions can be affected by events beyond our control. If a default were to occur, the lenders could elect to declare all amounts then outstanding to be immediately due and payable and terminate all commitments to extend further credit. See the Liquidity section in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 17 to the Consolidated Financial Statements for further details.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, terminate strategic projects or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our debt. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Credit Facility Agreement governing the Fifth Amended and Restated Credit Agreement, the documents governing the USSK Credit Facilities, the documents governing the Export-Import Credit Agreement and the indentures governing our existing senior unsecured notes and our 2025 Senior Secured Notes may restrict our ability to dispose of assets and may also restrict our ability to raise debt or equity capital to be used to repay other debt when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our debt on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations.

If we cannot make scheduled payments on our debt, we will be in default and holders of our senior unsecured notes and our 2025 Senior Secured Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Fifth Amended and Restated Credit Agreement, the USSK Credit Facilities, the Export-Import Credit Agreement and the Export Credit Facility could terminate their commitments to loan money, accelerate full repayment of any or all amounts outstanding (which may result in the cross acceleration of certain of our other debt obligations) and the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. All of these events would materially and adversely affect our financial position and results of operations.

Based on the most recent four quarters as of December 31, 2020, we have not met the fixed charge negative covenant test under our Credit Facility Agreement, and accordingly, the amount available to the Company under this facility was reduced by $200 million. In addition, since the value of our inventory and trade accounts receivable less specified reserves calculated in accordance with the Credit Facility Agreement do not support the full amount of the facility at December 31, 2020, the amount available to the Company under this facility was further reduced by $351 million. As of December 31, 2020, the availability under the Credit Facility Agreement was $944 million.

Our business and execution of our strategic priorities require us to raise capital which could be difficult if we face depressed market conditions, lower earnings or credit rating downgrades by ratings agencies.

Executing on our strategic priorities will require us to raise additional capital, which we have sought and may seek through debt financing or the public or private sale of equity securities, or a combination of the foregoing. We cannot guarantee that we will be able to secure sources of financing at a particular time or on particular or favorable terms. Additionally, we may seek to raise funds through the divestiture or monetization of certain non-core assets. We cannot be assured that we will be able to find an attractive or acceptable partner for such transactions, or if we do, that we will be able to reach agreement on favorable or mutually satisfactory terms.

Ratings agencies could downgrade our ratings either due to factors specific to our business, a prolonged cyclical downturn in the steel industry, macroeconomic trends such as global or regional recessions and trends in credit and capital markets more generally. Our credit ratings were downgraded in 2020 by three credit ratings agencies, all citing among other things, the uncertainty in duration and impact of the COVID-19 outbreak on our business. Recently, Moody's withdrew Big River Steel's corporate family rating given our acquisition of the remaining interest in Big River Steel, and S&P lowered Big River Steel's credit rating to be in line with our corporate rating. Ratings agencies also may lower, suspend or withdraw ratings on the outstanding securities of U. S. Steel or Big River Steel. For example, Moody's recently downgraded the rating of our 2025 Senior Secured Notes to reflect the addition of Big River Steel's secured debt in our consolidated capital structure, and S&P recently lowered its ratings on Big River Steel's senior secured debt. Any lowering, suspension or withdrawal of such ratings may have an adverse effect on the market prices of such securities.

Any decline in our operating results or downgrades in our credit ratings may make raising capital or entering into any business transaction more difficult, lead to reductions in the availability of credit or increased cost of credit, adversely affect the terms of future borrowings, may limit our ability to take advantage of potential business opportunities, and lead to reductions in the availability of credit.

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

The level of cash funding for our defined benefit pension plans in future years depends upon various factors, including voluntary contributions that we may make, future pension plan asset performance, actual interest rates under the law, the impact of business acquisitions or divestitures, union negotiated benefit changes and future government regulations, many of which are not within our control. In addition, assets held by the trusts for our pension plan and our trust for retiree health care and life insurance benefits are subject to the risks, uncertainties and variability of the financial markets. Future funding requirements could also be materially affected by differences between expected and actual returns on plan assets, actuarial data and assumptions relating to plan participants, the discount rate used to measure the pension obligations and changes to regulatory funding requirements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 18 to the Consolidated Financial Statements for a discussion of assumptions and further information associated with these benefit plans.

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

We periodically test our equity method investments and other long-lived assets to determine whether their estimated fair value is less than their value recorded on our balance sheet. The results of this testing for potential impairment may be adversely affected by uncertain market conditions for the global steel industry and general economic conditions. If we determine that the fair value of any of these assets is less than the value recorded on our balance sheet, and, in the case of equity method investments the decline is other than temporary, we would likely incur a non-cash impairment loss that would negatively impact our results of operations. There can be no assurances that continued market dynamics or other factors may not result in future impairment charges.

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

We are involved at any given time in various litigation matters, including administrative and regulatory proceedings, governmental investigations, environmental matters, and commercial disputes. Our profitability and cash flows in a particular period could be negatively affected by an adverse ruling or settlement in any legal proceeding or investigation. While we believe that we have taken appropriate actions to mitigate and reduce these risks, due to the nature of our operations, these risks will continue to exist and additional legal proceedings or investigations may arise from time to time.

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

Steel producers in the U.S., along with their customers and suppliers, are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations concern the generation, storage, transportation, disposal, emission or discharge of pollutants, contaminants and hazardous substances into the environment, the reporting of such matters, and the general protection of public health and safety, natural resources, wildlife and the environment. Steel producers in the EU are subject to similar laws. These laws and regulations continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Additionally, compliance with certain of these laws and regulations, such as the CAA and similar state and local requirements, governing air emissions, could result in substantially increased capital requirements and operating costs and could change the equipment or facilities we operate. Compliance with current or future regulations could entail substantial costs for emission based systems and could have a negative impact on our results of operations and cash flows. Failure to comply with the requirements may result in administrative, civil and criminal penalties, revocation of permits to conduct business or construct certain facilities, substantial fines or sanctions, enforcement actions (including orders limiting our operations or requiring corrective measures), natural resource damages claims, cleanup and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws, regulations, codes and common law. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, liability may be imposed without regard to contribution or to whether we knew of, or caused, the release of hazardous substances.

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

Increasing pressure to reduce greenhouse gas (GHG) emissions from steelmaking operations to comply with new regulations as well as stakeholder expectations could increase costs to manufacture future materials or reduce the amount of materials being manufactured.

Iron and steel producers around the world are facing mounting pressure to reduce greenhouse gas emissions from operations. The majority of greenhouse gas emissions from the production of iron and steel are caused by the combustion of fossil fuels, the use of electrical energy, and the use of coal, lime, and iron ore as feedstock. The two main production processes are the integrated route of blast furnace ironmaking in combination with basic oxygen furnace steelmaking (BOF) and the alternative route of electric arc furnace steelmaking. Both routes generate greenhouse gas emissions with the latter process, involving the electric arc melting of a majority of steel scrap, generating less than half that, or less, of the traditional integrated steelmaking process. Federal, state and local governmental agencies within the United States may introduce regulatory changes in response to the potential impacts of climate change, including the introduction of carbon emissions limitations or trading mechanisms. Any such regulation regarding climate change and GHG emissions could impose significant costs on our operations and on the operations of our customers and suppliers, including increased energy, capital equipment, emissions controls, environmental monitoring and reporting and other costs in order to comply with current or future laws or regulations concerning climate change and GHG emissions. Any adopted future climate change and GHG regulations could negatively impact our ability, and that of our customers and suppliers, to compete with companies situated in areas not subject to or not complying with such limitations. Inconsistency of regulations may also change the attractiveness of the locations of some of the Company's assets and investments. In addition, changes in certain environmental regulations, including those that may impose output limitations or higher costs associated with climate change or greenhouse gas emissions, could substantially increase the cost of manufacturing and raw materials to us and other steel producers.

Additionally, the European Union has established aggressive CO2 reduction targets of 40% by 2030, against a 1990 baseline, and full carbon neutrality by 2050. As part of the European Green Deal the Commission proposed in September 2020 to raise the 2030 reduction target to at least 55% compared to 1990. The new target has still to be endorsed by the European Parliament. An emission trading system (ETS) was established to encourage compliance with set emissions reduction targets. These aggressive targets require drastic measures within the steel industry to comply. The price of CO2 emission allowances is currently at 33 euro per metric ton and forecasts call for potential price increase to 40 euro per metric ton. The transition to EAF technology, as well as incremental gains in energy reduction, use of renewable energy and continued asset and process improvements (including EAF steelmaking), are expected to reduce our GHG footprint. However, the development of breakthrough technologies is likely required to continue the path of low to no carbon footprint in the steel industry. Implementation of new technologies will most likely require significant amounts of capital and an abundant source of low-cost hydrogen and/or green power, most likely leading to an increase in the cost of future steelmaking. In addition, the cost of emission allowances is forecast to increase, along with the number of allowances decreasing in the next several years.

Reduced access to or increased cost of capital may occur as financial institutions and investors also increase expectations related to environmental, social and governance matters.

New and changing data privacy laws and cross-border transfer requirements could have a negative impact on our business and operations.

Our business depends on the processing and transfer of data between our affiliated entities, to and from our business partners, and with third-party service providers, which may be subject to data privacy laws and cross-border transfer restrictions. In North America and Europe, new legislation and changes to the requirements or applicability of existing laws, as well as evolving standards and judicial and regulatory interpretations of such laws, may impact U. S. Steel’s ability to effectively process and transfer data both within the United States and across borders in support of our business operations and/or keep pace with specific requirements regarding safeguarding and handling personal information. While U. S. Steel takes steps to comply with these legal requirements, non-compliance could lead to possible administrative, civil, or criminal liability, as well as reputational harm to the Company and its employees. For example, the European Union’s General Data Protection Regulation (GDPR), which went into effect in May 2018, created a range of new compliance obligations for subject companies and increases financial penalties for non-compliance. The costs of compliance with privacy laws such as the GDPR and the potential for fines and penalties in the event of a breach may have a negative impact on our business and operations.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

See Item 1. Business, Facilities and Locations for listings of U. S. Steel’s main properties, their locations and their products and services.

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

For property, plant and equipment additions, including finance leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources” and Note 13 to the Consolidated Financial Statements.

Item 3. LEGAL PROCEEDINGS

General Litigation

On January 22, 2021 NLMK Pennsylvania, LLC and NLMK Indiana, LLC (NLMK) filed a Complaint in the Court of Common Pleas of Allegheny County, Pennsylvania against the Company. The Complaint alleges that the Company made misrepresentations to the U. S. Department of Commerce regarding NLMK’s requests to be excluded from tariffs assessed on steel slabs imported into the United States pursuant to the March 2018 Section 232 Presidential Order imposing tariffs. NLMK claims over $100 million in compensatory and other damages. The Company is reviewing the Complaint and intends to vigorously defend the matter.
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
On November 30, 2018, the Minnesota Pollution Control Agency (MPCA) issued a new Water Discharge Permit for the Minntac Tailings Basin waters. The permit contains new sulfate limitations applicable to water in the Tailings Basin and groundwater flowing from U. S. Steel’s property. The MPCA also acted on the same date, denying the Company’s requests for variances from ground and surface water standards and request for a contested case hearing. U. S. Steel filed appeals with the Minnesota Court of Appeals challenging the actions taken by the MPCA. Separate appeals were filed by a Minnesota Native American Tribe (Fond du Lac Band) and a nonprofit environmental group (Water Legacy). All cases were consolidated. On December 9, 2019, the Court issued a favorable ruling to U. S. Steel, removing the sulfate limitations for the Tailings Basin and groundwater. The opposing parties filed appeals with the Minnesota Supreme Court on January 8, 2020 which were accepted by that Court. On February 10, 2021 the Minnesota Supreme Court reversed the Court of Appeals’ decision regarding sulfate limitations and remanded the case for further proceedings, including a determination on the Company’s requests for variances.
On October 2, 2017, an Amended Shareholder Class Action Complaint was filed in the United States District Court for the Western District of Pennsylvania consolidating previously-filed actions. Separately, five related shareholder derivative lawsuits were filed in State and Federal courts in Pittsburgh, Pennsylvania and the Delaware Court of Chancery. The underlying consolidated class action lawsuit alleges that U. S. Steel, certain current and former officers, an upper level manager of the Company and the financial underwriters who participated in the August 2016 secondary public offering of the Company's common stock (collectively, Defendants) violated federal securities laws in making false statements and/or failing to discover and disclose material information regarding the financial condition of the Company. The lawsuit claims that this conduct caused a prospective class of plaintiffs to sustain damages during the period from January 27, 2016 to April 25, 2017 as a result of the prospective class purchasing the Company's common stock at artificially inflated prices and/or suffering losses when the price of the common stock dropped. The derivative lawsuits generally make the same allegations against the same officers and also allege that certain current and former members of the Board of Directors failed to exercise appropriate control and oversight over the Company and were unjustly compensated. The plaintiffs seek to recover losses that were allegedly sustained. The class action Defendants moved to dismiss plaintiffs’ claims. On September 29, 2018 the Court ruled on those motions granting them in part and denying them in part. On March 18, 2019, the plaintiffs withdrew the claims against the Defendants related to the 2016 secondary offering. As a result, the underwriters are no longer parties to the case. The Company and the individual defendants are vigorously defending the remaining claims. On December 31, 2019, the Court granted Plaintiffs’ motion to certify the proceeding as a class action. The Company's appeal of that decision has been denied by the Third Circuit Court of Appeals and the class has been notified. Discovery is proceeding.
Asbestos Litigation
See Note 26 to our Consolidated Financial Statements, Contingencies and Commitments for a description of our asbestos litigation.

ENVIRONMENTAL PROCEEDINGS

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of December 31, 2020, under federal and state environmental laws, and which U. S. Steel reasonably believes may result in monetary sanctions of at least $1 million (the threshold chosen by U. S. Steel as permitted by Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended). Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

As of December 31, 2020, U. S. Steel has received information requests or been identified as a PRP at a total of five CERCLA sites, three of which have liabilities that have not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at the other two sites will be between $1 million and $5 million for one of the sites, and over $5 million for one site as described below.

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

Remediation contracts were issued by both USS and GLNPO for the first portion of the remedial work at the site during the fourth quarter of 2020. Work continues on refinement of the remaining portions of the remedial design and permitting. Additional design, oversight costs, and implementation of U. S. Steel's preferred remedial alternatives on the upland property and Estuary are currently estimated as of December 31, 2020 at approximately $34 million.

Resource Conservation Recovery Act (RCRA) and Other Remediation Sites

U. S. Steel may be liable for remediation costs under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. There are nine such sites where remediation is being sought involving amounts in excess of $1 million. Based on currently available information, which is in many cases preliminary and incomplete, management believes that liability for cleanup and remediation costs in connection with four sites may involve remediation costs between $1 million and $5 million per site and five sites are estimated to or could have, costs for remediation, investigation, restoration or compensation in excess of $5 million per site.

For more information on the status of remediation activities at U. S. Steel’s significant sites, see the discussions below.

Gary Works

On October 23, 1998, the U.S. EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a RCRA Facility Investigation (RFI), a Corrective Measures Study (CMS) and Corrective Measure Implementation. Evaluations are underway at six groundwater areas on the east side of the facility. An Interim Stabilization Measure work plan has been approved by U.S. EPA for one of the six areas and a contractor has initiated installation of the remedial system. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $25 million as of December 31, 2020, based on our current estimate of known remaining costs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel awarded a contract for the implementation of the CAMU project during the fourth quarter of 2018. Construction, waste stabilization and placement along with closure of the CAMU were substantially completed in the fourth quarter of 2020. U. S. Steel has an accrued liability of approximately $21 million as of December 31, 2020, for our estimated share of the remaining costs of remediation at the site.

USS-POSCO Industries (UPI)

In February 2020, U. S. Steel purchased the remaining 50 percent interest in UPI, a former joint venture that is located in Pittsburg, California between subsidiaries of U. S. Steel and POSCO. Prior to formation of the joint venture, UPI's facilities were previously owned and operated solely by U. S. Steel which assumed responsibility for the existing environmental conditions. U. S. Steel continues to monitor the impacts of the remedial plan implemented in 2016 to address groundwater impacts from trichloroethylene at SWMU 4. Evaluations continue for the SWMUs known as the Northern Boundary Group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As such, there has been no material change in the status of the project during the twelve months ended December 31, 2020. As of December 31, 2020, approximately $1 million has been accrued for ongoing environmental studies, investigations and remedy monitoring. Significant additional costs associated with this site are possible and are referenced in Note 26 to the Consolidated Financial Statements, Contingencies and Commitments, Environmental Matters, Remediation Projects, Projects with Ongoing Study and Scope Development. See Note 5 to the Consolidated Financial Statements for further details regarding U. S. Steel's purchase of UPI.

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

Cherryvale (KS) Zinc

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation of the site proper was essentially completed in 2007. The Consent Order was amended on May 3, 2013, to require investigation (but not remediation) of potential contamination beyond the boundary of the former zinc smelting operation. On November 22, 2016, KDHE approved a State Cooperative Final Agency Decision Statement that identified the remedy selected to address potential contamination beyond the boundary of the former zinc smelting site. The Removal Action Design Plan was approved during the second quarter of 2018. The Waste Deposition Area design and the Interim Risk Management Plan (which includes institutional controls) were approved by KDHE during the fourth quarter of 2018. An amended consent order for remediation was signed in May 2019 and a remediation contract was executed in June 2019. Remediation work is now underway and is projected to continue through 2022. U. S. Steel has an accrued liability of approximately $7 million as of December 31, 2020, for our estimated share of the cost of remediation.

Fairfield Works

A consent decree was signed by U. S. Steel, the U.S EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) in December 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management, with the approval of the U.S. EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. While work continues on different aspects of the program, there has been no material change in the status of the project during the twelve months ended December 31, 2020. In total, the accrued liability for remaining work under the Corrective Action Program, was approximately $213,000 at December 31, 2020. Significant additional costs associated with this site are possible and are referenced in Note 26 to the Consolidated Financial Statements “Contingencies and Commitments, Environmental Matters, Remediation Projects, Projects with Ongoing Study and Scope Development.”

Air Related Matters

Great Lakes Works

In June 2010, the U.S. EPA significantly lowered the primary (NAAQS) for SO2 from 140 ppb on a 24-hour basis to an hourly standard of 75 ppb. Based upon the 2009-2011 ambient air monitoring data, the U.S. EPA designated the area in which Great Lakes Works is located as nonattainment with the 2010 SO2 NAAQS.

As a result, pursuant to the CAA, the Michigan Department of Environment, Great Lakes and Energy (EGLE) was required to submit a SIP to the U.S. EPA that demonstrates that the entire nonattainment area (and not just the monitor) would be in attainment by October 2018 by using conservative air dispersion modeling. To develop the SIP, U. S. Steel met with EGLE on multiple occasions and had offered reduction plans to EGLE but the parties could not agree to a plan. EGLE, instead promulgated Rule 430 which was solely directed at U. S. Steel. The Company challenged Rule 430 before the Michigan Court of Claims who by Order dated October 4, 2017, granted the Company’s motion for summary disposition voiding Rule 430 finding that it violated rule-making provisions of the Michigan Administrative Procedures Act and Michigan Constitution. Since Rule 430 has been invalidated and EGLE's SIP has not been approved, the U.S. EPA has indicated that it would promulgate a Federal Implementation Plan (FIP) pursuant to its obligations and authority under the CAA. Because development of the FIP is in the early stages, the impacts of the nonattainment designation to the Company are not estimable at this time.

Granite City Works

In October 2015, Granite City Works received a Violation Notice from Illinois Environmental Protection Agency (IEPA) in which the IEPA alleges that U. S. Steel violated the emission limits for nitrogen oxides (NOx) and volatile organic compounds from the Basic Oxygen Furnace Electrostatic Precipitator Stack. In addition, the IEPA alleges that U. S. Steel exceeded its natural gas usage limit at its CoGeneration Boiler. U. S. Steel responded to the notice and is currently discussing resolution of the matter with IEPA.

Although discussions with IEPA regarding the foregoing alleged violations are ongoing and the resolution of these matters is uncertain at this time, it is not anticipated that the result of those discussions will be material to U. S. Steel.

Minnesota Ore Operations

On February 6, 2013, the U.S. EPA published a FIP that applies to taconite facilities in Minnesota. The FIP establishes and requires emission limits and the use of low NOx reduction technology on indurating furnaces as Best Available Retrofit Technology (BART). While U. S. Steel installed low NOx burners on three furnaces at Minntac and is currently obligated to install low NOx burners on the two other furnaces at Minntac pursuant to existing agreements and permits, the rule would require the installation of a low NOx burner on the one furnace at Keetac for which U. S. Steel did not have an otherwise existing obligation. U. S. Steel estimates expenditures associated with the installation of low NOx burners of as much as $25 million to $30 million. In 2013, U. S. Steel filed a petition for administrative reconsideration to the U.S. EPA and a petition for judicial review of the 2013 FIP and denial of the Minnesota SIP to the Eighth Circuit. In April 2016, the U.S. EPA promulgated a revised FIP with the same substantive requirements for U. S. Steel. In June 2016, U. S. Steel filed a petition for administrative reconsideration of the 2016 FIP to the U.S. EPA and a petition for judicial review of the 2016 FIP before the Eighth Circuit Court of Appeals. While the proceedings regarding the petition for judicial review of the 2013 FIP remained stayed, oral arguments regarding the petition for judicial review of the 2016 FIP were heard by the Eighth Circuit Court of Appeals on November 15, 2017. Thus, both petitions for judicial review remain with the Eighth Circuit. On December 4, 2017, the U.S. EPA published a notification in the Federal Register in which the U.S. EPA denied U. S. Steel’s administrative petitions for reconsideration and stay of the 2013 FIP and 2016 FIP. On February 1, 2018, U. S. Steel filed a petition for judicial review of the U.S. EPA’s denial of the administrative petitions for reconsideration to the Eighth Circuit Court of Appeals. The U.S. EPA and U. S. Steel reached a settlement regarding the five indurating lines at Minntac. Notice of a 30-day comment period of the settlement agreement was published in the September 11, 2019, Federal Register. The comment period expired on October 11, 2019. U. S. Steel will work with the U.S. EPA to address any comments. U. S. Steel and the U.S. EPA continue to negotiate resolution for Keetac.

Mon Valley Works

On November 9, 2017, the U.S. EPA Region III and the Allegheny County Health Department (ACHD) jointly issued a Notice of Violation (NOV) regarding the Company’s Edgar Thomson facility in Braddock, PA. In addition, on November 20, 2017, ACHD issued a separate, but related NOV to the Company regarding the Edgar Thomson facility. In the NOVs, based upon their inspections and review of documents collected throughout the last two years, the agencies allege that the Company has violated the CAA by exceeding the allowable visible emission standards from certain operations during isolated events. In addition, the agencies allege that the Company has violated certain maintenance, reporting, and recordkeeping requirements. U. S. Steel met with U.S. EPA Region III and ACHD several times. ACHD, the U.S. EPA Region III and U. S. Steel continue to negotiate a potential resolution of the matter.

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

Water Related Matters

On February 7, 2020, the Indiana Department of Environmental Management (IDEM) issued an Amended Notice of Violation and Proposed Agreed Order related to alleged NPDES permit water discharge violations at our Midwest Plant in Portage, Indiana during the period of November 2018 through December 2019 unrelated to the violations resolved in the Consent Decree. The Proposed Agreed Order seeks corrective actions, a civil penalty, and stipulated penalties for future violations. The parties continue to negotiate a Proposed Agreed Order.

Item 4. MINE SAFETY DISCLOSURE

The information concerning mine safety violations and other regulatory matters required by Section 150 of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The executive officers of U. S. Steel and their ages as of February 1, 2021, are as follows:

Name	Age	Title	Executive Officer Since
Christine S. Breves	64	Senior Vice President & Chief Financial Officer	April 27, 2017
James E. Bruno	55	Senior Vice President - European Solutions and President - USSK	December 1, 2014
Scott D. Buckiso	53	Senior Vice President and Chief Manufacturing Officer North American Flat-Rolled	May 31, 2015
David B. Burritt	65	President & Chief Executive Officer	September 1, 2013
Richard L. Fruehauf	53	Senior Vice President - Strategic Planning and Chief Strategy and Development Officer	March 1, 2019
Manpreet S. Grewal	41	Vice President & Controller	March 30, 2020
Duane D. Holloway	48	Senior Vice President, General Counsel and Chief Ethics & Compliance Officer	April 16, 2018
Kenneth E. Jaycox	53	Senior Vice President and Chief Commercial Officer	September 28, 2020
A. Barry Melnkovic	63	Senior Vice President and Chief Human Resources Officer	March 1, 2018

Messrs. Buckiso, Burritt and Bruno and Ms. Breves have held responsible management or professional positions with U. S. Steel or its subsidiaries for more than the past five years. Prior to joining U. S. Steel in 2020 Mr. Jaycox served as Vice President, Transformation at Sysco Corporation where during his seven-year tenure, he progressed through a series of executive responsibilities including transformation, sales development and support, and revenue management. Prior to joining U. S. Steel in 2020 Mr. Grewal served as vice president, business finance, controller, and chief accounting officer at Covanta since February 2017. Prior to Covanta, Mr. Grewal spent fourteen years at Johnson Controls Incorporated (formerly Tyco International) in increasingly responsible roles, including internal audit, accounting, controllership, and financial planning and analysis. Mr. Fruehauf joined U. S. Steel in September 2014 as assistant general counsel - commercial and progressed through roles of increasing responsibility in the legal department, before moving to lead Strategy in April 2018. Prior to joining U. S. Steel in 2018, Mr. Holloway served as executive vice president and general counsel at Ascena Retail Group Inc. During his time at Ascena, Mr. Holloway served as global chief legal, compliance, sustainability and diversity officer. Prior to his work at Ascena, Mr. Holloway served as vice president and deputy general counsel for CoreLogic Inc., the leading global residential property information, analytics and data-enabled solutions provider. Prior to joining U. S. Steel in 2017, Mr. Melnkovic served as executive vice president and chief human capital officer, labor relations, diversity and lean enterprise solutions for National Railroad Passenger Corporation / Amtrak.

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

As of February 8, 2021, there were 11,605 registered holders of U. S. Steel common stock.

The Board of Directors currently intends to declare and pay dividends on shares of U. S. Steel common stock based on the financial condition and results of operations of U. S. Steel out of legally available funds and in accordance with the requirements set forth by applicable law. Quarterly dividends were declared by U. S. Steel in 2020 and 2019 in the amount of $0.01 per share and $0.05 per share, respectively.

Stockholder Return Performance

The graph below compares the yearly change in cumulative total stockholder return of our common stock with the cumulative total return of the Standard & Poor’s (S&P) 500 Stock Index and the S&P 600 Steel Index.

Comparison of Cumulative Total Return
on $100 Invested in U. S. Steel Stock on December 31, 2015
vs
S&P 500 and S&P 600 Steel Index

U.S. Steel
S&P 500
S&P 600 Steel Index
500
450
400
350
300
250
200
150
100
50
0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020

For information on securities authorized for issuance under our equity compensation plans, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Unregistered Sales of Equity Securities

U. S. Steel had no sales of unregistered equity securities during the period covered by this report.

Item 6. SELECTED FINANCIAL DATA

Omitted at the Company's option.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes that appear elsewhere in this document. Please refer to Item 7 of our 2019 Form 10-K for further discussion and analysis of our 2018 financial condition and results of operations.

Overview

According to World Steel Association’s latest published statistics, U. S. Steel was the twenty-seventh largest steel producer in the world in 2019. Also in 2019 according to World Steel Association’s latest published statistics, U. S. Steel was the third largest steel producer in the United States. U. S. Steel has a broad and diverse mix of products and customers. We use iron ore, coal, coke, steel scrap, zinc, tin, and other metallic additions to produce a wide range of flat-rolled and tubular steel products, concentrating on value-added steel products for customers with demanding technical applications in the transportation, appliance, container, industrial machinery, construction and oil, gas, and petrochemical industries. In addition to our facilities in the United States, U. S. Steel has significant operations in Eastern Europe through U. S. Steel Košice (USSK), located in Slovakia.

We are proud to report the following accomplishments achieved in 2020:

•Set a safety performance record with a 2020 Days Away from Work rate of 0.07, which is eight times better than the industry average reported by the U.S. Bureau of Labor Statistics.

•Articulating and executing on the transformative Best of BothSM strategy, including exercise of the option to acquire the remaining interest in Big River Steel. The acquisition closed on January 15, 2021.

•Commissioned the new 1.6 million ton electric arc furnace (EAF) at Fairfield, Alabama in October 2020 that is currently used to feed our 0.9 million ton rounds caster.

•Completed construction of the continuous galvanizing line at our PRO-TEC joint venture, which will provide superior finishing capabilities for our differentiated line of advanced high strength steels.

•Trialed 11 U. S. Steel grades of steel at Big River Steel, with its low carbon emissions intensity production process, in furtherance of our commitment to support our sustainability goals and those of our customers.

•Awarded a perfect "100" score by the Human Rights Campaign Corporate Equality Index for the second straight year.

•Positive operating cash flow of $138 million in 2020 and strong year-end liquidity of approximately $3.2 billion, including $2.0 billion of cash, to support the execution of our strategy.

•Achieved record low 24-day cash conversion cycle time, demonstrating intense focus on cash efficiency.

•Successfully raised approximately $1.7 billion in incremental capital including debt offerings and stock issuances.

•Received approximately $163 million and $94 million in net proceeds from the sale of a non-core real estate asset in Fairless, Pennsylvania and the Stelco option to purchase a 25 percent interest in our Minntac mine in Mt. Iron, Minnesota, respectively.

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

We aim to achieve our vision by successfully executing on our world-competitive, Best of Both strategy. By bringing together the best of the integrated steelmaking model with the best of the mini mill steelmaking model, we will transform our business to drive long-term cash flow through industry cycles. We aim to offer an unparalleled product platform to serve customers, achieve world-competitive positioning in strategic, high-margin end markets, and deliver high-quality, value-added products and innovative solutions that address our customers' most challenging steel needs. To become a Best of Both company, we are enhancing our focus on operational and commercial excellence and promoting technological innovation, so we can establish a more competitive cost structure and enhance our capabilities … two key drivers for our strategy.

U. S. Steel's results in 2020 were significantly impacted by market challenges in each of the Company's three reportable segments: North American Flat-Rolled (Flat-Rolled), U. S. Steel Europe (USSE) and Tubular Products (Tubular). In Flat-Rolled, results improved in the second half of the year due to the resumption of more typical operations from consumers of steel in North America that had been completely or partially shut down due to the coronavirus (COVID-19) pandemic. As regions unevenly re-

opened from pandemic related temporary idlings, demand levels increased, though demand remains at below typical levels. While steel prices did increase toward the end of the year, continued low spot prices impacted operating results for most of the year. Flat-Rolled results were largely impacted by the reset of calendar year fixed contract prices, as well as lost shipments due to customer operating restrictions and lower demand as a result of the COVID-19 pandemic. As a result of the sharp decline in North American steel demand, driving raw steel capacity utilization rates sharply lower to almost 50%, there was also significant spot price erosion that followed. USSE continued to experience margin compression due to modestly recovered but still weak performance of the manufacturing sector combined with continued high levels of imports and high raw materials costs. In Tubular, the continued disruption in the oil and gas industry, as well as pandemic-related impacts, reduced demand for oil and gas and severely impacted energy prices, creating significant reductions of drilling activity in the U.S. See Item 1. Business, Human Capital Management and Item 1. Business, Capital Structure and Liquidity for further details regarding our human and financial response to the COVID-19 pandemic, respectively.

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

Inventories – Inventories are carried at the lower of cost or market for last-in, first-out (LIFO) inventories and lower of cost and net realizable value for first-in, first-out (FIFO) method inventories. LIFO is the predominant method of inventory costing for inventories in the United States and FIFO is the predominant method used in Europe. The LIFO method of inventory costing was used on 59 percent and 75 percent of consolidated inventories at December 31, 2020 and 2019, respectively. Since the LIFO inventory valuation methodology is an annual calculation, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by estimating the year end inventory amounts. The projections of annual LIFO inventory amounts are updated quarterly. Changes in U.S. GAAP rules or tax law, such as the elimination of the LIFO method of accounting for inventories, could negatively affect our profitability and cash flow.

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

Income from investees includes U. S. Steel’s share of income from equity method investments, which is generally recorded a month in arrears. Gains or losses from changes in ownership of unconsolidated investees are recognized in the period of change. Intercompany profits and losses on transactions with equity investees have been eliminated in consolidation subject to lower of cost or market inventory adjustments.

U. S. Steel evaluates impairment of its equity method investments whenever circumstances indicate that a decline in value below carrying value is other than temporary. Under these circumstances, we would adjust the investment down to its estimated fair value, which then becomes its new carrying value.

Financial Instruments – U. S. Steel's purchase of a 49.9% equity ownership interest in Big River Steel on October 31, 2019 included certain call and put options. U. S. Steel marked these options to fair value each reporting period using a Monte Carlo simulation which is considered a Level 3 valuation technique. Level 3 valuation techniques include inputs to the valuation methodology that are considered unobservable and significant to the fair value measurement. When the U. S. Steel call option was exercised, the options were legally extinguished and a contingent forward purchase commitment was recorded for the value of the unsettled commitment to purchase the remaining interest in Big River Steel. The contingent forward purchase commitment was removed with the close of the Big River Steel purchase which occurred on January 15, 2021. See Note 5 and Note 20 to the Consolidated Financial Statements for further details.

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

U. S. Steel’s investment strategy for its U.S. pension plan assets provides for a diversified mix of high quality bonds, public equities and selected smaller investments in private equities, private credit, timber and mineral interests. For its U.S. pension plan, U. S. Steel has a target allocation for plan assets of 45 percent in corporate bonds, government bonds and mortgage and asset-backed securities. The balance is primarily invested in equity securities, timber, private equity and real estate partnerships. U. S. Steel believes that returns on equities over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds tend to offset some of the short-term volatility of stocks. Both equity and fixed-income investments are made across a broad range of industries and companies (both domestic and foreign) to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel will use a 6.90 percent assumed rate of return on assets for the development of net periodic cost for the main defined benefit pension plan in 2021. The 2021 assumed rate of return was determined by taking into account the intended asset mix and some moderation of the historical premiums that fixed-income and equity investments have yielded above government bonds. Actual returns since the inception of the plans have exceeded the 6.90 percent rate and while recent annual returns have been volatile, it is U. S. Steel’s expectation that rates will achieve this level in future periods.

The UPI investment strategy for its pension plan is to minimize the volatility of the value of pension assets relative to obligations and to ensure assets are sufficient to pay plan benefits. To achieve this strategy, UPI has a liability driven allocation of 60 percent in fixed income with the balance primarily invested in return seeking U.S. and global equity. UPI will use a 5.35 percent assumed rate of return on assets for the development of net periodic cost for the UPI defined benefit pension plan in 2021.

For its Other Benefits plan assets, U. S. Steel employs a liability driven investment strategy. The plan assets are allocated to match the plan cash flows with maturing investments. To achieve this strategy, U. S. Steel has a target allocation for plan assets of 90 percent in high quality bonds. The balance is primarily invested in equity securities, timber, private equity, private credit and real estate partnerships. U. S. Steel will use a 4.25 percent assumed rate of return on assets for the development of net periodic cost for its Other Benefits plans. The 2021 assumed rate of return includes consideration of the intended asset mix.

The expected long-term rate of return on plan assets is applied to the market value of assets as of the beginning of the period less expected benefit payments and considering any planned contributions.

To determine the discount rate used to measure our pension and Other Benefit obligations for U.S. plans we utilize a bond matching approach to select specific bonds that would satisfy our projected benefit payments. At December 31, 2020, the weighted average discount rate used for our pension and Other Benefit obligations was determined to be 2.72 percent and 2.80 percent, respectively, compared to the weighted average discount rate used of 3.35 percent and 3.43 percent, respectively, at December 31, 2019. The discount rate reflects the current rate at which we estimate the pension and Other Benefits liabilities could be effectively settled at the measurement date.

U. S. Steel reviews its actual historical rate experience and expectations of future health care cost trends to determine the escalation of per capita health care costs under U. S. Steel’s benefit plans. Approximately three quarters of our costs for the domestic United Steelworkers (USW) participants’ retiree health benefits in the Company’s main domestic benefit plan are limited to a per capita dollar maximum calculation based on 2006 base year actual costs incurred under the main U. S. Steel benefit plan for USW participants (cost cap). The full effect of the cost cap is expected to be realized around 2028. After 2028, the Company’s costs for a majority of USW retirees and their dependents are expected to remain fixed and as a result, the cost impact of health care escalation for the Company is projected to be limited for this group (See Note 18 to the Consolidated Financial Statements). For measurement of its domestic retiree medical plans where health care cost escalation is applicable, U. S. Steel has assumed an initial escalation rate of 6.50 percent for 2021. This rate is assumed to decrease gradually to an ultimate rate of 4.50 percent in 2029 and remain at that level thereafter.

Net periodic pension benefit cost, including multiemployer plans, is expected to total approximately $87 million in 2021 compared to $145 million in 2020. Excluding settlement and special termination losses totaling $11 million in 2020, the decrease in net periodic pension benefit cost in 2021 is primarily due to 2020 asset performance, partially offset by the decrease in discount rates. Net periodic other benefit income in 2021 is expected to be approximately $(72) million, compared to $(23) million in 2020. The expected improvement in the 2021 net periodic other benefit income is primarily due to the expiration of prior service cost bases and projected decreases in future healthcare costs.

The tables below project the incremental effect of a hypothetical one percentage point change in significant assumptions used in determining the funded status and net periodic benefit cost for pension and other benefits:

	At December 31, 2020
	Hypothetical Rate Change
(In millions)	1%	(1)%
Discount rates and interest rates
Incremental change in:
Pension and other benefits obligations, increase/(decrease)	$(719)	$861
Fixed income assets, (increase)/decrease	481	(582)
Net impact on funded status, increase/(decrease)	$238	$(279)

The fixed income asset sensitivity shown above excludes other fixed income return components (e.g. changes in credit spreads, bond coupon and active management excess returns), and growth asset returns. Fixed income sensitivity reflects the asset allocation and investment policy effective December 31, 2020. Other factors that impact net funded status (e.g., contributions) are not reflected.

Discount rates and the expected long-term return on assets have a material impact on net periodic pension and other benefit costs. The table below estimates the impact to net periodic pension costs of a hypothetical one percentage point change in rates:

	Hypothetical Rate Increase (Decrease)
(In millions)	1%	(1)%
Expected return on plan assets
Incremental (decrease) increase in:
Net periodic pension and other benefits costs for 2020	$(71)	$71
Discount rates
Incremental (decrease) increase in:
Net periodic pension & other benefits costs for 2020	$(16)	$14

Changes in the assumptions for expected annual return on plan assets and the discount rate used for accounting purposes do not impact the funding calculations used to derive minimum funding requirements for the pension plan. However, the discount rate required for minimum funding purposes is also based on corporate bond related indices and as such, the same general sensitivity concepts as above can be applied to increases or decreases to the funding obligations of the plans assuming the same hypothetical rate changes. (See Note 18 to the Consolidated Financial Statements for a discussion regarding legislation enacted in November of 2015 that impacts the discount rate used for funding purposes.) For further cash flow discussion see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.”

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

For the period ended March 31, 2020, the steep decline in oil prices that resulted from market oversupply and declining demand was considered a triggering event for the welded tubular and seamless tubular asset groups. A quantitative analysis was completed for both asset groups and a $263 million impairment, consisting of an impairment of $196 million for property, plant and equipment and $67 million for intangible assets was recorded for the welded tubular asset group while no impairment was indicated for the seamless tubular asset group. There were no other triggering events that required an impairment evaluation of our long-lived asset groups during the year-ended December 31, 2020.

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
At December 31, 2020, after weighing all the positive and negative evidence, U. S. Steel determined that it was still more likely than not that the net domestic deferred tax asset (excluding a portion of a deferred tax liability with an indefinite life) may not be realized. As a result, U. S. Steel recorded a $229 million non-cash charge to tax expense. In the future, if we determine that it is more likely than not that we will be able to realize all or a portion of our deferred tax assets, the valuation allowance will be reduced, and we will record a benefit to earnings. See Note 11 to the Consolidated Financial Statements for further details.

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

At the end of both 2020 and 2019, U. S. Steel did not have any undistributed foreign earnings and profits for which U.S. deferred taxes have not been provided.
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
Environmental remediation – U. S. Steel has been identified as a potentially responsible party (PRP) at five sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) as of December 31, 2020. Of these, there are three sites where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but where sufficient information is not presently available to confirm the existence of liability or to make a reasonable estimate with respect to any potential liabilities. There are also nine additional sites where U. S. Steel may be liable for remediation costs in excess of $1 million under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share, is frequently dependent upon the outcome of ongoing investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as remediation obligations arise, charges in excess of those previously accrued may be required.
U. S. Steel's accrual for environmental liabilities for U.S. and international facilities as of December 31, 2020 and 2019 was $146 million and $186 million, respectively. These amounts exclude liabilities related to asset retirement obligations, disclosed in Note 19 to the Consolidated Financial Statements.
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
For discussion of relevant environmental items, see “Part I. Item 3. Legal Proceedings—Environmental Proceedings.”
Segments

U. S. Steel has three reportable segments: North American Flat-Rolled (Flat-Rolled), U. S. Steel Europe (USSE) and Tubular Products (Tubular). The results of our 49.9% ownership interest in Big River Steel and our railroad and real estate businesses that do not constitute reportable segments are combined and disclosed in the Other Businesses category. Beginning in 2021, we will report the results of Big River Steel in a separate “Mini Mill” segment.

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

For further information, see Note 4 to the Consolidated Financial Statements.

Net Sales

Total Net Sales
Millions of Dollars
$15,000
$10,000
$5,000
$10,261
$12,250
$14,178
$12,937
$9,741
2016
2017
2018
2019
2020
Total Net Sales

Net Sales by Segment

(Dollars in millions, excluding intersegment sales)	2020	2019	2018
Flat-Rolled	$7,071	$9,279	$9,681
USSE	1,967	2,417	3,205
Tubular	639	1,188	1,231
Total sales from reportable segments	9,677	12,884	14,117
Other Businesses	64	53	61
Net sales	$9,741	$12,937	$14,178

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments is set forth in the following tables:

Year Ended December 31, 2020 versus Year December 31, 2019

	Steel Products(a)
	Volume	Price	Mix	FX(b)	Other(c)	Net Change
Flat-Rolled	(16)%	(7)%	3%	—%	(4)%	(24)%
USSE	(15)%	(6)%	1%	1%	—%	(19)%
Tubular	(39)%	(7)%	—%	—%	—%	(46)%
(a)Excludes intersegment sales
(b)Foreign currency translation effects
(c)Primarily sales of raw materials and coke making by-products

Net sales for the twelve months ended December 31, 2020 compared to the same period in 2019 were $9,741 million and $12,937 million, respectively.
•For the Flat-Rolled segment the decrease in sales resulted from decreased shipments (decrease of 1,989 million tons) across most products, a result of the COVID-19 pandemic induced shutdowns that began late in the first quarter of 2020. Lower average realized prices of $35 per net ton for 2020 were also a result of the pandemic onset in March.
•For the USSE segment the decrease in sales resulted from decreased shipments (decrease of 549 thousand tons) across most products and lower average realized prices (decrease of $26 per net ton) across all products.
•For the Tubular segment the decrease in sales resulted from decreased shipments (decrease of 305 thousand tons) across all products, lower average realized prices (decrease of $179 per net ton) across all products and continued high levels of energy tubular imports.

Operating Expenses

Union profit-sharing costs

	Year Ended December 31,
(Dollars in millions)	2020	2019
Allocated to segment results	$—	$12

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

Net periodic pension and other benefits costs

Pension and other benefit costs (other than service cost) are reflected within net interest and other financial costs and the service cost component is reflected within cost of sales in the Consolidated Statements of Operations.

Defined benefit and multiemployer pension plan costs included in cost of sales totaled $127 million in 2020 and $121 million in 2019.

Other benefit service cost included in cost of sales totaled $12 million in 2020 and $13 million in 2019.

Costs related to defined contribution plans totaled $22 million in 2020 and $48 million in 2019. The decrease from 2019 primarily resulted from the temporary suspension of the Company's contributions for salaried defined contribution plans that occurred within 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses were $274 million in 2020 and $289 million in 2019. The decrease from 2019 to 2020 is primarily related from the suspension of the Company's defined contribution plans for a portion of 2020.

Operating configuration adjustments

Over the past three years, the Company has adjusted its operating configuration in response to changing market conditions including global overcapacity, unfair trade practices and increases in domestic demand as a result of tariffs on imports by indefinitely and temporarily idling and then re-starting production at certain of its facilities. U. S. Steel will continue to adjust its operating configuration in order to maximize its strategy of combining the Best of Both leading integrated and mini mill technology.

In October 2020 U. S. Steel started its newly constructed, technologically advanced EAF steelmaking facility at its Fairfield, Alabama, operations.

In 2020, we took actions to adjust our footprint by temporarily idling certain operations for an indefinite period to better align production with customer demand and respond to the impacts from the COVID-19 pandemic. The operations that remained idle as of December 31, 2020 included:
•Blast Furnace A at Granite City Works
•Lone Star Tubular Operations
•Lorain Tubular Operations
•Wheeling Machine Products coupling production facility at Hughes Springs, Texas

As of December 31, 2020 the approximate carrying value of the idled fixed assets for facilities noted above was: Granite City Works Blast Furnace A, $65 million; Lone Star Tubular Operations, $5 million; and Lorain Tubular Operations, $70 million.

In December 2019, U. S. Steel announced that it would indefinitely idle a significant portion of Great Lakes Works. The Company began idling the iron and steelmaking facilities in March 2020 and the hot strip mill rolling facility in June 2020. The carrying value of the Great Lakes Works facilities that were indefinitely idled was approximately $330 million as of December 31, 2020.

In December 2019, the Company completed the indefinite idling of its East Chicago Tin (ECT) operations within its Flat-Rolled segment. ECT was indefinitely idled primarily due to increased tin import levels in the U.S. Additionally, U. S. Steel indefinitely idled its finishing facility in Dearborn, Michigan (which operates an electrolytic galvanizing line), during the fourth quarter of 2019. The carrying value of these facilities was approximately $15 million as of December 31, 2020.
Depreciation, depletion and amortization
Depreciation, depletion and amortization expenses were $643 million in 2020 and $616 million in 2019. The increases from 2019 to 2020 are primarily due to increased capital spending in recent years.

Earnings from investees

Loss from investees was $117 million in 2020 versus earnings from investees of $79 million in 2019. The decrease from 2019 to 2020 is primarily due to equity losses from our investment in Big River Steel.

Restructuring and Other Charges
During 2020, the Company recorded restructuring and other charges of $138 million, which consists of charges of $66 million for the indefinite idling of a significant portion of Great Lakes Works, and our Keetac mining operations which was restarted in the fourth quarter, $25 million for the indefinite idling of Lorain Tubular Operations and Lone Star Tubular Operations, and $15 million and $32 million for employee benefit costs related to Company-wide headcount reductions and headcount reductions under a voluntary early retirement program (VERP) offered at USSK, respectively.

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

(Loss) earnings before interest and income taxes by Segment (a)

	Year Ended December 31,
(Dollars in Millions)	2020	2019
Flat-Rolled	$(596)	$196
USSE	9	(57)
Tubular	(179)	(67)
Total earnings (loss) from reportable segments	(766)	72
Other Businesses	$(39)	23
Segment earnings (loss) before interest and income taxes	(805)	95
Other items not allocated to segments:
Asset impairment charges	(263)	—
Restructuring and other charges (b)	(138)	(275)
Tubular inventory impairment	(24)	—
Big River Steel debt extinguishment charges	(18)	—
Big River Steel transaction and other related costs	(3)	—
Fairless property sale	145	—
Gain on previously held investment in UPI	25	—
December 24, 2018 Clairton coke making facility fire	6	(50)
Total (loss) earnings before interest and income taxes	$(1,075)	$(230)
(a) See Note 4 to the Consolidated Financial Statements for reconciliations and other disclosures required by Accounting Standards Codification Topic 280.
(b) Included in restructuring and other charges on the Consolidated Statements of Operations. See Note 25 to the Consolidated Financial Statements.

Gross Margin by Segment

	Year Ended December 31,
	2020	2019
Flat-Rolled	1%	8%
USSE	7%	3%
Tubular	(20)%	(1)%

Segment results for Flat-Rolled

Raw Steel Production and Shipments
12,000
11,000
10,000
9,000
8,000
7,000
10,706
10,094
10,820
9,887
11,893
10,510
11,409
10,700
9,313
8,711
2016
2017
2018
2019
2020
Raw steel production
Shipments

Raw Steel Capability Utilization
80%
70%
60%
50%
40%
63%
64%
70%
67%
55%
2016
2017
2018
2019
2020
Capability Utilization

Average Realized Price Per Ton
$900
$800
$700
$600
Per Ton
$666
$726
$811
$753
$718
2016
2017
2018
2019
2020
Price/Ton

Segment Earnings (Loss) before Interest and Income Taxes
Millions of Dollars
900
600
300
0
-300
-600
$22
$375
$883
$196
$(596)
2016
2017
2018
2019
2020
Segment Earnings (Loss) before Interest and Income T...

The Flat-Rolled segment had a loss of $596 million for the year ended December 31, 2020 compared to earnings of $196 million for the year ended December 31, 2019. The decrease in Flat-Rolled results for 2020 compared to 2019 was primarily due to:
•lower average realized prices (approximately $565 million)
•decreased shipments, including substrate to our Tubular segment (approximately $310 million)
•decreased mining sales (approximately $140 million)
•increased other costs (approximately $30 million),
these changes were partially offset by:
•lower energy costs (approximately $100 million)
•lower raw material costs (approximately $95 million)
•decreased operating costs (approximately $60 million)

Gross margin for 2020 as compared to 2019 decreased primarily as a result of lower sales volume and average realized prices.

Segment results for USSE

## Raw Steel Production and Shipments

Thousands of tons
6,000
4,000
2,000
4,967
4,496
5,091
4,585
5,023
4,457
3,903
3,590
3,366
3,041
2016
2017
2018
2019
2020
Raw steel production
Shipments

Raw Steel Capability Utilization
99%
102%
100%
78%
67%
100%
90%
80%
70%
60%
2016
2017
2018
2019
2020
Capability Utilization

Average Realized Price Per Ton
Per Ton
$900
$800
$700
$600
$500
$483
$622
$693
$652
$626
2016
2017
2018
2019
2020
Price/Ton

Segment Earnings (Loss) Before
Interest and Income Taxes
Millions of Dollars
400
300
200
100
0
-100
$185
$327
$359
$(57)
$9
2016
2017
2018
2019
2020

The USSE segment had earnings of $9 million for the year ended December 31, 2020 compared to loss of $57 million for the year ended December 31, 2019. The increase in USSE results in 2020 compared to 2019 was primarily due to:
•lower raw material costs (approximately $110 million)
•decreased operating costs (approximately $75 million)
•lower energy costs (approximately $20 million)
•favorable currency impacts (approximately $10 million)
•lower other costs (approximately $10 million)
these changes were partially offset by:
•lower average realized prices (approximately $160 million)

Gross margin increased from 2020 as compared to 2019 primarily as a result of lower operating costs and raw material prices.

Segment results for Tubular

Shipments
Thousands of tons
1,000
800
600
400
200
0
400
688
780
769
464
2016
2017
2018
2019
2020
Shipments

## Segment Loss before Interest and Income Taxes

Millions of Dollars
100
0
-100
-200
-300
-400
$(303)
$(99)
$(58)
$(67)
$(179)
2016
2017
2018
2019
2020
Segment Loss before Interest and Income Taxes

## Average Realized Price Per Ton

Per Ton
$1,600
$1,500
$1,400
$1,300
$1,200
$1,100
$1,000
$1,071
$1,253
$1,483
$1,450
$1,271
2016
2017
2018
2019
2020
Price/Ton

The Tubular segment had a loss of $179 million for the year ended December 31, 2020 compared to a loss of $67 million for the year ended December 31, 2019. The decrease in Tubular results in 2020 as compared to 2019 was primarily due to:
•lower average realized prices (approximately $80 million)
•decreased shipments, including volume inefficiencies (approximately $70 million)
•increased operating costs (approximately $5 million)
•higher energy costs (approximately $5 million),
these changes were partially offset by:
•lower raw material cost (approximately $25 million)
•decreased other costs (approximately $25 million)

Gross margin for 2020 as compared to 2019 decreased primarily due to lower sales volume and average realized prices.

Results for Other Businesses

Other Businesses had a loss of $39 million for the year ended December 31, 2020 compared to earnings of $23 million for the year ended December 31, 2019. The decrease in earnings primarily resulted from recording our share of losses from our equity investment in Big River Steel.

Items not allocated to segments:

•We recorded asset impairment charges of $263 million for the impairment of property, plant and equipment and intangible asset within our welded tubular asset group.
•We recorded restructuring and other charges of $138 million for the indefinite idling of a significant portion of Great Lakes Works and our Keetac mining operations, Lorain Tubular Operations, Lone Star Tubular Operations and for employee benefit costs related to Company-wide headcount reductions and a VERP offered at USSK.

•We recorded a tubular inventory impairment charge of $24 million for write-downs to inventory related to the indefinite idlings at Lone Star Tubular Operations and Lorain Tubular Operations.
•Big River Steel debt extinguishment charges of $18 million were recognized in (Loss) earnings from investees for the refinancing of debt at Big River Steel.
•We recorded Big River Steel transaction and other related costs of $3 million related to the Big River Steel acquisition.
•We recorded a Fairless property sale gain of $145 million on the sale of our non-core real estate asset, the Keystone Industrial Port Complex, in Fairless Hills, Pennsylvania.
•We recorded a $25 million gain on previously held investment in UPI as described in Note 5 to the Consolidated Financial Statements.
•We had recoveries of $6 million for costs associated with the December 24, 2018 Clairton coke making facility fire.

Net Interest and Other Financial Costs

	Year Ended December 31,
(Dollars in millions)	2020	2019
Interest income	$(7)	$(17)
Interest expense	280	142
Net periodic benefit (income) cost (other than service cost)	(25)	91
Other financial (gains) costs	(16)	6
Net interest and other financial costs	$232	$222

Net interest and other financial costs increased in 2020 as compared to 2019 from increased interest expense due to a higher level of debt partially offset by lower net periodic benefit cost (as discussed below). For additional information on U. S. Steel indebtedness see Note 17 to the Consolidated Financial Statements
The net periodic benefit (income) cost (other than service cost) components of pension and other benefit costs are reflected in the table above, and decreased in 2020 as compared to 2019 primarily due to better than expected 2019 asset performance, lower amortization of prior service costs, lower future healthcare costs, and reduced participation in our retiree health plans.

For additional information on U. S. Steel’s foreign currency exchange activity see Note 16 to the Consolidated Financial Statements and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk.”

Income Taxes

The income tax benefit for the year ended December 31, 2020 was $142 million compared to an income tax expense of $178 million in 2019. In general, the amount of tax expense or benefit from continuing operations is determined without regard to the tax effect of other categories of income or loss, such as other comprehensive income. However, an exception to this rule applies when there is a loss from continuing operations and income from other categories. In 2020, the tax benefit includes a benefit of $138 million related to this accounting exception. The tax benefit in 2020 also includes expense of $13 million for an updated estimate to tax reserves related to an unrecognized tax benefit. Due to the full valuation allowance on our domestic deferred tax assets, the tax benefit in 2020 does not reflect any additional tax benefit for domestic pretax losses. In 2019, the tax provision reflects a benefit for percentage depletion in excess of cost depletion from iron ore that we produce and consume or sell.

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

During the fourth quarter of 2020, management reviewed the Company’s current and forecasted operating results, current economic market conditions impacting the steel industry, and tax planning strategies. As of December 31, 2020, the Company concluded that it is more likely than not the Company will be able to realize its foreign deferred income tax benefits in future periods. Management will continue to assess the need for a valuation allowance and given the cyclical nature of the steel industry, the continued high level of steel imports, and future demand for steel and steel related products, may reach a different conclusion in future periods. As of December 31, 2020, the Company’s net foreign deferred tax assets were $18 million.

For further information on income taxes see Note 11 to the Consolidated Financial Statements.

Net earnings/(loss) attributable to U. S. Steel

Net loss attributable to U. S. Steel in 2020 was $1,165 million compared to net loss of $630 million in 2019. The changes primarily reflected the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $138 million in 2020 compared to $682 million in 2019. The decrease in 2020 compared to 2019 was primarily due to decreased operating results, partially offset by changes in working capital. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.

Our cash conversion cycle decreased 13 days in the fourth quarter of 2020 from the fourth quarter of 2019 as shown below:

Cash Conversion Cycle	2020		2019
	$ millions	Days	$ millions	Days
Accounts receivable, net (a)	$994	38	$1,177	42

+ Inventories (b)	$1,402	54	$1,785	64

- Accounts Payable and Other Accrued Liabilities (c)	$1,861	68	$1,970	69

= Cash Conversion Cycle (d)		24		37
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

The last-in, first-out (LIFO) inventory method is the predominant method of inventory costing in the United States. At December 31, 2020 and 2019, the LIFO method accounted for 59 percent and 75 percent of total inventory values, respectively. In the U.S., management monitors the inventory realizability by comparing the LIFO cost of inventory with the replacement cost of inventory. To the extent the replacement cost (i.e., market value) of inventory is lower than the LIFO cost of inventory, management will write the inventory down. As of December 31, 2020 and 2019, the replacement cost of the inventory was higher by approximately $848 million and $735 million, respectively.

Net cash provided by operating activities for 2020 and 2019 reflects employee benefits payments as shown in the following table.

Benefits Payments for Employees

	Year Ended December 31,
(Dollars in millions)	2020	2019
Other employee benefits payments not funded by trusts	$46	$45
Payments to a multiemployer pension plan	76	77
Pension related payments not funded by trusts	7	8
Reductions in cash flows from operating activities	$129	$130

Capital expenditures in 2020 were $0.725 billion compared to $1.252 billion in 2019.

2020 Capital Spending
Total capital expenditures for 2020 were $725 million. Flat-Rolled capital expenditures were $484 million and included spending for Mon Valley Endless Casting and Rolling, Gary Hot Strip Mill upgrades, Gary #4 Blast Furnace, Gary Chrome Treatment, Mining Equipment, and various other infrastructure, environmental and strategic projects. USSE capital expenditures of $79 million consisted of spending for completion of the BAT program, BF 2 Stove, long-lead time manufacturing for the new Dynamo line, and various other infrastructure and environmental projects. Tubular capital expenditures were $159 million and included spending for the Fairfield Electric Arc Furnace (EAF), and various other infrastructure and environmental projects.

Capital expenditures for 2021 are expected to total approximately $675 million and remain focused largely on strategic, infrastructure and environmental projects, as well as continued reinvestment in our equipment to improve our operating reliability and efficiency, and product quality and cost by focusing on investments in our Flat-Rolled segment.

U. S. Steel’s contractual commitments to acquire property, plant and equipment at December 31, 2020, totaled $583 million.

Liquidity

The following table summarizes U. S. Steel’s liquidity as of December 31, 2020:

(Dollars in millions)
Cash and cash equivalents	$1,985
Amount available under $2.0 Billion Credit Facility	944
Amounts available under USSK credit facilities	224
Total estimated liquidity	$3,153

Total Estimated Liquidity at December 31, 2020
Millions of Dollars
$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$1,535
$749
1,168
$1,985
2019
2020
Cash
Credit Facilities

Net cash provided by financing activities was $1.581 billion for the twelve months ended December 31, 2020 compared to the same period in 2019 as the Company bolstered its liquidity and financial flexibility through the receipt of net proceeds of $977 million from the issuance of the 2025 Senior Secured Notes, $240 million from borrowings on the Export-Import Credit Agreement and $410 million from the offering of 50,000,000 shares of common stock.

As of December 31, 2020, $271 million of the total cash and cash equivalents was held by our foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.

Certain of our credit facilities, including the Credit Facility Agreement, the USSK Credit Agreement, the Export-Import Credit Agreement, and the Export Credit Agreement, contain standard terms and conditions including customary material adverse change clauses. If a material adverse change was to occur, our ability to fund future operating and capital requirements could be negatively impacted.

We may from time to time seek to retire or repurchase our outstanding long-term debt through open market purchases, privately negotiated transactions, exchange transactions, redemptions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors and may be commenced or suspended at any time. The amounts involved may be material. See Note 17 to the Consolidated Financial Statements for further details regarding U. S. Steel's debt.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $222 million of liquidity sources for financial assurance purposes as of December 31, 2020. Increases in certain of these commitments which use collateral are reflected within cash, cash equivalents and restricted cash on the Consolidated Statement of Cash Flows.

As of December 31, 2020, Stelco had made installment payments totaling $100 million under the Option Agreement which are recorded in noncontrolling interest net of transaction fees in the Consolidated Balance Sheet. See Note 20 to the Consolidated Financial Statements for further details.

We finished 2020 with $1.985 billion of cash and cash equivalents and $3.153 billion of total liquidity. On January 15, 2021 we closed on the purchase of the remaining equity in Big River Steel for approximately $723 million in cash and the assumption of liabilities of approximately $50 million. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy. U. S. Steel management believes that our liquidity will be adequate to fund our requirements based on our current assumptions with respect to our results of operations and financial condition, including the continued impact of the COVID-19 pandemic and the ongoing disruption in the oil and gas industry.

The following credit facility activity has occurred in January and early February of 2021:
•On January 15, 2021, a payment of €50 million (approximately $61 million) was made under the USSK Credit Agreement.
•On January 22, 2021, our Big River Steel subsidiary borrowed $50 million under its credit facility.
•On January 29, 2021, a payment of $100 million was made under the Credit Facility Agreement.
•On February 10, 2021, notice was given that we intend to make an additional payment on February 16, 2021 of $250 million under the Credit Facility Agreement.

See Note 17 to the Consolidated Financial Statements for a description of U. S. Steel debt as of December 31, 2020, including the terms and descriptions of our outstanding Senior Secured Notes and Senior Notes.

After the closing of the Big River Steel purchase on January 15, 2021, additional indebtedness of approximately $1.9 billion (excluding any potential step-up to fair value) became the financial obligation of the Company and will be included on our Consolidated Balance Sheet in future periods. Below is a summary:
•6.625% Senior Secured Notes in the aggregate principal amount of $900 million that mature on January 31, 2029 that pay interest semi-annually on January 31 and July 31 of each year;
•4.50% Arkansas Development Finance Authority Bonds in the amount of $487 million that have a final maturity of September 1, 2049 that pay interest semi-annually on each March 1 and September 1;
•4.75% Arkansas Development Finance Authority Bonds Tax Exempt Series 2020 (Green Bonds) in the amount of $265 million that have a final maturity on September 1, 2049 and pay interest semi-annually on March 1 and September 1 each year;
•Other long-term indebtedness that includes a building mortgage and finance leases that total approximately $200 million.

We expect that our estimated liquidity requirements will consist primarily of our 2021 planned strategic and sustaining capital expenditures, interest expense, and operating costs and employee benefits for our operations after taking into account the footprint actions and cost reductions at our plants and headquarters described above. Our available liquidity at December 31, 2020 consists principally of our cash and cash equivalents and available borrowings under the Credit Facility Agreement and the USSK Credit Facilities. Management continues to evaluate market conditions in our industry and our global liquidity position, and may consider additional actions to further strengthen our balance sheet and optimize liquidity, which may include drawing on available capacity under the Credit Facility Agreement and/or the USSK Credit Facilities, or reducing outstanding borrowings under those facilities from time to time if deemed appropriate by management.

In October 2020, the Company entered into a supply chain finance (SCF) agreement with a third party administrator with an initial term of one year to allow participating suppliers, at their sole discretion, to make offers to sell payment obligations of the

Company prior to their scheduled due dates at a discounted price to a participating financial institution. The third party administrator entered into a separate one year agreement with the Export Import Bank of the United States (Ex-Im Guarantee) that guarantees 95 percent of the supplier payment obligations sold for up to $200 million. No guarantees are provided by the Company or any of its subsidiaries under the SCF program. The Company’s goal is to capture overall supplier savings and improve working capital efficiency and the agreements facilitate the suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. The Company has no economic interest in the sale of the suppliers’ receivables and no direct financial relationship with the financial institution concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. The underlying costs from suppliers that elected to participate in the SCF program are generally recorded in cost of sales in the Company’s Consolidated Statement of Operations. Amounts due to suppliers who participate in the SCF program are reflected in accounts payable and accrued expenses on the Company’s Consolidated Balance Sheet and payments on the obligations by our suppliers are included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of December 31, 2020, accounts payable and accrued expenses included approximately $34 million of outstanding payment obligations which suppliers elected to sell to participating financial institutions. Access to supply chain financing could be curtailed in the future if the terms of the Ex-Im Guarantee are modified or if our credit ratings are downgraded. If access to supply chain financing is curtailed, working capital could be negatively impacted which may necessitate further long-term borrowings.

At December 31, 2020, in the event of a change in control of U. S. Steel: (a) debt obligations totaling $4,317 million as of December 31, 2020 may be declared due and payable; (b) the Credit Facility Agreement and the USSK credit facilities may be terminated and any amounts outstanding declared due and payable.

The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $7 million at December 31, 2020. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

The following table summarizes U. S. Steel’s contractual obligations at December 31, 2020, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

(Dollars in millions)
			Payments Due by Period
Contractual Obligations	Total	2021	2022 through 2023	2024 through 2025	Beyond 2025
Debt (including interest) and finance leases(a)	$7,564	$524	$1,047	$2,913	$3,080
Operating leases(b)	265	73	96	57	39
Contractual purchase commitments(c)	5,781	3,415	1,351	313	702
Capital commitments(d)	583	442	141	—	—
Environmental commitments(d)	146	43	—	—	103	(e)
Steelworkers Pension Trust(f)	381	73	151	157	—
Pensions(g)	—	—	—	—	—
Other benefits(h)	219	47	89	83	—
Total contractual obligations	$14,939	$4,617	$2,875	$3,523	$3,924
(a)See Note 17 to the Consolidated Financial Statements.
(b)See Note 24 to the Consolidated Financial Statements. Amounts exclude subleases.
(c)Reflects estimated contractual purchase commitments under purchase orders and “take or pay” arrangements. “Take or pay” arrangements are primarily for purchases of gases and certain energy and utility services. Additionally, includes coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (See Note 26 to the Consolidated Financial Statements).
(d)See Note 26 to the Consolidated Financial Statements.
(e)Timing of potential cash flows is not reasonably determinable.
(f)While it is difficult to make a prediction of cash requirements beyond the term of the 2018 Labor Agreements with the USW, which expire on September 1, 2022, projected amounts shown through 2025 assume the contribution rate per hour included in the 2018 Labor Agreements.
(g)Projections are estimates of the minimum required contributions to the main domestic defined benefit pension plan which have been estimated assuming future asset performance consistent with our expected long-term earnings rate assumption, no voluntary contributions during the periods, and that the current low interest rate environment persists. Projections include the impacts of the November 2015 pension stabilization legislation, which further extended a revised interest rate formula to be used in calculating minimum required annual contributions. The legislation also increased the contribution rate of future Pension Benefit Guarantee Corporation (PBGC) premiums. Under these assumptions, there are no minimum required contributions to be paid.
(h)The amounts reflect corporate cash outlays for expected benefit payments to be paid by the Company. (See Note 18 to the Consolidated Financial Statements). The accuracy of this forecast of future cash flows depends on future medical health care escalation rates and restrictions related to our trusts for retiree healthcare and life insurance (VEBA) that impact the timing of the use of trust assets. Projected amounts have been reduced to reflect withdrawals from the USW VEBA trust available under its agreements with the USW. Due to these factors, it is not possible to reliably estimate cash requirements beyond five years and actual amounts experienced may differ significantly from those shown.

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

The following table summarizes U. S. Steel’s commercial commitments at December 31, 2020, and the effect such commitments could have on our liquidity and cash flows in future periods.

(Dollars in millions)
		Scheduled Reductions by Period
Commercial Commitments	Total	2021	2022 through 2023	2024 through 2025	Beyond 2025
Standby letters of credit(a)	$64	$46	$8	$—	$10	(b)
Surety bonds(a)	104	—	—	—	104	(b)
Funded Trusts(a)	54	—	—	—	54	(b)
Total commercial commitments	$222	$46	$8	$—	$168
(a)Reflects a commitment or guarantee for which future cash outflow is not considered likely.
(b)Timing of potential cash outflows is not determinable.

Our major cash requirements in 2021 are expected to be for capital expenditures, including strategic priorities, employee benefits and operating costs, which includes purchases of raw materials. We ended 2020 with $1,985 million of cash and cash equivalents and $3,153 million of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.

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

Environmental Matters

U. S. Steel’s environmental expenditures were as follows:

(Dollars in millions)
	2020	2019	2018
North America:
Capital	$36	$96	$105
Compliance
Operating & maintenance	188	213	198
Remediation(a)	37	22	6
Total North America	$261	$331	$309
USSE:
Capital	$6	$27	$20
Compliance
Operating & maintenance	6	10	12
Remediation(a)	5	8	9
Total USSE	$17	$45	$41
Total U. S. Steel	$278	$376	$350
(a) These amounts include spending charged against remediation reserves, net of recoveries where permissible, but do not include non-cash provisions recorded for environmental remediation.

U. S. Steel’s environmental capital expenditures accounted for 6 percent of total capital expenditures in 2020 and 10 percent in 2019 and 12 percent in 2018.

Environmental compliance expenditures represented 2 percent of U. S. Steel's total costs and expenses in 2020, 2019 and 2018. Remediation spending during 2018 through 2020 was mainly related to remediation activities at former and present operating locations.

For discussion of other relevant environmental items see “Part I, Item 3. Legal Proceedings – Environmental Proceedings.”

The following table shows activity with respect to environmental remediation liabilities for the years ended December 31, 2020 and December 31, 2019. These amounts exclude liabilities related to asset retirement obligations accounted for in accordance with ASC Topic 410. See Note 19 to the Consolidated Financial Statements.

(Dollars in millions)	2020	2019
Beginning Balance	$186	$187
Plus: Additions	7	20
Less: Obligations settled	(47)	(21)
Ending Balance	$146	$186

New or expanded environmental requirements, which could increase U. S. Steel’s environmental costs, may arise in the future. U. S. Steel intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. U. S. Steel’s environmental capital expenditures are expected to be approximately $66 million in 2021, $7 million of which is related to projects at USSE. U. S. Steel's environmental expenditures for 2021 for operating and maintenance and for remediation projects are expected to be approximately $203 million and $52 million, respectively, of which approximately $10 million and $6 million for operating and maintenance and remediation, respectively, is related to USSE. Although, the outcome of pending environmental matters are not estimable at this time, it is reasonably possible that U. S. Steel's environmental capital and operating and maintenance expenditures could materially increase as a result of the future resolution of these matters. Predictions of future environmental expenditures beyond 2021 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies to remediate sites, among other factors.

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

Foreign Currency Exchange Rate Risk

U. S. Steel, through USSE, is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar, particularly the euro. U. S. Steel historically has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. U. S. Steel elected cash flow hedge accounting for euro foreign exchange forwards prospectively effective July 1, 2019. Foreign currency derivative instruments entered into prior to July 1, 2019 were marked-to-market and the resulting gains or losses recognized in the current period in net interest and other financial costs until those contracts matured in July 2020. U. S. Steel had no open euro forward sales contracts for U.S. dollars that were subject to mark-to-market accounting as of December 31, 2020. As of December 31, 2019 U. S. Steel had approximately $153 million euro forward sales contracts for U.S. dollars that were subject to mark-to-market accounting.

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

U. S. Steel’s market risk strategy has generally been to obtain competitive prices for our products and services and allow operating results to reflect market price movements dictated by supply and demand; however, from time to time U. S. Steel has made forward physical purchases to manage exposure to price risk related to the purchases of natural gas and certain non-ferrous metals used in the production process. As of December 31, 2020, U. S. Steel did not have forward buy contracts for natural gas or any of the other significant raw materials that it uses in its production process.

Interest Rate Risk

U. S. Steel is subject to the effects of interest rate fluctuations on the fair value of certain of our non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in year-end 2020 and 2019 interest rates on the fair value of U. S. Steel’s non-derivative financial instruments is provided in the following table:

(Dollars in millions)	2020		2019
Non-Derivative Financial Instruments(a)	Fair Value(b)	Change in Fair Value(c)	Fair Value(b)	Change in Fair Value(c)
Financial liabilities:
Debt(d)(e)	$5,323	$141	$3,576	$138
(a)Fair values of cash and cash equivalents, current accounts and notes receivable, accounts payable, bank checks outstanding and accrued interest approximate carrying value and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments. Accordingly, these instruments are excluded from the table.
(b)See Note 20 to the Consolidated Financial Statements for carrying value of instruments.
(c)Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10 percent change in interest rates at December 31, 2020 and 2019, on the fair value of U. S. Steel’s non-derivative financial instruments. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at December 31, 2020 and December 31, 2019.
(d)Excludes finance lease obligations.
(e)Fair value was determined using Level 2 inputs which were derived from quoted market prices and is based on the yield on public debt where available or current borrowing rates available for financings with similar terms and maturities.

U. S. Steel’s sensitivity to interest rate declines and corresponding increases in the fair value of our debt portfolio would unfavorably affect our results and cash flows only to the extent that we elected to repurchase or otherwise retire all or a portion of our fixed-rate debt portfolio at prices above carrying value.

Other Risks

U. S. Steel's purchase of a 49.9% equity ownership interest in Big River Steel on October 31, 2019 included certain call and put options. In 2020, U. S. Steel marked these options to fair value each reporting period using a Monte Carlo simulation which is considered a Level 3 valuation technique. Level 3 valuation techniques include inputs to the valuation methodology that are considered unobservable and significant to the fair value measurement. The simulation relied on assumptions that included Big River Steel's future equity value, volatility, the risk free interest rate and U. S. Steel's credit spread. A significant factor in determining equity value was the discounted forecasted cash flows of Big River Steel. Forecasted cash flows are primarily impacted by the forecasted market price of steel and metallic inputs as well as the expected timing of significant capital expenditures. An updated forecast indicated an increase in the equity value which led to a favorable mark-to-market adjustment impact during 2020. Changes in the key assumptions can cause significant fluctuations in the value of the puts and calls that were recorded in net interest and other financial costs in our Consolidated Statement of Operations.

When the U. S. Steel Call Option was exercised on December 8, 2020, the options were legally extinguished and U. S. Steel recorded a contingent forward for the unsettled commitment to purchase the remaining interest in Big River Steel. As this is a contingent forward contract to purchase a business, it is no longer considered a derivative subject to ASC 815, Derivative Instruments and Hedging Activities, and is not subject to subsequent fair value adjustments. The value of the contingent forward purchase commitment asset of $11 million was determined by subtracting the fixed U. S. Steel Call Option strike price from the estimated equity value of the 50.1% interest in Big River Steel as of December 8, 2020. The fair value of the remaining equity in Big River Steel was calculated using a financial model which is also considered a Level 3 valuation technique. The model utilized a weighted average of the income and market approach. The significant inputs under the income approach were the updated forecast, weighted average cost of capital of 11.0% and long-term revenue growth rate of 2.0%. The market approach was primarily impacted by the EBITDA multiple of 8.5.

The net change in fair value of the options and recognition of the contingent forward purchase commitment during 2020 resulted in a $39 million decrease to net interest and other financial costs. See Note 5 and Note 20 to the Consolidated Financial Statements for further details.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in our Consolidated Financial Statement contained in this Annual Report on Form 10-K. Specific financial statements can be found at the page listed below:

MANAGEMENT’S REPORT TO STOCKHOLDERS

February 12, 2021

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

United States Steel Corporation has a comprehensive, formalized system of internal controls designed to provide reasonable assurance that assets are safeguarded, that financial records are reliable and that information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission is recorded, processed, summarized and reported within the required time limits. Appropriate management monitors the system for compliance and evaluates it for effectiveness, and the independent registered public accounting firm measures its effectiveness and recommends possible improvements thereto.

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

Internal Control Over Financial Reporting

United States Steel Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of United States Steel Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, United States Steel Corporation conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. On February 29, 2020, the Company acquired the remaining 50% ownership interest in USS-POSCO Industries. As the acquisition occurred in February 2020, the scope of the Company's assessment of the design and operating effectiveness of U. S. Steel’s internal control over financial reporting for the year ended December 31, 2020 excluded this acquired business. The total assets and total revenues excluded from our assessment represented approximately 2% and 6%, respectively, of U. S. Steel's consolidated total assets and total revenue as of and for the year ended December 31, 2020. This exclusion is in accordance with the SEC's staff guidance that an assessment of a recently acquired business may be omitted from the scope of the Company's evaluation of the effectiveness of its internal controls in the year of acquisition. This acquired business will be included in management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2021.

Based on this evaluation, United States Steel Corporation’s management concluded that United States Steel Corporation’s internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of United States Steel Corporation’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ DAVID B. BURRITT	/S/ CHRISTINE S. BREVES
David B. Burritt	Christine S. Breves
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

/S/ MANPREET S. GREWAL
Manpreet S. Grewal
Vice President & Controller

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of United States Steel Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of United States Steel Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report to Stockholders on Internal Control over Financial Reporting, management has excluded USS-POSCO Industries (“UPI”) from its assessment of internal control over financial reporting as of December 31, 2020 because it was acquired by the Company in a purchase business combination during 2020. We have also excluded UPI from our audit of internal control over financial reporting. UPI is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value of Contingent Forward Commitment

As described in Note 20 to the consolidated financial statements, in October 2019, a wholly owned subsidiary of U. S. Steel purchased a 49.9% ownership interest in Big River Steel. The transaction included a call option (U. S. Steel Call Option) to acquire the remaining 50.1% within the next four years at an agreed-upon price formula. When the U. S. Steel Call Option was exercised on December 8, 2020, U. S. Steel recorded a contingent forward of $11 million for the unsettled commitment to purchase the remaining interest in Big River Steel. The value of the contingent forward asset was determined by subtracting the fixed U. S. Steel Call Option strike price from the estimated equity value of the 50.1% interest in Big River Steel as of December 8, 2020. The fair value of the remaining 50.1% equity interest in Big River Steel was calculated using a financial model which is considered a Level 3 valuation technique. The model utilized a weighted average of the income and market approach. The significant inputs under the income approach were the discounted forecasted cash flows which are primarily impacted by forecasted market price of steel and metallic inputs, the weighted average cost of capital, and the long-term growth rate. The market approach was primarily impacted by the EBITDA multiple.

The principal considerations for our determination that performing procedures relating to the fair value of the contingent forward commitment is a critical audit matter are the significant judgment by management when determining the fair value of the contingent forward commitment; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate the fair value of the contingent forward commitment, including the significant assumptions related to the forecasted market price of steel and metallic inputs, the weighted average cost of capital, the long-term growth rate, and the EBITDA multiple. Also, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the fair value of the contingent forward commitment, including controls over the methods, data and significant assumptions used by management. The procedures also included, among others, (i) testing management’s process for determining the fair value estimate; (ii) evaluating the appropriateness of the income and market approaches; (iii) testing the data used by management; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the forecasted market price of steel and metallic inputs, the weighted average cost of capital, the long-term growth rate, and the EBITDA multiple. Evaluating management’s significant assumptions related to the forecasted market price of steel and metallic inputs involved considering the consistency with external market and industry data and evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the Company’s income and market approaches and significant assumptions related to the long-term growth rate, the weighted average cost of capital, and the EBITDA multiple.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 12, 2021

We have served as the Company’s auditor since 1903.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2020	2019	2018
Net sales:
Net sales	$8,765	$11,506	$12,758
Net sales to related parties (Note 23)	976	1,431	1,420
Total (Note 6)	9,741	12,937	14,178
Operating expenses (income):
Cost of sales (excludes items shown below)	9,558	12,082	12,305
Selling, general and administrative expenses	274	289	336
Depreciation, depletion and amortization (Notes 13 and 14)	643	616	521
Loss (earnings) from investees (Note 12)	117	(79)	(61)
Asset impairment charges (Note 1)	263	—	—
Gain on equity investee transactions (Note 12)	(31)	—	(38)
Restructuring and other charges (Note 25)	138	275	—
Net gain on sale of assets	(149)	(1)	(6)
Other loss (income), net	3	(15)	(3)
Total	10,816	13,167	13,054
(Loss) earnings before interest and income taxes	(1,075)	(230)	1,124
Interest expense	280	142	168
Interest income	(7)	(17)	(23)
Loss on debt extinguishment (Note 7)	—	—	98
Other financial (gains) costs	(16)	6	—
Net periodic benefit (income) cost (other than service cost)	(25)	91	69
Net interest and other financial costs (Note 7)	232	222	312
(Loss) earnings before income taxes	(1,307)	(452)	812
Income tax (benefit) provision (Note 11)	(142)	178	(303)
Net (loss) earnings	(1,165)	(630)	1,115
Less: Net earnings attributable to noncontrolling interests	—	—	—
(Loss) earnings attributable to United States Steel Corporation	$(1,165)	$(630)	$1,115
(Loss) earnings per common share (Note 8)
(Loss) earnings per share attributable to United States Steel Corporation stockholders:
— Basic	$(5.92)	$(3.67)	$6.31
— Diluted	$(5.92)	$(3.67)	$6.25

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Net (loss) earnings	$(1,165)	$(630)	$1,115
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments (a)	68	(22)	(60)
Changes in pension and other employee benefit accounts (a)	385	573	(107)
Changes in derivative financial instruments (a)	(22)	(3)	(14)
Total other comprehensive income (loss), net of tax	431	548	(181)
Comprehensive (loss) income including noncontrolling interest	(734)	(82)	934
Comprehensive (loss) income attributable to noncontrolling interest	—	—	—
Comprehensive (loss) income attributable to United States Steel Corporation	$(734)	$(82)	$934
(a) Related income tax benefit (provision)

Foreign currency translation adjustments (b)	$(16)	$6	$—
Pension and other benefits adjustments (b)	(123)	(191)	—
Derivative adjustments (b)	4	1	—
(b) Amounts for 2018 do not reflect a tax benefit as a result of a full valuation allowance on our domestic deferred tax assets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions)	2020	2019
Assets
Current assets:
Cash and cash equivalents (Note 9)	$1,985	$749
Receivables, less allowance of $34 and $28	914	956
Receivables from related parties (Note 23)	80	221
Inventories (Note 10)	1,402	1,785
Other current assets	51	102
Total current assets	4,432	3,813
Long-term restricted cash (Note 9)	130	188
Investments and long-term receivables, less allowance of $5 in both periods (Note 12)	1,177	1,466
Operating lease assets (Note 24)	214	230
Property, plant and equipment, net (Note 13)	5,444	5,447
Intangibles, net (Note 14)	129	150
Deferred income tax benefits (Note 11)	22	19
Other noncurrent assets	511	295
Total assets	$12,059	$11,608
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$1,779	$1,970
Accounts payable to related parties (Note 23)	105	84
Payroll and benefits payable	308	336
Accrued taxes	154	116
Accrued interest	59	45
Current operating lease liabilities (Note 24)	59	60
Short-term debt and current maturities of long-term debt (Note 17)	192	14
Total current liabilities	2,656	2,625
Noncurrent operating lease liabilities (Note 24)	163	177
Long-term debt, less unamortized discount and debt issuance costs (Note 17)	4,695	3,627
Employee benefits (Note 18)	322	532
Deferred income tax liabilities (Note 11)	11	4
Deferred credits and other noncurrent liabilities	333	550
Total liabilities	8,180	7,515
Contingencies and commitments (Note 26)
Stockholders’ Equity
Common stock issued — 229,105,589 and 178,555,206 shares issued (par value $1 per share, authorized 400,000,000 shares) (Note 8)	229	179
Treasury stock, at cost (8,673,131 shares and 8,509,337 shares)	(175)	(173)
Additional paid-in capital	4,402	4,020
(Accumulated deficit) retained earnings	(623)	544
Accumulated other comprehensive loss (Note 21)	(47)	(478)
Total United States Steel Corporation stockholders’ equity	3,786	4,092
Noncontrolling interests	93	1
Total liabilities and stockholders’ equity	$12,059	$11,608

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Increase (decrease) in cash and cash equivalents
Operating activities:
Net (loss) earnings	$(1,165)	$(630)	$1,115
Adjustments to reconcile net cash provided by operating activities:
Depreciation, depletion and amortization (Notes 13 and 14)	643	616	521
Asset impairment charges (Note 1)	263	—	—
Gain on equity investee transactions (Note 12)	(31)	—	(38)
Restructuring and other charges (Note 25)	138	275	—
Loss on debt extinguishment (Note 7)	—	—	98
Pensions and other post-employment benefits	(21)	101	77
Deferred income taxes (Note 11)	(130)	202	(329)
Net gain on sale of assets	(149)	(1)	(6)
Equity investees loss (earnings), net of distributions received	117	(74)	(47)
Changes in:
Current receivables	98	453	(312)
Inventories	506	296	(374)
Current accounts payable and accrued expenses	(29)	(473)	282
Income taxes receivable/payable	20	13	(8)
All other, net	(122)	(96)	(41)
Net cash provided by operating activities	138	682	938
Investing activities:
Capital expenditures	(725)	(1,252)	(1,001)
Investment in Big River Steel	(9)	(710)	—
Proceeds from sale of assets	167	4	10
Proceeds from sale of ownership interests in equity investees	8	—	30
Investments, net	(4)	—	(2)
Net cash used in investing activities	(563)	(1,958)	(963)
Financing activities:
Net change in short-term debt, net of financing costs	170	—	—
Revolving credit facilities - borrowings, net of financing costs	1,402	860	228
Revolving credit facilities - repayments	(1,621)	(100)	—
Issuance of long-term debt, net of financing costs (Note 17)	1,148	702	640
Repayment of long-term debt (Note 17)	(13)	(155)	(1,299)
Net proceeds from public offering of common stock (Note 27)	410	—	—
Proceeds from Stelco Option Agreement, net of financing costs	94	—	—
Common stock repurchased (Note 27)	—	(88)	(75)
Receipts from exercise of stock options (Note 15)	—	—	35
Taxes paid for equity compensation plans (Note 15)	(1)	(7)	(8)
Dividends paid	(8)	(35)	(36)
Net cash provided by (used in) financing activities	1,581	1,177	(515)
Effect of exchange rate changes on cash	23	(2)	(17)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,179	(101)	(557)
Cash, cash equivalents and restricted cash at beginning of year (Note 9)	939	1,040	1,597
Cash, cash equivalents and restricted cash at end of year (Note 9)	$2,118	$939	$1,040
See Note 22 for supplemental cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Dollars in Millions			Shares in Thousands
	2020	2019	2018	2020	2019	2018
Common stock:
Balance at beginning of year	$179	$177	$176	178,555	177,386	176,425
Common stock issued	50	2	1	50,551	1,169	961
Balance at end of year	$229	$179	$177	229,106	178,555	177,386
Treasury stock:
Balance at beginning of year	$(173)	$(78)	$(76)	(8,509)	(2,858)	(1,203)
Common stock repurchased	—	(88)	(75)	—	(5,289)	(2,760)
Common stock (repurchased) reissued for employee/non-employee director stock plans	(2)	(7)	73	(164)	(362)	1,105
Balance at end of year	$(175)	$(173)	$(78)	(8,673)	(8,509)	(2,858)
Additional paid-in capital:
Balance at beginning of year	$4,020	$3,917	$3,932
Dividends on common stock	(6)	—	—
Common stock issued	360	—	—
Issuance of conversion option in 2026 Senior Convertible Notes, net of tax	—	77	—
Employee stock plans	28	26	(15)
Balance at end of year	$4,402	$4,020	$3,917

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Continued)

				Comprehensive (Loss) Income
(Dollars in millions)	2020	2019	2018	2020	2019	2018
Retained earnings:
Balance at beginning of year	$544	$1,212	$133
Net (loss) earnings attributable to United States Steel Corporation	(1,165)	(630)	1,115	$(1,165)	$(630)	$1,115
Dividends on common stock	(2)	(35)	(36)
Other	—	(3)	—
Balance at end of year	$(623)	$544	$1,212
Accumulated other comprehensive (loss) income:
Pension and other benefit adjustments (Note 18):
Balance at beginning of year	$(843)	$(1,416)	$(1,309)
Changes during year, net of taxes (a)	360	580	(108)	360	580	(108)
Changes during year, equity investee net of taxes (a)	25	(7)	1	25	(7)	1
Balance at end of year	$(458)	$(843)	$(1,416)
Foreign currency translation adjustments:
Balance at beginning of year	$381	$403	$463
Changes during year, net of taxes (a)	68	(22)	(60)	68	(22)	(60)
Balance at end of year	$449	$381	$403
Derivative financial instruments:
Balance at beginning of year	$(16)	$(13)	$1
Changes during year, net of taxes (a)	(22)	(3)	(14)	(22)	(3)	(14)
Balance at end of year	$(38)	$(16)	$(13)
Total balances at end of year	$(47)	$(478)	$(1,026)
Total stockholders’ equity	$3,786	$4,092	$4,202
Noncontrolling interests:
Balance at beginning of year	$1	$1	$1
Stelco Option Agreement	93	—	—
Other	(1)	—	—
Net loss	—	—	—	—	—	—
Balance at end of year	$93	$1	$1
Total comprehensive (loss) income				$(734)	$(82)	$934
(a) Related income tax benefit (provision):

Foreign currency translation adjustments (b)	$(16)	$6	$—
Pension and other benefits adjustments (b)	(123)	(191)	—
Derivative adjustments (b)	4	1	—
(b) Amounts for 2018 do not reflect a tax benefit as a result of a full valuation allowance on our domestic deferred tax assets.

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

Earnings or loss from investees includes U. S. Steel’s share of earnings or loss from equity method investments (and any amortization of basis differences), which are generally recorded a month in arrears.

Use of estimates
Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Significant items subject to such estimates and assumptions include the carrying value of property, plant and equipment; intangible assets; the fair value of assets or liabilities acquired in a business combination; valuation allowances for receivables, inventories and deferred income tax assets and liabilities; environmental liabilities; liabilities for potential tax deficiencies; potential litigation claims and settlements; assets and obligations related to employee benefits; put, call option and contingent forward purchase commitment assets and liabilities and restructuring and other charges. Actual results could differ materially from the estimates and assumptions used.

The preparation of the financial statements includes an assessment of certain accounting matters using all available information including consideration of forecasted financial information in context with other information reasonably available to us. However, our future assessment of current expectations, including consideration of the unknown future impacts of the COVID-19 pandemic, could result in material impacts to our consolidated financial statements in future reporting periods. All such adjustments are of a normal recurring nature unless disclosed otherwise.

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

Inventories
Inventories are carried at the lower of cost or net realizable value. Fixed costs related to abnormal production capacity are expensed in the period incurred rather than capitalized into inventory.

LIFO (last-in, first-out) is the predominant method of inventory costing for inventories in the United States and FIFO (first-in, first-out) is the predominant method in Europe. The LIFO method of inventory costing was used on 59 percent and 75 percent of consolidated inventories at December 31, 2020 and 2019, respectively.

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

Financial Instruments
U. S. Steel's purchase of a 49.9% equity ownership interest in Big River Steel on October 31, 2019 included certain call and put options. U. S. Steel marked those options to fair value each reporting period using a Monte Carlo simulation which is considered a Level 3 valuation technique. Level 3 valuation techniques include inputs to the valuation methodology that are considered unobservable and significant to the fair value measurement. On December 8, 2020, U. S. Steel exercised its call option to purchase the remaining interest in Big River Steel. When the U. S. Steel call option was exercised, the options were legally extinguished and a contingent forward purchase commitment was recorded for the value of the unsettled commitment to purchase the remaining interest in Big River Steel. The contingent forward purchase commitment was removed with the close of the Big River Steel purchase which occurred on January 15, 2021. See Note 5 and Note 20 for further details.

Property, plant and equipment
Property, plant and equipment is carried at cost less accumulated depreciation and is depreciated on a straight-line basis over the estimated useful lives of the assets.

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

Asset Impairment
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

For the period ended March 31, 2020, the steep decline in oil prices that resulted from market oversupply and declining demand was considered a triggering event for the welded tubular and seamless tubular asset groups. A quantitative analysis was completed for both asset groups and a $263 million impairment, consisting of an impairment of $196 million for property, plant and equipment and $67 million for intangible assets was recorded for the welded tubular asset group while no impairment was indicated for the seamless tubular asset group. There were no other triggering events that required an impairment evaluation of our long-lived asset groups during the year-ended December 31, 2020.

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
Supply Chain Financing
In October 2020, the Company entered into a supply chain financing (SCF) agreement with third party administrators with an initial term of one year to allow participating suppliers, at their sole discretion, to make offers to sell payment obligations of the Company prior to their scheduled due dates at a discounted price to a participating financial institution. The third party administrators entered into a separate one year agreement with the Export Import Bank of the United States (Ex-Im Guarantee) that guarantees 95 percent of the supplier payment obligations sold for up to $200 million. No guarantees are provided by the Company or any of its subsidiaries under the SCF program. The Company's goal is to capture overall supplier savings and improve working capital efficiency and the agreements facilitate the suppliers' ability to sell payment obligations, while providing them with greater working capital flexibility. The Company has no economic interest in the sale of the suppliers' receivables and no direct financial relationship with the financial institution concerning these services. The Company's obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers' decisions to sell amounts under the arrangements. The underlying costs from suppliers that elected to participate in the SCF program are generally recorded in cost of sales in the Company's Consolidated Statement of Operations. Amounts due to suppliers who participate in the SCF program are reflected in accounts payable and accrued expenses on the Company's Consolidated Balance Sheet and payments on the obligations by our suppliers are included in cash used in operating activities in the Consolidated Statement of Cash Flows.

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

The pension and Other Benefits obligations and the related net periodic benefit costs are based on, among other things, assumptions regarding the discount rate, estimated return on plan assets, salary increases, the projected mortality of participants and the current level and future escalation of health care costs. Additionally, U. S. Steel recognizes an obligation to provide post-employment benefits for disability-related claims covering indemnity and medical payments for certain employees in North America. The obligation for these claims and the related periodic costs are measured using actuarial techniques and assumptions. Actuarial gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when assumptions change. For pension and Other Benefits, the Company recognizes into income on an annual basis a portion of unrecognized actuarial net gains or losses that exceed 10 percent of the larger of projected benefit obligations or plan assets (the corridor). These unrecognized amounts in excess of the corridor are amortized over the plan participants' average life expectancy or average future service, depending on the demographics of the plan. Unrecognized actuarial net gains and losses for disability-related claims are immediately recognized into income.

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

2. New Accounting Standards

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 requires entities to provide expanded disclosures about the terms and features of convertible instruments and amends certain guidance in ASC 260 on the computation of EPS for convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for public companies for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption of all amendments in the same period permitted. The Company is currently assessing the impact of adoption of the ASU.

In December 2019, the FASB Issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 simplifies accounting for income taxes by removing certain exceptions from the general principles in Topic 740 including elimination of the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items such as other comprehensive income. ASU 2019-12 also clarifies and amends certain guidance in Topic 740. ASU 2019-12 is effective for public companies for fiscal years beginning after December 15, 2020, including interim periods, with early adoption of all amendments in the same period permitted. Although we believe that adoption of ASU 2019-12 in 2021 will not have a material impact, the tax benefit for the year ended 2020 includes a $138 million benefit related to recording a loss from continuing operations and income from other comprehensive income categories. There was not a material impact in 2019 or 2018 related to intraperiod tax allocation.

3. Recently Adopted Accounting Standards
In March 2020, the FASB issued Accounting Standards Update 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). ASU 2020-04 provides optional exceptions for applying generally accepted accounting principles to modifications of contracts, hedging relationships, and other transactions that reference LIBOR or another rate that will be discontinued by reference rate reform if certain criteria are met. The guidance is effective beginning on March 12, 2020 and the amendments will be applied prospectively through December 31, 2022. U. S. Steel adopted this guidance during 2020. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which adds an impairment model that is based on expected losses rather than incurred losses. ASU 2016-13 was effective for public companies for fiscal years beginning after December 15, 2019 including interim reporting periods. U. S. Steel adopted this standard effective January 1, 2020. The impact of adoption was not material to the Consolidated Financial Statements.
U. S. Steel's significant financial instruments which are valued at cost are trade receivables (receivables). U. S. Steel's receivables carry standard industry terms and are categorized in two receivable pools, U.S. and U. S. Steel Europe (USSE). Both pools use customer specific risk ratings based on customer financial metrics, past payment experience and other factors and qualitatively consider economic conditions to assess the level of allowance for doubtful accounts. USSE mitigates credit risk for approximately 75 percent of its receivables balance using credit insurance, letters of credit, bank guarantees, prepayments or other collateral. Below is a summary of the allowance for doubtful accounts for the segments. Additional reserve recorded in the twelve month period ended December 31, 2020 primarily reflects uncertainty over near-term anticipated market conditions.

(in millions)	U.S.	USSE	Total Allowance
Balance at December 31, 2019	$12	$16	$28
Additional reserve	5	1	6
Balance at December 31, 2020	17	17	34

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). U. S. Steel adopted the new lease accounting standard effective January 1, 2019 using the optional modified retrospective transition method. As a result of the adoption, an operating lease asset and current and noncurrent liabilities for operating leases were recorded, and there was an insignificant reduction in prior year retained earnings for the cumulative effect of adoption for operating leases where payment started after lease commencement. See Note 24 for further details.

U. S. Steel's adoption of the following ASU's did not have a material impact on U. S. Steel's financial position, results of operations or cash flows:

Effective Date	ASU	Description
January 1, 2018	2014-09	Revenue from Contracts with Customers
January 1, 2018	2017-09	Compensation - Stock Compensation: Scope of Modification Accounting
January 1, 2018	2017-12	Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
July 1, 2018	2018-02	Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
January 1, 2019	2018-07	Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting
January 1, 2019	2018-15	Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs in a Cloud Computing Arrangement That is a Service Contract

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

The results of segment operations are as follows:

(In millions)	Customer Sales	Intersegment Sales	Net Sales	(Loss) Earnings from investees	(Loss) Earnings before Interest and Income Taxes	Depreciation, depletion & amortization	Capital expenditures
2020
Flat-Rolled	$7,071	$208	$7,279	$(9)	$(596)	$496	$484
USSE	1,967	3	1,970	—	9	97	79
Tubular	639	7	646	4	(179)	39	159
Total reportable segments	9,677	218	9,895	(5)	(766)	632	722
Other Businesses	64	98	162	(94)	(39)	11	3
Reconciling Items and Eliminations	—	(316)	(316)	(18)	(270)	—	—
Total	$9,741	$—	$9,741	$(117)	$(1,075)	$643	$725
2019
Flat-Rolled	$9,279	$281	$9,560	$84	$196	$456	$943
USSE	2,417	3	2,420	—	(57)	92	153
Tubular	1,188	3	1,191	5	(67)	46	145
Total reportable segments	12,884	287	13,171	89	72	594	1,241
Other Businesses	53	115	168	(10)	23	22	11
Reconciling Items and Eliminations	—	(402)	(402)	—	(325)	—	—
Total	$12,937	$—	$12,937	$79	$(230)	$616	$1,252
2018
Flat-Rolled	$9,681	$231	$9,912	$54	$883	$367	$820
USSE	3,205	23	3,228	—	359	87	104
Tubular	1,231	5	1,236	7	(58)	47	45
Total reportable segments	14,117	259	14,376	61	1,184	501	969
Other Businesses	61	125	186	—	55	20	32
Reconciling Items and Eliminations	—	(384)	(384)	—	(115)	—	—
Total	$14,178	$—	$14,178	$61	$1,124	$521	$1,001

A summary of total assets by segment is as follows:

	December 31,
(In millions)	2020	2019
Flat-Rolled	$7,099	$7,267
USSE (a)	5,502	5,360
Tubular	887	1,150
Total reportable segments	$13,488	$13,777
Other Businesses	$911	$1,267
Corporate, reconciling items, and eliminations(b)	(2,340)	(3,436)
Total assets	$12,059	$11,608
(a)Included in the USSE segment assets is goodwill of $4 million as of both December 31, 2020 and 2019.
(b)The majority of Corporate, reconciling items, and eliminations total assets is comprised of cash and the elimination of intersegment amounts.

The detail of reconciling items to consolidated earnings (loss) before interest and income taxes is as follows:

(In millions)	2020	2019	2018
Items not allocated to segments:
Asset impairment charges	(263)	—	—
Gain on previously held investment in UPI	25	—	—
Tubular inventory impairment charges	(24)	—	—
December 24, 2018 Clairton coke making facility fire	6	(50)	—
Fairless property sale	145	—	—
Big River Steel debt extinguishment charges	(18)	—	—
Big River Steel transaction and other related costs	(3)	—	—
United Steelworkers labor agreement signing bonus and related costs	—	—	(81)
Granite City Works restart and related costs	—	—	(80)
Restructuring and other charges (Note 25)	(138)	(275)	—
Granite City Works temporary idling charges	—	—	8
Gain on equity investee transactions (Note 12)	—	—	38
Total reconciling items	$(270)	$(325)	$(115)

Geographic Area:
The information below summarizes external sales, property, plant and equipment and equity method investments based on the location of the operating segment to which they relate.

(In millions)	Year	External Sales	Assets
North America	2020	$7,774	$5,590	(a)
	2019	10,520	5,772	(a)
	2018	10,973	4,432	(a)
Europe	2020	1,967	993
	2019	2,417	947
	2018	3,205	919
Total	2020	9,741	6,583
	2019	12,937	6,719
	2018	14,178	5,351
(a)Assets with a book value of $5,590 million, $5,772 million and $4,432 million were located in the United States at December 31, 2020, 2019 and 2018, respectively.
5. Acquisitions

Big River Steel
On October 31, 2019, a wholly owned subsidiary of U. S. Steel purchased a 49.9% ownership interest in Big River Steel at a purchase price of approximately $683 million in cash, with a call option (U. S. Steel Call Option) to acquire the remaining 50.1% within the next four years at an agreed-upon price formula. On December 8, 2020, U. S. Steel announced that it exercised the U. S. Steel Call Option to acquire the remaining equity of Big River Steel. The purchase of the remaining interest in Big River Steel closed on January 15, 2021 for approximately $723 million in cash and the assumption of liabilities of approximately $50 million. The Company assumed certain indebtedness with the purchase, see Note 28 for further details. Big River Steel is a technologically advanced mini mill that completed an expansion in November 2020 that doubled its hot-rolled steel production capacity to 3.3 million tons annually.

Prior to the closing of the acquisition on January 15, 2021, U. S. Steel accounted for its investment in Big River Steel under the equity method as control and risk of loss were shared among the partnership members. U. S. Steel recorded an equity investment asset for Big River Steel of $710 million that included approximately $27 million of transaction costs and is reflected in the investments and long-term receivables line on our balance sheet.

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

The transaction to acquire Big River Steel included the U. S. Steel Call Option described above and options where the other Big River Steel equity owners could require U. S. Steel to purchase their 50.1% ownership interest (Class B Common Put Option) or require U. S. Steel to sell its ownership interest (Class B Common Call Option) at an agreed upon price if the U. S. Steel Call Option expires. When the U. S. Steel Call Option was exercised on December 8, 2020, the options were legally extinguished and U. S. Steel recorded a contingent forward purchase commitment for the unsettled commitment to purchase the remaining interest in Big River Steel, see Note 20 for further details.

USS-POSCO Industries
On February 29, 2020, U. S. Steel purchased the remaining 50% ownership interest in USS-POSCO Industries (UPI) for $3 million, net of cash received of $2 million. There was an assumption of accounts payable owed to U. S. Steel for prior sales of steel substrate of $135 million associated with the purchase that was reflected as a reduction in receivables from related parties on the Company's Consolidated Balance Sheet.

Using step acquisition accounting U. S. Steel increased the value of the Company's previously held equity investment to its fair value of $5 million which resulted in a gain of approximately $25 million. The gain was recorded in gain on equity investee transactions in the Consolidated Statement of Operations.

Receivables of $44 million, inventories of $96 million, accounts payable and accrued liabilities of $19 million, current portion of long-term debt of $55 million and payroll and employee benefits liabilities of $78 million were recorded with the acquisition. Property, plant and equipment of $97 million which included a fair value step-up of $47 million and an intangible asset of $54 million were also recorded on the Company's Consolidated Balance Sheet. The intangible asset, which will be amortized over ten years, arises from a land lease contract, under which a certain portion of payment owed to UPI is realized in the form of deductions from electricity costs.

6. Revenue

Revenue is generated primarily from contracts to produce, ship and deliver steel products, and to a lesser extent, raw materials sales such as iron ore pellets and coke by-products and railroad services. Generally, U. S. Steel’s performance obligations are satisfied and revenue is recognized at a point in time, when title transfers to our customer for product shipped or services are provided. Revenues are recorded net of any sales incentives. Shipping and other transportation costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Costs related to obtaining sales contracts are incidental and are expensed when incurred. Because customers are invoiced at the time title transfers and U. S. Steel’s right to consideration is unconditional at that time, U. S. Steel does not maintain contract asset balances. Additionally, U. S. Steel does not maintain contract liability balances, as performance obligations are satisfied prior to customer payment for product. U. S. Steel offers industry standard payment terms.

The following table disaggregates our revenue by product for each of our reportable business segments for the years ended December 31, 2020, 2019 and 2018, respectively:

Customer Sales by Product:

(In millions) Year Ended December 31, 2020	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$94	$2	$—	$—	$96
Hot-rolled sheets	1,273	793	—	—	2,066
Cold-rolled sheets	2,102	164	—	—	2,266
Coated sheets	2,990	904	—	—	3,894
Tubular products	—	40	621	—	661
All Other (a)	612	64	18	64	758
Total	$7,071	$1,967	$639	$64	$9,741

(In millions) Year Ended December 31, 2019	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$305	$11	$—	$—	$316
Hot-rolled sheets	2,504	997	—	—	3,501
Cold-rolled sheets	2,512	283	—	—	2,795
Coated sheets	2,993	1,006	—	—	3,999
Tubular products	—	40	1,166	—	1,206
All Other (a)	965	80	22	53	1,120
Total	$9,279	$2,417	$1,188	$53	$12,937

(In millions) Year Ended December 31, 2018	Flat-Rolled	USSE	Tubular	Other Businesses	Total
Semi-finished	$156	$174	$—	$—	$330
Hot-rolled sheets	2,816	1,313	—	—	4,129
Cold-rolled sheets	2,709	384	—	—	3,093
Coated sheets	3,090	1,164	—	—	4,254
Tubular products	—	48	1,195	—	1,243
All Other (a)	910	122	36	61	1,129
Total	$9,681	$3,205	$1,231	$61	$14,178
(a) Consists primarily of sales of raw materials and coke making by-products.

7. Net Interest and Other Financial Costs

(In millions)	2020	2019	2018
Interest income:
Interest income	$(7)	$(17)	$(23)
Interest expense and other financial costs:
Interest incurred	306	162	175
Less interest capitalized	26	20	7
Total interest expense	280	142	168
Loss on debt extinguishment (a)	—	—	98
Net periodic benefit (income) costs (other than service cost)	(25)	91	69
Foreign currency net gain (b)	(15)	(17)	(19)
Financial costs on:
Amended Credit Agreement	3	5	5
USSK credit facilities	2	1	3
Other (c)	(21)	10	3
Amortization of discounts and deferred financing costs	15	7	8
Total other financial costs	(16)	6	—
Net interest and other financial costs	$232	$222	$312
(a)Represents a net pretax charge of $98 million during 2018 related to the retirement of our 2020 Senior Notes and 2021 Senior Secured Notes.
(b)The functional currency for USSE is the euro. Foreign currency net gain is a result of transactions denominated in currencies other than the euro.
(c)2020 and 2019 include a $(39) million and $7 million change in fair value of certain call and put options, respectively, related to U. S. Steel's purchase of its 49.9% ownership interest in Big River Steel during 2019. See Note 5 and Note 20 for further details.

8. (Loss) Earnings and Dividends Per Common Share

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
The computations for basic and diluted (loss) earnings per common share from continuing operations are as follows:

(Dollars in millions, except per share amounts)	2020	2019	2018
Net (loss) earnings attributable to United States Steel Corporation stockholders	$(1,165)	$(630)	$1,115
Weighted-average shares outstanding (in thousands):
Basic	196,721	171,418	176,633
Effect of convertible notes	—	—	—
Effect of stock options, restricted stock units and performance awards	—	—	1,828
Adjusted weighted-average shares outstanding, diluted	196,721	171,418	178,461
Basic (loss) earnings per common share	$(5.92)	$(3.67)	$6.31
Diluted (loss) earnings per common share	$(5.92)	$(3.67)	$6.25

The following table summarizes the securities that were antidilutive, and therefore, were not included in the computation of diluted (loss) earnings per common share:

(In thousands)	2020	2019	2018
Securities granted under the 2005 Stock Incentive Plan	6,780	4,459	1,631
Securities convertible under the Senior Convertible Notes	—	650	—
Total	6,780	5,109	1,631

Dividends Paid per Share
Quarterly dividends on common stock were one cent per share for each quarter in 2020 and five cents per share for each quarter in 2019 and 2018.

9. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within U. S. Steel's Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows:

	December 31,
(In millions)	2020	2019	2018
Cash and cash equivalents	$1,985	$749	$1,000
Restricted cash in other current assets	3	2	3
Long-term restricted cash	130	188	37
Total cash, cash equivalents and restricted cash	$2,118	$939	$1,040

Amounts included in restricted cash represent cash balances which are legally or contractually restricted, primarily for electric arc furnace construction, environmental capital expenditure projects and insurance purposes.

10. Inventories

(In millions)	December 31, 2020	December 31, 2019
Raw materials	$416	$628
Semi-finished products	633	720
Finished products	300	376
Supplies and sundry items	53	61
Total	$1,402	$1,785

Current acquisition costs were estimated to exceed the above inventory values at December 31 by $848 million in 2020 and $735 million in 2019. As a result of the liquidation of LIFO inventories, cost of sales decreased and (loss) earnings before interest and income taxes increased by $5 million, $28 million and $10 million in 2020, 2019 and 2018, respectively.

11. Income Taxes

Components of (loss) earnings

(In millions)	2020	2019	2018
United States	$(1,303)	$(381)	$434
Foreign	(4)	(71)	378
(Loss) earnings before income taxes	$(1,307)	$(452)	$812

At the end of both 2020 and 2019, U. S. Steel does not have any undistributed foreign earnings and profits for which U.S. deferred taxes have not been provided.

Income tax (benefit) provision

	2020			2019			2018
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(10)	$(95)	$(105)	$(18)	$196	$178	$(40)	$(283)	$(323)
State and local	(3)	(24)	(27)	—	23	23	2	(58)	(56)
Foreign	1	(11)	(10)	(6)	(17)	(23)	64	12	76
Total	$(12)	$(130)	$(142)	$(24)	$202	$178	$26	$(329)	$(303)

A reconciliation of the federal statutory tax rate of 21 percent to total (benefit) provision follows:

(In millions)	2020	2019	2018
Statutory rate applied to (loss) earnings before income taxes	$(275)	$(95)	$171
Valuation allowance	367	334	(412)
Tax accounting benefit related to increase in OCI	(138)	—	—
Excess percentage depletion	(31)	(46)	(48)
State and local income taxes after federal income tax effects	(47)	(36)	8
Effects of foreign operations	(10)	(23)	74
U.S. impact of foreign operations	1	25	(21)
Impact of tax credits	(18)	5	(71)
Adjustment of prior years' federal income taxes	12	7	—
Other	(3)	7	(4)
Total (benefit) provision	$(142)	$178	$(303)

The 2020 tax benefit includes a $138 million benefit related to recording a loss from continuing operations and income from other comprehensive income categories and expense of $13 million for an updated estimate to tax reserves related to an unrecognized tax benefit. Due to the full valuation allowance on our domestic deferred tax assets, the tax benefit in 2020 does not reflect any additional tax benefit for domestic pretax losses.

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

Deferred taxes
Deferred tax assets and liabilities resulted from the following:

	December 31,
(In millions)	2020	2019
Deferred tax assets:
Federal tax loss carryforwards (expiring in 2035 through 2037)	$443	$176
Federal capital loss carryforwards (expiring 2021)	—	27
State tax credit carryforwards (expiring in 2021 through 2029)	16	18
State tax loss carryforwards (expiring in 2021 through 2040)	182	130
Minimum tax credit carryforwards	—	19
General business credit carryforwards (expiring in 2026 through 2040)	103	85
Foreign tax loss and credit carryforwards (expiring in 2023 through 2030)	171	170
Employee benefits	71	173
Contingencies and accrued liabilities	52	71
Operating lease liabilities	51	58
Section 59(e) amortization	27	18
Investments in subsidiaries and equity investees	—	49
Inventory	21	32
Other temporary differences	46	17
Valuation allowance	(796)	(563)
Total deferred tax assets	387	480
Deferred tax liabilities:
Property, plant and equipment	244	368
Operating right-of-use assets	49	58
Investments in subsidiaries and equity investees	23	—
Receivables, payables and debt	22	17
Indefinite-lived intangible assets	19	19
Other temporary differences	19	3
Total deferred tax liabilities	376	465
Net deferred tax asset	$11	$15

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

At December 31, 2020, we identified the following negative evidence concerning U. S. Steel's ability to use some or all of its domestic deferred tax assets:

•U. S. Steel's domestic operations generated a significant loss in the current year and the Company is currently in a cumulative 12 quarter loss position, and
•some of our domestic deferred tax assets are carryforwards, which have expiration dates.

Most positive evidence can be categorized into one of the four sources of taxable income sequentially. These are (from least to most subjective):

•taxable income in prior carryback years, if carryback is permitted,
•future reversal of existing taxable temporary differences,
•tax planning strategies, and
•future taxable income exclusive of reversing temporary differences and carryforwards.

U. S. Steel utilized all available carrybacks, and therefore, our analysis at December 31, 2020 focused on the other sources of taxable income. Our projection of the reversal of our existing temporary differences generated significant taxable income. This source of taxable income, however, was not sufficient to project full utilization of U. S. Steel’s domestic deferred tax assets. To assess the realizability of the remaining domestic deferred tax assets, U. S. Steel analyzed its prudent and feasible tax planning strategies.

At December 31, 2020, after weighing all the positive and negative evidence, U. S. Steel determined that it was still more likely than not that the net domestic deferred tax asset (excluding a portion of a deferred tax liability related to an asset with an indefinite life) may not be realized. As a result, U. S. Steel recorded a $229 million non-cash charge to tax expense. In the future, if we determine that it is more likely than not that we will be able to realize all or a portion of our deferred tax assets, the valuation allowance will be reduced, and we will record a benefit to earnings.

At December 31, 2020, the net domestic deferred tax liability was $7 million, net of an established valuation allowance of $793 million. At December 31, 2019, the net domestic deferred tax asset was $12 million, net of an established valuation allowance of $560 million.

At December 31, 2020, the net foreign deferred tax asset was $18 million, net of an established valuation allowance of $3 million. At December 31, 2019, the net foreign deferred tax asset was $3 million, net of an established valuation allowance of $3 million. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro.

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

Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in ASC Topic 740 on income taxes. The total amount of unrecognized tax benefits was $16 million, $3 million and $35 million as of December 31, 2020, 2019 and 2018, respectively.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $15 million and $2 million as of December 31, 2020 and 2019, respectively.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Consolidated Statements of Operations. Any penalties are recognized as part of selling, general and administrative expenses. U. S. Steel had accrued liabilities of $2 million for interest and penalties related to uncertain tax positions as of both December 31, 2020 and 2019.

A tabular reconciliation of unrecognized tax benefits follows:

(In millions)	2020	2019	2018
Unrecognized tax benefits, beginning of year	$3	$35	$42
Increases – tax positions taken in prior years	13	—	—
Decreases – tax positions taken in prior years	—	—	(2)
Settlements	—	(32)	—
Lapse of statute of limitations	—	—	(5)
Unrecognized tax benefits, end of year	$16	$3	$35

It is reasonably expected that during the next 12 months unrecognized tax benefits related to income tax issues will change by an immaterial amount.

Tax years subject to examination
Below is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2017 and forward
U.S. States – 2012 and forward
Slovakia – 2010 and forward

Status of Internal Revenue Service (IRS) examinations
The IRS audit of U. S. Steel’s 2017-2018 federal consolidated tax returns began in 2020 and is ongoing. The IRS completed its audit of the Company's 2014 and 2016 tax returns in 2020.

12. Investments, Long-Term Receivables and Equity Investee Transactions

	December 31,
(In millions)	2020	2019
Equity method investments	$1,140	$1,272
Receivables due after one year, less allowance of $5 in both periods	34	191
Other	3	3
Total	$1,177	$1,466

Summarized financial information of all investees accounted for by the equity method of accounting is as follows (amounts represent 100% of investee financial information):

(In millions)	2020	2019	2018
Income data – year ended December 31:(a)
Net Sales	$2,485	$2,528	$2,193
Operating income	12	253	157
Net earnings	(124)	235	134
Balance sheet date – December 31:
Current Assets	$960	$1,144	$642
Noncurrent Assets	3,101	2,976	853
Current liabilities	419	573	348
Noncurrent Liabilities	3,063	2,542	516
(a)We exited Leeds Retail Center, LLC and sold Acero Prime, S.R.L. de CV on May 31, 2018, and October 23, 2018, respectively. The former equity affiliates are included in the income data through the month prior to the date of sale.

U. S. Steel's portion of the (loss) income from investees reflected on the Consolidated Statements of Operations was $(117) million, $79 million and $61 million for the years ended December 31, 2020, 2019 and 2018, respectively.

All of our significant investees are located in the U.S. Investees accounted for using the equity method include:

Investee	December 31, 2020 Interest
Big River Steel(a)	49.9%
Chrome Deposit Corporation	50%
Daniel Ross Bridge, LLC	50%
Double G Coatings Company, Inc.	50%
Hibbing Development Company	24.1%
Hibbing Taconite Company(b)	14.7%
Patriot Premium Threading Services, LLC	50%
PRO-TEC Coating Company, LLC	50%
Strategic Investment Fund Partners II(c)	5.2%
Worthington Specialty Processing	49%
(a)U. S. Steel's 49.9% ownership in Big River Steel consists of 47.7535% interests in Big River Steel Holdings LLC and BRS Stock Holdco LLC. U. S. Steel Blocker LLC, a wholly-owned subsidiary of U. S. Steel, holds a 2.1465% interest in both of those entities.
(b)Hibbing Taconite Company (Hibbing) is an unincorporated joint venture that is owned, in part, by Hibbing Development Company (HDC), which is accounted for using the equity method. Through HDC we are able to influence the activities of HTC, and as such, its activities are accounted for using the equity method.
(c)Strategic Investment Fund Partners II is a limited partnership and in accordance with ASC Topic 323, the financial activities are accounted for using the equity method.

In 2020, we recognized pre-tax gains on equity investee transactions of approximately $6 million on the sale of our 49 percent ownership interest in Feralloy Processing Company and $25 million for the step-up to fair value of our previously held investment in UPI.

In 2018, we recognized pre-tax gains on equity investee transactions of approximately $18 million for the assignment of our ownership interest in Leeds Retail Center, LLC and $20 million from the sale of our 40 percent ownership interest in Acero Prime, S. R. L. de CV.

There were no dividends or partnership distributions received from equity investees in 2020. There were dividends or partnership distributions of $5 million in 2019 and $13 million in 2018.

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

Big River Steel
On October 31, 2019, a wholly owned subsidiary of U. S. Steel purchased a 49.9% ownership interest in Big River Steel at a purchase price of approximately $683 million in cash. U. S. Steel recorded an equity investment asset for Big River Steel of $710 million that includes approximately $27 million of transaction costs. On January 15, 2021, U. S. Steel purchased the remaining interest in Big River Steel for $723 million in cash and the assumption of approximately $50 million in liabilities. See Note 5 for further details.

Patriot Premium Threading Services, LLC
Patriot Premium Threading Services, LLC (Patriot) is located in Midland, Texas and provides oil country threading, accessory threading, repair services and rig site services to exploration and production companies located principally in the Permian Basin. During the fourth quarter of 2019, Patriot’s 50-50 joint venture partners, a wholly owned subsidiary of U. S. Steel and Butch Gilliam Enterprises, Inc. (BGE) amended the joint venture agreement. In accordance with the amended agreement, U. S. Steel will be entitled to receive distributions of 100% of Patriot’s earnings starting January 1, 2020 and will purchase BGE’s ownership interest in Patriot after a three-year period in exchange for certain fixed payments and payments equal to ten percent of Patriot’s earnings before interest and taxes during that time period. The prepaid asset (recorded in other noncurrent assets) related to the future purchase of Patriot was $33 million at both year end 2020 and 2019. The liability (recorded in deferred credits and other noncurrent liabilities) related to the future purchase of Patriot was $6 million at both year end 2020 and 2019.

Patriot is classified as a variable interest entity because its economics are not proportional to the equal voting interests of its two joint venture partners. U. S. Steel is not the primary beneficiary because it does not direct the decisions that most significantly impact the economic performance of Patriot. These decisions include those related to sales of Patriot’s goods and services, its production planning and scheduling and its negotiation of procurement contracts.

At December 31, 2020 and 2019, U. S. Steel had other assets of approximately $28 million and $30 million, respectively, on its consolidated balance sheets related to Patriot. These assets were comprised primarily of our equity investment in Patriot which is classified in investments and other long-term receivables and an insignificant related party receivable for the sale of pipe to Patriot for threading services. The assets represent our maximum exposure to Patriot without consideration of any recovery that could be received if there were a sale of Patriot’s assets. Creditors of Patriot have no recourse to the general credit of U. S. Steel.

13. Property, Plant and Equipment

		December 31,
(In millions)	Useful Lives	2020	2019
Land and depletable property	—	$237	$202
Buildings	35 years	1,154	1,105
Machinery and equipment
Steel producing	2-30 years	14,417	13,658
Transportation	3-40 years	282	280
Other	5-30 years	92	129
Information technology	5-6 years	796	787
Assets under finance lease	5-15 years	113	83
Construction in process	—	613	833
Total		17,704	17,077
Less accumulated depreciation and depletion		12,260	11,630
Net		$5,444	$5,447

Amounts in accumulated depreciation and depletion for assets acquired under finance leases (including sale-leasebacks accounted for as financings) were $40 million and $27 million at December 31, 2020 and 2019, respectively.

14. Intangible Assets

Intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of December 31, 2020				As of December 31, 2019
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Impairment (a)	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22 Years	$132	$55	$77	$—	$132	$76	$56
Patents	10-15 Years	22	7	10	5	22	8	14
Energy Contract	10 Years	54	—	5	$49	—	—	—
Other	4-20 Years	14	5	9	—	14	9	5
Total amortizable intangible assets		$222	$67	$101	$54	$168	$93	$75
(a) The impairment charge was the result of the quantitative impairment analysis of the welded tubular asset group for the period ended March 31, 2020. See Note 1 for further details.
Amortization expense was $8 million for both years ended December 31, 2020 and December 31, 2019. We expect approximately $6 million in annual amortization expense through 2025 and approximately $24 million in remaining amortization expense thereafter.
The carrying amount of acquired water rights with indefinite lives as of December 31, 2020 and December 31, 2019 totaled $75 million.

15. Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee) under the 2005 Stock Incentive Plan (the 2005 Plan) and the 2016 Omnibus Incentive Compensation Plan (the Omnibus Plan) (collectively the Plans). On April 26, 2016, the Company's stockholders approved the Omnibus Plan and authorized the Company to issue up to 7,200,000 shares of U. S. Steel common stock under the Omnibus Plan. The Company's stockholders authorized the issuance of an additional 6,300,000 shares under the Omnibus Plan on April 25, 2017 and an additional 4,700,000 shares under the Omnibus Plan on April 28, 2020. While awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of December 31, 2020, there were 6,092,033 shares available for future grants under the

Omnibus Plan. Generally, a share issued under the Omnibus Plan pursuant to an award other than a stock option will reduce the number of shares available under the Stock Plan by 1.78 shares. Shares related to awards under either plan (i) that are forfeited, (ii) that terminate without shares having been issued or (iii) for which payment is made in cash or property other than shares, are again available for awards under the Omnibus Plan. Shares delivered to U. S. Steel or withheld for purposes of satisfying the exercise price or tax withholding obligations are not available for future awards. The purpose of the Plans is to attract, retain and motivate employees and non-employee directors of outstanding ability, and to align their interests with those of the stockholders of U. S. Steel. The Committee administers the Plans, and under the Omnibus Plan may make grants of stock options, restricted stock units (RSUs), performance awards, and other stock-based awards.

The following table summarizes the total stock-based compensation awards granted during the years 2020, 2019 and 2018:

	Restricted Stock Units	TSR Performance Awards	ROCE Performance Awards (a)
2020 Grants	2,640,690	671,390	—
2019 Grants	1,005,500	210,520	527,470
2018 Grants	824,195	79,190	247,510
(a) The ROCE awards granted in 2020 are not shown in the table because they were granted in cash.

Stock-based compensation expense
The following table summarizes the total compensation expense recognized for stock-based compensation awards:

(In millions, except per share amounts)	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Stock-based compensation expense recognized:
Cost of sales	$8	$9	$11
Selling, general and administrative expenses	18	17	21
Decrease in net income	26	26	32
Decrease in basic earnings per share	0.13	0.15	0.14
Decrease in diluted earnings per share	0.13	0.15	0.13

As of December 31, 2020, total future compensation cost related to nonvested stock-based compensation arrangements was $12 million and the average period over which this cost is expected to be recognized is approximately 20 months.

Stock options
Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. Awards generally vest ratably over a three-year service period and have a term of ten years. Stock options are generally issued at the market price of the underlying stock on the date of the grant. Upon exercise of stock options, shares of U. S. Steel stock are issued from treasury stock or from authorized, but unissued common stock. There were no stock options granted in 2020, 2019 and 2018.

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

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2020:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2020	2,351,831	$27.08
Granted	—	$—
Exercised	(22,849)	$14.78
Forfeited or expired	(282,746)	$36.10
Outstanding at December 31, 2020	2,046,236	$25.98	3.72	$1
Exercisable at December 31, 2020	2,046,236	$25.98	3.72	$1
Exercisable and expected to vest at December 31, 2020	2,046,236	$25.98	3.72	$1

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (difference between our closing stock price on the last trading day of 2020 and the exercise price, multiplied by the number of in-the-money options). Intrinsic value changes are a function of the fair market value of our stock.

The total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the option) was immaterial during the year ended December 31, 2020 and December 31, 2019 and $27 million during the year ended December 31, 2018. The total amount of cash received by U. S. Steel from the exercise of options during the year ended December 31, 2020 and December 31, 2019, was an immaterial amount and the related net tax benefit realized from the exercise of these options was an immaterial amount in 2020 and 2019.

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

Total shareholder return (TSR) performance awards may vest at varying levels at the end of a three-year performance period if U. S. Steel’s total shareholder return compared to the total shareholder return of a peer group of companies meets performance criteria during the three-year performance period. For the 2018 awards, TSR is calculated over the full three-year performance period. For the 2020 and 2019 awards, TSR is calculated as follows: 20 percent for each year in the three-year performance period and 40 percent for the full three-year period. TSR performance awards may vest and payout 50 percent at the threshold level, 100 percent at the target level and 200 percent at the maximum level for payouts. Payment for performance in between the threshold percentages will be interpolated. The fair value of the performance awards is calculated using a Monte-Carlo simulation.

Performance awards based on the return on capital employed (ROCE) metric were granted in cash in 2020, and in equity in 2019 and 2018. ROCE awards granted will be measured on a weighted average basis of the Company’s consolidated worldwide earnings (loss) before interest and income taxes, as adjusted, divided by consolidated worldwide capital employed, as adjusted, over a three year period.

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

The following table shows a summary of the performance awards outstanding as of December 31, 2020, and their fair market value on the respective grant date:

Performance Period	Fair Value (in millions)	Minimum Shares	Target Shares	Maximum Shares
2020 - 2022	$5	—	671,390	1,342,780
2019 - 2021	$16	—	632,217	1,264,434
2018 - 2020	$13	—	281,693	563,386

The following table shows a summary of the status and activity of nonvested stock awards for the year ended December 31, 2020:

	Restricted Stock Units	TSR Performance Awards (a)	ROCE Performance Awards (a)	Total	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2020	1,589,824	350,317	692,843	2,632,984	$30.72
Granted	2,640,690	671,390	—	3,312,080	8.69
Vested	(527,534)	—	—	(527,534)	30.55
Performance adjustment factor (b)	—	—	(101,587)	(101,587)	34.82
Forfeited or expired	(187,255)	(1,556)	(26,107)	(214,918)	19.00
Nonvested at December 31, 2020	3,515,725	1,020,151	565,149	5,101,025	$16.85
(a)The number of shares shown for the performance awards is based on the target number of share awards.
(b)Consists of adjustments to vested performance awards to reflect actual performance. The adjustments were required since the original grants of the awards were at 100 percent of the targeted amounts and the awards vested at greater than target.

The following table presents information on RSUs and performance awards granted:

	2020	2019	2018
Number of awards granted	3,312,080	1,743,490	1,150,895
Weighted-average grant-date fair value per share	$8.69	$24.46	$41.65

During the years ended December 31, 2020, 2019, and 2018, the total fair value of shares vested was $16 million, $21 million, and $14 million, respectively.

16. Derivative Instruments
U. S. Steel is exposed to foreign currency exchange rate risks in our European operations. USSE’s revenues are primarily in euros and costs are primarily in euros and U.S. dollars (USD). U. S. Steel uses foreign exchange forward sales contracts (foreign exchange forwards) with maturities no longer than 12 months to exchange euros for USD to manage our currency requirements and exposure to foreign currency exchange rate fluctuations. Derivative instruments are required to be recognized at fair value in the Consolidated Balance Sheet. U. S. Steel did not designate euro foreign exchange forwards entered into prior to July 1, 2019, as hedges; therefore, changes in their fair value were recognized immediately in the Consolidated Statements of Operations (mark-to-market accounting). For those contracts, U. S. Steel recognized changes in fair value immediately through earnings until all of the contracts matured in July 2020. U. S. Steel elected cash flow hedge accounting for euro foreign exchange forwards prospectively effective July 1, 2019. Accordingly, gains and losses for euro foreign exchange forwards entered into after July 1, 2019 are recorded within accumulated other comprehensive income (AOCI) until the related contract impacts earnings. We mitigate the risk of concentration of counterparty credit risk by purchasing our forwards from several counterparties.
In 2018, U. S. Steel entered into long-term freight contracts in its domestic operations that require payment in Canadian dollars (CAD). We entered into foreign exchange forward contracts with remaining maturities up to 12 months to exchange USD for CAD to mitigate a portion of the related risk of exchange rate fluctuations and to manage our currency requirements. We elected to designate these contracts as cash flow hedges. All of these contracts had matured as of December 2020.
U. S. Steel may use fixed-price forward physical purchase contracts to partially manage our exposure to price risk related to the purchases of natural gas, zinc and tin used in the production process. Generally, forward physical purchase contracts qualify for the normal purchase and normal sales exceptions described in ASC Topic 815 and are not subject to mark-to-market accounting. U. S. Steel also uses financial swaps to protect from the commodity price risk associated with purchases of natural gas, zinc, tin and electricity (commodity purchase swaps). We elected cash flow hedge accounting for domestic commodity purchase swaps for natural gas, zinc and tin and use mark-to-market accounting for electricity swaps used in our domestic operations and for commodity purchase swaps used in our European operations.

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
The table below shows the outstanding swap quantities used to hedge forecasted purchases and sales as of December 31, 2020 and December 31, 2019:

Hedge Contracts	Classification	December 31, 2020	December 31, 2019
Natural gas (in mmbtus)	Commodity purchase swaps	38,801,400	56,613,200
Tin (in metric tons)	Commodity purchase swaps	812	145
Zinc (in metric tons)	Commodity purchase swaps	25,361	9,819
Electricity (in megawatt hours)	Commodity purchase swaps	760,320	—
Hot-rolled coils (in tons)	Sales swaps	120,000	—
Foreign currency (in millions of euros)	Foreign exchange forwards	€242	€282
Foreign currency (in millions of CAD)	Foreign exchange forwards	$—	$25
The following summarizes the fair value amounts included in our Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019:

(In millions) Designated as Hedging Instruments	Balance Sheet Location	December 31, 2020	December 31, 2019
Sales swaps	Accounts payable	$26	$—
Sales swaps	Other long-term liabilities	—	—
Commodity purchase swaps	Accounts receivable	5	1
Commodity purchase swaps	Accounts payable	10	17
Commodity purchase swaps	Investments and long-term receivables	—	1
Commodity purchase swaps	Other long-term liabilities	—	7
Foreign exchange forwards	Accounts payable	18	1
Foreign exchange forwards	Other long-term liabilities	—	—

Not Designated as Hedging Instruments
Commodity purchase swaps	Investments and long-term receivables	1	4
The table below summarizes the effect of hedge accounting on AOCI and amounts reclassified from AOCI into earnings for 2020, 2019, and 2018:

	(Loss) Gain on Derivatives in AOCI				Amount of Loss Recognized in Income
(In millions)	2020	2019	2018	Location of Reclassification from AOCI (a)	2020	2019	2018
Sales swaps	$(26)	$1	$—	Net sales (b)	$—	$(1)	$(13)
Commodity purchase swaps	17	(6)	(15)	Cost of sales (c)	(24)	(19)	(8)
Foreign exchange forwards	(17)	1	(2)	Cost of sales	(7)	(1)	—
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items resulting in immaterial ineffectiveness.
(b) U. S. Steel elected cash flow hedge accounting for hot-rolled coil sales swaps effective January 1, 2018 and for iron ore pellet sales swaps effective January 1, 2019.
(c) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.

The table below summarizes the impact of derivative activity where hedge accounting has not been elected on our Consolidated Statements of Operations for 2020, 2019 and 2018:

		Amount of (Loss) Gain Recognized in Income
(In millions)	Consolidated Statement of Operations Location	2020	2019	2018
Sales swaps (a)	Net sales	$—	$—	$(1)
Commodity purchase swaps	Cost of sales	(1)	—	—
Foreign exchange forwards (b)	Other financial costs	—	17	24
(a) U. S. Steel elected cash flow hedge accounting for hot-rolled coil sales swaps effective January 1, 2018 and for iron ore pellet sales swaps effective January 1, 2019.
(b) U. S. Steel elected hedge accounting for foreign exchange forwards to exchange USD for CAD and for euro foreign exchange forwards prospectively effective July 1, 2019.

At current contract values, $49 million in AOCI as of December 31, 2020 will be recognized as an increase in cost of sales over the next year as related hedged items are recognized in earnings. The maximum derivative contract duration for commodity purchase swaps is 12 months, the maximum duration for sales swaps is 12 months and the maximum derivative contract duration for commodity purchase swaps where hedge accounting was not elected is 25 months.

17. Debt

			December 31,
(In millions)	Interest Rates %	Maturity	2020	2019
2037 Senior Notes	6.650	2037	$350	$350
2026 Senior Notes	6.250	2026	650	650
2026 Senior Convertible Notes	5.000	2026	350	350
2025 Senior Notes	6.875	2025	750	750
2025 Senior Secured Notes	12.000	2025	1,056	—
Export-Import Credit Agreement	Variable	2021	180	—
Environmental Revenue Bonds	4.875 - 6.750	2024 - 2050	717	620
Finance leases and all other obligations		2021-2029	81	66
ECA Credit Agreement	Variable	2031	113	—
Credit Facility Agreement, $2.0 billion	Variable	2024	500	600
UPI Amended Credit Facility	Variable	2020	—	—
USSK Credit Agreement	Variable	2023	368	393
USSK credit facilities	Variable	2021	—	—
Total debt			5,115	3,779
Less unamortized discount and debt issuance costs			228	138
Less short-term debt and long-term debt due within one year			192	14
Long-term debt			$4,695	$3,627

Export-Import Credit Agreement
On September 30, 2020, U. S. Steel and its subsidiary, United States Steel International, Inc., as the borrowers, entered into an Export-Import Transaction Specific Loan and Security Agreement (Export-Import Credit Agreement) with the lenders party thereto from time to time and PNC Bank, National Association (PNC), as agent for the lenders, under which it borrowed $250 million, and received proceeds of approximately $240 million, net of transaction fees of approximately $10 million. The Export-Import Credit Agreement provides for up to $250 million of term loans, which mature on August 30, 2021, unless sooner terminated or extended by the borrowers to July 30, 2022. The maturity of the term loans under the Export-Import Credit Agreement may be extended only if the loan facility continues to be eligible for coverage (at a 95% level) under the Ex-Im Guarantee (as defined in the Export-Import Credit Agreement) and each lender consents to such extension. Interest on the term loans will accrue at a contract rate of 2.50% plus the applicable LIBOR rate. The obligations under the Export-Import Credit Agreement are secured by receivables (collateral) under certain iron ore pellet export contracts. The Export-Import Credit Agreement permits voluntary prepayments and requires mandatory prepayments with net cash proceeds of dispositions of collateral. The Export-Import Credit Agreement also contains certain customary covenants and restrictions, including restrictions on sale of assets, restrictions on incurring liens upon collateral and a requirement that the borrowers comply with the Ex-Im Borrower Agreement (entered into on September 30, 2020 by the borrowers in favor of Ex-Im Bank, the lenders and PNC, as agent for the lenders).

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

Export Credit Agreement
Funding of U. S. Steel’s vendor supported Export Credit Agreement (ECA) occurred on February 19, 2020. U. S. Steel had borrowed $113 million under the ECA as of December 31, 2020. Loan repayments start six months after the starting point of credit as defined in the loan agreement with a total repayment term up to eight years. Loan availability and repayment terms are subject to certain customary covenants and events of default. The purpose of the ECA is to finance equipment purchased for the endless casting and rolling facility at the Mon Valley Works facility in Braddock, Pennsylvania.

Credit Facility Agreement
As of December 31, 2020, there was $505 million drawn under the $2.0 billion Fifth Amended and Restated Credit Facility Agreement (Credit Facility Agreement), of which $5 million was utilized for letters of credit. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of 10 percent of the total aggregate commitments and $200 million. Based on the most recent four quarters as of December 31, 2020, the Company would not have met the fixed charge coverage ratio test; therefore, the amount available to the Company under this facility is effectively reduced by $200 million. In addition, since the value of our inventory and trade accounts receivable less specified reserves calculated in accordance with the Credit Facility Agreement do not support the full amount of the facility at December 31, 2020, the amount available to the Company under this facility was further reduced by $351 million. The availability under the Credit Facility Agreement was $944 million as of December 31, 2020.

The Credit Facility Agreement provides for borrowings at interest rates based on defined, short-term market rates plus a margin based on availability and includes other customary terms and conditions including restrictions on our ability to create certain liens and to consolidate, merge or transfer all, or substantially all, of our assets. The Credit Facility Agreement expires in October 2024. Maturity may be accelerated 91 days prior to the stated maturity of any outstanding senior debt if excess cash and credit facility availability do not meet the liquidity conditions set forth in the Credit Facility Agreement. Borrowings are secured by liens on certain North American inventory and trade accounts receivable. Availability under this facility may be impacted by additional footprint decisions that are made to the extent the value of the collateral pool of inventory and accounts receivable that support our borrowing availability are reduced.

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

U. S. Steel Košice (USSK) credit facilities
At December 31, 2020, USSK had borrowings of €300 million (approximately $368 million) under its €460 million (approximately $564 million) revolving credit facility (USSK Credit Agreement). At December 31, 2019, USSK had borrowings of €350 million (approximately $393 million) under its €460 million (approximately $517 million) revolving credit facility. The USSK Credit Agreement contains certain USSK specific financial covenants including a minimum subordinated intercompany indebtedness and stockholders' equity to assets ratio and net debt to EBITDA ratio. The covenants are measured semi-annually at June and December each year for the period covering the last twelve calendar months, with the first net debt to EBITDA measurement occurring at June 2021. USSK must maintain a net debt to EBITDA ratio of less than 6.5 as of June 30, 2021 and 3.5 for semi-annual measurements starting December 31, 2021. If covenant compliance requirements are not met and the covenants are not amended or waived, noncompliance may result in an event of default, in which case USSK may not draw upon the facility, and the majority lenders, as defined in the USSK Credit Agreement, may cancel any and all commitments, and/or accelerate full repayment of any or all amounts outstanding under the USSK Credit Agreement. An event of default under the USSK Credit Agreement could also result in an event of default under the Credit Facility Agreement.

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

At December 31, 2020, USSK had no borrowings under its €20 million and €10 million credit facilities (collectively approximately $37 million) and the availability was approximately $28 million due to approximately $9 million of customs and other guarantees outstanding.

Each of these facilities bear interest at short-term rate market rates plus a margin and contain customary terms and conditions.

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

Change in control event
If there is a change in control of U. S. Steel: (a) debt obligations totaling $4,317 million as of December 31, 2020 may be declared due and payable; and (b) the Credit Facility Agreement and the USSK credit facilities may be terminated and any amounts outstanding declared due and payable.

Debt Maturities – Aggregate maturities of debt are as follows (in millions):

2021	2022	2023	2024	2025	Later Years	Total
$196	$22	$379	$568	$1,813	$2,137	$5,115

18. Pensions and Other Benefits

U. S. Steel has defined contribution or multi-employer retirement benefits for more than three-quarters of its employees in the United States and non-contributory defined benefit pension plans covering the remaining employees. Benefits under the defined benefit pension plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. In addition, pension benefits for most non-represented employees under these plans are based upon a percent of total career pensionable earnings. Effective December 31, 2015, non-represented participants in the defined benefit plan no longer accrue additional benefits under the plan. For those non-represented employees without defined benefit coverage (defined benefit pension plan was closed to new participants in 2003) and those for which the defined benefit plan was frozen, the Company also provides in the defined contribution plans (401(k) plans) a retirement account benefit based on salary and attained age. Most non-represented employees also participate in the 401(k) plans whereby the Company matches a certain percentage of salary based on the amount contributed by the participant. At December 31, 2020, more than two-thirds of U. S. Steel’s represented employees in the United States are covered by the Steelworkers Pension Trust (SPT), a multi-employer pension plan, to which U. S. Steel contributes on the basis of a fixed dollar amount for each hour worked.

In February of 2020, U. S. Steel acquired the remaining 50% ownership of its joint venture with USS/POSCO Industries (UPI) and its associated benefit plans. Upon acquisition, UPI defined benefit pension and other benefit liability was estimated on a net basis at $8 million and $55 million, respectively.
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

	Pension Benefits		Other Benefits
(In millions)	2020	2019	2020	2019
Change in benefit obligations
Benefit obligations at January 1	$5,822	$5,626	$1,876	$2,121
Service cost	51	44	12	13
Interest cost	193	237	63	91
UPI acquisition	246	—	56	—
Actuarial losses (gains)	400	416	(23)	(195)
Exchange rate loss	3	1	—	—
Settlements, curtailments and termination benefits	4	—	4	—
Benefits paid	(533)	(502)	(147)	(154)
Benefit obligations at December 31	$6,186	$5,822	$1,841	$1,876
Change in plan assets
Fair value of plan at January 1	$5,406	$4,960	$2,025	$1,860
Actual return on plan assets	922	948	219	274
UPI acquisition	238	—	1	—
Asset reversion	—	—	(38)	—
Employer contributions	—	—	1	—
Benefits paid from plan assets	(531)	(502)	(97)	(109)
Fair value of plan assets at December 31	$6,035	$5,406	$2,111	$2,025
Funded status of plans at December 31	(151)	(416)	270	149

For Pension Benefits, the largest contributor to the actuarial loss in 2020 was the decrease in the discount rate from 3.35% at December 31, 2019 to 2.72% at December 31, 2020. In 2019, the largest contributor of actuarial loss was the decrease in the discount rate from 4.41% at December 31, 2018 to 3.35% at December 31, 2019. This loss was partially offset by a change in mortality assumptions.

For Other Benefits, the largest contributor to the actuarial gain in 2020 was attributable to reductions in future health care costs. The gain was partially offset by a decrease in the discount rate from 3.43% at December 31, 2019 to 2.80% at December 31, 2020. In 2019, the largest contributor of actuarial gain was attributable to reductions in future health care costs and assumptions on future participant enrollment in the plan. The gain was partially offset by a decrease in the discount rate from 4.47% at December 31, 2018 to 3.43% at December 31, 2019.

Amounts recognized in accumulated other comprehensive loss:

		2020
(In millions)	12/31/2019	Amortization	Activity	12/31/2020
Pensions
Prior Service Cost	$16	$(2)	$—	$14
Actuarial Losses	2,101	(147)	(190)	1,764
Other Benefits
Prior Service Credit	(109)	6	—	(103)
Actuarial Gains	(411)	16	(161)	(556)

As of December 31, 2020 and 2019, the following amounts were recognized in the Consolidated Balance Sheet:

	Pension Benefits		Other Benefits
(In millions)	2020	2019	2020	2019
Noncurrent assets (a)	12	—	326	158
Current liabilities	(9)	(3)	(4)	(1)
Noncurrent liabilities	(154)	(413)	(52)	(8)
Accumulated other comprehensive loss (b)	1,778	2,117	(659)	(520)
Net amount recognized	$1,627	$1,701	$(389)	$(371)
(a)    Included in noncurrent assets for Other Benefits are $45 million of expected retiree medical and life insurance payments for the next twelve months.
(b)    Accumulated other comprehensive loss effects associated with accounting for pensions and other benefits in accordance with ASC Topic 715 at December 31, 2020 and December 31, 2019, respectively, are reflected net of tax of $678 million and $800 million respectively, on the Consolidated Statements of Stockholders’ Equity.

The Accumulated Benefit Obligation (ABO) for all defined benefit pension plans was $5,979 million and $5,636 million at December 31, 2020 and 2019, respectively.

	December 31,
(In millions)	2020	2019
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligations (ABO)	$(5,979)	$(5,636)
Aggregate projected benefit obligations (PBO)	(6,186)	(5,822)
Aggregate fair value of plan assets	6,035	5,406

The aggregate PBO in excess of plan assets reflected above is included in the payroll and benefits payable and employee benefits lines on the Consolidated Balance Sheet.

Following are the details of net periodic benefit costs related to Pension and Other Benefits:

	Pension Benefits			Other Benefits
(In millions)	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost:
Service cost	$51	$44	$49	$12	$13	$17
Interest cost	193	237	233	63	91	92
Expected return on plan assets	(333)	(324)	(361)	(80)	(79)	(82)
Amortization - prior service costs (credits)	2	2	—	(6)	29	29
- actuarial losses (gains)	145	132	152	(16)	3	4
Net periodic benefit cost, excluding below	58	91	73	(27)	57	60
Multiemployer plans (a)	76	77	60	—	—	—
Settlement, termination and curtailment losses	11	11	10	4	—	—
Net periodic benefit cost	$145	$179	$143	$(23)	$57	$60
(a)    Primarily represents pension expense for the SPT covering USW employees hired from National Steel Corporation and new USW employees hired after May 21, 2003.

Net periodic benefit cost for pensions and Other Benefits is projected to be approximately $87 million and approximately $(72) million, respectively, in 2021. The pension cost projection includes approximately $73 million of contributions to the SPT.

Weighted average assumptions used to determine the benefit obligation at December 31 and net periodic benefit cost for the year ended December 31 are detailed below.

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
	U.S. and Europe	U.S. and Europe	U.S.	U.S.
Actuarial assumptions used to determine benefit obligations at December 31:
Discount rate	2.72%	3.35%	2.80%	3.43%
Increase in compensation rate	2.62%	2.60%	N/A	N/A

	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
	U.S. and Europe	U.S. and Europe	U.S. and Europe	U.S.	U.S.	U.S.
Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31:
Discount rate	3.35%	4.41%	4.00%	3.42%	4.47%	4.03%
Expected annual return on plan assets	6.47%	6.50%	6.85%	4.25%	4.25%	4.25%
Increase in compensation rate	2.62%	2.60%	2.60%	N/A	N/A	N/A

The discount rate reflects the current rate at which the pension and Other Benefit liabilities could be effectively settled at the measurement date. In 2017, we refined our discount rate determination process for our U.S. plans by using a bond matching approach to select specific bonds that would satisfy our projected benefit payments. We believe the bond matching approach more closely reflects the process we would employ to settle our pension and other benefits obligations. For our European pension plan, the discount rate is determined using the iboxx Euro indices based on duration. The discount rate assumptions are updated annually.

	2020	2019
Assumed health care cost trend rates at December 31:	U.S.	U.S.
Health care cost trend rate assumed for next year	6.50%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2028

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

Plan Assets

ASC Topic 820 establishes a single definition of fair value, creates a three-tier hierarchy as a framework for measuring fair value based on inputs used to value the Plan's investments, and requires additional disclosure about fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). The three levels of the fair value hierarchy are summarized below:

•Level 1 – Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Plan has the ability to access.
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

•Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

U. S. Steel’s Pension plan and Other Benefits plan assets are classified as follows:

Level 1	Level 2	Level 3
Short-term Investments	Corporate Bonds - U.S. & Non U.S.	Timberlands
Equity Securities - U.S. & International	Government Bonds - U.S. & Non U.S.	Real Estate
	Mortgage and asset-backed securities	Mineral Interests and Other Alternatives

An instrument’s level is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2020 and 2019.

Short-term investments are valued at amortized cost which approximates fair value due to the short-term maturity of the instruments. Equity securities - U.S. & International are valued at the closing price reported on the active exchange on which the individual securities are traded. U.S. and Non U.S. government bonds are valued using pricing models maximizing the use of observable inputs for similar securities. Corporate U.S. & Non U.S. bonds are also valued using pricing models maximizing the use of observable inputs for similar securities, which includes basing value on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar bonds, the bond is valued under a discounted cash flow approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks. Mortgage and asset-backed securities are valued using quotes from a broker dealer. Private equities and real estate are valued using information provided by external managers for each individual investment held in the fund or using NAV (net asset value) as a practical expedient. Timberland investments are valued at their appraised value. Mineral Interests and other alternatives are valued at the present value of estimated future cash flows discounted at estimated market rates for assets of similar quality and duration.

The fair value of U. S. Steel's pension plan assets by asset category at December 31 were as follows (in millions):

	2020					2019
	Level 1	Level 2	Level 3	measured at NAV (a)	Total	Level 1		Level 2	Level 3	measured at NAV (a)	Total
Asset Category
Equity
U. S. companies	$306	$—	$—	$—	$306	$123		$—	$—	$—	$123
International companies	177	—	—	—	177	7		—	—	—	7
Total equity	483	—	—	—	483	130		—	—	—	130
Fixed Income
Corporate Bonds - U.S.	—	1,514	—	—	1,514	—		1,004	—	—	1,004
Corporate Bonds - Non-U.S.	—	252	—	—	252	—		160	—	—	160
U.S. government and agencies	—	202	—	—	202	—		771	—	—	771
Non-U.S. government	—	97	—	—	97	—		77	—	—	77
Mortgage and asset-backed securities	—	213	—	—	213	—		265	—	—	265
Total fixed income	—	2,278	—	—	2,278	—		2,277	—	—	2,277
Alternatives
Timberlands	—	—	269	—	269	—		—	283	—	283
Mineral Interests and other alternatives	—	—	19	—	19	—		—	2	—	2
Private equity	—	—	—	231	231	—		—	—	238	238
Real estate	—	—	36	205	241	—		—	32	240	272
Total alternatives	—	—	324	436	760	—	—	—	317	478	795
Commingled Funds	—	—	—	2,289	2,289	—		—	—	2,170	2,170
Short-Term Investments	173	—	—	—	173	—		—	—	—	—
Other (b)	52	—	—	—	52	34		—	—	—	34
Total assets at fair value	$708	$2,278	$324	$2,725	$6,035	$164		$2,277	$317	$2,648	$5,406
(a)In accordance with ASC Topic 820, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
(b)Includes cash, accrued income, and miscellaneous payables.

The following table sets forth a summary of changes in the fair value of U. S. Steel’s Pension plan Level 3 assets for the years ended December 31, 2020 and 2019:

	Level 3 assets only
(In millions)	2020	2019
Balance at beginning of period	$317	$331
Transfers in and/or out of Level 3	—	—
Actual return on plan assets:
Realized gain	2	8
Net unrealized loss	(9)	(21)
Purchases, sales, issuances and settlements:
Purchases	17	1
Sales	(3)	(2)
Balance at end of period	$324	$317

The fair value of U. S. Steel's Other Benefits plan assets by asset category at December 31 were as follows (in millions):

	2020					2019
	Level 1	Level 2	Level 3	measured at NAV (a)	Total	Level 1		Level 2	Level 3	measured at NAV (a)	Total
Asset Category
Equity
U. S. companies	$77	$—	$—	$—	$77	$30		$—	$—	$—	$30
International companies	27	—	—	—	27	19		—	—	—	19
Total equity	104	—	—	—	104	49		—	—	—	49
Fixed Income
Corporate Bonds - U.S.	—	1,121	—	—	1,121	—		1,132	—	—	1,132
Corporate Bonds - Non-U.S.	—	231	—	—	231	—		287	—	—	287
U.S. government and agencies	—	365	—	—	365	—		329	—	—	329
Non-U.S. government	—	9	—	—	9	—		13	—	—	13
Mortgage and asset-backed securities	—	31	—	—	31	—		38	—	—	38
Total fixed income	—	1,757	—	—	1,757	—		1,799	—	—	1,799
Alternatives
Timberlands	—	—	35	—	35	—		—	35	—	35
Private equity	—	—	—	48	48	—		—	—	54	54
Real estate	—	—	—	29	29	—		—	—	32	32
Total alternatives	—	—	35	77	112	—	—	—	35	86	121
Short-Term Investments	102	—	—	—	102	31		—	—	—	31
Other (b)	36	—	—	—	36	25		—	—	—	25
Total assets at fair value	$242	$1,757	$35	$77	$2,111	$105		$1,799	$35	$86	$2,025
(a)In accordance with ASC Topic 820, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
(b)Includes cash, accrued income, and miscellaneous payables.

The following table sets forth a summary of changes in the fair value of U. S. Steel’s Other Benefits plan Level 3 assets for the years ended December 31, 2020 and 2019:

	Level 3 assets only
(In millions)	2020	2019
Balance at beginning of period	$35	$35
Transfers in and/or out of Level 3	—	—
Actual return on plan assets:
Realized gain	—	—
Net unrealized loss	—	—
Purchases, sales, issuances and settlements:
Purchases	2	—
Sales	(2)	—
Balance at end of period	$35	$35

U. S. Steel’s investment strategy for its U.S. pension and Other Benefits plan assets provides for a diversified mix of high quality bonds, public equities and selected smaller investments in private equities, private credit, timber and mineral interests. For its U.S. pension, U. S. Steel has a target allocation for plan assets of 45 percent in corporate bonds, government bonds and mortgage and asset-backed securities. The balance is invested in equity securities, timber, private equity and real estate partnerships. U. S. Steel believes that returns on equities over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds tend to offset some of the short-term volatility of stocks. Both equity and fixed-income investments are made across a broad range of industries and companies (both domestic and foreign) to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel will use a 6.90 percent assumed rate of return on assets for the development of net periodic cost for the main defined benefit pension plan in 2021. The 2021 assumed rate of return was updated after a review of forecasted returns based on target allocations and an assessment of alpha returns. As a result, the expected asset return for 2021 was increased to 6.90 percent from the rate of return used for 2020 domestic net periodic benefit cost of 6.50 percent. Actual returns since the inception of the plan have exceeded this 6.90 percent rate and while recent annual returns have been volatile, it is U. S. Steel’s expectation that rates will achieve this level in future periods.

The UPI investment strategy for its pension plan is to minimize the volatility of the value of pension assets relative to obligations and to ensure assets are sufficient to pay plan benefits. To achieve this strategy, UPI has a liability driven allocation of 60 percent in fixed income with the balance primarily invested in return seeking U.S. and global equity. UPI will use a 5.35 percent assumed rate of return on assets for the development of net periodic cost for the UPI defined benefit pension plan in 2021. The 2021 assumed rate of return was updated after a review of forecasted returns based on updated 2020 target allocations. As a result, the expected asset return for 2021 was lowered to 5.35 percent from the rate of return used for 2020 of 5.75 percent.

For its Other Benefits plan, U. S. Steel is employing a liability driven investment strategy. The plan assets are allocated to match the plan cash flows with maturing investments. To achieve this strategy, U. S. Steel has a target allocation for plan assets of 90 percent in high quality bonds. The balance is primarily invested in equity securities, timber, private equity, private credit and real estate partnerships. U. S. Steel will use a 4.25 percent assumed rate of return on assets for the development of net periodic cost for its Other Benefit plans for 2021. The 2021 assumed rate of return is consistent with the rate of return used for 2020 and has been set taking into account the intended asset mix.

Steelworkers Pension Trust

For most bargaining unit employees participating in the SPT, U. S. Steel contributes to the SPT a fixed dollar amount for each hour worked of $3.35 through December 31, 2020. SPT contributions per hour worked increase to $3.50 effective January 1, 2021. U. S. Steel’s contributions to the SPT represented greater than 5% of the total combined contributions of all employers participating in the plan for the years ended December 31, 2020, 2019 and 2018.

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

U. S. Steel’s participation in the SPT for the annual periods ended December 31, 2020, 2019 and 2018 is outlined in the table below.

	Employer Identification Number/ Pension Plan Number	Pension Protection Act Zone Status as of December 31 (a)		FIP/RP Status Pending/Implemented(b)	U.S. Steel Contributions (in millions)			Surcharge Imposed(c)		Expiration Date of Collective Bargaining Agreement
Pension Fund		2020	2019		2020	2019	2018	2020	2019
Steelworkers Pension Trust	23-6648508/499	Green	Green	No	$76	$77	$60	No	No	September 1, 2022
(a)The zone status is based on information that U. S. Steel received from the plan and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80 percent funded, while plans in the yellow zone are less than 80 percent funded and plans in the red zone are less than 65 percent funded.
(b)Indicates if a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented.
(c)Indicates whether there were charges to U. S. Steel from the plan.

Cash Flows

The following information is in addition to the contributions to the SPT noted in the table above.

Employer Contributions – U. S. Steel did not make any voluntary or mandatory contributions to the U. S. Steel Retirement Plan Trust in 2020 or 2019. The U. S. Steel Retirement Plan Trust is the funding vehicle for the Company's main defined benefit pension plan.

For pension plans not funded by trusts, U. S. Steel made $7 million, $8 million and $20 million of pension payments not funded by trusts in 2020, 2019 and 2018, respectively.

Cash payments totaling $46 million, $45 million and $48 million were made for other post-employment benefit payments not funded by trusts in 2020, 2019 and 2018, respectively. In 2020, 2019 and 2018, U. S. Steel continued to use assets from our VEBA trust for represented retiree health care and life insurance benefits to pay USW post-employment benefit claims.

Estimated Future Benefit Payments – The following benefit payments, which reflect expected future service as appropriate, are expected to be paid from U. S. Steel’s defined benefit plans:

(In millions)	Pension Benefits	Other Benefits
2021	$499	$147
2022	459	146
2023	435	143
2024	421	141
2025	409	138
Years 2026 - 2028	1,867	604

Defined contribution plans
U. S. Steel also contributes to several defined contribution plans for its salaried employees. Effective January 1, 2016, all non-represented salaried employees in North America receive pension benefits in the form of a separate retirement account through a defined contribution plan with contribution percentages based upon age, for which company contributions totaled $10 million, $23 million and $23 million in 2020, 2019 and 2018, respectively. U. S. Steel’s matching contributions to salaried employees’ defined contribution plans, which are 100 percent of the employees’ contributions up to six percent of their eligible salary, totaled $8 million, $18 million and $17 million in 2020, 2019 and 2018, respectively. U. S. Steel also maintains non-qualified defined contribution plans to provide benefits which are otherwise limited by the Internal Revenue Code for qualified plans. U. S. Steel’s contributions under these defined contribution plans totaled $1 million, $1 million, and $4 million in 2020, 2019 and 2018, respectively.

Most represented employees are eligible to participate in a defined contribution plan where there is no company match on savings except for certain Tubular hourly employees. Effective with the 2015 Labor Agreement, represented hires on or after January 1, 2016 are eligible for a $0.50 per hour savings account contribution. As a result of the 2018 Labor Agreements, the savings account contribution for each hour worked will increase to $0.55 effective January 1, 2019, $0.60 effective January 1, 2020, and $0.65 effective January 1, 2021. These Company contributions for represented employees totaled $4 million, $3 million and $2 million in 2020, 2019 and 2018, respectively.

Other post-employment benefits
The Company provides benefits to former or inactive employees after employment but before retirement. Certain benefits including workers’ compensation and black lung benefits represent material obligations to the Company and under the guidance for nonretirement post-employment benefits, have historically been treated as accrued benefit obligations. Liabilities for these benefits recorded at December 31, 2020, totaled $115 million as compared to $111 million at December 31, 2019. Liability amounts were developed assuming a discount rate of 2.54% and 3.40% at December 31, 2020 and 2019. Net periodic benefit cost for these benefits is projected to be $16 million in 2021 compared to $20 million in 2020 and $21 million in 2019.

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

19. Asset Retirement Obligations

U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine, landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs for the years ended December 31, 2020 and 2019:

	December 31,
(In millions)	2020	2019
Balance at beginning of year	$58	$60
Additional obligations incurred	5	4
Obligations settled	(7)	(9)
Foreign currency translation effects	1	—
Accretion expense	3	3
Balance at end of period	$60	$58

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

Big River Steel
On October 31, 2019, a wholly owned subsidiary of U. S. Steel purchased a 49.9% ownership interest in Big River Steel. The transaction included a call option (U. S. Steel Call Option) to acquire the remaining 50.1% within the next four years at an agreed-upon price formula.

The investment purchase also included options where the other Big River Steel equity owners could have required U. S. Steel to purchase their 50.1% ownership interest (Class B Common Put Option) or could have required U. S. Steel to sell its ownership interest (Class B Common Call Option) after the U. S. Steel Call Option expired. On December 8, 2020, U. S. Steel announced that it exercised the U. S. Steel Call Option to acquire the remaining equity of Big River Steel. The purchase of the remaining interest in Big River Steel closed on January 15, 2021 for approximately $723 million in cash and the assumption of liabilities of approximately $50 million.

Prior to exercise of the U. S. Steel Call Option, the options were marked to fair value each period using a Monte Carlo simulation which is considered a Level 3 valuation technique. Level 3 valuation techniques include inputs to the valuation methodology that are considered unobservable and significant to the fair value measurement. The simulation relied on assumptions that included Big River Steel's equity value, volatility, the risk free interest rate and U. S. Steel's credit spread. A significant factor in determining equity value was the discounted forecasted cash flows of Big River Steel. Forecasted cash flows are primarily impacted by the forecasted market price of steel and metallic inputs as well as the expected timing of significant capital expenditures. An updated forecast indicated an increase in the equity value which led to a favorable mark-to-market adjustment impact during 2020.

When the U. S. Steel Call Option was exercised on December 8, 2020, the options were legally extinguished and U. S. Steel recorded a contingent forward for the unsettled commitment to purchase the remaining interest in Big River

Steel. As this is a contingent forward contract to purchase a business, it is no longer considered a derivative subject to ASC 815, Derivative Instruments and Hedging Activities, and is not subject to subsequent fair value adjustments. The value of the contingent forward asset of $11 million was determined by subtracting the fixed U. S. Steel Call Option strike price from the estimated equity value of the 50.1% interest in Big River Steel as of December 8, 2020. The fair value of the remaining equity in Big River Steel was calculated using a financial model which is considered a Level 3 valuation technique. A significant factor in determining equity value was the discounted forecasted cash flows of Big River Steel. Forecasted cash flows are primarily impacted by the forecasted market price of steel and metallic inputs. The model utilized a weighted average of the income and market approach. The significant inputs under the income approach were the updated forecast, weighted average cost of capital of 11.0% and long-term revenue growth rate of 2.0%. The market approach was primarily impacted by the EBITDA multiple of 8.5.

The following table shows the change in fair value by option from the investment purchase date of October 31, 2019 through December 31, 2019 that resulted in a $7 million loss. During the year-ended December 31, 2020, the value of these options were adjusted for fair value changes and then removed and the contingent forward asset discussed above was recorded resulting in a gain that totaled $39 million. The loss and gain amounts were recorded in Other Financial Costs on the Consolidated Statement of Operations.

(In millions)	Balance Sheet Location	Fair Value asset/(liability at Purchase Date (a)	Fair Value Mark to Market gain/(loss)	Fair Value asset/(liability) December 31, 2019	Fair Value Mark to Market gain/(loss)	Fair Value asset/(liability) at December 31, 2020
U. S. Steel Call Option	Investments and Long-Term Receivables	$162	$4	$166	$(166)	$—
Class B Common Put Option	Deferred credits and other noncurrent liabilities	$(181)	$(11)	$(192)	$192	$—
Class B Common Call Option	Deferred credits and other noncurrent liabilities	$(2)	$—	$(2)	$2	$—
Contingent forward asset	Investments and Long-Term Receivables		$—	$—	$11	$11
Net Mark to Market Impact			$(7)		$39
(a)On October 31, 2019 a wholly owned subsidiary of U. S. Steel purchased a 49.9% ownership interest in Big River Steel.

Stelco Option for Minntac Mine Interest
On April 30, 2020, the Company entered into an Option Agreement with Stelco, Inc. (Stelco), that grants Stelco the option to purchase a 25 percent interest (the Option Interest) in a to-be-formed entity (the Joint Venture) that will own the Company’s current iron ore mine located in Mt. Iron, Minnesota (the Minntac Mine). As consideration for the option, Stelco paid the Company an aggregate amount of $100 million in five $20 million installments during the year-ended December 31, 2020 which are recorded net of transaction costs in the Consolidated Balance Sheet. In the event Stelco exercises the option, Stelco will contribute an additional $500 million to the Joint Venture, which amount shall be remitted solely to U. S. Steel in the form of a one-time special distribution, and the parties will engage in good faith negotiations to finalize the master agreement (pursuant to which Stelco will acquire the Option Interest) and the limited liability company agreement of the Joint Venture.

The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Short-term and long-term debt (a)	$5,323	$4,806	$3,576	$3,575
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
Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees see Note 26.

21. Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions)	Pension and Other Benefit Items	Foreign Currency Items	Unrealized Gain (Loss) on Derivatives	Total
Balance at December 31, 2018	$(1,416)	$403	$(13)	$(1,026)
Other comprehensive income (loss) before reclassifications	446	(22)	(19)	405
Amounts reclassified from AOCI (a)	127	—	16	143
Net current-period other comprehensive income (loss)	573	(22)	(3)	548
Balance at December 31, 2019	$(843)	$381	$(16)	$(478)
Other comprehensive income (loss) before reclassifications	271	68	(49)	290
Amounts reclassified from AOCI (a)	114	—	27	141
Net current-period other comprehensive income (loss)	385	68	(22)	431
Balance at December 31, 2020	$(458)	$449	$(38)	$(47)
(a)See table below for further details.

(In millions) (a)	Amount reclassified from AOCI
Details about AOCI components	2020	2019	2018
Amortization of pension and other benefit items
Prior service costs (a)	$(4)	$31	$29
Actuarial losses (a)	129	135	156
Settlements, termination and curtailment gains (a)	2	3	10
UPI purchase accounting adjustment	23	—	—
Total pensions and other benefits items	150	169	195
Derivative reclassifications to Consolidated Statements of Operations	32	22	(19)
Total before tax	182	191	176
Tax provision	(41)	(48)	(42)
Net of tax	$141	$143	$134
(a)These AOCI components are included in the computation of net periodic benefit cost (see Note 18 for additional details).
22. Supplemental Cash Flow Information

	Year Ended December 31,
(In millions)	2020	2019	2018
Net cash (used in) provided by operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(248)	$(151)	$(207)
Income taxes refunded (paid)	$45	$38	$(39)
Non-cash investing and financing activities:
Change in accrued capital expenditures	$(121)	$(70)	$135
U. S. Steel common stock issued for employee/non-employee director stock plans	$19	$19	$21
Capital expenditures funded by finance lease borrowings	$31	$46	$—
Export Credit Agreement (ECA) financing	$34	$—	$—
Big River Steel put and call options (a)	$—	$21	$—
(a)The Big River Steel put and call options amount represents the excess of the Class B Common Put Option and the Class B Common Call Option liabilities over the U. S. Steel Call Option asset from U. S. Steel's acquisition of its 49.9% ownership interest in Big River Steel on October 31, 2019. See Note 20 for further details.

23. Transactions with Related Parties

Related party sales and service transactions are primarily related to equity investees and were $976 million, $1,431 million and $1,420 million in 2020, 2019 and 2018, respectively. The transaction to purchase UPI included the assumption of $135 million of accounts payable owed to U. S. Steel for prior sales of steel substrate to UPI. This amount is reflected as a reduction in receivables from related parties on the Company's Consolidated Balance Sheet as both the corresponding receivable and payable amounts between U. S. Steel and UPI were eliminated in consolidation upon acquisition. See Note 5 for further details.

Purchases from related parties for steel substrate and outside processing services provided by equity investees amounted to $90 million, $31 million and $29 million during 2020, 2019 and 2018, respectively. Purchases of iron ore pellets from related parties amounted to $78 million, $104 million and $91 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $86 million and $82 million at December 31, 2020 and 2019, respectively for invoicing and receivables collection services provided by U. S. Steel on PRO-TEC's behalf. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $19 million and $2 million at December 31, 2020 and 2019, respectively.

24. Leases

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
The following table summarizes the lease amounts included in our Consolidated Balance Sheet as of December 31, 2020.

(In millions)	Balance Sheet Location	December 31, 2020	December 31, 2019
Assets
Operating	Operating lease assets (a)	$214	$230
Finance	Property, plant and equipment (b)	73	56
Total Lease Assets		$287	$286

Liabilities
Current
Operating	Current operating lease liabilities	$59	$60
Finance	Current portion of long-term debt	16	11
Non-Current
Operating	Noncurrent operating lease liabilities	163	177
Finance	Long-term debt less unamortized discount and issue costs	65	51
Total Lease Liabilities		$303	$299
(a) Operating lease assets are recorded net of accumulated amortization of $96 million and $50 million as of December 31, 2020 and December 31, 2019, respectively.
(b) Finance lease assets are recorded net of accumulated depreciation of $40 million and $27 million as of December 31, 2020 and December 31, 2019, respectively.

The following table summarizes lease costs included in our Consolidated Statement of Operations for the years ended December 31, 2020 and December 31, 2019.

(In millions)	Classification	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating Lease Cost (a)	Cost of sales	$67	$81
Operating Lease Cost	Selling, general and administrative expenses	14	11
Finance Lease Cost
Amortization	Depreciation, depletion and amortization	14	7
Interest	Interest expense	4	3
Total Lease Cost		$99	$102
(a) Operating lease cost recorded in cost of sales includes $7 million and $15 million of variable lease cost for the year ended December 31, 2020 and December 31, 2019, respectively. An immaterial amount of variable lease cost is included in selling, general and administrative expenses and immaterial amounts of short-term lease cost are included in cost of sales and selling, general and administrative expenses.

Lease liability maturities as of December 31, 2020 are shown below.

(In millions)	Operating	Finance	Total
2021	$73	$20	$93
2022	54	24	78
2023	42	12	54
2024	33	10	43
2025	24	8	32
After 2025	39	17	56
Total Lease Payments	$265	$91	$356
Less: Interest	43	10	53
Present value of lease liabilities	$222	$81	$303

Lease terms and discount rates are shown below.

December 31, 2020
Weighted average lease term
Finance	5 years
Operating	5 years

Weighted average discount rate
Finance	4.94%
Operating	7.45%
Supplemental cash flow information related to leases is as follows:

(In millions)	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$71	$72
Operating cash flows from finance leases	4	3
Financing cash flows from finance leases	13	7
Right-of-use assets exchanged for lease liabilities:
Operating leases	41	53
Finance leases	31	46

25. Restructuring and Other Charges
During 2020, the Company recorded restructuring and other charges of $138 million, which consists of charges of $66 million for the indefinite idling of a significant portion of Great Lakes Works, and our Keetac mining operations which was restarted in the fourth quarter, $25 million for the indefinite idling of Lorain Tubular Operations and Lone Star Tubular Operations, and $15 million and $32 million for employee benefit costs related to Company-wide headcount reductions and headcount reductions under a voluntary early retirement program offered at USSK, respectively. Cash payments were made related to severance and exit costs of approximately $169 million. A portion of these cash payments, approximately

$38 million, were funded by the postretirement benefit trust (VEBA) per an agreement with the United Steelworkers of America.

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

The activity in the accrued balances incurred in relation to restructuring during the years ended December 31, 2020 and December 31, 2019 were as follows:

(in millions)	Employee Related Costs	Exit Costs	Non-cash Charges	Total
Balance at December 31, 2018	$—	$17	$—	$17
Additional charges	111	119	45	$275
Cash payments/utilization	(24)	(11)	(45)	(80)
Balance at December 31, 2019	$87	$125	$—	$212
Additional charges	81	53	4	138
Cash payments/utilization	(117)	(52)	(4)	(173)
Balance at December 31, 2020	$51	$126	$—	$177

Accrued liabilities for restructuring and other cost reduction programs are included in the following balance sheet lines:

(in millions)	December 31, 2020	December 31, 2019
Accounts payable	$34	$46
Payroll and benefits payable	29	64
Employee benefits	22	23
Deferred credits and other noncurrent liabilities	92	79
Total	$177	$212

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

Asbestos matters – As of December 31, 2020, U. S. Steel was a defendant in approximately 855 active cases involving approximately 2,445 plaintiffs. The vast majority of these cases involve multiple defendants. About 1,540, or approximately 63 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. At December 31, 2019, U. S. Steel was a defendant in approximately 800 cases involving approximately 2,390 plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

The following table shows the number of asbestos claims in the current year and the prior two years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved (a)	New Claims	Closing Number of Claims
December 31, 2018	3,315	1,285	290	2,320
December 31, 2019	2,320	195	265	2,390
December 31, 2020	2,390	240	295	2,445
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
Further, U. S. Steel does not believe that an accrual for unasserted claims is required. At any given reporting date, it is probable that there are unasserted claims that will be filed against the Company in the future. In 2019 and 2020, the Company engaged an outside valuation consultant to assist in assessing its ability to estimate an accrual for unasserted claims. This assessment was based on the Company's settlement experience, including recent claims trends. The analysis focused on settlements made over the last several years as these claims are likely to best represent future claim characteristics. After review by the valuation consultant and U. S. Steel management, it was determined that the Company could not estimate an accrual for unasserted claims.
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

	Year Ended December 31,
(In millions)	2020	2019
Beginning of period	$186	$187
Accruals for environmental remediation deemed probable and reasonably estimable	7	20
Obligations settled	(47)	(21)
End of period	$146	$186

Accrued liabilities for remediation activities are included in the following Consolidated Balance Sheet lines:

(In millions)	December 31, 2020	December 31, 2019
Accounts payable	$43	$53
Deferred credits and other noncurrent liabilities	103	133
Total	$146	$186

Expenses related to remediation are recorded in cost of sales and were immaterial for the years ended December 31, 2020, December 31, 2019 and December 31, 2018. It is not currently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 20 to 30 percent.

Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

(1) Projects with Ongoing Study and Scope Development – Projects which are still in the development phase. For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are four environmental remediation projects where additional costs for completion are not currently estimable, but could be material. These projects are at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI), and the former steelmaking plant at Joliet, Illinois. As of December 31, 2020, accrued liabilities for these projects totaled $1 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $22 million to $36 million.

(2) Significant Projects with Defined Scope – Projects with significant accrued liabilities with a defined scope. As of December 31, 2020, there are four significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $87 million. These projects are: Gary Resource Conservation and Recovery Act (RCRA) (accrued liability of $25 million), the former Geneva facility (accrued liability of $21 million), the Cherryvale Zinc site (accrued liability of $7 million) and the former Duluth facility St. Louis River Estuary (accrued liability of $34 million).

(3)     Other Projects with a Defined Scope – Projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are three other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at December 31, 2020 was $5 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each have an accrued liability of less than $1 million each. The total accrued liability for these projects at December 31, 2020 was approximately $3 million. We do not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $23 million at December 31, 2020 and were based on known scopes of work.

Administrative and Legal Costs – As of December 31, 2020, U. S. Steel had an accrued liability of $13 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to comply with various regulations, laws, and other requirements relating to the environment. In 2020 and 2019, such capital expenditures totaled $42 million and $123 million, respectively. U. S. Steel anticipates making additional such expenditures in the future, which may be material; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
EU Environmental Requirements – Under the EU Emissions Trading System (EU ETS), USSE's final allocation of allowances for the Phase III period, which covers the years 2013 through 2020 is 48 million allowances. Based on projected total production levels, we started to purchase allowances in the third quarter of 2017 to meet the annual compliance submission in the future. As of December 31, 2020, we have purchased approximately 12.3 million European Union Allowances (EUA) totaling €141 million (approximately $173 million) to cover the estimated Phase III period shortfall of emission allowances. The exact cost of complying with the EU ETS regulations will depend on verified 2020 emissions.

In the fourth quarter of 2020 USSE started purchasing allowances for the Phase IV period. As of December 31, 2020, we have pre-purchased approximately 1.5 million EUA totaling €38 million (approximately $47 million). Currently, the overall target is a 40 percent reduction of 1990 emissions by 2030. Ongoing political discussions indicate that an even more stringent target of 60 percent may be instituted. At this time, carbon neutrality of the EU industry is set to be achieved by 2050.
The EU's Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to comply with or go beyond BAT requirements is €138 million (approximately $169 million) over the actual program period. These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. USSK complied with these covenants as of December 31, 2020. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g. bank guarantee) to secure 50 percent of the EU funding received.
Environmental indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were divested.

These indemnifications and cost sharing agreements have included provisions related to the condition of the property, the approved use, certain representations and warranties, matters of title, and environmental matters. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties divested and deconsolidated. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $146 million of accrued liabilities for remediation discussed above), there are no other known probable and estimable environmental liabilities related to these transactions.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $7 million at December 31, 2020.
Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $23 million at December 31, 2020). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $222 million as of December 31, 2020, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by our Credit Facility Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $133 million and $190 million at December 31, 2020 and December 31, 2019 respectively.
Capital Commitments – At December 31, 2020, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $583 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

2021	2022	2023	2024	2025	Later years	Total
$962	$956	$395	$175	$139	$702	$3,329

The majority of U. S. Steel’s unconditional purchase obligations relate to the supply of industrial gases, and certain energy and utility services with terms ranging from two to 15 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of December 31, 2020, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $110 million.

Total payments relating to unconditional purchase obligations were approximately $553 million in 2020, $653 million in 2019 and $600 million in 2018.

27. Common Stock Issued and Repurchased

On June 22, 2020, U. S. Steel issued 50 million shares of common stock (par value $1 per share) at a price of $8.2075 per share, resulting in net proceeds of approximately $410 million.
In November 2018, U. S. Steel announced a common stock repurchase program that allowed for the repurchase of up to $300 million of its outstanding common stock from time to time in the open market or privately negotiated transactions through 2020 at the discretion of management. U. S. Steel repurchased 5,289,475 shares of common stock for approximately $88 million under this program during 2019. In December 2019, the Board of Directors terminated the authorization for the common stock repurchase program.

28. Subsequent Event

Big River Steel
On October 31, 2019, a wholly owned subsidiary of U. S. Steel purchased a 49.9% ownership interest in Big River Steel at a purchase price of approximately $683 million in cash, with a call option (U. S. Steel Call Option) to acquire the remaining 50.1% within the next four years at an agreed-upon price formula. On December 8, 2020, U. S. Steel announced that it exercised the U. S. Steel Call Option to acquire the remaining equity of Big River Steel. The purchase of the remaining interest in Big River Steel closed on January 15, 2021 for approximately $723 million in cash and the assumption of liabilities of approximately $50 million. Big River Steel is a technologically advanced mini mill that completed an expansion in November 2020 that doubled its hot-rolled steel production capacity to 3.3 million tons annually. See Note 5 for further details.

After the closing of the Big River Steel purchase on January 15, 2021, additional indebtedness of approximately $1.9 billion (excluding any potential step-up to fair value) became the financial obligation of the Company and will be included on our Consolidated Balance Sheet in future periods. Below is a summary:
•6.625% Senior Secured Notes in the aggregate principal amount of $900 million that mature on January 31, 2029 that pay interest semi-annually on January 31 and July 31 of each year;
•4.50% Arkansas Development Finance Authority Bonds in the amount of $487 million that have a final maturity of September 1, 2049 that pay interest semi-annually on each March 1 and September 1;
•4.75% Arkansas Development Finance Authority Bonds Tax Exempt Series 2020 (Green Bonds) in the amount of $265 million that have a final maturity on September 1, 2049 and pay interest semi-annually on March 1 and September 1 each year;
•Other debt including loans and leases that total approximately $200 million.

Equity and Debt Offerings and Redemption of the 2025 Senior Secured Debt
On February 5, 2021, we sold 42,000,000 shares of our common stock for net proceeds of approximately $687 million. The sale of shares of our common stock could reach 48,300,000 with net proceeds of approximately $790 million if the underwriter exercises in full their 30 day option to purchase additional shares.

On February 11, 2021, the Company issued $750 million aggregate principal amount of Senior Notes due 2029.

On February 2, 2021, U. S. Steel issued a notice of redemption to redeem approximately $370 million of aggregate principal amount outstanding of its 12.000% 2025 Senior Secured Notes due 2025. U. S. Steel intends to use the net proceeds from the Senior Notes offering, together with cash on hand, to redeem the remaining approximately $687 million aggregate principal amount outstanding of its 2025 Senior Secured Notes and pay related fees and expenses.

Credit Facility Activity
The following credit facility activity has occurred in January and early February of 2021:
•On January 15, 2021, a payment of €50 million (approximately $61 million) was made under the USSK Credit Agreement.
•On January 22, 2021, our Big River Steel subsidiary borrowed $50 million under its credit facility.
•On January 29, 2021, a payment of $100 million was made under the Credit Facility Agreement.
•On February 10, 2021, notice was given that we intend to make an additional payment on February 16, 2021 of $250 million under the Credit Facility Agreement.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	2020				2019
(In millions, except per share data)	4th Qtr. (a)	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Net sales	$2,562	$2,340	$2,091	$2,748	$2,824	$3,069	$3,545	$3,499
Segment (loss) earnings before interest and income taxes:
Flat-rolled	(73)	(159)	(329)	(35)	(79)	46	134	95
USSE	36	13	(26)	(14)	(30)	(46)	(10)	29
Tubular	(32)	(52)	(47)	(48)	(46)	(25)	(6)	10
Total reportable segments	$(69)	$(198)	$(402)	$(97)	$(155)	$(25)	$118	$134
Other Businesses	(6)	(13)	(21)	1	(3)	8	10	8
Items not allocated to segments	118	—	(109)	(279)	(218)	(63)	(13)	(31)
Total earnings (loss) before interest and income taxes	$43	$(211)	$(532)	$(375)	$(376)	$(80)	$115	$111
Net earnings (loss)	49	(234)	(589)	(391)	(668)	(84)	68	54
Net earnings (loss) attributable to United States Steel Corporation	$49	$(234)	$(589)	$(391)	$(668)	$(84)	$68	$54

Gross profit	$178	$45	$(183)	$143	$43	$167	$318	$327

Common stock data
Net earnings (loss) per share attributable to United States Steel Corporation
- Basic	$0.22	$(1.06)	$(3.36)	$(2.30)	$(3.93)	$(0.49)	$0.39	$0.31
- Diluted	$0.22	$(1.06)	$(3.36)	$(2.30)	$(3.93)	$(0.49)	$0.39	$0.31
Dividends paid per share	$0.01	$0.01	$0.01	$0.01	$0.05	$0.05	$0.05	$0.05

SUPPLEMENTARY INFORMATION ON MINERAL RESERVES OTHER THAN OIL AND GAS (Unaudited)

Mineral Reserves

U. S. Steel operates two surface iron ore mining complexes in Minnesota consisting of the Minntac Mine and Pellet Plant and the Keetac Mine and Pellet Plant. As of December 31, 2020 U. S. Steel owns an interest in the iron ore mining assets of Hibbing Taconite Company.

The following table provides a summary of our reserves and minerals production by mining complex:

	Proven and Probable Reserves As of December 31, 2020			Production
(Millions of short tons)	Owned	Leased	Total	2020	2019	2018
Iron ore pellets:
Minntac Mine and Pellet Plant	112	288	400	14.1	14.4	15.9
Keetac Mine and Pellet Plant	19	347	366	2.0	5.8	5.9
Hibbing Taconite Company(1)	—	5	5	0.9	1.2	1.3
Total	131	640	771	17.0	21.4	23.1
(1) Represents U. S. Steel’s proportionate share of proven and probable reserves and production as these investments are unconsolidated equity affiliates.

Iron Ore Reserves

Reserves are defined by SEC Industry Standard Guide 7 as that part of a mineral deposit that could be economically and legally extracted and produced at the time of the reserve determination. The estimate of proven and probable reserves is of recoverable tons. Recoverable tons mean the tons of product that can be used internally or delivered to a customer after considering mining and beneficiation or preparation losses. Neither inferred reserves nor resources that exist in addition to proven and probable reserves were included in these figures. At December 31, 2020, all 771 million tons of proven and probable reserves are assigned, which means that they have been committed by U. S. Steel to its operating mines and are of blast furnace pellet grade.

U. S. Steel estimates its iron ore reserves using exploration drill holes, physical inspections, sampling, laboratory testing, 3-D computer models, economic pit analysis and fully-developed pit designs for its operating mines. These estimates are reviewed and reassessed from time to time. The most recent such review for our Keetac operating mine was completed in 2013 and resulted in an increase in the proven and probable reserves primarily due to additional exploration drilling and development of an economic computerized mine plan. The most recent review for our Minntac operating mine was conducted in 2019 and resulted in a decrease due to updated drilling and economic parameters. The estimate for our share of the unconsolidated equity affiliate is based upon information supplied by the joint venture. The most recent such review for Hibbing Taconite Company was conducted in 2015.

FIVE-YEAR OPERATING SUMMARY (Unaudited)

(Thousands of tons, unless otherwise noted)	2020	2019	2018	2017	2016
Raw Steel Production
Gary, IN	4,675	4,974	5,958	5,755	5,608
Great Lakes, MI	328	1,964	2,369	2,592	2,543
Mon Valley, PA	2,552	2,331	2,640	2,473	2,555
Granite City, IL	1,758	2,140	926	—	—
Total Flat-Rolled facilities	9,313	11,409	11,893	10,820	10,706
Fairfield, AL	16	—	—	—	—
Total Tubular facilities	16	—	—	—	—
U. S. Steel Košice	3,366	3,903	5,023	5,091	4,967
Total	12,695	15,312	16,916	15,911	15,673
Raw Steel Capability
Flat-Rolled	17,000	17,000	17,000	17,000	17,000
Tubular (c)	900	—	—	—	—
USSE	5,000	5,000	5,000	5,000	5,000
Total	22,900	22,000	22,000	22,000	22,000
Production as % of total capability:
Flat-Rolled	55%	67%	70%	64%	63%
Tubular (c)	7%	—%	—%	—%	—%
USSE	67%	78%	100%	102%	99%
Coke Production
Flat-Rolled	2,557	3,485	3,718	3,416	2,961
USSE	1,116	1,328	1,514	1,497	1,545
Total	3,673	4,813	5,232	4,913	4,506
Iron Ore Pellet Production (a)
Total	16,981	21,450	23,054	23,246	17,635
Steel Shipments by Segment (b)
Flat-Rolled	8,711	10,700	10,510	9,887	10,094
USSE	3,041	3,590	4,457	4,585	4,496
Tubular	464	769	780	688	400
Total steel shipments	12,216	15,059	15,747	15,160	14,990
Average Realized Price (dollars per net ton)
Flat-Rolled	$718	$753	$811	$726	$666
USSE	$626	$652	$693	$622	$483
Tubular	$1,271	$1,450	$1,483	$1,253	$1,071
(a)Includes our share of production from Hibbing and Tilden. As a result of the sale of our ownership interest, iron ore pellet production amounts do not include Tilden after September 29, 2017.
(b)Does not include intersegment shipments or shipments by joint ventures and other equity investees of U. S. Steel. Includes shipments from U. S. Steel to joint ventures and equity investees of substrate materials, primarily hot-rolled and cold-rolled sheets.
(c)The Fairfield Electric Arc Furnace commenced operation in October 2020. The 2020 production as a % of total capability amount is based on an October 1, 2020 start date.

FIVE-YEAR OPERATING SUMMARY (Unaudited) (Continued)

(Thousands of net tons)	2020	2019	2018	2017	2016
Steel Shipments by Market - North American Facilities (a) (c)
Steel service centers	1,450	1,902	1,904	1,953	2,094
Further conversion:
Trade customers	2,063	2,823	2,273	1,738	1,420
Joint ventures (b)	415	819	810	715	414
Transportation and automotive (b)	2,012	2,620	2,874	2,982	2,228
Construction and construction products	1,295	1,120	991	951	1,025
Containers and packaging	913	652	768	715	2,107
Appliances and electrical equipment	497	570	599	594	600
Oil, gas and petrochemicals	430	725	742	647	360
All other	100	238	329	280	246
Total	9,175	11,469	11,290	10,575	10,494
Steel Shipments by Market - USSE
Steel service centers	690	740	799	761	801
Further conversion:
Trade customers	202	214	287	284	274
Transportation and automotive	517	676	728	708	660
Construction and construction products	775	1,048	1,637	1,831	1,811
Containers and packaging	435	440	439	438	436
Appliances and electrical equipment	194	220	261	247	236
Oil, gas and petrochemicals	5	—	11	10	4
All other	223	252	295	306	274
Total	3,041	3,590	4,457	4,585	4,496
(a)Does not include shipments by joint ventures and other equity investees of U. S. Steel, but instead reflects the shipments of substrate materials, primarily hot-rolled and cold-rolled sheets, to those entities.
(b)PRO-TEC automotive substrate shipments are included in the Transportation and Automotive category.
(c)Shipments previously reported in 2018, 2017 and 2016 as Exports have been reclassified to one of the other categories to which they relate.

FIVE-YEAR FINANCIAL SUMMARY (Unaudited) (Continued)

(Dollars in millions, except per share amounts)	2020	2019	2018	2017	2016
Net sales by segment:
Flat-Rolled	$7,279	$9,560	$9,912	$8,491	$7,532
USSE	1,970	2,420	3,228	2,974	2,246
Tubular	646	1,191	1,236	945	451
Total reportable segments	$9,895	$13,171	$14,376	$12,410	$10,229
Other Businesses	162	168	186	179	169
Intersegment sales	(316)	(402)	(384)	(339)	(137)
Total	$9,741	$12,937	$14,178	$12,250	$10,261
Segment earnings (loss) before interest and income taxes:
Flat-Rolled	$(596)	$196	$883	$375	$22
USSE	9	(57)	359	327	185
Tubular	(179)	(67)	(58)	(99)	(303)
Total reportable segments	$(766)	$72	$1,184	$603	$(96)
Other Businesses	(39)	23	55	44	63
Items not allocated to segments (b)	(270)	(325)	(115)	22	(168)
Total (loss) earnings before interest and income taxes (a)	$(1,075)	$(230)	$1,124	$669	$(201)
Net interest and other financial costs (a)	232	222	312	368	215
Income tax provision (benefit)	(142)	178	(303)	(86)	24
Net (loss) earnings attributable to United States Steel Corporation	$(1,165)	$(630)	$1,115	$387	$(440)
Per common share:
- Basic	$(5.92)	$(3.67)	$6.31	$2.21	$(2.81)
- Diluted	$(5.92)	$(3.67)	$6.25	$2.19	$(2.81)
(a)Amounts have been adjusted to include $61 million and ($36) million in 2017 and 2016 respectively, of postretirement benefit expense (other than service cost) related to the retrospective presentation change of net periodic benefit cost of our defined benefit pension and other post-employment benefits as a result of the adoption of Accounting Standards Update 2017-07, Compensation - Retirement Benefits on January 1, 2018.
(b)See Note 4 to the Consolidated Financial Statements.

FIVE-YEAR FINANCIAL SUMMARY (Unaudited) (Continued)

	2020	2019	2018	2017	2016
Balance Sheet Position at Year-End (dollars in millions)
Current assets	$4,432	$3,813	$4,830	$4,755	$4,356
Net property, plant & equipment	5,444	5,447	4,865	4,280	3,979
Total assets	12,059	11,608	10,982	9,862	9,160
Short-term debt and current maturities of long-term debt	192	14	65	3	50
Other current liabilities	2,464	2,611	3,132	2,770	2,281
Long-term debt	4,695	3,627	2,316	2,700	2,981
Employee benefits	322	532	980	759	1,216
Total United States Steel Corporation stockholders’ equity	3,786	4,092	4,202	3,320	2,274
Cash Flow Data (dollars in millions)
Net cash provided by operating activities (a) (b)	$138	$682	$938	$826	$754
Capital expenditures	725	1,252	1,001	505	306
Dividends paid	8	35	36	35	31
Employee Data
Total employment costs (dollars in millions)	$2,327	$2,870	$2,824	$2,477	$2,342
Average North America employment costs (dollars per hour)	$63.25	$65.70	$65.97	$62.32	$61.75
Average number of North America employees	14,582	16,633	16,258	15,326	15,048
Average number of USSE employees	9,906	11,314	11,993	11,948	11,927
Number of pensioners at year-end	40,138	41,198	43,573	45,837	47,765
Stockholder Data at Year-End
Common shares outstanding, net of treasury shares (millions)	220.4	170.0	174.5	175.2	173.8
Registered stockholders (thousands)	11.7	12.1	13.0	13.8	14.8
Market price of common stock	$16.77	$11.41	$18.24	$35.19	$33.01
(a)2016 amounts have been adjusted to retroactively adopt Accounting Standards Update 2016-09, Compensation - Stock Compensation, which requires that cash taxes paid by the Company when directly withholding shares for tax withholding purposes be classified as a cash flow from financing activity.
(b)2017 and 2016 amounts have been adjusted to retroactively adopt Accounting Standards Update 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which requires that all payments to extinguish debt now be presented as cash outflows from financing activities on our Consolidated Statement of Cash Flows.

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

See “Item 8. Financial Statements and Supplementary Data – Management’s Reports to Stockholders – Internal Control Over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm

See “Item 8. Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fourth quarter of 2020 which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the directors of U. S. Steel required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Election of Directors” in U. S. Steel’s Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than 120 days after the end of the fiscal year. Information concerning the Audit Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Corporate Governance - Board Committees – Audit Committee” in U. S. Steel’s Proxy Statement for the 2021 Annual Meeting of Stockholders. Information regarding the Nominating Committee required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Corporate Governance - Board Committees – Corporate Governance & Sustainability Committee” in U. S. Steel’s Proxy Statement for the 2021 Annual Meeting of Stockholders. Information regarding the ability of stockholders to communicate with the Board of Directors is incorporated and made part hereof by reference to the material appearing under the heading “Communications from Stockholders and Interested Parties” in U. S. Steel’s Proxy Statement for the 2021 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Delinquent Section 16(a) Reports” in U. S. Steel’s Proxy Statement for the 2021 Annual Meeting of Stockholders. Information concerning the executive officers of U. S. Steel is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

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

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Compensation & Organization Committee Report” in U. S. Steel’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in Column (1)] (b)
Equity compensation plans approved by security holders (a)	9,380,548	$25.98	6,092,033
Equity compensation plans not approved by security holders(c)	—	(one for one)	—
Total	9,380,548	—	6,092,033
(a)The numbers in columns (1) and (2) of this row contemplate all shares that could potentially be issued as a result of outstanding grants under the 2005 Stock Incentive Plan and the 2016 Omnibus Incentive Compensation Plan as of December 31, 2020. (For more information, see Note 15 to the Consolidated Financial Statements. Column (1) includes (i) 647,987 shares of common stock that could be issued for the Common Stock Units outstanding under the Deferred Compensation Program for Non-Employee Directors and (ii) 3,170,600 shares that could be issued for the 1,585,300 performance awards outstanding under the Long-Term Incentive Compensation Program (a program under the 2016 Omnibus Incentive Compensation Plan). The calculation in column (2) does not include the Common Stock Units since the weighted average exercise price for Common Stock Units is one for one; that is, one share of common stock will be given in exchange for each unit of such phantom stock accumulated through the date of the director’s retirement. Also, the calculation in column (2) does not include the performance awards since the shares issued for performance awards can range from zero for one to two for one; that is, performance awards may result in up to 3,170,600 of common stock being issued (two for one), or some lesser number of shares (including zero shares of common stock issued), depending upon the Corporation’s common stock performance versus that of a peer group of companies or the Corporation's return on capital employed performance over a performance period.
(b)Represents shares available under the 2016 Omnibus Incentive Compensation Plan.
(c)At December 31, 2020, U. S. Steel had no securities remaining for future issuance under equity compensation plans that had not been approved by security holders. Column (1) represents Common Stock Units that were issued pursuant to the Deferred Compensation Plan for Non-Employee Directors prior to its being amended to make it a program under the 2005 Stock Incentive Plan and 2016 Omnibus Incentive Compensation Plan. The weighted average exercise price for Common Stock Units in column (2) is one for one; that is, one share of common stock will be given in exchange for each unit of phantom stock upon the director’s retirement from the Board of Directors. All future grants under this amended plan/program will count as shares issued under to the 2016 Omnibus Incentive Compensation Plan, a stockholder approved plan.

Other information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Stock Ownership of Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” in U. S. Steel’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Policy with Respect to Related Person Transactions” and “Corporate Governance – Independence” in U. S. Steel’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Audit Fees” in U. S. Steel’s Proxy Statement for the 2021 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

A. Documents Filed as Part of the Report

1.    Financial Statements and Supplementary Data
Financial Statements filed as part of this report are included in “Item 8 – Financial Statements and Supplementary Data” list on page F-1.

2.    Financial Statement Schedules
“Schedule II – Valuation and Qualifying Accounts and Reserves" for years ended December 31, 2020, 2019, and 2018 is included on page 107. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

B. Exhibits

Exhibit No.

2.    Plan of acquisition, reorganization, arrangement, liquidation or succession

(a)
Call Option Purchase Agreement, to be entered into by and among U. S. Steel Holdco LLC, Big River Steel Holdings LLC, Pinnacle Mountain Holding Company III, LLC and Consolidated Steel Equity Investors, LLC.
Incorporated by reference to Exhibit 2.1 to United States Steel Corporation's Form 8-K filed on December 18, 2020, Commission File Number 1-16811.

3.    Articles of Incorporation and By-Laws

(a)	Amended and Restated Certificate of Incorporation of United States Steel Corporation, dated April 25, 2017	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation's Form 8-K filed on April 28, 2017, Commission File Number 1-16811.

(b)	Amended and Restated By-Laws of United States Steel Corporation, as of July 28, 2020	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation's Form 8-K filed on July 30, 2020, Commission File Number 1-16811.

4.    Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Indenture dated as of May 21, 2007 between United States Steel Corporation and The Bank of New York Mellon, formerly known as The Bank of New York.	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on May 22, 2007, Commission File Number 1-16811.

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
Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on March 23, 2010, Commission File Number 1-16811.

(d)	United States Steel Corporation Certificate of Elimination filed with the Secretary of State of the State of Delaware on December 5, 2007.	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation's Form 8-K filed on December 6, 2007, Commission File Number 1-16811.

(e)	Eighth Supplemental Indenture, dated August 4, 2017, by and among United States Steel Corporation and the Bank of New York Mellon as trustee.	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on August 4, 2017, Commission File Number 1-16811.

(f)	Ninth Supplemental Indenture, dated March 15, 2018, by and among United States Steel Corporation and the Bank of New York Mellon as trustee.	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on March 15, 2018, Commission File Number 1-16811.

(g)	Indenture, dated as of October 21, 2019, by and between the Corporation and The Bank of New York Mellon	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on October 21, 2019, Commission File Number 1-16811.

(h)	Description of Securities.	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 10-K filed on February 14, 2020, Commission File Number 1-16811.

(i)	Indenture, dated as of May 29, 2020, by and among the Company, the guarantors named on the signature pages thereto, and U.S. Bank National Association, as trustee and notes collateral agent	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on May 29, 2020, Commission File Number 1-16811.

(j)
Indenture, dated as of September 18, 2020, by and among Big River Steel LLC, as issuer, BRS Finance Corp., as co-issuer, BRS Intermediate Holdings LLC, as parent guarantor, each guarantor that may become party thereto and U.S. Bank National Association, as trustee and collateral agent.
Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on January 19, 2021, Commission File Number 1-16811.

(k)	Tenth Supplemental Indenture, dated as of February 11, 2021, by and between United States Steel Corporation and The Bank of New York Mellon, as trustee.	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on February 11, 2021, Commission File Number 1-16811.

(l)	Form of 6.875% Senior Notes due 2029 (incorporated by reference to Exhibit A to Exhibit 4.1 filed herewith)	Incorporated by reference to Exhibit 4.2 to United States Steel Corporation’s Form 8-K filed on February 11, 2021, Commission File Number 1-16811.

Certain long-term debt instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. U. S. Steel agrees to furnish to the Commission on request a copy of any instrument defining the rights of holders of long-term debt of U. S. Steel and of any subsidiary for which consolidated or unconsolidated financial statements are required to be filed.

10.    Material Contracts

(a)	United States Steel Corporation Supplemental Retirement Account Program.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2015, Commission File Number 1-16811.

(b)	United States Steel Corporation Executive Management Supplemental Pension Program.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on August 21, 2015, Commission File Number 1-16811.

(c)	United States Steel Corporation Supplemental Thrift Program.*	Incorporated by reference to Exhibit 10.7 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2013, Commission File Number 1-16811.

(d)	United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, a program under the 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10(d) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2011, Commission File Number 1-16811.

(e)	Form of Offer Letter to David B. Burritt.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation's Form 8-K filed on August 20, 2013, Commission File Number 1-16811.

(f)	Financial Matters Agreement between USX Corporation (renamed Marathon Oil Corporation) and United States Steel Corporation.	Incorporated by reference to Exhibit 99.5 to United States Steel Corporation’s Form 8-K filed on January 3, 2002, Commission File Number 1-16811.

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
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on February 24, 2016, Commission File Number 1-16811.

(k)	United States Steel Corporation Non Tax-Qualified Pension Plan.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on August 21, 2015, Commission File Number 1-16811.

(l)	United States Steel Corporation Non Tax-Qualified Retirement Account Program.	Incorporated by reference to Exhibit 10(dd) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2013, Commission File Number 1-16811.

(m)	United States Steel Corporation 2005 Stock Incentive Plan.*	Incorporated by reference to Appendix B to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 11, 2005, Commission File Number 1-16811.

(n)	United States Steel Corporation 2005 Stock Incentive Plan, Amended and Restated, April 27, 2010.*	Incorporated by reference to Appendix A to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 12, 2010, Commission File Number 1-16811.

(o)	United States Steel Corporation 2005 Stock Incentive Plan, Amended and Restated, April 29, 2014.*	Incorporated by reference to Appendix A to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 14, 2014, Commission File Number 1-16811.

(p)	Administrative Regulations for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan, Amended and Restated, May 28, 2013.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on May 30, 2013, Commission File Number 1-16811.

(q)	Administrative Regulations for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan, Amended and Restated, February 25, 2014.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on March 3, 2014, Commission File Number 1-16811.

(r)
Administrative Procedures for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan, as Amended and Restated, and under the United States Steel Corporation 2010 Annual Incentive Compensation Plan, as amended February 24, 2015.*
Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2015, Commission File Number 1-16811.

(s)	Form of stock option grant under the Long-Term Incentive Compensation Program, a program under the 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10(x) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2006, Commission File Number 1-16811.

(t)	Form of Performance Award Grant Agreement under the 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2011, Commission File Number 1-16811.

(u)	Form of Stock Option Grant Agreement under the 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2011, Commission File Number 1-16811.

(v)	Form of Restricted Stock Unit Retention Grant Agreement under the 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2011, Commission File Number 1-16811.

(w)	Form of Restricted Stock Unit Annual Grant Agreement under the 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2011, Commission File Number 1-16811.

(x)	Form of Retention Performance Award Grant Agreement.*	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 8-K filed on July 2, 2012, Commission File Number 1-16811.

(y)	Form of Non-Qualified Stock Option Grant Agreement.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2015, Commission File Number 1-16811.

(z)	Form of Incentive Award Agreement, 2010 Annual Incentive Compensation Plan.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2015, Commission File Number 1-16811.

(aa)	United States Steel Corporation 2010 Annual Incentive Compensation Plan.*	Incorporated by reference to Appendix B to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 12, 2010, Commission File Number 1-16811.

(bb)	Administrative Regulations for the Executive Management Annual Incentive Compensation Plan under the 2010 Annual Incentive Compensation Plan.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on January 31, 2014, Commission File Number 1-16811.

(cc)
Administrative Procedures for the Executive Management Annual Incentive Compensation Program under the United States Steel Corporation 2010 Annual Incentive Compensation Plan, as amended January 27, 2015*
Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2015, Commission File Number 1-16811.

(dd)	United States Steel Corporation Change in Control Severance Plan effective January 1, 2016.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on November 6, 2015, Commission File Number 1-16811.

(ee)
Administrative Procedures for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan, as Amended and Restated, and under the United States Steel Corporation Annual Incentive Compensation Plan, as amended February 22, 2016.*
Incorporated by reference to Exhibit 10(kk) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2015, Commission File Number 1-16811.

(ff)
Administrative Procedures for the Executive Management Annual Incentive Compensation Program under the United States Steel Corporation Annual Incentive Compensation Plan, as amended February 22, 2016.*
Incorporated by reference to Exhibit 10(ll) to United States Steel Corporation’s Form 10-K for the year ended December 31, 2015, Commission File Number 1-16811.

(gg)	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q for the quarter ended March 31, 2016, Commission File Number 1-16811.

(hh)	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement - Retention Grant Form*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q for the quarter ended June 30, 2016, Commission File Number 1-16811.

(ii)	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement - Annual Grant Form*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q for the quarter ended June 30, 2016, Commission File Number 1-16811.

(jj)	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan - Stock Option Grant Form.*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q for the quarter ended June 30, 2016, Commission File Number 1-16811.

(kk)	Administrative Procedures for the Executive Management Annual Incentive Compensation Program under the United States Steel Corporation Annual Incentive Compensation Plan, as amended November 1, 2016.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2016, Commission File Number 1-16811.

(ll)	United States Steel Corporation Non Tax-Qualified Retirement Account Program, amended effective as of January 1, 2016.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2016, Commission File Number 1-16811.

(mm)	United States Steel Corporation Supplemental Thrift Program, as amended November 1, 2016.*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q for the quarter ended September 30, 2016, Commission File Number 1-16811.

(nn)	First Amendment to United States Steel Corporation 2016 Omnibus Incentive Compensation Plan.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on April 26, 2017, Commission File Number 1-16811.

(oo)
Fourth Amended and Restated Credit Agreement dated as of February 26, 2018, among United States Steel Corporation, the Lenders party thereto, the LC Issuing Banks party thereto and JPMorgan Chase Bank, National Association as Administrative Agent and Collateral Agent.
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on March 2, 2018, Commission File Number 1-16811.

(pp)	Amended and Restated Borrower Security Agreement dated as of February 26, 2018, between United States Steel Corporation and JPMorgan Chase Bank, National Association as Collateral Agent.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on March 2, 2018, Commission File Number 1-16811.

(qq)	Amended and Restated Subsidiary Security Agreement dated as of February 26, 2018, between the guarantors identified herein and JPMorgan Chase Bank, National Association as Collateral Agent.	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 8-K filed on March 2, 2018, Commission File Number 1-16811.

(rr)	Underwriting Agreement, by and among United States Steel Corporation and J.P. Morgan Securities LLC, dated March 13, 2018.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on March 15, 2018, Commission File Number 1-16811.

(ss)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Annual Grant)*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on April 27, 2018, Commission File Number 1-16811.

(tt)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Retention Grant)*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on April 27, 2018, Commission File Number 1-16811.

(uu)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (TSR Grant)*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on April 27, 2018, Commission File Number 1-16811.

(vv)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (ROCE Grant)*	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q filed on April 27, 2018, Commission File Number 1-16811.

(ww)
Administrative Procedures for the Executive Management Annual Compensation Incentive Program under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan as approved on February 27, 2018*
Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q filed on April 27, 2018, Commission File Number 1-16811.

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
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-K filed on February 15, 2019, Commission File Number 1-16811.

(zz)	Form of Offer Letter to Duane D. Holloway.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-K filed on February 15, 2019, Commission File Number 1-16811.

(aaa)	Letter Agreement, dated December 21, 2018, between United States Steel Corporation and Douglas R. Matthews*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-K filed on February 15, 2019, Commission File Number 1-16811.

(bbb)	United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, effective as of July 26, 2016, as amended on October 30, 2018*	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-K filed on February 15, 2019, Commission File Number 1-16811.

(ccc)	Summary of Non-Employee Director Fee Arrangements*	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-K filed on February 15, 2019, Commission File Number 1-16811.

(ddd)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (TSR Grant).*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on May 3, 2019, Commission File Number 1-16811.

(eee)
Administrative Procedures for the Executive Management Annual Incentive Compensation Plan under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, as approved on February 26, 2019.*
Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on May 3, 2019, Commission File Number 1-16811.

(fff)	United States Steel Corporation Non Tax-Qualified Retirement Account Program, Amended and Restated Effective January 1, 2019.*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on May 3, 2019, Commission File Number 1-16811.

(ggg)	United States Steel Corporation Supplemental Thrift Program, Amended and Restated Effective January 1, 2019.*	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q filed on May 3, 2019, Commission File Number 1-16811.

(hhh)	United States Steel Corporation Supplemental Retirement Account Program, Amended and Restated Effective January 1, 2019.*	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q filed on May 3, 2019, Commission File Number 1-16811.

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
Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 8-K filed on October 28, 2019, Commission File Number 1-16811.

(qqq)	Supplemental Agreement, dated December 23, 2019, between U.S. Steel Košice, s.r.o., Ferroenergy s.r.o. and Commerzbank Finance & Covered Bond S.A. as facility agent	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on December 23, 2019, Commission File Number 1-16811.

(rrr)	United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, effective as of July 26, 2016, as amended on October 28, 2019*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-K filed on February 14, 2020, Commission File Number 1-16811.

(sss)	United States Steel Corporation Non-Employee Director Stock Program of the 2016 Omnibus Incentive Compensation Plan, as amended November 1, 2019*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-K filed on February 14, 2020, Commission File Number 1-16811.

(ttt)	Separation Agreement and Release, by and between Kevin P. Bradley and United Stated Steel Corporation, as of October 7, 2019.	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-K filed on February 14, 2020, Commission File Number 1-16811.

(uuu)
Credit Agreement, dated December 10, 2019, by and among United States Steel Corporation, KfW IPEX-Bank GMBH, as Mandated Lead Arranger and ECA Structuring Bank, KfW IPEX-Bank as Facility Agent, KfW IPEX-Bank as ECA Agent, and the financial institutions listed therein as lenders, and other parties party thereto from time to time
Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-K filed on February 14, 2020, Commission File Number 1-16811.

(vvv)	Option Agreement, dated April 30, 2020, by and between the Corporation and Stelco.on and Stelco.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on April 30, 2020, Commission File Number 1-16811.

(www)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Cash Award Grant Agreement (ROCE Grant).*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on May 1, 2020, Commission File Number 1-16811.

(xxx)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Retention Grant).*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on May 1, 2020, Commission File Number 1-16811.

(yyy)
Administrative Procedures for the Executive Management Annual Incentive Compensation Plan under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, as approved on February 25, 2020.*
Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on May 1, 2020, Commission File Number 1-16811.

(zzz)	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, as amended and restated on April 28, 2020*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on May 1, 2020, Commission File Number 1-16811.

(aaaa)	Purchase Agreement for the Senior Secured Notes, dated as of May 21, 2020	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on May 26, 2020, Commission File Number 1-16811.

(bbbb)	Collateral Agreement, dated as of May 29, 2020, by and among the Company, the subsidiary grantors named on the signature pages thereto and U.S. Bank National Association, as collateral agent	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on May 29, 2020, Commission File Number 1-16811.

(cccc)	Underwriting Agreement for the Shares, dated June 17, 2020	Incorporated by reference to Exhibit 1.1 to United States Steel Corporation's Form 8-K filed on June 22, 2020, Commission File Number 1-16811.

(dddd)	Amended and Restated Change in Control Severance Plan, effective July 28, 2020.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on July 30, 2020, Commission File Number 1-16811.

(eeee)	Export-Import Credit Agreement, dated September 30, 2020	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on October 2, 2020, Commission File Number 1-16811.

(ffff)	Amendment to Fifth Amended and Restated Credit Agreement, dated September 30, 2020.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on October 2, 2020, Commission File Number 1-16811.

(gggg)
Agreement of Sale dated as of November 1, 2020 between the Corporation and The Industrial Development Board of the City of Hoover regarding $63,400,000 million 6.375% Environmental Improvement Revenue Bonds, Series 2020 (United States Steel Corporation Project).
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on November 24, 2020, Commission File Number 1-16811.

(hhhh)
Loan Agreement dated as of November 1, 2020 between the Corporation and the Indiana Finance Authority regarding $33,300,000 Indiana Finance Authority Environmental Improvement Revenue Bonds, Series 2020A (United States Steel Corporation Project) and Indiana Finance Authority Environmental Improvement Revenue Refunding Bonds, Series 2020B (United States Steel Corporation Project)
Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on November 24, 2020, Commission File Number 1-16811.

(iiii)
First Amended and Restated ABL Credit Agreement, dated as of September 10, 2020, by and among Big River Steel LLC, BRS Intermediate Holdings LLC, Goldman Sachs Bank USA, as administrative agent and collateral agent, and each lender party thereto.
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on January 19, 2021, Commission File Number 1-16811.

(jjjj)
Bond Financing Agreement, dated as of September 10, 2020, between Arkansas Development Finance Authority and each of Big River Steel LLC, BRS Finance Corp. and BRS Intermediate Holdings LLC relating to $265 million Arkansas Development Finance Authority Industrial Development Revenue Bonds (Big River Steel Project), Tax-Exempt Series 2020 (Green Bonds).
Incorporated by reference to Exhibit 10.2.1 to United States Steel Corporation’s Form 8-K filed on January 19, 2021, Commission File Number 1-16811.

(kkkk)	Definitions Annex relating to Arkansas Development Finance Authority Industrial Development Revenue Bonds (Big River Steel Project), Tax-Exempt Series 2020 (Green Bonds).	Incorporated by reference to Exhibit 10.2.2 to United States Steel Corporation’s Form 8-K filed on January 19, 2021, Commission File Number 1-16811.

(llll)
Bond Financing Agreement, dated as of May 31, 2019, between Arkansas Development Finance Authority and each of Big River Steel LLC, BRS Finance Corp. and BRS Intermediate Holdings LLC relating to $487 million Arkansas Development Finance Authority Industrial Development Revenue Bonds (Big River Steel Project), Series 2019.
Incorporated by reference to Exhibit 10.3.1 to United States Steel Corporation’s Form 8-K filed on January 19, 2021, Commission File Number 1-16811.

(mmmm)	Definitions Annex relating to Arkansas Development Finance Authority Industrial Development Revenue Bonds (Big River Steel Project), Series 2019.	Incorporated by reference to Exhibit 10.3.2 to United States Steel Corporation’s Form 8-K filed on January 19, 2021, Commission File Number 1-16811.

(nnnn)	Underwriting Agreement for the Shares, dated February 2, 2021	Incorporated by reference to Exhibit 1.1 to United States Steel Corporation’s Form 8-K filed on February 5, 2021, Commission File Number 1-16811.

(oooo)
Underwriting Agreement, dated February 8, 2021, by and between United States Steel Corporation and Credit Suisse Securities (USA) LLC, as representative of the several underwriters listed on Schedule I thereto.
Incorporated by reference to Exhibit 1.1 to United States Steel Corporation’s Form 8-K filed on February 11, 2021, Commission File Number 1-16811.

10.1	Separation Agreement and Release, by and between Douglas R. Matthews and United States Steel Corporation, as of December 24, 2020.

10.2	First Amendment to the Credit Agreement, dated as of November 17, 2020, by and among United States Steel Corporation and KFW IPEX-BANK GMBH, in its capacity as Lender, Facility Agent and ECA Agent.

10.3
SECOND SUPPLEMENTAL AGREEMENT, dated 30 November 2020, between U. S. STEEL KOŠICE, S.R.O., FERROENERGY S.R.O. and COMMERZBANK FINANCE & COVERED BOND S.A., as Facility Agent, relating to an up to EUR460,000,000 credit agreement dated 26 September 2018, as amended and restated by a supplemental agreement dated 23 December 2019

10.4	Letter Agreement, dated July 30, 2020, between Scott D. Buckiso and United States Steel Corporation.

21.	List of Subsidiaries

23.	Consent of PricewaterhouseCoopers LLP

24.	Powers of Attorney

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

32.1.	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2.	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety Disclosure required under Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act

101.	The following financial information from United States Steel Corporation's Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory plan or arrangement.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018
(Millions of Dollars)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Period
Year ended December 31, 2020:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$28	$6	$2	$—	$2	$34
Investments and long-term receivables reserve	5	—	3	—	3	5
Deferred tax valuation allowance:
Domestic	560	240	2	—	9	793
Foreign	3	—	—	—	—	3
Year ended December 31, 2019:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$29	$—	$—	$—	$1	$28
Investments and long-term receivables reserve	5	—	—	—	—	5
Deferred tax valuation allowance:
Domestic	211	349	—	—	—	560
Foreign	3	—	—	—	—	3
Year ended December 31, 2018:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$28	$5	$—	$—	$4	$29
Investments and long-term receivables reserve	11	—	—	—	6	5
Deferred tax valuation allowance:
Domestic	604	—	—	393	—	211
Foreign	4	—	—	1	—	3

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 12, 2021

UNITED STATES STEEL CORPORATION

By:	/s/ Manpreet S. Grewal
Manpreet S. Grewal
Vice President & Controller

Signature	Title

/s/ David B. Burritt	President & Chief Executive Officer & Director
David B. Burritt	(Principal Executive Officer)

/s/ Christine S. Breves	Senior Vice President & Chief Financial Officer
Christine S. Breves	(Principal Financial Officer)

/s/ Manpreet S. Grewal	Vice President & Controller
Manpreet S. Grewal	(Principal Accounting Officer)

*	Director
Tracy A. Atkinson
*	Director
Patricia Diaz Dennis
*	Director
Dan O. Dinges
*	Director
John J. Engel
*	Director
John V. Faraci
*	Director
Murry S. Gerber
*	Director
Stephen J. Girsky
*	Director
Jeh C. Johnson
*	Director
Paul A. Mascarenas
*	Director
Michael H. McGarry
*	Director
Eugene B. Sperling
*	Chairman of the Board
David S. Sutherland
*	Director
Patricia A. Tracey

*	BY:	/s/ Manpreet S. Grewal
Manpreet S. Grewal
Attorney-in-Fact

GLOSSARY OF CERTAIN DEFINED TERMS

The following definitions apply to terms used in this document:

2025 Senior Secured Notes	12.000% Senior Secured Notes due June 1, 2025
401(k) plans	defined contribution plans
ABO	Accumulated Benefit Obligation
ACE	Affordable Clean Energy
ACHD	Allegheny County Health Department
AD	antidumping
AD/CVD	antidumping and countervailing duty
AHSS	advanced high-strength steels
AMT	Alternative Minimum Tax
AOCI	Accumulated Other Comprehensive Income
API	American Petroleum Institute
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BART	Best Available Retrofit Technology
BAT	Best Available Technique
BGE	Butch Gilliam Enterprises, Inc.
BOF	Basic Oxygen Furnace Steelmaking
CAA	Clean Air Act
CAD	Canadian dollars
CAFC	U.S. Court of Appeals for the Federal Circuit
CAFE	Corporate Average Fuel Economy
CAL	continuous annealing line
CAMU	Corrective Action Management Unit
CDC	Chrome Deposit Corporation
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CGL	continuous galvanizing line
CIT	U.S. Court of International Trade
Class B Common Call Option	Big River Steel equity owners could require U. S. Steel to sell its ownership interest.
Class B Common Put Option	Big River Steel equity owners could require U. S. Steel to purchase their 50.1% ownership interest
CMS	Corrective Measure Study
CO2	carbon dioxide
commodity purchase swaps	financial swaps associated with purchases of natural gas, zinc, tin and electricity
CORE	corrosion-resistant steel
COSO	Committee of Sponsoring Organizations of the Treadway Commission
cost cap	per capita dollar maximum the company is expected to pay per participant under the main U. S. Steel benefit plan
County Health Services	Contra Costa Health Services Hazardous Materials Programs
COVID-19	the coronavirus
CPP	Clean Power Plan
Credit Facility Agreement	Fifth Amended and Restated Credit Facility Agreement
CVD	countervailing duties
CWA	Clean Water Act
DAFW	OSHA Days Away From Work
DEC	Department of Environmental Conservation
DESCO	Double Eagle Steel Coating Company
DOC	U.S. Department of Commerce
DOJ	The United States Department of Justice
Double G	Double G Coatings Company LLC
EAF	Electric Arc Furnace
EBITDA	earnings before interest, taxes, depreciation and amortization
EC	European Commission
ECA	Export Credit Agreement
ECT	East Chicago Tin
EGLE	Environment, Great Lakes and Energy

ERGs	employee resource groups
ERISA	Employee Retirement Income Security Act of 1974
ERW	electric resistance welded
EU	European Union
EU ETS	EU Emissions Trading System
ETS	Emissions Trading System
EUA	European Union Allowances
EWPM	electric-weld pipe mil
Ex-Im Guarantee	Export Import Bank of the United States
Export-Import Credit Agreement	Export-Import Transaction Specific Loan and Security Agreement
Fairfield EAF	Fairfield, Alabama pipe mil
FASB	Financial Accounting Standards Board
FIFO	first in, first out
FIP	Federal Implementation Plan
Flat-Rolled	North American Flat-Rolled segment
Fond du Lac Band	Minnesota Native American Tribe
FX	foreign exchange
Gateway	Gateway Energy and Coke Company LLC
GDPR	General Data Protection Regulation
GHG	greenhouse gas
GLNPO	Great Lakes National Program Office
HDC	Hibbing Development Company
Hibbing	Hibbing Taconite Company
IDEM	Indiana Department of Environmental Management
IEPA	Illinois Environmental Protection Agency
IRS	Internal Revenue Service
ISO	International Organization for Standardization
ITC	U.S. International Trade Commission
KDHE	Kansas Department of Health & Environment
Keetac	U. S. Steel’s iron ore operations at Keewatin, Minnesota
LIFO	last in, first out
LMF	ladle metallurgy facility
MACT	Maximum Achievable Control Technology
Midwest	Midwest Plant
Minntac	U. S. Steel’s iron ore operations at Mt. Iron, Minnesota
MPCA	Minnesota Pollution Control Agency
NAAQS	National Ambient Air Quality Standards
NAV	net asset value
NESHAP	National Emission Standards for Hazardous Air Pollutants
NGO	non-grain oriented
NLMK	NLMK Pennsylvania, LLC and NLMK Indiana,
non-GAAP	Non-Generally Accepted Accounting Principles
NOV	Notice of Violation
NOx	nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
O.D.	outer diameter
OCTG	oil country tubular goods
OPEB	other post-employment benefits
Order	Administrative Order on Consent
Other Benefits	defined benefit retiree health care and life insurance plans
PADEP	Pennsylvania Department of Environmental Protection
Patriot	Patriot Premium Threading Services, LLC
PBGC	Pension Benefit Guarantee Corporation
PBO	Projected Benefit Obligations
PCAOB	Public Company Accounting Oversight Board (United States)
PII	Personally Identifiable Information
PM	Particulate Matter

PNC	PNC Bank, National Association
PPA	Pension Protection Act of 2006
ppb	parts per billion
PRO-TEC	PRO-TEC Coating Company, U. S. Steel and Kobe Steel Ltd. joint venture
PRP	potentially responsible party
RCRA	Resource Conservation and Recovery Act
RFI	RCRA Facility Investigation
ROCE	Return On Capital Employed
RP	Rehabilitation plan
RSU	Restricted Stock Units
RTR	Residual Risk and Technology Review
S&P	Standard & Poor’s
sales swaps	financial swaps hot-rolled coil and iron ore pellet sales
SCF	supply chain finance
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPT	Steelworkers Pension Trust
SSB	Salomon Smith Barney Holdings, Inc.
Stelco	Stelco Inc.
SWMU	Solid Waste Management Units
the 2005 Plan	2005 Stock Incentive Plan
the 2018 Labor Agreements	collective bargaining agreements with United Steelworkers effective September 1, 2018
the "BRS ABL Facility"	Big River Steel LLC's asset-based revolving credit facility
the Exchange Act	the Securities Exchange Act of 1934
the Minntac Mine	iron ore mine located in Mt. Iron, Minnesota
the Omnibus Plan	2016 Omnibus Incentive Compensation Plan
USSK Credit Agreement	USSK €460 million revolving credit facility
Tilden	Tilden Mining Company, L.C.
TRQ	tariff rate quotas
TSR	Total Shareholder Return
Tubular	Tubular Products segment
U. S. Steel	United States Steel Corporation
U. S. Steel Call Option	call option exercised by USS to acquire BRS
U.S. EPA	United States Environmental Protection Agency
U.S. GAAP	accounting standards generally accepted in the United States
UDEQ	Utah Department of Environmental Quality
UHSS	Ultra High Strength Steels
ug/m3	micrograms per cubic meter
UPI	USS-POSCO Industries
USD	U.S. dollars
USSE	U. S. Steel Europe segment
USSK	U. S. Steel Košice
USSTP	U. S. Steel Tubular Products
USW	United Steelworkers
VEBA	trusts for retiree healthcare and life insurance
VERP	voluntary early retirement program
Water Legacy	a nonprofit environmental group
welded	seamless and electric resistance welded
Worthington	Worthington Specialty Processing, U. S. Steel and Worthington Industries, Inc. joint venture
WTO	World Trade Organization