Form 10-Q
period 2021-03-31
UNITED STATES STEEL CORP
filed 2021-04-30
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Common stock outstanding at April 26, 2021 – 269,661,330 shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections. Generally, we have identified such forward-looking statements by using the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “target,” “forecast,” “aim,” “should,” “will,” "may" and similar expressions or by using future dates in connection with any discussion of, among other things, operating performance, trends, events or developments that we expect or anticipate will occur in the future, statements relating to volume changes, share of sales and earnings per share changes, anticipated cost savings, potential capital and operational cash improvements, anticipated disruptions to our operations and industry due to the COVID-19 pandemic, changes in global supply and demand conditions and prices for our products, international trade duties and other aspects of international trade policy, the integration of Big River Steel in our existing business, business strategies related to the combined business and statements expressing general views about future operating results. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts, but instead represent only the Company’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as of the time made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, the risks and uncertainties described in this report and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, our Quarterly Reports on Form 10-Q and those described from time to time in our future reports filed with the Securities and Exchange Commission.

References in this Quarterly Report on Form 10-Q to (i) "U. S. Steel," "the Company," "we," "us," and "our" refer to United States Steel Corporation and its consolidated subsidiaries unless otherwise indicated by the context, and (ii) “Big River Steel” refer to Big River Steel Holdings LLC and its direct and indirect subsidiaries unless otherwise indicated by the context.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2021	2020
Net sales:
Net sales	$3,369	$2,397
Net sales to related parties (Note 19)	295	351
Total (Note 6)	3,664	2,748
Operating expenses (income):
Cost of sales	3,080	2,605
Selling, general and administrative expenses	96	72
Depreciation, depletion and amortization	189	160
(Earnings) loss from investees	(14)	8
Asset impairment charges (Note 1)	—	263
Gain on equity investee transactions	(111)	(31)
Restructuring and other charges (Note 20)	6	41
Other (gains) losses, net	(7)	5
Total	3,239	3,123
Earnings (loss) before interest and income taxes	425	(375)
Interest expense	92	50
Interest income	(1)	(4)
Loss on debt extinguishment	255	—
Other financial costs (gains)	18	(3)
Net periodic benefit income	(31)	(8)
Net interest and other financial costs	333	35
Earnings (loss) before income taxes	92	(410)
Income tax provision (benefit) (Note 12)	1	(19)
Net earnings (loss)	91	(391)
Less: Net earnings attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to United States Steel Corporation	$91	$(391)
Earnings (loss) per common share (Note 13):
Earnings (loss) per share attributable to United States Steel Corporation stockholders:
-Basic	$0.36	$(2.30)
-Diluted	$0.35	$(2.30)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Net earnings (loss)	$91	$(391)
Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments	(47)	(23)
Changes in pension and other employee benefit accounts	24	52
Changes in derivative financial instruments	(20)	(5)
Total other comprehensive (loss) income, net of tax	(43)	24
Comprehensive income (loss) including noncontrolling interest	48	(367)
Comprehensive income attributable to noncontrolling interest	—	—
Comprehensive income (loss) attributable to United States Steel Corporation	$48	$(367)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents (Note 7)	$753	$1,985
Receivables, less allowance of $33 and $34	1,517	914
Receivables from related parties (Note 19)	102	80
Inventories (Note 8)	1,750	1,402
Other current assets	128	51
Total current assets	4,250	4,432
Long-term restricted cash (Note 7)	122	130
Operating lease assets	210	214
Property, plant and equipment	19,910	17,704
Less accumulated depreciation and depletion	12,347	12,260
Total property, plant and equipment, net	7,563	5,444
Investments and long-term receivables, less allowance of $5 in both periods	545	1,177
Intangibles, net (Note 9)	539	129
Deferred income tax benefits (Note 12)	14	22
Goodwill (Note 9)	909	4
Other noncurrent assets	537	507
Total assets	$14,689	$12,059
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$2,402	$1,779
Accounts payable to related parties (Note 19)	126	105
Payroll and benefits payable	285	308
Accrued taxes	168	154
Accrued interest	60	59
Current operating lease liabilities	58	59
Short-term debt and current maturities of long-term debt (Note 15)	45	192
Total current liabilities	3,144	2,656
Noncurrent operating lease liabilities	161	163
Long-term debt, less unamortized discount and debt issuance costs (Note 15)	5,787	4,695
Employee benefits	288	322
Deferred income tax liabilities (Note 12)	54	11
Deferred credits and other noncurrent liabilities	535	333
Total liabilities	9,969	8,180
Contingencies and commitments (Note 21)
Stockholders’ Equity (Note 17):
Common stock (278,698,208 and 229,105,589 shares issued) (Note 13)	279	229
Treasury stock, at cost (9,046,965 shares and 8,673,131 shares)	(182)	(175)
Additional paid-in capital	5,152	4,402
Accumulated deficit	(532)	(623)
Accumulated other comprehensive loss (Note 18)	(90)	(47)
Total United States Steel Corporation stockholders’ equity	4,627	3,786
Noncontrolling interests	93	93
Total liabilities and stockholders’ equity	$14,689	$12,059
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2021	2020
Increase (decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net earnings (loss)	$91	$(391)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	189	160
Asset impairment charges (Note 1)	—	263
Gain on equity investee transactions	(111)	(31)
Restructuring and other charges (Note 20)	6	41
Loss on debt extinguishment	255	—
Pensions and other postretirement benefits	(25)	(1)
Deferred income taxes (Note 12)	3	6
Equity investee (earnings) loss, net of distributions received	(14)	8
Changes in:
Current receivables	(477)	(97)
Inventories	(183)	(204)
Current accounts payable and accrued expenses	386	139
Income taxes receivable/payable	3	3
All other, net	(12)	(38)
Net cash provided by (used in) operating activities	111	(142)
Investing activities:
Capital expenditures	(136)	(282)
Acquisition of Big River Steel, net of cash acquired (Note 5)	(625)	—
Proceeds from sale of assets	—	1
Proceeds from sale of ownership interests in equity investees	—	8
Other investing activities	(1)	(4)
Net cash used in investing activities	(762)	(277)
Financing activities:
Repayment of short-term debt (Note 15)	(180)	—
Revolving credit facilities - borrowings, net of financing costs (Note 15)	50	1,202
Revolving credit facilities - repayments (Note 15)	(671)	(281)
Issuance of long-term debt, net of financing costs (Note 15)	826	67
Repayment of long-term debt (Note 15)	(1,379)	(2)
Proceeds from public offering of common stock (Note 22)	791	—
Other financing activities	(10)	(3)
Net cash (used in) provided by financing activities	(573)	983
Effect of exchange rate changes on cash	(12)	(6)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,236)	558
Cash, cash equivalents and restricted cash at beginning of year (Note 7)	2,118	939
Cash, cash equivalents and restricted cash at end of period (Note 7)	$882	$1,497

Non-cash investing and financing activities:
Change in accrued capital expenditures	$5	$(66)
U. S. Steel common stock issued for employee/non-employee director stock plans	18	17
Capital expenditures funded by finance lease borrowings	1	29
Export Credit Agreement (ECA) financing	23	34
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1.     Basis of Presentation and Significant Accounting Policies
The year-end Consolidated Balance Sheet data was derived from audited statements but does not include all disclosures required for complete financial statements by accounting principles generally accepted in the United States of America (U.S. GAAP). The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair statement of the results for the periods covered, including assessment of certain accounting matters using all available information including consideration of forecasted financial information in context with other information reasonably available to us. However, our future assessment of our current expectations, including consideration of the unknown future impacts of the COVID-19 pandemic, could result in material impacts to our consolidated financial statements in future reporting periods. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which should be read in conjunction with these condensed financial statements.
Asset Impairment
For the period ended March 31, 2020, the steep decline in oil prices that resulted from market oversupply and declining demand was considered a triggering event for the welded tubular and seamless tubular asset groups. A quantitative analysis was completed for both asset groups and a $263 million impairment, consisting of an impairment of $196 million for property, plant and equipment and $67 million for intangible assets was recorded for the welded tubular asset group while no impairment was indicated for the seamless tubular asset group. There were no triggering events that required an impairment evaluation of our long-lived asset groups as of March 31, 2021.

2.    New Accounting Standards
In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 requires entities to provide expanded disclosures about the terms and features of convertible instruments and amends certain guidance in ASC 260 on the computation of EPS for convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for public companies for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption of all amendments in the same period permitted. The Company is continuing to assess the impact of adoption of the ASU.
3.    Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 simplifies accounting for income taxes by removing certain exceptions from the general principles in Topic 740 including elimination of the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items such as other comprehensive income. U. S. Steel adopted this guidance on January 1, 2021. The adoption of this guidance did not have a material impact on the Company's Condensed Consolidated Financial Statements.
4.    Segment Information
U. S. Steel has four reportable segments: North American Flat-Rolled (Flat-Rolled), Mini Mill, U. S. Steel Europe (USSE); and Tubular Products (Tubular). The Mini Mill segment reflects the acquisition of Big River Steel after the purchase of the remaining equity interest on January 15, 2021. See Note 5 for further details. Prior to the purchase, the equity earnings of Big River Steel were included in the Other segment. The Tubular Products segment includes the newly constructed EAF at our Fairfield Tubular Operations in Fairfield, Alabama. The results of our railroad, real estate businesses and the previously held equity method investment in Big River Steel are combined and disclosed in the Other category.

The results of segment operations for the three months ended March 31, 2021 and 2020 are:

(In millions) Three Months Ended March 31, 2021	Customer Sales	Intersegment Sales	Net Sales	Earnings (loss) from investees	Earnings (loss) before interest and income taxes
Flat-Rolled	$2,272	$43	$2,315	$5	$146
Mini Mill	450	62	512	—	132
USSE	798	1	799	—	105
Tubular	134	4	138	3	(29)
Total reportable segments	3,654	110	3,764	8	354
Other	10	29	39	6	8
Reconciling Items and Eliminations	—	(139)	(139)	—	63
Total	$3,664	$—	$3,664	$14	$425

Three Months Ended March 31, 2020
Flat-Rolled	$1,974	$62	$2,036	$4	$(35)
USSE	505	1	506	—	(14)
Tubular	255	3	258	1	(48)
Total reportable segments	2,734	66	2,800	5	(97)
Other	14	28	42	(13)	1
Reconciling Items and Eliminations	—	(94)	(94)	—	(279)
Total	$2,748	$—	$2,748	$(8)	$(375)

A summary of total assets by segment is as follows:

(In millions)	March 31, 2021	December 31, 2020
Flat-Rolled	$7,325	$7,099
Mini Mill	4,073	—
USSE	5,609	5,502
Tubular	949	887
Total reportable segments	$17,956	$13,488
Other	$273	$911
Corporate, reconciling items, and eliminations(a)	(3,540)	(2,340)
Total assets	$14,689	$12,059
(a)The majority of Corporate, reconciling items, and eliminations total assets is comprised of cash and the elimination of intersegment amounts.

The following is a schedule of reconciling items to consolidated earnings before interest and income taxes:

	Three Months Ended March 31,
(In millions)	2021	2020
Items not allocated to segments:
Gain on previously held investment in Big River Steel	$111	$—
Big River Steel - inventory step-up amortization	(24)	—
Big River Steel - unrealized losses (a)	(9)	—
Big River Steel - acquisition costs	(9)	—
Restructuring and other charges (Note 20)	(6)	(41)
Asset impairment charges (Note 1)	—	(263)
Gain on previously held investment in UPI	—	25
Total reconciling items	$63	$(279)
(a) Big River Steel – Unrealized losses represent the post-acquisition mark-to-market impacts of hedging instruments acquired with the purchase of the remaining equity interest in Big River Steel on January 15, 2021. See Note 14 for further details.

5.    Acquisitions

Big River Steel
On January 15, 2021, U. S. Steel purchased the remaining equity interest in Big River Steel for approximately $625 million in cash net of $36 million and $62 million in cash and restricted cash received, respectively, and the assumption of liabilities of approximately $50 million. There were acquisition related costs of approximately $9 million during the three months ended March 31, 2021. Big River Steel is a technologically advanced mini mill that completed an expansion in November 2020 that doubled its hot-rolled steel production capacity to 3.3 million tons annually. The acquisition of Big River Steel furthers U. S. Steel's Best of BothSM strategy that combines the best of the integrated and mini mill steel making models.

Prior to the closing of the acquisition on January 15, 2021, U. S. Steel accounted for its 49.9% equity interest in Big River Steel under the equity method as control and risk of loss were shared among the partnership members. Using step acquisition accounting the Company increased the value of its previously held equity investment to its fair value of $770 million which resulted in a gain of approximately $111 million. The gain was recorded in gain on equity investee transactions in the Condensed Consolidated Statement of Operations.

The acquisition has been accounted for in accordance with ASC 805, Business combinations. There were step-ups to fair value of approximately $308 million, $194 million and $24 million for property, plant and equipment, debt and inventory, respectively. An intangible asset for customer relationships and goodwill of approximately $413 million and $905 million were also recorded, respectively. Goodwill represents the excess of purchase price over the fair market value of the net assets. Goodwill is primarily attributable to Big River Steel's operational abilities, workforce and the anticipated benefits from their recent expansion and will be partially tax deductible. The inventory step-up was fully amortized as of March 31, 2021, the intangible asset will be amortized over a 22 year period and the debt step up will be amortized over the contractual life of the underlying debt, see Note 15 for further details.

The value of Big River Steel was determined using Level 3 valuation techniques. Level 3 valuation techniques include inputs to the valuation methodology that are considered unobservable and significant to the fair value measurement. A significant factor in determining the equity value was the discounted forecasted cash flows of Big River Steel. Forecasted cash flows are primarily impacted by the forecasted market price of steel and metallic inputs as well as the expected timing of significant capital expenditures. The model utilized a risk adjusted discount rate of 11.0% and a terminal growth rate of 2%.

The following table presents the preliminary allocation of the aggregate purchase price based on estimated fair values:

(in millions)
Assets Acquired:
Receivables	$166
Receivables with U. S. Steel (1)	99
Inventories	184
Other current assets	16
Property, plant and equipment	2,188
Intangibles	413
Goodwill	905
Other noncurrent assets	19
Total Assets Acquired	$3,990

Liabilities Assumed:
Accounts payable and accrued liabilities	$224
Payroll and benefits payable	27
Accrued taxes	9
Accrued interest	33
Short-term debt and current maturities of long-term debt	29
Long-term debt	1,997
Deferred income tax liabilities	44
Deferred credits and other long-term liabilities	182
Total Liabilities Assumed	$2,545

Fair value of previously held investment in Big River Steel	$770
Purchase price, including assumed liabilities and net of cash acquired	675
Difference in assets acquired and liabilities assumed	$1,445
(1) The transaction to purchase Big River Steel included receivables for payments made by Big River Steel on behalf of U. S. Steel for retention bonuses of $22 million that impacted the previously held equity investment and for U. S. Steel liabilities assumed in the purchase of approximately $50 million. In addition, there were assumed receivables of approximately $27 million for steel substrate sales from Big River Steel to U. S. Steel. The receivables with U. S. Steel eliminate in consolidation with offsetting intercompany payables from U. S. Steel.

U. S. Steel is continuing to conform accounting policies and procedures and evaluate assets and liabilities assumed. During the measurement period, we will continue to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. The final purchase price allocation may include changes in allocations to intangible assets, such as customer relationships, as well as goodwill, changes to the fair value of long-term debt and other changes to assets and liabilities. We will apply any material adjustments in the reporting period in which the adjustments are determined.

The following unaudited pro forma information for U. S. Steel includes the results of the Big River Steel acquisition as if it had been consummated on January 1, 2020. The unaudited pro forma information is based on historical information and is adjusted for amortization of the intangible asset, property, plant and equipment and debt fair value step-ups discussed above. Non-recurring acquisition related items included in the 2020 period include $111 million for the gain on previously held equity investment, $9 million in acquisition related costs and $24 million in inventory step-up amortization related to the purchase of the remaining interest in Big River Steel. In addition, costs for non-recurring retention bonuses of $44 million that occurred in January 2021 prior to the purchase of the remaining equity interest are included in the 2020 period. The pro forma information does not include any anticipated cost savings or other effects of the integration of Big River Steel. Accordingly, the unaudited pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations. Pro forma adjustments were not tax-effected as U. S. Steel has a full valuation allowance on its domestic deferred tax assets.

	For the three month period ended
(in millions, except per share amounts)	March 31, 2021	March 31, 2020
Net sales	$3,736	$2,994
Net earnings (loss)	18	(367)

USS-POSCO Industries (UPI)
On February 29, 2020, U. S. Steel purchased the remaining equity interest in USS-POSCO Industries (UPI), now known as USS-UPI, LLC, for $3 million, net of cash received of $2 million. There was an assumption of accounts payable owed to U. S. Steel for prior sales of steel substrate of $135 million associated with the purchase that is reflected as a reduction in receivables from related parties on the Company's Condensed Consolidated Balance Sheet.
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

6.     Revenue

Revenue is generated primarily from contracts to produce, ship and deliver steel products, and to a lesser extent, raw materials sales such as iron ore pellets and coke by-products and real estate sales. Generally, U. S. Steel’s performance obligations are satisfied and revenue is recognized at a point in time, when title transfers to our customer for product shipped or services are provided. Revenues are recorded net of any sales incentives. Shipping and other transportation costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Costs related to obtaining sales contracts are incidental and are expensed when incurred. Because customers are invoiced at the time title transfers and U. S. Steel’s right to consideration is unconditional at that time, U. S. Steel does not maintain contract asset balances. Additionally, U. S. Steel does not maintain contract liability balances, as performance obligations are satisfied prior to customer payment for product. U. S. Steel offers industry standard payment terms.

The following tables disaggregate our revenue by product for each of the reportable business segments for the three months ended March 31, 2021 and 2020, respectively:

Net Sales by Product (In millions):

Three Months Ended March 31, 2021	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$12	$—	$3	$—	$—	$15
Hot-rolled sheets	450	249	386	—	—	1,085
Cold-rolled sheets	784	79	83	—	—	946
Coated sheets	878	121	298	—	—	1,297
Tubular products	—	—	10	128	—	138
All Other (a)	148	1	18	6	10	183
Total	$2,272	$450	$798	$134	$10	$3,664
(a) Consists primarily of sales of raw materials and coke making by-products.

Three Months Ended March 31, 2020	Flat-Rolled	USSE	Tubular	Other	Total
Semi-finished	$27	$1	$—	$—	$28
Hot-rolled sheets	502	205	—	—	707
Cold-rolled sheets	598	45	—	—	643
Coated sheets	711	229	—	—	940
Tubular products	—	9	251	—	260
All Other (a)	136	16	4	14	170
Total	$1,974	$505	$255	$14	$2,748
(a) Consists primarily of sales of raw materials and coke making by-products.

7.     Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within U. S. Steel's Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statement of Cash Flows:

(In millions)	March 31, 2021	March 31, 2020
Cash and cash equivalents	$753	$1,350
Restricted cash in other current assets	7	4
Restricted cash in other noncurrent assets	122	143
Total cash, cash equivalents and restricted cash	$882	$1,497

Amounts included in restricted cash represent cash balances which are legally or contractually restricted, primarily for electric arc furnace construction, environmental and other capital expenditure projects and insurance purposes.

8.    Inventories
The LIFO method is the predominant method of inventory costing for our Flat-rolled and Tubular segments. The FIFO and moving average methods are the predominant inventory costing methods for our Mini Mill segment and the FIFO method is the predominant inventory costing method for our USSE segment. At March 31, 2021 and December 31, 2020, the LIFO method accounted for 51 percent and 59 percent of total inventory values, respectively.

(In millions)	March 31, 2021	December 31, 2020
Raw materials	$578	$416
Semi-finished products	807	633
Finished products	315	300
Supplies and sundry items	50	53
Total	$1,750	$1,402
Current acquisition costs were estimated to exceed the above inventory values by $878 million and $848 million at March 31, 2021 and December 31, 2020, respectively. As a result of the liquidation of LIFO inventories, cost of sales decreased and earnings before interest and income taxes increased by $1 million for the three months ended March 31, 2021. Cost of sales increased and the loss before interest and income taxes increased by $5 million for the three months ended March 31, 2020, as a result of liquidation of LIFO inventories.

9.     Intangible Assets
Intangible assets that are being amortized on a straight-line basis over their estimated useful lives are detailed below:

		As of March 31, 2021			As of December 31, 2020
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Impairment (a)	Accumulated Amortization	Net Amount
Customer relationships	22 Years	$413	$4	$409	$132	$55	$77	$—
Patents	10-15 Years	17	10	7	22	7	10	5
Energy Contract	10 Years	54	6	48	54	—	5	49
Other	4-20 Years	—	—	—	14	5	9	—
Total amortizable intangible assets		$484	$20	$464	$222	$67	$101	$54
(a) The impairment charge was the result of the quantitative impairment analysis of the welded tubular asset group for the period ended March 31, 2020. See Note 1 for further details.
Total estimated amortization expense for the remainder of 2021 is $19 million. We expect approximately $25 million in annual amortization expense through 2026 and approximately $320 million in remaining amortization expense thereafter.
The carrying amount of acquired water rights with indefinite lives as of March 31, 2021 and December 31, 2020 totaled $75 million.
The purchase of the remaining equity interest in Big River Steel also included goodwill of $905 million which is included in our Mini Mill segment. Goodwill represents the excess of the cost of the purchase over the net fair value of acquired identifiable tangible and intangible assets and liabilities assumed. See Note 5 for further details. Below is a summary of goodwill by segment for the three months ended March 31, 2021:

	Flat-Rolled	Mini Mill	USSE	Tubular	Total
Balance at December 31, 2020	$—	$—	$4	$—	$4
Additions	—	905	—	—	905
Balance at March 31, 2021	$—	$905	$4	$—	$909

10.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost for the three months ended March 31, 2021 and 2020:

	Pension Benefits		Other Benefits
(In millions)	2021	2020	2021	2020
Service cost	$14	$12	$3	$3
Interest cost	40	48	12	16
Expected return on plan assets	(89)	(81)	(20)	(20)
Amortization of prior service credit	—	—	(7)	(2)
Amortization of actuarial net loss (gain)	38	36	(6)	(4)
Net periodic benefit cost/(income), excluding below	3	15	(18)	(7)
Multiemployer plans	19	21	—	—
Settlement, termination and curtailment losses (a)	—	6	—	—
Net periodic benefit cost/(income)	$22	$42	$(18)	$(7)
(a) During the three months ended March 31, 2020, the pension plan incurred special termination charges of approximately $6 million, due to workforce restructuring.

Employer Contributions
During the first three months of 2021, U. S. Steel made cash payments of $18 million to the Steelworkers’ Pension Trust and $2 million of pension payments not funded by trusts.
During the first three months of 2021, cash payments of $10 million were made for other postretirement benefit payments not funded by trusts.
Company contributions to defined contribution plans totaled $10 million for both the three months ended March 31, 2021 and 2020, respectively.

11.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee) under the 2005 Stock Incentive Plan (the 2005 Plan) and the 2016 Omnibus Incentive Compensation Plan, as amended and restated (the Omnibus Plan). The Company's stockholders approved the Omnibus Plan and authorized the Company to issue up to 18,200,000 shares of U. S. Steel common stock under the Omnibus Plan. While the awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of March 31, 2021, there were 1,777,012 shares available for future grants under the Omnibus Plan.

Recent grants of stock-based compensation consist of restricted stock units, total stockholder return (TSR) performance awards and return on capital employed (ROCE) performance awards. Shares of common stock under the Omnibus Plan are issued from authorized, but unissued stock. The following table is a summary of the awards made under the Omnibus Plan during the first three months of 2021 and 2020.

	2021		2020
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Restricted Stock Units	1,418,380	$17.92	2,624,470	$8.83
Performance Awards (c)
TSR	306,930	$19.46	659,620	$8.20
ROCE (d)	485,900	$17.92	—	$—
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted-average for all grants during the period.
(c) The number of performance awards shown represents the target share grant of the award.
(d) The ROCE awards granted in 2020 and a portion of ROCE awards granted in 2021 are not shown in the table because they were granted in cash.

U. S. Steel recognized pretax stock-based compensation expense in the amount of $11 million and $8 million in the three-month periods ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, total future compensation expense related to nonvested stock-based compensation arrangements was $44 million, and the weighted average period over which this expense is expected to be recognized is approximately 19 months.

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

ROCE performance awards may vest at the end of a three-year performance period contingent upon meeting the specified ROCE performance metric. ROCE performance awards can vest between zero and 200 percent of the target award. The fair value of the ROCE performance awards is the average market price of the underlying common stock on the date of grant.
For further details about our stock-based compensation incentive plans and stock awards see Note 15 of the United States Steel Corporation Annual Report on Form 10-K for the fiscal year-ended December 31, 2020.

12.    Income Taxes
Tax provision
For the three months ended March 31, 2021 and 2020, the Company recorded a tax provision of $1 million and a tax benefit of $19 million, respectively. The tax provision for the first three months of 2021 was based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. The 2021 tax provision includes a $4 million discrete benefit relating to favorably settling prior tax period state income tax matters, and the 2020 tax benefit includes a $10 million discrete benefit related to recording a loss from continuing operations and income from other comprehensive income categories. Due to the full valuation allowance on our domestic deferred tax assets, the tax provision in 2021 does not reflect any material tax expense for domestic pretax earnings.

During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2021 pretax results for foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2021 could be materially different from the forecasted amount used to estimate the tax benefit for the three months ended March 31, 2021.

13.    Earnings and Dividends Per Common Share
Earnings (Loss) Per Share Attributable to United States Steel Corporation Stockholders
The effect of dilutive securities on weighted average common shares outstanding included in the calculation of diluted earnings per common share for the three months ended March 31, 2021 and March 31, 2020 were as follows.

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2021	2020
Earnings (loss) attributable to United States Steel Corporation stockholders	$91	$(391)
Weighted-average shares outstanding (in thousands):
Basic	249,351	170,224
Effect of Senior Convertible Notes	8,467	—
Effect of stock options, restricted stock units and performance awards	4,151	—
Adjusted weighted-average shares outstanding, diluted	261,969	170,224
Basic earnings (loss) per common share	$0.36	$(2.30)
Diluted earnings (loss) per common share	$0.35	$(2.30)
Excluded from the computation of diluted earnings (loss) per common share due to their anti-dilutive effect were 1.4 million and 4.9 million outstanding securities granted under the Omnibus Plan for the three months ended March 31, 2021 and 2020, respectively.
Dividends Paid Per Share
The dividend for each of the first quarter of 2021 and 2020 was one cent per common share.

14.    Derivative Instruments
The USSE segment uses foreign exchange forward sales contracts (foreign exchange forwards) to exchange euros for U.S. dollars (USD), our Flat-Rolled segment used foreign exchange forwards to exchange USD for Canadian dollars and our Mini Mill segment uses foreign exchange forwards to exchange USD for euros. All of our foreign exchange forwards have maturities no longer than 16 months and are used to mitigate the risk of foreign currency exchange rate fluctuations and manage our foreign currency requirements. The USSE and Flat-Rolled segments use hedge accounting for their foreign exchange forwards. The Mini Mill segment has not elected hedge accounting; therefore, the changes in the fair value of their foreign exchange forwards are recognized immediately in the Condensed Consolidated Statements of Operations (mark-to-market accounting).

The Flat-Rolled and USSE segments also use financial swaps to protect from the commodity price risk associated with purchases of natural gas, zinc, tin and electricity (commodity purchase swaps). We elected cash flow hedge accounting for Flat-Rolled commodity purchase swaps for natural gas, zinc and tin and use mark-to-market accounting for electricity swaps used in our domestic operations and for commodity purchase swaps used in our European operations. The maximum derivative contract duration for commodity purchase swaps where hedge accounting was elected and was not elected is nine months and 33 months, respectively.

The Flat-Rolled and Mini-Mill segments have entered into financial swaps that are used to partially manage the sales price risk of certain hot-rolled coil sales (sales swaps). The Flat-Rolled segment uses hedge accounting for its sales swaps and the Mini Mill segment uses mark-to-market accounting for its sales swaps. Sales swaps have maturities of up to nine months.

For further details about our derivative instruments see Note 16 of the United States Steel Corporation Annual Report on Form 10-K for the fiscal year-ended December 31, 2020.
The table below shows the outstanding swap quantities used to hedge forecasted purchases and sales as of March 31, 2021 and March 31, 2020:

Hedge Contracts	Classification	March 31, 2021	March 31, 2020
Natural gas (in mmbtus)	Commodity purchase swaps	26,223,000	52,464,000
Tin (in metric tons)	Commodity purchase swaps	1,555	870
Zinc (in metric tons)	Commodity purchase swaps	19,021	21,044
Electricity (in megawatt hours)	Commodity purchase swaps	1,074,720	1,024,000
Hot-rolled coils (in tons)	Sales swaps	192,720	—
Foreign currency (in millions of euros)	Foreign exchange forwards	€237	€259
Foreign currency (in millions of dollars)	Foreign exchange forwards	$9	$—
Foreign currency (in millions of CAD)	Foreign exchange forwards	$—	$23

There were $13 million and $5 million in accounts receivable and $78 million and $54 million in accounts payable recorded for derivatives designated as hedging instruments as of March 31, 2021 and December 31, 2020, respectively. Amounts recorded in long-term asset and long-term liability accounts for derivatives were not material as of March 31, 2021 and December 31, 2020. Accounts payable recorded in the Condensed Consolidated Balance sheet for derivatives not designated as hedging instruments was $9 million as of March 31, 2021 and was immaterial as of December 31, 2020.

The table below summarizes the effect of hedge accounting on AOCI and amounts reclassified from AOCI into earnings for the three months ended March 31, 2021 and 2020:

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Location of Reclassification from AOCI (a)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Sales swaps	$(44)	$—	Net sales	$(10)	$—
Commodity purchase swaps	10	(8)	Cost of sales (b)	(1)	(8)
Foreign exchange forwards	19	5	Cost of sales	(5)	—
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items resulting in immaterial ineffectiveness.
(b) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.

At current contract values, $7 million currently in AOCI as of March 31, 2021 will be recognized as a decrease in cost of sales over the next year and $71 million currently in AOCI as of March 31, 2021 will be recognized as a decrease in net sales over the next year.
The loss recognized for sales swaps where hedge accounting was not elected was $9 million and was recognized in cost of sales for the three month period ended March 31, 2021. The loss recognized for sales swaps where hedge accounting was not elected was not material for the three month period ended March 31, 2020.

15.    Debt

(In millions)	Issuer/Borrower	Interest Rates %	Maturity	March 31, 2021	December 31, 2020
2037 Senior Notes	U. S. Steel	6.650	2037	350	350
2029 Senior Secured Notes	Big River Steel	6.625	2029	900	—
2029 Senior Notes	U. S. Steel	6.875	2029	750	—
2026 Senior Notes	U. S. Steel	6.250	2026	618	650
2026 Senior Convertible Notes	U. S. Steel	5.000	2026	350	350
2025 Senior Notes	U. S. Steel	6.875	2025	731	750
2025 Senior Secured Notes	U. S. Steel	12.000	2025	—	1,056
Arkansas Teacher Retirement System Notes Payable	Big River Steel	5.500 - 7.750	2023	106	—
Export-Import Credit Agreement	U. S. Steel	Variable	2021	—	180
Environmental Revenue Bonds	U. S. Steel	4.125 - 6.750	2024 - 2050	717	717
Environmental Revenue Bonds	Big River Steel	4.500 - 4.750	2049	752	—
Finance leases and all other obligations	U. S. Steel	Various	2021 - 2029	80	81
Finance leases and all other obligations	Big River Steel	Various	2021 - 2031	119	—
Export Credit Agreement (ECA)	U. S. Steel	Variable	2031	136	113
Credit Facility Agreement, $2.0 billion	U. S. Steel	Variable	2024	—	500
Big River Steel ABL Facility, $350 million	Big River Steel	Variable	2022	30	—
USSK Credit Agreement	U. S. Steel Kosice	Variable	2023	205	368
USSK Credit Facilities	U. S. Steel Kosice	Variable	2021	—	—
Total Debt				5,844	5,115
Less unamortized discount, premium, and debt issuance costs				12	228
Less short-term debt and long-term debt due within one year				45	192
Long-term debt				$5,787	$4,695
To the extent not otherwise discussed below, information concerning the senior notes and other listed obligations can be found in Note 17 of the audited financial statements in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Senior Secured Notes, Senior Notes and Export-Import Credit Agreement Repayments
The following debt repayments occurred during the three month period ended March 31, 2021:
•In January and February 2021, U. S. Steel voluntarily repaid in full all of the remaining outstanding principal of approximately $180 million and accrued interest under the Export-Import Credit Agreement. There were approximately $3 million in non-cash debt extinguishment costs associated with the repayment. The Export-Import Credit Agreement and related security interests were terminated in conjunction with the payment in full. No early termination penalties applied with respect to the prepayment.
•In March 2021, U. S. Steel completed an optional full redemption of its outstanding 12.000% Senior Secured Notes due 2025 for an aggregate principal amount of approximately $1.056 billion. There were redemption premiums and unamortized discount and debt issuance write-offs of approximately $181 million and $71 million, respectively related to the repayment.
•In March 2021, U. S. Steel completed open market repurchases of approximately $32 million and $19 million of aggregate principal of its 6.250% Senior Notes due 2026 and its 6.875% Senior Notes due 2025, respectively.

2029 Senior Notes
On February 11, 2021, U. S. Steel issued $750 million aggregate principal amount of 6.875% Senior Notes due 2029 (2029 Senior Notes). U. S. Steel received net proceeds of approximately $739 million after fees of approximately $11 million related to underwriting and third party expenses. The net proceeds from the issuance of the 2029 Senior Notes, together with the proceeds of our recent common stock issuance were used to redeem all of our outstanding 2025 Senior Secured Notes as discussed above. See Note 22 for further details regarding our recent common stock issuance. The 2029 Senior Notes will pay interest semi-annually in arrears on March 1 and September 1 of each year beginning on September 1, 2021, and will mature on March 1, 2029, unless earlier redeemed or repurchased.

On and after March 1, 2024, the Company may redeem the 2029 Senior Notes at its option, at any time in whole or from time to time in part, upon not less than 15 nor more than 60 days’ notice, at the redemption prices (expressed in percentages of principal amount) listed below, plus accrued and unpaid interest on the 2029 Senior Notes, if any, to, but excluding, the applicable redemption date, if redeemed during the twelve-month period beginning on March 1 of each of the years indicated below.

Year	Redemption Price
2024	103.438%
2025	101.719%
2026 and thereafter	100.000%

At any time prior to March 1, 2024, U. S. Steel may also redeem the 2029 Senior Notes, at our option, in whole or in part, or from time to time, at a price equal to the greater of 100 percent of the principal amount of the 2029 Senior Notes to be redeemed, or the sum of the present value of the redemption price of the 2029 Senior Notes if they were redeemed on March 1, 2024 plus interest payments due through March 1, 2024 discounted to the date of redemption on a semi-annual basis at the applicable treasury yield, plus 50 basis points and accrued and unpaid interest, if any.

At any time prior to March 1, 2024 we may also purchase up to 35% of the original aggregate principal amount of the 2029 Senior Notes at 106.875%, plus accrued and unpaid interest, if any, up to, but excluding the applicable date of redemption, with proceeds from equity offerings.

Similar to our other senior notes, the indenture governing the 2029 Senior Notes restricts our ability to create certain liens, to enter into sale leaseback transactions and to consolidate, merge, transfer or sell all, or substantially all of our assets. It also contains provisions requiring that U. S. Steel make an offer to purchase the 2029 Senior Notes from holders upon a change of control under certain specified circumstances, as well as other customary provisions.

2029 Senior Secured Notes
On September 18, 2020, Big River Steel's indirect subsidiaries, Big River Steel LLC and BRS Finance Corp. (the "Issuers"), issued $900 million in aggregate principal amount of 6.625% Senior Secured Notes (Green Bonds) (2029 Senior Secured Notes). The 2029 Senior Secured Notes pay interest semi-annually in arrears on January 31 and July 31 of each year and will mature on January 31, 2029, unless earlier redeemed or repurchased.

On and after September 15, 2023, Big River Steel LLC may redeem the 2029 Senior Secured Notes at its option, at any time in whole or from time to time in part, at the redemption prices (expressed in percentages of principal amount) listed below, plus accrued and unpaid interest on the Notes, if any, to, but excluding, the applicable redemption date, if redeemed during the twelve-month period beginning on September 15 of each of the years indicated below.

Year	Redemption Price
2023	103.313%
2024	101.656%
2025 and thereafter	100.000%

The obligations under the 2029 Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a secured basis by the Issuers’ parent company, BRS Intermediate Holdings LLC (“BRS Intermediate”), which is a direct subsidiary of Big River Steel, and by all future direct and indirect wholly owned domestic subsidiaries of the Issuers. Additionally, the 2029 Senior Secured Notes and related guarantees are secured by (i) first priority liens on most of the tangible and intangible assets of the Issuers and the guarantors and all of the equity interests of the Issuers held by BRS Intermediate (shared in equal priority with each other pari passu lien secured party) (ii) and second priority liens on accounts receivable, inventory and certain other related assets of the Issuers and the guarantors (shared in equal priority with each other pari passu lien secured party).

If the Issuers or BRS Intermediate experience specified change in control events the Issuers must make an offer to purchase the 2029 Senior Secured Notes. If the Issuers sell assets under specified circumstances, the Issuers must make an offer to purchase the 2029 Senior Secured Notes at a price equal to 100% of the aggregate principal amount plus accrued and unpaid interest. The Indenture also limits the ability of the Issuers and their restricted subsidiaries to: incur or guarantee additional indebtedness; pay dividends and make other restricted payments; make investments; consummate certain asset sales; engage in transactions with affiliates; grant or assume liens; and consolidate, merge or transfer all or substantially all of their assets. The Indenture also includes other customary events of default.

Big River Steel Environmental Revenue Bonds - Series 2019
On May 31, 2019, Arkansas Development Finance Authority (ADFA) issued $487 million of tax-exempt bonds and loaned 100% of the proceeds to Big River Steel LLC under a bond financing agreement to finance the expansion of Big River Steel's electric arc furnace steel mill and fund the issuance cost of the bonds (2019 ADFA Bonds). The 2019 ADFA Bonds accrue interest at the rate of 4.50% per annum payable semiannually on March 1 and September 1 of each year with a final maturity of September 1, 2049.

The 2019 ADFA Bonds are subject to optional redemption during the periods and at the redemption prices shown below plus, in each case, accrued interest.

Year	Redemption Price
September 1, 2026 to August 31, 2027	103%
September 1, 2027 to August 31, 2028	102%
September 1, 2028 to August 31, 2029	101%
On and after September 1, 2029	100%
Prior to September 1, 2026, the 2019 ADFA Bonds are not redeemable.

The 2019 ADFA Bonds are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by first priority liens on most of the tangible and intangible assets and second priority liens on accounts receivable, inventory and certain other related assets of BRS Intermediate and by all future direct and indirect wholly owned domestic subsidiaries of the Issuers.

The 2019 ADFA Bonds are subject to certain mandatory sinking fund redemption provisions beginning in 2040, as well as extraordinary mandatory redemption, at a redemption price equal to 100% of the principal amount thereof plus accrued interest to the date fixed for redemption, from surplus funds at the earlier of the completion of the tax-exempt project or expiration of a certain period for construction financings, and upon an event of taxability. The 2019 ADFA Bonds are subject to substantially similar asset sale offer and change of control offer provisions, affirmative and negative covenants, events of default and remedies as the Indenture governing the 2029 Senior Secured Notes.

Big River Steel Environmental Revenue Bonds - Series 2020
On September 10, 2020, ADFA issued $265 million of tax-exempt bonds with a green bond designation and loaned 100% of the proceeds to Big River Steel LLC under a bond financing agreement to finance or refinance the expansion of Big River Steel's electric arc furnace steel mill and fund the issuance cost of the bonds (2020 ADFA Bonds). The 2020 ADFA Bonds accrue interest at 4.75% per annum payable semi-annually on March 1 and September 1 of each year with final maturity on September 1, 2049.

The 2020 ADFA Bonds are subject to optional redemption during the periods and at the redemption prices shown below, plus, in each case accrued interest.

Year	Redemption Price
September 1, 2027 to August 31, 2028	103%
September 1, 2028 to August 31, 2029	102%
September 1, 2029 to August 31, 2030	101%
On and after September 1, 2030	100%

At any time prior to September 1, 2027, Big River Steel LLC may also redeem the 2020 ADFA Bonds, at its option, in whole or in part, or from time to time, at a price equal to the greater of 100 percent of the principal amount of the 2020 ADFA Bonds to be redeemed, or the present value of the redemption price of the 2020 ADFA Bonds if they were redeemed on September 1, 2027 plus interest payments due through September 1, 2027 discounted to the date of redemption on a semi-annual basis at the applicable tax exempt municipal bond rate and accrued and unpaid interest to the date fixed for redemption.

The 2020 ADFA Bonds are fully and unconditionally guaranteed, jointly and severally, on a secured basis by certain of Big River Steel's subsidiaries and subject to first priority liens and second priority liens on certain Big River Steel collateral.

The 2020 ADFA Bonds are subject to substantially similar asset sale offer and change of control offer provisions, affirmative and negative covenants, events of default and remedies as the Indenture governing the 2029 Senior Secured Notes.

Arkansas Teacher Retirement System Notes Payable
Big River Steel entered into three financing agreements with the Arkansas Teacher Retirement System during 2018 and 2019. The interest rates on the notes range from 5.50% to 7.75% at present. Interest on these agreements may be paid-in-kind through the respective dates of maturity and therefore requires no interim debt service by Big River Steel prior to the date of maturity or early repayment, as the case may be. Big River Steel may prepay amounts owed under these agreements at any time without penalty. One such agreement has the benefit of a pledge of future income streams generated through an anticipated monetization of recycling tax credits provided by the State of Arkansas in conjunction with the expansion of Big River Steel. As of March 31, 2021, the outstanding balance for these financing agreements was $106 million.

Big River Steel ABL Facility
On August 23, 2017, subsidiaries of Big River Steel entered into a senior secured asset-based revolving credit facility and subsequently amended such facility (Big River Steel ABL Facility) by entering into the First Amendment to the Big River Steel ABL Credit Agreement, dated as of September 10, 2020. The Big River Steel ABL Facility is secured by first-priority liens on accounts receivable and inventory and certain other assets and second priority liens on most tangible and intangible assets of Big River Steel in each case subject to permitted liens.

The Big River Steel ABL Facility provides for borrowings for working capital and general corporate purposes in an amount equal up to the lesser of (a) $350 million and (b) a borrowing base calculated based on specified percentages of eligible accounts receivables and inventory, subject to certain adjustments and reserves. The Big River Steel ABL Facility matures on August 23, 2022. The outstanding principal balance was $30 million at March 31, 2021. Availability under the Big River Steel ABL Facility, pursuant to the available borrowing base was $251 million at March 31, 2021.

The Big River Steel ABL Facility provides for borrowings at interest rates based on defined, short-term market rates plus a spread based on availability. The Big River Steel ABL Facility also requires a commitment fee on the unused portion of the Big River Steel ABL Facility, determined quarterly based on Big River Steel LLC's utilization levels.

Big River Steel LLC must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent twelve consecutive months when availability under the Big River Steel ABL Facility is less than the greater of ten percent of the borrowing base availability and $13 million. Based on the most recent four quarters as of March 31, 2021, Big River steel would have met the fixed charge coverage ratio test. The Big River Steel ABL Facility includes affirmative and negative covenants that are customary for facilities of this type. The Big River Steel ABL Facility also includes customary events of default.

Credit Facility Agreement
As of March 31, 2021, there were approximately $5 million of letters of credit issued, and no loans drawn under the $2.0 billion Fifth Amended and Restated Credit Facility Agreement (Credit Facility Agreement). U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of ten percent of the total aggregate commitments and $200 million. Based on the most recent four quarters as of March 31, 2021, the Company would not have met the fixed charge coverage ratio test; therefore, the amount available to the Company under this facility is effectively reduced by $200 million. In addition, since the value of our inventory and trade accounts receivable less specified reserves calculated in accordance with the Credit Facility Agreement do not support the full amount of the facility at March 31, 2021, the amount available to the Company under this facility was further reduced by $252 million. The availability under the Credit Facility Agreement was $1.543 billion as of March 31, 2021.

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

On September 30, 2020, U. S. Steel entered into Amendment No. 1 to the Credit Facility Agreement to permit U. S. Steel and United States Steel International Inc. to enter into, and grant the applicable collateral pursuant to, the Export-Import Credit Agreement.

On March 26, 2021, U. S. Steel entered into an Amendment No. 2 to the Credit Facility Agreement to change certain procedures related to letters of credit issued under the Credit Facility Agreement, and to modify certain collateral eligibility criteria.

U. S. Steel Košice (USSK) Credit Facilities
At March 31, 2021, USSK had borrowings of €175 million (approximately $205 million) under its €460 million (approximately $539 million) revolving credit facility (USSK Credit Agreement). The USSK Credit Agreement expires in September 2023. The USSK Credit Agreement contains certain USSK specific financial covenants including a minimum stockholders' equity and subordinated debt to assets ratio and net debt to EBITDA ratio. The covenants are measured semi-annually at June and December each year for the period covering the last twelve calendar months, with the first net debt to EBITDA measurement occurring at June 2021. USSK must maintain a net debt to EBITDA ratio of less than 6.5 as of June 30, 2021 and 3.5 for semi-annual measurements starting December 31, 2021. If covenant compliance requirements are not met and the covenants are not amended or waived, noncompliance may result in an event of default, in which case USSK may not draw upon the facility, and the majority lenders, as defined in the USSK Credit Agreement, may cancel any and all commitments, and/or accelerate full repayment of any or all amounts outstanding under the USSK Credit Agreement. An event of default under the USSK Credit Agreement could also result in an event of default under the Credit Facility Agreement.

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

At March 31, 2021, USSK had no borrowings under its €20 million and €10 million credit facilities (collectively, approximately $35 million) and the availability was approximately $28 million due to approximately $7 million of customs and other guarantees outstanding.
Each of these facilities bear interest at the applicable inter-bank offer rate plus a margin and contain customary terms and conditions.
Change in control event
If there is a change in control of U. S. Steel, the following may occur: (a) debt obligations totaling $4,112 million as of March 31, 2021 may be declared due and payable; and (b) substantially all of our debt arrangements may be terminated and any amounts declared due and payable. If there is a future change in control of either Big River Steel or USSK, debt obligations of $956 million and $205 million as of March 31, 2021 may be declared due and payable, respectively.

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
Big River Steel
On October 31, 2019, a wholly owned subsidiary of U. S. Steel purchased a 49.9% ownership interest in Big River Steel. The transaction included a call option (U. S. Steel Call Option) to acquire the remaining equity interest within the next four years at an agreed-upon price formula. The investment purchase included other options that were marked to fair value during 2020. The net change in fair value of the options during the three months ended March 31, 2020 resulted in an $11 million decrease to other financial costs. When the U. S. Steel Call Option was exercised on December 8, 2020, the other options were legally extinguished and a new contingent forward asset was recorded for $11 million. As the contingent forward was a contract to purchase a business, it was no longer considered a derivative subject to ASC 815, Derivative Instruments and Hedging Activities, and was not subject to subsequent fair value adjustments. The contingent forward asset was removed with the recognition of the gain on the previously held investment in Big River Steel when the purchase of the remaining interest closed on January 15, 2021. See Note 20 in the Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2020 and Note 5 for further details.

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

Stelco Option for Minntac Mine Interest
On April 30, 2020 (the Effective Date), the Company entered into an Option Agreement with Stelco, Inc. (Stelco), that grants Stelco the option to purchase a 25 percent interest (the Option Interest) in a to-be-formed entity (the Joint Venture) that will own the Company’s current iron ore mine located in Mt. Iron, Minnesota (the Minntac Mine). As consideration for the Option, Stelco paid the Company an aggregate amount of $100 million in five $20 million installments, which began on the Effective Date and ended on December 31, 2020 and are recorded net of transaction costs in noncontrolling interest in the Condensed Consolidated Balance Sheet. In the event Stelco exercises the option, Stelco will contribute an additional $500 million to the Joint Venture, which amount shall be remitted solely to U. S. Steel in the form of a one-time special distribution, and the parties will engage in good faith negotiations to finalize the master agreement (pursuant to which Stelco will acquire the Option Interest) and the limited liability company agreement of the Joint Venture.
The following table summarizes U. S. Steel’s financial liabilities that were not carried at fair value at March 31, 2021 and December 31, 2020. The fair value of long-term debt was determined using Level 2 inputs.

	March 31, 2021		December 31, 2020
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Short-term and long-term debt (a)	$6,196	$5,527	$5,323	$4,806
(a) Excludes finance lease obligations.

17.    Statement of Changes in Stockholders’ Equity

The following table reflects the first three months of 2021 and 2020 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Three Months Ended March 31, 2021 (In millions)	Total	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,879	$(623)	$(47)	$229	$(175)	$4,402	$93
Comprehensive income (loss):
Net earnings	91	91	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	24	—	24	—	—	—	—
Currency translation adjustment	(47)	—	(47)	—	—	—	—
Derivative financial instruments	(20)	—	(20)	—	—	—	—
Employee stock plans	6	—	—	2	(7)	11	—
Common Stock Issued	790	—	—	48	—	742	—
Dividends paid on common stock	(3)	—	—	—	—	(3)	—
Balance at March 31, 2021	$4,720	$(532)	$(90)	$279	$(182)	$5,152	$93

Three Months Ended March 31, 2020 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$4,093	$544	$(478)	$179	$(173)	$4,020	$1
Comprehensive income (loss):
Net loss	(391)	(391)	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	52	—	52	—	—	—	—
Currency translation adjustment	(23)	—	(23)	—	—	—	—
Derivative financial instruments	(5)	—	(5)	—	—	—	—
Employee stock plans	2	—	—	—	(2)	4	—
Dividends paid on common stock	(2)	(2)	—	—	—	—	—
Balance at March 31, 2020	$3,726	$151	$(454)	$179	$(175)	$4,024	$1

18.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions)	Pension and Other Benefit Items	Foreign Currency Items	Unrealized Gain (Loss) on Derivatives	Total
Balance at December 31, 2020	$(458)	$449	$(38)	$(47)
Other comprehensive income (loss) before reclassifications	—	(47)	(34)	(81)
Amounts reclassified from AOCI (a)	24	—	14	38
Net current-period other comprehensive income (loss)	24	(47)	(20)	(43)
Balance at March 31, 2021	$(434)	$402	$(58)	$(90)

Balance at December 31, 2019	$(843)	$381	$(16)	$(478)
Other comprehensive income (loss) before reclassifications	7	(23)	(17)	(33)
Amounts reclassified from AOCI (a)	45	—	12	57
Net current-period other comprehensive income (loss)	52	(23)	(5)	24
Balance at March 31, 2020	$(791)	$358	$(21)	$(454)
(a)See table below for further details.

	Amount reclassified from AOCI (a)
	Three Months Ended March 31,
Details about AOCI components (in millions)	2021	2020
Amortization of pension and other benefit items
Prior service costs (a)	$(7)	$(2)
Actuarial losses (a)	31	32
UPI Purchase Accounting Adjustment	—	23
Total pensions and other benefits items	24	53
Derivative reclassifications to Condensed Consolidated Statements of Operations	15	12
Total before tax	39	65
Tax provision	(1)	(8)
Net of tax	$38	$57
(a)These AOCI components are included in the computation of net periodic benefit cost (see Note 10 for additional details).

19.    Transactions with Related Parties
Related party sales and service transactions are primarily related to equity investees and were $295 million and $351 million for the three months ended March 31, 2021 and 2020.
Accounts payable to related parties include balances due to PRO-TEC Coating Company, LLC (PRO-TEC) of $124 million and $86 million at March 31, 2021 and December 31, 2020, respectively for invoicing and receivables collection services provided by U. S. Steel on PRO-TEC's behalf. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $2 million and $19 million for the periods ending March 31, 2021 and December 31, 2020, respectively.
Purchases from related parties for outside processing services provided by equity investees amounted to $20 million and $28 million for the three months ended March 31, 2021 and 2020, respectively. Purchases of iron ore pellets from related parties amounted to $24 million and $18 million for the three months ended March 31, 2021 and 2020, respectively.

Upon the acquisition of Big River Steel on January 15, 2021, there were related party payables of approximately $27 million for steel substrate sales from Big River Steel to U. S. Steel. After the acquisition, the related party payables became intercompany payables that are eliminated in consolidation.

Upon the acquisition of UPI on February 29, 2020 there were $135 million of related party receivables for prior sales of steel substrate from U. S. Steel to UPI. After the acquisition, the related party receivables became intercompany receivables that are eliminated in consolidation.

20.    Restructuring and Other Charges
During the three months ended March 31, 2021, the Company recorded insignificant restructuring and other charges of $6 million. Cash payments were made related to severance and exit costs of approximately $29 million.
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
The activity in the accrued balances incurred in relation to restructuring programs during the three months ended March 31, 2021 were as follows:

(In millions)	Employee Related Costs	Exit Costs	Non-cash Charges	Total
Balance at December 31, 2020	$51	$126	$—	$177
Additional charges	3	2	1	6
Cash payments/utilization	(12)	(17)	(1)	(30)
Balance at March 31, 2021	$42	$111	$—	$153

Accrued liabilities for restructuring programs are included in the following balance sheet lines:

(In millions)	March 31, 2021	December 31, 2020
Accounts payable	$37	$34
Payroll and benefits payable	20	29
Employee benefits	22	22
Deferred credits and other noncurrent liabilities	74	92
Total	$153	$177

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
Asbestos matters – As of March 31, 2021, U. S. Steel was a defendant in approximately 895 active cases involving approximately 2,485 plaintiffs. The vast majority of these cases involve multiple defendants. About 1,550, or approximately 62 percent, of these plaintiff claims are currently pending in a jurisdiction which permits filings with massive numbers of plaintiffs. At December 31, 2020, U. S. Steel was a defendant in approximately 855 cases involving approximately 2,445 plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

The following table shows the number of asbestos claims in the current period and the prior three years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved (a)	New Claims	Closing Number of Claims
December 31, 2018	3,315	1,285	290	2,320
December 31, 2019	2,320	195	265	2,390
December 31, 2020	2,390	240	295	2,445
March 31, 2021	2,445	35	75	2,485
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
Further, U. S. Steel does not believe that an accrual for unasserted claims is required. At any given reporting date, it is probable that there are unasserted claims that will be filed against the Company in the future. In 2020 and 2019, the Company engaged an outside valuation consultant to assist in assessing its ability to estimate an accrual for unasserted claims. This assessment was based on the Company's settlement experience, including recent claims trends. The analysis focused on settlements made over the last several years as these claims are likely to best represent future claim characteristics. After review by the valuation consultant and U. S. Steel management, it was determined that the Company could not estimate an accrual for unasserted claims.
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

(In millions)	Three Months Ended March 31, 2021
Beginning of period	$146
Accruals for environmental remediation deemed probable and reasonably estimable	2
Obligations settled	(5)
End of period	$143
Accrued liabilities for remediation activities are included in the following Condensed Consolidated Balance Sheet lines:

(In millions)	March 31, 2021	December 31, 2020
Accounts payable and other accrued liabilities	$43	$43
Deferred credits and other noncurrent liabilities	100	103
Total	$143	$146
Expenses related to remediation are recorded in cost of sales and were immaterial for both the three-month periods ended March 31, 2021 and March 31, 2020. It is not currently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 20 to 30 percent.
Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, the Company categorizes projects as follows:

(1)Projects with Ongoing Study and Scope Development - Projects which are still in the development phase. For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are four environmental remediation projects where additional costs for completion are not currently estimable, but could be material. These projects are at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI), and the former steelmaking plant at Joliet, Illinois. As of March 31, 2021, accrued liabilities for these projects totaled $1 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $22 million to $36 million.
(2)Significant Projects with Defined Scope - Projects with significant accrued liabilities with a defined scope. As of March 31, 2021, there are four significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $85 million. These projects are Gary Resource Conservation and Recovery Act (RCRA) (accrued liability of $25 million), the former Geneva facility (accrued liability of $20 million), the Cherryvale zinc site (accrued liability of $5 million) and the former Duluth facility St. Louis River Estuary (accrued liability of $35 million).
(3)Other Projects with a Defined Scope - Projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are three other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at March 31, 2021 was $5 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.
The remaining environmental remediation projects each have an accrued liability of less than $1 million each. The total accrued liability for these projects at March 31, 2021 was approximately $3 million. The Company does not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $23 million at March 31, 2021 and were based on known scopes of work.
Administrative and Legal Costs – As of March 31, 2021, U. S. Steel had an accrued liability of $13 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to comply with various regulations, laws and other requirements relating to the environment. In the first three months of 2021 and 2020, such capital expenditures totaled $3 million and $4 million, respectively. U. S. Steel anticipates making additional such expenditures in the future, which may be material; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
EU Environmental Requirements - Under the EU Emissions Trading System (EU ETS), USSE's final allocation for the Phase III period, which covered the years 2013 through 2020 was 48 million European Union Allowances (EUA). During the years 2017 - 2020 we purchased approximately 12.3 million EUA totaling €141 million (approximately $165 million) to cover the Phase III period shortfall of EUA.
Phase IV commenced on 1 January 2021 and will finish on 31 December 2030. The decision on USSE’s free allocation for the first five years of the Phase IV period is expected by the end of June 2021. In the fourth quarter of 2020 USSE started with purchases of EUA for Phase IV period. As of March 31, 2021, we have pre-purchased approximately 1.6 million EUA totaling €38 million (approximately $46 million).
The EU’s Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to comply with or go beyond BAT requirements were €138 million (approximately $162 million) over the actual program period. These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. USSK complied with these covenants as of March 31, 2021. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g. bank guarantee) to secure 50 percent of the EU funding received.
Environmental indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were divested. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties divested and deconsolidated. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $143 million of accrued liabilities for remediation discussed above), there are no other known probable and estimable environmental liabilities related to these transactions.

Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $7 million at March 31, 2021.
Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $22 million at March 31, 2021). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $220 million as of March 31, 2021, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by the Credit Facility Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $129 million and $133 million at March 31, 2021 and December 31, 2020, respectively.
Capital Commitments – At March 31, 2021, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $588 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2021	2022	2023	2024	2025	Later Years	Total
$865	$1,076	$453	$215	$188	$836	$3,633
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, and certain energy and utility services with terms ranging from two to 15 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of March 31, 2021, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $103 million.
Total payments relating to unconditional purchase obligations were $200 million and $168 million for the three months ended March 31, 2021 and 2020, respectively.

22.    Common Stock Issued
During February 2021, we issued 48,300,000 shares of common stock for net proceeds of approximately $791 million.

23.    Subsequent Events

Mon Valley Works Endless Casting and Rolling Project
On April 12, 2021, United States Steel Corporation entered into a Notice and Acknowledgement with the Export Credit Agreement (ECA) lender, facility agent and ECA agent, KFW IPEX-BANK GMBH to acknowledge that the previously announced endless casting and rolling project at Mon Valley Works would no longer be pursued and the associated equipment for the project is now being evaluated for other uses. Use of the Export Credit Agreement for further equipment purchases is also being evaluated. As of March 31, 2021, U. S. Steel has capitalized approximately $200 million related to the project. At this time, we do not expect that these actions will have a material impact on our operations or financial results.

Debt Repayments
The following debt repayments occurred after March 31, 2021:
•During April 2021, U. S. Steel completed open market repurchases of approximately $18 million and $14 million of aggregate principal of its 6.250% Senior Notes due 2026 and its 6.875% Senior Notes due 2025, respectively.
•During April 2021, payments of €50 million (approximately $60 million) were made on the USSK Credit Facility.
•On April 30, 2021, a payment of approximately $30 million was made on the Big River Steel ABL Facility.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
U. S. Steel's results in the three months ended March 31, 2021 compared to the same period in 2020, across the reportable segments, benefited from improving business conditions despite continued challenges presented by the COVID-19 pandemic. Flat-Rolled results improved due to higher steel demand across most consumer and manufacturing industries, pushing both spot and contract prices higher. In Mini Mill, with the acquisition of Big River Steel on January 15, 2021, results were added for the first time in the first quarter of 2021. USSE results improved due to stronger performance of the manufacturing and construction sectors and higher selling prices though continued high levels of imports persist. In Tubular, net sales decreased as disruptions in the oil and gas industry continue to create significant reductions of drilling activity in the U.S and continued high levels of energy tubular imports persist.

Net sales by segment for the months ended March 31, 2021 and 2020 are set forth in the following table:

	Three Months Ended March 31,
(Dollars in millions, excluding intersegment sales)	2021	2020	% Change
Flat-Rolled Products (Flat-Rolled)	$2,272	$1,974	15%
Mini Mill (a)	450	—	100%
U. S. Steel Europe (USSE)	798	505	58%
Tubular Products (Tubular)	134	255	(47)%
Total sales from reportable segments	3,654	2,734	34%
Other	10	14	(29)%
Net sales	$3,664	$2,748	33%
(a) Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended March 31, 2021 versus the three months ended March 31, 2020 is set forth in the following table:

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Other (c)	Net Change
Flat-Rolled	(6)%	17%	3%	—%	1%	15%
Mini Mill (d)	n/a	n/a	n/a	n/a	n/a	n/a
USSE	30%	19%	(3)%	12%	—%	58%
Tubular	(51)%	—%	3%	—%	1%	(47)%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
(c) Primarily of sales of raw materials and coke making by-products
(d) Not applicable (n/a), Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.

Net sales for the three months ended March 31, 2021 compared to the same period in 2020 were $3,664 million and $2,748 million, respectively.
•For the Flat-Rolled segment the increase in sales primarily resulted from higher realized prices ($177 per ton) across all products, partially offset by decreased shipments (177 thousand tons) notably for hot-rolled products.
•For the USSE segment the increase in sales resulted from increased shipments (242 thousand tons) predominantly for hot-rolled products and higher average realized prices ($137 per net ton) across all products.
•For the Tubular segment the decrease in sales primarily resulted from decreased shipments (98 thousand tons) across all products.

Selling, general and administrative expenses

Selling, general and administrative expenses were $96 million and $72 million in the three months ended March 31, 2021 and 2020. The increase in expenses in the three months ended March 31, 2021 versus the same period in 2020 primarily resulted from the addition of Big River Steel with the purchase of its remaining equity interest and increased profit-based payments.

Restructuring and other charges
During the three months ended March 31, 2021 and 2020, the Company recorded restructuring and other charges of $6 million and $41 million, respectively. See Note 20 to the Condensed Consolidated Financial Statements for further details.

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

On January 15, 2021, the Company completed a significant step in this transformation with the acquisition of the remaining equity interest in Big River Steel for approximately $625 million in cash net of $36 million and $62 million in cash and restricted cash received, respectively, and the assumption of liabilities of approximately $50 million. The results of Big River Steel are reflected within the new Mini Mill segment. The acquisition of Big River Steel increased U. S. Steel's annual raw steel production capability by 3.3 million net tons to 26.2 million net tons. The Mini Mill segment has two electric arc furnaces (EAFs), two ladle metallurgical furnace stations (LMFs), a Ruhrstahl Heraeus degasser, two continuous slab casters, a pickle line tandem cold mill, batch annealing, a temper mill and a galvanizing line. Big River Steel commenced commercial production on the second EAF during the fourth quarter of 2020, doubling its raw steel production capacity.

In addition to the investment in Big River Steel, the Company has identified other core assets for investment as part of its Best of Both strategy.

The Company expects to invest approximately $550 million, of which approximately 50 percent has already been spent, to upgrade the Gary Works hot strip mill through a series of projects focused on expanding the line's competitive advantages. The Gary Works hot strip mill will further differentiate itself as a leader in heavy-gauge products in strategic markets. In the fourth quarter of 2020 the Company resumed certain capability upgrades after it had delayed upgrades as part of the Company's comprehensive response to impacts from COVID-19 in the first quarter of 2020. The Company will continue to evaluate the pace and timeline for completing the remaining investments in the Gary Works hot strip mill.

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

In May 2019, U. S. Steel announced that it plans to construct a new endless casting and rolling facility at its Edgar Thomson Plant in Braddock, Pennsylvania, and a cogeneration facility at its Clairton Plant in Clairton, Pennsylvania, both part of the Company's Mon Valley Works, an expected investment of at least $1.5 billion. The Company purchased certain equipment for this project before delaying groundbreaking in March 2020 in response to COVID-19. As of March 31, 2021, the Company had capitalized approximately $200 million related to the project. The Company has determined not to pursue this project and is re-evaluating uses for the already purchased equipment.

Ongoing Impact of COVID-19

In 2020 the spread of the coronavirus pandemic across the globe significantly impacted global markets and nearly every industry, U. S. Steel included. We quickly recognized the uncertainty and potential severity the pandemic would cause, and implemented our crisis response plan. Overseen by our Board of Directors, and led by our executive team, we implemented a comprehensive and adaptive response to the pandemic focused on protecting lives and livelihoods, remaining nimble to execute our strategy and supporting our customers and communities, all in line with our S.T.E.E.L. Principles: Safety First; Trust and Respect; Environmental Stewardship; Excellence and Accountability; and Lawful and Ethical Conduct. Some of the measures we continue to practice include:
•Issuing regular communications, including preventive tips, and a dedicated website for employees and their families;
•Providing employees with protective equipment, masks, and sanitizing and cleaning supplies and enhanced cleaning frequency;
•Limiting outside visitors to our facilities, restricting access for non-essential vendors, suppliers and contractors;
•Actively managing physical distancing while at work; and
•Permitting a majority of our employees in our administrative offices and headquarters to work from home.

Operating configuration adjustments

The Company also adjusted its operating configuration in response to changing market conditions including global overcapacity, unfair trade practices and increases in domestic demand as a result of tariffs on imports by indefinitely and temporarily idling and then re-starting production at certain of its facilities. U. S. Steel will continue to adjust its operating configuration in order to maximize its strategy of combining the Best of Both leading integrated and mini mill technology.

In December 2019, U. S. Steel announced that it would indefinitely idle a significant portion of Great Lakes Works due to market conditions including continued high levels of imports. The Company began idling the iron and steelmaking facilities in March 2020 and the hot strip mill rolling facility in June 2020. The carrying value of the Great Lakes Works facilities that were indefinitely idled was approximately $320 million as of March 31, 2021.

In December 2019, the Company completed the indefinite idling of its East Chicago Tin (ECT) operations within its Flat-Rolled segment. ECT was indefinitely idled primarily due to increased tin import levels in the U.S. Additionally, U. S. Steel indefinitely idled its finishing facility in Dearborn, Michigan (which operates an electrolytic galvanizing line), during the fourth quarter of 2019. The carrying value of these facilities was approximately $15 million as of March 31, 2021.

In 2020, we took actions to adjust our footprint by temporarily idling certain operations for an indefinite period to better align production with customer demand and respond to the impacts from the COVID-19 pandemic. The operations that were initially idled in 2020 and remained idle as of March 31, 2021 included:
•Blast Furnace A at Granite City Works
•Lone Star Tubular Operations
•Lorain Tubular Operations
•Wheeling Machine Products coupling production facility at Hughes Springs, Texas

As of March 31, 2021 the carrying value of the idled fixed assets for facilities noted above was: Granite City Works Blast Furnace A, $65 million; Lone Star Tubular Operations, $5 million; Lorain Tubular Operations, $70 million and Wheeling Machine Product's production facility, immaterial.

Earnings (loss) before interest and income taxes by segment is set forth in the following table:

	Three months ended March 31,		% Change
(Dollars in millions)	2021	2020
Flat-Rolled	$146	$(35)	517%
Mini Mill (a)	132	—	n/a
USSE	105	(14)	850%
Tubular	(29)	(48)	40%
Total earnings (loss) from reportable segments	354	(97)	465%
Other	8	1	700%
Segment earnings (loss) before interest and income taxes	362	(96)	477%
Items not allocated to segments:
Big River Steel - inventory step-up amortization	(24)	—
Big River Steel - unrealized losses	(9)	—
Big River Steel - acquisition costs	(9)	—
Restructuring and other charges	(6)	(41)
Gain on previously held investment in Big River Steel	111
Asset impairment charge	—	(263)
Gain on previously held investment in UPI	—	25
Total earnings (loss) before interest and income taxes	$425	$(375)	213%
(a) Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.

Segment results for Flat-Rolled

	Three months ended March 31,		% Change
	2021	2020
Earnings (loss) before interest and taxes ($ millions)	$146	$(35)	517%
Gross margin	15%	7%	8%
Raw steel production (mnt)	2,581	3,148	(18)%
Capability utilization	62%	74%	(12)%
Steel shipments (mnt)	2,332	2,509	(7)%
Average realized steel price per ton	$888	$711	25%

The increase in Flat-Rolled results for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to:
•increased average realized prices (approximately $345 million), this change was partially offset by:
•decreased shipments (approximately $15 million)
•decreased mining sales (approximately $30 million)
•higher raw material costs (approximately $20 million)
•higher energy costs (approximately $15 million)
•higher other costs, primarily variable compensation and LIFO inventory adjustments, (approximately $85 million).
Gross margin for the three months ended March 31, 2021 compared to the same period in 2020 increased primarily as a result of higher average realized prices.

Segment results for Mini Mill (a)

	Three Months Ended March 31,
	2021	2020
Earnings before interest and taxes ($ millions)	$132	$—
Gross margin	36%	—%
Raw steel production (mnt)	510	—
Capability utilization	75%	—%
Steel shipments (mnt)	447	—
Average realized steel price per ton	$967	$—
(a) Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.

Segment results for USSE

	Three Months Ended March 31,		% Change
	2021	2020
Earnings (loss) before interest and taxes ($ millions)	$105	$(14)	850%
Gross margin	17%	4%	13%
Raw steel production (mnt)	1,197	882	36%
Capability utilization	97%	71%	26%
Steel shipments (mnt)	1,043	801	30%
Average realized steel price per ($/ton)	$748	$611	22%
Average realized steel price per (€/ton)	€620	€554	12%

The increase in USSE results for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to:
•Increased average realized prices (approximately $100 million)
•increased shipments (approximately $20 million)
•strengthening of the Euro versus the U.S. dollar (approximately $25 million), these changes were partially offset by:
•higher raw material costs (approximately $20 million)
•higher other costs (approximately $5 million).
Gross margin for the three months ended March 31, 2021 compared to the same periods in 2020 increased primarily as a result of higher sales volume and higher average realized prices.

Segment results for Tubular

	Three Months Ended March 31,		% Change
	2021	2020
Loss before interest and taxes ($ millions)	$(29)	$(48)	40%
Gross margin	(11)%	(12)%	1%
Raw steel production (mnt) (a)	93	—	n/a
Capability utilization (a)	42%	—%	42%
Steel shipments (mnt)	89	187	(52)%
Average realized steel price per ton	$1,372	$1,283	7%
(a) Tubular segment raw steel added in October 2020 with the start-up of the new electric arc furnace.

The increase in Tubular results for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to:
•increased average realized prices (approximately $5 million)
•lower operating costs (approximately $10 million)
•lower other costs, primarily idled plant carrying costs, (approximately $25 million).
these changes were partially offset by:
•decreased shipments (approximately $10 million)
•higher raw material costs (approximately $10 million).
Gross margin for the three months ended March 31, 2021 compared to the same period in 2020 increased primarily as a result of the positive cost improvements from the Tubular plant idlings, partially offset by increased raw material costs.

Items not allocated to segments

•We recorded Big River Steel - inventory step-up amortization charge of $24 million in the three months ended March 31, 2021. See Note 5 to the Condensed Consolidated Financial Statements for further details.
•We recorded Big River Steel - unrealized losses of $9 million in the three months ended March 31, 2021 for the post-acquisition mark-to-market impacts of hedging instruments acquired with the purchase of the remaining equity interest in Big River Steel. See Note 14 to the Condensed Consolidated Financial Statements for further details.
•We recorded Big River Steel - acquisition costs of $9 million in the three months ended March 31, 2021.
•We recorded restructuring and other charges of $6 million in the three months ended March 31, 2021. See Note 20 to the Condensed Consolidated Financial Statements for further details.
•We recorded a gain on previously held equity investment in Big River Steel of $111 million in the three months ended March 31, 2021. See Note 5 to the Condensed Consolidated Financial Statements for further details.

Net interest and other financial costs

	Three Months Ended March 31,		% Change
(Dollars in millions)	2021	2020
Interest expense	$92	$50	(84)%
Interest income	(1)	(4)	(75)%
Loss on debt extinguishment	255	—	(100)%
Other financial cost (gains)	18	(3)	(700)%
Net periodic benefit income	(31)	(8)	288%
Total net interest and other financial costs	$333	$35	(851)%

Net interest and other financial costs increased in the three months ended March 31, 2021 as compared to the same period last year from increased interest expense due to a higher level of debt, debt retirement costs and higher other financial costs primarily from the absence of the prior year's favorable Big River Steel call and put option adjustments and foreign exchange losses, partially offset by an increase in net periodic benefit income (as discussed below).

The net periodic benefit income components of pension and other benefit costs are reflected in the table above, and increased in the three months ended March 31, 2021 as compared to the same periods last year primarily due to better than expected asset performance and lower amortization of prior service costs.
Income taxes
The income tax provision (benefit) was $1 million in the three months ended March 31, 2021 compared to $(19) million in the three months ended March 31, 2020.

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

Net earnings attributable to United States Steel Corporation were $91 million in the three months ended March 31, 2021, compared to a net loss of $391 million in the three months ended March 31, 2020. The changes primarily reflect the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $111 million for the three months ended March 31, 2021 compared to net cash used by operating activities of $142 million in the same period last year. The increase in cash from operations is primarily due to stronger financial results, partially offset by changes in working capital period over period. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.

Our cash conversion cycle for the first quarter of 2021 improved by nine days as compared to the fourth quarter of 2020 as shown below:

Cash Conversion Cycle	2021		2020
	$ millions	Days	$ millions	Days
Accounts receivable, net (a)	$1,619	32	$994	38

+ Inventories (b)	$1,750	46	$1,402	54

- Accounts Payable and Other Accrued Liabilities (c)	$2,491	63	$1,861	68

= Cash Conversion Cycle (d)		15		24
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

The last-in, first-out (LIFO) inventory method is the predominant method of inventory costing in the United States. At both March 31, 2021 and March 31, 2020, the LIFO method accounted for 51 percent and 65 percent of total inventory values, respectively. In the U.S., management monitors inventory realizability by comparing the LIFO cost of inventory with the replacement cost of inventory. To the extent the replacement cost (i.e., market value) of inventory is lower than the LIFO cost of inventory, management will write the inventory down. As of March 31, 2021, and December 31, 2020 the replacement cost of the inventory was higher by approximately $878 million and $848 million, respectively. Additionally, based on the Company’s latest internal forecasts and its inventory requirements, management does not believe there will be significant permanent LIFO liquidations that would impact earnings for the remainder of 2021.

Capital expenditures for the three months ended March 31, 2021, were $136 million, compared with $282 million in the same period in 2020. Flat-rolled capital expenditures were $74 million and included spending for Mon Valley Endless Casting and Rolling, Gary Hot Strip Mill upgrades, Mining Equipment and various other infrastructure, environmental, and strategic projects. Mini Mill capital expenditures were $36 million and primarily included spending for Phase II expansion. USSE capital expenditures of $14 million consisted of spending for Degasser improvements, Dynamo Line and various other infrastructure, and environmental projects. Tubular capital expenditures were $12 million and included spending for the Fairfield Electric Arc Furnace (EAF) project and various other infrastructure, and environmental projects.
U. S. Steel’s contractual commitments to acquire property, plant and equipment at March 31, 2021, totaled $588 million.

Net cash used by financing activities was $573 million for the three months ended March 31, 2021 compared to net cash provided of $983 million in the same period last year. The decrease was primarily due to the net change in short-term and long-term debt and revolving credit facilities, partially offset by the issuance of common stock.

The following table summarizes U. S. Steel’s liquidity as of March 31, 2021:

(Dollars in millions)
Cash and cash equivalents	$753
Amount available under $2.0 Billion Credit Facility Agreement	1,543
Amount available under Big River Steel - Revolving Line of Credit	251
Amount available under USSK credit facilities	362
Total estimated liquidity	$2,909

In the first quarter of 2021, we issued 48,300,000 shares of common stock for net proceeds of approximately $791 million and issued $750 million in aggregate principal amount of 6.875% Senior Notes due 2029 (2029 Senior Notes) for net proceeds of $739 million after transaction costs. With the common stock and 2029 Senior Notes issuance proceeds and cash on hand we fully redeemed our 12.000% Senior Secured Notes due 2025 in the aggregate principal amount of $1.056 billion plus premiums of $181 million, repaid in full our Export-Import Credit Agreement in the amount of $180 million and reduced the borrowing under our Credit Facility Agreement and USSK Facility Agreement by $500 million and $163 million, respectively. See Note 15 to the Condensed Consolidated Financial Statements for further details.

With the acquisition of Big River Steel on January 15, 2021 we assumed additional indebtedness. Below is a summary of the most significant debt acquired as of March 31, 2021. See Note 15 to the Condensed Consolidated Financial Statements for further details.
•6.625% Senior Secured Notes in the aggregate principal amount of $900 million that mature in January 2029;
•4.50% Arkansas Development Finance Authority Bonds in the aggregate principal amount of $487 million that have a final maturity in September 2049;
•4.75% Arkansas Development Finance Authority Bonds Tax Exempt Series 2020 (Green Bonds) in the aggregate principal amount of $265 million that have a final maturity in September 2049;
•Arkansas Teacher Retirement System Notes Payable in the amount of $106 million that mature in 2023;
•ABL Credit Agreement with current borrowings of $30 million and maturity in August 2022.

As of March 31, 2021, $161 million of the total cash and cash equivalents was held by foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.

On April 12, 2021, United States Steel Corporation entered into a Notice and Acknowledgement with the Export Credit Agreement (ECA) lender, facility agent and ECA agent, KFW IPEX-BANK GMBH to acknowledge that the previously announced endless casting and rolling project at Mon Valley Works would no longer be pursued and the associated equipment for the project is now being evaluated for other uses. Use of the Export-Credit Agreement for further equipment purchases is also being evaluated. As of March 31, 2021, $136 million was owed on the ECA.

Certain of our credit facilities, including the Credit Facility Agreement, the Big River Steel ABL Facility, the USSK Credit Agreement and the Export Credit Agreement, contain standard terms and conditions including customary material adverse change clauses. If a material adverse change was to occur, our ability to fund future operating and capital requirements could be negatively impacted.

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

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $220 million of liquidity sources for financial assurance purposes as of March 31, 2021. Increases in certain of these commitments which use collateral are reflected within cash, cash equivalents and restricted cash on the Condensed Consolidated Statement of Cash Flows.

In October 2020, the Company entered into a supply chain finance agreement with a third party administrator with an initial term of one year which is guaranteed by the Export Import Bank of the United States (Ex-Im Guarantee), see our Annual Report on Form 10-K for the year-ended December 31, 2020 for further details. As of March 31, 2021, accounts payable and accrued expenses included $78 million of outstanding payment obligations which suppliers elected to sell to participating financial institutions. Access to supply chain financing could be curtailed in the future if the terms of the Ex-Im Guarantee are modified or if our credit ratings are downgraded. If access to supply chain financing is curtailed, working capital could be negatively impacted which may necessitate additional borrowing.

We finished the first quarter of 2021 with $753 million of cash and cash equivalents and $2,909 million of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy. U. S. Steel management believes that our liquidity will be adequate to fund our requirements based on our current assumptions with respect to our results of operations and financial condition.

We expect that our estimated liquidity requirements will consist primarily of the remaining portion of our 2021 planned strategic and sustaining capital expenditures, additional debt repayment, working capital requirements, interest expense, and operating costs and employee benefits for our operations after taking into account recent footprint actions and cost reductions at our plants and headquarters. Our available liquidity at March 31, 2021 consists principally of our cash and cash equivalents and available borrowings under the Credit Facility Agreement, Big River Steel ABL Facility and the USSK Credit Facilities. Management continues to evaluate market conditions in our industry and our global liquidity position, and may consider additional actions to further strengthen our balance sheet and optimize liquidity, including but not limited to, repayment or refinancing of outstanding debt, the incurrence of additional debt or the issuance of additional debt or equity securities, drawing on available capacity under the Credit Facility Agreement, Big River Steel ABL Facility and/or the USSK Credit Facilities, or reducing outstanding borrowings under those facilities from time to time if deemed appropriate by management.
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

EU Environmental Requirements and Slovak Operations
Under the EU Emissions Trading System (EU ETS), USSE's final allocation for the Phase III period, which covered the years 2013 through 2020 was 48 million European Union Allowances (EUA). During the years 2017 - 2020 we purchased approximately 12.3 million EUA totaling €141 million (approximately $165 million) to cover the Phase III period shortfall of EUA.

Phase IV commenced on 1 January 2021 and will finish on 31 December 2030. The decision on USSE’s free allocation for the first five years of the Phase IV period is expected by the end of June 2021. In the fourth quarter of 2020 USSE started with purchases of EUA for Phase IV period. As of March 31, 2021, we have pre-purchased approximately 1.6 million EUA totaling €38 million (approximately $46 million).

The EU’s Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production, to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to comply with or go beyond BAT requirements were €138 million (approximately $162 million) over the actual program period. These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. USSK complied with these covenants as of March 31, 2021. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g. bank guarantee) to secure 50 percent of the EU funding received.

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

On July 13, 2020, the U.S. EPA published a Residual Risk and Technology Review (RTR) rule for the Integrated Iron and Steel MACT category in the Federal Register. Based on the results of the U.S. EPA’s risk review, the Agency determined that risks due to emissions of air toxics from the Integrated Iron and Steel category are acceptable and that the current regulations provided an ample margin of safety to protect public health. Under the technology review, the U.S. EPA determined that there are no developments in practices, processes or control technologies that necessitate revision of the standards. In September 2020, several petitions for review of the rule, including those filed by the Company, AISI, Clean Air Council and others, were filed with the United States Court of Appeals for the District of Columbia Circuit. The cases were consolidated and are being held in abeyance until EPA reviews and responds to administrative petitions for review. For the Taconite Iron Ore Processing category, based on the results of the Agency’s risk review, U.S. EPA promulgated a final rule on July 28, 2020, in which EPA determined that risks from emissions of air toxics from this source category are acceptable and that the existing standards provide an ample margin of safety. Furthermore, under the technology review, the Agency identified no cost-effective developments in controls, practices, or processes to achieve further emissions reductions. Based upon our analysis of the proposed taconite rule, the Company does not expect any material impact as a result of the rule. However, petitions for review of the rule were filed in the United States Court of Appeals for the District of Columbia Circuit, in which the Company and AISI intervened. Because the U.S. EPA has not completed its review of the Coke MACT regulations, any impacts related to the U.S. EPA’s review of the coke standards cannot be estimated at this time.

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

In October 2015, the U.S. EPA lowered the NAAQS for ozone from 75 parts per billion (ppb) to 70 ppb. On November 6, 2017, the U.S. EPA designated most areas in which we operate as attainment with the 2015 standard. In a separate ruling, on June 4, 2018, the U.S. EPA designated other areas in which we operate as “marginal nonattainment” with the 2015 ozone standard. On December 6, 2018, U.S. EPA published a final rule regarding implementation of the 2015 ozone standard. Because no state regulatory or permitting actions to bring the ozone nonattainment areas into attainment have yet to be proposed or developed for U. S. Steel facilities, the operational and financial impact of the ozone NAAQS cannot be reasonably estimated at this time. On December 31, 2020, EPA published a final rule pursuant to its statutorily required review of NAAQS that retains the ozone NAAQS at 70 ppb. In January 2021, New York, along with several states and non-governmental organizations filed petitions for judicial review of the action with the United States Court of Appeals for the District of Columbia Circuit. Several other states and industry trade groups intervened in support of U. S. EPA’s action. The case remains before the Court.

On December 14, 2012, the U.S. EPA lowered the annual standard for PM2.5 from 15 micrograms per cubic meter (ug/m3) to 12 ug/m3, and retained the PM2.5 24-hour and PM10 NAAQS rules. In December 2014, the U.S. EPA designated some areas in which U. S. Steel operates as nonattainment with the 2012 annual PM2.5 standard. On April 6, 2018, the U.S. EPA published a notice that Pennsylvania, California and Idaho failed to submit a SIP to demonstrate attainment with the 2012 fine particulate standard by the deadline established by the CAA. As a result of the notice, Pennsylvania, a state in which we operate, was required to submit a State Implementation Plan (SIP) to the U.S. EPA no later than November 7, 2019 to avoid sanctions. On April 29, 2019, the ACHD published a draft SIP for the Allegheny County nonattainment area which demonstrates that all of Allegheny County will meet its reasonable further progress requirements and be in attainment with the 2012 PM2.5 annual and 24-hour NAAQS by December 31, 2021 with the existing controls that are in place. On September 12, 2019, the Allegheny County Board of Health unanimously approved the draft SIP. The draft SIP was then sent to the Pennsylvania Department of Environmental Protection (PADEP). PADEP submitted the SIP to U.S. EPA for approval on November 1, 2019. To date, U.S. EPA has not taken action on PADEP’s submittal. On December 18, 2020, EPA published a final rule pursuant to its statutorily required review of NAAQS that retains the existing PM2.5 standards without revision. In early 2021, several states and non-governmental organizations filed petitions for judicial review of the action with the United States Court of Appeals for the District of Columbia Circuit. Several industry trade groups intervened in support of U. S. EPA’s action. The case remains before the Court.

On January 26, 2021, ACHD announced that for the first time in history all eight air quality monitors in Allegheny County met the federal air quality standards including particulate matter (PM2.5 and PM10).

On November 20, 2020, ACHD proposed a reduction to the current allowable emissions from coke plant operations, including the hydrogen sulfide content of coke oven gas, that would be more stringent than the Federal Best Available Control Technology and Lowest Achievable Emission Rate requirements. In various meetings with ACHD, U. S. Steel has raised significant objections, in particular, that ACHD has not demonstrated that continuous compliance with the draft rule is economically and technologically feasible. While U. S. Steel continues to meet with ACHD regarding the draft rule, U. S. Steel believes that any rule promulgated by ACHD must comply with its statutory authority. If the draft rule or similar rule is adopted, the financial and operational impacts to U. S. Steel could be material. To assist in developing rules objectively and with adequate technical justification, the June 27, 2019, Settlement Agreement, establishes procedures that would be used when developing a new rule. Because U. S. Steel believes ACHD did not follow the procedures prescribed in the June 27, 2019 Settlement Agreement (Agreement) with ACHD, U. S. Steel has invoked dispute resolution per the terms of the Agreement regarding ACHD’s proposed coke rule. U. S. Steel and ACHD are currently negotiating resolution of the disputes.

For further discussion of relevant environmental matters, including environmental remediation obligations, see "Item 1. Legal Proceedings - Environmental Proceedings."
OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any new material off-balance sheet arrangements during the first quarter of 2021.

INTERNATIONAL TRADE
U. S. Steel continues to face import competition, much of which is unfairly traded, supported by foreign governments, and fueled by massive global steel overcapacity, currently estimated to be over 625 million metric tons per year—over seven times the entire U.S. steel market and over thirty times total U.S. steel imports. These imports, as well as the underlying policies/practices and overcapacity, impact the Company’s operational and financial performance. U. S. Steel continues to lead efforts to address these challenges that threaten the Company, our workers, our stockholders, and our country’s national and economic security.

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

The U.S. Department of Commerce (DOC) is managing a process in which U.S. companies may request and/or oppose one-year temporary product exclusions from the Section 232 tariffs and quotas. Over 248,000 temporary exclusions have been requested for steel products. In December 2020, DOC announced 108 indefinite and not importer-specific “General Approved Exclusions” for products DOC determined not to be domestically available.

Multiple legal challenges to the Section 232 action continue before the U.S. Court of International Trade (CIT) and U.S. Court of Appeals for the Federal Circuit (CAFC). Though U.S. courts have rejected constitutional and statutory challenges to the initial steel Section 232 action and overall product exclusion process, the CIT struck down both the 2018-2019 temporary increase in Section 232 tariffs on imports from Turkey (the government’s appeal is pending before the CAFC) and the January 2021 expansion of the Section 232 action to certain downstream steel products (pending appeal to the CAFC). Multiple countries have challenged the Section 232 action at the World Trade Organization (WTO), imposed retaliatory tariffs, and/or acted to safeguard their domestic steel industries from increased steel imports. In turn, the United States has challenged the retaliation at the WTO.

Since its implementation in March 2018, the Section 232 action has supported the U.S. steel industry's and U. S. Steel’s investments in advanced steel capacity, technology, and skills, thereby strengthening U.S. national and economic security. The Company continues to actively defend the Section 232 action.

In February 2019, the European Commission (EC) imposed a definitive tariff rate quota safeguard of 25 percent on certain steel imports that exceed established quotas. In February 2021, the EC initiated its ongoing review to determine whether to extend the safeguard beyond June 2021.

Antidumping duties (AD) and countervailing duties (CVD or antisubsidy duties) apply in addition to the Section 232 tariffs and quotas and the EC’s safeguard, and AD/CVD orders will continue beyond the Section 232 action and the EC’s safeguard. Thus, U. S. Steel continues to actively defend and maintain the 55 U.S. AD/CVD orders and 11 European Union (EU) AD/CVD orders covering U. S. Steel products in multiple proceedings before the DOC, U.S. International Trade Commission, CIT, CAFC, the EC and European courts, and the WTO.

In April 2021, DOC issued an AD order on U.S. imports of seamless standard, line, and pressure pipe from Czechia. Final determinations in the parallel AD/CVD investigations on U.S. imports from South Korea, Russia, and Ukraine are expected during the third quarter of 2021.

Additional tariffs of 7.5 to 25 percent continue to apply to certain U.S. imports from China, including certain steel raw materials, steel and downstream products, pursuant to Section 301 of the Trade Act of 1974.

The Global Forum on Steel Excess Capacity, the Organization for Economic Co-operation and Development Steel Committee, and trilateral negotiations between the United States, EU, and Japan continue to address overcapacity.

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
There were no material changes in U. S. Steel's exposure to market risk from December 31, 2020.

Item 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2021. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
GENERAL LITIGATION

On January 22, 2021, NLMK Pennsylvania, LLC and NLMK Indiana, LLC (NLMK) filed a Complaint in the Court of Common Pleas of Allegheny County, Pennsylvania against the Company. The Complaint alleges that the Company made misrepresentations to the U. S. Department of Commerce regarding NLMK’s requests to be excluded from tariffs assessed on steel slabs imported into the United States pursuant to the March 2018 Section 232 Presidential Order imposing tariffs. NLMK claims over $100 million in compensatory and other damages. The Company removed the claim to the United States District Court for the Western District of Pennsylvania on February 25, 2021. NLMK filed a Motion to Remand the claim back to State court and briefing is underway. The Company intends to vigorously defend the matter.
On April 11, 2017, there was a process waste-water release at our Midwest Plant (Midwest) in Portage, Indiana, that impacted a water outfall that discharges to Burns Waterway near Lake Michigan. The Company has since implemented substantial operational, process and notification improvements at Midwest. In January of 2018, The Surfrider Foundation and the City of Chicago initiated suits in the Northern District of Indiana alleging Clean Water Act (CWA) and permit violations at Midwest. On April 2, 2018, the U.S. EPA and the State of Indiana initiated a separate action against the Company and lodged a Consent Decree negotiated between U. S. Steel and the relevant governmental agencies consisting of all material terms to resolve the CWA and National Pollutant Discharge Elimination System (NPDES) violations at the Midwest Plant. A public comment period for the Consent Decree ensued. The suits that the Surfrider Foundation and the City of Chicago filed are currently stayed. The Surfrider Foundation and the City of Chicago also filed motions, which were granted, to intervene in the Consent Decree case. The United States Department of Justice (DOJ) filed a revised Consent Decree and a motion with the court to enter the Consent Decree as final on November 20, 2019. Surfrider Foundation, City of Chicago and other non-governmental organizations filed objections to the revised Consent Decree. The DOJ and U. S. Steel made filings in support of the revised Consent Decree. On March 8, 2021, the Court granted the Company’s Motion to Dismiss the Surfrider Foundation and City of Chicago Complaints in Intervention and granted leave to amend their respective Complaints.
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

ENVIRONMENTAL PROCEEDINGS
The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of March 31, 2021, under federal and state environmental laws and which U. S. Steel reasonably believes may result in monetary sanctions of at least $1 million (the threshold chosen by U. S. Steel as permitted by Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended). Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

As of March 31, 2021, U. S. Steel has received information requests or been identified as a PRP at a total of five CERCLA sites, three of which have liabilities that have not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at the other two sites will be between $1 million and $5 million and over $5 million for one site as described below.

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

Remediation contracts were issued by both USS and GLNPO for the first portion of the remedial work at the site during the fourth quarter of 2020. Work continues on refinement of the remaining portions of the remedial design and permitting. Additional, design, oversight costs, and implementation of U. S. Steel's preferred remedial alternatives on the upland property and Estuary are currently estimated as of March 31, 2021 at approximately $35 million.

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

Gary Works

On October 23, 1998, the U.S. EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a RCRA Facility Investigation (RFI), a Corrective Measures Study (CMS) and Corrective Measure Implementation. Evaluations are underway at six groundwater areas on the east side of the facility. An Interim Stabilization Measure work plan has been approved by U.S. EPA for one of the six areas and a contractor has recently completed installation of the remedial system. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $25 million as of March 31, 2021, based on our current estimate of known remaining costs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel has determined the most effective means to address the remaining impacted material is to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel awarded a contract for the implementation of the CAMU project during the fourth quarter of 2018. Construction, waste stabilization and placement along with closure of the CAMU were substantially completed in the fourth quarter of 2020. U. S. Steel has an accrued liability of approximately $20 million as of March 31, 2021, for our estimated share of the remaining costs of remediation at the site.

USS-POSCO Industries (UPI)

In February 2020, U. S. Steel purchased the remaining 50 percent interest in UPI, a former joint venture that is located in Pittsburg, California between subsidiaries of U. S. Steel and POSCO. Prior to formation of the joint venture, UPI's facilities were previously owned and operated solely by U. S. Steel which assumed responsibility for the existing environmental conditions. U. S. Steel continues to monitor the impacts of the remedial plan implemented in 2016 to address groundwater impacts from trichloroethylene at SWMU 4. Evaluations continue for the SWMUs known as the Northern Boundary Group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As such, there has been no material change in the status of the project during the three months ended March 31, 2021. As of March 31, 2021, approximately $1 million has been accrued for ongoing environmental studies, investigations and remedy monitoring. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.” See Note 5 to the Condensed Consolidated Financial Statements "Acquisition" for further details regarding U. S. Steel's purchase of UPI.

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

Fairfield Works

A consent decree was signed by U. S. Steel, the U.S EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) in December 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management, with the approval of the U.S. EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. While work continues on different aspects of the program, there has been no material change in the status of the project during the three months ended March 31, 2021. In total, the accrued liability for remaining work under the Corrective Action Program, was approximately $180,000 at March 31, 2021. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Cherryvale (KS) Zinc

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation of the site proper was essentially completed in 2007. The Consent Order was amended on May 3, 2013, to require investigation (but not remediation) of potential contamination beyond the boundary of the former zinc smelting operation. On November 22, 2016, KDHE approved a State Cooperative Final Agency Decision Statement that identified the remedy selected to address potential contamination beyond the boundary of the former zinc smelting site. The Removal Action Design Plan was approved during the second quarter of 2018. The Waste Deposition Area design and the Interim Risk Management Plan (which includes institutional controls) were approved by KDHE during the fourth quarter of 2018. An amended consent order for remediation was signed in May 2019 and a remediation contract was executed in June 2019. Remediation work is now underway and is projected to continue through 2022. U. S. Steel has an accrued liability of approximately $5 million as of March 31, 2021, for our estimated share of the cost of remediation.

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

Minnesota Ore Operations

On February 6, 2013, the U.S. EPA published a FIP that applies to taconite facilities in Minnesota. The FIP establishes and requires emission limits and the use of low NOx reduction technology on indurating furnaces as Best Available Retrofit Technology (BART). While U. S. Steel installed low NOx burners on three furnaces at Minntac and is currently obligated to install low NOx burners on the two other furnaces at Minntac pursuant to existing agreements and permits, the rule would require the installation of a low NOx burner on the one furnace at Keetac for which U. S. Steel did not have an otherwise existing obligation. U. S. Steel estimates expenditures associated with the installation of low NOx burners of as much as $25 million to $30 million. In 2013, U. S. Steel filed a petition for administrative reconsideration to the U.S. EPA and a petition for judicial review of the 2013 FIP and denial of the Minnesota SIP to the Eighth Circuit. In April 2016, the U.S. EPA promulgated a revised FIP with the same substantive requirements for U. S. Steel. In June 2016, U. S. Steel filed a petition for administrative reconsideration of the 2016 FIP to the U.S. EPA and a petition for judicial review of the 2016 FIP before the Eighth Circuit Court of Appeals. While the proceedings regarding the petition for judicial review of the 2013 FIP remained stayed, oral arguments regarding the petition for judicial review of the 2016 FIP were heard by the Eighth Circuit Court of Appeals on November 15, 2017. Thus, both petitions for judicial review remain with the Eighth Circuit. On December 4, 2017, the U.S. EPA published a notification in the Federal Register in which the U.S. EPA denied U. S. Steel’s administrative petitions for reconsideration and stay of the 2013 FIP and 2016 FIP. On February 1, 2018, U. S. Steel filed a petition for judicial review of the U.S. EPA’s denial of the administrative petitions for reconsideration to the Eighth Circuit Court of Appeals. The U.S. EPA and U. S. Steel reached a settlement regarding the five indurating lines at Minntac. After proposing a revised FIP and responding to public comments, on March 2, 2021, U.S. EPA promulgated a final revised FIP incorporating the conditions and limits for Minntac to which the parties agreed. U. S. Steel and the U.S. EPA continue to negotiate resolution for Keetac.

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
ASBESTOS LITIGATION

See Note 21 to our Consolidated Financial Statements, Contingencies and Commitments for a description of our asbestos litigation.

Item 4.	MINE SAFETY DISCLOSURES
The information concerning mine safety violations and other regulatory matters required by Section 150 of the Dodd-Frank Wall Street Reform Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

10.1
Administrative Procedures for the Executive Management Annual Incentive Compensation Plan under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, effective February 23, 2021*

10.2	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, as Amended and Restated Effective April 27, 2021*

10.3	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (2021 Grants)*

10.4	Amendment No. 2 to Fifth Amended and Restated Credit Agreement, dated March 26, 2021

10.5	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Cash Award Grant Agreement (2021 Grants)*

10.6	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (2021 Grants)*

10.7	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Retention Restricted Stock Unit Grant Agreement (2021 Grants)*

10.8	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan TSR Performance Share Award Grant Agreement (2021 Grants)*

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

101
The following financial information from United States Steel Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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

Manpreet S. Grewal
Vice President, Controller & Chief Accounting Officer

April 30, 2021
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.