Form 10-Q
period 2021-06-30
UNITED STATES STEEL CORP
filed 2021-07-30
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number 1-16811
United States Steel Corporation
(Exact name of registrant as specified in its charter)

Delaware	25-1897152
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

600 Grant Street,	Pittsburgh,	PA	15219-2800
(Address of principal executive offices)			(Zip Code)
(412) 433-1121
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
United States Steel Corporation Common Stock	X	New York Stock Exchange
United States Steel Corporation Common Stock	X	Chicago Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.									☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Common stock outstanding at July 26, 2021 – 270,128,597 shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections. Generally, we have identified such forward-looking statements by using the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “target,” “forecast,” “aim,” “should,” “will,” "may" and similar expressions or by using future dates in connection with any discussion of, among other things, operating performance, trends, events or developments that we expect or anticipate will occur in the future, statements relating to volume changes, share of sales and earnings per share changes, anticipated cost savings, potential capital and operational cash improvements, anticipated disruptions to our operations and industry due to the COVID-19 pandemic, changes in global supply and demand conditions and prices for our products, international trade duties and other aspects of international trade policy, the integration of Big River Steel in our existing business, business strategies related to the combined business and statements expressing general views about future operating results. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts, but instead represent only the Company’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as of the time made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, the risks and uncertainties described in this report and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and those described from time to time in our future reports filed with the Securities and Exchange Commission.

References in this Quarterly Report on Form 10-Q to (i) "U. S. Steel," "the Company," "we," "us," and "our" refer to United States Steel Corporation and its consolidated subsidiaries unless otherwise indicated by the context, and (ii) “Big River Steel” refer to Big River Steel Holdings LLC and its direct and indirect subsidiaries unless otherwise indicated by the context.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2021	2020	2021	2020
Net sales:
Net sales	$4,684	$2,000	$8,053	$4,397
Net sales to related parties (Note 19)	341	91	636	442
Total (Note 6)	5,025	2,091	8,689	4,839
Operating expenses (income):
Cost of sales	3,678	2,274	6,752	4,879
Selling, general and administrative expenses	106	62	208	134
Depreciation, depletion and amortization	202	159	391	319
(Earnings) loss from investees	(35)	39	(49)	47
Asset impairment charges (Note 1)	28	—	28	263
Gain on equity investee transactions (Note 5)	—	—	(111)	(31)
Restructuring and other charges (Note 20)	31	89	37	130
Net gain on sale of assets	(15)	—	(15)	—
Other (gains) losses, net	(4)	—	(11)	5
Total	3,991	2,623	7,230	5,746
Earnings (loss) before interest and income taxes	1,034	(532)	1,459	(907)
Interest expense	84	64	176	114
Interest income	(1)	(1)	(2)	(5)
Loss on debt extinguishment	1	—	256	—
Other financial costs	4	7	22	4
Net periodic benefit income	(29)	(8)	(60)	(16)
Net interest and other financial costs	59	62	392	97
Earnings (loss) before income taxes	975	(594)	1,067	(1,004)
Income tax benefit (Note 12)	(37)	(5)	(36)	(24)
Net earnings (loss)	1,012	(589)	1,103	(980)
Less: Net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings (loss) attributable to United States Steel Corporation	$1,012	$(589)	$1,103	$(980)
Earnings (loss) per common share (Note 13):
Earnings (loss) per share attributable to United States Steel Corporation stockholders:
-Basic	$3.75	$(3.36)	$4.25	$(5.67)
-Diluted	$3.53	$(3.36)	$4.02	$(5.67)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Net earnings (loss)	$1,012	$(589)	$1,103	$(980)
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	23	20	(24)	(3)
Changes in pension and other employee benefit accounts	205	29	229	81
Changes in derivative financial instruments	(31)	15	(51)	10
Total other comprehensive income, net of tax	197	64	154	88
Comprehensive income (loss) including noncontrolling interest	1,209	(525)	1,257	(892)
Comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive income (loss) attributable to United States Steel Corporation	$1,209	$(525)	$1,257	$(892)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents (Note 7)	$1,329	$1,985
Receivables, less allowance of $43 and $34	1,903	914
Receivables from related parties (Note 19)	107	80
Inventories (Note 8)	1,914	1,402
Assets held for sale	154	—
Other current assets	231	51
Total current assets	5,638	4,432
Long-term restricted cash (Note 7)	95	130
Operating lease assets	192	214
Property, plant and equipment	19,757	17,704
Less accumulated depreciation and depletion	12,382	12,260
Total property, plant and equipment, net	7,375	5,444
Investments and long-term receivables, less allowance of $4 and $5	572	1,177
Intangibles, net (Note 9)	533	129
Deferred income tax benefits (Note 12)	44	22
Goodwill (Note 9)	909	4
Other noncurrent assets	726	507
Total assets	$16,084	$12,059
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$2,675	$1,779
Accounts payable to related parties (Note 19)	144	105
Payroll and benefits payable	425	308
Accrued taxes	208	154
Accrued interest	100	59
Current operating lease liabilities	56	59
Short-term debt and current maturities of long-term debt (Note 15)	763	192
Liabilities held for sale	80	—
Total current liabilities	4,451	2,656
Noncurrent operating lease liabilities	145	163
Long-term debt, less unamortized discount and debt issuance costs (Note 15)	4,803	4,695
Employee benefits	208	322
Deferred income tax liabilities (Note 12)	46	11
Deferred credits and other noncurrent liabilities	488	333
Total liabilities	10,141	8,180
Contingencies and commitments (Note 21)
Stockholders’ Equity (Note 17):
Common stock (279,242,676 and 229,105,589 shares issued) (Note 13)	279	229
Treasury stock, at cost (9,118,582 shares and 8,673,131 shares)	(183)	(175)
Additional paid-in capital	5,168	4,402
Retained earnings (accumulated deficit)	480	(623)
Accumulated other comprehensive income (loss) (Note 18)	107	(47)
Total United States Steel Corporation stockholders’ equity	5,851	3,786
Noncontrolling interests	92	93
Total liabilities and stockholders’ equity	$16,084	$12,059
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2021	2020
Increase (decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net earnings (loss)	$1,103	$(980)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	391	319
Asset impairment charges (Note 1)	28	263
Gain on equity investee transactions	(111)	(31)
Restructuring and other charges (Note 20)	37	130
Loss on debt extinguishment	256	—
Pensions and other postretirement benefits	(46)	(10)
Deferred income taxes (Note 12)	(77)	(12)
Net gain on sale of assets	(15)	—
Equity investee (earnings) loss, net of distributions received	(49)	47
Changes in:
Current receivables	(875)	134
Inventories	(343)	244
Current accounts payable and accrued expenses	789	(420)
Income taxes receivable/payable	47	10
All other, net	(32)	(56)
Net cash provided by (used in) operating activities	1,103	(362)
Investing activities:
Capital expenditures	(284)	(455)
Acquisition of Big River Steel, net of cash acquired (Note 5)	(625)	—
Investment in Big River Steel	—	(3)
Proceeds from sale of assets	25	1
Proceeds from sale of ownership interests in equity investees	—	8
Other investing activities	(1)	(4)
Net cash used in investing activities	(885)	(453)
Financing activities:
Repayment of short-term debt (Note 15)	(180)	—
Revolving credit facilities - borrowings, net of financing costs (Note 15)	50	1,462
Revolving credit facilities - repayments (Note 15)	(911)	(644)
Issuance of long-term debt, net of financing costs (Note 15)	825	1,048
Repayment of long-term debt (Note 15)	(1,418)	(6)
Proceeds from public offering of common stock (Note 22)	790	410
Proceeds from Stelco Option Agreement	—	40
Other financing activities	(11)	(4)
Net cash (used in) provided by financing activities	(855)	2,306
Effect of exchange rate changes on cash	(9)	(1)
Net (decrease) increase in cash, cash equivalents and restricted cash	(646)	1,490
Cash, cash equivalents and restricted cash at beginning of year (Note 7)	2,118	939
Cash, cash equivalents and restricted cash at end of period (Note 7)	$1,472	$2,429

Non-cash investing and financing activities:
Change in accrued capital expenditures	$(26)	$(98)
U. S. Steel common stock issued for employee/non-employee director stock plans	27	18
Capital expenditures funded by finance lease borrowings	10	30
Export Credit Agreement (ECA) financing	23	34
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
Asset Impairment
In May 2019, U. S. Steel announced that it planned to construct a new endless casting and rolling facility at its Edgar Thomson Plant in Braddock, Pennsylvania, and a cogeneration facility at its Clairton Plant in Clairton, Pennsylvania, both part of the Company's Mon Valley Works. The Company purchased certain equipment for this project before delaying groundbreaking in March 2020 in response to COVID-19. In April 2021, the Company determined not to pursue this project and is re-evaluating uses for the already purchased equipment. An impairment of $28 million was recognized for this project during the three-month period ended June 30, 2021.

There were no triggering events that required an impairment evaluation of our long-lived asset groups as of June 30, 2021.
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

The results of segment operations for the three months ended June 30, 2021 and 2020 are:

(In millions) Three Months Ended June 30, 2021	Customer Sales	Intersegment Sales	Net Sales	Earnings (loss) from investees	Earnings (loss) before interest and income taxes
Flat-Rolled	$2,991	$63	$3,054	$32	$579
Mini Mill	759	142	901	—	284
USSE	1,078	1	1,079	—	207
Tubular	184	3	187	3	—
Total reportable segments	5,012	209	5,221	35	1,070
Other	13	27	40	—	14
Reconciling Items and Eliminations	—	(236)	(236)	—	(50)
Total	$5,025	$—	$5,025	$35	$1,034

Three Months Ended June 30, 2020
Flat-Rolled	$1,497	$42	$1,539	$(16)	$(329)
USSE	403	1	404	—	(26)
Tubular	182	3	185	2	(47)
Total reportable segments	2,082	46	2,128	(14)	(402)
Other	9	19	28	(25)	(21)
Reconciling Items and Eliminations	—	(65)	(65)	—	(109)
Total	$2,091	$—	$2,091	$(39)	$(532)
The results of segment operations for the six months ended June 30, 2021 and 2020 are:

(In millions) Six Months Ended June 30, 2021	Customer Sales	Intersegment Sales	Net Sales	Earnings (Loss) from investees	Earnings (loss) before interest and income taxes
Flat-Rolled	$5,263	$106	$5,369	$37	$725
Mini Mill	1,209	204	1,413	—	416
USSE	1,876	2	1,878	—	312
Tubular	318	7	325	6	(29)
Total reportable segments	8,666	319	8,985	43	1,424
Other	23	56	79	6	22
Reconciling Items and Eliminations	—	(375)	(375)	—	13
Total	$8,689	$—	$8,689	$49	$1,459

Six Months Ended June 30, 2020
Flat-Rolled	$3,471	$104	$3,575	$(12)	$(364)
USSE	908	2	910	—	(40)
Tubular	437	6	443	3	(95)
Total reportable segments	4,816	112	4,928	(9)	(499)
Other	23	47	70	(38)	(20)
Reconciling Items and Eliminations	—	(159)	(159)	—	(388)
Total	$4,839	$—	$4,839	$(47)	$(907)

A summary of total assets by segment is as follows:

(In millions)	June 30, 2021	December 31, 2020
Flat-Rolled	$7,468	$7,099
Mini Mill	4,246	—
USSE	5,871	5,502
Tubular	1,026	887
Total reportable segments	$18,611	$13,488
Other	$313	$911
Corporate, reconciling items, and eliminations(a)	(2,840)	(2,340)
Total assets	$16,084	$12,059
(a)The majority of Corporate, reconciling items, and eliminations total assets is comprised of cash and the elimination of intersegment amounts.
The following is a schedule of reconciling items to consolidated earnings before interest and income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Items not allocated to segments:
Gain on previously held investment in Big River Steel	$—	$—	$111	$—
Big River Steel - inventory step-up amortization	—	—	(24)	—
Big River Steel - unrealized losses (a)	(6)	—	(15)	—
Big River Steel - acquisition costs	—	—	(9)	—
Restructuring and other charges (Note 20)	(31)	(89)	(37)	(130)
Asset impairment charges (Note 1)	(28)	—	(28)	(263)
Property Sale	15	—	15	—
Gain on previously held investment in UPI	—	—	—	25
Tubular inventory impairment charge	—	(24)	—	(24)
December 24, 2018 Clairton coke making facility fire	—	4	—	4
Total reconciling items	$(50)	$(109)	$13	$(388)
a) Big River Steel – unrealized losses represent the post-acquisition mark-to-market impacts of hedging instruments acquired with the purchase of the remaining equity interest in Big River Steel on January 15, 2021. See Note 14 for further details.
5.    Acquisitions and Disposition

Transtar Disposition
On July 28, 2021, U. S. Steel sold 100 percent of the equity interests in its wholly-owned short-line railroad, Transtar, LLC (Transtar) to an affiliate of Fortress Transportation and Infrastructure Investors, LLC for a cash purchase price of $640 million subject to certain customary adjustments as set forth in the Membership Interest Purchase Agreement. In connection with the closing of the transaction, the Company entered into certain ancillary agreements including a railway services agreement, providing for continued rail services for its Gary and Mon Valley Works facilities, and a transition services agreement. Because Transtar does not represent a significant component of U. S. Steel's business and does not constitute a reportable business segment, its results are reported in the Other category. See Note 4 for further details. The assets and liabilities that are included in the transaction are reported as assets held for sale and liabilities held for sale in the Condensed Consolidated Balance Sheet as of June 30, 2021. Assets held for sale consist primarily of property, plant and equipment and receivables of $129 million and $10 million, respectively. Liabilities held for sale primarily consist of accounts payable and employee benefits of $33 million and $28 million, respectively.

Big River Steel Acquisition
On January 15, 2021, U. S. Steel purchased the remaining equity interest in Big River Steel for approximately $625 million in cash net of $36 million and $62 million in cash and restricted cash received, respectively, and the assumption of liabilities of approximately $50 million. There were acquisition related costs of approximately $9 million during the six months ended June 30, 2021.

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

The acquisition has been accounted for in accordance with ASC 805, Business combinations. There were step-ups to fair value of approximately $308 million, $194 million and $24 million for property, plant and equipment, debt and inventory, respectively. An intangible asset for customer relationships and goodwill of approximately $413 million and $905 million were also recorded, respectively. Goodwill represents the excess of purchase price over the fair market value of the net assets. Goodwill is primarily attributable to Big River Steel's operational abilities, workforce and the anticipated benefits from their recent expansion and will be partially tax deductible. The inventory step-up was fully amortized as of March 31, 2021, the intangible asset will be amortized over a 22-year period and the debt step-up will be amortized over the contractual life of the underlying debt. See Note 15 for further details.

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

U. S. Steel is continuing to conform accounting policies and procedures and evaluate assets and liabilities assumed. During the one-year measurement period, we will continue to obtain information to assist in finalizing the fair value of assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. The final purchase price allocation may include changes in allocations to intangible assets, such as customer relationships, as well as goodwill, changes to the fair value of long-term debt and other changes to assets and liabilities. We will apply any material adjustments in the reporting period in which the adjustments are determined.

The following unaudited pro forma information for U. S. Steel includes the results of the Big River Steel acquisition as if it had been consummated on January 1, 2020. The unaudited pro forma information is based on historical information and is adjusted for amortization of the intangible asset, property, plant and equipment and debt fair value step-ups discussed above. Non-recurring acquisition related items included in the 2020 period include $111 million for the gain on previously held equity investment, $9 million in acquisition related costs and $24 million in inventory step-up amortization related to the purchase of the remaining interest in Big River Steel. In addition, costs for non-recurring retention bonuses of $44 million that occurred in January 2021 prior to the purchase of the remaining equity interest are included in the 2020 period. The pro forma information does not include any anticipated cost savings or other effects of the integration of Big River Steel. Accordingly, the unaudited pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations. Pro forma adjustments were not tax-effected in 2020 as U. S. Steel had a full valuation allowance on its domestic deferred tax assets.

	Six Months Ended June 30,
(in millions)	2021	2020
Net sales	$8,761	$5,289
Net earnings (loss)	$1,033	$(967)

USS-POSCO Industries (UPI) Acquisition
On February 29, 2020, U. S. Steel purchased the remaining equity interest in USS-POSCO Industries (UPI) that it did not already own, now known as USS-UPI, LLC, from its joint venture partner for $3 million, net of cash received of $2 million. There was an assumption of accounts payable owed to U. S. Steel for prior sales of steel substrate of $135 million associated with the purchase that is reflected as a reduction in receivables from related parties on the Company's Condensed Consolidated Balance Sheet.
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
6.     Revenue

Revenue is generated primarily from contracts to produce, ship and deliver steel products, and to a lesser extent, raw materials sales such as iron ore pellets and coke by-products and real estate sales. Generally, U. S. Steel’s performance obligations are satisfied and revenue is recognized when title transfers to our customer for product shipped or services are provided. Revenues are recorded net of any sales incentives. Shipping and other transportation costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Costs related to obtaining sales contracts are incidental and are expensed when incurred. Because customers are invoiced at the time title transfers and U. S. Steel’s right to consideration is unconditional at that time, U. S. Steel does not maintain contract asset balances. Additionally, U. S. Steel does not maintain contract liability balances, as performance obligations are satisfied prior to customer payment for product. U. S. Steel offers industry standard payment terms.

The following tables disaggregate our revenue by product for each of the reportable business segments for the three months and six months ended June 30, 2021 and 2020, respectively:

Net Sales by Product (In millions):

Three Months Ended June 30, 2021	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$—	$—	$46	$—	$—	$46
Hot-rolled sheets	653	451	561	—	—	1,665
Cold-rolled sheets	889	127	102	—	—	1,118
Coated sheets	1,020	179	334	—	—	1,533
Tubular products	—	—	14	178	—	192
All Other (a)	429	2	21	6	13	471
Total	$2,991	$759	$1,078	$184	$13	$5,025
(a) Consists primarily of sales of raw materials and coke making by-products.

Three Months Ended June 30, 2020	Flat-Rolled	USSE	Tubular	Other	Total
Semi-finished	$31	$1	$—	$—	$32
Hot-rolled sheets	239	146	—	—	385
Cold-rolled sheets	342	26	—	—	368
Coated sheets	713	202	—	—	915
Tubular products	—	11	178	—	189
All Other (a)	172	17	4	9	202
Total	$1,497	$403	$182	$9	$2,091
(a) Consists primarily of sales of raw materials and coke making by-products.

Six Months Ended June 30, 2021	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$12	$—	$49	$—	$—	$61
Hot-rolled sheets	1,103	700	947	—	—	2,750
Cold-rolled sheets	1,673	206	185	—	—	2,064
Coated sheets	1,898	300	632	—	—	2,830
Tubular products	—	—	24	306	—	330
All Other (a)	577	3	39	12	23	654
Total	$5,263	$1,209	$1,876	$318	$23	$8,689
(a) Consists primarily of sales of raw materials and coke making by-products.

Six Months Ended June 30, 2020	Flat-Rolled	USSE	Tubular	Other	Total
Semi-finished	$58	$2	$—	$—	$60
Hot-rolled sheets	741	351	—	—	1,092
Cold-rolled sheets	940	71	—	—	1,011
Coated sheets	1,424	431	—	—	1,855
Tubular products	—	20	429	—	449
All Other (a)	308	33	8	23	372
Total	$3,471	$908	$437	$23	$4,839
(a) Consists primarily of sales of raw materials and coke making by-products.

7.     Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within U. S. Steel's Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statement of Cash Flows:

(In millions)	June 30, 2021	June 30, 2020
Cash and cash equivalents	$1,329	$2,300
Restricted cash in other current assets	47	1
Restricted cash in other noncurrent assets	95	128
Transtar cash in assets held for sale	$1	$—
Total cash, cash equivalents and restricted cash	$1,472	$2,429

Amounts included in restricted cash represent cash balances which are legally or contractually restricted, primarily for electric arc furnace construction, environmental and other capital projects, collateral for open cash flow hedge positions and insurance purposes.
8.    Inventories
The LIFO method is the predominant method of inventory costing for our Flat-Rolled and Tubular segments. The FIFO and moving average methods are the predominant inventory costing methods for our Mini Mill segment and the FIFO method is the predominant inventory costing method for our USSE segment. At June 30, 2021 and December 31, 2020, the LIFO method accounted for 46 percent and 59 percent of total inventory values, respectively.

(In millions)	June 30, 2021	December 31, 2020
Raw materials	$658	$416
Semi-finished products	900	633
Finished products	305	300
Supplies and sundry items	51	53
Total	$1,914	$1,402
Current acquisition costs were estimated to exceed the above inventory values by $667 million and $848 million at June 30, 2021 and December 31, 2020, respectively. As a result of the liquidation of LIFO inventories, cost of sales decreased and earnings before interest and income taxes increased by $6 million and $7 million for the three months and six months ended June 30, 2021, respectively. Cost of sales increased and earnings before interest and income taxes decreased by $1 million and $6 million for the three months and six months ended June 30, 2020, respectively, as a result of liquidation of LIFO inventories.
9.     Intangible Assets and Goodwill
Intangible assets that are being amortized on a straight-line basis over their estimated useful lives are detailed below:

		As of June 30, 2021			As of December 31, 2020
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Amount
Customer relationships	22 Years	$413	$9	$404	$132	$55	$77	$—
Patents	10-15 Years	17	10	7	22	7	10	5
Energy Contract	10 Years	54	7	47	54	—	5	49
Other	4-20 Years	—	—	—	14	5	9	—
Total amortizable intangible assets		$484	$26	$458	$222	$67	$101	$54
Total estimated amortization expense for the remainder of 2021 is $13 million. We expect approximately $25 million in annual amortization expense through 2026 and approximately $320 million in remaining amortization expense thereafter.
The carrying amount of acquired water rights with indefinite lives as of June 30, 2021 and December 31, 2020 totaled $75 million.

Below is a summary of goodwill by segment for the six months ended June 30, 2021:

	Flat-Rolled	Mini Mill	USSE	Tubular	Total
Balance at December 31, 2020	$—	$—	$4	$—	$4
Additions	—	905	—	—	905
Balance at June 30, 2021	$—	$905	$4	$—	$909
10.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost (income) for the three months ended June 30, 2021 and 2020:

	Pension Benefits		Other Benefits
(In millions)	2021	2020	2021	2020
Service cost	$14	$13	$3	$3
Interest cost	41	48	12	16
Expected return on plan assets	(89)	(84)	(20)	(20)
Amortization of prior service credit	1	1	(7)	(2)
Amortization of actuarial net loss (gain)	37	36	(6)	(4)
Net periodic benefit cost (income), excluding below	4	14	(18)	(7)
Multiemployer plans	18	18	—	—
Settlement, termination and curtailment losses (a)	3	2	—	—
Net periodic benefit cost (income)	$25	$34	$(18)	$(7)
(a) During the three months ended June 30, 2021 the pension plan incurred curtailment charges of approximately $3 million with the sale of Transtar. For the three months ended June 30, 2020 the pension plan incurred special termination charges of $2 million due to workforce restructuring.

The following table reflects the components of net periodic benefit cost (income) for the six months ended June 30, 2021 and 2020:

	Pension Benefits		Other Benefits
(In millions)	2021	2020	2021	2020
Service cost	$28	$25	$6	$6
Interest cost	81	96	24	32
Expected return on plan assets	(178)	(165)	(40)	(40)
Amortization of prior service cost	1	1	(14)	(4)
Amortization of actuarial net loss (gain)	75	72	(12)	(8)
Net periodic benefit cost (income), excluding below	7	29	(36)	(14)
Multiemployer plans	37	39	—	—
Settlement, termination and curtailment losses (a)	3	8	—	—
Net periodic benefit cost (income)	$47	$76	$(36)	$(14)
(a) During the six months ended June 30, 2021 the pension plan incurred curtailment charges of approximately $3 million with the sale of Transtar. For the six months ended June 30, 2020 the pension plan incurred settlement and special termination charges of approximately $8 million due to workforce restructuring and lump sum payments made to certain individuals

Employer Contributions
During the first six months of 2021, U. S. Steel made cash payments of $37 million to the Steelworkers’ Pension Trust and $2 million of pension payments not funded by trusts.
During the first six months of 2021, cash payments of $18 million were made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $11 million and $4 million for the three months ended June 30, 2021 and 2020, respectively. Company contributions to defined contribution plans totaled $21 million and $15 million for the six months ended June 30, 2021 and 2020, respectively.
Transtar Disposition
In connection with the Transtar sale, U. S. Steel remeasured its main pension benefit plan as of June 30, 2021. As a result of the remeasurement, the net pension obligation was reduced by $255 million and the funded status level of plan increased to 103 percent.

11.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (Committee), or its designee, under the 2005 Stock Incentive Plan (2005 Plan) and the 2016 Omnibus Incentive Compensation Plan, as amended and restated (Omnibus Plan). The Company's stockholders approved the Omnibus Plan and authorized the Company to issue up to 32,700,000 shares of U. S. Steel common stock under the Omnibus Plan. While the awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of June 30, 2021, there were 16,428,281 shares available for future grants under the Omnibus Plan.

Recent grants of stock-based compensation consist of restricted stock units, total stockholder return (TSR) performance awards and return on capital employed (ROCE) performance awards. Shares of common stock under the Omnibus Plan are issued from authorized, but unissued stock. The following table is a summary of the awards made under the Omnibus Plan during the first six months of 2021 and 2020.

	2021		2020
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Restricted Stock Units	1,492,880	$18.30	2,640,690	$8.82
Performance Awards (c)
TSR	306,930	$19.46	671,390	$8.19
ROCE (d)	485,900	$17.92	—	$—
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

U. S. Steel recognized pretax stock-based compensation expense in the amount of $15 million and $9 million in the three-month periods ended June 30, 2021 and 2020, respectively and $26 million and $13 million in the first six months of 2021 and 2020 respectively.

As of June 30, 2021, total future compensation expense related to nonvested stock-based compensation arrangements was $48 million, and the weighted average period over which this expense is expected to be recognized is approximately 17 months.

Restricted stock units awarded as part of annual grants generally vest ratably over three years. Their fair value is the market price of the underlying common stock on the date of grant. Restricted stock units granted in connection with new-hire or retention grants generally cliff vest three years from the date of the grant.

TSR performance awards may vest at varying levels at the end of a three-year performance period if U. S. Steel's total stockholder return compared to the total stockholder return of a peer group of companies meets specified performance criteria with each year in the three-year performance period weighted at 20 percent and the full three-year performance weighted at 40 percent. TSR performance awards can vest at between zero and 200 percent of the target award. The fair value of the TSR performance awards is calculated using a Monte Carlo simulation.

ROCE performance awards may vest at the end of a three-year performance period contingent upon meeting the specified ROCE performance metric. ROCE performance awards can vest between zero and 200 percent of the target award. The fair value of the ROCE performance awards is the average market price of the underlying common stock on the date of grant.

12.    Income Taxes
Tax benefit
For the six months ended June 30, 2021 and 2020, the Company recorded a tax benefit of $36 million and $24 million, respectively. The tax benefit for the first six months of 2021 was based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss and discrete items recognized during the period.

The tax benefit for the six months ended June 30, 2021 includes a benefit of $262 million for the release of the domestic valuation allowance recorded against domestic deferred tax assets that are more likely than not to be realized. During the second quarter of 2021, the Company evaluated all available positive and negative evidence, including the impact of profitability generated from current year operations and future projections of profitability. As a result, the Company determined that all of its domestic deferred tax assets were more likely than not to be realized with the exception of certain of its state net operating losses and state tax credits and reversed the valuation allowance against those deferred tax assets accordingly.

The tax benefit for the six months ended June 30, 2020 includes a $14 million benefit related to recording a loss from continuing operations and income from other comprehensive income categories.

Throughout the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2021 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2021 could be materially different from the forecasted amount used to estimate the tax benefit for the six months ended June 30, 2021.
13.    Earnings and Dividends Per Common Share
Earnings (Loss) Per Share Attributable to United States Steel Corporation Stockholders
The effect of dilutive securities on weighted average common shares outstanding included in the calculation of diluted earnings (loss) per common share for the three and six months ended June 30, 2021 and June 30, 2020 were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2021	2020	2021	2020
Earnings (loss) attributable to United States Steel Corporation stockholders	$1,012	$(589)	$1,103	$(980)
Weighted-average shares outstanding (in thousands):
Basic	269,872	175,327	259,668	172,775
Effect of Senior Convertible Notes	11,975	—	10,439	—
Effect of stock options, restricted stock units and performance awards	4,490	—	4,405	—
Adjusted weighted-average shares outstanding, diluted	286,337	175,327	274,512	172,775
Basic earnings (loss) per common share	$3.75	$(3.36)	$4.25	$(5.67)
Diluted earnings (loss) per common share	$3.53	$(3.36)	$4.02	$(5.67)
Excluded from the computation of diluted earnings (loss) per common share due to their anti-dilutive effect were 0.9 million and 1.3 million outstanding securities granted under the Omnibus Plan for the three and six months ended June 30, 2021, respectively and 5.9 million and 5.4 million outstanding securities granted under the Omnibus Plan for the three and six months ended June 30, 2020, respectively.
Dividends Paid Per Share
The dividend for each of the first and second quarters of 2021 and 2020 was one cent per common share.
14.    Derivative Instruments
The USSE segment uses foreign exchange forward sales contracts (foreign exchange forwards) to exchange euros for U.S. dollars (USD), our Flat-Rolled segment used foreign exchange forwards to exchange USD for Canadian dollars and our Mini Mill segment uses foreign exchange forwards to exchange USD for euros. All of our foreign exchange forwards have maturities no longer than 13 months and are used to mitigate the risk of foreign currency exchange rate fluctuations and manage our foreign currency requirements. The USSE and Flat-Rolled segments use hedge accounting for their foreign exchange forwards. The Mini Mill segment has not elected hedge accounting; therefore, the changes in the fair value of their foreign exchange forwards are recognized immediately in the Condensed Consolidated Statements of Operations (mark-to-market accounting).

The Flat-Rolled and USSE segments also use financial swaps to protect from the commodity price risk associated with purchases of natural gas, zinc, tin and electricity (commodity purchase swaps). We elected cash flow hedge accounting for Flat-Rolled commodity purchase swaps for natural gas, zinc and tin and use mark-to-market accounting for electricity swaps used in our domestic operations and for commodity purchase swaps used in our European operations. The maximum derivative contract duration for commodity purchase swaps where hedge accounting was elected and was not elected is six months and 30 months, respectively.

The Flat-Rolled and Mini Mill segments have entered into financial swaps that are used to partially manage the sales price risk of certain hot-rolled coil sales (sales swaps). The Flat-Rolled segment uses hedge accounting for its sales swaps and the Mini Mill segment uses mark-to-market accounting for its sales swaps. Sales swaps have maturities of up to six months.
The table below shows the outstanding swap quantities used to hedge forecasted purchases and sales as of June 30, 2021 and June 30, 2020:

Hedge Contracts	Classification	June 30, 2021	June 30, 2020
Natural gas (in mmbtus)	Commodity purchase swaps	25,251,000	44,462,000
Tin (in metric tons)	Commodity purchase swaps	796	1,221
Zinc (in metric tons)	Commodity purchase swaps	12,851	12,564
Electricity (in megawatt hours)	Commodity purchase swaps	986,400	936,000
Hot-rolled coils (in tons)	Sales swaps	159,880	—
Foreign currency (in millions of euros)	Foreign exchange forwards	€278	€239
Foreign currency (in millions of dollars)	Foreign exchange forwards	$9	$—
Foreign currency (in millions of CAD)	Foreign exchange forwards	$—	$15

There were $34 million and $5 million in accounts receivable and $151 million and $54 million in accounts payable recorded for derivatives designated as hedging instruments as of June 30, 2021 and December 31, 2020, respectively. Amounts recorded in long-term asset and long-term liability accounts for derivatives were not material as of June 30, 2021 and December 31, 2020. Accounts payable recorded in the Condensed Consolidated Balance sheet for derivatives not designated as hedging instruments was $14 million as of June 30, 2021 and was immaterial as of December 31, 2020.

The table below summarizes the effect of hedge accounting on AOCI and amounts reclassified from AOCI into earnings for the three and six months ended June 30, 2021 and 2020:

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Location of Reclassification from AOCI (a)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Sales swaps	$(79)	$—	Net sales	$(23)	$—
Commodity purchase swaps	22	19	Cost of sales (b)	5	(12)
Foreign exchange forwards	2	(4)	Cost of sales	(5)	—
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items resulting in immaterial ineffectiveness.
(b) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Location of Reclassification from AOCI (a)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Sales swaps	$(123)	$—	Net sales	$(33)	$—
Commodity purchase swaps	32	11	Cost of sales (b)	4	(20)
Foreign exchange forwards	21	1	Cost of sales	(10)	—
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items resulting in immaterial ineffectiveness.
(b) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.

At current contract values, $31 million currently in AOCI as of June 30, 2021 will be recognized as a decrease in cost of sales over the next year and $149 million currently in AOCI as of June 30, 2021 will be recognized as a decrease in net sales over the next year.
The loss recognized for sales swaps where hedge accounting was not elected was $6 million and $15 million and was recognized in cost of sales for the three and six months ended June 30, 2021, respectively. The loss recognized for sales swaps where hedge accounting was not elected was not material for the three and six months ended June 30, 2020.
15.    Debt

(In millions)	Issuer/Borrower	Interest Rates %	Maturity	June 30, 2021	December 31, 2020
2037 Senior Notes	U. S. Steel	6.650	2037	350	350
2029 Senior Secured Notes	Big River Steel	6.625	2029	900	—
2029 Senior Notes	U. S. Steel	6.875	2029	750	—
2026 Senior Notes	U. S. Steel	6.250	2026	600	650
2026 Senior Convertible Notes	U. S. Steel	5.000	2026	350	350
2025 Senior Notes	U. S. Steel	6.875	2025	718	750
2025 Senior Secured Notes	U. S. Steel	12.000	2025	—	1,056
Arkansas Teacher Retirement System Notes Payable	Big River Steel	5.500 - 7.750	2023	106	—
Export-Import Credit Agreement	U. S. Steel	Variable	2021	—	180
Environmental Revenue Bonds	U. S. Steel	4.125 - 6.750	2024 - 2050	717	717
Environmental Revenue Bonds	Big River Steel	4.500 - 4.750	2049	752	—
Finance leases and all other obligations	U. S. Steel	Various	2021 - 2029	80	81
Finance leases and all other obligations	Big River Steel	Various	2021 - 2031	115	—
Export Credit Agreement (ECA)	U. S. Steel	Variable	2031	136	113
Credit Facility Agreement	U. S. Steel	Variable	2024	—	500
Big River Steel ABL Facility, $350 million	Big River Steel	Variable	2022	—	—
USSK Credit Agreement	U. S. Steel Kosice	Variable	2023	—	368
USSK Credit Facilities	U. S. Steel Kosice	Variable	2021	—	—
Total Debt				5,574	5,115
Less unamortized discount, premium, and debt issuance costs				8	228
Less short-term debt, long-term debt due within one year, and short-term issuance costs				763	192
Long-term debt				$4,803	$4,695

Senior Secured Notes, Senior Notes and Export-Import Credit Agreement Repayments
The following debt repayments were made by U. S. Steel during the six-month period ended June 30, 2021:

•All of the remaining outstanding principal of approximately $180 million under the Export-Import Credit Agreement was repaid. There were approximately $3 million in non-cash debt extinguishment costs associated with the repayment. The Export-Import Credit Agreement and related security interests were terminated in conjunction with the payment in full. No early termination penalties applied with respect to the prepayment.
•The full optional redemption of the outstanding 12.000% Senior Secured Notes due 2025 for an aggregate principal amount of approximately $1.056 billion was completed. There were redemption premiums and unamortized discount and debt issuance write-offs of approximately $181 million and $71 million, respectively related to the repayment.
•Open market repurchases were made of approximately $50 million and $32 million of aggregate principal on the 6.250% Senior Notes due 2026 and its 6.875% Senior Notes due 2025, respectively.

2025 Senior Notes
On June 17, 2021, U. S. Steel issued an irrevocable notice of redemption to redeem the entirety of its approximately $718 million aggregate principal amount of outstanding 6.875% Senior Notes due 2025 (2025 Senior Notes). The Company expects the total payment to the holders including the redemption premium to be approximately $730 million (reflecting a redemption price of 101.719% of the aggregate principal amount), plus accrued and unpaid interest to, but excluding, the redemption date of August 15, 2021. The 2025 Senior Notes will be redeemed with cash on hand. The 2025 Senior Notes are reflected in short-term debt and current maturities of long-term debt on the Condensed Consolidated Balance Sheet as of June 30, 2021.

2029 Senior Notes
On February 11, 2021, U. S. Steel issued $750 million aggregate principal amount of 6.875% Senior Notes due 2029 (2029 Senior Notes). U. S. Steel received net proceeds of approximately $739 million after fees of approximately $11 million related to underwriting and third-party expenses. The net proceeds from the issuance of the 2029 Senior Notes, together with the proceeds of our recent common stock issuance were used to redeem all of our outstanding 2025 Senior Secured Notes as discussed above. See Note 22 for further details regarding our recent common stock issuance. The 2029 Senior Notes will pay interest semi-annually in arrears on March 1 and September 1 of each year beginning on September 1, 2021, and will mature on March 1, 2029, unless earlier redeemed or repurchased.

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

2029 Senior Secured Notes
On September 18, 2020, Big River Steel's indirect subsidiaries, Big River Steel LLC and BRS Finance Corp. (Issuers), issued $900 million in aggregate principal amount of 6.625% Senior Secured Notes (Green Bonds) (2029 Senior Secured Notes). The 2029 Senior Secured Notes pay interest semi-annually in arrears on January 31 and July 31 of each year and will mature on January 31, 2029, unless earlier redeemed or repurchased.

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

The obligations under the 2029 Senior Secured Notes are fully and unconditionally guaranteed, jointly and severally, on a secured basis by the Issuers’ parent company, BRS Intermediate Holdings LLC (BRS Intermediate), which is a direct subsidiary of Big River Steel, and by all future direct and indirect wholly owned domestic subsidiaries of the Issuers. Additionally, the 2029 Senior Secured Notes and related guarantees are secured by (i) first priority liens on most of the tangible and intangible assets of the Issuers and the guarantors and all of the equity interests of the Issuers held by BRS Intermediate (shared in equal priority with each other pari passu lien secured party) (ii) and second priority liens on accounts receivable, inventory and certain other related assets of the Issuers and the guarantors (shared in equal priority with each other pari passu lien secured party).

If the Issuers or BRS Intermediate experience specified change in control events, the Issuers must make an offer to purchase the 2029 Senior Secured Notes. If the Issuers sell assets under specified circumstances, the Issuers must make an offer to purchase the 2029 Senior Secured Notes at a price equal to 100% of the aggregate principal amount plus accrued and unpaid interest. The Indenture also limits the ability of the Issuers and their restricted subsidiaries to: incur or guarantee additional indebtedness; pay dividends and make other restricted payments; make investments; consummate certain asset sales; engage in transactions with affiliates; grant or assume liens; and consolidate, merge or transfer all or substantially all of their assets. The Indenture also includes other customary events of default.

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

Arkansas Teacher Retirement System Notes Payable
Big River Steel entered into three financing agreements with the Arkansas Teacher Retirement System during 2018 and 2019. The interest rates on the notes range from 5.50% to 7.75% at present. Interest on these agreements may be paid-in-kind through the respective dates of maturity and therefore requires no interim debt service by Big River Steel prior to the date of maturity or early repayment, as the case may be. Big River Steel may prepay amounts owed under these agreements at any time without penalty. One such agreement has the benefit of a pledge of future income streams generated through an anticipated monetization of recycling tax credits provided by the State of Arkansas in conjunction with the expansion of Big River Steel. As of June 30, 2021, the outstanding balance for these financing agreements was $106 million.

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

The Big River Steel ABL Facility provides for borrowings for working capital and general corporate purposes in an amount equal up to the lesser of (a) $350 million and (b) a borrowing base calculated based on specified percentages of eligible accounts receivables and inventory, subject to certain adjustments and reserves. The Big River Steel ABL Facility matures on August 23, 2022. The outstanding principal balance was zero at June 30, 2021. Availability under the Big River Steel ABL Facility, pursuant to the available borrowing base was $350 million at June 30, 2021.

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

Credit Facility Agreement
As of June 30, 2021, there were approximately $5 million of letters of credit issued, and no loans drawn under the Fifth Amended and Restated Credit Facility Agreement (Credit Facility Agreement). U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of ten percent of the total aggregate commitments and $200 million. Based on the most recent four quarters as of June 30, 2021, the Company would have met the fixed charge coverage ratio test. In addition, since the value of our inventory and trade accounts receivable less specified reserves calculated in accordance with the Credit Facility Agreement do not support the full amount of the facility at June 30, 2021, the amount available to the Company under this facility was further reduced by $77 million. The availability under the Credit Facility Agreement was $1.918 billion as of June 30, 2021.

U. S. Steel Košice (USSK) Credit Facilities
At June 30, 2021, USSK had no borrowings under its €460 million (approximately $547 million) revolving credit facility (USSK Credit Agreement).

At June 30, 2021, USSK had no borrowings under its €20 million and €10 million credit facilities (collectively, approximately $36 million) and the availability was approximately $32 million due to approximately $4 million of customs and other guarantees outstanding.
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
Big River Steel
On October 31, 2019, a wholly owned subsidiary of U. S. Steel purchased a 49.9% ownership interest in Big River Steel. The transaction included a call option (U. S. Steel Call Option) to acquire the remaining equity interest within the next four years at an agreed-upon price formula. The investment purchase included other options that were marked to fair value during 2020. The net change in fair value of the options during the six months ended June 30, 2020 resulted in a $6 million decrease to other financial costs. When the U. S. Steel Call Option was exercised on December 8, 2020, the other options were legally extinguished and a new contingent forward asset was recorded for $11 million. As the contingent forward was a contract to purchase a business, it was no longer considered a derivative subject to ASC 815, Derivative Instruments and Hedging Activities, and was not subject to subsequent fair value adjustments. The contingent forward asset was removed with the recognition of the gain on the previously held investment in Big River Steel when the purchase of the remaining interest closed on January 15, 2021. See Note 20 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2020 and Note 5 for further details.

Prior to exercise of the U. S. Steel Call Option, the options were marked to fair value each period using a Monte Carlo simulation which is considered a Level 3 valuation technique. Level 3 valuation techniques include inputs to the valuation methodology that are considered unobservable and significant to the fair value measurement. The simulation relied on assumptions that included Big River Steel's equity value, volatility, the risk-free interest rate and U. S. Steel's credit spread.
Stelco Option for Minntac Mine Interest
On April 30, 2020 (Effective Date), the Company entered into an Option Agreement with Stelco, Inc. (Stelco), that grants Stelco the option to purchase a 25 percent interest (Option Interest) in a to-be-formed entity (Joint Venture) that will own the Company’s current iron ore mine located in Mt. Iron, Minnesota (Minntac Mine). As consideration for the Option, Stelco paid the Company an aggregate amount of $100 million in five $20 million installments, which began on the Effective Date and ended on December 31, 2020 and are recorded net of transaction costs in noncontrolling interest in the Condensed Consolidated Balance Sheet. In the event Stelco exercises the option, Stelco will contribute an additional $500 million to the Joint Venture, which amount shall be remitted solely to U. S. Steel in the form of a one-time special distribution, and the parties will engage in good faith negotiations to finalize the master agreement (pursuant to which Stelco will acquire the Option Interest) and the limited liability company agreement of the Joint Venture.
The following table summarizes U. S. Steel’s financial liabilities that were not carried at fair value at June 30, 2021 and December 31, 2020. The fair value of long-term debt was determined using Level 2 inputs.

	June 30, 2021		December 31, 2020
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Short-term and long-term debt (a)	$6,005	$5,265	$5,323	$4,806
(a) Excludes finance lease obligations.

17.    Statement of Changes in Stockholders’ Equity

The following table reflects the first six months of 2021 and 2020 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Six Months Ended June 30, 2021 (In millions)	Total	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,879	$(623)	$(47)	$229	$(175)	$4,402	$93
Comprehensive income (loss):
Net earnings	91	91	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	24	—	24	—	—	—	—
Currency translation adjustment	(47)	—	(47)	—	—	—	—
Derivative financial instruments	(20)	—	(20)	—	—	—	—
Employee stock plans	6	—	—	2	(7)	11	—
Common Stock Issued	790	—	—	48	—	742	—
Dividends paid on common stock	(3)	—	—	—	—	(3)	—
Balance at March 31, 2021	$4,720	$(532)	$(90)	$279	$(182)	$5,152	$93
Comprehensive income (loss):
Net earnings	1,012	1,012	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	205	—	205	—	—	—	—
Currency translation adjustment	23	—	23	—	—	—	—
Derivative financial instruments	(31)	—	(31)	—	—	—	—
Employee stock plans	17	—	—	—	(1)	18	—
Dividends paid on common stock	(2)	—	—	—	—	(2)	—
Other	(1)	—	—	—	—	—	(1)
Balance at June 30, 2021	$5,943	$480	$107	$279	$(183)	$5,168	$92

Six Months Ended June 30, 2020 (In millions)	Total	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$4,093	$544	$(478)	$179	$(173)	$4,020	$1
Comprehensive income (loss):
Net loss	(391)	(391)	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	52	—	52	—	—	—	—
Currency translation adjustment	(23)	—	(23)	—	—	—	—
Derivative financial instruments	(5)	—	(5)	—	—	—	—
Employee stock plans	2	—	—	—	(2)	4	—
Dividends paid on common stock	(2)	(2)	—	—	—	—	—
Balance at March 31, 2020	$3,726	$151	$(454)	$179	$(175)	$4,024	$1
Comprehensive income (loss):
Net loss	(589)	(589)	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	29	—	29	—	—	—	—
Currency translation adjustment	20	—	20	—	—	—	—
Derivative financial instruments	15	—	15	—	—	—	—
Employee stock plans	8	—	—	—	—	8	—
Common Stock Issued	410	—	—	50	—	360	—
Dividends paid on common stock	(1)	—	—	—	—	(1)	—
Stelco Option Agreement	37	—	—	—	—	—	37
Other	(1)	—	—	—	—	—	(1)
Balance at June 30, 2020	$3,654	$(438)	$(390)	$229	$(175)	$4,391	$37

18.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions)	Pension and Other Benefit Items	Foreign Currency Items	Unrealized Gain (Loss) on Derivatives	Total
Balance at December 31, 2020	$(458)	$449	$(38)	$(47)
Other comprehensive income (loss) before reclassifications	191	(24)	(79)	88
Amounts reclassified from AOCI (a)	38	—	28	66
Net current-period other comprehensive income (loss)	229	(24)	(51)	154
Balance at June 30, 2021	$(229)	$425	$(89)	$107

Balance at December 31, 2019	$(843)	$381	$(16)	$(478)
Other comprehensive income (loss) before reclassifications	8	(3)	(8)	(3)
Amounts reclassified from AOCI (a)	73	—	18	91
Net current-period other comprehensive income (loss)	81	(3)	10	88
Balance at June 30, 2020	$(762)	$378	$(6)	$(390)
(a) See table below for further details.

	Amount reclassified from AOCI (a)
	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI components (in millions)	2021	2020	2021	2020
Amortization of pension and other benefit items
Prior service credits (a)	$(6)	$(1)	$(13)	$(3)
Actuarial losses (a)	32	32	63	64
Settlement, termination and curtailment losses (a)	1	—	1	—
UPI Purchase Accounting Adjustment	—	—	—	23
Total pensions and other benefits items	27	31	51	84
Derivative reclassifications to Condensed Consolidated Statements of Operations	22	10	37	22
Total before tax	49	41	88	106
Tax provision	(21)	(7)	(22)	(15)
Net of tax	$28	$34	$66	$91
(a) These AOCI components are included in the computation of net periodic benefit cost. See Note 10 for additional details.
19.    Transactions with Related Parties
Related party sales and service transactions are primarily related to equity investees and were $341 million and $91 million for the three months ended June 30, 2021 and 2020, respectively and $636 million and $442 million for the six months ended June 30, 2021 and 2020, respectively.
Accounts payable to related parties include balances due to PRO-TEC Coating Company, LLC (PRO-TEC) of $143 million and $86 million at June 30, 2021 and December 31, 2020, respectively for invoicing and receivables collection services provided by U. S. Steel on PRO-TEC's behalf. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $1 million and $19 million for the periods ending June 30, 2021 and December 31, 2020, respectively.
Purchases from related parties for outside processing services provided by equity investees amounted to $6 million and $10 million for the three months ended June 30, 2021 and 2020, respectively and $26 million and $38 million for the six months ended June 30, 2021 and 2020, respectively. Purchases of iron ore pellets from related parties amounted to $30 million and $16 million for the three months ended June 30, 2021 and 2020, respectively and $54 million and $34 million for the six months ended June 30, 2021 and 2020, respectively.

20.    Restructuring and Other Charges
During the three months ended June 30, 2021, the Company recorded restructuring and other charges of $31 million, which consist of $25 million for Great Lakes Works and $6 million for environmental and other charges. Cash payments were made related to severance and exit costs of approximately $15 million.
During the six months ended June 30, 2021, the Company recorded restructuring and other charges of $37 million, which consists of $27 million for Great Lakes Works and $10 million for environmental related charges at other facilities and costs related to severance. Cash payments were made related to severance and exit costs of approximately $44 million.
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
The activity in the accrued balances incurred in relation to restructuring programs during the six months ended June 30, 2021 were as follows:

(In millions)	Employee Related Costs	Exit Costs	Non-cash Charges	Total
Balance at December 31, 2020	$51	$126	$—	$177
Additional charges	3	33	1	37
Cash payments/utilization (a)	(27)	(23)	(1)	(51)
Balance at June 30, 2021	$27	$136	$—	$163
(a)Payments of $6 million were made from the pension fund trust.

Accrued liabilities for restructuring programs are included in the following balance sheet lines:

(In millions)	June 30, 2021	December 31, 2020
Accounts payable	$38	$34
Payroll and benefits payable	11	29
Employee benefits	16	22
Deferred credits and other noncurrent liabilities	98	92
Total	$163	$177
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
Asbestos matters – As of June 30, 2021, U. S. Steel was a defendant in approximately 935 active cases involving approximately 2,525 plaintiffs. The vast majority of these cases involve multiple defendants. About 1,545, or approximately 61 percent, of these plaintiff claims are currently pending in a jurisdiction which permits filings with massive numbers of plaintiffs. At December 31, 2020, U. S. Steel was a defendant in approximately 855 cases involving approximately 2,445 plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

The following table shows the number of asbestos claims in the current period and the prior three years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved (a)	New Claims	Closing Number of Claims
December 31, 2018	3,315	1,285	290	2,320
December 31, 2019	2,320	195	265	2,390
December 31, 2020	2,390	240	295	2,445
June 30, 2021	2,445	75	155	2,525
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

(In millions)	Six Months Ended June 30, 2021
Beginning of period	$146
Accruals for environmental remediation deemed probable and reasonably estimable	2
Obligations settled	(10)
End of period	$138
Accrued liabilities for remediation activities are included in the following Condensed Consolidated Balance Sheet lines:

(In millions)	June 30, 2021	December 31, 2020
Accounts payable and other accrued liabilities	$42	$43
Deferred credits and other noncurrent liabilities	96	103
Total	$138	$146
Expenses related to remediation are recorded in cost of sales and were immaterial for both the six-month periods ended June 30, 2021 and June 30, 2020. It is not currently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 40 to 60 percent.
Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, the Company categorizes projects as follows:

(1)Projects with Ongoing Study and Scope Development - Projects which are still in the development phase. For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are five environmental remediation projects where additional costs for completion are not currently estimable, but could be material. These projects are at Fairfield Works, Lorain Tubular, USS-POSCO Industries (UPI), Duluth Works and the former steelmaking plant at Joliet, Illinois. As of June 30, 2021, accrued liabilities for these projects totaled $34 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $50 million to $75 million.
(2)Significant Projects with Defined Scope - Projects with significant accrued liabilities with a defined scope. As of June 30, 2021, there are two significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $43 million. These projects are Gary Resource Conservation and Recovery Act (RCRA) (accrued liability of $24 million) and the former Geneva facility (accrued liability of $19 million).
(3)Other Projects with a Defined Scope - Projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are three other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at June 30, 2021 was $7 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.
The remaining environmental remediation projects each have an accrued liability of less than $1 million each. The total accrued liability for these projects at June 30, 2021 was approximately $6 million. The Company does not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $23 million at June 30, 2021 and were based on known scopes of work.
Administrative and Legal Costs – As of June 30, 2021, U. S. Steel had an accrued liability of $13 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to comply with various regulations, laws and other requirements relating to the environment. Such capital expenditures totaled $7 million in both the first six months of 2021 and 2020. U. S. Steel anticipates making additional such expenditures in the future, which may be material; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
European Union (EU) Environmental Requirements - Phase IV of the EU Emissions Trading System (EU ETS) commenced on January 1, 2021 and will finish on December 31, 2030. The European Commission issued final approval of the Slovak National Allocation table in July 2021. The Slovak Ministry of Environment's decision on USSE’s free allocation for the first five years of the Phase IV period is expected by the end of September 2021. In the fourth quarter of 2020 USSE started purchasing European Union Allowances (EUA) for the Phase IV period. As of June 30, 2021, we have pre-purchased approximately 2.0 million EUA totaling €67 million (approximately $79 million).
The EU’s Industrial Emissions Directive requires implementation of EU-determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to comply with or go beyond BAT requirements were €138 million (approximately $164 million) over the actual program period. These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. USSK complied with these covenants as of June 30, 2021. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g. bank guarantee) to secure 50 percent of the EU funding received.
Environmental indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were divested. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties divested and deconsolidated. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $138 million of accrued liabilities for remediation discussed above), there are no other known probable and estimable environmental liabilities related to these transactions.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $7 million at June 30, 2021.

Other contingencies – Under certain lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $21 million at June 30, 2021). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $215 million as of June 30, 2021, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by the Credit Facility Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $142 million and $133 million at June 30, 2021 and December 31, 2020, respectively.
Capital Commitments – At June 30, 2021, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $573 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2021	2022	2023	2024	2025	Later Years	Total
$616	$1,136	$464	$227	$204	$842	$3,489
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, and certain energy and utility services with terms ranging from two to 15 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of June 30, 2021, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $95 million.
Total payments relating to unconditional purchase obligations were $169 million and $134 million for the three months ended June 30, 2021 and 2020, respectively, and $369 million and $302 million for the six months ended June 30, 2021 and 2020, respectively.
22.    Common Stock Issued
In February 2021, U. S. Steel issued 48,300,000 shares of common stock for net proceeds of approximately $790 million.
In June 2020, U. S. Steel issued 50 million shares of common stock for net proceeds of approximately $410 million.
23.    Subsequent Event
On July 23, 2021, U. S. Steel announced changes to its Credit Facility Agreement and Big River Steel ABL Facility that reward performance in meeting sustainability targets, part of the ongoing execution of the company’s Best for All℠ strategy of creating profitable pathways to sustainable steelmaking. The Credit Facility Agreement has been amended to include an increase or decrease in the margin payable based on achievement targets related to carbon reduction, safety performance and facility certifications by ResponsibleSteelTM. In addition to the new sustainability link, the Credit Facility Agreement has been amended to reduce the credit line to $1.75 billion from $2.0 billion, which is consistent with the Company's efforts to optimize its global liquidity position.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
U. S. Steel's results in the three and six months ended June 30, 2021 compared to the same periods in 2020 benefited from significantly improved business conditions as certain challenges presented by the COVID-19 pandemic began to subside. Flat-

Rolled results improved due to higher steel demand across most consumer and manufacturing industries, pushing both spot and contract prices higher. In Mini Mill, with the acquisition of Big River Steel on January 15, 2021, results were added for the first time in the first quarter of 2021. USSE results improved due to stronger performance of the manufacturing and construction sectors and higher selling prices though continued high levels of imports persist. In Tubular, net sales increased slightly in the three months ended June 30, 2021 and decreased in the six months ended June 30, 2021 as disruptions in the oil and gas industry continue to create significant reductions of drilling activity in the U.S. and continued high levels of tubular imports persist.

Net sales by segment for the three months and six months ended June 30, 2021 and 2020 are set forth in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, excluding intersegment sales)	2021	2020	% Change	2021	2020	% Change
Flat-Rolled Products (Flat-Rolled)	$2,991	$1,497	100%	$5,263	$3,471	52%
Mini Mill (a)	759	—	n/a	1,209	—	n/a
U. S. Steel Europe (USSE)	1,078	403	167%	1,876	908	107%
Tubular Products (Tubular)	184	182	1%	318	437	(27)%
Total sales from reportable segments	5,012	2,082	141%	8,666	4,816	80%
Other	13	9	44%	23	23	—%
Net sales	$5,025	$2,091	140%	$8,689	$4,839	80%
(a) Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended June 30, 2021 versus the three months ended June 30, 2020 is set forth in the following table:

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Other (c)	Net Change
Flat-Rolled	26%	58%	(1)%	—%	17%	100%
Mini Mill (d)	n/a	n/a	n/a	n/a	n/a	n/a
USSE	87%	77%	(14)%	18%	(1)%	167%
Tubular	(20)%	14%	6%	—%	1%	1%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
(c) Primarily of sales of raw materials and coke making by-products
(d) Not applicable (n/a), Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.

Net sales for the three months ended June 30, 2021 compared to the same period in 2020 were $5,025 million and $2,091 million, respectively.
•For the Flat-Rolled segment the increase in sales primarily resulted from higher average realized prices ($357 per ton) and increased shipments (536 thousand tons) across most products.
•For the USSE segment the increase in sales primarily resulted from higher average realized prices ($273 per net ton) and increased shipments (557 thousand tons) across all products.
•For the Tubular segment the increase in sales primarily resulted from higher average realized prices ($345 per net ton) across all products, partially offset by decreased shipments (27 thousand tons) predominantly for electric resistance welded (ERW) products.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the six months ended June 30, 2021 versus the six months ended June 30, 2020 is set forth in the following table:

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Other (c)	Net Change
Flat-Rolled	8%	34%	2%	—%	8%	52%
Mini Mill (d)	n/a	n/a	n/a	n/a	n/a	n/a
USSE	55%	45%	(7)%	15%	(1)%	107%
Tubular	(38)%	6%	4%	—%	1%	(27)%
(a) Excludes intersegment sales
(b) Foreign currency translation effects
(c) Primarily of sales of raw materials and coke making by-products
(d) Not applicable (n/a), Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.

Net sales for the six months ended June 30, 2021 compared to the same period in 2020 were $8,689 million and $4,839 million, respectively.
•For the Flat-Rolled segment the increase in sales primarily resulted from higher average realized prices ($268 per ton) across all products and increased shipments (359 thousand tons) primarily for cold-rolled and coated sheet products.
•For the USSE segment the increase in sales primarily resulted from higher average realized prices ($211 per net ton) across all products and increased shipments (799 thousand tons) across most products.
•For the Tubular segment the decrease in sales primarily resulted from decreased shipments (125 thousand tons) across all products, partially offset by higher average realized prices ($228 per net ton) predominantly for seamless products.

Selling, general and administrative expenses

Selling, general and administrative expenses were $106 million and $208 million in the three months and six months ended June 30, 2021, respectively, compared to $62 million and $134 million in the three months and six months ended June 30, 2020, respectively. The increase in expenses in the three and six months ended June 30, 2021 versus the same periods in 2020 primarily resulted from increased profit based payments and the addition of Big River Steel with the purchase of its remaining equity interest.

Restructuring and other charges
During the three months and six months ended June 30, 2021, the Company recorded restructuring and other charges of $31 million and $37 million, respectively compared to $89 million and $130 million in the three months and six months ended June 30, 2020, respectively. See Note 20 to the Condensed Consolidated Financial Statements for further details.

Strategic projects and technology investments

We are delivering on our customer-centric and world-competitive, Best of BothSM strategy, by combining the best of the integrated steelmaking model with the best of the mini mill steelmaking model. We are reshaping U. S. Steel to be Best for AllSM by providing customers with profitable steel solutions for all of our stakeholders. We will continue to expand our capabilities to deliver product and process innovation to create unmatched value for our customers while enhancing our earnings profile and delivering long-term cash flow through industry cycles.

On January 15, 2021, the Company completed a significant strategic step with the acquisition of the remaining equity interest in Big River Steel for approximately $625 million in cash net of $36 million and $62 million in cash and restricted cash received, respectively, and the assumption of liabilities of approximately $50 million. The results of Big River Steel are reflected within the new Mini Mill segment. The acquisition of Big River Steel increased U. S. Steel's annual raw steel production capability by 3.3 million net tons to 26.2 million net tons. The Mini Mill segment has two electric arc furnaces (EAFs), two ladle metallurgical furnace stations (LMFs), a Ruhrstahl Heraeus degasser, two continuous slab casters, a pickle line tandem cold mill, batch annealing, a temper mill and a galvanizing line. Big River Steel commenced commercial production on the second EAF during the fourth quarter of 2020, doubling its raw steel production capacity. In the second quarter, the Company announced plans to build a non-grain oriented (NGO) electrical steel line at Big River Steel. The Company expects this investment to make Big River Steel a leader in NGO electric steels by delivering product capabilities unmatched in today's market. The approximately $450 million investment is expected to be funded by cash generated from Big River Steel's robust profitability and cash flow. The 200,000 ton NGO electrical steel line is expected to deliver first coil in September 2023 and be available to meet the growing electric vehicle demand expected in the United States over the coming years.

In addition to the investments at Big River Steel, the Company will continue to evaluate capability-focused opportunities across the Flat-Rolled segment, including at the Gary Hot Strip Mill.

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

In December 2019, U. S. Steel announced that it would indefinitely idle a significant portion of Great Lakes Works due to market conditions including continued high levels of imports. The Company began idling the iron and steelmaking facilities in March 2020 and the hot strip mill rolling facility in June 2020. The carrying value of the Great Lakes Works facilities that were indefinitely idled was approximately $310 million as of June 30, 2021.

In December 2019, the Company completed the indefinite idling of its East Chicago Tin (ECT) operations within its Flat-Rolled segment. ECT was indefinitely idled primarily due to increased tin import levels in the U.S. Additionally, U. S. Steel indefinitely idled its finishing facility in Dearborn, Michigan (which operates an electrolytic galvanizing line), during the fourth quarter of 2019. The carrying value of these facilities was approximately $15 million as of June 30, 2021.

In 2020, we took actions to adjust our footprint by temporarily idling certain operations for an indefinite period to better align production with customer demand and respond to the impacts from the COVID-19 pandemic. The operations that were initially idled in 2020 and remained idle as of June 30, 2021 included:
•Blast Furnace A at Granite City Works
•Lone Star Tubular Operations
•Lorain Tubular Operations
•Wheeling Machine Products coupling production facility at Hughes Springs, Texas

As of June 30, 2021 the carrying value of the idled fixed assets for facilities noted above was: Granite City Works Blast Furnace A, $60 million; Lone Star Tubular Operations, $5 million; Lorain Tubular Operations, $70 million and Wheeling Machine Product's production facility, immaterial.

Earnings (loss) before interest and income taxes by segment is set forth in the following table:

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
(Dollars in millions)	2021	2020		2021	2020
Flat-Rolled	$579	$(329)	276%	$725	$(364)	299%
Mini Mill (a)	284	—	n/a	416	—	n/a
USSE	207	(26)	896%	312	(40)	880%
Tubular	—	(47)	100%	(29)	(95)	69%
Total earnings (loss) from reportable segments	1,070	(402)	366%	1,424	(499)	385%
Other	14	(21)	167%	22	(20)	210%
Segment earnings (loss) before interest and income taxes	1,084	(423)	356%	1,446	(519)	379%
Items not allocated to segments:
Big River Steel - inventory step-up amortization	—	—		(24)	—
Big River Steel - unrealized losses	(6)	—		(15)	—
Big River Steel - acquisition costs	—	—		(9)	—
Restructuring and other charges	(31)	(89)		(37)	(130)
Gain on previously held investment in Big River Steel	—			111
Asset impairment charge	(28)	—		(28)	(263)
Property sale	15	—		15	—
Tubular inventory impairment	—	(24)		—	(24)
Gain on previously held investment in UPI	—	—		—	25
December 24, 2018 Clairton coke making facility fire	$—	$4		$—	$4
Total earnings (loss) before interest and income taxes	$1,034	$(532)	294%	$1,459	$(907)	261%
(a) Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.

Segment results for Flat-Rolled

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2021	2020		2021	2020
Earnings (loss) before interest and taxes ($ millions)	$579	$(329)	276%	$725	$(364)	299%
Gross margin	25%	(10)%	35%	21%	—%	21%
Raw steel production (mnt)	2,485	1,468	69%	5,066	4,616	10%
Capability utilization	59%	35%	24%	60%	54%	6%
Steel shipments (mnt)	2,326	1,790	30%	4,658	4,299	8%
Average realized steel price per ton	$1,078	$721	50%	$983	$715	37%

The increase in Flat-Rolled results for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to:
•increased average realized prices (approximately $850 million)
•increased shipments (approximately $10 million)
•increased mining sales (approximately $105 million)
•increased coke sales (approximately $30 million),
this change was partially offset by:
•higher raw material costs (approximately $15 million)
•higher other costs, primarily variable compensation partially offset by favorable equity investee income, (approximately $70 million).

The increase in Flat-Rolled results for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to:
•increased average realized prices (approximately $1,195 million)
•increased mining sales (approximately $75 million)

•increased coke sales (approximately $30 million),
this change was partially offset by:
•higher raw material costs (approximately $35 million)
•higher energy costs (approximately $15 million)
•higher other costs, primarily variable compensation (approximately $160 million).
Gross margin for the three and six months ended June 30, 2021 compared to the same period in 2020 increased primarily as a result of higher sales volume and average realized prices.
Segment results for Mini Mill (a)

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020
Earnings before interest and taxes ($ millions)	$284	$—	n/a	$416	$—	n/a
Gross margin	45%	—%	n/a	41%	—%	n/a
Raw steel production (mnt)	747	—	n/a	1,257	—	n/a
Capability utilization	91%	—%	n/a	84%	—%	n/a
Steel shipments (mnt)	616	—	n/a	1,063	—	n/a
Average realized steel price per ton	$1,207	$—	n/a	$1,106	$—	n/a
(a) Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.
Segment results for USSE

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020
Earnings (loss) before interest and taxes ($ millions)	$207	$(26)	896%	$312	$(40)	880%
Gross margin	22%	2%	20%	20%	3%	17%
Raw steel production (mnt)	1,279	645	98%	2,476	1,527	62%
Capability utilization	103%	52%	51%	100%	61%	39%
Steel shipments (mnt)	1,167	610	91%	2,210	1,411	57%
Average realized steel price per ($/ton)	$905	$632	43%	$831	$620	34%
Average realized steel price per (€/ton)	€750	€575	30%	€689	€563	22%

The increase in USSE results for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to:
•increased average realized prices (approximately $300 million)
•increased shipments, including volume efficiencies (approximately $30 million)
•strengthening of the Euro versus the U.S. dollar (approximately $30 million)
•increased energy efficiencies (approximately $5 million),
these changes were partially offset by:
•higher raw material costs (approximately $120 million)
•increased operating costs (approximately $5 million)
•higher other costs (approximately $10 million).

The increase in USSE results for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to:
•increased average realized prices (approximately $400 million)
•increased shipments, including volume efficiencies (approximately $30 million)
•strengthening of the Euro versus the U.S. dollar (approximately $45 million)
•increased energy efficiencies (approximately $15 million),
these changes were partially offset by:
•higher raw material costs (approximately $120 million)
•increased operating costs (approximately $10 million)
•higher other costs (approximately $10 million).
Gross margin for the three and six months ended June 30, 2021 compared to the same periods in 2020 increased primarily as a result of higher sales volume and higher average realized prices.

Segment results for Tubular

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020
Loss before interest and taxes ($ millions)	$—	$(47)	100%	$(29)	$(95)	69%
Gross margin	7%	(21)%	28%	(1)%	(16)%	15%
Raw steel production (mnt) (a)	114	—	n/a	207	—	n/a
Capability utilization (a)	51%	—%	51%	46%	—%	46%
Steel shipments (mnt)	105	132	(20)%	194	319	(39)%
Average realized steel price per ton	$1,633	$1,288	27%	$1,513	$1,285	18%
(a) Tubular segment raw steel added in October 2020 with the start-up of the new electric arc furnace.

The increase in Tubular results for the three months ended June 30, 2021 as compared to the same period in 2020 occurred despite continued high levels of imports and was primarily due to:
•increased average realized prices (approximately $35 million)
•lower other costs, primarily idled plant carrying costs, (approximately $20 million), these changes were partially offset by:
•higher raw material costs (approximately $5 million)
•higher energy costs (approximately $5 million).

The increase in Tubular results for the six months ended June 30, 2021 as compared to the same period in 2020 occurred despite continued high levels of imports and was primarily due to:
•increased average realized prices (approximately $35 million)
•lower operating costs (approximately $10 million)
•lower other costs, primarily idled plant carrying costs, (approximately $40 million), these changes were partially offset by:
•decreased shipments (approximately $5 million)
•higher raw material costs (approximately $10 million)
•higher energy costs (approximately $5 million).
Gross margin for the three and six months ended June 30, 2021 compared to the same periods in 2020 increased primarily as a result of higher average realized prices and positive cost improvements from the new EAF and plant idlings, partially offset by increased raw material costs.

Items not allocated to segments

•We recorded Big River Steel - inventory step-up amortization charge of $24 million in the six months ended June 30, 2021. See Note 5 to the Condensed Consolidated Financial Statements for further details.
•We recorded Big River Steel - unrealized losses of $6 million and $15 million in the three months and six months ended June 30, 2021, respectively for the post-acquisition mark-to-market impacts of hedging instruments acquired with the purchase of the remaining equity interest in Big River Steel. See Note 14 to the Condensed Consolidated Financial Statements for further details.
•We recorded Big River Steel - acquisition costs of $9 million in the six months ended June 30, 2021. See Note 5 to the Condensed Consolidated Financial Statements for further details.
•We recorded restructuring and other charges of $31 million and $37 million in the three months and six months ended June 30, 2021, respectively. See Note 20 to the Condensed Consolidated Financial Statements for further details.
•We recorded a gain on previously held equity investment in Big River Steel of $111 million in the six months ended June 30, 2021. See Note 5 to the Condensed Consolidated Financial Statements for further details.
•We recorded an impairment of $28 million for the Mon Valley Works endless casting and rolling project. See Note 1 to the Condensed Consolidated Financial Statement for further details.
•We recorded a property sale gain of $15 million on the sale of a non-core real estate asset.

Net interest and other financial costs

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2021	2020		2021	2020
Interest expense	$84	$64	(31)%	$176	$114	(54)%
Interest income	(1)	(1)	—%	(2)	(5)	(60)%
Loss on debt extinguishment	1	—	(100)%	256	—	(100)%
Other financial costs	4	7	43%	22	4	(450)%
Net periodic benefit income	(29)	(8)	263%	(60)	(16)	275%
Total net interest and other financial costs	$59	$62	5%	$392	$97	(304)%

Net interest and other financial costs decreased in the three months ended June 30, 2021 as compared to the same period last year from an increase in net periodic benefit income (as discussed further below), partially offset by increased interest expense.

Net interest and other financial costs increased in the six months ended June 30, 2021 as compared to the same period last year from increased interest expense, debt retirement costs and higher other financial costs, partially offset by an increase in net periodic benefit income (as discussed below).

The net periodic benefit income components of pension and other benefit costs are reflected in the table above, and increased in the three months and six months ended June 30, 2021 as compared to the same periods last year primarily due to better than expected asset performance and lower amortization of prior service costs.
Income taxes
The income tax benefit was $(37) million and $(36) million in the three and six months ended June 30, 2021, respectively compared to $(5) million and $(24) million in the three and six months ended June 30, 2020, respectively.

At June 30, 2021, U. S. Steel determined, based upon weighing all positive and negative evidence, that a full valuation allowance for the domestic deferred tax assets was no longer required. Accordingly, we reversed all of the domestic valuation allowance except for a portion of the domestic valuation allowance related to certain state net operating losses and state tax credits, which resulted in a $262 million non-cash net benefit to earnings. That determination was based, in part, on U. S. Steel’s cumulative income from the past three years and projections of income in future years. The release of the valuation allowance contains discrete and current year impacts that are recorded in the income tax benefit and will be remeasured in upcoming 2021 periods.

The tax benefit for the six months ended June 30, 2020 includes a $14 million benefit related to recording a loss from continuing operations and income from other comprehensive income categories.

Net earnings attributable to United States Steel Corporation were $1,012 million and $1,103 million in the three and six months ended June 30, 2021, respectively, compared to a net loss of $(589) million and $(980) million in the three and six months ended June 30, 2020, respectively. The changes primarily reflect the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1,103 million for the six months ended June 30, 2021 compared to net cash used by operating activities of $362 million in the same period last year. The increase in cash from operations is primarily due to stronger financial results, partially offset by changes in working capital period over period. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.

Our cash conversion cycle for the second quarter of 2021 improved by ten days as compared to the fourth quarter of 2020 as shown below:

Cash Conversion Cycle	2021		2020
	$ millions	Days	$ millions	Days
Accounts receivable, net (a)	$2,010	33	$994	38

+ Inventories (b)	$1,914	45	$1,402	54

- Accounts Payable and Other Accrued Liabilities (c)	$2,684	64	$1,861	68

= Cash Conversion Cycle (d)		14		24
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

Capital expenditures for the six months ended June 30, 2021, were $284 million, compared with $455 million in the same period in 2020. Flat-Rolled capital expenditures were $167 million and included spending for Mon Valley Works Endless Casting and Rolling, Gary Hot Strip Mill upgrades, Mining Equipment and various other infrastructure, environmental, and strategic projects. Mini Mill capital expenditures were $56 million and primarily included spending for Phase II expansion. USSE capital expenditures of $26 million consisted of spending for Degasser improvements, Dynamo Line and various other infrastructure, and environmental projects. Tubular capital expenditures were $34 million and included spending for the Fairfield Electric Arc Furnace (EAF) project and various other infrastructure, and environmental projects.
U. S. Steel’s contractual commitments to acquire property, plant and equipment at June 30, 2021, totaled $573 million.

Net cash used by financing activities was $855 million for the six months ended June 30, 2021 compared to net cash provided of $2,306 million in the same period last year. The decrease was primarily due to the repayment of debt, partially offset by the issuance of common stock.
The following table summarizes U. S. Steel’s liquidity as of June 30, 2021:

(Dollars in millions)
Cash and cash equivalents	$1,329
Amount available under Credit Facility Agreement	1,918
Amount available under Big River Steel - Revolving Line of Credit	350
Amount available under USSK credit facilities	579
Total estimated liquidity	$4,176

In the first half of 2021, we issued 48,300,000 shares of common stock for net proceeds of approximately $790 million and issued $750 million in aggregate principal amount of 6.875% Senior Notes due 2029 (2029 Senior Notes) for net proceeds of $739 million after transaction costs. With the common stock and 2029 Senior Notes issuance proceeds and cash on hand we fully redeemed our 12.000% Senior Secured Notes due 2025 in the aggregate principal amount of $1.056 billion plus premiums of $181 million, repaid in full our Export-Import Credit Agreement in the amount of $180 million and reduced the borrowing under our Credit Facility Agreement and USSK Facility Agreement by $500 million and $368 million, respectively. See Note 15 to the Condensed Consolidated Financial Statements for further details.

On June 17, 2021, U. S. Steel issued an irrevocable notice of redemption to redeem the entirety of its approximately $718 million aggregate principal amount of outstanding 6.875% Senior Notes due 2025 (2025 Senior Notes). The Company expects the total payment to the holders including the redemption premium to be approximately $730 million (reflecting a redemption price of 101.719% of the aggregate principal amount), plus accrued and unpaid interest to, but excluding, the redemption date of August 15, 2021. The 2025 Senior Notes will be redeemed with cash on hand. The 2025 Senior Notes are reflected in short-term debt and current maturities of long-term debt on the Condensed Consolidated Balance Sheet as of June 30, 2021.

With the acquisition of Big River Steel on January 15, 2021 we assumed additional indebtedness. Below is a summary of the most significant debt acquired as of June 30, 2021. See Note 15 to the Condensed Consolidated Financial Statements for further details.
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
•Arkansas Teacher Retirement System Notes Payable in the amount of $106 million that mature in 2023.

As of June 30, 2021, $107 million of the total cash and cash equivalents was held by foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.

On April 12, 2021, United States Steel Corporation entered into a Notice and Acknowledgement with the Export Credit Agreement (ECA) lender, facility agent and ECA agent, KFW IPEX-BANK GMBH to acknowledge that the previously announced endless casting and rolling project at Mon Valley Works would no longer be pursued and the associated equipment for the project is now being evaluated for other uses. Use of the Export-Credit Agreement for further equipment purchases is also being evaluated. As of June 30, 2021, $136 million was owed on the ECA.

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

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $215 million of liquidity sources for financial assurance purposes as of June 30, 2021. Increases in certain of these commitments which use collateral are reflected within cash, cash equivalents and restricted cash on the Condensed Consolidated Statement of Cash Flows.

In October 2020, the Company entered into a supply chain finance agreement with a third-party administrator with an initial term of one year which is guaranteed by the Export Import Bank of the United States (Ex-Im Guarantee). See our Annual Report on Form 10-K for the year-ended December 31, 2020 for further details. As of June 30, 2021, accounts payable and accrued expenses included $75 million of outstanding payment obligations which suppliers elected to sell to participating financial institutions. Access to supply chain financing could be curtailed in the future if the terms of the Ex-Im Guarantee are modified or if our credit ratings are downgraded. If access to supply chain financing is curtailed, working capital could be negatively impacted which may necessitate additional borrowing.

We finished the second quarter of 2021 with $1,329 million of cash and cash equivalents and $4,176 million of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy. U. S. Steel management believes that our liquidity will be adequate to fund our requirements based on our current assumptions with respect to our results of operations and financial condition.

We expect that our estimated liquidity requirements will consist primarily of the remaining portion of our 2021 planned strategic and sustaining capital expenditures, additional debt repayment, working capital requirements, interest expense, and operating costs and employee benefits for our operations after taking into account recent footprint actions and cost reductions at our plants and headquarters. Our available liquidity at June 30, 2021 consists principally of our cash and cash equivalents and available borrowings under the Credit Facility Agreement, Big River Steel ABL Facility and the USSK Credit Facilities. Management continues to evaluate market conditions in our industry and our global liquidity position, and may consider additional actions to further strengthen our balance sheet and optimize liquidity, including but not limited to, repayment or refinancing of outstanding debt, the incurrence of additional debt or the issuance of additional debt or equity securities, drawing on available capacity under the Credit Facility Agreement, Big River Steel ABL Facility and/or the USSK Credit Facilities, or reducing outstanding borrowings under those facilities from time to time if deemed appropriate by management.
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

EU Environmental Requirements and Slovak Operations
Phase IV of the EU Emissions Trading System (EU ETS) commenced on January 1, 2021 and will finish on December 31, 2030. The European Commission issued final approval of the Slovak National Allocation table in July 2021. The Slovak Ministry of Environment's decision on USSE’s free allocation for the first five years of the Phase IV period is expected by the end of September 2021. In the fourth quarter of 2020 USSE started purchasing EUA for the Phase IV period. As of June 31, 2021, we have pre-purchased approximately 2.0 million EUA totaling €67 million (approximately $79 million).

The EU’s Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production, to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to comply with or go beyond BAT requirements were €138 million (approximately $164 million) over the actual program period. These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. USSK complied with these covenants as of June 30, 2021. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g. bank guarantee) to secure 50 percent of the EU funding received.

For further discussion of laws applicable in Slovakia and the EU and their impact on USSE, see Note 21 to the Condensed Consolidated Financial Statements, “Contingencies and Commitments - Environmental Matters, EU Environmental Requirements.”

New and Emerging Environmental Regulations

United States and European Greenhouse Gas Emissions Regulations

Future compliance with CO2 emission requirements may include substantial costs for emission allowances, restriction of production and higher prices for coking coal, natural gas and electricity generated by carbon-based systems. Because we cannot predict what requirements ultimately will be imposed in the U.S. and Europe, it is difficult to estimate the likely impact on U. S. Steel, but it could be substantial. On March 28, 2017, President Trump signed Executive Order 13783 instructing the United States Environmental Protection Agency (U.S. EPA) to review the Clean Power Plan (CPP). As a result, in June 2019, the U.S. EPA published a final rule, the “Affordable Clean Energy (ACE) Rule” that replaced the CPP. Twenty-three states, the District of Columbia, and seven municipalities are challenging the CPP repeal and ACE rule in the U.S. Court of Appeals for the D.C. Circuit. A coalition of 21 states has intervened in the litigation in support of the U.S. EPA. Various other public interest organizations, industry groups, and Members of Congress are also participating in the litigation. On January 19, 2021, the District of Columbia Circuit vacated and remanded the ACE to the U.S. EPA, while the CPP remains stayed. It is unclear as to how the new Biden administration will proceed with the remand. Any impacts to our operations as a result of any future greenhouse gas regulations are not estimable at this time since the matter is unsettled. In any case, to the extent expenditures associated with any greenhouse gas regulation, as with all costs, are not ultimately reflected in the prices of U. S. Steel's products and services, operating results will be reduced.

The Phase IV EU ETS period spans 2021-2030 and began on January 1, 2021.The Phase IV period is divided into two sub periods (2021-2025 and 2026-2030), rules are still being finalized and may differ between the periods. Currently, the overall EU target is a 40 percent reduction of 1990 emissions by 2030. Free allocation of CO2 allowances is based on reduced benchmark values which have been published in the first quarter of 2021 and historical levels of production from 2014-2018. Allocations to individual installations may be adjusted annually to reflect relevant increases and decreases in production. The threshold for adjustments is set at 15 percent and will be assessed on the basis of a rolling average of two precedent years. Production data verified by an external auditor shows that USSE missed the 15 percent threshold in 2019-20; therefore, the free allocation for 2021 will be decreased. Additionally, lower production in 2019 and 2020 will have an impact on the future free allocation for 2026-2030, where the historical production average for years 2019-2023 will be assessed.

In order to achieve the EU political goal of carbon emissions neutrality by 2050, on July 14, 2021, the European Commission released a package of legislative proposals called Fit for 55. The proposals contain significant changes to current EU ETS functions and requirements, including: a new carbon border adjustment mechanism (CBAM) to impose carbon fees on EU imports, further reduction of free CO2 allowance allocation to heavy industry and measures to strengthen the supply of carbon allowances. The proposals are subject to the EU legislative process and we cannot predict their future impact.

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

While our operations are subject to several different categories of NESHAP and MACT standards, the principal impact of these standards on U. S. Steel's operations includes those that are specific to coke making, iron making, steel making and iron ore processing.

On July 13, 2020, the U.S. EPA published a Residual Risk and Technology Review (RTR) rule for the Integrated Iron and Steel MACT category in the Federal Register. Based on the results of the U.S. EPA’s risk review, the agency determined that risks due to emissions of air toxics from the Integrated Iron and Steel category are acceptable and that the current regulations provided an ample margin of safety to protect public health. Under the technology review, the U.S. EPA determined that there are no developments in practices, processes or control technologies that necessitate revision of the standards. In September 2020, several petitions for review of the rule, including those filed by the Company, the American Iron and Steel Institute (AISI), Clean Air Council and others, were filed with the United States Court of Appeals for the District of Columbia Circuit. The cases were consolidated and are being held in abeyance until the U.S. EPA reviews and responds to administrative petitions for review. For the Taconite Iron Ore Processing category, based on the results of the U.S. EPA's risk review, the agency promulgated a final rule on July 28, 2020, in which the U.S. EPA determined that risks from emissions of air toxics from this source category are acceptable and that the existing standards provide an ample margin of safety. Furthermore, under the technology review, the agency identified no cost-effective developments in controls, practices, or processes to achieve further emissions reductions. Based upon our analysis of the proposed taconite rule, the Company does not expect any material impact as a result of the rule. However, petitions for review of the rule were filed in the United States Court of Appeals for the District of Columbia Circuit, in which the Company and AISI intervened. Because the U.S. EPA has not completed its review of the Coke MACT regulations, any impacts related to the U.S. EPA’s review of the coke standards cannot be estimated at this time.

On March 12, 2018, the New York State Department of Environmental Conservation (DEC), along with other petitioners, submitted a CAA Section 126(b) petition to the U.S. EPA. In the petition, the DEC asserts that stationary sources from the following nine states are interfering with attainment or maintenance of the 2008 and 2015 ozone National Ambient Air Quality Standards (NAAQS) in New York: Illinois, Indiana, Kentucky, Maryland, Michigan, Ohio, Pennsylvania, Virginia, and West Virginia. DEC is requesting the U.S. EPA to require sources of nitrogen oxides in the nine states to reduce such emissions. In a final rule promulgated in the October 18, 2019, Federal Register, the U.S. EPA denied the petition. On October 29, 2019, New York, New Jersey, and the City of New York petitioned the United States Court of Appeals for the District of Columbia Circuit for review of the U.S. EPA’s denial of the petition. In July 2020, the Court vacated the U.S. EPA’s determination and remanded it back to the U.S. EPA to reconsider the 126(b) petition in a manner consistent with the Court’s opinion. At this time, since the U.S. EPA’s decision after its reconsideration is unknown, the impacts of any reconsideration are indeterminable and inestimable.

The CAA also requires the U.S. EPA to develop and implement NAAQS for criteria pollutants, which include, among others, particulate matter (PM) - consisting of PM10 and PM2.5, lead, carbon monoxide, nitrogen dioxide, sulfur dioxide (SO2), and ozone.

In October 2015, the U.S. EPA lowered the NAAQS for ozone from 75 parts per billion (ppb) to 70 ppb. On November 6, 2017, the U.S. EPA designated most areas in which we operate as attainment with the 2015 standard. In a separate ruling, on June 4, 2018, the U.S. EPA designated other areas in which we operate as “marginal nonattainment” with the 2015 ozone standard. On December 6, 2018, the U.S. EPA published a final rule regarding implementation of the 2015 ozone standard. Because no state regulatory or permitting actions to bring the ozone nonattainment areas into attainment have yet to be proposed or developed for

U. S. Steel facilities, the operational and financial impact of the ozone NAAQS cannot be reasonably estimated at this time. On December 31, 2020, the U.S. EPA published a final rule pursuant to its statutorily required review of NAAQS that retains the ozone NAAQS at 70 ppb. In January 2021, New York, along with several states and non-governmental organizations filed petitions for judicial review of the action with the United States Court of Appeals for the District of Columbia Circuit. Several other states and industry trade groups intervened in support of the U. S. EPA’s action. The case remains before the Court.

On December 14, 2012, the U.S. EPA lowered the annual standard for PM2.5 from 15 micrograms per cubic meter (ug/m3) to 12 ug/m3, and retained the PM2.5 24-hour and PM10 NAAQS rules. In December 2014, the U.S. EPA designated some areas in which U. S. Steel operates as nonattainment with the 2012 annual PM2.5 standard. On April 6, 2018, the U.S. EPA published a notice that Pennsylvania, California and Idaho failed to submit a SIP to demonstrate attainment with the 2012 fine particulate standard by the deadline established by the CAA. As a result of the notice, Pennsylvania, a state in which we operate, was required to submit a State Implementation Plan (SIP) to the U.S. EPA no later than November 7, 2019 to avoid sanctions. On April 29, 2019, the ACHD published a draft SIP for the Allegheny County nonattainment area which demonstrates that all of Allegheny County will meet its reasonable further progress requirements and be in attainment with the 2012 PM2.5 annual and 24-hour NAAQS by December 31, 2021 with the existing controls that are in place. On September 12, 2019, the Allegheny County Board of Health unanimously approved the draft SIP. The draft SIP was then sent to the Pennsylvania Department of Environmental Protection (PADEP). PADEP submitted the SIP to the U.S. EPA for approval on November 1, 2019. To date, the U.S. EPA has not taken action on PADEP’s submittal. On December 18, 2020, the U.S. EPA published a final rule pursuant to its statutorily required review of NAAQS that retains the existing PM2.5 standards without revision. In early 2021, several states and non-governmental organizations filed petitions for judicial review of the action with the United States Court of Appeals for the District of Columbia Circuit. Several industry trade groups intervened in support of the U.S. EPA’s action. The case remains before the Court.

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
OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any new material off-balance sheet arrangements during the second quarter of 2021.

INTERNATIONAL TRADE
U. S. Steel continues to face import competition, much of which is unfairly traded, supported by foreign governments, and fueled by massive global steel overcapacity, currently estimated to be over 625 million metric tons per year—more than seven times the entire U.S. steel market and more than thirty times total U.S. steel imports. These imports, as well as the underlying policies/practices and overcapacity, impact the Company’s operational and financial performance. U. S. Steel continues to lead efforts to address these challenges that threaten the Company, our workers, our stockholders, and our country’s national and economic security.

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

The U.S. Department of Commerce (DOC) is managing a process in which U.S. companies may request and/or oppose one-year temporary product exclusions from the Section 232 tariffs and quotas. Over 276,000 temporary exclusions have been requested for steel products.

Multiple legal challenges to the Section 232 action continue before the U.S. Court of International Trade (CIT) and U.S. Court of Appeals for the Federal Circuit (CAFC). U.S. courts have consistently rejected constitutional and statutory challenges to the initial steel Section 232 action and overall product exclusion process. Multiple countries have challenged the Section 232 action at the World Trade Organization (WTO), imposed retaliatory tariffs, and/or acted to safeguard their domestic steel industries from increased steel imports. In turn, the United States has challenged the retaliation at the WTO.

In May 2021, the United States and the EU agreed to begin discussions to address global steel overcapacity and the Section 232 action. The EU suspended the doubling of Section 232 retaliation scheduled for June 2021 for six months until December 2021. In June 2021, the United States and the EU issued a joint statement committing to complete discussions on a wide range of trade issues including overcapacity and the Section 232 action and retaliation by the end of 2021.

Since its implementation in March 2018, the Section 232 action has supported the U.S. steel industry's and U. S. Steel’s investments in advanced steel production capabilities, technology, and skills, thereby strengthening U.S. national and economic security. The Company continues to actively defend the Section 232 action.

In February 2019, the European Commission (EC) imposed a definitive tariff rate quota safeguard of 25 percent tariffs on certain steel imports that exceed established quotas. In June 2021, the EC voted to extend the safeguard for an additional three years, until June 2024.

Antidumping duties (AD) and countervailing duties (CVD or anti-subsidy duties) are applied to certain steel product imports in addition to Section 232 measures in the United States or the steel safeguard in the EU, and AD/CVD orders will continue beyond the Section 232 action and the EC’s safeguard. U. S. Steel continues to actively defend and maintain the 55 U.S. AD/CVD orders and 12 EU AD/CVD orders covering products that can be manufactured by U. S. Steel in multiple proceedings before the DOC, U.S. International Trade Commission, CIT, CAFC, EC, European courts, and the WTO.

In June 2021, the DOC made a final affirmative determination that corrosion-resistant steel (CORE) from Malaysia made from Chinese and Taiwanese substrate circumvent the AD/CVD orders on CORE from China and Taiwan, resulting in AD/CVD between 4 and 248 percent on such imports. In the EU, in April 2021, the EC announced definitive 4.7 to 7.3 percent AD duties on EU imports of hot-rolled steel from Turkey, effective July 2021. In June 2021, the EC initiated new AD investigations of EU imports of hot-dipped galvanized steel from Turkey and Russia.

Additional tariffs of 7.5 to 25 percent continue to apply to certain U.S. imports from China, including certain raw materials used in steel production, semi-finished and finished steel products, and downstream steel products, pursuant to Section 301 of the Trade Act of 1974.

U. S. Steel will continue to execute a broad, global strategy to maximize opportunities and navigate challenges presented by imports, global steel overcapacity, and international trade law and policy developments.

NEW ACCOUNTING STANDARDS
See Notes 2 and 3 to the Condensed Consolidated Financial Statements in Part I Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, there were no material changes in U. S. Steel's exposure to market risk from December 31, 2020.

Item 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2021. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
GENERAL LITIGATION

On June 8, 2021, JSW Steel (USA) Inc. and JSW Steel USA Ohio, Inc. (collectively, JSW), U.S. based subsidiaries of Indian steelmaker JSW Steel filed suit in the United States District Court for the Southern District of Texas against Nucor, U. S. Steel, AK Steel Holding Group, and Cleveland-Cliffs (collectively, the Defendants) alleging that the Defendants operated as a cartel and formed a conspiracy to boycott JSW from obtaining semi-finished steel slabs. JSW alleges that the Defendants acted in violation of Section 1 of the Sherman Act and the Clayton Act (federal antitrust), and violation of the Texas Free Enterprise and Antitrust Act. JSW also alleges that the Defendants formed a civil conspiracy in violation of Texas common law, and that the Defendants tortiously interfered with JSW’s business relationships. The basis for JSW’s allegations relate to the Defendants participation in the U. S. Department of Commerce’s Section 232 process, including Defendants’ support of the enactment of the President’s Section 232 proclamation, statements made by the Defendants after the enactment of Section 232, and Defendants’ participation in the Section 232 exclusion process. Plaintiffs seek monetary damages including $45 million for payment of Section 232 tariffs and unspecified amounts for financial penalties, termination fees and lost profits as well as other damages. The Company intends to vigorously defend the matter.
On January 22, 2021, NLMK Pennsylvania, LLC and NLMK Indiana, LLC (NLMK) filed a Complaint in the Court of Common Pleas of Allegheny County, Pennsylvania against the Company. The Complaint alleges that the Company made misrepresentations to the U. S. Department of Commerce regarding NLMK’s requests to be excluded from tariffs assessed on steel slabs imported into the United States pursuant to the March 2018 Section 232 Presidential Order imposing tariffs. NLMK claims over $100 million in compensatory and other damages. The Company removed the claim to the United States District Court for the Western District of Pennsylvania on February 25, 2021. NLMK filed a Motion to Remand the claim back to State court, which is currently pending before the court. The Company is vigorously defending the matter.
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
On November 30, 2018, the Minnesota Pollution Control Agency (MPCA) issued a new Water Discharge Permit for the Minntac Tailings Basin waters. The permit contains new sulfate limitations applicable to water in the Tailings Basin and groundwater flowing from U. S. Steel’s property. The MPCA also acted on the same date, denying the Company’s requests for variances from ground and surface water standards and request for a contested case hearing. U. S. Steel filed appeals with the Minnesota Court of Appeals challenging the actions taken by the MPCA. Separate appeals were filed by a Minnesota Native American Tribe (Fond du Lac Band) and a nonprofit environmental group (Water Legacy). All cases were consolidated. On December 9, 2019, the Court issued a favorable ruling to U. S. Steel, removing the sulfate limitations for the Tailings Basin and groundwater. The opposing parties filed appeals with the Minnesota Supreme Court on January 8, 2020 which were accepted by that Court. On February 10, 2021 the Minnesota Supreme Court reversed the Court of Appeals’ decision regarding sulfate limitations and remanded the case for further proceedings, including a determination on the Company’s requests for variances. On June 28, 2021, the Court of Appeals issued a ruling denying the Company’s request for a variance from the sulfate standard for a contested case hearing.

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

ENVIRONMENTAL PROCEEDINGS
The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of June 30, 2021, under federal and state environmental laws and which U. S. Steel reasonably believes may result in monetary sanctions of at least $1 million (the threshold chosen by U. S. Steel as permitted by Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended). Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

As of June 30, 2021, U. S. Steel has received information requests or been identified as a PRP at a total of four CERCLA sites, three of which have liabilities that have not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at the other site will be over $5 million as described below.

Duluth Works

The former U. S. Steel Duluth Works site was placed on the National Priorities List under CERCLA in 1983 and on the State of Minnesota’s Superfund list in 1984. Liability for environmental remediation at the site is governed by a Response Order by Consent executed with the MPCA in 1985 and a Record of Decision signed by MPCA in 1989. U. S. Steel has partnered with the Great Lakes National Program Office (GLNPO) of the U.S. EPA Region 5 to address contaminated sediments in the St. Louis River Estuary and several other Operable Units that could impact the Estuary if not addressed. An amendment to the Project Agreement between U. S. Steel and GLNPO was executed during the second quarter of 2018 to recognize the costs associated with implementing the proposed remedial plan at the site.

Remediation contracts were issued by both USS and GLNPO for the first phase of the remedial work at the site during the fourth quarter of 2020. USS has recently contracted for the second phase of work at the site which will extend through early 2022. Work continues on refinement of the final phase of the remedial design and permitting. Additional, design, oversight costs, and implementation of Phase 1 and Phase 2 of the preferred remedial alternative on the upland property and Estuary are currently estimated as of June 30, 2021 at approximately $33 million. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Resource Conservation Recovery Act (RCRA) and Other Remediation Sites

U. S. Steel may be liable for remediation costs under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. There are nine such sites where remediation is being sought involving amounts in excess of $1 million. Based on currently available information, which is in many cases preliminary and incomplete, management believes that liability for cleanup and remediation costs in connection with five sites may involve remediation costs between $1 million and $5 million per site and four sites are estimated to or could have, costs for remediation, investigation, restoration or compensation in excess of $5 million per site.

For more information on the status of remediation activities at U. S. Steel’s significant sites, see the discussions below.

Gary Works

On October 23, 1998, the U.S. EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a RCRA Facility Investigation (RFI), a Corrective Measures Study (CMS) and Corrective Measure Implementation. Evaluations are underway at six groundwater areas on the east side of the facility. An Interim Stabilization Measure work plan has been approved by the U.S. EPA for one of the six areas and a contractor has recently completed installation of the remedial system. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $24 million as of June 30, 2021, based on our current estimate of known remaining costs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel had determined the most effective means to address the remaining impacted material was to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel awarded a contract for the implementation of the CAMU project during the fourth quarter of 2018. Construction, waste stabilization and placement along with closure of the CAMU were substantially completed in the fourth quarter of 2020. U. S. Steel has an accrued liability of approximately $19 million as of June 30, 2021, for our estimated share of the remaining costs of remediation at the site.

USS-POSCO Industries (UPI)

In February 2020, U. S. Steel purchased the remaining 50 percent interest in UPI, a former joint venture that is located in Pittsburg, California between subsidiaries of U. S. Steel and POSCO. Prior to formation of the joint venture, UPI's facilities were previously owned and operated solely by U. S. Steel which assumed responsibility for the existing environmental conditions. U. S. Steel continues to monitor the impacts of the remedial plan implemented in 2016 to address groundwater impacts from trichloroethylene at SWMU 4. Evaluations continue for the SWMUs known as the Northern Boundary Group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As such, there has been no material change in the status of the project during the six months ended June 30, 2021. As of June 30, 2021, approximately $1 million has been accrued for ongoing environmental studies, investigations and remedy monitoring. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.” See Note 5 to the Condensed Consolidated Financial Statements "Acquisition" for further details regarding U. S. Steel's purchase of UPI.

In 2017, the Contra Costa Health Services Hazardous Materials Programs (County Health Services) conducted inspections of UPI’s facility, which resulted in the identification of several alleged environmental violations. Thereafter, UPI was able to resolve many of the issues to the satisfaction of County Health Services, but UPI also encountered some delays and disagreements pertaining to certain alleged violations. In 2018, County Health Services referred the matter to the Contra Costa District Attorney’s Office. In October 2019, UPI and the District Attorney’s Office agreed to a tentative settlement whereby UPI would pay $2.4 million in civil penalties in installments over 24 months. The tentative settlement also calls for UPI to spend $1 million on environmental compliance at its facility (expenditures that benefit UPI). In addition, the tentative settlement includes a $1 million suspended penalty that would be due if UPI were to fall out of compliance during the compliance period. The tentative settlement has been finalized and will be submitted for Court approval.

Fairfield Works

A consent decree was signed by U. S. Steel, the U.S EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) in December 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management, with the approval of the U.S. EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. While work continues on different aspects of the program, there has been no material change in the status of the project during the six months ended June 30, 2021. In total, the accrued liability for remaining work under the Corrective Action Program, was approximately $118,000 at June 30, 2021. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Cherryvale (KS) Zinc

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation of the site proper was essentially completed in 2007. The Consent Order was amended on May 3, 2013, to require investigation (but not remediation) of potential contamination beyond the boundary of the former zinc smelting operation. On November 22, 2016, KDHE approved a State Cooperative Final Agency Decision Statement that identified the remedy selected to address potential contamination beyond the boundary of the former zinc smelting site. The Removal Action Design Plan was approved during the second quarter of 2018. The Waste Deposition Area design and the Interim Risk Management Plan (which includes institutional controls) were approved by KDHE during the fourth quarter of 2018. An amended consent order for remediation was signed in May 2019 and a remediation contract was executed in June 2019. Remediation work is now underway and is projected to continue through 2022. U. S. Steel has an accrued liability of approximately $4 million as of June 30, 2021, for our estimated share of the cost of remediation.

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

Minnesota Ore Operations

On February 6, 2013, the U.S. EPA published a FIP that applies to taconite facilities in Minnesota. The FIP establishes and requires emission limits and the use of low NOx reduction technology on indurating furnaces as Best Available Retrofit Technology (BART). While U. S. Steel installed low NOx burners on three furnaces at Minntac and is currently obligated to install low NOx burners on the two other furnaces at Minntac pursuant to existing agreements and permits, the rule would require the installation of a low NOx burner on the one furnace at Keetac for which U. S. Steel did not have an otherwise existing obligation. U. S. Steel estimates expenditures associated with the installation of low NOx burners of as much as $25 million to $30 million. In 2013, U. S. Steel filed a petition for administrative reconsideration to the U.S. EPA and a petition for judicial review of the 2013 FIP and denial of the Minnesota SIP to the Eighth Circuit. In April 2016, the U.S. EPA promulgated a revised FIP with the same substantive requirements for U. S. Steel. In June 2016, U. S. Steel filed a petition for administrative reconsideration of the 2016 FIP to the U.S. EPA and a petition for judicial review of the 2016 FIP before the Eighth Circuit Court of Appeals. While the proceedings regarding the petition for judicial review of the 2013 FIP remained stayed, oral arguments regarding the petition for judicial review of the 2016 FIP were heard by the Eighth Circuit Court of Appeals on November 15, 2017. Thus, both petitions for judicial review remain with the Eighth Circuit. On December 4, 2017, the U.S. EPA published a notification in the Federal Register in which the U.S. EPA denied U. S. Steel’s administrative petitions for reconsideration and stay of the 2013 FIP and 2016 FIP. On February 1, 2018, U. S. Steel filed a petition for judicial review of the U.S. EPA’s denial of the administrative petitions for reconsideration to the Eighth Circuit Court of Appeals. The U.S. EPA and U. S. Steel reached a settlement regarding the five indurating lines at Minntac. After proposing a revised FIP and responding to public comments, on March 2, 2021, the U.S. EPA promulgated a final revised FIP incorporating the conditions and limits for Minntac to which the parties agreed. U. S. Steel and the U.S. EPA continue to negotiate resolution for Keetac.

Mon Valley Works

On November 9, 2017, the U.S. EPA Region III and the Allegheny County Health Department (ACHD) jointly issued a Notice of Violation (NOV) regarding the Company’s Edgar Thomson facility in Braddock, PA. In addition, on November 20, 2017, ACHD issued a separate, but related NOV to the Company regarding the Edgar Thomson facility. In the NOVs, based upon their inspections and review of documents collected throughout the last two years, the agencies allege that the Company has violated the CAA by exceeding the allowable visible emission standards from certain operations during isolated events. In addition, the agencies allege that the Company has violated certain maintenance, reporting, and recordkeeping requirements. U. S. Steel met with the U.S. EPA Region III and ACHD several times. ACHD, the U.S. EPA Region III and U. S. Steel continue to negotiate a potential resolution of the matter.

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
ASBESTOS LITIGATION

See Note 21 to our Consolidated Financial Statements, Contingencies and Commitments for a description of our asbestos litigation.

Item 1A.	RISK FACTORS
There have been no material changes or updates to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2.	PURCHASES OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASERS
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
The information concerning mine safety violations and other regulatory matters required by Section 150 of the Dodd-Frank Wall Street Reform Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5.	OTHER INFORMATION
None.

Item 6.	EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of United States Steel Corporation, dated April 25, 2017. (Incorporated by reference to Exhibit 3.1 to United States Steel Corporation’s Form 8-K filed on April 28, 2017, Commission File Number 1-16811.)

3.2
Amended and Restated By-Laws of United States Steel Corporation, as of July 28, 2020. (Incorporated by reference to Exhibit 3.1 to United States Steel Corporation’s Form 8-K filed on July 30, 2020, Commission File Number 1-16811.)

10.1	Amended and Restated Senior Multicurrency Revolving Credit Facility Agreement Dated 26 September 2018 as Amended and Restated on the Second Effective Date.

10.2
Membership Interest Purchase Agreement, dated June 7, 2021, by and between United States Steel Corporation and Percy Acquisition LLC. (Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on June 8, 2021, Commission File Number 1-16811.)*

10.3
Amendment No. 3 to Fifth Amended and Restated Credit Agreement, dated July 23, 2021, by and among United States Steel Corporation, the Subsidiary Guarantors party thereto, the Lenders party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent.

10.4
Second Amendment to ABL Credit Agreement, dated July 23, 2021, by and among Big River Steel LLC, BRS Intermediate Holdings LLC, Goldman Sachs Bank USA, as administrative agent and collateral agent, and each lender party thereto.

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

101
The following financial information from United States Steel Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101).
* Schedules and exhibits have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By	/s/ Manpreet S. Grewal

Manpreet S. Grewal
Vice President, Controller & Chief Accounting Officer

July 30, 2021
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.