Form 10-Q
period 2021-09-30
UNITED STATES STEEL CORP
filed 2021-10-29
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Common stock outstanding at October 25, 2021 – 270,232,763 shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections. Generally, we have identified such forward-looking statements by using the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “target,” “forecast,” “aim,” “should,” “will,” "may" and similar expressions or by using future dates in connection with any discussion of, among other things, the construction or operation of new or existing facilities, operating performance, trends, events or developments that we expect or anticipate will occur in the future, statements relating to volume changes, share of sales and earnings per share changes, anticipated cost savings, potential capital and operational cash improvements, anticipated disruptions to our operations and industry due to the COVID-19 pandemic, changes in global supply and demand conditions and prices for our products, international trade duties and other aspects of international trade policy, the integration of Big River Steel in our existing business, business strategies related to the combined business and statements expressing general views about future operating results. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts, but instead represent only the Company’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as of the time made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, the risks and uncertainties described in this report and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and those described from time to time in our future reports filed with the Securities and Exchange Commission.

References in this Quarterly Report on Form 10-Q to (i) "U. S. Steel," "the Company," "we," "us," and "our" refer to United States Steel Corporation and its consolidated subsidiaries unless otherwise indicated by the context, and (ii) “Big River Steel” refer to Big River Steel Holdings LLC and its direct and indirect subsidiaries unless otherwise indicated by the context.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2021	2020	2021	2020
Net sales:
Net sales	$5,623	$2,072	$13,676	$6,469
Net sales to related parties (Note 19)	341	268	977	710
Total (Note 6)	5,964	2,340	14,653	7,179
Operating expenses (income):
Cost of sales	3,881	2,295	10,633	7,174
Selling, general and administrative expenses	108	65	316	199
Depreciation, depletion and amortization	196	162	587	481
(Earnings) loss from investees	(57)	31	(106)	78
Gain on sale of Transtar (Note 5)	(506)	—	(506)	—
Asset impairment charges (Note 1)	—	—	28	263
Gain on equity investee transactions (Note 5)	—	—	(111)	(31)
Restructuring and other charges (Note 20)	—	—	37	130
Net loss (gain) on sale of assets	7	(2)	(8)	(2)
Other (gains) losses, net	(7)	—	(18)	5
Total	3,622	2,551	10,852	8,297
Earnings (loss) before interest and income taxes	2,342	(211)	3,801	(1,118)
Interest expense	75	84	251	198
Interest income	(1)	(1)	(3)	(6)
Loss on debt extinguishment	26	—	282	—
Other financial costs (benefits)	17	(30)	39	(26)
Net periodic benefit income	(37)	(6)	(97)	(22)
Net interest and other financial costs	80	47	472	144
Earnings (loss) before income taxes	2,262	(258)	3,329	(1,262)
Income tax expense (benefit) (Note 12)	260	(24)	224	(48)
Net earnings (loss)	2,002	(234)	3,105	(1,214)
Less: Net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings (loss) attributable to United States Steel Corporation	$2,002	$(234)	$3,105	$(1,214)
Earnings (loss) per common share (Note 13):
Earnings (loss) per share attributable to United States Steel Corporation stockholders:
-Basic	$7.41	$(1.06)	$11.80	$(6.43)
-Diluted	$6.97	$(1.06)	$11.13	$(6.43)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Net earnings (loss)	$2,002	$(234)	$3,105	$(1,214)
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	(26)	34	(50)	31
Changes in pension and other employee benefit accounts	15	16	244	97
Changes in derivative financial instruments	60	8	9	18
Total other comprehensive income, net of tax	49	58	203	146
Comprehensive income (loss) including noncontrolling interest	2,051	(176)	3,308	(1,068)
Comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive income (loss) attributable to United States Steel Corporation	$2,051	$(176)	$3,308	$(1,068)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents (Note 7)	$2,044	$1,985
Receivables, less allowance of $43 and $34	2,275	914
Receivables from related parties (Note 19)	128	80
Inventories (Note 8)	2,086	1,402
Other current assets	266	51
Total current assets	6,799	4,432
Long-term restricted cash (Note 7)	91	130
Operating lease assets	198	214
Property, plant and equipment	19,880	17,704
Less accumulated depreciation and depletion	12,500	12,260
Total property, plant and equipment, net	7,380	5,444
Investments and long-term receivables, less allowance of $4 and $5	628	1,177
Intangibles, net (Note 9)	527	129
Deferred income tax benefits (Note 12)	46	22
Goodwill (Note 9)	909	4
Other noncurrent assets	755	507
Total assets	$17,333	$12,059
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$2,870	$1,779
Accounts payable to related parties (Note 19)	130	105
Payroll and benefits payable	542	308
Accrued taxes	315	154
Accrued interest	52	59
Current operating lease liabilities	60	59
Short-term debt and current maturities of long-term debt (Note 15)	61	192
Total current liabilities	4,030	2,656
Noncurrent operating lease liabilities	148	163
Long-term debt, less unamortized discount and debt issuance costs (Note 15)	4,272	4,695
Employee benefits	202	322
Deferred income tax liabilities (Note 12)	200	11
Deferred credits and other noncurrent liabilities	473	333
Total liabilities	9,325	8,180
Contingencies and commitments (Note 21)
Stockholders’ Equity (Note 17):
Common stock (279,350,782 and 229,105,589 shares issued) (Note 13)	279	229
Treasury stock, at cost (9,133,393 shares and 8,673,131 shares)	(184)	(175)
Additional paid-in capital	5,185	4,402
Retained earnings (accumulated deficit)	2,480	(623)
Accumulated other comprehensive income (loss) (Note 18)	156	(47)
Total United States Steel Corporation stockholders’ equity	7,916	3,786
Noncontrolling interests	92	93
Total liabilities and stockholders’ equity	$17,333	$12,059
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2021	2020
Increase (decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net earnings (loss)	$3,105	$(1,214)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	587	481
Gain on sale of Transtar (Note 5)	(506)	—
Asset impairment charges (Note 1)	28	263
Gain on equity investee transactions	(111)	(31)
Restructuring and other charges (Note 20)	37	130
Loss on debt extinguishment	282	—
Pensions and other postretirement benefits	(88)	(18)
Deferred income taxes (Note 12)	59	(36)
Net gain on sale of assets	(8)	(2)
Equity investee (earnings) loss, net of distributions received	(106)	78
Changes in:
Current receivables	(1,281)	(18)
Inventories	(539)	495
Current accounts payable and accrued expenses	968	(267)
Income taxes receivable/payable	137	13
All other, net	41	(23)
Net cash provided by (used in) operating activities	2,605	(149)
Investing activities:
Capital expenditures	(460)	(591)
Acquisition of Big River Steel, net of cash acquired (Note 5)	(625)	—
Investment in Big River Steel	—	(3)
Proceeds from sale of Transtar (Note 5)	627	—
Proceeds from sale of assets	25	3
Proceeds from sale of ownership interests in equity investees	—	8
Other investing activities	(3)	(4)
Net cash used in investing activities	(436)	(587)
Financing activities:
Issuance of short-term debt, net of financing costs (Note 15)	—	240
Repayment of short-term debt (Note 15)	(180)	—
Revolving credit facilities - borrowings, net of financing costs (Note 15)	50	1,474
Revolving credit facilities - repayments (Note 15)	(911)	(1,633)
Issuance of long-term debt, net of financing costs (Note 15)	862	1,043
Repayment of long-term debt (Note 15)	(2,719)	(8)
Proceeds from public offering of common stock (Note 22)	790	410
Proceeds from Stelco Option Agreement	—	55
Other financing activities	(12)	(7)
Net cash (used in) provided by financing activities	(2,120)	1,574
Effect of exchange rate changes on cash	(15)	10
Net increase in cash, cash equivalents and restricted cash	34	848
Cash, cash equivalents and restricted cash at beginning of year (Note 7)	2,118	939
Cash, cash equivalents and restricted cash at end of period (Note 7)	$2,152	$1,787

Non-cash investing and financing activities:
Change in accrued capital expenditures	$58	$(109)
U. S. Steel common stock issued for employee/non-employee director stock plans	28	18
Capital expenditures funded by finance lease borrowings	11	30
Export Credit Agreement (ECA) financing	23	34
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
Asset Impairment
In May 2019, U. S. Steel announced that it planned to construct a new endless casting and rolling facility at its Edgar Thomson Plant in Braddock, Pennsylvania, and a cogeneration facility at its Clairton Plant in Clairton, Pennsylvania, both part of the Company's Mon Valley Works. The Company purchased certain equipment for this project before delaying groundbreaking in March 2020 in response to COVID-19. In April 2021, the Company determined not to pursue this project and is re-evaluating uses for the already purchased equipment, including at the Company's recently announced potential mini mill investment. An impairment of $28 million was recognized for this project during the three-month period ended June 30, 2021.
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
4.    Segment Information
U. S. Steel has four reportable segments: North American Flat-Rolled (Flat-Rolled), Mini Mill, U. S. Steel Europe (USSE); and Tubular Products (Tubular). The Mini Mill segment reflects the acquisition of Big River Steel after the purchase of the remaining equity interest on January 15, 2021. See Note 5 for further details. Prior to the purchase, the equity earnings of Big River Steel were included in the Other segment. The Tubular Products segment includes the newly constructed electric arc furnace at our Fairfield Tubular Operations in Fairfield, Alabama. The results of our real estate business, the previously held equity method investment in Big River Steel, and of our former railroad business are combined and disclosed in the Other category.

The results of segment operations for the three months ended September 30, 2021 and 2020 are:

(In millions) Three Months Ended September 30, 2021	Customer Sales	Intersegment Sales	Net Sales	Earnings (loss) from investees	Earnings (loss) before interest and income taxes
Flat-Rolled	$3,541	$36	$3,577	$53	$1,015
Mini Mill	949	156	1,105	—	424
USSE	1,246	2	1,248	—	394
Tubular	216	6	222	4	—
Total reportable segments	5,952	200	6,152	57	1,833
Other	12	9	21	—	(2)
Reconciling Items and Eliminations	—	(209)	(209)	—	511
Total	$5,964	$—	$5,964	$57	$2,342

Three Months Ended September 30, 2020
Flat-Rolled	$1,728	$71	$1,799	$(3)	$(159)
USSE	495	1	496	—	13
Tubular	96	—	96	—	(52)
Total reportable segments	2,319	72	2,391	(3)	(198)
Other	21	23	44	(28)	(13)
Reconciling Items and Eliminations	—	(95)	(95)	—	—
Total	$2,340	$—	$2,340	$(31)	$(211)
The results of segment operations for the nine months ended September 30, 2021 and 2020 are:

(In millions) Nine Months Ended September 30, 2021	Customer Sales	Intersegment Sales	Net Sales	Earnings (Loss) from investees	Earnings (loss) before interest and income taxes
Flat-Rolled	$8,804	$142	$8,946	$90	$1,740
Mini Mill	2,158	360	2,518	—	840
USSE	3,122	4	3,126	—	706
Tubular	534	13	547	10	(29)
Total reportable segments	14,618	519	15,137	100	3,257
Other	35	65	100	6	20
Reconciling Items and Eliminations	—	(584)	(584)	—	524
Total	$14,653	$—	$14,653	$106	$3,801

Nine Months Ended September 30, 2020
Flat-Rolled	$5,199	$175	$5,374	$(15)	$(523)
USSE	1,403	3	1,406	—	(27)
Tubular	533	6	539	3	(147)
Total reportable segments	7,135	184	7,319	(12)	(697)
Other	44	70	114	(66)	(33)
Reconciling Items and Eliminations	—	(254)	(254)	—	(388)
Total	$7,179	$—	$7,179	$(78)	$(1,118)

A summary of total assets by segment is as follows:

(In millions)	September 30, 2021	December 31, 2020
Flat-Rolled	$7,846	$7,099
Mini Mill	4,314	—
USSE	6,116	5,502
Tubular	1,041	887
Total reportable segments	$19,317	$13,488
Other	$135	$911
Corporate, reconciling items, and eliminations(a)	(2,119)	(2,340)
Total assets	$17,333	$12,059
(a)The majority of Corporate, reconciling items, and eliminations total assets is comprised of cash and the elimination of intersegment amounts.
The following is a schedule of reconciling items to consolidated earnings before interest and income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Items not allocated to segments:
Gain on previously held investment in Big River Steel	$—	$—	$111	$—
Big River Steel - inventory step-up amortization	—	—	(24)	—
Big River Steel - unrealized gains (losses) (a)	12	—	(3)	—
Big River Steel - acquisition costs	—	—	(9)	—
Gain on sale of Transtar (Note 5)	506	—	506	—
Loss on USSE assets held for sale	(7)	—	(7)	—
Restructuring and other charges (Note 20)	—	—	(37)	(130)
Asset impairment charges (Note 1)	—	—	(28)	(263)
Property Sale	—	—	15	—
Gain on previously held investment in UPI	—	—	—	25
Tubular inventory impairment charge	—	—	—	(24)
December 24, 2018 Clairton coke making facility fire	—	—	—	4
Total reconciling items	$511	$—	$524	$(388)
(a) Big River Steel – unrealized losses represent the post-acquisition mark-to-market impacts of hedging instruments acquired with the purchase of the remaining equity interest in Big River Steel on January 15, 2021. See Note 14 for further details.
5.    Acquisitions and Disposition

Transtar Disposition
On July 28, 2021, U. S. Steel completed the sale of 100 percent of its equity interests in its wholly-owned short-line railroad, Transtar, LLC (Transtar) to an affiliate of Fortress Transportation and Infrastructure Investors, LLC. The Company received net cash proceeds of $627 million, subject to certain customary adjustments as set forth in the Membership Interest Purchase Agreement, and recognized a pretax gain of approximately $506 million in the third quarter 2021. In connection with the closing of the transaction, the Company entered into certain ancillary agreements including a railway services agreement, providing for continued rail services for its Gary and Mon Valley Works facilities, and a transition services agreement. Because Transtar does not represent a significant component of U. S. Steel's business and does not constitute a reportable business segment, its results through the date of disposition are reported in the Other category. See Note 4 for further details.

Big River Steel Acquisition
On January 15, 2021, U. S. Steel purchased the remaining equity interest in Big River Steel for approximately $625 million in cash net of $36 million and $62 million in cash and restricted cash received, respectively, and the assumption of liabilities of approximately $50 million. There were acquisition related costs of approximately $9 million during the nine months ended September 30, 2021.

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

	Nine Months Ended September 30,
(in millions)	2021	2020
Net sales	$14,725	$7,849
Net earnings (loss)	$3,034	$(1,292)

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

The following tables disaggregate our revenue by product for each of the reportable business segments for the three months and nine months ended September 30, 2021 and 2020, respectively:

Net Sales by Product (In millions):

Three Months Ended September 30, 2021	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$—	$—	$35	$—	$—	$35
Hot-rolled sheets	887	571	657	—	—	2,115
Cold-rolled sheets	1,037	159	145	—	—	1,341
Coated sheets	1,216	219	356	—	—	1,791
Tubular products	—	—	21	217	—	238
All Other (a)	401	—	32	(1)	12	444
Total	$3,541	$949	$1,246	$216	$12	$5,964
(a) Consists primarily of sales of raw materials and coke making by-products.

Three Months Ended September 30, 2020	Flat-Rolled	USSE	Tubular	Other	Total
Semi-finished	$5	$—	$—	$—	$5
Hot-rolled sheets	239	193	—	—	432
Cold-rolled sheets	555	43	—	—	598
Coated sheets	778	233	—	—	1,011
Tubular products	—	11	91	—	102
All Other (a)	151	15	5	21	192
Total	$1,728	$495	$96	$21	$2,340
(a) Consists primarily of sales of raw materials and coke making by-products.

Nine Months Ended September 30, 2021	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$12	$—	$84	$—	$—	$96
Hot-rolled sheets	1,990	1,271	1,604	—	—	4,865
Cold-rolled sheets	2,710	365	330	—	—	3,405
Coated sheets	3,114	519	988	—	—	4,621
Tubular products	—	—	45	523	—	568
All Other (a)	978	3	71	11	35	1,098
Total	$8,804	$2,158	$3,122	$534	$35	$14,653
(a) Consists primarily of sales of raw materials and coke making by-products.

Nine Months Ended September 30, 2020	Flat-Rolled	USSE	Tubular	Other	Total
Semi-finished	$63	$2	$—	$—	$65
Hot-rolled sheets	980	544	—	—	1,524
Cold-rolled sheets	1,495	114	—	—	1,609
Coated sheets	2,202	664	—	—	2,866
Tubular products	—	31	520	—	551
All Other (a)	459	48	13	44	564
Total	$5,199	$1,403	$533	$44	$7,179
(a) Consists primarily of sales of raw materials and coke making by-products.
7.     Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within U. S. Steel's Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statement of Cash Flows:

(In millions)	September 30, 2021	September 30, 2020
Cash and cash equivalents	$2,044	$1,696
Restricted cash in other current assets	17	2
Restricted cash in other noncurrent assets	91	89
Total cash, cash equivalents and restricted cash	$2,152	$1,787

Amounts included in restricted cash represent cash balances which are legally or contractually restricted, primarily for electric arc furnace construction, environmental and other capital projects, collateral for open cash flow hedge positions and insurance purposes.
8.    Inventories
The LIFO method is the predominant method of inventory costing for our Flat-Rolled and Tubular segments. The FIFO and moving average methods are the predominant inventory costing methods for our Mini Mill segment and the FIFO method is the predominant inventory costing method for our USSE segment. At September 30, 2021 and December 31, 2020, the LIFO method accounted for 44 percent and 59 percent of total inventory values, respectively.

(In millions)	September 30, 2021	December 31, 2020
Raw materials	$631	$416
Semi-finished products	1,055	633
Finished products	345	300
Supplies and sundry items	55	53
Total	$2,086	$1,402
Current acquisition costs were estimated to exceed the above inventory values by $1.012 billion and $848 million at September 30, 2021 and December 31, 2020, respectively. As a result of the liquidation of LIFO inventories, cost of sales decreased and earnings before interest and income taxes increased by $5 million and $12 million for the three months and nine months ended September 30, 2021, respectively. Cost of sales decreased and earnings before interest and income taxes increased by $11 million and $5 million for the three months and nine months ended September 30, 2020, respectively, as a result of liquidation of LIFO inventories.
9.     Intangible Assets and Goodwill
Intangible assets that are being amortized on a straight-line basis over their estimated useful lives are detailed below:

		As of September 30, 2021			As of December 31, 2020
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Amount
Customer relationships	22 Years	$413	$13	$400	$132	$55	$77	$—
Patents	5-15 Years	17	10	7	22	7	10	5
Energy Contract	10 Years	54	9	45	54	—	5	49
Other	4-15 Years	—	—	—	14	5	9	—
Total amortizable intangible assets		$484	$32	$452	$222	$67	$101	$54
Total estimated amortization expense for the remainder of 2021 is $6 million. We expect approximately $125 million in annual amortization expense through 2026 and approximately $320 million in remaining amortization expense thereafter.
The carrying amount of acquired water rights with indefinite lives as of September 30, 2021 and December 31, 2020 totaled $75 million.
Below is a summary of goodwill by segment for the nine months ended September 30, 2021:

	Flat-Rolled	Mini Mill	USSE	Tubular	Total
Balance at December 31, 2020	$—	$—	$4	$—	$4
Additions	—	905	—	—	905
Balance at September 30, 2021	$—	$905	$4	$—	$909
10.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost (income) for the three months ended September 30, 2021 and 2020:

	Pension Benefits		Other Benefits
(In millions)	2021	2020	2021	2020
Service cost	$12	$13	$3	$3
Interest cost	41	49	13	16
Expected return on plan assets	(91)	(84)	(21)	(20)
Amortization of prior service credit	—	—	(7)	(1)
Amortization of actuarial net loss (gain)	29	36	(6)	(4)
Net periodic benefit cost (income), excluding below	(9)	14	(18)	(6)
Multiemployer plans	19	19	—	—
Settlement, termination and curtailment losses (a)	5	2	—	—
Net periodic benefit cost (income)	$15	$35	$(18)	$(6)
(a) During the three months ended September 30, 2021 and 2020, pension benefits incurred settlement charges of approximately $5 million and $2 million, respectively, due to lump sum payments to certain individuals.

The following table reflects the components of net periodic benefit cost (income) for the nine months ended September 30, 2021 and 2020:

	Pension Benefits		Other Benefits
(In millions)	2021	2020	2021	2020
Service cost	$40	$38	$9	$9
Interest cost	122	145	37	48
Expected return on plan assets	(269)	(249)	(61)	(60)
Amortization of prior service cost	1	1	(21)	(5)
Amortization of actuarial net loss (gain)	104	108	(18)	(12)
Net periodic benefit cost (income), excluding below	(2)	43	(54)	(20)
Multiemployer plans	56	58	—	—
Settlement, termination and curtailment losses (a)	8	10	—	—
Net periodic benefit cost (income)	$62	$111	$(54)	$(20)
(a) During the nine months ended September 30, 2021, the pension plan incurred settlement and curtailment charges of approximately $8 million due to lump sum payments to certain individuals and the sale of Transtar. For the nine months ended September 30, 2020 the pension plan incurred settlement and special termination charges of approximately $10 million due to workforce restructuring and lump sum payments made to certain individuals.

Employer Contributions
During the first nine months of 2021, U. S. Steel made cash payments of $56 million to the Steelworkers Pension Trust and $10 million of pension payments not funded by trusts.
During the first nine months of 2021, cash payments of $31 million were made for other postretirement benefit payments not funded by trusts.
Company contributions to defined contribution plans totaled $11 million and $1 million for the three months ended September 30, 2021 and 2020, respectively. Company contributions to defined contribution plans totaled $32 million and $16 million for the nine months ended September 30, 2021 and 2020, respectively.
Transtar Disposition
In connection with the Transtar sale, U. S. Steel remeasured its main pension benefit plan as of June 30, 2021. As a result of the remeasurement, the net pension obligation was reduced by $255 million and the funded status level of plan increased to 103 percent.

11.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors, or its designee, under the 2005 Stock Incentive Plan (2005 Plan) and the 2016 Omnibus Incentive Compensation Plan, as amended and restated (Omnibus Plan). The Company's stockholders approved the Omnibus Plan and authorized the Company to issue up to 32,700,000 shares of U. S. Steel common stock under the Omnibus Plan. While the awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of September 30, 2021, there were 15,966,607 shares available for future grants under the Omnibus Plan.

Recent grants of stock-based compensation consist of restricted stock units, total stockholder return (TSR) performance awards and return on capital employed (ROCE) performance awards. Shares of common stock under the Omnibus Plan are issued from authorized, but unissued stock. The following table is a summary of the awards made under the Omnibus Plan during the first nine months of 2021 and 2020.

	2021		2020
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Restricted Stock Units	1,831,880	$19.65	2,640,690	$8.82
Performance Awards (c)
TSR	306,930	$19.46	671,390	$8.19
ROCE (d)	485,900	$17.92	—	$—
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

U. S. Steel recognized pretax stock-based compensation expense in the amount of $15 million and $8 million in the three-month periods ended September 30, 2021 and 2020, respectively, and $41 million and $20 million in the first nine months of 2021 and 2020, respectively.

As of September 30, 2021, total future compensation expense related to nonvested stock-based compensation arrangements was $46 million, and the weighted average period over which this expense is expected to be recognized is approximately 16 months.

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
12.    Income Taxes
Tax provision
For the nine months ended September 30, 2021 and 2020, the Company recorded a tax provision of $224 million and a benefit of $48 million, respectively. The tax provisions for the first nine months of 2021 and 2020 were based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss and discrete items recognized during the period.

The tax provision for the nine months ended September 30, 2021 includes a benefit of $514 million for the release of the domestic valuation allowance recorded against domestic deferred tax assets that are more likely than not to be realized. During the third quarter of 2021, the Company evaluated all available positive and negative evidence, including the impact of profitability generated from current year operations and future projections of profitability. As a result, the Company determined that, consistent with the prior quarter, all of its domestic deferred tax assets were more likely than not to be realized with the exception of certain of its state net operating losses and state tax credits and reversed the valuation allowance against those deferred tax assets accordingly.

The tax benefit for the nine months ended September 30, 2020 includes a $39 million benefit related to recording a loss from continuing operations and income from other comprehensive income categories and expense of $13 million for an updated estimate to tax reserves related to an unrecognized tax benefit. Due to the full valuation allowance on our domestic deferred tax assets, the tax benefit in 2020 does not reflect any additional tax benefit for domestic pretax losses.

Throughout the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2021 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2021 could be materially different from the forecasted amount used to estimate the tax provision for the nine months ended September 30, 2021.
13.    Earnings and Dividends Per Common Share
Earnings (Loss) Per Share Attributable to United States Steel Corporation Stockholders
The effect of dilutive securities on weighted average common shares outstanding included in the calculation of diluted earnings (loss) per common share for the three and nine months ended September 30, 2021 and September 30, 2020 were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2021	2020	2021	2020
Earnings (loss) attributable to United States Steel Corporation stockholders	$2,002	$(234)	$3,105	$(1,214)
Weighted-average shares outstanding (in thousands):
Basic	270,175	220,402	263,209	188,766
Effect of Senior Convertible Notes	12,199	—	11,082	—
Effect of stock options, restricted stock units and performance awards	5,089	—	4,812	—
Adjusted weighted-average shares outstanding, diluted	287,463	220,402	279,103	188,766
Basic earnings (loss) per common share	$7.41	$(1.06)	$11.80	$(6.43)
Diluted earnings (loss) per common share	$6.97	$(1.06)	$11.13	$(6.43)
Excluded from the computation of diluted earnings (loss) per common share due to their anti-dilutive effect were 0.6 million and 1.2 million outstanding securities granted under the Omnibus Plan for the three and nine months ended September 30, 2021, respectively, and 5.7 million and 5.5 million outstanding securities granted under the Omnibus Plan for the three and nine months ended September 30, 2020, respectively.
Dividends Paid Per Share
The dividend for each of the first, second and third quarters of 2021 and 2020 was one cent per common share.
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

The Flat-Rolled and USSE segments also use financial swaps to protect from the commodity price risk associated with purchases of natural gas, zinc, tin and electricity (commodity purchase swaps). We elected cash flow hedge accounting for Flat-Rolled commodity purchase swaps for natural gas, zinc and tin and use mark-to-market accounting for electricity swaps used in our domestic operations and for commodity purchase swaps used in our European operations. The maximum derivative contract duration for commodity purchase swaps where hedge accounting was elected and was not elected is 15 months and 27 months, respectively.

The Flat-Rolled and Mini Mill segments have entered into financial swaps that are used to partially manage the sales price risk of certain hot-rolled coil sales (sales swaps). The Flat-Rolled segment uses hedge accounting for its sales swaps and the Mini Mill segment uses mark-to-market accounting for its sales swaps. Sales swaps have maturities of up to three months.

The table below shows the outstanding swap quantities used to hedge forecasted purchases and sales as of September 30, 2021 and September 30, 2020:

Hedge Contracts	Classification	September 30, 2021	September 30, 2020
Natural gas (in mmbtus)	Commodity purchase swaps	38,661,000	34,222,000
Tin (in metric tons)	Commodity purchase swaps	1,384	787
Zinc (in metric tons)	Commodity purchase swaps	12,853	8,148
Electricity (in megawatt hours)	Commodity purchase swaps	909,240	847,680
Hot-rolled coils (in tons)	Sales swaps	97,320	—
Foreign currency (in millions of euros)	Foreign exchange forwards	€290	€240
Foreign currency (in millions of dollars)	Foreign exchange forwards	$9	$—
Foreign currency (in millions of CAD)	Foreign exchange forwards	$—	$8

There were $68 million and $5 million in accounts receivable and $103 million and $54 million in accounts payable recorded for derivatives designated as hedging instruments as of September 30, 2021 and December 31, 2020, respectively. Amounts recorded in long-term asset and long-term liability accounts for derivatives were not material as of September 30, 2021 and December 31, 2020. Accounts receivable and accounts payable recorded in the Condensed Consolidated Balance sheet for derivatives not designated as hedging instruments were $13 million and $2 million as of September 30, 2021, respectively, and were both immaterial as of December 31, 2020.

The table below summarizes the effect of hedge accounting on Accumulated Other Comprehensive Income (AOCI) and amounts reclassified from AOCI into earnings for the three and nine months ended September 30, 2021 and 2020:

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Location of Reclassification from AOCI (a)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Sales swaps	$52	$—	Net sales	$(60)	$—
Commodity purchase swaps	20	19	Cost of sales (b)	14	(6)
Foreign exchange forwards	8	(9)	Cost of sales	1	(3)
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items resulting in immaterial ineffectiveness.
(b) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Location of Reclassification from AOCI (a)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Sales swaps	$(71)	$—	Net sales	$(93)	$—
Commodity purchase swaps	52	30	Cost of sales (b)	18	(26)
Foreign exchange forwards	29	(8)	Cost of sales	(9)	(2)
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items resulting in immaterial ineffectiveness.
(b) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.

At current contract values, $62 million currently in AOCI as of September 30, 2021 will be recognized as a decrease in cost of sales over the next year and $97 million currently in AOCI as of September 30, 2021 will be recognized as a decrease in net sales over the next year.

The gain recognized for sales swaps where hedge accounting was not elected was $12 million for the three months ended September 30, 2021 and the loss of $3 million was recognized in cost of sales for the nine months ended September 30, 2021. The loss recognized for sales swaps where hedge accounting was not elected was not material for the three and nine months ended September 30, 2020.
15.    Debt

(In millions)	Issuer/Borrower	Interest Rates %	Maturity	September 30, 2021	December 31, 2020
2037 Senior Notes	U. S. Steel	6.650	2037	350	350
2029 Senior Secured Notes	Big River Steel	6.625	2029	720	—
2029 Senior Notes	U. S. Steel	6.875	2029	750	—
2026 Senior Notes	U. S. Steel	6.250	2026	230	650
2026 Senior Convertible Notes	U. S. Steel	5.000	2026	350	350
2025 Senior Notes	U. S. Steel	6.875	2025	—	750
2025 Senior Secured Notes	U. S. Steel	12.000	2025	—	1,056
Arkansas Teacher Retirement System Notes Payable	Big River Steel	5.500 - 7.750	2023	106	—
Export-Import Credit Agreement	U. S. Steel	Variable	2021	—	180
Environmental Revenue Bonds	U. S. Steel	4.125 - 6.750	2024 - 2050	717	717
Environmental Revenue Bonds	Big River Steel	4.500 - 4.750	2049	752	—
Finance leases and all other obligations	U. S. Steel	Various	2021 - 2029	78	81
Finance leases and all other obligations	Big River Steel	Various	2021 - 2031	153	—
Export Credit Agreement (ECA)	U. S. Steel	Variable	2031	136	113
Credit Facility Agreement	U. S. Steel	Variable	2024	—	500
Big River Steel ABL Facility	Big River Steel	Variable	2026	—	—
USSK Credit Agreement	U. S. Steel Kosice	Variable	2026	—	368
USSK Credit Facility	U. S. Steel Kosice	Variable	2021	—	—
Total Debt				4,342	5,115
Less unamortized discount, premium, and debt issuance costs				9	228
Less short-term debt, long-term debt due within one year, and short-term issuance costs				61	192
Long-term debt				$4,272	$4,695

The following is a summary of debt repayments for our Senior Secured Notes, Senior Notes and Export-Import Credit Agreement made during the nine months ended September 30, 2021:

		Nine Months Ended September 30, 2021
Debt Instrument (in Millions)	Date	Debt Extinguished
6.250% Senior Notes due 2026(a)	Third quarter 2021	370
6.875% Senior Notes due 2025(a)	Third quarter 2021	718
6.625% 2029 Senior Secured Notes(a)	Third quarter 2021	180
6.250% Senior Notes due 2026	Second quarter 2021	18
6.875% Senior Notes due 2025	Second quarter 2021	14
12.000% 2025 Senior Secured Notes(b)	First quarter 2021	1,056
6.875% Senior Notes due 2025	First quarter 2021	18
6.250% Senior Notes due 2026	First quarter 2021	32
Export-Import Credit Agreement (c)	First quarter 2021	180
Total		$2,586
(a) During the three months ended September 30, 2021, there were redemption premiums paid of $28 million and a net gain of $5 million for the write-off of unamortized acquisition-related fair value adjustment, discounts, and debt issuance costs as a result of these debt repayments.

(b) There were redemption premiums and unamortized discount and debt issuance write-offs of approximately $181 million and $71 million, respectively related to the repayment.

(c) Export-Import Credit Agreement was terminated in the first quarter of 2021. There were approximately $3 million in non-cash debt extinguishment costs associated with the repayment.

2029 Senior Notes
On February 11, 2021, U. S. Steel issued $750 million aggregate principal amount of 6.875% Senior Notes due 2029 (2029 Senior Notes). U. S. Steel received net proceeds of approximately $739 million after fees of approximately $11 million related to underwriting and third-party expenses. The net proceeds from the issuance of the 2029 Senior Notes, together with the proceeds of our recent common stock issuance were used to redeem all of our outstanding 2025 Senior Secured Notes. The 2029 Senior Notes will pay interest semi-annually in arrears on March 1 and September 1 of each year beginning on September 1, 2021, and will mature on March 1, 2029, unless earlier redeemed or repurchased.

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

On and after September 15, 2023, the Issuers may redeem the 2029 Senior Secured Notes at their option, at any time in whole or from time to time in part, at the redemption prices (expressed in percentages of principal amount) listed below, plus accrued and unpaid interest on the Notes, if any, to, but excluding, the applicable redemption date, if redeemed during the twelve-month period beginning on September 15 of each of the years indicated below.

Year	Redemption Price
2023	103.313%
2024	101.656%
2025 and thereafter	100.000%

At any time prior to September 15, 2023, the Issuers may at their option on one or more occasions redeem up to $90 million of the Notes during each twelve-month period commencing with September 18, 2020 at a redemption price of 103.00% of the principal amount thereof, plus accrued and unpaid interest.

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
Prior to September 1, 2026, the 2019 ADFA Bonds are not redeemable.

The 2019 ADFA Bonds are fully and unconditionally guaranteed on a senior secured basis, jointly and severally, by BRS Intermediate, BRS Finance Corp. and all future direct and indirect wholly owned domestic subsidiaries of Big River Steel LLC, and secured by first priority liens on most of the tangible and intangible assets and second priority liens on accounts receivable, inventory and certain other related assets of BRS Intermediate.

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

Arkansas Teacher Retirement System Notes Payable
Big River Steel entered into three financing agreements with the Arkansas Teacher Retirement System during 2018 and 2019. The interest rates on the notes range from 5.50% to 7.75% at present. Interest on these agreements may be paid-in-kind through the respective dates of maturity and therefore requires no interim debt service by Big River Steel prior to the date of maturity or early repayment, as the case may be. One such agreement has the benefit of a pledge of future income streams generated through an anticipated monetization of recycling tax credits provided by the State of Arkansas in conjunction with the expansion of Big River Steel. As of September 30, 2021, the outstanding balance for these financing agreements was $106 million. Big River Steel may prepay amounts owed under these agreements at any time without penalty. On October 21, 2021, Big River Steel repaid two of the financing agreements in the aggregate principal amount of approximately $20 million.

Big River Steel - Sustainability Linked ABL Facility
On July 23, 2021, Big River Steel entered into an amendment to its senior secured asset-based revolving credit facility (Big River Steel ABL Facility), which extended the maturity by 5 years and added sustainability targets related to carbon reduction, safety performance and facility certification by ResponsibleSteel™.

The Big River Steel ABL Facility is secured by first-priority liens on accounts receivable and inventory and certain other assets and second priority liens on most tangible and intangible assets of Big River Steel in each case subject to permitted liens.

The Big River Steel ABL Facility provides for borrowings for working capital and general corporate purposes in an amount equal up to the lesser of (a) $350 million and (b) a borrowing base calculated based on specified percentages of eligible accounts receivables and inventory, subject to certain adjustments and reserves. The Big River Steel ABL Facility matures on July 23, 2026. The outstanding principal balance was zero at September 30, 2021. Availability under the Big River Steel ABL Facility, pursuant to the available borrowing base was $350 million at September 30, 2021.

The Big River Steel ABL Facility provides for borrowings at interest rates based on defined, short-term market rates plus a spread based on availability. The Big River Steel ABL Facility also requires a commitment fee on the unused portion of the Big River Steel ABL Facility, determined quarterly based on Big River Steel LLC's utilization levels.

Big River Steel LLC must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent twelve consecutive months when availability under the Big River Steel ABL Facility is less than the greater of ten percent of the borrowing base availability and $13 million. Based on the most recent four quarters as of September 30, 2021, Big River Steel would have met the fixed charge coverage ratio test. The Big River Steel ABL Facility includes affirmative and negative covenants that are customary for facilities of this type. The Big River Steel ABL Facility also includes customary events of default.

U. S. Steel - Sustainability Linked Credit Facility Agreement
The Fifth Amended and Restated Credit Facility Agreement (Credit Facility Agreement) was amended on July 23, 2021 to include targets related to carbon reduction, safety performance and facility certification by ResponsibleSteel™. In addition to the new sustainability link, the Credit Facility Agreement was amended to reduce the facility size to $1.75 billion from $2 billion, which supports the Company’s current footprint and is consistent with the its efforts to optimize its global liquidity position.

As of September 30, 2021, there were approximately $4 million of letters of credit issued, and no loans drawn under the Credit Facility Agreement. The availability under the Credit Facility Agreement was $1.746 billion as of September 30, 2021. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of ten percent of the total aggregate commitments and $175 million. Based on the most recent four quarters as of September 30, 2021, the Company would have met the fixed charge coverage ratio test.

U. S. Steel Košice (USSK) Credit Facilities
On September 29, 2021, USSK entered into a €300 million (approximately $347 million) unsecured sustainability linked credit agreement (USSK Credit Agreement), replacing the previous €460 million credit facility agreement. The USSK Credit Agreement matures in 5 years and contains sustainability targets related to carbon reduction, safety performance and facility certification by ResponsibleSteel™. At September 30, 2021, USSK had no borrowings under the USSK Credit Agreement.

At September 30, 2021, USSK had no borrowings under its €20 million credit facility (approximately $23 million) (USSK Credit Facility) and the availability was approximately $17 million due to approximately $6 million of customs and other guarantees outstanding.
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
Big River Steel
On October 31, 2019, a wholly owned subsidiary of U. S. Steel purchased a 49.9% ownership interest in Big River Steel. The transaction included a call option (U. S. Steel Call Option) to acquire the remaining equity interest within the next four years at an agreed-upon price formula. The investment purchase included other options that were marked to fair value during 2020. The net change in fair value of the options during the nine months ended September 30, 2020 resulted in a $40 million decrease to other financial costs. When the U. S. Steel Call Option was exercised on December 8, 2020, the other options were legally extinguished and a new contingent forward asset was recorded for $11 million. As the contingent forward was a contract to purchase a business, it was no longer considered a derivative subject to ASC 815, Derivative Instruments and Hedging Activities, and was not subject to subsequent fair value adjustments. The contingent forward asset was removed with the recognition of the gain on the previously held investment in Big River

Steel when the purchase of the remaining interest closed on January 15, 2021. See Note 20 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year-ended December 31, 2020 and Note 5 for further details.

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
The following table summarizes U. S. Steel’s financial liabilities that were not carried at fair value at September 30, 2021 and December 31, 2020. The fair value of long-term debt was determined using Level 2 inputs.

	September 30, 2021		December 31, 2020
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Short-term and long-term debt (a)	$4,663	$3,996	$5,323	$4,806
(a) Excludes finance lease obligations.

17.    Statement of Changes in Stockholders’ Equity

The following table reflects the first nine months of 2021 and 2020 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Nine Months Ended September 30, 2021 (In millions)	Total	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,879	$(623)	$(47)	$229	$(175)	$4,402	$93
Comprehensive income (loss):
Net earnings	91	91	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	24	—	24	—	—	—	—
Currency translation adjustment	(47)	—	(47)	—	—	—	—
Derivative financial instruments	(20)	—	(20)	—	—	—	—
Employee stock plans	6	—	—	2	(7)	11	—
Common Stock Issued	790	—	—	48	—	742	—
Dividends paid on common stock	(3)	—	—	—	—	(3)	—
Balance at March 31, 2021	$4,720	$(532)	$(90)	$279	$(182)	$5,152	$93
Comprehensive income (loss):
Net earnings	1,012	1,012	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	205	—	205	—	—	—	—
Currency translation adjustment	23	—	23	—	—	—	—
Derivative financial instruments	(31)	—	(31)	—	—	—	—
Employee stock plans	17	—	—	—	(1)	18	—
Dividends paid on common stock	(2)	—	—	—	—	(2)	—
Other	(1)	—	—	—	—	—	(1)
Balance at June 30, 2021	$5,943	$480	$107	$279	$(183)	$5,168	$92
Comprehensive income (loss):
Net earnings	2,002	2,002	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	15	—	15	—	—	—	—
Currency translation adjustment	(26)	—	(26)	—	—	—	—
Derivative financial instruments	60	—	60	—	—	—	—
Employee stock plans	16	—	—		(1)	17	—
Dividends paid on common stock	(3)	(3)	—	—	—	—	—
Other	1	1	—	—	—	—	—
Balance at September 30, 2021	$8,008	$2,480	$156	$279	$(184)	$5,185	$92

Nine Months Ended September 30, 2020 (In millions)	Total	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$4,093	$544	$(478)	$179	$(173)	$4,020	$1
Comprehensive income (loss):
Net loss	(391)	(391)	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	52	—	52	—	—	—	—
Currency translation adjustment	(23)	—	(23)	—	—	—	—
Derivative financial instruments	(5)	—	(5)	—	—	—	—
Employee stock plans	2	—	—	—	(2)	4	—
Dividends paid on common stock	(2)	(2)	—	—	—	—	—
Balance at March 31, 2020	$3,726	$151	$(454)	$179	$(175)	$4,024	$1
Comprehensive income (loss):
Net loss	(589)	(589)	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	29	—	29	—	—	—	—
Currency translation adjustment	20	—	20	—	—	—	—
Derivative financial instruments	15	—	15	—	—	—	—
Employee stock plans	8	—	—	—	—	8	—
Common Stock Issued	410	—	—	50	—	360	—
Dividends paid on common stock	(1)	—	—	—	—	(1)	—
Stelco Option Agreement	37	—	—	—	—	—	37
Other	(1)	—	—	—	—	—	(1)
Balance at June 30, 2020	$3,654	$(438)	$(390)	$229	$(175)	$4,391	$37
Comprehensive income (loss):
Net loss	(234)	(234)	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	16	—	16	—	—	—	—
Currency translation adjustment	34	—	34	—	—	—	—
Derivative financial instruments	8	—	8	—	—	—	—
Employee stock plans	10	—	—	—	—	10	—
Dividends paid on common stock	(3)	—	—	—	—	(3)	—
Stelco Option Agreement	18	—	—	—	—	—	18
Other	1	1	—	—	—	—	—
Balance at September 30, 2020	$3,504	$(671)	$(332)	$229	$(175)	$4,398	$55

18.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions)	Pension and Other Benefit Items	Foreign Currency Items	Unrealized (Loss) Gain on Derivatives	Total
Balance at December 31, 2020	$(458)	$449	$(38)	$(47)
Other comprehensive income (loss) before reclassifications	190	(50)	(49)	91
Amounts reclassified from AOCI (a)	54	—	58	112
Net current-period other comprehensive income (loss)	244	(50)	9	203
Balance at September 30, 2021	$(214)	$399	$(29)	$156

Balance at December 31, 2019	$(843)	$381	$(16)	$(478)
Other comprehensive income (loss) before reclassifications	6	31	(6)	31
Amounts reclassified from AOCI (a)	91	—	24	115
Net current-period other comprehensive income	97	31	18	146
Balance at September 30, 2020	$(746)	$412	$2	$(332)
(a) See table below for further details.

	Amount reclassified from AOCI (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI components (in millions)	2021	2020	2021	2020
Amortization of pension and other benefit items
Prior service credits (a)	$(7)	$(1)	$(20)	$(4)
Actuarial losses (a)	23	32	86	96
Settlement, termination and curtailment losses (a)	5	2	6	2
UPI Purchase Accounting Adjustment	—	—	—	23
Total pensions and other benefits items	21	33	72	117
Derivative reclassifications to Condensed Consolidated Statements of Operations	40	6	77	28
Total before tax	61	39	149	145
Tax provision	(15)	(15)	(37)	(30)
Net of tax	$46	$24	$112	$115
(a) These AOCI components are included in the computation of net periodic benefit cost. See Note 10 for additional details.
19.    Transactions with Related Parties
Related party sales and service transactions are primarily related to equity investees and were $341 million and $268 million for the three months ended September 30, 2021 and 2020, respectively, and $977 million and $710 million for the nine months ended September 30, 2021 and 2020, respectively.
Accounts payable to related parties include balances due to PRO-TEC Coating Company, LLC (PRO-TEC) of $128 million and $86 million at September 30, 2021 and December 31, 2020, respectively for invoicing and receivables collection services provided by U. S. Steel on PRO-TEC's behalf. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $2 million and $19 million for the periods ending September 30, 2021 and December 31, 2020, respectively.
Purchases from related parties for outside processing services provided by equity investees amounted to $6 million and $9 million for the three months ended September 30, 2021 and 2020, respectively, and $32 million and $47 million for the nine months ended September 30, 2021 and 2020, respectively. Purchases of iron ore pellets from related parties amounted to $26 million and $19 million for the three months ended September 30, 2021 and 2020, respectively, and $80 million and $53 million for the nine months ended September 30, 2021 and 2020, respectively.

20.    Restructuring and Other Charges
During the three months ended September 30, 2021, the Company did not record any restructuring and other charges. Cash payments were made related to severance and exit costs of approximately $9 million.
During the nine months ended September 30, 2021, the Company recorded restructuring and other charges of $37 million, which consists of $27 million for Great Lakes Works and $10 million for environmental related charges at other facilities and costs related to severance. Cash payments were made related to severance and exit costs of approximately $53 million.
During the nine months ended September 30, 2020, the Company recorded restructuring and other charges of $130 million, which consists of charges of $72 million for the indefinite idling of our Keetac mining operations and a significant portion of Great Lakes Works, $13 million for the indefinite idling of Lorain Tubular Operations and Lone Star Tubular Operations, and $13 million and $32 million for employee benefit costs related to Company-wide headcount reductions and headcount reductions under a Voluntary Early Retirement Program offered at USSK, respectively. Cash payments were made related to severance and exit costs of approximately $130 million. Approximately $29 million of these cash payments were funded by the postretirement benefit trust (VEBA) per an agreement with the United Steelworkers of America.
The activity in the accrued balances incurred in relation to restructuring programs during the nine months ended September 30, 2021 were as follows:

(In millions)	Employee Related Costs	Exit Costs	Non-cash Charges	Total
Balance at December 31, 2020	$51	$126	$—	$177
Additional charges	3	33	1	37
Cash payments/utilization (a)	(35)	(26)	(1)	(62)
Balance at September 30, 2021	$19	$133	$—	$152
(a)Payments of $8 million were made from the pension fund trust.

Accrued liabilities for restructuring programs are included in the following balance sheet lines:

(In millions)	September 30, 2021	December 31, 2020
Accounts payable	$35	$34
Payroll and benefits payable	6	29
Employee benefits	13	22
Deferred credits and other noncurrent liabilities	98	92
Total	$152	$177
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
Asbestos matters – As of September 30, 2021, U. S. Steel was a defendant in approximately 925 active cases involving approximately 2,515 plaintiffs. The vast majority of these cases involve multiple defendants. About 1,545, or approximately 61 percent, of these plaintiff claims are currently pending in a jurisdiction which permits filings with massive numbers of plaintiffs. At December 31, 2020, U. S. Steel was a defendant in approximately 855 cases involving approximately 2,445 plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

The following table shows the number of asbestos claims in the current period and the prior three years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved (a)	New Claims	Closing Number of Claims
December 31, 2018	3,315	1,285	290	2,320
December 31, 2019	2,320	195	265	2,390
December 31, 2020	2,390	240	295	2,445
September 30, 2021	2,445	135	205	2,515
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

(In millions)	Nine Months Ended September 30, 2021
Beginning of period	$146
Accruals for environmental remediation deemed probable and reasonably estimable	1
Obligations settled	(23)
End of period	$124
Accrued liabilities for remediation activities are included in the following Condensed Consolidated Balance Sheet lines:

(In millions)	September 30, 2021	December 31, 2020
Accounts payable and other accrued liabilities	$41	$43
Deferred credits and other noncurrent liabilities	83	103
Total	$124	$146
Expenses related to remediation are recorded in cost of sales and were immaterial for both the nine-month periods ended September 30, 2021 and September 30, 2020. It is not currently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 45 to 70 percent.
Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, the Company categorizes projects as follows:

(1)Projects with Ongoing Study and Scope Development - Projects which are still in the development phase. For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are five environmental remediation projects where additional costs for completion are not currently estimable, but could be material. These projects are at Fairfield Works, Lorain Tubular, USS-UPI LLC (UPI) formerly known as USS-POSCO Industries, Duluth Works and the former steelmaking plant at Joliet, Illinois. As of September 30, 2021, accrued liabilities for these projects totaled $24 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $50 million to $75 million.
(2)Significant Projects with Defined Scope - Projects with significant accrued liabilities with a defined scope. As of September 30, 2021, there are two significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $43 million. These projects are Gary Resource Conservation and Recovery Act (RCRA) (accrued liability of $24 million) and the former Geneva facility (accrued liability of $19 million).
(3)Other Projects with a Defined Scope - Projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are three other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at September 30, 2021 was $7 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.
The remaining environmental remediation projects each have an accrued liability of less than $1 million each. The total accrued liability for these projects at September 30, 2021 was approximately $3 million. The Company does not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $23 million at September 30, 2021 and were based on known scopes of work.
Administrative and Legal Costs – As of September 30, 2021, U. S. Steel had an accrued liability of $13 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to comply with various regulations, laws and other requirements relating to the environment. Such capital expenditures totaled $14 million and $8 million in the first nine months of 2021 and 2020, respectively. U. S. Steel anticipates making additional such expenditures in the future, which may be material; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
European Union (EU) Environmental Requirements - Phase IV of the EU Emissions Trading System (EU ETS) commenced on January 1, 2021 and will finish on December 31, 2030. The European Commission issued final approval of the Slovak National Allocation table in July 2021. The Slovak Ministry of Environment's decision on USSE’s free allocation for the first five years of the Phase IV period is expected by the end of 2021. In the fourth quarter of 2020 USSE started purchasing European Union Allowances (EUA) for the Phase IV period. As of September 30, 2021, we have pre-purchased approximately 3.3 million EUA totaling €134 million (approximately $155 million).
The EU’s Industrial Emissions Directive requires implementation of EU-determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to comply with or go beyond BAT requirements were €138 million (approximately $160 million) over the actual program period. These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. USSK complied with these covenants as of September 30, 2021. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g. bank guarantee) to secure 50 percent of the EU funding received.
Environmental indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were divested. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties divested and deconsolidated. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $124 million of accrued liabilities for remediation discussed above), there are no other known probable and estimable environmental liabilities related to these transactions.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $7 million at September 30, 2021.

Other contingencies – Under certain lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $14 million at September 30, 2021). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $214 million as of September 30, 2021, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by the Credit Facility Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $100 million and $133 million at September 30, 2021 and December 31, 2020, respectively.
Capital Commitments – At September 30, 2021, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $687 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2021	2022	2023	2024	2025	Later Years	Total
$299	$1,206	$557	$325	$315	$903	$3,605
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, and certain energy and utility services with terms ranging from two to 15 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of September 30, 2021, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $87 million.
Total payments relating to unconditional purchase obligations were $215 million and $123 million for the three months ended September 30, 2021 and 2020, respectively, and $584 million and $425 million for the nine months ended September 30, 2021 and 2020, respectively.
22.    Common Stock Issued
In February 2021, U. S. Steel issued 48.3 million shares of common stock for net proceeds of approximately $790 million.
In June 2020, U. S. Steel issued 50 million shares of common stock for net proceeds of approximately $410 million.
23.    Subsequent Events
On October 1, 2021, U. S. Steel issued an irrevocable notice of redemption to redeem the entirety of its approximately $230 million aggregate principal amount of outstanding 6.250% Senior Notes due 2026 (2026 Senior Notes). The Company expects the total payment to the holders including the redemption premium to be approximately $237 million (reflecting a redemption price of 103.125% of the aggregate principal amount), plus accrued and unpaid interest to, but excluding, the redemption date of November 1, 2021. The 2026 Senior Notes will be redeemed with cash on hand.

On October 15, 2021, U. S. Steel issued a notice of redemption to redeem approximately $70 million aggregate principal amount of its environmental revenue bonds. The Company expects the total payment to the holders including the redemption premium to be approximately $70 million (reflecting a redemption price of par), plus accrued and unpaid interest to, but excluding, the redemption date of December 1, 2021. These bonds will be redeemed with cash on hand.

On October 21, 2021, Big River Steel repaid two of the Arkansas Teacher Retirement System notes payable financing agreements in the aggregate principal amount of approximately $20 million.

On October 25, 2021, the Board of Directors authorized a stock repurchase program under which up to $300 million of the Company's outstanding common stock may be acquired at the discretion of management. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending upon the market conditions. Under the program, the purchases will be funded from cash on hand, and the repurchased shares will be held as treasury shares.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
U. S. Steel's results in the three and nine months ended September 30, 2021 compared to the same periods in 2020 benefited from the Big River Steel acquisition as well as significantly improved business conditions as certain challenges presented by the COVID-19 pandemic began to subside. Flat-Rolled results improved due to higher steel demand across most consumer and manufacturing industries, pushing both spot and contract prices higher. In Mini Mill, with the acquisition of Big River Steel on January 15, 2021, results were added for the first time in the first quarter of 2021. USSE results improved due to stronger performance of the manufacturing and construction sectors and higher selling prices though continued high levels of imports persist. Tubular results improved as a result of realized benefits from rounds being in-sourced from our electric arc furnace and from drilling activity slowly increasing during the third quarter of 2021 even though continued high levels of tubular imports persist.

Net sales by segment for the three months and nine months ended September 30, 2021 and 2020 are set forth in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, excluding intersegment sales)	2021	2020	% Change	2021	2020	% Change
Flat-Rolled Products (Flat-Rolled)	$3,541	$1,728	105%	$8,804	$5,199	69%
Mini Mill (a)	949	—	n/a	2,158	—	n/a
U. S. Steel Europe (USSE)	1,246	495	152%	3,122	1,403	123%
Tubular Products (Tubular)	216	96	125%	534	533	—%
Total sales from reportable segments	5,952	2,319	157%	14,618	7,135	105%
Other	12	21	(43)%	35	44	(20)%
Net sales	$5,964	$2,340	155%	$14,653	$7,179	104%
(a) Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended September 30, 2021 versus the three months ended September 30, 2020 is set forth in the following table:

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Other (c)	Net Change
Flat-Rolled	7%	85%	(1)%	—%	14%	105%
Mini Mill (d)	n/a	n/a	n/a	n/a	n/a	n/a
USSE	34%	116%	(1)%	2%	1%	152%
Tubular	68%	51%	11%	—%	(5)%	125%
(a) Excludes intersegment sales.
(b) Foreign currency translation effects.
(c) Primarily of sales of raw materials and coke making by-products.
(d) Not applicable (n/a), Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.

Net sales for the three months ended September 30, 2021 compared to the same period in 2020 were $5,964 million and $2,340 million, respectively.
•For the Flat-Rolled segment the increase in sales primarily resulted from higher average realized prices ($613 per ton) and increased shipments (173 thousand tons) across most products.
•For the USSE segment the increase in sales primarily resulted from higher average realized prices ($535 per net ton) and increased shipments (274 thousand tons) across most products.
•For the Tubular segment the increase in sales primarily resulted from higher average realized prices ($472 per net ton) and increased shipments (52 thousand tons) for seamless products.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the nine months ended September 30, 2021 versus the nine months ended September 30, 2020 is set forth in the following table:

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Other (c)	Net Change
Flat-Rolled	7%	51%	1%	—%	10%	69%
Mini Mill (d)	n/a	n/a	n/a	n/a	n/a	n/a
USSE	47%	71%	(6)%	10%	1%	123%
Tubular	(18)%	13%	5%	—%	—%	—%
(a) Excludes intersegment sales.
(b) Foreign currency translation effects.
(c) Primarily of sales of raw materials and coke making by-products.
(d) Not applicable (n/a), Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.

Net sales for the nine months ended September 30, 2021 compared to the same period in 2020 were $14,653 million and $7,179 million, respectively.
•For the Flat-Rolled segment the increase in sales primarily resulted from higher average realized prices ($383 per ton) across all products and increased shipments (532 thousand tons) primarily for cold-rolled products.
•For the USSE segment the increase in sales primarily resulted from higher average realized prices ($316 per net ton) across all products and increased shipments (1,073 thousand tons) across most products.
•For the Tubular segment the increase in sales primarily resulted from higher average realized prices ($316 per net ton) for seamless products, partially offset by decreased shipments (73 thousand tons) for electric resistance welded (ERW) products.

Selling, general and administrative expenses

Selling, general and administrative expenses were $108 million and $316 million in the three months and nine months ended September 30, 2021, respectively, compared to $65 million and $199 million in the three months and nine months ended September 30, 2020, respectively. The increase in expenses in the three and nine months ended September 30, 2021 versus the same periods in 2020 primarily resulted from increased profit based payments and the addition of Big River Steel with the purchase of its remaining equity interest.

Restructuring and other charges

During the nine months ended September 30, 2021 and September 30, 2020 the Company recorded restructuring and other charges of $37 million and $130 million, respectively. See Note 20 to the Condensed Consolidated Financial Statements for further details.

Strategic projects and technology investments

The success of our Best of Both strategy creates the platform to transition to Best for AllSM by expanding our competitive advantages in low-cost iron ore pellets, mini mill steel-making and best-in-class finishing assets to provide customers with profitable steel solutions for all of our stakeholders. We will continue to grow our capabilities to deliver product and process innovation to create value for our customers while enhancing our earnings profile, delivering long-term cash flow through industry cycles and reducing our capital and carbon intensity.

On January 15, 2021, the Company completed a significant strategic step with the acquisition of the remaining equity interest in Big River Steel for approximately $625 million in cash net of $36 million and $62 million in cash and restricted cash received, respectively, and the assumption of liabilities of approximately $50 million. The results of Big River Steel are reflected within the new Mini Mill segment. The acquisition of Big River Steel increased U. S. Steel's annual raw steel production capability by 3.3 million net tons to 26.2 million net tons. The Mini Mill segment has two EAFs, two ladle metallurgical furnace stations (LMFs), a Ruhrstahl Heraeus degasser, two continuous slab casters, a pickle line tandem cold mill, batch annealing, a temper mill and a galvanizing line. Big River Steel commenced commercial production on the second EAF during the fourth quarter of 2020, doubling its raw steel production capability.

In August 2021, the Company commenced construction on a non-grain oriented (NGO) electrical steel line at Big River Steel. The Company expects this investment to make Big River Steel a leader in NGO electric steels by delivering product capabilities in this growing market. The approximately $450 million investment is expected to be funded by cash generated from Big River Steel's profitability and cash flow. The 200,000 ton NGO electrical steel line is expected to deliver first coil in September 2023 and be available to meet the growing electric vehicle demand expected in the United States over the coming years.

On September 16, 2021, the Company announced, as part of the continued transition to its Best for All℠ strategy, an exploratory site selection process to build a new, three-million-ton mini mill flat-rolled facility to be constructed in the United States. The planned mini mill will combine two state-of-the-art EAFs with differentiated steelmaking and finishing technology, including purchased equipment already owned by the Company. The continued adoption of mini mill technology will expand the Company’s ability to produce the next generation of highly profitable proprietary sustainable steel solutions, including Advanced High Strength Steels. The current estimated investment is approximately $3.0 billion and is currently expected to be funded primarily from existing cash and expected free cash flow. The final investment requirement is subject to ultimate site selection and scope of value-added downstream finishing assets.

In addition to the investments in its Mini Mill segment, the Company will continue to evaluate capability-focused opportunities across the Flat-Rolled segment, including at the Gary Hot Strip Mill.

Operating configuration adjustments

The Company also adjusted its operating configuration in response to global overcapacity, unfair trade practices and increases in domestic demand as a result of tariffs on imports by indefinitely and temporarily idling and then re-starting production at certain of its facilities. U. S. Steel will continue to adjust its operating configuration in order to maximize its strategy of providing Best for All profitable steel solutions for all stakeholders.

Operations idled for an indefinite period of time

In December 2019, U. S. Steel announced that it would indefinitely idle a significant portion of Great Lakes Works due to market conditions including continued high levels of imports. The Company began idling the iron and steelmaking facilities in March 2020 and the hot strip mill rolling facility in June 2020. The carrying value of the Great Lakes Works facilities that were indefinitely idled was approximately $295 million as of September 30, 2021.

In December 2019, the Company completed the indefinite idling of its East Chicago Tin (ECT) operations within its Flat-Rolled segment. ECT was indefinitely idled primarily due to increased tin import levels in the U.S. Additionally, U. S. Steel indefinitely idled its finishing facility in Dearborn, Michigan (which operates an electrolytic galvanizing line), during the fourth quarter of 2019. The carrying value of these facilities was approximately $15 million as of September 30, 2021.

In 2020, we took actions to adjust our footprint by idling certain operations to better align production with customer demand and respond to the impacts from the COVID-19 pandemic. The operations that were initially idled in 2020 and remained idle as of September 30, 2021 included:
•Blast Furnace A at Granite City Works
•Lone Star Tubular Operations
•Lorain Tubular Operations
•Wheeling Machine Products coupling production facility at Hughes Springs, Texas

As of September 30, 2021 the carrying value of the idled fixed assets for facilities noted above was: Granite City Works Blast Furnace A, $60 million; Lone Star Tubular Operations, $5 million; Lorain Tubular Operations, $70 million and Wheeling Machine Product's production facility, immaterial.

Earnings (loss) before interest and income taxes by segment is set forth in the following table:

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
(Dollars in millions)	2021	2020		2021	2020
Flat-Rolled	$1,015	$(159)	738%	$1,740	$(523)	433%
Mini Mill (a)	424	—	n/a	840	—	n/a
USSE	394	13	2,931%	706	(27)	2,715%
Tubular	—	(52)	100%	(29)	(147)	80%
Total earnings (loss) from reportable segments	1,833	(198)	1,026%	3,257	(697)	567%
Other	(2)	(13)	85%	20	(33)	161%
Segment earnings (loss) before interest and income taxes	1,831	(211)	968%	3,277	(730)	549%
Items not allocated to segments:
Asset impairment	—	—		(28)	(263)
Big River Steel - inventory step-up amortization	—	—		(24)	—
Big River Steel - unrealized gains (losses)	12	—		(3)	—
Big River Steel - acquisition costs	—	—		(9)	—
Restructuring and other charges	—	—		(37)	(130)
Loss on USSE assets held for sale	(7)	—		(7)	—
Gain on sale of Transtar	506	—		506	—
Gain on previously held investment in Big River Steel	—	—		111	—
Property sale	—	—		15	—
Tubular inventory impairment	—	—		—	(24)
Gain on previously held investment in UPI	—	—		—	25
December 24, 2018 Clairton coke making facility fire	$—	$—		$—	$4
Total earnings (loss) before interest and income taxes	$2,342	$(211)	1,210%	$3,801	$(1,118)	440%
(a) Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.

Segment results for Flat-Rolled

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2021	2020		2021	2020
Earnings (loss) before interest and taxes ($ millions)	$1,015	$(159)	738%	$1,740	$(523)	433%
Gross margin	32%	1%	31%	25%	—%	25%
Raw steel production (mnt)	2,634	2,207	19%	7,700	6,823	13%
Capability utilization	61%	52%	9%	61%	53%	8%
Steel shipments (mnt)	2,328	2,155	8%	6,986	6,454	8%
Average realized steel price per ton	$1,325	$712	86%	$1,097	$714	54%

The increase in Flat-Rolled results for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to:
•increased average realized prices (approximately $1,455 million)
•increased shipments, including volume efficiencies (approximately $20 million)
•increased mining sales (approximately $95 million)
•increased coke sales (approximately $25 million),
this change was partially offset by:
•higher raw material costs (approximately $90 million)

•increased operating costs (approximately $15 million)
•higher energy costs (approximately $30 million)
•increase substrate purchases (approximately $40 million)
•higher other costs, primarily variable compensation (approximately $245 million).

The increase in Flat-Rolled results for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to:
•increased average realized prices (approximately $2,650 million)
•increased shipments, including volume efficiencies (approximately $40 million)
•increased mining sales (approximately $170 million)
•increased coke sales (approximately $55 million),
this change was partially offset by:
•higher raw material costs (approximately $125 million)
•increased operating costs (approximately $15 million)
•higher energy costs (approximately $45 million)
•increased substrate purchases (approximately $70 million)
•higher other costs, primarily variable compensation and substrate purchases (approximately $395 million).
Gross margin for the three and nine months ended September 30, 2021 compared to the same period in 2020 increased primarily as a result of higher average realized prices and sales volume.
Segment results for Mini Mill (a)

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020
Earnings before interest and taxes ($ millions)	$424	$—	n/a	$840	$—	n/a
Gross margin	51%	—%	n/a	45%	—%	n/a
Raw steel production (mnt)	750	—	n/a	2,007	—	n/a
Capability utilization	90%	—%	n/a	86%	—%	n/a
Steel shipments (mnt)	608	—	n/a	1,671	—	n/a
Average realized steel price per ton	$1,517	$—	n/a	$1,255	$—	n/a
(a) Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.
Segment results for USSE

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020
Earnings (loss) before interest and taxes ($ millions)	$394	$13	2,931%	$706	$(27)	2,715%
Gross margin	34%	10%	24%	26%	5%	21%
Raw steel production (mnt)	1,274	873	46%	3,750	2,400	56%
Capability utilization	101%	69%	32%	100%	64%	36%
Steel shipments (mnt)	1,064	790	35%	3,274	2,201	49%
Average realized steel price per ($/ton)	$1,143	$608	88%	$932	$616	51%
Average realized steel price per (€/ton)	€969	€520	86%	€779	€548	42%

The increase in USSE results for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to:
•increased average realized prices (approximately $580 million)
•increased shipments, including volume efficiencies (approximately $15 million)
•strengthening of the Euro versus the U.S. dollar (approximately $10 million), these changes were partially offset by:
•higher raw material costs (approximately $175 million)
•increased operating costs (approximately $25 million)
•higher energy costs ($20 million)
•higher other costs, primarily variable compensation accruals (approximately $5 million).

The increase in USSE results for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to:
•increased average realized prices (approximately $985 million)
•increased shipments, including volume efficiencies (approximately $70 million)
•strengthening of the Euro versus the U.S. dollar (approximately $50 million), these changes were partially offset by:
•higher raw material costs (approximately $300 million)
•increased operating costs (approximately $30 million)
•higher energy costs (approximately $25 million)
•higher other costs, primarily variable compensation accruals (approximately $15 million).
Gross margin for the three and nine months ended September 30, 2021 compared to the same periods in 2020 increased primarily as a result of higher average realized prices and sales volume.

Segment results for Tubular

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020
Loss before interest and taxes ($ millions)	$—	$(52)	100%	$(29)	$(147)	80%
Gross margin	7%	(39)%	46%	2%	(20)%	22%
Raw steel production (mnt) (a)	117	—	n/a	324	—	n/a
Capability utilization (a)	52%	—%	52%	48%	—%	48%
Steel shipments (mnt)	123	71	73%	317	390	(19)%
Average realized steel price per ton	$1,702	$1,230	38%	$1,587	$1,271	25%
(a) Tubular segment raw steel added in October 2020 with the start-up of the new electric arc furnace.

The increase in Tubular results for the three months ended September 30, 2021 as compared to the same period in 2020 occurred despite continued high levels of imports and was primarily due to:
•increased average realized prices (approximately $45 million)
•increased shipments, including volume efficiencies (approximately $25 million)
•lower other costs, primarily idled plant carrying costs, (approximately $5 million), these changes were partially offset by:
•increased operating costs (approximately $10 million)
•higher energy costs (approximately $15 million).

The increase in Tubular results for the nine months ended September 30, 2021 as compared to the same period in 2020 occurred despite continued high levels of imports and was primarily due to:
•increased average realized prices (approximately $85 million)
•lower operating costs, including operating efficiencies (approximately $20 million)
•lower other costs, primarily idled plant carrying costs, (approximately $45 million), these changes were partially offset by:
•higher raw material costs (approximately $10 million)
•higher energy costs (approximately $20 million).
Gross margin for the three and nine months ended September 30, 2021 compared to the same periods in 2020 increased primarily as a result of higher average realized prices and positive cost improvements from the new EAF and plant idlings, partially offset by increased raw material costs and increased imports.

Items not allocated to segments

•We recorded an impairment of $28 million for the Mon Valley Works endless casting and rolling project in the nine months ended September 30, 2021. See Note 1 to the Condensed Consolidated Financial Statement for further details.
•We recorded Big River Steel - inventory step-up amortization charge of $24 million in the nine months ended September 30, 2021. See Note 5 to the Condensed Consolidated Financial Statements for further details.
•We recorded Big River Steel - unrealized gains (losses) of $12 million and $(3) million in the three months and nine months ended September 30, 2021, respectively, for the post-acquisition mark-to-market impacts of hedging instruments acquired with the purchase of the remaining equity interest in Big River Steel. See Note 14 to the Condensed Consolidated Financial Statements for further details.
•We recorded Big River Steel - acquisition costs of $9 million in the nine months ended September 30, 2021. See Note 5 to the Condensed Consolidated Financial Statements for further details.

•We recorded restructuring and other charges of $37 million in the nine months ended September 30, 2021. See Note 20 to the Condensed Consolidated Financial Statements for further details.
•We recorded a loss on USSE assets held for sale of $7 million in the three months and nine months ended September 30, 2021.
•We recorded a gain on the sale of Transtar of $506 million in the three months and nine months ended September 30, 2021. See Note 5 to the Condensed Consolidated Financial Statements for further details.
•We recorded a gain on previously held equity investment in Big River Steel of $111 million in the nine months ended September 30, 2021. See Note 5 to the Condensed Consolidated Financial Statements for further details.
•We recorded a property sale gain of $15 million on the sale of a non-core real estate asset in the nine months ended September 30, 2021.

Net interest and other financial costs

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2021	2020		2021	2020
Interest expense	$75	$84	11%	$251	$198	(27)%
Interest income	(1)	(1)	—%	(3)	(6)	(50)%
Loss on debt extinguishment	26	—	(100)%	282	—	(100)%
Other financial costs (benefits)	17	(30)	(157)%	39	(26)	(250)%
Net periodic benefit income	(37)	(6)	517%	(97)	(22)	341%
Total net interest and other financial costs	$80	$47	(70)%	$472	$144	(228)%

Net interest and other financial costs increased in the three months ended September 30, 2021 as compared to the same period last year from increased debt retirement costs and higher other financial costs, partially offset by an increase in net periodic benefit income (as discussed further below).

Net interest and other financial costs increased in the nine months ended September 30, 2021 as compared to the same period last year from increased interest expense, debt retirement costs and higher other financial costs, partially offset by an increase in net periodic benefit income (as discussed below).

The net periodic benefit income components of pension and other benefit costs are reflected in the table above, and increased in the three months and nine months ended September 30, 2021 as compared to the same periods last year primarily due to better than expected asset performance and lower amortization of prior service costs.
Income taxes
The income tax expense (benefit) was $260 million and $224 million in the three and nine months ended September 30, 2021, respectively, compared to $(24) million and $(48) million in the three and nine months ended September 30, 2020, respectively.

At June 30, 2021, U. S. Steel determined, based upon weighing all positive and negative evidence, that a full valuation allowance for the domestic deferred tax assets was no longer required. Accordingly, we reversed all of the domestic valuation allowance except for a portion of the domestic valuation allowance related to certain state net operating losses and state tax credits. As of the nine months ended September 30, 2021, the valuation allowance release resulted in a $514 million non-cash net benefit to earnings. That determination was based, in part, on U. S. Steel’s cumulative income from the past three years and projections of income in future years. The release of the valuation allowance contains discrete and current year impacts that are recorded in the income tax benefit. The remaining domestic valuation allowance will be remeasured in future periods.

The tax benefit for the nine months ended September 30, 2020 includes a $39 million benefit related to recording a loss from continuing operations and income from other comprehensive income categories.

Net earnings attributable to United States Steel Corporation were $2,002 million and $3,105 million in the three and nine months ended September 30, 2021, respectively, compared to a net loss of $(234) million and $(1,214) million in the three and nine months ended September 30, 2020, respectively. The changes primarily reflect the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2,605 million for the nine months ended September 30, 2021 compared to net cash used by operating activities of $149 million in the same period last year. The increase in cash from operations is primarily due to stronger financial results, partially offset by changes in working capital period over period. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.

Our cash conversion cycle for the third quarter of 2021 improved by eight days as compared to the fourth quarter of 2020 as shown below:

Cash Conversion Cycle	Third Quarter of 2021		Fourth Quarter of 2020
	$ millions	Days	$ millions	Days
Accounts receivable, net (a)	$2,403	34	$994	38

+ Inventories (b)	$2,086	47	$1,402	54

- Accounts Payable and Other Accrued Liabilities (c)	$2,812	65	$1,861	68
= Cash Conversion Cycle (d)		16		24
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

Capital expenditures for the nine months ended September 30, 2021, were $460 million, compared with $591 million in the same period in 2020. Flat-Rolled capital expenditures were $272 million and included spending for Endless Casting and Rolling, Gary Hot Strip Mill upgrades, mining equipment and various other infrastructure, environmental, and strategic projects. Mini Mill capital expenditures were $102 million and primarily included spending for Phase II expansion. USSE capital expenditures of $39 million consisted of spending for BF Stove, Degasser improvements, Dynamo Line and various other infrastructure, and environmental projects. Tubular capital expenditures were $46 million and included spending for the Fairfield EAF project and various other infrastructure, and environmental projects.
U. S. Steel’s contractual commitments to acquire property, plant and equipment at September 30, 2021, totaled $687 million.

Net cash used by financing activities was $2,120 million for the nine months ended September 30, 2021 compared to net cash provided of $1,574 million in the same period last year. The decrease was primarily due to the repayment of debt, partially offset by the issuance of common stock.
The following table summarizes U. S. Steel’s liquidity as of September 30, 2021:

(Dollars in millions)
Cash and cash equivalents	$2,044
Amount available under Credit Facility Agreement	$1,746
Amount available under Big River Steel - Revolving Line of Credit	350
Amount available under USSK Credit Agreement and USSK Credit Facility	363
Total estimated liquidity	$4,503

On April 12, 2021, United States Steel Corporation entered into a Notice and Acknowledgement with the Export Credit Agreement (ECA) lender, facility agent and ECA agent, KFW IPEX-BANK GMBH to acknowledge that the previously announced endless casting and rolling project at Mon Valley Works would no longer be pursued and the associated equipment for the project is now being evaluated for other uses. Use of the Export-Credit Agreement for further equipment purchases is also being evaluated. As of September 30, 2021, $136 million was owed on the ECA.

In February 2021, we issued 48,300,000 shares of common stock for net proceeds of approximately $790 million and issued $750 million in aggregate principal amount of 6.875% Senior Notes due 2029 (2029 Senior Notes) for net proceeds of $739 million after transaction costs. With the common stock and 2029 Senior Notes issuance proceeds and cash on hand in the first nine months of 2021 we fully redeemed our 12.000% Senior Secured Notes due 2025 and 6.875% Senior Notes due 2025 in the aggregate principal amount of $1.056 billion and $750 million plus premiums of $181 million and $12 million, respectively, repaid in full our Export-Import Credit Agreement in the amount of $180 million, partially redeemed our 6.250% Senior Notes due 2026 and 6.250% 2029 Senior Secured Notes in the aggregate principal amount of $420 million and $180 million plus premiums of $12 million and $5 million, respectively, and reduced the borrowing under our Credit Facility Agreement and USSK Facility Agreement by $500 million and $368 million, respectively. See Note 15 to the Condensed Consolidated Financial Statements for further details.

With the acquisition of Big River Steel on January 15, 2021 we assumed additional indebtedness. Below is a summary of the most significant debt acquired as of September 30, 2021. See Note 15 to the Condensed Consolidated Financial Statements for further details.
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

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $214 million of liquidity sources for financial assurance purposes as of September 30, 2021. Increases in certain of these commitments which use collateral are reflected within cash, cash equivalents and restricted cash on the Condensed Consolidated Statement of Cash Flows.

In October 2020, the Company entered into a supply chain finance agreement with a third-party administrator with an initial term of one year which is guaranteed by the Export Import Bank of the United States (Ex-Im Guarantee). See our Annual Report on Form 10-K for the year-ended December 31, 2020 for further details. As of September 30, 2021, accounts payable and accrued expenses included $73 million of outstanding payment obligations which suppliers elected to sell to participating financial institutions. Access to supply chain financing could be curtailed in the future if the terms of the Ex-Im Guarantee are modified or if our credit ratings are downgraded. If access to supply chain financing is curtailed, working capital could be negatively impacted which may necessitate additional borrowing.

We finished the third quarter of 2021 with $2,044 million of cash and cash equivalents and $4,503 million of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.

U. S. Steel management believes that our liquidity will be adequate to fund our requirements based on our current assumptions with respect to our results of operations and financial condition.

We expect that our estimated liquidity requirements will consist primarily of the remaining portion of our 2021 planned strategic and sustaining capital expenditures, additional debt repayment, working capital requirements, interest expense, and operating costs and employee benefits for our operations after taking into account recent footprint actions and cost reductions at our plants and headquarters. Our available liquidity at September 30, 2021 consists principally of our cash and cash equivalents and available borrowings under the Credit Facility Agreement, Big River Steel ABL Facility, USSK Credit Agreement and the USSK Credit Facility. Management continues to evaluate market conditions in our industry and our global liquidity position, and may consider additional actions to further strengthen our balance sheet and optimize liquidity, including but not limited to the repayment or refinancing of outstanding debt and the incurrence of additional debt to opportunistically finance strategic projects. The company may also return excess liquidity to shareholders through share repurchases and dividends from time to time if deemed appropriate by management.
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

EU Environmental Requirements and Slovak Operations
Phase IV of the EU Emissions Trading System (EU ETS) commenced on January 1, 2021 and will finish on December 31, 2030. The European Commission issued final approval of the Slovak National Allocation table in July 2021. The Slovak Ministry of Environment's decision on USSE’s free allocation for the first five years of the Phase IV period is expected by the end of 2021. In the fourth quarter of 2020 USSE started purchasing EUA for the Phase IV period. As of September 30, 2021, we have pre-purchased approximately 3.3 million EUA totaling €134 million (approximately $155 million).

The EU’s Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production, to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to comply with or go beyond BAT requirements were €138 million (approximately $160 million) over the actual program period. These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. USSK complied with these covenants as of September 30, 2021. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g. bank guarantee) to secure 50 percent of the EU funding received.

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

The Phase IV EU ETS period spans 2021-2030 and began on January 1, 2021.The Phase IV period is divided into two sub periods (2021-2025 and 2026-2030), rules for the first subperiod are finalized, however we expect that rules for the second subperiod may be more stringent than those for the first one. Currently, the overall EU target is a 40 percent reduction of 1990 emissions by 2030. Free allocation of CO2 allowances is based on reduced benchmark values which have been published in the first quarter of 2021 and historical levels of production from 2014-2018. Allocations to individual installations may be adjusted annually to reflect relevant increases and decreases in production. The threshold for adjustments is set at 15 percent and will be assessed on the basis of a rolling average of two precedent years. Production data verified by an external auditor shows that USSE missed the 15 percent threshold in 2019-20; therefore, the free allocation for 2021 will be decreased. Additionally, lower production in 2019 and 2020 will have an impact on the future free allocation for 2026-2030, where the historical production average for years 2019-2023 will be assessed. Once approved, the rules may impact subperiod 2026-2030.

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
OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any new material off-balance sheet arrangements during the third quarter of 2021.

INTERNATIONAL TRADE
U. S. Steel continues to face import competition, much of which is unfairly traded, supported by foreign governments, and fueled by massive global steel overcapacity, currently estimated to be over 478 million metric tons per year—more than five times the entire U.S. steel market and more than seventeen times total U.S. steel imports. These imports, as well as the underlying policies/practices and overcapacity, impact the Company’s operational and financial performance. U. S. Steel continues to lead efforts to address these challenges that threaten the Company, our workers, our stockholders, and our country’s national and economic security.

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

The U.S. Department of Commerce (DOC) is managing a process in which U.S. companies may request and/or oppose one-year temporary product exclusions from the Section 232 tariffs and quotas. Over 297,000 temporary exclusions have been requested for steel products.

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

The United States and the EU continue negotiations initiated in May 2021 to address the Section 232 action and global steel overcapacity. The EU has suspended the doubling of Section 232 retaliation until December 2021.

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

Antidumping duties (AD) and countervailing duties (CVD or anti-subsidy duties) are applied to certain steel product imports in addition to Section 232 measures in the United States or the steel safeguard in the EU, and AD/CVD orders will continue beyond the Section 232 action and the EC’s safeguard. U. S. Steel continues to actively defend and maintain the 60 U.S. AD/CVD orders and 12 EU AD/CVD orders covering products that can be manufactured by U. S. Steel in multiple proceedings before the DOC, U.S. International Trade Commission (ITC), CIT, CAFC, EC, European courts, and the WTO.

In August 2021, the United States imposed five new AD/CVD orders and duties ranging from 6 to 258 percent on imports of seamless pipe from Korea, Russia, and Ukraine. In October 2021, U. S. Steel Tubular Products joined the USW, AFL-CIO, Borusan Mannesmann Pipe, PTC Liberty Tubulars, and Welded Tube in filing new AD/CVD petitions on imports of oil country tubular goods from Argentina, Mexico, Korea, and Russia. The ITC is conducting five year "sunset" reviews of AD/CVD orders on hot-rolled, cold-rolled, and corrosion-resistant steel from twelve countries, with decisions expected in July to October 2022.

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
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2021. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
GENERAL LITIGATION

On June 8, 2021, JSW Steel (USA) Inc. and JSW Steel USA Ohio, Inc. (collectively, JSW), U.S. based subsidiaries of Indian steelmaker JSW Steel filed suit in the United States District Court for the Southern District of Texas against Nucor, U. S. Steel, AK Steel Holding Group, and Cleveland-Cliffs (collectively, the Defendants) alleging that the Defendants operated as a cartel and formed a conspiracy to boycott JSW from obtaining semi-finished steel slabs. JSW alleges that the Defendants acted in violation of Section 1 of the Sherman Act and the Clayton Act (federal antitrust), and violation of the Texas Free Enterprise and Antitrust Act. JSW also alleges that the Defendants formed a civil conspiracy in violation of Texas common law, and that the Defendants tortiously interfered with JSW’s business relationships. The basis for JSW’s allegations relate to the Defendants participation in the U. S. Department of Commerce’s Section 232 process, including Defendants’ support of the enactment of the President’s Section 232 proclamation, statements made by the Defendants after the enactment of Section 232, and Defendants’ participation in the Section 232 exclusion process. Plaintiffs seek monetary damages including $45 million for payment of Section 232 tariffs and unspecified amounts for financial penalties, termination fees and lost profits as well as other damages. U. S. Steel, along with the other Defendants, filed a Motion to Dismiss the case on August 17, 2021. The Company is vigorously defending the matter.
On January 22, 2021, NLMK Pennsylvania, LLC and NLMK Indiana, LLC (NLMK) filed a Complaint in the Court of Common Pleas of Allegheny County, Pennsylvania against the Company. The Complaint alleges that the Company made misrepresentations to the U. S. Department of Commerce regarding NLMK’s requests to be excluded from tariffs assessed on steel slabs imported into the United States pursuant to the March 2018 Section 232 Presidential Order imposing tariffs. NLMK claims over $100 million in compensatory and other damages. The Company removed the claim to the United States District Court for the Western District of Pennsylvania on February 25, 2021. NLMK filed a Motion to Remand the claim back to State court, which the court denied and the claim remains in Federal court. U. S. Steel filed a Motion to Dismiss the case on August 30, 2021. The Company is vigorously defending the matter.
On April 11, 2017, there was a process waste-water release at our Midwest Plant (Midwest) in Portage, Indiana, that impacted a water outfall that discharges to Burns Waterway near Lake Michigan. The Company has since implemented substantial operational, process and notification improvements at Midwest. In January of 2018, The Surfrider Foundation and the City of Chicago initiated suits in the Northern District of Indiana alleging Clean Water Act (CWA) and permit violations at Midwest. On April 2, 2018, the U.S. EPA and the State of Indiana initiated a separate action against the Company and lodged a Consent Decree negotiated between U. S. Steel and the relevant governmental agencies consisting of all material terms to resolve the CWA and National Pollutant Discharge Elimination System (NPDES) violations at the Midwest Plant. A public comment period for the Consent Decree ensued. The suits that the Surfrider Foundation and the City of Chicago filed are currently stayed. The Surfrider Foundation and the City of Chicago also filed motions, which were granted, to intervene in the Consent Decree case. The United States Department of Justice (DOJ) filed a revised Consent Decree and a motion with the court to enter the Consent Decree as final on November 20, 2019. Surfrider Foundation, City of Chicago and other non-governmental organizations filed objections to the revised Consent Decree. The DOJ and U. S. Steel made filings in support of the revised Consent Decree. On August 31, 2021, the United States District Court for the Northern District of Indiana issued an Opinion and Order entering the Consent Decree.
On November 30, 2018, the Minnesota Pollution Control Agency (MPCA) issued a new Water Discharge Permit for the Minntac Tailings Basin waters. The permit contains new sulfate limitations applicable to water in the Tailings Basin and groundwater flowing from U. S. Steel’s property. The MPCA also acted on the same date, denying the Company’s requests for variances from ground and surface water standards and request for a contested case hearing. U. S. Steel filed appeals with the Minnesota Court of Appeals challenging the actions taken by the MPCA. Separate appeals were filed by a Minnesota Native American Tribe (Fond du Lac Band) and a nonprofit environmental group (Water Legacy). All cases were consolidated. On December 9, 2019, the Court issued a favorable ruling to U. S. Steel, removing the sulfate limitations for the Tailings Basin and groundwater. The opposing parties filed appeals with the Minnesota Supreme Court on January 8, 2020 which were accepted by that Court. On February 10, 2021 the Minnesota Supreme Court reversed the Court of Appeals’ decision regarding sulfate limitations and remanded the case for further proceedings, including a determination on the Company’s requests for variances. On June 28, 2021, the Court of Appeals issued a ruling denying the Company’s request for a variance from the sulfate standard for a contested case hearing. A Petition for Review of the variance decision was filed with the Minnesota Supreme Court on July 27, 2021. The Minnesota Supreme Court denied the request for review on September 21, 2021.

On October 2, 2017, an Amended Shareholder Class Action Complaint was filed in the United States District Court for the Western District of Pennsylvania consolidating previously-filed actions. Separately, five related shareholder derivative lawsuits were filed in State and Federal courts in Pittsburgh, Pennsylvania and the Delaware Court of Chancery. The underlying consolidated class action lawsuit alleges that U. S. Steel, certain current and former officers, an upper level manager of the Company and the financial underwriters who participated in the August 2016 secondary public offering of the Company's common stock (collectively, Defendants) violated federal securities laws in making false statements and/or failing to discover and disclose material information regarding the financial condition of the Company. The lawsuit claims that this conduct caused a prospective class of plaintiffs to sustain damages during the period from January 27, 2016 to April 25, 2017 as a result of the prospective class purchasing the Company's common stock at artificially inflated prices and/or suffering losses when the price of the common stock dropped. The derivative lawsuits generally make the same allegations against the same officers and also allege that certain current and former members of the Board of Directors failed to exercise appropriate control and oversight over the Company and were unjustly compensated. The plaintiffs seek to recover losses that were allegedly sustained. The class action Defendants moved to dismiss plaintiffs’ claims. On September 29, 2018 the Court ruled on those motions granting them in part and denying them in part. On March 18, 2019, the plaintiffs withdrew the claims against the Defendants related to the 2016 secondary offering. As a result, the underwriters are no longer parties to the case. On December 31, 2019, the Court granted Plaintiffs' motion to certify the proceeding as a class action. The Company's appeal of that decision has been denied by the Third

Circuit Court of Appeals and the class has been notified. Discovery has concluded and the Company and individual defendants continue vigorously defending the remaining claims.

ENVIRONMENTAL PROCEEDINGS
The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of September 30, 2021, under federal and state environmental laws and which U. S. Steel reasonably believes may result in monetary sanctions of at least $1 million (the threshold chosen by U. S. Steel as permitted by Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended). Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

As of September 30, 2021, U. S. Steel has received information requests or been identified as a PRP at a total of four CERCLA sites, three of which have liabilities that have not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at the other site will be over $5 million as described below.

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

Remediation contracts were issued by both USS and GLNPO for the first phase of the remedial work at the site during the fourth quarter of 2020. USS and GLNPO have contracted for the second phase of work at the site which will extend through early 2022. Work continues on refinement of the final phase of the remedial design and permitting. USS' portion of additional, design, oversight costs, and implementation of Phase 1 and Phase 2 of the preferred remedial alternative on the upland property and Estuary are currently estimated as of September 30, 2021 at approximately $23 million. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

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

Gary Works

On October 23, 1998, the U.S. EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a RCRA Facility Investigation (RFI), a Corrective Measures Study (CMS) and Corrective Measure Implementation. Evaluations are underway at six groundwater areas on the east side of the facility. An Interim Stabilization Measure work plan has been approved by the U.S. EPA for one of the six areas and a contractor has recently completed installation and startup of the remedial system. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $24 million as of September 30, 2021, based on our current estimate of known remaining costs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel had determined the most effective means to address the remaining impacted material was to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel awarded a contract for the implementation of the CAMU project during the fourth quarter of 2018. Construction, waste stabilization and placement along with closure of the CAMU were substantially completed in the fourth quarter of 2020. U. S. Steel has an accrued liability of approximately $19 million as of September 30, 2021, for our estimated share of the remaining costs of remediation at the site.

USS-UPI LLC (UPI)

In February 2020, U. S. Steel purchased the remaining 50 percent interest in USS-POSCO Industries, a former joint venture that is located in Pittsburg, California between subsidiaries of U. S. Steel and POSCO, now known as USS-UPI, LLC. Prior to formation of the joint venture, UPI's facilities were previously owned and operated solely by U. S. Steel which assumed responsibility for the existing environmental conditions. U. S. Steel continues to monitor the impacts of the remedial plan implemented in 2016 to address groundwater impacts from trichloroethylene at SWMU 4. Evaluations continue for the SWMUs known as the Northern Boundary Group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As such, there has been no material change in the status of the project during the nine months ended September 30, 2021. As of September 30, 2021, approximately $1 million has been accrued for ongoing environmental studies, investigations and remedy monitoring. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.” See Note 5 to the Condensed Consolidated Financial Statements "Acquisition" for further details regarding U. S. Steel's purchase of UPI.

In 2017, the Contra Costa Health Services Hazardous Materials Programs (County Health Services) conducted inspections of UPI’s facility, which resulted in the identification of several alleged environmental violations. Thereafter, UPI was able to resolve many of the issues to the satisfaction of County Health Services, but UPI also encountered some delays and disagreements pertaining to certain alleged violations. In 2018, County Health Services referred the matter to the Contra Costa District Attorney’s Office. In August 2021, UPI and the District Attorney's Office agreed to settle the matter via Stipulated Judgment which was approved and entered by the Contra Costa County Superior Court on August 17, 2021. The Stipulated Judgment requires UPI to pay $2,429,384 in civil penalties over a 24-month period and also includes a suspended-penalty provision.

Fairfield Works

A consent decree was signed by U. S. Steel, the U.S EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) in December 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management, with the approval of the U.S. EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. While work continues on different aspects of the program, there has been no material change in the status of the project during the nine months ended September 30, 2021. In total, the accrued liability for remaining work under the Corrective Action Program, was approximately $236,000 at September 30, 2021. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Cherryvale (KS) Zinc

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation of the site proper was essentially completed in 2007. The Consent Order was amended on May 3, 2013, to require investigation (but not remediation) of potential contamination beyond the boundary of the former zinc smelting operation. On November 22, 2016, KDHE approved a State Cooperative Final Agency Decision Statement that identified the remedy selected to address potential contamination beyond the boundary of the former zinc smelting site. The Removal Action Design Plan was approved during the second quarter of 2018. The Waste Deposition Area design and the Interim Risk Management Plan (which includes institutional controls) were approved by KDHE during the fourth quarter of 2018. An amended consent order for remediation was signed in May 2019 and a remediation contract was executed in June 2019. Remediation work is now underway and is projected to continue through 2022. U. S. Steel has an accrued liability of approximately $4 million as of September 30, 2021, for our estimated share of the cost of remediation.

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

On December 24, 2018, U. S. Steel's Clairton Plant experienced a fire, affecting portions of the facility involved in desulfurization of the coke oven gas generated during the coking process. With the desulfurization process out of operation as a result of the fire, U. S. Steel was not able to certify compliance with Clairton Plant’s Title V permit levels for sulfur emissions. U. S. Steel promptly notified ACHD, which has regulatory jurisdiction for the Title V permit, and updated the ACHD regularly on efforts to mitigate any potential environmental impacts until the desulfurization process was returned to normal operations. Of the approximately 2,400 hours between the date of the fire and April 4, 2019, when the Company resumed desulfurization, there were ten intermittent hours where average SO2 emissions exceeded the hourly NAAQS for SO2 at the Allegheny County regional air quality monitors located in Liberty and North Braddock boroughs which are near U. S. Steel's Mon Valley Works facilities. On February 13, 2019, PennEnvironment and Clean Air Council, both environmental, non-governmental organizations, sent U. S. Steel a 60-day notice of intent to sue letter pursuant to the CAA. The letter alleged Title V permit violations at the Clairton, Irvin, and Edgar Thomson facilities as a result of the December 24, 2018 Clairton Plant fire. The 60-day notice letter also alleged that the violations caused adverse public health and welfare impacts to the communities surrounding the Clairton, Irvin, and Edgar Thomson facilities. PennEnvironment and Clean Air Council subsequently filed a Complaint in Federal Court in the Western District of Pennsylvania on April 29, 2019 to which U. S. Steel has responded. On May 3, 2019, ACHD filed a motion to intervene in the lawsuit which was granted by the Court. On June 25, 2019, ACHD filed its Complaint in Intervention, seeking injunctive relief and civil penalties regarding the alleged Permit violations following the December 24, 2018 fire. Fact and Expert discovery has been completed, and pre-trial motion briefing has been submitted to the Court.

Water Related Matters

On February 7, 2020, the Indiana Department of Environmental Management (IDEM) issued an Amended Notice of Violation and Proposed Agreed Order related to alleged NPDES permit water discharge violations at our Midwest Plant (Midwest) in Portage, Indiana during the period of November 2018 through December 2019 unrelated to the violations resolved in the Consent Decree. On May 11, 2021, IDEM and U. S. Steel entered into an Agreed Order where U. S. Steel agreed to taking corrective actions, a civil penalty, a Supplemental Environmental Project, and stipulated penalties for future violations.
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

3.2
Amended and Restated By-Laws of United States Steel Corporation, as of October 26, 2021. (Incorporated by reference to Exhibit 3.1 to United States Steel Corporation’s Form 8-K filed on October 28, 2021, Commission File Number 1-16811.)

10.1
€300,000,000 Unsecured Sustainability Linked Revolving Credit Facility, dated September 29, 2021, for U. S. Steel Košice, s.r.o., guaranteed by Ferroenergy S.R.O., arranged by ING Bank N.V. acting through ING Bank N.V., Pobočka Zahraničnej Banky, Slovenská Sporiteľňa, A.S., Komerční Banka, A.S. acting through Komerční Banka, A.S., Pobočka Zahraničnej Banky, and Unicredit Bank Czech Republic and Slovakia, A.S. acting through Unicredit Bank Czech Republic and Slovakia, A.S., Pobočka Zahraničnej Banky, and Unicredit Bank Czech Republic and Slovakia, A.S. acting through Unicredit Bank Czech Republic and Slovakia, A.S., Pobočka Zahraničnej Banky as Mandated Lead Arrangers, and Československá Obchodná Banka, A.S. and Citibank Europe Plc acting through Citibank Europe Plc, Pobočka Zahraničnej Banky as Lead Arrangers, with ING Bank, N.V. as Bookrunner and Coordinator, Facility Agent, Documentation Agent and Sustainability Coordinator. (Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on October 1, 2021, Commission File Number 1-16811.)*

31.1
Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101
The following financial information from United States Steel Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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

October 29, 2021
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.