Form 10-K
period 2021-12-31
UNITED STATES STEEL CORP
filed 2022-02-11
CIK 1163302

        2021
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes   ☑   No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
Aggregate market value of Common Stock held by non-affiliates as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter): $6.5 billion. The amount shown is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.
There were 260,930,638 shares of United States Steel Corporation Common Stock outstanding as of February 7, 2022.
Documents Incorporated By Reference:
    Portions of the Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated into Part III.

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections. Generally, we have identified such forward-looking statements by using the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “target,” “forecast,” “aim,” “should,” "plan," "goal," "future," “will,” "may" and similar expressions or by using future dates in connection with any discussion of, among other things, the construction or operation of new or existing facilities, operating performance, trends, events or developments that we expect or anticipate will occur in the future, statements relating to volume changes, share of sales and earnings per share changes, anticipated cost savings, potential capital and operational cash improvements, anticipated disruptions to our operations and industry due to the COVID-19 pandemic, changes in global supply and demand conditions and prices for our products, international trade duties and other aspects of international trade policy, statements regarding our future strategies, products and innovations, statements regarding our greenhouse gas emissions intensity reduction goals, and statements expressing general views about future operating results. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts, but instead represent only the Company’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as of the time made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to the risks and uncertainties described in this report in “Item 1A. Risk Factors” and those described from time to time in our future reports filed with the Securities and Exchange Commission.

References in this Annual Report on Form 10-K to (i) "U. S. Steel," "the Company," "we," "us," and "our" refer to United States Steel Corporation and its consolidated subsidiaries unless otherwise indicated by the context, (ii) "Big River Steel" refers to Big River Steel Holdings LLC and its direct and indirect subsidiaries unless otherwise indicated by the context and (iii) "Transtar" refers to Transtar LLC and its direct and indirect subsidiaries unless otherwise indicated by the context.

Non-Generally Accepted Accounting Principles (non-GAAP) Financial Measures

This report contains the non-GAAP financial measure cash conversion cycle. We believe the cash conversion cycle is a useful measure in providing investors with information regarding our cash management performance and is a widely accepted measure of working capital management efficiency. The cash conversion cycle should not be considered in isolation or as an alternative to other GAAP metrics as an indicator of performance.

PART I

Item 1. BUSINESS

United States Steel Corporation, with operations in the U.S. and Central Europe, is transforming itself into a customer-centric, world-competitive, Best for AllSM steelmaker by investing in the competitive advantages that differentiate us from our competitors. We are executing on our strategy by investing where we have distinct cost and capability advantages so that we are a superior steel solutions provider for our customers. By offering the sustainable steels that our customers are increasingly demanding, we aim to achieve world-competitive positioning in strategic, high-margin end markets, and deliver high-quality, value-added products and innovative solutions utilizing a lower carbon footprint than previously available through the traditional integrated steelmaking model.

During 2021 U. S. Steel had annual raw steel production capability of 26.2 million net tons (21.2 million tons in North America and 5.0 million tons in Europe). In December 2021, U. S. Steel permanently idled the steelmaking operations at Great Lakes Works, which reduced the Company's overall and North American annual raw steel production capability by 3.8 million net tons. U. S. Steel performs a wide range of applied research, development and technical support functions at facilities in Pennsylvania, Michigan, Texas and Slovakia. U. S. Steel supplies customers throughout the world primarily in the automotive, construction, consumer (packaging and appliance), electrical, industrial equipment, service center/distribution, structural tubing and energy (oil country tubular goods (OCTG) and line pipe) markets. According to the worldsteel Association’s latest published statistics, in 2020 U. S. Steel was the third largest steel producer in the United States and the thirty-eighth largest steel producer in the world. U. S. Steel is a Delaware corporation established in 1901.

Acquisitions and Dispositions

On January 15, 2021, U. S. Steel purchased the remaining equity interest in Big River Steel. On July 28, 2021, the Company sold 100% of the equity interests in Transtar, its short-line railroad.

Segments

U. S. Steel has four reportable segments: North American Flat-Rolled (Flat-Rolled), Mini Mill, U. S. Steel Europe (USSE), and Tubular Products (Tubular). The Mini Mill segment reflects the full ownership of Big River Steel after January 15, 2021, and a new mill under construction in Osceola, Arkansas. Prior to the acquisition, the minority interest equity earnings of Big River Steel were included in the Other category. The Tubular segment includes the electric arc furnace at our Fairfield Tubular Operations in Fairfield, Alabama. The Other category includes results of our real estate business, the previously held equity method investment in Big River Steel, and our former railroad business.

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

During 2021 Flat-Rolled had aggregate annual raw steel production capability of 17.0 million tons produced at our Gary Works, Mon Valley Works, Great Lakes Works and Granite City Works facilities. In December 2021, U. S. Steel permanently idled the steelmaking operations at Great Lakes Works, which reduced the Company's overall annual raw steel production capability by 3.8 million net tons. Raw steel production was 9.9 million tons in 2021, 9.3 million tons in 2020 and 11.4 million tons in 2019. Raw steel production averaged 58 percent of capability in 2021, 55 percent of capability in 2020 and 67 percent of capability in 2019.

Mini Mill

The Mini Mill segment includes the operating results of U. S. Steel's Big River Steel facility in North America and a new mill under construction in Osceola, Arkansas. The Mini Mill segment produces hot-rolled, cold-rolled and coated sheets and electrical. This operation primarily serves North American customers in the automotive, appliance, construction, container, transportation and service center markets.

Mini Mill has aggregate annual raw steel production capability of 3.3 million tons produced at our Big River Steel facility. Raw steel production was 2.7 million tons in 2021. Raw steel production averaged 81 percent of capability in 2021.

European Operations

The USSE segment includes the operating results of U. S. Steel Košice (USSK), U. S. Steel’s integrated steel plant and coke production facilities in Slovakia, and its subsidiaries. USSE conducts its business mainly in Central and Western Europe and primarily serves customers in the European transportation (including automotive), construction, container, appliance, electrical, service center, conversion and oil, gas and petrochemical markets. USSE produces and sells slabs, strip mill plate, sheet, tin mill products and spiral welded pipe.

USSE has annual raw steel production capability of 5.0 million tons. USSE’s raw steel production was 4.9 million tons in 2021, 3.4 million tons in 2020, and 3.9 million tons in 2019. USSE’s raw steel production averaged 99 percent of capability in 2021, 67 percent of capability in 2020 and 78 percent of capability in 2019.

Tubular

The Tubular segment includes the operating results of U. S. Steel’s tubular production facilities and an equity investee in the United States. These operations produce and sell seamless and electric resistance welded (ERW) steel casing and tubing (commonly known as OCTG), and standard and line pipe and mechanical tubing and primarily serve customers in the oil, gas and petrochemical markets. The Tubular segment has annual raw steel production capability of 900 thousand tons. Raw steel production was 464 thousand tons in 2021 and 16 thousand tons in 2020. Raw steel production averaged 52 percent of capability in 2021 and 7 percent of capability in 2020. Tubular has total production capability of 1.9 million tons. In 2020, Tubular indefinitely idled the Lone Star Tubular Operations and Lorain Tubular Operations thereby effectively reducing on-line tubular production capacity by 790 thousand and 380 thousand tons, respectively. U. S. Steel Tubular Products, Inc. (USSTP), a wholly owned subsidiary of U. S. Steel, continues to design and develop a range of premium and semi-premium connections to address our customers' needs.

For further information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to the Consolidated Financial Statements.

Steel Shipments by Market and Segment

The following table, except where noted in Footnote 1 below, does not include shipments to end customers by joint ventures and other equity investees of U. S. Steel. Shipments of materials to these entities are included in the “Further Conversion – Joint Ventures” market classification. No single customer accounted for more than 10 percent of gross annual revenue for the three consecutive years ended December 31, 2021.

(Thousands of Tons)	Flat-Rolled	Mini Mill	USSE	Tubular	Total
Major Market – 2021
Steel Service Centers	1,539	1,121	995	—	3,655
Further Conversion – Trade Customers	1,701	684	314	—	2,699
– Joint Ventures (1)	490	—	—	—	490
Transportation and Automotive (1)	2,355	17	590	—	2,962
Construction and Construction Products	1,224	282	1,346	18	2,870
Containers and Packaging	942	17	449	—	1,408
Appliances and Electrical Equipment	570	109	266	—	945
Oil, Gas and Petrochemicals	—	—	8	426	434
All Other	197	—	334	—	531
TOTAL	9,018	2,230	4,302	444	15,994
Major Market – 2020
Steel Service Centers	1,450	—	690	—	2,140
Further Conversion – Trade Customers	2,063	—	202	—	2,265
– Joint Ventures (1)	415	—	—	—	415
Transportation and Automotive (1)	2,012	—	517	—	2,529
Construction and Construction Products	1,261	—	775	34	2,070
Containers and Packaging	913	—	435	—	1,348
Appliances and Electrical Equipment	497	—	194	—	691
Oil, Gas and Petrochemicals	—	—	5	430	435
All Other	100	—	223	—	323
TOTAL	8,711	—	3,041	464	12,216
Major Market – 2019
Steel Service Centers	1,902	—	740	—	2,642
Further Conversion – Trade Customers	2,823	—	214	—	3,037
– Joint Ventures (1)	819	—	—	—	819
Transportation and Automotive (1)	2,620	—	676	—	3,296
Construction and Construction Products	1,076	—	1,048	44	2,168
Containers and Packaging	652	—	440	—	1,092
Appliances and Electrical Equipment	570	—	220	—	790
Oil, Gas and Petrochemicals	—	—	—	725	725
All Other	238	—	252	—	490
TOTAL	10,700	—	3,590	769	15,059
(1) PRO-TEC automotive substrate shipments are included in the Transportation and Automotive category.

Steel Industry Background and Competition

The global steel industry is cyclical, highly competitive and has historically been characterized by global overcapacity.

U. S. Steel's competitive position may be affected by, among other things, differences among U. S. Steel's and its competitors' cost structure, labor costs, environmental remediation and compliance costs, global capacity, achievement of innovations in new technologies and sustainable products and the existence and magnitude of government subsidies provided to competitors.

U. S. Steel competes with many North American and international steel producers. Competitors include 1) integrated producers, which use iron ore and coke as the primary raw materials for steel production, 2) EAF producers, which primarily use steel scrap and other iron-bearing feedstocks as raw materials and 3) slab re-rollers, who purchase mostly imported, but some domestic, semi-finished products and convert them into sheet products. In addition, other materials, such as aluminum, plastics and composites, compete with steel in several applications. According to worldsteel Association, global steel production in 2021 grew compared to 2020, increasing by 4% or approximately 70 million metric tons to 1.951 billion metric tons. Steel production generally increased across the world, with the global increase being driven collectively by countries outside of the top five steel producing countries. Among the top five steel producing countries, production increased in India, the United States, Japan and Russia. This growth was partially offset however by China, which decreased crude steel production by 32 million metric tons, or 3%, from 2020. The top five steel producing countries accounted for 72% of the world's steel production in 2021, and China was the only major steel producing country to have decreased production during 2021.

See "International Trade" below for a discussion of global overcapacity and the Company's efforts to mitigate the competitive impact.

EAF producers typically require lower capital expenditures for construction and operation of facilities and may have lower total employment costs; however, these competitive advantages may be minimized or eliminated by the cost of scrap when scrap prices are high. Some EAF producers utilize thin slab casting technology to produce flat-rolled products and are increasingly able to compete directly with integrated producers in many flat-rolled product applications previously produced only by integrated steelmakers. Slab re-rollers do not incur the cost of melting steel; their input costs are largely driven by the market price of slabs.

U. S. Steel provides defined benefit pension and/or other post-employment benefits to approximately 70,000 current employees, retirees and their beneficiaries. Many of our competitors do not have comparable retiree obligations. Participation in U. S. Steel's main defined benefit pension plan was closed to new entrants on July 1, 2003 and benefit accruals for all non-represented participants were frozen effective December 31, 2015. Participation in U. S. Steel’s retiree medical and life insurance programs for United Steelworkers (USW)-represented employees were closed to employees hired or rehired (except in limited circumstances) on or after January 1, 2016. Retiree medical and life insurance benefits for non-represented employees were eliminated for those who retired after December 31, 2017.

We believe that our major North American and many European integrated steel competitors are confronted with substantially similar environmental regulatory conditions and therefore do not believe that our relative position with regard to such competitors will be materially affected by the impact of environmental laws and regulations. However, if future regulations do not recognize that the integrated steel process involves a series of chemical reactions involving carbon that create carbon dioxide (CO2) emissions without linking these emissions to steel scrap as well, the competitive position of our integrated operations will be adversely impacted compared to mini mills. Our competitive position compared to producers in developing nations such as China, Russia, Ukraine, Turkey, Brazil and India, will be harmed unless such nations require commensurate reductions in CO2 emissions or there are policies to adjust for the carbon emissions disparities. Competing materials such as plastics may not be similarly impacted. The specific impact on each competitor will vary depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to former and present operating locations and disposal of environmentally sensitive materials. Many of our competitors, including North American producers, or their successors, that have been the subject of bankruptcy relief have no or substantially lower liabilities for such environmental remediation matters.

In 2022, we expect additional steelmaking capacity will enter the domestic steel market as competitors' growth projects come on-line in North America throughout the year.

Business Strategy

We are executing on our customer-centric Best for All strategy to advance a more secure, sustainable future for U. S. Steel and its stakeholders. Our strategy is focused on product and process innovation by investing where we have distinct cost or capability competitive advantages. We are expanding our competitive advantages in low-cost iron ore, mini mill steelmaking, and world-class finishing assets with innovative solutions and commercial acumen. These competitive advantages are built on a foundation of research, innovation and deep customer relationships. In executing our strategy, we aim to enhance our earnings profile, deliver long-term cash flow through industry cycles and reduce our capital and carbon intensity. By offering the product capabilities, including the more sustainable steels (steels made with lower greenhouse gas emissions) our customers are increasingly demanding, we can achieve more competitive positioning in strategic, high-margin end markets, and deliver high-quality, sustainable, value-added products and innovative solutions.

Our strategy is informed by our critical success factors, which are the bedrock of the Best for All strategy: (1) Move Down the Cost Curve; (2) Win in Strategic Markets; and (3) Move Up the Talent Curve. We are investing in new technologies to improve our cost position and increase our capabilities, including our mini mill steelmaking and best-in-class finishing capabilities. We will focus on strategic markets, where there is the greatest opportunity to provide differentiated, innovative and value-added solutions that will help our customers succeed. We know that to accomplish our objectives, we also need to move up the talent curve. We are investing in our employees and providing the training and resources they need to succeed. This will help us reinforce a culture where accountability, fairness and respect are foundational, and high performance and inclusion in all its forms are valued and celebrated.

U. S. Steel will continue to evaluate potential strategic and organizational opportunities, which may include the acquisition, divestiture or consolidation of assets. Given the cyclicality of our industry, we are focused on strategically deploying our capital in order to invest in areas consistent with the execution of our Best for All strategy and are considering various possibilities, including exiting lines of business and the sale of certain assets, that we believe would ultimately result in greater stockholder value. The Company will pursue opportunities based on its long-term strategy, and what the Board of Directors determines to be in the best interests of the Company's stockholders at the time.

Strategic Projects, Technology Investments and Operating Configuration Adjustments
2021 was a strategically transformational year as we move towards Best for All. On January 15, 2021, we completed the acquisition of Big River Steel, which increased our annual raw steel production capability by 3.3 million net tons. In addition, we commenced construction on a non-grain oriented (NGO) electrical steel line at Big River Steel in August 2021. We expect this $450 million investment to make Big River Steel a leader in NGO electric steels by delivering product capabilities in this growing market. The 200,000 ton NGO electrical steel line is expected to deliver first coil in September 2023 and be available to meet the growing electric vehicle demand expected in North America over the coming years.

In the third quarter 2021, the Company began construction on a 325,000 ton galvaneal/galvalume line at Big River Steel. This $280 million investment is expected to grow the Company’s best-in-class finishing capabilities, by expanding the Company’s presence in value-added construction applications and enhancing Big River Steel’s product mix.

On January 11, 2022, we announced Osceola, Arkansas as the site of a new highly sustainable and technologically advanced steel mill. The planned mini mill is expected to have 3 million tons per year of steelmaking capability, and will combine two state-of-the-art EAFs with differentiated steelmaking and finishing technology, including our already purchased endless casting and rolling equipment. The Company is working with the same technical advisors and engineers who were instrumental in the successful construction of the facilities at Big River Steel. The continued adoption of mini mill technology will expand our ability to produce the next generation of highly profitable proprietary sustainable steel solutions, including Advanced High Strength Steels.

As the Company advances and expands its mini mill capability, it seeks to become better, not bigger and will adjust its footprint accordingly by re-evaluating non-core and less efficient capabilities. In December 2021, the Company permanently idled the steelmaking operations at its Great Lakes Works facility. The coil finishing process continues to operate and the iron making process at Great Lakes Works remains idled for an indefinite period of time.

On July 28, 2021, we continued the transition to Best for All by monetizing non-core assets with the sale of Transtar, our wholly owned short-line railroad, while concurrently entering into a long-term rail services agreement with the purchaser of Transtar.

Commercial Strategy

Our commercial strategy is focused on providing customer-centric solutions with differentiated and value-added steel products, which includes advanced high strength steels such as our newer grades of GEN3 steel, coated sheets for the automotive and appliance industries, electrical steel sheets for the manufacture of motors and electrical equipment, both bare and prepainted galvanized and Galvalume® sheets for construction, heavy gauge hot rolled coils used in the production of construction and agricultural-related heavy machinery as well as skelp for line pipe used for energy transmission, tin mill products for the packaging industry and OCTG pipe, connections, accessories and rig site services for use in drilling for oil and gas. In addition, our portfolio of customers serve a variety of different traditional and emerging industries meeting the needs of numerous markets.

Throughout 2021, the Company integrated the commercial teams from United States Steel and Big River Steel into a single, customer-focused commercial team to better serve our customers and leverage the collective footprint of our legacy and mini mill capabilities. The aligned commercial structure allows us to increase our relationships with customers, provide seamless customer access to application and product engineering, and to be nimble and more responsive in the marketplace.

U. S. Steel is committed to leveraging our Best for All strategy to develop and commercialize low-carbon footprint and advanced high-strength steels for our current and future customers. Over the next five years, U. S. Steel plans to develop and commercialize numerous differentiated grades of low-carbon footprint, high rate of recycled-content steels, providing compelling new options for customers in automotive, appliance, industrial equipment, construction, renewable energy and other markets to enhance the sustainability of their products. For example, in April 2021, we announced a new sustainable steel product line, verdeXTM, which is produced with up to 70% less greenhouse gas emissions compared to similar products produced through integrated steelmaking. In addition, we are collaborating with Norfolk Southern Corporation and The Greenbrier Companies, Inc. on a new, sustainable high-strength steel railcar designed to extend the useful life of each gondola and increase freight capacity.

We are responsive to our customers' changing needs by developing new steel products and uses for steel that meet their evolving markets and regulatory demands. We have research centers in Munhall, Pennsylvania, Košice, Slovakia, and Houston, Texas, as well as a technology center in Troy, Michigan. The focus of these centers is to engineer new products and to co-create innovative solutions that meet our customers' toughest challenges to reduce carbon emissions, increase strength, improve longevity and serve the needs of their customers.

For automotive customers leveraging advanced high strength steels, we commissioned a first of its kind GEN3 hot dipped galvanize line at our PRO-TEC Coating Company (PRO-TEC) joint venture in 2020, and have embedded application engineers at original equipment manufacturers to demonstrate how to best utilize the high strength, highly formable, cost effective material in body design to meet passenger safety requirements while significantly reducing weight to meet future vehicle fuel efficiency standards.

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

Commercial Sales of Product

U. S. Steel characterizes sales as contract sales if sold pursuant to an agreement with a defined volume and pricing and a duration of longer than three months, and as spot if sold without a defined volume and pricing agreement, typically three months or less. In 2021, approximately 73 percent, 81 percent, 49 percent and 48 percent of sales by Flat-Rolled, Mini Mill, USSE and Tubular, respectively, were contract sales. Some contract pricing agreements include fixed prices while others are adjusted periodically based upon published prices of steel products or cost components.

Human Capital Management

At U. S. Steel, we are focused on attracting and retaining the top talent needed to support our strategic transformation and meet our customers’ evolving needs as a sustainable steel solutions provider. The support and development of our people is foundational to achieving our Best for All strategy. We refer to this strategic talent pillar as “Moving Up the Talent Curve.”

Our focus on people extends to our current and future employees. We aim to have an engaged and diverse workforce to promote new ideas and innovation, reflect the communities where we operate, and deliver exceptional customer service. We seek to build an inclusive environment where people feel free to bring their whole selves to work. To achieve the Best for All strategy, we must have the “Best from All.”

Approximate Active Employees as of December 31, 2021
North America	15,590
Slovakia	8,950
Total	24,540

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

Employee Health & Safety

At U. S. Steel, we have a long-standing commitment to the safety and health of every person who works in our facilities. Every employee deserves to return home safely at the end of every day, and we are working to eliminate all injuries and incidents. In addition, the psychological safety of all employees is important to us. We have combined physical safety and psychological safety into the construct of 360° safety. Ensuring a safe workplace also improves productivity, quality, reliability and financial performance. By making safety and health a personal responsibility, our employees are making a daily commitment to follow safe work practices, look out for the safety of co-workers and ensure safe working conditions for everyone. A “Safety First” mindset is as essential to our success as the tools and technologies we rely on to do business. This past year, we relied on our strong safety culture to ensure the health and safety of our employees during the COVID-19 pandemic, as described below.

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
For 2021, we had a corporate DAFW rate of 0.06, which is 0.64 better than the U.S. Bureau of Labor Statistics' Iron and Steel benchmark DAFW rate of 0.70.

The health and safety of our workforce remains our top priority as we continue to monitor the spread of the coronavirus pandemic across the globe. Building on the steps we took at the onset of the pandemic in 2020, some of the measures we implemented in 2021 included:
•Issuing regular communications and videos, including preventive tips;
•Providing employees with protective equipment, masks, and sanitizing and cleaning supplies and enhanced cleaning frequency; and
•Hosting vaccination clinics at our facilities, offering our employees convenient access to the COVID-19 vaccine.

Diversity, Equity, & Inclusion

Attracting, developing, and retaining a workforce of talented, diverse people is essential to having high-performing teams that drive results for our Company’s stakeholders. As part of our commitment to cultivating a culture of caring, we have inclusive benefits available for our U.S. non-represented workforce, including expanded parental leave, back-up dependent care, infertility coverage, gender reassignment coverage and healthcare continuation for the families of employees who suffered work-related or military service fatalities. In 2021, U. S. Steel again earned a 100 percent score on the Human Rights Campaign’s annual Corporate Equality Index in recognition of our comprehensive benefits, non-discrimination policies and inclusive culture support. We also support several employee resource groups (ERGs) to enhance employee engagement, promote a culture of belonging, foster diversity in the workplace, and raise awareness related to issues of identity and intersectionality. Our ERGs also provide training and education, mentorship and networking opportunities for their members.

Talent Attraction, Development and Retention

We believe that attraction, development and retention of talent is essential to our success, especially in today’s environment. We offer internship programs, partner with universities, community colleges, and technical schools; and collaborate with community employment centers and economic development nonprofit organizations to build strong and diverse internal and external sources for potential employees.

Once at U. S. Steel, we seek to provide opportunities for continuous learning and development. All of our employees at a director-level and above have a formal professional development plan that is assessed at least annually. In addition, we proactively monitor our attrition rates and take targeted actions to ensure our highest potential and performing employees are motivated to remain with the Company. Over the past five years, our regrettable voluntary turnover rate has been at or below 5 percent.

We offer a competitive total rewards package of compensation and benefits that we regularly evaluate and benchmark across the manufacturing industry to ensure that we position U. S. Steel as an employer of choice.

At the onset of the pandemic in early 2020, we quickly transitioned our corporate and administrative employees, approximately 10% of our workforce, to a work-from-home environment. We’ve invested in technology to maintain this virtual community and found that our employees are more productive and have more flexibility and autonomy in managing their workload in a way that best fits their situation. We plan to maintain a virtual / hybrid working option for these employees in order to promote workplace flexibility and attract and retain highly qualified employees across the country.

Labor Relations

Approximately 80% of our employees in North America and Slovakia are covered by collective bargaining agreements. We work closely with union representatives to provide safe and productive workplaces that enable our employees to deliver high-quality products and meet the needs of our customers. Our partnership with the United Steelworkers includes not only a commitment to safety programs, but also a common approach to combating the unfairly traded imports that threaten our industry, our company, and ultimately the jobs of our employees.

Capital Structure, Liquidity and Capital Allocation

Our Best for All strategy's primary financial goal is to enhance stockholder value by utilizing our capital structure, liquidity and enhanced capital allocation priorities to advance the Company's strategic objectives, generate long-term value, and reward stockholders. Our cash deployment strategy is aligned with our corporate strategy and includes: executing on strategic projects and portfolio moves; maintaining a strong balance sheet and a healthy pension plan; and delivering sustainable growth with a focus on core values such as safety and environmental stewardship and rewarding stockholders for the continued progress we make. Cash deployment is also performed with a customer-centric focus on improving safety, quality, delivery and cost.

Our liquidity supports our ability to satisfy short-term obligations, fund working capital requirements, and provides a foundation to execute key strategic priorities. We are focused on maintaining a strong balance sheet and may proactively refinance or repay our debt from time to time to protect our capital structure from unforeseen external events and re-financing risks.
In 2021, we undertook several steps to support these goals.

We transformed our balance sheet and enhanced the Company's financial flexibility by repaying approximately $3.1 billion in debt.

We designated our three global syndicated revolving credit facilities as Sustainability Linked Loans to incorporate our sustainability related goals and values into our global syndicated revolving credit facilities:

•On July 23, 2021, Big River Steel entered into an amendment to its senior secured asset-based revolving credit facility (Big River Steel ABL Facility), which extended the maturity by 5 years and added sustainability targets related to carbon reduction, safety performance and facility certification by ResponsibleSteel™. The Big River Steel ABL Facility provides for borrowings for working capital and general corporate purposes in an amount equal to the lesser of (a) $350 million and (b) a borrowing base calculated based on specified percentages of eligible accounts receivables and inventory, subject to certain adjustments and reserves. The Big River Steel ABL Facility matures on July 23, 2026.
•On July 23, 2021, U. S. Steel amended the Fifth Amended and Restated Credit Facility Agreement (Credit Facility Agreement) to include targets related to carbon reduction, safety performance and facility certification by ResponsibleSteel™. In addition to the new sustainability link, the Credit Facility Agreement was amended to reduce the facility size to $1.75 billion from $2 billion, which supports the Company’s current footprint and is consistent with its efforts to optimize its global liquidity position.
•On September 29, 2021, USSK entered into a €300 million (approximately $340 million) unsecured sustainability linked credit agreement (USSK Credit Agreement), replacing the previous €460 million credit facility agreement. The USSK Credit Agreement matures in 5 years and contains sustainability targets related to carbon reduction, safety performance and facility certification by ResponsibleSteel™.

We ended 2021 with $4.971 billion of total liquidity.

In the fourth quarter of 2021, we announced enhancements to our capital allocation strategy as we pursue a more balanced plan that rewards stockholders for the continued progress we are making towards our Best for All future. Enhancements made to our capital allocation strategy in October 2021 include:

•Reinstating the Company’s $0.05/share quarterly dividend, beginning in the fourth quarter 2021
•Authorizing a $300 million stock repurchase program

As of January 31, the Company has repurchased approximately $203 million of common stock, and there is approximately $597 million remaining under its stock repurchase program.

In January 2022, the Board of Directors expanded the repurchase authorization by $500 million.

Facilities and Locations as of December 31, 2021

Flat-Rolled

The operating results of all U. S. Steel's integrated steel and sheet plants, coke and iron ore operations and ore and sheet production joint ventures are included in Flat-Rolled. Also, included within Flat-Rolled is a research and technology center located in Munhall, Pennsylvania, (near Pittsburgh) and a technology center in Troy, Michigan. The research and technology center carries out a wide range of applied research, development and technical support functions. The technology center brings automotive sales, service, distribution and logistics services, product technology and applications research into one location and much of U. S. Steel’s work in developing new grades of steel to meet the demands of automakers for high-strength, light-weight and formable materials is carried out at this location.

Flat-Rolled Operations Table
Operations, (Property Location)	Annual Production Capability	Principal Products and/or Services
Gary Works, (Gary, Indiana)	7.5 million tons of raw steel	strip mill plate in coil; hot-rolled, cold-rolled and coated sheets; and tin mill products
Midwest, (Portage, Indiana)	finishing facility	hot-rolled, cold-rolled and coated sheets; tin mill products; and electrical lamination sheets
East Chicago Tin (a), (Portage, Indiana)	finishing facility	tin mill products
Great Lakes Works (b), (Ecorse, River Rouge and Dearborn, Michigan)	finishing facility	cold-rolled and coated sheets; and tin mill products
Mon Valley Works (c): Edgar Thompson, (Braddock, Pennsylvania), Irvin, (West Mifflin, Pennsylvania), Fairless, (Fairless Hills, Pennsylvania), and Clairton, (Clairton, Pennsylvania)	2.9 million tons of raw steel and 4.3 million tons of coke	hot-rolled, cold-rolled and coated sheets; and coke and coke by-products
Granite City Works (d), (Granite City, Illinois)	2.8 million tons of raw steel	slabs and hot-rolled, cold-rolled and coated sheets
Granite City Works, (Granite City, Illinois); Gateway Energy and Coke Company LLC (Gateway)	coke supply agreement	not applicable
USS-UPI, LLC (UPI)(e), (Pittsburg, California)	finishing facility	cold-rolled and coated sheets; tin mill products
Fairfield Works, (Fairfield, Alabama)	finishing facility	coated sheets
Minnesota Ore Operations: Minntac, (Mt. Iron, Minnesota) and Keetac, (Keewatin, Minnesota)	22.4 million tons of iron ore pellets	iron ore pellets
(a) In the fourth quarter of 2019, East Chicago Tin was indefinitely idled.
(b) The iron and steelmaking production facilities were indefinitely idled in March and June of 2020, respectively. In December 2021, U. S. Steel permanently idled the steelmaking operations at Great Lakes Works, including the Basic Oxygen Process (BOP), caster and hot strip mill rolling facility. Great Lakes Works' pickle line, cold mill and CGL continue to operate, while the DESCO and electrolytic galvanizing lines are indefinitely idled.

(c) From time to time, we may swap coke with other domestic steel producers or sell on the open market. Coke by-products are sold to the chemicals and raw materials industries.
(d) In March 2020, one of the blast furnaces at Granite City Works was indefinitely idled.
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

Joint Ventures (a) Within Flat-Rolled Table
Joint Venture, (Property Location)	U. S. Steel's Ownership Percentage	Annual Production Capability
Hibbing Taconite Company (Hibbing); (Hibbing, Minnesota)	14.7%	9 million tons of which U. S. Steel's share is 1.3 million tons
PRO-TEC Coating Company (PRO-TEC), (Leipsic, Ohio)	50.0%	2.0 million tons (b)
Double G Coatings Company (Double G) (c); Jackson, Mississippi	50.0%	315 thousand tons
Worthington Specialty Processing (Worthington), (Jackson and Taylor, Michigan)	49.0%	890 thousand tons
Chrome Deposit Corporation (CDC), (six locations near major steel plants)	50.0%	not applicable
(a) See further information about our equity investees in Note 12 to the Consolidated Financial Statements.
(b) U. S. Steel's domestic production facilities supply PRO-TEC with cold-rolled sheets and U. S. Steel markets all of PRO-TEC's products.
(c) Each partner supplies its own steel to Double G and markets what is processed by Double G.

Mini Mill

The operations of Big River Steel are included in Mini Mill. Big River Steel, located in Osceola, Arkansas, is an EAF sheet steel production facility.

Mini Mill Operations Table
Operations, (Property Location)	Annual Production Capability	Principal Products and/or Services
Big River Steel, (Osceola, Arkansas)	3.3 million tons of raw steel	hot-rolled, cold-rolled and coated sheets; and electrical steels

USSE

USSE operates in Košice, Slovakia an integrated facility and a research laboratory, which, in conjunction with our Research and Technology Center, supports efforts in coke making, electrical steels, and design and instrumentation.

USSE Operations Table
Operations, (Property Location)	Annual Production Capability	Principal Products and/or Services
U. S. Steel Košice, (Košice, Slovakia)	5.0 million tons of raw steel	coke; slabs; strip mill plate: hot, cold and coated sheets; tin mill products; and spiral welded pipe

Tubular

Tubular manufactures seamless and welded OCTG, standard pipe, line pipe and mechanical tubing.

Tubular Operations Table
Operations, (Property Location)	Production Capability	Principal Products and Services
Fairfield Tubular Operations (a), (Fairfield, Alabama)	0.9 million tons of raw steel (b) and 750 thousand tons of tubular	seamless tubular pipe
Lorain Tubular Operations (c), (Lorain, Ohio)	380 thousand tons of tubular	seamless tubular pipe
Lone Star Tubular (d), (Lone Star, Texas)	#1 electric-weld pipe mill (EWPM) 400 thousand tons and #2 EWPM 380 thousand tons of tubular	welded tubular pipe
Wheeling Machine Products (e), (Pine Bluff, Arkansas and Hughes Springs, Texas)	not applicable	tubular couplings
Offshore Operations, (Houston, Texas)	not applicable	tubular threading, inspection, accessories and storage services and premium connections
Tubular Processing (f), (Houston, Texas)	not applicable	tubular processing
(a) The EAF commenced operation in October 2020.
(b) Based on the rounds caster capacity which is its constraining production unit.
(c) In April 2020, the Lorain Tubular Operations was temporarily idled for an indefinite period of time.
(d) In April 2020, Lone Star Tubular Operations was temporarily idled for an indefinite period of time
(e) In April 2020, the Wheeling Machine Products at Hughes Springs, Texas was temporarily idled for an indefinite period of time.
(f) Tubular Processing has been temporarily idled since 2015.

Joint Ventures (a) Within Tubular Table
Operations, (Property Location)	U. S. Steel's Ownership Percentage	Production Capability	Principal Products and/or Services
Patriot Premium Threading Services, (Midland, Texas)	50%	not applicable	Tubular threading, accessories and premium connections
(a) See further information about our equity investees in Note 12 to the Consolidated Financial Statements.

Other

U. S. Steel’s Other category includes the operating results relating to our real estate operations, the previously held equity method investment in Big River Steel, and our former railroad business. The Company owns approximately 45,000 acres of real estate assets, either held for development or managed, in Alabama, Illinois, Michigan, Minnesota, and Pennsylvania.

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

The amounts of such raw materials needed to produce a ton of steel will fluctuate based upon the specifications of the final steel products, the quality of raw materials and, to a lesser extent, differences among steel producing equipment. In broad terms, the Company's integrated steel process consumes approximately 1.4 tons of coal to produce one ton of coke and then it consumes approximately 0.3 tons of coke, 0.3 tons of steel scrap (approximately 60 percent of which is internally generated) and 1.3 tons of iron ore pellets to produce one ton of raw steel. At normal operating levels, we also consume approximately 6 mmbtu’s of natural gas per ton produced. Generally, the Company's mini mill operations consumes approximately 0.8 tons of steel scrap, 0.3 tons of pig iron, and 0.1 tons of HBI to produce one ton of raw steel. In addition, the mini mill operations consume approximately 0.6 MKWH of electricity per ton of raw steel produced. While we believe that these estimated consumption amounts are useful for planning purposes, and are presented to give a general sense of raw material and energy consumption related to steel production, substantial variations may occur.

Iron Ore

Iron Ore Production(a)
Thousands of tons
25,000
22,500
20,000
17,500
15,000
23,246
23,054
21,450
16,981
23,369
2017
2018
2019
2020
2021
Iron Ore Production

(a) Includes our share of production from Hibbing through December 31, 2020 and Tilden Mining Company, L.C. (Tilden) to September 29, 2017. U. S. Steel's ownership interest in Tilden was sold on September 29, 2017.

The iron ore facilities at Minntac and Keetac contain approximately 900 million short tons of indicated resources and probable reserves and our share of recoverable reserves at the Hibbing joint venture is approximately 5 million short tons. Refer to Supplementary Information on Mineral Reserves Other than Oil and Gas in Item 8 of this Form 10-K for additional information. Recoverable reserves are defined as the tons of product that can be used internally or delivered to a customer after considering mining and beneficiation or preparation losses. Minntac and Keetac’s annual capability and our share of annual capability for the Hibbing joint venture total approximately 24 million tons. We have iron ore pellet production capability that exceeds our steelmaking capability in the U.S.
We sold iron ore pellets in 2021, 2020 and 2019 to third parties. The Company has agreements to supply iron ore pellets to third-party customers over the next several years.

Substantially all of USSE’s iron ore requirements are purchased from outside sources, primarily Russian and Ukrainian mining companies. Prices are determined in long-term contracts with strategic suppliers or as spot prices negotiated monthly or quarterly. USSE also has received iron ore from U. S. Steel’s iron ore facilities in North America. We believe that supplies of iron ore adequate to meet USSE’s needs are available at competitive market prices.

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

Coke

Coke Production
6,000
4,000
2,000
Thousands of tons
4,913
5,232
4,813
3,673
5,396
2017
2018
2019
2020
2021
Coke Production

In North America, the Flat-Rolled segment operates a cokemaking facility at the Clairton Plant of Mon Valley Works. At our Granite City Works, we have a 15-year coke supply agreement with Gateway that expires on December 31, 2024. Blast furnace injection of coal, and self-generated coke oven gas is also used to reduce coke usage.

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
Steel Scrap and Other Materials

We believe that supplies of steel scrap and alloys that are adequate to meet our needs are readily available from outside sources at competitive market prices for the Flat-Rolled, Mini Mill, and USSE segments. Generally, approximately 55 percent of our steel scrap requirements were internally generated through normal operations for these segments.
Limestone

All of Flat-Rolled’s limestone requirements and USSE's lime and limestone requirements are purchased from outside sources. We believe that supplies of limestone and lime adequate to meet our needs are readily available from outside sources at competitive market prices.
Zinc and Tin
We believe that supplies of zinc and tin required to fulfill the requirements for Flat-Rolled, Mini Mill, and USSE are available from outside sources at competitive market prices. For Flat-Rolled and Mini Mill the main sources of zinc are Canada, Mexico, and the United States and the main sources of tin are Bolivia, Brazil, and Peru. For USSE, the main sources of zinc are Finland, Netherlands, Germany, Poland and Slovakia and the main sources of tin are Bolivia, Indonesia, Peru and China.
During 2021, Flat-Rolled protected approximately 40% and 50% of its operation's zinc and tin purchases, respectively, with financial swap derivatives to manage exposure to zinc and tin price fluctuations. During 2021, USSE protected approximately 12% of its operation's zinc purchases with forward physical contracts to manage our exposure to zinc price fluctuations and protected approximately 41% of its operation's tin purchases with financial swaps to manage our exposure to tin price fluctuations. For further information, see Note 16 to the Consolidated Financial Statements.
Natural Gas

All of U. S. Steel’s natural gas requirements are purchased from outside sources.

We believe that adequate supplies to meet Flat-Rolled’s, Mini Mill's, and Tubular's needs are available at competitive market prices. For 2021, approximately 66 percent of our natural gas purchases in Flat-Rolled were based on bids solicited on a monthly basis from various vendors; the remainder were made daily or with term agreements.

We believe that adequate natural gas supplies to meet USSE’s needs are available at competitive market prices. During 2021, we routinely executed fixed-price forward physical purchase contracts for natural gas to partially manage our exposure to natural gas price increases. For 2021, approximately 48 percent of our natural gas purchases in USSE were made with fixed-price forward physical purchase contracts; the remainder were based on bids solicited on a quarterly or monthly basis from various vendors.

Both Flat-Rolled and USSE use self-generated coke oven and blast furnace gas to reduce consumption of natural gas. USSE also captures and consumes converter gas from its four steelmaking vessels.

Industrial Gases

U. S. Steel purchases industrial gas in the U.S. under long-term contracts with various suppliers. USSE owns and operates its own industrial gas facility, but also may purchase industrial gases from time to time from third parties.

International Trade

U. S. Steel continues to face import competition, much of which is unfairly traded, supported by foreign governments, and fueled by massive global steel overcapacity, currently estimated to be over 400 million metric tons per year—more than four times the entire U.S. steel market and over thirteen times total U.S. steel imports. These imports and overcapacity, impact the Company’s operational and financial performance. U. S. Steel continues to lead efforts to address these challenges that threaten the Company, our workers, our stockholders, and our country’s national and economic security.

As of the date of this filing, pursuant to a series of Presidential Proclamations issued in accordance with Section 232 of the Trade Expansion Act of 1962, U.S. imports of certain steel products are subject to a 25 percent tariff, except: (1) imports from Argentina, Brazil, and South Korea, which are subject to restrictive quotas; (2) imports from the European Union (EU) that are melted and poured in the EU, within quarterly tariff-rate quota (TRQ) limits; (3) imports from Canada and Mexico, which are not subject to tariffs or quotas, but tariffs could be re-imposed on surging product groups after consultations; and (4) imports from Australia, which are not subject to tariffs, quotas, or an anti-surge mechanism.

The U.S. Department of Commerce (DOC) is managing a process in which U.S. companies may request and/or oppose temporary product exclusions from the Section 232 tariffs and quotas. Over 312,000 exclusions have been requested for steel products. U. S. Steel opposes exclusion requests for imported products that are the same as, or substitutes for, products manufactured by U. S. Steel.

Multiple legal challenges to the Section 232 action continue before the U.S. Court of International Trade (CIT), the U.S. Court of Appeals for the Federal Circuit (CAFC), and the Supreme Court of the United States. U.S. courts have consistently rejected constitutional and statutory challenges to the initial Section 232 action and overall product exclusion process. Multiple countries have challenged the Section 232 action at the World Trade Organization (WTO), imposed retaliatory tariffs, and/or acted to safeguard their domestic steel industries from increased steel imports. In turn, the United States has challenged the retaliation at the WTO.

In October 2021, the United States and EU announced agreements to replace the Section 232 tariffs with a TRQ, extend certain EU product exclusions, eliminate the EU’s Section 232 retaliation on U.S. imports, suspend WTO disputes related to the Section 232 action, and commit to negotiate a global arrangement on steel overcapacity and carbon intensity within two years. Effective January 1, 2022, the TRQ allows certain quantities of products made from steel melted and poured in the EU to enter the United States Section 232 tariff-free, with quantities that exceed the quota still subject to 25 percent tariffs. In December 2021, the United States began consultations with Japan regarding the Section 232 action and global overcapacity.

Since its implementation in March 2018, the Section 232 action has supported the U.S. steel industry’s and U. S. Steel’s investments in advanced steel production capabilities, technology, and skills, thereby strengthening U.S. national and economic security. The Company continues to actively defend the Section 232 action.

In February 2019, the European Commission (EC) implemented a definitive safeguard on global steel imports in the form of TRQs. The TRQs, which impose 25 percent tariffs on steel imports that exceed the TRQ limit, are currently effective through June 2024. In December 2021, the EC initiated its third periodic review of this safeguard, which will consider the impact of the agreement to replace U.S. Section 232 tariffs with a TRQ for certain EU steel products and may result in adjustments to the safeguard TRQ limits.

Antidumping duties (AD) and countervailing duties (CVD or antisubsidy duties) apply in addition to the Section 232 tariffs and quotas and the EC’s safeguard, and AD/CVD orders will continue beyond the Section 232 action and the EC’s safeguard. Thus, U. S. Steel continues to actively defend and maintain the 60 U.S. AD/CVD orders and 12 EU AD/CVD orders covering U. S. Steel products in multiple proceedings before the DOC, U.S. International Trade Commission (ITC), CIT, CAFC, the EC and European courts, and the WTO.

Between April and August 2021, the United States imposed six new AD/CVD orders on imports of seamless pipe from Czechia, Korea, Russia, and Ukraine, setting duties ranging from 6 to 258 percent. This year, DOC also made two final affirmative AD/CVD circumvention determinations, concluding: (1) that corrosion-resistant steel (CORE) from Malaysia made from Chinese and Taiwanese substrate circumvents AD/CVD orders on CORE from China and Taiwan and (2) that oil country tubular goods (OCTG) from Brunei and the Philippines made from Chinese hot-rolled steel (HRS) circumvent the existing AD/CVD orders on OCTG from China. In October 2021, DOC initiated new AD/CVD investigations on imports of OCTG from Argentina, Mexico, Korea, and Russia that are expected to conclude in the second half of 2022. The ITC is conducting five-year "sunset" reviews of AD/CVD orders on HRS, cold-rolled steel (CRS), and CORE from twelve countries, with decisions expected in the second half of 2022.

In Europe, the EC imposed an AD order on EU imports of HRS from Turkey, effective July 2021. The EC also initiated AD investigations of EU imports of hot-dipped galvanized steel from Turkey and Russia in June 2021, with final determinations expected in the third quarter of 2022. The EC is currently conducting five year “expiry” (sunset) reviews of AD/CVD orders on CRS from China and Russia, which are expected to conclude in the second half of 2022.

Additional tariffs of 7.5 to 25 percent continue to apply to certain U.S. imports from China, including certain raw materials used in steel production, semi-finished and finished steel products, and downstream steel products, pursuant to Section 301 of the Trade Act of 1974.

The Global Forum on Steel Excess Capacity, the Organisation for Economic Co-operation and Development Steel Committee, and trilateral negotiations between the United States, EU and Japan continue to address steel overcapacity.

U. S. Steel will continue to execute a broad, global strategy to maximize opportunities and navigate challenges presented by imports, global steel overcapacity, and international trade law and policy developments.
Environmental Stewardship

U. S. Steel is committed to effective environmental stewardship. We have implemented and continue to develop business practices that are designed to reduce negative environmental impacts. We believe part of being a good corporate citizen requires a dedicated focus on how our industry affects the environment. U. S. Steel's environmental expenditures totaled $302 million in 2021, $278 million in 2020 and $376 million in 2019. Overall, environmental compliance expenditures represent approximately 2 percent of U. S. Steel’s total costs and expenses in 2021, 2020 and 2019. For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters.” We have taken the actions described below in furtherance of that goal.

We continue to work on the promotion of cost-effective environmental strategies by supporting the development of appropriate air, water and waste laws and regulations at the local, state, national and international levels. We are committed to reducing our emissions and are investigating, creating and implementing innovative, best practice solutions throughout our operations to improve our environmental performance and to manage and reduce energy consumption.

U. S. Steel recycled 5.3 million tons and 3.0 million tons of purchased and produced steel scrap in 2021 and 2020, respectively. Because of steel’s physical properties, our products can be recycled at the end of their useful life without loss of quality, contributing to steel’s high recycling rate and affordability.

Many of our major production facilities have Environmental Management Systems that are certified to the ISO 14001 Standard. This standard, published by the International Organization for Standardization (ISO), provides the framework for the measurement and improvement of environmental impacts of the certified facility.

In 2019, and in each succeeding year since, we published the Clairton Operating and Environmental Report related to our Clairton Plant of Mon Valley Works. While U. S. Steel agreed to publish an annual report as part of the 2019 Allegheny County Health Department Settlement Order and Agreement, we took the opportunity to enhance the report by including detailed descriptions of our operations, our safety and environmental performance and community involvement in order to provide easily accessible information for the public. The Report details battery combustion stack and fugitive emission performance at Clairton and Clairton's continued commitment to environmental stewardship. In 2021, we published a similar report for the Edgar Thomson facility.

By using the blast furnace and coke oven gas generated in our cokemaking and steelmaking activities to power our facilities, we avoided consuming natural gas and other fuels from 2019 through 2021 equivalent to the amount it would take to heat more than 3.2 million households each year. In 2021, we recycled approximately 2.2 million tons of blast furnace slag, 85 thousand tons of Basic Oxygen Process steel slag, and 16 thousand tons of electric arc furnace slag by selling it for use as aggregate and in highway construction.

Reduction of Greenhouse Gas Emissions

In 2019, the Company announced its commitment to reduce greenhouse gas emissions intensity across its global footprint by 20 percent, as measured by the rate of CO2 equivalents emitted per ton of finished steel shipped, by 2030 based on 2018 baseline levels. Then, in 2021, the Company announced its goal to achieve net-zero emissions by 2050, as measured by the rate of CO2 equivalents emitted per ton of finished steel shipped. The Company has provided information on paths to achieve this goal on its website. These targets will apply to U. S. Steel’s global operations.

U. S. Steel plans to achieve its greenhouse gas emissions intensity reduction goals through the execution of multiple initiatives. These include the use of EAF steelmaking technology at U. S. Steel’s Fairfield Works and at Big River Steel, the first LEED-certified steel mill in the nation. EAF steelmaking relies on scrap recycling to produce new steel products, leveraging the ability to continuously recycle steel. Further carbon intensity reductions are expected to come from the implementation of ongoing energy efficiency measures, continued use of renewable energy sources and other process improvements to be developed.

The carbon intensity reduction targets reflect our continued commitment to improvement in production efficiency and the manufacture of products that are environmentally friendly. In addition to a commitment to reduce its own greenhouse gas emissions intensity, U. S. Steel is committed to helping its customers achieve their environmental goals. Our industry-leading XG3™ advanced high-strength steel enables automakers to manufacture lighter weight vehicles that meet federal Corporate Average Fuel Economy (CAFE) standards with reduced carbon emissions. As part of our innovation efforts, we continue to look at new steelmaking technologies so that we can produce green steels and further reduce carbon emissions.

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

EU Environmental Requirements and Slovak Operations
Phase IV of the EU Emissions Trading System (EU ETS) commenced on January 1, 2021 and will finish on December 31, 2030. The EU ETS is a component of the European Union's policy to combat climate change and is the world's largest carbon market. The EU ETS operates on a cap and trade principle, and our operations in USSE are required to participate. The European Commission issued final approval of the Slovak National Allocation table in July 2021. The Slovak Ministry of Environment, after consent from the European Commission, allocated free allowances to USSE in December 2021. The final volume was reduced to reflect USSE production cuts in 2019 and 2020. In the fourth quarter of 2020 USSE started purchasing EUA for the Phase IV period. As of December 31, 2021, we have purchased approximately 4 million EUA totaling €176 million (approximately $199 million) to fully cover the estimated 2021 shortfall and 1.1 million EUA totaling €68 million (approximately $77 million) to cover the expected 2022 shortfall of emission allowances.
The EU's Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to comply with or go beyond BAT requirements were €138 million (approximately $156 million) over the actual program period. These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. USSK complied with these covenants as of December 31, 2021. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g., bank guarantee) to secure 50 percent of the EU funding received.
For further discussion of laws applicable in Slovakia and the EU and their impact on USSE, see Note 26 to the Consolidated Financial Statements, “Contingencies and Commitments, Environmental Matters, EU Environmental Requirements.”

New and Emerging Environmental Regulations

United States and European Greenhouse Gas Emissions Regulations

Future compliance with CO2 emission requirements may include substantial costs for emission allowances, restriction of production and higher prices for coking coal, natural gas and electricity generated by carbon-based systems. Because we cannot predict what requirements ultimately will be imposed in the U.S. and Europe, it is difficult to estimate the likely impact on U. S. Steel, but it could be substantial. On March 28, 2017, President Trump signed Executive Order 13783 instructing the United States Environmental Protection Agency (U.S. EPA) to review the Clean Power Plan (CPP). As a result, in June 2019, the U.S. EPA published a final rule, the “Affordable Clean Energy (ACE) Rule” that replaced the CPP. Twenty-three states, the District of Columbia, and seven municipalities are challenging the CPP repeal and ACE rule in the U.S. Court of Appeals for the D.C. Circuit. A coalition of 21 states has intervened in the litigation in support of the U.S. EPA. Various other public interest organizations, industry groups, and Members of Congress are also participating in the litigation. On January 19, 2021, the District of Columbia Circuit vacated and remanded the ACE to the U.S. EPA, while the CPP remains stayed. It is unclear as to how the Biden administration will proceed with the remand. Any impacts to our operations as a result of any future greenhouse gas regulations are not estimable at this time since the matter is unsettled. In any case, to the extent expenditures associated with any greenhouse gas regulation, as with all costs, are not ultimately reflected in the prices of U. S. Steel's products and services, operating results will be reduced.

The Phase IV EU ETS period spans 2021-2030 and began on January 1, 2021. The Phase IV period is divided into two sub periods (2021-2025 and 2026-2030), rules for the first subperiod are finalized, however we expect that rules for the second subperiod may be more stringent than those for the first subperiod. Currently, the overall EU target is a 40 percent reduction of 1990 emissions by 2030. Free allocation of CO2 allowances for the first subperiod is based on reduced benchmark values which were published in the first quarter of 2021 and historical levels of production from 2014-2018. Allocations to individual installations may be adjusted annually to reflect relevant increases and decreases in production. The threshold for adjustments is set at 15 percent and will be assessed on the basis of a rolling average of two precedent years. Production data verified by an external auditor in March 2021 shows that USSE missed the 15 percent threshold in 2019-20; therefore, the free allocation for 2021 was decreased accordingly. Additionally, lower production in 2019 and 2020 will have an impact on the future free allocation for 2026-2030, where the updated historical production average for years 2019-2023 will be assessed. Once approved, the rules may impact subperiod 2026-2030.
In order to achieve the EU political goal of carbon emissions neutrality by 2050, on July 14, 2021, the European Commission released a package of legislative proposals called Fit for 55. The proposals contain significant changes to current EU ETS functions and requirements, including: a new carbon border adjustment mechanism (CBAM) to impose carbon fees on EU imports, further reduction of free CO2 allowance allocation to heavy industry and measures to strengthen the supply of carbon allowances. The proposals are subject to the EU legislative process and we cannot predict their future impact at this time.

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

On July 13, 2020, the U.S. EPA published a Residual Risk and Technology Review (RTR) rule for the Integrated Iron and Steel MACT category in the Federal Register. Based on the results of the U.S. EPA’s risk review, the agency determined that risks due to emissions of air toxics from the Integrated Iron and Steel category are acceptable and that the current regulations provided an ample margin of safety to protect public health. Under the technology review, the U.S. EPA determined that there are no developments in practices, processes or control technologies that necessitate revision of the standards. In September 2020, several petitions for review of the rule, including those filed by the Company, the American Iron and Steel Institute (AISI), Clean Air Council and others, were filed with the United States Court of Appeals for the District of Columbia Circuit. The cases were consolidated and are being held in abeyance while the U.S. EPA reviews and responds to administrative petitions for review. For the Taconite Iron Ore Processing category, based on the results of the U.S. EPA's risk review, the agency promulgated a final rule on July 28, 2020, in which the U.S. EPA determined that risks from emissions of air toxics from this source category are acceptable and that the existing standards provide an ample margin of safety. Furthermore, under the technology review, the agency identified no cost-effective developments in controls, practices, or processes to achieve further emissions reductions. Based upon our analysis of the proposed taconite rule, the Company does not expect any material impact as a result of the rule. However, petitions for review of the rule were filed in the United States Court of Appeals for the District of Columbia Circuit, in which the Company and AISI intervened. Because the U.S. EPA has not completed its review of the Coke MACT regulations, any impacts related to the U.S. EPA’s review of the coke standards cannot be estimated at this time.

On March 12, 2018, the New York State Department of Environmental Conservation (DEC), along with other petitioners, submitted a CAA Section 126(b) petition to the U.S. EPA. In the petition, the DEC asserts that stationary sources from the following nine states are interfering with attainment or maintenance of the 2008 and 2015 ozone National Ambient Air Quality Standards (NAAQS) in New York: Illinois, Indiana, Kentucky, Maryland, Michigan, Ohio, Pennsylvania, Virginia, and West Virginia. DEC is requesting the U.S. EPA to require sources of nitrogen oxides in the nine states to reduce such emissions. In a final rule published in the October 18, 2019 Federal Register, the U.S. EPA denied the petition. On October 29, 2019, New York, New Jersey, and the City of New York petitioned the United States Court of Appeals for the District of Columbia Circuit for review of the U.S. EPA’s denial of the petition. In July 2020, the Court vacated the U.S. EPA’s determination and remanded it back to the U.S. EPA to reconsider the 126(b) petition in a manner consistent with the Court’s opinion. At this time, since the U.S. EPA’s decision after its reconsideration is unknown, the impacts of any reconsideration are indeterminable and inestimable.

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

Available Information

U. S. Steel’s Internet address is www.ussteel.com. We post our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our proxy statement, our current reports on Form 8-K, amendments to those reports and our interactive data files to our website free of charge as soon as reasonably practicable after such reports are filed, or furnished to, with the Securities and Exchange Commission (SEC). We also post all press releases and earnings releases to our website.

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

Other Information

Information on net sales, depreciation, capital expenditures, earnings (loss) before interest and income taxes and assets by reportable segment and for business in the Other category and on net sales and assets by geographic area are set forth in Note 4 to the Consolidated Financial Statements.

For significant operating data for U. S. Steel for each of the last five years, see “Five-Year Operating Summary (Unaudited)” within this document.

Item 1A. RISK FACTORS

Strategic Risk Factors

Our Investments in new technologies and products may not be fully successful.

Execution of our Best for AllSM strategy depends, in part, on the success of a number of investments we have made and plan to make in new technologies and products. All of our investments are expected to drive stockholder value creation and deliver an enhanced business model that delivers cost and/or capability differentiation for our stakeholders. Our Best for All strategy is centered around adding mini mill capabilities, including through the construction of a mini mill facility in Osceola, Arkansas, non-grain oriented steel line at Big River Steel, a galvanizing construction line at Big River Steel and marketing of our new verdeXTM product line and new advanced high strength steel XG3TM products, which are completed at our PRO-TEC joint venture. Additionally, as with any significant construction project like the construction of the new mini mill in Osceola, Arkansas, we may be subject to changing market conditions and demand for our completed projects, delays and cost overruns, work stoppages, labor shortages, engineering issues, weather interferences, supply chain delays, changes required by governmental authorities, delays or the inability to acquire required permits or licenses, the ability to finance the projects or disruption of existing operations, any of which could have an adverse impact on our operational and financial results. Furthermore, new product development or modification is costly, may be restricted by regulatory requirements, involves significant research, development, time, expense and human capital and may not necessarily result in the successful commercialization of new products, or new technologies may not perform as intended or expected. Unsuccessful execution of these strategic projects, underperformance of any of these assets or failure of new products to gain market acceptance could adversely affect our business, results of operations and financial condition and may limit the benefits of our stockholder value creation strategy.

From time to time, we engage in acquisitions, divestitures and joint ventures and may encounter difficulties in integrating and separating these businesses and therefore we may not realize the anticipated benefits.

We seek growth through strategic acquisitions as well as evaluate our portfolio for potential divestitures to optimize our business footprint and portfolio. The success of these transactions will depend on our ability to integrate or separate, as applicable, assets and personnel in these transactions and to cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations as well as separating divested businesses, and in managing strategic investments. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction.

Additionally, we seek opportunities to monetize non-core and excess iron assets, including through real estate sales, third party agreements and option agreements. These opportunities may not materialize or generate the financial benefits expected. For example, Stelco Inc. holds an option (Option) to acquire an undivided 25 percent interest in a to-be-formed entity that will own the Company’s current iron ore mine located in Mt. Iron, Minnesota. There is a possibility that Stelco may not exercise its Option in the anticipated timeframe or at all. If the proposed joint venture with Stelco is not successful, fails to provide the benefits we expect, or is not created at all, we may in the future have more iron ore than we need to support the business. Additionally, the existence of the Option may deter future potential opportunities to monetize the iron ore assets. Any of the foregoing could adversely affect our business and results of operations.

Operational Risk Factors

The outbreak of COVID-19 has had, and could continue to have, an adverse impact on the Company’s results of operations, financial condition and cash flows.

The global pandemic resulting from the novel coronavirus designated as COVID-19 has had a significant impact on economies, businesses and individuals around the world. Governments around the world have made efforts to contain the virus, including: border closings and other significant travel restrictions; mandatory stay-at-home and work-from-home orders; mandatory business closures; public gathering limitations; and prolonged quarantines. We have also taken actions to protect our employees and to mitigate the spread of COVID-19, including embracing guidelines set by the Centers for Disease Control and Prevention on physical distancing, good hygiene, limitations on employee travel and in-person meetings, and changes to employee work arrangements including remote work arrangements where appropriate. Evolving government plans around the world to institute vaccination and/or testing requirements as well as various related state and local directives or challenges, may cause disruptions to operations, and result in labor shortages and unforeseen costs, including increased compliance costs, which could negatively affect our results. Evolving standards and judicial and regulatory interpretations may impede U. S. Steel’s ability to fully comply with applicable legal requirements.

These actions have and may continue to impact our employees, customers and suppliers, and future developments could cause further disruptions to our business, including significant disruptions to commerce, lower consumer demand for goods and services and general uncertainty regarding the near-term and long-term impact of the COVID-19 virus on the domestic and international economy and on public health. These developments and other consequences of the outbreak have materially adversely impacted the Company's results of operations, financial condition and cash flows in the past and could have similar adverse impacts in the future.

The Company may be susceptible to increase litigation related to, among other things, the financial impacts of the pandemic on its business, its ability to meet contractual obligations due to the pandemic, employment practices or policies adopted during the health crisis or in response to laws, regulations, or directives, or litigation related to individuals contracting COVID-19 as result of alleged exposures on Company premises.

The impact of the COVID-19 outbreak may also have the effect of exacerbating many of the other risks described herein.

Our operational footprint, unplanned equipment outages and other unforeseen disruptions may adversely impact our results of operations.

U. S. Steel has adjusted its operating configuration in response to market conditions, including the COVID-19 pandemic, oil and gas industry disruption, global overcapacity and unfairly traded imports, and to optimize capability and cost performance, by idling and restarting production at certain facilities. Due to our operational footprint, the Company may not be able to respond in an efficient manner to fully realize the benefits from changing market conditions that are favorable to integrated steel producers or most efficiently mitigate the negative impacts of such changes.

Our steel production depends on the operation of critical structures and pieces of equipment, such as blast furnaces, electric arc furnaces, steel shops, casters, hot strip mills and various structures and operations, including information technology systems, that support them, as well as finishing lines at our facilities and certain of our joint ventures. While we invested in operational and reliability enhancements to our assets through the asset revitalization program, launched in 2017, and continue to implement initiatives focused on proactive maintenance of key machinery and equipment at our production facilities, we may experience prolonged periods of reduced production and increased maintenance and repair costs due to equipment failures at our facilities or those of our key suppliers.

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

U. S. Steel continues to incur costs when production capacity is idled or costs to idle facilities.

From time to time, we have indefinitely or permanently idled certain of our assets or facilities and may decide to do so in the future. Our decisions concerning which facilities to operate and at what levels are made based upon market conditions, our customers’ orders for products as well as the capabilities and cost performance of our locations. We may concentrate production operations at several plant locations and not operate others, and as a result we will incur idle facility costs or impairment charges.

U. S. Steel has been and continues to be adversely affected by unfairly traded imports and global overcapacity, which may cause downward pricing pressure, lost sales and revenue, market share, decreased production, investment, and profitability.

Currently, global steel production capacity significantly exceeds global steel demand, which adversely affects U.S. and global steel prices. Global overcapacity continues to result in high levels of dumped and subsidized steel imports into the markets we serve. Domestic and international trade laws provide mechanisms to address the injury caused by such imports to domestic industries. Excessive steel imports have resulted and may continue to result in downward pricing pressure and lost sales and revenue, which adversely impacts our business, operations, financial condition and cash flows.

Although U. S. Steel currently benefits from 60 U.S. antidumping duty (AD) and countervailing duty (CVD or anti-subsidy duty) orders and 12 European Union (EU) AD/CVD orders, petitions for trade relief are not always successful or effective. When implemented, such relief is generally subject to periodic reviews and challenges, which can result in revocation of AD/CVD orders or reduction of effective duty rates. There can be no assurance that any relief will be obtained or continued in the future or that such relief will adequately combat unfairly traded imports.

In the United States, AD/CVD investigations on imports of oil country tubular goods from Argentina, Mexico, Korea, and Russia and five year “sunset” reviews of AD/CVD orders on hot-rolled, cold-rolled, and corrosion-resistant steel from twelve countries are expected to conclude in the second half of 2022. In the EU, AD investigations on imports of hot-dipped galvanized steel from Russia and Turkey will also conclude in 2022.

Through a series of Presidential Proclamations pursuant to Section 232 of the Trade Expansion Act of 1962, U.S. imports of certain steel products are subject to a 25 percent tariff, except: (1) imports from Argentina, Brazil, and South Korea, which are subject to restrictive quotas; (2) imports from the EU that are melted and poured in the EU, within quarterly tarrif-rate quota (TRQ) limits; (3) imports from Canada and Mexico, which are not subject to tariffs or quotas, but tariffs could be re-imposed on surging product groups after consultations; and (4) imports from Australia, which is not subject to tariffs, quotas, or an anti-surge mechanism. The Section 232 national security action on steel imports currently provides U. S. Steel and other domestic steel producers critical relief from imports. With no scheduled end date, the future coverage and duration of the Section 232 action is not known. Further, the U.S. government may negotiate alternatives to the Section 232 tariffs for certain countries, similar to its recent TRQ agreement with the EU. The Section 232 action on aluminum and steel imports, potential Section 232 action on other products, and recent and potential additional U.S. import tariffs imposed under Section 301 of the Trade Act of 1974 have resulted in the possibility of tariffs being applied to materials and/or items we purchase from subject countries or regions as part of our manufacturing process and may result in additional, retaliatory action by foreign governments on U.S. exports of a range of products, including products produced by our customers.

In February 2019, the European Commission (EC) implemented a definitive safeguard on global steel imports in the form of TRQs. The TRQs, which impose 25 percent tarriffs on steel imports that exceed the TRQ limit, are currently effective through June 2024. In December 2021, the EC initiated its third periodic review of this safeguard, which will consider the impact of the agreement to replace U.S. Section 232 tarriffs with a TRQ for certain EU steel products and may result in adjustments to the safeguard TRQ limits.

All of the above factors present a degree of uncertainty to our financial and operational performance, our customers, and overall economic conditions, all of which could impact steel demand and our performance. Faced with significant import competition and overcapacity in various markets, we will continue to evaluate potential strategic and organizational opportunities, which may include exiting lines of business and the sale of certain assets, temporary shutdowns or closures of facilities.

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

Additionally, our business is reliant on certain other industries that are cyclical in nature. We sell to the automotive, service center, converter, energy and appliance and construction-related industries. Some of these industries exhibit a great deal of sensitivity to general economic conditions and may also face meaningful fluctuations in demand based on a number of factors outside of our control, including regulatory factors, supply chain disruptions, economic conditions, and raw material and energy costs. As a result, downturns or volatility in any of the markets we serve could adversely affect our financial position, results of operations and cash flows.

We face increased competition from alternative materials and risks concerning innovation, new technologies, products and increasing customer requirements.

As a result of increasingly stringent regulatory requirements and increased market and technological changes driven by broader trends such as decarbonization and electrification efforts in response to climate change, designers, engineers and industrial manufacturers, especially those in the automotive industry, are increasing their use of lighter weight, less carbon intense and alternative materials, such as aluminum, composites, plastics, and carbon fiber. Use of such materials could reduce the demand for steel products, which may reduce our profitability and cash flow.

Additionally, technologies such as direct iron reduction, oxygen-coal injection and experimental technologies such as molten oxide electrolysis and hydrogen flash smelting may be more cost effective than our current production methods. However, we may not have sufficient capital to invest in such technologies and may incur difficulties adapting and fully integrating these technologies into our existing operations. We may also encounter production restrictions, or not realize the cost benefit from such capital intensive technology adaptations to our current production processes.

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

Changes in the global economic environment, prolonged periods of slow economic growth, and global instability and actual and threatened geopolitical conflict, could have an adverse effect on our industry and business, as well as those of our customers and suppliers.

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

Our U.S. operations are subject to economic conditions, including credit and capital market conditions, and political factors in the U.S., which if changed could negatively affect our results of operations, cash flows and liquidity. Political factors include, but are not limited to, changes to tax laws and regulations resulting in increased income tax liability, inflation, increased regulation, limitations on exports of energy and raw materials, and trade remedies. Actions taken by the U.S. government could affect our results of operations, cash flows and liquidity.

USSE is subject to economic conditions and political factors associated with the EU, Slovakia and neighboring countries, and the euro currency. Changes in any of these economic conditions or political factors could negatively affect our results of operations, cash flows and liquidity. Political factors include, but are not limited to, taxation, nationalization, inflation, government instability, regional conflict, civil unrest, increased regulation and quotas, tariffs, sanctions and other market-distorting measures. Escalating tensions along the Russia-Ukraine border may disrupt our operations and could negatively affect our results of operations, cash flows and liquidity. USSE purchases natural gas from suppliers in the EU who purchase a significant portion of their supply from Russia. USSE purchases a significant portion of its iron ore and coal from suppliers based in Russia and Ukraine.

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

We depend on skilled labor for the manufacture of our products. Some of our facilities are located in areas where demand for skilled labor often exceeds supply. Shortages of some types of skilled labor, such as electricians and qualified maintenance technicians, could restrict our ability to maintain or increase production rates, lead to production inefficiencies and increase our labor costs. Our shift to the Best for All strategy would also require a set of job skills that is different from our prior needs. Our continued success depends on the active participation of our key employees. We have recently observed an overall tightening and increasingly competitive labor market. The competitive nature of the labor markets in which we operate, the cyclical nature of the steel industry and the resulting employment needs increase our risk of not being able to recruit, train and retain the employees we require at efficient costs and on reasonable terms, and could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees. Many companies, including U. S. Steel, have had employee lay-offs as a result of reduced business activities in an industry downturn. The loss of our key people or our inability to attract new key employees could adversely affect our operations. Additionally, layoffs or other adverse actions could result in an adverse relationship with our workforce or third-party labor providers. If we are unable to recruit, train and retain adequate numbers of qualified employees and third-party labor providers on a timely basis or at a reasonable cost or on reasonable terms, our business and results of operations could be adversely affected. Additionally, an overall labor shortage, lack of skilled labor, increased turnover or labor inflation caused by COVID-19 or as a result of general macroeconomic factors that affect our customers or suppliers could have a material adverse impact on the company’s operations, results of operations, liquidity or cash flows.

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

The 2018 Labor Agreements covering most USW represented employees have a termination date of September 1, 2022 and to the extent that successor agreements or extensions are not agreed upon as of this date, there exists a potential risk of labor disruption at covered plants.

A failure of our information technology infrastructure and cybersecurity threats may adversely affect our business operations.

Despite efforts to protect confidential business information, personal data of employees and contractors, and the control systems of manufacturing plants, U. S. Steel systems and those of our third-party service providers have been and may be subject to cyber-attacks or system breaches. System breaches can lead to theft, unauthorized disclosure, modification or destruction of proprietary business data, personally identifiable information (PII), or other sensitive information, to defective products, production downtime and damage to production assets, and the inaccessibility of key systems, with a resulting impact to our reputation, competitiveness and operations. We have experienced cybersecurity attacks that have resulted in unauthorized persons gaining access to our information technology systems and networks, and we could in the future experience similar attacks. To date, no cybersecurity attack has had a material impact on our financial condition, results of operations or liquidity.

While the Company continually works to safeguard our systems and mitigate potential risks, there can be no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches or mitigate all potential risks to our systems, networks and data, particularly with the recent proliferation of ransomware attacks around the world. The potential consequences of a material cybersecurity attack include reputational damage, investigations and/or adverse proceedings with government regulators or enforcement agencies, litigation with third parties, disruption to our systems, unauthorized release of confidential, personally identifiable, or otherwise protected information, corruption of data, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness, results of operations and financial condition. The amount of insurance coverage we maintain may be inadequate to cover claims or liabilities resulting from a cybersecurity attack.

We depend on third parties for transportation services and increases in costs or the availability of transportation may adversely affect our business and operations.

Our business depends on the transportation of a large number of products, both domestically and internationally. We rely primarily on third parties, including the recently divested Transtar business, for transportation of the products we manufacture as well as delivery of our raw materials. Any increase in the cost of the transportation of our raw materials or products, as a result of increases in fuel or labor costs, higher demand for logistics services, consolidation in the transportation industry or otherwise, may adversely affect our results of operations as we may not be able to pass such cost increases on to our customers.

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

Financial Risk Factors

Our business and execution of our strategy require substantial expenditures for capital investments, debt service obligations, operating leases and maintenance that we may be unable to fund, which may require other actions to satisfy our obligations under our debt.

We have approximately $3.9 billion of total debt (see Note 17 to the Consolidated Financial Statements). If our cash flows and capital resources are insufficient to fund our planned capital expenditures or debt service obligations, we may face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, terminate strategic projects, or to dispose of material assets or operations or issue additional debt or equity. We may not be able to take such actions, if necessary, on commercially reasonable terms or at all. The Credit Facility Agreement, the documents governing the USSK Credit Facilities, the documents governing the Big River Steel credit facility and Big River Steel notes, and the indentures governing our existing senior unsecured notes may restrict our ability to dispose of assets and may also restrict our ability to raise debt or equity capital to be used to repay other debt when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results or operations and may place us at a competitive disadvantage with competitors who may have less indebtedness and other obligations or greater access to financing.

Our ability to service or refinance our debt or fund investments and capital expenditures required to maintain or expand our business operations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control, such as the disruption caused by the COVID-19 pandemic and supply chain disruptions such as the chip supply shortage in the automotive industry. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to satisfy our liquidity needs. In addition, the availability under certain of our debt instruments may be limited if we do not meet certain financial covenants. Furthermore, the agreements governing the BRS ABL Facility and other outstanding indebtedness of Big River Steel LLC and its subsidiaries limit their ability, subject to certain exceptions, to pay dividends or distributions or make other restricted payments, such that we may not be able to access the cash generated by these recently acquired subsidiaries to fund our other expenditures.

If we cannot make scheduled payments on our debt, we will be in default and holders of our senior unsecured notes could declare all outstanding principal and interest to be due and payable, the lenders under the Fifth Amended and Restated Credit Agreement, the USSK Credit Facilities, and the Export Credit Facility could terminate their commitments to loan money, accelerate full repayment of any or all amounts outstanding (which may result in the cross acceleration of certain of our other debt obligations) and the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. All of these events would materially and adversely affect our financial position and results of operations.

Furthermore, ratings agencies could downgrade our ratings either due to factors specific to our business, a prolonged cyclical downturn in the steel industry, macroeconomic trends such as global or regional recessions and trends in credit and capital markets more generally. Our credit ratings were downgraded in 2020 by three credit ratings agencies, all citing among other things, the uncertainty in duration and impact of the COVID-19 outbreak on our business. During 2021, Moody's and S&P upgraded U. S. Steel and Big River Steel's credit ratings, while Fitch upgraded U. S. Steel’s credit ratings. Ratings agencies also may lower, suspend or withdraw ratings on the outstanding securities of U. S. Steel or Big River Steel. Any lowering, suspension or withdrawal of such ratings may have an adverse effect on the market prices of such securities.

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

We periodically test our equity method investments and other long-lived assets to determine whether their estimated fair value is less than their value recorded on our balance sheet. The results of this testing for potential impairment may be adversely affected by uncertain market conditions for the global steel industry and general economic conditions. If we determine that the fair value of any of these assets is less than the value recorded on our balance sheet, and, in the case of equity method investments the decline is other than temporary, we would likely incur a non-cash impairment loss that would negatively impact our results of operations. We have incurred asset impairment charges in recent years, including during the year ended December 31, 2021, and there can be no assurances that continued market dynamics or other factors may not result in future impairment charges.

We are subject to foreign currency risks, which may negatively impact our profitability and cash flows.

The financial condition and results of operations of USSE are reported in euros and then translated into U.S. dollars at the applicable exchange rate for inclusion in our financial statements. The appreciation of the U.S. dollar against the euro negatively affects our Consolidated Results of Operations. International cash requirements have been and in the future may be funded by intercompany loans, which may create intercompany monetary assets and liabilities in currencies other than the functional currencies of the entities involved, which can have a non-cash impact on income when they are remeasured at the end of each period. Procurement of equipment of announced strategic projects may be denominated in foreign currencies, which could adversely affect the costs of these projects.

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

Steel producers in the U.S., along with their customers and suppliers, are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations concern the generation, storage, transportation, disposal, emission or discharge of pollutants, contaminants and hazardous substances into the environment, the reporting of such matters, and the general protection of public health and safety, natural resources, wildlife and the environment. Steel producers in the EU are subject to similar laws. These laws and regulations continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Additionally, compliance with certain of these laws and regulations, such as the CAA and similar state and local requirements, governing air emissions, could result in substantially increased capital requirements and operating costs and could change the equipment or facilities we operate. Compliance with current or future regulations could entail substantial costs for emission-based systems and could have a negative impact on our results of operations and cash flows. Failure to comply with the requirements may result in administrative, civil and criminal penalties, revocation of permits to conduct business or construct certain facilities, substantial fines or sanctions, enforcement actions (including orders limiting our operations or requiring corrective measures), natural resource damages claims, cleanup and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws, regulations, codes and common law. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, liability may be imposed without regard to contribution or to whether we knew of, or caused, the release of hazardous substances.

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

Some of U. S. Steel's current and former facilities were in operation before many federal and state environmental regulations were in place. Hazardous materials associated with those facilities have been and may continue to be encountered at current or former operating sites or delivered to sites operated by third parties.

U. S. Steel is involved in numerous remediation projects at currently operating facilities, facilities that have been closed or sold to unrelated parties and other sites where material generated by U. S. Steel was deposited. In addition, there are numerous other former operating or disposal sites that could become subject to remediation, which may negatively affect our results of operations and cash flows.

Reducing greenhouse gas (GHG) emissions from steelmaking operations to comply with new regulations as well as stakeholder expectations and mitigate potential physical impacts of climate change could significantly increase costs to manufacture future materials or reduce the amount of materials being manufactured.

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

Additionally, the European Union has established aggressive CO2 reduction targets of 40% by 2030, against a 1990 baseline, and full carbon neutrality by 2050. As part of the European Green Deal the Commission proposed in September 2020 to raise the 2030 reduction target to at least 55% compared to 1990. The new target has yet to be endorsed by the European Parliament. An emission trading system (ETS) was established to encourage compliance with set emissions reduction targets. These aggressive targets require drastic measures within the steel industry to comply. The transition to EAF technology, as well as incremental gains in energy reduction, use of renewable energy and continued asset and process improvements (including EAF steelmaking), are expected to reduce our GHG footprint. However, the development of breakthrough technologies is likely required to continue the path of low to no carbon footprint in the steel industry. Implementation of new technologies will most likely require significant amounts of capital and an abundant source of low-cost hydrogen and/or green power, most likely leading to an increase in the cost of future steelmaking. In addition, the cost of emission allowances is forecast to increase, along with the number of allowances decreasing in the next several years. The price of CO2 emission allowances was 80 euro per metric ton as of December 31, 2021 and forecasts call for potential price increase to 100 euro per metric ton.

The physical impacts of climate change may also have a material adverse effect on our costs and operations. Climate change may be associated with increased occurrence of extreme weather conditions, which could include, among other things, increased risk of flooding, potential heat stress at facilities, and other natural disasters that may lead to supply chain and operational disruptions. Damage resulting from such extreme weather conditions may not be fully insured.

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

Mining Properties

Summary Overview of Mining Operations

U. S. Steel operates two surface iron ore mining complexes in Minnesota consisting of the Minntac Mine and Pellet Plant and the Keetac Mine and Pellet Plant, which are wholly owned by the Company. As of December 31, 2021, U. S. Steel owns a minority interest in the iron ore mining assets of Hibbing Taconite Company.

The following table provides a summary of the net book value of the land and PP&E at the Minntac and Keetac mines as of December 31, 2021:

	Gross	Accumulated	Net Book
(in millions)	Value	Depreciation	Value
Minntac Mine and Pellet Plant
Land	$28	$—	$28
Other property, plant and equipment	1,501	1,204	297
Total	1,529	1,204	325
Keetac Mine and Pellet Plant
Land	8	—	8
Other property, plant and equipment	255	178	77
Total	$263	$178	$85

The following table provides a summary of our mineral production by mining complex for each reportable period:

	Production
(Millions of short tons)	2021	2020	2019
Iron ore pellets:
Minnesota, USA
Minntac Mine and Pellet Plant	16.1	14.1	14.4
Keetac Mine and Pellet Plant	6.0	2.0	5.8
Hibbing Taconite Company (1)	1.3	0.9	1.2
Total	23.4	17.0	21.4
(1) Represents U. S. Steel's proportionate share of production as these investments are unconsolidated equity affiliates.

In accordance with Regulation S-K, Items 1300-1305, we engaged DRA Global and Barr Engineering Co. to provide feasibility studies and technical report summaries for our material mining operations at Minntac and Keetac. The majority shareholders of the Hibbing Taconite Company separately engaged qualified persons to perform the same procedures at the Hibbing Taconite Mine. Accordingly, the figures below for the Hibbing Taconite Mine were provided by the majority shareholders using the reports provided by the qualified persons. The tables showing resources and reserves by mining property were prepared using the results of the procedures performed by the qualified persons designated by each organization, which have no affiliation with or interest in our material mining properties.

Minntac Mine and Pellet Plant

The Minntac Mine and Pellet Plant is located in Mountain Iron, Minnesota and is wholly owned and operated by U. S. Steel. On April 30, 2020, the Company granted Stelco Inc. (Stelco) a purchase option to acquire a 25 percent interest in the Minntac mining operations. The option can be exercised at any time before January 31, 2027. For more information regarding the purchase option, please see Note 20. The Minntac Mine has 25,420 acres of surface rights. The surface mine in the production stage whereby taconite iron ore is mined using the Truck-Shovel method. The mine is approximately 54 years old and has been operated by U. S. Steel since 1967. For discussions regarding encumbrances, violations, fines, etc. related to the Minntac Mine, see Item 3. Legal Proceedings.

The following table provides details of our iron ore resources and reserves at Minntac for the year ended December 31, 2021. Resources below are stated exclusive of reserves.

	Minntac Mine and Pellet Plant
	Amount	Grades/Qualities		Cut-off Grades		Metallurgical Recovery
(Millions of short tons)	2021	MagFe%	Concentrate Silica %	Min MagFe %	Max Concentrate Silica %	Weight Recovery %
Measured mineral resources	—	—	—	—	—	—
Indicated mineral resources	251.0	18.20	5.51	14.00	10.00	23.65
Measured + indicated mineral resources	251.0	18.20	5.51	14.00	10.00	23.65
Inferred mineral resources	149.1	18.05	6.27	14.00	10.00	22.50

Proven mineral reserves	—	—	—	—	—	—
Probable mineral reserves	281.2	19.29	5.59	14.00	10.00	25.11
Total mineral reserves	281.2	19.29	5.59	14.00	10.00	25.11

Keetac Mine and Pellet Plant

The Keetac Mine and Pellet Plant is located in Keewatin, Minnesota and is wholly owned and operated by U. S. Steel. The Keetac Mine has 18,020 acres of surface rights. The surface mine is in the production stage whereby taconite iron ore is mined using the Truck-Shovel method. The mine is approximately 54 years old and has been operated by U. S. Steel since 2003, when it was acquired as part of the Company's purchase of National Steel Corporation. For discussions regarding encumbrances, violations, fines, etc. related to the Keetac Mine, see Item 3. Legal Proceedings.

The following table provides details of our iron ore resources and reserves at Keetac for the year ended December 31, 2021. Resources below are stated exclusive of reserves.

	Keetac Mine and Pellet Plant
	Amount	Grades/Qualities		Cut-off Grades		Metallurgical Recovery
(Millions of short tons)	2021	MagFe%	Concentrate Silica %	Min MagFe %	Max Concentrate Silica %	Weight Recovery %
Measured mineral resources	—	—	—	—	—	—
Indicated mineral resources	192.9	18.93	3.40	14.00	9.00	27.34
Measured + indicated mineral resources	192.9	18.93	3.40	14.00	9.00	27.34
Inferred mineral resources	160.5	18.83	3.81	14.00	9.00	27.30

Proven mineral reserves	—	—	—	—	—	—
Probable mineral reserves	185.2	19.29	3.57	14.00	9.00	20.97
Total mineral reserves	185.2	19.29	3.57	14.00	9.00	20.97

Hibbing Taconite Mine

U. S. Steel maintains a minority interest in the Hibbing Taconite Mine, which is majority-owned by Cleveland-Cliffs, Inc. and located in Hibbing, Minnesota. The Hibbing Mine has 30,760 acres of surface rights, of which 1,150 acres are associated with mineral leases. The majority of the mineral rights are leased. 6,640 acres of mineral leases are expiring between 2022 and 2056. The taconite iron ore mine is currently in the production stage.

The following table provides details of our proportionate share of iron ore resources and reserves at Hibbing for the year ended December 31, 2021. Resources below are stated exclusive of reserves.

	Hibbing Taconite Company (1)
	Amount	Grades/Qualities
(Millions of short tons)	2021	MagFe%
Measured mineral resources	0.4	19.20
Indicated mineral resources	—	18.70
Measured + indicated mineral resources	0.4	19.20
Inferred mineral resources	—	—

Proven mineral reserves	4.2	18.70
Probable mineral reserves	0.4	18.70
Total mineral reserves	4.6	18.70
(1) Represents U. S. Steel’s proportionate share of proven and probable reserves and production as these investments are unconsolidated equity affiliates

Internal Controls

U. S. Steel estimates its iron ore resources and reserves using exploration drill holes, physical inspections, sampling, laboratory testing, 3-D computer models, economic pit analysis and fully-developed pit designs for its operating mines. Estimates for our share of unconsolidated equity affiliates are based upon information supplied by the joint ventures. Refer to sections 2 and 3 of the technical report summaries filed as Exhibit 96.1 for further details.

Item 3. LEGAL PROCEEDINGS

General Litigation

On June 8, 2021, JSW Steel (USA) Inc. and JSW Steel USA Ohio, Inc. (collectively, JSW), U.S. based subsidiaries of Indian steelmaker JSW Steel filed suit in the United States District Court for the Southern District of Texas against Nucor, U. S. Steel, AK Steel Holding Group, and Cleveland-Cliffs (collectively, the Defendants) alleging that the Defendants operated as a cartel and formed a conspiracy to boycott JSW from obtaining semi-finished steel slabs. JSW alleges that the Defendants acted in violation of Section 1 of the Sherman Act and the Clayton Act (federal antitrust), and violation of the Texas Free Enterprise and Antitrust Act. JSW also alleges that the Defendants formed a civil conspiracy in violation of Texas common law, and that the Defendants tortiously interfered with JSW’s business relationships. The basis for JSW’s allegations relate to the Defendants participation in the U.S. Department of Commerce’s Section 232 process, including Defendants’ support of the enactment of the President’s Section 232 proclamation, statements made by the Defendants after the enactment of Section 232, and Defendants’ participation in the Section 232 exclusion process. Plaintiffs seek monetary damages including $45 million for payment of Section 232 tariffs and unspecified amounts for financial penalties, termination fees and lost profits as well as other damages. U. S. Steel, along with the other Defendants, filed a Motion to Dismiss the case on August 17, 2021 which remains pending. The Company is vigorously defending the matter.
On January 22, 2021, NLMK Pennsylvania, LLC and NLMK Indiana, LLC (NLMK) filed a Complaint in the Court of Common Pleas of Allegheny County, Pennsylvania against the Company. The Complaint alleges that the Company made misrepresentations to the U.S. Department of Commerce regarding NLMK’s requests to be excluded from tariffs assessed on steel slabs imported into the United States pursuant to the March 2018 Section 232 Presidential Order imposing tariffs. NLMK claims over $100 million in compensatory and other damages. The Company removed the claim to the United States District Court for the Western District of Pennsylvania on February 25, 2021. U. S. Steel subsequently filed a Motion to Dismiss the case on August 30, 2021 which remains pending. The Company is vigorously defending the matter.
On April 11, 2017, there was a process waste-water release at our Midwest Plant (Midwest) in Portage, Indiana, that impacted a water outfall that discharges to Burns Waterway near Lake Michigan. The Company has since implemented substantial operational, process and notification improvements at Midwest. In January of 2018, The Surfrider Foundation and the City of Chicago initiated suits in the Northern District of Indiana alleging Clean Water Act (CWA) and permit violations at Midwest. On April 2, 2018, the U.S. EPA and the State of Indiana initiated a separate action against the Company and lodged a Consent Decree negotiated between U. S. Steel and the relevant governmental agencies consisting of all material terms to resolve the CWA and National Pollutant Discharge Elimination System (NPDES) violations at the Midwest Plant. A public comment period for the Consent Decree ensued. The suits that the Surfrider Foundation and the City of Chicago filed are currently stayed. The Surfrider Foundation and the City of Chicago also filed motions, which were granted, to intervene in the Consent Decree case. The United States Department of Justice (DOJ) filed a revised Consent Decree and a motion with the court to enter the Consent Decree as final on November 20, 2019. Surfrider Foundation, City of Chicago and other non-governmental organizations filed objections to the revised Consent Decree. The DOJ and U. S. Steel made filings in support of the revised Consent Decree. On August 31, 2021, the United States District Court for the Northern District of Indiana issued an Opinion and Order entering the

Consent Decree. The Company filed a Motion to Lift the Stay in the citizen suits as well as Motions to Dismiss the suits on December 15, 2021 which remains pending. The Company is vigorously defending the matter.
On October 2, 2017, an Amended Shareholder Class Action Complaint was filed in the United States District Court for the Western District of Pennsylvania consolidating previously filed actions. Separately, five related shareholder derivative lawsuits were filed in State and Federal courts in Pittsburgh, Pennsylvania and the Delaware Court of Chancery. The underlying consolidated class action lawsuit alleges that U. S. Steel, certain current and former officers, an upper-level manager of the Company and the financial underwriters who participated in the August 2016 secondary public offering of the Company's common stock (collectively, Defendants) violated federal securities laws in making false statements and/or failing to discover and disclose material information regarding the financial condition of the Company. The lawsuit claims that this conduct caused a prospective class of plaintiffs to sustain damages during the period from January 27, 2016 to April 25, 2017 as a result of the prospective class purchasing the Company's common stock at artificially inflated prices and/or suffering losses when the price of the common stock dropped. The derivative lawsuits generally make the same allegations against the same officers and also allege that certain current and former members of the Board of Directors failed to exercise appropriate control and oversight over the Company and were unjustly compensated. The plaintiffs seek to recover losses that were allegedly sustained. The class action Defendants moved to dismiss plaintiffs’ claims. On September 29, 2018 the Court ruled on those motions granting them in part and denying them in part. On March 18, 2019, the plaintiffs withdrew the claims against the Defendants related to the 2016 secondary offering. As a result, the underwriters are no longer parties to the case. On December 31, 2019, the Court granted Plaintiffs' motion to certify the proceeding as a class action. The Company's appeal of that decision has been denied by the Third Circuit Court of Appeals and the class has been notified. Discovery has concluded and the Company and individual defendants continue vigorously defending the remaining claims.
Asbestos Litigation
See Note 26 to our Consolidated Financial Statements, Contingencies and Commitments for a description of our asbestos litigation.

ENVIRONMENTAL PROCEEDINGS

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of December 31, 2021, under federal and state environmental laws, and which U. S. Steel reasonably believes may result in monetary sanctions of at least $1 million (the threshold chosen by U. S. Steel as permitted by Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended). Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

As of December 31, 2021, U. S. Steel has received information requests or been identified as a PRP at a total of four CERCLA sites, three of which have liabilities that have not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at the other site will be over $5 million as described below.

Duluth Works

The former U. S. Steel Duluth Works site was placed on the National Priorities List under CERCLA in 1983 and on the State of Minnesota’s Superfund list in 1984. Liability for environmental remediation at the site is governed by a Response Order by Consent executed with the MPCA in 1985 and a Record of Decision signed by MPCA in 1989. U. S. Steel has partnered with the Great Lakes National Program Office (GLNPO) of the U.S. EPA Region 5 to address contaminated sediments in the St. Louis River Estuary and several other Operable Units that could impact the Estuary if not addressed. An amendment to the Project Agreement between U. S. Steel and GLNPO was executed during the second quarter of 2018 to recognize the initial costs associated with implementing the first two phases of the proposed remedial plan at the site.

Remediation contracts were issued by both USS and GLNPO for the first phase of the remedial work at the site during the fourth quarter of 2020. USS and GLNPO have also contracted for the second phase of work at the site which will extend through early 2022. The final phase of the remedial design has been defined and another amendment to the Project Agreement between U. S. Steel and GLNPO was executed in December 2021. USS' portion of additional, design, oversight costs, and implementation of all three phases of the preferred remedial alternative on the upland property and Estuary are currently estimated as of December 31, 2021 at approximately $59 million.

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

Gary Works

On October 23, 1998, the U.S. EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a RCRA Facility Investigation (RFI), a Corrective Measures Study (CMS) and Corrective Measure Implementation. Evaluations are underway at six groundwater areas on the east side of the facility. An Interim Stabilization Measure work plan has been approved by the U.S. EPA for one of the six areas and a contractor has recently completed installation and startup of the remedial system. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $24 million as of December 31, 2021, based on our current estimate of known remaining costs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel had determined the most effective means to address the majority of impacted materials was to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel awarded a contract for the implementation of the CAMU project during the fourth quarter of 2018. Construction, waste stabilization and placement along with closure of the CAMU were substantially completed in the fourth quarter of 2020. U. S. Steel has an accrued liability of approximately $19 million as of December 31, 2021, for our estimated share of the remaining costs of remediation at the site.

USS-UPI LLC (UPI)

In February 2020, U. S. Steel purchased the remaining 50 percent interest in USS-POSCO Industries, a former joint venture that is located in Pittsburg, California between subsidiaries of U. S. Steel and POSCO, now known as USS-UPI, LLC. Prior to formation of the joint venture, UPI's facilities were previously owned and operated solely by U. S. Steel which assumed responsibility for the existing environmental conditions. U. S. Steel continues to monitor the impacts of the remedial plan implemented in 2016 to address groundwater impacts from trichloroethylene at SWMU 4. Evaluations continue for the SWMUs known as the Northern Boundary Group and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As such, there has been no material change in the status of the project during the twelve months ended December 31, 2021. As of December 31, 2021, approximately $1 million has been accrued for ongoing environmental studies, investigations and remedy monitoring. Significant additional costs associated with this site are possible and are referenced in Note 26 to the Consolidated Financial Statements, Contingencies and Commitments, Environmental Matters, Remediation Projects, Projects with Ongoing Study and Scope Development. See Note 5 to the Consolidated Financial Statements for further details regarding U. S. Steel's purchase of UPI.

Cherryvale, KS Zinc

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. (SSB) entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation of the site proper was essentially completed in 2007. The Consent Order was amended on May 3, 2013, to require investigation (but not remediation) of potential contamination beyond the boundary of the former zinc smelting operation. On November 22, 2016, KDHE approved a State Cooperative Final Agency Decision Statement that identified the remedy selected to address potential contamination beyond the boundary of the former zinc smelting site. The Removal Action Design Plan was approved during the second quarter of 2018. The Waste Deposition Area design and the Interim Risk Management Plan (which includes institutional controls) were approved by KDHE during the fourth quarter of 2018. An amended consent order for remediation was signed in May 2019 and a remediation contract was executed in June 2019. Remediation work is now underway and is projected to continue through 2022. U. S. Steel has an accrued liability of approximately $3 million as of December 31, 2021, for our estimated share of the cost of remediation.

Fairfield Works

A consent decree was signed by U. S. Steel, the U.S EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) in December 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management, with the approval of the U.S. EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. While work continues on different aspects of the program, there has been no material change in the status of the project during the twelve months ended December 31, 2021. In total, the accrued liability for remaining work under the Corrective Action Program, was approximately $229,000 at December 31, 2021. Significant additional costs associated with this site are possible and are referenced in Note 26 to the Consolidated Financial Statements “Contingencies and Commitments, Environmental Matters, Remediation Projects, Projects with Ongoing Study and Scope Development.”

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

On December 24, 2018, U. S. Steel's Clairton Plant experienced a fire, affecting portions of the facility involved in desulfurization of the coke oven gas generated during the coking process. With the desulfurization process out of operation as a result of the of the fire, U. S. Steel was not able to certify compliance with Clairton Plant’s Title V permit levels for sulfur emissions. U. S. Steel promptly notified ACHD, which has regulatory jurisdiction for the Title V permit, and updated the ACHD regularly on efforts to mitigate any potential environmental impacts until the desulfurization process was returned to normal operations. Of the approximately 2,400 hours between the date of the fire and April 4, 2019, when the Company resumed desulfurization, there were ten intermittent hours where average SO2 emissions exceeded the hourly NAAQS for SO2 at the Allegheny County regional air quality monitors located in Liberty and North Braddock boroughs which are near U. S. Steel's Mon Valley Works facilities. On February 13, 2019, PennEnvironment and Clean Air Council, both environmental, non-governmental organizations, sent U. S. Steel a 60-day notice of intent to sue letter pursuant to the CAA. The letter alleged Title V permit violations at the Clairton, Irvin, and Edgar Thomson facilities as a result of the December 24, 2018 Clairton Plant fire. The 60-day notice letter also alleged that the violations caused adverse public health and welfare impacts to the communities surrounding the Clairton, Irvin, and Edgar Thomson facilities. PennEnvironment and Clean Air Council subsequently filed a Complaint in Federal Court in the Western District of Pennsylvania on April 29, 2019 to which U. S. Steel has responded. On May 3, 2019, ACHD filed a motion to intervene in the lawsuit which was granted by the Court. On June 25, 2019, ACHD filed its Complaint in Intervention, seeking injunctive relief and civil penalties regarding the alleged Permit violations following the December 24, 2018 fire. Fact and Expert discovery has been completed, and pre-trial motion briefing has been submitted to the Court.

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

Item 4. MINE SAFETY DISCLOSURE

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-K.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The executive officers of U. S. Steel and their ages as of February 1, 2022, are as follows:

Name	Age	Title	Executive Officer Since
Christine S. Breves	65	Senior Vice President & Chief Financial Officer	April 27, 2017
Daniel R. Brown	49	Senior Vice President - Advanced Technology Steelmaking & Chief Operating Officer - Big River Steel Works	February 1, 2022
James E. Bruno	56	Senior Vice President - European Solutions and President - USSK	December 1, 2014
Scott D. Buckiso	54	Senior Vice President and Chief Manufacturing Officer North American Flat-Rolled	May 31, 2015
David B. Burritt	66	President & Chief Executive Officer	September 1, 2013
Richard L. Fruehauf	54	Senior Vice President and Chief Strategy & Sustainability Officer	March 1, 2019
Manpreet S. Grewal	42	Vice President & Controller	March 30, 2020
Duane D. Holloway	49	Senior Vice President, General Counsel and Chief Ethics & Compliance Officer	April 16, 2018
Kenneth E. Jaycox	54	Senior Vice President and Chief Commercial Officer	September 28, 2020
A. Barry Melnkovic	64	Senior Vice President and Chief Human Resources Officer	March 1, 2018

Ms. Breves and Messrs. Brown, Bruno, Buckiso, Burritt and Fruehauf have held responsible management or professional positions with U. S. Steel or its subsidiaries for more than the past five years. Prior to joining U. S. Steel in 2020 Mr. Jaycox served as Vice President, Transformation at Sysco Corporation where during his seven-year tenure, he progressed through a series of executive responsibilities including transformation, sales development and support, and revenue management. Prior to joining U. S. Steel in 2020 Mr. Grewal served as vice president, business finance, controller, and chief accounting officer at Covanta since February 2017. Prior to Covanta, Mr. Grewal spent fourteen years at Johnson Controls Incorporated (formerly Tyco International) in increasingly responsible roles, including internal audit, accounting, controllership, and financial planning and analysis. Prior to joining U. S. Steel in 2018, Mr. Holloway served as executive vice president and general counsel at Ascena Retail Group Inc. During his time at Ascena, Mr. Holloway served as global chief legal, compliance, sustainability and diversity officer. Prior to his work at Ascena, Mr. Holloway served as vice president and deputy general counsel for CoreLogic Inc., the leading global residential property information, analytics and data-enabled solutions provider. Prior to joining U. S. Steel in 2017, Mr. Melnkovic served as executive vice president and chief human capital officer, labor relations, diversity and lean enterprise solutions for National Railroad Passenger Corporation / Amtrak.

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

As of February 7, 2022, there were 11,092 registered holders of U. S. Steel common stock.

The Board of Directors currently intends to declare and pay dividends on shares of U. S. Steel common stock based on the financial condition and results of operations of U. S. Steel out of legally available funds and in accordance with the requirements set forth by applicable law. Quarterly dividends were declared by U. S. Steel in 2021 in the amount of $0.01 per share in the first, second and third quarters and $0.05 per share in the fourth quarter. Quarterly dividends were declared by U. S. Steel in 2020 in the amount of $0.01 per share.

Purchases of Equity Securities by the Issuer and the Affiliated Purchasers

On October 25, 2021, the Board of Directors authorized a $300 million stock repurchase program. Approximately $150 million of common stock was repurchased in 2021, as shown below. On January 24, 2022, the Board of Directors authorized an additional $500 million under the stock repurchase program. Approximately $53 million of common stock was repurchased in January 2022, and there is currently approximately $597 million remaining under the current authorizations.

Share repurchase activity under the Company's stock repurchase program during the three months ended December 31, 2021 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs in effect at December 31, 2021 (a)
October 1 - 31, 2021	—	$—	—	$—
November 1 - 30, 2021	—	$—	—	$—
December 1 - 31, 2021	6,556,855	$22.867	6,556,855	$150,000,000
Quarter ended December 31, 2021	6,556,855	$22.867	6,556,855	$150,000,000
(a) On October 25, 2021, the Board of Directors authorized a stock repurchase program to repurchase up to $300 million of our outstanding common stock at the discretion of management. The Company’s stock repurchase program does not obligate it to acquire any specific number of shares. Under this program, the shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending upon market conditions.

Stockholder Return Performance

The graph below compares the yearly change in cumulative total stockholder return of our common stock with the cumulative total return of the Standard & Poor’s (S&P) 500 Stock Index and the S&P 600 Steel Index.

Comparison of Cumulative Total Return
on $100 Invested in U. S. Steel Stock on December 31, 2016
vs
S&P 500 and S&P 600 Steel Index

U.S. Steel
S&P 500
S&P 600 Steel Index
300
250
200
150
100
50
0
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021

For information on securities authorized for issuance under our equity compensation plans, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Unregistered Sales of Equity Securities

U. S. Steel had no sales of unregistered equity securities during the period covered by this report.

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes that appear elsewhere in this document. Please refer to Item 7 of our 2020 Form 10-K for further discussion and analysis of our 2019 financial condition and results of operations.

Overview

Following a challenging 2020 where our business was significantly, adversely impacted by pandemic-related customer slowdown, in 2021, we rebounded sharply, and adeptly responded to significantly increased demand from customers, resuming and accelerating production. Steel prices rose significantly for much of 2021 and demand remained high. Increased earnings in 2021 allowed us to repay a meaningful amount of debt, and strengthen the balance sheet to enable strategic capital investment in furtherance of our Best for AllSM strategy.

U. S. Steel's results in 2021 benefited from significantly improved business conditions compared to the previous year's COVID-19 pandemic induced market challenges in each of the Company's four reportable segments:

•North American Flat-Rolled (Flat-Rolled): Flat-Rolled results improved due to higher steel demand across most industries as consumer demand recovered during the first full year of COVID-19 recovery, pushing both spot and contract prices higher throughout much of the year.

•Mini Mill: Mini Mill results were added in the first quarter of 2021 with the acquisition of Big River Steel on January 15, 2021.

•U. S. Steel Europe (USSE): USSE results improved due to stronger performance of the manufacturing and construction sectors and higher selling prices though continued high levels of imports persist.

•Tubular Products (Tubular): Tubular results improved from the realized benefits of rounds being in-sourced from our electric arc furnace and the steady increase of drilling activity even though continued high levels of tubular imports persist.

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

Goodwill and intangible assets – Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment testing annually, or more frequently if events or changes in circumstances indicate the asset might be impaired. Goodwill is tested for impairment at the reporting unit level annually in the fourth quarter.

The goodwill impairment test compares carrying values of the reporting units to their estimated fair values. If the carrying value exceeds the fair value then the carrying value is reduced to fair value. In developing our estimates for the fair value of our reporting units and unamortized intangible assets, significant judgment is required in the determination of the appropriateness of using a qualitative assessment or quantitative assessment. For the quantitative assessments that are performed, fair value is primarily based on the income approach using a discounted cash flow method, which have significant assumptions including sales growth rates, projected earnings, terminal growth rates and discount rates. Such assumptions are subject to variability from year to year and are directly impacted by, among other things, global market conditions.

Our mini mill reporting unit holds the goodwill recognized as a result of the Company's acquisition of Big River Steel, and is our only reporting unit that has a significant amount of goodwill. This goodwill is primarily attributable to Big River Steel's operational abilities, workforce and the anticipated benefits from their recent expansion. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and are tested for impairment when events occur that indicate that the net book value will not be recovered over future cash flows.

The evaluation of impairment involves using either a qualitative or quantitative approach as outlined in Accounting Standards Codification (ASC) Topic 350, Intangibles - Goodwill and Other. U. S. Steel completed its annual goodwill impairment evaluation using a qualitative analysis during the fourth quarter of 2021 and determined there was no indication of impairment.

If business conditions deteriorate or other factors have an adverse effect on our qualitative and quantitative estimates, inclusive of discounted future cash flows or assumed growth rates, or if we experience a sustained decline in our market capitalization, future assessments of goodwill for impairment may result in impairment charges.

Intangible assets with indefinite lives are also subject to at least annual impairment testing, which compares the fair value of the intangible assets with their carrying amounts. U. S. Steel has determined that certain of its acquired intangible assets have indefinite useful lives. These assets are also reviewed for impairment annually in the fourth quarter and whenever events or circumstances indicate the carrying value may not be recoverable. U. S. Steel completed its evaluation of its indefinite lived water rights and other indefinite lived intangible assets during 2021 and determined there was no indication of impairment.

Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. During the fourth quarter of 2021, U. S. Steel completed a review of its identifiable intangible assets with finite lives and determined that the assets were not impaired.

Business combinations – We account for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, which requires an allocation of the consideration we paid to the identifiable assets, intangible assets and liabilities based on the estimated fair values as of the closing date of the acquisition. The excess of the fair value of the purchase price over the fair values of these identifiable assets, intangible assets and liabilities is recorded as goodwill.

Purchased intangibles are initially recognized at fair value and amortized over their useful lives unless those lives are determined to be indefinite. The valuation of acquired assets will impact future operating results. The fair value of identifiable intangible assets is determined using an income approach on an individual asset basis. Specifically, we use the multi-period excess earnings method to estimate the fair value of the customer relationships intangible asset. Determining the fair value of the customer relationships intangible asset involves significant judgements and assumptions, including expected realized price, base year metallic costs, contributory asset charges, and customer attrition rate.

Inventories – Inventories are carried at the lower of cost or market for last-in, first-out (LIFO), moving average and first-in, first-out (FIFO) method inventories. The predominant method of inventory costing for Flat-Rolled and Tubular is LIFO. The Mini Mill segment uses a moving average costing method to account for semi-finished and finished products and FIFO for raw materials. FIFO is the predominant inventory costing method used by the USSE segment. The LIFO method of inventory costing was used on 46 percent and 59 percent of consolidated inventories at December 31, 2021 and 2020, respectively. Since the LIFO inventory valuation methodology is an annual calculation, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by estimating the year-end inventory amounts. The projections of annual LIFO inventory amounts are updated quarterly. Changes in U.S. GAAP rules or tax law, such as the elimination of the LIFO method of accounting for inventories, could negatively affect our profitability and cash flow.

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

U. S. Steel’s investment strategy for its U.S. pension and Other Benefits plan assets provides for a diversified mix of high quality bonds, public equities and selected smaller investments in private equities, private credit, timber and mineral interests. For its U.S. pension, U. S. Steel has a target allocation for plan assets of 50 percent in corporate bonds, government bonds and mortgage, private credit, and asset-backed securities. The balance is invested in equity securities, timber, private equity and real estate partnerships. U. S. Steel believes that returns on equities over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds tend to offset some of the short-term volatility of stocks. Both equity and fixed-income investments are made across a broad range of industries and companies

(both domestic and foreign) to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel will use a 6.90 percent assumed rate of return on assets for the development of net periodic cost for the main defined benefit pension plan in 2022. Actual returns since the inception of the plan have exceeded this 6.90 percent rate and while recent annual returns have been volatile, it is U. S. Steel’s expectation that rates will achieve this level in future periods.

On November 8, 2021, U. S. Steel entered into a commitment agreement with Banner Life Insurance Company and William Penn Life Insurance Company of New York (the “Insurers”) and State Street Global Advisors Trust Company, as independent fiduciary to the United States Steel Corporation Plan for Employee Pension Benefits (Revision of 2003), where U. S. Steel will purchase group annuity contracts that will transfer approximately $284 million of its pension plan obligations to the Insurers. The purchase of the group annuity contracts will be funded directly by the assets of the pension plan. The purchase results in the transfer of administrative and benefit-paying responsibilities for approximately 17,800 U.S. retirees and beneficiaries to the Insurers. The Insurers will begin paying benefits for certain retirees and beneficiaries in the Plan on January 1, 2022. There will be no change to the pension benefits for any retirees and beneficiaries as a result of the transaction. As a result of the transaction, the Corporation recognized a non-cash pension settlement charge of approximately $93 million.

For its Other Benefits plan, U. S. Steel is employing a liability driven investment strategy. The plan assets are allocated to match the plan cash flows with maturing investments. To achieve this strategy, U. S. Steel has a target allocation for plan assets of 72 percent in fixed income and private credit. The balance is primarily invested in equity securities, timber, private equity and real estate partnerships. U. S. Steel will use a 4.50 percent assumed rate of return on assets for the development of net periodic cost for its Other Benefit plans for 2022. The 2022 assumed rate of return was updated after a review of capital market forecasted returns based on target allocations. As a result, the expected asset return for 2022 was increased to 4.50 percent from the rate of return used for 2021 domestic net periodic benefit cost of 4.25 percent.

The expected long-term rate of return on plan assets is applied to the market value of assets as of the beginning of the period less expected benefit payments and considering any planned contributions.

To determine the discount rate used to measure our pension and Other Benefit obligations for U.S. plans we utilize a bond matching approach to select specific bonds that would satisfy our projected benefit payments. At December 31, 2021, the weighted average discount rate used for our pension and Other Benefit obligations was determined to be 3.01 percent and 3.11 percent, respectively, compared to the weighted average discount rate used of 2.72 percent and 2.80 percent, respectively, at December 31, 2020. The discount rate reflects the current rate at which we estimate the pension and Other Benefits liabilities could be effectively settled at the measurement date.

U. S. Steel reviews its actual historical rate experience and expectations of future health care cost trends to determine the escalation of per capita health care costs under U. S. Steel’s benefit plans. Approximately three quarters of our costs for the domestic United Steelworkers (USW) participants’ retiree health benefits in the Company’s main domestic benefit plan are limited to a per capita dollar maximum calculation based on 2006 base year actual costs incurred under the main U. S. Steel benefit plan for USW participants (cost cap). The full effect of the cost cap is expected to be realized around 2028. After 2028, the Company’s costs for a majority of USW retirees and their dependents are expected to remain fixed and as a result, the cost impact of health care escalation for the Company is projected to be limited for this group (See Note 18 to the Consolidated Financial Statements). For measurement of its domestic retiree medical plans where health care cost escalation is applicable, U. S. Steel has assumed an initial escalation rate of 5.75 percent for 2022. This rate is assumed to decrease gradually to an ultimate rate of 4.50 percent in 2029 and remain at that level thereafter.

Net periodic pension benefit cost (credit), including multiemployer plans, is expected to total approximately $(7) million in 2022 compared to $199 million in 2021. Excluding settlement and special termination losses totaling $135 million in 2021, the decrease in net periodic pension benefit cost to credit in 2022 is primarily due to 2021 decreases in amortized losses and service costs. Net periodic other benefit (credit) in 2022 is expected to be approximately $(114) million, compared to $(53) million in 2021. The expected improvement in the 2022 net periodic other benefit (credit) is primarily due to increases in amortized gains and expected return on assets.

The table below projects the incremental effect of a hypothetical one percentage point change in significant assumptions used in determining the funded status and net periodic benefit cost for pension and other benefits:

	Hypothetical Rate Change Increase (Decrease)
(In millions)	1%	(1)%
Expected return on plan assets
Incremental (decrease) increase in:
Net periodic pension and other benefits costs for 2022	$(72)	$72
Discount rate
Incremental (decrease) increase in:
Net periodic pension and other benefits costs for 2022	$(29)	$13
Pension & other benefits obligations at December 31, 2021	$(622)	$744

Changes in the assumptions for expected annual return on plan assets and the discount rate used for accounting purposes do not impact the funding calculations used to derive minimum funding requirements for the pension plan. However, the discount rate required for minimum funding purposes is also based on corporate bond related indices and as such, the same general sensitivity concepts as above can be applied to increases or decreases to the funding obligations of the plans assuming the same hypothetical rate changes. (See Note 18 to the Consolidated Financial Statements for a discussion regarding legislation enacted in March of 2021 that impacts the discount rate used for funding purposes.) For further cash flow discussion see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.”

Long-lived assets – U. S. Steel evaluates long-lived assets, primarily property, plant and equipment for impairment whenever changes in circumstances indicate that the carrying amounts of those productive assets exceed their recoverable amount as determined by the asset group's projected undiscounted cash flows. We evaluate the impairment of long-lived assets at the asset group level. Our primary asset groups are Flat-Rolled, Mini Mill, U. S. Steel Europe (USSE), welded tubular, and seamless tubular.

In December of 2021, U. S. Steel decided to permanently idle the steelmaking assets at Great Lakes Works, which had been indefinitely idled since 2020, resulting in an impairment of $128 million for property, plant and equipment. The ironmaking process and the related assets at Great Lakes Works remain indefinitely idled.

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
At June 30, 2021, U. S. Steel determined, based upon weighing all positive and negative evidence, that a full valuation allowance for the domestic deferred tax assets was no longer required. Accordingly, we reversed all of the domestic valuation allowance except for a portion of the domestic valuation allowance related to certain state net operating losses and state tax credits. During the year ended December 31, 2021, we realized a non-cash net benefit of $715 million related to the valuation allowance release, which was partially offset by the addition of a valuation allowance of $82 million, the majority of which relates to an unused capital loss generated in the fourth quarter of 2021. In the future, if we determine that it is more likely than not that we will be able to realize all or a portion of our deferred tax assets, the valuation allowance will be reduced, and we will record a non-cash net benefit to earnings.

At December 31, 2020, after weighing all the positive and negative evidence available to the Company, U. S. Steel determined that it was still more likely than not that the net domestic deferred tax asset (excluding a portion of a deferred tax liability with an indefinite life) may not be realized. As a result, U. S. Steel recorded a $229 million non-cash charge to tax expense.

At the end of both 2021 and 2020, U. S. Steel did not have any undistributed foreign earnings and profits for which U.S. deferred taxes have not been provided.
For further information on income taxes see Note 11 to the Consolidated Financial Statements.
Environmental remediation – U. S. Steel has been identified as a potentially responsible party (PRP) at four sites under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) as of December 31, 2021. Of these, there are three sites where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but where sufficient information is not presently available to confirm the existence of liability or to make a reasonable estimate with respect to any potential liabilities. There are also nine additional sites where U. S. Steel may be liable for remediation costs in excess of $1 million under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share, is frequently dependent upon the outcome of ongoing investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as remediation obligations arise, charges in excess of those previously accrued may be required.
U. S. Steel's accrual for environmental liabilities for U.S. and international facilities as of December 31, 2021 and 2020 was $158 million and $146 million, respectively. These amounts exclude liabilities related to asset retirement obligations, disclosed in Note 19 to the Consolidated Financial Statements.
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
For discussion of relevant environmental items, see “Part I. Item 3. Legal Proceedings—Environmental Proceedings.”
Segments

U. S. Steel has four reportable segments: North American Flat-Rolled (Flat-Rolled), Mini Mill, U. S. Steel Europe (USSE) and Tubular Products (Tubular). For further description of segment operations and information see Item 1 Segments and Note 4 to the Consolidated Financial Statements, respectively.

Net Sales

Total Net Sales
Millions of Dollars
$25,000
$20,000
$15,000
$10,000
$5,000
$12,937
$9,741
$20,275
2019
2020
2021
Total Net Sales

Net Sales by Segment

Net sales by segment for the years ended December 31, 2021 and 2020 are set forth in the following table:

	Years Ended December 31,
(Dollars in millions, excluding intersegment sales)	2021	2020	% Change
Flat-Rolled Products (Flat-Rolled)	$12,180	$7,071	72%
Mini Mill (a)	3,008	—	n/a
U. S. Steel Europe (USSE)	4,262	1,967	117%
Tubular Products (Tubular)	789	639	23%
Total sales from reportable segments	$20,239	$9,677	109%
Other	36	64	(44)%
Net sales	$20,275	$9,741	108%
(a) Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments is set forth in the following table:

Year Ended December 31, 2021 versus Year Ended December 31, 2020
	Steel Products(a)
	Volume	Price	Mix	FX(b)	Other(c)	Net Change
Flat-Rolled	3%	58%	1%	—%	10%	72%
Mini Mill	n/a	n/a	n/a	n/a	n/a	n/a
USSE	40%	75%	(4)%	6%	—%	117%
Tubular	(4)%	24%	4%	—%	(1)%	23%
(a) Excludes intersegment sales.
(b) Foreign currency translation effects.
(c) Primarily sales of raw materials and coke making by-products.
Net sales for the twelve months ended December 31, 2021 compared to the same period in 2020 were $20,275 million and $9,741 million, respectively.
•For the Flat-Rolled segment the increase in sales primarily resulted from higher average realized prices ($454 per ton) across all products and increased shipments (307 thousand tons) primarily for cold-rolled products.
•For the USSE segment the increase in sales primarily resulted from higher average realized prices ($340 per net ton) and increased shipments (1,261 thousand tons) across most products.
•For the Tubular segment the increase in sales primarily resulted from higher average realized prices ($425 per net ton) for seamless products.

Operating Expenses

Union profit-sharing costs

	Year Ended December 31,
(Dollars in millions)	2021	2020
Allocated to segment results	$430	$—

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

Defined benefit and multiemployer pension plan costs included in cost of sales totaled $128 million in 2021 and $127 million in 2020.

Other benefit service cost included in cost of sales totaled $11 million in 2021 and $12 million in 2020.

Costs related to defined contribution plans totaled $45 million in 2021 and $22 million in 2020. The increase in 2021 from the prior year primarily resulted from the suspension of the Company's contributions for salaried defined contribution plans for a portion of 2020.

Selling, general and administrative expenses

Selling, general and administrative expenses were $426 million in 2021 and $277 million in 2020. The increase in 2021 from the prior year primarily resulted from the addition of Big River Steel with the purchase of its remaining equity interest and increased profit based payments.

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

Idled Operations

In December 2019, U. S. Steel announced that it would indefinitely idle a significant portion of Great Lakes Works due to market conditions including continued high levels of imports. The Company began idling the iron and steelmaking facilities in March 2020 and the hot strip mill rolling facility in June 2020. In December 2021, the Company permanently idled the steelmaking operations at Great Lakes Works, resulting in a non-cash impairment of $128 million. The carrying value of the remaining Great Lakes Works indefinitely idled facilities was approximately $160 million as of December 31, 2021.

In 2020, we took actions to adjust our footprint by idling certain operations to better align production with customer demand and respond to the impacts from the COVID-19 pandemic. The operations that were initially idled in 2020 and remained idle as of December 31, 2021 included:
•Blast Furnace A at Granite City Works
•Lone Star Tubular Operations
•Lorain Tubular Operations
•Wheeling Machine Products coupling production facility at Hughes Springs, Texas

As of December 31, 2021 the carrying value of the idled fixed assets for facilities noted above was: Granite City Works Blast Furnace A, $60 million; Lone Star Tubular Operations, $5 million; Lorain Tubular Operations, $70 million and Wheeling Machine Product's production facility, immaterial.

Depreciation, depletion and amortization
Depreciation, depletion and amortization expenses were $791 million in 2021 and $643 million in 2020. The increase in 2021 from the prior year is primarily due to the acquisition of Big River Steel.

Earnings from investees

Earnings from investees was $170 million in 2021 versus loss from investees of $117 million in 2020. The increase in 2021 from the prior year is primarily due to current year earnings from our PRO-TEC joint venture and prior year losses from our investment in Big River Steel.

Restructuring and Other Charges
During 2021, the Company recorded restructuring and other charges of $128 million, which consists of charges of $29 million for Great Lakes Works, charges of approximately $89 million related to the planned sale of a component within the Flat-Rolled segment and $10 million for environmental related charges at other facilities.

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

Earnings (loss) before interest and income taxes by segment (a)	Year Ended December 31,
(Dollars in Millions)	2021	2020
Flat-Rolled	$2,630	$(596)
Mini Mill (a)	1,206	$—
USSE	975	9
Tubular	1	(179)
Total earnings (loss) from reportable segments	4,812	(766)
Other	$(11)	(39)
Segment earnings (loss) before interest and income taxes	4,801	(805)
Other items not allocated to segments:
Restructuring and other charges (b)	(128)	(138)
Asset impairment charges (c)	(273)	(287)
Big River Steel - acquisition-related items	(35)	(3)
Losses (gains) on assets sold & previously held investments	118	170
Gain on sale of Transtar (d)	506	—
Environmental remediation charge	(43)	—
Other items	—	(12)
Total earnings (loss) before interest and income taxes	$4,946	$(1,075)
(a) See Note 4 to the Consolidated Financial Statements for reconciliations and other disclosures required by ASC Topic 280, Segment Reporting.
(b) Included in restructuring and other charges on the Consolidated Statements of Operations. See Note 25 to the Consolidated Financial Statements for further details.
(c) See Note 1 to the Consolidated Financial Statements for further details.
(d) See Note 5 to the Consolidated Financial Statements for further details.

Gross Margin by Segment	Year Ended December 31,
	2021	2020
Flat-Rolled	27%	1%
Mini Mill	47%	—%
USSE	26%	7%
Tubular	7%	(20)%

Segment results for Flat-Rolled

	Year ended December 31,		% Change
	2021	2020
Earnings (loss) before interest and taxes ($ millions)	$2,630	$(596)	nm
Gross margin	27%	1%	26%
Raw steel production (mnt)	9,881	9,313	6%
Capability utilization	58%	55%	3%
Steel shipments (mnt)	9,018	8,711	4%
Average realized steel price per ton	$1,172	$718	63%

The Flat-Rolled segment had earnings of $2,630 million for the year ended December 31, 2021 compared to a loss of $596 million for the year ended December 31, 2020. Despite low priced imports Flat-Rolled results for 2021 compared to 2020 increased primarily due to:
•increased average realized prices (approximately $4,025 million)
•increased shipments (approximately $20 million)
•increased mining sales (approximately $265 million)
•increased coke sales (approximately $75 million),
this change was partially offset by:
•higher raw material costs (approximately $240 million)
•increased operating costs (approximately $55 million)
•higher energy costs (approximately $85 million)
•increased substrate purchases (approximately $80 million)
•higher other costs, primarily variable compensation (approximately $700 million).

Gross margin for 2021 as compared to 2020 increased primarily as a result of higher average realized prices.

Segment results for Mini Mill (a)

	Year ended December 31,		% Change
	2021	2020
Earnings (loss) before interest and taxes ($ millions)	$1,206	$—	n/a
Gross margin	47%	—%	n/a
Raw steel production (mnt)	2,688	—	n/a
Capability utilization	81%	—%	n/a
Steel shipments (mnt)	2,230	—	n/a
Average realized steel price per ton	$1,314	$—	n/a
(a) Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.

Segment results for USSE

	Year ended December 31,		% Change
	2021	2020
Earnings before interest and taxes ($ millions)	$975	$9	nm
Gross margin	26%	7%	19%
Raw steel production (mnt)	4,931	3,366	46%
Capability utilization	99%	67%	32%
Steel shipments (mnt)	4,302	3,041	41%
Average realized steel price per ton	$966	$626	54%

The USSE segment had earnings of $975 million for the year ended December 31, 2021 compared to earnings of $9 million for the year ended December 31, 2020. The increase in USSE results in 2021 compared to 2020 was primarily due to:
•increased average realized prices (approximately $1,440 million)
•increased shipments, including volume efficiencies (approximately $160 million)
•strengthening of the Euro versus the U.S. dollar (approximately $50 million), these changes were partially offset by:
•higher raw material costs (approximately $575 million)
•increased operating costs (approximately $40 million)
•higher energy costs (approximately $45 million)
•higher other costs, primarily variable compensation accruals (approximately $25 million).

Gross margin for 2021 as compared to 2020 increased primarily as a result of higher average realized prices and sales volume.

Segment results for Tubular

	Year ended December 31,		% Change
	2021	2020
Earnings (loss) before interest and taxes ($ millions)	$1	$(179)	nm
Gross margin	7%	(20)%	27%
Raw steel production (mnt)	464	16	2,800%
Capability utilization	52%	7%	45%
Steel shipments (mnt)	444	464	(4)%
Average realized steel price per ton	$1,696	$1,271	33%

The Tubular segment had earnings of $1 million for the year ended December 31, 2021 compared to a loss of $179 million for the year ended December 31, 2020. Despite low price imports Tubular results in 2021 as compared to 2020 increased primarily due to:
•increased average realized prices (approximately $180 million)
•lower operating costs, including operating efficiencies (approximately $35 million)
•lower other costs, primarily idled plant carrying costs, (approximately $30 million), these changes were partially offset by:

•higher raw material costs (approximately $30 million)
•higher energy costs (approximately $25 million)
•increased operating costs (approximately $10 million)
Gross margin for 2021 as compared to 2020 increased primarily as a result of significantly higher average realized prices and positive cost improvements from the new EAF and plant idlings.
Results for Other

The Other category had a loss of $11 million for the year ended December 31, 2021 compared to loss of $39 million for the year ended December 31, 2020.

Net Interest and Other Financial Costs

	Year Ended December 31,
(Dollars in millions)	2021	2020
Interest expense	313	280
Interest income	(4)	(7)
Loss on debt extinguishment	292	—
Other financial costs (benefits)	46	(16)
Net periodic benefit income	(45)	(25)
Net interest and other financial costs	$602	$232

Net interest and other financial costs increased in 2021 compared to 2020 primarily from the loss on debt extinguishment from our significant reduction of debt and from the increase in other financial costs as a result of the elimination in the current year of the favorable impacts from Big River Steel (BRS) put and call option mark-to-market impacts that appeared in the prior year. The exercise of the U. S. Steel Call Option on December 8, 2020 legally extinguished the Big River Steel put and call options. For additional information on U. S. Steel indebtedness see Note 17 to the Consolidated Financial Statements

For additional information on U. S. Steel’s foreign currency exchange activity see Note 16 to the Consolidated Financial Statements and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk.”

Income Tax

The income tax expense for the year ended December 31, 2021 was $170 million compared to an income tax benefit of $142 million in 2020.

At June 30, 2021, U. S. Steel determined, based upon weighing all positive and negative evidence available to the Company, that a full valuation allowance for the domestic deferred tax assets was no longer required. Accordingly, we reversed all of the domestic valuation allowance except for a portion of the domestic valuation allowance related to certain state net operating losses and state tax credits. That determination was based, in part, on U. S. Steel’s cumulative income from the past three years and projections of income in future years.

As of December 31, 2021, the valuation allowance release resulted in a $715 million non-cash net benefit, which was partially offset by the addition of a valuation allowance of $82 million, the majority of which relates to an unused capital loss generated in the fourth quarter of 2021.

The tax benefit for 2020 includes a $138 million benefit related to recording a loss from continuing operations and income from other comprehensive income categories.

For further information on income taxes see Note 11 to the Consolidated Financial Statements.

Net earnings/(loss) attributable to U. S. Steel

Net earnings attributable to U. S. Steel in 2021 was $4,174 million compared to net loss of $1,165 million in 2020. The changes primarily reflected the factors discussed above.

Liquidity and Capital Resources

Cash Flows and Capital Requirements

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $4,090 million in 2021 compared to $138 million in 2020. The increase in 2021 compared to 2020 was primarily due to stronger financial results, partially offset by changes in working capital. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.

Our cash conversion cycle improved by 1 day in the fourth quarter of 2021 from the fourth quarter of 2020 as shown below:

Cash Conversion Cycle	2021		2020
	$ millions	Days	$ millions	Days
Accounts receivable, net (a)	$2,089	37	$994	38

+ Inventories (b)	$2,210	51	$1,402	54

- Accounts Payable and Other Accrued Liabilities (c)	$2,684	65	$1,861	68

= Cash Conversion Cycle (d)		23		24
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

The last-in, first-out (LIFO) inventory method is the predominant method of inventory costing for our Flat-Rolled and Tubular segments. The first-in, first-out (FIFO) and moving average methods are the predominant inventory costing methods for our Mini Mill segment and the FIFO method is the predominant inventory costing method for our USSE segment. In the U.S., management monitors the inventory realizability by comparing the LIFO cost of inventory with the replacement cost of inventory. To the extent the replacement cost (i.e., market value) of inventory is lower than the LIFO cost of inventory, management will write the inventory down. As of December 31, 2021 and 2020, the replacement cost of the inventory was higher by approximately $896 million and $848 million, respectively.

Net cash provided by operating activities for 2021 and 2020 reflects employee benefits payments as shown in the following table.

Benefits Payments for Employees	Year Ended December 31,
(Dollars in millions)	2021	2020
Other employee benefits payments not funded by trusts	$46	$46
Payments to a multiemployer pension plan	75	76
Pension related payments not funded by trusts	11	7
Reductions in cash flows from operating activities	$132	$129

Net Cash Used in Investing Activities

Net cash used in investing activities was $840 million in 2021 compared to $563 million in 2020. The increase in 2021 compared to 2020 was primarily due to increased capital expenditures and the acquisition of Big River Steel partially offset by proceeds from the sale of Transtar.

Capital expenditures in 2021 were $863 million compared to $725 million in 2020.

Total capital expenditures for 2021 were $863 million. Flat-Rolled capital expenditures were $422 million and included spending for Endless Casting and Rolling, Gary Hot Strip Mill upgrades, mining equipment, and various other infrastructure, environmental and strategic projects. Mini Mill capital expenditures were $331 million and primarily included spending for Phase II expansion. Mini Mill segment capital expenditures include $144 million of capital expenditures for a new mill under construction in Osceola, Arkansas. USSE capital expenditures of $57 million consisted of spending for BF Stove, Degasser improvements, Dynamo line and various other infrastructure and environmental projects. Tubular capital expenditures were $51 million and included spending for the Fairfield Electric Arc Furnace (EAF) project, and various other infrastructure and environmental projects.

Net Cash used in Financing Activities

Net cash used in financing activities was $2,747 million for the twelve months ended December 31, 2021 compared to net cash provided by financing activities of $1,581 million for the same period in 2020. The net cash used in financing activities for the twelve months ended December 31, 2021 was primarily due to the repayment of debt and common stock repurchases, partially offset by the issuance of common stock.

Debt Financing

In 2021, U. S. Steel made payments of debt and redemption premiums of approximately $3.4 billion. The following is a summary of debt repayments for our Senior Secured Notes, Senior Notes and other debt obligations made during the twelve months ended December 31, 2021:

		Twelve Months Ended December 31, 2021
Debt Instrument (in Millions)	Date	Debt Extinguished
Arkansas Teacher Retirement System Notes Payable	Fourth quarter 2021	$106
Environmental Revenue Bonds (U. S. Steel)	Fourth quarter 2021	70
Finance leases and all other obligations (e)	Fourth quarter 2021	46
6.250% Senior Notes due 2026 (d)	Fourth quarter 2021	230
6.250% Senior Notes due 2026 (a)	Third quarter 2021	370
6.875% Senior Notes due 2025 (a)	Third quarter 2021	718
6.625% 2029 Senior Secured Notes (a)	Third quarter 2021	180
6.250% Senior Notes due 2026	Second quarter 2021	18
6.875% Senior Notes due 2025	Second quarter 2021	14
12.000% 2025 Senior Secured Notes (b)	First quarter 2021	1,056
6.875% Senior Notes due 2025	First quarter 2021	18
6.250% Senior Notes due 2026	First quarter 2021	32
Environmental Revenue Bonds (U. S. Steel)	First quarter 2021	89
Export-Import Credit Agreement (c)	First quarter 2021	180
Total		$3,127
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

(d) There were redemption premiums and unamortized discount and debt issuance write-offs of approximately $7 million and $2 million, respectively, related to the repayment.
(e) Includes BRS Mortgage, Fairfield Caster Lease, and BRS Stonebriar Financing; extinguishment costs associated with this debt was immaterial.

Certain of our credit facilities, including the Credit Facility Agreement, the Big River Steel ABL Facility, the USSK Credit Agreement and the Export Credit Agreement, contain standard terms and conditions including customary material adverse change clauses. If a material adverse change was to occur, our ability to fund future operating and capital requirements could be negatively impacted.

We assumed additional indebtedness in connection with the acquisition of Big River Steel on January 15, 2021. Most of Big River Steel’s prior financing arrangements were secured transactions, with many of the assets of BRS Intermediate Holdings LLC, Big River Steel LLC and BRS Finance Corp. used as collateral. Until we repay the debt owed under these debt arrangements, including the 2029 Senior Secured Notes with $720 million outstanding as of December 31, 2021, we will remain subject to the restrictive terms of these borrowings. See Note 17 to the Consolidated Financial Statements for further details.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $216 million of liquidity sources for financial assurance purposes as of December 31, 2021. Increases in certain of these commitments which use collateral are reflected within cash, cash equivalents and restricted cash on the Consolidated Statement of Cash Flows.

The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $7 million at December 31, 2021. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

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

Share Repurchases

On October 25, 2021, the Board of Directors authorized stock repurchase programs under which up to $300 million of the Company's outstanding common stock may be acquired at the discretion of management. In January 2022, the Board of Directors expanded the repurchase authorization by $500 million. During 2021, U. S. Steel repurchased $150 million of common stock under the stock repurchase program. Approximately $53 million of common stock was repurchased in January 2022. See Note 27 to the Consolidated Financial Statements, “Common Stock Issued and Repurchased” for further details.

Issuances of Stock

In February 2021, U. S. Steel issued 48.3 million shares of common stock for net proceeds of approximately $790 million.

Capital Requirements

Our major cash requirements in 2022 are expected to be for capital expenditures, including strategic priorities, employee benefits and operating costs, which includes purchases of raw materials. We ended 2021 with $2,522 million of cash and cash equivalents and $4,971 million of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.

Capital expenditures for 2022 are expected to total approximately $2.3 billion which are focused largely on strategic projects, as well as continued reinvestment in our equipment to improve our operating reliability and efficiency, and product quality and cost by focusing on investments in our Flat-Rolled and Mini Mill segments.

U. S. Steel’s contractual commitments to acquire property, plant and equipment at December 31, 2021, totaled $1,483 million.

Liquidity

The following table summarizes U. S. Steel’s liquidity as of December 31, 2021:

(Dollars in millions)
Cash and cash equivalents	$2,522
Amount available under Credit Facility Agreement	1,746
Amount available under Big River Steel - Revolving Line of Credit	350
Amounts available under USSK Credit Agreement and USSK Credit Facility	353
Total estimated liquidity	$4,971

Total Estimated Liquidity at December 31, 2021
Millions of Dollars
$5,000
$4,000
$3,000
$2,000
$1,000
$0
$1,168
$1,985
$2,449
$2,522
2020
2021
Cash
Credit Facilities

As of December 31, 2021, $330 million of the total cash and cash equivalents was held by our foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.

We expect that our estimated liquidity requirements will consist primarily of our 2022 planned strategic and sustaining capital expenditures, working capital requirements, interest expense, and operating costs and employee benefits for our operations after taking into account the footprint actions and cost reductions at our plants and headquarters. Our available liquidity at December 31, 2021 consists principally of our cash and cash equivalents and available borrowings under the Credit Facility Agreement, Big River Steel ABL Facility, USSK Credit Agreement and the USSK Credit Facility. Management continues to evaluate market conditions in our industry and our global liquidity position, and may consider additional actions to further strengthen our balance sheet and optimize liquidity, including but not limited to the repayment or refinancing of outstanding debt and the incurrence of additional debt to opportunistically finance strategic projects. The company may also return excess liquidity to shareholders through share repurchases and dividends from time to time if deemed appropriate by management.

U. S. Steel management believes that U. S. Steel’s liquidity will be adequate to satisfy our obligations for the foreseeable future, including obligations to complete currently authorized capital spending programs. Future requirements for U. S. Steel’s business needs, including the funding of acquisitions and capital expenditures, scheduled debt maturities, repurchase of debt, share buybacks, dividends, contributions to employee benefit plans, and any amounts that may ultimately be paid in connection with contingencies, are expected to be funded by a combination of internally generated funds (including asset sales), proceeds from the sale of stock, borrowings, refinancings and other external financing sources. The following table summarizes the Company's contractual obligations at December 31, 2021, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

(Dollars in millions)
			Payments Due by Period
Contractual Obligations	Total	2022	2023 through 2024	2025 through 2026	Beyond 2026
Debt (including interest) and finance leases(a)	$6,832	$264	$592	$849	$5,127
Operating leases(b)	223	68	86	47	22
Contractual purchase commitments(c)	8,073	5,887	903	579	704
Capital commitments(d)	1,483	1,118	365	—	—
Environmental commitments(d)	158	65	—	—	93
Steelworkers Pension Trust(e)	380	74	151	155	—
Employee related benefits(f)	211	44	85	82	—
Total contractual obligations	$17,360	$7,520	$2,182	$1,712	$5,946

(a) See Note 17 to the Consolidated Financial Statements.
(b) See Note 24 to the Consolidated Financial Statements.
(c) Reflects estimated contractual purchase commitments under purchase orders and “take or pay” arrangements. “Take or pay” arrangements are primarily for purchases of gases and certain energy and utility services.
(d) See Note 26 to the Consolidated Financial Statements.
(e) While it is difficult to make a prediction of cash requirements beyond the term of the 2018 Labor Agreements with the USW, which expire on September 1, 2022, projected amounts shown through 2025 assume the contribution rate per hour included in the 2018 Labor Agreements.
(f) The amounts reflect corporate cash outlays for expected benefit payments to be paid by the Company. (See Note 18 to the Consolidated Financial Statements.) The accuracy of this forecast of future cash flows depends on future medical health care escalation rates and restrictions related to our trusts for retiree healthcare and life insurance (VEBA) that impact the timing of the use of trust assets. Projected amounts have been reduced to reflect withdrawals from the USW VEBA trust available under its agreements with the USW. Due to these factors, it is not possible to reliably estimate cash requirements beyond five years and actual amounts experienced may differ significantly from those shown.

Other Commercial Commitments

The following table summarizes U. S. Steel’s commercial commitments at December 31, 2021, and the effect such commitments could have on our liquidity and cash flows in future periods.

(Dollars in millions)
		Scheduled Reductions by Period
Commercial Commitments	Total	2022	2023 through 2024	2025 through 2026	Beyond 2026
Standby letters of credit(a)	$58	$40	$5	$—	$13	(b)
Surety bonds(a)	103	—	—	—	103	(b)
Funded Trusts(a)	55	—	—	—	55	(b)
Total commercial commitments	$216	$40	$5	$—	$171
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

Environmental Matters

U. S. Steel’s environmental expenditures were as follows:

(Dollars in millions)
	2021	2020	2019
North America:
Capital	$27	$36	$96
Compliance
Operating & maintenance	201	188	213
Remediation(a)	57	37	22
Total North America	$285	$261	$331
USSE:
Capital	$—	$6	$27
Compliance
Operating & maintenance	10	6	10
Remediation(a)	7	5	8
Total USSE	$17	$17	$45
Total U. S. Steel	$302	$278	$376
(a) These amounts include spending charged against remediation reserves, net of recoveries where permissible, but do not include non-cash provisions recorded for environmental remediation.

U. S. Steel’s environmental capital expenditures accounted for 3 percent of total capital expenditures in 2021 and 6 percent in 2020 and 10 percent in 2019.

Environmental compliance expenditures represented 2 percent of U. S. Steel's total costs and expenses in 2021, 2020 and 2019. Remediation spending during 2019 through 2021 was mainly related to remediation activities at former and present operating locations.

For discussion of other relevant environmental items see “Part I, Item 3. Legal Proceedings – Environmental Proceedings.”

The following table shows activity with respect to environmental remediation liabilities for the years ended December 31, 2021 and December 31, 2020. These amounts exclude liabilities related to asset retirement obligations accounted for in accordance with ASC Topic 410. See Note 19 to the Consolidated Financial Statements.

(Dollars in millions)	2021	2020
Beginning Balance	$146	$186
Plus: Additions	43	7
Less: Obligations settled	(31)	(47)
Ending Balance	$158	$146

New or expanded environmental requirements, which could increase U. S. Steel’s environmental costs, may arise in the future. U. S. Steel intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. U. S. Steel’s environmental capital expenditures are expected to be approximately $65 million in 2022, $4 million of which is related to projects at USSE. U. S. Steel's environmental expenditures for 2022 for operating and maintenance and for remediation projects are expected to be approximately $202 million and $74 million, respectively, of which approximately $12 million and $9 million for operating and maintenance and remediation, respectively, is related to USSE. Although, the outcome of pending environmental matters are not estimable at this time, it is reasonably possible that U. S. Steel's environmental capital and operating and maintenance expenditures could materially increase as a result of the future resolution of these matters. Predictions of future environmental expenditures beyond 2022 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies to remediate sites, among other factors.

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

Foreign Currency Exchange Rate Risk

U. S. Steel is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar, particularly the euro. U. S. Steel historically has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. U. S. Steel elected cash flow hedge accounting for euro foreign exchange forwards prospectively effective July 1, 2019. Foreign currency derivative instruments entered into prior to July 1, 2019, were marked-to-market and the resulting gains or losses recognized in the current period in net interest and other financial costs until those contracts matured in July 2020. U. S. Steel had no material open euro forward sales contracts for U.S. dollars that were subject to mark-to-market accounting as of December 31, 2021.

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

U. S. Steel’s market risk strategy has generally been to obtain competitive prices for our products and services and allow operating results to reflect market price movements dictated by supply and demand; however, from time to time U. S. Steel has made forward physical purchases to manage exposure to price risk related to the purchases of natural gas and certain non-ferrous metals used in the production process. As of December 31, 2021, U. S. Steel, through U. S. Steel Europe, had $7 million forward buy contracts for zinc. There were no forward buy contracts for natural gas or any of the other significant raw materials used in the domestic production process.

Interest Rate Risk

U. S. Steel is subject to the effects of interest rate fluctuations on the fair value of certain of our non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in year-end 2021 and 2020 interest rates on the fair value of U. S. Steel’s non-derivative financial instruments is provided in the following table:

(Dollars in millions)	2021		2020
Non-Derivative Financial Instruments(a)	Fair Value(b)	Change in Fair Value(c)	Fair Value(b)	Change in Fair Value(c)
Financial liabilities:
Debt(d)(e)	$4,379	$143	$5,323	$141
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
(c)Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10 percent change in interest rates at December 31, 2021, and 2020, on the fair value of U. S. Steel’s non-derivative financial instruments. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at December 31, 2021, and December 31, 2020.
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

February 11, 2022

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

Internal Control Over Financial Reporting

United States Steel Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of United States Steel Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, United States Steel Corporation conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. On January 15, 2021, the Company acquired the remaining ownership interest in Big River Steel Holdings LLC. As the acquisition occurred in January 2021, the scope of the Company's assessment of the design and operating effectiveness of U. S. Steel’s internal control over financial reporting for the year ended December 31, 2021 excluded this acquired business. The total assets and total revenues excluded from our assessment represented approximately 19% and 15%, respectively, of U. S. Steel's consolidated total assets and total revenue as of and for the year ended December 31, 2021. This exclusion is in accordance with the SEC's staff guidance that an assessment of a recently acquired business may be omitted from the scope of the Company's evaluation of the effectiveness of its internal controls in the year of acquisition. This acquired business will be included in management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2022.

Based on this evaluation, United States Steel Corporation’s management concluded that United States Steel Corporation’s internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of United States Steel Corporation’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
Vice President, Controller & Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of United States Steel Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of United States Steel Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report to Stockholders on Internal Control Over Financial Reporting, management has excluded Big River Steel Holdings LLC (“Big River Steel”) from its assessment of internal control over financial reporting as of December 31, 2021, because it was acquired by the Company in a purchase business combination during 2021. We have also excluded Big River Steel from our audit of internal control over financial reporting. Big River Steel is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 19% and 15%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

Acquisition of Big River Steel - Valuation of Customer Relationship Intangible Asset

As described in Note 5 to the consolidated financial statements, on January 15, 2021, the Company purchased the remaining equity interest in Big River Steel for approximately $625 million. Using step acquisition accounting, the Company increased the value of its previously held equity investment to its fair value of $770 million. As a result of the acquisition, an intangible asset for customer relationships of approximately $413 million was recorded. As disclosed by management, management used the multi-period excess earnings method to estimate the fair value of the customer relationship intangible asset. Determining the fair value of the customer relationship intangible asset involves significant judgments and assumptions, including expected realized price, base year metallic costs, contributory asset charges, and customer attrition rate.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationship intangible asset recognized in connection with the acquisition of Big River Steel is a critical audit matter are (i) the significant judgment by management when determining the fair value of the customer relationship intangible asset; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to the expected realized price, base year metallic costs, contributory asset charges, and customer attrition rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over management's valuation of the acquired customer relationship intangible asset and controls over the development of significant assumptions related to the expected realized price, base year metallic costs, contributory asset charges, and customer attrition rate. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management's process for estimating the fair value of the customer relationship intangible asset; (iii) evaluating the appropriateness of the multi-period excess earnings method; (iv) evaluating the reasonableness of the significant assumptions used by management related to the expected realized price, base year metallic costs, contributory asset charges, and customer attrition rate. Evaluating management's assumptions related to the expected realized price, base year metallic costs, contributory asset charges, and customer attrition rate involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of Big River Steel; (ii) consistency with external market and industry data; and (iii) testing the completeness and accuracy of underlying data used in the method. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company’s valuation method and evaluating the appropriateness of the customer attrition rate assumption.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 11, 2022

We have served as the Company’s auditor since 1903.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2021	2020	2019
Net sales:
Net sales	$18,964	$8,765	$11,506
Net sales to related parties (Note 23)	1,311	976	1,431
Total (Note 6)	20,275	9,741	12,937
Operating expenses (income):
Cost of sales (excludes items shown below)	14,533	9,555	12,082
Selling, general and administrative expenses	426	277	289
Depreciation, depletion and amortization (Notes 13 and 14)	791	643	616
(Earnings) loss from investees (Note 12)	(170)	117	(79)
Gain on sale of Transtar (Note 5)	(506)	—	—
Asset impairment charges (Note 1)	273	263	—
Restructuring and other charges (Note 25)	128	138	275
Gain on equity investee transactions (Note 12)	(111)	(31)	—
Net gains on sale of assets	(7)	(149)	(1)
Other (gains) losses, net	(28)	3	(15)
Total	15,329	10,816	13,167
Earnings (loss) before interest and income taxes	4,946	(1,075)	(230)
Interest expense	313	280	142
Interest income	(4)	(7)	(17)
Loss on debt extinguishment (Note 7)	292	—	—
Other financial costs (benefits)	46	(16)	6
Net periodic benefit (income) cost	(45)	(25)	91
Net interest and other financial costs (Note 7)	602	232	222
Earnings (loss) before income taxes	4,344	(1,307)	(452)
Income tax expense (benefit) (Note 11)	170	(142)	178
Net earnings (loss)	4,174	(1,165)	(630)
Less: Net earnings attributable to noncontrolling interests	—	—	—
Net earnings (loss) attributable to United States Steel Corporation	$4,174	$(1,165)	$(630)
Earnings (loss) per common share (Note 8)
Earnings (loss) per share attributable to United States Steel Corporation stockholders:
— Basic	$15.77	$(5.92)	$(3.67)
— Diluted	$14.88	$(5.92)	$(3.67)

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Net earnings (loss)	$4,174	$(1,165)	$(630)
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments (a)	(78)	68	(22)
Changes in pension and other employee benefit accounts (a)	433	385	573
Changes in derivative financial instruments (a)	23	(22)	(3)
Total other comprehensive income (loss), net of tax	378	431	548
Comprehensive income (loss) including noncontrolling interest	4,552	(734)	(82)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	—
Comprehensive income (loss) attributable to United States Steel Corporation	$4,552	$(734)	$(82)
(a) Related income tax (provision) benefit

Foreign currency translation adjustments	$32	$(16)	$6
Pension and other benefits adjustments	(147)	(123)	(191)
Derivative adjustments	(6)	4	1

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions)	2021	2020
Assets
Current assets:
Cash and cash equivalents (Note 9)	$2,522	$1,985
Receivables, less allowance of $44 and $34	1,968	914
Receivables from related parties (Note 23)	121	80
Inventories (Note 10)	2,210	1,402
Other current assets	331	51
Total current assets	7,152	4,432
Long-term restricted cash (Note 9)	76	130
Investments and long-term receivables, less allowance of $4 and $5 (Note 12)	694	1,177
Operating lease assets (Note 24)	185	214
Property, plant and equipment, net (Note 13)	7,254	5,444
Intangibles, net (Note 14)	519	129
Deferred income tax benefits (Note 11)	32	22
Goodwill (Note 14)	920	4
Other noncurrent assets	984	507
Total assets	$17,816	$12,059
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$2,809	$1,779
Accounts payable to related parties (Note 23)	99	105
Payroll and benefits payable	425	308
Accrued taxes	365	154
Accrued interest	68	59
Current operating lease liabilities (Note 24)	58	59
Short-term debt and current maturities of long-term debt (Note 17)	28	192
Total current liabilities	3,852	2,656
Noncurrent operating lease liabilities (Note 24)	136	163
Long-term debt, less unamortized discount and debt issuance costs (Note 17)	3,863	4,695
Employee benefits (Note 18)	235	322
Deferred income tax liabilities (Note 11)	122	11
Deferred credits and other noncurrent liabilities	505	333
Total liabilities	8,713	8,180
Contingencies and commitments (Note 26)
Stockholders’ Equity
Common stock issued — 279,522,227 and 229,105,589 shares issued (par value $1 per share, authorized 400,000,000 shares) (Note 8)	280	229
Treasury stock, at cost (15,708,839 shares and 8,673,131 shares)	(334)	(175)
Additional paid-in capital	5,199	4,402
Retained earnings (accumulated deficit)	3,534	(623)
Accumulated other comprehensive income (loss) (Note 21)	331	(47)
Total United States Steel Corporation stockholders’ equity	9,010	3,786
Noncontrolling interests	93	93
Total liabilities and stockholders’ equity	$17,816	$12,059

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Increase (decrease) in cash and cash equivalents
Operating activities:
Net earnings (loss)	$4,174	$(1,165)	$(630)
Adjustments to reconcile net cash provided by operating activities:
Depreciation, depletion and amortization (Notes 13 and 14)	791	643	616
Gain on sale of Transtar (Note 5)	(506)	—	—
Asset impairment charges (Note 1)	273	263	—
Gain on equity investee transactions (Note 12)	(111)	(31)	—
Restructuring and other charges (Note 25)	128	138	275
Loss on debt extinguishment (Note 7)	292	—	—
Pensions and other post-employment benefits	15	(21)	101
Deferred income taxes (Note 11)	(52)	(130)	202
Net gain on sale of assets	(7)	(149)	(1)
Equity investees (earnings) loss, net of distributions received	(168)	117	(74)
Changes in:
Current receivables	(955)	98	453
Inventories	(677)	506	296
Current accounts payable and accrued expenses	783	(29)	(473)
Income taxes receivable/payable	161	20	13
All other, net	(51)	(122)	(96)
Net cash provided by operating activities	4,090	138	682
Investing activities:
Capital expenditures	(863)	(725)	(1,252)
Acquisition of Big River Steel, net of cash acquired (Note 5)	(625)	—	—
Investment in Big River Steel	—	(9)	(710)
Proceeds from sale of Transtar (Note 5)	627	—	—
Proceeds from sale of assets	26	167	4
Proceeds from sale of ownership interests in equity investees	—	8	—
Other investing activities	(5)	(4)	—
Net cash used in investing activities	(840)	(563)	(1,958)
Financing activities:
Issuance of short-term debt, net of financing costs (Note 17)	—	240	—
Repayment of short-term debt (Note 17)	(180)	(70)	—
Revolving credit facilities - borrowings, net of financing costs	50	1,402	860
Revolving credit facilities - repayments	(911)	(1,621)	(100)
Issuance of long-term debt, net of financing costs (Note 17)	864	1,148	702
Repayment of long-term debt (Note 17)	(3,183)	(13)	(155)
Net proceeds from public offering of common stock (Note 27)	790	410	—
Proceeds from Stelco Option Agreement, net of financing costs	—	94	—
Common stock repurchased (Note 27)	(150)	—	(88)
Other financing activities	(27)	(9)	(42)
Net cash (used in) provided by financing activities	(2,747)	1,581	1,177
Effect of exchange rate changes on cash	(21)	23	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	482	1,179	(101)
Cash, cash equivalents and restricted cash at beginning of year (Note 9)	2,118	939	1,040
Cash, cash equivalents and restricted cash at end of year (Note 9)	$2,600	$2,118	$939
See Note 22 for supplemental cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Dollars in Millions			Shares in Thousands
	2021	2020	2019	2021	2020	2019
Common stock:
Balance at beginning of year	$229	$179	$177	229,106	178,555	177,386
Common stock issued	51	50	2	50,416	50,551	1,169
Balance at end of year	$280	$229	$179	279,522	229,106	178,555
Treasury stock:
Balance at beginning of year	$(175)	$(173)	$(78)	(8,673)	(8,509)	(2,858)
Common stock repurchased	(150)	—	(88)	(6,557)	—	(5,289)
Common stock (repurchased) reissued for employee/non-employee director stock plans	(9)	(2)	(7)	(479)	(164)	(362)
Balance at end of year	$(334)	$(175)	$(173)	(15,709)	(8,673)	(8,509)
Additional paid-in capital:
Balance at beginning of year	$4,402	$4,020	$3,917
Dividends on common stock	(5)	(6)	—
Common stock issued	742	360	—
Issuance of conversion option in 2026 Senior Convertible Notes, net of tax	—	—	77
Employee stock plans	60	28	26
Balance at end of year	$5,199	$4,402	$4,020

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Continued)

				Comprehensive (Loss) Income
(Dollars in millions)	2021	2020	2019	2021	2020	2019
Retained earnings:
Balance at beginning of year	$(623)	$544	$1,212
Net earnings (loss) attributable to United States Steel Corporation	4,174	(1,165)	(630)	$4,174	$(1,165)	$(630)
Dividends on common stock	(18)	(2)	(35)
Other	1	—	(3)
Balance at end of year	$3,534	$(623)	$544
Accumulated other comprehensive income (loss):
Pension and other benefit adjustments (Note 18):
Balance at beginning of year	$(458)	$(843)	$(1,416)
Changes during year, net of taxes (a)	433	360	580	433	360	580
Changes during year, equity investee net of taxes (a)	—	25	(7)	—	25	(7)
Balance at end of year	$(25)	$(458)	$(843)
Foreign currency translation adjustments:
Balance at beginning of year	$449	$381	$403
Changes during year, net of taxes (a)	(78)	68	(22)	(78)	68	(22)
Balance at end of year	$371	$449	$381
Derivative financial instruments:
Balance at beginning of year	$(38)	$(16)	$(13)
Changes during year, net of taxes (a)	23	(22)	(3)	23	(22)	(3)
Balance at end of year	$(15)	$(38)	$(16)
Total balances at end of year	$331	$(47)	$(478)
Total stockholders’ equity	$9,010	$3,786	$4,092
Noncontrolling interests:
Balance at beginning of year	$93	$1	$1
Stelco Option Agreement	—	93	—
Other	—	(1)	—
Net loss	—	—	—	—	—	—
Balance at end of year	$93	$93	$1
Total comprehensive income (loss)				$4,552	$(734)	$(82)
(a) Related income tax benefit (provision):

Foreign currency translation adjustments	$32	$(16)	$6
Pension and other benefits adjustments	(147)	(123)	(191)
Derivative adjustments	(6)	4	1

The accompanying notes are an integral part of these Consolidated Financial Statements.

1. Nature of Business and Significant Accounting Policies

Nature of Business
U. S. Steel produces and sells steel products, including flat-rolled and tubular products, in North America and Europe. Operations in the United States also include iron ore and coke production facilities and real estate operations. Operations in Europe also include coke production facilities.

Significant Accounting Policies

Principles applied in consolidation
These financial statements include the accounts of U. S. Steel and its majority-owned subsidiaries. Additionally, variable interest entities for which U. S. Steel is the primary beneficiary are included in the Consolidated Financial Statements, and their impacts are either partially or completely offset by noncontrolling interests. Intercompany accounts, transactions and profits have been eliminated in consolidation.

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

Use of estimates
Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Significant items subject to such estimates and assumptions include the carrying value of property, plant and equipment; intangible assets; the fair value of assets or liabilities acquired in a business combination; valuation allowances for receivables, inventories and deferred income tax assets and liabilities; environmental liabilities; liabilities for potential tax deficiencies; potential litigation claims and settlements; assets and obligations related to employee benefits; put and call option and contingent forward purchase commitment assets and liabilities and restructuring and other charges. Actual results could differ materially from the estimates and assumptions used.

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

LIFO (last-in, first-out) is the predominant method of inventory costing for inventories held by the Flat-Rolled and Tubular segments. The Mini Mill segment uses a moving average costing method to account for semi-finished and finished products and FIFO (first-in, first-out) to account for raw materials. FIFO is the predominant method used by the USSE segment. The LIFO method of inventory costing was used on 46 percent and 59 percent of consolidated inventories at December 31, 2021, and 2020, respectively.

Derivative instruments
From time to time, U. S. Steel may use fixed price forward physical purchase contracts to partially manage our exposure to price risk. Generally, forward physical purchase contracts qualify for the normal purchase normal sales exclusion in Accounting Standards Codification (ASC) 815, Derivatives and Hedging, and are not subject to mark-to-market accounting. U. S. Steel also uses derivatives such as commodity-based financial swaps and foreign currency exchange forward contracts to manage its exposure to purchase and sale price fluctuations and foreign currency exchange rate risk. The USSE and Flat-Rolled segments elect hedge accounting for some of their derivatives. Under hedge accounting, fluctuations in the value of the derivative are recognized in Accumulated Other Comprehensive Income (AOCI) until the associated underlying is recognized in earnings. When the associated underlying is recognized in earnings, the value of the derivative is reclassified to earnings from AOCI. The Mini Mill segment has not elected hedge accounting. Therefore, the changes in fair value of the Mini Mill segment's foreign exchange forwards, as well as fair value changes for other derivatives where hedge accounting has not been elected, are recognized immediately in earnings. See Note 16 for further details on U. S. Steel’s derivatives.

Financial Instruments
U. S. Steel's purchase of a 49.9% equity ownership interest in Big River Steel on October 31, 2019, included certain call and put options. U. S. Steel marked those options to fair value each reporting period using a Monte Carlo simulation which is considered a Level 3 valuation technique. Level 3 valuation techniques include inputs to the valuation methodology that are considered unobservable and significant to the fair value measurement. On December 8, 2020, U. S. Steel exercised its call option to purchase the remaining interest in Big River Steel. When the U. S. Steel call option was exercised, the options were legally extinguished and a contingent forward purchase commitment was recorded for the value of the unsettled commitment to purchase the remaining interest in Big River Steel. The contingent forward purchase commitment was removed with the close of the Big River Steel purchase which occurred on January 15, 2021. See Note 5 for further details.

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

Asset Impairment
U. S. Steel evaluates impairment of its property, plant and equipment whenever circumstances indicate that the carrying value may not be recoverable. We evaluate the impairment of long-lived assets at the asset group level. Our asset groups are Flat-Rolled, mini mill, welded tubular, seamless tubular and U. S. Steel Europe (USSE). Asset impairments are recognized when the carrying value of an asset group exceeds its recoverable amount as determined by the asset group's aggregate projected undiscounted cash flows.

In December 2021, the Company permanently idled the steel making process at Great Lakes Works, which had been idled on an indefinite basis during 2020. As a result of this decision, the Company recognized charges of approximately $128 million for the write-off of the BOP, steel casting and hot strip mill related fixed assets. In addition, in October 2021, equipment at Gary Works related to steel production intended for petroleum conveying pipe were written-off resulting in a charge of approximately $88 million.

In May 2019, U. S. Steel announced that it planned to construct a new endless casting and rolling facility at its Edgar Thomson Plant in Braddock, Pennsylvania, and a cogeneration facility at its Clairton Plant in Clairton, Pennsylvania, both part of the Company's Mon Valley Works. The Company purchased certain equipment for this project before delaying groundbreaking in March 2020 in response to COVID-19. In April 2021, the Company determined not to pursue this project, re-evaluated the use of the already purchased equipment, and subsequently transferred suitable equipment to the Mini Mill segment to be used on the planned, three-million-ton mini mill flat-rolled facility to be constructed. Total impairments of $56 million were recognized for this project in 2021.

For the period ended March 31, 2020, the steep decline in oil prices that resulted from market oversupply and declining demand was considered a triggering event for the welded tubular and seamless tubular asset groups. A quantitative analysis was completed for both asset groups and a $263 million impairment, consisting of an impairment of $196 million for property, plant and equipment and $67 million for intangible assets was recorded for the welded tubular asset group while no impairment was indicated for the seamless tubular asset group. There were no other triggering events that required an impairment evaluation of our long-lived asset groups during the years-ended December 31, 2020, and December 31, 2021.

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

Goodwill and identifiable intangible assets
Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment testing annually, or more frequently if events or changes in circumstances indicate the asset might be impaired. Goodwill is tested for impairment at the reporting unit level annually in the fourth quarter. The goodwill impairment test compares carrying values of the reporting units to their estimated fair values. If the carrying value exceeds the fair value then the carrying value is reduced to fair value. In developing our estimates for the fair value of our reporting units and unamortized intangible assets, significant judgment is required in the determination of the appropriateness of using a qualitative assessment or quantitative assessment. The qualitative assessment is an evaluation of factors, including reporting unit specific operating results as well as industry, market and general economic conditions, to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For the quantitative assessments that are performed, fair value is primarily based on the income approach using a discounted cash flow method, which have significant assumptions including sales growth rates, projected earnings, terminal growth rates and discount rates. Such assumptions are subject to variability from year to year and are directly impacted by, among other things, global market conditions. Our Mini Mill reporting unit holds the goodwill recognized as a result of the Company's acquisition of Big River Steel, and is our only reporting unit that has a significant amount of goodwill. This goodwill is primarily attributable to Big River Steel's operational abilities, workforce and the anticipated benefits from their recent expansion. The Company performed its annual impairment test in the fourth quarter of 2021 by completing a qualitative assessment.

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and are tested for impairment when events occur that indicate that the net book value will not be recovered over future cash flows. Intangible assets with indefinite lives are also subject to at least annual impairment testing, which compares the fair value of the intangible assets with their carrying amounts. U. S. Steel has determined that certain of its acquired intangible assets have indefinite useful lives. These assets are also reviewed for impairment annually in the fourth quarter and whenever events or circumstances indicate the carrying value may not be recoverable. U. S. Steel completed its evaluation of its indefinite lived water rights and other indefinite lived intangible assets during 2021 and determined there was no indication of impairment.

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

ASU 2020-06 requires entities to use the If-Converted Method for calculating diluted earnings per share, retiring the previous alternative calculation of the Treasury Stock Method for calculating diluted earnings per share for convertible instruments. U. S. Steel has historically reported diluted earnings per share using the Treasury Stock Method. For the full years ended December 31, 2019, and 2020, there will be no impact from the adoption of this ASU due to the cumulative net loss position for each year. For the full year ended December 31, 2021, earnings per share under the Treasury Stock method was calculated to be $14.88 per share. Under the If-Converted method, earnings per share for the full year ended December 31, 2021, will be $14.17 per share. This decrease of $0.71 per share reflects a five percent change as a result of implementing the ASU.

In October 2021, the FASB issued Accounting Standards Update 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). ASU 2021-08 requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective to public companies for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption of all amendments in the same period permitted. The Company is currently assessing the impact of the ASU but does not believe it will have a material impact on its Consolidated Financial Statements.

In November 2021, the FASB issued Accounting Standards Update 2021-10, Disclosures by Business Entities about Government Assistance (ASU 2021-10). ASU 2021-10 provides expanded disclosure requirements for business entities that account for a transaction with a government by applying a grant or contribution accounting model by analogy. ASU 2021-10 is effective to public companies for fiscal years beginning after December 15, 2021, with early application permitted. The Company is currently assessing the impact of the ASU, and at this time does not believe it will have a material impact on its Consolidated Financial Statements.

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which adds an impairment model that is based on expected losses rather than incurred losses. U. S. Steel's significant financial instruments which are valued at cost are trade receivables (receivables). U. S. Steel's receivables carry standard industry terms and are categorized in two receivable pools, U.S. and U. S. Steel Europe (USSE). Both pools use customer specific risk ratings based on customer financial metrics, past payment experience and other factors and qualitatively consider economic conditions to assess the level of allowance for doubtful accounts. USSE mitigates credit risk for approximately 79 percent of its receivables balance using credit insurance, letters of credit, bank guarantees, prepayments or other collateral. ASU 2016-13 was effective for public companies for fiscal years beginning after December 15, 2019, including interim reporting periods. U. S. Steel adopted this standard effective January 1, 2020. The impact of adoption was not material to the Consolidated Financial Statements.

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

4. Segment Information

U. S. Steel has four reportable segments: North American Flat-Rolled (Flat-Rolled), Mini Mill, USSE and Tubular Products (Tubular). The results of our real estate business, the previously held equity method investment in Big River Steel, and of our former railroad businesses are combined and disclosed in the Other category. The majority of U. S. Steel's customers are located in North America and Europe. No single customer accounted for more than 10 percent of gross annual revenues.

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

The Mini Mill segment reflects the acquisition of Big River Steel after the purchase of the remaining equity interest on January 15, 2021 (see Note 5 for further details) and a new mill under construction in Osceola, Arkansas. As of December 31, 2021, the Mini Mill segment includes the operating results of U. S. Steel’s two electric arc furnace steel plant in Osceola, Arkansas involved in the production of sheets and electrical products and a new mill under construction in Osceola, Arkansas. These operations primarily serve North American customers in the service center, conversion, transportation (including automotive), construction, container, and appliance and electrical markets.

The USSE segment includes the operating results of U. S. Steel Košice (USSK), U. S. Steel’s integrated steel plant and coke production facilities in Slovakia, and its subsidiaries. USSE conducts its business mainly in Central and Western Europe and primarily serves customers in the European transportation (including automotive), construction, container, appliance, electrical, service center, conversion and oil, gas and petrochemical markets. USSE produces and sells slabs, strip mill plate, sheet, tin mill products and spiral welded pipe.

The Tubular segment includes the operating results of U. S. Steel’s tubular production facilities and an equity investee in the United States. These operations produce and sell seamless and electric resistance welded (welded) steel casing and tubing (commonly known as oil country tubular goods or OCTG), standard and line pipe and mechanical tubing and primarily serve customers in the oil, gas and petrochemical markets. The Tubular segment includes the electric arc furnace at our Fairfield Tubular Operations in Fairfield, Alabama.

The chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being earnings (loss) before interest and income taxes. Earnings (loss) before interest and income taxes for reportable segments and the Other category does not include net interest and other financial costs (income), income taxes, and certain other items that management believes are not indicative of future results.

The accounting principles applied at the operating segment level in determining earnings (loss) before interest and income taxes are generally the same as those applied at the consolidated financial statement level. Intersegment sales and transfers are accounted for at market-based prices and are eliminated at the corporate consolidation level. Corporate-level selling, general and administrative expenses and costs related to certain former businesses are allocated to the reportable segments and Other based on measures of activity that management believes are reasonable.

The results of segment operations are as follows:

(In millions)	Customer Sales	Intersegment Sales	Net Sales	Earnings (loss) from investees	Earnings (loss) before Interest and Income Taxes	Depreciation, depletion & amortization	Capital expenditures
2021
Flat-Rolled	$12,180	$178	$12,358	$150	$2,630	$491	$422
Mini Mill (a)	3,008	508	3,516	—	1,206	151	331
USSE	4,262	4	4,266	—	975	98	57
Tubular	789	20	809	14	1	46	51
Total reportable segments	20,239	710	20,949	164	4,812	786	861
Other	36	65	101	6	(11)	5	2
Reconciling Items and Eliminations	—	(775)	(775)	—	145	—	—
Total	$20,275	$—	$20,275	$170	$4,946	$791	$863
2020
Flat-Rolled	$7,071	$208	$7,279	$(9)	$(596)	$496	$484
USSE	1,967	3	1,970	—	9	97	79
Tubular	639	7	646	4	(179)	39	159
Total reportable segments	9,677	218	9,895	(5)	(766)	632	722
Other	64	98	162	(94)	(39)	11	3
Reconciling Items and Eliminations	—	(316)	(316)	(18)	(270)	—	—
Total	$9,741	$—	$9,741	$(117)	$(1,075)	$643	$725
2019
Flat-Rolled	$9,279	$281	$9,560	$84	$196	$456	$943
USSE	2,417	3	2,420	—	(57)	92	153
Tubular	1,188	3	1,191	5	(67)	46	145
Total reportable segments	12,884	287	13,171	89	72	594	1,241
Other	53	115	168	(10)	23	22	11
Reconciling Items and Eliminations	—	(402)	(402)	—	(325)	—	—
Total	$12,937	$—	$12,937	$79	$(230)	$616	$1,252
(a)Includes capital expenditures related to a new mill under construction in Osceola, Arkansas of $144 million in 2021.

A summary of total assets by segment is as follows:

	December 31,
(In millions)	2021	2020
Flat-Rolled	$7,337	$7,099
Mini Mill (a)	4,715	—
USSE	6,111	5,502
Tubular	1,054	887
Total reportable segments	$19,217	$13,488
Other	$88	$911
Corporate, reconciling items, and eliminations (b)	(1,489)	(2,340)
Total assets	$17,816	$12,059
(a)Includes assets of $347 million related to a new mill under construction in Osceola, Arkansas.
(b)The majority of Corporate, reconciling items, and eliminations total assets is comprised of cash and the elimination of intersegment amounts.

The detail of reconciling items to consolidated earnings (loss) before interest and income taxes is as follows:

(In millions)	2021	2020	2019
Items not allocated to segments:
Restructuring and other charges (Note 25)	(128)	(138)	(275)
Asset impairment charges	(273)	(287)	—
Big River Steel - acquisition-related items	(35)	(3)	—
Losses (gains) on assets sold & previously held investments	118	170	—
Gain on sale of Transtar (Note 5)	506	—	—
Environmental remediation charges	(43)	—	—
Other items	—	(12)	(50)
Total reconciling items	$145	$(270)	$(325)

Geographic Area:
The information below summarizes external sales, property, plant and equipment and equity method investments based on the location of the operating segment to which they relate.

(In millions)	Year	External Sales	Assets
North America	2021	$16,013	$7,034	(a)
	2020	7,774	5,590	(a)
	2019	10,520	5,772	(a)
Europe	2021	4,262	880
	2020	1,967	993
	2019	2,417	947
Total	2021	20,275	7,914
	2020	9,741	6,583
	2019	12,937	6,719
(a)Assets with a book value of $7,034 million, $5,590 million and $5,772 million were located in the United States at December 31, 2021, 2020 and 2019, respectively.

5. Acquisitions and Disposition

Big River Steel Acquisition
On January 15, 2021, U. S. Steel purchased the remaining equity interest in Big River Steel for approximately $625 million in cash net of $36 million and $62 million in cash and restricted cash received, respectively, and the assumption of liabilities of approximately $50 million. There were acquisition related costs of approximately $9 million during the twelve months ended December 31, 2021.

Prior to the closing of the acquisition on January 15, 2021, U. S. Steel accounted for its 49.9% equity interest in Big River Steel under the equity method as control and risk of loss were shared among the joint venture members. Using step acquisition accounting the Company increased the value of its previously held equity investment to its fair value of $770 million which resulted in a gain of approximately $111 million. The fair value of the previously held equity investment was determined using Level 3 valuation techniques, including the significant factors and assumptions used to value Big River Steel disclosed below. The gain was recorded in gain on equity investee transactions in the Consolidated Statement of Operations.

The acquisition has been accounted for in accordance with ASC 805, Business combinations. There were step-ups to fair value of approximately $308 million, $194 million and $24 million for property, plant and equipment, debt and inventory, respectively. An intangible asset for customer relationships and goodwill of approximately $413 million and $916 million were also recorded, respectively. Goodwill represents the excess of purchase price over the fair market value of the net assets. Goodwill is primarily attributable to Big River Steel's operational abilities, workforce and the anticipated benefits from their recent expansion and is expected to be tax deductible. The inventory step-up was fully amortized as of March 31, 2021, the intangible asset will be amortized over a 22-year period and the debt step-up will be amortized over the contractual life of the underlying debt. See Note 14 for further details.

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

The following table presents the allocation of the aggregate purchase price based on estimated fair values:

(in millions)
Assets Acquired:
Receivables	$166
Receivables with U. S. Steel (1)	99
Inventories	184
Other current assets	16
Property, plant and equipment	2,188
Intangibles	413
Goodwill	916
Other noncurrent assets	19
Total Assets Acquired	$4,001

Liabilities Assumed:
Accounts payable and accrued liabilities	$224
Payroll and benefits payable	27
Accrued taxes	9
Accrued interest	33
Short-term debt and current maturities of long-term debt	29
Long-term debt	1,997
Deferred income tax liabilities	26
Deferred credits and other long-term liabilities	211
Total Liabilities Assumed	$2,556

Fair value of previously held investment in Big River Steel	$770
Purchase price, including assumed liabilities and net of cash acquired	675
Difference in assets acquired and liabilities assumed	$1,445
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

	Years Ended December 31,
(in millions)	2021	2020
Net sales	$20,347	$10,694
Net earnings (loss)	$4,103	$(1,260)

Transtar Disposition
On July 28, 2021, U. S. Steel completed the sale of 100 percent of its equity interests in its wholly-owned short-line railroad, Transtar, LLC (Transtar) to an affiliate of Fortress Transportation and Infrastructure Investors, LLC. The Company

received net cash proceeds of $627 million, subject to certain customary adjustments as set forth in the Membership Interest Purchase Agreement, and recognized a pretax gain of approximately $506 million in 2021. In connection with the closing of the transaction, the Company entered into certain ancillary agreements including a railway services agreement, providing for continued rail services for its Gary and Mon Valley Works facilities, and a transition services agreement. Because Transtar does not represent a significant component of U. S. Steel's business and does not constitute a reportable business segment, its results through the date of disposition are reported in the Other category. See Note 4 for further details.

Other Transactions
In December 2021, the Company entered into an agreement to sell certain assets related to a component of its flat-roll business. As a result of this commitment, the Company recognized restructuring related charges of $89 million during the fourth quarter 2021. These charges are expected to be paid out on a long-term basis. This transaction is expected to result in a gain upon closure, which is subject to customary closing conditions.

USS-UPI, LLC (UPI) (formerly known as USS-POSCO Industries)
On February 29, 2020, U. S. Steel purchased the remaining 50% ownership interest in USS-POSCO Industries, (now USS-UPI, LLC, (UPI) for $3 million, net of cash received of $2 million. There was an assumption of accounts payable owed to U. S. Steel for prior sales of steel substrate of $135 million associated with the purchase that was reflected as a reduction in receivables from related parties on the Company's Consolidated Balance Sheet as of December 31, 2020.

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

The following table disaggregates our revenue by product for each of our reportable business segments for the years ended December 31, 2021, 2020 and 2019, respectively:

Net Sales by Product (in millions):

Year Ended December 31, 2021	Flat-Rolled	Mini Mill (a)	USSE	Tubular	Other	Total
Semi-finished	12	—	126	—	—	138
Hot-rolled sheets	2,592	1,744	2,149	—	—	6,485
Cold-rolled sheets	3,785	526	448	—	—	4,759
Coated sheets	4,408	732	1,376	—	—	6,516
Tubular products	—	—	58	781	—	839
All Other (b)	1,383	6	105	8	36	1,538
Total	$12,180	$3,008	$4,262	$789	$36	$20,275
(a) Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.
(b) Consists primarily of sales of raw materials and coke making by-products

Year Ended December 31, 2020	Flat-Rolled	USSE	Tubular	Other	Total
Semi-finished	94	2	—	—	96
Hot-rolled sheets	1,273	793	—	—	2,066
Cold-rolled sheets	2,102	164	—	—	2,266
Coated sheets	2,990	904	—	—	3,894
Tubular products	—	40	621	—	661
All Other (a)	612	64	18	64	758
Total	$7,071	$1,967	$639	$64	$9,741
(a) Consists primarily of sales of raw materials and coke making by-products

Year Ended December 31, 2019	Flat-Rolled	USSE	Tubular	Other	Total
Semi-finished	$305	$11	$—	$—	$316
Hot-rolled sheets	2,504	997	—	—	3,501
Cold-rolled sheets	2,512	283	—	—	2,795
Coated sheets	2,993	1,006	—	—	3,999
Tubular products	—	40	1,166	—	1,206
All Other (a)	965	80	22	53	1,120
Total	$9,279	$2,417	$1,188	$53	$12,937
(a) Consists primarily of sales of raw materials and coke making by-products
7. Net Interest and Other Financial Costs

(In millions)	2021	2020	2019
Interest income:
Interest income	$(4)	$(7)	$(17)
Interest expense and other financial costs:
Interest incurred	342	306	162
Less interest capitalized	29	26	20
Total interest expense	313	280	142
Loss on debt extinguishment (a)	292	—	—
Net periodic benefit (income) costs (other than service cost)	(45)	(25)	91
Foreign currency net gain (b)	17	(15)	(17)
Financial costs on:
Amended Credit Agreement	6	3	5
USSK credit facilities	4	2	1
Other (c)	5	(21)	10
Amortization of discounts and deferred financing costs	14	15	7
Total other financial costs	46	(16)	6
Net interest and other financial costs	$602	$232	$222
(a)Represents a net pretax charge of $292 million during 2021 related to the repayments of the Export-Import Credit Agreement, 2025 Senior Secured Notes, 2025 Senior Notes, 2026 Senior Notes, 2029 Senior Secured Notes, Credit Facility Agreement and Environmental Revenue Bonds.
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

8. Earnings (Loss) and Dividends Per Common Share

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

The computations for basic and diluted earnings (loss) per common share from continuing operations are as follows:

(Dollars in millions, except per share amounts)	2021	2020	2019
Net earnings (loss) attributable to United States Steel Corporation stockholders	$4,174	$(1,165)	$(630)
Weighted-average shares outstanding (in thousands):
Basic	264,667	196,721	171,418
Effect of convertible notes	11,126	—	—
Effect of stock options, restricted stock units and performance awards	4,651	—	—
Adjusted weighted-average shares outstanding, diluted	280,444	196,721	171,418
Basic earnings (loss) per common share	$15.77	$(5.92)	$(3.67)
Diluted earnings (loss) per common share	$14.88	$(5.92)	$(3.67)

The following table summarizes the securities that were antidilutive, and therefore, were not included in the computation of diluted earnings (loss) per common share:

(In thousands)	2021	2020	2019
Securities granted under the 2016 Omnibus Incentive Compensation Plan, as amended and restated	1,185	6,780	4,459
Securities convertible under the Senior Convertible Notes	—	—	650
Total	1,185	6,780	5,109

Dividends Paid per Share
Quarterly dividends on common stock were one cent per share in the first, second and third quarters and five cents per share in the fourth quarter in 2021. Quarterly dividends on common stock were one cent per share for each quarter in 2020 and five cents per share each quarter in 2019.

9. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within U. S. Steel's Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows:

	December 31,
(In millions)	2021	2020	2019
Cash and cash equivalents	$2,522	$1,985	$749
Restricted cash in other current assets	2	3	2
Long-term restricted cash	76	130	188
Total cash, cash equivalents and restricted cash	$2,600	$2,118	$939

Amounts included in restricted cash represent cash balances which are legally or contractually restricted, primarily for electric arc furnace construction, environmental and other capital projects, collateral for open cash flow hedge positions and insurance purposes.

10. Inventories

(In millions)	December 31, 2021	December 31, 2020
Raw materials	$713	$416
Semi-finished products	1,056	633
Finished products	388	300
Supplies and sundry items	53	53
Total	$2,210	$1,402

Current acquisition costs were estimated to exceed the above inventory values at December 31 by $896 million in 2021 and $848 million in 2020. As a result of the liquidation of LIFO inventories, cost of sales decreased and earnings before interest and income taxes increased by $11 million, $5 million and $28 million in 2021, 2020 and 2019, respectively.

11. Income Taxes

Components of earnings (loss) before income taxes:

(In millions)	2021	2020	2019
United States	$3,400	$(1,303)	$(381)
Foreign	944	(4)	(71)
Earnings (loss) before income taxes	$4,344	$(1,307)	$(452)

At the end of both 2021 and 2020, U. S. Steel does not have any undistributed foreign earnings and profits for which U.S. deferred taxes have not been provided.

Income tax provision (benefit):

	2021			2020			2019
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(7)	$8	$1	$(10)	$(95)	$(105)	$(18)	$196	$178
State and local	50	(71)	(21)	(3)	(24)	(27)	—	23	23
Foreign	179	11	190	1	(11)	(10)	(6)	(17)	(23)
Total	$222	$(52)	$170	$(12)	$(130)	$(142)	$(24)	$202	$178

A reconciliation of the federal statutory tax rate of 21 percent to total provision (benefit) follows:

(In millions)	2021	2020	2019
Statutory rate applied to earnings (loss) before income taxes	$912	$(275)	$(95)
Valuation allowance	(633)	367	334
Tax accounting benefit related to increase in OCI	—	(138)	—
Excess percentage depletion	(66)	(31)	(46)
Capital loss generated	(139)	—	—
State and local income taxes after federal income tax effects	83	(47)	(36)
Effects of foreign operations	191	(10)	(23)
U.S. impact of foreign operations	4	1	25
Impact of tax credits	(173)	(18)	5
Adjustment of prior years' federal income taxes	(5)	12	7
Other	(4)	(3)	7
Total provision (benefit)	$170	$(142)	$178

Included in the 2021 provision is a benefit of $715 million related to the reversal of a portion of the valuation allowance recorded against the Company’s net domestic deferred tax asset, partially offset by the addition of a valuation allowance of $82 million, the majority of which relates to an unused capital loss carryforward.

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

Deferred taxes
Deferred tax assets and liabilities resulted from the following:

	December 31,
(In millions)	2021	2020
Deferred tax assets:
Federal tax loss carryforwards (no expiration)	$20	$269
Federal tax loss carryforwards (expiring in 2035 through 2037)	—	174
Federal capital loss carryforwards (expiring 2026)	66	—
State tax credit carryforwards (expiring in 2022 through 2030)	11	16
State tax loss carryforwards (expiring in 2022 through 2040)	150	182
State capital loss carryforwards (expiring in 2026 through 2036)	16	—
General business credit carryforwards (expiring in 2027 through 2041)	94	103
Foreign tax loss and credit carryforwards (expiring in 2022 through 2031)	244	171
Employee benefits	—	71
Contingencies and accrued liabilities	78	52
Operating lease liabilities	47	51
Section 59(e) amortization	15	27
Receivables, payables and debt	33	—
Inventory	—	21
Other temporary differences	34	46
Valuation allowance	(162)	(796)
Total deferred tax assets	646	387
Deferred tax liabilities:
Property, plant and equipment	379	244
Operating right-of-use assets	45	49
Investments in subsidiaries and equity investees	121	23
Inventory	112	—
Employee benefits	70	—
Receivables, payables and debt	6	22
Indefinite-lived intangible assets	—	19
Other temporary differences	3	19
Total deferred tax liabilities	736	376
Net deferred tax (liability) asset	$(90)	$11

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

During the year ended December 31, 2021, we realized a non-cash net benefit of $715 million related to the valuation allowance release, which was partially offset by the addition of a valuation allowance of $82 million, the majority of which relates to an unused capital loss generated in the fourth quarter of 2021.

At December 31, 2021, the net domestic deferred tax liability was $88 million, net of an established valuation allowance of $159 million. At December 31, 2020, the net domestic deferred tax liability was $7 million, net of an established valuation allowance of $793 million.

At December 31, 2021, the net foreign deferred tax liability was $2 million, net of an established valuation allowance of $3 million. At December 31, 2020, the net foreign deferred tax asset was $18 million, net of an established valuation allowance of $3 million. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro.

U. S. Steel will continue to monitor the realizability of its deferred tax assets on a quarterly basis. In the future, if we determine that realization is more likely than not for a deferred tax asset with a valuation allowance, the related valuation allowance will be reduced, and we will record a non-cash benefit to earnings.

Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in ASC Topic 740 on income taxes. The total amount of unrecognized tax benefits was $3 million, $16 million and $3 million as of December 31, 2021, 2020 and 2019, respectively.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2 million and $15 million as of December 31, 2021, and 2020, respectively.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Consolidated Statements of Operations. Any penalties are recognized as part of selling, general and administrative expenses. U. S. Steel had accrued liabilities of $2 million for interest and penalties related to uncertain tax positions as of both December 31, 2021, and 2020.

A tabular reconciliation of unrecognized tax benefits follows:

(In millions)	2021	2020	2019
Unrecognized tax benefits, beginning of year	$16	$3	$35
Increases – tax positions taken in prior years	—	13	—
Decreases – tax positions taken in prior years	(13)	—	—
Settlements	—	—	(32)
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits, end of year	$3	$16	$3

Tax years subject to examination
Below is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2017 and forward
U.S. States – 2015 and forward
Slovakia – 2011 and forward

Status of Internal Revenue Service (IRS) examinations
The IRS audit of U. S. Steel’s 2017-2018 federal consolidated tax returns began in 2020 and is ongoing. The IRS completed its audit of the Company's 2014-2016 tax returns in 2020.

12. Investments, Long-Term Receivables and Equity Investee Transactions

	December 31,
(In millions)	2021	2020
Equity method investments	$660	$1,140
Receivables due after one year, less allowance of $4 and $5	31	34
Other	3	3
Total	$694	$1,177

Summarized financial information of all investees accounted for by the equity method of accounting is as follows (amounts represent 100% of investee financial information):

(In millions)	2021	2020	2019
Income data – year ended December 31:
Net Sales	$2,229	$2,485	$2,528
Operating income	376	12	253
Net earnings	346	(124)	235
Balance sheet date – December 31:
Current Assets	$744	$960	$1,144
Noncurrent Assets	1,084	3,101	2,976
Current liabilities	293	419	573
Noncurrent Liabilities	529	3,063	2,542

U. S. Steel's portion of the income (loss) from investees reflected on the Consolidated Statements of Operations was $170 million, $(117) million and $79 million for the years ended December 31, 2021, 2020 and 2019, respectively.

All of our significant investees are located in the U.S. Investees accounted for using the equity method include:

Investee	December 31, 2021 Interest
Chrome Deposit Corporation	50%
Daniel Ross Bridge, LLC	50%
Double G Coatings Company, Inc.	50%
Hibbing Development Company	24.1%
Hibbing Taconite Company(a)	14.7%
Patriot Premium Threading Services, LLC	50%
PRO-TEC Coating Company, LLC	50%
Strategic Investment Fund Partners II(b)	5.2%
Worthington Specialty Processing	49%
(a)Hibbing Taconite Company (Hibbing) is an unincorporated joint venture that is owned, in part, by Hibbing Development Company (HDC), which is accounted for using the equity method. Through HDC we are able to influence the activities of HTC, and as such, its activities are accounted for using the equity method.
(b)Strategic Investment Fund Partners II is a limited partnership and in accordance with ASC Topic 323, the financial activities are accounted for using the equity method.

In 2020, we recognized pre-tax gains on equity investee transactions of approximately $6 million on the sale of our 49 percent ownership interest in Feralloy Processing Company and $25 million for the step-up to fair value of our previously held investment in UPI.

Dividends or partnership distributions received from equity investees were $2 million in 2021. There were none received in 2020 and $5 million received in 2019, respectively.

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

13. Property, Plant and Equipment

		December 31,
(In millions)	Useful Lives	2021	2020
Land and depletable property	—	$213	$237
Buildings	35-40 years	1,558	1,154
Machinery and equipment
Steel producing	2-30 years	15,968	14,417
Transportation	3-40 years	—	282
Other	5-30 years	94	92
Information technology	5-6 years	798	796
Assets under finance lease	5-15 years	160	113
Construction in process	—	885	613
Total		19,676	17,704
Less accumulated depreciation and depletion		12,422	12,260
Net		$7,254	$5,444

Amounts in accumulated depreciation and depletion for assets acquired under finance leases were $59 million and $40 million at December 31, 2021 and 2020, respectively.

14. Goodwill and Intangible Assets

Intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of December 31, 2021			As of December 31, 2020
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Amount
Customer relationships	22 Years	$413	$18	$395	$132	$55	$77	$—
Patents	5-15 Years	17	11	6	22	7	10	5
Energy Contract	2 Years	54	11	43	54	—	5	49
Other	4-15 Years	—	—	—	14	5	9	—
Total amortizable intangible assets		$484	$40	$444	$222	$67	$101	$54
Amortization expense was $26 million and $8 million for years ended December 31, 2021 and December 31, 2020, respectively. We expect approximately $142 million in annual amortization expense through 2026 and approximately $301 million in remaining amortization expense thereafter.
The carrying amount of acquired water rights with indefinite lives as of December 31, 2021 and December 31, 2020 totaled $75 million.
Below is a summary of goodwill by segment for the twelve months ended December 31, 2021:

(In millions)	Flat-Rolled	Mini Mill	USSE	Tubular	Total
Balance at December 31, 2020	$—	$—	$4	$—	$4
Additions	—	916	—	—	916
Balance at December 31, 2021	$—	$916	$4	$—	$920

15. Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee), or its designee, under the 2005 Stock Incentive Plan (the 2005 Plan) and the 2016 Omnibus Incentive Compensation Plan, as amended and restated (the Omnibus Plan) (collectively the Plans). On April 26, 2016, the Company's stockholders approved the Omnibus Plan and authorized the Company to issue up to 7,200,000 shares of U. S. Steel common stock under the Omnibus Plan. The Company's stockholders authorized the issuance of an additional 6,300,000 shares under the Omnibus Plan on April 25, 2017, an additional 4,700,000 shares under the Omnibus Plan on April 28, 2020 and an additional 14,500,000 shares under the Omnibus Plan on April 27, 2021. While awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of December 31, 2021, there were 13,295,999 shares available for future grants under the Omnibus

Plan. Generally, a share issued under the Omnibus Plan pursuant to an award other than a stock option will reduce the number of shares available under the Stock Plan by 1.78 shares. Shares related to awards under either plan (i) that are forfeited, (ii) that terminate without shares having been issued or (iii) for which payment is made in cash or property other than shares, are again available for awards under the Omnibus Plan. Shares delivered to U. S. Steel or withheld for purposes of satisfying the exercise price or tax withholding obligations are not available for future awards. The purpose of the Plans is to attract, retain and motivate employees and non-employee directors of outstanding ability, and to align their interests with those of the stockholders of U. S. Steel. The Committee administers the Plans, and under the Omnibus Plan may make grants of stock options, restricted stock units (RSUs), performance awards, and other stock-based awards.

The following table summarizes the total stock-based compensation awards granted during the years 2021, 2020 and 2019:

	Stock Options	Restricted Stock Units	TSR Performance Awards	ROCE Performance Awards (a)	Performance-Based Restricted Stock Units
2021	171,000	1,891,481	306,930	485,900	676,954
2020	—	2,640,690	671,390	—	—
2019	—	1,005,500	210,520	527,470	—
(a) The ROCE awards granted in 2020 are not shown in the table because they were granted in cash.

Stock-based compensation expense
The following table summarizes the total compensation expense recognized for stock-based compensation awards:

(In millions, except per share amounts)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Stock-based compensation expense recognized:
Cost of sales	$14	$8	$9
Selling, general and administrative expenses	41	18	17
Decrease in net income	55	26	26
Decrease in basic earnings per share	0.21	0.13	0.15
Decrease in diluted earnings per share	0.20	0.13	0.15

As of December 31, 2021, total future compensation cost related to nonvested stock-based compensation arrangements was $53 million and the average period over which this cost is expected to be recognized is approximately 14 months.

Stock options
Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. Awards generally vest ratably over a three-year service period and have a term of ten years. Stock options are generally issued at the average market price of the underlying stock on the date of the grant. Upon exercise of stock options, shares of U. S. Steel stock are issued from treasury stock or from authorized, but unissued common stock. There were 171,000 performance-based stock options granted in 2021. There were no stock options granted in 2020 and 2019.

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

The 171,000 performance-based stock options granted in December 2021 do not become vested and exercisable until the Company's 20-trading day average closing stock price meets or exceeds the following stock price hurdles during the seven-year period beginning on the grant date, as follows:

20-trading day Average Closing Stock Price Achievement During 7-Year Period Beginning on Grant Date	Percentage of Performance-Based Stock Options Exercisable
$35.00	33.33%
$45.00	33.33%
$55.00	33.34%

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2021:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2021	2,046,236	$25.98
Granted	171,000	$23.47
Exercised	(378,522)	$17.56
Forfeited or expired	(178,950)	$47.53
Outstanding at December 31, 2021	1,659,764	$25.31	3.51	$4
Exercisable at December 31, 2021	1,488,764	$25.53	3.11	$3
Exercisable and expected to vest at December 31, 2021	1,659,764	$25.31	3.11	$4

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (difference between our closing stock price on the last trading day of 2021 and the exercise price, multiplied by the number of in-the-money options). Intrinsic value changes are a function of the fair market value of our stock.

The total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the option) was $3 million during the year ended December 31, 2021 and immaterial during the years ended December 31, 2020 and December 31, 2019. The total amount of cash received by U. S. Steel from the exercise of options was $7 million during the year ended December 31, 2021 and immaterial during the year ended December 31, 2020. The related net tax benefit realized from the exercise of these options was immaterial in 2021 and 2020.

Stock awards
Compensation expense for nonvested stock awards is recorded over the vesting period based on the fair value at the date of grant.

RSUs awarded as part of annual grants generally vest ratably over three years. Their fair value is the average market price of the underlying common stock on the date of grant. RSUs granted in connection with new-hire or retention awards generally cliff vest three years from the date of the grant.

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

Performance awards based on the return on capital employed (ROCE) metric were granted in equity in 2021 and 2019, and in cash in 2020. ROCE awards granted will be measured on a weighted average basis of the Company’s consolidated worldwide earnings (loss) before interest and income taxes, as adjusted, divided by consolidated worldwide capital employed, as adjusted, over a three year period.

For outstanding ROCE-based equity awards, weighted average ROCE is calculated based on the ROCE achieved in the first, second and third years of the performance period, weighted at 20 percent, 30 percent and 50 percent, respectively. The ROCE awards will payout 50 percent at the threshold level, 100 percent at the target level and 200 percent at the maximum level. Payouts for performance in between the threshold percentages will be interpolated.

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

In 2021, special performance-based restricted stock unit awards (PSUs) were granted to members of the Company’s executive leadership team. Shares are earned based on the achievement of certain pre-set quantitative performance criteria during the four-year performance period, January 1, 2022 through December 31, 2025. Shares may vest following the expiration of the Performance Period if the Company satisfies the performance criteria.

The Chief Executive Officer was granted PSUs that vest with the following, equally weighted, performance metrics: (i) EBITDA margin expansion, (ii) greenhouse gas emissions intensity reduction, (iii) asset portfolio optimization, (iv) leverage metrics and (v) corporate relative valuation. Other members of the executive leadership team were granted PSUs that vest with performance criteria related to: (i) on time and on budget completion of the second mini mill (30% of the grant), (ii) EBITDA margin expansion (40% of the grant) and (iii) greenhouse gas emissions intensity reduction (30% of the grant).

For the PSU awards, a payout is achievable at threshold (50% of target), target (100% of target) or maximum (200% of target) performance achievement. Payout amounts will be interpolated between the threshold, target and maximum amounts.

The following table shows a summary of the performance awards outstanding as of December 31, 2021, and their fair market value on the respective grant date:

Performance Period	Fair Value (in millions)	Minimum Shares	Target Shares	Maximum Shares
2021 - 2023	$30	—	1,458,144	2,916,288
2020 - 2022	$5	—	641,005	1,282,010
2019 - 2021	$16	—	615,477	1,230,954

The following table shows a summary of the status and activity of nonvested stock awards for the year ended December 31, 2021:

	Restricted Stock Units	TSR Performance Awards (a)	ROCE Performance Awards (a)	Performance-Based Restricted Stock Units (a)	Total	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2021	3,515,725	918,564	666,736	—	5,101,025	$16.85
Granted	1,891,481	306,930	485,900	676,954	3,361,265	20.24
Vested	(1,517,986)	—	—	—	(1,517,986)	19.01
Performance adjustment factor (b)	—	(69,483)	(211,230)	—	(280,713)	47.83
Forfeited or expired	(189,531)	(34,308)	(25,437)	—	(249,276)	14.43
Nonvested at December 31, 2021	3,699,689	1,121,703	915,969	676,954	6,414,315	$16.85
(a)The number of shares shown for the performance awards is based on the target number of share awards.
(b)Consists of adjustments to vested performance awards to reflect actual performance. The adjustments were required since the original grants of the awards were at 100 percent of the targeted amounts and the awards vested at less than target.

The following table presents information on RSUs and performance awards granted:

	2021	2020	2019
Number of awards granted	3,361,265	3,312,080	1,743,490
Weighted-average grant-date fair value per share	$20.24	$8.69	$24.46

During the years ended December 31, 2021, 2020, and 2019, the total fair value of shares vested was $29 million, $16 million, and $21 million, respectively.

16. Derivative Instruments
U. S. Steel is exposed to foreign currency exchange rate risks in our European operations. USSE’s revenues are primarily in euros and costs are primarily in euros and U.S. dollars (USD). U. S. Steel uses foreign exchange forward sales contracts (foreign exchange forwards) with maturities no longer than 12 months to exchange euros for USD to manage our currency requirements and exposure to foreign currency exchange rate fluctuations. Derivative instruments are required to be recognized at fair value in the Consolidated Balance Sheet. U. S. Steel did not designate euro foreign exchange forwards entered into prior to July 1, 2019, as hedges; therefore, changes in their fair value were recognized immediately in the Consolidated Statements of Operations (mark-to-market accounting). For those contracts, U. S. Steel recognized changes in fair value immediately through earnings until all of the contracts matured in July 2020. The USSE and Flat-Rolled segments use hedge accounting for their foreign exchange forwards. The Mini Mill segment has not elected hedge accounting; therefore, the changes in the fair value of their foreign exchange forwards are recognized immediately in the Consolidated Statements of Operations (mark-to-market accounting).
U. S. Steel may use fixed-price forward physical purchase contracts to partially manage our exposure to price risk related to the purchases of natural gas, zinc and tin used in the production process. Generally, forward physical purchase contracts qualify for the normal purchase and normal sales exceptions described in ASC Topic 815 and are not subject to mark-to-market accounting. U. S. Steel also uses financial swaps to protect from the commodity price risk associated with purchases of natural gas, zinc, tin, electricity, and iron ore pellets (commodity purchase swaps). We elected cash flow hedge accounting for domestic commodity purchase swaps for natural gas, zinc, tin, iron ore pellets and use mark-to-market accounting for electricity swaps and for commodity purchase swaps used in our European operations.

In accordance with the guidance in ASC Topic 820 on fair value measurements and disclosures, the fair value of our foreign exchange forwards, commodity purchase swaps and sales swaps was determined using Level 2 inputs, which are defined as "significant other observable" inputs. The inputs used are from market sources that aggregate data based upon market transactions.
The table below shows the outstanding swap quantities used to hedge forecasted purchases and sales as of December 31, 2021, and December 31, 2020:

Hedge Contracts	Classification	December 31, 2021	December 31, 2020
Natural gas (in mmbtus)	Commodity purchase swaps	40,498,000	38,801,400
Tin (in metric tons)	Commodity purchase swaps	1,648	812
Zinc (in metric tons)	Commodity purchase swaps	7,167	25,361
Electricity (in megawatt hours)	Commodity purchase swaps	810,720	760,320
Iron ore pellets (in metric tons)	Commodity purchase swaps	30,000	—
Iron ore pellets (in metric tons)	Zero-cost collars	1,296,000	—
Hot-rolled coils (in tons)	Sales swaps	157,120	120,000
Foreign currency (in millions of euros)	Foreign exchange forwards	€308	€242
Foreign currency (in millions of dollars)	Foreign exchange forwards	$2	—
The following summarizes the fair value amounts included in our Consolidated Balance Sheets as of December 31, 2021, and December 31, 2020:

(In millions) Designated as Hedging Instruments	Balance Sheet Location	December 31, 2021	December 31, 2020
Sales swaps	Accounts receivable	$10	$—
Sales swaps	Accounts payable	30	26
Sales swaps	Investments and long-term receivables	1	—
Commodity purchase swaps	Accounts receivable	17	5
Commodity purchase swaps	Accounts payable	29	10
Commodity purchase swaps	Investments and long-term receivables	1	—
Commodity purchase swaps	Other long-term liabilities	4	—
Foreign exchange forwards	Accounts receivable	15	—
Foreign exchange forwards	Accounts payable	—	18
Not Designated as Hedging Instruments
Commodity purchase swaps	Accounts receivable	5	—
Commodity purchase swaps	Investments and long-term receivables	5	1
The table below summarizes the effect of hedge accounting on AOCI and amounts reclassified from AOCI into earnings for 2021, 2020, and 2019:

	(Loss) Gain on Derivatives in AOCI				Amount of (Loss) Gain Recognized in Income
(In millions)	2021	2020	2019	Location of Reclassification from AOCI (a)	2021	2020	2019
Sales swaps	$7	$(26)	$1	Net sales	$(170)	$—	$(1)
Commodity purchase swaps	(11)	17	(6)	Cost of sales (b)	57	(24)	(19)
Foreign exchange forwards	33	(17)	1	Cost of sales	(3)	(7)	(1)
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items resulting in immaterial ineffectiveness.
(b) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.

The table below summarizes the impact of derivative activity where hedge accounting has not been elected on our Consolidated Statements of Operations for 2021, 2020 and 2019:

		Amount of (Loss) Gain Recognized in Income
(In millions)	Consolidated Statement of Operations Location	2021	2020	2019
Commodity purchase swaps	Cost of sales	19	(1)	—
Foreign exchange forwards	Other financial costs	2	—	17

At current contract values, $3 million in AOCI as of December 31, 2021 will be recognized as an decrease in cost of sales over the next year and $20 million in AOCI as of December 31, 2021, will be recognized as a decrease in net sales over the next year. The maximum derivative contract duration for commodity purchase swaps is 13 months, the maximum duration for sales swaps is 13 months and the maximum derivative contract duration for commodity purchase swaps where hedge accounting was not elected is 25 months.

17. Debt

				December 31,
(In millions)	Issuer/Borrower	Interest Rates %	Maturity	2021	2020
2037 Senior Notes	U. S. Steel	6.650	2037	$350	$350
2029 Senior Secured Notes	Big River Steel	6.625	2029	720	—
2029 Senior Notes	U. S. Steel	6.875	2029	750	—
2026 Senior Notes	U. S. Steel	6.250	2026	—	650
2026 Senior Convertible Notes	U. S. Steel	5.000	2026	350	350
2025 Senior Notes	U. S. Steel	6.875	2025	—	750
2025 Senior Secured Notes	U. S. Steel	12.000	2025	—	1,056
Arkansas Teacher Retirement System Notes Payable	Big River Steel	5.500 - 7.750	2023	—	—
Export-Import Credit Agreement	U. S. Steel	Variable	2021	—	180
Environmental Revenue Bonds	U. S. Steel	4.125 - 6.750	2024 - 2050	647	717
Environmental Revenue Bonds	Big River Steel	4.500- 4.750	2049	752	—
Finance leases and all other obligations	U. S. Steel	Various	2021-2029	67	81
Finance leases and all other obligations	Big River Steel	Various	2021-2031	122	—
ECA Credit Agreement	U. S. Steel	Variable	2031	136	113
Credit Facility Agreement	U. S. Steel	Variable	2024	—	500
Big River Steel ABL Facility	Big River Steel	Variable	2026	—	—
USSK Credit Agreement	U. S. Steel Kosice	Variable	2026	—	368
USSK credit facilities	U. S. Steel Kosice	Variable	2024	—	—
Total debt				3,894	5,115
Less unamortized discount, premium and debt issuance costs				3	228
Less short-term debt, long-term debt due within one year, and short-term issuance costs				28	192
Long-term debt				$3,863	$4,695

The following is a summary of debt repayments made during the twelve months ended December 31, 2021:

		Twelve Months Ended December 31, 2021
Debt Instrument (in Millions)	Date	Debt Extinguished
Arkansas Teacher Retirement System Notes Payable	Fourth quarter 2021	106
Environmental Revenue Bonds (U. S. Steel)	Fourth quarter 2021	70
Finance leases and all other obligations (e)	Fourth quarter 2021	46
6.250% Senior Notes due 2026 (d)	Fourth quarter 2021	230
6.250% Senior Notes due 2026 (a)	Third quarter 2021	370
6.875% Senior Notes due 2025 (a)	Third quarter 2021	718
6.625% 2029 Senior Secured Notes (a)	Third quarter 2021	180
6.250% Senior Notes due 2026	Second quarter 2021	18
6.875% Senior Notes due 2025	Second quarter 2021	14
12.000% 2025 Senior Secured Notes (b)	First quarter 2021	1,056
6.875% Senior Notes due 2025	First quarter 2021	18
6.250% Senior Notes due 2026	First quarter 2021	32
Environmental Revenue Bonds (U. S. Steel)	First quarter 2021	89
Export-Import Credit Agreement (c)	First quarter 2021	180
Total		$3,127
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
(d) There were redemption premiums and unamortized discount and debt issuance write-offs of approximately $7 million and $2 million, respectively, related to the repayment.
(e) Includes BRS Mortgage, Fairfield Caster Lease, and BRS Stonebriar Financing; extinguishment costs associated with this debt were immaterial.

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

At any time prior to March 1, 2024, U. S. Steel may also redeem the 2029 Senior Notes, at our option, in whole or in part, or from time to time, at a price equal to 100 percent of the principal amount of the 2029 Senior Notes to be redeemed plus a "make-whole" premium set forth in the indenture and accrued and unpaid interest, if any.

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

Year	Redemption Price
September 1, 2026 to August 31, 2027	103.000%
September 1, 2027 to August 31, 2028	102.000%
September 1, 2028 to August 31, 2029	101.000%
On and after September 1, 2029	100.000%

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

Year	Redemption Price
September 1, 2027 to August 31, 2028	103.000%
September 1, 2028 to August 31, 2029	102.000%
September 1, 2029 to August 31, 2030	101.000%
On and after September 1, 2030	100.000%

At any time prior to September 1, 2027, Big River Steel LLC may also redeem the 2020 ADFA Bonds, at its option, in whole or in part, or from time to time, at a price equal to 100 percent of the principal amount of the 2020 ADFA Bonds to be redeemed plus a "make-whole" premium set forth in the indenture and accrued and unpaid interest to the date fixed for redemption.

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

Arkansas Teacher Retirement System Notes Payable
Big River Steel entered into three financing agreements with the Arkansas Teacher Retirement System during 2018 and 2019. The interest rates on the notes range from 5.50% to 7.75% at present. Interest on these agreements may be paid-in-kind through the respective dates of maturity and therefore requires no interim debt service by Big River Steel prior to the date of maturity or early repayment, as the case may be. One such agreement has the benefit of a pledge of future income streams generated through an anticipated monetization of recycling tax credits provided by the State of Arkansas in conjunction with the expansion of Big River Steel. Big River Steel may prepay amounts owed under these agreements at any time without penalty. During the fourth quarter of 2021, Big River Steel repaid all of the financing agreements with the Arkansas Teacher Retirement System. The principal amount was approximately $106 million in aggregate. As of December 31, 2021, there are no outstanding balances for these financing agreements.

Big River Steel — Sustainability Linked ABL Facility
On July 23, 2021, Big River Steel entered into an amendment to its senior secured asset-based revolving credit facility (Big River Steel ABL Facility), which extended the maturity by five years and added sustainability targets related to carbon reduction, safety performance and facility certification by ResponsibleSteel™.

The Big River Steel ABL Facility is secured by first-priority liens on accounts receivable and inventory and certain other assets and second priority liens on most tangible and intangible assets of Big River Steel in each case subject to permitted liens.

The Big River Steel ABL Facility provides for borrowings for working capital and general corporate purposes in an amount equal up to the lesser of (a) $350 million and (b) a borrowing base calculated based on specified percentages of eligible accounts receivables and inventory, subject to certain adjustments and reserves. The Big River Steel ABL Facility matures on July 23, 2026. There were no outstanding borrowings at December 31, 2021. Availability under the Big River Steel ABL Facility, pursuant to the available borrowing base was $350 million at December 31, 2021.

The Big River Steel ABL Facility provides for borrowings at interest rates based on defined, short-term market rates plus a spread based on availability. The Big River Steel ABL Facility also requires a commitment fee on the unused portion of the Big River Steel ABL Facility, determined quarterly based on Big River Steel LLC's utilization levels.

Big River Steel LLC must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent twelve consecutive months when availability under the Big River Steel ABL Facility is less than the greater of ten percent of the borrowing base availability and $13 million. Based on the most recent four quarters as of December 31, 2021, Big River Steel would have met the fixed charge coverage ratio test. The Big River Steel ABL Facility includes affirmative and negative covenants that are customary for facilities of this type. The Big River Steel ABL Facility also includes customary events of default.

U. S. Steel — Sustainability Linked Credit Facility Agreement
The Fifth Amended and Restated Credit Facility Agreement (Credit Facility Agreement) was amended on July 23, 2021 to include targets related to carbon reduction, safety performance and facility certification by ResponsibleSteel™. In addition to the new sustainability link, the Credit Facility Agreement was amended to reduce the facility size to $1.75 billion from $2 billion, which supports the Company’s current footprint and helps optimize its global liquidity position.

As of December 31, 2021, there were approximately $4 million of letters of credit issued, and no loans drawn under the Credit Facility Agreement. The availability under the Credit Facility Agreement was $1.746 billion as of December 31, 2021. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of ten percent of the total aggregate commitments and $175 million. Based on the most recent four quarters as of December 31, 2021, the Company would have met the fixed charge coverage ratio test.

U. S. Steel Košice (USSK) Credit Facilities
On September 29, 2021, USSK entered into a €300 million (approximately $340 million) unsecured sustainability linked credit agreement (USSK Credit Agreement), replacing the previous €460 million credit facility agreement. The USSK Credit Agreement matures in 5 years and contains sustainability targets related to carbon reduction, safety performance and facility certification by ResponsibleSteel™. At December 31, 2021, USSK had no borrowings under the USSK Credit Agreement.

At December 31, 2021, USSK had no borrowings under its €20 million credit facility (approximately $23 million) (USSK Credit Facility) and the availability was approximately $13 million due to approximately $9 million of customs and other guarantees outstanding.

Debt Maturities – Aggregate maturities of debt are as follows (in millions):

2022	2023	2024	2025	2026	Later Years	Total
$28	$48	$88	$14	$500	$3,217	$3,895

18. Pensions and Other Benefits

U. S. Steel has defined contribution or multi-employer retirement benefits for more than three-quarters of its employees in the United States and non-contributory defined benefit pension plans covering the remaining employees. Benefits under the defined benefit pension plans are based upon years of service and final average pensionable earnings, with a minimum benefit based upon years of service. In addition, pension benefits for most non-represented employees under these plans are based upon a percent of total career pensionable earnings. Effective December 31, 2015, non-represented participants in the defined benefit plan no longer accrue additional benefits under the plan. For those non-represented employees without defined benefit coverage (defined benefit pension plan was closed to new participants in 2003) and those for which the defined benefit plan was frozen, the Company also provides in the defined contribution plans (401(k) plans) a retirement account benefit based on salary and attained age. Most non-represented employees also participate in the 401(k) plans whereby the Company matches a certain percentage of salary based on the amount contributed by the participant. At December 31, 2021, more than two-thirds of U. S. Steel’s represented employees in the United States are covered by the Steelworkers Pension Trust (SPT), a multi-employer pension plan, to which U. S. Steel contributes on the basis of a fixed dollar amount for each hour worked.

On November 8, 2021, U. S. Steel entered into a commitment agreement with Banner Life Insurance Company and William Penn Life Insurance Company of New York (the “Insurers”) and State Street Global Advisors Trust Company, as independent fiduciary to the United States Steel Corporation Plan for Employee Pension Benefits (Revision of 2003), where U. S. Steel will purchase group annuity contracts that will transfer approximately $284 million of its pension plan obligations to the Insurers. The purchase of the group annuity contracts will be funded directly by the assets of the pension plan. The purchase results in the transfer of administrative and benefit-paying responsibilities for approximately 17,800 U.S. retirees and beneficiaries to the Insurers. The Insurers will begin paying benefits for certain retirees and beneficiaries in the Plan on January 1, 2022. There will be no change to the pension benefits for any retirees and beneficiaries as a result of the transaction. As a result of the transaction, the Corporation recognized a non-cash pension settlement charge of approximately $93 million. This amount was reclassified to earnings through net Interest and other financial costs from accumulated other comprehensive loss.

In addition during 2021, the Company recorded termination charges of approximately $34 million in pensions and $17 million in other benefits related to the planned sale of a component within the flat-roll segment. These amounts were recorded to earnings through restructuring and other costs.

In February of 2020, U. S. Steel acquired the remaining 50% ownership of its joint venture with USS/POSCO Industries (UPI) and its associated benefit plans. Upon acquisition, UPI's defined benefit pension and other benefit liability was estimated on a net basis at $8 million and $55 million, respectively.
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

	Pension Benefits		Other Benefits
(In millions)	2021	2020	2021	2020
Change in benefit obligations
Benefit obligations at January 1	$6,186	$5,822	$1,841	$1,876
Service cost	53	51	11	12
Interest cost	163	193	50	63
UPI acquisition	—	246	—	56
Actuarial losses (gains)	(202)	400	(171)	(23)
Exchange rate loss	(3)	3	—	—
Settlements, curtailments and termination benefits	(358)	4	19	4
Benefits paid	(417)	(533)	(130)	(147)
Benefit obligations at December 31	$5,422	$6,186	$1,620	$1,841
Change in plan assets
Fair value of plan at January 1	$6,035	$5,406	$2,111	$2,025
Actual return on plan assets	394	922	70	219
UPI acquisition	—	238	—	1
Asset reversion	—	—	(4)	(38)
Employer contributions	—	—	2	1
Settlements	(380)	—	—	—
Benefits paid from plan assets	(417)	(531)	(85)	(97)
Fair value of plan assets at December 31	$5,632	$6,035	$2,094	$2,111
Funded status of plans at December 31	210	(151)	474	270

For Pension Benefits, the largest contributor to the actuarial gain in 2021 was the increase in the discount rate from 2.72% at December 31, 2020 to 3.01% at December 31, 2021. In 2020, the largest contributor of actuarial loss was the decrease in the discount rate from 3.35% at December 31, 2019 to 2.72% at December 31, 2020. This loss was partially offset by a change in mortality assumptions.

For Other Benefits, the largest contributor to the actuarial gain in 2021 was attributable to reductions in future health care costs and the increase in the discount rate from 2.80% at December 31, 2020 to 3.11% at December 31, 2021. In 2020, the largest contributor of actuarial gain was attributable to reductions in future health care costs. The gain was partially offset by a decrease in the discount rate from 3.43% at December 31, 2019 to 2.80% at December 31, 2020.

Amounts recognized in accumulated other comprehensive loss:

		2021
(In millions)	12/31/2020	Amortization	Activity	12/31/2021
Pensions
Prior Service Cost	$14	$(2)	$—	$12
Actuarial Losses	1,764	(231)	(237)	1,296
Other Benefits
Prior Service Credit	(103)	29	—	(74)
Actuarial Gains	(556)	23	(160)	(693)

As of December 31, 2021 and 2020, the following amounts were recognized in the Consolidated Balance Sheet:

	Pension Benefits		Other Benefits
(In millions)	2021	2020	2021	2020
Noncurrent assets (a)	252	12	535	326
Current liabilities	(1)	(9)	(3)	(4)
Noncurrent liabilities	(41)	(154)	(59)	(52)
Accumulated other comprehensive loss (b)	1,308	1,778	(767)	(659)
Net amount recognized	$1,518	$1,627	$(294)	$(389)
(a)    Included in noncurrent assets for Other Benefits are $41 million of expected retiree medical and life insurance payments for the next twelve months.
(b)    Accumulated other comprehensive loss effects associated with accounting for pensions and other benefits in accordance with ASC Topic 715 at December 31, 2021 and December 31, 2020, respectively, are reflected net of tax of $531 million and $678 million respectively, on the Consolidated Statements of Stockholders’ Equity.

The Accumulated Benefit Obligation (ABO) for all defined benefit pension plans was $5,274 million and $5,979 million at December 31, 2021 and 2020, respectively.

	December 31,
(In millions)	2021	2020
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligations (ABO)	$(294)	$(5,979)
Aggregate projected benefit obligations (PBO)	(309)	(6,186)
Aggregate fair value of plan assets	268	6,035

The aggregate PBO in excess of plan assets reflected above is included in the payroll and benefits payable and employee benefits lines on the Consolidated Balance Sheet.

Following are the details of net periodic benefit costs related to Pension and Other Benefits:

	Pension Benefits			Other Benefits
(In millions)	2021	2020	2019	2021	2020	2019
Components of net periodic benefit cost (credits):
Service cost	$53	$51	$44	$11	$12	$13
Interest cost	163	193	237	50	63	91
Expected return on plan assets	(361)	(333)	(324)	(81)	(80)	(79)
Amortization - prior service costs (credits)	2	2	2	(29)	(6)	29
- actuarial losses (gains)	132	145	132	(23)	(16)	3
Net periodic benefit cost, excluding below	(11)	58	91	(72)	(27)	57
Multiemployer plans (a)	75	76	77	—	—	—
Settlement, termination and curtailment losses	135	11	11	19	4	—
Net periodic benefit cost (credits)	$199	$145	$179	$(53)	$(23)	$57
(a)    Primarily represents pension expense for the SPT covering USW employees hired from National Steel Corporation and new USW employees hired after May 21, 2003.

Net periodic benefit (credits) for pensions and Other Benefits is projected to be approximately $(7) million and approximately $(114) million, respectively, in 2022. The pension cost projection includes approximately $74 million of contributions to the SPT.

Weighted average assumptions used to determine the benefit obligation at December 31 and net periodic benefit cost for the year ended December 31 are detailed below.

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
	U.S. and Europe	U.S. and Europe	U.S.	U.S.
Actuarial assumptions used to determine benefit obligations at December 31:
Discount rate	3.01%	2.72%	3.11%	2.80%
Increase in compensation rate	2.60%	2.62%	N/A	N/A

	Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019
	U.S. and Europe	U.S. and Europe	U.S. and Europe	U.S.	U.S.	U.S.
Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31:
Discount rate	2.72%	3.35%	4.41%	2.80%	3.42%	4.47%
Expected annual return on plan assets	6.82%	6.47%	6.50%	4.25%	4.25%	4.25%
Increase in compensation rate	2.60%	2.62%	2.60%	N/A	N/A	N/A

The discount rate reflects the current rate at which the pension and Other Benefit liabilities could be effectively settled at the measurement date. In 2017, we refined our discount rate determination process for our U.S. plans by using a bond matching approach to select specific bonds that would satisfy our projected benefit payments. We believe the bond matching approach more closely reflects the process we would employ to settle our pension and other benefits obligations. For our European pension plan, the discount rate is determined using data published by European Central Bank and underlying data provided by EuroMTS Ltd. The discount rate assumptions are updated annually.

	2021	2020
Assumed health care cost trend rates at December 31:	U.S.	U.S.
Health care cost trend rate assumed for next year	5.75%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2029

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

An instrument’s level is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2021 and 2020.

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

The fair value of U. S. Steel's pension plan assets by asset category at December 31 were as follows (in millions):

	2021					2020
	Level 1	Level 2	Level 3	measured at NAV (a)	Total	Level 1	Level 2	Level 3	measured at NAV (a)	Total
Asset Category
Equity
U. S. companies	$433	$—	$—	$—	$433	$306	$—	$—	$—	$306
International companies	183	—	—	—	183	177	—	—	—	177
Total equity	616	—	—	—	616	483	—	—	—	483
Fixed Income
Corporate Bonds - U.S.	—	1,405	—	—	1,405	—	1,514	—	—	1,514
Corporate Bonds - Non-U.S.	—	251	—	—	251	—	252	—	—	252
U.S. government and agencies	—	426	—	—	426	—	202	—	—	202
Non-U.S. government	—	78	—	—	78	—	97	—	—	97
Mortgage and asset-backed securities	—	1	—	—	1	—	213	—	—	213
Total fixed income	—	2,161	—	—	2,161	—	2,278	—	—	2,278
Alternatives
Timberlands	—	—	—	268	268	—	—	269	—	269
Mineral Interests and other alternatives	—	—	22	9	31	—	—	19	—	19
Private equity	—	—	—	259	259	—	—	—	231	231
Real estate	—	—	32	187	219	—	—	36	205	241
Total alternatives	—	—	54	723	777	—	—	324	436	760
Commingled Funds	—	—	—	1,964	1,964	—	—	—	2,289	2,289
Short-Term Investments	117	—	—	—	117	173	—	—	—	173
Other (b)	(3)	—	—	—	(3)	52	—	—	—	52
Total assets at fair value	$730	$2,161	$54	$2,687	$5,632	$708	$2,278	$324	$2,725	$6,035
(a)In accordance with ASC Topic 820, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
(b)Includes cash, accrued income, and miscellaneous payables.

The following table sets forth a summary of changes in the fair value of U. S. Steel’s Pension plan Level 3 assets for the years ended December 31, 2021 and 2020:

	Level 3 assets only
(In millions)	2021	2020
Balance at beginning of period	$324	$317
Transfers in and/or out of Level 3	(269)	—
Actual return on plan assets:
Realized gain	3	2
Net unrealized loss	2	(9)
Purchases, sales, issuances and settlements:
Purchases	24	17
Sales	(30)	(3)
Balance at end of period	$54	$324

The fair value of U. S. Steel's Other Benefits plan assets by asset category at December 31 were as follows (in millions):

	2021					2020
	Level 1	Level 2	Level 3	measured at NAV (a)	Total	Level 1	Level 2	Level 3	measured at NAV (a)	Total
Asset Category
Equity
U. S. companies	$186	$—	$—	$—	$186	$77	$—	$—	$—	$77
International companies	97	—	—	—	97	27	—	—	—	27
Total equity	283	—	—	—	283	104	—	—	—	104
Fixed Income
Corporate Bonds - U.S.	—	718	—	—	718	—	1,121	—	—	1,121
Corporate Bonds - Non-U.S.	—	191	—	—	191	—	231	—	—	231
U.S. government and agencies	—	198	—	—	198	—	365	—	—	365
Non-U.S. government	—	17	—	—	17	—	9	—	—	9
Mortgage and asset-backed securities	—	9	—	—	9	—	31	—	—	31
Total fixed income	—	1,133	—	—	1,133	—	1,757	—	—	1,757
Alternatives
Timberlands	—	—	—	35	35	—	—	35	—	35
Other alternatives	—	—	39	2	41	—	—	—	—	—
Private equity	—	—	—	59	59	—	—	—	48	48
Real estate	—	—	—	26	26	—	—	—	29	29
Total alternatives	—	—	39	122	161	—	—	35	77	112
Commingled Funds	—	—	—	434	434	—	—	—	—	—
Short-Term Investments	71	—	—	—	71	102	—	—	—	102
Other (b)	12	—	—	—	12	36	—	—	—	36
Total assets at fair value	$366	$1,133	$39	$556	$2,094	$242	$1,757	$35	$77	$2,111
(a)In accordance with ASC Topic 820, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
(b)Includes cash, accrued income, and miscellaneous payables.

The following table sets forth a summary of changes in the fair value of U. S. Steel’s Other Benefits plan Level 3 assets for the years ended December 31, 2021 and 2020:

	Level 3 assets only
(In millions)	2021	2020
Balance at beginning of period	$35	$35
Transfers in and/or out of Level 3	(35)	—
Actual return on plan assets:
Realized gain	—	—
Net unrealized loss	1	—
Purchases, sales, issuances and settlements:
Purchases	39	2
Sales	(1)	(2)
Balance at end of period	$39	$35

U. S. Steel’s investment strategy for its U.S. pension and Other Benefits plan assets provides for a diversified mix of high quality bonds, public equities and selected smaller investments in private equities, private credit, timber and mineral interests. For its U.S. pension, U. S. Steel has a target allocation for plan assets of 50 percent in corporate bonds, government bonds and mortgage, private credit, and asset-backed securities. The balance is invested in equity securities, timber, private equity and real estate partnerships. U. S. Steel believes that returns on equities over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds tend to offset some of the short-term volatility of stocks. Both equity and fixed-income investments are made across a broad range of industries and companies (both domestic and foreign) to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel will use a 6.90 percent assumed rate of return on assets for the development of net periodic cost for the main defined benefit pension plan in 2022. Actual returns since the inception of the plan have exceeded this 6.90 percent rate and while recent annual returns have been volatile, it is U. S. Steel’s expectation that rates will achieve this level in future periods.

The UPI investment strategy for its pension plan is to minimize the volatility of the value of pension assets relative to obligations and to ensure assets are sufficient to pay plan benefits. To achieve this strategy, UPI has a liability driven allocation of 60 percent in fixed income with the balance primarily invested in return seeking U.S. and global equity. UPI will use a 5.35 percent assumed rate of return on assets for the development of net periodic cost for the UPI defined benefit pension plan in 2022.

For its Other Benefits plan, U. S. Steel is employing a liability driven investment strategy. The plan assets are allocated to match the plan cash flows with maturing investments. To achieve this strategy, U. S. Steel has a target allocation for plan assets of 72 percent in fixed income and private credit. The balance is primarily invested in equity securities, timber, private equity and real estate partnerships. U. S. Steel will use a 4.50 percent assumed rate of return on assets for the development of net periodic cost for its Other Benefit plans for 2022. The 2022 assumed rate of return was updated after a review of capital market forecasted returns based on target allocations. As a result, the expected asset return for 2022 was increased to 4.50 percent from the rate of return used for 2021 domestic net periodic benefit cost of 4.25 percent.

Steelworkers Pension Trust

For most bargaining unit employees participating in the SPT, U. S. Steel contributed to the SPT a fixed dollar amount for each hour worked of $3.35 through December 31, 2020. SPT contributions per hour worked increased to $3.50 effective January 1, 2021. U. S. Steel’s contributions to the SPT represented greater than 5% of the total combined contributions of all employers participating in the plan for the years ended December 31, 2021, 2020 and 2019.

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

U. S. Steel’s participation in the SPT for the annual periods ended December 31, 2021, 2020 and 2019 is outlined in the table below.

	Employer Identification Number/ Pension Plan Number	Pension Protection Act Zone Status as of December 31 (a)		FIP/RP Status Pending/Implemented(b)	U.S. Steel Contributions (in millions)			Surcharge Imposed(c)		Expiration Date of Collective Bargaining Agreement
Pension Fund		2021	2020		2021	2020	2019	2021	2020
Steelworkers Pension Trust	23-6648508/499	Green	Green	No	$75	$76	$77	No	No	September 1, 2022
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

Employer Contributions – U. S. Steel did not make any voluntary or mandatory contributions to the U. S. Steel Retirement Plan Trust in 2021 or 2020. The U. S. Steel Retirement Plan Trust is the funding vehicle for the Company's main defined benefit pension plan.

For pension plans not funded by trusts, U. S. Steel made $11 million, $7 million and $8 million of pension payments not funded by trusts in 2021, 2020 and 2019, respectively.

Cash payments totaling $46 million, $46 million and $45 million were made for other post-employment benefit payments not funded by trusts in 2021, 2020 and 2019, respectively. In 2021, 2020 and 2019, U. S. Steel continued to use assets from our VEBA trust for represented retiree health care and life insurance benefits to pay USW post-employment benefit claims.

Estimated Future Benefit Payments – The following benefit payments, which reflect expected future service as appropriate, are expected to be paid from U. S. Steel’s defined benefit plans:

(In millions)	Pension Benefits	Other Benefits
2022	$407	$135
2023	397	130
2024	427	127
2025	378	127
2026	368	126
Years 2027 - 2029	1,690	562

Defined contribution plans
U. S. Steel also contributes to several defined contribution plans for its salaried employees. Effective January 1, 2016, all non-represented salaried employees in North America receive pension benefits in the form of a separate retirement account through a defined contribution plan with contribution percentages based upon age, for which company contributions totaled $20 million, $10 million and $23 million in 2021, 2020 and 2019, respectively. U. S. Steel’s matching contributions to salaried employees’ defined contribution plans, which are 100 percent of the employees’ contributions up to six percent of their eligible salary, totaled $18 million, $8 million and $18 million in 2021, 2020 and 2019, respectively. U. S. Steel also maintains non-qualified defined contribution plans to provide benefits which are otherwise limited by the Internal Revenue Code for qualified plans. U. S. Steel’s contributions under these defined contribution plans totaled $1 million, $1 million, and $1 million in 2021, 2020 and 2019, respectively.

Most represented employees are eligible to participate in a defined contribution plan where there is no company match on savings except for certain Tubular hourly employees. Effective with the 2015 Labor Agreement, represented hires on or after January 1, 2016 are eligible for a $0.50 per hour savings account contribution. As a result of the 2018 Labor Agreements, the savings account contribution for each hour worked will increase to $0.55 effective January 1, 2019, $0.60 effective January 1, 2020, and $0.65 effective January 1, 2021. These Company contributions for represented employees totaled $4 million, $4 million and $3 million in 2021, 2020 and 2019, respectively.

Other post-employment benefits
The Company provides benefits to former or inactive employees after employment but before retirement. Certain benefits including workers’ compensation and black lung benefits represent material obligations to the Company and under the guidance for nonretirement post-employment benefits, have historically been treated as accrued benefit obligations. Liabilities for these benefits recorded at December 31, 2021, totaled $110 million as compared to $115 million at December 31, 2020. Liability amounts were developed assuming a discount rate of 2.87% and 2.54% at December 31, 2021 and 2020. Net periodic benefit cost for these benefits is projected to be $15 million in 2022 compared to $17 million in 2021 and $20 million in 2020.

Pension Funding

In March 2021, the American Rescue Plan Act (ARPA - H.R. 1319) further extended the pension relief interest rate corridor used to measure defined benefit pension obligations for calculating minimum annual contributions. The new interest rate formula results in higher interest rates for minimum funding calculations as compared to prior law over the next few years, which will improve the funded status of our main defined benefit pension plan and reduce minimum required contributions.

U. S. Steel will monitor the funded status of the plan to determine when voluntary contributions may be prudent in order to mitigate potentially larger mandatory contributions in later years.

19. Asset Retirement Obligations

U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine, landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs for the years ended December 31, 2021 and 2020:

	December 31,
(In millions)	2021	2020
Balance at beginning of year	$60	$58
Additional obligations incurred	3	5
Obligations settled	(7)	(7)
Change in estimate of obligations	(1)	—
Foreign currency translation effects	(1)	1
Accretion expense	12	3
Balance at end of period	$66	$60

Certain AROs related to disposal costs of the majority of fixed assets at our integrated steel facilities have not been recorded because they have an indeterminate settlement date. These AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

20. Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, current accounts and notes receivable, accounts payable and accrued interest included in the Consolidated Balance Sheet approximate fair value. See Note 16 for disclosure of U. S. Steel’s derivative instruments, which are accounted for at fair value on a recurring basis.

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

The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Short-term and long-term debt (a)	$4,379	$3,702	$5,323	$4,806
(a)Excludes finance lease obligations.

The fair value of long-term debt was determined using Level 2 inputs which were derived from quoted market prices.

Fair value of the financial assets and liabilities disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.
Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees see Note 26.

21. Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions)	Pension and Other Benefit Items	Foreign Currency Items	Unrealized Gain (Loss) on Derivatives	Total
Balance at December 31, 2019	$(843)	$381	$(16)	$(478)
Other comprehensive income (loss) before reclassifications	271	68	(49)	290
Amounts reclassified from AOCI (a)	114	—	27	141
Net current-period other comprehensive income (loss)	385	68	(22)	431
Balance at December 31, 2020	$(458)	$449	$(38)	$(47)
Other comprehensive income (loss) before reclassifications	297	(78)	(56)	163
Amounts reclassified from AOCI (a)	136	—	79	215
Net current-period other comprehensive income (loss)	433	(78)	23	378
Balance at December 31, 2021	$(25)	$371	$(15)	$331
(a)See table below for further details.

(In millions) (a)	Amount reclassified from AOCI
Details about AOCI components	2021	2020	2019
Amortization of pension and other benefit items
Prior service costs (a)	$(27)	$(4)	$31
Actuarial losses (a)	109	129	135
Settlements, termination and curtailment gains (a)	100	2	3
UPI purchase accounting adjustment	—	23	—
Total pensions and other benefits items	182	150	169
Derivative reclassifications to Consolidated Statements of Operations	105	32	22
Total before tax	287	182	191
Tax provision	(72)	(41)	(48)
Net of tax	$215	$141	$143
(a)These AOCI components are included in the computation of net periodic benefit cost (see Note 18 for additional details).

22. Supplemental Cash Flow Information

	Year Ended December 31,
(In millions)	2021	2020	2019
Net cash (used in) provided by operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(319)	$(248)	$(151)
Income taxes (paid) refunded	$(75)	$45	$38
Non-cash investing and financing activities:
Change in accrued capital expenditures	$40	$(121)	$(70)
U. S. Steel common stock issued for employee/non-employee director stock plans	$28	$19	$19
Capital expenditures funded by finance lease borrowings	$18	$31	$46
Export Credit Agreement (ECA) financing	$23	$34	$—
Big River Steel put and call options (a)	$—	$—	$21
(a)The Big River Steel put and call options amount represents the excess of the Class B Common Put Option and the Class B Common Call Option liabilities over the U. S. Steel Call Option asset from U. S. Steel's acquisition of its 49.9% ownership interest in Big River Steel on October 31, 2019. The exercise of the U. S. Steel Call Option on December 8, 2020 legally extinguished the remaining Big River Steel put and call options. See Note 7 for further details. U. S. Steel completed the purchase of the remaining interest in Big River Steel on January 15, 2021. See Note 5 for further details.

23. Transactions with Related Parties

Related party sales and service transactions are primarily related to equity investees and were $1,311 million, $976 million and $1,431 million in 2021, 2020 and 2019, respectively.

Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $98 million and $86 million at December 31, 2021 and 2020, respectively for invoicing and receivables collection services provided by U. S. Steel on PRO-TEC's behalf. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $1 million and $19 million for the periods ending December 31, 2021 and 2020, respectively.

Purchases from related parties for outside processing services provided by equity investees amounted to $38 million, $90 million and $31 million during 2021, 2020 and 2019, respectively. Purchases of iron ore pellets from related parties amounted to $111 million, $78 million and $104 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

24. Leases

Operating lease assets consist primarily of office space, heavy mobile equipment used in our mining operations and facilities and equipment under operating service agreements for electricity generation and scrap processing. We also have operating lease assets for light mobile equipment and information technology assets. The Company also has short term leases related to transportation services for which we apply the short-term lease exception. Significant finance leases primarily consist of heavy mobile equipment used in our mining operations (see Note 17 for further details). Variable lease payments are primarily related to operating service agreements where payment is solely dependent on consumption of certain services, such as raw material and by-product processing. Most long-term leases include renewal options and, in certain leases, purchase options. Generally, we are not reasonably certain that these options will be exercised. We have residual value guarantees under certain light mobile equipment leases. There is no impact to our leased assets for residual value guarantees as the potential loss is not probable (see “Other Contingencies” in Note 26 for further details). We do not have material restrictive covenants associated with our leases or material amounts of sublease income. From time to time, U. S. Steel may enter into arrangements for the construction or purchase of an asset and then enter into a financing arrangement to lease the asset. U. S. Steel recognizes leased assets and liabilities under these arrangements when it obtains control of the asset.
The following table summarizes the lease amounts included in our Consolidated Balance Sheet as of December 31, 2021.

(In millions)	Balance Sheet Location	December 31, 2021	December 31, 2020
Assets
Operating	Operating lease assets (a)	$185	$214
Finance	Property, plant and equipment (b)	101	73
Total Lease Assets		$286	$287

Liabilities
Current
Operating	Current operating lease liabilities	$58	$59
Finance	Current portion of long-term debt	16	16
Non-Current
Operating	Noncurrent operating lease liabilities	136	163
Finance	Long-term debt less unamortized discount and issue costs	76	65
Total Lease Liabilities		$286	$303
(a) Operating lease assets are recorded net of accumulated amortization of $128 million and $96 million as of December 31, 2021, and December 31, 2020, respectively.
(b) Finance lease assets are recorded net of accumulated depreciation of $59 million and $40 million as of December 31, 2021, and December 31, 2020, respectively.

The following table summarizes lease costs included in our Consolidated Statement of Operations for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

(In millions)	Classification	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating Lease Cost (a)	Cost of sales	$69	$67	$81
Operating Lease Cost	Selling, general and administrative expenses	14	14	11
Finance Lease Cost
Amortization	Depreciation, depletion and amortization	21	14	7
Interest	Interest expense	9	4	3
Total Lease Cost		$113	$99	$102
(a) Operating lease cost recorded in cost of sales includes $11 million, $7 million and $15 million of variable lease cost for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively. An immaterial amount of variable lease cost was included in cost of sales and selling, general and administrative expenses for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively. $1 million of short-term lease cost is included in cost of sales and selling, general and administrative expenses for both of the years ended December 31, 2021, and December 31, 2020. An immaterial amount of short-term lease cost is included in cost of sales and selling, general and administrative expenses for the year ended December 31, 2019.

Lease liability maturities as of December 31, 2021, are shown below.

(In millions)	Operating	Finance	Total
2022	$68	$20	$88
2023	48	20	68
2024	38	18	56
2025	28	15	43
2026	19	12	31
After 2026	22	18	40
Total Lease Payments	$223	$103	$326
Less: Interest	29	11	40
Present value of lease liabilities	$194	$92	$286

Lease terms and discount rates are shown below.

December 31, 2021
Weighted average lease term
Finance	5 years
Operating	4 years

Weighted average discount rate
Finance	4.16%
Operating	6.56%

Supplemental cash flow information related to leases is as follows:

(In millions)	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$70	$71	$72
Operating cash flows from finance leases	9	4	3
Financing cash flows from finance leases	30	13	7
Right-of-use assets exchanged for lease liabilities:
Operating leases	40	41	53
Finance leases	18	31	46

25. Restructuring and Other Charges
During 2021, the Company recorded restructuring and other charges of $128 million, which consists of charges of $29 million for Great Lakes Works, charges of approximately $89 million related to the planned sale of a component within the Flat-Rolled segment and environmental-related charges at other facilities of $10 million. Cash payments were made related to severance and exit costs of approximately $58 million.

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

The activity in the accrued balances incurred in relation to restructuring during the years ended December 31, 2021, and December 31, 2020, were as follows:

(in millions)	Employee Related Costs	Exit Costs	Non-cash Charges	Total
Balance at December 31, 2019	$87	$125	$—	$212
Additional charges	81	53	4	$138
Cash payments/utilization	(117)	(52)	(4)	(173)
Balance at December 31, 2020	$51	$126	$—	$177
Additional charges	76	51	1	128
Cash payments/utilization(a)	(36)	(28)	(1)	(65)
Balance at December 31, 2021	$91	$149	$—	$240
(a)$7 million of payments were made from the pension fund trust assets in the Employee Related Cost column.

Accrued liabilities for restructuring and other cost reduction programs are included in the following balance sheet lines:

(in millions)	December 31, 2021	December 31, 2020
Accounts payable	$34	$34
Payroll and benefits payable	2	29
Employee benefits	88	22
Deferred credits and other noncurrent liabilities	116	92
Total	$240	$177

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

Asbestos matters – As of December 31, 2021, U. S. Steel was a defendant in approximately 915 active cases involving approximately 2,505 plaintiffs. The vast majority of these cases involve multiple defendants. About 1,545, or approximately 61 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. At December 31, 2020, U. S. Steel was a defendant in approximately 855 cases involving approximately 2,445 plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

The following table shows the number of asbestos claims in the current year and the prior two years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2019	2,320	195	265	2,390
December 31, 2020	2,390	240	295	2,445
December 31, 2021	2,445	198	258	2,505
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
Further, U. S. Steel does not believe that an accrual for unasserted claims is required. At any given reporting date, it is probable that there are unasserted claims that will be filed against the Company in the future. The Company engages an outside valuation consultant to assist in assessing its ability to estimate an accrual for unasserted claims. This assessment is based on the Company's settlement experience, including recent claims trends. This analysis focuses on settlements made over the last several years as these claims are likely to best represent future claim characteristics. After review by the valuation consultant and U. S. Steel management, it was determined that the Company could not estimate an accrual for unasserted claims.
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

	Year Ended December 31,
(In millions)	2021	2020
Beginning of period	$146	$186
Accruals for environmental remediation deemed probable and reasonably estimable	43	7
Obligations settled	(31)	(47)
End of period	$158	$146

Accrued liabilities for remediation activities are included in the following Consolidated Balance Sheet lines:

(In millions)	December 31, 2021	December 31, 2020
Accounts payable	$65	$43
Deferred credits and other noncurrent liabilities	93	103
Total	$158	$146

Expenses related to remediation are recorded in cost of sales and were $47 million for the year ended December 31, 2021. Expenses for the years ended December 31, 2020 and December 31, 2019 were immaterial. It is not currently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 15 to 30 percent.

Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

(1) Projects with Ongoing Study and Scope Development – Projects which are still in the development phase. For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are four environmental remediation projects where additional costs for completion are not currently estimable, but could be material. These projects are at Fairfield Works, Lorain Tubular, USS-UPI LLC (UPI) formerly known as USS-POSCO Industries and the former steelmaking plant at Joliet, Illinois. As of December 31, 2021, accrued liabilities for these projects totaled $1 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $22 million to $36 million.

(2) Significant Projects with Defined Scope – Projects with significant accrued liabilities with a defined scope. As of December 31, 2021, there are three significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $102 million. These projects are: Gary Resource Conservation and Recovery Act (RCRA) (accrued liability of $24 million), Duluth Works (accrued liability of $59 million) and the former Geneva facility (accrued liability of $19 million).

(3)     Other Projects with a Defined Scope – Projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are three other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at December 31, 2021 was $6 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each have an accrued liability of less than $1 million each. The total accrued liability for these projects at December 31, 2021 was approximately $5 million. The Company does not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $24 million at December 31, 2021 and were based on known scopes of work.

Administrative and Legal Costs – As of December 31, 2021, U. S. Steel had an accrued liability of $10 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to comply with various regulations, laws, and other requirements relating to the environment. Such capital expenditures totaled $27 million and $42 million In 2021 and 2020, respectively. U. S. Steel anticipates making additional such expenditures in the future, which may be material; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
EU Environmental Requirements – Phase IV of the EU Emissions Trading System (EU ETS) commenced on January 1, 2021 and will finish on December 31, 2030. The European Commission issued final approval of the Slovak National Allocation table in July 2021. The Slovak Ministry of Environment, after consent from the European Commission, allocated free allowances to USSE in December 2021. The final volume was reduced to reflect USSE production cuts in 2019 and 2020. In the fourth quarter of 2020 USSE started purchasing European Union Allowances (EUA) for the Phase IV period. As of December 31, 2021, we have purchased approximately 4.0 million EUA totaling €176 million (approximately $199 million) to fully cover the estimated 2021 shortfall and 1.1 million EUA totaling €68 million (approximately $77 million) to cover the expected 2022 shortfall of emission allowances.
The EU's Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to comply with or go beyond BAT requirements is €138 million (approximately $156 million) over the actual program period. These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. USSK complied with these covenants as of December 31, 2021. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g. bank guarantee) to secure 50 percent of the EU funding received.
Environmental indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were divested. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties divested and deconsolidated. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $158 million of accrued liabilities for remediation discussed above), there are no other known probable and estimable environmental liabilities related to these transactions.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $7 million at December 31, 2021.
Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $13 million at December 31, 2021). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $216 million as of December 31, 2021, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by the Credit Facility Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $78 million and $133 million at December 31, 2021 and December 31, 2020 respectively.
Capital Commitments – At December 31, 2021, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $1,483 million.

Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

2022	2023	2024	2025	2026	Later years	Total
$513	$568	$334	$329	$251	$705	$2,700

The majority of U. S. Steel’s unconditional purchase obligations relate to the supply of industrial gases, and certain energy and utility services with terms ranging from two to 15 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of December 31, 2021, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $78 million.

Total payments relating to unconditional purchase obligations were approximately $767 million in 2021, $553 million in 2020 and $653 million in 2019.

27. Common Stock Issued and Repurchased

On October 28, 2021, U. S. Steel announced a common stock repurchase program that allowed for the repurchase of up to $300 million of its outstanding common stock from time to time in the open market or privately negotiated transactions. U. S. Steel repurchased 6,556,855 shares of common stock for approximately $150 million under this program during 2021.
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
28. Subsequent Event

On January 24, 2022, the Board of Directors authorized a $500 million increase to its stock repurchase program under which it may acquire shares of the Company's outstanding common stock at the discretion of management. The shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending upon the market conditions. Under the program, the purchases will be funded from cash on hand, and the repurchased shares will be held as treasury shares.

FIVE-YEAR OPERATING SUMMARY (Unaudited)

(Thousands of tons, unless otherwise noted)	2021	2020	2019	2018	2017
Raw Steel Production
Gary, IN	5,664	4,675	4,974	5,958	5,755
Great Lakes, MI	—	328	1,964	2,369	2,592
Mon Valley, PA	2,668	2,552	2,331	2,640	2,473
Granite City, IL	1,549	1,758	2,140	926	—
Total Flat-Rolled facilities	9,881	9,313	11,409	11,893	10,820
Mini Mill facility	2,688	—	—	—	—
U. S. Steel Košice	4,931	3,366	3,903	5,023	5,091
Tubular facility	464	16	—	—	—
Total	17,964	12,695	15,312	16,916	15,911
Raw Steel Capability
Flat-Rolled	13,200	17,000	17,000	17,000	17,000
Mini Mill	3,300	—	—	—	—
USSE	5,000	5,000	5,000	5,000	5,000
Tubular (c)	900	900	—	—	—
Total	22,400	22,900	22,000	22,000	22,000
Production as % of total capability:
Flat-Rolled	58%	55%	67%	70%	64%
Mini Mill	81%	—%	—%	—%	—%
USSE	99%	67%	78%	100%	102%
Tubular (c)	52%	7%	—%	—%	—%
Coke Production
Flat-Rolled	3,848	2,557	3,485	3,718	3,416
USSE	1,548	1,116	1,328	1,514	1,497
Total	5,396	3,673	4,813	5,232	4,913
Iron Ore Pellet Production (a)
Total	23,369	16,981	21,450	23,054	23,246
Steel Shipments by Segment (b)
Flat-Rolled	9,018	8,711	10,700	10,510	9,887
Mini Mill	2,230	—	—	—	—
USSE	4,302	3,041	3,590	4,457	4,585
Tubular	444	464	769	780	688
Total steel shipments	15,994	12,216	15,059	15,747	15,160
Average Realized Price (dollars per net ton)
Flat-Rolled	$1,172	$718	$753	$811	$726
Mini Mill	$1,314	$—	$—	$—	$—
USSE	$966	$626	$652	$693	$622
Tubular	$1,696	$1,271	$1,450	$1,483	$1,253
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

FIVE-YEAR OPERATING SUMMARY (Unaudited) (Continued)

(Thousands of net tons)	2021	2020	2019	2018	2017
Steel Shipments by Market - North American Facilities (a) (c)
Steel service centers	2,660	1,450	1,902	1,904	1,953
Further conversion:
Trade customers	2,385	2,063	2,823	2,273	1,738
Joint ventures (b)	490	415	819	810	715
Transportation and automotive (b)	2,372	2,012	2,620	2,874	2,982
Construction and construction products	1,524	1,295	1,120	991	951
Containers and packaging	959	913	652	768	715
Appliances and electrical equipment	679	497	570	599	594
Oil, gas and petrochemicals	426	430	725	742	647
All other	197	100	238	329	280
Total	11,692	9,175	11,469	11,290	10,575
Steel Shipments by Market - USSE
Steel service centers	995	690	740	799	761
Further conversion:
Trade customers	314	202	214	287	284
Transportation and automotive	590	517	676	728	708
Construction and construction products	1,346	775	1,048	1,637	1,831
Containers and packaging	449	435	440	439	438
Appliances and electrical equipment	266	194	220	261	247
Oil, gas and petrochemicals	8	5	—	11	10
All other	334	223	252	295	306
Total	4,302	3,041	3,590	4,457	4,585
(a)Does not include shipments by joint ventures and other equity investees of U. S. Steel, but instead reflects the shipments of substrate materials, primarily hot-rolled and cold-rolled sheets, to those entities.
(b)PRO-TEC automotive substrate shipments are included in the Transportation and Automotive category.
(c)Shipments previously reported in 2018 and 2017 as Exports have been reclassified to one of the other categories to which they relate.

FIVE-YEAR FINANCIAL SUMMARY (Unaudited) (Continued)

(Dollars in millions, except per share amounts)	2021	2020	2019	2018	2017
Net sales by segment:
Flat-Rolled	$12,358	$7,279	$9,560	$9,912	$8,491
Mini Mill	$3,516	$—	$—	$—	$—
USSE	4,266	1,970	2,420	3,228	2,974
Tubular	809	646	1,191	1,236	945
Total reportable segments	$20,949	$9,895	$13,171	$14,376	$12,410
Other	101	162	168	186	179
Intersegment sales	(775)	(316)	(402)	(384)	(339)
Total	$20,275	$9,741	$12,937	$14,178	$12,250
Segment earnings (loss) before interest and income taxes:
Flat-Rolled	$2,630	$(596)	$196	$883	$375
Mini Mill	$1,206	$—	$—	$—	$—
USSE	975	9	(57)	359	327
Tubular	1	(179)	(67)	(58)	(99)
Total reportable segments	$4,812	$(766)	$72	$1,184	$603
Other	(11)	(39)	23	55	44
Items not allocated to segments (b)	145	(270)	(325)	(115)	22
Total (loss) earnings before interest and income taxes (a)	$4,946	$(1,075)	$(230)	$1,124	$669
Net interest and other financial costs (a)	602	232	222	312	368
Income tax provision expense (benefit)	170	(142)	178	(303)	(86)
Net (loss) earnings attributable to United States Steel Corporation	$4,174	$(1,165)	$(630)	$1,115	$387
Per common share:
- Basic	$15.77	$(5.92)	$(3.67)	$6.31	$2.21
- Diluted	$14.88	$(5.92)	$(3.67)	$6.25	$2.19
(a)Amount has been adjusted to include $61 million in 2017 of postretirement benefit expense (other than service cost) related to the retrospective presentation change of net periodic benefit cost of our defined benefit pension and other post-employment benefits as a result of the adoption of Accounting Standards Update 2017-07, Compensation - Retirement Benefits on January 1, 2018.
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

See “Item 8. Financial Statements and Supplementary Data – Management’s Reports to Stockholders – Internal Control Over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm

See “Item 8. Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fourth quarter of 2021 which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.
PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the directors of U. S. Steel required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Election of Directors” in U. S. Steel’s Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than 120 days after the end of the fiscal year. Information concerning the Audit Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Corporate Governance - Board Committees – Audit” in U. S. Steel’s Proxy Statement for the 2022 Annual Meeting of Stockholders. Information regarding the Nominating Committee required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Corporate Governance - Board Committees – Corporate Governance & Sustainability” in U. S. Steel’s Proxy Statement for the 2022 Annual Meeting of Stockholders. Information regarding the ability of stockholders to communicate with the Board of Directors is incorporated and made part hereof by reference to the material appearing under the heading “Corporate Governance - Commitment to Stockholder Engagement - Communications from Stockholders and Interested Parties” in U. S. Steel’s Proxy Statement for the 2022 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Delinquent Section 16(a) Reports” in U. S. Steel’s Proxy Statement for the 2022 Annual Meeting of Stockholders. Information concerning the executive officers of U. S. Steel is contained in Part I of this Form 10-K under the caption “Information about our Executive Officers.”

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

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Compensation & Organization Committee Report” in U. S. Steel’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (1) (b)
Equity compensation plans approved by security holders (a)	11,337,288	$25.31	13,329,554
Equity compensation plans not approved by security holders(c)	—	(one for one)	—
Total	11,337,288	—	13,329,554
(a)The numbers in columns (1) and (2) of this row contemplate all shares that could potentially be issued as a result of outstanding grants under the 2005 Stock Incentive Plan and the 2016 Omnibus Incentive Compensation Plan, as amended and restated as of December 31, 2021. (For more information, see Note 15 to the Consolidated Financial Statements. Column (1) includes (i) 548,583 shares of common stock that could be issued for the Common Stock Units outstanding under the Deferred Compensation Program for Non-Employee Directors and (ii) 5,429,252 shares that could be issued for the 2,714,626 performance awards outstanding under the Long-Term Incentive Compensation Program (a program under the 2016 Omnibus Incentive Compensation Plan, as amended and restated). The calculation in column (2) does not include the Common Stock Units since the weighted average exercise price for Common Stock Units is one for one; that is, one share of common stock will be given in exchange for each unit of such phantom stock accumulated through the date of the director’s retirement. Also, the calculation in column (2) does not include the performance awards since the shares issued for performance awards can range from zero for one to two for one; that is, performance awards may result in up to 5,429,252 of common stock being issued (two for one), or some lesser number of shares (including zero shares of common stock issued), depending upon the Corporation’s common stock performance versus that of a peer group of companies or the Corporation's return on capital employed performance over a performance period.
(b)Represents shares available under the 2016 Omnibus Incentive Compensation Plan, as amended and restated.
(c)At December 31, 2021, U. S. Steel had no securities remaining for future issuance under equity compensation plans that had not been approved by security holders. Column (1) represents Common Stock Units that were issued pursuant to the Deferred Compensation Plan for Non-Employee Directors prior to its being amended to make it a program under the 2005 Stock Incentive Plan and 2016 Omnibus Incentive Compensation Plan, as amended and restated. The weighted average exercise price for Common Stock Units in column (2) is one for one; that is, one share of common stock will be given in exchange for each unit of phantom stock upon the director’s retirement from the Board of Directors. All future grants under this amended plan/program will count as shares issued under to the 2016 Omnibus Incentive Compensation Plan, as amended and restated, a stockholder approved plan.

Other information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Stock Ownership of Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” in U. S. Steel’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Corporate Governance - Respect to Related Person Transactions Policy” and “Corporate Governance – Director Independence” in U. S. Steel’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Audit Fees” in U. S. Steel’s Proxy Statement for the 2022 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

A. Documents Filed as Part of the Report

1.    Financial Statements and Supplementary Data
Financial Statements filed as part of this report are included in “Item 8 – Financial Statements and Supplementary Data” list on page 61.

2.    Financial Statement Schedules
“Schedule II – Valuation and Qualifying Accounts and Reserves" for years ended December 31, 2021, 2020, and 2019 is included on page 107. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

B. Exhibits

Exhibit No.

2.    Plan of acquisition, reorganization, arrangement, liquidation or succession

(a)
Call Option Equity Purchase Agreement, by and among U. S. Steel Holdco LLC, Big River Steel Holdings LLC, Pinnacle Mountain Holding Company III, LLC and Consolidated Steel Equity Investors, LLC, dated as of December 15, 2020.
Incorporated by reference to Exhibit 2.1 to United States Steel Corporation's Form 8-K filed on December 18, 2020, Commission File Number 1-16811.

3.    Articles of Incorporation and By-Laws

(a)	Amended and Restated Certificate of Incorporation of United States Steel Corporation, dated April 25, 2017	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation's Form 8-K filed on April 28, 2017, Commission File Number 1-16811.

(b)	Amended and Restated By-Laws of United States Steel Corporation, dated as of October 26, 2021.	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation's Form 8-K filed on October 28, 2021, Commission File Number 1-16811.
4.    Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Indenture between United States Steel Corporation and The Bank of New York Mellon (f/k/a The Bank of New York, dated as of May 21, 2007.	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on May 22, 2007, Commission File Number 1-16811.

(b)	First Supplemental Indenture between United States Steel Corporation and The Bank of New York Mellon(f/k/a The Bank of New York, dated as of May 21, 2007).	Incorporated by reference to Exhibit 4.2 to United States Steel Corporation’s Form 8-K filed on May 22, 2007, Commission File Number 1-16811.

(c)	Tenth Supplemental Indenture between United States Steel Corporation and The Bank of New York Mellon, dated as of February 11, 2021.	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on February 11, 2021, Commission File Number 1-16811.

(d)	Indenture by and between United States Steel Corporation and The Bank of New York Mellon, dated as of October 21, 2019.	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on October 21, 2019, Commission File Number 1-16811.

(e)	Indenture among Big River Steel LLC, BRS Finance Corp., BRS Intermediate Holdings LLC, each Guarantor that may become party thereto and U.S. Bank National Association, dated as of September 18, 2020.	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on January 19, 2021, Commission File Number 1-16811.

(f)	Description of Securities.	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 10-K filed on February 14, 2020, Commission File Number 1-16811.

Certain long-term debt instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. U. S. Steel agrees to furnish to the Commission on request a copy of any instrument defining the rights of holders of long-term debt of U. S. Steel and of any subsidiary for which consolidated or unconsolidated financial statements are required to be filed.

10.    Material Contracts

(a)
Recapitalization and Equity Purchase Agreement by and among U. S. Steel Holdco LLC, BRS Stock Holdco LLC, Big River Steel Holdings LLC, the Equityholders of Big River Steel Corp. and Big River Steel Holdings LLC and United States Steel Corporation, dated as of September 30, 2019.
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on October 1, 2019, Commission File Number 1-16811.

(b)	Purchase and Sale Agreement by and among U. S. Steel Holdco LLC, United States Steel Corporation and TPG Growth II BDH, L.P, dated as of September 30, 2019.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on October 1, 2019, Commission File Number 1-16811.

(c)	Option Agreement by and between United States Steel Corporation and Stelco Inc., dated as of April 30, 2020. on and Stelco.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on April 30, 2020, Commission File Number 1-16811.

(d)	Underwriting Agreement by and between United States Steel Corporation and Credit Suisse Securities (USA) LLC on behalf of the several Underwriters, dated February 8, 2021.	Incorporated by reference to Exhibit 1.1 to United States Steel Corporation’s Form 8-K filed on February 11, 2021, Commission File Number 1-16811.

(e)	Membership Interest Purchase Agreement by and between United States Steel Corporation and Percy Acquisition LLC, dated June 7, 2021.**	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on June 8, 2021, Commission File Number 1-16811.

(f)
Fifth Amended and Restated Credit Agreement among United States Steel Corporation, the Lenders party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., dated as of October 25, 2019.
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on October 28, 2019, Commission File Number 1-16811.

(g)	Amendment No. 1 to Fifth Amended and Restated Credit Agreement, Second Amended and Restated Security Agreement and Second Amended and Restated Subsidiary Security Agreement, dated September 30, 2020.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on October 2, 2020, Commission File Number 1-16811.

(h)	Amendment No. 2 to Fifth Amended and Restated Credit Agreement, dated March 26, 2021.	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q filed on April 30, 2021, Commission File Number 1-16811.

(i)	Amendment No. 3 to Fifth Amended and Restated Credit Agreement, dated July 23, 2021.	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on July 30, 2021, Commission File Number 1-16811.

(j)	Second Amended and Restated Borrower Security Agreement between United States Steel Corporation and JPMorgan Chase Bank, N.A., dated as of October 25, 2019.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on October 28, 2019, Commission File Number 1-16811.

(k)	Second Amended and Restated Subsidiary Security Agreement between the Subsidiary Guarantors and JPMorgan Chase Bank, N.A., dated as of October 25, 2019.	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 8-K filed on October 28, 2019, Commission File Number 1-16811.

(l)	Agreement of Sale between United States Steel Corporation and The Industrial Development Board of the City of Hoover, dated as of October 1, 2019.	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 8-K filed on October 28, 2019, Commission File Number 1-16811.

(m)	Loan Agreement between United States Steel Corporation and the Allegheny County Industrial Development Authority, dated as of October 1, 2019.	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 8-K filed on October 28, 2019, Commission File Number 1-16811.

(n)
Credit Agreement, dated December 10, 2019, by and among United States Steel Corporation, KfW IPEX-Bank GMBH, as Mandated Lead Arranger and ECA Structuring Bank, KfW IPEX-Bank as Facility Agent, KfW IPEX-Bank as ECA Agent, and the financial institutions listed therein as lenders, and other parties party thereto from time to time
Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-K filed on February 14, 2020, Commission File Number 1-16811.

(o)	First Amendment to the Credit Agreement among United States Steel Corporation and KFW IPEX-BANK GMBH, dated as of November 17, 2020.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-K filed on February 12, 2021, Commission File Number 1-16811.

(p)
Agreement of Sale between United States Steel Corporation and The Industrial Development Board of the City of Hoover regarding $63,400,000 million 6.375% Environmental Improvement Revenue Bonds, Series 2020 (United States Steel Corporation Project), dated as of November 1, 2020.
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on November 24, 2020, Commission File Number 1-16811.

(q)
Loan Agreement dated between United States Steel Corporation and the Indiana Finance Authority regarding $33,300,000 Indiana Finance Authority Environmental Improvement Revenue Bonds, Series 2020A (United States Steel Corporation Project) and Indiana Finance Authority Environmental Improvement Revenue Refunding Bonds, Series 2020B (United States Steel Corporation Project), dated as of November 1, 2020.
Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on November 24, 2020, Commission File Number 1-16811.

(r)	First Amendment to ABL Credit Agreement by and among Big River Steel LLC, BRS Intermediate Holdings LLC, Goldman Sachs Bank USA and each lender party thereto, dated as of September 10, 2020.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on January 19, 2021, Commission File Number 1-16811.

(s)	Second Amendment to ABL Credit Agreement by and among Big River Steel LLC, BRS Intermediate Holdings LLC, Goldman Sachs Bank USA and each lender party thereto, dated as of July 23, 2021.	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q filed on July 30, 2021, Commission File Number 1-16811.

(t)
Bond Financing Agreement between Arkansas Development Finance Authority and each of Big River Steel LLC, BRS Finance Corp. and BRS Intermediate Holdings LLC relating to $265 million Arkansas Development Finance Authority Industrial Development Revenue Bonds (Big River Steel Project), Tax-Exempt Series 2020 (Green Bonds), dated as of September 10, 2020.
Incorporated by reference to Exhibit 10.2.1 to United States Steel Corporation’s Form 8-K filed on January 19, 2021, Commission File Number 1-16811.

(u)
Definitions Annex relating to Arkansas Development Finance Authority Industrial Development Revenue Bonds (Big River Steel Project), Tax-Exempt Series 2020 (Green Bonds), dated as of September 10, 2020.
Incorporated by reference to Exhibit 10.2.2 to United States Steel Corporation’s Form 8-K filed on January 19, 2021, Commission File Number 1-16811.

(v)
Bond Financing Agreement between Arkansas Development Finance Authority and each of Big River Steel LLC, BRS Finance Corp. and BRS Intermediate Holdings LLC relating to $487 million Arkansas Development Finance Authority Industrial Development Revenue Bonds (Big River Steel Project), Series 2019, dated as of May 31, 2019.
Incorporated by reference to Exhibit 10.3.1 to United States Steel Corporation’s Form 8-K filed on January 19, 2021, Commission File Number 1-16811.

(w)	Definitions Annex relating to Arkansas Development Finance Authority Industrial Development Revenue Bonds (Big River Steel Project), Series 2019, dated as of May 31, 2019.	Incorporated by reference to Exhibit 10.3.2 to United States Steel Corporation’s Form 8-K filed on January 19, 2021, Commission File Number 1-16811.

(x)
EUR 300,000,000 Unsecured Sustainability Linked Revolving Credit Facility Agreement among U. S. Steel Košice, s.r.o., and Commerzbank Aktiengesellschaft, ING Bank N.V., Komerèní banka, a.s., Slovenská sporiteåòa, a.s., Unicredit Bank Czech Republic and Slovakia , a.s., Ceskoslovenská Obchodná Banka, a.s., and Citibank Europe plc, dated September 29, 2021.
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on October 1, 2021, Commission File Number 1-16811.

(y)	United States Steel Corporation 2005 Stock Incentive Plan, Effective April 26, 2005.*	Incorporated by reference to Appendix B to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 11, 2005, Commission File Number 1-16811.

(z)	United States Steel Corporation 2005 Stock Incentive Plan, Amended and Restated Effective April 27, 2010.*	Incorporated by reference to Appendix A to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 12, 2010, Commission File Number 1-16811.

(aa)	United States Steel Corporation 2005 Stock Incentive Plan, Amended and Restated Effective April 29, 2014.*	Incorporated by reference to Appendix A to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 14, 2014, Commission File Number 1-16811.

(bb)	Form of Stock Option Grant under the Long-Term Incentive Compensation Program, a program under the United States Steel Corporation 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10(x) to United States Steel Corporation’s Form 10-K filed on February 27, 2007, Commission File Number 1-16811.

(cc)	Form of Performance Award Grant Agreement under the Long-Term Incentive Compensation Program, a program under the United States Steel Corporation 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on April 26, 2011, Commission File Number 1-16811.

(dd)	Form of Stock Option Grant Agreement under the Long-Term Incentive Compensation Program, a program under the United States Steel Corporation 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on April 26, 2011, Commission File Number 1-16811.

(ee)	Form of Restricted Stock Unit Retention Grant Agreement under the Long-Term Incentive Compensation Program, a program under the United States Steel Corporation 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q filed on April 26, 2011, Commission File Number 1-16811

(ff)	Form of Restricted Stock Unit Annual Grant Agreement under the Long-Term Incentive Compensation Program, a program under the United States Steel Corporation 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q filed on April 26, 2011, Commission File Number 1-16811.

(gg)	Form of Retention Performance Award Grant Agreement under the Long-Term Incentive Compensation Program, a program under the United States Steel Corporation 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 8-K filed on July 2, 2012, Commission File Number 1-16811.

(hh)	Form of Non-Qualified Stock Option Grant Agreement under the Long-Term Incentive Compensation Program, a program under the United States Steel Corporation 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on April 29, 2015, Commission File Number 1-16811.

(ii)	Administrative Regulations for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan, Amended and Restated Effective May 28, 2013.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on May 30, 2013, Commission File Number 1-16811.

(jj)	Administrative Regulations for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan, Amended and Restated Effective February 25, 2014.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on March 3, 2014, Commission File Number 1-16811.

(kk)
Administrative Procedures for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan, as Amended and Restated, and under the United States Steel Corporation 2010 Annual Incentive Compensation Plan, as amended February 24, 2015.*
Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on April 29, 2015, Commission File Number 1-16811.

(ll)
Administrative Procedures for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan, as Amended and Restated, and under the United States Steel Corporation Annual Incentive Compensation Plan, Effective February 22, 2016.*
Incorporated by reference to Exhibit 10(kk) to United States Steel Corporation’s Form 10-K filed on February 29, 2016, Commission File Number 1-16811.

(mm)	United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, a program under the 2005 Stock Incentive Plan, effective as of November 29, 2005.*	Incorporated by reference to Exhibit 10(d) to United States Steel Corporation’s Form 10-K filed on February 28, 2012, Commission File Number 1-16811.

(nn)	United States Steel Corporation 2010 Annual Incentive Compensation Plan, Effective April 27, 2010.*	Incorporated by reference to Appendix B to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 12, 2010, Commission File Number 1-16811.

(oo)	Form of Incentive Award Agreement under the United States Steel Corporation 2010 Annual Incentive Compensation Plan.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on April 29, 2015, Commission File Number 1-16811.

(pp)
Administrative Regulations for the Executive Management Annual Incentive Compensation Program under the United States Steel Corporation 2010 Annual Incentive Compensation Plan, as amended January 27, 2014.*
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on January 31, 2014, Commission File Number 1-16811.

(qq)
Administrative Procedures for the Executive Management Annual Incentive Compensation Program under the United States Steel Corporation 2010 Annual Incentive Compensation Plan, as amended January 27, 2015*
Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q filed on April 29, 2015, Commission File Number 1-16811.

(rr)
Administrative Procedures for the Executive Management Annual Incentive Compensation Program under the United States Steel Corporation 2010 Annual Incentive Compensation Plan, as amended February 22, 2016.*
Incorporated by reference to Exhibit 10(ll) to United States Steel Corporation’s Form 10-K filed on February 29, 2016, Commission File Number 1-16811.

(ss)
Administrative Procedures for the Executive Management Annual Incentive Compensation Program under the United States Steel Corporation 2010 Annual Incentive Compensation Plan, as amended November 1, 2016.*
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on November 2, 2016, Commission File Number 1-16811.

(tt)	United States Steel Corporation Supplemental Thrift Program, Amended and Restated Effective July 31, 2013.*	Incorporated by reference to Exhibit 10.7 to United States Steel Corporation’s Form 10-Q filed on October 29, 2013, Commission File Number 1-16811.

(uu)	United States Steel Corporation Supplemental Thrift Program, Amended and Restated Effective November 1, 2016.*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on November 2, 2016, Commission File Number 1-16811.

(vv)	United States Steel Corporation Supplemental Thrift Program, Amended and Restated Effective January 1, 2019.*	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q filed on May 3, 2019, Commission File Number 1-16811.

(ww)	United States Steel Corporation Non Tax-Qualified Retirement Account Program, Amended and Restated Effective November 13, 2013.	Incorporated by reference to Exhibit 10(dd) to United States Steel Corporation’s Form 10-K filed on February 25, 2014, Commission File Number 1-16811.

(xx)	United States Steel Corporation Non Tax-Qualified Retirement Account Program, Amended and Restated Effective January 1, 2016.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on November 2, 2016, Commission File Number 1-16811.

(yy)	United States Steel Corporation Non Tax-Qualified Retirement Account Program, Amended and Restated Effective January 1, 2019.*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on May 3, 2019, Commission File Number 1-16811.

(zz)	United States Steel Corporation Non Tax-Qualified Pension Plan, Amended and Restated Effective December 31, 2015.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on August 21, 2015, Commission File Number 1-16811.

(aaa)	United States Steel Corporation Executive Management Supplemental Pension Program, Amended and Restated Effective December 31, 2015.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on August 21, 2015, Commission File Number 1-16811.

(bbb)	United States Steel Corporation Supplemental Retirement Account Program, Amended and Restated Effective January 1, 2016.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on November 4, 2015, Commission File Number 1-16811.

(ccc)	United States Steel Corporation Supplemental Retirement Account Program, Amended and Restated Effective January 1, 2019.*	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q filed on May 3, 2019, Commission File Number 1-16811.

(ddd)	United States Steel Corporation Change in Control Severance Plan, Effective January 1, 2016.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on November 6, 2015, Commission File Number 1-16811.

(eee)	United States Steel Corporation Change in Control Severance Plan, Amended and Restated Effective July 28, 2020*.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on July 30, 2020, Commission File Number 1-16811.

(fff)	United States Steel Corporation Executive Severance Plan, Effective December 14, 2021.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on December 20, 2021, Commission File Number 1-16811.

(ggg)	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Effective April 26, 2016.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on April 27, 2016, Commission File Number 1-16811.

(hhh)	First Amendment to United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Effective February 28, 2017.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on April 26, 2017, Commission File Number 1-16811.

(iii)	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Amended and Restated Effective April 28, 2020*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on May 1, 2020, Commission File Number 1-16811.

(jjj)	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Amended and Restated Effective April 27, 2021.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on April 30, 2021, Commission File Number 1-16811.

(kkk)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Retention Grant)*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on July 27, 2016, Commission File Number 1-16811.

(lll)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Annual Grant)*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on July 27, 2016, Commission File Number 1-16811

(mmm)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan (Stock Option Grant).*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on July 27, 2016, Commission File Number 1-16811.

(nnn)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Annual Grant).*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on April 27, 2018, Commission File Number 1-16811.

(ooo)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Retention Grant).*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on April 27, 2018, Commission File Number 1-16811.

(ppp)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (TSR Grant).*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on April 27, 2018, Commission File Number 1-16811.

(qqq)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (ROCE Grant).*	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q filed on April 27, 2018, Commission File Number 1-16811.

(rrr)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (TSR Grant).*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on May 3, 2019, Commission File Number 1-16811.

(sss)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Cash Award Grant Agreement (ROCE Grant).*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on May 1, 2020, Commission File Number 1-16811.

(ttt)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Retention Grant).*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on May 1, 2020, Commission File Number 1-16811.

(uuu)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (2021 Grants).*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on April 30, 2021, Commission File Number 1-16811.

(vvv)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Cash Award Grant Agreement (2021 Grants).*	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q filed on April 30, 2021, Commission File Number 1-16811.

(www)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (2021 Grants).*	Incorporated by reference to Exhibit 10.6 to United States Steel Corporation’s Form 10-Q filed on April 30, 2021, Commission File Number 1-16811.

(xxx)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Retention Restricted Stock Unit Grant Agreement (2021 Grants).*	Incorporated by reference to Exhibit 10.7 to United States Steel Corporation’s Form 10-Q filed on April 30, 2021, Commission File Number 1-16811.

(yyy)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan TSR Performance Share Award Grant Agreement (2021 Grants).*	Incorporated by reference to Exhibit 10.8 to United States Steel Corporation’s Form 10-Q filed on April 30, 2021, Commission File Number 1-16811.

(zzz)
Administrative Procedures for the Executive Management Annual Compensation Incentive Program under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Effective February 27, 2018.*
Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q filed on April 27, 2018, Commission File Number 1-16811.

(aaaa)
Administrative Procedures for the Executive Management Annual Incentive Compensation Plan under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Effective February 26, 2019.*
Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on May 3, 2019, Commission File Number 1-16811.

(bbbb)
Administrative Procedures for the Executive Management Annual Incentive Compensation Plan under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Effective February 25, 2020.*
Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on May 1, 2020, Commission File Number 1-16811.

(cccc)
Administrative Procedures for the Executive Management Annual Incentive Compensation Plan under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Effective February 23, 2021.*
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on April 30, 2021, Commission File Number 1-16811.

(dddd)
United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, a program under the United States Steel Corporation 2016 Omnibus Incentive Plan, effective as of July 26, 2016, as amended on October 30, 2018.*
Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-K filed on February 15, 2019, Commission File Number 1-16811.

(eeee)
United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, a program under the United States Steel Corporation 2016 Omnibus Incentive Plan, effective as of July 26, 2016, as amended on October 28, 2019.*
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-K filed on February 14, 2020, Commission File Number 1-16811.

(ffff)	United States Steel Corporation Non-Employee Director Stock Program of the 2016 Omnibus Incentive Compensation Plan, Effective November 1, 2019.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-K filed on February 14, 2020, Commission File Number 1-16811.

(gggg)	Letter Agreement between Scott D. Buckiso and United States Steel Corporation, dated July 30, 2020.*	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-K filed on February 12, 2021, Commission File Number 1-16811.

(hhhh)	Separation Agreement and Release by and between Kevin P. Bradley and United Stated Steel Corporation, dated October 7, 2019.*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-K filed on February 14, 2020, Commission File Number 1-16811.

(iiii)	Separation Agreement and Release by and between Douglas R. Matthews and United States Steel Corporation, dated December 24, 2020.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-K filed on February 12, 2021, Commission File Number 1-16811.

10.1
Commitment Agreement by and among United States Steel Corporation, Banner Life Insurance Company, William Penn Life Insurance Company of New York and State Street Global Advisors Trust Company, dated November 9, 2021.**

10.2	ABL Credit Agreement by and among Big River Steel LLC, BRS Intermediate Holdings LLC, Goldman Sachs Bank USA and each lender party thereto, dated as of August 23, 2017.**

10.3	Supplemental Agreement No. 9 between U. S. Steel Košice, s.r.o. and ING Bank N.V., dated December 3, 2021.

10.4	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (2021 SVP Performance Awards)* **

10.5	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (2021 CEO Performance Award)* **

10.6	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Non-Qualified Stock Option Grant Agreement (2021 CEO PSO)* **

10.7
United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, a program under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Effective January 1, 2022.*

10.8	United States Steel Corporation Non-Employee Director Compensation Policy, Effective as of January 1, 2022.*

10.9	Form of Offer Letter to Kenneth E. Jaycox Jr., dated September 19, 2020.*

21.	List of Subsidiaries

23.	Consent of PricewaterhouseCoopers LLP

24.	Powers of Attorney

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

32.1.	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2.	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety Disclosure required under Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act

96.1	Technical Report Summary relating to the Minntac and Keetac iron ore mines, dated February 9, 2022.

101.
The following financial information from United States Steel Corporation's Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory plan or arrangement.
** Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Corporation hereby undertakes to furnish supplemental copies of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(Millions of Dollars)

		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Period
Year ended December 31, 2021:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$34	$16	$4	$—	$10	$44
Investments and long-term receivables reserve	5	—	—	—	1	4
Deferred tax valuation allowance:
Domestic	793	86	25	745	—	159
Foreign	3	—	—	—	—	3
Year ended December 31, 2020:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$28	$6	$2	$—	$2	$34
Investments and long-term receivables reserve	5	—	3	—	3	5
Deferred tax valuation allowance:
Domestic	560	240	2	—	9	793
Foreign	3	—	—	—	—	3
Year ended December 31, 2019:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$29	$—	$—	$—	$1	$28
Investments and long-term receivables reserve	5	—	—	—	—	5
Deferred tax valuation allowance:
Domestic	211	349	—	—	—	560
Foreign	3	—	—	—	—	3
Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 11, 2022

UNITED STATES STEEL CORPORATION

By:	/s/ Manpreet S. Grewal
Manpreet S. Grewal
Vice President, Controller & Chief Accounting Officer

Signature	Title

/s/ David B. Burritt	President & Chief Executive Officer & Director
David B. Burritt	(Principal Executive Officer)

/s/ Christine S. Breves	Senior Vice President & Chief Financial Officer
Christine S. Breves	(Principal Financial Officer)

/s/ Manpreet S. Grewal	Vice President, Controller & Chief Accounting Officer
Manpreet S. Grewal	(Principal Accounting Officer)

*	Director
Tracy A. Atkinson

*	Director
John J. Engel

*	Director
John V. Faraci

*	Director
Murry S. Gerber

*	Director
Jeh C. Johnson

*	Director
Paul A. Mascarenas

*	Director
Michael H. McGarry

*	Board Chair
David S. Sutherland

*	Director
Patricia A. Tracey

*	BY:	/s/ Manpreet S. Grewal
Manpreet S. Grewal
Attorney-in-Fact

GLOSSARY OF CERTAIN DEFINED TERMS

The following definitions apply to terms used in this document:

401(k) plans	defined contribution plans
ABL	Asset-Based Loan
ACE	Affordable Clean Energy
ACHD	Allegheny County Health Department
AD	antidumping
AD/CVD	antidumping and countervailing duty
ADFA	Arkansas Development Finance Authority
AISI	American Iron and Steel Institute
AMT	Alternative Minimum Tax
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ARPA	American Rescue Plan Act
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BART	Best Available Retrofit Technology
BAT	Best Available Technique
Big River Steel ABL Facility	Big River Steel amendment to its senior secured asset-based revolving credit facility
BOF	Basic Oxygen Furnace Steelmaking
BOP	Basic Oxygen Process
BRS	Big River Steel
BRS Intermediate	BRS Intermediate Holdings LLC
CAA	Clean Air Act
CAFC	U.S. Court of Appeals for the Federal Circuit
CAFE	Corporate Average Fuel Economy
CAMU	Corrective Action Management Unit
CBAM	Carbon Border Adjustment Mechanism
CDC	Chrome Deposit Corporation
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CIT	U.S. Court of International Trade
CMS	Corrective Measure Study
CO2	carbon dioxide
commodity purchase swaps	financial swaps associated with purchases of natural gas, zinc, tin and electricity
CORE	corrosion-resistant steel
COSO	Committee of Sponsoring Organizations of the Treadway Commission
cost cap	per capita dollar maximum the company is expected to pay per participant under the main U. S. Steel benefit plan
CPP	Clean Power Plan
Credit Facility Agreement	Fifth Amended and Restated Credit Facility Agreement
CRS	cold-rolled steel
CVD	countervailing duties
CWA	Clean Water Act
DAFW	OSHA Days Away From Work
DEC	Department of Environmental Conservation
DOC	U.S. Department of Commerce
DOJ	The United States Department of Justice
Double G	Double G Coatings Company LLC
EAF	Electric Arc Furnace
EBITDA	earnings before interest, taxes, depreciation and amortization
EC	European Commission
ECA	Export Credit Agreement
EGLE	Environment, Great Lakes and Energy
ERGs	employee resource groups
ERISA	Employee Retirement Income Security Act of 1974
ERW	electric resistance welded
EU	European Union
EU ETS	EU Emissions Trading System

ETS	Emissions Trading System
EUA	European Union Allowances
EWPM	electric-weld pipe mil
Export-Import Credit Agreement	Export-Import Transaction Specific Loan and Security Agreement
FASB	Financial Accounting Standards Board
FIFO	first in, first out
FIP	Federal Implementation Plan
Flat-Rolled	North American Flat-Rolled segment
foreign exchange forwards	foreign exchange forward sales contracts
FX	foreign exchange
GAAP	Generally Accepted Accounting Principles
Gateway	Gateway Energy and Coke Company LLC
GDPR	General Data Protection Regulation
GHG	greenhouse gas
GLNPO	Great Lakes National Program Office
Green Steels	steels made with low greenhouse gas emissions intensity
HDC	Hibbing Development Company
Hibbing	Hibbing Taconite Company
HRS	hot-rolled steel
IDEM	Indiana Department of Environmental Management
IEPA	Illinois Environmental Protection Agency
IRS	Internal Revenue Service
ISO	International Organization for Standardization
ITC	U.S. International Trade Commission
KDHE	Kansas Department of Health & Environment
Keetac	U. S. Steel’s iron ore operations at Keewatin, Minnesota
LIFO	last in, first out
MACT	Maximum Achievable Control Technology
Midwest	Midwest Plant
Minntac	U. S. Steel’s iron ore operations at Mt. Iron, Minnesota
mmbtus	Metric Million British Thermal Units
mnt	metric net ton
MPCA	Minnesota Pollution Control Agency
NAAQS	National Ambient Air Quality Standards
NAV	net asset value
NESHAP	National Emission Standards for Hazardous Air Pollutants
NGO	non-grain oriented
NLMK	NLMK Pennsylvania, LLC and NLMK Indiana,
non-GAAP	Non-Generally Accepted Accounting Principles
NOV	Notice of Violation
NOx	nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
OCTG	oil country tubular goods
Order	Administrative Order on Consent
Other Benefits	defined benefit retiree health care and life insurance plans
PADEP	Pennsylvania Department of Environmental Protection
Patriot	Patriot Premium Threading Services, LLC
PBO	Projected Benefit Obligations
PCAOB	Public Company Accounting Oversight Board (United States)
PII	Personally Identifiable Information
PM	Particulate Matter
PPA	Pension Protection Act of 2006
ppb	parts per billion
PRO-TEC	PRO-TEC Coating Company, U. S. Steel and Kobe Steel Ltd. joint venture
PRP	potentially responsible party
PSU	Performance-based restricted Stock Unit
RCRA	Resource Conservation and Recovery Act

RFI	RCRA Facility Investigation
ROCE	Return On Capital Employed
RP	Rehabilitation plan
RSU	Restricted Stock Units
RTR	Residual Risk and Technology Review
S&P	Standard & Poor’s
sales swaps	financial swaps hot-rolled coil and iron ore pellet sales
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPT	Steelworkers Pension Trust
SSB	Salomon Smith Barney Holdings, Inc.
Stelco	Stelco Inc.
sunset	expiry
SWMU	Solid Waste Management Units
the 2005 Plan	2005 Stock Incentive Plan
the 2018 Labor Agreements	collective bargaining agreements with United Steelworkers effective September 1, 2018
the Committee	the Compensation & Organization Committee of the Board of Directors
the "Company"	United States Steel Corporation and its subsidiaries
the Exchange Act	the Securities Exchange Act of 1934
the "Insurers"	Banner Life Insurance Company and William Penn Life Insurance Company of New York
the Minntac Mine	iron ore mine located in Mt. Iron, Minnesota
the Omnibus Plan	2016 Omnibus Incentive Compensation Plan
USSK Credit Agreement	USSK €300 million unsecured sustainably linked credit agreement
Tilden	Tilden Mining Company, L.C.
TRQ	tariff rate quotas
Transtar	Transtar LLC and its direct and indirect subsidiaries
TSR	Total Shareholder Return
Tubular	Tubular Products segment
U. S. Steel	United States Steel Corporation
U. S. Steel Call Option	call option exercised by USS to acquire BRS
U.S. EPA	United States Environmental Protection Agency
U.S. GAAP	accounting standards generally accepted in the United States
UDEQ	Utah Department of Environmental Quality
ug/m3	micrograms per cubic meter
UPI	USS-POSCO Industries
USD	U.S. dollars
USSE	U. S. Steel Europe segment
USSK	U. S. Steel Košice
USSTP	U. S. Steel Tubular Products
USW	United Steelworkers
USX	United States Steel Corporation
VEBA	trusts for retiree healthcare and life insurance
welded	seamless and electric resistance welded
Worthington	Worthington Specialty Processing, U. S. Steel and Worthington Industries, Inc. joint venture
WTO	World Trade Organization