Form 10-Q
period 2022-03-31
UNITED STATES STEEL CORP
filed 2022-04-29
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Common stock outstanding at April 25, 2022 – 260,634,961 shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections. Generally, we have identified such forward-looking statements by using the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “target,” “forecast,” “aim,” “should,” “plan,” “goal,” “future,” “will,” "may" and similar expressions or by using future dates in connection with any discussion of, among other things, the construction or operation of new or existing facilities, operating performance, trends, events or developments that we expect or anticipate will occur in the future, statements relating to volume changes, share of sales and earnings per share changes, anticipated cost savings, potential capital and operational cash improvements, anticipated disruptions to our operations and industry due to the COVID-19 pandemic, changes in global supply and demand conditions and prices for our products, international trade duties and other aspects of international trade policy, statements regarding our future strategies, products and innovations, statements regarding our greenhouse gas emissions intensity reduction goals and statements expressing general views about future operating results. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts, but instead represent only the Company’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as of the time made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, the risks and uncertainties described in this report and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and those described from time to time in our future reports filed with the Securities and Exchange Commission.

References in this Quarterly Report on Form 10-Q to (i) "U. S. Steel," "the Company," "we," "us," and "our" refer to United States Steel Corporation and its consolidated subsidiaries unless otherwise indicated by the context, (ii) “Big River Steel” refer to Big River Steel Holdings LLC and its direct and indirect subsidiaries unless otherwise indicated by the context and (iii).”Transtar” refers to Transtar LLC and its direct and indirect subsidiaries unless otherwise indicated by the context.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2022	2021
Net sales:
Net sales	$4,843	$3,369
Net sales to related parties (Note 19)	391	295
Total (Note 6)	5,234	3,664
Operating expenses (income):
Cost of sales	3,823	3,074
Selling, general and administrative expenses	117	102
Depreciation, depletion and amortization	198	189
Earnings from investees	(36)	(14)
Gain on equity investee transactions (Note 5)	—	(111)
Restructuring and other charges (Note 20)	17	6
Net gain on sale of assets	(2)	—
Other gains, net	(1)	(7)
Total	4,116	3,239
Earnings before interest and income taxes	1,118	425
Interest expense	50	92
Interest income	(1)	(1)
Loss on debt extinguishment	—	255
Other financial costs	2	18
Net periodic benefit income	(61)	(31)
Net interest and other financial (benefits) costs	(10)	333
Earnings before income taxes	1,128	92
Income tax expense (Note 12)	246	1
Net earnings	882	91
Less: Net earnings attributable to noncontrolling interests	—	—
Net earnings attributable to United States Steel Corporation	$882	$91
Earnings per common share (Note 13):
Earnings per share attributable to United States Steel Corporation stockholders:
'-Basic	$3.37	$0.36
'-Diluted	$3.02	$0.35

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Net earnings	$882	$91
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	(28)	(47)
Changes in pension and other employee benefit accounts	(3)	24
Changes in derivative financial instruments	22	(20)
Total other comprehensive loss, net of tax	(9)	(43)
Comprehensive income including noncontrolling interest	873	48
Comprehensive income attributable to noncontrolling interest	—	—
Comprehensive income attributable to United States Steel Corporation	$873	$48
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents (Note 7)	$2,866	$2,522
Receivables, less allowance of $40 and $44	2,267	1,968
Receivables from related parties (Note 19)	148	121
Inventories (Note 8)	2,663	2,210
Other current assets	436	331
Total current assets	8,380	7,152
Long-term restricted cash (Note 7)	58	76
Operating lease assets	174	185
Property, plant and equipment	19,965	19,676
Less accumulated depreciation and depletion	12,549	12,422
Total property, plant and equipment, net	7,416	7,254
Investments and long-term receivables, less allowance of $4 in both periods	727	694
Intangibles, net (Note 9)	509	519
Deferred income tax benefits (Note 12)	24	32
Goodwill (Note 9)	920	920
Other noncurrent assets	1,016	984
Total assets	$19,224	$17,816
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$3,172	$2,809
Accounts payable to related parties (Note 19)	171	99
Payroll and benefits payable	407	425
Accrued taxes	492	365
Accrued interest	47	68
Current operating lease liabilities	56	58
Short-term debt and current maturities of long-term debt (Note 15)	60	28
Total current liabilities	4,405	3,852
Noncurrent operating lease liabilities	127	136
Long-term debt, less unamortized discount and debt issuance costs (Note 15)	3,917	3,863
Employee benefits	195	235
Deferred income tax liabilities (Note 12)	216	122
Deferred credits and other noncurrent liabilities	573	505
Total liabilities	9,433	8,713
Contingencies and commitments (Note 21)
Stockholders’ Equity (Note 17):
Common stock (282,244,228 and 279,522,227 shares issued) (Note 13)	282	280
Treasury stock, at cost (21,552,955 shares and 15,708,839 shares)	(477)	(334)
Additional paid-in capital	5,146	5,199
Retained earnings	4,425	3,534
Accumulated other comprehensive income (Note 18)	322	331
Total United States Steel Corporation stockholders’ equity	9,698	9,010
Noncontrolling interests	93	93
Total liabilities and stockholders’ equity	$19,224	$17,816
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Increase (decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net earnings	$882	$91
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	198	189
Gain on equity investee transactions	—	(111)
Restructuring and other charges (Note 20)	17	6
Loss on debt extinguishment	—	255
Pensions and other postretirement benefits	(60)	(25)
Deferred income taxes (Note 12)	121	3
Net gain on sale of assets	(2)	—
Equity investee earnings, net of distributions received	(36)	(14)
Changes in:
Current receivables	(355)	(477)
Inventories	(467)	(183)
Current accounts payable and accrued expenses	360	386
Income taxes receivable/payable	140	3
All other, net	(27)	(12)
Net cash provided by operating activities	771	111
Investing activities:
Capital expenditures	(349)	(136)
Acquisition of Big River Steel, net of cash acquired (Note 5)	—	(625)
Proceeds from sale of assets	4	—
Other investing activities	(7)	(1)
Net cash used in investing activities	(352)	(762)
Financing activities:
Repayment of short-term debt (Note 15)	—	(180)
Revolving credit facilities - borrowings, net of financing costs (Note 15)	—	50
Revolving credit facilities - repayments (Note 15)	—	(671)
Issuance of long-term debt, net of financing costs (Note 15)	4	826
Repayment of long-term debt (Note 15)	(6)	(1,379)
Net proceeds from public offering of common stock (Note 22)	—	791
Common stock repurchased (Note 22)	(123)	—
Proceeds from government incentives (Note 21)	82	—
Other financing activities	(28)	(10)
Net cash used in financing activities	(71)	(573)
Effect of exchange rate changes on cash	(7)	(12)
Net increase (decrease) in cash, cash equivalents and restricted cash	341	(1,236)
Cash, cash equivalents and restricted cash at beginning of year (Note 7)	2,600	2,118
Cash, cash equivalents and restricted cash at end of period (Note 7)	$2,941	$882

Non-cash investing and financing activities:
Change in accrued capital expenditures	$22	$5
U. S. Steel common stock issued for employee/non-employee director stock plans	45	18
Capital expenditures funded by finance lease borrowings	7	1
Export Credit Agreement (ECA) financing	—	23
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1.     Basis of Presentation and Significant Accounting Policies
The year-end Consolidated Balance Sheet data was derived from audited statements but does not include all disclosures required for complete financial statements by accounting principles generally accepted in the United States of America (U.S. GAAP). The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair statement of the results for the periods covered, including assessment of certain accounting matters using all available information such as consideration of forecasted financial information in context with other information reasonably available to us. However, our future assessment of our current expectations, including consideration of the unknown future impacts of the COVID-19 pandemic, could result in material impacts to our consolidated financial statements in future reporting periods. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which should be read in conjunction with these condensed financial statements.
2.    New Accounting Standards
In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). ASU 2021-08 requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective to public companies for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption of all amendments in the same period permitted. The Company is currently assessing the impact of ASU 2021-08 but does not believe it will have a material impact on its Condensed Consolidated Financial Statements.
3.    Recently Adopted Accounting Standards
In August 2020, the FASB issued Accounting Standards Update 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 also requires entities to provide expanded disclosures about the terms and features of convertible instruments and amends certain guidance in ASC 260 on the computation of earnings per share (EPS) for convertible instruments and contracts on an entity’s own equity. The update requires entities to use the If-Converted Method for calculating diluted earnings per share, retiring the previous alternative calculation of the Treasury Stock Method for calculating diluted earnings per share for convertible instruments.
U. S. Steel has adopted this guidance using the modified retrospective implementation method as of January 1, 2022. The cumulative effect of the changes made to our consolidated January 1, 2022, balance sheet for the adoption of ASU 2020-06 was as follows:

(in millions)	Balance as of December 31, 2021	Adjustments due to ASU 2020-06	Balance as of January 1, 2022
Condensed Consolidated Balance Sheet
Assets
Deferred income tax benefits	32	4	36

Liabilities
Long-term debt, less unamortized discount and debt issuance costs	3,863	74	3,937
Deferred income tax liabilities	122	(15)	107

Equity
Additional paid-in capital	5,199	(78)	5,121
Retained Earnings	3,534	22	3,556
In November 2021, the FASB issued Accounting Standards Update 2021-10, Disclosures by Business Entities about Government Assistance (ASU 2021-10). ASU 2021-10 provides expanded annual disclosure requirements for business entities that account for a transaction with a government by applying a grant or contribution accounting model by analogy. U. S. Steel adopted this guidance effective January 1, 2022. The adoption of this guidance did not have a material impact on the Company's Condensed Consolidated Financial Statements.
4.    Segment Information
U. S. Steel has four reportable segments: North American Flat-Rolled (Flat-Rolled), Mini Mill, U. S. Steel Europe (USSE); and Tubular Products (Tubular). The Mini Mill segment reflects the acquisition of Big River Steel after the purchase of the remaining equity interest on January 15, 2021 (see Note 5 for further details) and a new mini mill under construction in Osceola, Arkansas. The Tubular Products segment includes the electric arc furnace at our Fairfield Tubular Operations in Fairfield, Alabama. The results of our real estate businesses and of our former railroad business are combined and disclosed in the Other category.
The results of segment operations for the three months ended March 31, 2022 and 2021 are:

(In millions) Three Months Ended March 31, 2022	Customer Sales	Intersegment Sales	Net Sales	Earnings from investees	Earnings (loss) before interest and income taxes
Flat-Rolled	$2,954	$52	$3,006	$30	$513
Mini Mill	718	130	848	—	278
USSE	1,251	4	1,255	—	264
Tubular	309	3	312	6	77
Total reportable segments	5,232	189	5,421	36	1,132
Other	2	—	2	—	7
Reconciling Items and Eliminations	—	(189)	(189)	—	(21)
Total	$5,234	$—	$5,234	$36	$1,118

Three Months Ended March 31, 2021
Flat-Rolled	$2,272	$43	$2,315	$5	$146
Mini Mill	450	62	512	—	132
USSE	798	1	799	—	105
Tubular	134	4	138	3	(29)
Total reportable segments	3,654	110	3,764	8	354
Other	10	29	39	6	8
Reconciling Items and Eliminations	—	(139)	(139)	—	63
Total	$3,664	$—	$3,664	$14	$425

A summary of total assets by segment is as follows:

(In millions)	March 31, 2022	December 31, 2021
Flat-Rolled	$7,924	$7,337
Mini Mill(a)	4,850	4,715
USSE	6,400	6,111
Tubular	1,072	1,054
Total reportable segments	$20,246	$19,217
Other	$123	$88
Corporate, reconciling items, and eliminations(b)	(1,145)	(1,489)
Total assets	$19,224	$17,816
(a)Includes assets of $587 million and $347 million at March 31, 2022 and December 31, 2021, respectively, related to a new mini mill under construction in Osceola, Arkansas.
(b)The majority of corporate, reconciling items, and eliminations is comprised of cash and the elimination of intersegment amounts.

The following is a schedule of reconciling items to consolidated earnings before interest and income taxes:

	Three Months Ended March 31,
(In millions)	2022	2021
Items not allocated to segments:
Restructuring and other charges (Note 20)	$(17)	$(6)
Other charges, net	(4)	(42)
Gains on assets sold and previously held investments	—	111
Total reconciling items	$(21)	$63

5.    Acquisitions and Dispositions

Big River Steel Acquisition
On January 15, 2021, U. S. Steel purchased the remaining equity interest in Big River Steel for approximately $625 million in cash net of $36 million and $62 million in cash and restricted cash received, respectively, and the assumption of liabilities of approximately $50 million. There were acquisition related costs of approximately $9 million recorded in 2021.

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

	Three Months Ended March 31,
(in millions)	2021	2020
Net sales	$3,736	$2,994
Net earnings (loss)	$18	$(367)

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

Other Transactions
In December 2021, the Company entered into an agreement to sell certain assets related to a component of its flat-roll business. As a result of this commitment, the Company has recognized a total of $106 million in restructuring-related charges during the fourth quarter 2021 and first quarter 2022. These charges are expected to be paid out on a long-term basis. This transaction is expected to result in a gain upon closure, which is subject to customary closing conditions.

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

The following tables disaggregate our revenue by product for each of the reportable business segments for the three months ended March 31, 2022 and 2021, respectively:

Net Sales by Product (In millions):

Three Months Ended March 31, 2022	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$49	$—	$1	$—	$—	$50
Hot-rolled sheets	514	399	593	—	—	1,506
Cold-rolled sheets	971	92	139	—	—	1,202
Coated sheets	1,196	224	483	—	—	1,903
Tubular products	—	—	15	306	—	321
All Other (a)	224	3	20	3	2	252
Total	$2,954	$718	$1,251	$309	$2	$5,234
(a) Consists primarily of sales of raw materials and coke making by-products.

Three Months Ended March 31, 2021	Flat-Rolled	Mini Mill (b)	USSE	Tubular	Other	Total
Semi-finished	$12	$—	$3	$—	$—	$15
Hot-rolled sheets	450	249	386	—	—	1,085
Cold-rolled sheets	784	79	83	—	—	946
Coated sheets	878	121	298	—	—	1,297
Tubular products	—	—	10	128	—	138
All Other (a)	148	1	18	6	10	183
Total	$2,272	$450	$798	$134	$10	$3,664
(a) Consists primarily of sales of raw materials and coke making by-products.
(b) Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.

7.     Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within U. S. Steel's Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows:

(In millions)	March 31, 2022	December 31, 2021	March 31, 2021
Cash and cash equivalents	$2,866	$2,522	$753
Restricted cash in other current assets	17	2	7
Restricted cash in other noncurrent assets	58	76	122
Total cash, cash equivalents and restricted cash	$2,941	$2,600	$882

Amounts included in restricted cash represent cash balances which are legally or contractually restricted, primarily for electric arc furnace construction, environmental and other capital projects and insurance purposes.

8.    Inventories
The LIFO method is the predominant method of inventory costing for our Flat-Rolled and Tubular segments. The FIFO and moving average methods are the predominant inventory costing methods for our Mini Mill segment and the FIFO method is the predominant inventory costing method for our USSE segment. At March 31, 2022 and December 31, 2021, the LIFO method accounted for 41 percent and 46 percent of total inventory values, respectively.

(In millions)	March 31, 2022	December 31, 2021
Raw materials	$1,098	$713
Semi-finished products	1,112	1,056
Finished products	407	388
Supplies and sundry items	46	53
Total	$2,663	$2,210
Current acquisition costs were estimated to exceed the above inventory values by $1.62 billion and $896 million at March 31, 2022 and December 31, 2021, respectively. As a result of the liquidation of LIFO inventories, cost of sales decreased and earnings before interest and income taxes increased by $8 million and $1 million for the three months ended March 31, 2022 and 2021, respectively.
9.     Intangible Assets and Goodwill
Intangible assets that are being amortized on a straight-line basis over their estimated useful lives are detailed below:

		As of March 31, 2022			As of December 31, 2021
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22 Years	$413	$22	$391	$413	$18	$395
Patents	5-15 Years	17	11	6	17	11	6
Energy Contract	2 Years	54	17	37	54	11	43
Total amortizable intangible assets		$484	$50	$434	$484	$40	$444
Total estimated amortization expense for the remainder of 2022 is $31 million. We expect approximately $120 million in annual amortization expense through 2027 and approximately $282 million in remaining amortization expense thereafter.
The carrying amount of acquired water rights with indefinite lives as of March 31, 2022 and December 31, 2021 totaled $75 million.
Below is a summary of goodwill by segment for the three months ended March 31, 2022:

	Flat-Rolled	Mini Mill	USSE	Tubular	Total
Balance at December 31, 2021	$—	$916	$4	$—	$920
Additions	—	—	—	—	—
Balance at March 31, 2022	$—	$916	$4	$—	$920

10.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit (income) cost for the three months ended March 31, 2022 and 2021:

	Pension Benefits		Other Benefits
(In millions)	2022	2021	2022	2021
Service cost	$11	$14	$2	$3
Interest cost	39	40	12	12
Expected return on plan assets	(89)	(89)	(22)	(20)
Amortization of prior service credit	—	—	(7)	(7)
Amortization of actuarial net loss (gain)	18	38	(13)	(6)
Net periodic benefit cost (income), excluding below	(21)	3	(28)	(18)
Multiemployer plans	19	19	—	—
Settlement, termination and curtailment losses (a)	1	—	—	—
Net periodic benefit cost (income)	$(1)	$22	$(28)	$(18)
(a) During the three months ended March 31, 2022, pension benefits incurred special termination charges of approximately $1 million due to workforce restructuring.

Employer Contributions
During the first three months of 2022, U. S. Steel made cash payments of $18 million to the Steelworkers Pension Trust and $1 million of pension payments not funded by trusts.
During the first three months of 2022, cash payments of $12 million were made for other postretirement benefit payments not funded by trusts.
Company contributions to defined contribution plans totaled $11 million and $10 million for the three months ended March 31, 2022 and 2021, respectively.

11.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors, or its designee, under the 2005 Stock Incentive Plan (2005 Plan) and the 2016 Omnibus Incentive Compensation Plan, as amended and restated (Omnibus Plan). The Company's stockholders approved the Omnibus Plan and authorized the Company to issue up to 32,700,000 shares of U. S. Steel common stock under the Omnibus Plan. While the awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of March 31, 2022, there were 9,339,845 shares available for future grants under the Omnibus Plan.

Recent grants of stock-based compensation consist of restricted stock units, total stockholder return (TSR) performance awards and return on capital employed (ROCE) performance awards. Shares of common stock under the Omnibus Plan are issued from authorized, but unissued stock. The following table is a summary of the awards made under the Omnibus Plan during the first three months of 2022 and 2021.

	2022		2021
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Restricted Stock Units	1,169,470	$24.27	1,418,380	$17.92
Performance Awards (c)
TSR	225,030	$28.53	306,930	$19.46
ROCE (d)	396,280	$23.60	485,900	$17.92
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted average for all grants during the period.
(c) The number of performance awards shown represents the target share grant of the award.
(d) A portion of ROCE awards granted in 2022 and 2021 are not shown in the table because they were granted in cash.

U. S. Steel recognized pretax stock-based compensation expense in the amount of $16 million and $11 million in the three-month periods ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, total future compensation expense related to nonvested stock-based compensation arrangements was $91 million, and the weighted average period over which this expense is expected to be recognized is approximately 22 months.

Stock Options
Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. Awards generally vest ratably over a three-year service period and have a term of ten years. Stock options are generally issued at the average market price of the underlying stock on the date of the grant. Upon exercise of stock options, shares of U. S. Steel stock are issued from treasury stock or from authorized, but unissued common stock. There have been no stock options granted since 2017 other than the 171,000 performance-based stock options granted in December 2021, which are further described below.

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

Stock Awards
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

ROCE performance awards may vest at the end of a three-year performance period contingent upon meeting the specified ROCE performance metric. For the 2022 ROCE performance awards, each year in the three-year performance period is weighted at 20 percent and the full three-year period is weighted at 40 percent of the total award. ROCE performance awards can vest between zero and 200 percent of the target award. The fair value of the ROCE performance awards is the average market price of the underlying common stock on the date of grant.

In December 2021, special performance-based restricted stock unit awards (PSUs) were granted to members of the Company’s executive leadership team. Shares are earned based on the achievement of certain pre-set quantitative performance criteria during the four-year performance period, January 1, 2022 through December 31, 2025. Shares may vest following the expiration of the Performance Period if the Company satisfies the performance criteria.

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

12.    Income Taxes
Tax provision
For the three months ended March 31, 2022 and 2021, the Company recorded a tax provision of $246 million and $1 million, respectively. The Company also recorded an increase in its long-term state deferred tax asset of $4 million and a decrease in its long-term federal deferred tax liability of $15 million related to the adoption of ASU 2020-06. The tax provisions for the first three months of 2022 and 2021 were based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss and discrete items recognized during the period.

The tax provision for the three months ended March 31, 2021 includes a $4 million benefit relating to favorably settling prior tax period state income tax matters. Due to the full valuation allowance on our domestic deferred tax assets, the tax provision in 2021 does not reflect any material tax expense for domestic pretax earnings.

Throughout the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2022 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2022 could be materially different from the forecasted amount used to estimate the tax provision for the three months ended March 31, 2022.
13.    Earnings and Dividends Per Common Share
Earnings Per Share Attributable to United States Steel Corporation Stockholders
The effect of dilutive securities on weighted average common shares outstanding included in the calculation of diluted earnings per common share for the three months ended March 31, 2022 and March 31, 2021 were as follows.

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2022	2021
Earnings attributable to United States Steel Corporation stockholders	$882	$91
Weighted-average shares outstanding (in thousands):
Basic	261,453	249,351
Effect of Senior Convertible Notes (a)	26,194	8,467
Effect of stock options, restricted stock units and performance awards	5,620	4,151
Adjusted weighted-average shares outstanding, diluted (a)	293,267	261,969
Basic earnings per common share	$3.37	$0.36
Diluted earnings per common share	$3.02	$0.35
Excluded from the computation of diluted earnings per common share due to their anti-dilutive effect were 0.6 million and 1.4 million outstanding securities granted under the Omnibus Plan for the three months ended March 31, 2022 and 2021, respectively.
Dividends Paid Per Share
The dividend for the first quarter of 2022 and 2021 was five cents and one cent per common share, respectively.
14.    Derivative Instruments
U. S. Steel uses foreign exchange forward sales contracts (foreign exchange forwards) with maturities up to 31 months to manage our currency requirements and exposure to foreign currency exchange rate fluctuations. The USSE and Flat-Rolled segments use hedge accounting for their foreign exchange forwards. The Mini Mill segment has not elected hedge accounting; therefore, the changes in the fair value of their foreign exchange forwards are recognized immediately in the Consolidated Statements of Operations (mark-to-market accounting).

U. S. Steel also uses financial swaps to protect from the commodity price risk associated with purchases of natural gas, zinc, tin, electricity and iron ore pellets (commodity purchase swaps). We elected cash flow hedge accounting for commodity purchase swaps for natural gas, zinc and tin and iron ore pellets and use mark-to-market accounting for electricity swaps. The maximum derivative contract duration for commodity purchase swaps where hedge accounting was elected and was not elected is 9 months and 21 months, respectively.

U. S. Steel has entered into financial swaps that are used to partially manage the sales price risk of certain hot-rolled coil sales (sales swaps) and iron ore pellet sales (zero cost collars). Both the sales swaps and the zero cost collars are accounted for using hedge accounting and have maturities of up to 9 months.

The table below shows the outstanding swap quantities used to hedge forecasted purchases and sales as of March 31, 2022 and March 31, 2021:

Hedge Contracts	Classification	March 31, 2022	March 31, 2021
Natural gas (in mmbtus)	Commodity purchase swaps	43,265,000	26,223,000
Tin (in metric tons)	Commodity purchase swaps	2,430	1,555
Zinc (in metric tons)	Commodity purchase swaps	15,679	19,021
Electricity (in megawatt hours)	Commodity purchase swaps	724,320	1,074,720
Iron ore pellets (in metric tons)	Commodity purchase swaps	30,000	—
Iron ore pellets (in metric tons)	Zero-cost collars	1,080,000	—
Hot-rolled coils (in tons)	Sales swaps	110,000	192,720
Foreign currency (in millions of euros)	Foreign exchange forwards	€311	€237
Foreign currency (in millions of dollars)	Foreign exchange forwards	$158	$9

The following summarizes the fair value amounts included in our Condensed Consolidated Balance Sheets as of March 31, 2022, and December 31, 2021:

Balance Sheet Location (in millions)	March 31, 2022	December 31, 2021
Designated as Hedging Instruments
Accounts receivable	$103	$42
Accounts payable	98	59
Investments and long-term receivables	—	2
Other long-term liabilities	3	4
Not Designated as Hedging Instruments
Accounts receivable	13	5
Investments and long-term receivables	7	5

The table below summarizes the effect of hedge accounting on Accumulated Other Comprehensive Income (AOCI) and amounts reclassified from AOCI into earnings for the three months ended March 31, 2022 and 2021:

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Location of Reclassification from AOCI (a)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Sales swaps	$(57)	$(44)	Net sales	$(26)	$(10)
Commodity purchase swaps	88	10	Cost of sales (b)	22	(1)
Foreign exchange forwards	(2)	19	Cost of sales	8	(5)
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items resulting in immaterial ineffectiveness.
(b) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.

At current contract values, $86 million currently in AOCI as of March 31, 2022 will be recognized as a decrease in cost of sales over the next year and $81 million currently in AOCI as of March 31, 2022 will be recognized as a decrease in net sales over the next year.
The loss recognized for foreign exchange forwards and financial swaps where hedge accounting was not elected was $9 million for the three months ended March 31, 2022. The loss recognized for foreign exchange forwards and financial swaps where hedge accounting was not elected was $9 million for the three months ended March 31, 2021.

15.    Debt

(In millions)	Issuer/Borrower	Interest Rates %	Maturity	March 31, 2022	December 31, 2021
2037 Senior Notes	U. S. Steel	6.650	2037	350	350
2029 Senior Secured Notes	Big River Steel	6.625	2029	720	720
2029 Senior Notes	U. S. Steel	6.875	2029	748	750
2026 Senior Convertible Notes	U. S. Steel	5.000	2026	350	350
Environmental Revenue Bonds	U. S. Steel	4.125 - 6.750	2024 - 2050	647	647
Environmental Revenue Bonds	Big River Steel	4.500 - 4.750	2049	752	752
Finance leases and all other obligations	U. S. Steel	Various	2022 - 2029	74	67
Finance leases and all other obligations	Big River Steel	Various	2022 - 2031	126	122
Export Credit Agreement	U. S. Steel	Variable	2031	136	136
Credit Facility Agreement	U. S. Steel	Variable	2024	—	—
Big River Steel ABL Facility	Big River Steel	Variable	2026	—	—
USSK Credit Agreement	U. S. Steel Kosice	Variable	2026	—	—
USSK Credit Facility	U. S. Steel Kosice	Variable	2024	—	—
Total Debt				3,903	3,894
Less unamortized discount, premium, and debt issuance costs				(74)	3
Less short-term debt, long-term debt due within one year, and short-term issuance costs				60	28
Long-term debt				$3,917	$3,863

2029 Senior Notes
During the three months ended March 31, 2022, open market repurchases were made of approximately $2 million of aggregate principal on the 6.875% Senior Notes due 2029. An immaterial amount of repurchase premium was incurred related to the repayment.

2026 Senior Convertible Notes
In October 2019, U. S. Steel issued $350 million of 5.00% Senior Convertible Notes due November 1, 2026 (2026 Senior Convertible Notes). Interest on the 2026 Senior Convertible Notes is payable semi-annually on May 1 and November 1 of each year. The initial conversion rate for the 2026 Senior Convertible Notes is 74.8391 shares of U. S. Steel common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $13.36 per share of common stock, subject to adjustment pursuant to the 2026 Senior Convertible Notes indenture. Based on the initial conversion rate, the 2026 Senior Convertible Notes are convertible into 26,193,685 shares of U. S. Steel common stock and we reserved for the possible issuance of 33,396,930 shares, which is the maximum amount that could be issued upon conversion. Prior to August 1, 2026, holders of notes may convert all or a portion of their notes at their option only upon the satisfaction of specified conditions and during certain periods. On or after August 1, 2026, holders may convert all or a portion of their notes prior to the maturity date. Upon conversion, we will satisfy the obligation with cash, common stock, or a combination thereof, at our election. U. S. Steel may not redeem the 2026 Senior Convertible Notes prior to November 5, 2023. On or after November 5, 2023 and prior to August 1, 2026, if the price per share of U. S. Steel's common stock has been at least 130% of the conversion price for specified periods, U. S. Steel may redeem all or a portion of the 2026 Senior Convertible Notes at a cash redemption price of 100% of the principal amount, plus accrued and unpaid interest.

If U. S. Steel undergoes a fundamental change, as defined in the 2026 Senior Convertible Notes, holders may require us to repurchase the 2026 Senior Convertible Notes in whole or in part for cash at a price equal to 100% of the principal amount of the 2026 Senior Convertible Notes to be purchased plus any accrued and unpaid interest up to, but excluding the repurchase date.

Big River Steel - Sustainability Linked ABL Facility
Big River Steel's amended senior secured asset-based revolving credit facility (Big River Steel ABL Facility) matures on July 23, 2026. The facility is secured by first-priority liens on accounts receivable and inventory and certain other assets and second priority liens on most tangible and intangible assets of Big River Steel in each case subject to permitted liens. Additionally, the amendment includes sustainability targets related to carbon reduction, safety performance and facility certification by ResponsibleSteel™.

The Big River Steel ABL Facility provides for borrowings for working capital and general corporate purposes in an amount equal up to the lesser of (a) $350 million and (b) a borrowing base calculated based on specified percentages of eligible accounts receivables and inventory, subject to certain adjustments and reserves.

Big River Steel LLC must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent twelve consecutive months when availability under the Big River Steel ABL Facility is less than the greater of ten percent of the borrowing base availability and $13 million. Based on the most recent four quarters as of March 31, 2022, Big River Steel would have met the fixed charge coverage ratio test. The facility includes affirmative and negative covenants and events of default that are customary for facilities of this type.

There were no loans outstanding under the Big River Steel ABL Facility at March 31, 2022.

U. S. Steel - Sustainability Linked Credit Facility Agreement
U. S. Steel's Fifth Amended and Restated Credit Facility Agreement (Credit Facility Agreement) matures on October 25, 2024. The facility is secured by first-priority liens on certain accounts receivable and inventory and includes targets related to carbon reduction, safety performance and facility certification by ResponsibleSteel™.

The Credit Facility Agreement provides for borrowings for working capital and general corporate purchases in an amount equal to the lesser of (a) $1,750 million or (b) a borrowing base calculated based on specified percentages of eligible accounts receivable and inventory, subject to certain adjustments and reserves. As of March 31, 2022, there were approximately $4 million of letters of credit issued and no loans drawn under the Credit Facility Agreement. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of ten percent of the total aggregate commitments and $175 million. Based on the most recent four quarters as of March 31, 2022, the Company would have met the fixed charge coverage ratio test.

U. S. Steel Košice (USSK) Credit Facilities
On September 29, 2021, USSK entered into a €300 million (approximately $333 million) unsecured sustainability linked credit agreement (USSK Credit Agreement). The USSK Credit Agreement matures in 2026 and contains sustainability targets related to carbon reduction, safety performance and facility certification by ResponsibleSteel™. At March 31, 2022, USSK had no borrowings under the USSK Credit Agreement.

At March 31, 2022, USSK had no borrowings under its €20 million credit facility (approximately $22 million) (USSK Credit Facility) and the availability was approximately $14 million due to approximately $8 million of customs and other guarantees outstanding.
16.    Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, current accounts and notes receivable, accounts payable and accrued interest included in the Condensed Consolidated Balance Sheet approximate fair value. See Note 14 for disclosure of U. S. Steel’s derivative instruments, which are accounted for at fair value on a recurring basis.
Stelco Option for Minntac Mine Interest
On April 30, 2020 (Effective Date), the Company entered into an Option Agreement with Stelco, Inc. (Stelco), that grants Stelco the option to purchase a 25 percent interest (Option Interest) in a to-be-formed entity (Joint Venture) that will own the Company’s current iron ore mine located in Mt. Iron, Minnesota (Minntac Mine). As consideration for the Option, Stelco paid the Company an aggregate amount of $100 million in five $20 million installments during the year-ended December 31, 2020 which are recorded net of transaction costs in the Condensed Consolidated Balance Sheet. In the event Stelco exercises the option, Stelco will contribute an additional $500 million to the Joint Venture, which amount shall be remitted solely to U. S. Steel in the form of a one-time special distribution, and the parties will engage in good faith negotiations to finalize the master agreement (pursuant to which Stelco will acquire the Option Interest) and the limited liability company agreement of the Joint Venture.

The following table summarizes U. S. Steel’s financial liabilities that were not carried at fair value at March 31, 2022 and December 31, 2021. The fair value of long-term debt was determined using Level 2 inputs.

	March 31, 2022		December 31, 2021
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$4,508	$3,777	$4,379	$3,702
(a) Excludes finance lease obligations.

17.    Statement of Changes in Stockholders’ Equity

The following table reflects the first three months of 2022 and 2021 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Three Months Ended March 31, 2022 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$9,103	$3,534	$331	$280	$(334)	$5,199	$93
Comprehensive income (loss):
Net earnings	882	882	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	(3)	—	(3)	—	—	—	—
Currency translation adjustment	(28)	—	(28)	—	—	—	—
Derivative financial instruments	22	—	22	—	—	—	—
Employee stock plans	7	—	—	2	(20)	25	—
Common Stock Repurchased	(123)	—	—	—	(123)	—	—
Dividends paid on common stock	(13)	(13)	—	—	—	—	—
Cumulative effect upon adoption of Accounting Standards Update 2020-06	(56)	22	—	—	—	(78)	—
Balance at March 31, 2022	$9,791	$4,425	$322	$282	$(477)	$5,146	$93

Three Months Ended March 31, 2021 (In millions)	Total	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,879	$(623)	$(47)	$229	$(175)	$4,402	$93
Comprehensive income (loss):
Net earnings	91	91	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	24	—	24	—	—	—	—
Currency translation adjustment	(47)	—	(47)	—	—	—	—
Derivative financial instruments	(20)	—	(20)	—	—	—	—
Employee stock plans	6	—	—	2	(7)	11	—
Common Stock Issued	790	—	—	48		742	—
Dividends paid on common stock	(3)		—	—	—	(3)	—
Balance at March 31, 2021	$4,720	$(532)	$(90)	$279	$(182)	$5,152	$93

18.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions)	Pension and Other Benefit Items	Foreign Currency Items	Unrealized (Loss) Gain on Derivatives	Total
Balance at December 31, 2021	$(25)	$371	$(15)	$331
Other comprehensive (loss) income before reclassifications	(2)	(28)	15	(15)
Amounts reclassified from AOCI (a)	(1)	—	7	6
Net current-period other comprehensive (loss) income	(3)	(28)	22	(9)
Balance at March 31, 2022	$(28)	$343	$7	$322

Balance at December 31, 2020	$(458)	$449	$(38)	$(47)
Other comprehensive loss before reclassifications	—	(47)	(34)	(81)
Amounts reclassified from AOCI (a)	24	—	14	38
Net current-period other comprehensive income (loss)	24	(47)	(20)	(43)
Balance at March 31, 2021	$(434)	$402	$(58)	$(90)
(a) See table below for further details.

	Amount reclassified from AOCI
	Three Months Ended March 31,
Details about AOCI components (in millions)	2022	2021
Amortization of pension and other benefit items (a)
Prior service credits	$(7)	$(7)
Actuarial losses	6	31
Settlement, termination and curtailment losses	—	—
Total pensions and other benefits items	(1)	24
Derivative reclassifications to Condensed Consolidated Statements of Operations	10	15
Total before tax	9	39
Tax provision	(3)	(1)
Net of tax	$6	$38
(a) These AOCI components are included in the computation of net periodic benefit cost. See Note 10 for additional details.
19.    Transactions with Related Parties
Related party sales and service transactions are primarily related to equity investees and were $391 million and $295 million for the three months ended March 31, 2022 and 2021.
Accounts payable to related parties include balances due to PRO-TEC Coating Company, LLC (PRO-TEC) of $170 million and $98 million at March 31, 2022 and December 31, 2021, respectively for invoicing and receivables collection services provided by U. S. Steel on PRO-TEC's behalf. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $1 million for both periods ending March 31, 2022 and December 31, 2021, respectively.
Purchases from related parties for outside processing services provided by equity investees amounted to $7 million and $20 million for the three months ended March 31, 2022 and 2021, respectively. Purchases of iron ore pellets from related parties amounted to $25 million and $24 million for the three months ended March 31, 2022 and 2021, respectively.
20.    Restructuring and Other Charges
During the three months ended March 31, 2022, the Company recorded restructuring and other charges of $17 million related to the planned sale of a component within the Flat-Rolled segment. Cash payments were made related to severance and exit costs of approximately $23 million.
During the three months ended March 31, 2021, the Company recorded restructuring and other charges of $6 million. Cash payments were made related to severance and exit costs of approximately $29 million.

The activity in the accrued balances incurred in relation to restructuring during the three months ended March 31, 2022 were as follows:

(In millions)	Employee Related Costs	Exit Costs	Non-cash Charges	Total
Balance at December 31, 2021	$91	$149	$—	$240
Additional charges	18	(1)	—	17
Cash payments/utilization (a)	(7)	(21)	—	(28)
Balance at March 31, 2022	$102	$127	$—	$229
(a)$5 million of payments were made from the pension fund trust assets in the Employee Related Costs column.

Accrued liabilities for restructuring programs are included in the following balance sheet lines:

(In millions)	March 31, 2022	December 31, 2021
Accounts payable	$31	$34
Payroll and benefits payable	1	2
Employee benefits	101	88
Deferred credits and other noncurrent liabilities	96	116
Total	$229	$240
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
Asbestos matters – As of March 31, 2022, U. S. Steel was a defendant in approximately 919 active asbestos cases involving approximately 2,509 plaintiffs. The vast majority of these cases involve multiple defendants. About 1,545, or approximately 61 percent, of these plaintiff claims are currently pending in a jurisdiction which permits filings with massive numbers of plaintiffs. At December 31, 2021, U. S. Steel was a defendant in approximately 915 active asbestos cases involving approximately 2,505 plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.
The following table shows the number of asbestos claims in the current period and the prior three years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2019	2,320	195	265	2,390
December 31, 2020	2,390	240	295	2,445
December 31, 2021	2,445	198	258	2,505
March 31, 2022	2,505	61	65	2,509

The amount U. S. Steel accrues for pending asbestos claims is not material to U. S. Steel’s financial condition. However, U. S. Steel is unable to estimate the ultimate outcome of asbestos-related claims due to a number of uncertainties, including: (1) the rates at which new claims are filed, (2) the number of and effect of bankruptcies of other companies traditionally defending asbestos claims, (3) uncertainties associated with the variations in the litigation process from jurisdiction to jurisdiction, (4) uncertainties regarding the facts, circumstances and disease process with each claim and (5) any new legislation enacted to address asbestos-related claims.
Further, U. S. Steel does not believe that an accrual for unasserted claims is required. At any given reporting date, it is probable that there are unasserted claims that will be filed against the Company in the future. The Company engages an outside valuation consultant to assist in assessing its ability to estimate an accrual for unasserted claims. This assessment is based on the Company's settlement experience, including recent claims trends. The analysis focuses on settlements made over the last several years as these claims are likely to best represent future claim characteristics. After review by the valuation consultant and U. S. Steel management, it was determined that the Company could not estimate an accrual for unasserted claims.
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

(In millions)	Three Months Ended March 31, 2022
Beginning of period	$158
Accruals for environmental remediation deemed probable and reasonably estimable	1
Obligations settled	(8)
End of period	$151
Accrued liabilities for remediation activities are included in the following Condensed Consolidated Balance Sheet lines:

(In millions)	March 31, 2022	December 31, 2021
Accounts payable and other accrued liabilities	$64	$65
Deferred credits and other noncurrent liabilities	87	93
Total	$151	$158
Expenses related to remediation are recorded in cost of sales and were immaterial for both the three-month periods ended March 31, 2022 and March 31, 2021. It is not currently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 15 to 30 percent.
Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, the Company categorizes projects as follows:
(1)Projects with Ongoing Study and Scope Development - For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are four environmental remediation projects where additional costs for completion are not currently estimable, but could be material. These projects are at Fairfield Works, Lorain Tubular, USS-UPI LLC (UPI) and the former steelmaking plant at Joliet, Illinois. As of March 31, 2022, accrued liabilities for these projects totaled $1 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $22 million to $36 million.

(2)Projects with Significant Accrued liabilities with a Defined Scope - As of March 31, 2022, there are three significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $96 million. These projects are Gary Resource Conservation and Recovery Act (the RCRA) (accrued liability of $24 million), Duluth Works (accrued liability of $53 million) and the former Geneva facility (accrued liability of $19 million).
(3)Other Projects with a Defined Scope - These projects involve relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are three other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at March 31, 2022 was $5 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.
The remaining environmental remediation projects each have an accrued liability of less than $1 million each. The total accrued liability for these projects at March 31, 2022 was approximately $5 million. The Company does not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $24 million at March 31, 2022 and were based on known scopes of work.
Administrative and Legal Costs – As of March 31, 2022, U. S. Steel had an accrued liability of $10 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to comply with various regulations, laws and other requirements relating to the environment. Such capital expenditures totaled $5 million and $3 million in the first three months of 2022 and 2021, respectively. U. S. Steel anticipates making additional such expenditures in the future, which may be material; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
European Union (the EU) Environmental Requirements - Phase IV of the EU Emissions Trading System (the EU ETS) commenced on January 1, 2021 and will finish on December 31, 2030. The European Commission issued final approval of the Slovak National Allocation table in July 2021. The Slovak Ministry of Environment, after consent from the European Commission, allocated the full amount of 2021 free allowances to USSE in December 2021. In addition, a portion of the 2022 expected free allowances were received by USSE in February 2022. In the fourth quarter of 2020, USSE started purchasing European Union Allowances (EUA) for the Phase IV period. As of March 31, 2022, we have pre-purchased approximately 3.8 million EUA totaling €168 million (approximately $186 million) to fully cover the estimated 2021 shortfall and 1.5 million EUA totaling €95 million (approximately $105 million) to cover the expected 2022 shortfall of emission allowances..
The EU’s Industrial Emissions Directive requires implementation of EU-determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to comply with or go beyond BAT requirements were €138 million (approximately $153 million) over the actual program period. These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. USSK complied with these covenants as of March 31, 2022. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g., bank guarantee) to secure 50 percent of the EU funding received.
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
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $7 million at March 31, 2022.
Other contingencies – Under certain lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $14 million at March 31, 2022). No liability has been recorded for these guarantees as the potential loss is not probable.
The Company's project to develop a new highly sustainable and technologically advanced steel mill in Osceola, Arkansas qualifies for financing and related economic incentives associated with the acquisition, development, construction, and operation of the facility. These incentives consist of advance lump-sum payments which are included in deferred credits and other noncurrent liabilities on the condensed consolidated balance sheet. In March 2022, the Company received a lump-sum payment of approximately $82 million from proceeds from the sale of tax credits under the State of Arkansas's Recycling Tax Credit (RTC) program. These funds are to be used primarily for the acquisition of project related equipment, however they may also be used for the training and development of new employees hired for the project. The Company is contingently liable for certain repayment penalties if the Company fails to meet certain employment requirements in any given period. Deferred income will be recognized into other gains, net in the accompanying condensed consolidated statements of operations on a systematic basis over the periods in which the Company earns the granted funds by complying with the investment and employment requirements of the grant programs.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $295 million as of March 31, 2022, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by the Credit Facility Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $75 million and $78 million at March 31, 2022 and December 31, 2021, respectively.
Capital Commitments – At March 31, 2022, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $1.875 billion.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2022	2023	2024	2025	2026	Later Years	Total
$438	$562	$339	$335	$259	$741	$2,674
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, and certain energy and utility services with terms ranging from two to 14 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of March 31, 2022, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $57 million.
Total payments relating to unconditional purchase obligations were $217 million and $200 million for the three months ended March 31, 2022 and 2021, respectively.
22.    Common Stock Issued and Repurchased
On October 25, 2021, the Board of Directors authorized a common stock repurchase program that allowed for the repurchase of up to $300 million of its outstanding common stock from time to time in the open market or privately negotiated transactions. On January 24, 2022 the Board of Directors authorized an additional $500 million under the stock repurchase program. U. S. Steel repurchased 5,031,970 shares of common stock for approximately $123 million under this program during the three months ended March 31, 2022.
In February 2021, U. S. Steel issued 48.3 million shares of common stock for net proceeds of approximately $790 million, of which $1 million in issuance costs were paid during the three months ended June 30, 2021.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For the three months ended March 31, 2022, the Company delivered record first quarter performance. The Flat-rolled segment’s performance reflected the impact of fixed price contracts that reset significantly higher for 2022 which offset lower sales volumes. In addition, the Company commenced construction of a pig iron facility at Gary Works during the three months ended March 31, 2022. The Mini Mill segment continues to deliver significant gross margin performance. In the U. S. Steel Europe segment, strong performance was primarily the result of favorable pricing partially offset by unfavorable raw material and energy costs. In Tubular, we are well-positioned to profitably serve the U.S. energy market resurgence. Our Electric Arc Furnace (EAF) and Tubular operations in Fairfield as well as our suite of proprietary connections offer comprehensive solutions for our customers.

In February 2022, Russia invaded Ukraine and active conflict continues in the country. The war in Ukraine will likely continue to cause disruption and instability in Russia, Ukraine, and the markets in which we operate. The Company is constantly monitoring the situation for impacts and risks to the business and is implementing risk mitigating strategies where possible.

As a result of the invasion, governments around the world, including the European Union (EU) and the United States, have enacted sanctions against Russia and Russian interests. We are complying with all applicable sanctions that impact our business.

United States Steel Europe (USSE) purchases certain raw materials from sources that procure supply from Russia, including natural gas, iron ore and coal. Since the onset of the war, and before, USSE has been building its inventory of iron ore and coal and procuring them through alternate sources. Current levels of iron ore and coal are sufficient to serve customer demand in the second quarter.

With the EU prohibiting purchases of coal from suppliers in Russia, new purchases of coal originating from Russia have stopped. The Company has built up sufficient inventory on site or in-transit to meet current customer demand. Efforts to secure alternate sources of supply are underway to continue meeting demand.

Additionally, in response to sanctions, Russia has cut off supply of natural gas to certain countries, including Poland and Bulgaria. We understand that the country of Slovakia has natural gas storage levels that are sufficient to cover Slovakia's consumption through the near term and expects additional shipments from Russian sources of natural gas in the quarter. While not expected, if a natural gas crisis is declared in Slovakia, operations at our USSE business could be materially adversely impacted.

Future sanctions and responsive actions in the region remain uncertain, but we continue to engage with various governmental authorities and suppliers as we navigate the volatile situation. Our team in USSE has been engaged in humanitarian efforts related to the war, and we continue to operate to support the region's people and economy.
RESULTS OF OPERATIONS
U. S. Steel's results in the three months ended March 31, 2022 compared to the same period in 2021 benefited from significantly improved business conditions in each of the Company's four reportable segments:

•North American Flat-Rolled (Flat-Rolled): Flat-Rolled results improved primarily due to higher steel prices across most consumer and manufacturing industries, with both spot and contract prices higher than pricing in the prior year period. The benefit of pricing was partially offset by lower volumes and increased raw material costs.

•Mini Mill: Mini Mill results improved primarily due to higher steel prices across most customer and manufacturing industries and from a full current quarter of results compared to a partial prior quarter with the acquisition of Big River Steel occurring on January 15, 2021. The benefit of higher net sales was partially offset by higher costs, primarily related to raw materials.

•U. S. Steel Europe (USSE): USSE results improved primarily due to higher steel prices and stronger demand, which were partially offset by increased raw materials and energy costs.

•Tubular Products (Tubular): Tubular results improved primarily due to higher steel demand and prices from the steady increase of drilling activity. These benefits were partially offset by higher raw materials, operating costs and continued high levels of imports.

Net sales by segment for the three months ended March 31, 2022 and 2021 are set forth in the following table:

	Three Months Ended March 31,
(Dollars in millions, excluding intersegment sales)	2022	2021	% Change
Flat-Rolled Products (Flat-Rolled)	$2,954	$2,272	30%
Mini Mill (a)	718	450	60%
U. S. Steel Europe (USSE)	1,251	798	57%
Tubular Products (Tubular)	309	134	131%
Total sales from reportable segments	5,232	3,654	43%
Other	2	10	(80)%
Net sales	$5,234	$3,664	43%
(a) Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended March 31, 2022 versus the three months ended March 31, 2021 is set forth in the following table:

	Steel Products (a)
	Volume	Price	Mix	Acquisition Variance	FX (b)	Other (c)	Net Change
Flat-Rolled	(15)%	41%	—%	n/a	—%	3%	29%
Mini Mill (d)	(8)%	41%	—%	26%	—%	1%	60%
USSE	7%	58%	—%	n/a	(8)%	—%	57%
Tubular	40%	96%	(3)%	n/a	—%	(2)%	131%
(a) Excludes intersegment sales.
(b) Foreign currency translation effects.
(c) Primarily of sales of raw materials and coke making by-products.
(d) Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.

Net sales for the three months ended March 31, 2022 compared to the same period in 2021 were $5,234 million and $3,664 million, respectively.
•For the Flat-Rolled segment the increase in sales primarily resulted from higher average realized prices ($480 per ton) across products, partially offset by decreased shipments (385 thousand tons) across most products.
•For the Mini Mill segment the increase in sales primarily resulted from higher realized prices ($405 per ton) across all products and increased shipments (60 thousand tons) as a result of the partial period of the Company's controlling interest in Big River Steel in Q1 2021.
•For the USSE segment the increase in sales primarily resulted from higher average realized prices ($361 per ton) across all products and increased shipments (67 thousand tons) across most products.
•For the Tubular segment the increase in sales primarily resulted from higher average realized prices ($977 per net ton) and increased shipments (39 thousand tons).

Selling, general and administrative expenses

Selling, general and administrative expenses were $117 million in the three months ended March 31, 2022 compared to $102 million in the three months ended March 31, 2021. The increase in expenses in the three months ended March 31, 2022 versus the same period in 2021 primarily in our Mini Mill and USSE segments from higher profit, variable or incentive based costs.

Restructuring and other charges
During the three months ended March 31, 2022 and March 31, 2021 the Company recorded restructuring and other charges of $17 million and $6 million. See Note 20 to the Condensed Consolidated Financial Statements for further details.

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

In 2020, we took actions to adjust our footprint by idling certain operations to better align production with customer demand and respond to the impacts from the COVID-19 pandemic. The operations that were initially idled in 2020 and remained idle as of March 31, 2022 included:
•Blast Furnace A at Granite City Works
•Lone Star Tubular Operations
•Lorain Tubular Operations
•Wheeling Machine Products coupling production facility at Hughes Springs, Texas

As of March 31, 2022 the carrying value of the idled fixed assets for facilities noted above was: Granite City Works Blast Furnace A, $60 million; Lone Star Tubular Operations, $5 million; Lorain Tubular Operations, $65 million and Wheeling Machine Product's production facility, immaterial.

In December 2021, the Company permanently idled the steelmaking operations at its Great Lakes Works facility. The coil finishing process continues to operate and the iron making process at Great Lakes Works remains idled for an indefinite period of time. The carrying value of the remaining Great Lakes Works indefinitely idled facilities was approximately $155 million as of March 31, 2022. In addition, in March 2022, the Company permanently idled the finishing facilities at its East Chicago Tin operations, which had been idled on an indefinite basis during 2019.

Earnings (loss) before interest and income taxes by segment is set forth in the following table:

	Three months ended March 31,		% Change
(Dollars in millions)	2022	2021
Flat-Rolled	$513	$146	251%
Mini Mill (a)	278	132	111%
USSE	264	105	151%
Tubular	77	(29)	366%
Total earnings from reportable segments	1,132	354	220%
Other	7	8	(13)%
Segment earnings before interest and income taxes	1,139	362	215%
Items not allocated to segments:
Restructuring and other charges	(17)	(6)
Other charges, net	(4)	(42)
Gains on asset sold and previously held investments	—	111
Total earnings before interest and income taxes	$1,118	$425	163%
(a) Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.

Segment results for Flat-Rolled

	Three months ended March 31,		% Change
	2022	2021
Earnings before interest and taxes ($ millions)	$513	$146	251%
Gross margin	23%	15%	8%
Raw steel production (mnt)	2,205	2,581	(15)%
Capability utilization	68%	62%	6%
Steel shipments (mnt)	1,947	2,332	(17)%
Average realized steel price per ton	$1,368	$888	54%

The increase in Flat-Rolled results for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to:
•increased average realized prices, including mix (approximately $955 million)
•increased coke, iron ore and other non-steel sales (approximately $35 million)
•favorable equity investees income (approximately $30 million),

these changes were partially offset by:
•decreased shipments (approximately $95 million)
•higher raw material costs (approximately $165 million)
•higher energy costs (approximately $75 million)
•increased operating costs (approximately $185 million)
•higher other costs predominantly variable compensation (approximately $135 million).
Gross margin for the three months ended March 31, 2022 compared to the same period in 2021 increased primarily as a result of higher average realized prices.
Segment results for Mini Mill (a)

	Three Months Ended March 31,		% Change
	2022	2021
Earnings before interest and taxes ($ millions)	$278	132	111%
Gross margin	46%	36%	10%
Raw steel production (mnt)	601	510	18%
Capability utilization	74%	75%	(1)%
Steel shipments (mnt)	507	447	13%
Average realized steel price per ton	$1,372	$967	42%
(a) Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.
The increase in Mini Mill results for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to:
•increased average realized prices, including mix (approximately $245 million)
•increased shipments (approximately $25 million) as a result of the partial period of the Company's controlling interest in Big River Steel in Q1 2021.
these changes were partially offset by:
•higher raw material costs (approximately $75 million)
•increased operating costs (approximately $15 million)
•higher energy costs (approximately $5 million)
•higher other costs, primarily variable compensation (approximately $30 million).
Gross margin for the three months ended March 31, 2022 compared to the same period in 2021 increased primarily as a result of higher average realized prices.
Segment results for USSE

	Three Months Ended March 31,		% Change
	2022	2021
Earnings before interest and taxes ($ millions)	$264	$105	151%
Gross margin	24%	17%	7%
Raw steel production (mnt)	1,088	1,197	(9)%
Capability utilization	88%	97%	(9)%
Steel shipments (mnt)	1,110	1,043	6%
Average realized steel price per ($/ton)	$1,109	$748	48%
Average realized steel price per (€/ton)	€988	€620	59%

The increase in USSE results for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to:
•increased average realized prices, including mix (approximately $450 million)
•increased shipments (approximately $15 million),
these changes were partially offset by:
•higher raw material costs (approximately $145 million)
•increased operating costs (approximately $40 million)
•higher energy costs ($70 million)
•weakening of the Euro versus the U.S. dollar (approximately $20 million)
•higher other costs, primarily variable compensation (approximately $30 million).

Gross margin for the three months ended March 31, 2022 compared to the same period in 2021 increased primarily as a result of higher average realized prices and sales volume.

Segment results for Tubular

	Three Months Ended March 31,		% Change
	2022	2021
Earnings/(loss) before interest and taxes ($ millions)	$77	$(29)	366%
Gross margin	29%	(11)%	40%
Raw steel production (mnt)	156	93	68%
Capability utilization	70%	42%	28%
Steel shipments (mnt)	128	89	44%
Average realized steel price per ton	$2,349	$1,372	71%

The increase in Tubular results for the three months ended March 31, 2022 as compared to the same period in 2021 occurred despite continued high levels of imports and was primarily due to:
•increased average realized prices, including mix (approximately $100 million)
•increased shipments, including volume efficiencies (approximately $15 million)
•lower other costs (approximately $5 million),
these changes were partially offset by:
•higher raw material costs (approximately $5 million)
•increased operating costs (approximately $10 million).
Gross margin for the three months ended March 31, 2022 compared to the same periods in 2021 increased primarily as a result of higher average realized prices and sales volume, partially offset by increased raw material costs.

Net interest and other financial costs

	Three Months Ended March 31,		% Change
(Dollars in millions)	2022	2021
Interest expense	$50	$92	46%
Interest income	(1)	(1)	—%
Loss on debt extinguishment	—	255	100%
Other financial benefits	2	18	(89)%
Net periodic benefit income	(61)	(31)	97%
Total net interest and other financial (benefits) costs	$(10)	$333	103%

Net interest and other financial (benefits) costs improved in the three months ended March 31, 2022 as compared to the same period last year from the absence of current year debt retirement losses, reduced interest expense from a reduced level of debt and an increase in net periodic benefit income, primarily due to lower amortization of actuarial losses.
Income taxes

Income tax expense was $246 million in the three months ended March 31, 2022 compared to $1 million in the three months ended March 31, 2021, primarily because the tax provision for the three months ended March 31, 2021 included a full valuation allowance on domestic deferred tax assets.

Net earnings

Net earnings attributable to United States Steel Corporation were $882 million in the three months ended March 31, 2022 compared to net earnings of $91 million three months ended March 31, 2021. The changes primarily reflect the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $771 million for the three months ended March 31, 2022 compared to net cash provided by operating activities of $111 million in the same period in 2021. The period over period increase in cash from operations was primarily due to stronger financial results and increased taxes payable, partially offset by changes in working capital. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.

As shown below our cash conversion cycle for the first quarter of 2022 increased by five days as compared to the fourth quarter of 2021 primarily from increased inventory days due to increase in raw material inventory.

Cash Conversion Cycle	First Quarter of 2022		Fourth Quarter of 2021
	$ millions	Days	$ millions	Days
Accounts receivable, net (a)	$2,415	39	$2,089	37

+ Inventories (b)	$2,663	57	$2,210	51

- Accounts Payable and Other Accrued Liabilities (c)	$3,122	68	$2,684	65
= Cash Conversion Cycle (d)		28		23
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

The last-in, first-out (LIFO) inventory method is the predominant method of inventory costing for our Flat-Rolled and Tubular segments. Based on the Company’s latest internal forecasts and its inventory requirements, management does not believe there will be significant permanent LIFO liquidations that would impact earnings for the remainder of 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities was $352 million or the three months ended March 31, 2022 compared to net cash used in investing activities of $762 million in the same period in 2021 primarily due to capital expenditures (as discussed below).

Capital expenditures for the three months ended March 31, 2022, were $349 million, compared with $136 million in the same period in 2021. Flat-Rolled capital expenditures were $117 million which includes spending for the construction of a pig iron facility at Gary Works, hot strip mill upgrades at Gary Works, mining equipment and other infrastructure, environmental, and strategic projects. Mini Mill capital expenditures were $211 million and included spending for continuous galvanizing line 2 and a non-grain oriented line. Mini Mill segment capital expenditures also included $138 million of capital expenditures for a new mill under construction in Osceola, Arkansas (Mini Mill #2). USSE capital expenditures were $17 million and included spending for blast furnace stove and rail bridge upgrades and various other projects. Tubular capital expenditures were $4 million and included spending for Fairfield EAF projects, ASU Plant and various other infrastructure, and environmental projects.

Net Cash Used in Financing Activities

Net cash used in financing activities was $71 million for the three months ended March 31, 2022 compared to net cash used in financing activities of $573 million in the same period last year. The period over period increase in cash from financing activities was primarily due to the absence of significant current year debt repayments and current year proceeds from government grants, partially offset by the absence of current year common stock issuances and the current year repurchase of common stock.

Debt Financing

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

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed approximately $295 million of liquidity sources for financial assurance purposes as of March 31, 2022. Increases in certain of these commitments which use collateral are reflected within cash, cash equivalents and restricted cash on the Condensed Consolidated Statement of Cash Flows.

Share Repurchases

Common stock repurchased under our common stock repurchase program that was approved in October 2021 and increased in January 2022 totaled 5,031,970 shares and approximately $123 million in the three months ended March 31, 2022. See Note 22 to the Condensed Consolidated Financial Statements for further details.
Capital Requirements

U. S. Steel’s contractual commitments to acquire property, plant and equipment at March 31, 2022, totaled $1.875 billion.
Liquidity
The following table summarizes U. S. Steel’s liquidity as of March 31, 2022:

(Dollars in millions)
Cash and cash equivalents	$2,866
Amount available under Credit Facility Agreement	1,746
Amount available under Big River Steel - Revolving Line of Credit	350
Amount available under USSK Credit Agreement and USSK Credit Facility	347
Total estimated liquidity	$5,309

In the first quarter of 2022, we received $82 million in proceeds from government incentives for Mini Mill #2 from the sale of tax credits under the State of Arkansas's Recycling Tax Credit program. The Company is contingently liable for certain repayment penalties if it fails to meet certain employment requirements. See Note 21 to the Condensed Consolidated Financial Statements for further details.

We finished the first quarter of 2022 with $2,866 million of cash and cash equivalents and $5,309 million of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of a prior election to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.

We expect that our estimated liquidity requirements will consist primarily of the remaining portion of our 2022 planned strategic and sustaining capital expenditures, working capital requirements, interest expense, and operating costs and employee benefits for our operations after taking into account the footprint actions and cost reductions at our plants and headquarters. Our available liquidity at March 31, 2022 consists principally of our cash and cash equivalents and available borrowings under the Credit Facility Agreement, Big River Steel ABL Facility, USSK Credit Agreement and the USSK Credit Facility. Management continues to evaluate market conditions in our industry and our global liquidity position, and may consider additional actions to further strengthen our balance sheet and optimize liquidity, including but not limited to the repayment or refinancing of outstanding debt and the incurrence of additional debt to opportunistically finance strategic projects. The company may also return excess liquidity to shareholders through share repurchases and dividends from time to time if deemed appropriate by management.

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

Our U.S. facilities are subject to environmental laws applicable in the U.S., including the Clean Air Act (the CAA), the Clean Water Act (CWA), the Resource Conservation and Recovery Act (RCRA) and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), as well as state and local laws and regulations.

U. S. Steel has incurred and will continue to incur substantial capital, operating, and maintenance and remediation expenditures as a result of environmental laws and regulations, related to release of hazardous materials, which in recent years have been mainly for process changes to meet the CAA obligations and similar obligations in Europe.

EU Environmental Requirements and Slovak Operations
Phase IV of the EU Emissions Trading System (EU ETS) commenced on January 1, 2021, and will finish on December 31, 2030. The European Commission issued final approval of the Slovak National Allocation table in July 2021. The Slovak Ministry of Environment, after consent of the European Commission, allocated the full amount of 2021 free allowances to USSE in December 2021. In addition, a portion of the 2022 expected free allowances were received by USSE in February 2022. In the fourth quarter of 2020, USSE started purchasing EUA for the Phase IV period. As of March 31, 2022, we have pre-purchased approximately 3.8 million EUA totaling €168 million (approximately $186 million).

The EU’s Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production, to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to comply with or go beyond BAT requirements were €138 million (approximately $153 million) over the actual program period. These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. USSK complied with these covenants as of March 31, 2022. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g., bank guarantee) to secure 50 percent of the EU funding received.

For further discussion of laws applicable in Slovakia and the EU and their impact on USSE, see Note 21 to the Condensed Consolidated Financial Statements, “Contingencies and Commitments - Environmental Matters, EU Environmental Requirements.”

New and Emerging Environmental Regulations

United States and European Greenhouse Gas Emissions Regulations

Future compliance with CO2 emission requirements may include substantial costs for emission allowances, restriction of production and higher prices for coking coal, natural gas and electricity generated by carbon-based systems. Because we cannot predict what requirements ultimately will be imposed in the U.S. and Europe, it is difficult to estimate the likely impact on U. S. Steel, but it could be substantial. On March 28, 2017, President Trump signed Executive Order 13783 instructing the United States Environmental Protection Agency (the U.S. EPA) to review the Clean Power Plan (the CPP). As a result, in June 2019, the U.S. EPA published a final rule, the “Affordable Clean Energy (ACE) Rule” that replaced the CPP. Twenty-three states, the District of Columbia, and seven municipalities are challenging the CPP repeal and ACE rule in the U.S. Court of Appeals for the District of Columbia (the D.C.) Circuit. A coalition of 21 states has intervened in the litigation in support of the U.S. EPA. Various other public interest organizations, industry groups, and members of Congress are also participating in the litigation. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE to the U.S. EPA, while the CPP remains stayed. On October 19, 2021, the United States Supreme Court granted petitions for certiorari filed by the State of West Virginia and others. Oral arguments regarding the petitions were held before the U.S. Supreme Court on February 28, 2022. Because U.S. EPA has not re-instated the Obama-era Clean Power Plan and it is unclear on how the U.S. Supreme Court will decide the case, impacts to our operations as a result of any future greenhouse gas regulations are not estimable at this time since the matter is unsettled.

The Phase IV EU ETS period spans 2021-2030 and began on January 1, 2021.The Phase IV period is divided into two sub periods (2021-2025 and 2026-2030), rules for the first subperiod are finalized, however we expect that rules for the second subperiod may be more stringent than those for the first one. Currently, the overall EU target is a 40 percent reduction of 1990 emissions by 2030. Free allocation of CO2 allowances is based on reduced benchmark values which have been published in the first quarter of 2021 and historical levels of production from 2014-2018. Allocations to individual installations may be adjusted annually to reflect relevant increases and decreases in production. The threshold for adjustments is set at 15 percent and will be assessed on the basis of a rolling average of two precedent years. Production data verified by an external auditor shows that USSE missed the 15 percent threshold in 2019-20; therefore, the free allocation for 2021 was decreased. Additionally, lower production in 2019 and 2020 will have an impact on the future free allocation for 2026-2030, where the historical production average for years 2019-2023 will be assessed. Once approved, the rules may impact subperiod 2026-2030.

In order to achieve the EU political goal of carbon emissions neutrality by 2050, on July 14, 2021, the European Commission released a package of legislative proposals called Fit for 55. The proposals contain significant changes to current EU ETS functions and requirements, including: a new carbon border adjustment mechanism to impose carbon fees on EU imports, further reduction of free CO2 allowance allocation to heavy industry and measures to strengthen the supply of carbon allowances. The proposals are subject to the EU legislative process, and we cannot predict their future impact.

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

On July 13, 2020, the U.S. EPA published a Residual Risk and Technology Review rule for the Integrated Iron and Steel MACT category in the Federal Register. Based on the results of the U.S. EPA’s risk review, the agency determined that risks due to emissions of air toxics from the Integrated Iron and Steel category are acceptable and that the current regulations provided an ample margin of safety to protect public health. Under the technology review, the U.S. EPA determined that there are no developments in practices, processes or control technologies that necessitate revision of the standards. In September 2020, several petitions for review of the rule, including those filed by the Company, the American Iron and Steel Institute (the AISI), Clean Air Council and others, were filed with the United States Court of Appeals for the D.C. Circuit. The cases were consolidated and are being held in abeyance until the U.S. EPA reviews and responds to administrative petitions for review. U.S. EPA is required by court order to issue a final rule by October 26, 2023. Because U.S. EPA has yet to propose a revised iron and steel rule, any impacts are inestimable at this time.

For the Taconite Iron Ore Processing category, based on the results of the U.S. EPA's risk review, the agency promulgated a final rule on July 28, 2020, in which the U.S. EPA determined that risks from emissions of air toxics from this source category are acceptable and that the existing standards provide an ample margin of safety. Furthermore, under the technology review, the agency identified no cost-effective developments in controls, practices, or processes to achieve further emissions reductions. Petitions for review of the rule were filed in the United States Court of Appeals for the D.C. Circuit, in which the Company and the AISI intervened. U.S. EPA is required by court order to issue a final rule by November 16, 2023. Because U.S. EPA has yet to propose a revised taconite rule, any impacts are inestimable at this time.

U.S. EPA is in the process of conducting its statutorily obligated residual risk and technology review of coke oven standards. Because the U.S. EPA has not completed its review of the Coke MACT regulations, any impacts related to the U.S. EPA’s review of the coke standards cannot be estimated at this time.

In response to Court orders that invalidated prior U. S. EPA determinations regarding ozone attainment interference, on April 6, 2022, U.S. EPA proposed a Federal Implementation Plan (that would replace several pending or disapproved State Implementation Plans) for Regional Ozone Transport for the 2015 Ozone National Ambient Air Quality Standard. The proposed rule would affect electric generating units (EGUs) in 26 states and certain non-EGU industries, including, among several others, coke ovens, taconite production kilns, boilers, blast furnaces, basic oxygen furnaces, reheating furnaces, and annealing furnaces in 23 states, including those where U. S. Steel has operations. Based upon the Company’s initial review, the impacts of the rule, if promulgated as proposed, could be material.

The CAA also requires the U.S. EPA to develop and implement NAAQS for criteria pollutants, which include, among others, particulate matter (PM) - consisting of PM10 and PM2.5, lead, carbon monoxide, nitrogen dioxide, sulfur dioxide (SO2), and ozone.

In October 2015, the U.S. EPA lowered the NAAQS for ozone from 75 parts per billion (ppb) to 70 ppb. On November 6, 2017, the U.S. EPA designated most areas in which we operate as attainment with the 2015 standard. In a separate ruling, on June 4, 2018, the U.S. EPA designated other areas in which we operate as “marginal nonattainment” with the 2015 ozone standard. On December 6, 2018, the U.S. EPA published a final rule regarding implementation of the 2015 ozone standard. Because no state regulatory or permitting actions to bring the ozone nonattainment areas into attainment have yet to be proposed or developed for U. S. Steel facilities, the operational and financial impact of the ozone NAAQS cannot be reasonably estimated at this time. On December 31, 2020, the U.S. EPA published a final rule pursuant to its statutorily required review of NAAQS that retains the ozone NAAQS at 70 ppb. In January 2021, New York, along with several states and non-governmental organizations filed petitions for judicial review of the action with the United States Court of Appeals for the D.C. Circuit. Several other states and industry trade groups intervened in support of the U. S. EPA’s action. The case remains in abeyance before the court until December 15, 2023, as the U.S. EPA voluntarily reconsiders the ozone NAAQS. Because the U.S. EPA has yet to complete its reconsideration and propose a revised ozone NAAQS, any impacts are inestimable at this time.

On December 14, 2012, the U.S. EPA lowered the annual standard for PM2.5 from 15 micrograms per cubic meter (ug/m3) to 12 ug/m3 and retained the PM2.5 24-hour and PM10 NAAQS rules. In December 2014, the U.S. EPA designated some areas in which

U. S. Steel operates as nonattainment with the 2012 annual PM2.5 standard. On April 6, 2018, the U.S. EPA published a notice that Pennsylvania, California and Idaho failed to submit a State Implementation Plan (an SIP) to demonstrate attainment with the 2012 fine particulate standard by the deadline established by the CAA. As a result of the notice, Pennsylvania, a state in which we operate, was required to submit an SIP to the U.S. EPA no later than November 7, 2019 to avoid sanctions. On April 29, 2019, the Allegheny County Health Department (ACHD) published a draft SIP for the Allegheny County nonattainment area which demonstrates that all of Allegheny County will meet its reasonable further progress requirements and be in attainment with the 2012 PM2.5 annual and 24-hour NAAQS by December 31, 2021, with the existing controls that are in place. On September 12, 2019, the Allegheny County Board of Health unanimously approved the draft SIP. The draft SIP was then sent to the Pennsylvania Department of Environmental Protection (PADEP). PADEP submitted the SIP to the U.S. EPA for approval on November 1, 2019. To date, the U.S. EPA has not taken action on PADEP’s submittal. On December 18, 2020, the U.S. EPA published a final rule pursuant to its statutorily required review of NAAQS that retains the existing PM2.5 standards without revision. In early 2021, several states and non-governmental organizations filed petitions for judicial review of the action with the United States Court of Appeals for the D.C. Circuit. Several industry trade groups intervened in support of the U.S. EPA’s action. The case remains in abeyance before the court until March 1, 2023, as U.S. EPA voluntarily reconsiders the PM2.5 NAAQS. In court filings, U.S. EPA advised the Court that it intends to complete its reconsideration process by proposing a rule in Summer 2022 and promulgating a final rule in Spring 2023. Because U.S. EPA has yet to complete its reconsideration and propose a revised PM2.5 NAAQS, any impacts are inestimable at this time.

On January 26, 2021, ACHD announced that for the first time in history all eight air quality monitors in Allegheny County met the federal air quality standards including, in particular sulfur dioxide and particulate matter (PM2.5 and PM10). Preliminary data from 2021 indicates that all eight air quality monitors continue to meet the standards. On March 16, 2022, U.S. EPA published a final rule, a clean data determination, showing that Allegheny County has attained the 2012 annual PM2.5 NAAQS based on the 2018 – 2020 ambient air quality data. Based on these data, ACHD is in the process of seeking EPA approval to redesignate the area as attainment with the 2012 annual PM2.5 NAAQS.

For further discussion of relevant environmental matters, including environmental remediation obligations, see "Item 1. Legal Proceedings - Environmental Proceedings."
OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any new material off-balance sheet arrangements during the first quarter of 2022.

INTERNATIONAL TRADE
U. S. Steel continues to face import competition, much of which is unfairly traded and fueled by massive global steel overcapacity, currently estimated to be over 500 million metric tons per year—more than five times the entire U.S. steel market and over seventeen times total U.S. steel imports. These imports and overcapacity negatively impact the Company’s operational and financial performance. U. S. Steel continues to lead efforts to address these challenges that threaten the Company, our workers, our stockholders, and our country’s national and economic security.

As of the date of this filing, pursuant to a series of Presidential Proclamations issued in accordance with Section 232 of the Trade Expansion Act of 1962, U.S. imports of certain steel products are subject to a 25 percent tariff, except: (1) imports from Argentina, Brazil, and South Korea, which are subject to restrictive quotas; (2) imports from the European Union (EU) and Japan that are melted and poured in the EU/Japan, within quarterly tariff-rate quota (TRQ) limits; (3) imports from Canada and Mexico, which are not subject to tariffs or quotas, but tariffs could be re-imposed on surging product groups after consultations; and (4) imports from Australia, which are not subject to tariffs, quotas, or an anti-surge mechanism. In February 2022, the United States and Japan agreed to Section 232 TRQs that went into effect on April 1, 2022. In March 2022, the United States and the United Kingdom (UK) announced Section 232 TRQs that will go into effect on June 1, 2022.

The U.S. Department of Commerce (DOC) is managing a process in which U.S. companies may request and/or oppose temporary product exclusions from the Section 232 tariffs and quotas. U. S. Steel opposes exclusion requests for imported products that are the same as, or substitutes for, products manufactured by U. S. Steel.

Multiple legal challenges to the Section 232 action continue before the U.S. Court of International Trade (CIT) and the U.S. Court of Appeals for the Federal Circuit (CAFC), the latter which has consistently rejected constitutional and statutory challenges to the Section 232 action.

Since its implementation in March 2018, the Section 232 action has supported the U.S. steel industry’s and U. S. Steel’s investments in advanced steel production capabilities, technology, and skills, strengthening U.S. national and economic security. The Company continues to actively defend the Section 232 action.

In February 2019, the European Commission (EC) implemented a definitive safeguard on global steel imports in the form of TRQs that impose 25 percent tariffs on steel imports that exceed the TRQ limit, effective through June 2024.

Antidumping duties (AD) and countervailing duties (CVD or antisubsidy duties) apply in addition to the Section 232 tariffs, quotas, TRQs and the EC’s safeguard, and AD/CVD orders may continue beyond the Section 232 action and the EC’s safeguard. U. S.

Steel continues to actively defend and maintain the 60 U.S. AD/CVD orders and 10 EU AD/CVD orders covering U. S. Steel products in multiple proceedings before the DOC, U.S. International Trade Commission (ITC), CIT, CAFC, the EC and European courts, and the WTO.

DOC is conducting new AD/CVD investigations on imports of OCTG from Argentina, Mexico, Korea, and Russia that are expected to conclude in the second half of 2022. The ITC is conducting five-year "sunset" reviews of AD/CVD orders on hot-rolled steel, cold-rolled steel, and corrosion-resistant steel from twelve countries, with decisions expected in the second half of 2022.

In April, the United States suspended normal trade relations with Russia and Belarus, resulting in higher normal tariffs on imports from Russia and Belarus, including steel and raw materials.

Additional tariffs of 7.5 to 25 percent continue to apply to certain U.S. imports from China, including certain raw materials used in steel production, semi-finished and finished steel products and downstream steel products, pursuant to Section 301 of the Trade Act of 1974.

The United States and EU are currently negotiating a global arrangement on steel overcapacity and carbon intensity that is targeted for completion by the end of 2023.The Global Forum on Steel Excess Capacity, the Organisation for Economic Co-operation and Development Steel Committee, and trilateral negotiations between the United States, EU and Japan continue to address steel overcapacity.

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
For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, there were no material changes in U. S. Steel's exposure to market risk from December 31, 2021.

Item 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2022. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
GENERAL LITIGATION

On June 8, 2021, JSW Steel (USA) Inc. and JSW Steel USA Ohio, Inc. (collectively, JSW), U.S. based subsidiaries of Indian steelmaker JSW Steel, filed suit in the United States District Court for the Southern District of Texas against Nucor, U. S. Steel, AK Steel Holding Group and Cleveland-Cliffs (collectively, the JSW Defendants) alleging that the Defendants operated as a cartel and formed a conspiracy to boycott JSW from obtaining semi-finished steel slabs. JSW alleges that the JSW Defendants acted in violation of Section 1 of the Sherman Act and the Clayton Act (federal antitrust), and violation of the Texas Free Enterprise and Antitrust Act. JSW also alleges that the JSW Defendants formed a civil conspiracy in violation of Texas common law, and that the JSW Defendants tortiously interfered with JSW’s business relationships. The basis for JSW’s allegations relate to the JSW Defendants participation in the DOC's Section 232 process, including the JSW Defendants’ support of the enactment of the President’s Section 232 proclamation, statements made by the JSW Defendants after the enactment of Section 232, and the JSW Defendants’ participation in the Section 232 exclusion process. Plaintiffs seek monetary damages including $45 million for payment of Section 232 tariffs and unspecified amounts for financial penalties, termination fees and lost profits as well as other damages. U. S. Steel, along with the other JSW Defendants, filed a Motion to Dismiss the case on August 17, 2021. On February 17, 2022, the Court issued an opinion dismissing JSW’s antitrust complaint with prejudice. On March 16, 2022, JSW filed a notice of appeal with the United States Court of Appeals for the Fifth Circuit. The Company is vigorously defending the matter.

On January 22, 2021, NLMK Pennsylvania, LLC and NLMK Indiana, LLC (NLMK) filed a Complaint in the Court of Common Pleas of Allegheny County, Pennsylvania against the Company. The Complaint alleges that the Company made misrepresentations to the DOC regarding NLMK’s requests to be excluded from tariffs assessed on steel slabs imported into the United States pursuant to the March 2018 Section 232 Presidential Order imposing tariffs. NLMK claims over $100 million in compensatory and other damages. The Company removed the claim to the United States District Court for the Western District of Pennsylvania on February 25, 2021. U. S. Steel subsequently filed a Motion to Dismiss the case on August 30, 2021. On March 22, 2022, the Court issued an opinion dismissing NLMK’s complaint on federal preemption grounds and no timely appeal was made.

On April 11, 2017, there was a process waste-water release at our Midwest Plant (Midwest) in Portage, Indiana, that impacted a water outfall that discharges to Burns Waterway near Lake Michigan. The Company has since implemented substantial operational, process and notification improvements at Midwest. In January of 2018, The Surfrider Foundation and the City of Chicago initiated suits in the Northern District of Indiana alleging CWA and permit violations at Midwest. On April 2, 2018, the U.S. EPA and the State of Indiana initiated a separate action against the Company and lodged a Consent Decree negotiated between U. S. Steel and the relevant governmental agencies consisting of all material terms to resolve the CWA and National Pollutant Discharge Elimination System (NPDES) violations at Midwest. A public comment period for the Consent Decree ensued. The suits that the Surfrider Foundation and the City of Chicago filed are currently stayed. The Surfrider Foundation and the City of Chicago also filed motions, which were granted, to intervene in the Consent Decree case. The United States Department of Justice (the DOJ) filed a revised Consent Decree and a motion with the court to enter the Consent Decree as final on November 20, 2019. Surfrider Foundation, City of Chicago and other non-governmental organizations filed objections to the revised Consent Decree. The DOJ and U. S. Steel made filings in support of the revised Consent Decree. On August 31, 2021, the United States District Court for the Northern District of Indiana issued an Opinion and Order entering the Consent Decree. The Company filed a Motion to Lift the Stay in the citizen suits as well as Motions to Dismiss the suits on December 15, 2021. On March 31, 2022, the Court granted Company’s Motion to Lift the Stay in the citizen suits and the Motion to Dismiss the citizen suits remains pending. The Company is vigorously defending the matter.

On October 2, 2017, an Amended Shareholder Class Action Complaint was filed in the United States District Court for the Western District of Pennsylvania consolidating previously-filed actions. Separately, five related shareholder derivative lawsuits were filed in state and federal courts in Pittsburgh, Pennsylvania and the Delaware Court of Chancery. The underlying consolidated class action lawsuit alleges that U. S. Steel, certain current and former officers, an upper-level manager of the Company and the financial underwriters who participated in the August 2016 secondary public offering of the Company's common stock (collectively, the "Class Action Defendants") violated federal securities laws in making false statements and/or failing to discover and disclose material information regarding the financial condition of the Company. The lawsuit claims that this conduct caused a prospective class of plaintiffs to sustain damages during the period from January 27, 2016 to April 25, 2017 as a result of the prospective class purchasing the Company's common stock at artificially inflated prices and/or suffering losses when the price of the common stock dropped. The derivative lawsuits generally make the same allegations against the same officers and also allege that certain current and former members of the Board of Directors failed to exercise appropriate control and oversight over the Company and were unjustly compensated. The plaintiffs seek to recover losses that were allegedly sustained. The Class Action Defendants moved to dismiss plaintiffs’ claims. On September 29, 2018 the Court ruled on those motions granting them in part and denying them in part. On March 18, 2019, the plaintiffs withdrew the claims against the Class Action Defendants related to the 2016 secondary offering. As a result, the underwriters are no longer parties to the case. On December 31, 2019, the court granted the Plaintiffs' motion to certify the proceeding as a class action. The Company's appeal of that decision has been denied by the Third Circuit Court of Appeals and the class has been notified. Discovery has concluded and the Company and individual defendants continue vigorously defending the remaining claims.

ENVIRONMENTAL PROCEEDINGS
The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of March 31, 2022, under federal and state environmental laws, and which U. S. Steel reasonably believes may result in monetary sanctions of at least $1 million (the threshold chosen by U. S. Steel as permitted by Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended). Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

CERCLA Remediation Sites

Claims under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) have been raised with respect to the cleanup of various waste disposal and other sites. Under CERCLA, potentially responsible parties (each, a PRP) for a site include current owners and operators, past owners and operators at the time of disposal, persons who arranged for disposal of a hazardous substance at a site and persons who transported a hazardous substance to a site. CERCLA imposes strict and joint and several liabilities. Because of various factors, including the ambiguity of the regulations, the difficulty of identifying the responsible parties for any particular site, the complexity of determining the relative liability among them, the uncertainty as to the most desirable remediation techniques, and the amount of damages and cleanup costs and the time period during which such costs may be incurred, we are unable to reasonably estimate U. S. Steel’s ultimate liabilities under CERCLA.

As of March 31, 2022, U. S. Steel has received information requests or been identified as a PRP at a total of four CERCLA sites, three of which have liabilities that have not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at the other site will be over $5 million as described below.

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

Remediation contracts were issued by both USS and GLNPO for the first phase of the remedial work at the site during the fourth quarter of 2020. USS and GLNPO have contracted for the second phase of work at the site which will extend through early 2022. The final phase of the remedial design has been defined and another amendment to the Project Agreement between U.S. Steel and GLNPO was executed in December 2021. USS' portion of additional, design, oversight costs, and implementation of all three phases of the preferred remedial alternative on the upland property and Estuary are currently estimated as of March 31, 2022 at approximately $53 million.

Resource Conservation Recovery Act (RCRA) and Other Remediation Sites

U. S. Steel may be liable for remediation costs under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. There are nine such sites where remediation is being sought involving amounts in excess of $1 million. Based on currently available information, which is in many cases preliminary and incomplete, management believes that liability for cleanup and remediation costs in connection with five sites may involve remediation costs between $1 million and $5 million per site and four sites are estimated to, or could have, costs for remediation, investigation, restoration or compensation in excess of $5 million per site.

For more information on the status of remediation activities at U. S. Steel’s significant sites, see the discussions below.

Gary Works

On October 23, 1998, the U.S. EPA issued a final Administrative Order on Consent addressing Corrective Action for Solid Waste Management Units (each, an SWMU and, collectively, the SWMUs) throughout Gary Works. This Order on Consent requires U. S. Steel to perform an RCRA Facility Investigation (RFI), a Corrective Measures Study and Corrective Measure Implementation. Evaluations are underway at six groundwater areas on the east side of the facility. An Interim Stabilization Measure work plan has been approved by the U.S. EPA for one of the six areas and a contractor has recently completed installation and startup of the remedial system. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $24 million as of March 31, 2022, based on our current estimate of known remaining costs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality. Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel had determined the most effective means to address the remaining impacted material was to manage those materials in a previously approved on-site Corrective Action Management Unit (the CAMU). U. S. Steel awarded a contract for the implementation of the CAMU during the fourth quarter of 2018. Construction, waste stabilization and placement, along with closure of the CAMU, were substantially completed in the fourth quarter of 2020. U. S. Steel has an accrued liability of approximately $19 million as of March 31, 2022 for our estimated share of the remaining costs of remediation at the site.

USS-UPI LLC

In February 2020, U. S. Steel purchased the remaining 50 percent interest in USS-POSCO Industries, a former joint venture that is located in Pittsburg, California between subsidiaries of U. S. Steel and POSCO, now known as USS-UPI, LLC. Prior to formation of the joint venture, UPI's facilities were previously owned and operated solely by U. S. Steel, which assumed responsibility for the existing environmental conditions. U. S. Steel continues to monitor the impacts of the remedial plan implemented in 2016 to address groundwater impacts from trichloroethylene at SWMU 4. Evaluations continue for the SWMUs, known as the Northern Boundary Group, and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As such, there has been no material change in the status of the project during the three months ended March 31, 2022. As of March 31, 2022, approximately $1 million has been accrued for ongoing environmental studies, investigations and remedy monitoring. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, the U.S EPA and the DOJ and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) in December 1997. In accordance with the consent decree, U. S. Steel initiated an RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management, with the approval of the U.S. EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. While work continues on different aspects of the program, there has been no material change in the status of the project during the three months ended March 31, 2022. In total, the accrued liability for remaining work under the Corrective Action Program, was approximately $217,000 as of March 31, 2022. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Cherryvale (KS) Zinc

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation of the site proper was essentially completed in 2007. The Consent Order was amended on May 3, 2013 to require investigation (but not remediation) of potential contamination beyond the boundary of the former zinc smelting operation. On November 22, 2016, KDHE approved a State Cooperative Final Agency Decision Statement that identified the remedy selected to address potential contamination beyond the boundary of the former zinc smelting site. The Removal Action Design Plan was approved during the second quarter of 2018. The Waste Deposition Area design and the Interim Risk Management Plan (which includes institutional controls) were approved by KDHE during the fourth quarter of 2018. An amended consent order for remediation was signed in May 2019 and a remediation contract was executed in June 2019. Remediation work is now underway and is projected to continue through 2022. U. S. Steel has an accrued liability of approximately $2 million as of March 31, 2022 for our estimated share of the cost of remediation.

Air Related Matters

Great Lakes Works

In June 2010, the U.S. EPA significantly lowered the primary NAAQS for SO2 from 140 ppb on a 24-hour basis to an hourly standard of 75 ppb. Based upon the 2009-2011 ambient air monitoring data, the U.S. EPA designated the area in which Great Lakes Works is located as nonattainment with the 2010 SO2 NAAQS.

As a result, pursuant to the CAA, the Michigan Department of Environment, Great Lakes and Energy (EGLE) was required to submit an SIP to the U.S. EPA that demonstrates that the entire nonattainment area (and not just the monitor) would be in attainment by October 2018 by using conservative air dispersion modeling. To develop the SIP, U. S. Steel met with EGLE on multiple occasions and had offered reduction plans to EGLE but the parties could not agree to a plan. EGLE instead promulgated Rule 430, which was solely directed at U. S. Steel. The Company challenged Rule 430 before the Michigan Court of Claims, which by Order dated October 4, 2017 granted the Company’s motion for summary disposition voiding Rule 430 finding that it violated rule-making provisions of the Michigan Administrative Procedures Act and Michigan Constitution. Since Rule 430 has been invalidated and EGLE's SIP has not been approved, the U.S. EPA has indicated that it would promulgate a Federal Implementation Plan (FIP) pursuant to its obligations and authority under the CAA. On January 28, 2022, U.S. EPA promulgated a final rule in the Federal Register finding that the Detroit nonattainment area failed to attain the 2010 sulfur dioxide national ambient air quality standard. On February 15, 2022, the Northern District of California District Court entered a Consent Decree in Center for Biological Diversity, et al. v. Michael S. Regan, that requires the EPA to promulgate a final FIP for the Detroit area no later than September 30, 2022. To date, U. S. EPA has not proposed a FIP and the impacts of any future FIP to the Company are not estimable at this time.

Granite City Works

In October 2015, Granite City Works received a Violation Notice from the Illinois Environmental Protection Agency (the IEPA) in which the IEPA alleges that U. S. Steel violated the emission limits for nitrogen oxides (NOx) and volatile organic compounds from the Basic Oxygen Furnace Electrostatic Precipitator Stack. In addition, the IEPA alleges that U. S. Steel exceeded its natural gas usage limit at its CoGeneration Boiler. U. S. Steel responded to the notice and is currently discussing resolution of the matter with IEPA.

Although discussions with IEPA regarding the foregoing alleged violations are ongoing and the resolution of these matters is uncertain at this time, it is not anticipated that the result of those discussions will be material to U. S. Steel.

Minnesota Ore Operations

On February 6, 2013, the U.S. EPA published an FIP that applies to taconite facilities in Minnesota. An FIP establishes and requires emission limits and the use of low NOx reduction technology on indurating furnaces as Best Available Retrofit Technology. While U. S. Steel installed low NOx burners on three furnaces at Minntac and is currently obligated to install low NOx burners on the two other furnaces at Minntac pursuant to existing agreements and permits, the rule would require the installation of a low NOx burner on the one furnace at Keetac for which U. S. Steel did not have an otherwise existing obligation. U. S. Steel estimates expenditures associated with the installation of low NOx burners of as much as $25 million to $30 million. In 2013, U. S. Steel filed a petition for administrative reconsideration to the U.S. EPA and a petition for judicial review of the 2013 FIP and denial of the Minnesota SIP to the Eighth Circuit. In April 2016, the U.S. EPA promulgated a revised FIP with the same substantive requirements for U. S. Steel. In June 2016, U. S. Steel filed a petition for administrative reconsideration of the 2016 FIP to the U.S. EPA and a petition for judicial review of the 2016 FIP before the Eighth Circuit Court of Appeals. While the proceedings regarding the petition for judicial review of the 2013 FIP remained stayed, oral arguments regarding the petition for judicial review of the 2016 FIP were heard by the Eighth Circuit Court of Appeals on November 15, 2017. Thus, both petitions for judicial review remain with the Eighth Circuit. On December 4, 2017, the U.S. EPA published a notification in the Federal Register in which the U.S. EPA denied U. S. Steel’s administrative petitions for reconsideration and stay of the 2013 FIP and 2016 FIP. On February 1, 2018, U. S. Steel filed a petition for judicial review of the U.S. EPA’s denial of the administrative petitions for reconsideration to the Eighth Circuit Court of Appeals. The U.S. EPA and U. S. Steel reached a settlement regarding the five indurating lines at Minntac. After proposing a revised FIP and responding to public comments, on March 2, 2021, the U.S. EPA promulgated a final revised FIP incorporating the conditions and limits for Minntac to which the parties agreed. U. S. Steel and the U.S. EPA continue to negotiate resolution for Keetac.

Mon Valley Works

On November 9, 2017, the U.S. EPA Region III and ACHD jointly issued a Notice of Violation (NOV) regarding the Company’s Edgar Thomson facility in Braddock, Pennsylvania. In addition, on November 20, 2017, ACHD issued a separate, but related, NOV to the Company regarding the Edgar Thomson facility. In the NOVs, based upon their inspections and review of documents collected throughout the last two years, the agencies allege that the Company has violated the CAA by exceeding the allowable visible emission standards from certain operations during isolated events. In addition, the agencies allege that the Company has violated certain maintenance, reporting, and recordkeeping requirements. U. S. Steel met with the U.S. EPA Region III and ACHD several times. ACHD, the U.S. EPA Region III and U. S. Steel continue to negotiate a potential resolution of the matter.

On December 24, 2018, U. S. Steel's Clairton Plant experienced a fire, affecting portions of the facility involved in desulfurization of the coke oven gas generated during the coking process. With the desulfurization process out of operation as a result of the fire, U. S. Steel was not able to certify compliance with Clairton Plant’s Title V permit levels for sulfur emissions. U. S. Steel promptly notified ACHD, which has regulatory jurisdiction for the Title V permit, and updated the ACHD regularly on efforts to mitigate any potential environmental impacts until the desulfurization process was returned to normal operations. Of the approximately 2,400 hours between the date of the fire and April 4, 2019, when the Company resumed desulfurization, there were ten intermittent hours where average SO2 emissions exceeded the hourly NAAQS for SO2 at the Allegheny County regional air quality monitors located in Liberty and North Braddock boroughs, which are near U. S. Steel's Mon Valley Works facilities. On February 13, 2019, PennEnvironment and Clean Air Council, both environmental, non-governmental organizations, sent U. S. Steel a 60-day notice of intent to sue letter pursuant to the CAA. The letter alleged Title V permit violations at the Clairton, Irvin, and Edgar Thomson facilities as a result of the December 24, 2018 Clairton Plant fire. The 60-day notice letter also alleged that the violations caused adverse public health and welfare impacts to the communities surrounding the Clairton, Irvin, and Edgar Thomson facilities. PennEnvironment and Clean Air Council subsequently filed a Complaint in Federal Court in the Western District of Pennsylvania on April 29, 2019 to which U. S. Steel has responded. On May 3, 2019, ACHD filed a motion to intervene in the lawsuit which was granted by the Court. On June 25, 2019, ACHD filed its Complaint in Intervention, seeking injunctive relief and civil penalties regarding the alleged Permit violations following the December 24, 2018 fire. Fact and Expert discovery has been completed, and pre-trial motion briefing has been submitted to the court. The court heard oral arguments on the motions including the Plaintiffs’ Motions for Summary Judgment and on March 31, 2022, the Court denied all pre-trial motions. The Company will continue to vigorously defend against the matter.

On March 2, 2022, the Company received a stipulated penalty demand for $859,300 from the Allegheny County Health Department (ACHD) pursuant to the June 2019 Settlement Agreement and Order (SAO) between the Company and ACHD. In the demand notice, ACHD alleges that based upon daily visible emission observation inspections occurring April 1, 2021 through December 31, 2021, the Company’s Clairton plant violated applicable opacity standards from coke battery fugitive emission sources. The Company disagrees with the bases for the demand. The Company has initiated dispute resolution in accordance with the SAO and is vigorously defending the matter.

On March 7, 2022, the Company received an enforcement order from the Allegheny County Health Department (ACHD) that includes a civil penalty demand for $1,842,539. In the Order, the ACHD alleges that the Company’s Clairton plant is solely and entirely culpable for 153 alleged exceedances of the Pennsylvania hydrogen sulfide ambient air standard that are reported to have occurred during January 1, 2020 through March 1, 2022. The Company disagrees with the bases for the demand. On April 5, 2022, the Company appealed the Order and is vigorously defending the matter.

On March 24, 2022, the Company received an enforcement order from the Allegheny County Health Department (ACHD) that includes a civil penalty demand for $4,570,500 for alleged air permit violations occurring between January 1, 2020 through March 15, 2022 regarding the Company’s Clairton plant’s coke oven pushing emission control systems. The Company disagrees with the bases for the demand and has appealed the Order.

Water Related Matters

On April 11, 2017, there was a process waste-water release at our Midwest Plant (Midwest) in Portage, Indiana, that impacted a water outfall that discharges to Burns Waterway near Lake Michigan. The Company has since implemented substantial operational, process and notification improvements at Midwest. On April 2, 2018, the U.S. EPA and the State of Indiana initiated an action and lodged a Consent Decree negotiated between U. S. Steel and the relevant governmental agencies consisting of all material terms to resolve the CWA and National Pollutant Discharge Elimination System (NPDES) violations at the Midwest Plant. While the Consent Decree was being negotiated, in January of 2018, The Surfrider Foundation and the City of Chicago initiated citizen suits in the Northern District of Indiana alleging Clean Water Act (CWA) and permit violations at Midwest. The citizen suits were stayed pending resolution and entry of the Consent Decree, and both the Surfriders Foundation and the City of Chicago intervened in the Consent Decree action. On August 31, 2021, the United States District Court for the Northern District of Indiana issued an Opinion and Order entering the Consent Decree. The Company filed a Motion to Lift the Stay in the citizen suits as well as Motions to Dismiss the citizen suits on December 15, 2021. On March 31, 2022, the Court granted Company’s Motion to Lift the Stay in the citizen suits and the Motion to Dismiss the citizen suits remains pending. The Company is vigorously defending the matter.

On February 7, 2020, the Indiana Department of Environmental Management (IDEM) issued an Amended Notice of Violation and Proposed Agreed Order related to alleged NPDES permit water discharge violations at Midwest during the period of November 2018 through December 2019 unrelated to the violations resolved in the Consent Decree. On May 11, 2021, IDEM and U. S. Steel entered into an Agreed Order where U. S. Steel agreed to taking corrective actions, a civil penalty, a Supplemental Environmental Project, and stipulated penalties for future violations.
ASBESTOS LITIGATION

See Note 21 to our Condensed Consolidated Financial Statements, Contingencies and Commitments for a description of our asbestos litigation.

Item 1A.	RISK FACTORS
There have been no material changes or updates to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2.	PURCHASES OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASERS
Share repurchase activity under the Company's stock repurchase program during the three months ended March 31, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs in effect at March 31, 2022 (a)
January 1 - 31, 2022	2,358,866	$22.655	2,358,866	$596,625,800
February 1 - 28, 2022	1,907,866	$22.591	1,907,866	$553,524,900
March 1 - 31, 2022	765,238	$33.982	765,238	$527,520,800
Quarter ended March 31, 2022	5,031,970	$24.353	5,031,970	$527,520,800
(a) On October 25, 2021, the Board of Directors authorized a stock repurchase program to repurchase up to $300 million of our outstanding common stock at the discretion of management. On January 24, 2022 the Board of Directors authorized an additional $500 million under the stock repurchase program. The Company’s stock repurchase program does not obligate it to acquire any specific number of shares. Under this program, the shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending upon market conditions.

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

10.1	Special Transition Agreement and Release by and between Christine S. Breves and United States Steel Corporation, dated February 15, 2022.

10.2	Form of United States Steel Corporation 2016 Omnibus Incentive Plan Performance Share Award Grant Agreement (ROCE Grant)*

10.3	Form of United States Steel Corporation 2016 Omnibus Incentive Plan Performance Share Award Grant Agreement (TSR Grant)*
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

101
The following financial information from United States Steel Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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

April 29, 2022
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.