Form 10-Q
period 2022-06-30
UNITED STATES STEEL CORP
filed 2022-07-29
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Common stock outstanding at July 25, 2022 – 237,226,996 shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections. Generally, we have identified such forward-looking statements by using the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “target,” “forecast,” “aim,” “should,” “plan,” “goal,” “future,” “will,” "may" and similar expressions or by using future dates in connection with any discussion of, among other things, the construction or operation of new or existing facilities, the timing, size and form of share repurchase transactions, operating performance, trends, events or developments that we expect or anticipate will occur in the future, statements relating to volume changes, share of sales and earnings per share changes, anticipated cost savings, potential capital and operational cash improvements, changes in global supply and demand conditions and prices for our products, international trade duties and other aspects of international trade policy, statements regarding our future strategies, products and innovations, statements regarding our greenhouse gas emissions reduction goals and statements expressing general views about future operating results. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts, but instead represent only the Company’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as of the time made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, the risks and uncertainties described in this report and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and those described from time to time in our future reports filed with the Securities and Exchange Commission.

References in this Quarterly Report on Form 10-Q to (i) "U. S. Steel," "the Company," "we," "us," and "our" refer to United States Steel Corporation and its consolidated subsidiaries unless otherwise indicated by the context, (ii) “Big River Steel” refers to Big River Steel Holdings LLC and its direct and indirect subsidiaries unless otherwise indicated by the context and (iii) ”Transtar” refers to Transtar LLC and its direct and indirect subsidiaries unless otherwise indicated by the context.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2022	2021	2022	2021
Net sales:
Net sales	$5,794	$4,684	$10,637	$8,053
Net sales to related parties (Note 19)	496	341	887	636
Total (Note 6)	6,290	5,025	11,524	8,689
Operating expenses (income):
Cost of sales	4,661	3,678	8,484	6,752
Selling, general and administrative expenses	112	106	229	208
Depreciation, depletion and amortization	198	202	396	391
Earnings from investees	(95)	(35)	(131)	(49)
Asset impairment charges (Note 1)	151	28	157	28
Gain on equity investee transactions (Note 5)	—	—	—	(111)
Restructuring and other charges (Note 20)	17	31	34	37
Net gain on sale of assets	(2)	(15)	(4)	(15)
Other gains, net	(6)	(4)	(13)	(11)
Total	5,036	3,991	9,152	7,230
Earnings before interest and income taxes	1,254	1,034	2,372	1,459
Interest expense	39	84	89	176
Interest income	(4)	(1)	(5)	(2)
Loss on debt extinguishment	2	1	2	256
Other financial costs	16	4	18	22
Net periodic benefit income	(61)	(29)	(122)	(60)
Net interest and other financial (benefits) costs	(8)	59	(18)	392
Earnings before income taxes	1,262	975	2,390	1,067
Income tax expense (benefit) (Note 12)	284	(37)	530	(36)
Net earnings	978	1,012	1,860	1,103
Less: Net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to United States Steel Corporation	$978	$1,012	$1,860	$1,103
Earnings per common share (Note 13):
Earnings per share attributable to United States Steel Corporation stockholders:
'-Basic	$3.80	$3.75	$7.17	$4.25
'-Diluted	$3.42	$3.53	$6.45	$4.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2022	2021	2022	2021
Net earnings	$978	$1,012	$1,860	$1,103
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	(100)	23	(128)	(24)
Changes in pension and other employee benefit accounts	1	205	(2)	229
Changes in derivative financial instruments	14	(31)	36	(51)
Total other comprehensive loss, net of tax	(85)	197	(94)	154
Comprehensive income including noncontrolling interest	893	1,209	1,766	1,257
Comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive income attributable to United States Steel Corporation	$893	$1,209	$1,766	$1,257
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents (Note 7)	$3,035	$2,522
Receivables, less allowance of $43 and $44	2,428	1,968
Receivables from related parties (Note 19)	174	121
Inventories (Note 8)	3,014	2,210
Other current assets	384	331
Total current assets	9,035	7,152
Long-term restricted cash (Note 7)	64	76
Operating lease assets	163	185
Property, plant and equipment	19,841	19,676
Less accumulated depreciation and depletion	12,398	12,422
Total property, plant and equipment, net	7,443	7,254
Investments and long-term receivables, less allowance of $4 in both periods	778	694
Intangibles, net (Note 9)	497	519
Deferred income tax benefits (Note 12)	2	32
Goodwill (Note 9)	920	920
Other noncurrent assets	956	984
Total assets	$19,858	$17,816
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$3,228	$2,809
Accounts payable to related parties (Note 19)	157	99
Payroll and benefits payable	488	425
Accrued taxes	523	365
Accrued interest	65	68
Current operating lease liabilities	53	58
Short-term debt and current maturities of long-term debt (Note 15)	54	28
Total current liabilities	4,568	3,852
Noncurrent operating lease liabilities	119	136
Long-term debt, less unamortized discount and debt issuance costs (Note 15)	3,869	3,863
Employee benefits	206	235
Deferred income tax liabilities (Note 12)	299	122
Deferred credits and other noncurrent liabilities	506	505
Total liabilities	9,567	8,713
Contingencies and commitments (Note 21)
Stockholders’ Equity (Note 17):
Common stock (282,420,032 and 279,522,227 shares issued) (Note 13)	282	280
Treasury stock, at cost (39,042,398 shares and 15,708,839 shares)	(877)	(334)
Additional paid-in capital	5,166	5,199
Retained earnings	5,390	3,534
Accumulated other comprehensive income (Note 18)	237	331
Total United States Steel Corporation stockholders’ equity	10,198	9,010
Noncontrolling interests	93	93
Total liabilities and stockholders’ equity	$19,858	$17,816
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2022	2021
Increase (decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net earnings	$1,860	$1,103
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	396	391
Asset impairment charges (Note 1)	157	28
Gain on equity investee transactions	—	(111)
Restructuring and other charges (Note 20)	34	37
Loss on debt extinguishment	2	256
Pensions and other postretirement benefits	(106)	(46)
Deferred income taxes (Note 12)	247	(77)
Net gain on sale of assets	(4)	(15)
Equity investee earnings, net of distributions received	(110)	(49)
Changes in:
Current receivables	(615)	(875)
Inventories	(885)	(343)
Current accounts payable and accrued expenses	575	789
Income taxes receivable/payable	229	47
All other, net	(104)	(32)
Net cash provided by operating activities	1,676	1,103
Investing activities:
Capital expenditures	(660)	(284)
Acquisition of Big River Steel, net of cash acquired (Note 5)	—	(625)
Proceeds from cost reimbursement government grants (Note 21)	53	—
Proceeds from sale of assets	12	25
Other investing activities	(7)	(1)
Net cash used in investing activities	(602)	(885)
Financing activities:
Repayment of short-term debt (Note 15)	—	(180)
Revolving credit facilities - borrowings, net of financing costs (Note 15)	—	50
Revolving credit facilities - repayments (Note 15)	—	(911)
Issuance of long-term debt, net of financing costs (Note 15)	4	825
Repayment of long-term debt (Note 15)	(73)	(1,418)
Net proceeds from public offering of common stock (Note 22)	—	790
Common stock repurchased (Note 22)	(522)	—
Proceeds from government incentives (Note 21)	82	—
Other financing activities	(39)	(11)
Net cash used in financing activities	(548)	(855)
Effect of exchange rate changes on cash	(27)	(9)
Net increase (decrease) in cash, cash equivalents and restricted cash	499	(646)
Cash, cash equivalents and restricted cash at beginning of year (Note 7)	2,600	2,118
Cash, cash equivalents and restricted cash at end of period (Note 7)	$3,099	$1,472

Non-cash investing and financing activities:
Change in accrued capital expenditures	$104	$(26)
U. S. Steel common stock issued for employee/non-employee director stock plans	46	27
Capital expenditures funded by finance lease borrowings	26	10
Export Credit Agreement (ECA) financing	—	23
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
Asset Impairments
In the second quarter 2022, the Company recognized charges of approximately $151 million for the write-off of the blast furnaces and related fixed assets for the permanent idling of the iron making process at the Company's Great Lakes Works facility, which had been idled on an indefinite basis during 2020. The coil finishing process at Great Lakes Works continues to operate and remains a component of the Company's operating plans.

In May 2019, U. S. Steel announced that it planned to construct a new endless casting and rolling facility at its Edgar Thomson Plant in Braddock, Pennsylvania, and a cogeneration facility at its Clairton Plant in Clairton, Pennsylvania, both part of the Company's Mon Valley Works. The Company purchased certain equipment for this project before delaying groundbreaking in March 2020 in response to COVID-19. In April 2021, the Company determined not to pursue this project, re-evaluated the use of the already purchased equipment, and subsequently transferred suitable equipment to the Mini Mill segment to be used on the new three-million-ton mini mill flat-rolled facility under construction in Osceola, Arkansas (BR2). Total impairments of $56 million were recognized for this project in 2021, $28 million of which was recognized during the three-month period ended June 30, 2021.

There were no triggering events that required an impairment evaluation of our long-lived asset groups as of June 30, 2022.
2.    New Accounting Standards
In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). ASU 2021-08 requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for public companies with fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption of all amendments in the same period permitted. The Company is currently assessing the impact of ASU 2021-08 but does not believe it will have a material impact on its Condensed Consolidated Financial Statements.
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
4.    Segment Information
U. S. Steel has four reportable segments: North American Flat-Rolled (Flat-Rolled), Mini Mill, U. S. Steel Europe (USSE); and Tubular Products (Tubular). The Mini Mill segment reflects the acquisition of Big River Steel after the purchase of the remaining equity interest on January 15, 2021 (see Note 5 for further details) and BR2 which is under construction in Osceola, Arkansas. The Tubular segment includes the electric arc furnace at our Fairfield Tubular Operations in Fairfield, Alabama. The results of our real estate businesses and of our former railroad business are combined and disclosed in the Other category.
The results of segment operations for the three months ended June 30, 2022 and 2021 are:

(In millions) Three Months Ended June 30, 2022	Customer Sales	Intersegment Sales	Net Sales	Earnings from investees	Earnings (loss) before interest and income taxes
Flat-Rolled	$3,724	$147	$3,871	$86	$777
Mini Mill	838	147	985	—	270
USSE	1,342	4	1,346	—	280
Tubular	381	2	383	9	107
Total reportable segments	6,285	300	6,585	95	1,434
Other	5	—	5	—	(12)
Reconciling Items and Eliminations	—	(300)	(300)	—	(168)
Total	$6,290	$—	$6,290	$95	$1,254

Three Months Ended June 30, 2021
Flat-Rolled	$2,991	$63	$3,054	$32	$579
Mini Mill	759	142	901	—	284
USSE	1,078	1	1,079	—	207
Tubular	184	3	187	3	—
Total reportable segments	5,012	209	5,221	35	1,070
Other	13	27	40	—	14
Reconciling Items and Eliminations	—	(236)	(236)	—	(50)
Total	$5,025	$—	$5,025	$35	$1,034

The results of segment operations for the six months ended June 30, 2022 and 2021 are:

(In millions) Six Months Ended June 30, 2022	Customer Sales	Intersegment Sales	Net Sales	Earnings from investees	Earnings (loss) before interest and income taxes
Flat-Rolled	$6,678	$199	$6,877	$116	$1,290
Mini Mill	1,556	277	1,833	—	548
USSE	2,593	8	2,601	—	544
Tubular	690	5	695	15	184
Total reportable segments	11,517	489	12,006	131	2,566
Other	7	—	7	—	(5)
Reconciling Items and Eliminations	—	(489)	(489)	—	(189)
Total	$11,524	$—	$11,524	$131	$2,372

Six Months Ended June 30, 2021
Flat-Rolled	$5,263	$106	$5,369	$37	$725
Mini Mill	1,209	204	1,413	—	416
USSE	1,876	2	1,878	—	312
Tubular	318	7	325	6	(29)
Total reportable segments	8,666	319	8,985	43	1,424
Other	23	56	79	6	22
Reconciling Items and Eliminations	—	(375)	(375)	—	13
Total	$8,689	$—	$8,689	$49	$1,459

A summary of total assets by segment is as follows:

(In millions)	June 30, 2022	December 31, 2021
Flat-Rolled	$7,867	$7,337
Mini Mill(a)	5,394	4,715
USSE	6,443	6,111
Tubular	1,070	1,054
Total reportable segments	$20,774	$19,217
Other	$110	$88
Corporate, reconciling items, and eliminations(b)	(1,026)	(1,489)
Total assets	$19,858	$17,816
(a)Includes assets of $697 million and $347 million at June 30, 2022 and December 31, 2021, respectively, related to BR2 under construction in Osceola, Arkansas.
(b)The majority of corporate, reconciling items, and eliminations is comprised of cash and the elimination of intersegment amounts.
The following is a schedule of reconciling items to consolidated earnings before interest and income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Items not allocated to segments:
Restructuring and other charges (Note 20)	$(17)	$(31)	$(34)	$(37)
Asset impairment charges (Note 1)	(151)	(28)	(157)	(28)
Other charges, net	—	(6)	2	(48)
Gains on assets sold and previously held investments	—	15	—	126
Total reconciling items	$(168)	$(50)	$(189)	$13

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

Prior to the closing of the acquisition on January 15, 2021, U. S. Steel accounted for its 49.9% equity interest in Big River Steel under the equity method. As a result of the acquisition, the Company adjusted the carrying amount of its previously held equity investment to its fair value of $770 million which resulted in a gain of approximately $111 million. The gain was recorded in gain on equity investee transactions in the Condensed Consolidated Statement of Operations.

The following unaudited pro forma information for U. S. Steel includes the results of the Big River Steel acquisition as if it had been consummated on January 1, 2020. The unaudited pro forma information is based on historical information and is adjusted for amortization of intangible asset, property, plant and equipment and debt fair value step-ups. The pro forma information does not include any anticipated cost savings or other effects of the integration of Big River Steel. Accordingly, the unaudited pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations.

Six Months Ended June 30,
(in millions)	2021
Net sales	$8,761
Net earnings (loss)	$1,033

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

Other Transactions
In December 2021, the Company entered into an agreement to sell certain assets related to a component of its flat-roll business. As a result of this commitment, the Company has recognized a total of $119 million in restructuring-related charges during the fourth quarter 2021 and six months ended June 30, 2022. These charges are expected to be paid out on a long-term basis. This transaction is expected to result in a gain upon closure, which is subject to customary closing conditions.
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

The following tables disaggregate our revenue by product for each of the reportable business segments for the three months and six months ended June 30, 2022 and 2021, respectively:

Net Sales by Product (In millions):

Three Months Ended June 30, 2022	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$80	$—	$62	$—	$—	$142
Hot-rolled sheets	710	507	636	—	—	1,853
Cold-rolled sheets	1,108	123	123	—	—	1,354
Coated sheets	1,364	206	456	—	—	2,026
Tubular products	—	—	21	379	—	400
All Other (a)	462	2	44	2	5	515
Total	$3,724	$838	$1,342	$381	$5	$6,290
(a) Consists primarily of sales of raw materials and coke making by-products.

Three Months Ended June 30, 2021	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$—	$—	$46	$—	$—	$46
Hot-rolled sheets	653	451	561	—	—	1,665
Cold-rolled sheets	889	127	102	—	—	1,118
Coated sheets	1,020	179	334	—	—	1,533
Tubular products	—	—	14	178	—	192
All Other (a)	429	2	21	6	13	471
Total	$2,991	$759	$1,078	$184	$13	$5,025
(a) Consists primarily of sales of raw materials and coke making by-products.

Six Months Ended June 30, 2022	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$129	$—	$63	$—	$—	$192
Hot-rolled sheets	1,224	906	1,229	—	—	3,359
Cold-rolled sheets	2,079	215	262	—	—	2,556
Coated sheets	2,560	430	939	—	—	3,929
Tubular products	—	—	36	685	—	721
All Other (a)	686	5	64	5	7	767
Total	$6,678	$1,556	$2,593	$690	$7	$11,524
(a) Consists primarily of sales of raw materials and coke making by-products.

Six Months Ended June 30, 2021	Flat-Rolled	Mini Mill (b)	USSE	Tubular	Other	Total
Semi-finished	$12	$—	$49	$—	$—	$61
Hot-rolled sheets	1,103	700	947	—	—	2,750
Cold-rolled sheets	1,673	206	185	—	—	2,064
Coated sheets	1,898	300	632	—	—	2,830
Tubular products	—	—	24	306	—	330
All Other (a)	577	3	39	12	23	654
Total	$5,263	$1,209	$1,876	$318	$23	$8,689
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
7.     Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within U. S. Steel's Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statement of Cash Flows:

(In millions)	June 30, 2022	December 31, 2021	June 30, 2021
Cash and cash equivalents	$3,035	$2,522	$1,329
Restricted cash in other current assets	—	2	47
Restricted cash in other noncurrent assets	64	76	95
Transtar cash in assets held for sale	—	—	1
Total cash, cash equivalents and restricted cash	$3,099	$2,600	$1,472

Amounts included in restricted cash represent cash balances which are legally or contractually restricted, primarily for electric arc furnace construction, environmental and other capital projects and insurance purposes.
8.    Inventories
The LIFO method is the predominant method of inventory costing for our Flat-Rolled and Tubular segments. The FIFO and moving average methods are the predominant inventory costing methods for our Mini Mill segment and the FIFO method is the predominant inventory costing method for our USSE segment. At June 30, 2022 and December 31, 2021, the LIFO method accounted for 37 percent and 46 percent of total inventory values, respectively.

(In millions)	June 30, 2022	December 31, 2021
Raw materials	$1,342	$713
Semi-finished products	1,145	1,056
Finished products	480	388
Supplies and sundry items	47	53
Total	$3,014	$2,210
Current acquisition costs were estimated to exceed the above inventory values by $1.561 billion and $896 million at June 30, 2022 and December 31, 2021, respectively. Cost of sales increased and earnings before interest and income taxes decreased by $1 million for the three months ended June 30, 2022, and cost of sales decreased and earnings before interest and income taxes increased by $7 million for the six months ended June 30, 2022, respectively, as a result of liquidation of LIFO inventories. Cost of sales decreased and earnings before interest and income taxes increased by $6 million and $7 million for the three and six months ended June 30, 2021, respectively, as a result of liquidation of LIFO inventories.
9.     Intangible Assets and Goodwill
Intangible assets that are being amortized on a straight-line basis over their estimated useful lives are detailed below:

		As of June 30, 2022			As of December 31, 2021
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22 Years	$413	$28	$385	$413	$18	$395
Patents	5-15 Years	17	11	6	17	11	6
Energy Contract	2 Years	54	23	31	54	11	43
Total amortizable intangible assets		$484	$62	$422	$484	$40	$444
Total estimated amortization expense for the remainder of 2022 is $22 million. We expect approximately $118 million in total amortization expense from 2023 through 2027 and approximately $282 million in remaining amortization expense thereafter.
The carrying amount of acquired water rights with indefinite lives as of June 30, 2022 and December 31, 2021 totaled $75 million.
Below is a summary of goodwill by segment for the three months ended June 30, 2022:

	Flat-Rolled	Mini Mill	USSE	Tubular	Total
Balance at December 31, 2021	$—	$916	$4	$—	$920
Additions	—	—	—	—	—
Balance at June 30, 2022	$—	$916	$4	$—	$920
10.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit (income) cost for the three months ended June 30, 2022 and 2021:

	Pension Benefits		Other Benefits
(In millions)	2022	2021	2022	2021
Service cost	$11	$14	$2	$3
Interest cost	39	41	12	12
Expected return on plan assets	(89)	(89)	(23)	(20)
Amortization of prior service credit	1	1	(6)	(7)
Amortization of actuarial net loss (gain)	18	37	(13)	(6)
Net periodic benefit (income) cost, excluding below	(20)	4	(28)	(18)
Multiemployer plans	19	18	—	—
Settlement, termination and curtailment losses (a)	3	3	2	—
Net periodic benefit cost (income)	$2	$25	$(26)	$(18)
(a) During the three months ended June 30, 2022, pension and other postretirement benefits incurred special termination charges of approximately $5 million due to workforce restructuring. During the three months ended June 30, 2021, the pension plan incurred curtailment charges of approximately $3 million with the sale of Transtar.

The following table reflects the components of net periodic benefit (income) cost for the six months ended June 30, 2022 and 2021:

	Pension Benefits		Other Benefits
(In millions)	2022	2021	2022	2021
Service cost	$22	$28	$4	$6
Interest cost	78	81	24	24
Expected return on plan assets	(178)	(178)	(45)	(40)
Amortization of prior service cost	1	1	(13)	(14)
Amortization of actuarial net loss (gain)	36	75	(26)	(12)
Net periodic benefit (income) cost, excluding below	(41)	7	(56)	(36)
Multiemployer plans	38	37	—	—
Settlement, termination and curtailment losses (a)	4	3	2	—
Net periodic benefit cost (income)	$1	$47	$(54)	$(36)
(a) During the six months ended June 30, 2022, pension and other postretirement benefits incurred special termination charges of approximately $6 million due to workforce restructuring. During the six months ended June 30, 2021, the pension plan incurred curtailment charges of approximately $3 million with the sale of Transtar.

Employer Contributions
During the first six months of 2022, U. S. Steel made cash payments of $38 million to the Steelworkers Pension Trust and $1 million of pension payments not funded by trusts.
During the first six months of 2022, cash payments of $11 million were made for other postretirement benefit payments not funded by trusts.
Company contributions to defined contribution plans totaled $12 million and $11 million for the three months ended June 30, 2022 and 2021, respectively. Company contributions to defined contribution plans totaled $23 million and $21 million for the six months ended June 30, 2022 and 2021, respectively.

Transtar Disposition
In connection with the Transtar sale, U. S. Steel remeasured its main pension benefit plan as of June 30, 2021. As a result of the remeasurement, the net pension obligation was reduced by $255 million.

11.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors, or its designee, under the 2005 Stock Incentive Plan (2005 Plan) and the 2016 Omnibus Incentive Compensation Plan, as amended and restated (Omnibus Plan). The Company's stockholders approved the Omnibus Plan and authorized the Company to issue up to 32,700,000 shares of U. S. Steel common stock under the Omnibus Plan. While the awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of June 30, 2022, there were 9,310,460 shares available for future grants under the Omnibus Plan.

Recent grants of stock-based compensation consist of restricted stock units, total stockholder return (TSR) performance awards and return on capital employed (ROCE) performance awards. Shares of common stock under the Omnibus Plan are issued from authorized, but unissued stock. The following table is a summary of the awards made under the Omnibus Plan during the first six months of 2022 and 2021.

	2022		2021
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Restricted Stock Units	1,165,130	$24.28	1,492,880	$18.30
Performance Awards (c)
TSR	225,030	$28.53	306,930	$19.46
ROCE (d)	396,280	$23.60	485,900	$17.92
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted average for all grants during the period.
(c) The number of performance awards shown represents the target share grant of the award.
(d) A portion of ROCE awards granted in 2022 and 2021 are not shown in the table because they were granted in cash.

U. S. Steel recognized pretax stock-based compensation expense in the amount of $16 million and $15 million in the three-month periods ended June 30, 2022 and 2021, respectively and $32 million and $26 million in the first six months of 2022 and 2021, respectively.

As of June 30, 2022, total future compensation expense related to nonvested stock-based compensation arrangements was $72 million, and the weighted average period over which this expense is expected to be recognized is approximately 21 months.

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

The 171,000 performance-based stock options granted in December 2021 do not become vested and exercisable until the Company's 20-trading day average closing stock price meets or exceeds the following stock price hurdles during the seven-year period beginning on the grant date, as follows:

20-trading day Average Closing Stock Price Achievement During 7-Year Period Beginning on Grant Date(a)	Percentage of Performance-Based Stock Options Exercisable
$35.00	33.33%
$45.00	33.33%
$55.00	33.34%
(a) The $35.00 tranche vested in April 2022.

Stock Awards
Restricted stock units awarded as part of annual grants generally vest ratably over three years. Their fair value is the average market price of the underlying common stock on the date of grant. Restricted stock units granted in connection with new-hire or retention grants generally cliff vest three years from the date of the grant.

TSR performance awards may vest at varying levels at the end of a three-year performance period if U. S. Steel's total stockholder return compared to the total stockholder return of a peer group of companies meets specified performance criteria with each year in the three-year performance period weighted at 20 percent and the full three-year period weighted at 40 percent. TSR performance awards can vest at between zero and 200 percent of the target award. The fair value of the TSR performance awards is calculated using a Monte Carlo simulation.

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

The Chief Executive Officer was granted PSUs that vest with the following, equally weighted, performance metrics: (i) EBITDA margin expansion, (ii) greenhouse gas emissions intensity reduction, (iii) asset portfolio optimization, (iv) leverage metrics and (v) corporate relative valuation. Other members of the executive leadership team were granted PSUs that vest with performance criteria related to: (i) on time and on budget completion of BR2 (30% of the grant), (ii) EBITDA margin expansion (40% of the grant) and (iii) greenhouse gas emissions intensity reduction (30% of the grant).

For the PSU awards, a payout is achievable at threshold (50% of target), target (100% of target) or maximum (200% of target) performance achievement. Payout amounts will be interpolated between the threshold, target and maximum amounts.
12.    Income Taxes
Tax provision
For the six months ended June 30, 2022, and 2021, the Company recorded a tax provision of $530 million and a tax benefit of $36 million, respectively. Additionally, in accordance with the adoption of ASU 2020-06, the Company recorded an increase in its long-term state deferred tax asset of $4 million and a decrease in its long-term federal deferred tax liability of $15 million in the first quarter of 2022. The tax provision and tax benefit for the first six months of 2022 and 2021, respectively, were based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss and discrete items recognized during the period.

In March 2022, the Company and the Arkansas Economic Development Commission entered into the Recycling Tax Credit Incentive Agreement, whereby the Company may earn state income tax credits in an amount equal to 30% of the cost of waste reduction, reuse, or recycling equipment, subject to meeting the requirements of the Arkansas Code Ann. Section 26-51-506, for BR2 which is under construction in Osceola, Arkansas. Documentation supporting the Company's investment in qualifying equipment must be submitted as part of an application for certification expected to be completed on or before 2025. In March 2022, the Company received a lump-sum payment of approximately $82 million as proceeds from the sale of a portion of expected future tax credits to be earned by the Company (see Note 21 for additional information). The Company estimates that it could earn tax credits in excess of $700 million, exclusive of the amount sold in March 2022, which the Company will recognize in the year the assets are placed into service and meet the requirements of Arkansas Code Ann. Section 26-51-506. Any unused tax credit that cannot be claimed in a tax year may be carried forward indefinitely by the Company and applied to its future state tax liability.

The tax benefit for the six months ended June 30, 2021, includes a benefit of $262 million for the release of the domestic valuation allowance recorded against domestic deferred tax assets that are more likely than not to be realized. During the second quarter of 2021, the Company evaluated all available positive and negative evidence, including the impact of profitability generated from current year operations and future projections of profitability. As a result, the Company determined that all of its domestic deferred tax assets were more likely than not to be realized with the exception of certain of its state net operating losses and state tax credits and reversed the valuation allowance against those deferred tax assets accordingly.

Throughout the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2022 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2022 could be materially different from the forecasted amount used to estimate the tax provision for the six months ended June 30, 2022.

13.    Earnings and Dividends Per Common Share
Earnings Per Share Attributable to United States Steel Corporation Stockholders
The effect of dilutive securities on weighted average common shares outstanding included in the calculation of diluted earnings per common share for the three and six months ended June 30, 2022 and June 30, 2021 were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2022	2021	2022	2021
Earnings attributable to United States Steel Corporation stockholders:
Basic	$978	$1,012	$1,860	$1,103
Interest expense on Senior Convertible Notes, net of tax	3	—	7	—
Diluted	$981	$1,012	$1,867	$1,103
Weighted-average shares outstanding (in thousands):
Basic	257,267	269,872	259,348	259,668
Effect of Senior Convertible Notes	26,194	11,975	26,194	10,439
Effect of stock options, restricted stock units and performance awards	3,219	4,490	3,704	4,405
Diluted	286,680	286,337	289,246	274,512
Earnings per share attributable to United States Steel Corporation stockholders:
Basic	$3.80	$3.75	$7.17	$4.25
Diluted	$3.42	$3.53	$6.45	$4.02
Excluded from the computation of diluted earnings per common share due to their anti-dilutive effect were 0.6 million outstanding securities granted under the Omnibus Plan for both the three and six months ended June 30, 2022 and 0.9 million and 1.3 million outstanding securities granted under the Omnibus Plan for the three and six months ended June 30, 2021, respectively.
Dividends Paid Per Share
The dividend for each of the first and second quarters of 2022 was five cents per common share. The dividend for each of the first and second quarters of 2021 was one cent per common share.
14.    Derivative Instruments
U. S. Steel uses foreign exchange forward sales contracts (foreign exchange forwards) with maturities up to 28 months to manage our currency requirements and exposure to foreign currency exchange rate fluctuations. The USSE and Flat-Rolled segments use hedge accounting for their foreign exchange forwards. The Mini Mill segment has foreign exchange forwards for which hedge accounting has not been elected; therefore, the changes in the fair value of their foreign exchange forwards are recognized immediately in the Consolidated Statements of Operations (mark-to-market accounting).

U. S. Steel also uses financial swaps to protect from the commodity price risk associated with purchases of natural gas, zinc, tin, electricity and iron ore pellets (commodity purchase swaps). We elected cash flow hedge accounting for commodity purchase swaps for natural gas, zinc and tin and iron ore pellets and use mark-to-market accounting for electricity swaps. The maximum derivative contract duration for commodity purchase swaps where hedge accounting was elected and was not elected is 6 months and 18 months, respectively.

U. S. Steel has entered into financial swaps that are used to partially manage the sales price risk of certain hot-rolled coil sales (sales swaps) and iron ore pellet sales (zero cost collars). Both the sales swaps and the zero cost collars are accounted for using hedge accounting and have maturities of up to 6 months.

The table below shows the outstanding swap quantities used to hedge forecasted purchases and sales as of June 30, 2022 and June 30, 2021:

Hedge Contracts	Classification	June 30, 2022	June 30, 2021
Natural gas (in mmbtus)	Commodity purchase swaps	51,735,000	25,251,000
Tin (in metric tons)	Commodity purchase swaps	1,653	796
Zinc (in metric tons)	Commodity purchase swaps	14,476	12,851
Electricity (in megawatt hours)	Commodity purchase swaps	636,000	986,400
Iron ore pellets (in metric tons)	Commodity purchase swaps	10,000	—
Iron ore pellets (in metric tons)	Zero-cost collars	756,000	—
Hot-rolled coils (in tons)	Sales swaps	77,000	159,880
Foreign currency (in millions of euros)	Foreign exchange forwards	€332	€278
Foreign currency (in millions of dollars)	Foreign exchange forwards	$147	$9
Foreign currency (in millions of CAD)	Foreign exchange forwards	$8	$—

The following summarizes the fair value amounts included in our Condensed Consolidated Balance Sheets as of June 30, 2022, and December 31, 2021:

Balance Sheet Location (in millions)	June 30, 2022	December 31, 2021
Designated as Hedging Instruments
Accounts receivable	$76	$42
Accounts payable	47	59
Investments and long-term receivables	2	2
Other long-term liabilities	13	4
Not Designated as Hedging Instruments
Accounts receivable	18	5
Investments and long-term receivables	6	5

The table below summarizes the effect of hedge accounting on Accumulated Other Comprehensive Income (AOCI) and amounts reclassified from AOCI into earnings for the three and six months ended June 30, 2022 and 2021:

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Location of Reclassification from AOCI (a)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Sales swaps	$82	$(79)	Net sales	$(12)	$(23)
Commodity purchase swaps	(74)	22	Cost of sales (b)	21	5
Foreign exchange forwards	11	2	Cost of sales	12	(5)
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items resulting in immaterial ineffectiveness.
(b) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Location of Reclassification from AOCI (a)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Sales swaps	$24	$(123)	Net sales	$(38)	$(33)
Commodity purchase swaps	14	32	Cost of sales (b)	43	4
Foreign exchange forwards	9	21	Cost of sales	20	(10)
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items resulting in immaterial ineffectiveness.
(b) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.

At current contract values, $27 million currently in AOCI as of June 30, 2022 will be recognized as a decrease in cost of sales over the next year and $2 million currently in AOCI as of June 30, 2022 will be recognized as an increase in net sales over the next year.
The loss recognized for foreign exchange forwards and financial swaps where hedge accounting was not elected was $3 million and $12 million for the three and six months ended June 30, 2022, respectively. The loss recognized for foreign exchange forwards and financial swaps where hedge accounting was not elected was $6 million and $15 million for the three and six months ended June 30, 2021.

15.    Debt

(In millions)	Issuer/Borrower	Interest Rates %	Maturity	June 30, 2022	December 31, 2021
2037 Senior Notes	U. S. Steel	6.650	2037	350	350
2029 Senior Secured Notes	Big River Steel	6.625	2029	720	720
2029 Senior Notes	U. S. Steel	6.875	2029	700	750
2026 Senior Convertible Notes	U. S. Steel	5.000	2026	350	350
Environmental Revenue Bonds	U. S. Steel	4.125 - 6.750	2024 - 2050	633	647
Environmental Revenue Bonds	Big River Steel	4.500 - 4.750	2049	752	752
Finance leases and all other obligations	U. S. Steel	Various	2022 - 2029	85	67
Finance leases and all other obligations	Big River Steel	Various	2022 - 2031	126	122
Export Credit Agreement	U. S. Steel	Variable	2031	136	136
Credit Facility Agreement	U. S. Steel	Variable	2027	—	—
Big River Steel ABL Facility	Big River Steel	Variable	2026	—	—
USSK Credit Agreement	U. S. Steel Kosice	Variable	2026	—	—
USSK Credit Facility	U. S. Steel Kosice	Variable	2024	—	—
Total Debt				3,852	3,894
Less unamortized discount, premium, and debt issuance costs				(71)	3
Less short-term debt, long-term debt due within one year, and short-term issuance costs				54	28
Long-term debt				$3,869	$3,863

2029 Senior Notes
During the six months ended June 30, 2022, open market repurchases were made of approximately $50 million of aggregate principal on the 6.875% Senior Notes due 2029. There were redemption premiums and debt issuance write-offs of $2 million related to the repurchases.

Industrial Development Board of the City of Hoover, AL Environmental Improvement Revenue Bonds - Series 2020
During the six months ended June 30, 2022, U. S. Steel completed an approximately $14 million partial redemption of the Hoover, AL environmental revenue bonds. No redemption premiums were incurred as a result of this partial redemption.

2026 Senior Convertible Notes
In October 2019, U. S. Steel issued $350 million of 5.00% Senior Convertible Notes due November 1, 2026 (2026 Senior Convertible Notes). Interest on the 2026 Senior Convertible Notes is payable semi-annually on May 1 and November 1 of each year. The initial conversion rate for the 2026 Senior Convertible Notes is 74.8391 shares of U. S. Steel common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $13.36 per share of common stock, subject to adjustment pursuant to the 2026 Senior Convertible Notes indenture. Based on the initial conversion rate, the 2026 Senior Convertible Notes are convertible into 26,193,685 shares of U. S. Steel common stock and we reserved for the possible issuance of 33,396,930 shares, which is the maximum amount that could be issued upon conversion. Prior to August 1, 2026, holders of notes may convert all or a portion of their notes at their option only upon the satisfaction of specified conditions and during certain periods. On or after August 1, 2026, holders may convert all or a portion of their notes prior to the maturity date. Upon conversion, we will satisfy the obligation with cash, common stock, or a combination thereof, at our election. U. S. Steel may not redeem the 2026 Senior Convertible Notes prior to November 5, 2023. On or after November 5, 2023, and prior to August 1, 2026, if the price per share of U. S. Steel's common stock has been at least 130% of the conversion price for specified periods, U. S. Steel may redeem all or a portion of the 2026 Senior Convertible Notes at a cash redemption price of 100% of the principal amount, plus accrued and unpaid interest.

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

Big River Steel - Sustainability Linked ABL Facility
Big River Steel's amended senior secured asset-based revolving credit facility (Big River Steel ABL Facility) matures on July 23, 2026. The facility is secured by first-priority liens on accounts receivable and inventory and certain other assets and second priority liens on most tangible and intangible assets of Big River Steel in each case subject to permitted liens. Additionally, the amendment includes sustainability targets related to greenhouse gas emissions intensity reduction, safety performance and facility certification by ResponsibleSteel™.

The Big River Steel ABL Facility provides for borrowings for working capital and general corporate purposes in an amount equal up to the lesser of (a) $350 million and (b) a borrowing base calculated based on specified percentages of eligible accounts receivables and inventory, subject to certain adjustments and reserves.

Big River Steel LLC must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent twelve consecutive months when availability under the Big River Steel ABL Facility is less than the greater of ten percent of the borrowing base availability and $13 million. Based on the most recent four quarters as of June 30, 2022, Big River Steel would have met the fixed charge coverage ratio test. The facility includes affirmative and negative covenants and events of default that are customary for facilities of this type.

There were no loans outstanding under the Big River Steel ABL Facility at June 30, 2022.

U. S. Steel - Sustainability Linked Credit Facility Agreement
On May 27, 2022, U. S. Steel entered into the Sixth Amended and Restated Credit Facility Agreement (Credit Facility Agreement) to replace the existing Fifth Amended and Restated Credit Facility Agreement (Fifth Credit Facility Agreement). The Credit Facility Agreement has substantially the same terms as the Fifth Credit Facility Agreement, except the Credit Facility Agreement references the Secured Overnight Financing Rate instead of the London Interbank Offered Rate, adjusts the individual lenders' commitments, and renews the five-year maturity to May 27, 2027. The Credit Facility Agreement also adjusts the threshold for the fixed charge coverage ratio. The total availability under the facility remained the same at $1,750 million, and the financial impact from replacing the Fifth Credit Facility Agreement was immaterial. Consistent with the Fifth Credit Facility Agreement, the Credit Facility Agreement is secured by first-priority liens on certain accounts receivable and inventory and includes targets related to greenhouse gas emissions intensity reduction, safety performance and facility certification by ResponsibleSteel™.

The Credit Facility Agreement provides for borrowings for working capital and general corporate purchases in an amount equal to the lesser of (a) $1,750 million or (b) a borrowing base calculated based on specified percentages of eligible accounts receivable and inventory, subject to certain adjustments and reserves. As of June 30, 2022, there were approximately $4 million of letters of credit issued and no loans drawn under the Credit Facility Agreement. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of ten percent of the maximum facility availability and $140 million. Based on the most recent four quarters as of June 30, 2022, the Company would have met the fixed charge coverage ratio test.

U. S. Steel Košice (USSK) Credit Facilities
On September 29, 2021, USSK entered into a €300 million (approximately $312 million) unsecured sustainability linked credit agreement (USSK Credit Agreement). The USSK Credit Agreement matures in 2026 and contains sustainability targets related to greenhouse gas emissions intensity reduction, safety performance and facility certification by ResponsibleSteel™. At June 30, 2022, USSK had no borrowings under the USSK Credit Agreement.

At June 30, 2022, USSK had no borrowings under its €20 million credit facility (approximately $21 million) (USSK Credit Facility) and the availability was approximately $7 million due to approximately $14 million of customs and other guarantees outstanding.
16.    Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, current accounts and notes receivable, accounts payable and accrued interest included in the Condensed Consolidated Balance Sheet approximate fair value. See Note 14 for disclosure of U. S. Steel’s derivative instruments, which are accounted for at fair value on a recurring basis.
Stelco Option for Minntac Mine Interest
On April 30, 2020 (Effective Date), the Company entered into an Option Agreement with Stelco, Inc. (Stelco), that grants Stelco the option to purchase a 25 percent interest (Option Interest) in a to-be-formed entity (Joint Venture) that will own the Company’s current iron ore mine located in Mt. Iron, Minnesota (Minntac Mine). As consideration for the Option, Stelco paid the Company an aggregate amount of $100 million in five $20 million installments during the year-ended December 31, 2020 which are recorded net of transaction costs in the Condensed Consolidated Balance Sheet. The option can be exercised any time before January 31, 2027, and in the event Stelco exercises the option, Stelco will contribute an additional $500 million to the Joint Venture, which amount shall be remitted solely to U. S. Steel in the form of a one-time special distribution, and the parties will engage in good faith negotiations to finalize the master agreement (pursuant to which Stelco will acquire the Option Interest) and the limited liability company agreement of the Joint Venture.

The following table summarizes U. S. Steel’s financial liabilities that were not carried at fair value at June 30, 2022 and December 31, 2021. The fair value of long-term debt was determined using Level 2 inputs.

	June 30, 2022		December 31, 2021
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$3,677	$3,712	$4,379	$3,702
(a) Excludes finance lease obligations.

17.    Statement of Changes in Stockholders’ Equity

The following table reflects the first six months of 2022 and 2021 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Six Months Ended June 30, 2022 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$9,103	$3,534	$331	$280	$(334)	$5,199	$93
Comprehensive income (loss):
Net earnings	882	882	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	(3)	—	(3)	—	—	—	—
Currency translation adjustment	(28)	—	(28)	—	—	—	—
Derivative financial instruments	22	—	22	—	—	—	—
Employee stock plans	7	—	—	2	(20)	25	—
Common Stock Repurchased	(123)	—	—	—	(123)	—	—
Dividends paid on common stock	(13)	(13)	—	—	—	—	—
Cumulative effect upon adoption of Accounting Standards Update 2020-06	(56)	22	—	—	—	(78)	—
Balance at March 31, 2022	$9,791	$4,425	$322	$282	$(477)	$5,146	$93
Comprehensive income (loss):
Net earnings	978	978	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	1	—	1	—	—	—	—
Currency translation adjustment	(100)	—	(100)	—	—	—	—
Derivative financial instruments	14	—	14	—	—	—	—
Employee stock plans	19	—	—	—	(1)	20	—
Common Stock Repurchased	(399)	—	—	—	(399)	—	—
Dividends paid on common stock	(13)	(13)	—	—	—	—	—
Balance at June 30, 2022	$10,291	$5,390	$237	$282	$(877)	$5,166	$93

Six Months Ended June 30, 2021 (In millions)	Total	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,879	$(623)	$(47)	$229	$(175)	$4,402	$93
Comprehensive income (loss):
Net earnings	91	91	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	24	—	24	—	—	—	—
Currency translation adjustment	(47)	—	(47)	—	—	—	—
Derivative financial instruments	(20)	—	(20)	—	—	—	—
Employee stock plans	6	—	—	2	(7)	11	—
Common Stock Issued	790	—	—	48	—	742	—
Dividends paid on common stock	(3)	—	—	—	—	(3)	—
Balance at March 31, 2021	$4,720	$(532)	$(90)	$279	$(182)	$5,152	$93
Comprehensive income (loss):
Net earnings	1,012	1,012	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	205	—	205	—	—	—	—
Currency translation adjustment	23	—	23	—	—	—	—
Derivative financial instruments	(31)	—	(31)	—	—	—	—
Employee stock plans	17	—	—	—	(1)	18	—
Dividends paid on common stock	(2)	—	—	—	—	(2)	—
Other	(1)	—	—	—	—	—	(1)
Balance at June 30, 2021	$5,943	$480	$107	$279	$(183)	$5,168	$92

18.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions)	Pension and Other Benefit Items	Foreign Currency Items	Unrealized (Loss) Gain on Derivatives	Total
Balance at December 31, 2021	$(25)	$371	$(15)	$331
Other comprehensive (loss) income before reclassifications	(1)	(128)	65	(64)
Amounts reclassified from AOCI (a)	(1)	—	(29)	(30)
Net current-period other comprehensive (loss) income	(2)	(128)	36	(94)
Balance at June 30, 2022	$(27)	$243	$21	$237

Balance at December 31, 2020	$(458)	$449	$(38)	$(47)
Other comprehensive income (loss) before reclassifications	191	(24)	(79)	88
Amounts reclassified from AOCI (a)	38	—	28	66
Net current-period other comprehensive income (loss)	229	(24)	(51)	154
Balance at June 30, 2021	$(229)	$425	$(89)	$107
(a) See table below for further details.

	Amount reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI components (in millions)	2022	2021	2022	2021
Amortization of pension and other benefit items (a)
Prior service credits	$(5)	$(6)	$(12)	$(13)
Actuarial losses	5	32	11	63
Settlement, termination and curtailment losses	—	1	—	1
Total pensions and other benefits items	—	27	(1)	51
Derivative reclassifications to Condensed Consolidated Statements of Operations	(47)	22	(37)	37
Total before tax	(47)	49	(38)	88
Tax (benefit) provision	11	(21)	8	(22)
Net of tax	$(36)	$28	$(30)	$66
(a) These AOCI components are included in the computation of net periodic benefit cost. See Note 10 for additional details.
19.    Transactions with Related Parties
Related party sales and service transactions are primarily related to equity investees and were $496 million and $341 million for the three months ended June 30, 2022 and 2021, respectively and $887 million and $636 million for the six months ended June 30, 2022 and 2021, respectively.
Accounts payable to related parties include balances due to PRO-TEC Coating Company, LLC (PRO-TEC) of $156 million and $98 million at June 30, 2022 and December 31, 2021, respectively for invoicing and receivables collection services provided by U. S. Steel on PRO-TEC's behalf. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $1 million for both periods ending June 30, 2022 and December 31, 2021, respectively.
Purchases from related parties for outside processing services provided by equity investees amounted to $7 million and $6 million for the three months ended June 30, 2022 and 2021, respectively and $14 million and $26 million for the six months ended June 30, 2022 and 2021, respectively. Purchases of iron ore pellets from related parties amounted to $44 million and $30 million for the three months ended June 30, 2022 and 2021, respectively and $68 million and $54 million for the six months ended June 30, 2022 and 2021, respectively.
20.    Restructuring and Other Charges
During the three months ended June 30, 2022, the Company recorded restructuring and other charges of $17 million, which consisted of $13 million related to the planned sale of a component within the Flat-Rolled segment and $4 million of severance-related charges at other facilities. Cash payments were made related to severance and exit costs of approximately $5 million.
During the six months ended June 30, 2022, the Company recorded restructuring and other charges of $34 million, which consisted of $30 million related to the planned sale of a component within the Flat-Rolled segment and $4 million of severance-related charges at other facilities. Cash payments were made related to severance and exit costs of approximately $28 million.
During the three months ended June 30, 2021, the Company recorded restructuring and other charges of $31 million, which consisted of $25 million for Great Lakes Works and $6 million for environmental and other charges. Cash payments were made related to severance and exit costs of approximately $15 million.
During the six months ended June 30, 2021, the Company recorded restructuring and other charges of $37 million, which consisted of $27 million for Great Lakes Works and $10 million for environmental related charges at other facilities and costs related to severance. Cash payments were made related to severance and exit costs of approximately $44 million.
The activity in the accrued balances incurred in relation to restructuring during the six months ended June 30, 2022 was as follows:

(In millions)	Employee Related Costs	Exit Costs	Non-cash Charges	Total
Balance at December 31, 2021	$91	$149	$—	$240
Additional charges	35	(1)	—	34
Cash payments/utilization (a)	(14)	(22)	—	(36)
Balance at June 30, 2022	$112	$126	$—	$238
(a)$8 million of payments were made from the pension fund trust assets in the Employee Related Costs column.

Accrued liabilities for restructuring programs are included in the following balance sheet lines:

(In millions)	June 30, 2022	December 31, 2021
Accounts payable	$108	$34
Payroll and benefits payable	1	2
Employee benefits	110	88
Deferred credits and other noncurrent liabilities	19	116
Total	$238	$240
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
Asbestos matters – As of June 30, 2022, U. S. Steel was a defendant in approximately 925 active asbestos cases involving approximately 2,515 plaintiffs. The vast majority of these cases involve multiple defendants. About 1,545, or approximately 61 percent, of these plaintiff claims are currently pending in a jurisdiction which permits filings with massive numbers of plaintiffs. At December 31, 2021, U. S. Steel was a defendant in approximately 915 active asbestos cases involving approximately 2,505 plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

The following table shows the number of asbestos claims in the current period and the prior three years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2019	2,320	195	265	2,390
December 31, 2020	2,390	240	295	2,445
December 31, 2021	2,445	200	260	2,505
June 30, 2022	2,505	110	120	2,515
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

(In millions)	Six Months Ended June 30, 2022
Beginning of period	$158
Accruals for environmental remediation deemed probable and reasonably estimable	3
Obligations settled	(24)
End of period	$137
Accrued liabilities for remediation activities are included in the following Condensed Consolidated Balance Sheet lines:

(In millions)	June 30, 2022	December 31, 2021
Accounts payable and other accrued liabilities	$64	$65
Deferred credits and other noncurrent liabilities	73	93
Total	$137	$158
Expenses related to remediation are recorded in cost of sales and were immaterial for both the six-month periods ended June 30, 2022 and June 30, 2021. It is not currently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 15 to 30 percent.
Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, the Company categorizes projects as follows:

(1)Projects with Ongoing Study and Scope Development - For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are four environmental remediation projects where additional costs for completion are not currently estimable but could be material. These projects are at Fairfield Works, Lorain Tubular, USS-UPI LLC (UPI) and the former steelmaking plant at Joliet, Illinois. As of June 30, 2022, accrued liabilities for these projects totaled $1 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $22 million to $36 million.
(2)Projects with Significant Accrued liabilities with a Defined Scope - As of June 30, 2022, there are three significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $83 million. These projects are Gary Resource Conservation and Recovery Act (the RCRA) (accrued liability of $24 million), Duluth Works (accrued liability of $40 million) and the former Geneva facility (accrued liability of $19 million).
(3)Other Projects with a Defined Scope - These projects involve relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are three other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at June 30, 2022 was $5 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.
The remaining environmental remediation projects each have an accrued liability of less than $1 million each. The total accrued liability for these projects at June 30, 2022 was approximately $4 million. The Company does not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $24 million at June 30, 2022 and were based on known scopes of work.
Administrative and Legal Costs – As of June 30, 2022, U. S. Steel had an accrued liability of $10 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to comply with various regulations, laws and other requirements relating to the environment. Such capital expenditures totaled $13 million and $7 million in the first six months of 2022 and 2021, respectively. U. S. Steel anticipates making additional such expenditures in the future, which may be material; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
European Union (the EU) Environmental Requirements - Phase IV of the EU Emissions Trading System (the EU ETS) commenced on January 1, 2021 and will finish on December 31, 2030. The European Commission issued final approval of the updated 2021-2025 Slovak National Allocation table in February 2022. Subsequently, the Slovak Ministry of Environment allocated the full amount of 2022 free allowances totaling 6.3 million EUA to USSE in February and April 2022. As of June 30, 2022, we have pre-purchased approximately 1.7 million EUA totaling €111 million (approximately $115 million) to cover the expected 2022 shortfall of emission allowances.
The EU’s Industrial Emissions Directive requires implementation of EU-determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to comply with or go beyond BAT requirements were €138 million (approximately $143 million) over the actual program period. These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. USSK complied with these covenants as of June 30, 2022. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g., bank guarantee) to secure 50 percent of the EU funding received.
Environmental indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were divested. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties divested and deconsolidated. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $137 million of accrued liabilities for remediation discussed above), there are no other known probable and estimable environmental liabilities related to these transactions.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $7 million at June 30, 2022.

Other contingencies – Under certain lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $13 million at June 30, 2022). No liability has been recorded for these guarantees as the potential loss is not probable.
The Company's BR2 project in Osceola, Arkansas qualifies for financing and related economic incentives associated with the acquisition, development, construction, and operation of the facility. These incentives consist of advance lump-sum payments which are included in deferred credits and other noncurrent liabilities on the condensed consolidated balance sheet. In March 2022, the Company received a lump-sum payment of approximately $82 million as proceeds from the sale of a portion of expected future tax credits to be earned by the Company under the State of Arkansas's Recycling Tax Credit program. These funds are to be used primarily for the acquisition of project related equipment, however they may also be used for the training and development of new employees hired for the project. The Company is contingently liable for certain repayment penalties if the Company fails to meet certain employment requirements in any given period. In April 2022, the Company received a $3 million grant from Mississippi County, Arkansas, and in May 2022, the Company received a $50 million grant from the State of Arkansas Quick Action Closing Fund. Both grants pertain to the reimbursement of qualifying project costs. Deferred liabilities were recognized for each of these grants and are included in deferred credits and other noncurrent liabilities on the condensed consolidated balance sheet. For each of these incentives and grants, the balance of deferred income will be recognized into other gains, net in the accompanying condensed consolidated statements of operations on a systematic basis over the periods in which the Company earns the granted funds by complying with the investment and employment requirements of the grant programs.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $272 million as of June 30, 2022, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by the Credit Facility Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $64 million and $78 million at June 30, 2022 and December 31, 2021, respectively.
Capital Commitments – At June 30, 2022, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $2.128 billion.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2022	2023	2024	2025	2026	Later Years	Total
$317	$652	$351	$347	$272	$745	$2,684
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, and certain energy and utility services with terms ranging from two to 14 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of June 30, 2022, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $47 million.
Total payments relating to unconditional purchase obligations were $203 million and $169 million for the three months ended June 30, 2022 and 2021, respectively, and $477 million and $369 million for the six months ended June 30, 2022 and 2021, respectively.

22.    Common Stock Issued and Repurchased
On October 25, 2021, the Board of Directors authorized a share repurchase program that allowed for the repurchase of up to $300 million of its outstanding common stock from time to time in the open market or privately negotiated transactions. On January 24, 2022 the Board of Directors authorized an additional $500 million under the share repurchase program. U. S. Steel repurchased 22,513,571 shares of common stock for approximately $522 million under this program during the six months ended June 30, 2022.
On July 25, 2022, following the completion of the previously authorized $800 million share repurchase programs, the Board of Directors authorized a new share repurchase program that allows for the repurchase of up to $500 million of its outstanding common stock from time to time in the open market or privately negotiated transactions at the discretion of management. The Company's share repurchase program does not obligate it to acquire any specific number of shares.
In February 2021, U. S. Steel issued 48.3 million shares of common stock for net proceeds of approximately $790 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

For the three months and six months ended June 30, 2022, the Company delivered record financial performance with all segments reporting improving or consistent results. All segments benefited from higher pricing but were also adversely impacted by higher material and energy costs. In the U.S., the Company was successful in leveraging its diverse end-market exposure and value-focused commercial strategy to deliver record second quarter performance.

The Company expects commercial headwinds from lower steel selling prices and lower demand from select end markets in our domestic and European steelmaking segments to result in a material decline in financial performance compared to the second quarter. Industry statistics and customer input suggests underlying demand remains healthy and should rebound upon signs of steel prices bottoming. The Company continues to monitor market conditions to ensure our order book and production footprint are balanced. Our diverse end-market exposure and increasingly flexible operations are expected to keep our business resilient.

In the U.S., consumer-oriented markets like automotive and appliance continue to experience supply chain production disruptions, while line pipe and energy demand is accelerating. In the third quarter, the Company expects flat-rolled steel demand to be adversely impacted by the declining steel price environment. In Europe, the conflict in Ukraine and its negative impact on raw material and energy prices are reducing manufacturing and industrial demand. As a result, in the third quarter, the Company is seeing significant margin compression as steel prices have softened while input costs remain elevated. In Tubular, the Company continues to benefit from higher pricing as demand for seamless tubular pipe from the energy market remains strong.

In February 2022, Russia invaded Ukraine and active conflict continues in the country. The war in Ukraine will likely continue to cause disruption and instability in Russia, Ukraine, as well as the markets in which we operate. The Company is constantly monitoring the situation for impacts and risks to the business and is implementing risk mitigating strategies where possible.

As a result of the invasion, governments around the world, including the European Union (EU) and the United States of America (U.S.), have enacted sanctions against Russia and Russian interests. We are complying with all applicable sanctions that impact our business.

USSE purchases certain raw materials from sources that procure supply from Russia, including natural gas and iron ore. Since the onset of the war, and before, USSE has been building its inventory of iron ore and coal and procuring them through alternate sources. Current levels of iron ore and coal are sufficient to serve customer demand in the third quarter.

With the EU prohibiting purchases of coal from suppliers in Russia, new purchases of coal originating from Russia have stopped. The Company has built up sufficient inventory on site or in-transit to meet current customer demand. Efforts to secure alternate sources of supply are underway to continue meeting demand.

Additionally, in response to sanctions, Russia has limited supply of natural gas to certain countries. We understand that the country of Slovakia has natural gas storage levels that are sufficient to cover Slovakia's consumption, and Slovakia expects additional shipments originating not from Russia, but from Norway and liquefied natural gas from the U.S. and Africa. Those shipments should be sufficient to cover the needs for the 2022/2023 winter heating season for both households as well as industry, based on the public announcement of the Slovak Ministry of Economy on July 12, 2022. While not expected, if a natural gas crisis is declared in Slovakia, operations at our USSE business could be materially adversely impacted.

Future sanctions and responsive actions in the region remain uncertain, but we continue to engage with various governmental authorities and suppliers as we navigate the volatile situation. Our team in USSE has been engaged in humanitarian efforts related to the war, and we continue to operate to support the region's people and economy.

RESULTS OF OPERATIONS
U. S. Steel's results in the three and six months ended June 30, 2022 compared to the same periods in 2021 benefited from significantly improved business conditions in each of the Company's four reportable segments:

•North American Flat-Rolled (Flat-Rolled): Flat-Rolled results improved primarily due to higher steel prices across most consumer and manufacturing industries, with contract prices higher than pricing in the prior year periods. The benefit of pricing was partially offset by lower sales volume year to date and increased raw material and energy costs.

•Mini Mill: Mini Mill results declined in the three-month period primarily from higher raw material costs, partially offset by higher steel prices across most customer and manufacturing industries. Mini Mill results improved in the six-month period primarily due to higher steel prices and volume across most customer and manufacturing industries, partially offset by higher raw material costs.

•U. S. Steel Europe (USSE): USSE results improved primarily due to higher steel prices, partially offset by increased raw materials and energy costs and lower sales volume.

•Tubular Products (Tubular): Tubular results improved primarily due to higher steel prices and demand from the steady increase of drilling activity. These benefits were partially offset by continued high levels of imports.

Net sales by segment for the three months and six months ended June 30, 2022 and 2021 are set forth in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, excluding intersegment sales)	2022	2021	% Change	2022	2021	% Change
Flat-Rolled	$3,724	$2,991	25%	$6,678	$5,263	27%
Mini Mill (a)	838	759	10%	1,556	1,209	29%
USSE	1,342	1,078	24%	2,593	1,876	38%
Tubular	381	184	107%	690	318	117%
Total sales from reportable segments	6,285	5,012	25%	11,517	8,666	33%
Other	5	13	(62)%	7	23	(70)%
Net sales	$6,290	$5,025	25%	$11,524	$8,689	33%
(a) For the six months ended June 30, 2021 the Mini Mill segment was added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended June 30, 2022 versus the three months ended June 30, 2021:

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Other (c)	Net Change
Flat-Rolled	2%	25%	(3)%	—%	1%	25%
Mini Mill	—%	11%	(1)%	—%	—%	10%
USSE	(8)%	44%	1%	(13)%	1%	25%
Tubular	27%	86%	(4)%	—%	(2)%	107%
(a) Excludes intersegment sales.
(b) Foreign currency translation effects.
(c) Primarily of sales of raw materials and coke making by-products.

Net sales for the three months ended June 30, 2022 compared to the same period in 2021 were $6,290 million and $5,025 million, respectively.
•For the Flat-Rolled segment the increase in sales primarily resulted from higher average realized prices ($261 per ton) across most products and increased shipments (39 thousand tons) primarily from lower value-added products.
•For the Mini Mill segment the increase in sales primarily resulted from higher average realized prices ($124 per ton) across all products.
•For the USSE segment the increase in sales primarily resulted from higher average realized prices ($312 per ton) across all products, partially offset by decreased shipments (100 thousand tons) across most products.
•For the Tubular segment the increase in sales primarily resulted from higher average realized prices ($1,094 per net ton) and increased shipments (31 thousand tons).

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the six months ended June 30, 2022 versus the six months ended June 30, 2021 is set forth in the following table:

	Steel Products (a)
	Volume	Price	Mix	Acquisition Variance	FX (b)	Other (c)	Net Change
Flat-Rolled	(6)%	31%	—%	n/a	—%	2%	27%
Mini Mill (d)	(4)%	24%	—%	9%	—%	—%	29%
USSE	(1)%	49%	—%	n/a	(11)%	1%	38%
Tubular	33%	90%	(4)%	n/a	—%	(2)%	117%
(a) Excludes intersegment sales.
(b) Foreign currency translation effects.
(c) Primarily of sales of raw materials and coke making by-products.
(d) Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.

Net sales for the six months ended June 30, 2022 compared to the same period in 2021 were $11,524 million and $8,689 million, respectively.
•For the Flat-Rolled segment the increase in sales primarily resulted from higher average realized prices ($369 per ton) across most products, partially offset by decreased shipments (346 thousand tons) primarily from higher value-added products.
•For the Mini Mill segment the increase in sales primarily resulted from higher realized prices ($243 per ton) across all products and increased shipments (59 thousand tons) as a result of the partial period of the Company's controlling interest in Big River Steel in January of 2021.
•For the USSE segment the increase in sales primarily resulted from higher average realized prices ($331 per ton) across all products, partially offset by decreased shipments (33 thousand tons) across most products.
•For the Tubular segment the increase in sales primarily resulted from higher average realized prices ($1,030 per net ton) and increased shipments (70 thousand tons).

Selling, general and administrative expenses

Selling, general and administrative expenses were $112 million and $229 million in the three months and six months ended June 30, 2022, respectively, compared to $106 million and $208 million in the three months and six months ended June 30, 2021, respectively. The increase in expenses in the three months and six months ended June 30, 2022 versus the same periods in 2021 was primarily in our Mini Mill and USSE segments from higher profit, variable or incentive based costs.

Restructuring and other charges
During the three months and six months ended June 30, 2022, the Company recorded restructuring and other charges of $17 million and $34 million, respectively, compared to $31 million and $37 million three months and six months ended June 30, 2021, respectively. See Note 20 to the Condensed Consolidated Financial Statements for further details.

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

In 2020, we took actions to adjust our footprint by idling certain operations to better align production with customer demand and respond to the impacts from the COVID-19 pandemic. The operations that were initially idled in 2020 and remained idle as of June 30, 2022 included:
•Blast Furnace A at Granite City Works
•Lone Star Tubular Operations
•Lorain Tubular Operations
•Wheeling Machine Products coupling production facility at Hughes Springs, Texas

As of June 30, 2022, the carrying value of the idled fixed assets for facilities noted above was: Granite City Works Blast Furnace A, $55 million; Lone Star Tubular Operations, $5 million; Lorain Tubular Operations, $65 million; and Wheeling Machine Product's production facility, immaterial.

In December 2021, the Company permanently idled the steelmaking operations at Great Lakes Works. In addition, in March 2022, the Company permanently idled the finishing facilities at its East Chicago Tin operations, which had been idled on an indefinite basis during 2019. In the second quarter 2022, the Company recognized charges of approximately $151 million for the write-off of the blast furnaces and related fixed assets for the permanent idling of the iron making process at the Company's Great Lakes Works facility. The coil finishing process at Great Lakes Works continues to operate and remains a component of the Company's operating plans.

Earnings (loss) before interest and income taxes by segment is set forth in the following table:

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
(Dollars in millions)	2022	2021		2022	2021
Flat-Rolled	$777	$579	34%	$1,290	$725	78%
Mini Mill (a)	270	284	(5)%	548	416	32%
USSE	280	207	35%	544	312	74%
Tubular	107	—	100%	184	(29)	734%
Total earnings from reportable segments	1,434	1,070	34%	2,566	1,424	80%
Other	(12)	14	(186)%	(5)	22	(123)%
Segment earnings before interest and income taxes	1,422	1,084	31%	2,561	1,446	77%
Items not allocated to segments:
Restructuring and other charges	(17)	(31)		(34)	(37)
Asset impairment charges	(151)	(28)		(157)	(28)
Other charges, net	—	(6)		2	(48)
Gains on assets sold and previously held investments	—	15		—	126
Total earnings before interest and income taxes	$1,254	$1,034	21%	$2,372	$1,459	63%
(a) Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.

Segment results for Flat-Rolled

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2022	2021		2022	2021
Earnings before interest and taxes ($ millions)	$777	$579	34%	$1,290	$725	78%
Gross margin	24%	25%	(1)%	23%	21%	2%
Raw steel production (mnt)	2,424	2,485	(2)%	4,629	5,066	(9)%
Capability utilization	74%	59%	15%	71%	60%	11%
Steel shipments (mnt)	2,365	2,326	2%	4,312	4,658	(7)%
Average realized steel price per ton	$1,339	$1,078	24%	$1,352	$983	38%

The increase in Flat-Rolled results for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to:
•increased average realized prices, including mix (approximately $605 million)
•increased shipments (approximately $15 million)
•increased coke, iron ore and other non-steel sales (approximately $25 million)
•favorable equity investees income (approximately $45 million), these changes were partially offset by:
•decreased non-prime sales (approximately $20 million)
•higher raw material costs (approximately $215 million)
•higher energy costs (approximately $105 million)
•increased operating costs (approximately $125 million)
•higher other costs predominantly variable compensation (approximately $25 million).

Gross margin for the three months ended June 30, 2022 compared to the same period in 2021 decreased reflecting increased input costs, partially offset by the impact of higher realized prices.

The increase in Flat-Rolled results for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to:
•increased average realized prices, including mix (approximately $1,555 million)
•increased coke, iron ore and other non-steel sales (approximately $60 million)
•favorable equity investees income (approximately $70 million), these changes were partially offset by:
•decreased shipments (approximately $80 million)
•decreased non-prime sales (approximately $15 million)
•higher raw material costs (approximately $380 million)
•higher energy costs (approximately $180 million)
•increased operating costs (approximately $315 million)
•higher other costs predominantly variable compensation (approximately $150 million).
Gross margin for the six months ended June 30, 2022 compared to the same period in 2021 increased primarily as a result of higher average realized prices, partially offset by increased input costs and lower sales volume.
Segment results for Mini Mill (a)

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
Earnings before interest and taxes ($ millions)	$270	284	(5)%	$548	416	32%
Gross margin	39%	45%	(6)%	42%	41%	1%
Raw steel production (mnt)	750	747	—%	1,351	1,257	7%
Capability utilization	91%	91%	—%	83%	84%	(1)%
Steel shipments (mnt)	615	616	—%	1,122	1,063	6%
Average realized steel price per ton	$1,331	$1,207	10%	$1,349	$1,106	22%
(a) Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.

The decrease in Mini Mill results for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to:
•increased average realized prices, including mix (approximately $105 million)
•lower other costs (approximately $5 million),
these changes were offset by:
•decreased shipments (approximately $15 million).
•higher raw material costs (approximately $100 million)
•higher energy costs (approximately $10 million).

Gross margin for the three months ended June 30, 2022 compared to the same period in 2021 decreased primarily as a result of increased material costs, partially offset by the impact of higher realized prices.

The increase in Mini Mill results for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to:
•increased average realized prices, including mix and acquisition variance (approximately $345 million), these changes were partially offset by:
•higher raw material costs (approximately $180 million)
•higher energy costs (approximately $15 million)
•higher other costs, primarily variable compensation (approximately $20 million).

Gross margin for the six months ended June 30, 2022 compared to the same period in 2021 increased primarily as a result of higher average realized prices and sales volume, partially offset by increased raw material costs.

Segment results for USSE

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
Earnings before interest and taxes ($ millions)	$280	$207	35%	$544	$312	74%
Gross margin	23%	22%	1%	23%	20%	3%
Raw steel production (mnt)	1,216	1,279	(5)%	2,304	2,476	(7)%
Capability utilization	98%	103%	(5)%	93%	100%	(7)%
Steel shipments (mnt)	1,067	1,167	(9)%	2,177	2,210	(1)%
Average realized steel price per ($/ton)	$1,217	$905	34%	$1,162	$831	40%
Average realized steel price per (€/ton)	€1,142	€750	52%	€1,064	€689	54%

The increase in USSE results for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to:
•increased average realized prices, including mix (approximately $435 million)
•increased non-steel sales (approximately $15 million),
these changes were partially offset by:
•decreased shipments (approximately $20 million)
•higher raw material costs (approximately $220 million)
•increased operating costs (approximately $30 million)
•higher energy costs ($55 million)
•weakening of the Euro versus the U.S. dollar (approximately $45 million).
•higher other costs (approximately $5 million).

Gross margin for the three months ended June 30, 2022 compared to the same period in 2021 increased primarily as a result of higher average realized prices, partially offset by higher raw material and energy costs and lower sales volume.

The increase in USSE results for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to:
•increased average realized prices, including mix (approximately $865 million)
•increased non-steel sales (approximately $20 million),
these changes were partially offset by:
•decreased shipments (approximately $5 million)
•higher raw material costs (approximately $370 million)
•increased operating costs (approximately $70 million)
•higher energy costs (approximately $125 million)
•weakening of the Euro versus the U.S. dollar (approximately $55 million)
•higher other costs, primarily variable compensation (approximately $30 million).

Gross margin for the six months ended June 30, 2022 compared to the same period in 2021 increased primarily as a result of higher average realized prices, partially offset by higher raw material and energy costs and lower sales volume.

Segment results for Tubular

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
Earnings/(loss) before interest and taxes ($ millions)	$107	$—	100%	$184	$(29)	734%
Gross margin	30%	7%	23%	30%	(1)%	31%
Raw steel production (mnt)	168	114	47%	324	207	57%
Capability utilization	75%	51%	24%	73%	46%	27%
Steel shipments (mnt)	136	105	30%	264	194	36%
Average realized steel price per ton	$2,727	$1,633	67%	$2,543	$1,513	68%

The increase in Tubular results for the three months ended June 30, 2022 compared to the same period in 2021 occurred despite continued high levels of imports and was primarily due to:
•increased average realized prices, including mix (approximately $115 million)
•increased shipments, including volume efficiencies (approximately $15 million), these changes were partially offset by:
•higher raw material costs (approximately $15 million)
•higher other costs (approximately $10 million),
Gross margin for the three months ended June 30, 2022 compared to the same period in 2021 increased primarily as a result of higher average realized prices and sales volume.
The increase in Tubular results for the six months ended June 30, 2022 compared to the same period in 2021 occurred despite continued high levels of imports and was primarily due to:
•increased average realized prices, including mix (approximately $215 million)
•increased shipments, including volume efficiencies (approximately $30 million), these changes were partially offset by:
•increased operating costs (approximately $5 million),
•higher raw material costs (approximately $20 million)
•higher other costs (approximately $5 million).

Gross margin for the six months ended June 30, 2022 compared to the same period in 2021 increased primarily as a result of higher average realized prices and sales volume.

Net interest and other financial costs

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2022	2021		2022	2021
Interest expense	$39	$84	54%	$89	$176	49%
Interest income	(4)	(1)	300%	(5)	(2)	150%
Loss on debt extinguishment	2	1	(100)%	2	256	99%
Other financial costs	16	4	(300)%	18	22	18%
Net periodic benefit income	(61)	(29)	110%	(122)	(60)	103%
Total net interest and other financial (benefits) costs	$(8)	$59	114%	$(18)	$392	105%

Net interest and other financial (benefits) costs improved in the three months ended June 30, 2022 as compared to the same period in 2021 primarily due to reduced interest expense from a reduced level of debt and an increase in net periodic benefit income, primarily due to lower amortization of actuarial losses.
Net interest and other financial (benefits) costs improved in the six months ended June 30, 2022 compared to the same period in 2021 primarily due the absence of current year debt retirement losses, reduced interest expense from a reduced level of debt and an increase in net periodic benefit income, primarily due to lower amortization of actuarial losses.
Income taxes

Income tax expense was $284 million in the three months ended June 30, 2022 compared to an income tax benefit of $37 million in the same period in 2021. The change from the prior year period was primarily due to the tax benefit in the prior year period resulting from the release of the valuation allowance on domestic deferred tax assets.

Income tax expense was $530 million in the six months ended June 30, 2022 compared to an income tax benefit of $36 million in the same period in 2021. The change from the prior year period was primarily due to the tax benefit in the prior year period resulting from the release of the valuation allowance on domestic deferred tax assets.

On July 8, 2022, Pennsylvania House Bill 1342 was enacted, which in part phased in a corporate net income tax (CNIT) rate reduction over nine years. The CNIT rate for the 2022 tax year is 9.99%. The CNIT rate will be reduced to 8.99% for the 2023 tax year. Starting with the 2024 tax year, the rate is reduced by 0.5% annually until it reaches 4.99% for the 2031 tax year and each year thereafter. The Company is currently assessing the impact of the law change but does not believe that it will have a material impact on its Condensed Consolidated Financial Statements.

Net earnings

Net earnings attributable to United States Steel Corporation were $978 million and $1,860 million in the three and six months ended June 30, 2022, respectively, compared to net earnings of $1,012 million and $1,103 million in the three and six months ended June 30, 2021, respectively. The changes primarily reflect the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $1,676 million for the six months ended June 30, 2022 compared to net cash provided by operating activities of $1,103 million in the same period in 2021. The period over period increase in cash from operations was primarily due to higher net earnings, increases to income taxes payable and deferred income taxes, partially offset by changes in working capital and losses on debt extinguishments in the prior year period. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.

As shown below our cash conversion cycle for the second quarter of 2022 increased by 6 days as compared to the fourth quarter of 2021 primarily from increased inventory days due to increase in raw material inventory.

Cash Conversion Cycle	Second Quarter of 2022		Fourth Quarter of 2021
	$ millions	Days	$ millions	Days
Accounts receivable, net (a)	$2,602	36	$2,089	37

+ Inventories (b)	$3,014	56	$2,210	51

- Accounts Payable and Other Accrued Liabilities (c)	$3,288	63	$2,684	65
= Cash Conversion Cycle (d)		29		23
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

Net Cash Used in Investing Activities

Net cash used in investing activities was $602 million for the six months ended June 30, 2022 compared to net cash used in investing activities of $885 million in the same period in 2021. The decrease in net cash used in investing activities was primarily due to the payment of $625 million in the prior year period for the purchase of the remaining equity interest in Big River Steel, proceeds of $53 million in the current year period from government grants, partially offset by increased capital expenditures (discussed in more detail below) and lower proceeds from the sale of assets.

Capital expenditures for the six months ended June 30, 2022, were $660 million, compared with $284 million in the same period in 2021. Flat-Rolled capital expenditures were $229 million which includes spending for the construction of a pig iron facility and hot strip mill upgrades at Gary Works, as well as mining equipment and other infrastructure, environmental, and strategic projects across the NAFR footprint. Mini Mill capital expenditures were $390 million and included $230 million for BR2 being built in Osceola, Arkansas, as well as spending for the new continuous galvanizing line (CGL) and Non-Grain Oriented electrical steel facility being built at the existing Big River Steel facility. USSE capital expenditures were $34 million and included spending for the blast furnace stove, 5-stand control system and rail bridge upgrades and various other projects. Tubular capital expenditures were $7 million and included spending to support steelmaking, infrastructure, and environmental projects at Fairfield.

Net Cash Used in Financing Activities

Net cash used in financing activities was $548 million for the six months ended June 30, 2022 compared to net cash used in financing activities of $855 million in the same period last year. The period over period increase in cash from financing activities was primarily due to the absence of significant current year debt repayments and current year proceeds from government grants, partially offset by the absence of current year common stock issuances and the current year repurchase of common stock.

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

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed approximately $272 million of liquidity sources for financial assurance purposes as of June 30, 2022. Increases in certain of these commitments which use collateral are reflected within cash, cash equivalents and restricted cash on the Condensed Consolidated Statement of Cash Flows.

Share Repurchases

Common stock repurchased under our share repurchase program that was approved in October 2021 and increased in January 2022 totaled 22,513,571 shares and approximately $522 million in the six months ended June 30, 2022. On July 25, 2022, following the completion of the previously authorized $800 million share repurchase programs, the Board of Directors authorized a new share repurchase program that allows for the repurchase of up to $500 million of its outstanding common stock from time to time in the open market or privately negotiated transactions at the discretion of management. The Company's share repurchase program does not obligate it to acquire any specific number of shares. See Note 22 to the Condensed Consolidated Financial Statements for further details.
Capital Requirements

U. S. Steel’s contractual commitments to acquire property, plant and equipment at June 30, 2022, totaled $2.128 billion.
Liquidity
The following table summarizes U. S. Steel’s liquidity as of June 30, 2022:

(Dollars in millions)
Cash and cash equivalents	$3,035
Amount available under Credit Facility Agreement	1,746
Amount available under Big River Steel - Revolving Line of Credit	350
Amount available under USSK Credit Agreement and USSK Credit Facility	317
Total estimated liquidity	$5,448

In the first half of 2022, we received $82 million in proceeds from government incentives for the construction of BR2, from the sale of tax credits under the State of Arkansas's Recycling Tax Credit program. The Company is contingently liable for certain repayment penalties if it fails to meet certain employment requirements. In addition, the Company received government grants totaling $53 million for the reimbursement of qualifying project costs related to the construction of BR2. This amount primarily consists of a $50 million grant from the State of Arkansas Quick Action Closing Fund. See Note 21 to the Condensed Consolidated Financial Statements for further details.

We finished the second quarter of 2022 with $3,035 million of cash and cash equivalents and $5,448 million of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of a prior election to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.

We expect that our estimated liquidity requirements will consist primarily of the remaining portion of our 2022 planned strategic and sustaining capital expenditures, working capital requirements, interest expense, and operating costs and employee benefits for our operations after taking into account the footprint actions and cost reductions at our plants and headquarters. Our available liquidity at June 30, 2022 consists principally of our cash and cash equivalents and available borrowings under the Credit Facility Agreement, Big River Steel ABL Facility, USSK Credit Agreement and the USSK Credit Facility. Management continues to evaluate market conditions in our industry and our global liquidity position, and may consider additional actions to further strengthen our balance sheet and optimize liquidity, including but not limited to the repayment or refinancing of outstanding debt and the incurrence of additional debt to opportunistically finance strategic projects. The Company may also return excess liquidity to shareholders through share repurchases and dividends from time to time if deemed appropriate by management.

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

EU Environmental Requirements and Slovak Operations
Phase IV of the EU Emissions Trading System (EU ETS) commenced on January 1, 2021, and will finish on December 31, 2030. The European Commission issued final approval of the updated 2021-2025 Slovak National Allocation table in February 2022. Subsequently, the Slovak Ministry of Environment allocated the full amount of 2022 free allowances totaling 6.3 million EUA to USSE in February and April 2022. As of June 30, 2022, we have pre-purchased approximately 1.7 million EUA totaling €111 million (approximately $115 million) to cover the expected 2022 shortfall emission allowances.

The EU’s Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to comply with or go beyond BAT requirements were €138 million (approximately $143 million) over the actual program period. These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. USSK complied with these covenants as of June 30, 2022. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g., bank guarantee) to secure 50 percent of the EU funding received.

For further discussion of laws applicable in Slovakia and the EU and their impact on USSE, see Note 21 to the Condensed Consolidated Financial Statements, “Contingencies and Commitments - Environmental Matters, EU Environmental Requirements.”

New and Emerging Environmental Regulations

United States and European Greenhouse Gas Emissions Regulations

Future compliance with CO2 emission requirements may include substantial costs for emission allowances, restriction of production and higher prices for coking coal, natural gas and electricity generated by carbon-based systems. Because we cannot predict what requirements ultimately will be imposed in the U.S. and Europe, it is difficult to estimate the likely impact on U. S. Steel, but it could be substantial. On March 28, 2017, President Trump signed Executive Order 13783 instructing the United States Environmental Protection Agency (the U.S. EPA) to review the Clean Power Plan (the CPP). As a result, in June 2019, the U.S. EPA published a final rule, the “Affordable Clean Energy (ACE) Rule” that replaced the CPP. Twenty-three states, the District of Columbia, and seven municipalities are challenging the CPP repeal and ACE rule in the U.S. Court of Appeals for the District of Columbia (the D.C.) Circuit. A coalition of 21 states has intervened in the litigation in support of the U.S. EPA. Various other public interest organizations, industry groups, and members of Congress are also participating in the litigation. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE to the U.S. EPA, while the CPP remains stayed. On October 19, 2021, the United States Supreme Court granted petitions for certiorari filed by the State of West Virginia and others. Oral arguments regarding the petitions were held before the U.S. Supreme Court on February 28, 2022. On June 30, 2022, the U. S. Supreme Court ruled in favor of West Virginia. It found that Congress never intended to grant EPA such broad authority to totally revamp the energy sector; and noted, in particular, EPA’s attempt to impose what would be a cap-and-trade for CO2 has consistently been rejected by Congress. The Court concluded that Section 111(d) of the Clean Air Act did not grant EPA the authority to devise emissions caps based on the generation shifting approach the Agency took in the CPP. There is no direct regulatory impact on U. S. Steel from this decision.

The Phase IV EU ETS period spans 2021-2030 and began on January 1, 2021.The Phase IV period is divided into two sub periods (2021-2025 and 2026-2030), rules for the first subperiod are finalized, however we expect that rules for the second subperiod may be more stringent than those for the first one. Currently, the overall EU target is a 40 percent reduction of 1990 emissions by 2030. Free allocation of CO2 allowances is based on reduced benchmark values which have been published in the first quarter of 2021 and historical levels of production from 2014-2018. Allocations to individual installations may be adjusted annually to reflect relevant increases and decreases in production. The threshold for adjustments is set at 15 percent and will be assessed on the basis of a rolling average of two precedent years. Production data verified by an external auditor shows that USSE rolling average for 2020-2021 returned to base limit for hot metal production resulting in increase of the free allocation for 2022 compared to 2021, however 2022 free allocation was still slightly reduced due to missing the 15 percent threshold for sinter and coke production. Additionally, lower production in 2019 through 2021 will have an impact on the future free allocation for 2026-2030, where the historical production average for years 2019-2023 will be assessed. Once approved, the rules may impact subperiod 2026-2030.

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

In response to Court orders that invalidated prior U. S. EPA determinations regarding ozone attainment interference, on April 6, 2022, U.S. EPA proposed a Federal Implementation Plan (that would replace several pending or disapproved State Implementation Plans) for Regional Ozone Transport for the 2015 Ozone National Ambient Air Quality Standard. The proposed rule would affect electric generating units (EGUs) in 26 states and certain non-EGU industries, including, among several others, coke ovens, taconite production kilns, boilers, blast furnaces, basic oxygen furnaces, reheating furnaces, and annealing furnaces in 23 states, including those where U. S. Steel has operations. The impacts of the rule, if promulgated as proposed, could be material. U. S. Steel submitted comments on the proposed rule on June 21, 2022.

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
OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any new material off-balance sheet arrangements during the second quarter of 2022.

INTERNATIONAL TRADE
U. S. Steel continues to face import competition, much of which is unfairly traded and fueled by massive global steel overcapacity, currently estimated to be over 500 million metric tons per year—more than five times the entire U.S. steel market and over nineteen times total U.S. steel imports. These imports and overcapacity negatively impact the Company’s operational and financial performance. U. S. Steel continues to lead efforts to address these challenges that threaten the Company, our workers, our stockholders, and our country’s national and economic security.

As of the date of this filing, pursuant to a series of Presidential Proclamations issued in accordance with Section 232 of the Trade Expansion Act of 1962, U.S. imports of certain steel products are subject to a 25 percent tariff, except imports from: (1) Argentina, Brazil, and South Korea, which are subject to restrictive quotas; (2) the European Union (EU), Japan, and the United Kingdom (UK) that are melted and poured in the EU/Japan/UK, within quarterly tariff-rate quota (TRQ) limits; (3) Canada and Mexico, which are not subject to tariffs or quotas, but tariffs could be re-imposed on surging product groups after consultations; (4) Ukraine, which was granted a one-year tariff exemption until June 1, 2023; and (5) Australia, which are not subject to tariffs, quotas, or an anti-surge mechanism. The Section 232 TRQs on Japan went into effect on April 1, 2022. The Section 232 TRQs on the UK and the one-year Section 232 tariff exemption for Ukraine went into effect on June 1, 2022.

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

The ITC and DOC are conducting new AD/CVD investigations on imports of OCTG from Argentina, Mexico, Korea, and Russia that are expected to conclude by November 2022. In July 2022, the ITC voted to continue the AD/CVD orders on corrosion-resistant steel from China, India, Italy, South Korea and Taiwan and cold-rolled steel from China, India, Japan, South Korea, and the UK for another five years, but voted to revoke the AD/CVD orders on cold-rolled steel from Brazil. The ITC continues its five-year "sunset" reviews of AD/CVD orders on hot-rolled steel from eight countries, with decisions to continue or revoke those orders expected in October 2022.

The EC is conducting new AD investigations on imports of hot-dipped galvanized steel from Russia and Turkey, with a final decision expected this year.

In April, the United States suspended normal trade relations with Russia and Belarus, resulting in higher normal tariffs on imports from Russia and Belarus, including steel and raw materials. In June, President Biden announced additional tariff increases on certain products from Russia, including certain steel products and ferroalloys, effective August 1, 2022.

Additional tariffs of 7.5 to 25 percent continue to apply to certain U.S. imports from China, including certain raw materials used in steel production, semi-finished and finished steel products, and downstream steel-intensive products, pursuant to Section 301 of the Trade Act of 1974. The United States Trade Representative (USTR) is currently conducting a statutory review of the Section 301 tariffs.

The United States and EU are currently negotiating a global arrangement on steel overcapacity and carbon intensity that is targeted for completion by the end of 2023.

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
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2022. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, U. S. Steel’s disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
GENERAL LITIGATION

On June 8, 2021, JSW Steel (USA) Inc. and JSW Steel USA Ohio, Inc. (collectively, JSW), U.S. based subsidiaries of Indian steelmaker JSW Steel, filed suit in the United States District Court for the Southern District of Texas against Nucor, U. S. Steel, AK Steel Holding Group and Cleveland-Cliffs (collectively, the JSW Defendants) alleging that the Defendants operated as a cartel and formed a conspiracy to boycott JSW from obtaining semi-finished steel slabs. JSW alleges that the JSW Defendants acted in violation of Section 1 of the Sherman Act and the Clayton Act (federal antitrust), and violation of the Texas Free Enterprise and Antitrust Act. JSW also alleges that the JSW Defendants formed a civil conspiracy in violation of Texas common law, and that the JSW Defendants tortiously interfered with JSW’s business relationships. The basis for JSW’s allegations relate to the JSW Defendants participation in the DOC's Section 232 process, including the JSW Defendants’ support of the enactment of the President’s Section 232 proclamation, statements made by the JSW Defendants after the enactment of Section 232, and the JSW Defendants’ participation in the Section 232 exclusion process. Plaintiffs seek monetary damages including $45 million for payment of Section 232 tariffs and unspecified amounts for financial penalties, termination fees and lost profits as well as other damages. U. S. Steel, along with the other JSW Defendants, filed a Motion to Dismiss the case on August 17, 2021. On February 17, 2022, the Court issued an opinion dismissing JSW’s antitrust complaint with prejudice. On March 16, 2022, JSW filed a notice of appeal with the United States Court of Appeals for the Fifth Circuit. JSW filed its appellate brief with the Fifth Circuit on June 8, 2022, and the JSW defendants response brief is due on August 8, 2022. The Company is vigorously defending the matter.

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

On October 2, 2017, an Amended Shareholder Class Action Complaint was filed in the United States District Court for the Western District of Pennsylvania consolidating previously-filed actions. Separately, five related shareholder derivative lawsuits were filed in state and federal courts in Pittsburgh, Pennsylvania and the Delaware Court of Chancery. The underlying consolidated class action lawsuit alleges that U. S. Steel, certain current and former officers, an upper-level manager of the Company and the financial underwriters who participated in the August 2016 secondary public offering of the Company's common stock (collectively, the "Class Action Defendants") violated federal securities laws in making false statements and/or failing to discover and disclose material information regarding the financial condition of the Company. The lawsuit claims that this conduct caused a prospective class of plaintiffs to sustain damages during the period from January 27, 2016 to April 25, 2017 as a result of the prospective class purchasing the Company's common stock at artificially inflated prices and/or suffering losses when the price of the common stock dropped. The derivative lawsuits generally make the same allegations against the same officers and also allege that certain current and former members of the Board of Directors failed to exercise appropriate control and oversight over the Company and were unjustly compensated. The plaintiffs seek to recover losses that were allegedly sustained. The Class Action Defendants moved to dismiss plaintiffs’ claims. On September 29, 2018 the Court ruled on those motions granting them in part and denying them in part. On March 18, 2019, the plaintiffs withdrew the claims against the Class Action Defendants related to the 2016 secondary offering. As a result, the underwriters are no longer parties to the case. On December 31, 2019, the court granted the Plaintiffs' motion to certify the proceeding as a class action. The Company's appeal of that decision was denied. Discovery followed and concluded. On May 20, 2022, the Plaintiffs and Class Action Defendants agreed to settle the Shareholder Class Action in the amount of $40 million to be fully funded by the Company’s insurers. Court approval of the class action settlement is currently pending. The related derivative cases, which were previously stayed, are now proceeding and the Company will vigorously defend against the derivative lawsuits.

ENVIRONMENTAL PROCEEDINGS
The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of June 30, 2022, under federal and state environmental laws, and which U. S. Steel reasonably believes may result in monetary sanctions of at least $1 million (the threshold chosen by U. S. Steel as permitted by Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended). Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

As of June 30, 2022, U. S. Steel has received information requests or been identified as a PRP at a total of four CERCLA sites, three of which have liabilities that have not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at the other site will be over $5 million as described below.

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

Remediation contracts were issued by both USS and GLNPO for the first phase of the remedial work at the site during the fourth quarter of 2020. USS and GLNPO have contracted for the second phase of work at the site which extended through early 2022. The final phase of the remedial design has been defined and another amendment to the Project Agreement between U.S. Steel and GLNPO was executed in December 2021. USS' portion of additional, design, oversight costs, and implementation of all three phases of the preferred remedial alternative on the upland property and Estuary are currently estimated as of June 30, 2022 at approximately $40 million.

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

Gary Works

On October 23, 1998, the U.S. EPA issued a final Administrative Order on Consent addressing Corrective Action for Solid Waste Management Units (each, an SWMU and, collectively, the SWMUs) throughout Gary Works. This Order on Consent requires U. S. Steel to perform an RCRA Facility Investigation (RFI), a Corrective Measures Study and Corrective Measure Implementation. Evaluations are underway at six groundwater areas on the east side of the facility. An Interim Stabilization Measure work plan was approved by the U.S. EPA for one of the six areas and a contractor has recently completed installation and startup of the remedial system. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $24 million as of June 30, 2022, based on our current estimate of known remaining costs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality. Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel had determined the most effective means to address the remaining impacted material was to manage those materials in a previously approved on-site Corrective Action Management Unit (the CAMU). U. S. Steel awarded a contract for the implementation of the CAMU during the fourth quarter of 2018. Construction, waste stabilization and placement, along with closure of the CAMU, were substantially completed in the fourth quarter of 2020. Work at the site is now primarily focused on groundwater. U. S. Steel has an accrued liability of approximately $19 million as of June 30, 2022 for our estimated share of the remaining costs of remediation at the site.

USS-UPI LLC

In February 2020, U. S. Steel purchased the remaining 50 percent interest in USS-POSCO Industries, a former joint venture that is located in Pittsburg, California between subsidiaries of U. S. Steel and POSCO, now known as USS-UPI, LLC. Prior to formation of the joint venture, UPI's facilities were previously owned and operated solely by U. S. Steel, which assumed responsibility for the existing environmental conditions. U. S. Steel continues to monitor the impacts of the remedial plan implemented in 2016 to address groundwater impacts from trichloroethylene at SWMU 4. Evaluations continue for the SWMUs, known as the Northern Boundary Group, and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As such, there has been no material change in the status of the project during the six months ended June 30, 2022. As of June 30, 2022, approximately $1 million has been accrued for ongoing environmental studies, investigations and remedy monitoring. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, the U.S EPA and the DOJ and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) in December 1997. In accordance with the consent decree, U. S. Steel initiated an RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management, with the approval of the U.S. EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. While work continues on different aspects of the program, there has been no material change in the status of the project during the six months ended June 30, 2022. In total, the accrued liability for remaining work under the Corrective Action Program, was approximately $210,000 as of June 30, 2022. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Cherryvale (KS) Zinc

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation of the site proper was essentially completed in 2007. The Consent Order was amended on May 3, 2013 to require investigation (but not remediation) of potential contamination beyond the boundary of the former zinc smelting operation. On November 22, 2016, KDHE approved a State Cooperative Final Agency Decision Statement that identified the remedy selected to address potential contamination beyond the boundary of the former zinc smelting site. The Removal Action Design Plan was approved during the second quarter of 2018. The Waste Deposition Area design and the Interim Risk Management Plan (which includes institutional controls) were approved by KDHE during the fourth quarter of 2018. An amended consent order for remediation was signed in May 2019 and a remediation contract was executed in June 2019. Remediation work is now underway and is projected to continue through 2022. U. S. Steel has an accrued liability of approximately $2 million as of June 30, 2022 for our estimated share of the cost of remediation.

Air Related Matters

Great Lakes Works

In June 2010, the U.S. EPA significantly lowered the primary NAAQS for SO2 from 140 ppb on a 24-hour basis to an hourly standard of 75 ppb. Based upon the 2009-2011 ambient air monitoring data, the U.S. EPA designated the area in which Great Lakes Works is located as nonattainment with the 2010 SO2 NAAQS.

As a result, pursuant to the CAA, the Michigan Department of Environment, Great Lakes and Energy (EGLE) was required to submit an SIP to the U.S. EPA that demonstrates that the entire nonattainment area (and not just the monitor) would be in attainment by October 2018 by using conservative air dispersion modeling. To develop the SIP, U. S. Steel met with EGLE on multiple occasions and had offered reduction plans to EGLE but the parties could not agree to a plan. EGLE instead promulgated

Rule 430, which was solely directed at U. S. Steel. The Company challenged Rule 430 before the Michigan Court of Claims, which by Order dated October 4, 2017 granted the Company’s motion for summary disposition voiding Rule 430 finding that it violated rule-making provisions of the Michigan Administrative Procedures Act and Michigan Constitution. Since Rule 430 has been invalidated and EGLE's SIP has not been approved, the U.S. EPA has indicated that it would promulgate a Federal Implementation Plan (FIP) pursuant to its obligations and authority under the CAA. On January 28, 2022, U.S. EPA promulgated a final rule in the Federal Register finding that the Detroit nonattainment area failed to attain the 2010 sulfur dioxide national ambient air quality standard. On February 15, 2022, the Northern District of California District Court entered a Consent Decree in Center for Biological Diversity, et al. v. Michael S. Regan, that requires the EPA to promulgate a final FIP for the Detroit area no later than September 30, 2022. On June 1, 2022, EPA proposed a FIP for sulfur dioxide for the Detroit area. On July 18, 2022, U.
S. Steel provided comments to the EPA on the proposed FIP.

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

On March 2, 2022, the Company received a stipulated penalty demand for $859,300 from the Allegheny County Health Department (ACHD) pursuant to the June 2019 Settlement Agreement and Order (SAO) between the Company and ACHD. In the demand notice, ACHD alleges that based upon daily visible emission observation inspections occurring April 1, 2021 through December 31, 2021, the Company’s Clairton plant violated applicable opacity standards from coke battery fugitive emission sources. The Company disagrees with the bases for the demand. The Company has initiated dispute resolution in accordance with the SAO and is attempting to reach a negotiated resolution of the matter.

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

Item 2.	PURCHASES OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASERS
Share repurchase activity under the Company's share repurchase program during the three months ended June 30, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs in effect at June 30, 2022 (a)
April 1 - 30, 2022	658,215	$33.143	658,215	$505,705,900
May 1 - 31, 2022	412,200	$30.823	412,200	$493,000,700
June 1 - 30, 2022	16,411,186	$22.241	16,411,186	$128,000,700
Quarter ended June 30, 2022	17,481,601	$22.854	17,481,601	$128,000,700
(a) On October 25, 2021, the Board of Directors authorized a share repurchase program to repurchase up to $300 million of our outstanding common stock at the discretion of management. On January 24, 2022 the Board of Directors authorized an additional $500 million under the share repurchase program. On July 25, 2022, following the completion of the previously authorized $800 million share repurchase programs, the Board of Directors authorized a new share repurchase program that allows for the repurchase of up to $500 million of its outstanding common stock. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, the shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending upon market conditions.

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

10.1
Sixth Amended and Restated Credit Agreement, dated as of May 27, 2022, among United States Steel Corporation, the Subsidiary Guarantors from time to time party thereto, the Lenders party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent. (Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on June 3, 2022. Commission File Number 1-16811.)*

10.2
Third Amended and Restated Borrower Security Agreement, dated as of May 27, 2022, between United States Steel Corporation and JPMorgan Chase Bank, N.A., as Collateral Agent. (Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on June 3, 2022. Commission File Number 1-16811.)

10.3
Third Amended and Restated Subsidiary Security Agreement, dated as of May 27, 2022, between the Subsidiary Guarantors and JPMorgan Chase Bank, N.A., as Collateral Agent. (Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 8-K filed on June 3, 2022. Commission File Number 1-16811.)

10.4
Second Amended and Restated Borrower Canadian Security Agreement, dated as of May 27, 2022, between United States Steel Corporation and JPMorgan Chase Bank, N.A., as Collateral Agent. (Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 8-K filed on June 3, 2022. Commission File Number 1-16811.)

10.5	Form of Offer Letter to Jessica T. Graziano, dated June 6, 2022.**

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure required under Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

101
The following financial information from United States Steel Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101).
* Schedules and exhibits have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
** Indicates management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By	/s/ Manpreet S. Grewal

Manpreet S. Grewal
Vice President, Controller & Chief Accounting Officer

July 29, 2022
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.