Form 10-Q
period 2022-09-30
UNITED STATES STEEL CORP
filed 2022-10-28
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Common stock outstanding at October 24, 2022 – 234,268,944 shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections. Generally, we have identified such forward-looking statements by using the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “target,” “forecast,” “aim,” “should,” “plan,” “goal,” “future,” “will,” "may" and similar expressions or by using future dates in connection with any discussion of, among other things, the construction or operation of new or existing facilities or operating capabilities, the timing, size and form of share repurchase transactions, operating performance, trends, events or developments that we expect or anticipate will occur in the future, statements relating to volume changes, share of sales and earnings per share changes, anticipated cost savings, potential capital and operational cash improvements, changes in global supply and demand conditions and prices for our products, international trade duties and other aspects of international trade policy, statements regarding our future strategies, products and innovations, statements regarding our greenhouse gas emissions reduction goals and statements expressing general views about future operating results. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts, but instead represent only the Company’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as of the time made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, the risks and uncertainties described in this report and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and those described from time to time in our future reports filed with the Securities and Exchange Commission.

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

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2022	2021	2022	2021
Net sales:
Net sales	$4,667	$5,623	$15,304	$13,676
Net sales to related parties (Note 19)	536	341	1,423	977
Total (Note 6)	5,203	5,964	16,727	14,653
Operating expenses (income):
Cost of sales	4,359	3,881	12,843	10,633
Selling, general and administrative expenses	95	108	324	316
Depreciation, depletion and amortization	198	196	594	587
Earnings from investees	(71)	(57)	(202)	(106)
Gain on sale of Transtar (Note 5)	—	(506)	—	(506)
Asset impairment charges (Note 1)	—	—	157	28
Gain on equity investee transactions (Note 5)	—	—	—	(111)
Restructuring and other charges (Note 20)	23	—	57	37
Net (gain) loss on sale of assets	(6)	7	(10)	(8)
Other gains, net	(9)	(7)	(22)	(18)
Total	4,589	3,622	13,741	10,852
Earnings before interest and income taxes	614	2,342	2,986	3,801
Interest expense	38	75	127	251
Interest income	(15)	(1)	(20)	(3)
(Gain) loss on debt extinguishment	(2)	26	—	282
Other financial costs	9	17	27	39
Net periodic benefit income	(60)	(37)	(182)	(97)
Net interest and other financial (benefits) costs	(30)	80	(48)	472
Earnings before income taxes	644	2,262	3,034	3,329
Income tax expense (Note 12)	154	260	684	224
Net earnings	490	2,002	2,350	3,105
Less: Net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to United States Steel Corporation	$490	$2,002	$2,350	$3,105
Earnings per common share (Note 13):
Earnings per share attributable to United States Steel Corporation stockholders:
'-Basic	$2.07	$7.41	$9.33	$11.80
'-Diluted	$1.85	$6.97	$8.38	$11.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Net earnings	$490	$2,002	$2,350	$3,105
Other comprehensive (loss) income, net of tax:
Changes in foreign currency translation adjustments	(92)	(26)	(220)	(50)
Changes in pension and other employee benefit accounts	—	15	(2)	244
Changes in derivative financial instruments	18	60	54	9
Total other comprehensive (loss) income, net of tax	(74)	49	(168)	203
Comprehensive income including noncontrolling interest	416	2,051	2,182	3,308
Comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive income attributable to United States Steel Corporation	$416	$2,051	$2,182	$3,308
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents (Note 7)	$3,364	$2,522
Receivables, less allowance of $37 and $44	1,859	1,968
Receivables from related parties (Note 19)	176	121
Inventories (Note 8)	2,759	2,210
Other current assets	294	331
Total current assets	8,452	7,152
Long-term restricted cash (Note 7)	123	76
Operating lease assets	154	185
Property, plant and equipment	20,437	19,676
Less accumulated depreciation and depletion	12,459	12,422
Total property, plant and equipment, net	7,978	7,254
Investments and long-term receivables, less allowance of $4 in both periods	832	694
Intangibles, net (Note 9)	488	519
Deferred income tax benefits (Note 12)	—	32
Goodwill (Note 9)	920	920
Other noncurrent assets	1,011	984
Total assets	$19,958	$17,816
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$3,116	$2,809
Accounts payable to related parties (Note 19)	164	99
Payroll and benefits payable	482	425
Accrued taxes	245	365
Accrued interest	45	68
Current operating lease liabilities	51	58
Short-term debt and current maturities of long-term debt (Note 15)	59	28
Total current liabilities	4,162	3,852
Noncurrent operating lease liabilities	112	136
Long-term debt, less unamortized discount and debt issuance costs (Note 15)	3,863	3,863
Employee benefits	204	235
Deferred income tax liabilities (Note 12)	588	122
Deferred credits and other noncurrent liabilities	499	505
Total liabilities	9,428	8,713
Contingencies and commitments (Note 21)
Stockholders’ Equity (Note 17):
Common stock (282,441,077 and 279,522,227 shares issued) (Note 13)	282	280
Treasury stock, at cost (48,172,133 shares and 15,708,839 shares)	(1,054)	(334)
Additional paid-in capital	5,179	5,199
Retained earnings	5,867	3,534
Accumulated other comprehensive income (Note 18)	163	331
Total United States Steel Corporation stockholders’ equity	10,437	9,010
Noncontrolling interests	93	93
Total liabilities and stockholders’ equity	$19,958	$17,816
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2022	2021
Increase (decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net earnings	$2,350	$3,105
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	594	587
Gain on sale of Transtar (Note 5)	—	(506)
Asset impairment charges (Note 1)	157	28
Gain on equity investee transactions	—	(111)
Restructuring and other charges (Note 20)	57	37
Loss on debt extinguishment	—	282
Pensions and other postretirement benefits	(164)	(88)
Deferred income taxes (Note 12)	561	59
Net gain on sale of assets	(10)	(8)
Equity investee earnings, net of distributions received	(181)	(106)
Changes in:
Current receivables	(36)	(1,281)
Inventories	(697)	(539)
Current accounts payable and accrued expenses	188	968
Income taxes receivable/payable	(88)	137
All other, net	19	41
Net cash provided by operating activities	2,750	2,605
Investing activities:
Capital expenditures	(1,138)	(460)
Acquisition of Big River Steel, net of cash acquired (Note 5)	—	(625)
Proceeds from sale of Transtar (Note 5)	—	627
Proceeds from cost reimbursement government grants (Note 21)	53	—
Proceeds from sale of assets	28	25
Other investing activities	(8)	(3)
Net cash used in investing activities	(1,065)	(436)
Financing activities:
Repayment of short-term debt (Note 15)	—	(180)
Revolving credit facilities - borrowings, net of financing costs (Note 15)	—	50
Revolving credit facilities - repayments (Note 15)	—	(911)
Issuance of long-term debt, net of financing costs (Note 15)	291	862
Repayment of long-term debt (Note 15)	(375)	(2,719)
Net proceeds from public offering of common stock (Note 22)	—	790
Common stock repurchased (Note 22)	(699)	—
Proceeds from government incentives (Note 21)	82	—
Other financing activities	(51)	(12)
Net cash used in financing activities	(752)	(2,120)
Effect of exchange rate changes on cash	(46)	(15)
Net increase in cash, cash equivalents and restricted cash	887	34
Cash, cash equivalents and restricted cash at beginning of year (Note 7)	2,600	2,118
Cash, cash equivalents and restricted cash at end of period (Note 7)	$3,487	$2,152

Non-cash investing and financing activities:
Change in accrued capital expenditures	$373	$58
U. S. Steel common stock issued for employee/non-employee director stock plans	46	28
Capital expenditures funded by finance lease borrowings	43	11
Export Credit Agreement (ECA) financing	—	23
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

In May 2019, U. S. Steel announced that it planned to construct a new endless casting and rolling facility at its Edgar Thomson Plant in Braddock, Pennsylvania, and a cogeneration facility at its Clairton Plant in Clairton, Pennsylvania, both part of the Company's Mon Valley Works. The Company purchased certain equipment for this project before delaying groundbreaking in March 2020 in response to COVID-19. In April 2021, the Company determined not to pursue this project, re-evaluated the use of the already purchased equipment, and subsequently transferred suitable equipment to the Mini Mill segment to be used on the new three-million-ton mini mill flat-rolled facility under construction in Osceola, Arkansas (BR2). Total impairments of $56 million were recognized for this project in 2021, $28 million of which was recognized during the nine-month period ended September 30, 2021.

There were no triggering events that required an impairment evaluation of our long-lived asset groups as of September 30, 2022.
2.    New Accounting Standards
In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). ASU 2021-08 requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for public companies with fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption of all amendments in the same period permitted. The Company will apply the guidance prescribed by ASU 2021-08 to business combinations, if any, that take place subsequent to the effective date.
In September 2022, the FASB issued Accounting Standards Update 2022-04, Disclosure of Supplier Finance Program Obligations (ASU 2022-04). ASU 2022-04 requires that an entity disclose certain information about supplier finance programs used in connection with the purchase of goods and services. ASU 2022-04 is effective for all entities with fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption of all amendments is permitted. The Company is currently assessing the impact of ASU 2022-04.
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
4.    Segment Information
U. S. Steel has four reportable segments: North American Flat-Rolled (Flat-Rolled), Mini Mill, U. S. Steel Europe (USSE); and Tubular Products (Tubular). The Mini Mill segment reflects the acquisition of Big River Steel after the purchase of the remaining equity interest on January 15, 2021 (see Note 5 for further details) and Big River 2 (BR2) which is under construction in Osceola, Arkansas. The Tubular segment includes the electric arc furnace at our Fairfield Tubular Operations in Fairfield, Alabama. The results of our real estate businesses and of our former railroad business are combined and disclosed in the Other category.

The results of segment operations for the three months ended September 30, 2022 and 2021 are:

(In millions) Three Months Ended September 30, 2022	Customer Sales	Intersegment Sales	Net Sales	Earnings from investees	Earnings (loss) before interest and income taxes
Flat-Rolled	$3,248	$104	$3,352	$59	$505
Mini Mill	602	60	662	—	1
USSE	925	2	927	—	(32)
Tubular	425	—	425	12	155
Total reportable segments	5,200	166	5,366	71	629
Other	3	—	3	—	21
Reconciling Items and Eliminations	—	(166)	(166)	—	(36)
Total	$5,203	$—	$5,203	$71	$614

Three Months Ended September 30, 2021
Flat-Rolled	$3,541	$36	$3,577	$53	$1,015
Mini Mill	949	156	1,105	—	424
USSE	1,246	2	1,248	—	394
Tubular	216	6	222	4	—
Total reportable segments	5,952	200	6,152	57	1,833
Other	12	9	21	—	(2)
Reconciling Items and Eliminations	—	(209)	(209)	—	511
Total	$5,964	$—	$5,964	$57	$2,342
The results of segment operations for the nine months ended September 30, 2022 and 2021 are:

(In millions) Nine Months Ended September 30, 2022	Customer Sales	Intersegment Sales	Net Sales	Earnings from investees	Earnings (loss) before interest and income taxes
Flat-Rolled	$9,926	$303	$10,229	$175	$1,795
Mini Mill	2,158	337	2,495	—	549
USSE	3,518	10	3,528	—	512
Tubular	1,115	5	1,120	27	339
Total reportable segments	16,717	655	17,372	202	3,195
Other	10	—	10	—	16
Reconciling Items and Eliminations	—	(655)	(655)	—	(225)
Total	$16,727	$—	$16,727	$202	$2,986

Nine Months Ended September 30, 2021
Flat-Rolled	$8,804	$142	$8,946	$90	$1,740
Mini Mill	2,158	360	2,518	—	840
USSE	3,122	4	3,126	—	706
Tubular	534	13	547	10	(29)
Total reportable segments	14,618	519	15,137	100	3,257
Other	35	65	100	6	20
Reconciling Items and Eliminations	—	(584)	(584)	—	524
Total	$14,653	$—	$14,653	$106	$3,801

A summary of total assets by segment is as follows:

(In millions)	September 30, 2022	December 31, 2021
Flat-Rolled	$7,534	$7,337
Mini Mill(a)	5,660	4,715
USSE	6,019	6,111
Tubular	1,122	1,054
Total reportable segments	$20,335	$19,217
Other	$130	$88
Corporate, reconciling items, and eliminations(b)	(507)	(1,489)
Total assets	$19,958	$17,816
(a)Includes assets of $1.1 billion and $347 million at September 30, 2022 and December 31, 2021, respectively, related to BR2 under construction in Osceola, Arkansas.
(b)The majority of corporate, reconciling items, and eliminations is comprised of cash and the elimination of intersegment amounts.
The following is a schedule of reconciling items to consolidated earnings before interest and income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Items not allocated to segments:
Restructuring and other charges (Note 20)	$(23)	$—	$(57)	$(37)
Asset impairment charges (Note 1)	—	—	(157)	(28)
Other charges, net	(13)	12	(11)	(36)
(Losses) gains on assets sold and previously held investments	—	(7)	—	119
Gain on sale of Transtar (Note 5)	—	506	—	506
Total reconciling items	$(36)	$511	$(225)	$524

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

Nine Months Ended September 30,
(in millions)	2021
Net sales	$14,725
Net earnings (loss)	$3,034

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

Other Transactions
In December 2021, the Company entered into an agreement to sell certain assets related to a component of its flat-roll business. As a result of this commitment, the Company has recognized a total of $119 million in restructuring-related charges, $89 million during the fourth quarter 2021 and $30 million during the nine months ended September 30, 2022. These charges are expected to be paid out on a long-term basis. This transaction is expected to result in a gain upon closure, which is subject to customary closing conditions.
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

The following tables disaggregate our revenue by product for each of the reportable business segments for the three months and nine months ended September 30, 2022 and 2021, respectively:

Net Sales by Product (In millions):

Three Months Ended September 30, 2022	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$48	$—	$27	$—	$—	$75
Hot-rolled sheets	622	332	389	—	—	1,343
Cold-rolled sheets	974	92	73	—	—	1,139
Coated sheets	1,127	176	376	—	—	1,679
Tubular products	—	—	20	418	—	438
All Other (a)	477	2	40	7	3	529
Total	$3,248	$602	$925	$425	$3	$5,203
(a) Consists primarily of sales of raw materials and coke making by-products.

Three Months Ended September 30, 2021	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$—	$—	$35	$—	$—	$35
Hot-rolled sheets	887	571	657	—	—	2,115
Cold-rolled sheets	1,037	159	145	—	—	1,341
Coated sheets	1,216	219	356	—	—	1,791
Tubular products	—	—	21	217	—	238
All Other (a)	401	—	32	(1)	12	444
Total	$3,541	$949	$1,246	$216	$12	$5,964
(a) Consists primarily of sales of raw materials and coke making by-products.

Nine Months Ended September 30, 2022	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$177	$—	$90	$—	$—	$267
Hot-rolled sheets	1,846	1,238	1,618	—	—	4,702
Cold-rolled sheets	3,053	307	335	—	—	3,695
Coated sheets	3,687	606	1,315	—	—	5,608
Tubular products	—	—	56	1,103	—	1,159
All Other (a)	1,163	7	104	12	10	1,296
Total	$9,926	$2,158	$3,518	$1,115	$10	$16,727
(a) Consists primarily of sales of raw materials and coke making by-products.

Nine Months Ended September 30, 2021	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$12	$—	$84	$—	$—	$96
Hot-rolled sheets	1,990	1,271	1,604	—	—	4,865
Cold-rolled sheets	2,710	365	330	—	—	3,405
Coated sheets	3,114	519	988	—	—	4,621
Tubular products	—	—	45	523	—	568
All Other (a)	978	3	71	11	35	1,098
Total	$8,804	$2,158	$3,122	$534	$35	$14,653
(a) Consists primarily of sales of raw materials and coke making by-products.
7.     Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within U. S. Steel's Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statement of Cash Flows:

(In millions)	September 30, 2022	December 31, 2021	September 30, 2021
Cash and cash equivalents	$3,364	$2,522	$2,044
Restricted cash in other current assets	—	2	17
Restricted cash in other noncurrent assets	123	76	91
Total cash, cash equivalents and restricted cash	$3,487	$2,600	$2,152

Amounts included in restricted cash represent cash balances which are legally or contractually restricted, primarily for electric arc furnace construction, environmental liabilities and other capital projects and insurance purposes.
8.    Inventories
The LIFO method is the predominant method of inventory costing for our Flat-Rolled and Tubular segments. The FIFO and moving average methods are the predominant inventory costing methods for our Mini Mill segment and the FIFO method is the predominant inventory costing method for our USSE segment. At September 30, 2022 and December 31, 2021, the LIFO method accounted for 40 percent and 46 percent of total inventory values, respectively.

(In millions)	September 30, 2022	December 31, 2021
Raw materials	$1,225	$713
Semi-finished products	1,043	1,056
Finished products	435	388
Supplies and sundry items	56	53
Total	$2,759	$2,210
Current acquisition costs were estimated to exceed the above inventory values by $1.4 billion and $896 million at September 30, 2022 and December 31, 2021, respectively. Cost of sales decreased and earnings before interest and income taxes increased by $1 million and $8 million for the three and nine months ended September 30, 2022, respectively, as a result of liquidation of LIFO inventories. Cost of sales decreased and earnings before interest and income taxes increased by $5 million and $12 million for the three and nine months ended September 30, 2021, respectively, as a result of liquidation of LIFO inventories.
9.     Intangible Assets and Goodwill
Intangible assets that are being amortized on a straight-line basis over their estimated useful lives are detailed below:

		As of September 30, 2022			As of December 31, 2021
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22 Years	$413	$32	$381	$413	$18	$395
Patents	5-15 Years	17	12	5	17	11	6
Energy Contract	2 Years	54	27	27	54	11	43
Total amortizable intangible assets		$484	$71	$413	$484	$40	$444
Total estimated amortization expense for the remainder of 2022 is $11 million. We expect approximately $120 million in total amortization expense from 2023 through 2027 and approximately $282 million in remaining amortization expense thereafter.
The carrying amount of acquired water rights with indefinite lives as of September 30, 2022 and December 31, 2021 totaled $75 million.
Below is a summary of goodwill by segment for the three months ended September 30, 2022:

	Flat-Rolled	Mini Mill	USSE	Tubular	Total
Balance at December 31, 2021	$—	$916	$4	$—	$920
Additions	—	—	—	—	—
Balance at September 30, 2022	$—	$916	$4	$—	$920
10.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit (income) cost for the three months ended September 30, 2022 and 2021:

	Pension Benefits		Other Benefits
(In millions)	2022	2021	2022	2021
Service cost	$11	$12	$2	$3
Interest cost	40	41	13	13
Expected return on plan assets	(89)	(91)	(23)	(21)
Amortization of prior service credit	—	—	(6)	(7)
Amortization of actuarial net loss (gain)	18	29	(13)	(6)
Net periodic benefit (income) cost, excluding below	(20)	(9)	(27)	(18)
Multiemployer plans	18	19	—	—
Settlement, termination and curtailment losses (a)	—	5	—	—
Net periodic benefit (income) cost	$(2)	$15	$(27)	$(18)
(a) During the three months ended September 30, 2021, pension benefits incurred settlement charges of approximately $5 million due to lump sum payment to certain individuals.

The following table reflects the components of net periodic benefit (income) cost for the nine months ended September 30, 2022 and 2021:

	Pension Benefits		Other Benefits
(In millions)	2022	2021	2022	2021
Service cost	$33	$40	$6	$9
Interest cost	118	122	37	37
Expected return on plan assets	(267)	(269)	(68)	(61)
Amortization of prior service cost	1	1	(19)	(21)
Amortization of actuarial net loss (gain)	54	104	(39)	(18)
Net periodic benefit (income) cost, excluding below	(61)	(2)	(83)	(54)
Multiemployer plans	56	56	—	—
Settlement, termination and curtailment losses (a)	4	8	2	—
Net periodic benefit (income) cost	$(1)	$62	$(81)	$(54)
(a) During the nine months ended September 30, 2022, pension and other postretirement benefits incurred special termination charges of approximately $6 million due to workforce restructuring. During the nine months ended September 30, 2021, the pension plan incurred settlement and curtailment charges of approximately $8 million due to lump sum payments to certain individuals and the sale of Transtar.

Employer Contributions
During the first nine months of 2022, U. S. Steel made cash payments of $56 million to the Steelworkers Pension Trust and $1 million of pension payments not funded by trusts.

During the first nine months of 2022, cash payments of $21 million were made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $11 million for both the three months ended September 30, 2022 and 2021. Company contributions to defined contribution plans totaled $34 million and $32 million for the nine months ended September 30, 2022 and 2021, respectively.

Transtar Disposition
In connection with the Transtar sale, U. S. Steel remeasured its main pension benefit plan as of June 30, 2021. As a result of the remeasurement, the net pension obligation was reduced by $255 million.

11.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors, or its designee, under the 2005 Stock Incentive Plan (2005 Plan) and the 2016 Omnibus Incentive Compensation Plan, as amended and restated (Omnibus Plan). The Company's stockholders approved the Omnibus Plan and authorized the Company to issue up to 32,700,000 shares of U. S. Steel common stock under the Omnibus Plan. While the awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of September 30, 2022, there were 8,832,318 shares available for future grants under the Omnibus Plan.

Recent grants of stock-based compensation consist of restricted stock units, total stockholder return (TSR) performance awards and return on capital employed (ROCE) performance awards. Shares of common stock under the Omnibus Plan are issued from authorized, but unissued stock. The following table is a summary of the awards made under the Omnibus Plan during the first nine months of 2022 and 2021.

	2022		2021
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Restricted Stock Units	1,225,820	$24.26	1,831,880	$19.65
Performance Awards (c)
TSR	236,520	$28.41	306,930	$19.46
ROCE (d)	408,870	$23.59	485,900	$17.92
Performance-Based Restricted Stock Units	83,951	$23.07	—	$—
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted average for all grants during the period.
(c) The number of performance awards shown represents the target share grant of the award.
(d) A portion of ROCE awards granted in 2022 and 2021 are not shown in the table because they were granted in cash.

U. S. Steel recognized pretax stock-based compensation expense in the amount of $13 million and $15 million in the three-month periods ended September 30, 2022 and 2021, respectively and $45 million and $41 million in the first nine months of 2022 and 2021, respectively.

As of September 30, 2022, total future compensation expense related to nonvested stock-based compensation arrangements was $58 million, and the weighted average period over which this expense is expected to be recognized is approximately 19 months.

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

In December 2021 and August 2022, special performance-based restricted stock unit awards (PSUs) were granted to members of the Company’s executive leadership team. Shares are earned based on the achievement of certain pre-set quantitative performance criteria during the four-year performance period, January 1, 2022 through December 31, 2025. Shares may vest following the expiration of the Performance Period if the Company satisfies the performance criteria.

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

12.    Income Taxes
Tax provision
For the nine months ended September 30, 2022, and 2021, the Company recorded a tax provision of $684 million and $224 million, respectively. Additionally, in accordance with the adoption of ASU 2020-06, the Company recorded an increase in its long-term state deferred tax asset of $4 million and a decrease in its long-term federal deferred tax liability of $15 million in the first quarter of 2022. The tax provisions for the first nine months of 2022 and 2021 were based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss and discrete items recognized during the period.

The tax provision for the nine months ended September 30, 2022, includes an expense of $19 million related to the filing of the 2021 federal income tax return, as well as an additional expense of $13 million related to the reduction in the Pennsylvania corporate net income tax rate which is being phased in over nine years beginning in 2023.

The tax provision for the nine months ended September 30, 2021, includes a benefit of $514 million for the release of the domestic valuation allowance recorded against domestic deferred tax assets that are more likely than not to be realized. During the second quarter of 2021, the Company evaluated all available positive and negative evidence, including the impact of profitability generated from current year operations and future projections of profitability. As a result, the Company determined that all of its domestic deferred tax assets were more likely than not to be realized with the exception of certain of its state net operating losses and state tax credits and reversed the valuation allowance against those deferred tax assets accordingly.

Throughout the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2022 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2022 could be materially different from the forecasted amount used to estimate the tax provision for the nine months ended September 30, 2022.

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

On August 16, 2022, H.R. 5376 (commonly called the Inflation Reduction Act of 2022) was signed into law, which, among other things, implemented a corporate alternative minimum tax (CAMT) of 15 percent on book income of certain large corporations, a 1 percent excise tax on net stock repurchases and several tax incentives to promote clean energy. The provision pertaining to an excise tax on corporate stock repurchases imposes a nondeductible 1 percent excise tax on a publicly traded corporation for the net value of certain stock that the corporation repurchases. The value of the repurchases subject to the tax is reduced by the value of any stock issued by the corporation during the tax year, including stock issued or provided to the employees. The CAMT imposes a minimum tax on net income adjusted for certain items prescribed by the legislation. Both the CAMT and the excise tax provisions of this legislation are effective for tax years beginning after December 31, 2022. Although management is currently assessing the impact of the law change and awaiting guidance from the Department of Treasury, the Company anticipates being subject to the new CAMT but does not believe that it will have a material impact on its Condensed Consolidated Financial Statements.
13.    Earnings and Dividends Per Common Share
Earnings Per Share Attributable to United States Steel Corporation Stockholders
The effect of dilutive securities on weighted average common shares outstanding included in the calculation of diluted earnings per common share for the three and nine months ended September 30, 2022 and September 30, 2021 were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2022	2021	2022	2021
Earnings attributable to United States Steel Corporation stockholders:
Basic	$490	$2,002	$2,350	$3,105
Interest expense on Senior Convertible Notes, net of tax	3	—	10	—
Diluted	$493	$2,002	$2,360	$3,105
Weighted-average shares outstanding (in thousands):
Basic	237,094	270,175	251,848	263,209
Effect of Senior Convertible Notes	26,194	12,199	26,194	11,082
Effect of stock options, restricted stock units and performance awards	2,976	5,089	3,527	4,812
Diluted	266,264	287,463	281,569	279,103
Earnings per share attributable to United States Steel Corporation stockholders:
Basic	$2.07	$7.41	$9.33	$11.80
Diluted	$1.85	$6.97	$8.38	$11.13
Excluded from the computation of diluted earnings per common share due to their anti-dilutive effect were 1.7 million and 0.7 million outstanding securities granted under the Omnibus Plan for the three and nine months ended September 30, 2022, respectively, and 0.6 million and 1.2 million outstanding securities granted under the Omnibus Plan for the three and nine months ended September 30, 2021, respectively.
Dividends Paid Per Share
The dividend for each of the first, second and third quarters of 2022 was five cents per common share. The dividend for each of the first, second and third quarters of 2021 was one cent per common share.
14.    Derivative Instruments
U. S. Steel uses foreign exchange forward sales contracts (foreign exchange forwards) with maturities up to 25 months to manage our currency requirements and exposure to foreign currency exchange rate fluctuations. The USSE and Flat-Rolled segments use hedge accounting for their foreign exchange forwards. The Mini Mill segment has foreign exchange forwards for which hedge accounting has not been elected; therefore, the changes in the fair value of their foreign exchange forwards are recognized immediately in the Consolidated Statements of Operations (mark-to-market accounting).

U. S. Steel also uses financial swaps to protect from the commodity price risk associated with purchases of natural gas, zinc, tin, electricity and iron ore pellets (commodity purchase swaps). We elected cash flow hedge accounting for commodity purchase swaps for natural gas, zinc and tin and iron ore pellets and use mark-to-market accounting for electricity swaps. The commodity purchase swaps have maturities of up to 15 months.

U. S. Steel has entered into financial swaps that are used to partially manage the sales price risk of certain hot-rolled coil sales (sales swaps) and iron ore pellet sales (zero cost collars). Both the sales swaps and the zero cost collars are accounted for using hedge accounting and have maturities of up to 3 months.

The table below shows the outstanding swap quantities used to hedge forecasted purchases and sales as of September 30, 2022 and September 30, 2021:

Hedge Contracts	Classification	September 30, 2022	September 30, 2021
Natural gas (in mmbtus)	Commodity purchase swaps	59,215,000	38,661,000
Tin (in metric tons)	Commodity purchase swaps	885	1,384
Zinc (in metric tons)	Commodity purchase swaps	10,666	12,853
Electricity (in megawatt hours)	Commodity purchase swaps	547,680	909,240
Iron ore pellets (in metric tons)	Zero-cost collars	432,000	—
Hot-rolled coils (in tons)	Sales swaps	44,000	97,320
Foreign currency (in millions of euros)	Foreign exchange forwards	€292	€290
Foreign currency (in millions of dollars)	Foreign exchange forwards	$118	$9
Foreign currency (in millions of CAD)	Foreign exchange forwards	$4	$—

The following summarizes the fair value amounts included in our Condensed Consolidated Balance Sheets as of September 30, 2022, and December 31, 2021:

Balance Sheet Location (in millions)	September 30, 2022	December 31, 2021
Designated as Hedging Instruments
Accounts receivable	$88	$42
Accounts payable	44	59
Investments and long-term receivables	7	2
Other long-term liabilities	13	4
Not Designated as Hedging Instruments
Accounts receivable	20	5
Investments and long-term receivables	5	5

The table below summarizes the effect of hedge accounting on Accumulated Other Comprehensive Income (AOCI) and amounts reclassified from AOCI into earnings for the three and nine months ended September 30, 2022 and 2021:

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Location of Reclassification from AOCI (a)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Sales swaps	$9	$52	Net sales	$9	$(60)
Commodity purchase swaps	2	20	Cost of sales (b)	46	14
Foreign exchange forwards	13	8	Cost of sales	—	1
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items resulting in immaterial ineffectiveness.
(b) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Location of Reclassification from AOCI (a)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Sales swaps	$33	$(71)	Net sales	$(29)	$(93)
Commodity purchase swaps	17	52	Cost of sales (b)	89	18
Foreign exchange forwards	22	29	Cost of sales	30	(9)
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items resulting in immaterial ineffectiveness.
(b) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.

At current contract values, $30 million currently in AOCI as of September 30, 2022, will be recognized as a decrease in cost of sales over the next year and $14 million currently in AOCI as of September 30, 2022, will be recognized as an increase in net sales over the next year.
The gain recognized for foreign exchange forwards and financial swaps where hedge accounting was not elected was $18 million and $12 million for the three and nine months ended September 30, 2022, respectively. The gain recognized for sales swaps where hedge accounting was not elected was $12 million for the three months ended September 30, 2021, and the loss of $3 million was recognized in cost of sales for the nine months ended September 30, 2021.

15.    Debt

(In millions)	Issuer/Borrower	Interest Rates %	Maturity	September 30, 2022	December 31, 2021
2037 Senior Notes	U. S. Steel	6.650	2037	274	350
2029 Senior Secured Notes	Big River Steel	6.625	2029	720	720
2029 Senior Notes	U. S. Steel	6.875	2029	475	750
2026 Senior Convertible Notes	U. S. Steel	5.000	2026	350	350
Environmental Revenue Bonds	U. S. Steel	4.125 - 6.750	2024 - 2052	924	647
Environmental Revenue Bonds	Big River Steel	4.500 - 4.750	2049	752	752
Finance leases and all other obligations	U. S. Steel	Various	2022 - 2029	96	67
Finance leases and all other obligations	Big River Steel	Various	2022 - 2031	124	122
Export Credit Agreement	U. S. Steel	Variable	2031	136	136
Credit Facility Agreement	U. S. Steel	Variable	2027	—	—
Big River Steel ABL Facility	Big River Steel	Variable	2026	—	—
USSK Credit Agreement	U. S. Steel Kosice	Variable	2026	—	—
USSK Credit Facility	U. S. Steel Kosice	Variable	2024	—	—
Total Debt				3,851	3,894
Less unamortized discount, premium, and debt issuance costs				(71)	3
Less short-term debt, long-term debt due within one year, and short-term issuance costs				59	28
Long-term debt				$3,863	$3,863

The following is a summary of debt repayments of certain Senior Notes and environmental revenue bonds made during the nine months ended September 30, 2022:

		Nine Months Ended September 30, 2022
Debt Instrument (in Millions)	Date	Debt Extinguished
2037 Senior Notes(a)	Third quarter 2022	$76
2029 Senior Notes(b)	Third quarter 2022	225
Hoover, AL Environmental Revenue Bonds	Second quarter 2022	14
2029 Senior Notes(b)	Second quarter 2022	48
2029 Senior Notes(b)	First quarter 2022	2
Total		$365
(a) There were redemption discounts and unamortized debt issuance cost write-offs of $6 million and $1 million, respectively, included in (gain) loss on debt extinguishment on the Consolidated Statement of Operations related to the repayment.
(b) During the nine months ended September 30, 2022, there were no redemption premiums paid and a net loss of $4 million for the write-off of unamortized discounts and debt issuance costs, included in (gain) loss on debt extinguishment on the Consolidated Statement of Operations, as a result of these debt repayments.

Arkansas Development Finance Authority Environmental Improvement Revenue Bonds, Series 2022 (United States Steel Corporation Project) (Green Bonds)
On September 6, 2022, U. S. Steel closed on an offering of $290 million aggregate principal amount of 5.450% Environmental Improvement Revenue Bonds due 2052 (2052 ADFA Green Bonds). U. S. Steel received net proceeds of approximately $287 million after fees of approximately $3 million related to the underwriting and third-party expenses. The net proceeds from the issuance of the 2052 ADFA Green Bonds will be used to partially fund work related to U. S. Steel's solid waste disposal facilities, including two electric arc furnaces (EAF) and other equipment facilities at its new technologically-advanced flat rolled steel making facility, BR2, currently under construction near Osceola, Arkansas.

On and after September 1, 2025, the Company may redeem the 2052 ADFA Green Bonds at its option, at any time in whole or from time to time in part at the redemption prices (expressed in percentages of principal amount) listed below, plus accrued and unpaid interest on the 2052 ADFA Green Bonds, if any, to, but excluding, the applicable redemption date, if redeemed during the twelve-month period beginning on September 1 of each of the years indicated below.

Year	Redemption Price
2025	105.000%
2026	104.000%
2027	103.000%
2028	102.000%
2029	101.000%
2030 and thereafter	100.000%

At any time prior to September 1, 2025, U. S. Steel may also redeem the 2052 ADFA Green Bonds, at our option, in whole or in part, or from time to time, at a price equal to the greater of 100 percent of the principal amount of the 2052 ADFA Green Bonds plus accrued and unpaid interest, if any, or the sum of the present value of the redemption price of the 2052 ADFA Green Bonds if they were redeemed on September 1, 2025, plus interest payments due through September 1, 2025, discounted to the date of redemption on a semi-annual basis at the applicable tax-exempt municipal bond rate, plus accrued and unpaid interest, if any.

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

Big River Steel LLC must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent twelve consecutive months when availability under the Big River Steel ABL Facility is less than the greater of ten percent of the borrowing base availability and $13 million. Based on the most recent four quarters as of September 30, 2022, Big River Steel would have met the fixed charge coverage ratio test. The facility includes affirmative and negative covenants and events of default that are customary for facilities of this type.

There were no loans outstanding under the Big River Steel ABL Facility at September 30, 2022.

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

The Credit Facility Agreement provides for borrowings for working capital and general corporate purchases in an amount equal to the lesser of (a) $1,750 million or (b) a borrowing base calculated based on specified percentages of eligible accounts receivable and inventory, subject to certain adjustments and reserves. As of September 30, 2022, there were approximately $4 million of letters of credit issued and no loans drawn under the Credit Facility Agreement. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of ten percent of the maximum facility availability and $140 million. Based on the most recent four quarters as of September 30, 2022, the Company would have met the fixed charge coverage ratio test.

U. S. Steel Košice (USSK) Credit Facilities
On September 29, 2021, USSK entered into a €300 million (approximately $292 million) unsecured sustainability linked credit agreement (USSK Credit Agreement). The USSK Credit Agreement matures in 2026 and contains sustainability targets related to greenhouse gas emissions intensity reduction, safety performance and facility certification by ResponsibleSteel™. At September 30, 2022, USSK had no borrowings under the USSK Credit Agreement.

At September 30, 2022, USSK had no borrowings under its €20 million credit facility (approximately $20 million) (USSK Credit Facility) and the availability was approximately $5 million due to approximately $15 million of customs and other guarantees outstanding.
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

The following table summarizes U. S. Steel’s financial liabilities that were not carried at fair value at September 30, 2022 and December 31, 2021. The fair value of long-term debt was determined using Level 2 inputs.

	September 30, 2022		December 31, 2021
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$3,551	$3,702	$4,379	$3,702
(a) Excludes finance lease obligations.

17.    Statement of Changes in Stockholders’ Equity

The following table reflects the first nine months of 2022 and 2021 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Nine Months Ended September 30, 2022 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$9,103	$3,534	$331	$280	$(334)	$5,199	$93
Comprehensive income (loss):
Net earnings	882	882	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	(3)	—	(3)	—	—	—	—
Currency translation adjustment	(28)	—	(28)	—	—	—	—
Derivative financial instruments	22	—	22	—	—	—	—
Employee stock plans	7	—	—	2	(20)	25	—
Common Stock Repurchased	(123)	—	—	—	(123)	—	—
Dividends paid on common stock	(13)	(13)	—	—	—	—	—
Cumulative effect upon adoption of Accounting Standards Update 2020-06	(56)	22	—	—	—	(78)	—
Balance at March 31, 2022	$9,791	$4,425	$322	$282	$(477)	$5,146	$93
Comprehensive income (loss):
Net earnings	978	978	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	1	—	1	—	—	—	—
Currency translation adjustment	(100)	—	(100)	—	—	—	—
Derivative financial instruments	14	—	14	—	—	—	—
Employee stock plans	19	—	—	—	(1)	20	—
Common Stock Repurchased	(399)	—	—	—	(399)	—	—
Dividends paid on common stock	(13)	(13)	—	—	—	—	—
Balance at June 30, 2022	$10,291	$5,390	$237	$282	$(877)	$5,166	$93
Comprehensive income (loss):
Net earnings	490	490	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	—	—	—	—	—	—	—
Currency translation adjustment	(92)	—	(92)	—	—	—	—
Derivative financial instruments	18	—	18	—	—	—	—
Employee stock plans	13	—	—	—	—	13	—
Common Stock Repurchased	(177)	—	—	—	(177)	—	—
Dividends paid on common stock	(12)	(12)	—	—	—	—	—
Other	(1)	(1)	—	—	—	—	—
Balance at September 30, 2022	$10,530	$5,867	$163	$282	$(1,054)	$5,179	$93

Nine Months Ended September 30, 2021 (In millions)	Total	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$3,879	$(623)	$(47)	$229	$(175)	$4,402	$93
Comprehensive income (loss):
Net earnings	91	91	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	24	—	24	—	—	—	—
Currency translation adjustment	(47)	—	(47)	—	—	—	—
Derivative financial instruments	(20)	—	(20)	—	—	—	—
Employee stock plans	6	—	—	2	(7)	11	—
Common Stock Issued	790	—	—	48	—	742	—
Dividends paid on common stock	(3)	—	—	—	—	(3)	—
Balance at March 31, 2021	$4,720	$(532)	$(90)	$279	$(182)	$5,152	$93
Comprehensive income (loss):
Net earnings	1,012	1,012	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	205	—	205	—	—	—	—
Currency translation adjustment	23	—	23	—	—	—	—
Derivative financial instruments	(31)	—	(31)	—	—	—	—
Employee stock plans	17	—	—	—	(1)	18	—
Dividends paid on common stock	(2)	—	—	—	—	(2)	—
Other	(1)	—	—	—	—	—	(1)
Balance at June 30, 2021	$5,943	$480	$107	$279	$(183)	$5,168	$92
Comprehensive income (loss):
Net earnings	2,002	2,002	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	15	—	15	—	—	—	—
Currency translation adjustment	(26)	—	(26)	—	—	—	—
Derivative financial instruments	60	—	60	—	—	—	—
Employee stock plans	16	—	—	—	(1)	17	—
Dividends paid on common stock	(3)	(3)	—	—	—	—	—
Other	1	1	—	—	—	—	—
Balance at September 30, 2021	$8,008	$2,480	$156	$279	$(184)	$5,185	$92

18.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions)	Pension and Other Benefit Items	Foreign Currency Items	Unrealized (Loss) Gain on Derivatives	Total
Balance at December 31, 2021	$(25)	$371	$(15)	$331
Other comprehensive (loss) income before reclassifications	(1)	(220)	130	(91)
Amounts reclassified from AOCI (a)	(1)	—	(76)	(77)
Net current-period other comprehensive (loss) income	(2)	(220)	54	(168)
Balance at September 30, 2022	$(27)	$151	$39	$163

Balance at December 31, 2020	$(458)	$449	$(38)	$(47)
Other comprehensive income (loss) before reclassifications	190	(50)	(49)	91
Amounts reclassified from AOCI (a)	54	—	58	112
Net current-period other comprehensive income (loss)	244	(50)	9	203
Balance at September 30, 2021	$(214)	$399	$(29)	$156
(a) See table below for further details.

	Amount reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI components (in millions)	2022	2021	2022	2021
Amortization of pension and other benefit items (a)
Prior service credits	$(5)	$(7)	$(17)	$(20)
Actuarial losses	4	23	15	86
Settlement, termination and curtailment losses	—	5	—	6
Total pensions and other benefits items	(1)	21	(2)	72
Derivative reclassifications to Condensed Consolidated Statements of Operations	(63)	40	(100)	77
Total before tax	(64)	61	(102)	149
Tax provision (benefit)	17	(15)	25	(37)
Net of tax	$(47)	$46	$(77)	$112
(a) These AOCI components are included in the computation of net periodic benefit cost. See Note 10 for additional details.
19.    Transactions with Related Parties
Related party sales and service transactions are primarily related to equity investees and were $536 million and $341 million for the three months ended September 30, 2022 and 2021, respectively and $1,423 million and $977 million for the nine months ended September 30, 2022 and 2021, respectively.
Accounts payable to related parties include balances due to PRO-TEC Coating Company, LLC (PRO-TEC) of $162 million and $98 million at September 30, 2022 and December 31, 2021, respectively for invoicing and receivables collection services provided by U. S. Steel on PRO-TEC's behalf. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $2 million and $1 million for the periods ending September 30, 2022 and December 31, 2021, respectively.
Purchases from related parties for outside processing services provided by equity investees amounted to $7 million and $6 million for the three months ended September 30, 2022 and 2021, respectively and $21 million and $32 million for the nine months ended September 30, 2022 and 2021, respectively. Purchases of iron ore pellets from related parties amounted to $30 million and $26 million for the three months ended September 30, 2022 and 2021, respectively and $98 million and $80 million for the nine months ended September 30, 2022 and 2021, respectively.
20.    Restructuring and Other Charges
During the three months ended September 30, 2022, the Company recorded restructuring and other charges of $23 million, which related to headcount reductions under a voluntary early retirement program (VERP) offered at USSK.

Cash payments were made related to previously accrued severance and exit costs of approximately $67 million. The cash payments relating to the USSK VERP are expected to commence in the fourth quarter of 2022.
During the nine months ended September 30, 2022, the Company recorded restructuring and other charges of $57 million, which consisted of $30 million related to the planned sale of a component within the Flat-Rolled segment, $23 million related to headcount reductions under a VERP offered at USSK, and $4 million of severance-related charges at other facilities. Cash payments were made related to severance and exit costs of approximately $95 million.
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
The activity in the accrued balances incurred in relation to restructuring during the nine months ended September 30, 2022 was as follows:

(In millions)	Employee Related Costs	Exit Costs	Non-cash Charges	Total
Balance at December 31, 2021	$91	$149	$—	$240
Additional charges	58	(1)	—	57
Cash payments/utilization (a)	(17)	(89)	—	(106)
Balance at September 30, 2022	$132	$59	$—	$191
(a)$11 million of payments were made from the pension fund trust assets in the Employee Related Costs column.

Accrued liabilities for restructuring programs are included in the following balance sheet lines:

(In millions)	September 30, 2022	December 31, 2021
Accounts payable	$41	$34
Payroll and benefits payable	—	2
Employee benefits	131	88
Deferred credits and other noncurrent liabilities	19	116
Total	$191	$240
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
Asbestos matters – As of September 30, 2022, U. S. Steel was a defendant in approximately 930 active asbestos cases involving approximately 2,520 plaintiffs. The vast majority of these cases involve multiple defendants. About 1,545, or approximately 61 percent, of these plaintiff claims are currently pending in a jurisdiction which permits filings with massive numbers of plaintiffs. At December 31, 2021, U. S. Steel was a defendant in approximately 915 active asbestos cases involving approximately 2,505 plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

The following table shows the number of asbestos claims in the current period and the prior three years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2019	2,320	195	265	2,390
December 31, 2020	2,390	240	295	2,445
December 31, 2021	2,445	200	260	2,505
September 30, 2022	2,505	150	165	2,520
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

(In millions)	Nine Months Ended September 30, 2022
Beginning of period	$158
Accruals for environmental remediation deemed probable and reasonably estimable	18
Obligations settled	(37)
End of period	$139
Accrued liabilities for remediation activities are included in the following Condensed Consolidated Balance Sheet lines:

(In millions)	September 30, 2022	December 31, 2021
Accounts payable and other accrued liabilities	$64	$65
Deferred credits and other noncurrent liabilities	75	93
Total	$139	$158
Expenses related to remediation are recorded in cost of sales and were $19 million for the nine month period ended September 30, 2022. Expenses for the nine month period ended September 30, 2021 were immaterial. It is not currently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 15 to 30 percent.
Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, the Company categorizes projects as follows:

(1)Projects with Ongoing Study and Scope Development - For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are four environmental remediation projects where additional costs for completion are not currently estimable but could be material. These projects are at Fairfield Works, Lorain Tubular, USS-UPI LLC (UPI) and the former steelmaking plant at Joliet, Illinois. As of September 30, 2022, accrued liabilities for these projects totaled $1 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $22 million to $36 million.
(2)Projects with Significant Accrued liabilities with a Defined Scope - As of September 30, 2022, there are three significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $86 million. These projects are Gary Resource Conservation and Recovery Act (the RCRA) (accrued liability of $30 million), Duluth Works (accrued liability of $37 million) and the former Geneva facility (accrued liability of $19 million).
(3)Other Projects with a Defined Scope - These projects involve relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are three other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at September 30, 2022 was $5 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.
The remaining environmental remediation projects each have an accrued liability of less than $1 million each. The total accrued liability for these projects at September 30, 2022 was approximately $4 million. The Company does not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $24 million at September 30, 2022 and were based on known scopes of work.
Administrative and Legal Costs – As of September 30, 2022, U. S. Steel had an accrued liability of $10 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to comply with various regulations, laws and other requirements relating to the environment. Such capital expenditures totaled $23 million and $14 million in the first nine months of 2022 and 2021, respectively. U. S. Steel anticipates making additional such expenditures in the future, which may be material; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
European Union (the EU) Environmental Requirements - Phase IV of the EU Emissions Trading System (the EU ETS) commenced on January 1, 2021 and will finish on December 31, 2030. The European Commission issued final approval of the updated 2021-2025 Slovak National Allocation table in February 2022. Subsequently, the Slovak Ministry of Environment allocated the full amount of 2022 free allowances totaling 6.3 million EUA to USSE in February and April 2022. As of September 30, 2022, we have pre-purchased approximately 1.8 million EUA totaling €118 million (approximately $115 million) to cover the expected 2022 and 2023 shortfall of emission allowances.
The EU’s Industrial Emissions Directive requires implementation of EU-determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to comply with or go beyond BAT requirements were €138 million (approximately $135 million) over the actual program period. These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. USSK complied with these covenants as of September 30, 2022. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g., bank guarantee) to secure 50 percent of the EU funding received.
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
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $7 million at September 30, 2022.

Other contingencies – Under certain lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $14 million at September 30, 2022). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $183 million as of September 30, 2022, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by the Credit Facility Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $123 million and $78 million at September 30, 2022 and December 31, 2021, respectively.
Capital Commitments – At September 30, 2022, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $2.297 billion.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2022	2023	2024	2025	2026	Later Years	Total
$180	$750	$307	$343	$270	$627	$2,477
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, and certain energy and utility services with terms ranging from two to 14 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of September 30, 2022, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $36 million.
Total payments relating to unconditional purchase obligations were $274 million and $215 million for the three months ended September 30, 2022 and 2021, respectively, and $695 million and $584 million for the nine months ended June 30, 2022 and 2021, respectively.

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
U. S. Steel repurchased 31.6 million shares of common stock for approximately $699 million under these programs during the nine months ended September 30, 2022.
In February 2021, U. S. Steel issued 48.3 million shares of common stock for net proceeds of approximately $790 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

For the three months and nine months ended September 30, 2022, the Company's performance was negatively impacted by lower flat-rolled steel selling prices and lower demand from select end markets in our domestic and European flat-rolled steelmaking segments. In addition, both our Mini Mill and European businesses were impacted by high-cost materials procured earlier in 2022 at the onset of the war in Ukraine. The Tubular segment results benefited from continued strong demand, new trade cases on oil country tubular goods (OCTG) and higher selling prices.

Overall, the Company expects fourth quarter results to be lower on both a sequential basis to the third quarter and a comparative basis to the same period a year ago. For the Company’s flat-rolled products, lower demand and lower steel prices are expected to be reflected in its average selling price and volumes. In addition, elevated raw materials costs for the Company’s Mini Mill segment, and elevated raw material and energy costs in the Company’s U. S. Steel Europe segment are expected to continue through the fourth quarter. For Tubular Products, the Company expects that higher prices for oil country tubular goods will increasingly be reflected in the segment's average selling price and that volumes will continue to reflect strong demand.

In order to balance our flat-rolled steel supply with customer demand, the Company pulled forward a planned 30-day outage on blast furnace #3 at Mon Valley Works from October to September. Additionally, the Company temporarily idled blast furnace #8 and tin line #5 at Gary Works during the third quarter due to market conditions and high levels of imports. In our European operations, the Company pulled forward a planned 60-day outage on blast furnace #2 at USSK from October to September. Each of these assets remain temporarily idled due to market conditions. The Company continues to monitor market conditions to ensure our order book and production footprint are balanced.

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

USSE purchases certain raw materials from sources that procure supply from Russia, including natural gas and iron ore. Since the onset of the war, and before, USSE has been building its inventory of iron ore and coal and procuring them through alternate sources. Current levels of iron ore and coal are sufficient to serve customer demand through the end of 2022.

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
RESULTS OF OPERATIONS
U. S. Steel's results in the three and nine months ended September 30, 2022 compared to the same periods in 2021 for the four reportable segments, with the exception of Tubular, generally declined from deteriorating business conditions:

•North American Flat-Rolled (Flat-Rolled): Flat-Rolled results declined in the three-month period primarily due to lower sales volume and spot prices across most customer and manufacturing industries. Flat-Rolled results modestly increased in the nine-month period primarily due to higher sales price, with contract prices higher and spot pricing lower than in the prior period. The benefit of pricing was partially offset by lower sales volume year to date and increased raw material and energy costs.

•Mini Mill: Mini Mill results declined in the three-month period primarily due to lower sales volume and price across nearly all consuming industries and higher raw material costs. Mini mill results declined in the nine-month period primarily due to lower sales prices industry wide and higher raw material costs.

•U. S. Steel Europe (USSE): USSE results in both the three and nine month periods declined primarily due to lower sales volume and increased raw material and energy costs, general inflation and weakening Euro exchange rate.

•Tubular Products (Tubular): Tubular results improved in both the three and nine month periods primarily due to higher sales volume and price from the steady increase of drilling activity, partially offset by continued high levels of imports.

Net sales by segment for the three months and nine months ended September 30, 2022 and 2021 are set forth in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, excluding intersegment sales)	2022	2021	% Change	2022	2021	% Change
Flat-Rolled	$3,248	$3,541	(8)%	$9,926	$8,804	13%
Mini Mill (a)	602	949	(37)%	2,158	2,158	—%
USSE	925	1,246	(26)%	3,518	3,122	13%
Tubular	425	216	97%	1,115	534	109%
Total sales from reportable segments	5,200	5,952	(13)%	16,717	14,618	14%
Other	3	12	(75)%	10	35	(71)%
Net sales	$5,203	$5,964	(13)%	$16,727	$14,653	14%
(a) For the nine months ended September 30, 2021 the Mini Mill segment was added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended September 30, 2022 versus the three months ended September 30, 2021:

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Other (c)	Net Change
Flat-Rolled	(5)%	(3)%	(2)%	—%	2%	(8)%
Mini Mill	(13)%	(24)%	—%	—%	—%	(37)%
USSE	(19)%	6%	—%	(15)%	2%	(26)%
Tubular	3%	91%	—%	—%	3%	97%
(a) Excludes intersegment sales.
(b) Foreign currency translation effects.
(c) Primarily of sales of raw materials and coke making by-products.

Net sales for the three months ended September 30, 2022 compared to the same period in 2021 were $5,203 million and $5,964 million, respectively.
•For the Flat-Rolled segment the decrease in sales primarily resulted from lower average realized prices ($93 per ton) from lower value-added products and decreased shipments (152 thousand tons) primarily from higher value-added products.
•For the Mini Mill segment the decrease in sales primarily resulted from lower average realized prices ($421 per ton) across all products and decreased shipments (79 thousand tons) across all products.
•For the USSE segment the decrease in sales primarily resulted from lower average realized prices ($122 per ton) across most products and decreased shipments (197 thousand tons) across most products.
•For the Tubular segment the increase in sales primarily resulted from higher average realized prices ($1,515 per net ton) and increased shipments (3 thousand tons).

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the nine months ended September 30, 2022 versus the nine months ended September 30, 2021 is set forth in the following table:

	Steel Products (a)
	Volume	Price	Mix	Acquisition Variance	FX (b)	Other (c)	Net Change
Flat-Rolled	(6)%	17%	—%	n/a	—%	2%	13%
Mini Mill (d)	(7)%	3%	—%	4%	—%	—%	—%
USSE	(6)%	30%	—%	n/a	(12)%	1%	13%
Tubular	22%	89%	(2)%	n/a	—%	—%	109%
(a) Excludes intersegment sales.
(b) Foreign currency translation effects.
(c) Primarily of sales of raw materials and coke making by-products.
(d) Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.

Net sales for the nine months ended September 30, 2022 compared to the same period in 2021 were $16,727 million and $14,653 million, respectively.
•For the Flat-Rolled segment the increase in sales primarily resulted from higher average realized prices ($215 per ton) primarily from higher value-added products, partially offset by decreased shipments (498 thousand tons) across most products.
•For the Mini Mill segment the consistent sales primarily resulted from higher average realized prices ($13 per ton) from higher value-added products offset by decreased shipments (20 thousand tons) including the partial period of the Company's controlling interest in Big River Steel in January of 2021.
•For the USSE segment the increase in sales primarily resulted from higher average realized prices ($189 per ton) across all products, partially offset by decreased shipments (230 thousand tons) across most products.
•For the Tubular segment the increase in sales primarily resulted from higher average realized prices ($1,174 per net ton) and increased shipments (73 thousand tons).

Selling, general and administrative expenses

Selling, general and administrative expenses were $95 million and $324 million in the three months and nine months ended September 30, 2022, respectively, compared to $108 million and $316 million in the three months and nine months ended September 30, 2021, respectively. The change in expenses for the three and nine months ended September 30, 2022 versus the same periods in 2021 are primarily driven by profit and variable based incentive costs.

Restructuring and other charges
During the three months and nine months ended September 30, 2022, the Company recorded restructuring and other charges of $23 million and $57 million, respectively. During the nine months ended September 30, 2021, the Company recognized $37 million for restructuring and other charges. No such charges were recognized during the three months ended September 30, 2021. See Note 20 to the Condensed Consolidated Financial Statements for further details.

Operating configuration adjustments

As noted above, the Company adjusted its operating configuration in response to global overcapacity, unfair trade practices, market conditions and decreased customer demand by indefinitely and temporarily idling certain of its facilities. U. S. Steel will continue to adjust its operating configuration in order to ensure its order book and production footprint are balanced.

Idled Operations

In the third quarter of 2022, we took actions to adjust our footprint by temporarily idling certain operations to better align production with market conditions. The operations that were idled in the third quarter of 2022 and remained idle as of September 30, 2022, along with their carrying values included:
•Blast furnace #8 at Gary Works, $30 million
•Tin Line #5 at Gary, $20 million
•Blast furnace #3 at Mon Valley Works, $45 million
•Blast furnace #2 at USSE, $20 million

The following operations were initially idled in 2020 and remained idle as of September 30, 2022. These facilities and their respective carrying values as of September 30, 2022 included:
•Blast furnace A at Granite City Works, $55 million
•Lone Star Tubular Operations, $5 million
•Lorain Tubular Operations, $65 million
•Wheeling Machine Products coupling production facility at Hughes Springs, Texas, immaterial

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

Earnings (loss) before interest and income taxes by segment is set forth in the following table:

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
(Dollars in millions)	2022	2021		2022	2021
Flat-Rolled	$505	$1,015	(50)%	$1,795	$1,740	3%
Mini Mill (a)	1	424	(100)%	549	840	(35)%
USSE	(32)	394	(108)%	512	706	(27)%
Tubular	155	—	n/m	339	(29)	1,269%
Total earnings from reportable segments	629	1,833	(66)%	3,195	3,257	(2)%
Other	21	(2)	1,150%	16	20	(20)%
Segment earnings before interest and income taxes	650	1,831	(65)%	3,211	3,277	(2)%
Items not allocated to segments:
Restructuring and other charges	(23)	—		(57)	(37)
Asset impairment charges	—	—		(157)	(28)
Other charges, net	(13)	12		(11)	(36)
(Losses) gains on assets sold and previously held investments	—	(7)		—	119
Gain on sale of Transtar	—	506		—	506
Total earnings before interest and income taxes	$614	$2,342	(74)%	$2,986	$3,801	(21)%
(a) Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.

Segment results for Flat-Rolled

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2022	2021		2022	2021
Earnings before interest and taxes ($ millions)	$505	$1,015	(50)%	$1,795	$1,740	3%
Gross margin	20%	32%	(12)%	22%	25%	(3)%
Raw steel production (mnt)	2,265	2,634	(14)%	6,894	7,700	(10)%
Capability utilization	68%	61%	7%	70%	61%	9%
Steel shipments (mnt)	2,176	2,328	(7)%	6,488	6,986	(7)%
Average realized steel price per ton	$1,232	$1,325	(7)%	$1,312	$1,097	20%

The decrease in Flat-Rolled results for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to:
•decreased average realized prices, including mix (approximately $80 million)
•decreased shipments, including volume inefficiencies (approximately $105 million)
•decreased non-prime sales (approximately $50 million)
•higher raw material costs (approximately $175 million)
•higher energy costs (approximately $110 million)
•increased operating costs (approximately $115 million),
these changes were partially offset by:
•increased coke, iron ore and other non-steel sales (approximately $10 million)
•favorable equity investees income (approximately $5 million),
•lower other costs, primarily variable compensation (approximately $110 million).

Gross margin for the three months ended September 30, 2022 compared to the same period in 2021 decreased primarily as a result of lower average realized price and sales volume and increased input costs.

The increase in Flat-Rolled results for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to:
•increased average realized prices, including mix (approximately $1,480 million)
•increased coke, iron ore and other non-steel sales (approximately $70 million)
•favorable equity investees income (approximately $75 million), these changes were partially offset by:
•decreased shipments, including volume inefficiencies (approximately $190 million)
•decreased non-prime sales (approximately $65 million)

•higher raw material costs (approximately $560 million)
•higher energy costs (approximately $290 million)
•increased operating costs (approximately $425 million)
•higher other costs, primarily variable compensation (approximately $40 million).
Gross margin for the nine months ended September 30, 2022 compared to the same period in 2021 decreased primarily as a result of lower sales volume and increased input costs, partially offset by higher average realized prices.
Segment results for Mini Mill (a)

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
Earnings before interest and taxes ($ millions)	$1	424	(100)%	$549	840	(35)%
Gross margin	7%	51%	(44)%	32%	45%	(13)%
Raw steel production (mnt)	616	750	(18)%	1,967	2,007	(2)%
Capability utilization	74%	90%	(16)%	80%	86%	(6)%
Steel shipments (mnt)	529	608	(13)%	1,651	1,671	(1)%
Average realized steel price per ton	$1,096	$1,517	(28)%	$1,268	$1,255	1%
(a) The Mini Mill segment was added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.

The decrease in Mini Mill results for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to:
•decreased average realized prices, including mix (approximately $260 million)
•decreased shipments (approximately $110 million)
•higher raw material costs (approximately $65 million)
•increased operating costs (approximately $10 million)
•higher energy costs (approximately $5 million).
these changes were partially offset by:
•lower other costs, primarily variable compensation (approximately $25 million),

Gross margin for the three months ended September 30, 2022 compared to the same period in 2021 decreased primarily as a result of lower average realized price and sales volume and increased material costs.

The decrease in Mini Mill results for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to:
•decreased shipments (approximately $25 million)
•higher raw material costs (approximately $230 million)
•increased operating costs (approximately $40 million)
•higher energy costs (approximately $20 million)
•higher other costs (approximately $5 million),
these changes were partially offset by:
•increased average realized prices, including mix (approximately $30 million),

Gross margin for the nine months ended September 30, 2022 compared to the same period in 2021 decreased primarily as a result of lower sales volume and increased raw material costs, partially offset by the partial period of the Company's controlling interest in Big River Steel in January of 2021.

Segment results for USSE

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
Earnings before interest and taxes ($ millions)	$(32)	$394	(108)%	$512	$706	(27)%
Gross margin	—%	34%	(34)%	17%	26%	(9)%
Raw steel production (mnt)	946	1,274	(26)%	3,250	3,750	(13)%
Capability utilization	75%	101%	(26)%	87%	100%	(13)%
Steel shipments (mnt)	867	1,064	(19)%	3,044	3,274	(7)%
Average realized steel price per ($/ton)	$1,021	$1,143	(11)%	$1,121	$932	20%
Average realized steel price per (€/ton)	€1,013	€969	5%	€1,049	€779	35%

The decrease in USSE results for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to:
•decreased shipments (approximately $75 million)
•higher raw material costs (approximately $205 million)
•increased operating costs (approximately $50 million)
•higher energy costs (approximately $55 million)
•weakening of the Euro versus the U.S. dollar (approximately $85 million), these changes were partially offset by:
•increased average realized prices, including mix (approximately $45 million).

Gross margin for the three months ended September 30, 2022 compared to the same period in 2021 decreased primarily as a result of lower sales volume, higher raw material and energy costs and negative impacts from the weakening of the Euro versus the U.S. dollar.

The decrease in USSE results for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to:
•decreased shipments (approximately $50 million)
•higher raw material costs (approximately $565 million)
•increased operating costs (approximately $130 million)
•higher energy costs (approximately $180 million)
•weakening of the Euro versus the U.S. dollar (approximately $140 million)
•higher other costs (approximately $20 million),
these changes were partially offset by:
•increased average realized prices, including mix (approximately $865 million)
•increased non-steel sales (approximately $25 million).

Gross margin for the nine months ended September 30, 2022 compared to the same period in 2021 decreased primarily as a result of lower sales volume and higher raw material and energy costs, partially offset by higher average realized prices.

Segment results for Tubular

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
Earnings/(loss) before interest and taxes ($ millions)	$155	$—	100%	$339	$(29)	1,269%
Gross margin	37%	7%	30%	33%	2%	31%
Raw steel production (mnt)	173	117	48%	497	324	53%
Capability utilization	76%	52%	24%	74%	48%	26%
Steel shipments (mnt)	126	123	2%	390	317	23%
Average realized steel price per ton	$3,217	$1,702	89%	$2,761	$1,587	74%

The increase in Tubular results for the three months ended September 30, 2022 compared to the same period in 2021 occurred despite continued high levels of imports and was primarily due to:
•increased average realized prices, including mix (approximately $180 million),

these changes were partially offset by:
•higher raw material costs (approximately $5 million)
•increased operating costs (approximately $5 million)
•higher energy costs (approximately $5 million)
•higher other costs (approximately $10 million).
Gross margin for the three months ended September 30, 2022 compared to the same period in 2021 increased primarily as a result of higher average realized prices.
The increase in Tubular results for the nine months ended September 30, 2022 compared to the same period in 2021 occurred despite continued high levels of imports and was primarily due to:
•increased average realized prices, including mix (approximately $395 million)
•increased shipments (approximately $35 million),
these changes were partially offset by:
•higher raw material costs (approximately $25 million)
•increased operating costs (approximately $10 million)
•higher energy costs (approximately $10 million)
•higher other costs (approximately $15 million).

Gross margin for the nine months ended September 30, 2022 compared to the same period in 2021 increased primarily as a result of higher average realized prices and sales volume.

Net interest and other financial costs

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2022	2021		2022	2021
Interest expense	$38	$75	49%	$127	$251	49%
Interest income	(15)	(1)	1,400%	(20)	(3)	567%
(Gain) loss on debt extinguishment	(2)	26	108%	—	282	100%
Other financial costs	9	17	47%	27	39	31%
Net periodic benefit income	(60)	(37)	62%	(182)	(97)	88%
Total net interest and other financial (benefits) costs	$(30)	$80	138%	$(48)	$472	110%

Net interest and other financial (benefits) costs improved in the three months ended September 30, 2022 as compared to the same period in 2021 primarily due to the absence of current quarter debt retirement losses, reduced interest expense from a reduced level of debt and increased capitalized interest and an increase in net periodic benefit income, primarily due to lower amortization of actuarial losses.
Net interest and other financial (benefits) costs improved in the nine months ended September 30, 2022 compared to the same period in 2021 primarily due the absence of current year debt retirement losses, reduced interest expense from a reduced level of debt and increased capitalized interest and an increase in net periodic benefit income, primarily due to lower amortization of actuarial losses.
Income taxes

Income tax expense was $154 million in the three months ended September 30, 2022 compared to an income tax expense of $260 million in the same period in 2021. The change from the prior year period was primarily due to a decrease in earnings before taxes. In addition, the prior year period included a tax benefit resulting from the release of the valuation allowance on domestic deferred tax assets.

Income tax expense was $684 million in the nine months ended September 30, 2022 compared to an income tax expense of $224 million in the same period in 2021. The change from the prior year period was primarily due to the tax benefit in the prior year period resulting from the release of the valuation allowance on domestic deferred tax assets.

On July 8, 2022, Pennsylvania House Bill 1342 was enacted, which in part phased in a corporate net income tax (CNIT) rate reduction over nine years. The CNIT rate for the 2022 tax year is 9.99%. The CNIT rate will be reduced to 8.99% for the 2023 tax year. Starting with the 2024 tax year, the rate is reduced by 0.5% annually until it reaches 4.99% for the 2031 tax year and each year thereafter. The Company assessed the impact of the law change and recorded an additional expense of $13 million in the third quarter of 2022 on its Condensed Consolidated Financial Statements.

Net earnings

Net earnings attributable to United States Steel Corporation were $490 million and $2,350 million in the three and nine months ended September 30, 2022, respectively, compared to net earnings of $2,002 million and $3,105 million in the three and nine months ended September 30, 2021, respectively. The changes primarily reflect the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $2,750 million for the nine months ended September 30, 2022 compared to net cash provided by operating activities of $2,605 million in the same period in 2021. The period over period increase in cash from operations from the prior year period was primarily due to changes in working capital, deferred taxes payable and gains on sale of assets, partially offset by lower net income, decreases in income taxes payable and losses on debt extinguishments. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.

As shown below our cash conversion cycle for the third quarter of 2022 increased by 11 days as compared to the fourth quarter of 2021 primarily from increased inventory days due to higher raw material inventories from quantity and cost.

Cash Conversion Cycle	Third Quarter of 2022		Fourth Quarter of 2021
	$ millions	Days	$ millions	Days
Accounts receivable, net (a)	$2,035	41	$2,089	37

+ Inventories (b)	$2,759	61	$2,210	51

- Accounts Payable and Other Accrued Liabilities (c)	$3,158	68	$2,684	65
= Cash Conversion Cycle (d)		34		23
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

Net Cash Used in Investing Activities

Net cash used in investing activities was $1,065 million for the nine months ended September 30, 2022 compared to net cash used in investing activities of $436 million in the same period in 2021. The decrease in net cash used in investing activities was primarily due to the payment of $625 million in the prior year period for the purchase of the remaining equity interest in Big River Steel and proceeds of $53 million in the current year period from government grants, partially offset by receipt of $627 million in the prior year period for the sale of Transtar and increased capital expenditures (discussed in more detail below) and lower proceeds from the sale of assets.

Capital expenditures for the nine months ended September 30, 2022, were $1,138 million, compared with $460 million in the same period in 2021. Flat-Rolled capital expenditures were $365 million which includes spending for the construction of a pig iron facility and hot strip mill upgrades at Gary Works, Keetac direct reduced (DR) grade pellet capability, as well as mining equipment and other infrastructure, environmental, and other strategic projects across the Flat-Rolled footprint. Mini Mill capital expenditures were $710 million and included $445 million for the new Big River 2 (BR2) 3 million ton per year facility being built in Osceola, Arkansas, as well as spending for the new continuous galvanizing line (CGL) and non-grain oriented electrical steel facility being built at the existing Big River Steel facility. USSE capital expenditures were $53 million and included spending for the blast furnace stoves, 5-stand control system upgrades, rail bridge upgrades and various other projects. Tubular capital expenditures were $10 million and included spending to support steelmaking, infrastructure, and environmental projects within the Tubular footprint.

Net Cash Used in Financing Activities

Net cash used in financing activities was $752 million for the nine months ended September 30, 2022 compared to net cash used in financing activities of $2,120 million in the same period last year. The period over period increase in cash from financing activities was primarily due to higher debt repayments made during the prior year and current year proceeds from government grants. These were partially offset by the cash received from common stock issuances in the prior year period and repurchases of common stock made in the current year period.

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

On September 6, 2022, we closed on an offering of $290 million aggregate principal amount of 5.450% Environmental Improvement Revenue Bonds due 2052 (2052 ADFA Green Bonds). We received net proceeds of approximately $287 million, which will be used to partially fund work related to our solid waste disposal facilities, including two electric arc furnaces (EAF) and other equipment facilities at BR2. We may from time to time seek to retire or repurchase our outstanding long-term debt through open market purchases, privately negotiated transactions, exchange transactions, redemptions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, and other factors and may be commenced or suspended at any time. The amounts involved may be material. In third quarter 2022, we redeemed approximately $225 million of our 2029 Senior Notes and $76 million of our 2037 Senior Notes. See Note 15 to the Condensed Consolidated Financial Statements for further details regarding U. S. Steel's debt.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed approximately $183 million of liquidity sources for financial assurance purposes as of September 30, 2022. Increases in certain of these commitments which use collateral are reflected within cash, cash equivalents and restricted cash on the Condensed Consolidated Statement of Cash Flows.

Share Repurchases

On July 25, 2022, following the completion of the previously authorized $800 million share repurchase programs, the Board of Directors authorized a new share repurchase program that allows for the repurchase of up to $500 million of its outstanding common stock from time to time in the open market or privately negotiated transactions at the discretion of management. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Common stock repurchased under our share repurchase programs totaled 31.6 million shares and approximately $699 million in the nine months ended September 30, 2022. See Note 22 to the Condensed Consolidated Financial Statements for further details.
Capital Requirements

U. S. Steel’s contractual commitments to acquire property, plant and equipment at September 30, 2022, totaled $2.297 billion.
Liquidity
The following table summarizes U. S. Steel’s liquidity as of September 30, 2022:

(Dollars in millions)
Cash and cash equivalents	$3,364
Amount available under Credit Facility Agreement	1,746
Amount available under Big River Steel - Revolving Line of Credit	350
Amount available under USSK Credit Agreement and USSK Credit Facility	297
Total estimated liquidity	$5,757

In the nine months ended September 30, 2022, we received $82 million in proceeds from government incentives for the construction of BR2, from the sale of tax credits under the State of Arkansas's Recycling Tax Credit program. The Company is contingently liable for certain repayment penalties if it fails to meet certain employment requirements. In addition, the Company received government grants totaling $53 million for the reimbursement of qualifying project costs related to the construction of BR2. This amount primarily consists of a $50 million grant from the State of Arkansas Quick Action Closing Fund. See Note 21 to the Condensed Consolidated Financial Statements for further details.

We finished the third quarter of 2022 with $3,364 million of cash and cash equivalents and $5,757 million of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of a prior election to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.

We expect that our estimated liquidity requirements will consist primarily of the remaining portion of our 2022 planned strategic and sustaining capital expenditures, working capital requirements, interest expense, and operating costs and employee benefits for our operations after taking into account the footprint actions and cost reductions at our plants and headquarters. Our available liquidity at September 30, 2022 consists principally of our cash and cash equivalents and available borrowings under the Credit Facility Agreement, Big River Steel ABL Facility, USSK Credit Agreement and the USSK Credit Facility. Management continues to evaluate market conditions in our industry and our global liquidity position, and may consider additional actions to further strengthen our balance sheet and optimize liquidity, including but not limited to the repayment or refinancing of outstanding debt and the incurrence of additional debt to opportunistically finance strategic projects. The Company may also return excess liquidity to shareholders through share repurchases and dividends from time to time if deemed appropriate by management.

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

EU Environmental Requirements and Slovak Operations
Phase IV of the EU Emissions Trading System (EU ETS) commenced on January 1, 2021, and will finish on December 31, 2030. The European Commission issued final approval of the updated 2021-2025 Slovak National Allocation table in February 2022. Subsequently, the Slovak Ministry of Environment allocated the full amount of 2022 free allowances totaling 6.3 million EUA to USSE in February and April 2022. As of September 30, 2022, we have pre-purchased approximately 1.8 million EUA totaling €118 million (approximately $115 million) to cover the expected 2022 and 2023 shortfall emission allowances.

The EU’s Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to comply with or go beyond BAT requirements were €138 million (approximately $135 million) over the actual program period. These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. USSK complied with these covenants as of September 30, 2022. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g., bank guarantee) to secure 50 percent of the EU funding received.

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

The Phase IV EU ETS period spans 2021-2030 and began on January 1, 2021.The Phase IV period is divided into two sub periods (2021-2025 and 2026-2030), rules for the first subperiod are finalized, however we expect that rules for the second subperiod may be more stringent than those for the first one. Once approved, the rules may impact subperiod 2026-2030. Currently, the overall EU target is a 40 percent reduction of 1990 emissions by 2030. Free allocation of CO2 allowances is based on reduced benchmark values which have been published in the first quarter of 2021 and historical levels of production from 2014-2018. Allocations to individual installations may be adjusted annually to reflect relevant increases and decreases in production. The threshold for adjustments is set at 15 percent and will be assessed on the basis of a rolling average of two precedent years. Production data verified by an external auditor shows that USSE rolling average for 2020-2021 returned to base limit for hot metal production resulting in increase of the free allocation for 2022 compared to 2021, however 2022 free allocation was still slightly reduced due to missing the 15 percent threshold for sinter and coke production. Additionally, lower production in 2019 through 2021 will have an impact on the future free allocation for 2026-2030, where the historical production average for years 2019-2023 will be assessed. Based on actual production data for 9 months of 2022, we believe that free allocation for hot metal will remain unchanged for 2023.

In order to achieve the EU political goal of carbon emissions neutrality by 2050, on July 14, 2021, the European Commission released a package of legislative proposals called Fit for 55. The proposals contain significant changes to current EU ETS functions and requirements, including: a new carbon border adjustment mechanism to impose carbon fees on EU imports, further reduction of free CO2 allowance allocation to heavy industry and measures to strengthen the supply of carbon allowances. Legislative process is being impacted by current Russia-Ukraine crises. The proposals are subject to the EU legislative process, and we cannot predict their future impact.

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
OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any new material off-balance sheet arrangements during the third quarter of 2022.

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

Antidumping duties (AD) and countervailing duties (CVD or antisubsidy duties) apply in addition to the Section 232 tariffs, quotas, TRQs and the EC’s safeguard, and AD/CVD orders may continue beyond the Section 232 action and the EC’s safeguard. U. S. Steel continues to actively defend and maintain the 58 U.S. AD/CVD orders and 14 EU AD/CVD orders covering U. S. Steel products in multiple proceedings before the DOC, U.S. International Trade Commission (ITC), CIT, CAFC, the EC and European courts, and the WTO.

In July 2022, the ITC voted to continue the AD/CVD orders on corrosion-resistant steel from China, India, Italy, South Korea and Taiwan and cold-rolled steel from China, India, Japan, South Korea, and the UK for another five years, but voted to revoke the AD/CVD orders on cold-rolled steel from Brazil. In October 2022, the ITC voted to continue the AD/CVD orders on hot-rolled steel from Australia, Japan, Korea, Netherlands, Russia, Turkey, and the United Kingdom for another five years, but voted to revoke the AD/CVD orders on hot-rolled steel from Brazil. Also, in October 2022, the ITC voted to impose new AD/CVD orders on imports of OCTG from Argentina, Mexico, Korea, and Russia.

In August 2022, the EC imposed definitive AD measures on imports of hot-dipped galvanized steel from Russia and Turkey and announced the continuation of AD measures on imports of cold-rolled steel from China and Russia for another five years. The EC is conducting five-year reviews of the AD/CVD orders on hot-rolled steel from five countries with a decision expected in 2023.

In April 2022, the United States suspended normal trade relations with Russia and Belarus, resulting in higher normal tariffs on imports from Russia and Belarus, including steel and raw materials. In June, President Biden announced additional tariff increases on certain products from Russia, including certain steel products and ferroalloys, effective August 1, 2022.

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

The United States and EU are currently negotiating a global sustainable steel arrangement to restore market-oriented conditions and address carbon intensity that is targeted for completion by the end of 2023.

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
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2022. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
GENERAL LITIGATION

On June 8, 2021, JSW Steel (USA) Inc. and JSW Steel USA Ohio, Inc. (collectively, JSW), U.S. based subsidiaries of Indian steelmaker JSW Steel, filed suit in the United States District Court for the Southern District of Texas against Nucor, U. S. Steel, AK Steel Holding Group and Cleveland-Cliffs (collectively, the JSW Defendants) alleging that the Defendants operated as a cartel and formed a conspiracy to boycott JSW from obtaining semi-finished steel slabs. JSW alleges that the JSW Defendants acted in violation of Section 1 of the Sherman Act and the Clayton Act (federal antitrust), and violation of the Texas Free Enterprise and Antitrust Act. JSW also alleges that the JSW Defendants formed a civil conspiracy in violation of Texas common law, and that the JSW Defendants tortiously interfered with JSW’s business relationships. The basis for JSW’s allegations relate to the JSW Defendants participation in the DOC's Section 232 process, including the JSW Defendants’ support of the enactment of the President’s Section 232 proclamation, statements made by the JSW Defendants after the enactment of Section 232, and the JSW Defendants’ participation in the Section 232 exclusion process. Plaintiffs seek monetary damages including $45 million for payment of Section 232 tariffs and unspecified amounts for financial penalties, termination fees and lost profits as well as other damages. U. S. Steel, along with the other JSW Defendants, filed a Motion to Dismiss the case on August 17, 2021. On February 17, 2022, the Court issued an opinion dismissing JSW’s antitrust complaint with prejudice. On March 16, 2022, JSW filed a notice of appeal with the United States Court of Appeals for the Fifth Circuit. JSW filed its appellate brief with the Fifth Circuit on June 8, 2022, and the JSW defendants filed their response briefs on August 8, 2022. JSW filed its reply brief on September 19, 2022. The Company is vigorously defending the matter.

On April 11, 2017, there was a process waste-water release at our Midwest Plant (Midwest) in Portage, Indiana, that impacted a water outfall that discharges to Burns Waterway near Lake Michigan. The Company has since implemented substantial operational, process and notification improvements at Midwest. In January of 2018, The Surfrider Foundation and the City of Chicago initiated suits in the Northern District of Indiana alleging Clean Water Act (CWA) and permit violations at Midwest. On April 2, 2018, the U.S. EPA and the State of Indiana initiated a separate action against the Company and lodged a Consent Decree negotiated between U. S. Steel and the relevant governmental agencies consisting of all material terms to resolve the CWA and National Pollutant Discharge Elimination System (NPDES) violations at Midwest. A public comment period for the Consent Decree ensued. The suits that the Surfrider Foundation and the City of Chicago filed are currently stayed. The Surfrider Foundation and the City of Chicago also filed motions, which were granted, to intervene in the Consent Decree case. The United States Department of Justice (the DOJ) filed a revised Consent Decree and a motion with the court to enter the Consent Decree as final on November 20, 2019. Surfrider Foundation, City of Chicago and other non-governmental organizations filed objections to the revised Consent Decree. The DOJ and U. S. Steel made filings in support of the revised Consent Decree. On August 31, 2021, the United States District Court for the Northern District of Indiana issued an Opinion and Order entering the Consent Decree. The Company filed a Motion to Lift the Stay in the citizen suits as well as Motions to Dismiss the suits on December 15, 2021. On March 31, 2022, the Court granted Company’s Motion to Lift the Stay in the citizen suits. On September 23, 2022, the Court entered an order and opinion granting U. S. Steel’s Motion to Dismiss the Surfrider and City of Chicago CWA claims with prejudice. The Court also declined to exercise supplemental jurisdiction over the City of Chicago’s negligence claim, dismissing it without prejudice and gave the City of Chicago 30 days to refile. The Company is vigorously defending the matter.

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

ENVIRONMENTAL PROCEEDINGS
The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of September 30, 2022, under federal and state environmental laws, and which U. S. Steel reasonably believes may result in monetary sanctions of at least $1 million (the threshold chosen by U. S. Steel as permitted by Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended). Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

As of September 30, 2022, U. S. Steel has received information requests or been identified as a PRP at a total of four CERCLA sites, three of which have liabilities that have not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at the other site will be over $5 million as described below.

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

Remediation contracts were issued by both USS and GLNPO for the first phase of the remedial work at the site during the fourth quarter of 2020. USS and GLNPO have completed the second phase of work at the site which extended through early 2022. The final phase of the remedial design has been defined and another amendment to the Project Agreement between U.S. Steel and GLNPO was executed in December 2021. Execution of this final phase is in progress and is expected to extend through 2023. USS' portion of additional, design, oversight costs, and implementation of all three phases of the preferred remedial alternative on the upland property and Estuary are currently estimated as of September 30, 2022 at approximately $37 million.

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

S. Steel to perform an RCRA Facility Investigation (RFI), a Corrective Measures Study and Corrective Measure Implementation. Evaluations are underway at six groundwater areas on the east side of the facility. A remedial groundwater treatment system has been operating at one of the six areas since 2021. An Interim Stabilization Measure work plan was recently approved by the U.S. EPA for a second area and a contractor has begun installation of the remedial system. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $31 million as of September 30, 2022, based on our current estimate of known remaining costs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality. Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel had determined the most effective means to address the remaining impacted material was to manage those materials in a previously approved on-site Corrective Action Management Unit (the CAMU). U. S. Steel awarded a contract for the implementation of the CAMU during the fourth quarter of 2018. Construction, waste stabilization and placement, along with closure of the CAMU, were substantially completed in the fourth quarter of 2020. Work at the site is now primarily focused on groundwater. U. S. Steel has an accrued liability of approximately $19 million as of September 30, 2022 for our estimated share of the remaining costs of remediation at the site.

USS-UPI LLC

In February 2020, U. S. Steel purchased the remaining 50 percent interest in USS-POSCO Industries, a former joint venture that is located in Pittsburg, California between subsidiaries of U. S. Steel and POSCO, now known as USS-UPI, LLC. Prior to formation of the joint venture, UPI's facilities were previously owned and operated solely by U. S. Steel, which assumed responsibility for the existing environmental conditions. U. S. Steel continues to monitor the impacts of the remedial plan implemented in 2016 to address groundwater impacts from trichloroethylene at SWMU 4. Evaluations continue for the SWMUs, known as the Northern Boundary Group, and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As such, there has been no material change in the status of the project during the nine months ended September 30, 2022. As of September 30, 2022, approximately $1 million has been accrued for ongoing environmental studies, investigations and remedy monitoring. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, the U.S EPA and the DOJ and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) in December 1997. In accordance with the consent decree, U. S. Steel initiated an RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management, with the approval of the U.S. EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. While work continues on different aspects of the program, there has been no material change in the status of the project during the nine months ended September 30, 2022. In total, the accrued liability for remaining work under the Corrective Action Program, was approximately $391,000 as of September 30, 2022. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Cherryvale (KS) Zinc

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation of the site proper was essentially completed in 2007. The Consent Order was amended on May 3, 2013 to require investigation (but not remediation) of potential contamination beyond the boundary of the former zinc smelting operation. On November 22, 2016, KDHE approved a State Cooperative Final Agency Decision Statement that identified the remedy selected to address potential contamination beyond the boundary of the former zinc smelting site. The Removal Action Design Plan was approved during the second quarter of 2018. The Waste Deposition Area design and the Interim Risk Management Plan (which includes institutional controls) were approved by KDHE during the fourth quarter of 2018. An amended consent order for remediation was signed in May 2019 and a remediation contract was executed in June 2019. Remediation work is now underway and is projected to continue through 2022. U. S. Steel has an accrued liability of approximately $1.3 million as of September 30, 2022 for our estimated share of the cost of remediation.

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
S. Steel provided comments to the EPA on the proposed FIP. On September 30, 2022, the EPA Administrator signed a final FIP that is substantially the same as the propose FIP, imposing limits on U. S. Steel and EES Coke sources. Based upon a preliminary review of the FIP, the impacts to the Company are not anticipated to be material.

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

Mon Valley Works

On November 9, 2017, the U.S. EPA Region III and ACHD jointly issued a Notice of Violation (NOV) regarding the Company’s Edgar Thomson facility in Braddock, Pennsylvania. In addition, on November 20, 2017, ACHD issued a separate, but related, NOV to the Company regarding the Edgar Thomson facility. In the NOVs, based upon their inspections and review of documents collected, the agencies allege that the Company has violated the CAA by exceeding the allowable visible emission standards from certain operations during isolated events. In addition, the agencies allege that the Company has violated certain maintenance, reporting, and recordkeeping requirements. U. S. Steel met with the U.S. EPA Region III and ACHD several times. On May 17, 2022, the DOJ, EPA Region III and the ACHD filed a Complaint in the United States District Court for the Western District of Pennsylvania and lodged a proposed Consent Decree negotiated in good faith between U. S. Steel, DOJ, EPA Region III, and ACHD that will resolve this matter. If the Consent Decree is approved by the Court, U. S. Steel will pay a civil penalty of up to $1,500,000, subject to partial offset by funding a Supplemental Environmental Project, and implement various forms of injunctive relief. The public comment period for the Consent Decree has passed, and U. S. Steel awaits the DOJ’s Motion to Enter the Consent Decree as Final.

On December 24, 2018, U. S. Steel's Clairton Plant experienced a fire, affecting portions of the facility involved in desulfurization of the coke oven gas generated during the coking process. With the desulfurization process out of operation as a result of the fire, U. S. Steel was not able to certify compliance with Clairton Plant’s Title V permit levels for sulfur emissions. U. S. Steel promptly notified ACHD, which has regulatory jurisdiction for the Title V permit, and updated the ACHD regularly on efforts to mitigate any potential environmental impacts until the desulfurization process was returned to normal operations. Of the approximately 2,400 hours between the date of the fire and April 4, 2019, when the Company resumed desulfurization, there were ten intermittent hours where average SO2 emissions exceeded the hourly NAAQS for SO2 at the Allegheny County regional air quality monitors located in Liberty and North Braddock boroughs, which are near U. S. Steel's Mon Valley Works facilities. On February 13, 2019, PennEnvironment and Clean Air Council, both environmental, non-governmental organizations, sent U. S. Steel a 60-day notice of intent to sue letter pursuant to the CAA. The letter alleged Title V permit violations at the Clairton, Irvin, and Edgar Thomson facilities as a result of the December 24, 2018 Clairton Plant fire. The 60-day notice letter also alleged that the violations caused adverse public health and welfare impacts to the communities surrounding the Clairton, Irvin, and Edgar Thomson facilities. PennEnvironment and Clean Air Council subsequently filed a Complaint in Federal Court in the Western District of Pennsylvania on April 29, 2019 to which U. S. Steel has responded. On May 3, 2019, ACHD filed a motion to intervene in the lawsuit which was granted by the Court. On June 25, 2019, ACHD filed its Complaint in Intervention, seeking injunctive relief and civil penalties regarding the alleged Permit violations following the December 24, 2018 fire. Fact and Expert discovery has been completed, and pre-trial motion briefing has been submitted to the court. The court heard oral arguments on the motions including the Plaintiffs’ Motions for Summary Judgment and on March 31, 2022, the Court denied all pre-trial motions. Trial in this matter is currently scheduled to begin on April 26, 2023. The Company will continue to vigorously defend against the matter.

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

On March 7, 2022, the Company received an enforcement order from the Allegheny County Health Department (ACHD) that includes a civil penalty demand for $1,842,539. In the Order, the ACHD alleges that the Company’s Clairton plant is solely and entirely culpable for 153 alleged exceedances of the Pennsylvania hydrogen sulfide ambient air standard that are reported to have occurred during January 1, 2020 through March 1, 2022. The Company disagrees with the bases for the demand. On April 5, 2022, the Company appealed the Order and is vigorously defending the matter. On September 1, 2022, after conferring with ACHD and the Company, the ACHD Hearing Officer issued an order requiring discovery to be completed by June 1, 2023 with a hearing date of September 18, 2023.

On March 24, 2022, the Company received an enforcement order from the Allegheny County Health Department (ACHD) that includes a civil penalty demand for $4,570,500 for alleged air permit violations occurring between January 1, 2020 through March 15, 2022 regarding the Company’s Clairton plant’s coke oven pushing emission control systems. The Company disagrees with the bases for the demand and has appealed the Order. On September 1, 2022, after conferring with ACHD and the Company, the ACHD Hearing Officer issued an order requiring discovery to be completed by June 1, 2023 with a hearing date of September 25, 2023.

Water Related Matters

On April 11, 2017, there was a process waste-water release at our Midwest Plant (Midwest) in Portage, Indiana, that impacted a water outfall that discharges to Burns Waterway near Lake Michigan. The Company has since implemented substantial operational, process and notification improvements at Midwest. On April 2, 2018, the U.S. EPA and the State of Indiana initiated an action and lodged a Consent Decree negotiated between U. S. Steel and the relevant governmental agencies consisting of all material terms to resolve the CWA and National Pollutant Discharge Elimination System (NPDES) violations at the Midwest Plant. While the Consent Decree was being negotiated, in January of 2018, The Surfrider Foundation and the City of Chicago initiated citizen suits in the Northern District of Indiana alleging Clean Water Act (CWA) and permit violations at Midwest. The citizen suits were stayed pending resolution and entry of the Consent Decree, and both the Surfriders Foundation and the City of Chicago intervened in the Consent Decree action. On August 31, 2021, the United States District Court for the Northern District of Indiana issued an Opinion and Order entering the Consent Decree. The Company filed a Motion to Lift the Stay in the citizen suits as well as Motions to Dismiss the citizen suits on December 15, 2021. On March 31, 2022, the Court granted Company’s Motion to Lift the Stay in the citizen suits. On September 23, 2022, the Court entered an order and opinion granting U. S. Steel’s Motion to Dismiss the Surfrider and City of Chicago CWA claims with prejudice. The Court also declined to exercise supplemental jurisdiction over the City of Chicago’s negligence claim, dismissing it without prejudice and gave the City of Chicago 30 days to refile. The Company is vigorously defending the matter.

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

Item 2.	PURCHASES OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASERS
Share repurchase activity under the Company's share repurchase program during the three months ended September 30, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs in effect at September 30, 2022 (a)
July 1 - 31, 2022	6,970,253	$18.22	6,970,253	$501,000,700
August 1 - 31, 2022	—	$—	—	$501,000,700
September 1 - 30, 2022	2,158,392	$23.17	2,158,392	$451,000,800
Quarter ended September 30, 2022	9,128,645	$19.39	9,128,645	$451,000,800
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

10.1
Loan Agreement between Arkansas Development Finance Authority and each of United States Steel Corporation and Exploratory Ventures, LLC relating to $290,000,000 Arkansas Development Finance Authority Environmental Improvement Revenue Bonds, Series 2022 (United States Steel Corporation Project) (Green Bonds), dated as of September 1, 2022.

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

101
The following financial information from United States Steel Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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

October 28, 2022
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.