Form 10-K
period 2022-12-31
UNITED STATES STEEL CORP
filed 2023-02-03
CIK 1163302

        2022
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes   ☑   No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
Aggregate market value of Common Stock held by non-affiliates as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter): $4.3 billion. The amount shown is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.
There were 226,603,781 shares of United States Steel Corporation Common Stock outstanding as of January 30, 2023.
Documents Incorporated By Reference:
    Portions of the Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated into Part III.

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections. Generally, we have identified such forward-looking statements by using the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “target,” “forecast,” “aim,” “should,” "plan," "goal," "future," “will,” "may" and similar expressions or by using future dates in connection with any discussion of, among other things, the construction or operation of new or existing facilities or operating capabilities, the timing, size and form of share repurchase transactions, operating or financial performance, trends, events or developments that we expect or anticipate will occur in the future, statements relating to volume changes, share of sales and earnings per share changes, anticipated cost savings, potential capital and operational cash improvements, changes in the global economic environment, including supply and demand conditions, inflation, interest rates, supply chain disruptions and changes in prices for our products, international trade duties and other aspects of international trade policy, statements regarding our future strategies, products and innovations, statements regarding our greenhouse gas emissions reduction goals, statements regarding existing or new regulations and statements expressing general views about future operating results. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts, but instead represent only the Company’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as of the time made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to the risks and uncertainties described in this report in “Item 1A. Risk Factors” and those described from time to time in our future reports filed with the Securities and Exchange Commission.

References in this Annual Report on Form 10-K to (i) "U. S. Steel," "the Company," "we," "us" and "our" refer to United States Steel Corporation and its consolidated subsidiaries unless otherwise indicated by the context, (ii) "Big River Steel" refers to Big River Steel Holdings LLC and its direct and indirect subsidiaries unless otherwise indicated by the context and (iii) "Transtar" refers to Transtar LLC and its direct and indirect subsidiaries unless otherwise indicated by the context.

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

PART I

Item 1. BUSINESS

United States Steel Corporation, with operations in the United States of America (U.S.) and Central Europe, is transforming itself into a customer-centric, world-competitive, Best for All® steelmaker by investing in the competitive advantages that differentiate us in our customers' eyes. We are executing on our strategy by investing where we have distinct cost and capability advantages so that we are a superior steel solutions provider for our customers. By offering the new steels that our customers are increasingly demanding, we aim to achieve world-competitive positioning in strategic, high-margin end markets and deliver high-quality, value-added products and innovative solutions utilizing a lower carbon footprint than previously available through our traditional integrated steelmaking model.

During 2022, U. S. Steel had annual raw steel production capability of 22.4 million net tons (17.4 million tons in North America and 5.0 million tons in Europe). U. S. Steel performs a wide range of applied research, development and technical support functions at facilities in Pennsylvania, Michigan, Texas and Slovakia. U. S. Steel supplies customers throughout the world primarily in the automotive, construction, consumer (packaging and appliance), electrical, industrial equipment, service center/distribution, structural tubing and energy (oil country tubular goods (OCTG) and line pipe) markets. According to the worldsteel Association’s latest published statistics, U. S. Steel is the second largest U.S. based steel producer and the twenty-fourth largest steel producer in the world. U. S. Steel is a Delaware corporation established in 1901.

Segments

U. S. Steel has four reportable segments: North American Flat-Rolled (Flat-Rolled), Mini Mill, U. S. Steel Europe (USSE) and Tubular Products (Tubular). The Mini Mill segment reflects the full ownership of Big River Steel after January 15, 2021, when U. S. Steel purchased the remaining equity interest in Big River Steel that it did not previously own, and a second mini mill currently under construction in Osceola, Arkansas. Prior to the acquisition, the minority interest equity earnings of Big River Steel were included in the Other category. The Tubular segment includes the electric arc furnace at our Fairfield Tubular Operations in Fairfield, Alabama. The Other category includes results of our real estate business, the previously held equity method investment in Big River Steel, and our former Transtar business. On July 28, 2021, the Company sold 100% of the equity interests in Transtar, its short-line railroad business.

Flat-Rolled

The Flat-Rolled segment includes the operating results of U. S. Steel’s integrated steel plants and equity investees in North America involved in the production of slabs, strip mill plates, sheets and tin mill products, as well as all iron ore and coke production facilities in the United States. These operations primarily serve North American customers in the automotive, appliance, construction, container, pipe and tube, sheet converter, industrial equipment and service center markets.

During 2022, Flat-Rolled had aggregate annual raw steel production capability of 13.2 million tons at our Gary Works, Mon Valley Works, and Granite City Works facilities. In December 2021, U. S. Steel permanently idled the steelmaking operations at Great Lakes Works which reduced the Company's overall annual raw steel production capability by 3.8 million net tons. Raw steel production was 8.8 million tons in 2022, 9.9 million tons in 2021 and 9.3 million tons in 2020. Raw steel production averaged 67 percent of capability in 2022, 58 percent of capability in 2021 and 55 percent of capability in 2020.

Mini Mill

The Mini Mill segment includes the operating results of U. S. Steel's Big River Steel facility in North America and a second mini mill currently under construction in Osceola, Arkansas. The Mini Mill segment produces hot-rolled, cold-rolled and coated sheets and electrical steels. This operation primarily serves North American customers in the automotive, appliance, construction, container, pipe and tube, sheet converter, electrical, industrial equipment and service center markets.

Mini Mill has aggregate annual raw steel production capability of 3.3 million tons at our Big River Steel facility. Raw steel production was 2.7 million tons in 2022 and 2.7 million tons in 2021. Raw steel production averaged 80 percent of capability in 2022 and 81 percent of capability in 2021.

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

USSE has annual raw steel production capability of 5.0 million tons. USSE’s raw steel production was 3.8 million tons in 2022, 4.9 million tons in 2021 and 3.4 million tons in 2020. USSE’s raw steel production averaged 77 percent of capability in 2022, 99 percent of capability in 2021 and 67 percent of capability in 2020.

Tubular

The Tubular segment includes the operating results of U. S. Steel’s tubular production facilities and an equity investee in the United States. These operations can produce and sell rounds, seamless and electric resistance welded (ERW) steel casing and tubing (commonly known as OCTG), and standard and line pipe and mechanical tubing and primarily serve customers in the oil, gas and petrochemical markets. The Tubular segment has annual raw steel production capability of 900 thousand tons. Raw steel production was 634 thousand tons in 2022, 464 thousand tons in 2021 and 16 thousand tons in 2020. Raw steel production averaged 70 percent of capability in 2022, 52 percent of capability in 2021 and 7 percent of capability in 2020. Tubular has total production capability of 1.9 million tons. In 2020, Tubular indefinitely idled the Lone Star Tubular Operations and Lorain Tubular Operations thereby effectively reducing on-line tubular production capacity by 790 thousand and 380 thousand tons, respectively. U. S. Steel Tubular Products LLC (USSTP), a wholly owned subsidiary of U. S. Steel, continues to design and develop a range of premium and semi-premium connections to address our customers' needs.

For further information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to the Consolidated Financial Statements.

Steel Shipments by Market and Segment

The following table, except as noted in Footnote 1 below, does not include shipments to end customers by joint ventures and other equity investees of U. S. Steel. Shipments of materials to these entities are included in the “Further Conversion – Joint Ventures” market classification. No single customer accounted for more than 10 percent of gross annual revenue for the three consecutive years ended December 31, 2022.

(Thousands of Tons)	Flat-Rolled	Mini Mill	USSE	Tubular	Total
Major Market – 2022
Steel Service Centers	1,128	1,080	839	—	3,047
Further Conversion – Trade Customers	2,163	772	289	—	3,224
– Joint Ventures (1)	256	—	—	—	256
Transportation and Automotive (1)	2,611	20	619	—	3,250
Construction and Construction Products	922	310	1,052	30	2,314
Containers and Packaging	693	13	423	—	1,129
Appliances and Electrical Equipment	416	93	225	—	734
Oil, Gas and Petrochemicals	—	—	3	494	497
All Other	183	—	309	—	492
TOTAL	8,372	2,288	3,759	524	14,943
Major Market – 2021
Steel Service Centers	1,539	1,121	995	—	3,655
Further Conversion – Trade Customers	1,701	684	314	—	2,699
– Joint Ventures (1)	490	—	—	—	490
Transportation and Automotive (1)	2,355	17	590	—	2,962
Construction and Construction Products	1,224	282	1,346	18	2,870
Containers and Packaging	942	17	449	—	1,408
Appliances and Electrical Equipment	570	109	266	—	945
Oil, Gas and Petrochemicals	—	—	8	426	434
All Other	197	—	334	—	531
TOTAL	9,018	2,230	4,302	444	15,994
Major Market – 2020
Steel Service Centers	1,450	—	690	—	2,140
Further Conversion – Trade Customers	2,063	—	202	—	2,265
– Joint Ventures (1)	415	—	—	—	415
Transportation and Automotive (1)	2,012	—	517	—	2,529
Construction and Construction Products	1,261	—	775	34	2,070
Containers and Packaging	913	—	435	—	1,348
Appliances and Electrical Equipment	497	—	194	—	691
Oil, Gas and Petrochemicals	—	—	5	430	435
All Other	100	—	223	—	323
TOTAL	8,711	—	3,041	464	12,216
(1) PRO-TEC automotive substrate shipments are included in the Transportation and Automotive category.

Steel Industry Background and Competition

The global steel industry is cyclical, highly competitive and has historically been characterized by global overcapacity.

U. S. Steel's competitive position may be affected by, among other things, differences among U. S. Steel's and its competitors' cost structure, labor costs, environmental remediation and compliance costs, global capacity, achievement of innovations in new technologies and sustainable products and the existence and magnitude of government support.

U. S. Steel competes with many North American and international steel producers. Competitors include 1) integrated producers, which use iron ore and coke as the primary raw materials for steel production, 2) Electric Arc Furnace (EAF) producers, which primarily use steel scrap and other iron-bearing feedstocks as raw materials and 3) slab re-rollers, who purchase mostly imported, but some domestic, semi-finished products and convert them into sheet products. In addition, other materials, such as aluminum, plastics and composites, compete with steel in several applications. According to worldsteel Association, global steel production in 2022 declined compared to 2021, decreasing by 4 percent, or approximately 80 million metric tons, to 1.88 billion metric tons. Steel production generally decreased across the world, with the global decline primarily being driven by the top five steel producing countries and Ukraine, which collectively represents approximately 60 percent of the total global decline. Among the top five steel producing countries, production decreased in China by 22 million metric tons, or 2 percent; Japan by 7 million metric tons, or 7 percent; the U.S. by 5 million metric tons, or 6 percent; and Russia by 6 million metric tons, or 7 percent. These declines were partially offset however by India, which increased crude steel production by 7 million metric tons, or 5 percent, from 2021. Steel production in Ukraine decreased by 15 million metric tons, or 71 percent, from 2021 as a result of the Russian invasion and the impact of the ongoing conflict. The top five steel producing countries accounted for 73 percent of the world's steel production in 2022.

See "International Trade" below for a discussion of global overcapacity and the Company's efforts to mitigate the competitive impact.

EAF producers typically require lower capital expenditures for construction and operation of facilities and may have lower total employment costs. Some EAF producers utilize thin slab casting technology to produce flat-rolled products and are increasingly able to compete directly with integrated producers in many flat-rolled product applications previously produced only by integrated steelmakers. Slab re-rollers do not incur the cost of melting steel; their input costs are largely driven by the market price of slabs.

U. S. Steel provides defined benefit pension and/or other post-employment benefits to approximately 65,000 current employees, retirees and their beneficiaries. Many of our competitors do not have comparable retiree obligations. Participation in U. S. Steel's main defined benefit pension plan was closed to new entrants on July 1, 2003 and benefit accruals for all non-represented participants were frozen effective December 31, 2015. Participation in U. S. Steel’s retiree medical and life insurance programs for United Steelworkers (USW)-represented employees were closed to employees hired or rehired (except in limited circumstances) on or after January 1, 2016. For non-represented employees, retiree medical benefits were eliminated December 31, 2017, and retiree life insurance benefits for non-represented employees were eliminated for those who retired after December 31, 2017.

We believe that our major North American and many European integrated steel competitors are confronted with substantially similar environmental regulatory conditions and therefore do not believe that our relative position with regard to such competitors will be materially affected by the impact of environmental laws and regulations. However, if future regulations do not recognize that the integrated steel process involves a series of chemical reactions involving carbon that create carbon dioxide (CO2) emissions without linking these emissions to steel scrap as well, the competitive position of our integrated operations will be adversely impacted compared to mini mills. Our competitive position compared to producers in developing nations such as China, Russia, Brazil and India will be harmed unless such nations require commensurate reductions in CO2 emissions or there are policies to adjust for the carbon emissions disparities. Competing materials such as plastics may not be similarly impacted. The specific impact on each competitor will vary depending on a number of factors, including the age and location of its operating facilities and its production methods. U. S. Steel is also responsible for remediation costs related to former and present operating locations and disposal of environmentally sensitive materials. Many of our competitors, including North American producers, or their successors, that have been the subject of bankruptcy relief have no or substantially lower liabilities for such environmental remediation matters.

In 2023, we expect additional steelmaking capacity will enter the domestic steel market as competitors' growth projects come on-line or ramp up to full production in North America throughout the year.

Business Strategy

We are executing on our customer-centric Best for All® strategy to provide customers with profitable steel solutions for people and planet. Our strategy is focused on developing quality products and customer process solutions by investing where we have distinct cost or capability competitive advantages. We are expanding our competitive advantages in low-cost iron ore, mini mill steelmaking, and best-in-class finishing assets with innovative solutions and commercial acumen. These competitive advantages are built on a foundation of research, innovation and deep customer relationships. In executing our strategy, we aim to enhance our earnings profile, deliver long-term cash flow through industry cycles and reduce our cost, capital, and carbon intensity. By offering the product capabilities, including the more sustainable steels (steels made with lower greenhouse gas emissions) our customers are increasingly demanding, we can achieve more competitive positioning in strategic, high-margin end markets, and deliver high-quality, sustainable, value-added products and innovative solutions.

Our strategy is informed by our critical success factors, which are the bedrock of the Best for All® strategy: (1) Win in Strategic Markets; (2) Move Up the Talent Curve; and (3) Move Down the Cost Curve. We are enhancing our competitive advantage in low-cost iron ore by expanding this advantage to serve our growing fleet of EAF producers (EAFs). We are currently investing in pig iron capability to enhance the efficiencies of our blast furnace operations as well as reduce the cost structure and reduce the global supply chain risk of our EAFs by increasingly feeding them with internally-produced pig iron. In the future, we may plan to further expand our low-cost iron ore advantage by incorporating in direct reduced iron (DRI) or hot briquetted iron (HBI) capabilities into our internal supply chain. We recently took an important step in this direction by investing in direct reduced (DR)-grade pellet capabilities to produce the feedstock for a potential future investment in DRI/HBI. We are also investing in new technologies to improve our cost position and increase our capabilities, including our mini mill steelmaking and best-in-class finishing capabilities. We will focus on strategic markets, where there is the greatest opportunity to provide differentiated, innovative and value-added solutions that will help our customers succeed. We know that to accomplish our objectives, we also need to continue to move up the talent curve. We are investing in our employees and providing the training and resources they need to succeed. This will help us reinforce a culture of caring, where accountability, fairness and respect are foundational, and high performance and inclusion in all its forms are valued and celebrated. See "Human Capital Management" below for additional information on our talent attraction, development, and retention initiatives.

U. S. Steel will continue to evaluate potential strategic and organizational opportunities, which may include the acquisition, divestiture or consolidation of assets. Given the cyclicality of our industry, we are focused on strategically deploying our capital, in-line with our capital allocation framework, in order to invest in areas consistent with the execution of our Best for All strategy and are considering various possibilities, including exiting lines of business and the sale of certain assets, that we believe would ultimately result in greater stockholder value. The Company will pursue opportunities based on its long-term strategy that is aligned with what is in the best interests of the Company's stockholders.

Strategic Projects, Technology Investments and Operating Configuration Adjustments
Throughout 2022, the Company continued to advance its Best for All strategy. On January 11, 2022, the Company announced Osceola, Arkansas as the site of a new sustainable and technologically advanced steel mill. The planned mini mill is expected to have about 3 million tons per year of steelmaking capability, and will combine two state-of-the-art EAFs with differentiated steelmaking and finishing technology, including endless casting and rolling equipment and a planned advanced high-strength steel (AHSS) finishing line. The Company is working with the same technical advisors and engineers who were instrumental in the successful construction of the adjacent Big River Steel facilities. Upon completion, we expect that this project will apply to become LEED® certified. We believe that the continued adoption of mini mill technology will expand our ability to produce the next generation of proprietary sustainable steel solutions, including AHSS. The project is expected to be completed in 2024.

In the second quarter 2022, the Company began the construction of a pig iron caster at our Gary Works facility. The approximately $60 million capital investment will produce up to 500,000 tons of pig iron annually and provide a critical raw material input for the Company's EAFs. The Gary Works pig iron project is expected to provide nearly 50 percent of Big River Steel’s ore-based metallics needs and deliver an internal rate of return in excess of 30 percent. Pig iron production at Gary Works and shipments to Big River Steel began in the fourth quarter 2022.

In the third quarter 2022, the Company began construction of a DR grade pellet facility at its Keetac ore operations. The approximately $150 million investment is expected to be operational in 2024. In addition to producing DR-grade pellets to ultimately feed EAFs with DRI or HBI, the production facility will maintain flexibility to continue producing blast furnace grade pellets. Upon completion, the Company could also sell the DR-grade pellets to third-party DRI or HBI producers. The DR-grade pellets produced will be a new product line for U. S. Steel.

In August 2021, the Company commenced construction on a non-grain oriented (NGO) electrical steel line at Big River Steel. The Company expects this $450 million investment to make Big River Steel a leader in NGO electrical steels by delivering product capabilities in this growing market. The 200 thousand ton NGO electrical steel line is expected to deliver first coil in September 2023 and be available to meet the growing electric vehicle demand expected in North America over the coming years.

In the third quarter 2021, the Company also began construction on a 325 thousand ton galvanize/Galvalume® line at Big River Steel. This $280 million investment is expected to grow the Company’s best-in-class finishing capabilities, by expanding the

Company’s presence in value-added construction applications and enhancing Big River Steel’s product mix. This finishing line is expected to begin production in second quarter 2024.

As the Company advances and expands its mini mill capability, it seeks to become better, not bigger and will adjust its footprint accordingly by re-evaluating cost and capability advantages within its evolving footprint. In December 2021 and June 2022, the Company permanently idled the steelmaking and ironmaking operations, respectively, at its Great Lakes Works facility. In addition, in March 2022, the Company permanently idled the finishing facilities at its East Chicago Tin operations, which had been idled on an indefinite basis during 2019. The coil finishing process at Great Lakes Works continues to operate and remains a component of the Company's operating plans. In December 2022, we the Company indefinitely idled the majority of tin operations at our Gary Works facility.

Commercial Strategy

Our commercial strategy is focused on providing customer-centric solutions with differentiated and value-added steel products, which includes advanced high strength steels such as our newer grades of generation 3 (GEN3) steel, coated sheets for the automotive and appliance industries, electrical steel sheets for the manufacture of motors and electrical equipment, both bare and prepainted galvanized and Galvalume® sheets for construction, heavy gauge hot rolled coils used in the production of construction and agricultural-related heavy machinery as well as skelp for line pipe used for energy transmission as well as extraction, tin mill products for the packaging industry and OCTG pipe, connections, accessories and rig site services for use in drilling for oil and gas. In addition, our portfolio of customers serves a variety of different traditional and emerging industries meeting the needs of numerous markets.

U. S. Steel is committed to leveraging our Best for All strategy to develop and commercialize our low-carbon footprint and advanced high-strength steels for our current and future customers. Over the next five years, U. S. Steel plans to develop and commercialize numerous differentiated grades of low-carbon footprint, high rate of recycled-content steels, providing compelling new options for customers in automotive, appliance, industrial equipment, construction, renewable energy and other markets to enhance the sustainability of their products. For example, in April 2021, we announced a new sustainable steel product line, verdeXTM, which is made with up to 90% recycled steel content and a reduced carbon footprint - as much as 70-80% smaller than traditional integrated steelmaking methods. After launching our verdeXTM brand of sustainable steel products in 2021, we worked closely with customers on their own sustainability goals. In 2022, we reached agreements with multiple customers on the sale of verdeXTM products moving forward in industries such as automotive, construction, and distribution, setting the stage for increased sales of verdeXTM in these and other industries in 2023 and beyond. In addition, we continue to work with customers in numerous industries to help them implement AHSS solutions in the products they manufacture. While the automotive industry has been most active in the application of these products in new vehicle platforms, and it continues to accelerate the deployment of AHSS solutions in new vehicle launches, U. S. Steel is successfully introducing AHSS in other industries as well. Our collaboration with Greenbrier and Norfolk-Southern generated new AHSS sales into the railcar market in 2022, and we also commenced new projects in other industries such as appliance, construction, and in the renewable energy sector to create stronger, lightweight, cost-effective AHSS applications.

We are responsive to our customers' changing needs by developing new steel products and uses for steel that meet their evolving markets and regulatory demands. We have research centers in Munhall, Pennsylvania, Košice, Slovakia, and Houston, Texas, as well as a technology center in Troy, Michigan. The focus of these centers is to engineer new products and to co-create innovative solutions that meet our customers' toughest challenges to reduce carbon emissions, increase strength, improve longevity and serve the needs of their customers. In the fourth quarter 2022, we continued to invest in our talent by hiring a Chief Technology Officer to provide overall enterprise leadership, focusing on driving innovation and product development, as well as enhancing our manufacturing capability.

For automotive customers leveraging advanced high strength steels, we commissioned a first of its kind GEN3 hot dipped galvanize line at our PRO-TEC Coating Company (PRO-TEC) joint venture in 2020, and have embedded application engineers at original equipment manufacturers (OEMs) to demonstrate how to best utilize the high strength, highly formable, cost effective material in body design to meet passenger safety requirements while significantly reducing weight to meet future vehicle fuel efficiency standards.

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

Commercial Sales of Product

U. S. Steel characterizes sales as contract sales if sold pursuant to an agreement with a defined volume and pricing and a duration of longer than three months, and as spot if sold without a defined volume and pricing agreement, typically three months or less. In 2022, approximately 76 percent, 61 percent, 48 percent and 78 percent of sales by Flat-Rolled, Mini Mill, USSE and Tubular, respectively, were contract sales. Some contract pricing agreements include fixed prices while others are adjusted periodically based upon published prices of steel products or cost components.

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

Our focus on people extends to our current and future employees. We aim to have an engaged and diverse workforce to promote new ideas and innovation, reflect the communities where we operate, and deliver exceptional customer service. We seek to build an inclusive environment where people feel free to bring their professional selves to work. To achieve the Best for All strategy, we must have the “Best from All.”

Active Employees as of December 31, 2022
North America	14,487
Slovakia	8,253
Total	22,740

Ethics & Compliance

Our culture is based on our S.T.E.E.L. Principles: Safety First; Trust and Respect; Environmental Stewardship; Excellence and Accountability; and Lawful and Ethical Conduct. We expect our employees and members of our board of directors to take personal responsibility to “do what’s right,” and our Code of Ethical Business Conduct serves as the foundation for the actions of our employees and directors. To further ensure that employees understand the Company’s expectations and all applicable rules, we provide annual formal ethics and compliance training to our employees and have frequent communications with information about key compliance topics, which include messages from senior management underscoring the importance of doing business with integrity. Employees also receive summaries of current events that demonstrate the need to do business lawfully and ethically that include reminders of the company’s expectations for all employees. In addition, through our annual policy certification process, employees of USSK, non-represented employees in the United States, and members of our board of directors certify their ongoing compliance with our Code of Ethical Business Conduct.

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

Our objective is to attain a sustainable zero harm culture supported by leadership and owned by an engaged and highly skilled workforce, empowered with the capabilities and resources needed to assess, reduce and eliminate workplace risks and hazards. In support of these objectives, we have developed an enhanced Safety Management System, initiated new safety communication methods and enhanced contractor safety processes. One of our most important safety protocols is our fatality prevention audit program. These proactive assessments of the processes and protocols we have in place, and adherence to them, to avoid fatalities and severe injuries are conducted annually at the enterprise level and more frequently at each of our facilities. We assess our safety performance through a variety of lagging and leading indicators, including OSHA Days Away From Work (DAFW). This measurement allows us to evaluate the frequency of injuries sustained at our facilities requiring an employee to stay at home for more than one day. U. S. Steel has achieved record-safety performance in this measurement in the last several years, routinely achieving performance better than industry benchmarks.

For 2022, we had a corporate DAFW rate of 0.05, which is 18 times better than the U.S. Bureau of Labor Statistics' Iron and Steel benchmark DAFW rate of 0.90.

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

Talent Attraction, Development and Retention

We believe that attraction, development and retention of talent is essential to our success, especially in today’s competitive labor market. We offer internship programs, partner with universities, community colleges and technical schools, and collaborate with community employment centers and economic development nonprofit organizations to build strong and diverse internal and external sources of potential employees and opportunities for our existing employee's growth and development.

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

Labor Relations

Approximately 80% of our employees in North America and Slovakia are covered by collective bargaining agreements. We work closely with union representatives to provide safe and productive workplaces that enable our employees to deliver high-quality products and meet the needs of our customers. Our relationship with the United Steelworkers (USW) includes not only a commitment to safety programs, but also a common approach to combating the unfairly traded imports that threaten our industry, our company and ultimately the jobs of our employees.

Certain hourly employees of U. S. Steel’s flat-rolled, tubular, cokemaking and iron ore operations in the United States are covered by collective bargaining agreements with the USW entered into effective September 1, 2022, (the 2022 Labor Agreements) that expire on September 1, 2026. The 2022 Labor Agreements include a signing bonus for each eligible USW-represented employee and annual 5% wage increases effective September 1, 2022, 2023, 2024 and 2025. The 2022 Labor Agreements also provide for certain increases to pension and retirement benefits, including increases in our defined benefit pension plan, retiree healthcare contributions, and to the contribution rate to the Steelworkers Pension Trust from $3.50 to $4.00 per hour, effective January 1, 2023. During the fourth quarter of 2022, U. S. Steel recorded a charge of approximately $67 million for the 2022 Labor Agreements signing bonus and related costs.

In addition, as part of the collective bargaining process, U. S. Steel and the USW agreed to leverage the overfunded OPEB plans to support the benefits provided to active represented employees. The OPEB plans were modified to allow the Company to utilize a certain amount of surplus assets to pay additional legally permissible benefits previously paid by the Company. The arrangement permits the Company to utilize a target of $75 million annually for active and retiree employee benefits, with an annual minimum of $50 million, beginning in 2023 and continuing through December 31, 2026. For additional information, see Note 18 to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

Capital Structure, Liquidity and Capital Allocation

Our Best for All strategy's primary financial goal is to enhance stockholder value by utilizing our capital structure, liquidity and enhanced capital allocation priorities to advance the Company's strategic objectives, generate long-term value and reward stockholders. Our cash deployment strategy is aligned with our corporate strategy and includes: executing on strategic projects and portfolio moves; maintaining a strong balance sheet and a healthy pension plan; and delivering sustainable growth with a focus on core values such as safety and environmental stewardship and rewarding stockholders for the continued progress we make. Cash deployment is also performed with a customer-centric focus on improving safety, our environment, quality, delivery and cost.

Our liquidity supports our ability to satisfy short-term obligations, fund working capital requirements and provides a foundation to execute key strategic priorities. We are focused on maintaining a strong balance sheet and may proactively refinance or repay our debt from time to time to protect our capital structure from unforeseen external events and re-financing risks.
On May 27, 2022, U. S. Steel entered into the Sixth Amended and Restated Credit Facility Agreement (Credit Facility Agreement) to replace the existing Fifth Amended and Restated Credit Facility Agreement (Fifth Credit Facility Agreement). The Credit Facility Agreement has substantially the same terms as the Fifth Credit Facility Agreement, except the Credit Facility Agreement references the Secured Overnight Financing Rate instead of the London Interbank Offered Rate, adjusts the individual lenders' commitments, and renews the five-year maturity to May 27, 2027, and the financial impact from replacing the Fifth Credit Facility Agreement was immaterial. The Credit Facility Agreement also adjusts the threshold for the fixed charge coverage ratio. The total availability under the facility remained the same at $1,750 million. Consistent with the Fifth Credit Facility Agreement, the Credit Facility Agreement is secured by first-priority liens on certain accounts receivable and inventory and includes targets related to greenhouse gas emissions intensity reduction, safety performance and facility certification by ResponsibleSteel™.

On September 6, 2022, U. S. Steel closed on an offering of $290 million aggregate principal amount of 5.450% Environmental Improvement Revenue Bonds due 2052 (2052 ADFA Green Bonds). U. S. Steel received net proceeds of approximately $287 million after fees of approximately $3 million related to the underwriting and third-party expenses. The net proceeds from the issuance of the 2052 ADFA Green Bonds will be used to partially fund work related to U. S. Steel's solid waste disposal facilities, including two EAFs and other equipment facilities at its new technologically-advanced flat rolled steel making facility, BR2, currently under construction near Osceola, Arkansas.

In 2022, we repurchased approximately $365 million in debt, and we ended the year with $5.9 billion of total liquidity.

On July 25, 2022, following the completion of previously authorized $800 million share repurchase programs, the Board of Directors authorized a new share repurchase program for the repurchase of up to $500 million of the Company's outstanding common stock from time to time in the open market or privately negotiated transactions at the discretion of management. The Company's share repurchase program does not obligate it to acquire any specific number of shares.

U. S. Steel repurchased 37.6 million shares of common stock for approximately $849 million under these programs during the year ended December 31, 2022, and there is approximately $301 million remaining under the current stock repurchase authorization. In addition, the Board of Directors declared quarterly dividends of five cents per common share for each of the quarters in 2022.

Facilities and Locations as of December 31, 2022

Flat-Rolled

The operating results of all U. S. Steel's domestic-integrated steel and sheet plants, coke and iron ore operations and ore and sheet production joint ventures are included in Flat-Rolled. Also, included within Flat-Rolled is a research and technology center located in Munhall, Pennsylvania (near Pittsburgh) and a technology center in Troy, Michigan. The research and technology center carries out a wide range of applied research, development and technical support functions. The technology center brings automotive sales, service, distribution and logistics services, product technology and applications research into one location and much of U. S. Steel’s work in developing new grades of steel to meet the demands of automakers for high-strength, light-weight and formable materials is carried out at this location.

Flat-Rolled Operations Table
Operations, (Property Location)	Annual Production Capability	Principal Products and/or Services
Gary Works, (Gary, Indiana)(a)	7.5 million tons of raw steel	strip mill plate in coil; hot-rolled, cold-rolled and coated sheets; and tin mill products
Midwest, (Portage, Indiana)	finishing facility	hot-rolled, cold-rolled and coated sheets; and tin mill products
Great Lakes Works (b), (Ecorse, River Rouge and Dearborn, Michigan)	finishing facility	cold-rolled and coated sheets
Mon Valley Works (c): Edgar Thompson, (Braddock, Pennsylvania), Irvin, (West Mifflin, Pennsylvania), Fairless, (Fairless Hills, Pennsylvania), and Clairton, (Clairton, Pennsylvania)	2.9 million tons of raw steel and 4.3 million tons of coke	hot-rolled, cold-rolled and coated sheets; and coke and coke by-products
Granite City Works (d), (Granite City, Illinois)	2.8 million tons of raw steel	slabs and hot-rolled, cold-rolled and coated sheets
Granite City Works, (Granite City, Illinois); Gateway Energy and Coke Company LLC (Gateway)	coke supply agreement	not applicable
USS-UPI, LLC (UPI)(e), (Pittsburg, California)	finishing facility	cold-rolled and coated sheets; tin mill products
Fairfield Works, (Fairfield, Alabama)	finishing facility	coated sheets
Minnesota Ore Operations: Minntac, (Mt. Iron, Minnesota) and Keetac, (Keewatin, Minnesota)	22.4 million tons of iron ore pellets	iron ore pellets
(a) The majority of tin operations were indefinitely idled as of December 31, 2022.
(b) The steel and ironmaking production facilities were permanently idled in December of 2021 and June of 2022, respectively. Great Lakes Works' pickle line, cold mill and CGL continue to operate, while the DESCO and electrolytic galvanizing lines are indefinitely idled.

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

Joint Ventures (a) Within Flat-Rolled Table
Joint Venture, (Property Location)	U. S. Steel's Ownership Percentage	Annual Production Capability
Hibbing Taconite Company (Hibbing); (Hibbing, Minnesota)	14.7%	9 million tons of which U. S. Steel's share is 1.3 million tons
PRO-TEC Coating Company (PRO-TEC), (Leipsic, Ohio)	50.0%	2.0 million tons (b)
Double G Coatings Company (Double G) (c); Jackson, Mississippi	50.0%	315 thousand tons
Worthington Specialty Processing (Worthington) (d)	49.0%	not applicable
Chrome Deposit Corporation (CDC), (six locations near major steel plants)	50.0%	not applicable
(a) See further information about our equity investees in Note 12 to the Consolidated Financial Statements.
(b) U. S. Steel's domestic production facilities supply PRO-TEC with cold-rolled sheets and U. S. Steel markets all of PRO-TEC's products.
(c) Each partner supplies its own steel to Double G and markets what is processed by Double G.
(d) In 2022, Worthington Specialty Processing sold its remaining manufacturing facilities. The joint venture is expected to be dissolved in 2023.

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

USSE Operations Table
Operations, (Property Location)	Annual Production Capability	Principal Products and/or Services
U. S. Steel Košice, (Košice, Slovakia)	5.0 million tons of raw steel	coke; slabs; strip mill plate: hot, cold and coated sheets; tin mill products; and spiral welded pipe

Tubular

Tubular manufactures seamless and welded OCTG, standard pipe, line pipe and mechanical tubing.

Tubular Operations Table
Operations, (Property Location)	Production Capability	Principal Products and Services
Fairfield Tubular Operations, (Fairfield, Alabama)	0.9 million tons of raw steel (a) and 750 thousand tons of tubular	seamless tubular pipe
Lorain Tubular Operations (b), (Lorain, Ohio)	380 thousand tons of tubular	seamless tubular pipe
Lone Star Tubular (b), (Lone Star, Texas)	#1 electric-weld pipe mill (EWPM) 400 thousand tons and #2 EWPM 380 thousand tons of tubular	welded tubular pipe
Wheeling Machine Products (c), (Pine Bluff, Arkansas and Hughes Springs, Texas)	not applicable	tubular couplings
Offshore Operations, (Houston, Texas)	not applicable	tubular threading, inspection, accessories and storage services and premium connections
Tubular Processing (d), (Houston, Texas)	not applicable	tubular processing
(a) Based on the rounds caster capacity which is its constraining production unit.
(b) In April 2020, the Lorain Tubular and Lone Star Tubular operations were temporarily idled for an indefinite period of time.
(c) In April 2020, the Wheeling Machine Products at Hughes Springs, Texas was temporarily idled for an indefinite period of time.
(d) Tubular Processing has been temporarily idled since 2015.

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

Other

U. S. Steel’s Other category includes the operating results relating to our real estate operations, the previously held equity method investment in Big River Steel, and our former railroad business. The Company owns approximately 45,000 acres of real estate assets, either held for development or managed, in Alabama, Illinois, Michigan, Minnesota and Pennsylvania.

Raw Materials and Energy

As a predominantly integrated producer, U. S. Steel’s primary raw materials are iron units in the form of iron ore pellets and sinter ore, carbon units in the form of coal and coke (which is produced from coking coal) and steel scrap. For our EAF production, our primary raw material is scrap. U. S. Steel’s raw materials supply strategy consists of acquiring and expanding captive sources of certain primary raw materials and entering into flexible supply contracts for certain other raw materials at competitive market prices that are subject to fluctuations based on market conditions at the time.

The amounts of such raw materials needed to produce a ton of steel will fluctuate based upon the specifications of the final steel products, the quality of raw materials and, to a lesser extent, differences among steel producing equipment. In broad terms, the Company's integrated steel process consumes approximately 1.4 tons of coal to produce one ton of coke and then it consumes approximately 0.3 tons of coke, 0.3 tons of steel scrap (approximately 60 percent of which is internally generated) and 1.3 tons of iron ore pellets to produce one ton of raw steel. In addition, we consume approximately 10 mmbtu’s of natural gas per ton produced. Generally, the Company's mini mill operations consumes approximately 0.8 tons of steel scrap, 0.3 tons of pig iron, and 0.1 tons of HBI to produce one ton of raw steel. In addition, the mini mill operations consume approximately 0.6 MKWH of electricity per ton of raw steel produced. While we believe that these estimated consumption amounts are useful for planning purposes, and are presented to give a general sense of raw material and energy consumption related to steel production, substantial variations may occur.

Iron Ore

Iron Ore Production(a)
Thousands of tons
25,000
22,500
20,000
17,500
15,000
23,054
21,450
16,981
23,369
21,025
2018
2019
2020
2021
2022
Iron Ore Production

(a) Includes our share of production from Hibbing through December 31, 2022.

The iron ore facilities at Minntac and Keetac contain approximately 900 million short tons of indicated resources and probable reserves and our share of recoverable reserves at the Hibbing joint venture is approximately 4 million short tons. Refer to Mining Properties in Item 2 of this Form 10-K for additional information. Recoverable reserves are defined as the tons of product that can be used internally or delivered to a customer after considering mining and beneficiation or preparation losses. Minntac and Keetac’s annual capability and our share of annual capability for the Hibbing joint venture total approximately 23 million tons. We have iron ore pellet production capability that exceeds our steelmaking capability in the U.S.
We historically have sold iron ore pellets to third parties, including in 2022, 2021 and 2020. The Company has agreements to supply iron ore pellets to third-party customers over the next several years.

Substantially all of USSE’s iron ore requirements are purchased from outside sources, primarily Ukrainian and Brazilian mining companies. Prices are determined in long-term contracts with strategic suppliers or as spot prices negotiated monthly or quarterly. USSE also has received iron ore from U. S. Steel’s iron ore facilities in North America. We believe that supplies of iron ore adequate to meet USSE’s needs are available at competitive market prices.

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

We believe that supplies of coking coal adequate to meet our needs are available from outside sources at competitive market prices. The main source of coking coal for Flat-Rolled is the United States, and sources for USSE include Poland, Ukraine, Canada, Australia and the United States.
Coke

Coke Production
6,000
4,000
2,000
Thousands of tons
5,232
4,813
3,673
5,396
5,033
2018
2019
2020
2021
2022
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
Steel Scrap and Other Materials

We believe that supplies of steel scrap and alloys that are adequate to meet our needs are readily available from outside sources at competitive market prices for the Flat-Rolled, Mini Mill and USSE segments. Generally, approximately 38 percent of our steel scrap requirements were internally generated through normal operations for these segments.
Limestone

All of Flat-Rolled’s limestone requirements and USSE's lime and limestone requirements are purchased from outside sources. We believe that supplies of limestone and lime adequate to meet our needs are readily available from outside sources at competitive market prices.
Zinc and Tin
We believe that supplies of zinc and tin required to fulfill the requirements for Flat-Rolled, Mini Mill and USSE are available from outside sources at competitive market prices. For Flat-Rolled and Mini Mill the main sources of zinc are Canada, Mexico and the United States and the main sources of tin are Bolivia, Brazil and Peru. For USSE, the main sources of zinc are Finland, Poland, the Netherlands, Germany and Slovakia and the main sources of tin are Peru, Indonesia, China and Bolivia.
During 2022, Flat-Rolled protected approximately 40 percent and 75 percent of its operation's zinc and tin purchases, respectively, with financial swap derivatives to manage exposure to zinc and tin price fluctuations. During 2022, USSE protected approximately 16 percent of its operation's zinc purchases with forward physical contracts to manage our exposure to zinc price fluctuations and protected approximately 68 percent of its operation's tin purchases with financial swaps to manage our exposure to tin price fluctuations. For further information, see Note 16 to the Consolidated Financial Statements.
Natural Gas

All of U. S. Steel’s natural gas requirements are purchased from outside sources.

We believe that adequate supplies to meet Flat-Rolled’s, Mini Mill's and Tubular's needs are available at competitive market prices. For 2022, approximately 70 percent of our natural gas purchases in Flat-Rolled were based on bids solicited on a monthly basis from various vendors; the remainder were made daily or with term agreements.

We believe that adequate natural gas supplies to meet USSE’s needs are available at competitive market prices. During 2022, we routinely executed fixed-price forward physical purchase contracts for natural gas to partially manage our exposure to natural gas price increases. For 2022, approximately 48 percent of our natural gas purchases in USSE were made with fixed-price forward physical purchase contracts; the remainder were based on bids solicited on a quarterly or monthly basis.

Flat-Rolled and USSE use self-generated coke oven and blast furnace gas to reduce consumption of natural gas. USSE uses self-generated coke oven, converter and blast furnace gas to reduce consumption of natural gas and steam coal that results in lower CO2 emissions production.

Additionally, Russian supply of natural gas to Europe has decreased significantly in response to enacted sanctions. However, Slovakia has natural gas storage and access to additional supply from countries including Norway, the U.S. and Africa. Together, these sources are enough to support the country's expected consumption through the 2023 winter season, which includes demand for natural gas for our USSE segment operations.

Industrial Gases

U. S. Steel purchases industrial gas in the U.S. under long-term contracts with various suppliers. USSE owns and operates its own industrial gas facility, but also may purchase industrial gases from time to time from third parties.

International Trade

U. S. Steel continues to face import competition, much of which is unfairly traded and fueled by massive global steel overcapacity, currently estimated to be over 500 million metric tons per year—more than five times the entire U.S. steel market and over seventeen times total U.S. steel imports. These imports and overcapacity negatively impact the Company’s operational and financial performance. U. S. Steel continues to lead efforts to address these challenges that threaten the Company, our workers, our stockholders and our country’s national and economic security.

As of the date of this filing, pursuant to a series of Presidential Proclamations issued in accordance with Section 232 of the Trade Expansion Act of 1962, U.S. imports of certain steel products are subject to a 25 percent tariff, except imports from: (1) Argentina, Brazil, and South Korea, which are subject to restrictive quotas; (2) the European Union (EU), Japan and the United Kingdom (UK) that are melted and poured in the EU/Japan/UK, within quarterly tariff-rate quota (TRQ) limits; (3) Canada and Mexico, which are not subject to tariffs or quotas, but tariffs could be re-imposed on surging product groups after consultations; (4) Ukraine, which are exempt from tariffs until June 1, 2023; and (5) Australia, which are not subject to tariffs, quotas or an anti-surge mechanism.

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

Since its implementation in March 2018, the Section 232 action has supported the U.S. steel industry’s and U. S. Steel’s investments in advanced steel production capabilities, technology and skills, strengthening U.S. national and economic security. The Company continues to actively defend the Section 232 action.

In February 2019, the European Commission (EC) implemented a definitive safeguard on global steel imports in the form of TRQs that impose 25 percent tariffs on steel imports that exceed the TRQ limit, effective through June 2024. In December 2022, the EC initiated a fourth review of the safeguard.

Antidumping duties (AD) and countervailing duties (CVD or antisubsidy duties) apply in addition to the Section 232 tariffs, quotas, TRQs and the EC’s safeguard, and AD/CVD orders may continue beyond the Section 232 action and the EC’s safeguard. U. S. Steel continues to actively defend and maintain the 61 U.S. AD/CVD orders and 14 EU AD/CVD orders covering U. S. Steel products in multiple proceedings before the DOC, U.S. International Trade Commission (ITC), CIT, CAFC, the EC and European courts, and the World Trade Organization (WTO).

In July 2022, the ITC voted to continue the AD/CVD orders on corrosion-resistant steel from China, India, Italy, South Korea and Taiwan and cold-rolled steel from China, India, Japan, South Korea and the UK for another five years, but voted to revoke the AD/CVD orders on cold-rolled steel from Brazil. In October 2022, the ITC voted to continue the AD/CVD orders on hot-rolled steel from Australia, Japan, Korea, Netherlands, Russia, Turkey and the United Kingdom for another five years, but voted to revoke the AD/CVD orders on hot-rolled steel from Brazil. Also, in October 2022, the ITC voted to impose new AD/CVD orders on imports of OCTG from Argentina, Mexico, Korea and Russia.

In August 2022, the EC imposed definitive AD measures on imports of hot-dipped galvanized steel from Russia and Turkey and announced the continuation of AD measures on imports of cold-rolled steel from China and Russia for another five years. The EC is conducting five-year reviews of the AD/CVD orders on hot-rolled steel from five countries with a decision expected in 2023.

In April 2022, the U.S. suspended normal trade relations with Russia and Belarus, resulting in higher than normal tariffs on imports from Russia and Belarus, including steel and raw materials. In June, President Biden announced additional tariff increases on certain products from Russia, including certain steel products and ferroalloys, effective August 1, 2022.

Additional tariffs of 7.5 to 25 percent continue to apply to certain U.S. imports from China, including certain raw materials used in steel production, semi-finished and finished steel products, and downstream steel-intensive products, pursuant to Section 301 of the Trade Act of 1974. The Office of the United States Trade Representative (USTR) is currently conducting a statutory review of the Section 301 tariffs.

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

Environmental Stewardship

U. S. Steel is committed to effective environmental stewardship. We have implemented and continue to develop business practices that are designed to reduce negative environmental impacts. We believe part of being a good corporate citizen requires a dedicated focus on how our industry affects the environment. We have taken the actions described below in furtherance of that goal. U. S. Steel's environmental expenditures totaled $334 million in 2022, $302 million in 2021 and $278 million in 2020. Overall, environmental compliance expenditures represent approximately 2 percent of U. S. Steel’s total costs and expenses in 2022, 2021 and 2020. For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters.”

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

U. S. Steel’s North America operations recycled 4.8 million tons of purchased and produced steel scrap annually in 2022 and in 2021. USSK recycled approximately 754 thousand tons and 970 thousand tons of produced steel scrap in 2022 and 2021, respectively. Because of steel’s physical properties, our products can be recycled at the end of their useful life without loss of quality, contributing to steel’s high recycling rate and affordability. North America operations recycled approximately 2.2 million tons of blast furnace slag, 58 thousand tons of Basic Oxygen Process steel slag, and 75 thousand tons of electric arc furnace slag by selling it for use as aggregate and in highway construction. In 2022, USSK recycled approximately 1.1 million tons of blast furnace slag, and 168 thousand tons of Basic Oxygen Process steel slag.

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

Reduction of Greenhouse Gas Emissions

In 2019, the Company announced its commitment to reduce greenhouse gas emissions intensity across its global footprint by 20 percent, as measured by the rate of CO2 equivalents emitted per ton of finished steel shipped, by 2030 based on 2018 baseline levels. Then, in 2021, the Company announced its goal to achieve net-zero emissions by 2050, as measured by the rate of CO2 equivalents emitted per ton of finished steel shipped. The Company has provided information on paths to achieve this goal on its website. These targets apply to U. S. Steel’s global operations.

U. S. Steel plans to achieve its greenhouse gas emissions intensity reduction goals through the execution of multiple initiatives. These include the use of EAF steelmaking technology at U. S. Steel’s Fairfield Works and at Big River Steel, the first LEED-certified steel mill in the United States and the first steel mill in North America to receive ResponsibleSteel™ site certification. EAF steelmaking primarily relies on recycled scrap, rather than iron ore, to produce new steel products, which is a less carbon intensive process and leverages the ability to continuously recycle steel. Further carbon intensity reductions are expected to come from the implementation of ongoing energy efficiency measures, continued use of renewable energy sources and other process improvements to be developed.

The carbon reduction targets reflect our continued commitment to improvement in production efficiency and the manufacture of products that are environmentally friendly. In addition to a commitment to reduce its own greenhouse gas emissions intensity, U. S. Steel is committed to helping its customers achieve their environmental goals. Our industry-leading XG3™ advanced high-strength steel enables automakers to manufacture lighter weight vehicles that meet federal Corporate Average Fuel Economy (CAFE) standards with reduced carbon emissions. As part of our innovation efforts, we continue to look at new steelmaking technologies so that we can produce green steels and further reduce carbon emissions.

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

EU Environmental Requirements and Slovak Operations
Phase IV of the EU Emissions Trading System (EU ETS) commenced on January 1, 2021, and will finish on December 31, 2030. The European Commission issued final approval of the updated 2021-2025 Slovak National Allocation table in February 2022. Subsequently, the Slovak Ministry of Environment allocated the full amount of 2022 free allowances totaling 6.3 million European Union Emission Allowances (EUA) to USSE in February and April 2022. As of December 31, 2022, we have pre-purchased approximately 2.1 million EUA totaling €147 million (approximately $157 million) to cover the expected 2022 and 2023 shortfall of emission allowances.

The EU's Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to comply with or go beyond BAT requirements were €138 million (approximately $147 million). These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. USSK complied with these covenants as of December 31, 2022. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g., bank guarantee) to secure 50 percent of the EU funding received.
For further discussion of laws applicable in Slovakia and the EU and their impact on USSE, see Note 26 to the Consolidated Financial Statements, “Contingencies and Commitments, Environmental Matters, EU Environmental Requirements.”
Minnesota Mining Operations - Water
The State of Minnesota has a sulfate wild rice water quality standard (WQS) set at 10mg/L. This sulfate WQS was established in 1973, since this time industry has been working with the legislature and the Minnesota Pollution Control Agency (MPCA) to reevaluate the environmental protection and science behind the 10 mg/L standard. In 2011, the legislature passed a law requiring MPCA to revise the sulfate standard. MPCA started the process to revise the rulemaking for the sulfate WQS, but it was never completed. During the interim the Keetac National Pollutant Discharge Elimination System (NPDES) permit was issued in November 2011 with a sulfate standard of 14 mg/L and a compliance schedule. Then in 2015, the Minnesota legislature passed a law that MPCA could not require businesses to expend funds to comply with the sulfate limit until the rulemaking was revised by MPCA as directed by the legislature in 2011. To date the sulfate WQS rulemaking has not been revised. During this time Minntac has also received a NPDES permit with a sulfate limit and compliance schedule.
Both Minntac and Keetac have been working to determine the best options to address sulfate. One of the options in process is that both sites have submitted and even renewed site-specific standard (SSS) requests to MPCA. The SSS present plans specific to each location and explain the actual impact on sulfate from the facilities. To date MPCA has not taken any action on the SSS plans. The United States Environmental Protection Agency (the U.S. EPA) partially rejected the CWA 303(d) list for impaired waters submitted by MPCA for 2021. The MPCA's impaired waters list was in part rejected to add Hay Lake as being impaired for wild rice sulfate. In February 2022, the U.S. EPA Region V sent a letter to MPCA recognizing the conflict between state law and the CWA.
U. S. Steel is continuing to work to determine the most efficient and effective options to meet the sulfate standard. However, if MPCA does not revise the sulfate standard of 10mg/L or approve the SSS it is likely to have an impact on mining operations as it will require extensive changes to water collection and treatment.

New and Emerging Environmental Regulations

United States and European Greenhouse Gas Emissions Regulations

The Phase IV EU ETS period spans 2021-2030 and began on January 1, 2021.The Phase IV period is divided into two sub periods (2021-2025 and 2026-2030), rules for the first subperiod are finalized, however we expect that rules for the second subperiod may be more stringent than those for the first one. Once approved, the rules may impact subperiod 2026-2030. Currently, the overall EU ETS target is a 40 percent reduction of 1990 emissions by 2030. Free allocation of CO2 allowances is based on reduced benchmark values which have been published in the first quarter of 2021 and historical levels of production from 2014-2018. Allocations to individual installations may be adjusted annually to reflect relevant increases and decreases in production. The threshold for adjustments is set at 15 percent and will be assessed on the basis of a rolling average of two precedent years. Production data verified by an external auditor shows that USSE rolling average for 2020-2021 returned to base limit for hot metal production resulting in increase of the free allocation for 2022 compared to 2021, however 2022 free allocation was still slightly reduced due to missing the 15 percent threshold for sinter production. Additionally, lower production in 2019 through 2021 will have an impact on the future free allocation for 2026-2030, where the historical production average for years 2019-2023 will be assessed. Based on actual production data for 2022, we expect that free allocation for hot metal will remain unchanged for 2023, however allocations for sinter will be lower.

In order to achieve the EU political goal of carbon emissions neutrality by 2050, on July 14, 2021, the European Commission released a package of legislative proposals called Fit for 55. The proposals contain significant changes to current EU ETS functions and requirements, including: a new carbon border adjustment mechanism to impose carbon fees on EU imports, further reduction of free CO2 allowance allocation to heavy industry and measures to strengthen the supply of carbon allowances. The legislative process is being impacted by the ongoing Russia-Ukraine crisis. The proposals are subject to the EU legislative process, and we cannot predict their future impact.

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

On July 13, 2020, the U.S. EPA published a Residual Risk and Technology Review rule for the Integrated Iron and Steel MACT category in the Federal Register. Based on the results of the U.S. EPA’s risk review, the agency determined that risks due to emissions of air toxics from the Integrated Iron and Steel category are acceptable and that the current regulations provided an ample margin of safety to protect public health. Under the technology review, the U.S. EPA determined that there are no developments in practices, processes or control technologies that necessitate revision of the standards. In September 2020, several petitions for review of the rule, including those filed by the Company, the American Iron and Steel Institute (the AISI), Clean Air Council and others, were filed with the United States Court of Appeals for the D.C. Circuit. The cases were consolidated and are being held in abeyance until the U.S. EPA reviews and responds to administrative petitions for review. The U.S. EPA is required by court order to issue a final rule by October 26, 2023. Because the U.S. EPA has yet to propose a revised iron and steel rule, any impacts are not estimable at this time.

For the Taconite Iron Ore Processing category, based on the results of the U.S. EPA's risk review, the agency promulgated a final rule on July 28, 2020, in which the U.S. EPA determined that risks from emissions of air toxics from this source category are acceptable and that the existing standards provide an ample margin of safety. Furthermore, under the technology review, the agency identified no cost-effective developments in controls, practices, or processes to achieve further emissions reductions. Petitions for review of the rule were filed in the United States Court of Appeals for the D.C. Circuit, in which the Company and the

AISI intervened. The U.S. EPA is required by court order to issue a final rule by November 16, 2023. Because the U.S. EPA has yet to propose a revised taconite rule, any impacts are not estimable at this time.

The U.S. EPA is in the process of conducting its statutorily obligated residual risk and technology review of coke oven standards. Because the U.S. EPA has not completed its review of the Coke MACT regulations, any impacts related to the U.S. EPA’s review of the coke standards cannot be estimated at this time. The U.S. EPA is under a court-ordered deadline to complete the residual risk and technology rulemaking by May 23, 2024.

In response to Court orders that invalidated prior U.S. EPA determinations regarding ozone attainment interference, on April 6, 2022, the U.S. EPA proposed a Federal Implementation Plan (that would replace several pending or disapproved State Implementation Plans) for Regional Ozone Transport for the 2015 Ozone National Ambient Air Quality Standard. The proposed rule would affect electric generating units (EGUs) in 26 states and certain non-EGU industries, including, among several others, coke ovens, taconite production kilns, boilers, blast furnaces, basic oxygen furnaces, reheating furnaces, and annealing furnaces in 23 states, including those where U. S. Steel has operations. The impacts of the rule, if promulgated as proposed, could be material. U. S. Steel submitted comments on the proposed rule on June 21, 2022. Based upon the U.S. EPA agreements with non-governmental organizations the rule is likely to be published as final by the U.S. EPA during the first quarter 2023. Once the rule is final, U. S. Steel will further evaluate the potential impacts to operations.

The CAA also requires the U.S. EPA to develop and implement National Ambient Air Quality Standards (NAAQS) for criteria pollutants, which include, among others, particulate matter (PM) - consisting of PM10 and PM2.5, lead, carbon monoxide, nitrogen dioxide, sulfur dioxide (SO2) and ozone.

In October 2015, the U.S. EPA lowered the NAAQS for ozone from 75 parts per billion (ppb) to 70 ppb. On November 6, 2017, the U.S. EPA designated most areas in which we operate as attainment with the 2015 standard. In a separate ruling, on June 4, 2018, the U.S. EPA designated other areas in which we operate as “marginal nonattainment” with the 2015 ozone standard. On December 6, 2018, the U.S. EPA published a final rule regarding implementation of the 2015 ozone standard. Because no state regulatory or permitting actions to bring the ozone nonattainment areas into attainment have yet to be proposed or developed for U. S. Steel facilities, the operational and financial impact of the ozone NAAQS cannot be reasonably estimated at this time. On December 31, 2020, the U.S. EPA published a final rule pursuant to its statutorily required review of NAAQS that retains the ozone NAAQS at 70 ppb. In January 2021, New York, along with several states and non-governmental organizations filed petitions for judicial review of the action with the United States Court of Appeals for the D.C. Circuit. Several other states and industry trade groups intervened in support of the U. S. EPA’s action. The case remains in abeyance before the court until December 15, 2023, as the U.S. EPA voluntarily reconsiders the ozone NAAQS. Because the U.S. EPA has yet to complete its reconsideration and propose a revised ozone NAAQS, any impacts are not estimable at this time.

On December 18, 2020, the U.S. EPA published a final rule pursuant to its statutorily required review of NAAQS that retains the existing PM2.5 standards without revision. In early 2021, several states and non-governmental organizations filed petitions for judicial review of the action with the United States Court of Appeals for the D.C. Circuit. Several industry trade groups intervened in support of the U.S. EPA’s action. The case remains in abeyance before the court until March 1, 2023, as the U.S. EPA voluntarily reconsiders the PM2.5 NAAQS. On January 6, 2023, the U.S. EPA proposed to lower the annual PM2.5 NAAQS from the current 12 ug/m3 standard to within the range of 9.0 to 10.0 ug/m3. U. S. Steel is currently reviewing the proposal to determine the impacts and evaluate any need to comment. Because the U.S. EPA has very recently proposed the rule without specificity, any impacts are inestimable at this time.

For calendar year 2022, all Allegheny County ambient air quality monitors met all U.S. EPA health based National Ambient Air Quality Standards for the second consecutive year. On March 16, 2022, the U.S. EPA published a final rule, a clean data determination, showing that Allegheny County has attained the 2012 annual PM2.5 NAAQS based on the 2018 – 2020 ambient air quality data. Based on these and other data, ACHD submitted a Redesignation Request and Maintenance Plan to the U.S. EPA requesting that the U.S. EPA redesignate all of Allegheny County in attainment with the current PM2.5 NAAQS.

United States – Water

The U.S. EPA issued the final rule redefining the Waters of the United States (WOTUS), set to become effective March 1, 2023. The definition of WOTUS has had many changes and legal challenges over the last several years. The new WOTUS rule expands the definition of what all waters will be considered to be a waters of the United States. The expansion of the WOTUS definition is likely to lead to additional legal challenges. It is also possible that the ruling in the U. S. Supreme court case Sackett v. EPA would impact the WOTUS definition as it relates to wetlands. The Sackett case was heard by the Court in the Fall 2022 term and decision is expected early in 2023. U. S. Steel will continue to review the final WOTUS definition and its potential impact on the Company.

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

Item 1A. RISK FACTORS

Economic and Market Risk Factors

The changing global economic climate is having adverse impacts on our business, which may create new risks and exacerbate certain other risks set forth below.

Changes in the global economic environment, inflation, rising interest rates, recessions or prolonged periods of slow economic growth, and global instability and actual and threatened geopolitical conflict, could have an adverse effect on our industry and business, as well as those of our customers and suppliers.

Overall economic conditions in the U.S. and globally, including in Europe, including adverse factors such as inflation, rising interest rates, supply chain disruptions and the impacts of the war in Ukraine, significantly impact our business. Periods of economic downturn or continued uncertainty could result in difficulty increasing or maintaining our level of sales or profitability and we may experience an adverse effect on our business, results of operations, financial condition and cash flows.

Our U.S. operations are subject to economic conditions, including credit and capital market conditions, inflation, prevailing interest rates, and political factors, which if changed could negatively affect our results of operations, cash flows and liquidity. Political factors include, but are not limited to, changes to tax laws and regulations resulting in increased income tax liability, increased regulation, such as carbon emissions limitations or trading mechanisms, limitations on exports of energy and raw materials, and trade remedies. Actions taken by the U.S. government could affect our results of operations, cash flows and liquidity.

USSE is subject to economic conditions and political factors associated with the EU, Slovakia and neighboring countries, and the euro currency. Changes in any of these economic conditions or political factors could negatively affect our results of operations, cash flows and liquidity. Political factors include, but are not limited to, taxation, nationalization, inflation, government instability, regional conflict, civil unrest, increased regulation and quotas, tariffs, sanctions and other market-distorting measures. The ongoing war in Ukraine has had a broad range of adverse impacts on global economic conditions, some of which have had and are likely to continue to have adverse impacts on our business, including increased raw material and energy costs, softer customer demand and lower steel prices. USSE purchases a significant portion of its iron ore and coal from suppliers based in Ukraine.

Additionally, we are also exposed to risks associated with the business success and creditworthiness of our suppliers and customers. If our customers or suppliers are negatively impacted by a slowdown in economic markets, we may face the reduction, delay or cancellation of customer orders, delays or interruptions of the supply of raw materials, and increased risk of insolvency and other credit related issues of customers or suppliers, which could delay payments from customers, result in increased customer defaults and cause our suppliers to delay filling, or to be unable to fill, our needs at all or on a timely or cost-effective basis. The occurrence of any of these events may adversely affect our business, results of operations, financial condition and cash flows.

The steel industry, as well as the industries of our customers and suppliers upon whom we are reliant, is highly cyclical, which may have an adverse effect on our customer demand and results of operations.

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

Additionally, our business is reliant on certain other industries that are cyclical in nature. We sell to the automotive, service center, converter, energy and appliance and construction-related industries. Some of these industries are highly sensitive to general economic conditions and may also face meaningful fluctuations in demand based on a number of factors outside of our control, including regulatory factors, supply chain disruptions, changing customer demand, economic conditions and raw material and energy costs. As a result, downturns or volatility in any of the markets we serve could adversely affect our financial position, results of operations and cash flows.

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

Although U. S. Steel currently benefits from 61 U.S. AD and CVD or anti-subsidy duty orders and 14 EU AD/CVD orders, petitions for trade relief are not always successful or effective. When implemented, such relief is generally subject to periodic reviews and challenges, which can result in revocation of AD/CVD orders or reduction of effective duty rates. There can be no assurance that any relief will be obtained or continued in the future or that such relief will adequately combat unfairly traded imports.

As of the date of this filing, pursuant to a series of Presidential Proclamations issued in accordance with Section 232 of the Trade Expansion Act of 1962, U.S. imports of certain steel products are subject to a 25 percent tariff, except imports from: (1) Argentina, Brazil, and South Korea, which are subject to restrictive quotas; (2) the EU, Japan, and UK that are melted and poured in the EU/Japan/UK, within quarterly TRQ limits; (3) Canada and Mexico, which are not subject to tariffs or quotas, but tariffs could be re-imposed on surging product groups after consultations; (4) Ukraine, which are exempt from tariffs until June 1, 2023; and (5) Australia, which are not subject to tariffs, quotas, or an anti-surge mechanism. The Section 232 national security action on steel imports currently provides U. S. Steel and other domestic steel producers critical relief from imports. With no scheduled end date, the future coverage and duration of the Section 232 action is not known. Further, the U.S. government may negotiate alternatives to the Section 232 tariffs for certain countries, similar to TRQ agreements with the EU, Japan, and the UK.

USTR's review of additional imports tariffs of 7.5 to 25 percent on certain U.S. imports from China, including certain raw materials used in steel production, semi-finished and finished steel products, and downstream steel-intensive products, pursuant to Section 301 of the Trade Act of 1974 could change the coverage and levels of such tariffs.

In February 2019, the EC implemented a definitive safeguard on global steel imports in the form of TRQs. The TRQs, which impose 25 percent tariffs on steel imports that exceed the TRQ limit, are currently effective through June 2024. In December 2022, the EC initiated its fourth periodic review of this safeguard, which may result in adjustments to the safeguard TRQ limits.

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

Shortages of skilled labor, increased labor costs or our failure to attract and retain other highly qualified personnel in the future could disrupt our operations and adversely affect our financial results.

We depend on skilled labor for the manufacture of our products. Some of our facilities are located in areas where demand for skilled labor often exceeds supply. Shortages of some types of skilled labor, such as electricians and qualified maintenance technicians, could restrict our ability to maintain or increase production rates, lead to production inefficiencies and increase our labor costs. Our shift to the Best for All strategy will also require a set of job skills that is different from our prior needs. Our continued success depends on the active participation of our key employees. We have recently observed an overall tightening and increasingly competitive labor market. The competitive nature of the labor markets in which we operate, the cyclical nature of the steel industry and our resulting needs for skilled employees increase our risk of not being able to recruit, train and retain the employees we require at efficient costs and on reasonable terms, and could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees. In addition, many companies, including U. S. Steel, have had employee layoffs as a result of reduced business activities during industry downturns. The loss of our key people or our inability to attract new key employees could adversely affect our operations. Additionally, layoffs or other adverse actions could result in an adverse relationship with our workforce or third-party labor providers. If we are unable to recruit, train and retain adequate numbers of qualified employees and third-party labor providers on a timely basis or at a reasonable cost or on reasonable terms, our business and results of operations could be adversely affected. Additionally, an overall labor shortage, lack of skilled labor, increased turnover or labor inflation as a result of general macroeconomic factors that affect our customers or suppliers could have a material adverse impact on the company’s operations, results of operations, liquidity or cash flows.

Strategic Risk Factors

Our investments in new technologies and products may not be fully successful.

Execution of our Best for All® strategy depends, in part, on the success of a number of investments we have made and plan to make in new facilities, technologies and products and successfully transitioning our footprint to a lower-cost, carbon and capital intensive model. Our Best for All strategy is centered around expanding our competitive advantages in low-cost iron ore mini mill steelmaking, and best-in-class finishing capabilities. These competitive advantages are built on a foundation of research, innovation and deep customer relationships. We are expanding our low-cost iron ore competitive advantage by investing in ways to translate the advantage to feed our growing EAF footprint. This includes investments in a pig iron caster at the Gary Works facility and DR-grade pellet capabilities in Keetac, Minnesota. We are expanding our mini mill steelmaking capabilities through the construction of a second mini mill facility in Osceola, Arkansas. We are also expanding our best-in-class finishing capabilities through investments in a non-grain oriented electrical steel line and galvanizing construction line at Big River Steel. In executing our strategy, we aim to enhance our earnings profile, deliver long-term cash flow through industry cycles and reduce our cost, capital, and carbon intensity. By offering the product capabilities, including the more sustainable steels (steels made with lower greenhouse gas emissions) our customers are increasingly demanding, we believe that we can achieve more competitive positioning in strategic, high-margin end markets, and deliver high-quality, sustainable, value-added products and innovative solutions.

Construction of our strategic projects is subject to changing market conditions and demand for our completed projects, delays, inflation and cost overruns, work stoppages, labor shortages, engineering issues, weather interferences, supply chain delays, changes required by governmental authorities, delays or the inability to acquire required permits or licenses, changes in the ability to finance the projects or disruption of existing operations, any of which could have an adverse impact on our operational and financial results. Furthermore, new product development or modification is costly, may be restricted by regulatory requirements, involves significant research, development, time, expense and human capital and may not necessarily result in the successful commercialization of new products, customer adoption of new technologies or products or new technologies may not perform as intended or expected. Unsuccessful execution of these strategic projects, underperformance of any of these assets or failure of new products to gain market acceptance could adversely affect our business, results of operations and financial condition and may limit the benefits of our stockholder value creation strategy.

From time to time, we engage in acquisitions, divestitures and joint ventures and may encounter difficulties in integrating and separating these businesses and therefore we may not realize the anticipated benefits.

As we pursue our Best for All® strategy, we may seek growth opportunities through strategic acquisitions as well as evaluate our portfolio for potential divestitures to optimize our business footprint and portfolio. The success of these transactions will depend on our ability to integrate or separate, as applicable, assets and personnel in these transactions and to cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations as well as separating divested businesses, and in managing strategic investments. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction.

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

Operational and Commercial Risk Factors

Our operational footprint, unplanned equipment outages and other unforeseen disruptions may adversely impact our results of operations or result in idle facility costs or impairment charges.

U. S. Steel has adjusted its operating configuration to advance its Best for All® strategy, in response to market conditions, including global economic volatility, declining steel prices, oil and gas industry disruption, global overcapacity and unfairly traded imports, and to optimize capability and cost performance, by idling and restarting production at certain facilities. Due to our existing operational footprint, the Company may not be able to respond in an efficient manner to fully realize the benefits from changing market conditions that are favorable to integrated steel producers or most efficiently mitigate the negative impacts of such changes. Our decisions concerning which facilities to operate and at what levels are made based upon execution of our Best for All strategy, market conditions, our customers’ orders for products as well as the capabilities and cost performance of our locations. We may concentrate production operations at several plant locations and not operate others, and as a result we may incur idle facility costs or impairment charges.

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

It is also possible that operations may be disrupted due to other unforeseen circumstances such as power outages, explosions, fires, floods, pandemics, terrorism, accidents, severe weather conditions, and changes in U.S., European Union and other foreign tariffs, free trade agreements, trade regulations, laws and policies. We are also exposed to similar risks involving major customers and suppliers such as force majeure events of raw materials suppliers that have occurred and may occur in the future. Availability of raw materials and delivery of products to customers could be affected by logistical disruptions, such as shortages of barges, ocean vessels, rail cars or trucks or unavailability of rail lines or of the locks on the Great Lakes or other bodies of water. To the extent that lost production could not be compensated for at unaffected facilities and depending on the length of the outage, our sales and our unit production costs could be adversely affected.

We are subject to risks related to the global COVID-19 pandemic, which has had adverse impacts on economic and market conditions and our business. COVID-19 has created significant volatility, uncertainty and economic disruption in the regions in which we operate. We expect that certain parts of our operations will continue to be impacted by the continuing effects of COVID-19, including resurgences and variants of the virus. It remains difficult to predict the full impact of the COVID-19 pandemic on the broader economy, and whether such change is temporary or permanent.

The physical impacts of climate change may also have a material adverse effect on our results of operations. Climate change may be associated with increased occurrence of extreme weather conditions, which could include, among other things, increased risk of flooding, potential heat stress at facilities and other natural disasters that may lead our customers to curtail or shut down production or to supply chain and operational disruptions.

We face increased competition within our industry and from alternative materials and risks concerning innovation, new technologies, products and increasing customer demand for lower-carbon products.

As a result of increasingly stringent regulatory requirements and increased market and technological changes driven by broader trends such as decarbonization and electrification efforts in response to climate change, designers, engineers and industrial manufacturers, especially those in the automotive industry, are increasing their use of lighter weight, less carbon intense and alternative materials, such as aluminum, composites, plastics and carbon fiber. Use of such materials could reduce the demand for our steel products or steel products generally, which may reduce our profitability and cash flow. Additionally, the trend toward light weighting in the automotive industry, which requires lighter gauges of steel at higher strengths, could result in lower steel volumes required by that industry over time.

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

While the Company continually works to safeguard our systems and mitigate potential risks, there can be no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches or mitigate all potential risks to our systems, networks and data, particularly with the recent proliferation and sophistication of ransomware attacks around the world. The potential consequences of a material cybersecurity attack include reputational damage, investigations and/or adverse proceedings with government regulators or enforcement agencies, litigation with third parties, disruption to our systems, including production capabilities, unauthorized release of confidential, personally identifiable or otherwise protected information, corruption of data, diminution in the value of our investment in research, development and engineering and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness, results of operations and financial condition. The amount of insurance coverage we maintain may be inadequate to cover claims or liabilities resulting from a cybersecurity attack.

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

Our transportation service providers may face disruptions due to weather conditions or events, strikes, labor shortages or other constraints. If any of these providers were to fail to deliver raw materials to us or deliver our products in a timely manner, we may be unable to manufacture and deliver our products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at a reasonable cost. Such failure of a third-party transportation provider could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our financial position and results of operations.

Our 2022 Labor Agreements with the USW contain provisions that may impact certain business activities.

Our 2022 Labor Agreements with the USW contain provisions that grant the USW a limited right to bid on the Company’s sale of a facility (or sale of a controlling interest in an entity owning a facility) covered by the 2022 Labor Agreements, excluding public equity offerings and/or the transfer of assets between U. S. Steel and its wholly owned subsidiaries. These agreements also require a minimum level of capital expenditures (subject to approval of the Board of Directors) to maintain the competitive status of the covered facilities, and place certain limited restrictions on our ability to replace product produced at a covered facility with product produced at other than Company facilities or affiliates or U.S. or Canadian facilities with employee protections similar to the protections found in the 2022 Labor Agreements when the Company is operating covered facilities below capacity. The provisions in the 2022 Labor Agreements, as well as current or future proposed labor legislation or regulations, could unfavorably impact certain business activities including pricing, operating costs, margins and/or our competitiveness in the marketplace.

Financial Risk Factors

Our business and execution of our strategy require substantial expenditures for capital investments, debt service obligations, operating leases and maintenance that we may be unable to fund, which may require other actions to satisfy our obligations under our debt.

We have approximately $3.9 billion of total debt (see Note 17 to the Consolidated Financial Statements). If our cash flows and capital resources are insufficient to fund our planned capital expenditures or debt service obligations, we may face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, terminate strategic projects, or to dispose of material assets or operations or issue additional debt or equity. We may not be able to take such actions, if necessary, on commercially reasonable terms or at all. The Credit Facility Agreement, the documents governing the USSK Credit Facility, the documents governing the Big River Steel ABL Facility and Big River Steel notes, and the indentures governing our existing senior unsecured notes may restrict our ability to dispose of assets and may also restrict our ability to raise debt or equity capital to be used to repay other debt when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results or operations and may place us at a competitive disadvantage with competitors who may have less indebtedness and other obligations or greater access to financing. In addition, the availability under our Credit Facility Agreement and Big River ABL Facility may be reduced if we have insufficient collateral, or if we do not meet a fixed charge coverage ratio test. Availability under the USSK Credit Agreement could be limited if USSK does not meet certain financial covenants.

Our ability to service or refinance our debt or fund investments and capital expenditures required to maintain or expand our business operations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control, such as inflation, rising interest rates, supply chain disruptions and the impacts of the war in Ukraine. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to satisfy our liquidity needs. In addition, the availability under certain of our debt instruments may be limited if we do not meet certain financial covenants. Furthermore, the agreements governing the BRS ABL Facility and other outstanding indebtedness of Big River Steel LLC and its subsidiaries limit their ability, subject to certain exceptions, to pay dividends or distributions or make other restricted payments, such that we may not be able to access the cash generated by these subsidiaries to fund our other expenditures.

If we cannot make scheduled payments on our debt, we will be in default and holders of our senior unsecured notes could declare all outstanding principal and interest to be due and payable, the lenders under the Sixth Amended and Restated Credit Agreement, the USSK Credit Facility and the Export Credit Facility could terminate their commitments to loan money, accelerate full repayment of any or all amounts outstanding (which may result in the cross acceleration of certain of our other debt obligations) and the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. All of these events would materially and adversely affect our financial position and results of operations.

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

Any decline in our operating results or downgrades in our credit ratings may make raising capital or entering into any business transaction more difficult, lead to reductions in the availability of credit or increased cost of credit, adversely affect the terms of future borrowings, may limit our ability to take advantage of potential business opportunities, may have an adverse effect on the terms under which we purchase goods and services, and lead to reductions in the availability of credit.

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

U. S. Steel contributes to a domestic multiemployer defined benefit pension plan, the SPT, for USW-represented employees formerly employed by National Steel and represented employees hired after May 2003. We have legal requirements for future funding of this plan should the SPT become significantly underfunded or we decide to withdraw from the plan. Either of these scenarios may negatively impact our future cash flows. The 2022 Labor Agreements increased the contribution rate for most steelworker employees. Collectively bargained company contributions to the plan could increase further as a result of future changes agreed to by the Company and the USW.

The accounting treatment of goodwill, equity method investments and other long-lived assets could result in future asset impairments, which would reduce our earnings.

We periodically test our goodwill, equity method investments and other long-lived assets to determine whether their estimated fair value is less than their value recorded on our balance sheet. The results of this testing for potential impairment may be adversely affected by uncertain market conditions for the global steel industry and general economic conditions. If we determine that the fair value of any of these assets is less than the value recorded on our balance sheet, and, in the case of equity method investments the decline is other than temporary, we would likely incur a non-cash impairment loss that would negatively impact our results of operations. We have incurred asset impairment charges in recent years, including during the year ended December 31, 2022, and there can be no assurances that continued market dynamics or other factors may not result in future impairment charges.

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

We use swaps, forward contracts and similar agreements to mitigate our exposure to volatility, which entails a variety of risks. The Commodity Future Trading Commission’s Dodd Frank and the EU’s European Market Infrastructure Regulation and other government agencies' regulatory frameworks can limit the Company’s ability to hedge interest rate, foreign exchange (FX), or commodity pricing exposures, which could expose us to increased economic risk. These frameworks may introduce additional compliance costs or liquidity requirements. Some counterparties may cease hedging as a result of increased regulatory cost burdens, which in turn may reduce U. S. Steel’s ability to hedge its interest rate, FX or commodity exposures.

We are a party to various legal proceedings, the resolution of which could negatively affect our profitability and cash flows in a particular period.

We are involved at any given time in various litigation matters, including administrative and regulatory proceedings, governmental investigations, environmental matters and commercial disputes. Our profitability and cash flows in a particular period could be negatively affected by an adverse ruling or settlement in any legal proceeding or investigation. While we believe that we have taken appropriate actions to mitigate and effectively manage these risks, due to the nature of our operations, these risks will continue to exist and additional legal proceedings or investigations may arise from time to time.

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

Reducing greenhouse gas (GHG) emissions from steelmaking operations to meet corporate targets or comply with new regulations as well as stakeholder expectations and mitigate potential physical impacts of climate change could significantly increase costs to manufacture future materials or reduce the amount of materials being manufactured.

Iron and steel producers around the world are facing mounting pressure to reduce greenhouse gas emissions from operations. The majority of greenhouse gas emissions from the production of iron and steel are caused by the combustion of fossil fuels, the use of electrical energy, and the use of coal, lime, and iron ore as feedstock. The two main production processes are the integrated route of blast furnace ironmaking in combination with basic oxygen furnace steelmaking (BOF) and the alternative route of electric arc furnace steelmaking. Both routes generate greenhouse gas emissions with the latter process, involving the electric arc melting of a majority of steel scrap, generating less than half that of the traditional integrated steelmaking process.

Federal, state and local governmental agencies within the United States may introduce regulatory changes in response to the potential impacts of climate change, including the introduction of carbon emissions limitations or trading mechanisms. Any such regulation regarding climate change and GHG emissions could impose significant costs on our operations and on the operations of our customers and suppliers, including increased energy, capital equipment, emissions controls, environmental monitoring and reporting and other costs in order to comply with current or future laws or regulations concerning climate change and GHG emissions. Any adopted future climate change and GHG regulations could negatively impact our ability, and that of our customers and suppliers, to compete with companies situated in areas not subject to or not complying with such limitations. Inconsistency of regulations may also change the attractiveness of the locations of some of the Company's assets and investments. In addition, changes in certain environmental regulations, including those that may impose output limitations or higher costs associated with climate change or greenhouse gas emissions, could substantially increase the cost of manufacturing and raw materials to us and other steel producers. For additional details, see “Part I – Item 1, Business – New and Emerging Environmental Regulations – United States and European Greenhouse Gas Emissions Regulations” above.

Additionally, the European Union has established aggressive CO2 reduction targets of 40 percent by 2030, against a 1990 baseline, and full carbon neutrality by 2050. As part of the European Green Deal the Commission proposed in September 2020 to raise the 2030 reduction target to at least 55 percent compared to 1990. The new target has yet to be endorsed by the European Parliament. An emission trading system (ETS) was established to encourage compliance with set emissions reduction targets. These aggressive targets require drastic measures within the steel industry to comply. The transition to EAF technology, as well as incremental gains in energy reduction, use of renewable energy, hydrogen-based steelmaking and continued asset and process improvements are expected to reduce our GHG footprint. However, the development of breakthrough technologies is likely required to continue the path of low to no carbon footprint in the steel industry. Implementation of new technologies will most likely require significant amounts of capital and an abundant source of low-cost hydrogen and/or green power, most likely leading to an increase in the cost of future steelmaking. In addition, the cost of emission allowances is forecast to increase, along with the number of allowances decreasing in the next several years. The price of CO2 emission allowances was 81 euro per metric ton as of December 31, 2022 and forecasts call for potential prices exceeding 100 euro per metric ton in future years.

Environmental, social and governance matters may impact our business and reputation.

In addition to the changing rules and regulations related to environmental, social and governance (ESG) matters imposed by governmental and self-regulatory organizations such as the SEC and the New York Stock Exchange, a variety of third-party organizations and institutional investors evaluate the performance of companies on ESG topics, and the results of these assessments are widely publicized. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Reduced access to or increased cost of capital may occur as financial institutions and investors increase expectations related to ESG matters.

Developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Furthermore, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals, including our previously announced commitments to reduce greenhouse gas emissions, within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

New and changing data privacy laws and cross-border transfer requirements could have a negative impact on our business and operations.

Our business depends on the processing and transfer of data between our affiliated entities, to and from our business partners, and with third-party service providers, and of our employees, which may be subject to data privacy laws and/or cross-border transfer restrictions. In North America and Europe, new legislation and changes to the requirements or applicability of existing laws, as well as evolving standards and judicial and regulatory interpretations of such laws, may impact U. S. Steel’s ability to effectively process and transfer data both within the United States and across borders in support of our business operations and/or keep pace with specific requirements regarding safeguarding and handling personal information. While U. S. Steel takes steps to comply with these legal requirements, non-compliance could lead to possible administrative, civil, or criminal liability, as well as reputational harm to the Company and its employees. The costs of compliance with privacy laws and the potential for fines and penalties in the event of a breach may have a negative impact on our business and operations.

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

Mining Properties

Summary Overview of Mining Operations

U. S. Steel operates two surface iron ore mining complexes in Minnesota consisting of the Minntac Mine and Pellet Plant and the Keetac Mine and Pellet Plant, which are wholly owned by the Company. As of December 31, 2022, U. S. Steel owns a minority interest in the iron ore mining assets of Hibbing Taconite Company.

The following table provides a summary of the net book value of the land and PP&E at the Minntac and Keetac mines as of December 31, 2022:

	Gross	Accumulated	Net Book
(in millions)	Value	Depreciation	Value
Minntac Mine and Pellet Plant
Land	$30	$—	$30
Other property, plant and equipment	1,558	1,232	326
Total	$1,588	$1,232	$356
Keetac Mine and Pellet Plant
Land	$7	$—	$7
Other property, plant and equipment	298	177	121
Total	$305	$177	$128

The following table provides a summary of our mineral production by mining complex for each reportable period:

Iron Ore Pellets	Production
(Millions of short tons)	2022	2021	2020
Iron Ore Pellets
Minntac Mine and Pellet Plant	15.1	16.1	14.1
Keetac Mine and Pellet Plant	5.9	6.0	2.0
Hibbing Taconite Company (1)	0.9	1.3	0.9
Total	21.9	23.4	17.0
(1) Represents U. S. Steel's proportionate share of production as these investments are unconsolidated equity affiliates.

In accordance with Regulation S-K, Items 1300-1305, we engaged DRA Global and Barr Engineering Co. to provide feasibility studies and technical report summaries for our material mining operations at Minntac and Keetac in 2021. The majority shareholders of the Hibbing Taconite Company separately engaged qualified persons to perform the same procedures at the Hibbing Taconite Mine in 2021. Accordingly, the figures below for the Hibbing Taconite Mine were provided by the majority shareholders using the reports provided by the qualified persons. The tables showing resources and reserves by mining property were prepared using the results of the procedures performed by the qualified persons designated by each organization, which have no affiliation with or interest in our material mining properties.

Regulation S-K, Item 1302, requires registrants to file the technical report summary as an exhibit to the Form 10-K filing when disclosing for the first time mineral reserves or resources or when there has been a material change in the mineral reserves or resources since the last technical report summary filed for the properties. The Company did not have any material changes to its reserves or resources during 2022, nor is it disclosing any mineral reserves or resources for the first time. Accordingly, the technical report summary is not filed as an exhibit with the 2022 Form 10-K.

Minntac Mine and Pellet Plant

The Minntac Mine and Pellet Plant is located in Mountain Iron, Minnesota and is wholly owned and operated by U. S. Steel. On April 30, 2020, the Company granted Stelco Inc. (Stelco) a purchase option to acquire a 25 percent interest in the Minntac mining operations. The option can be exercised at any time before January 31, 2027. For more information regarding the purchase option, please see Note 20 to the Consolidated Financial Statements. The Minntac Mine has 25,420 acres of surface rights. The surface mine in the production stage whereby taconite iron ore is mined using the Truck-Shovel method. The mine is approximately 55 years old and has been operated by U. S. Steel since 1967. For discussions regarding encumbrances, violations, fines, etc. related to the Minntac Mine, see Item 3. Legal Proceedings.

The following table provides details of our iron ore resources and reserves at Minntac for the year ended December 31, 2022. Resources below are stated exclusive of reserves.

Minntac Mine and Pellet Plant
	Amount			Grades/Qualities		Cut-off Grades		Metallurgical Recovery
(Millions of short tons)	2022	2021	Change (%)	MagFe%	Concentrate Silica %	Min MagFe %	Max Concentrate Silica %	Weight Recovery %
Measured mineral resources	—	—	—%	—	—	—	—	—
Indicated mineral resources	251.00	251.00	—%	18.20	5.51	14.00	10.00	23.65
Measured + indicated mineral resources	251.00	251.00	—%	18.20	5.51	14.00	10.00	23.65
Inferred mineral resources	149.10	149.10	—%	18.05	6.27	14.00	10.00	22.50

Proven mineral reserves	—	—	—%	—	—	—	—	—
Probable mineral reserves	266.10	281.20	(5)%	19.29	5.59	14.00	10.00	25.11
Total mineral reserves	266.10	281.20	(5)%	19.29	5.59	14.00	10.00	25.11

Keetac Mine and Pellet Plant

The Keetac Mine and Pellet Plant is located in Keewatin, Minnesota and is wholly owned and operated by U. S. Steel. The Keetac Mine has 18,020 acres of surface rights. The surface mine is in the production stage whereby taconite iron ore is mined using the Truck-Shovel method. The mine is approximately 55 years old and has been operated by U. S. Steel since 2003, when it was acquired as part of the Company's purchase of National Steel Corporation. For discussions regarding encumbrances, violations, fines, etc. related to the Keetac Mine, see Item 3. Legal Proceedings.

The following table provides details of our iron ore resources and reserves at Keetac for the year ended December 31, 2022. Resources below are stated exclusive of reserves.

Keetac Mine and Pellet Plant
	Amount			Grades/Qualities		Cut-off Grades		Metallurgical Recovery
(Millions of short tons)	2022	2021	Change (%)	MagFe%	Concentrate Silica %	Min MagFe %	Max Concentrate Silica %	Weight Recovery %
Measured mineral resources	—	—	—%	—	—	—	—	—
Indicated mineral resources	192.90	192.90	—%	18.93	3.40	14.00	9.00	27.34
Measured + indicated mineral resources	192.90	192.90	—%	18.93	3.40	14.00	9.00	27.34
Inferred mineral resources	160.50	160.50	—%	18.83	3.81	14.00	9.00	27.30

Proven mineral reserves	—	—	—%	—	—	—	—	—
Probable mineral reserves	179.30	185.20	(3)%	19.29	3.57	14.00	9.00	20.97
Total mineral reserves	179.30	185.20	(3)%	19.29	3.57	14.00	9.00	20.97

Hibbing Taconite Mine

U. S. Steel maintains a minority interest in the Hibbing Taconite Mine, which is majority-owned by Cleveland-Cliffs, Inc. and located in Hibbing, Minnesota. The Hibbing Mine has 30,760 acres of surface rights, of which 1,150 acres are associated with mineral leases. The majority of the mineral rights are leased. 6,640 acres of mineral leases are expiring between 2023 and 2056. The taconite iron ore mine is currently in the production stage.

The following table provides details of our proportionate share of iron ore resources and reserves at Hibbing for the year ended December 31, 2022. Resources below are stated exclusive of reserves.

Hibbing Taconite Company (1)
	Amount			Grades/Qualities
(Millions of short tons)	2022	2021	Change (%)	MagFe%
Measured mineral resources	0.40	0.40	—%	19.20
Indicated mineral resources	—	—	—%	18.70
Measured + indicated mineral resources	0.40	0.40	—%	19.20
Inferred mineral resources	—	—	—%	—

Proven mineral reserves	3.30	4.20	(21.43)%	18.70
Probable mineral reserves	0.40	0.40	—%	18.70
Total mineral reserves	3.70	4.60	(19.57)%	18.70
(1) Represents U. S. Steel’s proportionate share of proven and probable reserves and production as these investments are unconsolidated equity affiliates.

Internal Controls

U. S. Steel estimates its iron ore resources and reserves using exploration drill holes, physical inspections, sampling, laboratory testing, 3-D computer models, economic pit analysis and fully-developed pit designs for its operating mines. Estimates for our share of unconsolidated equity affiliates are based upon information supplied by the joint ventures. Refer to sections 2 and 3 of the technical report summaries filed as Exhibit 96.1 to our 2021 Form 10-K for further details.

Item 3. LEGAL PROCEEDINGS

General Litigation

On June 8, 2021, JSW Steel (USA) Inc. and JSW Steel USA Ohio, Inc. (collectively, JSW), U.S. based subsidiaries of Indian steelmaker JSW Steel, filed suit in the United States District Court for the Southern District of Texas against Nucor, U. S. Steel, AK Steel Holding Group and Cleveland-Cliffs (collectively, the JSW Defendants) alleging that the Defendants operated as a cartel and formed a conspiracy to boycott JSW from obtaining semi-finished steel slabs. JSW alleges that the JSW Defendants acted in violation of Section 1 of the Sherman Act and the Clayton Act (federal antitrust), and violation of the Texas Free Enterprise and Antitrust Act. JSW also alleges that the JSW Defendants formed a civil conspiracy in violation of Texas common law, and that the JSW Defendants tortiously interfered with JSW’s business relationships. The basis for JSW’s allegations relate to the JSW Defendants participation in the DOC's Section 232 process, including the JSW Defendants’ support of the enactment of the President’s Section 232 proclamation, statements made by the JSW Defendants after the enactment of Section 232, and the JSW Defendants’ participation in the Section 232 exclusion process. Plaintiffs seek monetary damages including $45 million for payment of Section 232 tariffs and unspecified amounts for financial penalties, termination fees and lost profits as well as other damages. U. S. Steel, along with the other JSW Defendants, filed a Motion to Dismiss the case on August 17, 2021. On February 17, 2022, the Court issued an opinion dismissing JSW’s antitrust complaint with prejudice. JSW filed a timely notice of appeal with the United States Court of Appeals for the Fifth Circuit. The matter is fully briefed and is scheduled for oral argument at the Fifth Circuit in first quarter 2023. The Company continues to vigorously defend the matter.

On October 2, 2017, an Amended Shareholder Class Action Complaint was filed in the United States District Court for the Western District of Pennsylvania consolidating previously-filed actions. Separately, five related shareholder derivative lawsuits were filed in state and federal courts in Pittsburgh, Pennsylvania and the Delaware Court of Chancery. The underlying consolidated class action lawsuit alleges that U. S. Steel, certain current and former officers, an upper-level manager of the Company and the financial underwriters who participated in the August 2016 secondary public offering of the Company's common stock (collectively, the "Class Action Defendants") violated federal securities laws in making false statements and/or failing to discover and disclose material information regarding the financial condition of the Company. The lawsuit claims that this conduct caused a prospective class of plaintiffs to sustain damages during the period from January 27, 2016 to April 25, 2017 as a result of the prospective class purchasing the Company's common stock at artificially inflated prices and/or suffering losses when the price of the common stock dropped. The derivative lawsuits generally make the same allegations against the same officers and also allege that certain current and former members of the Board of Directors failed to exercise appropriate control and oversight over the Company and were unjustly compensated. The plaintiffs seek to recover losses that were allegedly sustained. The Class Action Defendants moved to dismiss plaintiffs’ claims. On September 29, 2018 the Court ruled on those motions granting them in part and denying them in part. On March 18, 2019, the plaintiffs withdrew the claims against the Class Action Defendants related to the 2016 secondary offering. As a result, the underwriters are no longer parties to the case. On December 31, 2019, the court granted the Plaintiffs' motion to certify the proceeding as a class action. The Company's appeal of that decision was denied. Discovery followed and concluded. On May 20, 2022, the Plaintiffs and Class Action Defendants agreed to settle the Shareholder Class Action in the amount of $40 million to be fully funded by the Company’s insurers. Court approval of the class action settlement is currently pending with a Final Approval Hearing set for March 20, 2023. The related derivative cases, which were previously stayed, are now proceeding and the Company will vigorously defend against the derivative lawsuits.

On December 24, 2018, U. S. Steel's Clairton Plant experienced a fire, affecting portions of the facility involved in desulfurization of the coke oven gas generated during the coking process. With the desulfurization process out of operation as a result of the fire, U. S. Steel was not able to certify compliance with Clairton Plant’s Title V permit levels for sulfur emissions. U. S. Steel promptly notified ACHD, which has regulatory jurisdiction for the Title V permit, and updated the ACHD regularly on efforts to mitigate any potential environmental impacts until the desulfurization process was returned to normal operations. Of the approximately 2,400 hours between the date of the fire and April 4, 2019, when the Company resumed desulfurization, there were ten intermittent hours where average SO2 emissions exceeded the hourly NAAQS for SO2 at the Allegheny County regional air quality monitors located in Liberty and North Braddock boroughs, which are near U. S. Steel's Mon Valley Works facilities. On April 29, 2019, PennEnvironment and Clean Air Council, both environmental, non-governmental organizations filed a Complaint in Federal Court in the Western District of Pennsylvania. The ACHD was subsequently granted intervenor status. Collectively the parties seek injunctive relief and civil penalties regarding the alleged Permit violations following the fire. Discovery has concluded. The court denied the parties’ respective Motions for Summary Judgment. A non-jury trial is currently scheduled to take place in April and May of 2023. The Company will continue to vigorously defend against the matter.

Asbestos Litigation
See Note 26 to our Consolidated Financial Statements, Contingencies and Commitments for a description of our asbestos litigation.

ENVIRONMENTAL PROCEEDINGS

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of December 31, 2022, under federal and state environmental laws, and which U. S. Steel reasonably believes may result in monetary sanctions of at least $1 million (the threshold chosen by U. S. Steel as permitted by Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended). Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

As of December 31, 2022, U. S. Steel has received information requests or been identified as a PRP at a total of four CERCLA sites, three of which have liabilities that have not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at the other site will be over $5 million as described below.

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

Remediation contracts were issued by both USS and GLNPO for the first phase of the remedial work at the site during the fourth quarter of 2020. USS and GLNPO have completed the second phase of work at the site which extended through early 2022. The final phase of the remedial design has been defined and another amendment to the Project Agreement between U.S. Steel and GLNPO was executed in December 2021. Execution of this final phase is in progress and is expected to extend through 2023. USS' portion of additional, design, oversight costs and implementation of all three phases of the preferred remedial alternative on the upland property and Estuary are currently estimated as of December 31, 2022 at approximately $22 million.

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

Gary Works

On October 23, 1998, the U.S. EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform a RCRA Facility Investigation (RFI), a Corrective Measures Study (CMS) and Corrective Measure Implementation. Evaluations are underway at six groundwater areas on the east side of the facility. A remedial groundwater treatment system has been operating at one of the six areas since 2021. An Interim Stabilization Measure work plan was recently approved by the U.S. EPA for a second area and a contractor has begun installation of the remedial system. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $28 million as of December 31, 2022, based on our current estimate of known remaining costs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel had determined the most effective means to address the majority of impacted materials was to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel awarded a contract for the implementation of the CAMU project during the fourth quarter of 2018. Construction, waste stabilization and placement along with closure of the CAMU were substantially completed in the fourth quarter of 2020. U. S. Steel has an accrued liability of approximately $19 million as of December 31, 2022, for our estimated share of the remaining costs of remediation at the site.

USS-UPI LLC (UPI)

In February 2020, U. S. Steel purchased the remaining 50 percent interest in USS-POSCO Industries, a former joint venture that is located in Pittsburg, California between subsidiaries of U. S. Steel and POSCO, now known as USS-UPI, LLC. Prior to formation of the joint venture, UPI's facilities were previously owned and operated solely by U. S. Steel, which assumed responsibility for the existing environmental conditions. U. S. Steel continues to monitor the impacts of the remedial plan implemented in 2016 to address groundwater impacts from trichloroethylene at SWMU 4. Evaluations continue for the SWMUs, known as the Northern Boundary Group, and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As such, there has been no material change in the status of the project during the twelve months ended December 31, 2022. As of December 31, 2022, approximately $1 million has been accrued for ongoing environmental studies, investigations and remedy monitoring. Significant additional costs associated with this site are possible and are referenced in Note 26 to the Consolidated Financial Statements, Contingencies and Commitments, Environmental Matters, Remediation Projects, Projects with Ongoing Study and Scope Development. See Note 5 to the Consolidated Financial Statements for further details regarding U. S. Steel's purchase of UPI.

Cherryvale, KS Zinc

In April 2003, U. S. Steel and Salomon Smith Barney Holdings, Inc. entered into a Consent Order with the Kansas Department of Health & Environment (KDHE) concerning a former zinc smelting operation in Cherryvale, Kansas. Remediation of the site proper was essentially completed in 2007. The Consent Order was amended on May 3, 2013 to require investigation (but not remediation) of potential contamination beyond the boundary of the former zinc smelting operation. On November 22, 2016, KDHE approved a State Cooperative Final Agency Decision Statement that identified the remedy selected to address potential contamination beyond the boundary of the former zinc smelting site. The Removal Action Design Plan was approved during the second quarter of 2018. The Waste Deposition Area design and the Interim Risk Management Plan (which includes institutional controls) were approved by KDHE during the fourth quarter of 2018. An amended consent order for remediation was signed in May 2019 and a remediation contract was executed in June 2019. Remediation work was substantially completed in the 4th quarter of 2022. U. S. Steel has an accrued liability of approximately $908,000 as of December 31, 2022, for our estimated share of the remaining cost of remediation.

Fairfield Works

A consent decree was signed by U. S. Steel, the U.S EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) in December 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management, with the approval of the U.S. EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. While work continues on different aspects of the program, there has been no material change in the status of the project during the year ended December 31, 2022. In total, the accrued liability for remaining work under the Corrective Action Program, was approximately $377,000 at December 31, 2022. Significant additional costs associated with this site are possible and are referenced in Note 26 to the Consolidated Financial Statements “Contingencies and Commitments, Environmental Matters, Remediation Projects, Projects with Ongoing Study and Scope Development.”

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

Minnesota Ore Operations

On February 6, 2013, the U.S. EPA published a FIP that applies to taconite facilities in Minnesota. The FIP establishes and requires emission limits and the use of low NOx reduction technology on indurating furnaces as Best Available Retrofit Technology (BART). While U. S. Steel installed low NOx burners on three furnaces at Minntac and is currently obligated to install low NOx burners on the two other furnaces at Minntac pursuant to existing agreements and permits, the rule would require the installation of a low NOx burner on the one furnace at Keetac for which U. S. Steel did not have an otherwise existing obligation. U. S. Steel estimates expenditures associated with the installation of low NOx burners of as much as $25 million to $30 million. In 2013, U. S. Steel filed a petition for administrative reconsideration to the U.S. EPA and a petition for judicial review of the 2013 FIP and denial of the Minnesota State Implementation Plan (SIP) to the Eighth Circuit. In April 2016, the U.S. EPA promulgated a revised FIP with the same substantive requirements for U. S. Steel. In June 2016, U. S. Steel filed a petition for administrative reconsideration of the 2016 FIP to the U.S. EPA and a petition for judicial review of the 2016 FIP before the Eighth Circuit Court of Appeals. While the proceedings regarding the petition for judicial review of the 2013 FIP remained stayed, oral arguments regarding the petition for judicial review of the 2016 FIP were heard by the Eighth Circuit Court of Appeals on November 15, 2017. Thus, both petitions for judicial review remain with the Eighth Circuit. On December 4, 2017, the U.S. EPA published a notification in the Federal Register in which the U.S. EPA denied U. S. Steel’s administrative petitions for reconsideration and stay of the 2013 FIP and 2016 FIP. On February 1, 2018, U. S. Steel filed a petition for judicial review of the U.S. EPA’s denial of the administrative petitions for reconsideration to the Eighth Circuit Court of Appeals. The U.S. EPA and U. S. Steel reached a settlement regarding the five indurating lines at Minntac. After proposing a revised FIP and responding to public comments, on March 2, 2021, the U.S. EPA promulgated a final revised FIP incorporating the conditions and limits for Minntac to which the parties agreed. U. S. Steel and the U.S. EPA continue to negotiate resolution for Keetac.

Mon Valley Works

On November 9, 2017, the U.S. EPA Region III and ACHD jointly issued a Notice of Violation (NOV) regarding the Company’s Edgar Thomson facility in Braddock, Pennsylvania. In addition, on November 20, 2017, ACHD issued a separate, but related, NOV to the Company regarding the Edgar Thomson facility. In the NOVs, based upon their inspections and review of documents collected, the agencies allege that the Company has violated the CAA by exceeding the allowable visible emission standards from certain operations during isolated events. In addition, the agencies allege that the Company has violated certain maintenance, reporting, and recordkeeping requirements. U. S. Steel met with the U.S. EPA Region III and ACHD several times. On May 17, 2022, the United States Department of Justice (the DOJ), the U.S. EPA Region III and the ACHD filed a Complaint in the United States District Court for the Western District of Pennsylvania and lodged a proposed Consent Decree negotiated in good faith between U. S. Steel, DOJ, the U.S. EPA Region III and ACHD that will resolve this matter. On December 16, 2022, the Court approved the Consent Decree and it is currently in effect.

On March 2, 2022, the Company received a stipulated penalty demand for $0.9 million from the Allegheny County Health Department (ACHD) pursuant to the June 2019 Settlement Agreement and Order (SAO) between the Company and ACHD. In the demand notice, ACHD alleges that based upon daily visible emission observation inspections occurring April 1, 2021 through December 31, 2021, the Company’s Clairton plant violated applicable opacity standards from coke battery fugitive emission sources. The Company disagrees with the bases for the demand. The Company has initiated dispute resolution in accordance with the SAO and is attempting to reach a negotiated resolution of the matter.

On March 7, 2022, the Company received an enforcement order from the ACHD that includes a civil penalty demand for $1.8 million. In the Order, the ACHD alleges that the Company’s Clairton plant is solely and entirely culpable for 153 alleged exceedances of the Pennsylvania hydrogen sulfide ambient air standard that are reported to have occurred during January 1, 2020 through March 1, 2022. The Company disagrees with the bases for the demand. On April 5, 2022, the Company appealed the Order and is vigorously defending the matter. On September 1, 2022, after conferring with ACHD and the Company, the ACHD Hearing Officer issued an order requiring discovery to be completed by June 1, 2023 with a hearing date of September 18, 2023.

On March 24, 2022, the Company received an enforcement order from the ACHD that includes a civil penalty demand for $4.6 million for alleged air permit violations occurring between January 1, 2020 through March 15, 2022 regarding the Company’s Clairton plant’s coke oven pushing emission control systems. The Company disagrees with the bases for the demand and has appealed the Order. On September 1, 2022, after conferring with ACHD and the Company, the ACHD Hearing Officer issued an order requiring discovery to be completed by June 1, 2023 with a hearing date of September 25, 2023.

Item 4. MINE SAFETY DISCLOSURE

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-K.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The executive officers of U. S. Steel and their ages as of February 1, 2023, are as follows:

Name	Age	Title	Executive Officer Since
Daniel R. Brown	50	Senior Vice President - Advanced Technology Steelmaking & Chief Operating Officer, Big River Steel Works	February 1, 2022
James E. Bruno	57	Senior Vice President - European Solutions and President USSK	December 1, 2014
Scott D. Buckiso	55	Senior Vice President and Chief Manufacturing Officer North American Flat-Rolled	May 31, 2015
David B. Burritt	67	President & Chief Executive Officer	September 1, 2013
Richard L. Fruehauf	55	Senior Vice President - Chief Strategy & Sustainability Officer	March 1, 2019
Jessica T. Graziano	49	Senior Vice President & Chief Financial Officer	August 8, 2022
Manpreet S. Grewal	43	Vice President, Controller & Chief Accounting Officer	March 30, 2020
Duane D. Holloway	50	Senior Vice President, General Counsel and Chief Ethics & Compliance Officer	April 16, 2018
Kenneth E. Jaycox	55	Senior Vice President and Chief Commercial Officer	September 28, 2020

Messrs. Brown, Bruno, Buckiso, Burritt and Fruehauf have held responsible management or professional positions with U. S. Steel or its subsidiaries for more than the past five years. Prior to joining U. S. Steel in 2022, Ms. Graziano spent eight years with United Rentals, Inc, culminating in her position as Executive Vice President and Chief Financial Officer. Prior to her work with United Rentals, Ms. Graziano spent five years at Revlon, Inc. where she advanced through positions of increasing responsibility culminating in her being named Senior Vice President, Chief Accounting Officer and Corporate Controller. Prior to joining U. S. Steel in 2020, Mr. Jaycox served as Vice President, Transformation at Sysco Corporation where during his seven-year tenure, he progressed through a series of executive responsibilities including transformation, sales development and support, and revenue management. Prior to joining U. S. Steel in 2020, Mr. Grewal served as vice president, business finance, controller and chief accounting officer at Covanta since February 2017. Prior to Covanta, Mr. Grewal spent fourteen years at Johnson Controls Incorporated (formerly Tyco International) in increasingly responsible roles, including internal audit, accounting, controllership, and financial planning and analysis. Prior to joining U. S. Steel in 2018, Mr. Holloway served as executive vice president and general counsel at Ascena Retail Group Inc. During his time at Ascena, Mr. Holloway served as global chief legal, compliance, sustainability and diversity officer. Prior to his work at Ascena, Mr. Holloway served as vice president and deputy general counsel for CoreLogic Inc., the leading global residential property information, analytics and data-enabled solutions provider.

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

As of January 30, 2023, there were 10,657 registered holders of U. S. Steel common stock.

The Board of Directors currently intends to declare and pay dividends on shares of U. S. Steel common stock based on the financial condition and results of operations of U. S. Steel out of legally available funds and in accordance with the requirements set forth by applicable law. Quarterly dividends were declared by U. S. Steel in 2022 in the amount of five cents per share. Quarterly dividends were declared by U. S. Steel in 2021 in the amount of one cent per share in the first, second and third quarters and five cents per share in the fourth quarter.

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

Approximately $50 million of common stock was repurchased in January 2023, and there is currently approximately $251 million remaining under the current authorizations.

Share repurchase activity under the Company's stock repurchase authorization during the three months ended December 31, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs in effect at December 31, 2022 (a)
October 1 - 31, 2022	—	$—	—	$451,000,800
November 1 - 30, 2022	2,243,200	$24.61	2,243,200	$395,788,300
December 1 - 31, 2022	3,673,509	$25.80	3,673,509	$301,000,800
Quarter ended December 31, 2022	5,916,709	$25.35	5,916,709	$301,000,800
(a) On October 25, 2021, the Board of Directors authorized a share repurchase program to repurchase up to $300 million of our outstanding common stock at the discretion of management. On January 24, 2022 the Board of Directors authorized an additional $500 million under the share repurchase program. Each of the repurchase programs have no expiration date. On July 25, 2022, following the completion of the previously authorized $800 million share repurchase programs, the Board of Directors authorized a new share repurchase program that allows for the repurchase of up to $500 million of its outstanding common stock. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, the shares will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, depending upon market conditions. The repurchase program has no expiration date.

Stockholder Return Performance

The graph below assumes $100 invested on December 31, 2017 and compares the yearly change in cumulative total stockholder return of our common stock with the cumulative total return of the Standard & Poor’s (S&P) 500 Stock Index and the S&P 600 Steel Index, and assumes that all dividends were reinvested.

Comparison of Cumulative Total Return
on $100 Invested in U. S. Steel Stock on December 31, 2017
vs
S&P 500 and S&P 600 Steel Index

U.S. Steel
S&P 500
S&P 600 Steel Index
200
150
100
50
0
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022

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

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related Notes that appear elsewhere in this document. Please refer to Item 7 of our 2021 Form 10-K for further discussion and analysis of our 2020 financial condition and results of operations.

Overview

2022 marked our second-best financial year in the Company's history with continued execution of our strategy. Each of our operating segments contributed meaningfully to 2022's success, while delivering record safety performance and strong operational excellence, quality, and reliability for our customers. We continued to invest in our future by progressing on key strategic projects and we also rewarded stockholders in 2022 with direct returns, including a quarterly dividend and share repurchases. In the second half of 2022, we quickly responded to changing market dynamics by temporarily idling certain operations to better balance steel supply with customer demand.

U. S. Steel's results in 2022 compared to the previous year for the four reportable segments, except for Tubular Products (Tubular), generally declined from challenging business conditions:

•North American Flat-Rolled (Flat-Rolled): Flat-Rolled results declined primarily due to lower sales volume across most consumer and manufacturing industries and increased material, energy and operating costs, partially offset by higher sales price.

•Mini Mill: Mini Mill results declined primarily due to lower sales prices and higher raw material costs.

•U. S. Steel Europe (USSE): USSE results declined primarily due to lower sales volume, increased raw material and energy costs and the weakening euro exchange rate, partially offset by higher sales price.

•Tubular: Tubular results improved primarily due to increased volume, higher sales price and improved premium product mix, driven by the steady increase of drilling activity, partially offset by continued high levels of imports.

Fluctuations in the market price of raw materials and other inflationary impacts have affected the results of each of our reportable segments, and fluctuations going-forward are reasonably likely to have a material impact on future results. We could experience inflation related headwinds in 2023 for certain raw materials and other costs.

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

USSE purchases certain raw materials from sources that procure supply from Russia, including natural gas and iron ore. Since the onset of the war, and before, USSE has been building its inventory of iron ore and coal and procuring them through alternate sources. Current levels of iron ore and coal are sufficient to serve customer demand through the end of the first quarter 2023.

With the EU prohibiting purchases of coal from suppliers in Russia, new purchases of coal originating from Russia have stopped. The Company has built up sufficient inventory on site or in-transit to meet current customer demand. Efforts to secure alternate sources of supply are underway to continue meeting demand.

Additionally, Russian supply of natural gas to Europe has decreased significantly in response to enacted sanctions. However, Slovakia has natural gas storage and access to additional supply from countries including Norway, the U.S. and Africa. Together, these sources are enough to support the country's expected consumption through the 2023 winter season, which includes demand for natural gas for our USSE segment operations.

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

Goodwill and intangible assets – Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment testing annually, or more frequently if events or changes in circumstances indicate the asset might be impaired. We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis.

We review goodwill for impairment utilizing either a qualitative assessment or a quantitative goodwill impairment test. If we choose to perform a qualitative assessment and we determine that the fair value of the reporting unit more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the quantitative goodwill impairment test, we compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, we do not consider the goodwill impaired. If the carrying value is higher than the fair value, we recognize the difference as an impairment loss.

A quantitative goodwill impairment testing process requires valuation of the respective reporting unit, which we primarily determine using an income approach based on a discounted five year forecasted cash flow including a terminal value. We compute the terminal value using the constant growth method, which values the forecasted cash flows in perpetuity. The assumptions about future cash flows and growth rates are based on the respective reporting unit's long-term forecast and are subject to review and approval by senior management. A reporting unit's discount rate is a significant assumption and is a risk-adjusted weighted average cost of capital, which we believe approximates the rate from a market participant's perspective. The estimated fair value could be impacted by changes in market conditions, interest rates, growth rates, tax rates, costs, pricing and capital expenditures. We categorize the fair value determination as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

Our Mini Mill reporting unit holds the goodwill recognized as a result of the Company's acquisition of Big River Steel and currently is our only reporting unit that has a significant amount of goodwill. This goodwill is primarily attributable to Big River Steel's operational abilities, workforce and the anticipated benefits from their recent expansion. U. S. Steel completed its annual goodwill impairment test using a quantitative analysis during the fourth quarter of 2022 and determined there was no impairment of goodwill.

Intangible assets with indefinite lives are also subject to at least annual impairment testing, which compares the fair value of the intangible assets with their carrying amounts. U. S. Steel has determined that certain of its acquired intangible assets have indefinite useful lives. These assets are also reviewed for impairment annually in the fourth quarter and whenever events or circumstances indicate the carrying value may not be recoverable. U. S. Steel completed its annual evaluation of its indefinite-lived water rights using a qualitative assessment and determined there was no indication of impairment. Key assumptions included in this test relate to the relevant market rate of an acre foot of water.

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

Inventories – Inventories are carried at the lower of cost or market for last-in, first-out (LIFO), moving average and first-in, first-out (FIFO) method inventories. The predominant method of inventory costing for Flat-Rolled and Tubular is LIFO. The Mini Mill segment uses FIFO for raw materials and a moving average costing method to account for semi-finished and finished products. FIFO is the predominant inventory costing method used by the USSE segment. The LIFO method of inventory costing was used on 43 percent and 46 percent of consolidated inventories at December 31, 2022 and 2021, respectively. Since the LIFO inventory valuation methodology is an annual calculation, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by estimating the year-end inventory amounts. The projections of annual LIFO inventory amounts are updated quarterly. Changes in U.S. GAAP rules or tax law, such as the elimination of the LIFO method of accounting for inventories, could negatively affect our profitability and cash flow.

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

U. S. Steel’s investment strategy for its U.S. pension and Other Benefits plan assets provides for a diversified mix of high-quality bonds, public equities and selected smaller investments in private equities, private credit, timber and mineral interests. For its

U.S. pension, U. S. Steel has a target allocation for plan assets of 50 percent in fixed income investments. The balance is invested in equity securities, timber, private equity and real estate partnerships. U. S. Steel believes that returns on equities over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds tend to offset some of the short-term volatility of stocks. Both equity and fixed-income investments are made across a broad range of industries and companies (both domestic and foreign) to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel will use a 6.90 percent assumed rate of return on assets for the development of net periodic cost for the main defined benefit pension plan in 2023. Actual returns since the inception of the plan have exceeded this 6.90 percent rate and while recent annual returns have been volatile, it is U. S. Steel’s expectation that rates will achieve this level in future periods.

For its Other Benefits plan, U. S. Steel is employing a liability driven investment strategy. The plan assets are allocated to match the plan cash flows with maturing investments. To achieve this strategy, U. S. Steel has a target allocation for plan assets of 88 percent in fixed income and private credit. The balance is primarily invested in equity securities, timber, private equity and real estate partnerships. U. S. Steel will use a 4.50 percent assumed rate of return on assets for the development of net periodic cost for its Other Benefit plans for 2023. The 2023 assumed rate of return was updated after a review of capital market forecasted returns based on target allocations. The expected asset return for 2023 will continue to be 4.50 percent.

The expected long-term rate of return on plan assets is applied to the market value of assets as of the beginning of the period less expected benefit payments and considering any planned contributions.

To determine the discount rate used to measure our pension and Other Benefit obligations for U.S. plans we utilize a bond matching approach to select specific bonds that would satisfy our projected benefit payments. At December 31, 2022, the weighted average discount rate used for our pension and Other Benefit obligations was determined to be 5.55 percent and 5.66 percent, respectively, compared to the weighted average discount rate used of 3.01 percent and 3.11 percent, respectively, at December 31, 2021. The discount rate reflects the current rate at which we estimate the pension and Other Benefits liabilities could be effectively settled at the measurement date.

U. S. Steel reviews its actual historical rate experience and expectations of future health care cost trends to determine the escalation of per capita health care costs under U. S. Steel’s benefit plans. Approximately 75 percent of our costs for the domestic United Steelworkers (USW) participants’ retiree health benefits in the Company’s main domestic benefit plan are limited to a per capita dollar maximum calculation based on 2006 base year actual costs incurred under the main U. S. Steel benefit plan for USW participants (cost cap). The full effect of the cost cap is expected to be realized around 2030. After 2030, the Company’s costs for a majority of USW retirees and their dependents are expected to remain fixed and as a result, the cost impact of health care escalation for the Company is projected to be limited for this group (see Note 18 to the Consolidated Financial Statements). For measurement of its domestic retiree medical plans where health care cost escalation is applicable, U. S. Steel has assumed an initial escalation rate of 6.00 percent for 2023. This rate is assumed to decrease gradually to an ultimate rate of 4.50 percent in 2038 and remain at that level thereafter.

Net periodic pension benefit cost (credit), including multiemployer plans, is expected to total approximately $39 million in 2023 compared to $6 million in 2022. Excluding settlement and special termination losses totaling $12 million in 2022, the increase in net periodic pension benefit cost in 2023 is primarily due to 2022 asset performance and an increase in prior service cost. Net periodic other benefit (credit) in 2023 is expected to be approximately $(83) million, compared to $(108) million in 2022. The expected decrease in the 2023 net periodic other benefit (credit) is primarily due to the transfer of $595 million in surplus funds from the Post Retirement Benefit Trust (VEBA) assets to be used for active insurance benefits. See Note 18 to the Consolidated Financial Statements, “Pensions and Other Benefits.”

The table below projects the incremental effect of a hypothetical one percentage point change in significant assumptions used in determining the funded status and net periodic benefit cost for pension and other benefits:

	Hypothetical Rate Change Increase (Decrease)
(In millions)	1%	(1)%
Expected return on plan assets
Incremental (decrease) increase in:
Net periodic pension and other benefits costs for 2023	$(60)	$60
Discount rate
Incremental (decrease) increase in:
Net periodic pension and other benefits costs for 2023	$(4)	$11
Pension & other benefits obligations at December 31, 2022	$(411)	$474

Changes in the assumptions for expected annual return on plan assets and the discount rate used for accounting purposes do not impact the funding calculations used to derive minimum funding requirements for the pension plan. However, the discount rate required for minimum funding purposes is also based on corporate bond related indices and as such, the same general sensitivity concepts as above can be applied to increases or decreases to the funding obligations of the plans assuming the same hypothetical rate changes. See Note 18 to the Consolidated Financial Statements for a discussion regarding legislation enacted in March of 2021 that impacts the discount rate used for funding purposes. For further cash flow discussion see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.”

Long-lived assets – U. S. Steel evaluates long-lived assets, primarily property, plant and equipment for impairment whenever changes in circumstances indicate that the carrying amounts of those productive assets exceed their recoverable amount as determined by the asset group's projected undiscounted cash flows. We evaluate the impairment of long-lived assets at the asset group level. Our primary asset groups are Flat-Rolled, Mini Mill, USSE, welded tubular and seamless tubular.

In the second quarter of 2022, the Company recognized charges of $151 million for the write-off of the blast furnaces and related fixed assets for the permanent idling of the iron making process at our Great Lakes Works facility, which had been idled on an indefinite basis during 2020. There were no other triggering events that required an impairment evaluation of our long-lived asset groups during the year-ended December 31, 2022.

In the fourth quarter of 2021, U. S. Steel decided to permanently idle the steelmaking assets at Great Lakes Works, which had been indefinitely idled since 2020, resulting in an impairment of $128 million for property, plant and equipment.

Taxes - U. S. Steel records a valuation allowance, related to certain state net operating losses, state tax credits and unused capital losses, to reduce deferred tax assets to the amount that is more likely than not to be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Each quarter U. S. Steel analyzes the likelihood that our deferred tax assets will be realized. In the future, if we determine that it is more likely than not that we will be able to realize all or a portion of our deferred tax assets, the valuation allowance will be reduced, and we will record a non-cash net benefit to earnings.
In 2021, U. S. Steel determined, based upon weighing all positive and negative evidence, that a full valuation allowance for the domestic deferred tax assets was no longer required. Accordingly, we reversed all of the domestic valuation allowance except for a portion of the domestic valuation allowance related to certain state net operating losses and state tax credits. During the year ended December 31, 2021, we realized a non-cash net benefit of $715 million related to the valuation allowance release, which was partially offset by the addition of a valuation allowance of $82 million, the majority of which relates to an unused capital loss generated in the fourth quarter of 2021.

At the end of both 2022 and 2021, U. S. Steel did not have any undistributed foreign earnings and profits for which U.S. deferred taxes have not been provided.

For further information on income taxes see Note 11 to the Consolidated Financial Statements.

Environmental remediation – U. S. Steel has been identified as a PRP at four sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) as of December 31, 2022. Of these, there are three sites where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but where sufficient information is not presently available to confirm the existence of liability or to make a reasonable estimate with respect to any potential liabilities. There are also nine additional sites where U. S. Steel may be liable for remediation costs in excess of $1 million under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share, is frequently dependent upon the outcome of ongoing investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as remediation obligations arise, charges in excess of those previously accrued may be required.

U. S. Steel's accrual for environmental liabilities for U.S. and international facilities as of December 31, 2022 and 2021 was $126 million and $158 million, respectively. These amounts exclude liabilities related to asset retirement obligations, disclosed in Note 19 to the Consolidated Financial Statements.

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

For discussion of relevant environmental items, see “Part I. Item 3. Legal Proceedings—Environmental Proceedings.”

Segments

U. S. Steel has four reportable segments: North American Flat-Rolled, Mini Mill, USSE and Tubular Products. For further description of segment operations and information see Item 1 Segments and Note 4 to the Consolidated Financial Statements, respectively.

Net Sales

Total Net Sales
Millions of Dollars
$25,000
$20,000
$15,000
$10,000
$5,000
$9,741
$20,275
$21,065
2020
2021
2022
Total Net Sales

Net Sales by Segment

Net sales by segment for the years ended December 31, 2022 and 2021 are set forth in the following table:

	Years Ended December 31,
(Dollars in millions, excluding intersegment sales)	2022	2021	% Change
Flat-Rolled	$12,522	$12,180	3%
Mini Mill (a)	2,681	3,008	(11)%
USSE	4,243	4,262	—%
Tubular	1,611	789	104%
Total sales from reportable segments	21,057	20,239	4%
Other	8	36	(78)%
Net Sales	$21,065	$20,275	4%
(a) Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in BRS.

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments is set forth in the following table:

	Steel Products(a)
Year Ended December 31, 2022 versus Year Ended December 31, 2021	Volume	Price	Mix	Acquisition Variance	FX(b)	Other(c)	Net Change
Flat-Rolled	(6)%	7%	—%	n/a	—%	2%	3%
Mini Mill (d)	(2)%	(11)%	—%	2%	—%	—%	(11)%
USSE	(13)%	22%	1%	n/a	(11)%	1%	—%
Tubular	17%	87%	(1)%	n/a	—%	—%	103%
(a) Excludes intersegment sales.
(b) Foreign currency translation effects.
(c) Primarily consists of sales of raw material and coke making by-products
(d) Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in BRS.

Net sales for the twelve months ended December 31, 2022 compared to the same period in 2021 were $21,065 million and $20,275 million, respectively.
•For the Flat-Rolled segment the increase in sales primarily resulted from higher average realized prices ($89 per ton) primarily from higher value-added products, partially offset by decreased shipments (645 thousand tons) across most products.
•For the Mini Mill segment the decrease in sales primarily resulted from lower average realized prices ($180 per ton) primarily from lower value-added products partially offset by increased shipments (57 thousand tons), including the partial period of the Company's controlling interest in Big River Steel in January of 2021.
•For the USSE segment the consistent sales primarily resulted from higher average realized prices ($124 per net ton) across most products, offset by decreased shipments (543 thousand tons) across most products.

•For the Tubular segment the increase in sales primarily resulted from higher average realized prices ($1,282 per net ton) and increased shipments (79 thousand tons).

Operating Expenses

Union profit-sharing costs

	Year Ended December 31,
(Dollars in millions)	2022	2021
Allocated to segment results	$442	$430

The amounts above represent profit-sharing amounts paid to active USW-represented employees and are included in cost of sales on the Consolidated Statement of Operations.

Profit-based amounts are calculated and paid on a quarterly basis as a percentage of consolidated earnings (loss) before interest and income taxes based on 7.5 percent of profit between $10 and $50 per ton and 15 percent of profit above $50 per ton. There were no changes to the calculation of profit-based amounts in the 2022 Labor Agreements.

Net periodic pension and other benefits costs

Pension and other benefit costs (other than service cost) are reflected within net interest and other financial costs and the service cost component is reflected within cost of sales in the Consolidated Statements of Operations.

Defined benefit and multiemployer pension plan costs included in cost of sales totaled $119 million in 2022 and $128 million in 2021.

Other benefit service cost included in cost of sales totaled $9 million in 2022 and $11 million in 2021.

Costs related to defined contribution plans totaled $47 million in 2022 and $45 million in 2021.

Selling, general and administrative expenses

Selling, general and administrative expenses were consistent for the years ended December 31, 2022 and December 31, 2021 at $422 million and $426 million, respectively.

Operating configuration adjustments

The Company adjusted its operating configuration in response to global overcapacity, unfair trade practices, market conditions and decreased customer demand by indefinitely and temporarily idling certain of its facilities. U. S. Steel will continue to adjust its operating configuration in order to ensure its order book and production footprint are balanced.

Idled Operations

In the second half of 2022, we took actions to adjust our footprint by temporarily idling certain operations to better align production with market conditions. The operations that were idled in the second half of 2022 and remained idled as of December 31, 2022, along with their carrying values included:
•Blast furnace #8 at Gary Works, $30 million
•Blast furnace #3 at Mon Valley Works, $45 million (restarted in January 2023)
•Blast furnace #2 at USSE, $25 million (restarted in January 2023)

The following operations were initially idled in 2020 and remained idle as of December 31, 2022. These facilities and their respective carrying values as of December 31, 2022 included:
•Blast Furnace A at Granite City Works, $55 million
•Lone Star Tubular Operations, $5 million
•Lorain Tubular Operations, $60 million
•Wheeling Machine Products coupling production facility at Hughes Springs, Texas, immaterial

In the fourth quarter of 2022, U. S. Steel indefinitely idled the majority of the tin mill operations at Gary Works. This included the Tin Line #5, which was previously temporarily idled in the third quarter of 2022, and the Tin Line #6 indefinitely idled the fourth quarter of 2022. As of December 31, 2022, the carrying value of the indefinitely idled tin mill operations assets at Gary Works is $80 million.

At Great Lakes Works, the Company permanently idled the steelmaking operations in 2021 and ironmaking operations in 2022 which resulted in non-cash impairments of $128 million and $151 million, respectively. The coil finishing process at Great Lakes Works continues to operate and remains a component of the Company's operating plans.

Depreciation, depletion and amortization

Depreciation, depletion and amortization expenses were $791 million in both years ended December 31, 2022 and December 31, 2021.

Earnings from investees

Earnings from investees were $243 million in 2022 versus earnings from investees of $170 million in 2021. The increase in 2022 from the prior year is primarily due to current year earnings from our PRO-TEC joint venture from higher realized prices.

Restructuring and Other Charges

During 2022, the Company recorded restructuring and other charges of $48 million, which consists of charges of $30 million related to the planned disposition of a component within the Flat-Rolled segment, severance-related charges at domestic facilities of $4 million, charges under the Company's voluntary retirement programs at U. S. Steel Košice (USSK) of $23 million and a $9 million favorable adjustment to the expected exit costs of indefinitely idled facilities.

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

Earnings (loss) before interest and income taxes by segment (a)	Year Ended December 31,
(Dollars in Millions)	2022	2021
Flat-Rolled	$1,951	$2,630
Mini Mill	481	1,206
USSE	444	975
Tubular	544	1
Total earnings from reportable segments	3,420	4,812
Other	$22	(11)
Segment earnings before interest and income taxes	3,442	4,801
Other items not allocated to segments:
Restructuring and other charges (b)	(48)	(128)
Asset impairment charges (c)	(163)	(273)
United Steelworkers labor agreement signing bonus and related costs	(64)	—
Gains on assets sold & previously held investments	6	118
Gain on sale of Transtar (d)	—	506
Environmental remediation charge	—	(43)
Other items, net	(13)	(35)
Total earnings before interest and income taxes	$3,160	$4,946
(a) See Note 4 to the Consolidated Financial Statements for reconciliations and other details.
(b) Included in restructuring and other charges on the Consolidated Statements of Operations. See Note 25 to the Consolidated Financial Statements for further details.
(c) See Note 1 to the Consolidated Financial Statements for further details.
(d) See Note 5 to the Consolidated Financial Statements for further details.

Segment results for Flat-Rolled

	Year Ended December 31,		% Change
	2022	2021
Earnings before interest and taxes ($ in millions)	$1,951	$2,630	(26)%
Gross margin	20%	27%	(7)%
Raw steel production (mnt)	8,846	9,881	(10)%
Capability utilization	67%	58%	9%
Steel shipments (mnt)	8,373	9,018	(7)%
Average realized steel price per ton	1,261	1,172	8%

The decrease in Flat-Rolled results for 2022 compared to 2021 was primarily due to:
•decreased shipments, including volume inefficiencies (approximately $290 million)
•decreased non-prime sales (approximately $95 million)
•higher raw material costs, primarily coal and alloys (approximately $680 million)
•higher energy costs (approximately $365 million)
•increased costs primarily for purchased products and services, including costs at our mining operations (approximately $515 million), these changes were partially offset by:
•increased average realized prices, including mix (approximately $960 million)
•increased coke, iron ore and other non-steel sales (approximately $55 million)
•favorable equity investees income (approximately $60 million)
•lower other costs, primarily commodity derivatives and variable compensation (approximately $190 million).

Gross margin for 2022 as compared to 2021 decreased primarily as a result of lower sales volume and increased input costs, partially offset by higher average realized prices.

Segment results for Mini Mill (a)

	Year Ended December 31,		% Change
	2022	2021
Earnings before interest and taxes ($ in millions)	$481	$1,206	(60)%
Gross margin	25%	47%	(22)%
Raw steel production (mnt)	2,650	2,688	(1)%
Capability utilization	80%	81%	(1)%
Steel shipments (mnt)	2,287	2,230	3%
Average realized steel price per ton	1,134	1,314	(14)%
(a) Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in BRS.

The decrease in Mini Mill results for 2022 compared to 2021 was primarily due to:
•decreased average realized prices (approximately $440 million)
•decreased shipments (approximately $35 million)
•higher raw material costs (approximately $275 million),
these changes were partially offset by:
•lower other costs, primarily variable compensation (approximately $25 million).

Gross margin for 2022 as compared to 2021 decreased primarily as a result of lower average realized sales price and increased raw material costs, partially offset by the partial period of the Company's controlling interest in Big River Steel in January of 2021.

Segment results for USSE

	Year Ended December 31,		% Change
	2022	2021
Earnings before interest and taxes ($ in millions)	$444	$975	(54)%
Gross margin	13%	26%	(13)%
Raw steel production (mnt)	3,839	4,931	(22)%
Capability utilization	77%	99%	(22)%
Steel shipments (mnt)	3,759	4,302	(13)%
Average realized steel price per ton	1,090	966	13%

The decrease in USSE results for 2022 compared to 2021 was primarily due to:

•decreased shipments, including volume inefficiencies (approximately $160 million)
•higher raw material costs, primarily coal and coke (approximately $760 million)
•increased operating costs (approximately $125 million)
•higher energy costs (approximately $200 million)
•weakening of the euro versus the U.S. dollar (approximately $160 million), these changes were partially offset by:
•increased average realized prices, including mix (approximately $845 million)
•increased non-steel sales (approximately $10 million)
•lower other costs, primarily variable compensation (approximately $20 million).

Gross margin for 2022 as compared to 2021 decreased primarily as a result of lower sales volume, higher raw material and energy costs and negative impacts from the weakening of the euro versus the U.S. dollar, partially offset by higher average realized prices.

Segment results for Tubular

	Year ended December 31,		% Change
	2022	2021
Earnings before interest and taxes ($ in millions)	$544	$1	NM
Gross margin	37%	7%	30%
Raw steel production (mnt)	634	464	37%
Capability utilization	70%	52%	18%
Steel shipments (mnt)	523	444	18%
Average realized steel price per ton	2,978	1,696	76%

The increase in Tubular results for 2022 compared to 2021 was primarily due to:
•increased average realized prices (approximately $580 million)
•increased shipments (approximately $40 million),
these changes were partially offset by:
•higher raw material costs (approximately $15 million)
•increased operating costs (approximately $10 million)
•higher energy costs (approximately $10 million)
•higher other costs, primarily variable compensation (approximately $40 million).

Gross margin for 2022 as compared to 2021 increased primarily as a result of higher average realized prices and sales volume.

Results for Other

The Other category had earnings of $22 million for the year ended December 31, 2022 compared to losses of $11 million for the year ended December 31, 2021.

Net Interest and Other Financial Costs

	Year Ended December 31,
(Dollars in millions)	2022	2021
Interest expense	159	313
Interest income	(44)	(4)
Loss on debt extinguishment	—	292
Other financial costs	32	46
Net periodic benefit income	(246)	(45)
Net interest and other financial (benefits) costs	$(99)	$602

Net interest and other financial (benefits) costs improved in 2022 compared to 2021 primarily due to the absence of current year debt retirement losses; reduced interest expense from a reduced level of debt and increased capitalized interest; and an increase in net periodic benefit income, primarily due to lower amortization of actuarial losses and the absence of current year de-risking settlement charges. For additional information on U. S. Steel indebtedness see Note 17 to the Consolidated Financial Statements.

For additional information on U. S. Steel’s foreign currency exchange activity see Note 16 to the Consolidated Financial Statements and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk.”

Income Tax

The income tax expense for the year ended December 31, 2022 was $735 million compared to an income tax expense of $170 million in 2021. The change from the prior year period was primarily due to the tax benefit in the prior year period resulting from the release of the valuation allowance on domestic deferred tax assets.

In the third quarter of 2022, Pennsylvania House Bill 1342 was enacted, which in part phased in a corporate net income tax (CNIT) rate reduction over nine years. The CNIT rate for the 2022 tax year is 9.99%. The CNIT rate will be reduced to 8.99% for the 2023 tax year. Starting with the 2024 tax year, the rate is reduced by 0.5% annually until it reaches 4.99% for the 2031 tax year and each year thereafter. The Company assessed the impact of the law change and recorded an additional expense for it of $13 million in 2022 on its Consolidated Financial Statements.

On August 16, 2022, H.R. 5376 (commonly called the Inflation Reduction Act of 2022) was signed into law, which, among other things, implemented a corporate alternative minimum tax (CAMT) of 15 percent on book income of certain large corporations. The CAMT imposes a minimum tax on net income adjusted for certain items prescribed by the legislation and is effective for tax years beginning after December 31, 2022. Although management is currently assessing the impact of the law change and awaiting guidance from the Department of Treasury, the Company anticipates being subject to the new CAMT but does not believe that it will have a material impact on its Consolidated Financial Statements.

For further information on income taxes see Note 11 to the Consolidated Financial Statements.

Net earnings attributable to U. S. Steel

Net earnings attributable to U. S. Steel in 2022 was $2,524 million compared to net earnings of $4,174 million in 2021. The changes primarily reflected the factors discussed above.

Liquidity and Capital Resources

Cash Flows and Capital Requirements

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $3,505 million in 2022 compared to $4,090 million in 2021. The decrease in 2022 compared to 2021 was primarily due to decreased net earnings, losses on debt extinguishments and income taxes and pension and other post-retirement benefits payables, partially offset by changes in working capital, deferred taxes payable and gains on sale of assets. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.

Our cash conversion cycle increased by 6 days in the fourth quarter of 2022 from the fourth quarter of 2021 as shown below:

Cash Conversion Cycle	2022		2021
	$ millions	Days	$ millions	Days
Accounts receivable, net (a)	$1,634	39	$2,089	37

+ Inventories (b)	$2,359	60	$2,210	51

- Accounts Payable and Other Accrued Liabilities (c)	$2,831	70	$2,684	65

= Cash Conversion Cycle (d)		29		23
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
(d) Calculated as Accounts Receivable Days plus Inventory Days less Accounts Payable Days.

The cash conversion cycle is a non-GAAP financial measure. We believe the cash conversion cycle is a useful measure in providing investors with information regarding our cash management performance and is a widely accepted measure of working capital management efficiency. The cash conversion cycle should not be considered in isolation or as an alternative to other GAAP metrics as an indicator of performance.

The LIFO inventory method is the predominant method of inventory costing for our Flat-Rolled and Tubular segments. The first-in, first-out FIFO and moving average methods are the predominant inventory costing methods for our Mini Mill segment and the

FIFO method is the predominant inventory costing method for our USSE segment. In the U.S., management monitors the inventory realizability by comparing the LIFO cost of inventory with the replacement cost of inventory. To the extent the replacement cost (i.e., market value) of inventory is lower than the LIFO cost of inventory, management will write the inventory down. As of December 31, 2022 and 2021, the replacement cost of the LIFO inventory was higher by approximately $1,154 million and $896 million, respectively.

Net cash provided by operating activities for 2022 and 2021 reflects employee benefits payments as shown in the following table.

Benefits Payments for Employees	Year Ended December 31,
(Dollars in millions)	2022	2021
Other employee benefits payments not funded by trusts	$32	$46
Payments to a multiemployer pension plan	74	75
Pension related payments not funded by trusts	2	11
Reductions in cash flows from operating activities	$108	$132

Net Cash Used in Investing Activities

Net cash used in investing activities was $1,679 million in 2022 compared to $840 million in 2021. The increase in net cash used in investing activities was primarily due to increased capital expenditures (discussed in more detail below) and receipt of $627 million in the prior year for the sale of Transtar, partially offset by the payment of $625 million in the prior year period for the purchase of the remaining equity interest in Big River Steel and proceeds of $54 million in the current year period from government grants.

Capital expenditures in 2022 were $1,769 million compared to $863 million in 2021.

Total capital expenditures for 2022 were $1,769 million. Flat-Rolled capital expenditures were $503 million and included spending for the construction of a pig iron facility at Gary Works, Keetac DR-grade pellet capability, as well as mining equipment, infrastructure and environmental projects across the Flat-Rolled footprint. Mini Mill capital expenditures were $1,159 million and included $780 million, exclusive of the air separation unit, for the new Big River 2 (BR2) 3 million ton per year facility being built in Osceola, Arkansas, as well as spending for the new continuous galvanizing line (CGL) and non-grain oriented electrical steel facility being built at the existing Big River Steel facility. USSE capital expenditures were $90 million and included spending for the blast furnace stoves, 5-stand control system upgrades, wastewater quality improvements, rail bridge upgrades and various other projects. Tubular capital expenditures were $17 million and included spending to support steelmaking, infrastructure and environmental projects within the Tubular footprint.

Net Cash used in Financing Activities

Net cash used in financing activities was $868 million for the twelve months ended December 31, 2022 compared to net cash used by financing activities of $2,747 million for the same period in 2021. The period over period decrease in cash used in financing activities was primarily due to higher debt repayments made during the prior year, partially offset by the cash received from common stock issuances in the prior year period and repurchases of common stock made in the current year period.

Debt Financing

In 2022, U. S. Steel made payments of debt and redemption premiums of approximately $382 million. The following is a summary of debt repayments for our Senior Secured Notes, Senior Notes and other debt obligations made during the twelve months ended December 31, 2022:

		Year Ended December 31, 2022
Debt Instrument (in millions)	Date	Debt Extinguished
2037 Senior Notes (a)	Third quarter 2022	76
2029 Senior Notes (b)	Third quarter 2022	225
Hoover, AL Environmental Revenue Bonds	Second quarter 2022	14
2029 Senior Notes (b)	Second quarter 2022	48
2029 Senior Notes (b)	First quarter 2022	2
Total		$365
(a) There were redemption discounts and unamortized debt issuance cost write-offs of $6 million and $1 million , respectively, included in (gain) loss on debt extinguishment on the Consolidated Statement of Operations related to the repayment.
(b) During the twelve months ended December 31, 2022, there were no redemption premiums paid and a net loss of $4 million for the write-off of unamortized discounts and debt issuance costs, included in (gain) loss on debt extinguishment on the Consolidated Statement of Operations, as a result of these debt repayments.

Certain of our credit facilities, including the Credit Facility Agreement, the Big River Steel ABL Facility, the USSK Credit Agreement and the Export Credit Agreement, contain standard terms and conditions including customary material adverse change clauses. If a material adverse change was to occur, our ability to fund future operating and capital requirements could be negatively impacted. The €300 million USSK Credit Agreement contains certain USSK specific financial covenants. There are currently no amounts outstanding under the facility. The USSK Credit Agreement requires USSK to maintain a net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of less than 3.50:1 for the rolling twelve months ending June 30, 2023. The Company has determined that it may not be able to comply with this covenant at June 30, 2023 based on the currently forecasted EBITDA for the twelve-month period ending June 30, 2023. This could partially or fully limit USSK's ability to borrow under the USSK Credit Agreement. Any amendment or waiver may lead to additional lender protections, including a reduction of loan commitments or less favorable terms, and there can be no assurance that USSK can obtain waivers or amendments in timely fashion, or on acceptable terms or at all. The Company believes that USSK will have adequate cash on hand as of June 30, 2023, and will not need to borrow under the USSK Credit Agreement.

We assumed additional indebtedness in connection with the acquisition of Big River Steel on January 15, 2021. Most of Big River Steel’s prior financing arrangements were secured transactions, with many of the assets of BRS Intermediate Holdings LLC, Big River Steel LLC and BRS Finance Corp. secured as collateral. Until we repay, refinance or otherwise amend the debt arrangements, we remain subject to the restrictive terms of the indentures.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $178 million of liquidity sources for financial assurance purposes as of December 31, 2022. Increases in certain of these commitments which use collateral are reflected within cash, cash equivalents and restricted cash on the Consolidated Statement of Cash Flows.

The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $7 million at December 31, 2022. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

We may from time to time seek to retire or repurchase our outstanding long-term debt through open market purchases, privately negotiated transactions, exchange transactions, redemptions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements and other factors and may be commenced or suspended at any time. The amounts involved may be material. See Note 17 to the Consolidated Financial Statements for further details regarding U. S. Steel's debt.

Share Repurchases

In the third quarter of 2022, following the completion of the previously authorized $800 million share repurchase programs, the Board of Directors authorized a new share repurchase program that allows for the repurchase of up to $500 million of its outstanding common stock from time to time in the open market or privately negotiated transactions at the discretion of management. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Common stock repurchased under our share repurchase programs totaled 37.6 million shares and approximately $849 million in the twelve months ended December 31, 2022. See Note 27 to the Consolidated Financial Statements, “Common Stock Issued and Repurchased” for further details.

Capital Requirements

Our major cash requirements in 2023 are expected to be for capital expenditures, including strategic priorities, employee benefits and operating costs, which includes purchases of raw materials. We ended 2022 with $3,504 million of cash and cash equivalents and $5,925 million of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.

Capital expenditures for 2023 are expected to total approximately $2.5 billion which are focused largely on strategic projects, as we work to increase our capacity and raw material and finishing capabilities by focusing on investments in our Mini Mill and Flat-Rolled segments.

U. S. Steel’s contractual commitments to acquire property, plant and equipment at December 31, 2022 totaled $2,235 million.

Liquidity

The following table summarizes U. S. Steel’s liquidity as of December 31, 2022:

(Dollars in millions)
Cash and cash equivalents	$3,504
Amount available under Credit Facility Agreement	1,746
Amount available under Big River Steel - Revolving Line of Credit	350
Amounts available under USSK Credit Agreement and USSK Credit Facility	325
Total estimated liquidity	$5,925

Total Estimated Liquidity at December 31,
Millions of Dollars
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$0
$2,421
$3,504
$2,449
$2,522
2022
2021
Cash
Credit Facilities

As of December 31, 2022, $405 million of the total cash and cash equivalents was held by our foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013 to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.

We expect that our estimated liquidity requirements will consist primarily of our 2023 planned strategic capital expenditures, working capital requirements, interest expense, and operating costs and employee benefits for our operations after taking into account the footprint actions and cost reductions at our plants and headquarters. Our available liquidity at December 31, 2022 consists principally of our cash and cash equivalents and available borrowings under the Credit Facility Agreement, Big River Steel ABL Facility, USSK Credit Agreement and the USSK Credit Facility. Management continues to evaluate market conditions in our industry and our global liquidity position, and may consider additional actions to further strengthen our balance sheet and optimize liquidity, including but not limited to the repayment or refinancing of outstanding debt and the incurrence of additional debt to opportunistically finance strategic projects. The Company may also return excess liquidity to shareholders through share repurchases and dividends from time to time.

U. S. Steel management believes that U. S. Steel’s liquidity will be adequate to satisfy our obligations for the foreseeable future, including obligations to complete currently authorized capital spending programs. Future requirements for U. S. Steel’s business needs, including the funding of acquisitions and capital expenditures, scheduled debt maturities, repurchase of debt, share buybacks, dividends, contributions to employee benefit plans and any amounts that may ultimately be paid in connection with contingencies, are expected to be funded by a combination of internally generated funds (including asset sales), proceeds from the sale of stock, borrowings, refinancings and other external financing sources. The following table summarizes the Company's contractual obligations at December 31, 2022, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

(Dollars in millions)
			Payments Due by Period
Contractual Obligations	Total	2023	2024 through 2025	2026 through 2027	Beyond 2027
Debt (including interest) and finance leases(a)	$6,940	$297	$628	$1,029	$4,986
Operating leases(b)	177	58	74	35	10
Contractual purchase commitments(c)	6,262	4,707	610	552	393
Capital commitments(d)	2,235	1,683	552	—	—
Environmental commitments(d)	126	32	—	—	94
Steelworkers Pension Trust(e)	430	84	170	176	—
Employee related benefits(f)	177	38	71	68	—
Total contractual obligations	$16,347	$6,899	$2,105	$1,860	$5,483
(a) See Note 17 to the Consolidated Financial Statements.
(b) See Note 24 to the Consolidated Financial Statements.
(c) Reflects estimated contractual purchase commitments under purchase orders and “take or pay” arrangements. “Take or pay” arrangements are primarily for purchases of gases and certain energy and utility services.
(d) See Note 26 to the Consolidated Financial Statements.
(e) While it is difficult to make a prediction of cash requirements beyond the term of the 2022 Labor Agreements with the USW, which expire on September 1, 2026, projected amounts shown through 2027 assume the contribution rate per hour included in the 2022 Labor Agreements of $4.00 per hour worked.
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

Other Commercial Commitments

The following table summarizes U. S. Steel’s commercial commitments at December 31, 2022, and the effect such commitments could have on our liquidity and cash flows in future periods.

(Dollars in millions)
		Scheduled Reductions by Period
Commercial Commitments	Total	2023	2024 through 2025	2026 through 2027	Beyond 2027
Standby letters of credit(a)	$53	$32	$1	$—	$20	(b)
Surety bonds(a)	95	—	—	—	95	(b)
Funded Trusts(a)	31	—	—	—	31	(b)
Total commercial commitments	$179	$32	$1	$—	$146
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

Environmental Matters

U. S. Steel’s environmental expenditures were as follows:

(Dollars in millions)
	2022	2021	2020
North America:
Capital	$38	$27	$36
Compliance
Operating & maintenance	255	201	188
Remediation(a)	18	57	37
Total North America	$311	$285	$261
USSE:
Capital	$6	$—	$6
Compliance
Operating & maintenance	11	10	6
Remediation(a)	6	7	5
Total USSE	$23	$17	$17
Total U. S. Steel	$334	$302	$278
(a) These amounts include spending charged against remediation reserves, net of recoveries where permissible, but do not include non-cash provisions recorded for environmental remediation.

U. S. Steel’s environmental capital expenditures accounted for 2 percent of total capital expenditures in 2022 and 3 percent in 2021 and 6 percent in 2020.

Environmental compliance expenditures represented 2 percent of U. S. Steel's total costs and expenses in 2022, 2021 and 2020. Remediation spending during 2020 through 2022 was mainly related to remediation activities at former and present operating locations.

For discussion of other relevant environmental items see “Part I, Item 3. Legal Proceedings – Environmental Proceedings.”

The following table shows activity with respect to environmental remediation liabilities for the years ended December 31, 2022 and December 31, 2021. These amounts exclude liabilities related to asset retirement obligations accounted for in accordance with ASC Topic 410. See Note 19 to the Consolidated Financial Statements.

(Dollars in millions)	2022	2021
Beginning Balance	$158	$146
Plus: Additions	20	43
Adjustments for changes in estimates	3	—
Less: Obligations settled	(55)	(31)
Ending Balance	$126	$158

New or expanded environmental requirements, which could increase U. S. Steel’s environmental costs, may arise in the future. U. S. Steel intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. U. S. Steel’s environmental capital expenditures are expected to be approximately $84 million in 2023, $15 million of which is related to projects at USSE. U. S. Steel's environmental expenditures for 2023 for operating and maintenance and for remediation projects are expected to be approximately $232 million and $42 million, respectively, of which approximately $13 million and $5 million for operating and maintenance and remediation, respectively, is related to USSE. Although, the outcome of pending environmental matters is not estimable at this time, it is reasonably possible that U. S. Steel's environmental capital and operating and maintenance expenditures could materially increase as a result of the future resolution of these matters. Predictions of future environmental expenditures beyond 2023 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies to remediate sites, among other factors.

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

Foreign Currency Exchange Rate Risk

U. S. Steel is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar, particularly the euro. U. S. Steel historically has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. U. S. Steel elected cash flow hedge accounting for foreign exchange forwards and had no material open forward exchange contracts that were subject to mark-to-market accounting as of December 31, 2022.

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

U. S. Steel’s market risk strategy has generally been to obtain competitive prices for our products and services and allow operating results to reflect market price movements dictated by supply and demand; however, from time to time U. S. Steel has made forward physical purchases to manage exposure to price risk related to the purchases of natural gas and certain non-ferrous metals used in the production process. As of December 31, 2022, U. S. Steel, through U. S. Steel Europe, had $12 million forward buy contracts for zinc. There were no forward buy contracts for natural gas or any of the other significant raw materials used in the domestic production process.

Interest Rate Risk

U. S. Steel is subject to the effects of interest rate fluctuations on the fair value of certain of our non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in year-end 2022 and 2021 interest rates on the fair value of U. S. Steel’s non-derivative financial instruments is provided in the following table:

(Dollars in millions)	2022		2021
Non-Derivative Financial Instruments(a)	Fair Value(b)	Change in Fair Value(c)	Fair Value(b)	Change in Fair Value(c)
Financial liabilities:
Debt(d)(e)	$3,815	$116	$4,379	$143
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
(c)Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10 percent change in interest rates at December 31, 2022, and 2021, on the fair value of U. S. Steel’s non-derivative financial instruments. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at December 31, 2022 and December 31, 2021.
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

February 3, 2023

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

Based on this evaluation, United States Steel Corporation’s management concluded that United States Steel Corporation’s internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of United States Steel Corporation’s internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ DAVID B. BURRITT	/S/ JESSICA T. GRAZIANO
David B. Burritt	Jessica T. Graziano
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

/S/ MANPREET S. GREWAL
Manpreet S. Grewal
Vice President, Controller & Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of United States Steel Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of United States Steel Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Test – Mini Mill Reporting Unit

As described in Notes 1 and 14 to the consolidated financial statements, the Company’s consolidated goodwill balance was $920 million as of December 31, 2022, which included $916 million relating to the Mini Mill reporting unit. Goodwill is deemed to have an indefinite life and is not amortized, but is subject to impairment testing annually, or more frequently if events or changes in circumstances indicate the asset might be impaired. Management performs an annual goodwill impairment test as of October 1 and monitors for interim triggering events on an ongoing basis. Fair value is determined by management using an income approach based on a discounted five year forecasted cash flow including a terminal value. The assumptions about future cash flows and growth rates are based on the respective reporting unit’s long-term forecast. The Mini Mill reporting unit’s discount rate is a significant assumption and is a risk-adjusted weighted average cost of capital, which management believes approximates the rate from a market participant’s perspective.

The principal considerations for our determination that performing procedures relating to the goodwill impairment test of the Mini Mill reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Mini Mill reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment test, including controls over the valuation of the Mini Mill reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumption used by management related to the discount rate. Evaluating management’s assumption related to the discount rate involved evaluating whether the significant assumption used by management was reasonable considering the consistency with external market and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s discounted cash flow model and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 3, 2023

We have served as the Company’s auditor since 1903.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2022	2021	2020
Net sales:
Net sales	$19,123	$18,964	$8,765
Net sales to related parties (Note 23)	1,942	1,311	976
Total (Note 6)	21,065	20,275	9,741
Operating expenses (income):
Cost of sales (excludes items shown below)	16,777	14,533	9,555
Selling, general and administrative expenses	422	426	277
Depreciation, depletion and amortization (Notes 13 and 14)	791	791	643
(Earnings) loss from investees (Note 12)	(243)	(170)	117
Gain on sale of Transtar (Note 5)	—	(506)	—
Asset impairment charges (Note 1)	163	273	263
Restructuring and other charges (Note 25)	48	128	138
Gain on equity investee transactions (Note 12)	(6)	(111)	(31)
Net gains on sale of assets	(12)	(7)	(149)
Other (gains) losses, net	(35)	(28)	3
Total	17,905	15,329	10,816
Earnings (loss) before interest and income taxes	3,160	4,946	(1,075)
Interest expense	159	313	280
Interest income	(44)	(4)	(7)
Loss on debt extinguishment (Note 7)	—	292	—
Other financial costs (benefits)	32	46	(16)
Net periodic benefit income	(246)	(45)	(25)
Net interest and other financial (benefits) costs (Note 7)	(99)	602	232
Earnings (loss) before income taxes	3,259	4,344	(1,307)
Income tax expense (benefit) (Note 11)	735	170	(142)
Net earnings (loss)	2,524	4,174	(1,165)
Less: Net earnings attributable to noncontrolling interests	—	—	—
Net earnings (loss) attributable to United States Steel Corporation	$2,524	$4,174	$(1,165)
Earnings (loss) per common share (Note 8)
Earnings (loss) per share attributable to United States Steel Corporation stockholders:
— Basic	$10.22	$15.77	$(5.92)
— Diluted	$9.16	$14.88	$(5.92)

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Net earnings (loss)	$2,524	$4,174	$(1,165)
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments (a)	(91)	(78)	68
Changes in pension and other employee benefit accounts (a)	(297)	433	385
Changes in derivative financial instruments (a)	(28)	23	(22)
Total other comprehensive (loss) income, net of tax	(416)	378	431
Comprehensive income (loss) including noncontrolling interest	2,108	4,552	(734)
Comprehensive income (loss) attributable to noncontrolling interest	—	—	—
Comprehensive income (loss) attributable to United States Steel Corporation	$2,108	$4,552	$(734)
(a) Related income tax benefit (expense)

Foreign currency translation adjustments	$24	$32	$(16)
Pension and other benefits adjustments	95	(147)	(123)
Derivative adjustments	9	(6)	4

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions)	2022	2021
Assets
Current assets:
Cash and cash equivalents (Note 9)	$3,504	$2,522
Receivables, less allowance of $38 and $44	1,485	1,968
Receivables from related parties (Note 23)	150	121
Inventories (Note 10)	2,359	2,210
Other current assets	368	331
Total current assets	7,866	7,152
Long-term restricted cash (Note 9)	31	76
Investments and long-term receivables, less allowance of $4 in both periods (Note 12)	840	694
Operating lease assets (Note 24)	146	185
Property, plant and equipment, net (Note 13)	8,492	7,254
Intangibles, net (Note 14)	478	519
Deferred income tax benefits (Note 11)	10	32
Goodwill (Note 14)	920	920
Other noncurrent assets	675	984
Total assets	$19,458	$17,816
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$2,873	$2,809
Accounts payable to related parties (Note 23)	143	99
Payroll and benefits payable	493	425
Accrued taxes	271	365
Accrued interest	67	68
Current operating lease liabilities (Note 24)	49	58
Short-term debt and current maturities of long-term debt (Note 17)	63	28
Total current liabilities	3,959	3,852
Noncurrent operating lease liabilities (Note 24)	105	136
Long-term debt, less unamortized discount and debt issuance costs (Note 17)	3,914	3,863
Employee benefits (Note 18)	209	235
Deferred income tax liabilities (Note 11)	456	122
Deferred credits and other noncurrent liabilities	504	505
Total liabilities	9,147	8,713
Contingencies and commitments (Note 26)
Stockholders’ Equity
Common stock issued — 282,487,412 and 279,522,227 shares issued (par value $1 per share, authorized 400,000,000 shares) (Note 8)	283	280
Treasury stock, at cost (54,089,559 shares and 15,708,839 shares)	(1,204)	(334)
Additional paid-in capital	5,194	5,199
Retained earnings	6,030	3,534
Accumulated other comprehensive (loss) income (Note 21)	(85)	331
Total United States Steel Corporation stockholders’ equity	10,218	9,010
Noncontrolling interests	93	93
Total liabilities and stockholders’ equity	$19,458	$17,816

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Increase (decrease) in cash and cash equivalents
Operating activities:
Net earnings (loss)	$2,524	$4,174	$(1,165)
Adjustments to reconcile net cash provided by operating activities:
Depreciation, depletion and amortization (Notes 13 and 14)	791	791	643
Gain on sale of Transtar (Note 5)	—	(506)	—
Asset impairment charges (Note 1)	163	273	263
Gain on equity investee transactions (Note 12)	(6)	(111)	(31)
Restructuring and other charges (Note 25)	48	128	138
Loss on debt extinguishment (Note 7)	—	292	—
Pensions and other post-employment benefits	(213)	15	(21)
Deferred income taxes (Note 11)	501	(52)	(130)
Net gain on sale of assets	(12)	(7)	(149)
Equity investees (earnings) loss, net of distributions received	(215)	(168)	117
Changes in:
Current receivables	370	(955)	98
Inventories	(222)	(677)	506
Current accounts payable and accrued expenses	(180)	783	(29)
Income taxes receivable/payable	(15)	161	20
All other, net	(29)	(51)	(122)
Net cash provided by operating activities	3,505	4,090	138
Investing activities:
Capital expenditures	(1,769)	(863)	(725)
Acquisition of Big River Steel, net of cash acquired (Note 5)	—	(625)	—
Investment in Big River Steel	—	—	(9)
Proceeds from sale of Transtar (Note 5)	—	627	—
Proceeds from cost reimbursement government grants (Note 26)	54	—	—
Proceeds from sale of assets	32	26	167
Proceeds from sale of ownership interests in equity investees (Note 12)	12	—	8
Other investing activities	(8)	(5)	(4)
Net cash used in investing activities	(1,679)	(840)	(563)
Financing activities:
Issuance of short-term debt, net of financing costs (Note 17)	—	—	240
Repayment of short-term debt (Note 17)	—	(180)	(70)
Revolving credit facilities - borrowings, net of financing costs (Note 17)	—	50	1,402
Revolving credit facilities - repayments (Note 17)	—	(911)	(1,621)
Issuance of long-term debt, net of financing costs (Note 17)	343	864	1,148
Repayment of long-term debt (Note 17)	(382)	(3,183)	(13)
Net proceeds from public offering of common stock (Note 27)	—	790	410
Proceeds from Stelco Option Agreement, net of financing costs (Note 20)	—	—	94
Common stock repurchased (Note 27)	(849)	(150)	—
Proceeds from government incentives (Note 26)	82	—	—
Other financing activities	(62)	(27)	(9)
Net cash (used in) provided by financing activities	(868)	(2,747)	1,581
Effect of exchange rate changes on cash	(19)	(21)	23
Net increase in cash, cash equivalents and restricted cash	939	482	1,179
Cash, cash equivalents and restricted cash at beginning of year (Note 9)	2,600	2,118	939
Cash, cash equivalents and restricted cash at end of year (Note 9)	$3,539	$2,600	$2,118
See Note 22 for supplemental cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Dollars in Millions			Shares in Thousands
	2022	2021	2020	2022	2021	2020
Common stock:
Balance at beginning of year	$280	$229	$179	279,522	229,106	178,555
Common stock issued	3	51	50	2,965	50,416	50,551
Balance at end of year	$283	$280	$229	282,487	279,522	229,106
Treasury stock:
Balance at beginning of year	$(334)	$(175)	$(173)	(15,709)	(8,673)	(8,509)
Common stock repurchased	(849)	(150)	—	(37,559)	(6,557)	—
Common stock (repurchased) reissued for employee/non-employee director stock plans	(21)	(9)	(2)	(822)	(479)	(164)
Balance at end of year	$(1,204)	$(334)	$(175)	(54,090)	(15,709)	(8,673)
Additional paid-in capital:
Balance at beginning of year	$5,199	$4,402	$4,020
Dividends on common stock	—	(5)	(6)
Common stock issued	—	742	360
Employee stock plans	72	60	28
Cumulative effect upon adoption of Accounting Standards Update 2020-06	(77)	—	—
Balance at end of year	$5,194	$5,199	$4,402

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Continued)

				Comprehensive Income (Loss)
(Dollars in millions)	2022	2021	2020	2022	2021	2020
Retained earnings:
Balance at beginning of year	$3,534	$(623)	$544
Net earnings (loss) attributable to United States Steel Corporation	2,524	4,174	(1,165)	$2,524	$4,174	$(1,165)
Dividends on common stock	(50)	(18)	(2)
Cumulative effect upon adoption of Accounting Standards Update 2020-06	22	—	—
Other	—	1	—
Balance at end of year	$6,030	$3,534	$(623)
Accumulated other comprehensive (loss) income:
Pension and other benefit adjustments (Note 18):
Balance at beginning of year	$(25)	$(458)	$(843)
Changes during year, net of taxes (a)	(304)	433	360	(304)	433	360
Changes during year, equity investee net of taxes (a)	7	—	25	7	—	25
Balance at end of year	$(322)	$(25)	$(458)
Foreign currency translation adjustments:
Balance at beginning of year	$371	$449	$381
Changes during year, net of taxes (a)	(91)	(78)	68	(91)	(78)	68
Balance at end of year	$280	$371	$449
Derivative financial instruments:
Balance at beginning of year	$(15)	$(38)	$(16)
Changes during year, net of taxes (a)	(28)	23	(22)	(28)	23	(22)
Balance at end of year	$(43)	$(15)	$(38)
Total balances at end of year	$(85)	$331	$(47)
Total stockholders’ equity	$10,218	$9,010	$3,786
Noncontrolling interests:
Balance at beginning of year	$93	$93	$1
Stelco Option Agreement	—	—	93
Other	—	—	(1)
Net loss	—	—	—	—	—	—
Balance at end of year	$93	$93	$93
Total comprehensive income (loss)				$2,108	$4,552	$(734)
(a) Related income tax benefit (expense):

Foreign currency translation adjustments	$24	$32	$(16)
Pension and other benefits adjustments	95	(147)	(123)
Derivative adjustments	9	(6)	4

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

Use of estimates
Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Significant items subject to such estimates and assumptions include the carrying value of property, plant and equipment; intangible assets; the fair value of assets or liabilities acquired in a business combination; valuation allowances for receivables, inventories and deferred income tax assets and liabilities; environmental liabilities; liabilities for potential tax deficiencies; potential litigation claims and settlements; assets and obligations related to employee benefits; put and call option and contingent forward purchase commitment assets and liabilities; and restructuring and other charges. Actual results could differ materially from the estimates and assumptions used.

The preparation of the financial statements includes an assessment of certain accounting matters using all available information including consideration of forecasted financial information in context with other information reasonably available to us. However, our future assessment of current expectations could result in material impacts to our consolidated financial statements in future reporting periods. All such adjustments are of a normal recurring nature unless disclosed otherwise.

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

LIFO is the predominant method of inventory costing for inventories held by the Flat-Rolled and Tubular segments. The Mini Mill segment uses a moving average costing method to account for semi-finished and finished products and FIFO to account for raw materials. FIFO is the predominant method used by the USSE segment. The LIFO method of inventory costing was used on 43 percent and 46 percent of consolidated inventories at December 31, 2022, and 2021, respectively.

Derivative instruments
From time to time, U. S. Steel may use fixed price forward physical purchase contracts to partially manage our exposure to price risk. Generally, forward physical purchase contracts qualify for the normal purchase normal sales exclusion in Accounting Standards Codification (ASC) 815, Derivatives and Hedging, and are not subject to mark-to-market accounting. U. S. Steel also uses derivatives such as commodity-based financial swaps and foreign currency exchange forward contracts to manage its exposure to purchase and sale price fluctuations and foreign currency exchange rate risk. The USSE and Flat-Rolled segments elect hedge accounting for some of their derivatives. Under hedge accounting, fluctuations in the value of the derivative are recognized in Accumulated other comprehensive (loss) income (AOCI) until the associated underlying is recognized in earnings. When the associated underlying is recognized in earnings, the value of the derivative is reclassified to earnings from AOCI. The Mini Mill segment has not elected hedge accounting. Therefore, the changes in fair value of the Mini Mill segment's foreign exchange forwards, as well as fair value changes for other derivatives where hedge accounting has not been elected, are recognized immediately in earnings. In accordance with the guidance in ASC Topic 820 on fair value measurements and disclosures, the fair value of our foreign exchange forwards, commodity purchase swaps and sales swaps was determined using Level 2 inputs, which are defined as "significant other observable" inputs. The inputs used are from market sources that aggregate data based upon market transactions. See Note 16 for further details on U. S. Steel’s derivatives.

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

Asset Impairment
U. S. Steel evaluates impairment of its property, plant and equipment whenever circumstances indicate that the carrying value may not be recoverable. We evaluate the impairment of long-lived assets at the asset group level. Our asset groups are flat-rolled, mini mill, welded tubular, seamless tubular and USSE. Asset impairments are recognized when the carrying value of an asset group exceeds its recoverable amount as determined by the asset group's aggregate projected undiscounted cash flows.

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

For the period ended March 31, 2020, the steep decline in oil prices that resulted from market oversupply and declining demand was considered a triggering event for the welded tubular and seamless tubular asset groups. A quantitative analysis was completed for both asset groups and a $263 million impairment, consisting of an impairment of $196 million for property, plant and equipment and $67 million for intangible assets was recorded for the welded tubular asset group while no impairment was indicated for the seamless tubular asset group. There were no other triggering events that required an impairment evaluation of our long-lived asset groups during the years-ended December 31, 2022 and 2021.

Goodwill and identifiable intangible assets
Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment testing annually, or more frequently if events or changes in circumstances indicate the asset might be impaired. We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis.

We review goodwill for impairment utilizing either a qualitative assessment or a quantitative goodwill impairment test. If we choose to perform a qualitative assessment and we determine that the fair value of the reporting unit more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the quantitative goodwill impairment test, we compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, we do not consider the goodwill impaired. If the carrying value is higher than the fair value, we recognize the difference as an impairment loss.

A quantitative goodwill impairment testing process requires valuation of the respective reporting unit, which we primarily determine using an income approach based on a discounted five year forecasted cash flow including a terminal value. We compute the terminal value using the constant growth method, which values the forecasted cash flows in perpetuity. The assumptions about future cash flows and growth rates are based on the respective reporting unit's long-term forecast and are subject to review and approval by senior management. A reporting unit's discount rate is a significant assumption and is a risk-adjusted weighted average cost of capital, which we believe approximates the rate from a market participant's perspective. The estimated fair value could be impacted by changes in market conditions, interest rates, growth rates, tax rates, costs, pricing and capital expenditures. We categorize the fair value determination as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

Our Mini Mill reporting unit holds the goodwill recognized as a result of the Company's acquisition of Big River Steel and currently is our only reporting unit that has a significant amount of goodwill. This goodwill is primarily attributable to Big River Steel's operational abilities, workforce and the anticipated benefits from their recent expansion. U. S. Steel completed its annual goodwill impairment test using a quantitative analysis during the fourth quarter of 2022 and determined there was no impairment of goodwill.

Intangible assets with indefinite lives are also subject to at least annual impairment testing, which compares the fair value of the intangible assets with their carrying amounts. U. S. Steel has determined that certain of its acquired intangible assets have indefinite useful lives. These assets are also reviewed for impairment annually in the fourth quarter and whenever events or circumstances indicate the carrying value may not be recoverable. U. S. Steel completed its annual evaluation of its indefinite-lived water rights using a qualitative assessment and determined there was no indication of impairment.

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

Pensions and other post-employment benefits
U. S. Steel has defined contribution or multiemployer arrangements for pension benefits for more than 80 percent of its employees in the United States and defined benefit pension plans covering the remaining employees. For hires before January 1, 2016, U. S. Steel has defined benefit retiree health care and life insurance plans (Other Benefits) that cover its represented employees in North America upon their retirement. Government-sponsored programs into which U. S. Steel makes required contributions cover U. S. Steel’s European employees. For more details regarding pension and other post-employment benefits see Note 18 of the Consolidated Financial Statements.

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

In September 2022, the FASB issued Accounting Standards Update 2022-04, Disclosure of Supplier Finance Program Obligations (ASU 2022-04). ASU 2022-04 requires that an entity disclose certain information about supplier finance programs used in connection with the purchase of goods and services. ASU 2022-04 is effective for all entities with fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption of all amendments is permitted. The Company will adopt the interim disclosure requirements as applicable during the first quarter 2023 and the annual disclosure requirements except for the annual rollforward in the 2023 Form 10-K. The Company will adopt the annual rollforward disclosure requirement in the 2024 Form 10-K.

3. Recently Adopted Accounting Standards
In August 2020, the FASB issued Accounting Standards Update 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 also requires entities to provide expanded disclosures about the terms and features of convertible instruments and amends certain guidance in ASC 260 on the computation of earnings per share (EPS) for convertible instruments and contracts on an entity’s own equity. The update requires entities to use the If-Converted Method for calculating diluted EPS, retiring the previous alternative calculation of the Treasury Stock Method for calculating diluted EPS for convertible instruments.
U. S. Steel has adopted this guidance using the modified retrospective implementation method as of January 1, 2022. The cumulative effect of the changes made to our consolidated January 1, 2022, balance sheet for the adoption of ASU 2020-06 was as follows:

(in millions)	Balance as of December 31, 2021	Adjustments due to ASU 2020-06	Balance as of January 1, 2022
Consolidated Balance Sheet
Assets
Deferred income tax benefits	$32	$4	$36

Liabilities
Long-term debt, less unamortized discount and debt issuance costs	$3,863	$74	$3,937
Deferred income tax liabilities	$122	$(15)	$107

Equity
Additional paid-in capital	$5,199	$(78)	$5,121
Retained Earnings	$3,534	$22	$3,556
In November 2021, the FASB issued Accounting Standards Update 2021-10, Disclosures by Business Entities about Government Assistance (ASU 2021-10). ASU 2021-10 provides expanded disclosure requirements for business entities that account for a transaction with a government by applying a grant or contribution accounting model by analogy. The Company adopted this guidance effective January 1, 2022. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.
In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes (ASU 2019-12). ASU 2019-12 simplifies accounting for income taxes by removing certain exceptions from the general principles in Topic 740 including elimination of the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items such as other comprehensive income. U. S. Steel adopted this guidance on January 1, 2021. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.
In March 2020, the FASB issued Accounting Standards Update 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). ASU 2020-04 provides optional exceptions for applying generally accepted accounting principles to modifications of contracts, hedging relationships, and other transactions that reference LIBOR or another rate that will be discontinued by reference rate reform if certain criteria are met. The guidance was effective beginning on March 12, 2020 and the amendments were applied prospectively through December 31, 2022. U. S. Steel adopted this guidance during 2020. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which adds an impairment model that is based on expected losses rather than incurred losses. U. S. Steel's significant financial instruments which are valued at cost are trade receivables (receivables). U. S. Steel's receivables carry standard industry terms and are categorized in two receivable pools, U.S. and USSE. Both pools use customer specific risk ratings based on customer financial metrics, past payment experience and other factors and qualitatively consider economic conditions to assess the level of allowance for doubtful accounts. USSE mitigates credit risk for approximately 76 percent of its receivables balance using credit insurance, letters of credit, bank guarantees, prepayments or other collateral. ASU 2016-13 was effective for public companies for fiscal years beginning after December 15, 2019, including interim reporting periods. U. S. Steel adopted this standard effective January 1, 2020. The impact of adoption was not material to the Consolidated Financial Statements.

4. Segment Information

U. S. Steel has four reportable segments: North American Flat-Rolled, Mini Mill, USSE and Tubular Products. The results of our real estate business, the previously held equity method investment in Big River Steel, and of our former railroad businesses are combined and disclosed in the Other category. The majority of U. S. Steel's customers are located in North America and Europe. No single customer accounted for more than 10 percent of gross annual revenues.

The Flat-Rolled segment includes the operating results of U. S. Steel’s integrated steel plants and equity investees in the United States involved in the production of slabs, strip mill plates, sheets and tin mill products, as well as all pig iron, iron ore and coke production facilities in the United States. These operations primarily serve North American customers in the service center, conversion, transportation (including automotive), construction, container and appliance and electrical markets.

The Mini Mill segment reflects the acquisition of Big River Steel after the purchase of the remaining equity interest on January 15, 2021 (see Note 5 for further details) and BR2 facility, which is under construction in Osceola, Arkansas. As of December 31, 2021, the Mini Mill segment includes the operating results of U. S. Steel’s two electric arc furnace steel plant in Osceola, Arkansas involved in the production of sheets and electrical products. These operations primarily serve North American customers in the service center, conversion, transportation (including automotive), construction, container and appliance and electrical markets.

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

The Tubular segment includes the operating results of U. S. Steel’s tubular production facilities and an equity investee in the United States. These operations produce and sell rounds, seamless and electric resistance welded (welded) steel casing and tubing (commonly known as oil country tubular goods or OCTG), standard and line pipe and mechanical tubing and primarily serve customers in the oil, gas and petrochemical markets. The Tubular segment includes the electric arc furnace at our Fairfield Tubular Operations in Fairfield, Alabama.

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

The results of segment operations are as follows:

(In millions)	Customer Sales	Intersegment Sales	Net Sales	Earnings (loss) from investees	Earnings (loss) before Interest and Income Taxes	Depreciation, depletion & amortization	Capital expenditures
2022
Flat-Rolled	$12,522	$350	$12,872	$220	$1,951	$499	$503
Mini Mill (a)	2,681	366	3,047	—	481	158	1,159
USSE	4,243	13	4,256	—	444	85	90
Tubular	1,611	5	1,616	23	544	48	17
Total reportable segments	21,057	734	21,791	243	3,420	790	1,769
Other	8	1	9	—	22	1	—
Reconciling Items and Eliminations	—	(735)	(735)	—	(282)	—	—
Total	$21,065	$—	$21,065	$243	$3,160	$791	$1,769
2021
Flat-Rolled	$12,180	$178	$12,358	$150	$2,630	$491	$422
Mini Mill (a)	3,008	508	3,516	—	1,206	151	331
USSE	4,262	4	4,266	—	975	98	57
Tubular	789	20	809	14	1	46	51
Total reportable segments	20,239	710	20,949	164	4,812	786	861
Other	36	65	101	6	(11)	5	2
Reconciling Items and Eliminations	—	(775)	(775)	—	145	—	—
Total	$20,275	$—	$20,275	$170	$4,946	$791	$863
2020
Flat-Rolled	$7,071	$208	$7,279	$(9)	$(596)	$496	$484
USSE	1,967	3	1,970	—	9	97	79
Tubular	639	7	646	4	(179)	39	159
Total reportable segments	9,677	218	9,895	(5)	(766)	632	722
Other	64	98	162	(94)	(39)	11	3
Reconciling Items and Eliminations	—	(316)	(316)	(18)	(270)	—	—
Total	$9,741	$—	$9,741	$(117)	$(1,075)	$643	$725
(a)Includes capital expenditures related to BR2 of $796 million and $144 million in 2022 and 2021, respectively.

A summary of total assets by segment is as follows:

	December 31,
(In millions)	2022	2021
Flat-Rolled	$7,936	$7,337
Mini Mill (a)	5,787	4,715
USSE	5,823	6,111
Tubular	1,140	1,054
Total reportable segments	$20,686	$19,217
Other	$141	$88
Corporate, reconciling items, and eliminations (b)	(1,369)	(1,489)
Total assets	$19,458	$17,816
(a)Includes assets related to BR2 of $1.4 billion and $0.3 billion in 2022 and 2021, respectively.
(b)The majority of Corporate, reconciling items, and eliminations total assets is comprised of cash and the elimination of intersegment amounts.

The detail of reconciling items to consolidated earnings (loss) before interest and income taxes is as follows:

(In millions)	2022	2021	2020
Items not allocated to segments:
Restructuring and other charges (Note 25)	$(48)	$(128)	$(138)
Asset impairment charges	(163)	(273)	(287)
United Steelworkers labor agreement signing bonus and related costs	(64)	—	—
Gains on assets sold & previously held investments	6	118	170
Gain on sale of Transtar (Note 5)	—	506	—
Environmental remediation charges	—	(43)	—
Other charges, net	(13)	(35)	(15)
Total reconciling items	$(282)	$145	$(270)

Geographic Area:
The information below summarizes external sales, property, plant and equipment and equity method investments based on the location of the operating segment to which they relate.

(In millions)	Year	External Sales	Assets
North America	2022	$16,822	$8,459	(a)
	2021	16,013	7,034	(a)
	2020	7,774	5,590	(a)
Europe	2022	4,243	843
	2021	4,262	880
	2020	1,967	993
Total	2022	21,065	9,302
	2021	20,275	7,914
	2020	9,741	6,583
(a)Assets with a book value of $8,459 million, $7,034 million and $5,590 million were located in the United States at December 31, 2022, 2021 and 2020, respectively.
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

The acquisition has been accounted for in accordance with ASC 805, Business combinations. There were step-ups to fair value of approximately $308 million, $194 million and $24 million for property, plant and equipment, debt and inventory, respectively. An intangible asset for customer relationships and goodwill of approximately $413 million and $916 million were also recorded, respectively. Goodwill represents the excess of purchase price over the fair market value of the net assets. Goodwill is primarily attributable to Big River Steel's operational abilities, workforce and the anticipated benefits from their recent expansion and is expected to be tax deductible. The inventory step-up was fully amortized as of March 31, 2021, the intangible asset will be amortized over a 22-year period, and the debt step-up will be amortized over the contractual life of the underlying debt.

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

Transtar Disposition
On July 28, 2021, U. S. Steel completed the sale of 100 percent of its equity interests in its wholly-owned short-line railroad, Transtar, LLC (Transtar) to an affiliate of Fortress Transportation and Infrastructure Investors, LLC. The Company received net cash proceeds of $627 million, subject to certain customary adjustments as set forth in the Membership Interest Purchase Agreement, and recognized a pretax gain of approximately $506 million in 2021. In connection with the closing of the transaction, the Company entered into certain ancillary agreements including a railway services agreement, providing for continued rail services for its Gary Works and Mon Valley Works facilities, and a transition services agreement. Because Transtar does not represent a significant component of U. S. Steel's business and does not constitute a reportable business segment, its results through the date of disposition are reported in the Other category. See Note 4 for further details.

Other Transactions
As of December 31, 2022, the Company intends to pursue the disposition of certain assets related to a component of its flat-roll business. As a result, the Company has recognized a total of $119 million in restructuring-related charges, $89 million during the fourth quarter 2021 and $30 million during the year ended December 31, 2022. These charges are expected to be paid out on a long-term basis.

USS-UPI, LLC (UPI) (formerly known as USS-POSCO Industries)
On February 29, 2020, U. S. Steel purchased the remaining 50% ownership interest in USS-POSCO Industries, (now USS-UPI, LLC), (UPI) for $3 million, net of cash received of $2 million. There was an assumption of accounts payable owed to U. S. Steel for prior sales of steel substrate of $135 million associated with the purchase that was reflected as a reduction in receivables from related parties on the Company's Consolidated Balance Sheet as of December 31, 2020.

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

The following tables disaggregates our revenue by product for each of our reportable business segments for the years ended December 31, 2022, 2021 and 2020, respectively (Net Sales by Product, in millions, excluding intersegment sales):

Year Ended December 31, 2022	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$193	$—	$103	$—	$—	$296
Hot-rolled sheets	2,338	1,570	1,919	—	—	5,827
Cold-rolled sheets	3,898	356	385	—	—	4,639
Coated sheets	4,461	745	1,622	—	—	6,828
Tubular products	—	—	68	1,594	—	1,662
All other (a)	1,632	10	146	17	8	1,813
Total	$12,522	$2,681	$4,243	$1,611	$8	$21,065
(a) Consists primarily of sales of raw materials and coke making by-products

Year Ended December 31, 2021	Flat-Rolled	Mini Mill (b)	USSE	Tubular	Other	Total
Semi-finished	$12	$—	$126	$—	$—	$138
Hot-rolled sheets	2,592	1,744	2,149	—	—	6,485
Cold-rolled sheets	3,785	526	448	—	—	4,759
Coated sheets	4,408	732	1,376	—	—	6,516
Tubular products	—	—	58	781	—	839
All other (a)	1,383	6	105	8	36	1,538
Total	$12,180	$3,008	$4,262	$789	$36	$20,275
(a) Consists primarily of sales of raw materials and coke making by-products.
(b) Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.

Year Ended December 31, 2020	Flat-Rolled	USSE	Tubular	Other	Total
Semi-finished	$94	$2	$—	$—	$96
Hot-rolled sheets	1,273	793	—	—	2,066
Cold-rolled sheets	2,102	164	—	—	2,266
Coated sheets	2,990	904	—	—	3,894
Tubular products	—	40	621	—	661
All other (b)	612	64	18	64	758
Total	$7,071	$1,967	$639	$64	$9,741
(a) Consists primarily of sales of raw materials and coke making by-products.
7. Net Interest and Other Financial Costs

(In millions)	2022	2021	2020
Interest income:
Interest income	$(44)	$(4)	$(7)
Interest expense and other financial costs:
Interest incurred	218	342	306
Less interest capitalized	59	29	26
Total interest expense	159	313	280
Loss on debt extinguishment (a)	—	292	—
Net periodic benefit (income) costs (other than service cost)	(246)	(45)	(25)
Foreign currency net loss (gain) (b)	11	17	(15)
Financial costs on:
Amended Credit Agreement	5	6	3
USSK Credit Facility	3	4	2
Other (c)	4	5	(21)
Amortization of discounts and deferred financing costs	9	14	15
Total other financial costs (benefits)	32	46	(16)
Net interest and other financial (benefits) costs	$(99)	$602	$232
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
(c)2020 includes a gain of $39 million for the change in fair value of certain call and put options related to U. S. Steel's previously held 49.9% ownership interest in Big River Steel.

8. Earnings (Loss) and Dividends Per Common Share

Earnings (Loss) per Share Attributable to United States Steel Corporation Stockholders
Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period.
Diluted earnings (loss) per common share assumes the exercise of stock options, the vesting of restricted stock units and performance awards, provided in each case the effect is dilutive. In 2022, the "if-converted" method is used to calculate the dilutive effect of the Senior Convertible Notes due in 2026 as a result of ASU 2020-06. In 2021 and 2020, the "treasury stock" method was used to calculate the dilutive effect of the Senior Convertible Notes due in 2026 (due to our intent and policy, among other factors, to settle the principal amount of the 2026 Senior Convertible Notes in cash upon conversion).

The computations for basic and diluted earnings (loss) per common share from continuing operations are as follows:

(Dollars in millions, except per share amounts)	2022	2021	2020
Net earnings (loss) attributable to United States Steel Corporation stockholders
Basic	$2,524	$4,174	$(1,165)
Interest expense on Senior Convertible Notes, net of tax	13	—	—
Diluted	$2,537	$4,174	$(1,165)
Weighted-average shares outstanding (in thousands):
Basic	246,986	264,667	196,721
Effect of Senior Convertible notes	26,194	11,126	—
Effect of stock options, restricted stock units and performance awards	3,783	4,651	—
Diluted	276,963	280,444	196,721
Net earnings (loss) per share attributable to United States Steel Corporation stockholders:
Basic	$10.22	$15.77	$(5.92)
Diluted	$9.16	$14.88	$(5.92)

The following table summarizes the securities that were antidilutive, and therefore, were not included in the computation of diluted earnings (loss) per common share:

(In thousands)	2022	2021	2020
Securities granted under the 2016 Omnibus Incentive Compensation Plan, as amended and restated	960	1,185	6,780

Dividends Paid per Share
Quarterly dividends on common stock were five cents per share for each quarter in 2022. Quarterly dividends on common stock were one cent per share in the first, second and third quarters and five cents per share in the fourth quarter of 2021. Quarterly dividends on common stock were one cent per share for each quarter in 2020.

9. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within U. S. Steel's Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows:

	December 31,
(In millions)	2022	2021	2020
Cash and cash equivalents	$3,504	$2,522	$1,985
Restricted cash in other current assets	4	2	3
Long-term restricted cash	31	76	130
Total cash, cash equivalents and restricted cash	$3,539	$2,600	$2,118

Amounts included in restricted cash represent cash balances which are legally or contractually restricted, primarily for electric arc furnace construction, environmental liabilities and other capital projects and insurance purposes.

10. Inventories

(In millions)	December 31, 2022	December 31, 2021
Raw materials	$1,098	$713
Semi-finished products	811	1,056
Finished products	398	388
Supplies and sundry items	52	53
Total	$2,359	$2,210

Current acquisition costs for LIFO inventories were estimated to exceed the above inventory values at December 31 by $1,154 million in 2022 and $896 million in 2021. As a result of the liquidation of LIFO inventories, cost of sales decreased and earnings before interest and income taxes increased by $44 million, $11 million and $5 million in 2022, 2021 and 2020, respectively.

11. Income Taxes

Components of earnings (loss) before income taxes:

(In millions)	2022	2021	2020
United States	$2,847	$3,400	$(1,303)
Foreign	412	944	(4)
Earnings (loss) before income taxes	$3,259	$4,344	$(1,307)

At the end of both 2022 and 2021, U. S. Steel does not have any undistributed foreign earnings and profits for which U.S. deferred taxes have not been provided.

Income tax provision (benefit):

	2022			2021			2020
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$101	$451	$552	$(7)	$8	$1	$(10)	$(95)	$(105)
State and local	54	43	97	50	(71)	(21)	(3)	(24)	(27)
Foreign	79	7	86	179	11	190	1	(11)	(10)
Total	$234	$501	$735	$222	$(52)	$170	$(12)	$(130)	$(142)

A reconciliation of the federal statutory tax rate of 21 percent to total provision (benefit) follows:

(In millions)	2022	2021	2020
Statutory rate applied to earnings (loss) before income taxes	$684	$912	$(275)
Valuation allowance	(38)	(633)	367
Tax accounting benefit related to increase in OCI	—	—	(138)
Excess percentage depletion	(48)	(66)	(31)
Capital loss generated	—	(139)	—
State and local income taxes after federal income tax effects	97	83	(47)
Effects of foreign operations	85	191	(10)
U.S. impact of foreign operations	6	4	1
Impact of tax credits	(83)	(173)	(18)
Adjustment of prior years' federal income taxes	40	(5)	12
Other	(8)	(4)	(3)
Total provision (benefit)	$735	$170	$(142)

In March 2022, the Company and the Arkansas Economic Development Commission entered into the Recycling Tax Credit Incentive Agreement, whereby the Company may earn state income tax credits in an amount equal to 30 percent of the cost of waste reduction, reuse, or recycling equipment, subject to meeting the requirements of the Arkansas Code Ann. Section 26-51-506, for BR2 which is under construction in Osceola, Arkansas. Documentation supporting the Company's investment in qualifying equipment must be submitted as part of an application for certification expected to be completed on or before 2025. In March 2022, the Company received a lump-sum payment of approximately $82 million as proceeds from the sale of a portion of expected future tax credits to be earned by the Company (see Note 26 for additional information). The Company estimates that it could earn tax credits in excess of $700 million, exclusive of the amount sold in March 2022, which the Company will recognize in the year the assets are placed into service and meet the requirements of Arkansas Code Ann. Section 26-51-506. Any unused tax credit that cannot be claimed in a tax year may be carried forward indefinitely by the Company and applied to its future state tax liability.

On August 16, 2022, H.R. 5376 (commonly called the Inflation Reduction Act of 2022) was signed into law, which, among other things, implemented a CAMT of 15 percent on book income of certain large corporations, a one percent excise tax on net stock repurchases and several tax incentives to promote clean energy. The provision pertaining to an excise tax on corporate stock repurchases imposes a nondeductible one percent excise tax on a publicly traded corporation for the net value of certain stock that the corporation repurchases. The value of the repurchases subject to the tax is reduced by the value of any stock issued by the corporation during the tax year, including stock issued or provided to the employees. The CAMT imposes a minimum tax on net income adjusted for certain items prescribed by the legislation. Both the CAMT and the excise tax provisions of this legislation are effective for tax years beginning after December 31, 2022. Although management is currently assessing the impact of the law change and awaiting guidance from the Department of Treasury, the Company anticipates being subject to the new CAMT but does not believe that it will have a material impact on its Consolidated Financial Statements.

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

Deferred taxes
Deferred tax assets and liabilities resulted from the following:

	December 31,
(In millions)	2022	2021
Deferred tax assets:
Federal tax loss carryforwards (no expiration)	$1	$20
Federal tax loss carryforwards (expiring in 2037)	1	—
Federal capital loss carryforwards (expiring in 2026)	69	66
State tax credit carryforwards (expiring in 2024 through 2031)	10	11
State tax loss carryforwards (expiring in 2023 through 2043)	77	150
State capital loss carryforwards (expiring in 2026 through 2036)	28	16
General business credit carryforwards	—	94
Foreign tax loss and credit carryforwards (expiring in 2023 through 2031)	67	244
Contingencies and accrued liabilities	64	78
Operating lease liabilities	37	47
Capitalized research and development	35	15
Receivables, payables and debt	13	33
Inventory	14	—
Other temporary differences	53	34
Valuation allowance	(119)	(162)
Total deferred tax assets	$350	$646
Deferred tax liabilities:
Property, plant and equipment	$589	$379
Operating right-of-use assets	35	45
Investments in subsidiaries and equity investees	141	121
Inventory	—	112
Employee benefits	31	70
Receivables, payables and debt	—	6
Other temporary differences	—	3
Total deferred tax liabilities	$796	$736
Net deferred tax (liability) asset	$(446)	$(90)

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

During the year ended December 31, 2021, U. S. Steel realized a non-cash net benefit of $715 million related to the valuation allowance release, which was partially offset by the addition of a valuation allowance of $82 million, the majority of which relates to an unused capital loss generated in the fourth quarter of 2021.

At December 31, 2022, the net domestic deferred tax liability was $437 million, net of an established valuation allowance of $116 million. At December 31, 2021, the net domestic deferred tax liability was $88 million, net of an established valuation allowance of $159 million.

At December 31, 2022, the net foreign deferred tax liability was $9 million, net of an established valuation allowance of $3 million. At December 31, 2021, the net foreign deferred tax liability was $2 million, net of an established valuation allowance of $3 million. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro.

U. S. Steel will continue to monitor the realizability of its deferred tax assets on a quarterly basis. In the future, if we determine that realization is more likely than not for a deferred tax asset with a valuation allowance, the related valuation allowance will be reduced, and we will record a non-cash benefit to earnings.

Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in ASC Topic 740 on income taxes. The total amount of unrecognized tax benefits was $2 million, $3 million and $16 million as of December 31, 2022, 2021 and 2020, respectively.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $2 million as of both December 31, 2022 and 2021.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Consolidated Statements of Operations. Any penalties are recognized as part of selling, general and administrative expenses. U. S. Steel had accrued liabilities of $2 million for interest and penalties related to uncertain tax positions as of both December 31, 2022, and 2021.

A tabular reconciliation of unrecognized tax benefits follows:

(In millions)	2022	2021	2020
Unrecognized tax benefits, beginning of year	$3	$16	$3
Increases – tax positions taken in prior years	—	—	13
Decreases – tax positions taken in prior years	—	(13)	—
Settlements	—	—	—
Lapse of statute of limitations	(1)	—	—
Unrecognized tax benefits, end of year	$2	$3	$16

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

12. Investments, Long-Term Receivables and Equity Investee Transactions

	December 31,
(In millions)	2022	2021
Equity method investments	$810	$660
Receivables due after one year, less allowance of $4 in both periods	22	31
Other	8	3
Total	$840	$694

Summarized financial information of all investees accounted for by the equity method of accounting is as follows (amounts represent 100% of investee financial information):

(In millions)	2022	2021	2020
Income data – year ended December 31:
Net Sales	$3,222	$2,229	$2,485
Operating income	492	376	12
Net earnings	462	346	(124)
Balance sheet date – December 31:
Current Assets	$1,085	$744	$960
Noncurrent Assets	974	1,084	3,101
Current liabilities	314	293	419
Noncurrent Liabilities	513	529	3,063

U. S. Steel's portion of the income (loss) from investees reflected on the Consolidated Statements of Operations was $243 million, $170 million and $(117) million for the years ended December 31, 2022, 2021 and 2020, respectively.

All of our significant investees are located in the U.S. Investees accounted for using the equity method include:

Investee	December 31, 2022 Interest
Chrome Deposit Corporation	50%
Daniel Ross Bridge, LLC	50%
Double G Coatings Company, Inc.	50%
Hibbing Development Company	24.1%
Hibbing Taconite Company(a)	14.7%
Patriot Premium Threading Services, LLC	50%
PRO-TEC Coating Company, LLC	50%
Strategic Investment Fund Partners II(b)	5.2%
Worthington Specialty Processing	49.0%
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

In 2022, we recognized pre-tax gains on equity investee transactions of approximately $6 million from Worthington Specialty Processing pertaining to the sale of the joint venture's facilities and subsequent distribution to the investors. The joint venture is expected to be dissolved in 2023 and is expected to result in an immaterial distribution to the Company.

Dividends or partnership distributions received from equity investees were $28 million in 2022 and $2 million in 2021, respectively. There were none received in 2020.

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

13. Property, Plant and Equipment

		December 31,
(In millions)	Useful Lives	2022	2021
Land and depletable property	—	$210	$213
Buildings	35-40 years	1,530	1,558
Machinery and equipment
Steel producing	2-30 years	15,900	15,968
Other	5-30 years	95	94
Information technology	5-6 years	805	798
Assets under finance lease	5-15 years	212	160
Construction in process	—	2,470	885
Total		21,222	19,676
Less accumulated depreciation and depletion		12,730	12,422
Net		$8,492	$7,254

Amounts in accumulated depreciation and depletion for assets acquired under finance leases were $86 million and $59 million at December 31, 2022 and 2021, respectively.

14. Goodwill and Intangible Assets

Intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of December 31, 2022			As of December 31, 2021
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22 Years	$413	$37	$376	$413	$18	$395
Patents	5-15 Years	17	12	5	17	11	6
Energy Contract	2 Years	54	32	22	54	11	43
Total amortizable intangible assets		$484	$81	$403	$484	$40	$444
Amortization expense was $42 million and $26 million for years ended December 31, 2022 and December 31, 2021, respectively. We expect approximately $120 million in total amortization expense from 2023 through 2027 and approximately $283 million in remaining amortization expense thereafter.
The carrying amount of acquired water rights with indefinite lives as of December 31, 2022 and December 31, 2021 totaled $75 million.
Below is a summary of goodwill by segment for the twelve months ended December 31, 2022:

(In millions)	Flat-Rolled	Mini Mill	USSE	Tubular	Total
Balance at December 31, 2021	$—	$916	$4	$—	$920
Additions	—	—	—	—	—
Balance at December 31, 2022	$—	$916	$4	$—	$920

15. Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee), or its designee, under the 2005 Stock Incentive Plan (the 2005 Plan) and the 2016 Omnibus Incentive Compensation Plan, as amended and restated (the Omnibus Plan) (collectively the Plans). On April 26, 2016, the Company's stockholders approved the Omnibus Plan and authorized the Company to issue up to 7,200,000 shares of U. S. Steel common stock under the Omnibus Plan. The Company's stockholders authorized the issuance of an additional 6,300,000 shares under the Omnibus Plan on April 25, 2017, an additional 4,700,000 shares under the Omnibus Plan on April 28, 2020 and an additional 14,500,000 shares under the Omnibus Plan on April 27, 2021. While awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of December 31, 2022, there were 9,080,478 shares available for future grants under the Omnibus Plan.

Generally, a share issued under the Omnibus Plan pursuant to an award other than a stock option will reduce the number of shares available under the Stock Plan by 1.78 shares. Shares related to awards under either plan (i) that are forfeited, (ii) that terminate without shares having been issued or (iii) for which payment is made in cash or property other than shares, are again available for awards under the Omnibus Plan. Shares delivered to U. S. Steel or withheld for purposes of satisfying the exercise price or tax withholding obligations are not available for future awards. The purpose of the Plans is to attract, reward and retain employees and non-employee directors who create long-term value for our stockholders by delivering on objectives that support our long-term strategy. The Committee administers the Plans, and under the Omnibus Plan may make grants of stock options, restricted stock units (RSUs), performance awards, and other stock-based awards.

The following table summarizes the total stock-based compensation awards granted during the years 2022, 2021 and 2020:

	Stock Options	Restricted Stock Units	TSR Performance Awards	ROCE Performance Awards (a)	Performance-Based Restricted Stock Units
2022	—	1,249,830	236,520	408,870	83,951
2021	171,000	1,891,481	306,930	485,900	676,954
2020	—	2,640,690	671,390	—	—
(a) The ROCE awards granted in 2020 are not shown in the table because they were granted in cash.

Stock-based compensation expense
The following table summarizes the total compensation expense recognized for stock-based compensation awards:

(In millions, except per share amounts)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Stock-based compensation expense recognized:
Cost of sales	$15	$14	$8
Selling, general and administrative expenses	42	41	18
Total	57	55	26
Related deferred income tax benefit (a)	14	14	—
Decrease in net income	43	41	26
Decrease in basic earnings per share	0.18	0.16	0.13
Decrease in diluted earnings per share	0.16	0.15	0.13
(a) Amounts for 2020 do not reflect a tax benefit as a result of a full valuation allowance on our domestic deferred tax assets.

As of December 31, 2022, total future compensation cost related to nonvested stock-based compensation arrangements was $45 million and the average period over which this cost is expected to be recognized is approximately 16 months.

Stock options
Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. Awards generally vest ratably over a three-year service period and have a term of ten years. Stock options are generally issued at the average market price of the underlying stock on the date of the grant. Upon exercise of stock options, shares of U. S. Steel stock are issued from treasury stock or from authorized, but unissued common stock. There were 171,000 performance-based stock options granted in 2021. There were no stock options granted in 2022 and 2020.

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

The 171,000 performance-based stock options granted in December 2021 do not become vested and exercisable until the Company's 20-trading day average closing stock price meets or exceeds the following stock price hurdles during the seven-year period beginning on the grant date, as follows:

20-trading day Average Closing Stock Price Achievement During 7-Year Period Beginning on Grant Date (a)	Percentage of Performance-Based Stock Options Exercisable
$35.00	33.33%
$45.00	33.33%
$55.00	33.34%

(a) The $35.00 tranche vested in April 2022.

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2022:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2022	1,659,764	$25.31
Granted	—	$—
Exercised	(408,760)	$20.29
Forfeited or expired	(40,789)	$29.08
Outstanding at December 31, 2022	1,210,215	$26.88	2.97	$3
Exercisable at December 31, 2022	1,096,215	$27.24	2.65	$2
Exercisable and expected to vest at December 31, 2022	1,210,215	$26.88	2.97	$3

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (difference between our closing stock price on the last trading day of 2022 and the exercise price, multiplied by the number of in-the-money options). Intrinsic value changes are a function of the fair market value of our stock.

The total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the option) was $5 million and $3 million during the years ended December 31, 2022 and December 31, 2021, respectively, and immaterial during the year ended December 31, 2020. The total amount of cash received by U. S. Steel from the exercise of options was $8 million and $7 million during the years ended December 31, 2022 and December 31, 2021, respectively. The related net tax benefit realized from the exercise of these options was immaterial in 2022 and 2021.

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

Performance awards based on the return on capital employed (ROCE) metric were granted in equity in 2022 and 2021, and in cash in 2020. ROCE awards granted will be measured on a weighted average basis of the Company’s consolidated worldwide earnings (loss) before interest and income taxes, as adjusted, divided by consolidated worldwide capital employed, as adjusted, over a three year period.

For outstanding 2020 and 2021 ROCE-based equity awards, weighted average ROCE is calculated based on the ROCE achieved in the first, second and third years of the performance period, weighted at 20 percent, 30 percent and 50 percent, respectively. For outstanding 2022 ROCE-based equity awards, weighted average ROCE is calculated based on the ROCE achieved in the first, second and third years of the performance period, weighted at 20 percent for each year in the three-year performance period and 40 percent for the full three-year period. The ROCE awards will payout 50 percent at the threshold level, 100 percent at the target level and 200 percent at the maximum level. Payouts for performance in between the threshold percentages will be interpolated.

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

The following table shows a summary of the performance awards outstanding as of December 31, 2022, and their fair market value on the respective grant date:

Performance Period	Fair Value (in millions)	Minimum Shares	Target Shares	Maximum Shares
2022 - 2024	$17	—	641,773	1,283,546
2021 - 2023	$31	—	1,475,765	2,951,530
2020 - 2022	$5	—	641,005	1,282,010

The following table shows a summary of the status and activity of nonvested stock awards for the year ended December 31, 2022:

	Restricted Stock Units	TSR Performance Awards (a)	ROCE Performance Awards (a)	Performance-Based Restricted Stock Units (a)	Total	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2022	3,699,689	1,121,703	915,969	676,954	6,414,315	$16.85
Granted	1,249,830	236,520	408,870	83,951	1,979,171	24.52
Vested	(1,547,733)	(69,508)	(881,878)	—	(2,499,119)	18.10
Performance adjustment factor (b)	—	(104,260)	440,939	—	336,679	22.26
Forfeited or expired	(76,039)	—	(7,297)	(63,420)	(146,756)	21.21
Nonvested at December 31, 2022	3,325,747	1,184,455	876,603	697,485	6,084,290	$19.02
(a)The number of shares shown for the performance awards is based on the target number of share awards.
(b)Consists of adjustments to vested performance awards to reflect actual performance.

The following table presents information on RSUs and performance awards granted:

	2022	2021	2020
Number of awards granted	1,979,171	3,361,265	3,312,080
Weighted-average grant-date fair value per share	$24.52	$20.24	$8.69

During the years ended December 31, 2022, 2021, and 2020, the total fair value of shares vested was $45 million, $29 million, and $16 million, respectively.

16. Derivative Instruments
U. S. Steel is exposed to foreign currency exchange rate risks in our European operations. USSE’s revenues are primarily in euros and costs are primarily in euros and U.S. dollars. U. S. Steel uses foreign exchange forward sales contracts (foreign exchange forwards) with maturities up to 23 months to manage our currency requirements and exposure to foreign currency exchange rate fluctuations. Derivative instruments are required to be recognized at fair value in the Consolidated Balance Sheet. The USSE and Flat-Rolled segments use hedge accounting for their foreign exchange forwards. The Mini Mill segment has foreign exchange forwards for which hedge accounting has not been elected; therefore, the changes in the fair value of their foreign exchange forwards are recognized immediately in the Consolidated Statements of Operations (mark-to-market accounting).

U. S. Steel also uses financial swaps to protect from the commodity price risk associated with purchases of natural gas, zinc, tin, electricity, and iron ore pellets (commodity purchase swaps). We elected cash flow hedge accounting for commodity purchase swaps for natural gas, zinc, tin, and iron ore pellets and use mark-to-market accounting for electricity swaps. The commodity purchase swaps where hedge accounting was elected have maturities up to 12 months. The commodity purchase swaps where hedge accounting was not elected have maturities up to 12 months.
U. S. Steel has entered into financial derivatives that are used to partially manage the sales price risk of certain hot-rolled coil sales (sales swaps) and iron ore pellet sales (sales swaps and zero cost collars). The sales swaps and the zero cost collars are all accounted for using hedge accounting. The hot-rolled coil sales swaps and the iron ore zero cost collars have reached maturity, and the iron ore sales swaps have maturities up to 13 months.
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
The table below shows the outstanding swap quantities used to hedge forecasted purchases and sales as of December 31, 2022, and December 31, 2021:

Hedge Contracts	Classification	December 31, 2022	December 31, 2021
Natural gas (in mmbtus)	Commodity purchase swaps	45,174,000	40,498,000
Tin (in metric tons)	Commodity purchase swaps	738	1,648
Zinc (in metric tons)	Commodity purchase swaps	5,222	7,167
Electricity (in megawatt hours)	Commodity purchase swaps	460,320	810,720
Iron ore pellets (in metric tons)	Commodity purchase swaps	280,000	30,000
Iron ore pellets (in metric tons)	Zero cost collars	108,000	1,296,000
Iron ore pellets (in metric tons)	Sales swaps	1,087,500	—
Hot-rolled coils (in tons)	Sales swaps	11,000	157,120
Foreign currency (in millions of euros)	Foreign exchange forwards	€266	€308
Foreign currency (in millions of dollars)	Foreign exchange forwards	$90	$2
Foreign currency (in millions of CAD)	Foreign exchange forwards	$1	$0
The following summarizes the fair value amounts included in our Consolidated Balance Sheets as of December 31, 2022, and December 31, 2021:

(In millions)	Balance Sheet Location	December 31, 2022	December 31, 2021
Designated as Hedging Instruments
Sales swaps	Accounts receivable	$3	$10
Sales swaps	Accounts payable	8	30
Sales swaps	Investments and long-term receivables	—	1
Sales swaps	Other long-term liabilities	1	—
Commodity purchase swaps	Accounts receivable	14	17
Commodity purchase swaps	Accounts payable	51	29
Commodity purchase swaps	Investments and long-term receivables	—	1
Commodity purchase swaps	Other long-term liabilities	11	4
Foreign exchange forwards	Accounts receivable	3	15
Foreign exchange forwards	Accounts payable	9	—
Foreign exchange forwards	Other long-term liabilities	3	—
Not Designated as Hedging Instruments
Commodity purchase swaps	Accounts receivable	13	5
Commodity purchase swaps	Investments and long-term receivables	1	5

The table below summarizes the effect of hedge accounting on AOCI and amounts reclassified from AOCI into earnings for 2022, 2021, and 2020:

	(Loss) Gain on Derivatives in AOCI				Amount of (Loss) Gain Recognized in Income
(In millions)	2022	2021	2020	Location of Reclassification from AOCI (a)	2022	2021	2020
Sales swaps	$14	$7	$(26)	Net sales	$(18)	$(170)	$—
Commodity purchase swaps	(35)	(11)	17	Cost of sales (b)	103	57	(24)
Foreign exchange forwards	(16)	33	(17)	Cost of sales	44	(3)	(7)
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items resulting in immaterial ineffectiveness.
(b) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.
The table below summarizes the impact of derivative activity where hedge accounting has not been elected on our Consolidated Statements of Operations for 2022, 2021 and 2020:

		Amount of (Loss) Gain Recognized in Income
(In millions)	Consolidated Statement of Operations Location	2022	2021	2020
Commodity purchase swaps	Cost of sales	$18	$19	$(1)
Foreign exchange forwards	Other financial costs	(7)	2	—

At current contract values, $43 million in AOCI as of December 31, 2022, will be recognized as an increase in cost of sales over the next year, and $5 million in AOCI as of December 31, 2022, will be recognized as a decrease in net sales over the next year.

17. Debt

				December 31,
(In millions)	Issuer/Borrower	Interest Rates %	Maturity	2022	2021
2037 Senior Notes	U. S. Steel	6.650	2037	$274	$350
2029 Senior Secured Notes	Big River Steel	6.625	2029	720	720
2029 Senior Notes	U. S. Steel	6.875	2029	475	750
2026 Senior Convertible Notes	U. S. Steel	5.000	2026	350	350
Environmental Revenue Bonds	U. S. Steel	4.125 - 6.750	2024 - 2052	924	647
Environmental Revenue Bonds	Big River Steel	4.500 - 4.750	2049	752	752
Finance leases and all other obligations	U. S. Steel	Various	2023-2029	100	67
Finance leases and all other obligations	Big River Steel	Various	2023-2031	176	122
ECA Credit Agreement	Big River Steel	Variable	2031	136	136
Credit Facility Agreement	U. S. Steel	Variable	2027	—	—
Big River Steel ABL Facility	Big River Steel	Variable	2026	—	—
USSK Credit Agreement	U. S. Steel Kosice	Variable	2026	—	—
USSK Credit Facility	U. S. Steel Kosice	Variable	2024	—	—
Total debt				3,907	3,894
Less unamortized discount, premium and debt issuance costs				(70)	3
Less short-term debt, long-term debt due within one year, and short-term issuance costs				63	28
Long-term debt				$3,914	$3,863

The following is a summary of debt repayments for our Senior notes and environmental revenue bonds made during the twelve months ended December 31, 2022:

		Year Ended December 31, 2022
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
(b) During the twelve months ended December 31, 2022, there were no redemption premiums paid and a net loss of $4 million for the write-off of unamortized discounts and debt issuance costs, included in (gain) loss on debt extinguishment on the Consolidated Statement of Operations, as a result of these debt repayments.

Arkansas Development Finance Authority Environmental Improvement Revenue Bonds, Series 2022 (United States Steel Corporation Project) (Green Bonds)
On September 6, 2022, U. S. Steel closed on an offering of $290 million aggregate principal amount of 5.450% Environmental Improvement Revenue Bonds due 2052 (2052 ADFA Green Bonds). U. S. Steel received net proceeds of approximately $287 million after fees of approximately $3 million related to the underwriting and third-party expenses. The net proceeds from the issuance of the 2052 ADFA Green Bonds will be used to partially fund work related to U. S. Steel's solid waste disposal facilities, including two EAFs and other equipment facilities at its new technologically-advanced flat rolled steel making facility, BR2, currently under construction near Osceola, Arkansas.

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

Big River Steel — Sustainability Linked ABL Facility
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

Big River Steel LLC must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent twelve consecutive months when availability under the Big River Steel ABL Facility is less than the greater of ten percent of the borrowing base availability and $13 million. Based on the most recent four quarters as of December 31, 2022, Big River Steel would have met the fixed charge coverage ratio test. The facility includes affirmative and negative covenants and events of default that are customary for facilities of this type.

There were no loans outstanding under the Big River Steel ABL Facility at December 31, 2022.

U. S. Steel — Sustainability Linked Credit Facility Agreement
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

The Credit Facility Agreement provides for borrowings for working capital and general corporate purchases in an amount equal to the lesser of (a) $1,750 million or (b) a borrowing base calculated based on specified percentages of eligible accounts receivable and inventory, subject to certain adjustments and reserves. As of December 31, 2022, there were approximately $4 million of letters of credit issued and no loans drawn under the Credit Facility Agreement. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of ten percent of the maximum facility availability and $140 million. Based on the most recent four quarters as of December 31, 2022, the Company would have met the fixed charge coverage ratio test.

USSK Credit Facilities
On September 29, 2021, USSK entered into a €300 million (approximately $320 million) unsecured sustainability linked credit agreement (USSK Credit Agreement). The USSK Credit Agreement matures in 2026 and contains specific financial covenants as well as sustainability targets related to greenhouse gas emissions intensity reduction, safety performance and facility certification by ResponsibleSteel™. At December 31, 2022, USSK had no borrowings under the USSK Credit Agreement.

Under the USSK Credit Agreement, USSK is required to maintain a net debt to EBITDA ratio of less than 3.50:1.00 for the rolling twelve months ending June 30, 2023. The Company has determined that it may not be able to comply with the EBITDA ratio covenant at June 30, 2023, based on the currently forecasted EBITDA for the twelve-month period ending June 30, 2023. This could partially or fully limit USSK’s ability to borrow under the USSK Credit Agreement.

Any amendment or waiver may lead to additional lender protections, including a reduction of loan commitments or less favorable terms, and there can be no assurance that USSK can obtain waivers or amendments in timely fashion, or on acceptable terms or at all. The Company believes that USSK will have adequate cash on hand as of June 30, 2023, and will not need to borrow under the USSK Credit Agreement.

At December 31, 2022, USSK had no borrowings under its €20 million credit facility (approximately $21 million) (USSK Credit Facility) and the availability was approximately $5 million due to approximately $16 million of customs and other guarantees outstanding.

Debt Maturities – Aggregate maturities of debt are as follows (in millions):

2023	2024	2025	2026	2027	Later Years	Total
$65	$132	$44	$520	$99	$3,046	$3,906

18. Pensions and Other Benefits

U. S. Steel has defined contribution or multiemployer retirement benefits for more than 80 percent of its employees in the United States and non-contributory defined benefit pension plans covering the remaining employees. Benefits under the defined benefit pension plans are based upon years of service and final average pensionable earnings, with a minimum benefit based upon years of service. In addition, pension benefits for most non-represented employees under these plans are based upon a percent of total career pensionable earnings. Effective December 31, 2015, non-represented participants in the defined benefit plan no longer accrue additional benefits under the plan. For those non-represented employees without defined benefit coverage (defined benefit pension plan was closed to new participants in 2003) and those for which the defined benefit plan was frozen, the Company also provides in the defined contribution plans (401(k) plans) a retirement account benefit based on salary and attained age. Most non-represented employees also participate in the 401(k) plans whereby the Company matches a certain percentage of salary based on the amount contributed by the participant. As of December 31, 2022, more than 75 percent of U. S. Steel’s represented employees in the United States are covered by the SPT, a multiemployer pension plan, to which U. S. Steel contributes on the basis of a fixed dollar amount for each hour worked.

Certain hourly employees of U. S. Steel’s flat-rolled, tubular, cokemaking and iron ore operations in the United States are covered by collective bargaining agreements with the USW entered into effective September 1, 2022 (the 2022 Labor Agreements) that expire on September 1, 2026. The 2022 Labor Agreements include a signing bonus for each eligible USW-represented employee and annual 5% wage increases effective September 1, 2022, 2023, 2024 and 2025. Additionally, the 2022 Labor Agreements provide for increases to our pension and retirement benefits, including increases to our defined benefit pension plan, retiree healthcare contributions, and to the contribution rate to the SPT from $3.50 to $4.00 per hour effective January 1, 2023. During the fourth quarter of 2022, U. S. Steel recorded a charge of approximately $67 million for the 2022 Labor Agreements signing bonus and related costs which was recognized primarily as a component of Cost of sales on the Consolidated Statements of Operations.

In addition, as part of the collective bargaining process, U. S. Steel and the USW agreed to leverage the overfunded OPEB plans to support the benefits provided to active represented employees. Beginning January 1, 2023, this agreement allows the Company to use a certain amount of surplus VEBA assets (the surplus amount) to pay for legally permissible benefits under Section 501(c)(9) of the Internal Revenue Code for active employees and retirees of the USW. The surplus amount will represent a one-time transfer of VEBA assets to a subaccount to be used for these employees and retirees, which will take place in the first quarter 2023. The surplus amount of $595 million was determined as of December 31, 2022 (after merger of the UPI VEBA) and is the balance of VEBA assets in excess of 135% of the retiree obligation. The Company will be permitted to withdraw a target of $75 million annually, with a guaranteed annual minimum of $50 million, on a quarterly pro rata basis, from the subaccount to cover the cost of the permissible benefits for active USW employees and USW retirees. As a result of its designation for this purpose, the surplus amount is presented as $75 million in Other current assets and $520 million in Other noncurrent assets on the Consolidated Balance Sheet as of December 31, 2022. Pursuant to the agreement with the USW, the Company merged the United States Steel Corporation Plan for Active Employee Insurance Benefits with and into the United States Steel Corporation Plan for Retiree Insurance Benefits effective January 1, 2023. Upon the one-time transfer from the VEBA to the subaccount, the surplus assets will no longer be accounted for under ASC 715, Compensation-Retirement Benefits and is instead expected to be accounted for primarily under the provisions of ASC 825 Financial Instruments, which is likely to result in the portfolio being accounted for on a fair value basis, with gains and losses recognized in earnings, and reported as activity in Other financial costs (benefits) on the Company's Consolidated Statements of Operations.

On November 8, 2021, U. S. Steel entered into a commitment agreement with Banner Life Insurance Company and William Penn Life Insurance Company of New York (the “Insurers”) and State Street Global Advisors Trust Company, as independent fiduciary to the United States Steel Corporation Plan for Employee Pension Benefits (Revision of 2003), for the plan to purchase group annuity contracts and transfer approximately $284 million of its pension plan obligations to the Insurers. The purchase of the group annuity contracts was funded directly by the assets of the pension plan. The purchase resulted in the transfer of administrative and benefit-paying responsibilities for approximately 17,800 U.S. retirees and beneficiaries to the Insurers. The Insurers began paying benefits for certain retirees and beneficiaries in the Plan on January 1, 2022. There was no change to the pension benefits for any retirees and beneficiaries as a result of the transaction. As a result of the transaction, the Corporation recognized a non-cash pension settlement charge of approximately $93 million. This amount was reclassified to earnings through Net interest and other financial costs from Accumulated other comprehensive loss.

In addition during 2021, the Company recorded termination charges of approximately $34 million in pensions and $17 million in other benefits related to the planned disposition of a component within the flat-roll segment. These charges were recognized as Restructuring and other charges on the Consolidated Statements of Operations.

In February of 2020, U. S. Steel acquired the remaining 50% ownership of its joint venture with UPI and its associated benefit plans. Upon acquisition, UPI's defined benefit pension and other benefit liability was estimated on a net basis at $8 million and $55 million, respectively.

On October 26, 2022, U. S. Steel entered into an agreement with Pacific Life Insurance Company (the Insurer) and State Street Global Advisors Trust Company, as independent fiduciary to the UPI Pension Plan, for the plan to purchase group annuity contracts and transfer approximately $115 million of its pension plan obligations to the Insurer. The purchase of the group annuity contracts was completed on November 1, 2022 and funded directly by the assets of the pension plan. The purchase resulted in the transfer of the administrative and benefit-paying responsibilities for approximately 850 U.S. retirees and beneficiaries to the Insurer. The Insurer began paying benefits for certain retirees and beneficiaries in the Plan on January 1, 2023. There was no change to the pension benefits for any retirees and beneficiaries as a result of the transaction. As a result of the transaction, the Corporation recognized a non-cash pension settlement credit of approximately $3 million. This amount was reclassified to earnings through Net interest and other financial costs from accumulated other comprehensive loss.

Effective as of December 15, 2022, the UPI Pension Plan was merged into the U. S. Steel pension plan.

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

The retiree medical and retiree life insurance plans, for non-represented employees were amended to eliminate retiree medical benefits effective December 31, 2017, and to eliminate retiree life insurance benefits for employees who retired after December 31, 2017.

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

	Pension Benefits		Other Benefits
(In millions)	2022	2021	2022	2021
Change in benefit obligations
Benefit obligations at January 1	$5,422	$6,186	$1,620	$1,841
Service cost	45	53	9	11
Interest cost	157	163	49	50
Plan amendments	120	—	10	—
Actuarial losses (gains)	(1,011)	(202)	(332)	(171)
Exchange rate gain	(1)	(3)	—	—
Settlements, curtailments and termination benefits	(108)	(358)	2	19
Benefits paid	(438)	(417)	(122)	(130)
Benefit obligations at December 31	$4,186	$5,422	$1,236	$1,620
Change in plan assets
Fair value of plan at January 1	$5,632	$6,035	$2,094	$2,111
Actual return on plan assets	(904)	394	(258)	70
Plan Spin-Offs and Mergers	—	—	(595)	—
Asset reversion	—	—	—	(4)
Employer contributions	—	—	2	2
Settlements	(121)	(380)	—	—
Benefits paid from plan assets	(437)	(417)	(92)	(85)
Fair value of plan assets at December 31	$4,170	$5,632	$1,151	$2,094
Funded status of plans at December 31	(16)	210	(85)	474

For pension benefits, the largest contributor to the actuarial gain in 2022 was the increase in the discount rate from 3.01% at December 31, 2021 to 5.55% at December 31, 2022. In 2021, the largest contributor of actuarial gain was the increase in the discount rate from 2.72% at December 31, 2020 to 3.01% at December 31, 2021.

For Other Benefits, the largest contributor to the actuarial gain in 2022 was the increase in the discount rate from 3.11% at December 31, 2021 to 5.66% at December 31, 2022. There were also gains at December 31, 2022 attributable to reductions in future health care costs. In 2021, the largest contributor of actuarial gain was attributable to reductions in future health care costs and the increase in the discount rate from 2.80% at December 31, 2020 to 3.11% at December 31, 2021.

Amounts recognized in accumulated other comprehensive loss:

		2022
(In millions)	12/31/2021	Amortization	Activity	12/31/2022
Pensions
Prior Service Cost	$12	$(2)	$120	$130
Actuarial Losses	1,296	(70)	250	1,476
Other Benefits
Prior Service Credit	(74)	24	9	(41)
Actuarial Gains	(693)	53	18	(622)

As of December 31, 2022 and 2021, the following amounts were recognized in the Consolidated Balance Sheet:

	Pension Benefits		Other Benefits
(In millions)	2022	2021	2022	2021
Noncurrent assets	$10	$252	$—	$535
Current liabilities	(2)	(1)	(37)	(3)
Noncurrent liabilities	(24)	(41)	(48)	(59)
Accumulated other comprehensive loss (a)	1,606	1,308	(663)	(767)
Net amount recognized	$1,590	$1,518	$(748)	$(294)

(a)    Accumulated other comprehensive loss effects associated with accounting for pensions and other benefits in accordance with ASC Topic 715 at December 31, 2022 and December 31, 2021, respectively, are reflected net of tax of $626 million and $531 million respectively, on the Consolidated Statements of Stockholders’ Equity.

The Accumulated Benefit Obligation (ABO) for all defined benefit pension plans was $4,103 million and $5,274 million at December 31, 2022 and 2021, respectively.

	December 31,
(In millions)	2022	2021
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligations (ABO)	$(19)	$(294)
Aggregate projected benefit obligations (PBO)	(26)	(309)
Aggregate fair value of plan assets	—	268

The aggregate PBO in excess of plan assets reflected above is included in the payroll and benefits payable and employee benefits lines on the Consolidated Balance Sheet.

Following are the details of net periodic benefit costs related to Pension and Other Benefits:

	Pension Benefits			Other Benefits
(In millions)	2022	2021	2020	2022	2021	2020
Components of net periodic benefit cost (credits):
Service cost	$45	$53	$51	$9	$11	$12
Interest cost	157	163	193	49	50	63
Expected return on plan assets	(357)	(361)	(333)	(91)	(81)	(80)
Amortization - prior service costs (credits)	2	2	2	(24)	(29)	(6)
- actuarial losses (gains)	73	132	145	(53)	(23)	(16)
Net periodic benefit cost, excluding below	(80)	(11)	58	(110)	(72)	(27)
Multiemployer plans (a)	74	75	76	—	—	—
Settlement, termination and curtailment losses	12	135	11	2	19	4
Net periodic benefit cost (credits)	$6	$199	$145	$(108)	$(53)	$(23)
(a)    Primarily represents pension expense for the SPT covering USW employees hired from National Steel Corporation and new USW employees hired after May 21, 2003.

Net periodic benefit expense (credits) for pensions and Other Benefits is projected to be approximately $39 million and approximately $(83) million, respectively, in 2023. The pension cost projection includes approximately $84 million of contributions to the SPT.

Weighted average assumptions used to determine the benefit obligation at December 31 and net periodic benefit cost for the year ended December 31 are detailed below.

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
	U.S. and Europe	U.S. and Europe	U.S.	U.S.
Actuarial assumptions used to determine benefit obligations at December 31:
Discount rate	5.55%	3.01%	5.66%	3.11%
Increase in compensation rate	3.15%	2.60%	N/A	N/A

	Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020
	U.S. and Europe	U.S. and Europe	U.S. and Europe	U.S.	U.S.	U.S.
Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31:
Discount rate	3.01%	2.72%	3.35%	3.11%	2.80%	3.42%
Expected annual return on plan assets	6.82%	6.82%	6.47%	4.50%	4.25%	4.25%
Increase in compensation rate	2.60%	2.60%	2.62%	N/A	N/A	N/A

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

	2022	2021
Assumed health care cost trend rates at December 31:	U.S.	U.S.
Health care cost trend rate assumed for next year	6.00%	5.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2038	2029

U. S. Steel reviews its actual historical rate experience and expectations of future health care cost trends to determine the escalation of per capita health care costs under U. S. Steel’s benefit plans. About 75 percent of our costs for the domestic USW participants’ retiree health benefits in the Company’s main domestic benefit plan are limited to a per capita dollar maximum calculation based on 2006 base year actual costs incurred under the main U. S. Steel benefit plan for USW participants (cost cap). The full effect of the cost cap is expected to be realized around 2030. After 2030, the Company’s costs for a majority of USW retirees and their dependents are expected to remain fixed and as a result, the cost impact of health care escalation for the Company is projected to be limited for this group.

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

An instrument’s level is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2022 and 2021.

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

The fair value of U. S. Steel's pension plan assets by asset category at December 31 were as follows (in millions):

	2022					2021
	Level 1	Level 2	Level 3	measured at NAV (a)	Total	Level 1	Level 2	Level 3	measured at NAV (a)	Total
Asset Category
Equity
U. S. companies	$273	$—	$—	$—	$273	$433	$—	$—	$—	$433
International companies	366	—	—	—	366	183	—	—	—	183
Total equity	639	—	—	—	639	616	—	—	—	616
Fixed Income
Corporate Bonds - U.S.	—	989	—	—	989	—	1,405	—	—	1,405
Corporate Bonds - Non-U.S.	—	206	—	—	206	—	251	—	—	251
U.S. government and agencies	—	244	—	—	244	—	426	—	—	426
Non-U.S. government	—	51	—	—	51	—	78	—	—	78
Mortgage and asset-backed securities	—	10	—	—	10	—	1	—	—	1
Derivative financial instruments	(7)	7	—	—	—	—	—	—	—	—
Total fixed income	(7)	1,507	—	—	1,500	—	2,161	—	—	2,161
Alternatives
Timberlands	—	—	—	19	19	—	—	—	268	268
Mineral Interests and other alternatives	—	—	54	125	179	—	—	22	9	31
Private equity	—	—		251	251	—	—	—	259	259
Real estate	—	—	35	193	228	—	—	32	187	219
Total alternatives	—	—	89	588	677	—	—	54	723	777
Commingled Funds	—	—	—	1,176	1,176	—	—	—	1,964	1,964
Short-Term Investments	116	39	—	—	155	117	—	—	—	117
Other (b)	23	—	—	—	23	(3)	—	—	—	(3)
Total assets at fair value	$771	$1,546	$89	$1,764	$4,170	$730	$2,161	$54	$2,687	$5,632
(a)In accordance with ASC Topic 820, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
(b)Includes cash, accrued income, and miscellaneous payables.

The following table sets forth a summary of changes in the fair value of U. S. Steel’s Pension plan Level 3 assets for the years ended December 31, 2022 and 2021:

	Level 3 assets only
(In millions)	2022	2021
Balance at beginning of period	$54	$324
Transfers in and/or out of Level 3	—	(269)
Actual return on plan assets:
Realized gain	1	3
Net unrealized gain	6	2
Purchases, sales, issuances and settlements:
Purchases	33	24
Sales	(5)	(30)
Balance at end of period	$89	$54

The fair value of U. S. Steel's Other Benefits plan assets by asset category at December 31 were as follows (in millions):

	2022					2021
	Level 1	Level 2	Level 3	measured at NAV (a)	Total	Level 1	Level 2	Level 3	measured at NAV (a)	Total
Asset Category
Equity
U. S. companies	$50	$—	$—	$—	$50	$186	$—	$—	$—	$186
International companies	19	—	—	—	19	97	—	—	—	97
Total equity	69	—	—	—	69	283	—	—	—	283
Fixed Income
Corporate Bonds - U.S.	—	479	—	—	479	—	718	—	—	718
Corporate Bonds - Non-U.S.	—	112	—	—	112	—	191	—	—	191
U.S. government and agencies	—	26	—	—	26	—	198	—	—	198
Non-U.S. government	—	5	—	—	5	—	17	—	—	17
Mortgage and asset-backed securities	—	4	—	—	4	—	9	—	—	9
Total fixed income	—	626	—	—	626	—	1,133	—	—	1,133
Alternatives
Timberlands	—	—	—	2	2	—	—	—	35	35
Other alternatives	—	—	47	29	76	—	—	39	2	41
Private equity	—	—	—	39	39	—	—	—	59	59
Real estate	—	—	—	17	17	—	—	—	26	26
Total alternatives	—	—	47	87	134	—	—	39	122	161
Commingled Funds	—	—	—	262	262	—	—	—	434	434
Short-Term Investments	33	9	—	—	42	71	—	—	—	71
Other (b)	18	—	—	—	18	12	—	—	—	12
Total assets at fair value (c)	$120	$635	$47	$349	$1,151	$366	$1,133	$39	$556	$2,094
(a)In accordance with ASC Topic 820, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
(b)Includes cash, accrued income, and miscellaneous payables.
(c)The classification within the fair value hierarchy and the composition of the asset categories for the VEBA assets surplus amount of $595 million are the same as the Other Benefits plan assets as of December 31, 2022.

The following table sets forth a summary of changes in the fair value of U. S. Steel’s Other Benefits plan Level 3 assets for the years ended December 31, 2022 and 2021:

	Level 3 assets only
(In millions)	2022	2021
Balance at beginning of period	$39	$35
Transfers in and/or out of Level 3	(25)	(35)
Actual return on plan assets:
Realized gain	—	—
Net unrealized loss	(2)	1
Purchases, sales, issuances and settlements:
Purchases	35	39
Sales	—	(1)
Balance at end of period	$47	$39

U. S. Steel’s investment strategy for its U.S. pension and Other Benefits plan assets provides for a diversified mix of high quality bonds, public equities and selected smaller investments in private equities, private credit, timber and mineral interests. For its U.S. pension, U. S. Steel has a target allocation for plan assets of 50 percent in corporate bonds, government bonds and mortgage, private credit, and asset-backed securities. The balance is invested in equity securities, timber, private equity and real estate partnerships. U. S. Steel believes that returns on equities over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds tend to offset some of the short-term volatility of stocks. Both equity and fixed-income investments are made across a broad range of industries and companies (both domestic and foreign) to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel will use a 6.90 percent assumed rate of return on assets for the development of net periodic cost for the main defined benefit pension plan in 2023. Actual returns since the inception of the plan have exceeded this 6.90 percent rate and while recent annual returns have been volatile, it is U. S. Steel’s expectation that rates will achieve this level in future periods.

For its Other Benefits plan, U. S. Steel is employing a liability driven investment strategy. The plan assets are allocated to match the plan cash flows with maturing investments. To achieve this strategy, U. S. Steel has a target allocation for plan assets of 88 percent in fixed income and private credit. The balance is primarily invested in equity securities, timber, private equity and real estate partnerships. U. S. Steel will use a 4.50 percent assumed rate of return on assets for the development of net periodic cost for its Other Benefit plans for 2023.

Steelworkers Pension Trust

For most bargaining unit employees participating in the SPT, U. S. Steel contributed to the SPT a fixed dollar amount for each hour worked of $3.50 through December 31, 2022. SPT contributions per hour worked increased to $4.00 effective January 1, 2023. U. S. Steel’s contributions to the SPT represented greater than 30% of the total combined contributions of all employers participating in the plan for the years ended December 31, 2022, 2021 and 2020.

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

U. S. Steel’s participation in the SPT for the annual periods ended December 31, 2022, 2021 and 2020 is outlined in the table below.

	Employer Identification Number/ Pension Plan Number	Pension Protection Act Zone Status as of December 31 (a)		FIP/RP Status Pending/Implemented(b)	U.S. Steel Contributions (in millions)			Surcharge Imposed(c)		Expiration Date of Collective Bargaining Agreement
Pension Fund		2022	2021		2022	2021	2020	2022	2021
Steelworkers Pension Trust	23-6648508/499	Green	Green	No	$74	$75	$76	No	No	September 1, 2022
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

Employer Contributions – U. S. Steel did not make any voluntary or mandatory contributions to the U. S. Steel Retirement Plan Trust in 2022 or 2021. The U. S. Steel Retirement Plan Trust is the funding vehicle for the Company's main defined benefit pension plan.

For pension plans not funded by trusts, U. S. Steel made $2 million, $11 million and $7 million of pension payments not funded by trusts in 2022, 2021 and 2020, respectively.

Cash payments totaling $32 million, $46 million and $46 million were made for other post-employment benefit payments not funded by trusts in 2022, 2021 and 2020, respectively. In 2022, 2021 and 2020, U. S. Steel continued to use assets from our VEBA trust for represented retiree health care and life insurance benefits to pay USW post-employment benefit claims.

Estimated Future Benefit Payments – The following benefit payments, which reflect expected future service as appropriate, are expected to be paid from U. S. Steel’s defined benefit plans:

(In millions)	Pension Benefits	Other Benefits
2023	$427	$118
2024	408	114
2025	364	109
2026	357	121
2027	352	122
Years 2028 - 2030	1,619	543

Defined contribution plans
U. S. Steel also contributes to several defined contribution plans for its salaried employees. Effective January 1, 2016, all non-represented salaried employees in North America receive pension benefits in the form of a separate retirement account through a defined contribution plan with contribution percentages based upon age, for which company contributions totaled $21 million, $20 million and $10 million in 2022, 2021 and 2020, respectively. U. S. Steel’s matching contributions to salaried employees’ defined contribution plans, which are 100 percent of the employees’ contributions up to six percent of their eligible salary, totaled $19 million, $18 million and $8 million in 2022, 2021 and 2020, respectively. U. S. Steel also maintains non-qualified defined contribution plans to provide benefits which are otherwise limited by the Internal Revenue Code for qualified plans. U. S. Steel’s contributions under these defined contribution plans were less than $1 million in 2022 and totaled $1 million for both 2021 and 2020.

Most represented employees are eligible to participate in a defined contribution plan where there is no company match on savings except for certain Tubular hourly employees. Effective with the 2015 Labor Agreement, represented hires on or after January 1, 2016 are eligible for a $0.50 per hour savings account contribution. As a result of the 2018 Labor Agreements, the savings account contribution for each hour worked increased to $0.55 effective January 1, 2019, $0.60 effective January 1, 2020, and $0.65 effective January 1, 2021. As a result of the 2022 Labor Agreements, it will be increased to $0.75 effective January 1, 2023. These Company contributions for represented employees totaled $5 million, $4 million and $4 million in 2022, 2021 and 2020, respectively.

Other post-employment benefits
The Company provides benefits to former or inactive employees after employment but before retirement. Certain benefits including workers’ compensation and black lung benefits represent material obligations to the Company and under the guidance for nonretirement post-employment benefits, have historically been treated as accrued benefit obligations. Liabilities for these benefits recorded at December 31, 2022, totaled $88 million as compared to $110 million at December 31, 2021. Liability amounts were developed assuming a discount rate of 5.65% and 2.87% at December 31, 2022 and 2021. Net periodic benefit cost for these benefits is projected to be $16 million in 2023 compared to $(1) million in 2022 and $17 million in 2021.

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

19. Asset Retirement Obligations

U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine, landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs for the years ended December 31, 2022 and 2021:

	December 31,
(In millions)	2022	2021
Balance at beginning of year	$66	$60
Additional obligations incurred	13	3
Obligations settled	(12)	(7)
Change in estimate of obligations	(5)	(1)
Foreign currency translation effects	—	(1)
Accretion expense	4	12
Balance at end of period	$66	$66

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

Stelco Option for Minntac Mine Interest
On April 30, 2020, the Company entered into an Option Agreement with Stelco, that grants Stelco the option to purchase a 25 percent interest (the Option Interest) in a to-be-formed entity (the Joint Venture) that will own the Company’s current iron ore mine located in Mt. Iron, Minnesota (the Minntac Mine). As consideration for the option, Stelco paid the Company an aggregate amount of $100 million in five $20 million installments during the year-ended December 31, 2020 which are recorded net of transaction costs in the Consolidated Balance Sheet. In the event Stelco exercises the option, Stelco will contribute an additional $500 million to the Joint Venture, which amount shall be remitted solely to U. S. Steel in the form of a one-time special distribution, and the parties will engage in good faith negotiations to finalize the master agreement (pursuant to which Stelco will acquire the Option Interest) and the limited liability company agreement of the Joint Venture.

The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$3,815	$3,701	$4,379	$3,702
(a)Excludes finance lease obligations.

The fair value of long-term debt was determined using Level 2 inputs which were derived from quoted market prices.

Fair value of the financial assets and liabilities disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.
Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees see Note 26.

21. Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions)	Pension and Other Benefit Items	Foreign Currency Items	Unrealized Gain (Loss) on Derivatives	Total
Balance at December 31, 2020	$(458)	$449	$(38)	$(47)
Other comprehensive income (loss) before reclassifications	297	(78)	(56)	163
Amounts reclassified from AOCI (a)	136	—	79	215
Net current-period other comprehensive income (loss)	433	(78)	23	378
Balance at December 31, 2021	$(25)	$371	$(15)	$331
Other comprehensive (loss) income before reclassifications	(292)	(91)	74	(309)
Amounts reclassified from AOCI (a)	(5)	—	(102)	(107)
Net current-period other comprehensive loss	(297)	(91)	(28)	(416)
Balance at December 31, 2022	$(322)	$280	$(43)	$(85)
(a)See table below for further details.

Details about AOCI components (a)	Amount reclassified from AOCI
(In millions)	2022	2021	2020
Amortization of pension and other benefit items
Prior service credits (a)	$(23)	$(27)	$(4)
Actuarial losses (a)	20	109	129
Settlements, termination and curtailment (gains) losses (a)	(3)	100	2
UPI purchase accounting adjustment	—	—	23
Total pensions and other benefits items	(6)	182	150
Derivative reclassifications to Consolidated Statements of Operations	(133)	105	32
Total before tax	(139)	287	182
Tax provision (benefit)	32	(72)	(41)
Net of tax	$(107)	$215	$141
(a)These AOCI components are included in the computation of net periodic benefit cost (see Note 18 for additional details).

22. Supplemental Cash Flow Information

	Year Ended December 31,
(In millions)	2022	2021	2020
Net cash (used in) provided by operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(161)	$(319)	$(248)
Income taxes (paid) refunded	$(242)	$(75)	$45
Non-cash investing and financing activities:
Change in accrued capital expenditures	$351	$40	$(121)
U. S. Steel common stock issued for employee/non-employee director stock plans	$46	$28	$19
Capital expenditures funded by finance lease borrowings	$52	$18	$31
Export Credit Agreement (ECA) financing	$—	$23	$34

23. Transactions with Related Parties

Related party sales and service transactions are primarily related to equity investees and were $1,942 million, $1,311 million and $976 million in 2022, 2021 and 2020, respectively.

Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $142 million and $98 million at December 31, 2022 and 2021, respectively for invoicing and receivables collection services provided by U. S. Steel on PRO-TEC's behalf. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $1 million for both periods ending December 31, 2022 and 2021, respectively.
Purchases from related parties for outside processing services provided by equity investees amounted to $27 million, $38 million and $90 million during 2022, 2021 and 2020, respectively. Purchases of iron ore pellets from related parties amounted to $131 million, $111 million and $78 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

24. Leases

Operating lease assets consist primarily of office space, heavy mobile equipment used in our mining operations and facilities and equipment under operating service agreements for electricity generation and scrap processing. We also have operating lease assets for light mobile equipment and information technology assets. The Company also has short term leases related to transportation services for which we apply the short-term lease exception. Significant finance leases primarily consist of heavy mobile equipment used in our mining operations. Variable lease payments are primarily related to operating service agreements where payment is solely dependent on consumption of certain services, such as raw material and by-product processing. Most long-term leases include renewal options and, in certain leases, purchase options. Generally, we are not reasonably certain that these options will be exercised. We have residual value guarantees under certain light mobile equipment leases. There is no impact to our leased assets for residual value guarantees as the potential loss is not probable (see “Other Contingencies” in Note 26 for further details). We do not have material restrictive covenants associated with our leases or material amounts of sublease income. From time to time, U. S. Steel may enter into arrangements for the construction or purchase of an asset and then enter into a financing arrangement to lease the asset. U. S. Steel recognizes leased assets and liabilities under these arrangements when it obtains control of the asset.
The following table summarizes the lease amounts included in our Consolidated Balance Sheet as of December 31, 2022.

(In millions)	Balance Sheet Location	December 31, 2022	December 31, 2021
Assets
Operating	Operating lease assets (a)	$146	$185
Finance	Property, plant and equipment (b)	126	101
Total Lease Assets		$272	$286

Liabilities
Current
Operating	Current operating lease liabilities	$49	$58
Finance	Current portion of long-term debt	25	16
Non-Current
Operating	Noncurrent operating lease liabilities	105	136
Finance	Long-term debt less unamortized discount and issue costs	98	76
Total Lease Liabilities		$277	$286
(a) Operating lease assets are recorded net of accumulated amortization of $142 million and $128 million as of December 31, 2022, and December 31, 2021, respectively.
(b) Finance lease assets are recorded net of accumulated depreciation of $86 million and $59 million as of December 31, 2022, and December 31, 2021, respectively.

The following table summarizes lease costs included in our Consolidated Statement of Operations for the years ended December 31, 2022, December 31, 2021, and December 31, 2020.

(In millions)	Classification	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating Lease Cost (a)	Cost of sales	$65	$69	$67
Operating Lease Cost	Selling, general and administrative expenses	14	14	14
Finance Lease Cost
Amortization	Depreciation, depletion and amortization	26	21	14
Interest	Interest expense	9	9	4
Total Lease Cost		$114	$113	$99
(a) Operating lease cost recorded in cost of sales includes $12 million, $11 million and $7 million of variable lease cost for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively. Operating lease cost recorded in selling, general and administrative expenses includes $1 million of variable lease cost for the year ended December 31, 2022. An immaterial amount of variable lease cost was included in cost of sales and selling, general and administrative expenses for each of the years ended December 31, 2021, and December 31, 2020. $1 million of short-term lease cost is included in cost of sales and selling, general and administrative expenses for the years ended December 31, 2022, December 31, 2021, and December 31, 2020.

Lease liability maturities as of December 31, 2022, are shown below.

(In millions)	Operating	Finance	Total
2023	$58	$37	$95
2024	43	35	78
2025	31	33	64
2026	21	28	49
2027	14	13	27
After 2027	10	3	13
Total Lease Payments	$177	$149	$326
Less: Interest	23	26	49
Present value of lease liabilities	$154	$123	$277

Lease terms and discount rates are shown below.

December 31, 2022
Weighted average lease term
Finance	4 years
Operating	4 years

Weighted average discount rate
Finance	5.79%
Operating	6.73%

Supplemental cash flow information related to leases is as follows:

(In millions)	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$66	$70	$71
Operating cash flows from finance leases	9	9	4
Financing cash flows from finance leases	20	30	13
Right-of-use assets exchanged for lease liabilities:
Operating leases	20	40	41
Finance leases	52	18	31

25. Restructuring and Other Charges
During 2022, the Company recorded restructuring and other charges of $48 million, which consists of charges of $30 million related to the planned disposition of a component within the Flat-Rolled segment, $23 million related to headcount reductions under a voluntary early retirement program (VERP) offered at USSK, a $9 million favorable adjustment to the expected exit costs of indefinitely idled facilities, and $4 million of severance-related charges at other facilities. Cash payments were made related to severance and exit costs of approximately $95 million.
During 2021, the Company recorded restructuring and other charges of $128 million, which consists of charges of $29 million for Great Lakes Works, charges of approximately $89 million related to the planned disposition of a component within the Flat-Rolled segment, and environmental-related charges at other facilities of $10 million. Cash payments were made related to severance and exit costs of approximately $58 million.
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

The activity in the accrued balances incurred in relation to restructuring during the years ended December 31, 2022, and December 31, 2021, were as follows:

(in millions)	Employee Related Costs	Exit Costs	Non-cash Charges	Total
Balance at December 31, 2020	$51	$126	$—	$177
Additional charges	76	51	1	$128
Cash payments/utilization	(36)	(28)	(1)	(65)
Balance at December 31, 2021	$91	$149	$—	$240
Additional charges	58	(10)	—	48
Cash payments/utilization(a)	(17)	(89)	—	(106)
Balance at December 31, 2022	$132	$50	$—	$182
(a)$7 million and $11 million of payments were made from the pension fund trust assets in the Employee Related Cost column during the years ended December 31, 2021, and December 31, 2022, respectively.

Accrued liabilities for restructuring and other cost reduction programs are included in the following balance sheet lines:

(in millions)	December 31, 2022	December 31, 2021
Accounts payable	$33	$34
Payroll and benefits payable	—	2
Employee benefits	131	88
Deferred credits and other noncurrent liabilities	18	116
Total	$182	$240

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

Asbestos matters – As of December 31, 2022, U. S. Steel was a defendant in approximately 920 active cases involving approximately 2,510 plaintiffs. The vast majority of these cases involve multiple defendants. About 1,545, or approximately 62 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. At December 31, 2021, U. S. Steel was a defendant in approximately 915 cases involving approximately 2,505 plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

The following table shows the number of asbestos claims in the current year and the prior two years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2020	2,390	240	295	2,445
December 31, 2021	2,445	200	260	2,505
December 31, 2022	2,505	230	235	2,510
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

	Year Ended December 31,
(In millions)	2022	2021
Beginning of period	$158	$146
Accruals for environmental remediation deemed probable and reasonably estimable	20	43
Adjustments for changes in estimates	3	—
Obligations settled	(55)	(31)
End of period	$126	$158

Accrued liabilities for remediation activities are included in the following Consolidated Balance Sheet lines:

(In millions)	December 31, 2022	December 31, 2021
Accounts payable	$32	$65
Deferred credits and other noncurrent liabilities	94	93
Total	$126	$158

Expenses related to remediation are recorded in cost of sales and were $21 million and $47 million for the years ended December 31, 2022 and December 31, 2021, respectively. It is not currently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 20 to 35 percent.

Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

(1) Projects with Ongoing Study and Scope Development – Projects which are still in the development phase. For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are four environmental remediation projects where additional costs for completion are not currently estimable, but could be material. These projects are at Fairfield Works, Lorain Tubular, USS-UPI LLC (UPI) formerly known as USS-POSCO Industries and the former steelmaking plant at Joliet, Illinois. As of December 31, 2022, accrued liabilities for these projects totaled $1 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $22 million to $36 million.

(2) Significant Projects with Defined Scope – Projects with significant accrued liabilities with a defined scope. As of December 31, 2022, there are three significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $69 million. These projects are: Gary Resource Conservation and Recovery Act (RCRA) (accrued liability of $28 million), Duluth Works (accrued liability of $22 million) and the former Geneva facility (accrued liability of $19 million).

(3)     Other Projects with a Defined Scope – Projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are three other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at December 31, 2022 was $4 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each have an accrued liability of less than $1 million each. The total accrued liability for these projects at December 31, 2022 was approximately $6 million. The Company does not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $24 million at December 31, 2022 and were based on known scopes of work.

Administrative and Legal Costs – As of December 31, 2022, U. S. Steel had an accrued liability of $10 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to comply with various regulations, laws, and other requirements relating to the environment. Such capital expenditures totaled $43 million and $27 million In 2022 and 2021, respectively. U. S. Steel anticipates making additional such expenditures in the future, which may be material; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
European Union (the EU) Environmental Requirements - Phase IV of the EU Emissions Trading System (the EU ETS) commenced on January 1, 2021 and will finish on December 31, 2030. The European Commission issued final approval of the updated 2021-2025 Slovak National Allocation table in February 2022. Subsequently, the Slovak Ministry of Environment allocated the full amount of 2022 free allowances totaling 6.3 million EUA to USSE in February and April 2022. As of December 31, 2022, we have pre-purchased approximately 2.1 million EUA totaling €147 million (approximately $157 million) to cover the expected 2022 and 2023 shortfall of emission allowances.
The EU’s Industrial Emissions Directive requires implementation of EU-determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to comply with or go beyond BAT requirements were €138 million (approximately $147 million). These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. USSK complied with these covenants as of December 31, 2022. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g., bank guarantee) to secure 50 percent of the EU funding received.
Environmental indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were divested. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties divested and deconsolidated. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $126 million of accrued liabilities for remediation discussed above), there are no other known probable and estimable environmental liabilities related to these transactions.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $7 million at December 31, 2022.
Other contingencies – Under certain operating lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $13 million at December 31, 2022). No liability has been recorded for these guarantees as the potential loss is not probable.
The Company's BR2 project in Osceola, Arkansas qualifies for financing and related economic incentives associated with the acquisition, development, construction and operation of the facility. These incentives consist of advance lump-sum payments which are included in deferred credits and other noncurrent liabilities on the Consolidated Balance Sheet. In March 2022, the Company received a lump-sum payment of approximately $82 million as proceeds from the sale of a portion of expected future tax credits to be earned by the Company under the State of Arkansas's Recycling Tax Credit program. These funds are to be used primarily for the acquisition of project related equipment, however they may also be used for the training and development of new employees hired for the project. The Company is contingently liable for certain repayment penalties if the Company fails to meet certain employment requirements in any given period. In April 2022, the Company received a $3 million grant from Mississippi County, Arkansas, and in May 2022, the Company received a $50 million grant from the State of Arkansas Quick Action Closing Fund. Both grants pertain to the reimbursement of qualifying project costs. For each of these incentives and grants, the balance of deferred income will be recognized into Other gains, net in the accompanying Consolidated Statements of Operations on a systematic basis over the periods in which the Company earns the granted funds by complying with the investment and employment requirements of the grant programs.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $178 million as of December 31, 2022, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by the Credit Facility Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $35 million and $78 million at December 31, 2022 and December 31, 2021 respectively.
Capital Commitments – At December 31, 2022, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $2.235 billion.

Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

2023	2024	2025	2026	2027	Later years	Total
$477	$258	$352	$285	$267	$394	$2,033

The majority of U. S. Steel’s unconditional purchase obligations relate to the supply of industrial gases, and certain energy and utility services with terms ranging from two to 13 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of December 31, 2022, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $24 million.

Total payments relating to unconditional purchase obligations were approximately $850 million in 2022, $767 million in 2021 and $553 million in 2020.

27. Common Stock Issued and Repurchased

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
U. S. Steel repurchased 37.6 million shares and 6.6 million shares of common stock for approximately $849 million and $150 million under these programs during 2022 and 2021, respectively.
In February 2021, U. S. Steel issued 48.3 million shares of common stock for net proceeds of approximately $790 million.
In June 2020, U. S. Steel issued 50 million shares of common stock for net proceeds of approximately $410 million.

FIVE-YEAR OPERATING SUMMARY (Unaudited)

(Thousands of tons, unless otherwise noted)	2022	2021	2020	2019	2018
Raw Steel Production
Gary, IN	5,326	5,664	4,675	4,974	5,958
Great Lakes, MI	—	—	328	1,964	2,369
Mon Valley, PA	2,161	2,668	2,552	2,331	2,640
Granite City, IL	1,359	1,549	1,758	2,140	926
Total Flat-Rolled facilities	8,846	9,881	9,313	11,409	11,893
Mini Mill facility	2,650	2,688	—	—	—
U. S. Steel Košice	3,839	4,931	3,366	3,903	5,023
Tubular facility	634	464	16	—	—
Total	15,969	17,964	12,695	15,312	16,916
Raw Steel Capability
Flat-Rolled	13,200	13,200	17,000	17,000	17,000
Mini Mill	3,300	3,300	—	—	—
USSE	5,000	5,000	5,000	5,000	5,000
Tubular (c)	900	900	900	—	—
Total	22,400	22,400	22,900	22,000	22,000
Production as % of total capability:
Flat-Rolled	67%	58%	55%	67%	70%
Mini Mill	80%	81%	—%	—%	—%
USSE	77%	99%	67%	78%	100%
Tubular (c)	70%	52%	7%	—%	—%
Coke Production
Flat-Rolled	3,627	3,848	2,557	3,485	3,718
USSE	1,407	1,548	1,116	1,328	1,514
Total	5,034	5,396	3,673	4,813	5,232
Iron Ore Pellet Production (a)
Total	22,059	23,369	16,981	21,450	23,054
Steel Shipments by Segment (b)
Flat-Rolled	8,373	9,018	8,711	10,700	10,510
Mini Mill	2,287	2,230	—	—	—
USSE	3,759	4,302	3,041	3,590	4,457
Tubular	523	444	464	769	780
Total steel shipments	14,942	15,994	12,216	15,059	15,747
Average Realized Price (dollars per net ton)
Flat-Rolled	$1,261	$1,172	$718	$753	$811
Mini Mill	$1,134	$1,314	$—	$—	$—
USSE	$1,090	$966	$626	$652	$693
Tubular	$2,978	$1,696	$1,271	$1,450	$1,483
(a)Includes our share of production from Hibbing.
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

FIVE-YEAR OPERATING SUMMARY (Unaudited) (Continued)

(Thousands of net tons)	2022	2021	2020	2019	2018
Steel Shipments by Market - North American Facilities (a) (c)
Steel service centers	2,208	2,660	1,450	1,902	1,904
Further conversion:
Trade customers	2,935	2,385	2,063	2,823	2,273
Joint ventures (b)	256	490	415	819	810
Transportation and automotive (b)	2,631	2,372	2,012	2,620	2,874
Construction and construction products	1,261	1,524	1,295	1,120	991
Containers and packaging	706	959	913	652	768
Appliances and electrical equipment	509	679	497	570	599
Oil, gas and petrochemicals	494	426	430	725	742
All other	183	197	100	238	329
Total	11,183	11,692	9,175	11,469	11,290
Steel Shipments by Market - USSE
Steel service centers	839	995	690	740	799
Further conversion:
Trade customers	289	314	202	214	287
Transportation and automotive	619	590	517	676	728
Construction and construction products	1,052	1,346	775	1,048	1,637
Containers and packaging	423	449	435	440	439
Appliances and electrical equipment	225	266	194	220	261
Oil, gas and petrochemicals	3	8	5	—	11
All other	309	334	223	252	295
Total	3,759	4,302	3,041	3,590	4,457
(a)Does not include shipments by joint ventures and other equity investees of U. S. Steel, but instead reflects the shipments of substrate materials, primarily hot-rolled and cold-rolled sheets, to those entities.
(b)PRO-TEC automotive substrate shipments are included in the Transportation and Automotive category.
(c)Shipments previously reported in 2018 as Exports have been reclassified to one of the other categories to which they relate.

FIVE-YEAR FINANCIAL SUMMARY (Unaudited) (Continued)

(Dollars in millions, except per share amounts)	2022	2021	2020	2019	2018
Net sales by segment:
Flat-Rolled	$12,872	$12,358	$7,279	$9,560	$9,912
Mini Mill	3,047	3,516	—	—	—
USSE	4,256	4,266	1,970	2,420	3,228
Tubular	1,616	809	646	1,191	1,236
Total reportable segments	$21,791	$20,949	$9,895	$13,171	$14,376
Other	9	101	162	168	186
Intersegment sales	(735)	(775)	(316)	(402)	(384)
Total	$21,065	$20,275	$9,741	$12,937	$14,178
Segment earnings (loss) before interest and income taxes:
Flat-Rolled	$1,951	$2,630	$(596)	$196	$883
Mini Mill	481	1,206	—	—	—
USSE	444	975	9	(57)	359
Tubular	544	1	(179)	(67)	(58)
Total reportable segments	$3,420	$4,812	$(766)	$72	$1,184
Other	22	(11)	(39)	23	55
Items not allocated to segments (a)	(282)	145	(270)	(325)	(115)
Total earnings (loss) before interest and income taxes	$3,160	$4,946	$(1,075)	$(230)	$1,124
Net interest and other financial costs	(99)	602	232	222	312
Income tax expense (benefit)	735	170	(142)	178	(303)
Net earnings (loss) attributable to United States Steel Corporation	$2,524	$4,174	$(1,165)	$(630)	$1,115
Per common share:
- Basic	$10.22	$15.77	$(5.92)	$(3.67)	$6.31
- Diluted	$9.16	$14.88	$(5.92)	$(3.67)	$6.25
(a)See Note 4 to the Consolidated Financial Statements.

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

See “Item 8. Financial Statements and Supplementary Data – Management’s Reports to Stockholders – Internal Control Over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm

See “Item 8. Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fourth quarter of 2022 which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.
PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the directors of U. S. Steel required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Election of Directors” in U. S. Steel’s Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than 120 days after the end of the fiscal year. Information concerning the Audit Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Corporate Governance - Board Committees – Audit” in U. S. Steel’s Proxy Statement for the 2023 Annual Meeting of Stockholders. Information regarding the Nominating Committee required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Corporate Governance - Board Committees – Corporate Governance & Sustainability” in U. S. Steel’s Proxy Statement for the 2023 Annual Meeting of Stockholders. Information regarding the ability of stockholders to communicate with the Board of Directors is incorporated and made part hereof by reference to the material appearing under the heading “Corporate Governance - Commitment to Stockholder Engagement - Communications from Stockholders and Interested Parties” in U. S. Steel’s Proxy Statement for the 2023 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Delinquent Section 16(a) Reports” in U. S. Steel’s Proxy Statement for the 2023 Annual Meeting of Stockholders. Information concerning the executive officers of U. S. Steel is contained in Part I of this Form 10-K under the caption “Information about our Executive Officers.”

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

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Compensation & Organization Committee Report” in U. S. Steel’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (1) (b)
Equity compensation plans approved by security holders (a)	10,700,781	$26.88	9,080,478
Equity compensation plans not approved by security holders(c)	—	(one for one)	—
Total	10,700,781	—	9,080,478
(a)The numbers in columns (1) and (2) of this row contemplate all shares that could potentially be issued as a result of outstanding grants under the 2005 Stock Incentive Plan and the 2016 Omnibus Incentive Compensation Plan, as amended and restated as of December 31, 2022. (For more information, see Note 15 to the Consolidated Financial Statements). Column (1) includes (i) 647,733 shares of common stock that could be issued for the Common Stock Units outstanding under the Deferred Compensation Program for Non-Employee Directors and (ii) 5,517,086 shares that could be issued for the 2,758,543 performance awards outstanding under the Long-Term Incentive Compensation Program (a program under the 2016 Omnibus Incentive Compensation Plan, as amended and restated). The calculation in column (2) does not include the Common Stock Units since the weighted average exercise price for Common Stock Units is one for one; that is, one share of common stock will be given in exchange for each unit of such phantom stock accumulated through the date of the director’s retirement. Also, the calculation in column (2) does not include the performance awards since the shares issued for performance awards can range from zero for one to two for one; that is, performance awards may result in up to 5,517,086 of common stock being issued (two for one), or some lesser number of shares (including zero shares of common stock issued), depending upon the Corporation’s common stock performance versus that of a peer group of companies or the Corporation's return on capital employed performance over a performance period.
(b)Represents shares available under the 2016 Omnibus Incentive Compensation Plan, as amended and restated.
(c)At December 31, 2022, U. S. Steel had no securities remaining for future issuance under equity compensation plans that had not been approved by security holders. Column (1) represents Common Stock Units that were issued pursuant to the Deferred Compensation Plan for Non-Employee Directors prior to its being amended to make it a program under the 2005 Stock Incentive Plan and 2016 Omnibus Incentive Compensation Plan, as amended and restated. The weighted average exercise price for Common Stock Units in column (2) is one for one; that is, one share of common stock will be given in exchange for each unit of phantom stock upon the director’s retirement from the Board of Directors. All future grants under this amended plan/program will count as shares issued under to the 2016 Omnibus Incentive Compensation Plan, as amended and restated, a stockholder approved plan.

Other information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Stock Ownership of Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” in U. S. Steel’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Corporate Governance - Related Person Transactions Policy” and “Corporate Governance – Director Independence” in U. S. Steel’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Audit Fees” in U. S. Steel’s Proxy Statement for the 2023 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

A. Documents Filed as Part of the Report

1.    Financial Statements and Supplementary Data
Financial Statements filed as part of this report are included in “Item 8 – Financial Statements and Supplementary Data”.

2.    Financial Statement Schedules
See “Schedule II – Valuation and Qualifying Accounts and Reserves" for years ended December 31, 2022, 2021, and 2020. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

B. Exhibits

Exhibit No.

2.    Plan of acquisition, reorganization, arrangement, liquidation or succession

(a)
Call Option Equity Purchase Agreement, by and among U. S. Steel Holdco LLC, Big River Steel Holdings LLC, Pinnacle Mountain Holding Company III, LLC and Consolidated Steel Equity Investors, LLC, dated as of December 15, 2020.
Incorporated by reference to Exhibit 2.1 to United States Steel Corporation's Form 8-K filed on December 18, 2020, Commission File Number 1-16811.

3.    Articles of Incorporation and By-Laws

(a)	Amended and Restated Certificate of Incorporation of United States Steel Corporation, dated April 25, 2017	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation's Form 8-K filed on April 28, 2017, Commission File Number 1-16811.

(b)	Amended and Restated By-Laws of United States Steel Corporation, dated as of January 31, 2023.	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation's Form 8-K filed on February 2, 2023, Commission File Number 1-16811.
4.    Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Indenture between United States Steel Corporation and The Bank of New York Mellon (f/k/a The Bank of New York, dated as of May 21, 2007.	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on May 22, 2007, Commission File Number 1-16811.

(b)	First Supplemental Indenture between United States Steel Corporation and The Bank of New York Mellon(f/k/a The Bank of New York, dated as of May 21, 2007).	Incorporated by reference to Exhibit 4.2 to United States Steel Corporation’s Form 8-K filed on May 22, 2007, Commission File Number 1-16811.

(c)	Tenth Supplemental Indenture between United States Steel Corporation and The Bank of New York Mellon, dated as of February 11, 2021.	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on February 11, 2021, Commission File Number 1-16811.

(d)	Indenture by and between United States Steel Corporation and The Bank of New York Mellon, dated as of October 21, 2019.	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on October 21, 2019, Commission File Number 1-16811.

(e)	Indenture among Big River Steel LLC, BRS Finance Corp., BRS Intermediate Holdings LLC, each Guarantor that may become party thereto and U.S. Bank National Association, dated as of September 18, 2020.	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on January 19, 2021, Commission File Number 1-16811.

(f)	Description of Securities.	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 10-K filed on February 14, 2020, Commission File Number 1-16811.

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

(f)
Commitment Agreement by and among United States Steel Corporation, Banner Life Insurance Company, William Penn Life Insurance Company of New York and State Street Global Advisors Trust Company, dated November 9, 2021.**
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-K filed on February 11, 2022, Commission File Number 1-16811.

(g)
Sixth Amended and Restated Credit Agreement, dated as of May 27, 2022, among United States Steel Corporation, the Subsidiary Guarantors from time to time party thereto, the Lenders party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent.
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on June 3, 2022, Commission File Number 1-16811.

(h)	Third Amended and Restated Borrower Security Agreement, dated as of May 27, 2022, between United States Steel Corporation and JPMorgan Chase Bank, N.A., as Collateral Agent.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on June 3, 2022, Commission File Number 1-16811.

(i)	Third Amended and Restated Subsidiary Security Agreement, dated as of May 27, 2022, between the Subsidiary Guarantors and JPMorgan Chase Bank, N.A., as Collateral Agent.	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 8-K filed on June 3, 2022, Commission File Number 1-16811.

(j)	Second Amended and Restated Borrower Canadian Security Agreement, dated as of May 27, 2022, between United States Steel Corporation and JPMorgan Chase Bank, N.A., as Collateral Agent.	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 8-K filed on June 3, 2022, Commission File Number 1-16811.

(k)	Agreement of Sale between United States Steel Corporation and The Industrial Development Board of the City of Hoover, dated as of October 1, 2019.	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 8-K filed on October 28, 2019, Commission File Number 1-16811.

(l)	Loan Agreement between United States Steel Corporation and the Allegheny County Industrial Development Authority, dated as of October 1, 2019.	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 8-K filed on October 28, 2019, Commission File Number 1-16811.

(m)
Credit Agreement, dated December 10, 2019, by and among United States Steel Corporation, KfW IPEX-Bank GMBH, as Mandated Lead Arranger and ECA Structuring Bank, KfW IPEX-Bank as Facility Agent, KfW IPEX-Bank as ECA Agent, and the financial institutions listed therein as lenders, and other parties party thereto from time to time
Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-K filed on February 14, 2020, Commission File Number 1-16811.

(n)	First Amendment to the Credit Agreement among United States Steel Corporation and KFW IPEX-BANK GMBH, dated as of November 17, 2020.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-K filed on February 12, 2021, Commission File Number 1-16811.

(o)
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

(p)
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
Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on November 24, 2020, Commission File Number 1-16811.

(q)	ABL Credit Agreement by and among Big River Steel LLC, BRS Intermediate Holdings LLC, Goldman Sachs Bank USA and each lender party thereto, dated as of August 23, 2017.**	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-K filed on February 11, 2022, Commission File Number 1-16811.

(r)	First Amendment to ABL Credit Agreement by and among Big River Steel LLC, BRS Intermediate Holdings LLC, Goldman Sachs Bank USA and each lender party thereto, dated as of September 10, 2020.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on January 19, 2021, Commission File Number 1-16811.

(s)	Second Amendment to ABL Credit Agreement by and among Big River Steel LLC, BRS Intermediate Holdings LLC, Goldman Sachs Bank USA and each lender party thereto, dated as of July 23, 2021.	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q filed on July 30, 2021, Commission File Number 1-16811.

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
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on October 28, 2022, Commission File Number 1-16811.

(y)
EUR 300,000,000 Unsecured Sustainability Linked Revolving Credit Facility Agreement among U. S. Steel Košice, s.r.o., and ING Bank N.V., Komerèní banka, a.s., Slovenská sporiteľňa, a.s., UniCredit Bank Czech Republic and Slovakia , a.s., Československá Obchodná banka, a.s., and Citibank Europe plc, dated September 29, 2021.
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on October 1, 2021, Commission File Number 1-16811.

(z)	Supplemental Agreement No. 9 between U. S. Steel Košice, s.r.o. and ING Bank N.V., dated December 3, 2021.	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-K filed on February 11, 2022, Commission File Number 1-16811.

(aa)	United States Steel Corporation 2005 Stock Incentive Plan, Effective April 26, 2005.*	Incorporated by reference to Appendix B to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 11, 2005, Commission File Number 1-16811.

(bb)	United States Steel Corporation 2005 Stock Incentive Plan, Amended and Restated Effective April 27, 2010.*	Incorporated by reference to Appendix A to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 12, 2010, Commission File Number 1-16811.

(cc)	United States Steel Corporation 2005 Stock Incentive Plan, Amended and Restated Effective April 29, 2014.*	Incorporated by reference to Appendix A to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 14, 2014, Commission File Number 1-16811.

(dd)	Form of Stock Option Grant under the Long-Term Incentive Compensation Program, a program under the United States Steel Corporation 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10(x) to United States Steel Corporation’s Form 10-K filed on February 27, 2007, Commission File Number 1-16811.

(ee)	Form of Performance Award Grant Agreement under the Long-Term Incentive Compensation Program, a program under the United States Steel Corporation 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on April 26, 2011, Commission File Number 1-16811.

(ff)	Form of Stock Option Grant Agreement under the Long-Term Incentive Compensation Program, a program under the United States Steel Corporation 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on April 26, 2011, Commission File Number 1-16811.

(gg)	Form of Restricted Stock Unit Retention Grant Agreement under the Long-Term Incentive Compensation Program, a program under the United States Steel Corporation 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q filed on April 26, 2011, Commission File Number 1-16811

(hh)	Form of Restricted Stock Unit Annual Grant Agreement under the Long-Term Incentive Compensation Program, a program under the United States Steel Corporation 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q filed on April 26, 2011, Commission File Number 1-16811.

(ii)	Form of Retention Performance Award Grant Agreement under the Long-Term Incentive Compensation Program, a program under the United States Steel Corporation 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 8-K filed on July 2, 2012, Commission File Number 1-16811.

(jj)	Form of Non-Qualified Stock Option Grant Agreement under the Long-Term Incentive Compensation Program, a program under the United States Steel Corporation 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on April 29, 2015, Commission File Number 1-16811.

(kk)	Administrative Regulations for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan, Amended and Restated Effective May 28, 2013.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on May 30, 2013, Commission File Number 1-16811.

(ll)	Administrative Regulations for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan, Amended and Restated Effective February 25, 2014.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on March 3, 2014, Commission File Number 1-16811.

(mm)
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

(nn)
Administrative Procedures for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan, as Amended and Restated, and under the United States Steel Corporation Annual Incentive Compensation Plan, Effective February 22, 2016.*
Incorporated by reference to Exhibit 10(kk) to United States Steel Corporation’s Form 10-K filed on February 29, 2016, Commission File Number 1-16811.

(oo)	United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, a program under the 2005 Stock Incentive Plan, effective as of November 29, 2005.*	Incorporated by reference to Exhibit 10(d) to United States Steel Corporation’s Form 10-K filed on February 28, 2012, Commission File Number 1-16811.

(pp)	United States Steel Corporation 2010 Annual Incentive Compensation Plan, Effective April 27, 2010.*	Incorporated by reference to Appendix B to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 12, 2010, Commission File Number 1-16811.

(qq)	Form of Incentive Award Agreement under the United States Steel Corporation 2010 Annual Incentive Compensation Plan.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on April 29, 2015, Commission File Number 1-16811.

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

(tt)
Administrative Procedures for the Executive Management Annual Incentive Compensation Program under the United States Steel Corporation 2010 Annual Incentive Compensation Plan, as amended February 22, 2016.*
Incorporated by reference to Exhibit 10(ll) to United States Steel Corporation’s Form 10-K filed on February 29, 2016, Commission File Number 1-16811.

(uu)
Administrative Procedures for the Executive Management Annual Incentive Compensation Program under the United States Steel Corporation 2010 Annual Incentive Compensation Plan, as amended November 1, 2016.*
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on November 2, 2016, Commission File Number 1-16811.

(vv)	United States Steel Corporation Supplemental Thrift Program, Amended and Restated Effective July 31, 2013.*	Incorporated by reference to Exhibit 10.7 to United States Steel Corporation’s Form 10-Q filed on October 29, 2013, Commission File Number 1-16811.

(ww)	United States Steel Corporation Supplemental Thrift Program, Amended and Restated Effective November 1, 2016.*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on November 2, 2016, Commission File Number 1-16811.

(xx)	United States Steel Corporation Supplemental Thrift Program, Amended and Restated Effective January 1, 2019.*	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q filed on May 3, 2019, Commission File Number 1-16811.

(yy)	United States Steel Corporation Non Tax-Qualified Retirement Account Program, Amended and Restated Effective November 13, 2013.	Incorporated by reference to Exhibit 10(dd) to United States Steel Corporation’s Form 10-K filed on February 25, 2014, Commission File Number 1-16811.

(zz)	United States Steel Corporation Non Tax-Qualified Retirement Account Program, Amended and Restated Effective January 1, 2016.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on November 2, 2016, Commission File Number 1-16811.

(aaa)	United States Steel Corporation Non Tax-Qualified Retirement Account Program, Amended and Restated Effective January 1, 2019.*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on May 3, 2019, Commission File Number 1-16811.

(bbb)	United States Steel Corporation Non Tax-Qualified Pension Plan, Amended and Restated Effective December 31, 2015.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on August 21, 2015, Commission File Number 1-16811.

(ccc)	United States Steel Corporation Executive Management Supplemental Pension Program, Amended and Restated Effective December 31, 2015.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on August 21, 2015, Commission File Number 1-16811.

(ddd)	United States Steel Corporation Supplemental Retirement Account Program, Amended and Restated Effective January 1, 2016.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on November 4, 2015, Commission File Number 1-16811.

(eee)	United States Steel Corporation Supplemental Retirement Account Program, Amended and Restated Effective January 1, 2019.*	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q filed on May 3, 2019, Commission File Number 1-16811.

(fff)	United States Steel Corporation Change in Control Severance Plan, Effective January 1, 2016.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on November 6, 2015, Commission File Number 1-16811.

(ggg)	United States Steel Corporation Change in Control Severance Plan, Amended and Restated Effective July 28, 2020*.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on July 30, 2020, Commission File Number 1-16811.

(hhh)	United States Steel Corporation Executive Severance Plan, Effective December 14, 2021.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on December 20, 2021, Commission File Number 1-16811.

(iii)	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Effective April 26, 2016.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on April 27, 2016, Commission File Number 1-16811.

(jjj)	First Amendment to United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Effective February 28, 2017.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on April 26, 2017, Commission File Number 1-16811.

(kkk)	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Amended and Restated Effective April 28, 2020*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on May 1, 2020, Commission File Number 1-16811.

(lll)	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Amended and Restated Effective April 27, 2021.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on April 30, 2021, Commission File Number 1-16811.

(mmm)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Retention Grant)*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on July 27, 2016, Commission File Number 1-16811.

(nnn)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Annual Grant)*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on July 27, 2016, Commission File Number 1-16811

(ooo)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan (Stock Option Grant).*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on July 27, 2016, Commission File Number 1-16811.

(ppp)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Annual Grant).*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on April 27, 2018, Commission File Number 1-16811.

(qqq)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Retention Grant).*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on April 27, 2018, Commission File Number 1-16811.

(rrr)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (TSR Grant).*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on April 27, 2018, Commission File Number 1-16811.

(sss)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (ROCE Grant).*	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q filed on April 27, 2018, Commission File Number 1-16811.

(ttt)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (TSR Grant).*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on May 3, 2019, Commission File Number 1-16811.

(uuu)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Cash Award Grant Agreement (ROCE Grant).*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on May 1, 2020, Commission File Number 1-16811.

(vvv)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Retention Grant).*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on May 1, 2020, Commission File Number 1-16811.

(www)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (2021 Grants).*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on April 30, 2021, Commission File Number 1-16811.

(xxx)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Cash Award Grant Agreement (2021 Grants).*	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q filed on April 30, 2021, Commission File Number 1-16811.

(yyy)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (2021 Grants).*	Incorporated by reference to Exhibit 10.6 to United States Steel Corporation’s Form 10-Q filed on April 30, 2021, Commission File Number 1-16811.

(zzz)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Retention Restricted Stock Unit Grant Agreement (2021 Grants).*	Incorporated by reference to Exhibit 10.7 to United States Steel Corporation’s Form 10-Q filed on April 30, 2021, Commission File Number 1-16811.

(yyy)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan TSR Performance Share Award Grant Agreement (2021 Grants).*	Incorporated by reference to Exhibit 10.8 to United States Steel Corporation’s Form 10-Q filed on April 30, 2021, Commission File Number 1-16811.

(aaaa)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (2021 SVP Performance Awards)* **	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-K filed on February 11, 2022, Commission File Number 1-16811.

(bbbb)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (2021 CEO Performance Award)* **	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-K filed on February 11, 2022, Commission File Number 1-16811.

(cccc)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Non-Qualified Stock Option Grant Agreement (2021 CEO PSO)* **	Incorporated by reference to Exhibit 10.6 to United States Steel Corporation’s Form 10-K filed on February 11, 2022, Commission File Number 1-16811.

(dddd)	Form of United States Steel Corporation 2016 Omnibus Incentive Plan Performance Share Award Grant Agreement (ROCE Grant)*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on April 29, 2022, Commission File Number 1-16811.

(eeee)	Form of United States Steel Corporation 2016 Omnibus Incentive Plan Performance Share Award Grant Agreement (TSR Grant)*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on April 29, 2022, Commission File Number 1-16811.

(ffff)
Administrative Procedures for the Executive Management Annual Compensation Incentive Program under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Effective February 27, 2018.*
Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q filed on April 27, 2018, Commission File Number 1-16811.

(gggg)
Administrative Procedures for the Executive Management Annual Incentive Compensation Plan under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Effective February 26, 2019.*
Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on May 3, 2019, Commission File Number 1-16811.

(hhhh)
Administrative Procedures for the Executive Management Annual Incentive Compensation Plan under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Effective February 25, 2020.*
Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on May 1, 2020, Commission File Number 1-16811.

(iiii)
Administrative Procedures for the Executive Management Annual Incentive Compensation Plan under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Effective February 23, 2021.*
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on April 30, 2021, Commission File Number 1-16811.

(jjjj)
United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, a program under the United States Steel Corporation 2016 Omnibus Incentive Plan, effective as of July 26, 2016, as amended on October 30, 2018.*
Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-K filed on February 15, 2019, Commission File Number 1-16811.

(kkkk)
United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, a program under the United States Steel Corporation 2016 Omnibus Incentive Plan, effective as of July 26, 2016, as amended on October 28, 2019.*
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-K filed on February 14, 2020, Commission File Number 1-16811.

(llll)
United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, a program under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Effective January 1, 2022.*
Incorporated by reference to Exhibit 10.7 to United States Steel Corporation’s Form 10-K filed on February 11, 2022, Commission File Number 1-16811.

(mmmm)	United States Steel Corporation Non-Employee Director Stock Program of the 2016 Omnibus Incentive Compensation Plan, Effective November 1, 2019.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-K filed on February 14, 2020, Commission File Number 1-16811.

(nnnn)	United States Steel Corporation Non-Employee Director Compensation Policy, Effective as of January 1, 2022.*	Incorporated by reference to Exhibit 10.8 to United States Steel Corporation’s Form 10-K filed on February 11, 2022, Commission File Number 1-16811.

(oooo)	Letter Agreement between Scott D. Buckiso and United States Steel Corporation, dated July 30, 2020.*	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-K filed on February 12, 2021, Commission File Number 1-16811.

(pppp)	Separation Agreement and Release by and between Kevin P. Bradley and United Stated Steel Corporation, dated October 7, 2019.*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-K filed on February 14, 2020, Commission File Number 1-16811.

(qqqq)	Separation Agreement and Release by and between Douglas R. Matthews and United States Steel Corporation, dated December 24, 2020.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-K filed on February 12, 2021, Commission File Number 1-16811.

(rrrr)	Form of Offer Letter to Kenneth E. Jaycox Jr., dated September 19, 2020.*	Incorporated by reference to Exhibit 10.9 to United States Steel Corporation’s Form 10-K filed on February 11, 2022, Commission File Number 1-16811.

(ssss)	Special Transition Agreement and Release by and between Christine S. Breves and United States Steel Corporation, dated February 15, 2022.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on April 29, 2022, Commission File Number 1-16811.

(tttt)	Form of Offer Letter to Jessica T. Graziano, dated June 6, 2022.**	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q filed on July 29, 2022, Commission File Number 1-16811.

10.1	Amendment No. 1 to Sixth Amended and Restated Credit Agreement, dated as of December 19, 2022, among United States Steel Corporation, the Subsidiary Guarantors from time to time party thereto, the Lenders party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent.**

10.2	Third Amendment to ABL Credit Agreement by and among Big River Steel LLC, BRS Intermediate Holdings LLC, Goldman Sachs Bank USA and each lender party thereto, dated as of December 19, 2022.**

10.3	First Supplemental Agreement, dated December 15, 2022, between U. S. Steel Košice, s.r.o., and ING Bank N.V., as Facility Agent, relating to an up to EUR 300,000,000 credit agreement dated September 29, 2021.**

21	List of Subsidiaries

23	Consent of PricewaterhouseCoopers LLP

24	Powers of Attorney

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosure required under Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act

101
The following financial information from United States Steel Corporation's Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory plan or arrangement.
** Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Corporation hereby undertakes to furnish supplemental copies of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(millions of dollars)
		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Period
Year ended December 31, 2022:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$44	$17	$—	$—	$23	$38
Investments and long-term receivables reserve	4	—	—	—	—	4
Deferred tax valuation allowance:
Domestic	159	18	—	61	—	116
Foreign	3	—	—	—	—	3
Year ended December 31, 2021:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$34	$16	$4	$—	$10	$44
Investments and long-term receivables reserve	5	—	—	—	1	4
Deferred tax valuation allowance:
Domestic	793	86	25	745	—	159
Foreign	3	—	—	—	—	3
Year ended December 31, 2020:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$28	$6	$2	$—	$2	$34
Investments and long-term receivables reserve	5	—	3	—	3	5
Deferred tax valuation allowance:
Domestic	560	240	2	—	9	793
Foreign	3	—	—	—	—	3

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 3, 2023

UNITED STATES STEEL CORPORATION

By:	/s/ Manpreet S. Grewal
Manpreet S. Grewal
Vice President, Controller & Chief Accounting Officer

Signature	Title

/s/ David B. Burritt	President & Chief Executive Officer & Director
David B. Burritt	(Principal Executive Officer)

/s/ Jessica T. Graziano	Senior Vice President & Chief Financial Officer
Jessica T. Graziano	(Principal Financial Officer)

/s/ Manpreet S. Grewal	Vice President, Controller & Chief Accounting Officer
Manpreet S. Grewal	(Principal Accounting Officer)

*	Director
Tracy A. Atkinson

*	Director
Andrea J. Ayers

*	Director
Terry L. Dunlap

*	Director
John J. Engel

*	Director
John V. Faraci

*	Director
Murry S. Gerber

*	Director
Jeh C. Johnson

*	Director
Paul A. Mascarenas

*	Director
Michael H. McGarry

*	Board Chair
David S. Sutherland

*	Director
Patricia A. Tracey

*	BY:	/s/ Manpreet S. Grewal
Manpreet S. Grewal
Attorney-in-Fact

GLOSSARY OF CERTAIN DEFINED TERMS

The following definitions apply to terms used in this document:

2026 Senior Convertible Notes	Senior Convertible Notes due November 1, 2026
2052 ADFA Green Bonds	Arkansas Development Finance Authority Environmental Improvement Revenue Bonds due 2052
401(k) plans	defined contribution plans
ABL	Asset-Based Loan
ABO	Accumulated Benefit Obligation
ACHD	Allegheny County Health Department
AD	antidumping
AD/CVD	antidumping and countervailing duty
ADFA	Arkansas Development Finance Authority
AHSS	advanced high-strength steel
AISI	American Iron and Steel Institute
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ARPA	American Rescue Plan Act
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BART	Best Available Retrofit Technology
BAT	Best Available Technique
Big River Steel ABL Facility	Big River Steel amended senior secured asset-based revolving credit facility
BOF	Basic Oxygen Furnace Steelmaking
BOP	Basic Oxygen Process
BR2	Big River 2
BRS	Big River Steel
CAA	Clean Air Act
CAFC	U.S. Court of Appeals for the Federal Circuit
CAFE	Corporate Average Fuel Economy
CAMT	corporate alternative minimum tax
CAMU	Corrective Action Management Unit
CDC	Chrome Deposit Corporation
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CIT	U.S. Court of International Trade
CMS	Corrective Measures Study
CNIT	corporate net income tax
CO2	carbon dioxide
commodity purchase swaps	financial swaps associated with purchases of natural gas, zinc, tin and electricity
COSO	Committee of Sponsoring Organizations of the Treadway Commission
cost cap	per capita dollar maximum the company is expected to pay per participant under the main U. S. Steel benefit plan
Credit Facility Agreement	Sixth Amended and Restated Credit Facility Agreement
CVD	countervailing duties
CWA	Clean Water Act
DAFW	OSHA Days Away From Work
DOC	U.S. Department of Commerce
DOJ	The United States Department of Justice
Double G	Double G Coatings Company LLC
DR	direct reduced
DRI	direct reduced iron
EAF	Electric Arc Furnace
EBITDA	earnings before interest, taxes, depreciation and amortization
EC	European Commission
ECA	Export Credit Agreement
EGU	electric generating unit
EPS	earnings per share
ERGs	employee resource groups
ERISA	Employee Retirement Income Security Act of 1974
ERW	electric resistance welded

ESG	environmental, social and governance
ETS	Emissions Trading System
EU	European Union
EU ETS	EU Emissions Trading System
EUA	European Union Emission Allowances
EWPM	electric-weld pipe mil
Export-Import Credit Agreement	Export-Import Transaction Specific Loan and Security Agreement
FASB	Financial Accounting Standards Board
FIFO	first in, first out
FIP	Federal Implementation Plan
Fifth Credit Facility Agreement	Fifth Amended and Restated Credit Facility Agreement
Flat-Rolled	North American Flat-Rolled segment
foreign exchange forwards	foreign exchange forward sales contracts
FX	foreign exchange
GAAP	Generally Accepted Accounting Principles
Gateway	Gateway Energy and Coke Company LLC
GEN3	generation 3
GHG	greenhouse gas
GLNPO	Great Lakes National Program Office
Green Steels	steels made with low greenhouse gas emissions intensity
HBI	hot briquetted iron
HDC	Hibbing Development Company
Hibbing	Hibbing Taconite Company
IEPA	Illinois Environmental Protection Agency
IRS	Internal Revenue Service
ISO	International Organization for Standardization
ITC	U.S. International Trade Commission
KDHE	Kansas Department of Health & Environment
Keetac	U. S. Steel’s iron ore operations at Keewatin, Minnesota
LIFO	last in, first out
MACT	Maximum Achievable Control Technology
Midwest	Midwest Plant
Minntac	U. S. Steel’s iron ore operations at Mt. Iron, Minnesota
mmbtus	Metric Million British Thermal Units
mnt	thousand net tons
MPCA	Minnesota Pollution Control Agency
NAAQS	National Ambient Air Quality Standards
NAV	net asset value
NESHAP	National Emission Standards for Hazardous Air Pollutants
NGO	non-grain oriented
NOV	Notice of Violation
NOx	nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
OCTG	oil country tubular goods
OEM	original equipment manufacturer
Order	Administrative Order on Consent
Other Benefits	defined benefit retiree health care and life insurance plans
Patriot	Patriot Premium Threading Services, LLC
PCAOB	Public Company Accounting Oversight Board (United States)
PII	Personally Identifiable Information
PM	Particulate Matter
PPA	Pension Protection Act of 2006
ppb	parts per billion
PRO-TEC	PRO-TEC Coating Company, U. S. Steel and Kobe Steel Ltd. joint venture
PRP	potentially responsible party
PSU	Performance-based restricted Stock Unit
RCRA	Resource Conservation and Recovery Act

RFI	RCRA Facility Investigation
ROCE	Return On Capital Employed
RP	Rehabilitation plan
RSU	Restricted Stock Unit
S&P	Standard & Poor’s
sales swaps	financial swaps hot-rolled coil and iron ore pellet sales
SAO	Settlement Agreement and Order
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPT	Steelworkers Pension Trust
SSS	site-specific standard
Stelco	Stelco Inc.
sustainable steels	steels made with low greenhouse gas emissions
SWMU	Solid Waste Management Units
the 2005 Plan	2005 Stock Incentive Plan
the 2022 Labor Agreements	collective bargaining agreements with United Steelworkers effective September 1, 2022
the Committee	the Compensation & Organization Committee of the Board of Directors
the "Company"	United States Steel Corporation and its subsidiaries
the Exchange Act	the Securities Exchange Act of 1934
the "Insurers"	Banner Life Insurance Company and William Penn Life Insurance Company of New York
the insurer	Pacific Life Insurance Company
the Minntac Mine	iron ore mine located in Mt. Iron, Minnesota
the Omnibus Plan	2016 Omnibus Incentive Compensation Plan, as amended and restated
USSK Credit Agreement	USSK €300 million unsecured sustainability linked credit agreement
TRQ	tariff rate quotas
Transtar	Transtar LLC and its direct and indirect subsidiaries
TSR	Total Shareholder Return
Tubular	Tubular Products segment
U. S. Steel	United States Steel Corporation
U.S. EPA	United States Environmental Protection Agency
U.S. GAAP	accounting standards generally accepted in the United States
UDEQ	Utah Department of Environmental Quality
ug/m3	micrograms per cubic meter
UK	United Kingdom
UPI	USS-POSCO Industries
USSE	U. S. Steel Europe segment
USSK	U. S. Steel Košice
USSTP	U. S. Steel Tubular Products LLC
USTR	United States Trade Representative
USW	United Steelworkers
USX	United States Steel Corporation
VEBA	trusts for retiree healthcare and life insurance
VERP	voluntary early retirement program
welded	seamless and electric resistance welded
Worthington	Worthington Specialty Processing, U. S. Steel and Worthington Industries, Inc. joint venture
WOTUS	Waters of the United States
WTO	World Trade Organization
WQS	water quality standard