Form 10-Q
period 2023-03-31
UNITED STATES STEEL CORP
filed 2023-04-28
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Common stock outstanding at April 24, 2023 – 226,455,114 shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections. Generally, we have identified such forward-looking statements by using the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “target,” “forecast,” “aim,” “should,” “plan,” “goal,” “future,” “will,” "may" and similar expressions or by using future dates in connection with any discussion of, among other things, the construction or operation of new or existing facilities or operating capabilities, the timing, size and form of share repurchase transactions, operating or financial performance, trends, events or developments that we expect or anticipate will occur in the future, statements relating to volume changes, share of sales and earnings per share changes, anticipated cost savings, potential capital and operational cash improvements, changes in the global economic environment, including supply and demand conditions, inflation, interest rates, supply chain disruptions and changes in prices for our products, international trade duties and other aspects of international trade policy, statements regarding our future strategies, products and innovations, statements regarding our greenhouse gas emissions reduction goals, statements regarding existing or new regulations and statements expressing general views about future operating results. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements are not historical facts, but instead represent only the Company’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as of the time made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, the risks and uncertainties described in this report and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and those described from time to time in our future reports filed with the Securities and Exchange Commission.

References in this Quarterly Report on Form 10-Q to (i) "U. S. Steel," "the Company," "we," "us," and "our" refer to United States Steel Corporation and its consolidated subsidiaries unless otherwise indicated by the context and (ii) “Big River Steel” refers to Big River Steel Holdings LLC and its direct and indirect subsidiaries unless otherwise indicated by the context.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2023	2022
Net sales:
Net sales	$3,912	$4,843
Net sales to related parties (Note 19)	558	391
Total (Note 6)	4,470	5,234
Operating expenses (income):
Cost of sales (excludes items shown below)	3,953	3,823
Selling, general and administrative expenses	99	117
Depreciation, depletion and amortization	221	198
Loss (earnings) from investees	13	(36)
Asset impairment charges	4	6
Restructuring and other charges (Note 20)	1	17
Net gains on sale of assets	(2)	(2)
Other gains, net	(8)	(7)
Total	4,281	4,116
Earnings before interest and income taxes	189	1,118
Interest expense	27	50
Interest income	(30)	(1)
Other financial costs	6	2
Net periodic benefit income	(42)	(61)
Net gain from investments related to active employee benefits (Note 16)	(22)	—
Net interest and other financial benefits	(61)	(10)
Earnings before income taxes	250	1,128
Income tax expense (Note 12)	51	246
Net earnings	199	882
Less: Net earnings attributable to noncontrolling interests	—	—
Net earnings attributable to United States Steel Corporation	$199	$882
Earnings per common share (Note 13):
Earnings per share attributable to United States Steel Corporation stockholders:
'-Basic	$0.87	$3.37
'-Diluted	$0.78	$3.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Net earnings	$199	$882
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	32	(28)
Changes in pension and other employee benefit accounts	(10)	(3)
Changes in derivative financial instruments	(44)	22
Changes in fair value of active employee benefit investments	3	—
Total other comprehensive loss, net of tax	(19)	(9)
Comprehensive income including noncontrolling interest	180	873
Comprehensive income attributable to noncontrolling interest	—	—
Comprehensive income attributable to United States Steel Corporation	$180	$873
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents (Note 7)	$2,837	$3,504
Receivables, less allowance of $38 in both periods	1,649	1,485
Receivables from related parties (Note 19)	159	150
Inventories (Note 8)	2,541	2,359
Other current assets	362	368
Total current assets	7,548	7,866
Long-term restricted cash (Note 7)	32	31
Operating lease assets	134	146
Property, plant and equipment	21,806	21,222
Less accumulated depreciation and depletion	12,931	12,730
Total property, plant and equipment, net	8,875	8,492
Investments and long-term receivables, less allowance of $3 and $4	830	840
Intangibles, net (Note 9)	467	478
Deferred income tax benefits (Note 12)	7	10
Goodwill (Note 9)	920	920
Other noncurrent assets	727	675
Total assets	$19,540	$19,458
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$3,004	$2,873
Accounts payable to related parties (Note 19)	171	143
Payroll and benefits payable	388	493
Accrued taxes	267	271
Accrued interest	46	67
Current operating lease liabilities	48	49
Short-term debt and current maturities of long-term debt (Note 15)	91	63
Total current liabilities	4,015	3,959
Noncurrent operating lease liabilities	95	105
Long-term debt, less unamortized discount and debt issuance costs (Note 15)	3,901	3,914
Employee benefits	146	209
Deferred income tax liabilities (Note 12)	479	456
Deferred credits and other noncurrent liabilities	509	504
Total liabilities	9,145	9,147
Contingencies and commitments (Note 21)
Stockholders’ Equity (Note 17):
Common stock (284,758,061 and 282,487,412 shares issued) (Note 13)	285	283
Treasury stock, at cost (57,645,467 shares and 54,089,559 shares)	(1,301)	(1,204)
Additional paid-in capital	5,205	5,194
Retained earnings	6,217	6,030
Accumulated other comprehensive loss (Note 18)	(104)	(85)
Total United States Steel Corporation stockholders’ equity	10,302	10,218
Noncontrolling interests	93	93
Total liabilities and stockholders’ equity	$19,540	$19,458
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Increase (decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net earnings	$199	$882
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	221	198
Asset impairment charges	4	6
Restructuring and other charges (Note 20)	1	17
Pensions and other postretirement benefits	(41)	(60)
Active employee benefit investments	(3)	—
Deferred income taxes (Note 12)	38	121
Net gain on sale of assets	(2)	(2)
Equity investee loss (earnings), net of distributions received	13	(36)
Changes in:
Current receivables	(178)	(355)
Inventories	(167)	(467)
Current accounts payable and accrued expenses	298	360
Income taxes receivable/payable	10	140
All other, net	(212)	(33)
Net cash provided by operating activities	181	771
Investing activities:
Capital expenditures	(740)	(349)
Proceeds from sale of assets	2	4
Other investing activities	—	(7)
Net cash used in investing activities	(738)	(352)
Financing activities:
Issuance of long-term debt, net of financing costs (Note 15)	—	4
Repayment of long-term debt (Note 15)	(10)	(6)
Common stock repurchased (Note 22)	(75)	(123)
Proceeds from government incentives (Note 21)	—	82
Other financing activities	(32)	(28)
Net cash used in financing activities	(117)	(71)
Effect of exchange rate changes on cash	8	(7)
Net (decrease) increase in cash, cash equivalents and restricted cash	(666)	341
Cash, cash equivalents and restricted cash at beginning of year (Note 7)	3,539	2,600
Cash, cash equivalents and restricted cash at end of period (Note 7)	$2,873	$2,941

Non-cash investing and financing activities:
Change in accrued capital expenditures	$(226)	$22
U. S. Steel common stock issued for employee/non-employee director stock plans	28	45
Capital expenditures funded by finance lease borrowings	24	7
Export Credit Agreement (ECA) financing	1	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1.     Basis of Presentation and Significant Accounting Policies
The year-end Consolidated Balance Sheet data was derived from audited statements but does not include all disclosures required for complete financial statements by accounting principles generally accepted in the United States of America (U.S. GAAP). The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair statement of the results for the periods covered, including assessment of certain accounting matters using all available information such as consideration of forecasted financial information in context with other information reasonably available to us. However, our future assessment of our current expectations could result in material impacts to our consolidated financial statements in future reporting periods. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which should be read in conjunction with these condensed financial statements.
2.    New Accounting Standards
During the three months ended March 31, 2023, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company's financial position, operations or cash flows.
3.    Recently Adopted Accounting Standards
In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2022-04, Disclosure of Supplier Finance Program Obligations (ASU 2022-04). ASU 2022-04 requires that an entity disclose certain information about supplier finance programs used in connection with the purchase of goods and services. ASU 2022-04 is effective for all entities with fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, except for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. U. S. Steel adopted this guidance effective January 1, 2023, with the exception of the amendment on roll-forward information, which will be adopted in our fiscal year beginning on January 1, 2024.
The Company has a supply chain finance (SCF) arrangement with a third-party administrator which allows participating suppliers, at their sole discretion, to make offers to sell payment obligations of the Company prior to their scheduled due dates at a discounted price to a participating financial institution. The third-party administrator entered into a separate agreement with the Export Import Bank of the United States to guarantee 90 percent of supplier obligations sold for up to $200 million. No guarantees or collateral are provided by the Company or any of its subsidiaries under the SCF program.
The Company’s goal is to capture overall supplier savings and improve working capital efficiency. The agreements facilitate the suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. The Company has no economic interest in the sale of the suppliers’ receivables and no direct financial relationship with the financial institution concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. The SCF program requires the Company to pay the third-party administrator the stated amount of the confirmed participating supplier invoices. The payment terms for confirmed invoices range from 75 to 90 days after the end of the month in which the invoice was issued.
The underlying costs from suppliers that elected to participate in the SCF program are generally recorded in cost of sales in the Company’s Condensed Consolidated Statement of Operations. Amounts due to suppliers who participate in the SCF program are reflected in accounts payable and accrued expenses on the Company’s Condensed Consolidated Balance Sheet and payments on the obligations by our suppliers are included in cash used in operating activities in the Condensed Consolidated Statement of Cash Flows. As of March 31, 2023, accounts payable and accrued expenses included $107 million of outstanding payment obligations which suppliers elected to sell to participating financial institutions.
In October 2021, the FASB issued Accounting Standards Update 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). ASU 2021-08 requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for public companies with fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption of all amendments in the same period permitted. U. S. Steel adopted this guidance effective January 1, 2023 and will apply it to any future business combinations.
4.    Segment Information
U. S. Steel has four reportable segments: North American Flat-Rolled (Flat-Rolled), Mini Mill, U. S. Steel Europe (USSE); and Tubular Products (Tubular). The results of our real estate businesses are disclosed in the Other category.

The chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being earnings (loss) before interest and income taxes. Earnings (loss) before interest and income taxes for reportable segments and the Other category does not include net interest and other financial costs (income), income taxes, stock-based compensation expense, and certain other items that management believes are not indicative of future results.

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

The results of segment operations for the three months ended March 31, 2023 and 2022 are:

(In millions) Three Months Ended March 31, 2023	Customer Sales	Intersegment Sales	Net Sales	(Loss) earnings from investees	(Loss) earnings before interest and income taxes(a)
Flat-Rolled	$2,570	$90	$2,660	$(16)	$(7)
Mini Mill	553	70	623	—	12
USSE	838	6	844	—	(34)
Tubular	505	1	506	3	232
Total reportable segments	4,466	167	4,633	(13)	203
Other	4	—	4	—	3
Reconciling Items and Eliminations	—	(167)	(167)	—	(17)
Total	$4,470	$—	$4,470	$(13)	$189

Three Months Ended March 31, 2022
Flat-Rolled	$2,954	$52	$3,006	$30	$529
Mini Mill	718	130	848	—	278
USSE	1,251	4	1,255	—	264
Tubular	309	3	312	6	77
Total reportable segments	5,232	189	5,421	36	1,148
Other	2	—	2	—	7
Reconciling Items and Eliminations	—	(189)	(189)	—	(37)
Total	$5,234	$—	$5,234	$36	$1,118
(a) (Loss) earnings before interest and income taxes has been updated for three months ended March 31, 2022 for Flat-Rolled and Reconciling Items and Eliminations. This is the result of a retroactive adjustment for the reclassification of stock-based compensation expense as an item not allocated to segment results. See the schedule of reconciling items to consolidated earnings before interest and income taxes below for further details.

A summary of total assets by segment is as follows:

(In millions)	March 31, 2023	December 31, 2022
Flat-Rolled	$8,109	$7,936
Mini Mill(a)	6,176	5,787
USSE	6,199	5,823
Tubular	1,163	1,140
Total reportable segments	$21,647	$20,686
Other	$142	$141
Corporate, reconciling items, and eliminations(b)	(2,249)	(1,369)
Total assets	$19,540	$19,458
(a)Includes assets of $1.7 billion and $1.4 billion at March 31, 2023 and December 31, 2022, respectively, related to Big River 2 (BR2) under construction in Osceola, Arkansas.

(b)The majority of corporate, reconciling items, and eliminations is comprised of cash and the elimination of intersegment amounts.
The following is a schedule of reconciling items to consolidated earnings before interest and income taxes:

	Three Months Ended March 31,
(In millions)	2023	2022
Items not allocated to segments:
Restructuring and other charges (Note 20)	$(1)	$(17)
Stock-based compensation expense (Note 11)	(11)	(16)
Other charges, net	(5)	(4)
Total reconciling items	$(17)	$(37)

5.    Disposition

The Company has previously committed to, and continues to intend to, pursue the disposition of certain assets related to a component of its flat-rolled business. As of March 31, 2023, the Company accrued a total of $120 million for severance and exit costs, of which $102 million and $18 million is recorded in accounts payable and accrued expenses and payroll and benefits payable, respectively, on the Condensed Consolidated Balance Sheet. $1 million of these charges were incurred during the first quarter 2023. No payments for these charges have been made as of March 31, 2023.
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

The following tables disaggregate our revenue by product for each of the reportable business segments for the three months ended March 31, 2023 and 2022, respectively:

Net Sales by Product (In millions):

Three Months Ended March 31, 2023	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$59	$—	$32	$—	$—	$91
Hot-rolled sheets	554	332	348	—	—	1,234
Cold-rolled sheets	901	72	71	—	—	1,044
Coated sheets	853	148	340	—	—	1,341
Tubular products	—	—	12	500	—	512
All Other (a)	203	1	35	5	4	248
Total	$2,570	$553	$838	$505	$4	$4,470
(a) Consists primarily of sales of raw materials and coke making by-products.

Three Months Ended March 31, 2022	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$49	$—	$1	$—	$—	$50
Hot-rolled sheets	514	399	593	—	—	1,506
Cold-rolled sheets	971	92	139	—	—	1,202
Coated sheets	1,196	224	483	—	—	1,903
Tubular products	—	—	15	306	—	321
All Other (a)	224	3	20	3	2	252
Total	$2,954	$718	$1,251	$309	$2	$5,234
(a) Consists primarily of sales of raw materials and coke making by-products.

7.     Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within U. S. Steel's Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statement of Cash Flows:

(In millions)	March 31, 2023	December 31, 2022	March 31, 2022
Cash and cash equivalents	$2,837	$3,504	$2,866
Restricted cash in other current assets	4	4	17
Restricted cash in other noncurrent assets	32	31	58
Total cash, cash equivalents and restricted cash	$2,873	$3,539	$2,941

Amounts included in restricted cash represent cash balances which are legally or contractually restricted, primarily for electric arc furnace construction, environmental liabilities and other capital projects and insurance purposes.
8.    Inventories
The last-in, first-out (LIFO) method is the predominant method of inventory costing for our Flat-Rolled and Tubular segments. The first-in, first-out (FIFO) and moving average methods are the predominant inventory costing methods for our Mini Mill segment and the FIFO method is the predominant inventory costing method for our USSE segment. At March 31, 2023 and December 31, 2022, the LIFO method accounted for 41 percent and 43 percent of total inventory values, respectively.

(In millions)	March 31, 2023	December 31, 2022
Raw materials	$1,213	$1,098
Semi-finished products	900	811
Finished products	386	398
Supplies and sundry items	42	52
Total	$2,541	$2,359
Current acquisition costs were estimated to exceed the above inventory values by $1.6 billion and $1.2 billion at March 31, 2023 and December 31, 2022, respectively. As a result of the liquidation of LIFO inventories, cost of sales decreased and earnings before interest and income taxes increased by $9 million and $8 million for the three months ended March 31, 2023 and 2022, respectively.

9.     Intangible Assets and Goodwill
Intangible assets that are being amortized on a straight-line basis over their estimated useful lives are detailed below:

		As of March 31, 2023			As of December 31, 2022
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22 Years	$413	$42	$371	$413	$37	$376
Patents	5-15 Years	17	12	5	17	12	5
Energy Contract	2 Years	54	38	16	54	32	22
Total amortizable intangible assets		$484	$92	$392	$484	$81	$403
Amortization expense was $11 million and $10 million for the three months ended March 31, 2023 and 2022, respectively.
Total estimated amortization expense for the remainder of 2023 is $31 million. We expect approximately $98 million in total amortization expense from 2024 through 2028 and approximately $263 million in remaining amortization expense thereafter.
The carrying amount of acquired water rights with indefinite lives as of March 31, 2023 and December 31, 2022 totaled $75 million.
Below is a summary of goodwill by segment for the three months ended March 31, 2023:

	Flat-Rolled	Mini Mill	USSE	Tubular	Total
Balance at December 31, 2022	$—	$916	$4	$—	$920
Additions	—	—	—	—	—
Balance at March 31, 2023	$—	$916	$4	$—	$920
10.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit (income) cost for the three months ended March 31, 2023 and 2022:

	Pension Benefits		Other Benefits
(In millions)	2023	2022	2023	2022
Service cost	$8	$11	$1	$2
Interest cost	55	39	17	12
Expected return on plan assets	(82)	(89)	(15)	(22)
Amortization of prior service cost (credit)	5	—	(6)	(7)
Amortization of actuarial net loss (gain)	3	18	(18)	(13)
Net periodic benefit income, excluding below	(11)	(21)	(21)	(28)
Multiemployer plans	21	19	—	—
Settlement, termination and curtailment losses (a)	—	1	—	—
Net periodic benefit cost (income)	$10	$(1)	$(21)	$(28)
(a) During the three months ended March 31, 2022, pension benefits incurred special termination charges of approximately $1 million due to workforce restructuring.

Employer Contributions
During the first three months of 2023, U. S. Steel made cash payments of $20 million to the Steelworkers Pension Trust and $2 million of pension payments not funded by trusts.

During the first three months of 2023, cash payments of $9 million were made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $12 million and $11 million for the three months ended March 31, 2023 and 2022, respectively.

11.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee (the Committee) of the Board of Directors, or its designee, under the 2005 Stock Incentive Plan (the 2005 Plan) and the 2016 Omnibus Incentive Compensation Plan, as amended and restated (the Omnibus Plan). On April 26, 2016, the Company's stockholders approved the Omnibus Plan and, between 2016 and the present, authorized the Company to issue up to 32,700,000 shares in the aggregate of U. S. Steel common stock under the Omnibus Plan. While the awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of March 31, 2023, there were 6,188,771 shares available for future grants under the Omnibus Plan.

Recent grants of stock-based compensation consist of restricted stock units, total stockholder return (TSR) performance awards and return on capital employed (ROCE) performance awards. Shares of common stock under the Omnibus Plan are issued from authorized, but unissued stock. The following table is a summary of the awards made under the Omnibus Plan during the first three months of 2023 and 2022.

	2023		2022
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Restricted Stock Units	1,274,520	$29.90	1,169,470	$24.27
Performance Awards (c)
TSR	185,120	$37.41	225,030	$28.53
ROCE (d)	357,020	$29.35	396,280	$23.60
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted average for all grants during the period.
(c) The number of performance awards shown represents the target share grant of the award.
(d) A portion of ROCE awards granted in 2023 and 2022 are not shown in the table because they were granted in cash.

U. S. Steel recognized pretax stock-based compensation expense in the amount of $11 million and $16 million in the three-month periods ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, total future compensation expense related to nonvested stock-based compensation arrangements was $79 million, and the weighted average period over which this expense is expected to be recognized is approximately 26 months.

Stock Options
There have been no stock options granted since 2017 other than the 171,000 performance-based stock options granted in December 2021, which are further described below.

The 171,000 performance-based stock options granted in December 2021, which were valued using a lattice model, do not become vested and exercisable until the Company's 20-trading day average closing stock price meets or exceeds the following stock price hurdles during the seven-year period beginning on the grant date, as follows:

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

ROCE performance awards may vest at the end of a three-year performance period contingent upon meeting ROCE performance goals approved by the Committee. For the 2022 and 2023 ROCE performance awards, each year in the three-year performance period is weighted at 20 percent and the full three-year period is weighted at 40 percent of the total award. ROCE performance awards may vest and payout 50 percent at the threshold level, 100 percent at the target level and 200 percent at the maximum level for payouts. Payment for performance in between the threshold percentages will be interpolated. The fair value of the ROCE performance awards is the average market price of the underlying common stock on the date of grant.

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
12.    Income Taxes
Tax provision
For the three months ended March 31, 2023, and 2022, the Company recorded a tax provision of $51 million and $246 million, respectively. The tax provisions for the first three months of 2023 and 2022 were based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss and discrete items recognized during the period, if applicable.

Throughout the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2023 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2023 could be materially different from the forecasted amount used to estimate the tax provision for the three months ended March 31, 2023.

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

On August 16, 2022, H.R. 5376 (commonly called the Inflation Reduction Act of 2022) was signed into law, which, among other things, implemented a corporate alternative minimum tax (CAMT) of 15 percent on net book income of certain large corporations adjusted for certain items prescribed by the legislation. The tax provision for the three months ended March 31, 2023 reflects the impact of CAMT, which is not material to the Condensed Consolidated Financial Statements.

13.    Earnings and Dividends Per Common Share
Earnings Per Share Attributable to United States Steel Corporation Stockholders
The effect of dilutive securities on weighted average common shares outstanding included in the calculation of diluted earnings per common share for the three months ended March 31, 2023 and March 31, 2022 were as follows.

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2023	2022
Earnings attributable to United States Steel Corporation stockholders:
Basic	$199	$882
Interest expense on Senior Convertible Notes, net of tax	3	3
Diluted	$202	$885
Weighted-average shares outstanding (in thousands):
Basic	227,332	261,453
Effect of Senior Convertible Notes	26,194	26,194
Effect of stock options, restricted stock units and performance awards	3,921	5,620
Diluted	257,447	293,267
Earnings per share attributable to United States Steel Corporation stockholders:
Basic	$0.87	$3.37
Diluted	$0.78	$3.02
Excluded from the computation of diluted earnings per common share due to their anti-dilutive effect were 0.9 million and 0.6 million outstanding securities granted under the Omnibus Plan for the three months ended March 31, 2023 and 2022, respectively.

The dividend for each of the first quarter of 2023 and 2022 was five cents per common share, respectively.
14.    Derivative Instruments
U. S. Steel uses foreign exchange forward sales contracts (foreign exchange forwards) with maturities up to 20 months to manage our currency requirements and exposure to foreign currency exchange rate fluctuations. The USSE and Flat-Rolled segments use hedge accounting for their foreign exchange forwards. The Mini Mill segment has foreign exchange forwards for which hedge accounting has not been elected; therefore, the changes in the fair value of their foreign exchange forwards are recognized immediately in the Consolidated Statements of Operations (mark-to-market accounting).

U. S. Steel also uses financial swaps to protect from the commodity price risk associated with purchases of natural gas, zinc, tin, electricity and iron ore (commodity purchase swaps). We elected cash flow hedge accounting for commodity purchase swaps for natural gas, zinc and tin and iron ore and use mark-to-market accounting for electricity swaps. The commodity purchase swaps where hedge accounting was elected have maturities up to 21 months. The commodity purchase swaps where hedge accounting was not elected have maturities of up to 9 months.

U. S. Steel has entered into financial swaps that are used to partially manage the sales price risk of certain hot-rolled coil sales (sales swaps) and iron ore sales (zero cost collars and swaps). Both the sales swaps and the zero cost collars are accounted for using hedge accounting and have maturities of up to 12 months.

The table below shows the outstanding swap quantities used to hedge forecasted purchases and sales as of March 31, 2023 and March 31, 2022:

Hedge Contracts	Classification	March 31, 2023	March 31, 2022
Natural gas (in mmbtus)	Commodity purchase swaps	32,976,000	43,265,000
Tin (in metric tons)	Commodity purchase swaps	1,045	2,430
Zinc (in metric tons)	Commodity purchase swaps	23,783	15,679
Electricity (in megawatt hours)	Commodity purchase swaps	367,200	724,320
Iron ore (in metric tons)	Commodity purchase swaps	280,000	30,000
Iron ore (in metric tons)	Zero-cost collars	—	1,080,000
Iron ore (in metric tons)	Sales swaps	1,087,500	—
Hot-rolled coils (in tons)	Sales swaps	215,000	110,000
Foreign currency (in millions of euros)	Foreign exchange forwards	€383	€311
Foreign currency (in millions of dollars)	Foreign exchange forwards	$85	$158

The following summarizes the fair value amounts included in our Condensed Consolidated Balance Sheets as of March 31, 2023, and December 31, 2022:

Balance Sheet Location (in millions)	March 31, 2023	December 31, 2022
Designated as Hedging Instruments
Accounts receivable	$17	$20
Accounts payable	133	68
Other long-term liabilities	4	15
Not Designated as Hedging Instruments
Accounts receivable	4	13
Investments and long-term receivables	—	1

The table below summarizes the effect of hedge accounting on Accumulated Other Comprehensive Income (AOCI) and amounts reclassified from AOCI into earnings for the three months ended March 31, 2023 and 2022:

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Location of Reclassification from AOCI (a)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Sales swaps	$(31)	$(57)	Net sales	$3	$(26)
Commodity purchase swaps	(18)	88	Cost of sales (b)	(9)	22
Foreign exchange forwards	(8)	(2)	Cost of sales	4	8
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items resulting in immaterial ineffectiveness.
(b) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.

At current contract values, $79 million currently in AOCI as of March 31, 2023, will be recognized as an increase in cost of sales over the next year and $37 million currently in AOCI as of March 31, 2023, will be recognized as a decrease in net sales over the next year.
The loss recognized for foreign exchange forwards and financial swaps where hedge accounting was not elected was $10 million for the three months ended March 31, 2023. The loss recognized for sales swaps where hedge accounting was not elected was $9 million for the three months ended March 31, 2022.

15.    Debt

(In millions)	Issuer/Borrower	Interest Rates %	Maturity	March 31, 2023	December 31, 2022
2037 Senior Notes	U. S. Steel	6.650	2037	274	274
2029 Senior Secured Notes	Big River Steel	6.625	2029	720	720
2029 Senior Notes	U. S. Steel	6.875	2029	475	475
2026 Senior Convertible Notes	U. S. Steel	5.000	2026	350	350
Environmental Revenue Bonds	U. S. Steel	4.125 - 6.750	2024 - 2052	924	924
Environmental Revenue Bonds	Big River Steel	4.500 - 4.750	2049	752	752
Finance leases and all other obligations	U. S. Steel	Various	2023 - 2029	117	100
Finance leases and all other obligations	Big River Steel	Various	2023 - 2027	172	176
Export Credit Agreement	U. S. Steel	Variable	2031	137	136
Credit Facility Agreement	U. S. Steel	Variable	2027	—	—
Big River Steel ABL Facility	Big River Steel	Variable	2026	—	—
USSK Credit Agreement	U. S. Steel Kosice	Variable	2026	—	—
USSK Credit Facility	U. S. Steel Kosice	Variable	2024	—	—
Total Debt				3,921	3,907
Less unamortized discount, premium, and debt issuance costs				(71)	(70)
Less short-term debt, long-term debt due within one year, and short-term issuance costs				91	63
Long-term debt				$3,901	$3,914

Arkansas Development Finance Authority Environmental Improvement Revenue Bonds, Series 2022 (United States Steel Corporation Project) (Green Bonds)
On September 6, 2022, U. S. Steel closed on an offering of $290 million aggregate principal amount of 5.450% Environmental Improvement Revenue Bonds due 2052 (2052 ADFA Green Bonds). U. S. Steel received net proceeds of approximately $287 million after fees of approximately $3 million related to the underwriting and third-party expenses. The net proceeds from the issuance of the 2052 ADFA Green Bonds were used to partially fund work related to U. S. Steel’s solid waste disposal facilities, including two electric arc furnaces (EAF) and other equipment facilities at its new technologically-advanced flat rolled steel making facility, BR2, currently under construction near Osceola, Arkansas.

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

2026 Senior Convertible Notes
In October 2019, U. S. Steel issued $350 million of 5.00% Senior Convertible Notes due November 1, 2026 (2026 Senior Convertible Notes). Interest on the 2026 Senior Convertible Notes is payable semi-annually on May 1 and November 1 of each year. The initial conversion rate for the 2026 Senior Convertible Notes is 74.8391 shares of U. S. Steel common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $13.36 per share of common stock, subject to adjustment pursuant to the 2026 Senior Convertible Notes indenture. Based on the initial conversion rate, the 2026 Senior Convertible Notes are convertible into 26,193,685 shares of U. S. Steel common stock and we reserved for the possible issuance of 33,396,930 shares, which is the maximum amount that could be issued upon conversion at maturity. Prior to August 1, 2026, holders of notes may convert all or a portion of their notes at their option only upon the satisfaction of specified conditions and during certain periods. On or after August 1, 2026, holders may convert all or a portion of their notes prior to the maturity date. Upon conversion, we will satisfy the obligation with cash, common stock, or a combination thereof, at our election. U. S. Steel may not redeem the 2026 Senior Convertible Notes prior to November 5, 2023. On or after November 5, 2023, and prior to August 1, 2026, if the price per share of U. S. Steel's common stock has been at least 130% of the conversion price for specified periods, U. S. Steel may redeem all or a portion of the 2026 Senior Convertible Notes at a cash redemption price of 100% of the principal amount, plus accrued and unpaid interest.

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

Big River Steel LLC must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent twelve consecutive months when availability under the Big River Steel ABL Facility is less than the greater of ten percent of the borrowing base availability and $13 million. Based on the most recent four quarters as of March 31, 2023, Big River Steel would have met the fixed charge coverage ratio test. The facility includes affirmative and negative covenants and events of default that are customary for facilities of this type.

There were no loans outstanding under the Big River Steel ABL Facility at March 31, 2023.

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

The Credit Facility Agreement provides for borrowings for working capital and general corporate purchases in an amount equal to the lesser of (a) $1,750 million or (b) a borrowing base calculated based on specified percentages of eligible accounts receivable and inventory, subject to certain adjustments and reserves. As of March 31, 2023, there were approximately $4 million of letters of credit issued and no loans drawn under the Credit Facility Agreement. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of ten percent of the maximum facility availability and $140 million. Based on the most recent four quarters as of March 31, 2023, the Company would have met the fixed charge coverage ratio test.

U. S. Steel Košice (USSK) Credit Facilities
On September 29, 2021, USSK entered into a €300 million (approximately $326 million) unsecured sustainability linked credit agreement (USSK Credit Agreement). The USSK Credit Agreement matures in 2026 and contains sustainability targets related to greenhouse gas emissions intensity reduction, safety performance and facility certification by ResponsibleSteel™. At March 31, 2023, USSK had no borrowings under the USSK Credit Agreement.

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

Any amendment or waiver may lead to additional lender protections, including a reduction of loan commitments or less favorable terms, and there can be no assurance that USSK can obtain waivers or amendments in timely fashion, or on acceptable terms or at all. The Company believes that USSK will have adequate cash on hand as of June 30, 2023 and will not need to borrow under the USSK Credit Agreement.

During the first quarter of 2023, USSK increased the size of its €20 million credit facility to €30 million (approximately $33 million) (the USSK Credit Facility). At March 31, 2023, USSK had no borrowings under the USSK Credit Facility, and the availability was approximately $16 million due to approximately $17 million of customs and other guarantees outstanding.
16.    Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, current accounts and notes receivable, accounts payable and accrued interest included in the Condensed Consolidated Balance Sheet approximate fair value. See Note 14 for disclosure of U. S. Steel’s derivative instruments, which are accounted for at fair value on a recurring basis.
Stelco Option for Minntac Mine Interest
On April 30, 2020 (Effective Date), the Company entered into an Option Agreement with Stelco, Inc. (Stelco), that grants Stelco the option to purchase a 25 percent interest (Option Interest) in a to-be-formed entity (Joint Venture) that will own the Company’s current iron ore mine located in Mt. Iron, Minnesota (Minntac Mine). As consideration for the Option Interest, Stelco paid the Company an aggregate amount of $100 million in five $20 million installments during the year-ended December 31, 2020 which are recorded net of transaction costs in noncontrolling interests in the Condensed Consolidated Balance Sheet. The option can be exercised any time before January 31, 2027, and in the event Stelco exercises the option, Stelco will contribute an additional $500 million to the Joint Venture, which amount shall be remitted solely to U. S. Steel in the form of a one-time special distribution, and the parties will engage in good faith negotiations to finalize the master agreement (pursuant to which Stelco will acquire the Option Interest) and the limited liability company agreement of the Joint Venture.
Surplus VEBA assets
During the fourth quarter 2022, U. S. Steel and the United Steelworkers (USW) agreed to utilize the overfunded OPEB plans to support the benefits provided to active represented employees. Beginning January 1, 2023, this agreement allows the Company to use a certain amount of surplus VEBA assets (the surplus amount) to pay for legally permissible benefits under Section 501(c)(9) of the Internal Revenue Code for active employees and retirees of the USW. The surplus amount of $595 million was determined as of December 31, 2022 and was the balance of VEBA assets in excess of 135% of the retiree obligation at that time. On January 1, 2023, a subaccount was created and consisted of a pro-rata share of the existing trust. On February 1, 2023, using January 31, 2023 asset values, a new investment strategy was implemented and comprised of existing investments from the VEBA trust and cash. On February 1, 2023, certain assets were transferred from the VEBA to the subaccount. The Company is permitted to withdraw a target of $75 million annually, with a guaranteed annual minimum of $50 million, on a quarterly pro rata basis, from the subaccount to cover the cost of the permissible benefits for active USW employees and USW retirees. The surplus VEBA assets subaccount portfolio consists of fixed income securities including corporate bonds, U.S. government bonds, and U.S. Treasury notes, in addition to alternatives including investments in private credit partnerships and real estate funds. A portion of the corporate bonds are classified as available-for-sale debt securities, with unrealized gains and losses reported in Accumulated other comprehensive loss. Upon sale, realized gains and losses are reported in earnings. All other investments in the subaccount are financial instruments measured at fair value or net asset value, with gains and losses recognized through net earnings and are reported as a component of Other financial costs (benefits) on the Company's Consolidated Statements of Operations.

As of March 31, 2023, the fair value of the surplus VEBA assets subaccount portfolio was $602 million, with $75 million in Other current assets and $527 million in Other noncurrent assets on the Condensed Consolidated Balance Sheet. As of March 31, 2023, the value of the investment in corporate bonds classified as available-for-sale debt securities was $252 million. During the three months ended March 31, 2023, pretax net gains of $22 million and $4 million were recognized in Other financial costs (benefits) and in Accumulated other comprehensive loss, respectively.

The fair value of the subaccount portfolio by asset category at March 31 were as follows (in millions):

	March 31, 2023
	Level 1	Level 2	Level 3	measured at NAV (a)	Total
Asset Category
Fixed Income
Corporate bonds - U.S.	—	219	—	—	219
Corporate bonds - Non-U.S.	—	71	—	—	71
U.S. government bonds	—	83	—	—	83
Mortgage and asset-backed securities	—	10	—	—	10
Total fixed income	$—	$383	$—	$—	$383
Alternatives
Private credit partnerships	—	—	58	24	82
Other alternatives	—	—	—	18	18
Total alternatives	$—	$—	$58	$42	$100
Commingled Funds	—	—	—	66	66
Other (b)	53	—	—	—	53
Total assets at fair value	$53	$383	$58	$108	$602
(a)In accordance with ASC Topic 820, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
(b)Includes cash, accrued income, and miscellaneous payables.

The following table summarizes U. S. Steel’s financial liabilities that were not carried at fair value at March 31, 2023 and December 31, 2022. The fair value of long-term debt was determined using Level 2 inputs.

	As of March 31, 2023		As of December 31, 2022
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$3,874	$3,703	$3,815	$3,701
(a) Excludes finance lease obligations.

17.    Statement of Changes in Stockholders’ Equity

The following table reflects the first three months of 2023 and 2022 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Three Months Ended March 31, 2023 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$10,311	$6,030	$(85)	$283	$(1,204)	$5,194	$93
Comprehensive income (loss):
Net earnings	199	199	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	(10)	—	(10)	—	—	—	—
Currency translation adjustment	32	—	32	—	—	—	—
Derivative financial instruments	(44)	—	(44)	—	—	—	—
Active employee benefit investments	3	—	3	—	—	—	—
Employee stock plans	(9)	—	—	2	(22)	11	—
Common stock repurchased	(75)	—	—	—	(75)	—	—
Dividends paid on common stock	(12)	(12)	—	—	—	—	—
Balance at March 31, 2023	$10,395	$6,217	$(104)	$285	$(1,301)	$5,205	$93

Three Months Ended March 31, 2022 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$9,103	$3,534	$331	$280	$(334)	$5,199	$93
Comprehensive income (loss):
Net earnings	882	882	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	(3)	—	(3)	—	—	—	—
Currency translation adjustment	(28)	—	(28)	—	—	—	—
Derivative financial instruments	22	—	22	—	—	—	—
Employee stock plans	7	—	—	2	(20)	25	—
Common stock repurchased	(123)	—	—	—	(123)	—	—
Dividends paid on common stock	(13)	(13)	—	—	—	—	—
Cumulative effect upon adoption of Accounting Standards Update 2020-06	(56)	22	—	—	—	(78)	—
Balance at March 31, 2022	$9,791	$4,425	$322	$282	$(477)	$5,146	$93

18.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions)	Pension and Other Benefit Items	Foreign Currency Items	Unrealized (Loss) Gain on Derivatives	Active Employee Benefit Investments	Total
Balance at December 31, 2022	$(322)	$280	$(43)	$—	$(85)
Other comprehensive income (loss) before reclassifications	1	32	(65)	3	(29)
Amounts reclassified from AOCI (a)	(11)	—	21	—	10
Net current-period other comprehensive (loss) income	(10)	32	(44)	3	(19)
Balance at March 31, 2023	$(332)	$312	$(87)	$3	$(104)

Balance at December 31, 2021	$(25)	$371	$(15)	$—	$331
Other comprehensive (loss) income before reclassifications	(2)	(28)	15	—	(15)
Amounts reclassified from AOCI (a)	(1)	—	7	—	6
Net current-period other comprehensive (loss) income	(3)	(28)	22	—	(9)
Balance at March 31, 2022	$(28)	$343	$7	$—	$322
(a) See table below for further details.

	Amount reclassified from AOCI
	Three Months Ended March 31,
Details about AOCI components (in millions)	2023	2022
Amortization of pension and other benefit items (a)
Prior service credits	$(1)	$(7)
Actuarial (gains) losses	(16)	6
Total pensions and other benefits items	(17)	(1)
Derivative reclassifications to Condensed Consolidated Statements of Operations	28	10
Total before tax	11	9
Tax benefit	(1)	(3)
Net of tax	$10	$6
(a) These AOCI components are included in the computation of net periodic benefit cost. See Note 10 for additional details.
19.    Transactions with Related Parties
Related party sales and service transactions are primarily related to equity investees and were $558 million and $391 million for the three months ended March 31, 2023 and 2022, respectively.
Accounts payable to related parties include balances due to PRO-TEC Coating Company, LLC (PRO-TEC) of $168 million and $142 million at March 31, 2023 and December 31, 2022, respectively for invoicing and receivables collection services provided by U. S. Steel on PRO-TEC's behalf. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $3 million and $1 million for the periods ending March 31, 2023 and December 31, 2022, respectively.
Purchases from related parties for outside processing services provided by equity investees amounted to $7 million for both periods ending March 31, 2023 and 2022, respectively. Purchases of iron ore pellets from related parties amounted to $21 million and $25 million for the three months ended March 31, 2023 and 2022, respectively.
20.    Restructuring and Other Charges
During the three months ended March 31, 2023, the Company recorded restructuring and other charges of $1 million, which related to the planned disposition of a component within the Flat-Rolled segment. Cash payments were made related to previously accrued restructuring programs of approximately $46 million.

During the three months ended March 31, 2022, the Company recorded restructuring and other charges of $17 million related to the planned sale of a component within the Flat-Rolled segment. Cash payments were made related to previously accrued restructuring programs of approximately $23 million.
The activity in the accrued balances incurred in relation to restructuring during the three months ended March 31, 2023, was as follows:

(In millions)	Employee Related Costs	Exit Costs	Non-cash Charges	Total
Balance at December 31, 2022	$132	$50	$—	$182
Additional charges	1	—	—	1
Release of prior accruals and other adjustments(a)	(2)	(1)	—	(3)
Cash payments	(24)	(22)	—	(46)
Balance at March 31, 2023	$107	$27	$—	$134
(a)Includes releases of accruals to reflect the current estimate of costs to complete approved restructuring programs.

Accrued liabilities for restructuring programs are included in the following balance sheet lines:

(In millions)	March 31, 2023	December 31, 2022
Accounts payable	$19	$33
Payroll and benefits payable	102	—
Employee benefits	4	131
Deferred credits and other noncurrent liabilities	9	18
Total	$134	$182
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
Asbestos matters – As of March 31, 2023, U. S. Steel was a defendant in approximately 920 active asbestos cases involving approximately 2,510 plaintiffs. The vast majority of these cases involve multiple defendants. About 1,545, or approximately 62 percent, of these plaintiff claims are currently pending in a jurisdiction which permits filings with massive numbers of plaintiffs. At December 31, 2022, U. S. Steel was a defendant in approximately 920 active asbestos cases involving approximately 2,510 plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

The following table shows the number of asbestos claims in the current period and the prior three years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2020	2,390	240	295	2,445
December 31, 2021	2,445	200	260	2,505
December 31, 2022	2,505	230	235	2,510
March 31, 2023	2,510	50	50	2,510
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

(In millions)	Three Months Ended March 31, 2023
Beginning of period	$126
Accruals for environmental remediation deemed probable and reasonably estimable	—
Obligations settled	(6)
End of period	$120
Accrued liabilities for remediation activities are included in the following Condensed Consolidated Balance Sheet lines:

	As of	As of
(In millions)	March 31, 2023	December 31, 2022
Accounts payable	$32	$32
Deferred credits and other noncurrent liabilities	88	94
Total	$120	$126
Expenses related to remediation are recorded in cost of sales and were $1 million for the three months ended March 31, 2023. Expenses for the three months ended March 31, 2022, were immaterial. It is not currently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 20 to 35 percent.
Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, the Company categorizes projects as follows:

(1)Projects with Ongoing Study and Scope Development - For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are four environmental remediation projects where additional costs for completion are not currently estimable but could be material. These projects are at Fairfield Works, Lorain Tubular, UPI and the former steelmaking plant at Joliet, Illinois. As of March 31, 2023, accrued liabilities for these projects totaled $1 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $22 million to $36 million.
(2)Projects with Significant Accrued liabilities with a Defined Scope - As of March 31, 2023, there are three significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $64 million. These projects are Gary Resource Conservation and Recovery Act (accrued liability of $26 million), Duluth Works (accrued liability of $20 million) and the former Geneva facility (accrued liability of $18 million).
(3)Other Projects with a Defined Scope - These projects involve relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are two other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at March 31, 2023, was $3 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.
The remaining environmental remediation projects each have an accrued liability of less than $1 million each. The total accrued liability for these projects at March 31, 2023, was approximately $6 million. The Company does not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $23 million at March 31, 2023 and were based on known scopes of work.
Administrative and Legal Costs – As of March 31, 2023, U. S. Steel had an accrued liability of $11 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to comply with various regulations, laws and other requirements relating to the environment. Such capital expenditures totaled $11 million and $5 million in the first three months of 2023 and 2022, respectively. U. S. Steel anticipates making additional such expenditures in the future, which may be material; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
European Union (the EU) Environmental Requirements - Phase IV of the EU Emissions Trading System (the EU ETS) commenced on January 1, 2021 and will finish on December 31, 2030. The European Commission issued final approval of the updated 2021-2025 Slovak National Allocation table in February 2022. The Slovak Ministry of Environment has not yet allocated 2023 emission credits that it grants at no charge (free allowances) to the USSE account. As of March 31, 2023, we have pre-purchased approximately 1.35 million European Union Emission Allowances (EUA) totaling €107 million (approximately $116 million) to cover the expected 2023 shortfall of emission allowances.
The EU’s Industrial Emissions Directive requires implementation of EU-determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to comply with or go beyond BAT requirements were €138 million (approximately $150 million) over the actual program period. These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. The last assessment of financial covenants will be performed as of June 30, 2026. USSK complied with these covenants as of March 31, 2023. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g., bank guarantee) to secure 50 percent of the EU funding received.
Environmental indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were divested. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties divested and deconsolidated. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $120 million of accrued liabilities for remediation discussed above), there are no other known probable and estimable environmental liabilities related to these transactions.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $7 million at March 31, 2023.

Other contingencies – Under certain lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $15 million at March 31, 2023). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $182 million as of March 31, 2023, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by the Credit Facility Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $36 million and $35 million at March 31, 2023, and December 31, 2022, respectively.
Capital Commitments – At March 31, 2023, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $2.203 billion.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2023	2024	2025	2026	2027	Later Years	Total
$458	$632	$283	$280	$152	$473	$2,278
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, and certain energy and utility services with terms ranging from 13 months to 13 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of March 31, 2023, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $70 million.
Total payments relating to unconditional purchase obligations were $275 million and $217 million for the three months ended March 31, 2023 and 2022, respectively.

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
U. S. Steel repurchased 2.8 million and 5.0 million shares of common stock for approximately $75 million and $123 million under these programs during the three months ended March 31, 2023 and 2022, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

During the three months ended March 31, 2023, the Company noted favorable trends in the commercial environment for all reportable segments. For the North American Flat-Rolled segment, sequential results were lower in the first quarter due in part to the typical seasonal mining headwinds and lower average selling prices. Customer demand and selling prices improved as the quarter progressed. Improved market prices should be more fully reflected in our second quarter results as extended lead times delayed pricing realization in the first quarter. The improving commercial environment led to our decision to restart blast furnace #3 at Mon Valley Works in January and blast furnace #8 at Gary Works in March. The Mini Mill segment benefited from rising spot prices and normalizing raw material costs on a sequential basis to the fourth quarter 2022. For the second quarter, we expect the Mini Mill segment’s average selling price to continue to increase sequentially. The U. S. Steel Europe segment benefited from higher volume and lower raw material costs on a sequential basis to the fourth quarter 2022 partially offset by lower average selling prices. As a result of improving demand in Europe, the Company restarted blast furnace #2 at USSK in January. For the second quarter, we expect results at USSE to improve due to increased realization of higher market prices in the segment’s average selling price compared to the first quarter 2023. The Tubular segment results benefited from continued strong demand and higher pricing on a sequential basis to the fourth quarter 2022. In the second quarter, we expect lower pricing coming off elevated fourth quarter 2022 levels and customer inventory rebalancing to impact segment performance in relation to the first quarter 2023.

The Company continued to advance its Best for All® strategy in the first quarter. Construction of Big River 2 in Osceola, Arkansas continued during the quarter. This new mini mill is expected to have about 3 million tons per year of steelmaking capability and will combine two state-of-the-art EAFs with differentiated steelmaking and finishing technology, including endless casting and rolling equipment and a planned advanced high-strength steel (AHSS) finishing line. This project is on track to be completed in 2024. In addition, construction of a direct reduced (DR) grade pellet facility at the Company’s Keetac ore operations continues, as well as the construction on a 200 thousand ton non-grain oriented (NGO) electrical steel line and a 325 thousand ton galvanize/Galvalume® line, both at Big River Steel. These projects are on-budget and on track for on-time completion. Capital expenditures for strategic projects were $582 million during the three months ended March 31, 2023.

Fluctuations in the market price of raw materials and other inflationary impacts have affected the results of each of our reportable segments, and fluctuations going-forward are reasonably likely to have a material impact on future results. We could experience inflation related headwinds for certain raw materials and other costs.

In February 2022, Russia invaded Ukraine and active conflict continues in the country. The war in Ukraine will likely continue to cause disruption and instability in Russia, Ukraine, as well as the markets in which we operate. The Company is constantly monitoring the situation for impacts and risks to the business and has implemented risk mitigating strategies where possible. As a result of the invasion, governments around the world, including the European Union (EU) and the United States of America (U.S.), have enacted sanctions against Russia and Russian interests. We are complying with all applicable sanctions that impact our business.

Since the onset of the war, and before, USSE has been building its inventory of iron ore and coal and procuring them through alternate sources. With the EU prohibiting purchases of coal from suppliers in Russia, new purchases of coal originating from Russia have stopped. The Company has built up sufficient inventory on site or in-transit to meet current customer demand and alternate supply chains have been fully implemented.

Additionally, Russian supply of natural gas to Europe has decreased significantly in response to enacted sanctions. However, Slovakia has natural gas storage and access to additional supply from countries including Norway, the U.S. and Africa. Together, these sources are enough to support the country's expected consumption through the first half of 2023, which includes demand for natural gas for our USSE segment operations.
RESULTS OF OPERATIONS
U. S. Steel's results in the three months ended March 31, 2023, compared to the same period in 2022, declined for the North American Flat-Rolled, Mini Mill and U. S. Steel Europe segments, primarily as a result of lower sales pricing. The Company's Tubular Products segment outperformed the prior year period due to higher sales pricing and increased demand.

•North American Flat-Rolled (Flat-Rolled): Flat-Rolled results declined primarily due to lower sales price across many customer and manufacturing industries.

•Mini Mill: Mini Mill results declined primarily due to lower sales price across most consuming industries.

•USSE: USSE results declined primarily due to lower sales volume and price and higher raw material and energy costs.

•Tubular: Tubular results improved primarily due to higher sales price from the steady high levels of drilling activity, partially offset by continued high levels of imports.
Net sales by segment for the three months ended March 31, 2023 and 2022 are set forth in the following table:

	Three Months Ended March 31,
(Dollars in millions, excluding intersegment sales)	2023	2022	% Change
Flat-Rolled	$2,570	$2,954	(13)%
Mini Mill	553	718	(23)%
USSE	838	1,251	(33)%
Tubular	505	309	63%
Total sales from reportable segments	4,466	5,232	(15)%
Other	4	2	100%
Net sales	$4,470	$5,234	(15)%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended March 31, 2023 versus the three months ended March 31, 2022:

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Other (c)	Net Change
Flat-Rolled	15%	(24)%	(3)%	—%	(1)%	(13)%
Mini Mill	29%	(52)%	—%	—%	—%	(23)%
USSE	(20)%	(9)%	(1)%	(4)%	1%	(33)%
Tubular	2%	60%	1%	—%	—%	63%
(a) Excludes intersegment sales.
(b) Foreign currency translation effects.
(c) Primarily sales of raw materials and coke making by-products.

Net sales for the three months ended March 31, 2023 compared to the same period in 2022 were $4,470 million and $5,234 million, respectively.
•For the Flat-Rolled segment, the decrease in sales primarily resulted from lower average realized prices ($356 per ton) across most products, partially offset by increased shipments (331 thousand tons) across most products.
•For the Mini Mill segment, the decrease in sales primarily resulted from lower average realized prices ($578 per ton) across all products, partially offset by increased shipments (152 thousand tons) across all products.
•For the USSE segment, the decrease in sales primarily resulted from lower average realized prices ($200 per ton) across most products and decreased shipments (227 thousand tons) across most products.
•For the Tubular segment, the increase in sales primarily resulted from higher average realized prices ($1,408 per ton) and increased shipments (3 thousand tons).

Selling, general and administrative expenses

Selling, general and administrative expenses were $99 million in the three months ended March 31, 2023 compared to $117 million in the three months ended March 31, 2022. The change in period over period expenses was primarily driven by profit and variable based incentive costs.

Restructuring and other charges
During the three months ended March 31, 2023, the Company recognized restructuring and other charges of $1 million compared to charges of $17 million recognized during the three months ended March 31, 2022. The charges recognized in the current and the prior year period pertain to the planned disposition of certain assets related to a component of the Company's flat-rolled business. See Note 20 to the Condensed Consolidated Financial Statements for further details.

Operating configuration adjustments

The Company adjusts its operating configuration in response to changes in market conditions, global overcapacity, unfair trade practices, and changes in customer demand. These operating configuration adjustments can include indefinitely and temporarily idling certain of its facilities as well as re-starting production at certain of its facilities. The Company will continue to adjust its operating configuration in order to ensure its order book and production footprint are balanced.

Idled Operations

The following operations were initially idled in 2020 and remained idle as of March 31, 2023. These facilities and their respective carrying values as of March 31, 2023 included:
•Blast furnace A at Granite City Works, $55 million
•Lone Star Tubular Operations, $5 million
•Lorain Tubular Operations, $60 million
•Wheeling Machine Products coupling production facility at Hughes Springs, Texas, immaterial

In 2022, U. S. Steel indefinitely idled the majority of the tin mill operations at Gary Works. This included the Tin Line #5 and the Tin Line #6. As of March 31, 2023, the carrying value of the indefinitely idled tin mill operations assets at Gary Works is $80 million.

In the first quarter of 2023, the Company completed the previously announced permanent shutdown of coke batteries numbers 1 through 3 at the Mon Valley Works.

Earnings (loss) before interest and income taxes by segment is set forth in the following table:

	Three months ended March 31,		% Change
(Dollars in millions)	2023	2022
Flat-Rolled	$(7)	$529	(101)%
Mini Mill	12	278	(96)%
USSE	(34)	264	(113)%
Tubular	232	77	201%
Total earnings from reportable segments	203	1,148	(82)%
Other	3	7	(57)%
Segment earnings before interest and income taxes	206	1,155	(82)%
Items not allocated to segments:
Restructuring and other charges	(1)	(17)
Stock-based compensation expense(a)	(11)	(16)
Other charges, net	(5)	(4)
Total earnings before interest and income taxes	$189	$1,118	(83)%
(a) The prior year was retroactively adjusted to reflect the reclassification of stock-based compensation expense.

Segment results for Flat-Rolled

	Three months ended March 31,		% Change
	2023	2022
(Loss) earnings before interest and taxes ($ millions)	$(7)	$529	(101)%
Gross margin	9%	23%	(14)%
Raw steel production (mnt)	2,393	2,205	9%
Capability utilization	74%	68%	6%
Steel shipments (mnt)	2,278	1,947	17%
Average realized steel price per ton	$1,012	$1,368	(26)%

The decrease in Flat-Rolled results for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to:
•lower average realized prices, including mix (approximately $755 million)
•lower non-prime sales (approximately $10 million)
•higher raw material costs (approximately $30 million)
•higher energy costs (approximately $40 million)
•unfavorable equity investees income (approximately $40 million), these changes were partially offset by:
•increased shipments, including volume efficiencies (approximately $225 million)
•lower operating costs (approximately $30 million)
•lower other costs, predominantly variable compensation (approximately $85 million).

Gross margin for the three months ended March 31, 2023 compared to the same period in 2022 decreased primarily as a result of lower average realized prices, partially offset by higher sales volume.

Segment results for Mini Mill

	Three Months Ended March 31,		% Change
	2023	2022
Earnings before interest and taxes ($ millions)	$12	278	(96)%
Gross margin	10%	46%	(36)%
Raw steel production (mnt)	759	601	26%
Capability utilization	93%	74%	19%
Steel shipments (mnt)	659	507	30%
Average realized steel price per ton	$794	$1,372	(42)%

The decrease in Mini Mill results for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to:
•lower average realized prices, including mix (approximately $430 million)
•lower other and non-prime sales (approximately $10 million)
these changes were partially offset by:
•increased shipments (approximately $110 million)
•lower raw material costs (approximately $40 million)
•lower other costs, primarily variable compensation (approximately $25 million).

Gross margin for the three months ended March 31, 2023 compared to the same period in 2022 decreased primarily as a result of lower average realized sales price, partially offset by higher sales volume.

Segment results for USSE

	Three Months Ended March 31,		% Change
	2023	2022
(Loss) earnings before interest and taxes ($ millions)	$(34)	$264	(113)%
Gross margin	—%	24%	(24)%
Raw steel production (mnt)	1,092	1,088	—%
Capability utilization	89%	88%	1%
Steel shipments (mnt)	883	1,110	(20)%
Average realized steel price per ($/ton)	$909	$1,109	(18)%
Average realized steel price per (€/ton)	€847	€988	(14)%

The decrease in USSE results for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to:
•lower average realized prices, including mix (approximately $115 million)
•decreased shipments (approximately $45 million)
•higher raw material costs (approximately $125 million)
•higher energy costs (approximately $10 million)
•weakening of the Euro versus the U.S. dollar (approximately $25 million), these changes were partially offset by:
•lower operating costs (approximately $5 million)
•lower other costs (approximately $15 million).

Gross margin for the three months ended March 31, 2023 compared to the same period in 2022 decreased primarily as a result of lower average realized prices and sales volume.

Segment results for Tubular

	Three Months Ended March 31,		% Change
	2023	2022
Earnings before interest and taxes ($ millions)	$232	$77	201%
Gross margin	49%	29%	20%
Raw steel production (mnt)	171	156	10%
Capability utilization	77%	70%	7%
Steel shipments (mnt)	131	128	2%
Average realized steel price per ton	$3,757	$2,349	60%

The increase in Tubular results for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to:
•higher average realized prices (approximately $170 million)
•increased shipments (approximately $5 million)
•lower raw material costs (approximately $5 million),
these changes were partially offset by:
•higher operating costs (approximately $5 million)
•higher other costs, primarily variable compensation (approximately $20 million).
Gross margin for the three months ended March 31, 2023 compared to the same period in 2022 increased primarily as a result of higher average realized prices.

Net interest and other financial benefits

	Three Months Ended March 31,		% Change
(Dollars in millions)	2023	2022
Interest expense	$27	$50	46%
Interest income	(30)	(1)	2,900%
Other financial costs	6	2	(200)%
Net periodic benefit income	(42)	(61)	(31)%
Net gain from investments related to active employee benefits	(22)	—	n/a
Total net interest and other financial benefits	$(61)	$(10)	510%

Net interest and other financial benefits improved in the three months ended March 31, 2023, as compared to the same period in 2022 primarily due to increased interest income on cash deposits, lower interest expense as a result of increased capitalized interest, and gains on the investments in the surplus VEBA subaccount portfolio, partially offset by reduced net periodic benefit income due to 2022 plan asset performance, the transfer of $595 million in surplus VEBA funds, and increased prior service cost.
Income taxes

Income tax expense was $51 million and $246 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The change from the prior year period was primarily due to a decrease in earnings before taxes.

Net earnings

Net earnings attributable to United States Steel Corporation were $199 million in the three months ended March 31, 2023 compared to net earnings of $882 million in the three months ended March 31, 2022. The changes primarily reflect the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $181 million for the three months ended March 31, 2023 compared to net cash provided by operating activities of $771 million in the same period in 2022. The period over period decrease in cash from operations from the prior year period was primarily due to lower net earnings and changes in income taxes payable and deferred taxes, partially offset by changes in working capital. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.

As shown below our cash conversion cycle for the first quarter of 2023 decreased by 5 days as compared to the fourth quarter of 2022.

Cash Conversion Cycle	First Quarter of 2023		Fourth Quarter of 2022
	$ millions	Days	$ millions	Days
Accounts receivable, net (a)	$1,808	35	$1,634	39

+ Inventories (b)	$2,541	56	$2,359	60

- Accounts Payable and Other Accrued Liabilities (c)	$3,001	67	$2,831	70
= Cash Conversion Cycle (d)		24		29
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

The last-in, first-out (LIFO) inventory method is the predominant method of inventory costing for our Flat-Rolled and Tubular segments. Based on the Company’s latest internal forecasts and its inventory requirements, management does not believe there will be significant permanent LIFO liquidations that would impact earnings for the remainder of 2023.

Net Cash Used in Investing Activities

Net cash used in investing activities was $738 million for the three months ended March 31, 2023 compared to net cash used in investing activities of $352 million in the same period in 2022. The increase in net cash used in investing activities was primarily due to increased capital expenditures (discussed in more detail below).

Capital expenditures for the three months ended March 31, 2023, were $740 million, compared with $349 million in the same period in 2022. Mini Mill capital expenditures were $563 million and included $419 million for BR2, exclusive of the air separation unit, as well as spending for the CGL and the NGO being built at the existing Big River Steel facility. Flat-Rolled capital expenditures were $139 million which includes spending for the construction of a DR grade pellet facility at Keetac as well as mining equipment and other infrastructure, environmental, Gary pig iron facility and other strategic projects across the Flat-Rolled footprint. USSE capital expenditures were $26 million and included spending for the blast furnace, enterprise resource planning (ERP) project, 5-stand control system upgrades and various other projects. Tubular capital expenditures were $12 million and included spending to support steelmaking, infrastructure, and environmental projects within the Tubular footprint.

Net Cash Used in Financing Activities

Net cash used in financing activities was $117 million for the three months ended March 31, 2023 compared to net cash used in financing activities of $71 million in the same period last year. The period over period increase in cash used in financing activities was primarily due to the absence of proceeds from government incentives in the current period, partially offset by decreased repurchases of common stock.

Debt Financing

Certain of our credit facilities, including the Credit Facility Agreement, the Big River Steel ABL Facility, the USSK Credit Agreement and the Export Credit Agreement, contain standard terms and conditions including customary material adverse change clauses. If a material adverse change was to occur, our ability to fund future operating and capital requirements could be negatively impacted. The €300 million USSK Credit Agreement contains certain USSK specific financial covenants. There are currently no amounts outstanding under the facility. The USSK Credit Agreement requires USSK to maintain a net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of less than 3.50:1 for the rolling twelve months ending June 30, 2023. The Company has determined that it may not be able to comply with this covenant at June 30, 2023 based on the currently forecasted EBITDA for the twelve-month period ending June 30, 2023. This could partially or fully limit USSK's ability to borrow under the USSK Credit Agreement. Any amendment or waiver may lead to additional lender protections, including a reduction of loan commitments or less favorable terms, and there can be no assurance that USSK can obtain waivers or amendments in timely fashion, or on acceptable terms or at all. The Company believes that USSK will have adequate cash on hand as of June 30, 2023 and will not need to borrow under the USSK Credit Agreement.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed approximately $182 million of liquidity sources for financial assurance purposes as of March 31, 2023. Changes in certain of these commitments which use collateral are reflected within cash, cash equivalents and restricted cash on the Condensed Consolidated Statement of Cash Flows.

Share Repurchases

On July 25, 2022, following the completion of the previously authorized $800 million share repurchase programs, the Board of Directors authorized a new share repurchase program that allows for the repurchase of up to $500 million of its outstanding common stock from time to time in the open market or privately negotiated transactions at the discretion of management. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Common stock repurchased under our share repurchase programs totaled 2.8 million shares for approximately $75 million in the three months ended March 31, 2023. See Note 22 to the Condensed Consolidated Financial Statements for further details.
Capital Requirements

U. S. Steel’s contractual commitments to acquire property, plant and equipment at March 31, 2023, totaled $2.203 billion.
Liquidity
The following table summarizes U. S. Steel’s liquidity as of March 31, 2023:

(Dollars in millions)
Cash and cash equivalents	$2,837
Amount available under Credit Facility Agreement	1,746
Amount available under Big River Steel - Revolving Line of Credit	350
Amount available under USSK Credit Agreement and USSK Credit Facility	342
Total estimated liquidity	$5,275

We finished the first quarter of 2023 with $2,837 million of cash and cash equivalents and $5,275 million of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of a prior election to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.

We expect that our estimated liquidity requirements will consist primarily of our 2023 planned strategic and sustaining capital expenditures, working capital requirements, interest expense, and operating costs and employee benefits for our operations after taking into account the footprint actions and cost reductions at our plants and headquarters. Our available liquidity at March 31, 2023 consists principally of our cash and cash equivalents and available borrowings under the Credit Facility Agreement, Big River Steel ABL Facility, USSK Credit Agreement and the USSK Credit Facility.

Management continues to evaluate market conditions in our industry and our global liquidity position and may consider additional actions to further strengthen our balance sheet and optimize liquidity, including but not limited to the repayment or refinancing of outstanding debt and the incurrence of additional debt to opportunistically finance strategic projects. The Company may also return excess liquidity to shareholders through share repurchases and dividends from time to time if deemed appropriate by management.

U. S. Steel management believes that our liquidity will be adequate to fund our requirements based on our current assumptions with respect to our results of operations and financial condition.

The Company has a supply chain finance (SCF) arrangement with a third-party administrator which allows participating suppliers, at their sole discretion, to make offers to sell payment obligations of the Company prior to their scheduled due dates at a discounted price to a participating financial institution. The third-party administrator entered into a separate agreement with the Export Import Bank of the United States to guarantee 90 percent of supplier obligations sold for up to $200 million. No guarantees or collateral are provided by the Company or any of its subsidiaries under the SCF program.

The Company’s goal is to capture overall supplier savings and improve working capital efficiency. The agreements facilitate the suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. The Company has no economic interest in the sale of the suppliers’ receivables and no direct financial relationship with the financial institution concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. The SCF program requires the Company to pay the third-party administrator the stated amount of the confirmed participating supplier invoices. The payment terms for confirmed invoices range from 75 to 90 days after the end of the month in which the invoice was issued.

The underlying costs from suppliers that elected to participate in the SCF program are generally recorded in cost of sales in the Company’s Condensed Consolidated Statement of Operations. Amounts due to suppliers who participate in the SCF program are reflected in accounts payable and accrued expenses on the Company’s Condensed Consolidated Balance Sheet and payments on the obligations by our suppliers are included in cash used in operating activities in the Condensed Consolidated Statement of Cash Flows. As of March 31, 2023, accounts payable and accrued expenses included $107 million of outstanding payment obligations which suppliers elected to sell to participating financial institutions.
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

EU Environmental Requirements and Slovak Operations
Phase IV of the EU Emissions Trading System (the EU ETS) commenced on January 1, 2021 and will finish on December 31, 2030. The European Commission issued final approval of the updated 2021-2025 Slovak National Allocation table in February 2022. The Slovak Ministry of Environment has not yet allocated 2023 emission credits that it grants at no charge (free allowances) to the USSE account. As of March 31, 2023, we have pre-purchased approximately 1.35 million European Union Emission Allowances (EUA) totaling €107 million (approximately $116 million) to cover the expected 2023 shortfall of emission allowances.

The EU’s Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to comply with or go beyond BAT requirements were €138 million (approximately $150 million). These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. The last assessment of financial covenants will be performed as of June 30, 2026. USSK complied with these covenants as of March 31, 2023. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g., bank guarantee) to secure 50 percent of the EU funding received.

For further discussion of laws applicable in Slovakia and the EU and their impact on USSE, see Note 21 to the Condensed Consolidated Financial Statements, “Contingencies and Commitments - Environmental Matters, EU Environmental Requirements.”

New and Emerging Environmental Regulations

United States and European Greenhouse Gas Emissions Regulations

The Phase IV EU ETS period spans 2021-2030 and began on January 1, 2021.The Phase IV period is divided into two sub periods (2021-2025 and 2026-2030), rules for the first subperiod are finalized, however we expect that rules for the second subperiod may be more stringent than those for the first one. Once approved, the rules may impact subperiod 2026-2030. Currently, the overall EU ETS target is a 40 percent reduction of 1990 emissions by 2030. Free allocation of CO2 allowances is based on reduced benchmark values which have been published in the first quarter of 2021 and historical levels of production from 2014-2018. Allocations to individual installations may be adjusted annually to reflect relevant increases and decreases in production. The threshold for adjustments is set at 15 percent and will be assessed on the basis of a rolling average of two precedent years. Production data verified by an external auditor shows that USSE's rolling average for 2020-2021 returned to the base limit for hot metal production resulting in an increase to the free allocation for 2022 compared to 2021, however the 2022 free allocation was still slightly reduced due to missing the 15 percent threshold for sinter production. Additionally, lower production in 2019 through 2021 will have an impact on the future free allocation for 2026-2030, where the historical production average for years 2019-2023 will be assessed. Based on actual production data for 2022, we expect that the free allocation for hot metal will remain unchanged for 2023, however allocations for sinter will be lower.

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

In response to Court orders that invalidated prior U.S. EPA determinations regarding ozone attainment interference, on April 6, 2022, the U.S. EPA proposed a Federal Implementation Plan (that would replace several pending or disapproved State Implementation Plans) for Regional Ozone Transport for the 2015 Ozone National Ambient Air Quality Standard. The proposed rule would affect electric generating units (EGUs) in 26 states and certain non-EGU industries, including, among several others, coke ovens, taconite production kilns, boilers, blast furnaces, basic oxygen furnaces, reheating furnaces, and annealing furnaces in 23 states, including those where U. S. Steel has operations. The impacts of the rule, if promulgated as proposed, could be material. U. S. Steel submitted comments on the proposed rule on June 21, 2022. The U.S. EPA announced the final rule on March 15, 2023. The final rule only included regulation of boilers and reheat furnaces for the iron and steel industry limiting the potential impacts. U. S. Steel is still reviewing the changes and will further evaluate the potential impacts to operations.

The CAA also requires the U.S. EPA to develop and implement National Ambient Air Quality Standards (NAAQS) for criteria pollutants, which include, among others, particulate matter (PM) - consisting of PM10 and PM2.5, lead, carbon monoxide, nitrogen dioxide, sulfur dioxide (SO2) and ozone.

In October 2015, the U.S. EPA lowered the NAAQS for ozone from 75 parts per billion (ppb) to 70 ppb. On November 6, 2017, the U.S. EPA designated most areas in which we operate as attainment with the 2015 standard. In a separate ruling, on June 4, 2018, the U.S. EPA designated other areas in which we operate as “marginal nonattainment” with the 2015 ozone standard. On December 6, 2018, the U.S. EPA published a final rule regarding implementation of the 2015 ozone standard. Because no state regulatory or permitting actions to bring the ozone nonattainment areas into attainment have yet to be proposed or developed for U. S. Steel facilities, the operational and financial impact of the ozone NAAQS cannot be reasonably estimated at this time. On December 31, 2020, the U.S. EPA published a final rule pursuant to its statutorily required review of NAAQS that retains the ozone NAAQS at 70 ppb. In January 2021, New York, along with several states and non-governmental organizations filed petitions for judicial review of the action with the United States Court of Appeals for the D.C. Circuit. Several other states and industry trade groups intervened in support of the U. S. EPA’s action. The case remains in abeyance before the court until December 15, 2023, as the U.S. EPA voluntarily reconsiders the ozone NAAQS. Because the U.S. EPA has yet to complete its reconsideration and proposes to revise or retain the 2020 ozone NAAQS, any impacts are not estimable at this time.

On December 18, 2020, the U.S. EPA published a final rule pursuant to its statutorily required review of NAAQS that retains the existing PM2.5 standards without revision. In early 2021, several states and non-governmental organizations filed petitions for judicial review of the action with the United States Court of Appeals for the D.C. Circuit. Several industry trade groups intervened in support of the U.S. EPA’s action. The case remains in abeyance before the court until March 1, 2023, as the U.S. EPA voluntarily reconsiders the PM2.5 NAAQS. On January 6, 2023, the U.S. EPA proposed to lower the annual PM2.5 NAAQS from the current 12 ug/m3 standard to within the range of 9.0 to 10.0 ug/m3. U. S. Steel is currently reviewing the proposal and comments to determine the potential impacts. Because the U.S. EPA has proposed the rule without specificity, any impacts are inestimable at this time.

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

United States - Water

The U.S. EPA issued the final rule redefining the Waters of the United States (WOTUS), and it became effective March 1, 2023. The definition of WOTUS has had many changes and legal challenges over the last several years and this rule is no different. Due to certain state challenges and requests for injunctions, the Rule has been enjoined and is not in effect in Idaho and Texas. The new WOTUS rule expands the definition of what all waters will be considered to be a waters of the United States. The expansion of the WOTUS definition is likely to lead to additional legal challenges. It is also possible that the ruling in the U. S. Supreme court case Sackett v. EPA would impact the WOTUS definition as it relates to wetlands. The Sackett case was heard by the Court in the Fall 2022 term and a decision is expected sometime in 2023. U. S. Steel will continue to review and follow the final WOTUS definition and associated litigation for its potential impact on the Company.

For further discussion of relevant environmental matters, including environmental remediation obligations, see "Item 1. Legal Proceedings - Environmental Proceedings."
OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any new material off-balance sheet arrangements during the first quarter of 2023.

INTERNATIONAL TRADE
U. S. Steel continues to face import competition, much of which is unfairly traded and fueled by massive global steel overcapacity, currently estimated to be over 620 million metric tons per year—more than six times the entire U.S. steel market and over twenty times total U.S. steel imports. These imports and overcapacity negatively impact the Company’s operational and financial performance. U. S. Steel continues to lead efforts to address these challenges that threaten the Company, our workers, our stockholders and our country’s national and economic security.

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

In January 2023, Cleveland-Cliffs and the USW filed new AD/CVD petitions on U.S. imports of tin mill products from eight countries. In March 2023, the ITC voted to continue the investigations. DOC’s preliminary AD/CVD determinations are expected by August 2023 and the ITC final phase hearing in the fourth quarter of 2023.

In February 2023, President Biden announced additional increases to normal tariffs of up to 70 percent on certain products from Russia, including pig iron, certain steel products and ferroalloys, effective April 1, 2023.

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

For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, there were no material changes in U. S. Steel's exposure to market risk from December 31, 2022.

Item 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2023. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
GENERAL LITIGATION

On June 8, 2021, JSW Steel (USA) Inc. and JSW Steel USA Ohio, Inc. (collectively, JSW), U.S. based subsidiaries of Indian steelmaker JSW Steel, filed suit in the United States District Court for the Southern District of Texas against Nucor, U. S. Steel, AK Steel Holding Group and Cleveland-Cliffs (collectively, the JSW Defendants) alleging that the Defendants operated as a cartel and formed a conspiracy to boycott JSW from obtaining semi-finished steel slabs. JSW alleges that the JSW Defendants acted in violation of Section 1 of the Sherman Act and the Clayton Act (federal antitrust), and violation of the Texas Free Enterprise and Antitrust Act. JSW also alleges that the JSW Defendants formed a civil conspiracy in violation of Texas common law, and that the JSW Defendants tortiously interfered with JSW’s business relationships. The basis for JSW’s allegations relate to the JSW Defendants participation in the DOC's Section 232 process, including the JSW Defendants’ support of the enactment of the President’s Section 232 proclamation, statements made by the JSW Defendants after the enactment of Section 232, and the JSW Defendants’ participation in the Section 232 exclusion process. Plaintiffs seek monetary damages including $45 million for payment of Section 232 tariffs and unspecified amounts for financial penalties, termination fees and lost profits as well as other damages. U. S. Steel, along with the other JSW Defendants, filed a Motion to Dismiss the case on August 17, 2021. On February 17, 2022, the Court issued an opinion dismissing JSW’s antitrust complaint with prejudice. JSW filed a timely notice of appeal with the United States Court of Appeals for the Fifth Circuit. The Fifth Circuit held oral argument on the appeal on February 6, 2023 and we are awaiting a ruling from the Court. The Company continues to vigorously defend the matter.

On October 2, 2017, an Amended Shareholder Class Action Complaint was filed in the United States District Court for the Western District of Pennsylvania consolidating previously-filed actions. Separately, five related shareholder derivative lawsuits were filed in state and federal courts in Pittsburgh, Pennsylvania and the Delaware Court of Chancery. The underlying consolidated class action lawsuit alleges that U. S. Steel, certain current and former officers, an upper-level manager of the Company and the financial underwriters who participated in the August 2016 secondary public offering of the Company's common stock (collectively, the "Class Action Defendants") violated federal securities laws in making false statements and/or failing to discover and disclose material information regarding the financial condition of the Company. The lawsuit claims that this conduct caused a prospective class of plaintiffs to sustain damages during the period from January 27, 2016 to April 25, 2017 as a result of the prospective class purchasing the Company's common stock at artificially inflated prices and/or suffering losses when the price of the common stock dropped. The derivative lawsuits generally make the same allegations against the same officers and also allege that certain current and former members of the Board of Directors failed to exercise appropriate control and oversight over the Company and were unjustly compensated. The plaintiffs sought to recover losses that were allegedly sustained. The Class Action Defendants moved to dismiss plaintiffs’ claims. On September 29, 2018 the Court ruled on those motions granting them in part and denying them in part. On March 18, 2019, the plaintiffs withdrew the claims against the Class Action Defendants related to the 2016 secondary offering. As a result, the underwriters were no longer parties to the case. On December 31, 2019, the court granted the Plaintiffs' motion to certify the proceeding as a class action. The Company's appeal of that decision was denied. Discovery followed and concluded. On May 20, 2022, the Plaintiffs and Class Action Defendants agreed to settle the Shareholder Class Action in the amount of $40 million to be fully funded by the Company’s insurers. Following a hearing on March 20, 2023, the Court entered final approval of the settlement. The related derivative cases pending in federal and state court in Pennsylvania and state court in Delaware, which were previously stayed, are now proceeding. The Company will continue to vigorously defend against the derivative lawsuits.

On December 24, 2018, U. S. Steel's Clairton Plant experienced a fire, affecting portions of the facility involved in desulfurization of the coke oven gas generated during the coking process. With the desulfurization process out of operation as a result of the fire, U. S. Steel was not able to certify compliance with Clairton Plant’s Title V permit levels for sulfur emissions. U. S. Steel promptly notified ACHD, which has regulatory jurisdiction for the Title V permit, and updated the ACHD regularly on efforts to mitigate any potential environmental impacts until the desulfurization process was returned to normal operations. Of the approximately 2,400 hours between the date of the fire and April 4, 2019, when the Company resumed desulfurization, there were ten intermittent hours where average SO2 emissions exceeded the hourly NAAQS for SO2 at the Allegheny County regional air quality monitors located in Liberty and North Braddock boroughs, which are near U. S. Steel's Mon Valley Works facilities. On April 29, 2019, PennEnvironment and Clean Air Council, both environmental, non-governmental organizations filed a Complaint in Federal Court in the Western District of Pennsylvania. The ACHD was subsequently granted intervenor status. Collectively the parties seek injunctive relief and civil penalties regarding the alleged Permit violations following the fire. Discovery has concluded. The court denied the parties’ respective Motions for Summary Judgment. A non-jury trial which was scheduled to take place in April and May of 2023 is being held in abeyance as the parties reached a tentative settlement agreement, signed a term sheet, and advised the Court accordingly. The parties are working to draft a Consent Decree to memorialize the settlement terms.

ENVIRONMENTAL PROCEEDINGS
The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of March 31, 2023, under federal and state environmental laws, and which U. S. Steel reasonably believes may result in monetary sanctions of at least $1 million (the threshold chosen by U. S. Steel as permitted by Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended). Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

As of March 31, 2023, U. S. Steel has received information requests or been identified as a PRP at a total of four CERCLA sites, three of which have liabilities that have not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at the other site will be over $5 million as described below.

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

Remediation contracts were issued by both USS and GLNPO for the first phase of the remedial work at the site during the fourth quarter of 2020. USS and GLNPO have completed the second phase of work at the site which extended through early 2022. The final phase of the remedial design has been defined and another amendment to the Project Agreement between U.S. Steel and GLNPO was executed in December 2021. Execution of this final phase is in progress and is expected to extend through 2023. USS' portion of additional, design, oversight costs, and implementation of all three phases of the preferred remedial alternative on the upland property and Estuary are currently estimated as of March 31, 2023 at approximately $20 million.

Resource Conservation Recovery Act (RCRA) and Other Remediation Sites

U. S. Steel may be liable for remediation costs under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. There are eight such sites where remediation is being sought involving amounts in excess of $1 million. Based on currently available information, which is in many cases preliminary and incomplete, management believes that liability for cleanup and remediation costs in connection with four sites may involve remediation costs between $1 million and $5 million per site and four sites are estimated to, or could have, costs for remediation, investigation, restoration or compensation in excess of $5 million per site.

For more information on the status of remediation activities at U. S. Steel’s significant sites, see the discussions below.

Gary Works

On October 23, 1998, the U.S. EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform an RCRA Facility Investigation, a Corrective Measures Study and Corrective Measure Implementation. Evaluations are underway at six groundwater areas on the east side of the facility. A remedial groundwater treatment system has been operating at one of the six areas since 2021. An Interim Stabilization Measure work plan was recently approved by the U.S. EPA for a second area and a contractor is completing installation of the remedial system. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $26 million as of March 31, 2023, based on our current estimate of known remaining costs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel had determined the most effective means to address the remaining impacted material was to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel awarded a contract for the implementation of the CAMU project during the fourth quarter of 2018. Construction, waste stabilization and placement, along with closure of the CAMU, were substantially completed in the fourth quarter of 2020. U. S. Steel has an accrued liability of approximately $18 million as of March 31, 2023 for our estimated share of the remaining costs of remediation at the site.

USS-UPI LLC

In February 2020, U. S. Steel purchased the remaining 50 percent interest in USS-POSCO Industries, a former joint venture that is located in Pittsburg, California between subsidiaries of U. S. Steel and POSCO, now known as USS-UPI, LLC. Prior to formation of the joint venture, UPI's facilities were previously owned and operated solely by U. S. Steel, which assumed responsibility for the existing environmental conditions. U. S. Steel continues to monitor the impacts of the remedial plan implemented in 2016 to address groundwater impacts from trichloroethylene at SWMU 4. Evaluations continue for the SWMUs, known as the Northern Boundary Group, and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As such, there has been no material change in the status of the project during the three months ended March 31, 2023. As of March 31, 2023, approximately $229,000 has been accrued for ongoing environmental studies, investigations and remedy monitoring. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, the U.S EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) in December 1997. In accordance with the consent decree, U. S. Steel initiated an RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management, with the approval of the U.S. EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. While work continues on different aspects of the program, there has been no material change in the status of the project during the three months ended March 31, 2023. In total, the accrued liability for remaining work under the Corrective Action Program, was approximately $287,000 as of March 31, 2023. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Air Related Matters

Granite City Works

In October 2015, Granite City Works received a Violation Notice from the Illinois Environmental Protection Agency (IEPA) in which the IEPA alleges that U. S. Steel violated the emission limits for nitrogen oxides (NOx) and volatile organic compounds from the Basic Oxygen Furnace Electrostatic Precipitator Stack. In addition, the IEPA alleges that U. S. Steel exceeded its natural gas usage limit at its CoGeneration Boiler. U. S. Steel responded to the notice and is currently discussing resolution of the matter with the IEPA.

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

On March 7, 2022, the Company received an enforcement order from the ACHD that includes a civil penalty demand for $1.8 million. In the Order, the ACHD alleges that the Company’s Clairton plant is solely and entirely culpable for 153 alleged exceedances of the Pennsylvania hydrogen sulfide ambient air standard that are reported to have occurred during January 1, 2020 through March 1, 2022. The Company disagrees with the bases for the demand. On April 5, 2022, the Company appealed the Order and is vigorously defending the matter. The ACHD Hearing Officer has scheduled a hearing on the appeal for January 23, 2024.

On March 24, 2022, the Company received an enforcement order from the ACHD that includes a civil penalty demand for $4.6 million for alleged air permit violations occurring between January 1, 2020 through March 15, 2022 regarding the Company’s Clairton plant’s coke oven pushing emission control systems. The Company disagrees with the bases for the demand and has appealed the Order. The ACHD Hearing Officer has issued a hearing on the appeal for January 30, 2024.
ASBESTOS LITIGATION

See Note 21 to our Condensed Consolidated Financial Statements, Contingencies and Commitments for a description of our asbestos litigation.

Item 1A.	RISK FACTORS
There have been no material changes or updates to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 2.	PURCHASES OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASERS
Share repurchase activity under the Company's share repurchase program during the three months ended March 31, 2023 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs in effect at March 31, 2023 (a)
January 1 - 31, 2023	1,827,352	$27.36	1,827,352	$251,000,800
February 1 - 28, 2023	—	$—	—	$251,000,800
March 1 - 31, 2023	985,667	$25.36	985,667	$226,000,800
Quarter ended March 31, 2023	2,813,019	$26.66	2,813,019	$226,000,800
(a) On July 25, 2022, the Board of Directors authorized a share repurchase program that allows for the repurchase of up to $500 million of its outstanding common stock. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. Under this program, the shares may be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, at the discretion of management.

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

3.2
Amended and Restated By-Laws of United States Steel Corporation, as of January 31, 2023. (Incorporated by reference to Exhibit 3.1 to United States Steel Corporation’s Form 8-K filed on February 2, 2023, Commission File Number 1-16811.)

10.1	United States Steel Corporation Non-Employee Director Compensation Policy, Adopted as of December 14, 2021, Amended as of December 15, 2022.*

10.2	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (2023 ROCE Grants).*

10.3	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (2023 TSR Grants).*

10.4	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (2023 Annual Grants).*

10.5	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (2023 Retention Grants).*

10.6	Administrative Procedures for the Executive Management Annual Incentive Compensation Plan under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Effective February 28, 2023.*

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure required under Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

101
The following financial information from United States Steel Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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

April 28, 2023
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.