Form 10-Q
period 2023-06-30
UNITED STATES STEEL CORP
filed 2023-07-28
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Common stock outstanding at July 24, 2023 – 222,963,794 shares

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

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2023	2022	2023	2022
Net sales:
Net sales	$4,520	$5,794	$8,432	$10,637
Net sales to related parties (Note 19)	488	496	1,046	887
Total (Note 6)	5,008	6,290	9,478	11,524
Operating expenses (income):
Cost of sales (excludes items shown below)	4,161	4,661	8,114	8,484
Selling, general and administrative expenses	103	112	202	229
Depreciation, depletion and amortization	224	198	445	396
Earnings from investees	(38)	(95)	(25)	(131)
Asset impairment charges	—	151	4	157
Restructuring and other charges (Note 20)	2	17	3	34
Other gains, net	(8)	(8)	(18)	(17)
Total	4,444	5,036	8,725	9,152
Earnings before interest and income taxes	564	1,254	753	2,372
Interest expense	20	39	47	89
Interest income	(34)	(4)	(64)	(5)
Other financial costs	6	18	12	20
Net periodic benefit income	(41)	(61)	(83)	(122)
Net gain from investments related to active employee benefits (Note 16)	(8)	—	(30)	—
Net interest and other financial benefits	(57)	(8)	(118)	(18)
Earnings before income taxes	621	1,262	871	2,390
Income tax expense (Note 12)	144	284	195	530
Net earnings	477	978	676	1,860
Less: Net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to United States Steel Corporation	$477	$978	$676	$1,860
Earnings per common share (Note 13):
Earnings per share attributable to United States Steel Corporation stockholders:
'-Basic	$2.12	$3.80	$2.99	$7.17
'-Diluted	$1.89	$3.42	$2.67	$6.45

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2023	2022	2023	2022
Net earnings	$477	$978	$676	$1,860
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	(1)	(100)	31	(128)
Changes in pension and other employee benefit accounts	(12)	1	(22)	(2)
Changes in derivative financial instruments	33	14	(11)	36
Changes in fair value of active employee benefit investments	(1)	—	2	—
Total other comprehensive income (loss), net of tax	19	(85)	—	(94)
Comprehensive income including noncontrolling interest	496	893	676	1,766
Comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive income attributable to United States Steel Corporation	$496	$893	$676	$1,766
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents (Note 7)	$3,080	$3,504
Receivables, less allowance of $40 and $38	1,698	1,485
Receivables from related parties (Note 19)	166	150
Inventories (Note 8)	2,540	2,359
Other current assets	351	368
Total current assets	7,835	7,866
Long-term restricted cash (Note 7)	32	31
Operating lease assets	129	146
Property, plant and equipment	22,465	21,222
Less accumulated depreciation and depletion	13,029	12,730
Total property, plant and equipment, net	9,436	8,492
Investments and long-term receivables, less allowance of $3 and $4	832	840
Intangibles, net (Note 9)	457	478
Deferred income tax benefits (Note 12)	—	10
Goodwill (Note 9)	920	920
Other noncurrent assets	668	675
Total assets	$20,309	$19,458
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$2,940	$2,873
Accounts payable to related parties (Note 19)	172	143
Payroll and benefits payable	457	493
Accrued taxes	287	271
Accrued interest	70	67
Current operating lease liabilities	48	49
Short-term debt and current maturities of long-term debt (Note 15)	98	63
Total current liabilities	4,072	3,959
Noncurrent operating lease liabilities	90	105
Long-term debt, less unamortized discount and debt issuance costs (Note 15)	4,153	3,914
Employee benefits	139	209
Deferred income tax liabilities (Note 12)	576	456
Deferred credits and other noncurrent liabilities	461	504
Total liabilities	9,491	9,147
Contingencies and commitments (Note 21)
Stockholders’ Equity (Note 17):
Common stock (284,815,011 and 282,487,412 shares issued) (Note 13)	285	283
Treasury stock, at cost (60,906,149 shares and 54,089,559 shares)	(1,376)	(1,204)
Additional paid-in capital	5,218	5,194
Retained earnings	6,683	6,030
Accumulated other comprehensive loss (Note 18)	(85)	(85)
Total United States Steel Corporation stockholders’ equity	10,725	10,218
Noncontrolling interests	93	93
Total liabilities and stockholders’ equity	$20,309	$19,458
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2023	2022
Increase (decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net earnings	$676	$1,860
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	445	396
Asset impairment charges	4	157
Restructuring and other charges (Note 20)	3	34
Loss on debt extinguishment	—	2
Pensions and other postretirement benefits	(84)	(106)
Active employee benefit investments	7	—
Deferred income taxes (Note 12)	135	247
Net gain on sale of assets	(2)	(4)
Equity investee earnings, net of distributions received	(24)	(110)
Changes in:
Current receivables	(232)	(615)
Inventories	(167)	(885)
Current accounts payable and accrued expenses	288	575
Income taxes receivable/payable	48	229
All other, net	(203)	(104)
Net cash provided by operating activities	894	1,676
Investing activities:
Capital expenditures	(1,353)	(660)
Proceeds from cost reimbursement government grants (Note 21)	—	53
Proceeds from sale of assets	3	12
Other investing activities	—	(7)
Net cash used in investing activities	(1,350)	(602)
Financing activities:
Issuance of long-term debt, net of financing costs (Note 15)	238	4
Repayment of long-term debt (Note 15)	(20)	(73)
Common stock repurchased (Note 22)	(150)	(522)
Proceeds from government incentives (Note 21)	—	82
Other financing activities	(42)	(39)
Net cash provided by (used in) financing activities	26	(548)
Effect of exchange rate changes on cash	8	(27)
Net (decrease) increase in cash, cash equivalents and restricted cash	(422)	499
Cash, cash equivalents and restricted cash at beginning of year (Note 7)	3,539	2,600
Cash, cash equivalents and restricted cash at end of period (Note 7)	$3,117	$3,099

Non-cash investing and financing activities:
Change in accrued capital expenditures	$(146)	$104
U. S. Steel common stock issued for employee/non-employee director stock plans	28	46
Capital expenditures funded by finance lease borrowings	55	26
Export Credit Agreement (ECA) financing	2	—
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
2.    New Accounting Standards
During the six months ended June 30, 2023, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company's financial position, operations or cash flows.
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
The underlying costs from suppliers that elected to participate in the SCF program are generally recorded in cost of sales in the Company’s Condensed Consolidated Statement of Operations. Amounts due to suppliers who participate in the SCF program are reflected in accounts payable and accrued expenses on the Company’s Condensed Consolidated Balance Sheet and payments on the obligations by our suppliers are included in cash used in operating activities in the Condensed Consolidated Statement of Cash Flows. As of June 30, 2023, accounts payable and accrued expenses included $106 million of outstanding payment obligations which suppliers elected to sell to participating financial institutions.
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

The results of segment operations for the three months ended June 30, 2023 and 2022 are:

(In millions) Three Months Ended June 30, 2023	Customer Sales	Intersegment Sales	Net Sales	Earnings from investees	Earnings (loss) before interest and income taxes(a)
Flat-Rolled	$2,956	$93	$3,049	$29	$231
Mini Mill	619	169	788	—	132
USSE	1,032	7	1,039	—	72
Tubular	398	—	398	9	157
Total reportable segments	5,005	269	5,274	38	592
Other	3	—	3	—	(12)
Reconciling Items and Eliminations	—	(269)	(269)	—	(16)
Total	$5,008	$—	$5,008	$38	$564

Three Months Ended June 30, 2022
Flat-Rolled	$3,724	$147	$3,871	$86	$793
Mini Mill	838	147	985	—	270
USSE	1,342	4	1,346	—	280
Tubular	381	2	383	9	107
Total reportable segments	6,285	300	6,585	95	1,450
Other	5	—	5	—	(12)
Reconciling Items and Eliminations	—	(300)	(300)	—	(184)
Total	$6,290	$—	$6,290	$95	$1,254
(a) Earnings (loss) before interest and income taxes has been updated for three months ended June 30, 2022 for Flat-Rolled and Reconciling Items and Eliminations. This is the result of a retroactive adjustment for the reclassification of stock-based compensation expense as an item not allocated to segment results. See the schedule of reconciling items to consolidated earnings before interest and income taxes below for further details.

The results of segment operations for the six months ended June 30, 2023 and 2022 are:

(In millions) Six Months Ended June 30, 2023	Customer Sales	Intersegment Sales	Net Sales	Earnings from investees	Earnings (loss) before interest and income taxes(a)
Flat-Rolled	$5,526	$183	$5,709	$13	$224
Mini Mill	1,172	239	1,411	—	144
USSE	1,870	13	1,883	—	38
Tubular	903	1	904	12	389
Total reportable segments	9,471	436	9,907	25	795
Other	7	—	7	—	(9)
Reconciling Items and Eliminations	—	(436)	(436)	—	(33)
Total	$9,478	$—	$9,478	$25	$753

Six Months Ended June 30, 2022
Flat-Rolled	$6,678	$199	$6,877	$116	$1,322
Mini Mill	1,556	277	1,833	—	548
USSE	2,593	8	2,601	—	544
Tubular	690	5	695	15	184
Total reportable segments	11,517	489	12,006	131	2,598
Other	7	—	7	—	(5)
Reconciling Items and Eliminations	—	(489)	(489)	—	(221)
Total	$11,524	$—	$11,524	$131	$2,372
(a) Earnings (loss) before interest and income taxes has been updated for six months ended June 30, 2022 for Flat-Rolled and Reconciling Items and Eliminations. This is the result of a retroactive adjustment for the reclassification of stock-based compensation expense as an item not allocated to segment results. See the schedule of reconciling items to consolidated earnings before interest and income taxes below for further details.

A summary of total assets by segment is as follows:

(In millions)	June 30, 2023	December 31, 2022
Flat-Rolled	$8,170	$7,936
Mini Mill(a)	6,808	5,787
USSE	6,169	5,823
Tubular	1,139	1,140
Total reportable segments	$22,286	$20,686
Other	$129	$141
Corporate, reconciling items, and eliminations(b)	(2,106)	(1,369)
Total assets	$20,309	$19,458
(a)Includes assets of $2.3 billion and $1.4 billion at June 30, 2023 and December 31, 2022, respectively, related to a new technologically advanced flat rolled steelmaking facility, Big River 2 ("BR2"), currently under construction near Osceola, Arkansas.
(b)The majority of corporate, reconciling items, and eliminations is comprised of cash and the elimination of intersegment amounts.

The following is a schedule of reconciling items to consolidated earnings before interest and income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Items not allocated to segments:
Restructuring and other charges (Note 20)	$(2)	$(17)	$(3)	$(34)
Stock-based compensation expense (Note 11)	(12)	(16)	(23)	(32)
Asset impairment charges	—	(151)	(4)	(157)
Environmental remediation charges	(2)	—	(2)	—
Other charges, net	—	—	(1)	2
Total reconciling items	$(16)	$(184)	$(33)	$(221)

5.    Disposition

The Company has previously committed to, and continues to intend to, pursue the disposition of certain assets related to a component of its flat-rolled business. As of June 30, 2023, the Company accrued a total of $120 million for severance, exit costs and employee benefits. $1 million of these charges were incurred during the six months ended June 30, 2023. No payments for these charges have been made as of June 30, 2023.
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

The following tables disaggregate our revenue by product for each of the reportable business segments for the three months and six months ended June 30, 2023 and 2022, respectively:

Net Sales by Product (In millions):

Three Months Ended June 30, 2023	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$77	$—	$38	$—	$—	$115
Hot-rolled sheets	549	331	507	—	—	1,387
Cold-rolled sheets	958	102	80	—	—	1,140
Coated sheets	922	184	357	—	—	1,463
Tubular products	—	—	15	393	—	408
All Other (a)	450	2	35	5	3	495
Total	$2,956	$619	$1,032	$398	$3	$5,008
(a) Consists primarily of sales of raw materials and coke making by-products.

Three Months Ended June 30, 2022	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$80	$—	$62	$—	$—	$142
Hot-rolled sheets	710	507	636	—	—	1,853
Cold-rolled sheets	1,108	123	123	—	—	1,354
Coated sheets	1,364	206	456	—	—	2,026
Tubular products	—	—	21	379	—	400
All Other (a)	462	2	44	2	5	515
Total	$3,724	$838	$1,342	$381	$5	$6,290
(a) Consists primarily of sales of raw materials and coke making by-products.

Six Months Ended June 30, 2023	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$136	$—	$70	$—	$—	$206
Hot-rolled sheets	1,103	663	855	—	—	$2,621
Cold-rolled sheets	1,859	174	151	—	—	$2,184
Coated sheets	1,775	332	697	—	—	$2,804
Tubular products	—	—	27	893	—	$920
All Other (a)	653	3	70	10	7	$743
Total	$5,526	$1,172	$1,870	$903	$7	$9,478
(a) Consists primarily of sales of raw materials and coke making by-products.

Six Months Ended June 30, 2022	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$129	$—	$63	$—	$—	$192
Hot-rolled sheets	1,224	906	1,229	—	—	$3,359
Cold-rolled sheets	2,079	215	262	—	—	$2,556
Coated sheets	2,560	430	939	—	—	$3,929
Tubular products	—	—	36	685	—	$721
All Other (a)	686	5	64	5	7	$767
Total	$6,678	$1,556	$2,593	$690	$7	$11,524
(a) Consists primarily of sales of raw materials and coke making by-products.
7.     Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within U. S. Steel's Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statement of Cash Flows:

(In millions)	June 30, 2023	December 31, 2022	June 30, 2022
Cash and cash equivalents	$3,080	$3,504	$3,035
Restricted cash in other current assets	5	4	—
Long-term restricted cash	32	31	64
Total cash, cash equivalents and restricted cash	$3,117	$3,539	$3,099

Amounts included in restricted cash represent cash balances which are legally or contractually restricted, primarily for electric arc furnace construction, environmental liabilities and other capital projects and insurance purposes.
8.    Inventories
The last-in, first-out (LIFO) method is the predominant method of inventory costing for our Flat-Rolled and Tubular segments. The first-in, first-out (FIFO) and moving average methods are the predominant inventory costing methods for our Mini Mill segment and the FIFO method is the predominant inventory costing method for our USSE segment. At June 30, 2023 and December 31, 2022, the LIFO method accounted for 42 percent and 43 percent of total inventory values, respectively.

(In millions)	June 30, 2023	December 31, 2022
Raw materials	$1,088	$1,098
Semi-finished products	964	811
Finished products	446	398
Supplies and sundry items	42	52
Total	$2,540	$2,359
Current acquisition costs for LIFO inventories were estimated to exceed the above inventory values by $1.5 billion and $1.2 billion at June 30, 2023 and December 31, 2022, respectively. As a result of the liquidation of LIFO inventories, cost of sales decreased and earnings before interest and income taxes increased by $3 million and $12 million for the three months and six months ended June 30, 2023, respectively. Cost of sales increased and earnings before interest and income taxes decreased by $1 million for the three months ended June 30, 2022, and cost of sales decreased and earnings before interest and income taxes increased by $7 million for the six months ended June 30, 2022, respectively, as a result of liquidation of LIFO inventories.
9.     Intangible Assets and Goodwill
Intangible assets that are being amortized on a straight-line basis over their estimated useful lives are detailed below:

		As of June 30, 2023			As of December 31, 2022
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22 Years	$413	$46	$367	$413	$37	$376
Patents	5-15 Years	17	13	4	17	12	5
Energy Contract	2 Years	54	43	11	54	32	22
Total amortizable intangible assets		$484	$102	$382	$484	$81	$403
Amortization expense was $21 million and $22 million for the six months ended June 30, 2023 and 2022, respectively.
Total estimated amortization expense for the remainder of 2023 is $21 million. We expect approximately $98 million in total amortization expense from 2024 through 2028 and approximately $263 million in remaining amortization expense thereafter.
The carrying amount of acquired water rights with indefinite lives as of June 30, 2023 and December 31, 2022 totaled $75 million.
Below is a summary of goodwill by segment for the six months ended June 30, 2023:

	Flat-Rolled	Mini Mill	USSE	Tubular	Total
Balance at December 31, 2022	$—	$916	$4	$—	$920
Additions	—	—	—	—	—
Balance at June 30, 2023	$—	$916	$4	$—	$920

10.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit (income) cost for the three months ended June 30, 2023 and 2022:

	Pension Benefits		Other Benefits
(In millions)	2023	2022	2023	2022
Service cost	$8	$11	$2	$2
Interest cost	55	39	17	12
Expected return on plan assets	(82)	(89)	(15)	(23)
Amortization of prior service cost (credit)	4	1	(6)	(6)
Amortization of actuarial net loss (gain)	3	18	(18)	(13)
Net periodic benefit income, excluding below	(12)	(20)	(20)	(28)
Multiemployer plans	21	19	—	—
Settlement, termination and curtailment losses (a)	—	3	—	2
Net periodic benefit cost (income)	$9	$2	$(20)	$(26)
(a) During the three months ended June 30, 2022, pension and other postretirement benefits incurred special termination charges of approximately $5 million due to workforce restructuring.
The following table reflects the components of net periodic benefit (income) cost for the six months ended June 30, 2023 and 2022:

	Pension Benefits		Other Benefits
(In millions)	2023	2022	2023	2022
Service cost	$16	$22	$3	$4
Interest cost	110	78	34	24
Expected return on plan assets	(164)	(178)	(30)	(45)
Amortization of prior service cost (credit)	9	1	(12)	(13)
Amortization of actuarial net loss (gain)	6	36	(36)	(26)
Net periodic benefit income, excluding below	(23)	(41)	(41)	(56)
Multiemployer plans	42	38	—	—
Settlement, termination and curtailment losses (a)	—	4	—	2
Net periodic benefit cost (income)	$19	$1	$(41)	$(54)
(a) During the six months ended June 30, 2022, pension and other postretirement benefits incurred special termination charges of approximately $6 million due to workforce restructuring.

Employer Contributions
During the first six months of 2023, U. S. Steel made cash payments of $41 million to the Steelworkers Pension Trust and $2 million of pension payments not funded by trusts.

During the first six months of 2023, cash payments of $20 million were made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $13 million and $12 million for the three months ended June 30, 2023 and 2022, respectively. Company contributions to defined contribution plans totaled $24 million and $23 million for the six months ended June 30, 2023 and 2022, respectively.

11.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee (the Committee) of the Board of Directors, or its designee, under the 2005 Stock Incentive Plan (the 2005 Plan) and the 2016 Omnibus Incentive Compensation Plan, as amended and restated (the Omnibus Plan). On April 26, 2016, the Company's stockholders approved the Omnibus Plan and, between 2016 and the present, authorized the Company to issue up to 32,700,000 shares in the aggregate of U. S. Steel common stock under the Omnibus Plan. While the awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of June 30, 2023, there were 6,074,201 shares available for future grants under the Omnibus Plan.

Recent grants of stock-based compensation consist of restricted stock units, total stockholder return (TSR) performance awards and return on capital employed (ROCE) performance awards. Shares of common stock under the Omnibus Plan are issued from authorized, but unissued stock. The following table is a summary of the awards made under the Omnibus Plan during the first six months of 2023 and 2022.

	2023		2022
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Restricted Stock Units	1,274,520	$29.90	1,165,130	$24.28
Performance Awards (c)
TSR	185,120	$37.41	225,030	$28.53
ROCE (d)	357,020	$29.35	396,280	$23.60
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted average for all grants during the period.
(c) The number of performance awards shown represents the target share grant of the award.
(d) A portion of ROCE awards granted in 2023 and 2022 are not shown in the table because they were granted in cash.

U. S. Steel recognized pretax stock-based compensation expense in the amount of $12 million and $16 million in the three-month periods ended June 30, 2023 and 2022, respectively and $23 million and $32 million in the first six months of 2023 and 2022, respectively.

As of June 30, 2023, total future compensation expense related to nonvested stock-based compensation arrangements was $67 million, and the weighted average period over which this expense is expected to be recognized is approximately 26 months.

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
12.    Income Taxes
Tax provision
For the six months ended June 30, 2023, and 2022, the Company recorded a tax provision of $195 million and $530 million, respectively. The tax provisions for the first six months of 2023 and 2022 were based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss and discrete items recognized during the period, if applicable.

Throughout the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2023 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2023 could be materially different from the forecasted amount used to estimate the tax provision for the six months ended June 30, 2023.

In March 2022, the Company and the Arkansas Economic Development Commission entered into the Recycling Tax Credit Incentive Agreement, whereby the Company may earn state income tax credits in an amount equal to 30 percent of the cost of waste reduction, reuse, or recycling equipment, subject to meeting the requirements of the Arkansas Code Ann. Section 26-51-506, for BR2 which is currently under construction near Osceola, Arkansas. Documentation supporting the Company's investment in qualifying equipment must be submitted as part of an application for certification expected to be completed on or before 2025. In March 2022, the Company received a lump-sum payment of approximately $82 million as proceeds from the sale of a portion of expected future tax credits to be earned by the Company (see Note 21 for additional information). The Company estimates that it could earn tax credits in excess of $700 million, exclusive of the amount sold in March 2022, which the Company will recognize in the year the assets are placed into service and meet the requirements of Arkansas Code Ann. Section 26-51-506. Any unused tax credit that cannot be claimed in a tax year may be carried forward indefinitely by the Company and applied to its future state tax liability.

On August 16, 2022, H.R. 5376 (commonly called the Inflation Reduction Act of 2022) was signed into law, which, among other things, implemented a corporate alternative minimum tax (CAMT) of 15 percent on net book income of certain large corporations adjusted for certain items prescribed by the legislation. The tax provision for the six months ended June 30, 2023 reflects the impact of CAMT, which is not material to the Condensed Consolidated Financial Statements.

13.    Earnings and Dividends Per Common Share
Earnings Per Share Attributable to United States Steel Corporation Stockholders
The effect of dilutive securities on weighted average common shares outstanding included in the calculation of diluted earnings per common share for the three and six months ended June 30, 2023 and June 30, 2022 were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2023	2022	2023	2022
Earnings attributable to United States Steel Corporation stockholders:
Basic	$477	$978	$676	$1,860
Interest expense on Senior Convertible Notes, net of tax	3	3	7	7
Diluted	$480	$981	$683	$1,867
Weighted-average shares outstanding (in thousands):
Basic	225,538	257,267	226,430	259,348
Effect of Senior Convertible Notes	26,194	26,194	26,194	26,194
Effect of stock options, restricted stock units and performance awards	2,423	3,219	3,133	3,704
Diluted	254,155	286,680	255,757	289,246
Earnings per share attributable to United States Steel Corporation stockholders:
Basic	$2.12	$3.80	$2.99	$7.17
Diluted	$1.89	$3.42	$2.67	$6.45
Excluded from the computation of diluted earnings per common share due to their anti-dilutive effect were 2.5 million and 1.7 million outstanding securities granted under the Omnibus Plan for the three and six months ended June 30, 2023, respectively, and 0.6 million outstanding securities granted under the Omnibus Plan for both the three and six months ended June 30, 2022.

The dividend for each of the first and second quarters of 2023 and 2022 was five cents per common share.
14.    Derivative Instruments
U. S. Steel uses foreign exchange forward sales contracts (foreign exchange forwards) with maturities up to 17 months to manage our currency requirements and exposure to foreign currency exchange rate fluctuations. The USSE and Flat-Rolled segments use hedge accounting for their foreign exchange forwards. The Mini Mill segment has foreign exchange forwards for which hedge accounting has not been elected; therefore, the changes in the fair value of their foreign exchange forwards are recognized immediately in the Consolidated Statements of Operations (mark-to-market accounting).

U. S. Steel also uses financial swaps to protect from the commodity price risk associated with purchases of natural gas, zinc, tin, electricity and iron ore (commodity purchase swaps). We elected cash flow hedge accounting for commodity purchase swaps for natural gas, zinc and tin and iron ore and use mark-to-market accounting for electricity swaps. The commodity purchase swaps where hedge accounting was elected have maturities up to 18 months. The commodity purchase swaps where hedge accounting was not elected have maturities of up to 6 months.

U. S. Steel has entered into financial swaps that are used to partially manage the sales price risk of certain hot-rolled coil sales (sales swaps) and iron ore sales (zero cost collars and swaps). Both the sales swaps and the zero cost collars are accounted for using hedge accounting and have maturities of up to 9 months.

The table below shows the outstanding swap quantities used to hedge forecasted purchases and sales as of June 30, 2023 and June 30, 2022:

Hedge Contracts	Classification	June 30, 2023	June 30, 2022
Natural gas (in mmbtus)	Commodity purchase swaps	32,511,700	51,735,000
Tin (in metric tons)	Commodity purchase swaps	700	1,653
Zinc (in metric tons)	Commodity purchase swaps	25,267	14,476
Electricity (in megawatt hours)	Commodity purchase swaps	256,800	636,000
Iron ore (in metric tons)	Commodity purchase swaps	240,000	10,000
Iron ore (in metric tons)	Zero-cost collars	—	756,000
Iron ore (in metric tons)	Sales swaps	845,838	—
Hot-rolled coils (in tons)	Sales swaps	311,000	77,000
Foreign currency (in millions of euros)	Foreign exchange forwards	€446	€332
Foreign currency (in millions of dollars)	Foreign exchange forwards	$68	$147
Foreign currency (in millions of CAD)	Foreign exchange forwards	$—	$8

The following summarizes the fair value amounts included in our Condensed Consolidated Balance Sheets as of June 30, 2023, and December 31, 2022:

Balance Sheet Location (in millions)	June 30, 2023	December 31, 2022
Designated as Hedging Instruments
Accounts receivable	$14	$20
Accounts payable	79	68
Investments and long-term receivables	1	—
Other long-term liabilities	12	15
Not Designated as Hedging Instruments
Accounts receivable	3	13
Investments and long-term receivables	—	1

The table below summarizes the effect of hedge accounting on Accumulated Other Comprehensive Income (AOCI) and amounts reclassified from AOCI into earnings for the three and six months ended June 30, 2023 and 2022:

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Location of Reclassification from AOCI (a)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Sales swaps	$31	$82	Net sales	$(12)	$(12)
Commodity purchase swaps	9	(74)	Cost of sales (b)	(36)	21
Foreign exchange forwards	4	11	Cost of sales	(1)	12
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items resulting in immaterial ineffectiveness.
(b) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Location of Reclassification from AOCI (a)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Sales swaps	$—	$24	Net sales	$(9)	$(38)
Commodity purchase swaps	(9)	14	Cost of sales (b)	(45)	43
Foreign exchange forwards	(5)	9	Cost of sales	3	20
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items resulting in immaterial ineffectiveness.
(b) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.
At current contract values, $54 million currently in AOCI as of June 30, 2023, will be recognized as an increase in cost of sales over the next year and $11 million currently in AOCI as of June 30, 2023, will be recognized as a decrease in net sales over the next year.
Foreign exchange forwards and financial swaps where hedge accounting was not elected generated a net gain of $1 million and a net loss of $10 million for the three and six months ended June 30, 2023, respectively. The loss recognized for foreign exchange forwards and financial sales swaps where hedge accounting was not elected was $3 million and $12 million for the three and six months ended June 30, 2022, respectively.

15.    Debt

(In millions)	Issuer/Borrower	Interest Rates %	Maturity	June 30, 2023	December 31, 2022
2037 Senior Notes	U. S. Steel	6.650	2037	274	274
2026 Senior Convertible Notes	U. S. Steel	5.000	2026	350	350
2029 Senior Notes	U. S. Steel	6.875	2029	475	475
2029 Senior Secured Notes	Big River Steel	6.625	2029	720	720
Environmental Revenue Bonds	U. S. Steel	4.125 - 6.750	2024 - 2053	1,164	924
Environmental Revenue Bonds	Big River Steel	4.500 - 4.750	2049	752	752
Finance leases and all other obligations	U. S. Steel	Various	2023 - 2029	141	100
Finance leases and all other obligations	Big River Steel	Various	2023 - 2027	169	176
Export Credit Agreement	U. S. Steel	Variable	2031	138	136
Credit Facility Agreement	U. S. Steel	Variable	2027	—	—
Big River Steel ABL Facility	Big River Steel	Variable	2026	—	—
USSK Credit Agreement	U. S. Steel Kosice	Variable	2026	—	—
USSK Credit Facility	U. S. Steel Kosice	Variable	2024	—	—
Total Debt				4,183	3,907
Less unamortized discount, premium, and debt issuance costs				(68)	(70)
Less short-term debt, long-term debt due within one year, and short-term issuance costs				98	63
Long-term debt				$4,153	$3,914

Arkansas Development Finance Authority Environmental Improvement Revenue Bonds, Series 2023

On May 18, 2023, U. S. Steel closed on an aggregate principal amount of $240 million unsecured Arkansas Development Finance Authority environmental improvement revenue bonds, which carry a green bond designation. The bonds, issued through Arkansas Development Finance Authority, have a coupon rate of 5.700% and carry a final maturity of 2053 (2053 ADFA Green Bonds). U. S. Steel received net proceeds of approximately $238 million after fees of approximately $2 million related to the underwriting and third-party expenses, and will pay semiannual interest. The net proceeds from the issuance of the 2053 ADFA Green Bonds were used to partially fund work related to BR2, currently under construction near Osceola, Arkansas.

On and after May 1, 2026, the Company may redeem the 2053 ADFA Green Bonds at its option, at any time in whole or from time to time in part at the redemption prices (expressed in percentages of principal amount) listed below, plus accrued and unpaid interest on the 2053 ADFA Green Bonds, if any, to, but excluding, the applicable redemption date, if redeemed during the twelve-month period beginning on May 1 of each of the years indicated below.

Year	Redemption Price
2026	105.000%
2027	104.000%
2028	103.000%
2029	102.000%
2030	101.000%
2031 and thereafter	100.000%

At any time prior to May 1, 2026, U. S. Steel may also redeem the 2053 ADFA Green Bonds, at our option, in whole or in part, or from time to time, at a price equal to the greater of 100 percent of the principal amount of the 2053 ADFA Green Bonds plus accrued and unpaid interest, if any, or the sum of the present value of the redemption price of the 2053 ADFA Green Bonds if they were redeemed on May 1, 2026, plus interest payments due through May 1, 2026, discounted to the date of redemption on a semi-annual basis at the applicable tax-exempt municipal bond rate, plus accrued and unpaid interest, if any.

Arkansas Development Finance Authority Environmental Improvement Revenue Bonds, Series 2022

On September 6, 2022, U. S. Steel closed on an offering consisting of an aggregate principal amount of $290 million unsecured Arkansas Development Finance Authority environmental improvement revenue bonds, which carry a green bond designation. The bonds, issued through Arkansas Development Finance Authority, have a coupon rate of 5.450% and carry a final maturity of 2052 (2052 ADFA Green Bonds). U. S. Steel received net proceeds of approximately $287 million after fees of approximately $3 million related to the underwriting and third-party expenses. The net proceeds from the issuance of the 2052 ADFA Green Bonds were used to partially fund work related to BR2, currently under construction near Osceola, Arkansas.

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

Big River Steel LLC must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent twelve consecutive months when availability under the Big River Steel ABL Facility is less than the greater of ten percent of the borrowing base availability and $13 million. Based on the most recent four quarters as of June 30, 2023, Big River Steel would have met the fixed charge coverage ratio test. The facility includes affirmative and negative covenants and events of default that are customary for facilities of this type.

There were no amounts outstanding under the Big River Steel ABL Facility at June 30, 2023.

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

The Credit Facility Agreement provides for borrowings for working capital and general corporate purchases in an amount equal to the lesser of (a) $1,750 million or (b) a borrowing base calculated based on specified percentages of eligible accounts receivable and inventory, subject to certain adjustments and reserves. As of June 30, 2023, there were approximately $4 million of letters of credit issued and no amounts drawn under the Credit Facility Agreement. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of ten percent of the maximum facility availability and $140 million. Based on the most recent four quarters as of June 30, 2023, the Company would have met the fixed charge coverage ratio test.

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

Under the USSK Credit Agreement, USSK is required to maintain a net debt to EBITDA ratio of less than 3.50:1.00 (the “EBITDA Ratio Covenant”), as measured on a rolling twelve month basis on June 30th and December 31st of each year. In April 2023, after determining that USSK may not be able to comply with the EBITDA Ratio Covenant at June 30, 2023, based on forecasted EBITDA at the time, USSK requested a waiver of the EBITDA Ratio Covenant from its lenders for the period ending June 30, 2023. The waiver was approved unanimously by USSK’s lender group. At June 30, 2023, the USSK Credit Agreement was undrawn and fully available.

During the first quarter of 2023, USSK increased the size of its €20 million credit facility to €30 million (approximately $33 million) (the USSK Credit Facility). At June 30, 2023, USSK had no borrowings under the USSK Credit Facility, and the availability was approximately $16 million due to approximately $17 million of customs and other guarantees outstanding.
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

Surplus VEBA assets
During the fourth quarter 2022, U. S. Steel and the United Steelworkers (USW) agreed to utilize the overfunded OPEB plans to support the benefits provided to active represented employees. Beginning January 1, 2023, this agreement allows the Company to use a certain amount of surplus VEBA assets (the surplus amount) to pay for legally permissible benefits under Section 501(c)(9) of the Internal Revenue Code for active employees and retirees of the USW. The surplus amount of $595 million was determined as of December 31, 2022 and was the balance of VEBA assets in excess of 135% of the retiree obligation at that time. On January 1, 2023, a subaccount was created and consisted of a pro-rata share of the existing trust. On February 1, 2023, using January 31, 2023 asset values, a new investment strategy was implemented and comprised of existing investments from the VEBA trust and cash. On February 1, 2023, certain assets were transferred from the VEBA to the subaccount. The Company is permitted to withdraw a target of $75 million annually, with a guaranteed annual minimum of $50 million, on a quarterly pro rata basis, from the subaccount to cover the cost of the permissible benefits for active USW employees and USW retirees. The surplus VEBA assets subaccount portfolio consists of fixed income securities including corporate bonds, U.S. government bonds, and U.S. Treasury notes, in addition to alternatives including investments in private credit partnerships and real estate funds. A portion of the corporate bonds are classified as available-for-sale debt securities, with unrealized gains and losses reported in Accumulated other comprehensive loss. Upon sale, realized gains and losses are reported in earnings. All other investments in the subaccount are financial instruments measured at fair value or net asset value, with gains and losses recognized through net earnings and are reported as Net gain from investments related to active employee benefits on the Company's Condensed Consolidated Statements of Operations.

As of June 30, 2023, the fair value of the surplus VEBA assets subaccount portfolio was $591 million, with $75 million in Other current assets and $516 million in Other noncurrent assets on the Condensed Consolidated Balance Sheet. As of June 30, 2023, the value of the investment in corporate bonds classified as available-for-sale debt securities was $232 million.

During the three months ended June 30, 2023, pretax net gains of $8 million and pretax net losses of $1 million were recognized in Net gain from investments related to active employee benefits and in Accumulated other comprehensive loss, respectively. During the six months ended June 30, 2023 pretax net gains of $30 million and $3 million were recognized in Net gain from investments related to active employee benefits and in Accumulated other comprehensive loss, respectively.
The fair value of the subaccount portfolio by asset category as of June 30, 2023 were as follows (in millions):

	June 30, 2023
	Level 1	Level 2	Level 3	measured at NAV (a)	Total
Asset Category
Fixed Income
Corporate bonds - U.S.	—	205	—	—	205
Corporate bonds - Non-U.S.	—	65	—	—	65
U.S. government bonds	—	96	—	—	96
Mortgage and asset-backed securities	—	13	—	—	13
Total fixed income	$—	$379	$—	$—	$379
Alternatives
Private credit partnerships	—	—	59	59	118
Other alternatives	—	—	—	18	18
Total alternatives	$—	$—	$59	$77	$136
Commingled Funds	—	—	—	69	69
Other (b)	7	—	—	—	7
Total assets at fair value	$7	$379	$59	$146	$591
(a)In accordance with ASC Topic 820, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
(b)Includes cash, accrued income, and miscellaneous payables.

The following table summarizes U. S. Steel’s financial liabilities that were not carried at fair value at June 30, 2023 and December 31, 2022. The fair value of long-term debt was determined using Level 2 inputs.

	As of June 30, 2023		As of December 31, 2022
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$4,117	$3,941	$3,815	$3,701
(a) Excludes finance lease obligations.

17.    Statement of Changes in Stockholders’ Equity

The following table reflects the first six months of 2023 and 2022 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Six Months Ended June 30, 2023 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$10,311	$6,030	$(85)	$283	$(1,204)	$5,194	$93
Comprehensive income (loss):
Net earnings	199	199	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	(10)	—	(10)	—	—	—	—
Currency translation adjustment	32	—	32	—	—	—	—
Derivative financial instruments	(44)	—	(44)	—	—	—	—
Active employee benefit investments	3	—	3	—	—	—	—
Employee stock plans	(9)	—	—	2	(22)	11	—
Common stock repurchased	(75)	—	—	—	(75)	—	—
Dividends paid on common stock	(12)	(12)	—	—	—	—	—
Balance at March 31, 2023	$10,395	$6,217	$(104)	$285	$(1,301)	$5,205	$93
Comprehensive income (loss):
Net earnings	477	477	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	(12)	—	(12)	—	—	—	—
Currency translation adjustment	(1)	—	(1)	—	—	—	—
Derivative financial instruments	33	—	33	—	—	—	—
Active employee benefit investments	(1)	—	(1)	—	—	—	—
Employee stock plans	14	—	—	—	1	13	—
Common stock repurchased	(75)	—	—	—	(75)	—	—
Excise tax on common stock repurchased	(1)	—	—	—	(1)	—	—
Dividends paid on common stock	(11)	(11)	—	—	—	—	—
Balance at June 30, 2023	$10,818	$6,683	$(85)	$285	$(1,376)	$5,218	$93

Six Months Ended June 30, 2022 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$9,103	$3,534	$331	$280	$(334)	$5,199	$93
Comprehensive income (loss):
Net earnings	882	882	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	(3)	—	(3)	—	—	—	—
Currency translation adjustment	(28)	—	(28)	—	—	—	—
Derivative financial instruments	22	—	22	—	—	—	—
Employee stock plans	7	—	—	2	(20)	25	—
Common stock repurchased	(123)	—	—	—	(123)	—	—
Dividends paid on common stock	(13)	(13)	—	—	—	—	—
Cumulative effect upon adoption of Accounting Standards Update 2020-06	(56)	22	—	—	—	(78)	—
Balance at March 31, 2022	$9,791	$4,425	$322	$282	$(477)	$5,146	$93
Comprehensive income (loss):
Net earnings	978	978	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	1	—	1	—	—	—	—
Currency translation adjustment	(100)	—	(100)	—	—	—	—
Derivative financial instruments	14	—	14	—	—	—	—
Employee stock plans	19	—	—	—	(1)	20	—
Common stock repurchased	(399)	—	—	—	(399)	—	—
Dividends paid on common stock	(13)	(13)	—	—	—	—	—
Balance at June 30, 2022	$10,291	$5,390	$237	$282	$(877)	$5,166	$93

18.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions)	Pension and Other Benefit Items	Foreign Currency Items	Unrealized (Loss) Gain on Derivatives	Active Employee Benefit Investments	Total
Balance at December 31, 2022	$(322)	$280	$(43)	$—	$(85)
Other comprehensive income (loss) before reclassifications	2	31	(66)	2	(31)
Amounts reclassified from AOCI (a)	(24)	—	55	—	31
Net current-period other comprehensive (loss) income	(22)	31	(11)	2	—
Balance at June 30, 2023	$(344)	$311	$(54)	$2	$(85)

Balance at December 31, 2021	$(25)	$371	$(15)	$—	$331
Other comprehensive (loss) income before reclassifications	(1)	(128)	65	—	(64)
Amounts reclassified from AOCI (a)	(1)	—	(29)	—	(30)
Net current-period other comprehensive (loss) income	(2)	(128)	36	—	(94)
Balance at June 30, 2022	$(27)	$243	$21	$—	$237
(a) See table below for further details.

	Amount reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI components (in millions)	2023	2022	2023	2022
Amortization of pension and other benefit items (a)
Prior service credits	$(2)	$(5)	$(3)	$(12)
Actuarial (gains) losses	(14)	5	(30)	11
Total pensions and other benefits items	(16)	—	(33)	(1)
Derivative reclassifications to Condensed Consolidated Statements of Operations	45	(47)	73	(37)
Total before tax	29	(47)	40	(38)
Tax (benefit) provision	(8)	11	(9)	8
Net of tax	$21	$(36)	$31	$(30)
(a) These AOCI components are included in the computation of net periodic benefit cost. See Note 10 for additional details.
19.    Transactions with Related Parties
Related party sales and service transactions are primarily related to equity investees and were $488 million and $496 million for the three months ended June 30, 2023 and 2022, respectively and $1,046 million and $887 million for the six months ended June 30, 2023 and 2022, respectively.
Accounts payable to related parties include balances due to PRO-TEC Coating Company, LLC (PRO-TEC) of $171 million and $142 million at June 30, 2023 and December 31, 2022, respectively for invoicing and receivables collection services provided by U. S. Steel on PRO-TEC's behalf. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $1 million for both periods ending June 30, 2023 and December 31, 2022, respectively.
Purchases from related parties for outside processing services provided by equity investees amounted to $3 million and $7 million for the three months ended June 30, 2023 and 2022, respectively and $10 million and $14 million for the six months ended June 30, 2023 and 2022, respectively. Purchases of iron ore pellets from related parties amounted to $56 million and $44 million for the three months ended June 30, 2023 and 2022, respectively and $78 million and $68 million for the six months ended June 30, 2023 and 2022, respectively.
20.    Restructuring and Other Charges
During the three and six months ended June 30, 2023, the Company recorded restructuring and other charges of $2 million and $3 million, respectively, which relate to the planned disposition of a component within the Flat-Rolled segment. Cash payments related to previously accrued restructuring programs made during the six months ended June 30, 2023 were approximately $47 million.
During the three and six months ended June 30, 2022, the Company recorded restructuring and other charges of $17 million and $34 million, respectively, which primarily relate to the planned sale of a component within the Flat-Rolled segment. Cash payments related to restructuring made during the six months ended June 30, 2022 were approximately $28 million.
The activity in the accrued balances incurred in relation to restructuring during the six months ended June 30, 2023, was as follows:

(In millions)	Employee Related Costs	Exit Costs	Non-cash Charges	Total
Balance at December 31, 2022	$132	$50	$—	$182
Additional charges	1	2	—	3
Release of prior accruals and other adjustments(a)	(2)	(1)	—	(3)
Cash payments	(24)	(23)	—	(47)
Balance at June 30, 2023	$107	$28	$—	$135
(a)Includes releases of accruals to reflect the current estimate of costs to complete approved restructuring programs.

Accrued liabilities for restructuring programs are recorded primarily in payroll and benefits and accounts payable on the Condensed Consolidated Balance Sheet.

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
Asbestos matters – As of June 30, 2023, U. S. Steel was a defendant in approximately 915 active asbestos cases involving approximately 2,505 plaintiffs. The vast majority of these cases involve multiple defendants. About 1,545, or approximately 62 percent, of these plaintiff claims are currently pending in a jurisdiction which permits filings with massive numbers of plaintiffs. At December 31, 2022, U. S. Steel was a defendant in approximately 920 active asbestos cases involving approximately 2,510 plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.
The following table shows the number of asbestos claims in the current period and the prior three years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2020	2,390	240	295	2,445
December 31, 2021	2,445	200	260	2,505
December 31, 2022	2,505	230	235	2,510
June 30, 2023	2,510	105	100	2,505
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

(In millions)	Six Months Ended June 30, 2023
Beginning of period	$126
Accruals for environmental remediation deemed probable and reasonably estimable	2
Adjustments for changes in estimates	(11)
Obligations settled	(13)
End of period	$104

Accrued liabilities for remediation activities are included in the following Condensed Consolidated Balance Sheet lines:

	As of	As of
(In millions)	June 30, 2023	December 31, 2022
Accounts payable	$30	$32
Deferred credits and other noncurrent liabilities	74	94
Total	$104	$126
Expenses related to remediation are recorded in cost of sales and were $4 million for the six months ended June 30, 2023. Expenses for the six months ended June 30, 2022, were immaterial. It is not currently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 20 to 35 percent.
Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, the Company categorizes projects as follows:

(1)Projects with Ongoing Study and Scope Development - For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are three environmental remediation projects where additional costs for completion are not currently estimable but could be material. These projects are at Fairfield Works, UPI and the former steelmaking plant at Joliet, Illinois. As of June 30, 2023, accrued liabilities for these projects totaled $1 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $19 million to $32 million.
(2)Projects with Significant Accrued liabilities with a Defined Scope - As of June 30, 2023, there are three significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $60 million. These projects are Gary Resource Conservation and Recovery Act (accrued liability of $25 million), Duluth Works (accrued liability of $17 million) and the former Geneva facility (accrued liability of $18 million).
(3)Other Projects with a Defined Scope - These projects involve relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are two other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at June 30, 2023, was $3 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.
The remaining environmental remediation projects each have an accrued liability of less than $1 million each. The total accrued liability for these projects at June 30, 2023, was approximately $6 million. The Company does not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $23 million at June 30, 2023 and were based on known scopes of work.
Administrative and Legal Costs – As of June 30, 2023, U. S. Steel had an accrued liability of $11 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to comply with various regulations, laws and other requirements relating to the environment. Such capital expenditures totaled $37 million and $13 million in the first six months of 2023 and 2022, respectively. U. S. Steel anticipates making additional such expenditures in the future, which may be material; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
European Union (the EU) Environmental Requirements - Phase IV of the EU Emissions Trading System (the EU ETS) commenced on January 1, 2021 and will finish on December 31, 2030. The European Commission issued final approval of the updated 2021-2025 Slovak National Allocation table in February 2022. The Slovak Ministry of Environment has allocated 6.2 million metric tons of European Union Emission Allowances (EUA) at no charge (free allowances or free allocation) to USSE. As of June 30, 2023, we have pre-purchased approximately 1.40 million EUA totaling €117 million (approximately $128 million) to cover the expected 2023 shortfall of emission allowances.

The EU’s Industrial Emissions Directive requires implementation of EU-determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to go beyond BAT requirements were €138 million (approximately $150 million). These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g., bank guarantee) to secure 50 percent of the EU funding received. USSK complied with these covenants as of June 30, 2023, and no additional collateral will be required by the end of June 30, 2024. By this next assessment date, two projects of the total fifteen will pass the sustainability monitoring and will be excluded from further assessment to provide additional collateral if the covenants are not met. The last assessment of financial covenants will be performed as of June 30, 2026.
Environmental indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were divested. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties divested and deconsolidated. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $104 million of accrued liabilities for remediation discussed above), there are no other known probable and estimable environmental liabilities related to these transactions.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $7 million at June 30, 2023.
Other contingencies – Under certain lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $13 million at June 30, 2023). No liability has been recorded for these guarantees as the potential loss is not probable.
The Company's BR2 project near Osceola, Arkansas qualifies for financing and related economic incentives associated with the acquisition, development, construction, and operation of the facility. These incentives consist of advance lump-sum payments which are included in deferred credits and other noncurrent liabilities on the Condensed Consolidated Balance Sheet. In March 2022, the Company received a lump-sum payment of approximately $82 million as proceeds from the sale of a portion of expected future tax credits to be earned by the Company under the State of Arkansas's Recycling Tax Credit program. These funds are to be used primarily for the acquisition of project related equipment, however they may also be used for the training and development of new employees hired for the project. The Company is contingently liable for certain repayment penalties if the Company fails to meet certain employment requirements in any given period. In April 2022, the Company received a $3 million grant from Mississippi County, Arkansas, and in May 2022, the Company received a $50 million grant from the State of Arkansas Quick Action Closing Fund. Both grants pertain to the reimbursement of qualifying project costs. Deferred liabilities were recognized for each of these grants and are included in deferred credits and other noncurrent liabilities on the Condensed Consolidated Balance Sheet. For each of these incentives and grants, the balance of deferred income will be recognized into other gains, net in the accompanying Condensed Consolidated Statements of Operations on a systematic basis over the periods in which the Company earns the granted funds by complying with the investment and employment requirements of the grant programs.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $194 million as of June 30, 2023, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by the Credit Facility Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $37 million and $35 million at June 30, 2023, and December 31, 2022, respectively.
Capital Commitments – At June 30, 2023, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $1.922 billion.

Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2023	2024	2025	2026	2027	Later Years	Total
$294	$587	$205	$207	$110	$367	$1,770
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, and certain energy and utility services with terms ranging from 13 months to 13 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of June 30, 2023, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $61 million.
Total payments relating to unconditional purchase obligations were $148 million and $203 million for the three months ended June 30, 2023 and 2022, respectively, and $423 million and $477 million for the six months ended June 30, 2023 and 2022, respectively.
22.    Common Stock Repurchased
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
U. S. Steel repurchased 6.1 million and 22.5 million shares of common stock for approximately $150 million and $522 million under these programs during the six months ended June 30, 2023 and 2022, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

For the three months ended June 30, 2023, the Company’s North American Flat-Rolled segment results were favorable on a sequential basis to the first quarter 2023 due in part to the increased realization of higher steel prices and the absence of first quarter seasonal mining operation headwinds. In the third quarter, we expect increasingly lower steel prices in relation to the second quarter. In addition, we expect customer demand to be consistent with second quarter volumes due to a diverse customer order book. The Mini Mill segment benefited from higher spot prices on a sequential basis to the first quarter 2023. We expect lower steel prices and lower volumes to unfavorably impact the Mini Mill segment’s results in the third quarter on a sequential basis to the second quarter 2023. The U. S. Steel Europe segment benefited from higher average selling prices, lower energy and iron ore costs, and higher volumes on a sequential basis to the first quarter 2023. For the third quarter, we expect results at USSE to be impacted by moderating market prices and demand. The Tubular segment results were unfavorable on a sequential basis to the first quarter 2023 as a result of lower average selling prices and lower volumes. These results were driven primarily by continued high levels of imports, higher inventory levels across the supply chain and lower rig counts which are putting pressure on domestic pipe producer demand and pricing. In the third quarter, we expect lower volumes and lower average selling prices in relation to the second quarter 2023 as supply chain pipe inventory continues to re-balance throughout the third quarter.

The Company continued to advance its Best for All® strategy on-time and on-budget throughout the second quarter. Construction of a 200 thousand ton, non-grain oriented (NGO) electrical steel line at Big River Steel is on track to start-up in the third quarter 2023. Construction of Big River 2 near Osceola, Arkansas continued during the quarter. This new mini mill is expected to have about 3 million tons per year of steelmaking capability and will combine two state-of-the-art EAFs with differentiated steelmaking and finishing technology, including endless casting and rolling equipment and a planned advanced high-strength steel (AHSS) finishing line. This project is on track to be completed in 2024. In addition, construction of a direct reduced (DR) grade pellet facility at the Company’s Keetac ore operations continues, as well as construction of a 325 thousand ton galvanize/Galvalume® line at Big River Steel. Capital expenditures for strategic projects were $1.04 billion during the six months ended June 30, 2023.

Fluctuations in the market price of raw materials and other inflationary impacts have affected the results of each of our reportable segments, and fluctuations going-forward are reasonably likely to have a material impact on future results. We could experience inflation related headwinds for certain raw materials and other costs.

In February 2022, Russia invaded Ukraine and active conflict continues in the country. The war in Ukraine has caused certain disruptions and instability in Russia and Ukraine, as well as in the markets in which we operate. The Company is constantly monitoring the situation for future impacts and risks to the business and has implemented risk mitigating strategies where possible. As a result of the invasion, governments around the world, including the European Union (EU) and the United States of America (U.S.), have enacted sanctions against Russia and Russian interests. We are complying with all applicable sanctions that impact our business.

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

Additionally, Russian supply of natural gas to Europe has decreased significantly in response to enacted sanctions. However, Slovakia has natural gas storage and access to additional supply from countries including Norway, the U.S. and Africa. Together, these sources are enough to support the country's expected consumption through the second half of 2023, which includes demand for natural gas for our USSE segment operations.
RESULTS OF OPERATIONS
U. S. Steel's results in the three and six months ended June 30, 2023, compared to the same period in 2022, declined for the North American Flat-Rolled, Mini Mill and U. S. Steel Europe segments, primarily as a result of lower sales pricing. The Company's Tubular Products segment outperformed the prior year periods primarily due to higher sales pricing.

•North American Flat-Rolled (Flat-Rolled): Flat-Rolled results declined primarily due to lower sales price across most product categories.

•Mini Mill: Mini Mill results declined primarily due to lower sales price across all product categories.

•USSE: USSE results declined primarily due to lower sales price across most product categories.

•Tubular: Tubular results improved primarily due to higher sales prices.

Net sales by segment for the three months and six months ended June 30, 2023 and 2022 are set forth in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, excluding intersegment sales)	2023	2022	% Change	2023	2022	% Change
Flat-Rolled	$2,956	$3,724	(21)%	$5,526	$6,678	(17)%
Mini Mill	619	838	(26)%	1,172	1,556	(25)%
USSE	1,032	1,342	(23)%	1,870	2,593	(28)%
Tubular	398	381	4%	903	690	31%
Total sales from reportable segments	5,005	6,285	(20)%	9,471	11,517	(18)%
Other	3	5	(40)%	7	7	—%
Net sales	$5,008	$6,290	(20)%	$9,478	$11,524	(18)%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended June 30, 2023 versus the three months ended June 30, 2022:

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Other (c)	Net Change
Flat-Rolled	(5)%	(15)%	(1)%	—%	—%	(21)%
Mini Mill	(4)%	(25)%	3%	—%	—%	(26)%
USSE	(3)%	(21)%	(1)%	2%	—%	(23)%
Tubular	(18)%	21%	1%	—%	—%	4%
(a) Excludes intersegment sales.
(b) Foreign currency translation effects.
(c) Primarily sales of raw materials and coke making by-products.

Net sales for the three months ended June 30, 2023 compared to the same period in 2022 were $5,008 million and $6,290 million, respectively.
•For the Flat-Rolled segment, the decrease in sales primarily resulted from lower average realized prices ($251 per ton) across most products and decreased shipments (130 thousand tons) across most products.
•For the Mini Mill segment, the decrease in sales primarily resulted from lower average realized prices ($320 per ton) across all products and decreased shipments (28 thousand tons) from lower value products.
•For the USSE segment, the decrease in sales primarily resulted from lower average realized prices ($252 per ton) across most products and decreased shipments (33 thousand tons) across most products.
•For the Tubular segment, the increase in sales primarily resulted from higher average realized prices ($766 per ton), partially offset by decreased shipments (25 thousand tons).

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the six months ended June 30, 2023 versus the six months ended June 30, 2022:

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Other (c)	Net Change
Flat-Rolled	4%	(19)%	(2)%	—%	—%	(17)%
Mini Mill	11%	(37)%	1%	—%	—%	(25)%
USSE	(12)%	(16)%	(1)%	1%	—%	(28)%
Tubular	(8)%	38%	1%	—%	—%	31%
(a) Excludes intersegment sales.
(b) Foreign currency translation effects.
(c) Primarily sales of raw materials and coke making by-products.

Net sales for the six months ended June 30, 2023 compared to the same period in 2022 were $9,478 million and $11,524 million, respectively.
•For the Flat-Rolled segment, the decrease in sales primarily resulted from lower average realized prices ($302 per ton) across most products, partially offset by increased shipments (201 thousand tons) from higher valued products.
•For the Mini Mill segment, the decrease in sales primarily resulted from lower average realized prices ($452 per ton) across all products, partially offset by increased shipments (124 thousand tons) across all products.
•For the USSE segment, the decrease in sales primarily resulted from lower average realized prices ($223 per ton) across most products and decreased shipments (260 thousand tons) across most products.
•For the Tubular segment, the increase in sales primarily resulted from higher average realized prices ($1,093 per ton), partially offset by decreased shipments (22 thousand tons).

Selling, general and administrative expenses

Selling, general and administrative expenses were $103 million and $202 million in the three months and six months ended June 30, 2023, respectively, compared to $112 million and $229 million in the three months and six months ended June 30, 2022, respectively. The change in period over period expenses was primarily driven by profit and variable based incentive costs.

Restructuring and other charges
During the three months and six months ended June 30, 2023, the Company recognized restructuring and other charges of $2 million and $3 million, respectively, compared to charges of $17 million and $34 million recognized during the three months and six months ended June 30, 2022, respectively. The charges recognized in the current and the prior year period pertain to the planned disposition of certain assets related to a component of the Company's flat-rolled business. See Note 20 to the Condensed Consolidated Financial Statements for further details.

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

Idled Operations

The following operations were initially idled in 2020 and remained idle as of June 30, 2023. These facilities and their respective carrying values as of June 30, 2023 included:
•Blast furnace A at Granite City Works, $55 million
•Lorain Tubular Operations, $60 million
•Lone Star Tubular Operations, $5 million
•Wheeling Machine Products coupling production facility at Hughes Springs, Texas, immaterial

In 2022, U. S. Steel indefinitely idled the majority of the tin mill operations at Gary Works. This included the Tin Line #5 and the Tin Line #6. As of June 30, 2023, the carrying value of the indefinitely idled tin mill operations assets at Gary Works is $75 million.

In the first quarter of 2023, the Company completed the previously announced permanent shutdown of coke batteries numbers 1 through 3 at the Mon Valley Works.

Earnings (loss) before interest and income taxes by segment is set forth in the following table:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2023	2022		2023	2022
Flat-Rolled	$231	$793	(71)%	$224	$1,322	(83)%
Mini Mill	132	270	(51)%	144	548	(74)%
USSE	72	280	(74)%	38	544	(93)%
Tubular	157	107	47%	389	184	111%
Total earnings from reportable segments	592	1,450	(59)%	795	2,598	(69)%
Other	(12)	(12)	—%	(9)	(5)	80%
Segment earnings before interest and income taxes	580	1,438	(60)%	786	2,593	(70)%
Items not allocated to segments:
Restructuring and other charges	(2)	(17)		(3)	(34)
Stock-based compensation expense(a)	(12)	(16)		(23)	(32)
Asset impairment charges	—	(151)		(4)	(157)
Environmental remediation charges	(2)	—		(2)	—
Other charges, net	—	—		(1)	2
Total earnings before interest and income taxes	$564	$1,254	(55)%	$753	$2,372	(68)%
(a) The prior year was retroactively adjusted to reflect the reclassification of stock-based compensation expense.

Segment results for Flat-Rolled

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2023	2022		2023	2022
Earnings before interest and taxes ($ millions)	$231	$793	(71)%	$224	$1,322	(83)%
Gross margin	14%	24%	(10)%	11%	23%	(12)%
Raw steel production (mnt)	2,529	2,424	4%	4,922	4,629	6%
Capability utilization	77%	74%	3%	75%	71%	4%
Steel shipments (mnt)	2,235	2,365	(5)%	4,513	4,312	5%
Average realized steel price per ton	$1,088	$1,339	(19)%	$1,050	$1,352	(22)%

The decrease in Flat-Rolled results for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to:
•lower average realized prices, including mix (approximately $545 million)
•decreased shipments (approximately $110 million)
•lower non-prime sales (approximately $15 million)
•higher operating costs (approximately $25 million)
•unfavorable equity investees income (approximately $80 million), these changes were partially offset by:
•higher other sales (approximately $35 million)
•lower raw material costs (approximately $85 million)
•lower energy costs (approximately $55 million)
•lower other costs, primarily variable compensation (approximately $40 million).

Gross margin for the three months ended June 30, 2023 compared to the same period in 2022 decreased primarily as a result of lower average realized prices and lower sales volume.

The decrease in Flat-Rolled results for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to:
•lower average realized prices, including mix (approximately $1,325 million)
•lower non-prime sales (approximately $25 million)
•unfavorable equity investees income (approximately $120 million),

these changes were partially offset by:
•increased shipments, including volume efficiencies (approximately $110 million)
•higher other sales (approximately $35 million)
•lower raw material costs (approximately $60 million)
•lower energy costs (approximately $15 million)
•lower operating costs (approximately $5 million)
•lower other costs, primarily variable compensation (approximately $145 million).

Gross margin for the six months ended June 30, 2023 compared to the same period in 2022 decreased primarily as a result of lower average realized prices, partially offset by higher sales volume.
Segment results for Mini Mill

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Earnings before interest and taxes ($ millions)	$132	270	(51)%	$144	548	(74)%
Gross margin	29%	39%	(10)%	20%	42%	(22)%
Raw steel production (mnt)	749	750	—%	1,508	1,351	12%
Capability utilization	91%	91%	—%	92%	83%	9%
Steel shipments (mnt)	587	615	(5)%	1,246	1,122	11%
Average realized steel price per ton	$1,011	$1,331	(24)%	$897	$1,349	(34)%

The decrease in Mini Mill results for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to:
•lower average realized prices, including mix (approximately $205 million), these changes were partially offset by:
•lower raw material costs (approximately $45 million)
•lower other costs, primarily variable compensation (approximately $20 million).

Gross margin for the three months ended June 30, 2023 compared to the same period in 2022 decreased primarily as a result of lower average realized sales price and lower sales volume.

The decrease in Mini Mill results for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to:
•lower average realized prices, including mix (approximately $625 million)
•lower other sales (approximately $15 million)
•higher operating costs (approximately $20 million),
these changes were partially offset by:
•increased shipments (approximately $115 million)
•lower raw material costs (approximately $105 million)
•lower other costs, primarily variable compensation (approximately $35 million).

Gross margin for the six months ended June 30, 2023 compared to the same period in 2022 decreased primarily as a result of lower average realized sales price, partially offset by higher sales volume.

Segment results for USSE

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Earnings before interest and taxes ($ millions)	$72	$280	(74)%	$38	$544	(93)%
Gross margin	11%	23%	(12)%	6%	23%	(17)%
Raw steel production (mnt)	1,213	1,216	—%	2,305	2,304	—%
Capability utilization	97%	98%	(1)%	93%	93%	—%
Steel shipments (mnt)	1,034	1,067	(3)%	1,917	2,177	(12)%
Average realized steel price per ($/ton)	$965	$1,217	(21)%	$939	$1,162	(19)%
Average realized steel price per (€/ton)	€886	€1,142	(22)%	€868	€1,064	(18)%

The decrease in USSE results for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to:
•lower average realized prices, including mix (approximately $270 million)
•decreased shipments (approximately $10 million)
•lower other sales (approximately $10 million)
•higher operating costs (approximately $5 million)
•higher energy costs (approximately $5 million),
these changes were partially offset by:
•lower raw material costs (approximately $80 million)
•lower other costs (approximately $10 million).

Gross margin for the three months ended June 30, 2023 compared to the same period in 2022 decreased primarily as a result of lower average realized prices and lower sales volume.

The decrease in USSE results for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to:
•lower average realized prices, including mix (approximately $370 million)
•decreased shipments (approximately $55 million)
•lower other sales (approximately $5 million)
•higher raw material costs (approximately $60 million)
•higher operating costs (approximately $5 million)
•higher energy costs (approximately $10 million)
•weakening of the Euro versus the U.S. dollar (approximately $30 million), these changes were partially offset by:
•lower other costs, primarily variable compensation (approximately $30 million).

Gross margin for the six months ended June 30, 2023 compared to the same period in 2022 decreased primarily as a result of lower average realized prices and lower sales volume.

Segment results for Tubular

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Earnings before interest and taxes ($ millions)	$157	$107	47%	$389	$184	111%
Gross margin	42%	30%	12%	46%	30%	16%
Raw steel production (mnt)	129	168	(23)%	300	324	(7)%
Capability utilization	57%	75%	(18)%	67%	73%	(6)%
Steel shipments (mnt)	111	136	(18)%	242	264	(8)%
Average realized steel price per ton	$3,493	$2,727	28%	$3,636	$2,543	43%

The increase in Tubular results for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to:
•higher average realized prices (approximately $80 million)
•lower raw material costs (approximately $5 million)
•lower other costs, primarily variable compensation (approximately $20 million), these changes were partially offset by:
•decreased shipments (approximately $55 million).
Gross margin for the three months ended June 30, 2023 compared to the same period in 2022 increased primarily as a result of higher average realized prices and lower costs, partially offset by lower sales volume.

The increase in Tubular results for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to:
•higher average realized prices (approximately $255 million)
•lower raw material costs (approximately $10 million),
these changes were partially offset by:
•decreased shipments (approximately $50 million)
•higher operating costs (approximately $5 million)
•higher other costs (approximately $5 million).

Gross margin for the six months ended June 30, 2023 compared to the same period in 2022 increased primarily as a result of higher average realized prices, partially offset by lower sales volume.

Net interest and other financial benefits

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2023	2022		2023	2022
Interest expense	$20	$39	49%	$47	$89	47%
Interest income	(34)	(4)	750%	(64)	(5)	1,180%
Other financial costs	6	18	67%	12	20	40%
Net periodic benefit income	(41)	(61)	(33)%	(83)	(122)	(32)%
Net gain from investments related to active employee benefits	(8)	—	n/a	(30)	—	n/a
Total net interest and other financial benefits	$(57)	$(8)	613%	$(118)	$(18)	556%

Net interest and other financial benefits improved in the three months ended June 30, 2023, as compared to the same period in 2022 primarily due to increased interest income on cash deposits, lower interest expense as a result of increased capitalized interest, and gains on the investments in the surplus VEBA subaccount portfolio, partially offset by reduced net periodic benefit income due to 2022 plan asset performance, the transfer of $595 million in surplus VEBA funds to the new subaccount and increased prior service cost.
Net interest and other financial benefits improved in the six months ended June 30, 2023, as compared to the same period in 2022 primarily due to increased interest income on cash deposits, lower interest expense as a result of increased capitalized interest, and gains on the investments in the surplus VEBA subaccount portfolio, partially offset by reduced net periodic benefit income due to 2022 plan asset performance, the transfer of the $595 million in surplus VEBA funds to a new subaccount and increased prior service cost.

Income tax expense was $144 million and $195 million in the three months and six months ended June 30, 2023, respectively, compared to $284 million and $530 million in the three months and six months ended June 30, 2022, respectively. The changes from the prior year periods were primarily due to a decrease in earnings before taxes.

Net earnings

Net earnings attributable to United States Steel Corporation were $477 million and $676 million in the three and six months ended June 30, 2023, respectively, compared to net earnings of $978 million and $1,860 million in the three and six months ended June 30, 2022, respectively. The changes primarily reflect the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $894 million for the six months ended June 30, 2023 compared to net cash provided by operating activities of $1,676 million in the same period in 2022. The period over period decrease in cash from operations from the prior year period was primarily due to lower net earnings partially offset by changes in working capital. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.

As shown below our cash conversion cycle for the second quarter of 2023 decreased by 6 days as compared to the fourth quarter of 2022.

Cash Conversion Cycle	Second Quarter of 2023		Fourth Quarter of 2022
	$ millions	Days	$ millions	Days
Accounts receivable, net (a)	$1,864	33	$1,634	39

+ Inventories (b)	$2,540	56	$2,359	60

- Accounts Payable and Other Accrued Liabilities (c)	$2,999	66	$2,831	70
= Cash Conversion Cycle (d)		23		29

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $1,350 million for the six months ended June 30, 2023 compared to net cash used in investing activities of $602 million in the same period in 2022. The increase in net cash used in investing activities was primarily due to increased capital expenditures (discussed in more detail below).

Capital expenditures for the six months ended June 30, 2023, were $1,353 million, compared with $660 million in the same period in 2022. Mini Mill capital expenditures were $1,051 million and included $784 million for BR2, exclusive of the air separation unit, as well as spending for the CGL and the NGO being built at the existing Big River Steel facility. Flat-Rolled capital expenditures were $243 million which includes spending for the construction of a DR grade pellet facility at Keetac and the Gary Pig Iron facility, as well as mining equipment, other infrastructure and environmental projects across the Flat-Rolled footprint. USSE capital expenditures were $42 million and included spending for the blast furnace, enterprise resource planning (ERP) project, 5-stand control system upgrades and various other projects. Tubular capital expenditures were $17 million and included spending to support steelmaking, infrastructure, and environmental projects within the Tubular footprint.

Net Cash Provided by, Used in Financing Activities

Net cash provided by financing activities was $26 million for the six months ended June 30, 2023, compared to net cash used in financing activities of $548 million in the same period last year. The period over period change in financing activities was primarily due to decreased repurchases of common stock and net increase in long term debt, partially offset by the absence of proceeds from government incentive proceeds in the current period.

Financing

Certain of our credit facilities, including the Credit Facility Agreement, the Big River Steel ABL Facility, the USSK Credit Agreement and the Export Credit Agreement, contain standard terms and conditions including customary material adverse change clauses. If a material adverse change was to occur, our ability to fund future operating and capital requirements could be negatively impacted. The €300 million USSK Credit Agreement contains certain USSK specific financial covenants. The USSK Credit Agreement requires USSK to maintain a net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of less than 3.50:1 (the "EBITDA Ratio Covenant") as measured on a rolling twelve-month basis on June 30th and December 31st each year. In April 2023, after determining that USSK may not be able to comply with the EBITDA Ratio Covenant at June 30, 2023, based on forecasted EBITDA at the time, USSK requested a waiver of the EBITDA Ratio Covenant from its lenders for the period ending June 30, 2023. The waiver was approved unanimously by USSK’s lender group. At June 30, 2023, USSK was in compliance with the EBITDA Ratio Covenant, and the USSK Credit Agreement was undrawn and fully available.

We use surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed approximately $194 million of liquidity sources for financial assurance purposes as of June 30, 2023. Changes in certain of these commitments which use collateral are reflected within cash, cash equivalents and restricted cash on the Condensed Consolidated Statement of Cash Flows.

Share Repurchases

On July 25, 2022, following the completion of the previously authorized $800 million share repurchase programs, the Board of Directors authorized a new share repurchase program that allows for the repurchase of up to $500 million of its outstanding common stock from time to time in the open market or privately negotiated transactions at the discretion of management. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Common stock repurchased under our share repurchase programs totaled 6.1 million shares for approximately $150 million in the six months ended June 30, 2023. See Note 22 to the Condensed Consolidated Financial Statements for further details.

Capital Requirements

U. S. Steel’s contractual commitments to acquire property, plant and equipment at June 30, 2023, totaled $1.922 billion.
Liquidity
The following table summarizes U. S. Steel’s liquidity as of June 30, 2023:

(Dollars in millions)
Cash and cash equivalents	$3,080
Amount available under Credit Facility Agreement	1,746
Amount available under Big River Steel - Revolving Line of Credit	350
Amount available under USSK Credit Agreement and USSK Credit Facility	342
Total estimated liquidity	$5,518

We finished the second quarter of 2023 with $3,080 million of cash and cash equivalents and $5,518 million of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of a prior election to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.

We expect that our estimated liquidity requirements will consist primarily of our 2023 planned strategic and sustaining capital expenditures, working capital requirements, interest expense, and operating costs and employee benefits for our operations after taking into account the footprint actions and cost reductions at our plants and headquarters. Our available liquidity at June 30, 2023 consists principally of our cash and cash equivalents and available borrowings under the Credit Facility Agreement, Big River Steel ABL Facility, USSK Credit Agreement and the USSK Credit Facility.

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

The underlying costs from suppliers that elected to participate in the SCF program are generally recorded in cost of sales in the Company’s Condensed Consolidated Statement of Operations. Amounts due to suppliers who participate in the SCF program are reflected in accounts payable and accrued expenses on the Company’s Condensed Consolidated Balance Sheet and payments on the obligations by our suppliers are included in cash used in operating activities in the Condensed Consolidated Statement of Cash Flows. As of June 30, 2023, accounts payable and accrued expenses included $106 million of outstanding payment obligations which suppliers elected to sell to participating financial institutions.
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

EU Environmental Requirements and Slovak Operations
Phase IV of the EU Emissions Trading System (the EU ETS) commenced on January 1, 2021 and will finish on December 31, 2030. The European Commission issued final approval of the updated 2021-2025 Slovak National Allocation table in February 2022. The Slovak Ministry of Environment has allocated 6.2 million metric tons of European Union Emission Allowances (EUA) at no charge (free allowances or free allocation) to USSE. As of June 30, 2023, we have pre-purchased approximately 1.40 million EUA totaling €117 million (approximately $128 million) to cover the expected 2023 shortfall of emission allowances.

The EU’s Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to go beyond BAT requirements were €138 million (approximately $150 million). These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g., bank guarantee) to secure 50 percent of the EU funding received. USSK complied with these covenants as of June 30, 2023, and no additional collateral will be required by the end of June 30, 2024. By this next assessment date, two projects of the total fifteen will pass the sustainability monitoring and will be excluded from further assessment to provide additional collateral if the covenants are not met. The last assessment of financial covenants will be performed as of June 30, 2026.

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

While our operations are subject to several different CAA rules and categories of NESHAP and MACT standards, the principal impact of these standards on U. S. Steel's operations includes those that are specific to coke making, iron making, steel making and iron ore processing. The U. S. EPA has several rules under consideration that will impact our operations, as described in the sections below. While these rules are not finalized and the impacts are not estimable at this time, the overall cumulative impact could be material.

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

For the Taconite Iron Ore Processing category, based on the results of the U.S. EPA's risk review, the agency promulgated a final rule on July 28, 2020, in which the U.S. EPA determined that risks from emissions of air toxics from this source category are acceptable and that the existing standards provide an ample margin of safety. Furthermore, under the technology review, the agency identified no cost-effective developments in controls, practices, or processes to achieve further emissions reductions. Petitions for review of the rule were filed in the United States Court of Appeals for the D.C. Circuit, in which the Company and the AISI intervened. The U.S. EPA is required by court order to issue a final rule by November 16, 2023. The U.S. EPA proposed the Taconite Rule on May 15, 2023 and comments were submitted on July 7, 2023. Since the revised taconite rule is not final, any impacts are not estimable at this time.

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

In response to Court orders that invalidated prior U.S. EPA determinations regarding ozone attainment interference, on April 6, 2022, the U.S. EPA proposed a Federal Implementation Plan (that would replace several pending or disapproved State Implementation Plans) for Regional Ozone Transport for the 2015 Ozone National Ambient Air Quality Standard. The proposed rule would affect electric generating units (EGUs) in 26 states and certain non-EGU industries, including, among several others, coke ovens, taconite production kilns, boilers, blast furnaces, basic oxygen furnaces, reheating furnaces, and annealing furnaces in 23 states, including those where U. S. Steel has operations. The impacts of the rule, if promulgated as proposed, could be material. U. S. Steel submitted comments on the proposed rule on June 21, 2022. The U.S. EPA announced the final rule on March 15, 2023. The final rule only included regulation of boilers and reheat furnaces for the iron and steel industry limiting the potential impacts. The final rule was published in the Federal Register on June 5, 2023. The deadline to file any challenge to the final rule is August 4, 2023. U. S. Steel is continuing to review the rule and evaluate any potential impacts and any need to file an administrative or judicial challenge.

The CAA also requires the U.S. EPA to develop and implement National Ambient Air Quality Standards (NAAQS) for criteria pollutants, which include, among others, particulate matter (PM) - consisting of PM10 and PM2.5, lead, carbon monoxide, nitrogen dioxide, sulfur dioxide (SO2) and ozone.

In October 2015, the U.S. EPA lowered the NAAQS for ozone from 75 parts per billion (ppb) to 70 ppb. On November 6, 2017, the U.S. EPA designated most areas in which we operate as attainment with the 2015 standard. In a separate ruling, on June 4, 2018, the U.S. EPA designated other areas in which we operate as “marginal nonattainment” with the 2015 ozone standard. On December 6, 2018, the U.S. EPA published a final rule regarding implementation of the 2015 ozone standard. Because no state regulatory or permitting actions to bring the ozone nonattainment areas into attainment have yet to be proposed or developed for U. S. Steel facilities, the operational and financial impact of the ozone NAAQS cannot be reasonably estimated at this time. On December 31, 2020, the U.S. EPA published a final rule pursuant to its statutorily required review of NAAQS that retains the ozone NAAQS at 70 ppb. In January 2021, New York, along with several states and non-governmental organizations filed petitions for judicial review of the action with the United States Court of Appeals for the D.C. Circuit. Several other states and industry trade groups intervened in support of the U. S. EPA’s action. The case remains in abeyance before the court as the U.S. EPA voluntarily reconsiders the ozone NAAQS. U. S. EPA expects to propose a rulemaking for its voluntary reconsideration of the ozone standard in April 2024. Because the U.S. EPA has yet to complete its reconsideration to revise or retain the 2020 ozone NAAQS, any impacts are not estimable at this time.

On December 18, 2020, the U.S. EPA published a final rule pursuant to its statutorily required review of NAAQS that retains the existing PM2.5 standards without revision. In early 2021, several states and non-governmental organizations filed petitions for judicial review of the action with the United States Court of Appeals for the D.C. Circuit. Several industry trade groups intervened in support of the U.S. EPA’s action. The case remains in abeyance before the court as the U.S. EPA voluntarily reconsiders the PM2.5 NAAQS. On January 6, 2023, the U.S. EPA proposed to lower the annual PM2.5 NAAQS from the current 12 ug/m3 standard to within the range of 9.0 to 10.0 ug/m3. U. S. EPA expects to finalize a rule on the reconsideration in October 2023. U.

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

United States - Water

The U.S. EPA issued the final rule redefining the Waters of the United States (WOTUS), and it became effective March 1, 2023. The definition of WOTUS has had many changes and legal challenges over the last several years and this rule is no different. Due to certain state challenges and requests for injunctions, the Rule has been enjoined and is not in effect in Idaho and Texas. The new WOTUS rule expands the definition of what all waters will be considered to be a WOTUS. However, in May 2023, the U. S. Supreme court issued a decision in Sackett v. EPA that significantly narrowed the definition of WOTUS and, specifically, as that definition relates to wetlands under the Clean Water Act. EPA has since stated that it will re-issue its WOTUS rule by September 1st, 2023 with changes incorporated from the Sackett decision. U. S. Steel will continue to review and follow the final WOTUS definition and associated litigation for its potential impact on the Company.

For further discussion of relevant environmental matters, including environmental remediation obligations, see "Item 1. Legal Proceedings - Environmental Proceedings."
OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any new material off-balance sheet arrangements during the second quarter of 2023.

INTERNATIONAL TRADE
U. S. Steel continues to face import competition, much of which is unfairly traded and fueled by massive global steel overcapacity, currently estimated to be over 632 million net tons per year—more than six times the entire U.S. steel market and over twenty times total U.S. steel imports. These imports and overcapacity negatively impact the Company’s operational and financial performance. U. S. Steel continues to lead efforts to address these challenges that threaten the Company, our workers, our stockholders and our country’s national and economic security.

As of the date of this filing, pursuant to a series of Presidential Proclamations issued in accordance with Section 232 of the Trade Expansion Act of 1962, U.S. imports of certain steel products are subject to a 25 percent tariff, except imports from: (1) Argentina, Brazil, and South Korea, which are subject to restrictive quotas; (2) the European Union (EU), Japan and the United Kingdom (UK) that are melted and poured in the EU/Japan/UK, within quarterly tariff-rate quota (TRQ) limits; (3) Canada and Mexico, which are not subject to tariffs or quotas, but tariffs could be re-imposed on surging product groups after consultations; (4) Ukraine and, if melted and poured in Ukraine, the EU, which are exempt from tariffs until June 1, 2024; and (5) Australia, which are not subject to tariffs, quotas or an anti-surge mechanism.

In April 2023, U.S. Customs and Border Protection (CBP) announced plans to require importers to report country of melt and pour for all steel imports in customs entry forms to align with 2020 updates to steel import licenses and to enforce EU, Japan, and UK Section 232 TRQs.

In May 2023, President Biden announced the extension of the Section 232 tariff exemption for steel imports from Ukraine for another year and expanded the exemption to U.S. steel imports from the EU that are melted and poured in Ukraine.

The U.S. Department of Commerce (DOC) is managing a process in which U.S. companies may request and/or oppose temporary product exclusions from the Section 232 tariffs and quotas. U. S. Steel opposes exclusion requests for imported products that are the same as, or substitutes for, products manufactured by U. S. Steel.

Multiple legal challenges to the Section 232 action continue before the U.S. Court of International Trade (CIT) and the U.S. Court of Appeals for the Federal Circuit (CAFC), the latter which has consistently rejected constitutional and statutory challenges to the Section 232 action. Though several challenges to the Section 232 action and retaliation thereto continue at the World Trade Organization (WTO), in June 2023, India agreed to terminate its WTO challenge to Section 232 and remove its retaliation on U.S. agricultural exports and the United States agreed to terminate its WTO challenge to India’s retaliation, with no changes to Section 232 tariffs on U.S. imports from India.

Since its implementation in March 2018, the Section 232 action has supported the U.S. steel industry’s and U. S. Steel’s investments in advanced steel production capabilities, technology, and skills, strengthening U.S. national and economic security. The Company continues to actively defend the Section 232 action.

In February 2019, the European Commission (EC) implemented a definitive safeguard on global steel imports in the form of TRQs that impose 25 percent tariffs on steel imports that exceed the TRQ limit. In June 2023, the EC concluded its fourth review of the safeguard, determining to maintain the TRQs until the safeguard expires in June 2024.

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

In January 2023, Cleveland-Cliffs and the USW filed new AD/CVD petitions on U.S. imports of tin mill products from eight countries. In June 2023, DOC issued an affirmative preliminary CVD determination regarding tin mill products from China and DOC is expected to issue preliminary AD determinations on all eight countries in August 2023. The ITC final phase hearing will likely be held in the fourth quarter of 2023.

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

The United States and EU are currently negotiating a global sustainable steel arrangement to restore market-oriented conditions and address carbon intensity that is targeted for completion by the end of 2023. In June 2023, to inform these ongoing discussions with the EU, USTR requested that the ITC conduct a Section 332 investigation to assess greenhouse gas emissions intensity of steel produced in the United States. The ITC initiated the Section 332 proceeding in July 2023, will collect information from domestic producers through mid-2024, and will issue a report in January 2025. U. S. Steel plans on actively participating in this Section 332 investigation.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2023. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the U.S. Securities and Exchange Commission are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, U. S. Steel’s disclosure controls and procedures were effective.
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

ENVIRONMENTAL PROCEEDINGS
The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of June 30, 2023, under federal and state environmental laws, and which U. S. Steel reasonably believes may result in monetary sanctions of at least $1 million (the threshold chosen by U. S. Steel as permitted by Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended). Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

As of June 30, 2023, U. S. Steel has received information requests or been identified as a PRP at a total of four CERCLA sites, three of which have liabilities that have not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at the other site will be over $5 million as described below.

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

Remediation contracts were issued by both USS and GLNPO for the first phase of the remedial work at the site during the fourth quarter of 2020. USS and GLNPO have completed the second phase of work at the site which extended through early 2022. The final phase of the remedial design has been defined and another amendment to the Project Agreement between U.S. Steel and GLNPO was executed in December 2021. Execution of this final phase is in progress and is expected to extend through 2023. USS' portion of additional, design, oversight costs, and implementation of all three phases of the preferred remedial alternative on the upland property and Estuary are currently estimated as of June 30, 2023 at approximately $17 million.

Resource Conservation Recovery Act (RCRA) and Other Remediation Sites

U. S. Steel may be liable for remediation costs under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. There are seven such sites where remediation is being sought involving amounts in excess of $1 million. Based on currently available information, which is in many cases preliminary and incomplete, management believes that liability for cleanup and remediation costs in connection with three sites may involve remediation costs between $1 million and $5 million per site and four sites are estimated to, or could have, costs for remediation, investigation, restoration or compensation in excess of $5 million per site.

For more information on the status of remediation activities at U. S. Steel’s significant sites, see the discussions below.

Gary Works

On October 23, 1998, the U.S. EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform an RCRA Facility Investigation, a Corrective Measures Study and Corrective Measure Implementation. Evaluations are underway at six groundwater areas on the east side of the facility. A remedial groundwater treatment system has been operating at one of the six areas since 2021. An Interim Stabilization Measure work plan was recently approved by the U.S. EPA for a second area and a contractor is completing installation of the remedial system. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $25 million as of June 30, 2023, based on our current estimate of known remaining costs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel had determined the most effective means to address the remaining impacted material was to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel awarded a contract for the implementation of the CAMU project during the fourth quarter of 2018. Construction, waste stabilization and placement, along with closure of the CAMU, were substantially completed in the fourth quarter of 2020. U. S. Steel has an accrued liability of approximately $18 million as of June 30, 2023 for our estimated share of the remaining costs of remediation at the site.

USS-UPI LLC

In February 2020, U. S. Steel purchased the remaining 50 percent interest in USS-POSCO Industries, a former joint venture that is located in Pittsburg, California between subsidiaries of U. S. Steel and POSCO, now known as USS-UPI, LLC. Prior to formation of the joint venture, UPI's facilities were previously owned and operated solely by U. S. Steel, which assumed responsibility for the existing environmental conditions. U. S. Steel continues to monitor the impacts of the remedial plan implemented in 2016 to address groundwater impacts from trichloroethylene at SWMU 4. Evaluations continue for the SWMUs, known as the Northern Boundary Group, and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As such, there has been no material change in the status of the project during the six months ended June 30, 2023. As of June 30, 2023, approximately $229,000 has been accrued for ongoing environmental studies, investigations and remedy monitoring. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, the U.S EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) in December 1997. In accordance with the consent decree, U. S. Steel initiated an RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management, with the approval of the U.S. EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. While work continues on different aspects of the program, there has been no material change in the status of the project during the six months ended June 30, 2023. In total, the accrued liability for remaining work under the Corrective Action Program, was approximately $361,000 as of June 30, 2023. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

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

Item 2.	PURCHASES OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASERS
Share repurchase activity under the Company's share repurchase program during the three months ended June 30, 2023 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs in effect at June 30, 2023 (a)
April 1 - 30, 2023	885,500	$25.36	885,500	$203,544,000
May 1 - 31, 2023	1,328,000	$21.77	1,328,000	$174,628,600
June 1 - 30, 2023	1,044,841	$22.61	1,044,841	$151,000,800
Quarter ended June 30, 2023	3,258,341	$23.02	3,258,341	$151,000,800
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

Insider Trading Arrangements and Policies

On May 10, 2023, James E. Bruno, Senior Vice President - European Solutions and President USSK, entered into a written trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Bruno’s trading arrangement covers the sale of up to 50,542 shares of U. S. Steel common stock and the exercise and sale of up to 8,270 non-qualified stock options from August 11, 2023 until February 29, 2024.

On June 6, 2023, David B. Burritt, President & Chief Executive Officer, entered into a written trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. Mr. Burritt’s trading arrangement covers the sale of up to 252,458 shares of U. S. Steel common stock from September 8, 2023 until May 31, 2024, provided that the sale price is at least $49.87 per share.

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

10.1	Fourth Amendment to ABL Credit Agreement by and among BRS Intermediate Holdings LLC, Big River Steel LLC, BRS Finance Corp. and Goldman Sachs Bank USA and each lender party thereto, dated as of June 16, 2023.

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure required under Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

101
The following financial information from United States Steel Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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

July 28, 2023
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.