Form 10-Q
period 2023-09-30
UNITED STATES STEEL CORP
filed 2023-10-27
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Common stock outstanding at October 23, 2023 – 223,038,500 shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections. Generally, we have identified such forward-looking statements by using the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “target,” “forecast,” “aim,” “should,” “plan,” “goal,” “future,” “will,” "may" and similar expressions or by using future dates in connection with any discussion of, among other things, the construction or operation of new or existing facilities or operating capabilities, the timing, size and form of share repurchase transactions, operating or financial performance, trends, events or developments that we expect or anticipate will occur in the future, statements relating to volume changes, share of sales and earnings per share changes, anticipated cost savings, potential capital and operational cash improvements, changes in the global economic environment, including supply and demand conditions, inflation, interest rates, supply chain disruptions and changes in prices for our products, international trade duties and other aspects of international trade policy, statements regarding our future strategies, products and innovations, statements regarding our greenhouse gas emissions reduction goals, statements regarding existing or new regulations and statements expressing general views about future operating results. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements include all statements that are not historical facts, but instead represent only the Company’s beliefs regarding goals, plans and expectations about our prospects for the future and other future events, many of which, by their nature, are inherently uncertain, qualified by important factors and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Management believes that these forward-looking statements are reasonable as of the time made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our Company's historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, whether the objectives of the Company’s previously announced strategic alternatives review process will be achieved; the terms, timing, structure, benefits and costs of any strategic transaction; whether any such transaction will be consummated at all; the risk that the strategic alternatives review process and its announcement could have an adverse effect on the ability of the Company to retain customers and retain and hire key personnel and maintain relationships with customers, suppliers, employees, shareholders and other business relationships and on its operating results and business generally; the risk that the strategic alternatives review process could divert the attention and time of the Company’s management, the risk of any unexpected costs or expenses resulting from the strategic alternatives review process; the risk of any litigation relating to the strategic alternatives review process; and the risks and uncertainties described in this report and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and those described from time to time in our future reports filed with the Securities and Exchange Commission (SEC).

References in this Quarterly Report on Form 10-Q to (i) "U. S. Steel," "the Company," "we," "us," and "our" refer to United States Steel Corporation and its consolidated subsidiaries unless otherwise indicated by the context and (ii) “Big River Steel” refer to Big River Steel Holdings LLC and its direct and indirect subsidiaries unless otherwise indicated by the context.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2023	2022	2023	2022
Net sales:
Net sales	$3,943	$4,667	$12,375	$15,304
Net sales to related parties (Note 19)	488	536	1,534	1,423
Total (Note 6)	4,431	5,203	13,909	16,727
Operating expenses (income):
Cost of sales (excludes items shown below)	3,838	4,359	11,952	12,843
Selling, general and administrative expenses	118	95	320	324
Depreciation, depletion and amortization	230	198	675	594
Earnings from investees	(51)	(71)	(76)	(202)
Asset impairment charges	—	—	4	157
Restructuring and other charges (Note 20)	18	23	21	57
Other losses (gains), net	1	(15)	(17)	(32)
Total	4,154	4,589	12,879	13,741
Earnings before interest and income taxes	277	614	1,030	2,986
Interest expense	16	38	63	127
Interest income	(39)	(15)	(103)	(20)
Other financial costs	7	7	19	27
Net periodic benefit income	(42)	(60)	(125)	(182)
Net gain from investments related to active employee benefits (Note 16)	(6)	—	(36)	—
Net interest and other financial benefits	(64)	(30)	(182)	(48)
Earnings before income taxes	341	644	1,212	3,034
Income tax expense (Note 12)	42	154	237	684
Net earnings	299	490	975	2,350
Less: Net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to United States Steel Corporation	$299	$490	$975	$2,350
Earnings per common share (Note 13):
Earnings per share attributable to United States Steel Corporation stockholders:
'-Basic	$1.34	$2.07	$4.33	$9.33
'-Diluted	$1.20	$1.85	$3.86	$8.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Net earnings	$299	$490	$975	$2,350
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	(35)	(92)	(4)	(220)
Changes in pension and other employee benefit accounts	(13)	—	(35)	(2)
Changes in derivative financial instruments	47	18	36	54
Changes in fair value of active employee benefit investments	1	—	3	—
Total other comprehensive income (loss), net of tax	—	(74)	—	(168)
Comprehensive income including noncontrolling interest	299	416	975	2,182
Comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive income attributable to United States Steel Corporation	$299	$416	$975	$2,182
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents (Note 7)	$3,222	$3,504
Receivables, less allowance of $39 and $38	1,404	1,485
Receivables from related parties (Note 19)	137	150
Inventories (Note 8)	2,304	2,359
Other current assets	328	368
Total current assets	7,395	7,866
Long-term restricted cash (Note 7)	32	31
Operating lease assets	116	146
Property, plant and equipment	23,097	21,222
Less accumulated depreciation and depletion	13,186	12,730
Total property, plant and equipment, net	9,911	8,492
Investments and long-term receivables, less allowance of $3 and $4	863	840
Intangibles, net (Note 9)	447	478
Deferred income tax benefits (Note 12)	—	10
Goodwill (Note 9)	920	920
Other noncurrent assets	711	675
Total assets	$20,395	$19,458
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$2,759	$2,873
Accounts payable to related parties (Note 19)	180	143
Payroll and benefits payable	498	493
Accrued taxes	169	271
Accrued interest	52	67
Current operating lease liabilities	45	49
Short-term debt and current maturities of long-term debt (Note 15)	98	63
Total current liabilities	3,801	3,959
Noncurrent operating lease liabilities	79	105
Long-term debt, less unamortized discount and debt issuance costs (Note 15)	4,129	3,914
Employee benefits	138	209
Deferred income tax liabilities (Note 12)	712	456
Deferred credits and other noncurrent liabilities	439	504
Total liabilities	9,298	9,147
Contingencies and commitments (Note 21)
Stockholders’ Equity (Note 17):
Common stock (284,962,478 and 282,487,412 shares issued) (Note 13)	285	283
Treasury stock, at cost (61,932,549 shares and 54,089,559 shares)	(1,402)	(1,204)
Additional paid-in capital	5,235	5,194
Retained earnings	6,971	6,030
Accumulated other comprehensive loss (Note 18)	(85)	(85)
Total United States Steel Corporation stockholders’ equity	11,004	10,218
Noncontrolling interests	93	93
Total liabilities and stockholders’ equity	$20,395	$19,458
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2023	2022
Increase (decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net earnings	$975	$2,350
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	675	594
Asset impairment charges	4	157
Restructuring and other charges (Note 20)	21	57
Pensions and other postretirement benefits	(124)	(164)
Active employee benefit investments	20	—
Deferred income taxes (Note 12)	275	561
Net gain on sale of assets	(2)	(10)
Equity investee earnings, net of distributions received	(75)	(181)
Changes in:
Current receivables	99	(36)
Inventories	52	(697)
Current accounts payable and accrued expenses	76	188
Income taxes receivable/payable	(86)	(88)
All other, net	(199)	19
Net cash provided by operating activities	1,711	2,750
Investing activities:
Capital expenditures	(1,939)	(1,138)
Proceeds from cost reimbursement government grants (Note 21)	—	53
Proceeds from sale of assets	4	28
Other investing activities	—	(8)
Net cash used in investing activities	(1,935)	(1,065)
Financing activities:
Issuance of long-term debt, net of financing costs (Note 15)	241	291
Repayment of long-term debt (Note 15)	(69)	(375)
Common stock repurchased (Note 22)	(175)	(699)
Proceeds from government incentives (Note 21)	—	82
Other financing activities	(50)	(51)
Net cash used in financing activities	(53)	(752)
Effect of exchange rate changes on cash	(3)	(46)
Net (decrease) increase in cash, cash equivalents and restricted cash	(280)	887
Cash, cash equivalents and restricted cash at beginning of year (Note 7)	3,539	2,600
Cash, cash equivalents and restricted cash at end of period (Note 7)	$3,259	$3,487

Non-cash investing and financing activities:
Change in accrued capital expenditures	$(82)	$373
U. S. Steel common stock issued for employee/non-employee director stock plans	29	46
Capital expenditures funded by finance lease borrowings	74	43
Export Credit Agreement (ECA) financing	5	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1.     Basis of Presentation and Significant Accounting Policies
The year-end Consolidated Balance Sheet data was derived from audited statements but does not include all disclosures required for complete financial statements by accounting principles generally accepted in the United States of America (U.S. GAAP). The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair statement of the results for the periods covered, including assessment of certain accounting matters using all available information such as consideration of forecasted financial information in context with other information reasonably available to us. However, our future assessment of our current expectations could result in material impacts to our consolidated financial statements in future reporting periods. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the SEC and do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which should be read in conjunction with these condensed financial statements.

2.    New Accounting Standards

During the nine months ended September 30, 2023, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company's financial position, operations or cash flows.
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
The Company has a supply chain finance (SCF) arrangement with a third-party administrator which allows participating suppliers, at their sole discretion, to make offers to sell payment obligations of the Company prior to their scheduled due dates at a discounted price to a participating financial institution. The third-party administrator entered into a separate agreement with the Export Import Bank of the United States to guarantee 90 percent of supplier obligations sold for up to $200 million. No guarantees or collateral are provided by the Company or any of its subsidiaries under the SCF program, and the Company does not benefit from any preferential payment terms or discounts as a result of supplier participation.
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
The underlying costs from suppliers that elected to participate in the SCF program are generally recorded in cost of sales in the Company’s Condensed Consolidated Statement of Operations. Amounts due to suppliers who participate in the SCF program are reflected in accounts payable and accrued expenses on the Company’s Condensed Consolidated Balance Sheet and payments on the obligations by our suppliers are included in cash used in operating activities in the Condensed Consolidated Statement of Cash Flows. As of September 30, 2023, accounts payable and accrued expenses included $93 million of outstanding payment obligations which suppliers elected to sell to participating financial institutions.
In October 2021, the FASB issued Accounting Standards Update 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08). ASU 2021-08 requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. ASU 2021-08 is effective for public companies with fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption of all amendments in the same period permitted. U. S. Steel adopted this guidance effective January 1, 2023, and will apply it to any future business combinations.
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

The results of segment operations for the three months ended September 30, 2023, and 2022 are:

(In millions) Three Months Ended September 30, 2023	Customer Sales	Intersegment Sales	Net Sales	Earnings from investees	Earnings (loss) before interest and income taxes(a)
Flat-Rolled	$2,749	$85	$2,834	$39	$225
Mini Mill	529	140	669	—	42
USSE	838	6	844	—	(13)
Tubular	314	—	314	12	87
Total reportable segments	4,430	231	4,661	51	341
Other	1	—	1	—	7
Reconciling Items and Eliminations	—	(231)	(231)	—	(71)
Total	$4,431	$—	$4,431	$51	$277

Three Months Ended September 30, 2022
Flat-Rolled	$3,248	$104	$3,352	$59	$518
Mini Mill	602	60	662	—	1
USSE	925	2	927	—	(32)
Tubular	425	—	425	12	155
Total reportable segments	5,200	166	5,366	71	642
Other	3	—	3	—	21
Reconciling Items and Eliminations	—	(166)	(166)	—	(49)
Total	$5,203	$—	$5,203	$71	$614
(a) Earnings (loss) before interest and income taxes has been updated for the three months ended September 30, 2022, for Flat-Rolled and Reconciling Items and Eliminations. This is the result of a retroactive adjustment for the reclassification of stock-based compensation expense as an item not allocated to segment results. See the schedule of reconciling items to consolidated earnings before interest and income taxes below for further details.

The results of segment operations for the nine months ended September 30, 2023, and 2022 are:

(In millions) Nine Months Ended September 30, 2023	Customer Sales	Intersegment Sales	Net Sales	Earnings from investees	Earnings (loss) before interest and income taxes(a)
Flat-Rolled	$8,275	$268	$8,543	$52	$449
Mini Mill	1,701	379	2,080	—	186
USSE	2,708	19	2,727	—	25
Tubular	1,217	1	1,218	24	476
Total reportable segments	13,901	667	14,568	76	1,136
Other	8	—	8	—	(2)
Reconciling Items and Eliminations	—	(667)	(667)	—	(104)
Total	$13,909	$—	$13,909	$76	$1,030

Nine Months Ended September 30, 2022
Flat-Rolled	$9,926	$303	$10,229	$175	$1,840
Mini Mill	2,158	337	2,495	—	549
USSE	3,518	10	3,528	—	512
Tubular	1,115	5	1,120	27	339
Total reportable segments	16,717	655	17,372	202	3,240
Other	10	—	10	—	16
Reconciling Items and Eliminations	—	(655)	(655)	—	(270)
Total	$16,727	$—	$16,727	$202	$2,986
(a) Earnings (loss) before interest and income taxes has been updated for the nine months ended September 30, 2022, for Flat-Rolled and Reconciling Items and Eliminations. This is the result of a retroactive adjustment for the reclassification of stock-based compensation expense as an item not allocated to segment results. See the schedule of reconciling items to consolidated earnings before interest and income taxes below for further details.

A summary of total assets by segment is as follows:

(In millions)	September 30, 2023	December 31, 2022
Flat-Rolled	$7,779	$7,936
Mini Mill (a)	7,074	5,787
USSE (b)	2,240	2,175
Tubular	1,027	1,140
Total reportable segments	$18,120	$17,038
Other	$136	$141
Corporate, reconciling items, and eliminations (b) (c)	2,139	2,279
Total assets	$20,395	$19,458
(a) Includes assets of $2.5 billion and $1.4 billion at September 30, 2023, and December 31, 2022, respectively, related to a new technologically advanced flat rolled steelmaking facility, Big River 2 (BR2), currently under construction near Osceola, Arkansas.
(b) In the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the amounts disclosed for total assets for USSE and Corporate were inadvertently misstated for an intersegment balance. Management determined the disclosure misstatement was not material to the 2022 financial statements. The revised amounts have been included in the table above.
(c) The majority of corporate, reconciling items, and eliminations is comprised of cash and the elimination of intersegment amounts.

The following is a schedule of reconciling items to consolidated earnings before interest and income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Items not allocated to segments:
Restructuring and other charges (Note 20)	$(18)	$(23)	$(21)	$(57)
Stock-based compensation expense (Note 11)	(14)	(13)	(37)	(45)
Asset impairment charges	—	—	(4)	(157)
Environmental remediation charges	(9)	(13)	(11)	(13)
Strategic alternatives review process costs	(16)	—	(16)	—
Granite City idling costs	(14)	—	(14)	—
Other charges, net	—	—	(1)	2
Total reconciling items	$(71)	$(49)	$(104)	$(270)

5.    Disposition

In January 2022, the Company informed its employees, customers, and other key stakeholders that the Company would be idling its subsidiary in Pittsburg, California, USS-UPI, LLC ("UPI"), at the end of 2023. UPI primarily produces galvanized sheet and tin mill products. In September 2023, the Company issued WARN notices to employees at UPI to notify them of employment losses resulting from the idling of operations. As of September 30, 2023, the Company had accrued a total of $120 million for severance, exit costs and employee benefits. $1 million of these charges were incurred during the nine months ended September 30, 2023. No payments for these charges have been made as of September 30, 2023. The Company has previously committed to, and continues to intend to, pursue the disposition of certain assets related to the UPI facility.
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

The following tables disaggregate our revenue by product for each of the reportable business segments for the three months and nine months ended September 30, 2023, and 2022, respectively:

Net Sales by Product (In millions):

Three Months Ended September 30, 2023	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$68	$—	$43	$—	$—	$111
Hot-rolled sheets	422	263	388	—	—	1,073
Cold-rolled sheets	916	101	61	—	—	1,078
Coated sheets	893	164	312	—	—	1,369
Tubular products	—	—	13	310	—	323
All Other (a)	450	1	21	4	1	477
Total	$2,749	$529	$838	$314	$1	$4,431
(a) Consists primarily of sales of raw materials and coke making by-products.

Three Months Ended September 30, 2022	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$48	$—	$27	$—	$—	$75
Hot-rolled sheets	622	332	389	—	—	1,343
Cold-rolled sheets	974	92	73	—	—	1,139
Coated sheets	1,127	176	376	—	—	1,679
Tubular products	—	—	20	418	—	438
All Other (a)	477	2	40	7	3	529
Total	$3,248	$602	$925	$425	$3	$5,203
(a) Consists primarily of sales of raw materials and coke making by-products.

Nine Months Ended September 30, 2023	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$204	$—	$113	$—	$—	$317
Hot-rolled sheets	1,525	926	1,243	—	—	$3,694
Cold-rolled sheets	2,775	275	212	—	—	$3,262
Coated sheets	2,668	496	1,009	—	—	$4,173
Tubular products	—	—	40	1,203	—	$1,243
All Other (a)	1,103	4	91	14	8	$1,220
Total	$8,275	$1,701	$2,708	$1,217	$8	$13,909
(a) Consists primarily of sales of raw materials and coke making by-products.

Nine Months Ended September 30, 2022	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$177	$—	$90	$—	$—	$267
Hot-rolled sheets	1,846	1,238	1,618	—	—	$4,702
Cold-rolled sheets	3,053	307	335	—	—	$3,695
Coated sheets	3,687	606	1,315	—	—	$5,608
Tubular products	—	—	56	1,103	—	$1,159
All Other (a)	1,163	7	104	12	10	$1,296
Total	$9,926	$2,158	$3,518	$1,115	$10	$16,727
(a) Consists primarily of sales of raw materials and coke making by-products.
7.     Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within U. S. Steel's Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statement of Cash Flows:

(In millions)	September 30, 2023	December 31, 2022	September 30, 2022
Cash and cash equivalents	$3,222	$3,504	$3,364
Restricted cash in other current assets	5	4	—
Long-term restricted cash	32	31	123
Total cash, cash equivalents and restricted cash	$3,259	$3,539	$3,487

Amounts included in restricted cash represent cash balances which are legally or contractually restricted, primarily for insurance purposes, environmental liabilities and other capital projects.
8.    Inventories
The last-in, first-out (LIFO) method is the predominant method of inventory costing for our Flat-Rolled and Tubular segments. The first-in, first-out (FIFO) and moving average methods are the predominant inventory costing methods for our Mini Mill segment and the FIFO method is the predominant inventory costing method for our USSE segment. At September 30, 2023, and December 31, 2022, the LIFO method accounted for 44 percent and 43 percent of total inventory values, respectively.

(In millions)	September 30, 2023	December 31, 2022
Raw materials	$850	$1,098
Semi-finished products	934	811
Finished products	477	398
Supplies and sundry items	43	52
Total	$2,304	$2,359
Current acquisition costs for LIFO inventories were estimated to exceed the above inventory values by $1.3 billion and $1.2 billion at September 30, 2023, and December 31, 2022, respectively. As a result of the liquidation of LIFO inventories, cost of sales decreased and earnings before interest and income taxes increased by $33 million and $45 million for the three months and nine months ended September 30, 2023, respectively. Cost of sales decreased and earnings before interest and income taxes increased by $1 million and $8 million for the three and nine months ended September 30, 2022, respectively, as a result of liquidation of LIFO inventories.
9.     Intangible Assets and Goodwill
Intangible assets that are being amortized on a straight-line basis over their estimated useful lives are detailed below:

		As of September 30, 2023			As of December 31, 2022
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22 Years	$413	$51	$362	$413	$37	$376
Patents	5-15 Years	17	13	4	17	12	5
Energy Contract	2 Years	54	48	6	54	32	22
Total amortizable intangible assets		$484	$112	$372	$484	$81	$403
Amortization expense was $31 million for both the nine months ended September 30, 2023 and 2022.
Total estimated amortization expense for the remainder of 2023 is $10 million. We expect approximately $98 million in total amortization expense from 2024 through 2028 and approximately $263 million in remaining amortization expense thereafter.
The carrying amount of acquired water rights with indefinite lives as of September 30, 2023, and December 31, 2022, totaled $75 million.
Below is a summary of goodwill by segment for the nine months ended September 30, 2023:

	Flat-Rolled	Mini Mill	USSE	Tubular	Total
Balance at December 31, 2022	$—	$916	$4	$—	$920
Additions	—	—	—	—	—
Balance at September 30, 2023	$—	$916	$4	$—	$920

10.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost (income) for the three months ended September 30, 2023, and 2022:

	Pension Benefits		Other Benefits
(In millions)	2023	2022	2023	2022
Service cost	$9	$11	$1	$2
Interest cost	56	40	17	13
Expected return on plan assets	(82)	(89)	(15)	(23)
Amortization of prior service cost (credit)	4	—	(6)	(6)
Amortization of actuarial net loss (gain)	3	18	(18)	(13)
Net periodic benefit income, excluding below	(10)	(20)	(21)	(27)
Multiemployer plans	20	18	—	—
Net periodic benefit cost (income)	$10	$(2)	$(21)	$(27)
The following table reflects the components of net periodic benefit cost (income) for the nine months ended September 30, 2023, and 2022:

	Pension Benefits		Other Benefits
(In millions)	2023	2022	2023	2022
Service cost	$25	$33	$4	$6
Interest cost	166	118	51	37
Expected return on plan assets	(246)	(267)	(45)	(68)
Amortization of prior service cost (credit)	13	1	(18)	(19)
Amortization of actuarial net loss (gain)	9	54	(54)	(39)
Net periodic benefit income, excluding below	(33)	(61)	(62)	(83)
Multiemployer plans	62	56	—	—
Settlement, termination and curtailment losses (a)	—	4	—	2
Net periodic benefit cost (income)	$29	$(1)	$(62)	$(81)
(a) During the nine months ended September 30, 2022, pension and other postretirement benefits incurred special termination charges of approximately $6 million due to workforce restructuring.

Employer Contributions
During the first nine months of 2023, U. S. Steel made cash payments of $61 million to the Steelworkers Pension Trust and $3 million of pension payments not funded by trusts.

During the first nine months of 2023, cash payments of $28 million were made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $13 million and $11 million for the three months ended September 30, 2023, and 2022, respectively. Company contributions to defined contribution plans totaled $37 million and $34 million for the nine months ended September 30, 2023, and 2022, respectively.

11.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee (the Committee) of the Board of Directors, or its designee, under the 2005 Stock Incentive Plan (the 2005 Plan) and the 2016 Omnibus Incentive Compensation Plan, as amended and restated (the Omnibus Plan). On April 26, 2016, the Company's stockholders approved the Omnibus Plan and, between 2016 and the present, authorized the Company to issue up to 32,700,000 shares in the aggregate of U. S. Steel common stock under the Omnibus Plan. While the awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of September 30, 2023, there were 6,147,757 shares available for future grants under the Omnibus Plan.

Recent grants of stock-based compensation consist of restricted stock units, total stockholder return (TSR) performance awards and return on capital employed (ROCE) performance awards. Shares of common stock under the Omnibus Plan are issued from authorized, but unissued stock. The following table is a summary of the awards made under the Omnibus Plan during the first nine months of 2023 and 2022.

	2023		2022
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Restricted Stock Units	1,281,020	$29.90	1,225,820	$24.26
Performance Awards (c)
TSR	185,120	$37.41	236,520	$28.41
ROCE (d)	357,020	$29.35	408,870	$23.59
Performance-Based Restricted Stock Units	—	$—	83,951	$23.07
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted average for all grants during the period.
(c) The number of performance awards shown represents the target share grant of the award.
(d) A portion of ROCE awards granted in 2023 and 2022 are not shown in the table because they were granted in cash.

U. S. Steel recognized pretax stock-based compensation expense in the amount of $14 million and $13 million in the three-month periods ended September 30, 2023, and 2022, respectively and $37 million and $45 million in the first nine months of 2023 and 2022, respectively.

As of September 30, 2023, total future compensation expense related to nonvested stock-based compensation arrangements was $56 million, and the weighted average period over which this expense is expected to be recognized is approximately 24 months.

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

TSR performance awards may vest at varying levels at the end of a three-year performance period if U. S. Steel’s total shareholder return compared to the total shareholder return of a peer group of companies meets performance criteria during the three-year performance period. TSR is calculated as follows: 20 percent for each year in the three-year performance period and 40 percent for the full three-year period. TSR performance awards may vest and pay out 50 percent at the threshold level, 100 percent at the target level and 200 percent at the maximum level. Payment for performance in between the threshold percentages will be interpolated. The fair value of the performance awards is calculated using a Monte-Carlo simulation.

ROCE performance awards may vest at the end of a three-year performance period contingent upon meeting ROCE performance goals approved by the Committee. For the 2022 and 2023 ROCE performance awards, each year in the three-year performance period is weighted at 20 percent and the full three-year period is weighted at 40 percent of the total award. ROCE performance awards may vest and pay out 50 percent at the threshold level, 100 percent at the target level and 200 percent at the maximum level. Payment for performance in between the threshold percentages will be interpolated. The fair value of the ROCE performance awards is the average market price of the underlying common stock on the date of grant.

In December 2021, and August 2022, special performance-based restricted stock unit awards (PSUs) were granted to members of the Company’s executive leadership team. Shares are earned based on the achievement of certain pre-set quantitative performance criteria during the four-year performance period, January 1, 2022, through December 31, 2025. Shares may vest following the expiration of the Performance Period if the Company satisfies the performance criteria.

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

For the PSU awards, a pay out is achievable at threshold (50% of target), target (100% of target) or maximum (200% of target) performance achievement. Pay out amounts will be interpolated between the threshold, target and maximum amounts.
12.    Income Taxes
Tax provision
For the nine months ended September 30, 2023, and 2022, the Company recorded a tax provision of $237 million and $684 million, respectively. The tax provisions for the first nine months of 2023 and 2022 were based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss and discrete items recognized during the period, if applicable.

The tax provision for the nine months ended September 30, 2023, includes a benefit of $31 million related to the filing of the 2022 federal income tax return, as well as an additional benefit of $12 million related to the adjustment of prior years’ federal income taxes.

The tax provision for the nine months ended September 30, 2022, includes an expense of $19 million related to the filing of the 2021 federal income tax return, as well as an additional expense of $13 million related to the reduction in the Pennsylvania corporate net income tax rate which is being phased in over nine years beginning in 2023.

Throughout the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2023 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2023 could be materially different from the forecasted amount used to estimate the tax provision for the nine months ended September 30, 2023.

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

On August 16, 2022, H.R. 5376 (commonly called the Inflation Reduction Act of 2022) was signed into law, which, among other things, implemented a corporate alternative minimum tax (CAMT) of 15 percent on net book income of certain large corporations adjusted for certain items prescribed by the legislation. The tax provision for the nine months ended September 30, 2023, reflects the impact of CAMT, which is not material to the Condensed Consolidated Financial Statements.

13.    Earnings and Dividends Per Common Share
Earnings Per Share Attributable to United States Steel Corporation Stockholders
The effect of dilutive securities on weighted average common shares outstanding included in the calculation of diluted earnings per common share for the three and nine months ended September 30, 2023, and September 30, 2022, were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2023	2022	2023	2022
Earnings attributable to United States Steel Corporation stockholders:
Basic	$299	$490	$975	$2,350
Interest expense on Senior Convertible Notes, net of tax	3	3	10	10
Diluted	$302	$493	$985	$2,360
Weighted-average shares outstanding (in thousands):
Basic	223,109	237,094	225,311	251,848
Effect of Senior Convertible Notes	26,194	26,194	26,194	26,194
Effect of stock options, restricted stock units and performance awards	3,767	2,976	3,575	3,527
Diluted	253,070	266,264	255,080	281,569
Earnings per share attributable to United States Steel Corporation stockholders:
Basic	$1.34	$2.07	$4.33	$9.33
Diluted	$1.20	$1.85	$3.86	$8.38
Excluded from the computation of diluted earnings per common share due to their anti-dilutive effect were 0.3 million and 0.4 million outstanding securities granted under the Omnibus Plan for the three and nine months ended September 30, 2023, respectively, and 1.7 million and 0.7 million outstanding securities granted under the Omnibus Plan for the three and nine months ended September 30, 2022, respectively.

The dividend for each of the first, second and third quarters of 2023 and 2022 was five cents per common share.
14.    Derivative Instruments
U. S. Steel uses foreign exchange forward sales contracts (foreign exchange forwards) with maturities up to 14 months to manage our currency requirements and exposure to foreign currency exchange rate fluctuations. The USSE and Flat-Rolled segments use hedge accounting for their foreign exchange forwards. The Mini Mill segment has foreign exchange forwards for which hedge accounting has not been elected; therefore, the changes in the fair value of their foreign exchange forwards are recognized immediately in the Consolidated Statements of Operations (mark-to-market accounting).

U. S. Steel also uses financial swaps to protect from the commodity price risk associated with purchases of natural gas, zinc, tin, electricity and iron ore (commodity purchase swaps). We elected cash flow hedge accounting for commodity purchase swaps for natural gas, zinc and tin and iron ore and use mark-to-market accounting for electricity swaps. The commodity purchase swaps where hedge accounting was elected have maturities up to 15 months. The commodity purchase swaps where hedge accounting was not elected have maturities of up to 3 months.

U. S. Steel has entered into financial swaps that are used to partially manage the sales price risk of certain hot-rolled coil sales (sales swaps) and iron ore sales (zero cost collars and swaps). Both the sales swaps and the zero cost collars are accounted for using hedge accounting and have maturities of up to 6 months.

The table below shows the outstanding swap quantities used to hedge forecasted purchases and sales as of September 30, 2023, and September 30, 2022:

Hedge Contracts	Classification	September 30, 2023	September 30, 2022
Natural gas (in mmbtus)	Commodity purchase swaps	21,393,000	59,215,000
Tin (in metric tons)	Commodity purchase swaps	230	885
Zinc (in metric tons)	Commodity purchase swaps	21,100	10,666
Electricity (in megawatt hours)	Commodity purchase swaps	146,400	547,680
Iron ore (in metric tons)	Commodity purchase swaps	123,300	—
Iron ore (in metric tons)	Zero-cost collars	—	432,000
Iron ore (in metric tons)	Sales swaps	483,300	—
Hot-rolled coils (in tons)	Sales swaps	310,000	44,000
Foreign currency (in millions of euros)	Foreign exchange forwards	€441	€292
Foreign currency (in millions of dollars)	Foreign exchange forwards	$57	$118
Foreign currency (in millions of CAD)	Foreign exchange forwards	$—	$4

The following summarizes the fair value amounts included in our Condensed Consolidated Balance Sheets as of September 30, 2023, and December 31, 2022:

Balance Sheet Location (in millions)	September 30, 2023	December 31, 2022
Designated as Hedging Instruments
Accounts receivable	$30	$20
Accounts payable	49	68
Investments and long-term receivables	1	—
Other long-term liabilities	4	15
Not Designated as Hedging Instruments
Accounts receivable	2	13
Investments and long-term receivables	—	1
The table below summarizes the effect of hedge accounting on Accumulated Other Comprehensive Income (AOCI) and amounts reclassified from AOCI into earnings for the three and nine months ended September 30, 2023, and 2022:

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Location of Reclassification from AOCI (a)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Sales swaps	$10	$9	Net sales	$(4)	$9
Commodity purchase swaps	32	2	Cost of sales (b)	(32)	46
Foreign exchange forwards	19	13	Cost of sales	(5)	—
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items resulting in immaterial ineffectiveness.
(b) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Location of Reclassification from AOCI (a)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Sales swaps	$10	$33	Net sales	$(13)	$(29)
Commodity purchase swaps	23	17	Cost of sales (b)	(77)	89
Foreign exchange forwards	14	22	Cost of sales	(2)	30
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items resulting in immaterial ineffectiveness.
(b) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.
At current contract values, $21 million currently in AOCI as of September 30, 2023, will be recognized as an increase in cost of sales over the next year and $2 million currently in AOCI as of September 30, 2023, will be recognized an increase in net sales over the next year.
Foreign exchange forwards and financial swaps where hedge accounting was not elected generated a net loss of $0.3 million and $10 million for the three and nine months ended September 30, 2023, respectively. The gain recognized for foreign exchange forwards and financial sales swaps where hedge accounting was not elected was $18 million and $12 million for the three and nine months ended September 30, 2022, respectively.

15.    Debt

(In millions)	Issuer/Borrower	Interest Rates %	Maturity	September 30, 2023	December 31, 2022
2037 Senior Notes	U. S. Steel	6.650	2037	274	274
2026 Senior Convertible Notes	U. S. Steel	5.000	2026	350	350
2029 Senior Notes	U. S. Steel	6.875	2029	475	475
2029 Senior Secured Notes	Big River Steel	6.625	2029	720	720
Environmental Revenue Bonds	U. S. Steel	4.125 - 6.750	2024 - 2053	1,164	924
Environmental Revenue Bonds	Big River Steel	4.500 - 4.750	2049	752	752
Finance leases and all other obligations	U. S. Steel	Various	2023 - 2029	150	100
Finance leases and all other obligations	Big River Steel	Various	2023 - 2027	171	176
Export Credit Agreement	U. S. Steel	Variable	2031	103	136
Credit Facility Agreement	U. S. Steel	Variable	2027	—	—
Big River Steel ABL Facility	Big River Steel	Variable	2026	—	—
USSK Credit Agreement	U. S. Steel Kosice	Variable	2026	—	—
USSK Credit Facility	U. S. Steel Kosice	Variable	2024	—	—
Total Debt				4,159	3,907
Less unamortized discount, premium, and debt issuance costs				(68)	(70)
Less short-term debt, long-term debt due within one year, and short-term issuance costs				98	63
Long-term debt				$4,129	$3,914

Arkansas Development Finance Authority Environmental Improvement Revenue Bonds, Series 2023

On May 18, 2023, U. S. Steel closed on an offering consisting of an aggregate principal amount of $240 million unsecured Arkansas Development Finance Authority environmental improvement revenue bonds, which carry a green bond designation. The bonds, issued through Arkansas Development Finance Authority, have a coupon rate of 5.700% and carry a final maturity of 2053 (2053 ADFA Green Bonds). U. S. Steel received net proceeds of approximately $238 million after fees of approximately $2 million related to the underwriting and third-party expenses, and will pay semiannual interest. The net proceeds from the issuance of the 2053 ADFA Green Bonds were used to partially fund work related to BR2, currently under construction near Osceola, Arkansas.

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

Big River Steel LLC must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent twelve consecutive months when availability under the Big River Steel ABL Facility is less than the greater of ten percent of the borrowing base availability and $13 million. Based on the most recent four quarters as of September 30, 2023, Big River Steel would have met the fixed charge coverage ratio test. The facility includes affirmative and negative covenants and events of default that are customary for facilities of this type.

There were no amounts outstanding under the Big River Steel ABL Facility at September 30, 2023.

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

The Credit Facility Agreement provides for borrowings for working capital and general corporate purchases in an amount equal to the lesser of (a) $1,750 million or (b) a borrowing base calculated based on specified percentages of eligible accounts receivable and inventory, subject to certain adjustments and reserves. As of September 30, 2023, there were approximately $4 million of letters of credit issued and no amounts drawn under the Credit Facility Agreement. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of ten percent of the maximum facility availability and $140 million. Based on the most recent four quarters as of September 30, 2023, the Company would have met the fixed charge coverage ratio test.

U. S. Steel Košice (USSK) Credit Facilities
On September 28, 2023, the Company elected to reduce the size of the USSK Credit Agreement from €300 million to €150 million (approximately $159 million). The reduced credit facility size supports USSK’s liquidity needs and is consistent with efforts to optimize costs and the global liquidity position. The USSK Credit Agreement matures in 2026 and contains sustainability targets related to greenhouse gas emissions intensity reduction, safety performance and facility certification by ResponsibleSteel™.

Under the USSK Credit Agreement, USSK is required to maintain a net debt to EBITDA ratio of less than 3.50:1.00 (the “EBITDA Ratio Covenant”), as measured on a rolling twelve month basis on June 30th and December 31st of each year. In April 2023, after determining that USSK may not be able to comply with the EBITDA Ratio Covenant at June 30, 2023, based on forecasted EBITDA at the time, USSK requested a waiver of the EBITDA Ratio Covenant from its lenders for the period ending June 30, 2023. The waiver was approved unanimously by USSK’s lender group. At September 30, 2023, the USSK Credit Agreement was undrawn and fully available.

During the first quarter of 2023, USSK increased the size of its €20 million credit facility to €30 million (approximately $32 million) (the USSK Credit Facility). At September 30, 2023, USSK had no borrowings under the USSK Credit Facility, and the availability was approximately $16 million due to approximately $16 million of customs and other guarantees outstanding.
16.    Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, current accounts and notes receivable, accounts payable and accrued interest included in the Condensed Consolidated Balance Sheet approximate fair value. See Note 14 for disclosure of U. S. Steel’s derivative instruments, which are accounted for at fair value on a recurring basis.
Stelco Option for Minntac Mine Interest
On April 30, 2020, the Company entered into an Option Agreement with Stelco, Inc. (Stelco), that grants Stelco the option to purchase a 25 percent interest (Option Interest) in a to-be-formed entity (Joint Venture) that will own the Company’s current iron ore mine located in Mt. Iron, Minnesota (Minntac Mine). As consideration for the Option Interest, Stelco paid the Company an aggregate amount of $100 million in five $20 million installments during the year-ended December 31, 2020, which are recorded net of transaction costs in noncontrolling interests in the Condensed Consolidated Balance Sheet. The option can be exercised any time before January 31, 2027, and in the event Stelco exercises the option, Stelco will contribute an additional $500 million to the Joint Venture, which amount shall be remitted solely to U. S. Steel in the form of a one-time special distribution, and the parties will engage in good faith negotiations to finalize the master agreement (pursuant to which Stelco will acquire the Option Interest) and the limited liability company agreement of the Joint Venture.

Surplus VEBA assets
During the fourth quarter 2022, U. S. Steel and the United Steelworkers (USW) agreed to utilize the overfunded OPEB plans to support the benefits provided to active represented employees. Beginning January 1, 2023, this agreement allows the Company to use a certain amount of surplus VEBA assets (the surplus amount) to pay for legally permissible benefits under Section 501(c)(9) of the Internal Revenue Code for active employees and retirees of the USW. The surplus amount of $595 million was determined as of December 31, 2022, and was the balance of VEBA assets in excess of 135% of the retiree obligation at that time. On January 1, 2023, a subaccount was created and consisted of a pro-rata share of the existing trust. On February 1, 2023, using January 31, 2023 asset values, a new investment strategy was implemented and comprised of existing investments from the VEBA trust and cash. On February 1, 2023, certain assets were transferred from the VEBA to the subaccount. The Company is permitted to withdraw a target of $75 million annually, with a guaranteed annual minimum of $50 million, on a quarterly pro rata basis, from the subaccount to cover the cost of the permissible benefits for active USW employees and USW retirees. The surplus VEBA assets subaccount portfolio consists of fixed income securities including corporate bonds, U.S. government bonds, and U.S. Treasury notes, in addition to alternatives including investments in private credit partnerships and real estate funds. A portion of the corporate bonds are classified as available-for-sale debt securities, with unrealized gains and losses reported in Accumulated other comprehensive loss. Upon sale, realized gains and losses are reported in earnings. All other investments in the subaccount are financial instruments measured at fair value or net asset value, with gains and losses recognized through net earnings and are reported as Net gain from investments related to active employee benefits on the Company's Condensed Consolidated Statements of Operations.

As of September 30, 2023, the fair value of the surplus VEBA assets subaccount portfolio was $578 million, with $75 million in Other current assets and $503 million in Other noncurrent assets on the Condensed Consolidated Balance Sheet. As of September 30, 2023, the value of the investment in corporate bonds classified as available-for-sale debt securities was $216 million.

During the three months ended September 30, 2023, a pretax net gain of $6 million and an immaterial pretax net gain were recognized in Net gain from investments related to active employee benefits and in Accumulated other comprehensive income (loss), respectively. During the nine months ended September 30, 2023, a pretax net gain of $36 million and $4 million were recognized in Net gain from investments related to active employee benefits and in Accumulated other comprehensive income (loss), respectively.

The fair value of the subaccount portfolio by asset category as of September 30, 2023 were as follows (in millions):

	September 30, 2023
	Level 1	Level 2	Level 3	measured at NAV (a)	Total
Asset Category
Fixed Income
Corporate bonds - U.S.	—	197	—	—	197
Corporate bonds - Non-U.S.	—	58	—	—	58
U.S. government bonds	—	98	—	—	98
Mortgage and asset-backed securities	—	12	—	—	12
Total fixed income	$—	$365	$—	$—	$365
Alternatives
Private credit partnerships	—	—	59	60	119
Other alternatives	—	—	—	18	18
Total alternatives	$—	$—	$59	$78	$137
Commingled Funds	—	—	—	69	69
Other (b)	7	—	—	—	7
Total assets at fair value	$7	$365	$59	$147	$578
(a) In accordance with ASC Topic 820, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
(b) Includes cash, accrued income, and miscellaneous payables.

The following table summarizes U. S. Steel’s financial liabilities that were not carried at fair value at September 30, 2023, and December 31, 2022. The fair value of long-term debt was determined using Level 2 inputs.

	As of September 30, 2023		As of December 31, 2022
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$4,132	$3,906	$3,815	$3,701
(a) Excludes finance lease obligations.

17.    Statement of Changes in Stockholders' Equity

The following table reflects the first nine months of 2023 and 2022 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Nine Months Ended September 30, 2023 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$10,311	$6,030	$(85)	$283	$(1,204)	$5,194	$93
Comprehensive income (loss):
Net earnings	199	199	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	(10)	—	(10)	—	—	—	—
Currency translation adjustment	32	—	32	—	—	—	—
Derivative financial instruments	(44)	—	(44)	—	—	—	—
Active employee benefit investments	3	—	3	—	—	—	—
Employee stock plans	(9)	—	—	2	(22)	11	—
Common stock repurchased	(75)	—	—	—	(75)	—	—
Dividends paid on common stock	(12)	(12)	—	—	—	—	—
Balance at March 31, 2023	$10,395	$6,217	$(104)	$285	$(1,301)	$5,205	$93
Comprehensive income (loss):
Net earnings	477	477	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	(12)	—	(12)	—	—	—	—
Currency translation adjustment	(1)	—	(1)	—	—	—	—
Derivative financial instruments	33	—	33	—	—	—	—
Active employee benefit investments	(1)	—	(1)	—	—	—	—
Employee stock plans	14	—	—	—	1	13	—
Common stock repurchased	(75)	—	—	—	(75)	—	—
Excise tax on common stock repurchased	(1)	—	—	—	(1)	—	—
Dividends paid on common stock	(11)	(11)	—	—	—	—	—
Balance at June 30, 2023	$10,818	$6,683	$(85)	$285	$(1,376)	$5,218	$93
Comprehensive income (loss):
Net earnings	299	299	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	(13)	—	(13)	—	—	—	—
Currency translation adjustment	(35)	—	(35)	—	—	—	—
Derivative financial instruments	47	—	47	—	—	—	—
Active employee benefit investments	1	—	1	—	—	—	—
Employee stock plans	16	—	—	—	(1)	17	—
Common stock repurchased	(25)	—	—	—	(25)	—	—
Dividends paid on common stock	(11)	(11)	—	—	—	—	—
Balance at September 30, 2023	$11,097	$6,971	$(85)	$285	$(1,402)	$5,235	$93

Nine Months Ended September 30, 2022 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$9,103	$3,534	$331	$280	$(334)	$5,199	$93
Comprehensive income (loss):
Net earnings	882	882	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	(3)	—	(3)	—	—	—	—
Currency translation adjustment	(28)	—	(28)	—	—	—	—
Derivative financial instruments	22	—	22	—	—	—	—
Employee stock plans	7	—	—	2	(20)	25	—
Common stock repurchased	(123)	—	—	—	(123)	—	—
Dividends paid on common stock	(13)	(13)	—	—	—	—	—
Cumulative effect upon adoption of Accounting Standards Update 2020-06	(56)	22	—	—	—	(78)	—
Balance at March 31, 2022	$9,791	$4,425	$322	$282	$(477)	$5,146	$93
Comprehensive income (loss):
Net earnings	978	978	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	1	—	1	—	—	—	—
Currency translation adjustment	(100)	—	(100)	—	—	—	—
Derivative financial instruments	14	—	14	—	—	—	—
Employee stock plans	19	—	—	—	(1)	20	—
Common stock repurchased	(399)	—	—	—	(399)	—	—
Dividends paid on common stock	(13)	(13)	—	—	—	—	—
Balance at June 30, 2022	$10,291	$5,390	$237	$282	$(877)	$5,166	$93
Comprehensive income (loss):
Net earnings	490	490	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	—	—	—	—	—	—	—
Currency translation adjustment	(92)	—	(92)	—	—	—	—
Derivative financial instruments	18	—	18	—	—	—	—
Employee stock plans	13	—	—	—	—	13	—
Common stock repurchased	(177)	—	—	—	(177)	—	—
Dividends paid on common stock	(12)	(12)	—	—	—	—	—
Other	(1)	(1)	—	—	—	—	—
Balance at September 30, 2022	$10,530	$5,867	$163	$282	$(1,054)	$5,179	$93

18.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions)	Pension and Other Benefit Items	Foreign Currency Items	Unrealized (Loss) Gain on Derivatives	Active Employee Benefit Investments	Total
Balance at December 31, 2022	$(322)	$280	$(43)	$—	$(85)
Other comprehensive income (loss) before reclassifications	2	(4)	(50)	3	(49)
Amounts reclassified from AOCI (a)	(37)	—	86	—	49
Net current-period other comprehensive (loss) income	(35)	(4)	36	3	—
Balance at September 30, 2023	$(357)	$276	$(7)	$3	$(85)

Balance at December 31, 2021	$(25)	$371	$(15)	$—	$331
Other comprehensive (loss) income before reclassifications	(1)	(220)	130	—	(91)
Amounts reclassified from AOCI (a)	(1)	—	(76)	—	(77)
Net current-period other comprehensive (loss) income	(2)	(220)	54	—	(168)
Balance at September 30, 2022	$(27)	$151	$39	$—	$163
(a) See table below for further details.

	Amount reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI components (in millions)	2023	2022	2023	2022
Amortization of pension and other benefit items (a)
Prior service credits	$(2)	$(5)	$(5)	$(17)
Actuarial (gains) losses	(15)	4	(45)	15
Total pensions and other benefits items	(17)	(1)	(50)	(2)
Derivative reclassifications to Condensed Consolidated Statements of Operations	40	(63)	113	(100)
Total before tax	23	(64)	63	(102)
Tax (benefit) provision	(5)	17	(14)	25
Net of tax	$18	$(47)	$49	$(77)
(a) These AOCI components are included in the computation of net periodic benefit cost. See Note 10 for additional details.
19.    Transactions with Related Parties
Related party sales and service transactions are primarily related to equity investees and were $488 million and $536 million for the three months ended September 30, 2023, and 2022, respectively and $1,534 million and $1,423 million for the nine months ended September 30, 2023, and 2022, respectively.
Accounts payable to related parties include balances due to PRO-TEC Coating Company, LLC (PRO-TEC) of $178 million and $142 million at September 30, 2023, and December 31, 2022, respectively for invoicing and receivables collection services provided by U. S. Steel on PRO-TEC's behalf. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $2 million and $1 million for the periods ending September 30, 2023, and December 31, 2022, respectively.
Purchases from related parties for outside processing services provided by equity investees amounted to $8 million and $7 million for the three months ended September 30, 2023, and 2022, respectively and $18 million and $21 million for the nine months ended September 30, 2023, and 2022, respectively. Purchases of iron ore pellets from related parties amounted to $41 million and $30 million for the three months ended September 30, 2023, and 2022, respectively and $118 million and $98 million for the nine months ended September 30, 2023, and 2022, respectively.

20.    Restructuring and Other Charges
During the three and nine months ended September 30, 2023, the Company recorded restructuring and other charges of $18 million and $21 million, respectively, which relate primarily to Company-wide headcount reductions. Cash payments related to previously accrued restructuring programs made during the nine months ended September 30, 2023, were approximately $48 million.
During the three and nine months ended September 30, 2022, the Company recorded restructuring and other charges of $23 million and $57 million, respectively, which primarily relate to the planned sale of a component within the Flat-Rolled segment, headcount reductions under a voluntary early retirement program (VERP) offered at USSK and severance-related charges at other facilities. Cash payments related to restructuring made during the nine months ended September 30, 2023, were approximately $95 million.
The activity in the accrued balances incurred in relation to restructuring during the nine months ended September 30, 2023, was as follows:

(In millions)	Employee Related Costs	Exit Costs	Non-cash Charges	Total
Balance at December 31, 2022	$132	$50	$—	$182
Additional charges	14	7	—	21
Release of prior accruals and other adjustments(a)	(2)	(1)	—	(3)
Cash payments	(24)	(24)	—	(48)
Balance at September 30, 2023	$120	$32	$—	$152
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
Asbestos matters – As of September 30, 2023, U. S. Steel was a defendant in approximately 920 active asbestos cases involving approximately 2,510 plaintiffs. The vast majority of these cases involve multiple defendants. About 1,545, or approximately 62 percent, of these plaintiff claims are currently pending in a jurisdiction which permits filings with massive numbers of plaintiffs. At December 31, 2022, U. S. Steel was a defendant in approximately 920 active asbestos cases involving approximately 2,510 plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

The following table shows the number of asbestos claims in the current period and the prior three years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2020	2,390	240	295	2,445
December 31, 2021	2,445	200	260	2,505
December 31, 2022	2,505	230	235	2,510
September 30, 2023	2,510	170	170	2,510
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

(In millions)	Nine Months Ended September 30, 2023
Beginning of period	$126
Accruals for environmental remediation deemed probable and reasonably estimable	11
Adjustments for changes in estimates	(14)
Obligations settled	(16)
End of period	$107
Accrued liabilities for remediation activities are included in the following Condensed Consolidated Balance Sheet lines:

	As of	As of
(In millions)	September 30, 2023	December 31, 2022
Accounts payable	$26	$32
Deferred credits and other noncurrent liabilities	81	94
Total	$107	$126
Expenses related to remediation are recorded in cost of sales and were $12 million and $19 million for the years ended September 30, 2023, and September 30, 2022, respectively. It is not currently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 10 to 15 percent.
Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-

closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, the Company categorizes projects as follows:

(1)Projects with Ongoing Study and Scope Development - For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are two environmental remediation projects where additional costs for completion are not currently estimable but could be material. These projects are at UPI and the former steelmaking plant at Joliet, Illinois. As of September 30, 2023, accrued liabilities for these projects totaled $342,000 for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $8 million to $11 million.
(2)Projects with Significant Accrued liabilities with a Defined Scope - As of September 30, 2023, there are four significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $66 million. These projects are Gary Resource Conservation and Recovery Act (accrued liability of $24 million), Duluth Works (accrued liability of $16 million), Fairfield Works (accrued liability of $8 million) and the former Geneva facility (accrued liability of $18 million).
(3)Other Projects with a Defined Scope - These projects involve relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are three other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at September 30, 2023, was $4 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.
The remaining environmental remediation projects each have an accrued liability of less than $1 million each. The total accrued liability for these projects at September 30, 2023, was approximately $5 million. The Company does not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $23 million at September 30, 2023, and were based on known scopes of work.
Administrative and Legal Costs – As of September 30, 2023, U. S. Steel had an accrued liability of $11 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to comply with various regulations, laws and other requirements relating to the environment. Such capital expenditures totaled $55 million and $23 million in the first nine months of 2023 and 2022, respectively. U. S. Steel anticipates making additional such expenditures in the future, which may be material; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
European Union (the EU) Environmental Requirements - Phase IV of the EU Emissions Trading System (the EU ETS) commenced on January 1, 2021, and will finish on December 31, 2030. The European Commission issued final approval of the updated 2021-2025 Slovak National Allocation table in February 2022. The Slovak Ministry of Environment has allocated 6.2 million metric tons of European Union Emission Allowances (EUA) at no charge (free allowances or free allocation) to USSE. As of September 30, 2023, we have pre-purchased and settled approximately 1.65 million EUA totaling €135 million (approximately $143 million) to cover the expected 2023 shortfall of emission allowances and a portion of the 2024 shortfall. In September 2023, we have also entered into forward agreements to purchase and settle €28.6 million of EUA in January and February 2024, for the anticipated 2024 shortfall.

The EU’s Industrial Emissions Directive requires implementation of EU-determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to go beyond BAT requirements were €138 million (approximately $146 million). These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g., bank guarantee) to secure 50 percent of the EU funding received. USSK complied with these covenants as of September 30, 2023, and no additional collateral will be required by the end of June 30, 2024. By this next assessment date, two projects of the total fifteen will pass the sustainability monitoring and will be excluded from further assessment to provide additional collateral if the covenants are not met. The last assessment of financial covenants will be performed as of June 30, 2026.
Environmental indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were divested. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties divested and deconsolidated. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $107 million of accrued liabilities for remediation discussed above), there are no other known probable and estimable environmental liabilities related to these transactions.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $7 million at September 30, 2023.
Other contingencies – Under certain lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $12 million at September 30, 2023). No liability has been recorded for these guarantees as the potential loss is not probable.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $188 million as of September 30, 2023, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by the Credit Facility Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $37 million and $35 million at September 30, 2023, and December 31, 2022, respectively.
Capital Commitments – At September 30, 2023, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $1.726 billion.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2023	2024	2025	2026	2027	Later Years	Total
$148	$587	$210	$175	$113	$355	$1,588
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, and certain energy and utility services with terms ranging from 15 months to 13 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of September 30, 2023, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $48 million.
Total payments relating to unconditional purchase obligations were $207 million and $274 million for the three months ended September 30, 2023, and 2022, respectively, and $630 million and $695 million for the nine months ended September 30, 2023, and 2022, respectively.

22.    Common Stock Repurchased
On October 25, 2021, the Board of Directors authorized a share repurchase program that allowed for the repurchase of up to $300 million of its outstanding common stock from time to time in the open market or privately negotiated transactions. On January 24, 2022, the Board of Directors authorized an additional $500 million under the share repurchase program.
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
U. S. Steel repurchased 7.1 million and 31.6 million shares of common stock for approximately $175 million and $699 million under these programs during the nine months ended September 30, 2023, and 2022, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

Strategic alternatives review process

On August 13, 2023, the Company announced that its Board of Directors decided to initiate a strategic alternatives review process, with the assistance of outside financial and legal advisors. There is no deadline or definitive timetable set for completion of the strategic alternatives review process and there can be no assurance that this process will result in the Company pursuing a transaction or any other strategic outcome.

Business and segments update

U. S. Steel's results in the third quarter of 2023 were significantly impacted by market challenges in each of the Company's four reportable segments: North American Flat-Rolled (Flat-Rolled), Mini Mill, U. S. Steel Europe (USSE) and Tubular.

In Flat-Rolled, our contract and spot orders were impacted by the continued decline in weekly index prices, the impact of which was offset in part by lower raw material costs. In response to the United Autoworkers strike and in order to balance its flat-rolled steel supply with customer demand, on September 18, 2023, the Company temporarily idled blast furnace ‘B’ at Granite City Works. As a result of this decision, during the third quarter 2023, the Company recognized a charge within Cost of sales of $14 million for employee-related expenses and take-or-pay obligations. This action, in the aggregate with the previously indefinitely idled blast furnace ‘A’, has effectively idled all iron and steel making assets at Granite City Works on a temporary basis. The facility continues to process slabs and produce hot-rolled, cold-rolled and coated sheets. The Company expects lower steel prices to adversely impact the segment’s average selling price in the fourth quarter. Additionally, the temporarily idled blast furnace ‘B’ at Granite City Works and the impact from the United Autoworkers strike are expected to reduce shipment volumes.

The Mini Mill segment results were lower than second quarter 2023 as a result of lower average selling prices partially offset by lower raw material costs. Planned maintenance outages are expected to impact shipment volumes and lower spot prices are expected to adversely impact the segment’s average selling price in the fourth quarter. Lower market prices for key metallic inputs are expected to favorably impact input costs in the fourth quarter.

The U. S. Steel Europe segment results were negatively impacted by lower average selling prices partially offset by lower raw material costs, the favorable impact of foreign exchange rates and lower energy costs. Muted customer demand and the high level of imports has resulted in lower steel pricing which is expected to negatively impact the segment’s average selling price in the fourth quarter.

The Tubular segment results were lower than second quarter 2023 as a result of lower average selling prices and lower volumes. The lower pricing and demand environment were driven primarily by continued high levels of imports, higher inventory levels across the supply chain and lower rig counts which put pressure on domestic pipe producer demand and pricing. The Company expects the flow-through of lower OCTG pipe prices to continue into the fourth quarter. In addition, inventory levels across the tubular supply chain are normalizing which we expect to lead to increased customer activity and shipment volumes.

The Company continued to advance its Best for All® strategy during the third quarter. The nearly $4 billion of strategic investment in the Mini Mill segment is progressing on-time and on-budget. At its Big River Steel facility, the Company completed construction of a 200-thousand-ton, non-grain oriented (NGO) electrical steel line which produced its first coil in September 2023, and industrial grade coils in October. Construction of Big River 2 near Osceola, Arkansas continued during the quarter. This new mini mill is expected to have about 3 million tons per year of steelmaking capability and will combine two state-of-the-art EAFs with differentiated steelmaking and finishing technology, including endless casting and rolling equipment and a planned advanced high-strength steel (AHSS) finishing line. This project is on track to be completed in the second half of 2024. Also, the construction of a 325 thousand ton galvanize/Galvalume® dual coating line at Big River Steel continues on-time and on-budget. In our North American Flat-rolled segment, construction of a direct reduced (DR) grade pellet facility at the Company’s Keetac ore operations continues. This $150 million investment is expected to be completed by year-end and produce first pellet in 2024. Capital expenditures for strategic projects were $1.46 billion during the nine months ended September 30, 2023.

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

Since the onset of the war, and before, USSE has been procuring iron ore and coal through alternate sources. With the EU prohibiting purchases of coal from suppliers in Russia, new purchases of coal originating from Russia have stopped. The Company has built up sufficient inventory on site or in-transit to meet current customer demand and alternate supply chains have been fully implemented.

Additionally, Russian supply of natural gas to Europe has decreased significantly in response to enacted sanctions. However, Slovakia has natural gas storage and access to additional supply from countries including Norway, the U.S. and Africa. Together, these sources are enough to support the country's expected consumption through the end of 2023, which includes demand for natural gas for our USSE segment operations.

RESULTS OF OPERATIONS
U. S. Steel's results in the three months ended September 30, 2023, compared to the same period in 2022, declined for the North American Flat-Rolled and Tubular segments and improved for the Mini Mill and U. S. Steel Europe segments and in the nine months ended September 30, 2023, compared to the same period in 2022, declined for the North American Flat-Rolled, Mini Mill and U. S. Steel Europe segments and improved for the Tubular segment.

•North American Flat-Rolled (Flat-Rolled): Flat-Rolled results for the three and nine months ended September 30, 2023 declined primarily due to lower sales price across most product categories.

•Mini Mill: Mini Mill results for the three months ended September 30, 2023 improved primarily due to lower costs from raw materials and for the nine months ended September 30, 2023 declined primarily due to lower sales price across all product categories.

•USSE: USSE results for the three months ended September 30, 2023 improved primarily due to lower costs from raw materials and for the nine months ended September 30, 2023 declined primarily due to lower sales price across all product categories.

•Tubular: Tubular results for the three months ended September 30, 2023 declined primarily due to lower sales volume and for the nine months ended September 30, 2023 improved primarily due to higher sales price.
Net sales by segment for the three months and nine months ended September 30, 2023 and 2022 are set forth in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, excluding intersegment sales)	2023	2022	% Change	2023	2022	% Change
Flat-Rolled	$2,749	$3,248	(15)%	$8,275	$9,926	(17)%
Mini Mill	529	602	(12)%	1,701	2,158	(21)%
USSE	838	925	(9)%	2,708	3,518	(23)%
Tubular	314	425	(26)%	1,217	1,115	9%
Total sales from reportable segments	4,430	5,200	(15)%	13,901	16,717	(17)%
Other	1	3	(67)%	8	10	(20)%
Net sales	$4,431	$5,203	(15)%	$13,909	$16,727	(17)%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended September 30, 2023, versus the three months ended September 30, 2022:

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Other (c)	Net Change
Flat-Rolled	(1)%	(13)%	—%	—%	(1)%	(15)%
Mini Mill	6%	(21)%	3%	—%	—%	(12)%
USSE	10%	(23)%	(3)%	8%	(1)%	(9)%
Tubular	(18)%	(5)%	(3)%	—%	—%	(26)%
(a) Excludes intersegment sales.
(b) Foreign currency translation effects.
(c) Primarily sales of raw materials and coke making by-products.

Net sales for the three months ended September 30, 2023, compared to the same period in 2022 were $4,431 million and $5,203 million, respectively.
•For the Flat-Rolled segment, the decrease in sales primarily resulted from lower average realized prices ($196 per ton) across most products and decreased shipments (17 thousand tons) from lower value products.
•For the Mini Mill segment, the decrease in sales primarily resulted from lower average realized prices ($195 per ton) across all products, partially offset by increased shipments (32 thousand tons) from higher value products.
•For the USSE segment, the decrease in sales primarily resulted from lower average realized prices ($169 per ton) across all products, partially offset by increased shipments (91 thousand tons) from lower value products.
•For the Tubular segment, the decrease in sales primarily resulted from lower average realized prices ($290 per ton) and decreased shipments (22 thousand tons).

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the nine months ended September 30, 2023, versus the nine months ended September 30, 2022:

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Other (c)	Net Change
Flat-Rolled	2%	(17)%	(1)%	—%	(1)%	(17)%
Mini Mill	9%	(32)%	2%	—%	—%	(21)%
USSE	(6)%	(18)%	(1)%	2%	—%	(23)%
Tubular	(11)%	21%	(1)%	—%	—%	9%
(a) Excludes intersegment sales.
(b) Foreign currency translation effects.
(c) Primarily sales of raw materials and coke making by-products.

Net sales for the nine months ended September 30, 2023, compared to the same period in 2022 were $13,909 million and $16,727 million, respectively.
•For the Flat-Rolled segment, the decrease in sales primarily resulted from lower average realized prices ($267 per ton) across most products, partially offset by increased shipments (184 thousand tons) from lower value products.
•For the Mini Mill segment, the decrease in sales primarily resulted from lower average realized prices ($370 per ton) across all products, partially offset by increased shipments (156 thousand tons) from higher value products.
•For the USSE segment, the decrease in sales primarily resulted from lower average realized prices ($211 per ton) across all products and decreased shipments (169 thousand tons) across most products.
•For the Tubular segment, the increase in sales primarily resulted from higher average realized prices ($661 per ton), partially offset by decreased shipments (44 thousand tons).

Selling, general and administrative expenses

Selling, general and administrative expenses were $118 million and $320 million in the three months and nine months ended September 30, 2023, respectively, compared to $95 million and $324 million in the three months and nine months ended September 30, 2022, respectively. The change in the three months ended September 30, 2023, compared to the same period in 2022 was primarily due to strategic alternatives review process costs.

Restructuring and other charges
During the three months and nine months ended September 30, 2023, the Company recognized restructuring and other charges of $18 million and $21 million, respectively, compared to charges of $23 million and $57 million recognized during the three months and nine months ended September 30, 2022, respectively. See Note 20 to the Condensed Consolidated Financial Statements for further details.

Operating configuration adjustments

The Company adjusts its operating configuration in response to changes in market conditions, global overcapacity, import competition arising from unfair trade practices, and changes in customer demand. These operating configuration adjustments can include indefinitely and temporarily idling certain of its facilities as well as re-starting production at certain of its facilities. The Company will continue to adjust its operating configuration in order to ensure its order book and production footprint are balanced.

Idled Operations

In the third quarter of 2023, the Company temporarily idled blast furnace B at Granite City Works, effectively idling all iron and steel making assets at the facility. The carrying value of idle assets at Granite City Works as of September 30, 2023, is $150 million. The hot-strip mill, cold mill and coating lines continue to operate at Granite City Works.

In the first quarter of 2023, the Company completed the previously announced permanent shutdown of coke batteries numbers 1 through 3 at the Mon Valley Works.

In January 2022, the Company informed its employees, customers, and other key stakeholders that the Company would be idling its subsidiary in Pittsburg, California, USS-UPI, LLC ("UPI") at the end of 2023. UPI primarily produces galvanized sheet and tin mill products. In September 2023, the Company issued WARN notices to employees at UPI to notify them of employment losses resulting from the idling of operations.

In 2022, U. S. Steel indefinitely idled the majority of the tin mill operations at Gary Works. This included the Tin Line #5 and the Tin Line #6. As of September 30, 2023, the carrying value of the indefinitely idled tin mill operations assets at Gary Works is $75 million. Tin mill operations continue to operate at the Midwest plant.

The following operations were initially idled in 2020 and remained idle as of September 30, 2023. These facilities and their respective carrying values as of September 30, 2023 included:
•Lorain Tubular Operations, $55 million
•Lone Star Tubular Operations, $5 million
•Wheeling Machine Products coupling production facility at Hughes Springs, Texas, immaterial

Earnings (loss) before interest and income taxes by segment is set forth in the following table:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2023	2022		2023	2022
Flat-Rolled	$225	$518	(57)%	$449	$1,840	(76)%
Mini Mill	42	1	nm	186	549	(66)%
USSE	(13)	(32)	59%	25	512	(95)%
Tubular	87	155	(44)%	476	339	40%
Total earnings from reportable segments	341	642	(47)%	1,136	3,240	(65)%
Other	7	21	(67)%	(2)	16	(113)%
Segment earnings before interest and income taxes	348	663	(48)%	1,134	3,256	(65)%
Items not allocated to segments:
Restructuring and other charges	(18)	(23)		(21)	(57)
Stock-based compensation expense (a)	(14)	(13)		(37)	(45)
Asset impairment charges	—	—		(4)	(157)
Environmental remediation charges	(9)	(13)		(11)	(13)
Strategic alternatives review process costs	(16)	—		(16)	—
Granite City idling costs	(14)	—		(14)	—
Other charges, net	—	—		(1)	2
Total earnings before interest and income taxes	$277	$614	(55)%	$1,030	$2,986	(66)%
(a) The prior year was retroactively adjusted to reflect the reclassification of stock-based compensation expense.

Segment results for Flat-Rolled

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
	2023	2022		2023	2022
Earnings before interest and taxes ($ millions)	$225	$518	(57)%	$449	$1,840	(76)%
Gross margin	15%	20%	(5)%	12%	22%	(10)%
Raw steel production (mnt)	2,390	2,265	6%	7,312	6,894	6%
Capability utilization	72%	68%	4%	74%	70%	4%
Steel shipments (mnt)	2,159	2,176	(1)%	6,672	6,488	3%
Average realized steel price per ton	$1,036	$1,232	(16)%	$1,045	$1,312	(20)%

The decrease in Flat-Rolled results for the three months ended September 30, 2023, compared to the same period in 2022 was primarily due to:
•lower average realized prices, including mix (approximately $390 million)
•decreased shipments (approximately $55 million)
•unfavorable equity investees income (approximately $40 million), these changes were partially offset by:
•higher other sales (approximately $10 million)
•lower raw material costs, including LIFO impacts (approximately $75 million)
•lower energy costs (approximately $25 million)
•lower operating costs (approximately $45 million)
•lower other costs, primarily variable compensation (approximately $35 million).

Gross margin for the three months ended September 30, 2023, compared to the same period in 2022 decreased primarily as a result of lower average realized prices.

The decrease in Flat-Rolled results for the nine months ended September 30, 2023, compared to the same period in 2022 was primarily due to:
•lower average realized prices, including mix (approximately $1,725 million)

•lower non-prime sales (approximately $25 million)
•unfavorable equity investees income (approximately $160 million), these changes were partially offset by:
•increased shipments, including volume efficiencies (approximately $60 million)
•higher other sales (approximately $45 million)
•lower raw material costs, including LIFO impacts (approximately $135 million)
•lower energy costs (approximately $40 million)
•lower operating costs (approximately $45 million)
•lower other costs, primarily variable compensation (approximately $195 million).

Gross margin for the nine months ended September 30, 2023, compared to the same period in 2022 decreased primarily as a result of lower average realized prices, partially offset by higher sales volume.
Segment results for Mini Mill

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
Earnings before interest and taxes ($ millions)	$42	1	nm	$186	549	(66)%
Gross margin	19%	7%	12%	20%	32%	(12)%
Raw steel production (mnt)	693	616	13%	2,201	1,967	12%
Capability utilization	83%	74%	9%	89%	80%	9%
Steel shipments (mnt)	561	529	6%	1,807	1,651	9%
Average realized steel price per ton	$901	$1,096	(18)%	$898	$1,268	(29)%

The increase in Mini Mill results for the three months ended September 30, 2023, compared to the same period in 2022 was primarily due to:
•increased shipments, including volume efficiencies (approximately $35 million)
•lower raw material costs (approximately $90 million),
these changes were partially offset by:
•lower average realized prices, including mix (approximately $75 million)
•higher other costs (approximately $10 million).

Gross margin for the three months ended September 30, 2023, compared to the same period in 2022 increased primarily as a result of lower lower costs, primarily raw materials.

The decrease in Mini Mill results for the nine months ended September 30, 2023, compared to the same period in 2022 was primarily due to:
•lower average realized prices, including mix (approximately $595 million)
•higher operating costs (approximately $25 million)
•higher energy costs (approximately $5 million)
these changes were partially offset by:
•increased shipments (approximately $65 million)
•increased other sales (approximately $10 million)
•lower raw material costs (approximately $180 million)
•lower other costs (approximately $5 million).

Gross margin for the nine months ended September 30, 2023, compared to the same period in 2022 decreased primarily as a result of lower average realized sales price, partially offset by higher sales volume.

Segment results for USSE

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
(Loss) earnings before interest and taxes ($ millions)	$(13)	$(32)	59%	$25	$512	(95)%
Gross margin	2%	—%	2%	5%	17%	(12)%
Raw steel production (mnt)	990	946	5%	3,295	3,250	1%
Capability utilization	79%	75%	4%	88%	87%	1%
Steel shipments (mnt)	958	867	10%	2,875	3,044	(6)%
Average realized steel price per ($/ton)	$852	$1,021	(17)%	$910	$1,121	(19)%
Average realized steel price per (€/ton)	€783	€1,013	(23)%	€840	€1,049	(20)%

The increase in USSE results for the three months ended September 30, 2023, compared to the same period in 2022 was primarily due to:
•lower raw material costs, including inventory revaluations (approximately $170 million)
•lower energy costs (approximately $20 million)
•strengthening of the Euro versus the U.S. dollar (approximately $25 million),
•lower other costs (approximately $10 million),
these changes were partially offset by:
•lower average realized prices, including mix (approximately $200 million)
•lower other sales (approximately $5 million).

Gross margin for the three months ended September 30, 2023, compared to the same period in 2022 increased primarily as a result of lower costs, primarily raw materials.

The decrease in USSE results for the nine months ended September 30, 2023, compared to the same period in 2022 was primarily due to:
•lower average realized prices, including mix (approximately $600 million)
•decreased shipments (approximately $25 million)
•lower other sales (approximately $15 million)
•higher operating costs (approximately $10 million),
these changes were partially offset by:
•lower raw material costs, including inventory revaluations (approximately $110 million)
•lower other costs, primarily variable compensation (approximately $55 million).

Gross margin for the nine months ended September 30, 2023, compared to the same period in 2022 decreased primarily as a result of lower average realized prices and lower sales volume.

Segment results for Tubular

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
Earnings before interest and taxes ($ millions)	$87	$155	(44)%	$476	$339	40%
Gross margin	30%	37%	(7)%	42%	33%	9%
Raw steel production (mnt)	111	173	(36)%	411	497	(17)%
Capability utilization	49%	76%	(27)%	61%	74%	(13)%
Steel shipments (mnt)	104	126	(17)%	346	390	(11)%
Average realized steel price per ton	$2,927	$3,217	(9)%	$3,422	$2,761	24%

The decrease in Tubular results for the three months ended September 30, 2023, compared to the same period in 2022 was primarily due to:
•lower average realized prices (approximately $30 million)
•decreased shipments, including volume inefficiencies (approximately $65 million), these changes were partially offset by:
•lower energy costs (approximately $5 million)

•lower other costs (approximately $20 million).
Gross margin for the three months ended September 30, 2023, compared to the same period in 2022 decreased primarily as a result of lower sales volume and lower average realized prices.

The increase in Tubular results for the nine months ended September 30, 2023, compared to the same period in 2022 was primarily due to:
•higher average realized prices (approximately $225 million)
•lower raw material costs (approximately $10 million)
•lower energy costs (approximately $5 million)
•lower other costs ( approximately $15 million)
these changes were partially offset by:
•decreased shipments, including volume inefficiencies (approximately $115 million)
•higher operating costs (approximately $5 million).
Gross margin for the nine months ended September 30, 2023, compared to the same period in 2022 increased primarily as a result of higher average realized prices, partially offset by lower sales volume.

Net interest and other financial benefits

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(Dollars in millions)	2023	2022		2023	2022
Interest expense	$16	$38	58%	$63	$127	50%
Interest income	(39)	(15)	160%	(103)	(20)	415%
Other financial costs	7	7	—%	19	27	30%
Net periodic benefit income	(42)	(60)	(30)%	(125)	(182)	(31)%
Net gain from investments related to active employee benefits	(6)	—	nm	(36)	—	nm
Total net interest and other financial benefits	$(64)	$(30)	113%	$(182)	$(48)	279%

Net interest and other financial benefits improved in the three months ended September 30, 2023, as compared to the same period in 2022 primarily due to increased interest income on cash deposits, lower interest expense as a result of increased capitalized interest and gains on investments related to active employee benefits from the initial asset base increase from the transfer of certain VEBA investments previously reported under net periodic benefit income. These were partially offset by reduced net periodic benefit income due to 2022 plan asset performance, a reduced asset base from the transfer of certain VEBA investments to the active employee benefits and increased prior service cost.

Net interest and other financial benefits improved in the nine months ended September 30, 2023, as compared to the same period in 2022 primarily due to increased interest income on cash deposits, lower interest expense as a result of increased capitalized interest and gains on investments related to active employee benefits from the initial asset base increase from the transfer of certain VEBA investments previously reported under net periodic benefit income. These were partially offset by reduced net periodic benefit income due to 2022 plan asset performance, a reduced asset base from the transfer of certain VEBA investments to the active employee benefits and increased prior service cost.

Income Taxes

Income tax expense was $42 million and $237 million in the three months and nine months ended September 30, 2023, respectively, compared to $154 million and $684 million in the three months and nine months ended September 30, 2022, respectively. The changes from the prior year periods were primarily due to a decrease in earnings before taxes. In addition, the current year period includes a benefit of $31 million related to the filing of the 2022 federal income tax return, as well as an additional benefit of $12 million related to the adjustment of prior years’ federal income taxes.

Net earnings

Net earnings attributable to United States Steel Corporation were $299 million and $975 million in the three and nine months ended September 30, 2023, respectively, compared to net earnings of $490 million and $2,350 million in the three and nine months ended September 30, 2022, respectively. The changes primarily reflect the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $1,711 million for the nine months ended September 30, 2023, compared to net cash provided by operating activities of $2,750 million in the same period in 2022. The period over period decrease in cash from operations from the prior year period was primarily due to lower net earnings partially offset by favorable changes in working capital primarily inventory and accounts receivable. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.

As shown below our cash conversion cycle for the third quarter of 2023 decreased by 5 days as compared to the fourth quarter of 2022.

Cash Conversion Cycle	Third Quarter of 2023		Fourth Quarter of 2022
	$ millions	Days	$ millions	Days
Accounts receivable, net (a)	$1,541	35	$1,634	39

+ Inventories (b)	$2,304	58	$2,359	60

- Accounts Payable and Other Accrued Liabilities (c)	$2,816	69	$2,831	70
= Cash Conversion Cycle (d)		24		29
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

Net Cash Used in Investing Activities

Net cash used in investing activities was $1,935 million for the nine months ended September 30, 2023, compared to $1,065 million in the same period in 2022. The increase in net cash used in investing activities was primarily due to increased capital expenditures (discussed in more detail below).

Capital expenditures for the nine months ended September 30, 2023, were $1,939 million, compared with $1,138 million in the same period in 2022. Mini Mill capital expenditures were $1,474 million and included $1,098 million for BR2, exclusive of the air separation unit, as well as spending for the CGL and the NGO being built at the existing Big River Steel facility. Flat-Rolled capital expenditures were $375 million which includes spending for the construction of a DR grade pellet facility at Keetac and the Gary Pig Iron facility, as well as mining equipment, other infrastructure and environmental projects across the Flat-Rolled footprint. USSE capital expenditures were $66 million and included spending for the USSK waste water quality - soluble matters reduction project, enterprise resource planning (ERP) project, 5-stand control system upgrades, blast furnace and various other projects. Tubular capital expenditures were $24 million and included spending to support steelmaking, infrastructure, and environmental projects within the Tubular footprint.

Net Cash Used in Financing Activities

Net cash used in financing activities was $53 million for the nine months ended September 30, 2023, compared to $752 million in the same period last year. The period over period change in financing activities was primarily due to higher repurchases of common stock and repayments of long-term debt in the prior year period.

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

On September 28th, 2023, the Company elected to reduce the size of the USSK Credit Agreement from €300 million to €150 million (approximately $159 million). The reduced USSK Credit Agreement maintained the previous larger agreement's USSK specific financial covenants. The reduced credit facility size supports USSK’s liquidity needs and is consistent with efforts to optimize costs and the global liquidity position.

We use surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed approximately $188 million of liquidity sources for financial assurance purposes as of September 30, 2023. Changes in certain of these commitments which use collateral are reflected within cash, cash equivalents and restricted cash on the Condensed Consolidated Statement of Cash Flows.

Share Repurchases

On July 25, 2022, following the completion of the previously authorized $800 million share repurchase programs, the Board of Directors authorized a new share repurchase program that allows for the repurchase of up to $500 million of its outstanding common stock from time to time in the open market or privately negotiated transactions at the discretion of management. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Common stock repurchased under our share repurchase programs totaled 7.1 million shares for approximately $175 million in the nine months ended September 30, 2023. See Note 22 to the Condensed Consolidated Financial Statements for further details.
Capital Requirements

U. S. Steel’s contractual commitments to acquire property, plant and equipment at September 30, 2023, totaled $1.726 billion.
Liquidity
The following table summarizes U. S. Steel’s liquidity as of September 30, 2023:

(Dollars in millions)
Cash and cash equivalents	$3,222
Amount available under Credit Facility Agreement	1,746
Amount available under Big River Steel - Revolving Line of Credit	350
Amount available under USSK Credit Agreement and USSK Credit Facility	175
Total estimated liquidity	$5,493

We finished the third quarter of 2023 with $3,222 million of cash and cash equivalents and $5,493 million of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of a prior election to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.

We expect that our estimated liquidity requirements will consist primarily of our 2023 planned strategic and sustaining capital expenditures, working capital requirements, interest expense, and operating costs and employee benefits for our operations after taking into account the footprint actions and cost reductions at our plants and headquarters. Our available liquidity at September 30, 2023 consists principally of our cash and cash equivalents and available borrowings under the Credit Facility Agreement, Big River Steel ABL Facility, USSK Credit Agreement and the USSK Credit Facility.

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

The underlying costs from suppliers that elected to participate in the SCF program are generally recorded in cost of sales in the Company’s Condensed Consolidated Statement of Operations. Amounts due to suppliers who participate in the SCF program are reflected in accounts payable and accrued expenses on the Company’s Condensed Consolidated Balance Sheet and payments on the obligations by our suppliers are included in cash used in operating activities in the Condensed Consolidated Statement of Cash Flows. As of September 30, 2023, accounts payable and accrued expenses included $93 million of outstanding payment obligations which suppliers elected to sell to participating financial institutions.
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

EU Environmental Requirements and Slovak Operations
Phase IV of the EU Emissions Trading System (the EU ETS) commenced on January 1, 2021 and will finish on December 31, 2030. The European Commission issued final approval of the updated 2021-2025 Slovak National Allocation table in February 2022. The Slovak Ministry of Environment has allocated 6.2 million metric tons of European Union Emission Allowances (EUA) at no charge (free allowances or free allocation) to USSE. As of September 30, 2023, we have pre-purchased and settled approximately 1.65 million EUA totaling €135 million (approximately $143 million) to cover the expected 2023 shortfall of emission allowances and a portion of the 2024 shortfall. In September 2023, we have also entered into forward agreements to purchase and settle €28.6 million of EUA in January and February 2024, for the anticipated 2024 shortfall.

The EU’s Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to go beyond BAT requirements were €138 million (approximately $146 million). These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g., bank guarantee) to secure 50 percent of the EU funding received. USSK complied with these covenants as of September 30, 2023, and no additional collateral will be required by the end of June 30, 2024. By this next assessment date, two projects of the total fifteen will pass the sustainability monitoring and will be excluded from further assessment to provide additional collateral if the covenants are not met. The last assessment of financial covenants will be performed as of June 30, 2026.

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

In order to achieve the EU political goal of carbon emissions neutrality by 2050, on July 14, 2021, the European Commission released a package of legislative proposals called Fit for 55. The proposals contain significant changes to current EU ETS functions and requirements, including: a new carbon border adjustment mechanism (CBAM) to impose carbon fees on EU imports, further reduction of free CO2 allowance allocation to heavy industry and measures to strengthen the supply of carbon allowances. The initial phase started on October 1, with only reporting obligation without financial impact. The full scale of CBAM will commence on January 1, 2026. CBAM will have an impact on USSK's free allocation starting in 2026 where initial reduction to 97.5% starts until 2035 with no free allocation. Another implication of CBAM is the customs duty where USSK will cover all its imports from third parties with CBAM Certificates that will represent embedded emissions in goods imported. The legislative process is being impacted by the ongoing Russia-Ukraine crisis. The proposals are subject to the EU legislative process, and we cannot predict their future impact.

U. S. Steel continues to monitor emerging regulations on Per- and Polyfluoroalkyl Substances (PFAS). The U.S. EPA (United States Environmental Protection Agency) has issued regulations on PFAS under several environmental statutes and continues to introduce additional regulations. Thus far, those regulations do not directly impact U. S. Steel because the company does not knowingly introduce PFAS in its manufacturing processes, but U. S. Steel continues to review new regulations related to PFAS and their potential impact to the company.

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

While our operations are subject to several different CAA rules and categories of NESHAP and MACT standards, the principal impact of these standards on U. S. Steel's operations includes those that are specific to coke making, iron making, steel making and iron ore processing. The U. S. EPA has several rules under consideration that will impact our operations, as described in the sections below. While many of these rules are not finalized and the impacts are not estimable at this time, the overall cumulative impact could be material.

On July 13, 2020, the U.S. EPA published a Residual Risk and Technology Review rule for the Integrated Iron and Steel MACT category in the Federal Register. Based on the results of the U.S. EPA’s risk review, the agency determined that risks due to emissions of air toxics from the Integrated Iron and Steel category are acceptable and that the current regulations provided an ample margin of safety to protect public health. Under the technology review, the U.S. EPA determined that there are no developments in practices, processes or control technologies that necessitate revision of the standards. In September 2020, several petitions for review of the rule, including those filed by the Company, the American Iron and Steel Institute (the AISI), Clean Air Council and others, were filed with the United States Court of Appeals for the D.C. Circuit. The cases were consolidated and are being held in abeyance until the U.S. EPA reviews and responds to administrative petitions for review. The U.S. EPA is required by court order to issue a final rule by March 11, 2024. The U.S. EPA proposed a revised iron and steel rule on July 31, 2023. U. S. Steel and other entities submitted extensive comments to the U.S. EPA on September 28, 2023. Since the revisions to the iron and steel rule are not final, any impacts are not estimable at this time.

For the Taconite Iron Ore Processing category, based on the results of the U.S. EPA's risk review, the agency promulgated a final rule on July 28, 2020, in which the U.S. EPA determined that risks from emissions of air toxics from this source category are acceptable and that the existing standards provide an ample margin of safety. Furthermore, under the technology review, the agency identified no cost-effective developments in controls, practices, or processes to achieve further emissions reductions. Petitions for review of the rule were filed in the United States Court of Appeals for the D.C. Circuit, in which the Company and the AISI intervened. The U.S. EPA is required by court order to issue a final rule by November 16, 2023. The U.S. EPA proposed the Taconite Rule on May 15, 2023, and comments were submitted on July 7, 2023. Since the revised taconite rule is not final, any impacts are not estimable at this time. The U.S. EPA is under a court-ordered deadline to complete the residual risk and technology rulemaking by November 16, 2023.

The U.S. EPA is in the process of conducting its statutorily obligated residual risk and technology review of coke oven standards. Because the U.S. EPA completed its review of the Coke MACT regulations and published the proposed rule on August 15, 2023. U. S. Steel and other entities submitted extensive comments to the U.S. EPA on October 2, 2023. Since the rule is not final any impacts related to the U.S. EPA’s review of the coke standards cannot be estimated at this time. The U.S. EPA is under a court-ordered deadline to complete the residual risk and technology rulemaking by May 23, 2024.

In response to Court orders that invalidated prior U.S. EPA determinations regarding ozone attainment interference, on April 6, 2022, the U.S. EPA proposed a Federal Implementation Plan (that would replace several pending or disapproved State Implementation Plans) for Regional Ozone Transport for the 2015 Ozone National Ambient Air Quality Standard. The proposed rule would affect electric generating units (EGUs) in 26 states and certain non-EGU industries, including, among several others, coke ovens, taconite production kilns, boilers, blast furnaces, basic oxygen furnaces, reheating furnaces, and annealing furnaces in 23 states, including those where U. S. Steel has operations. The U.S. EPA announced the final rule on March 15, 2023. The final rule only included regulation of boilers and reheat furnaces for the iron and steel industry limiting the potential impacts. The final rule was published in the Federal Register on June 5, 2023. U. S. Steel filed an administrative petition for review and a petition for judicial review to the rule on August 4, 2023. The matter remains before the U.S. EPA Administrator (administrative) and the District of Columbia Circuit Court of Appeals (judicial).

The CAA also requires the U.S. EPA to develop and implement National Ambient Air Quality Standards (NAAQS) for criteria pollutants, which include, among others, particulate matter (PM) - consisting of PM10 and PM2.5, lead, carbon monoxide, nitrogen dioxide, sulfur dioxide (SO2) and ozone.

In October 2015, the U.S. EPA lowered the NAAQS for ozone from 75 parts per billion (ppb) to 70 ppb. On November 6, 2017, the U.S. EPA designated most areas in which we operate as attainment with the 2015 standard. In a separate ruling, on June 4, 2018, the U.S. EPA designated other areas in which we operate as “marginal nonattainment” with the 2015 ozone standard. On December 6, 2018, the U.S. EPA published a final rule regarding implementation of the 2015 ozone standard. Because no state regulatory or permitting actions to bring the ozone nonattainment areas into attainment have yet to be proposed or developed for U. S. Steel facilities, the operational and financial impact of the ozone NAAQS cannot be reasonably estimated at this time. On December 31, 2020, the U.S. EPA published a final rule pursuant to its statutorily required review of NAAQS that retains the ozone NAAQS at 70 ppb. In January 2021, New York, along with several states and non-governmental organizations filed petitions for judicial review of the action with the United States Court of Appeals for the D.C. Circuit. Several other states and industry trade groups intervened in support of the U. S. EPA’s action. The case remains in abeyance before the court as the U.S. EPA voluntarily reconsiders the ozone NAAQS. The U. S. EPA expects to propose a rulemaking for its voluntary reconsideration of the ozone standard in April 2024. Because the U.S. EPA has yet to complete its reconsideration to revise or retain the 2020 ozone NAAQS, any impacts are not estimable at this time.

On December 18, 2020, the U.S. EPA published a final rule pursuant to its statutorily required review of NAAQS that retains the existing PM2.5 standards without revision. In early 2021, several states and non-governmental organizations filed petitions for judicial review of the action with the United States Court of Appeals for the D.C. Circuit. Several industry trade groups intervened in support of the U.S. EPA’s action. The case remains in abeyance before the court as the U.S. EPA voluntarily reconsiders the PM2.5 NAAQS. On January 6, 2023, the U.S. EPA proposed to lower the annual PM2.5 NAAQS from the current 12 ug/m3 standard to within the range of 9.0 to 10.0 ug/m3. The U. S. EPA expects to finalize a rule on the reconsideration in late 2023. U. S. Steel is currently reviewing the proposal and comments to determine the potential impacts. Because the U.S. EPA has proposed the rule without specificity, any impacts are inestimable at this time.

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

United States - Water

The definition of Waters of the United States (WOTUS) has had many changes and legal challenges over the last several years. In January 2023, the U.S. EPA issued a final rule redefining WOTUS that became effective March 1, 2023. The new WOTUS rule would have expanded the definition of what waters would be considered to be a WOTUS. However, in May 2023, the U. S. Supreme court issued a decision in Sackett v. EPA that significantly narrowed the definition of WOTUS and, specifically, as that definition relates to wetlands under the Clean Water Act. On August 29, 2023, the U.S. EPA re-issued its WOTUS rule as a Final Rule with no public notice and comment with changes incorporated from the Sackett decision. As a result of ongoing litigation on the January 2023 Rule, the U.S. EPA and the Army Corps of Engineers are implementing the definition of “waters of the United States” under the January 2023 Rule, as amended by the August “conforming” rule, in 23 states, the District of Columbia, and the U.S. Territories. In the other 27 states and for certain parties, the agencies are interpreting “waters of the United States” consistent with the pre-2015 regulatory regime and the Sackett decision until further notice. U. S. Steel will continue to review and follow the final WOTUS definition and associated litigation for its potential impact on the Company.

For further discussion of relevant environmental matters, including environmental remediation obligations, see "Item 1. Legal Proceedings - Environmental Proceedings."
OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any new material off-balance sheet arrangements during the third quarter of 2023.

INTERNATIONAL TRADE
U. S. Steel continues to face import competition, much of which is unfairly traded and fueled by massive global steel overcapacity, currently estimated to be over 674 million net tons per year—more than six times the entire U.S. steel market and over twenty times total U.S. steel imports. These imports and overcapacity negatively impact the Company’s operational and financial performance. U. S. Steel continues to lead efforts to address these challenges that threaten the Company, our workers, our stockholders and our country’s national and economic security.

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

The U.S. Department of Commerce (DOC) is managing a process in which U.S. companies may request and/or oppose temporary product exclusions from the Section 232 tariffs and quotas. U. S. Steel opposes exclusion requests for imported products that are the same as, or substitutes for, products manufactured by U. S. Steel. On August 28, 2023, DOC published proposed revisions to the Section 232 product exclusion process regulations, with public comments due in October.

Multiple legal challenges to the Section 232 action continue before the U.S. Court of International Trade (CIT) and the U.S. Court of Appeals for the Federal Circuit (CAFC), the latter which has consistently rejected constitutional and statutory challenges to the Section 232 action. Several challenges to the Section 232 action and retaliation thereto continue at the World Trade Organization (WTO).

Since its implementation in March 2018, the Section 232 action has supported the U.S. steel industries and U. S. Steel’s investments in advanced steel production capabilities, technology, and skills, strengthening U.S. national and economic security. The Company continues to actively defend the Section 232 action.

In February 2019, the European Commission (EC) implemented a definitive safeguard on global steel imports in the form of TRQs that impose 25 percent tariffs on steel imports that exceed the TRQ limit. The EC’s safeguard is currently set to expire in June 2024.

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

In January 2023, Cleveland-Cliffs and the USW filed new AD/CVD petitions on U.S. imports of tin mill products from eight countries. In June 2023, DOC issued an affirmative preliminary CVD determination regarding tin mill products from China. In August 2023, DOC made affirmative preliminary dumping determinations regarding tin mill products from Canada, China, and Germany, but negative preliminary determinations for tin mill products from Korea, Netherlands, Taiwan, Turkey, and UK. The ITC final phase hearing is scheduled for January 4, 2024.

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

The United States and EU are currently negotiating continuation of the Section 232 TRQ on U.S. imports from Europe and the EU's suspended retaliation on U.S. exports, as well as a global sustainable steel arrangement to restore market-oriented conditions and address carbon intensity. In June 2023, to inform these ongoing discussions with the EU, USTR requested that the ITC conduct a Section 332 investigation to assess greenhouse gas emissions intensity of steel produced in the United States. The ITC initiated the Section 332 proceeding in July 2023, will hold a hearing on December 7, 2023, collect information from domestic producers through mid-2024, and will issue a report in January 2025. U. S. Steel is actively participating in this Section 332 investigation.

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
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2023. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
GENERAL LITIGATION

On June 8, 2021, JSW Steel (USA) Inc. and JSW Steel USA Ohio, Inc. (collectively, JSW), U.S. based subsidiaries of Indian steelmaker JSW Steel, filed suit in the United States District Court for the Southern District of Texas against Nucor, U. S. Steel, AK Steel Holding Group and Cleveland-Cliffs (collectively, the JSW Defendants) alleging that the Defendants operated as a cartel and formed a conspiracy to boycott JSW from obtaining semi-finished steel slabs. JSW alleges that the JSW Defendants acted in violation of Section 1 of the Sherman Act and the Clayton Act (federal antitrust), and violation of the Texas Free Enterprise and Antitrust Act. JSW also alleges that the JSW Defendants formed a civil conspiracy in violation of Texas common law, and that the JSW Defendants tortiously interfered with JSW’s business relationships. The basis for JSW’s allegations relate to the JSW Defendants participation in the DOC's Section 232 process, including the JSW Defendants’ support of the enactment of the President’s Section 232 proclamation, statements made by the JSW Defendants after the enactment of Section 232, and the JSW Defendants’ participation in the Section 232 exclusion process. Plaintiffs seek monetary damages including $45 million for payment of Section 232 tariffs and unspecified amounts for financial penalties, termination fees and lost profits as well as other damages. U. S. Steel, along with the other JSW Defendants, filed a Motion to Dismiss the case on August 17, 2021. On February 17, 2022, the Court issued an opinion dismissing JSW’s antitrust complaint with prejudice. JSW filed a timely notice of appeal with the United States Court of Appeals for the Fifth Circuit. The Fifth Circuit held oral argument on the appeal on February 6, 2023, and we are awaiting a ruling from the Court. The Company continues to vigorously defend the matter.

On December 24, 2018, U. S. Steel's Clairton Plant experienced a fire, affecting portions of the facility involved in desulfurization of the coke oven gas generated during the coking process. With the desulfurization process out of operation as a result of the fire, U. S. Steel was not able to certify compliance with Clairton Plant’s Title V permit levels for sulfur emissions. U. S. Steel promptly notified ACHD, which has regulatory jurisdiction for the Title V permit, and updated the ACHD regularly on efforts to mitigate any potential environmental impacts until the desulfurization process was returned to normal operations. Of the approximately 2,400 hours between the date of the fire and April 4, 2019, when the Company resumed desulfurization, there were ten intermittent hours where average SO2 emissions exceeded the hourly NAAQS for SO2 at the Allegheny County regional air quality monitors located in Liberty and North Braddock boroughs, which are near U. S. Steel's Mon Valley Works facilities. On April 29, 2019, PennEnvironment and Clean Air Council, both environmental, non-governmental organizations filed a Complaint in Federal Court in the Western District of Pennsylvania. The ACHD was subsequently granted intervenor status. Collectively the parties seek injunctive relief and civil penalties regarding the alleged Permit violations following the fire. Discovery has concluded. The court denied the parties’ respective Motions for Summary Judgment. A non-jury trial which was scheduled to take place in April and May of 2023 is being held in abeyance as the parties reached a tentative settlement agreement, signed a term sheet, and advised the Court accordingly. The parties are working to draft a Consent Decree to memorialize the settlement terms. Separately, a class action has been filed in the Court of Common Pleas of Allegheny County on behalf of approximately 123,000 persons who claim that the impacts from the fire created a nuisance and seek damages for loss of use and enjoyment of properties. That action has been certified as a class action and the Company intends to vigorously defend against it.

ENVIRONMENTAL PROCEEDINGS
The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of September 30, 2023, under federal and state environmental laws, and which U. S. Steel reasonably believes may result in monetary sanctions of at least $1 million (the threshold chosen by U. S. Steel as permitted by Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended). Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

As of September 30, 2023, U. S. Steel has received information requests or been identified as a PRP at a total of four CERCLA sites, three of which have liabilities that have not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at the other site will be over $5 million as described below.

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

Remediation contracts were issued by both USS and GLNPO for the first phase of the remedial work at the site during the fourth quarter of 2020. USS and GLNPO have completed the second phase of work at the site which extended through early 2022. The final phase of the remedial design has been defined and another amendment to the Project Agreement between U.S. Steel and GLNPO was executed in December 2021. Execution of this final phase is in progress and is expected to extend through 2024 for habitat restoration. USS' portion of additional, design, oversight costs, and implementation of all three phases of the preferred remedial alternative on the upland property and Estuary are currently estimated as of September 30, 2023 at approximately $16 million.

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

Gary Works

On October 23, 1998, the U.S. EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform an RCRA Facility Investigation, a Corrective Measures Study and Corrective Measure Implementation. Evaluations are underway at six groundwater areas on the east side of the facility. A remedial groundwater treatment system has been operating at one of the six areas since 2021. An Interim Stabilization Measure work plan was recently approved by the U.S. EPA for a second area and a contractor is completing installation and start-up of the remedial system. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $23 million as of September 30, 2023, based on our current estimate of known remaining costs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel had determined the most effective means to address the remaining impacted material was to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel awarded a contract for the implementation of the CAMU project during the fourth quarter of 2018. Construction, waste stabilization and placement, along with closure of the CAMU, were substantially completed in the fourth quarter of 2020. U. S. Steel has an accrued liability of approximately $18 million as of September 30, 2023 for our estimated share of the remaining costs of remediation at the site.

USS-UPI LLC

In February 2020, U. S. Steel purchased the remaining 50 percent interest in USS-POSCO Industries, a former joint venture that is located in Pittsburg, California between subsidiaries of U. S. Steel and POSCO, now known as USS-UPI, LLC. Prior to formation of the joint venture, UPI's facilities were previously owned and operated solely by U. S. Steel, which assumed responsibility for the existing environmental conditions. U. S. Steel continues to monitor the impacts of the remedial plan implemented in 2016 to address groundwater impacts from trichloroethylene at SWMU 4. Evaluations continue for the SWMUs, known as the Northern Boundary Group, and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As such, there has been no material change in the status of the project during the nine months ended September 30, 2023. As of September 30, 2023, approximately $229,000 has been accrued for ongoing environmental studies, investigations and remedy monitoring. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, the U.S EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) in December 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM), with the approval of the U.S. EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. Corrective Measure Implementation Plans (CMIPs) have been submitted to and approved by ADEM for the last two areas on site where impacts to soil and sediments are required to be addressed. Plans are being finalized for contracting the work required under the CMIPs. U. S. Steel has an accrued liability of approximately $8 million as of September 30, 2023 for the estimated remaining costs of remediation at the site.

Air Related Matters

Granite City Works

In October 2015, Granite City Works received a Violation Notice from the Illinois Environmental Protection Agency (IEPA) in which the IEPA alleges that U. S. Steel violated the emission limits for nitrogen oxides (NOx) and volatile organic compounds from the Basic Oxygen Furnace Electrostatic Precipitator Stack. In addition, the IEPA alleges that U. S. Steel exceeded its natural gas usage limit at its CoGeneration Boiler. U. S. Steel responded to the notice and on July 21, 2023, received a denial from the IEPA. On September 11, 2023, U. S. Steel submitted a response and comments, and remains in discussion with IEPA.

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

On March 24, 2022, the Company received an enforcement order from the ACHD that includes a civil penalty demand for $4.6 million for alleged air permit violations occurring between January 1, 2020 through March 15, 2022 regarding the Company’s Clairton plant’s coke oven pushing emission control systems. The Company disagrees with the bases for the demand and has appealed the Order. The ACHD Hearing Officer has scheduled a hearing on the appeal for January 30, 2024.
ASBESTOS LITIGATION

See Note 21 to our Condensed Consolidated Financial Statements, Contingencies and Commitments for a description of our asbestos litigation.

Item 1A.	RISK FACTORS
We cannot assure you that our exploration of strategic alternatives will result in us pursuing a transaction or that any such transaction would be successfully completed, and the process of reviewing strategic alternatives or its conclusion could adversely affect our business and our stockholders.

In August 2023, the Company's management and Board of Directors announced that they are engaged in a review of strategic alternatives to maximize value for the Company's stockholders. We are actively working with financial advisors and legal counsel in this strategic alternatives review process.

No assurance can be given as to the timeline or outcome of the process, including whether the process will result in a transaction or that any transaction that is agreed to will be completed. Entry into or completion of any potential transaction or other strategic alternatives would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, regulatory approvals and the availability of financing for a potential transaction on reasonable terms. Even if a transaction is entered into, there can be no assurance that it will be successful or have a positive effect on stockholder value. Our Board of Directors may also determine that no transaction is in the best interest of our stockholders.

We expect to incur substantial expenses associated with identifying, evaluating and negotiating potential strategic alternatives. The process of reviewing potential strategic alternatives may be time consuming, distracting and disruptive to our business operations. We may also incur additional unanticipated expenses in connection with this process. In addition, we may be subject to costly and time-consuming litigation related to the process. Further, the process may result in the loss of potential business opportunities and have a negative effect on the market price and volatility of our common stock, as well as our ability to recruit and retain qualified personnel.

In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

Item 2.	PURCHASES OF EQUITY SECURITIES BY ISSUER AND AFFILIATED PURCHASERS
Share repurchase activity under the Company's share repurchase program during the three months ended September 30, 2023, was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs in effect at September 30, 2023 (a)
July 1 - 31, 2023	1,020,656	$24.49	1,020,656	$126,000,800
August 1 - 31, 2023	—	$—	—	$126,000,800
September 1 - 30, 2023	—	$—	—	$126,000,800
Quarter ended September 30, 2023	1,020,656	$24.49	1,020,656	$126,000,800
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

10.1	Amended and Restated Credit Agreement, dated December 22, 2022, among Exploratory Ventures, LLC, as Borrower, United States Steel Corporation, as Parent Guarantor, KFW IPEX-Bank GMBH, as Mandated Lead Arranger and ECA Structuring Bank, KFW IPEX-Bank GMBH, as Facility Agent and ECA Agent, and lenders party thereto from time to time.*

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the SEC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the SEC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure required under Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

101
The following financial information from United States Steel Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101).

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Corporation hereby undertakes to furnish supplemental copies of the omitted schedules and exhibits upon request by the SEC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned chief accounting officer thereunto duly authorized.

UNITED STATES STEEL CORPORATION

By	/s/ Manpreet S. Grewal

Manpreet S. Grewal
Vice President, Controller & Chief Accounting Officer

October 27, 2023
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.