Form 10-K
period 2023-12-31
UNITED STATES STEEL CORP
filed 2024-02-02
CIK 1163302

        2023
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 1-16811
United States Steel Corporation
(Exact name of registrant as specified in its charter)

Delaware	25-1897152
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
600 Grant Street, Pittsburgh, PA 15219-2800
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (412) 433-1121
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes   ☑   No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to the previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
Aggregate market value of Common Stock held by non-affiliates as of June 30, 2023, (the last business day of the registrant’s most recently completed second fiscal quarter): $5.6 billion. The amount shown is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.
There were 223,730,444 shares of United States Steel Corporation Common Stock outstanding as of January 29, 2024.
Documents Incorporated By Reference:
    Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated into Part III.

FORWARD-LOOKING STATEMENTS

This release contains information regarding the Company that may constitute “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 and other securities laws, that are subject to risks and uncertainties. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections. Generally, we have identified such forward-looking statements by using the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “target,” “forecast,” “aim,” “should,” “plan,” “goal,” “future,” “will,” “may” and similar expressions or by using future dates in connection with any discussion of, among other things, statements expressing general views about future operating or financial results, operating or financial performance, trends, events or developments that we expect or anticipate will occur in the future, anticipated cost savings, potential capital and operational cash improvements and changes in the global economic environment, the construction or operation of new or existing facilities or capabilities, statements regarding our greenhouse gas emissions reduction goals, as well as statements regarding the proposed transaction, including the timing of the completion of the transaction. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements include all statements that are not historical facts, but instead represent only the Company’s beliefs regarding future goals, plans and expectations about our prospects for the future and other events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Management of the Company believes that these forward-looking statements are reasonable as of the time made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. In addition, forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company's historical experience and our present expectations or projections. Risks and uncertainties include without limitation: the ability of the parties to consummate the proposed transaction on a timely basis or at all; the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the proposed transaction; the occurrence of any event, change or other circumstances that could give rise to the termination of the definitive agreement and plan of merger relating to the proposed transaction (the “Merger Agreement”); the possibility that the Company’s stockholders may not approve the proposed transaction; the risks and uncertainties related to securing the necessary stockholder approval; the risk that the parties to the Merger Agreement may not be able to satisfy the conditions to the proposed transaction in a timely manner or at all; risks related to disruption of management time from ongoing business operations due to the proposed transaction; certain restrictions during the pendency of the proposed transaction that may impact the Company’s ability to pursue certain business opportunities or strategic transactions; the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of the Company’s common stock; the risk of any unexpected costs or expenses resulting from the proposed transaction; the risk of any litigation relating to the proposed transaction; the risk that the proposed transaction and its announcement could have an adverse effect on the ability of the Company to retain customers and retain and hire key personnel and maintain relationships with customers, suppliers, employees, stockholders and other business relationships and on its operating results and business generally; and the risk the pending proposed transaction could distract management of the Company. The Company directs readers to its Form 10-K for the year ended December 31, 2022 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, and the other documents it files with the SEC for other risks associated with the Company’s future performance. These documents contain and identify important factors that could cause actual results to differ materially from those contained in the forward-looking statements. All information in this report is as of the date above. The Company does not undertake any duty to update any forward-looking statement to conform the statement to actual results or changes in the Company’s expectations whether as a result of new information, future events or otherwise, except as required by law.

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

Non-Generally Accepted Accounting Principles (non-GAAP) Financial Measures

This report contains the non-GAAP financial measure cash conversion cycle. We believe the cash conversion cycle is a useful measure in providing investors with information regarding our cash management performance and is a widely accepted measure of working capital management efficiency. The cash conversion cycle should not be considered in isolation or as an alternative to other Generally Accepted Accounting Principles (GAAP) metrics as an indicator of performance.

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

During 2023, U. S. Steel had annual raw steel production capability of 22.4 million net tons (17.4 million tons in North America and 5.0 million tons in Europe). U. S. Steel performs a wide range of applied research, development and technical support functions at facilities in Pennsylvania, Michigan, Texas and Slovakia. U. S. Steel supplies customers throughout the world primarily in the automotive, construction, consumer (packaging and appliance), electrical, industrial equipment, service center/distribution, structural tubing and energy (oil country tubular goods (OCTG) and line pipe) markets. According to the worldsteel Association’s latest published statistics, U. S. Steel is the third largest U.S. based steel producer and the twenty-seventh largest steel producer in the world. U. S. Steel is a Delaware corporation established in 1901.

Agreement and Plan of Merger with Nippon Steel Corporation

On December 18, 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Nippon Steel North America, Inc., a New York corporation ("Purchaser"), 2023 Merger Subsidiary, Inc., a Delaware corporation and a wholly owned subsidiary of Purchaser ("Merger Sub"), and, solely as provided in Section 9.13 therein, Nippon Steel Corporation, a Japanese corporation ("NSC"), pursuant to which Merger Sub will merge with and into the Company (the "Merger") with the Company surviving the Merger as a wholly-owned subsidiary of Purchaser. Subject to the terms and conditions set forth in the Merger Agreement, each share of the Company's common stock, par value $1.00 per share, outstanding immediately prior to the effective time of the Merger (the "Effective Time") will, at the Effective Time, automatically be converted into the right to receive $55.00 per share in cash, without interest, subject to any required tax withholding.

Segments

U. S. Steel has four reportable segments: North American Flat-Rolled (Flat-Rolled), Mini Mill, U. S. Steel Europe (USSE) and Tubular Products (Tubular). The Mini Mill segment reflects the full ownership of Big River Steel after January 15, 2021, when U. S. Steel purchased the remaining equity interest in Big River Steel that it did not previously own, and a second mini mill currently under construction near Osceola, Arkansas. Prior to the acquisition, the minority interest equity earnings of Big River Steel were included in the Other category. The Tubular segment includes the electric arc furnace at our Fairfield Tubular Operations in Fairfield, Alabama. The Other category includes results of our real estate business, the previously held equity method investment in Big River Steel, and our former Transtar business. On July 28, 2021, the Company sold 100% of the equity interests in Transtar, its short-line railroad business.

Flat-Rolled

The Flat-Rolled segment includes the operating results of U. S. Steel’s integrated steel plants and equity investees in North America involved in the production of slabs, strip mill plates, sheets and tin mill products, as well as all iron ore, direct reduced grade pellets, pig iron, and coke production facilities in the United States. These operations primarily serve North American customers in the automotive, appliance, construction, container, pipe and tube, sheet converter, solar, industrial equipment and service center markets.

During 2023, Flat-Rolled had aggregate annual raw steel production capability of 13.2 million tons at our Gary Works, Mon Valley Works, and Granite City Works facilities. In December 2021, U. S. Steel permanently idled the steelmaking operations at Great Lakes Works which reduced the Company's overall annual raw steel production capability by 3.8 million net tons. Raw steel production was 9.4 million tons in 2023, 8.8 million tons in 2022, and 9.9 million tons in 2021. Raw steel production averaged 71 percent of capability in 2023, 67 percent of capability in 2022, and 58 percent of capability in 2021.

Mini Mill

The Mini Mill segment includes the operating results of U. S. Steel's Big River Steel facility and a second mini mill currently under construction, both are located in Osceola, Arkansas. The Mini Mill segment produces hot-rolled, cold-rolled, coated sheets and electrical steels. This operation primarily serves North American customers in the automotive, construction, pipe and tube, sheet converter, electrical, solar, industrial equipment and service center markets.

Mini Mill has aggregate annual raw steel production capability of 3.3 million tons at our Big River Steel facility. Raw steel production was 3.0 million tons in 2023 and 2.7 million tons in both 2022 and 2021. Raw steel production averaged 89 percent of capability in 2023, 80 percent of capability in 2022, and 81 percent of capability in 2021.

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

USSE has annual raw steel production capability of 5.0 million tons. USSE’s raw steel production was 4.4 million tons in 2023, 3.8 million tons in 2022, and 4.9 million tons in 2021. USSE’s raw steel production averaged 88 percent of capability in 2023, 77 percent of capability in 2022, and 99 percent of capability in 2021.

Tubular

The Tubular segment includes the operating results of U. S. Steel’s tubular production facilities and an equity investee in the United States. These operations can produce and sell rounds, seamless and electric resistance welded (ERW) steel casing and tubing (commonly known as OCTG), and standard and line pipe and mechanical tubing and primarily serve customers in the oil, gas and petrochemical markets. U. S. Steel Tubular Products LLC (USSTP), a wholly owned subsidiary of U. S. Steel, designs and develops a range of premium and semi-premium connections to address our customers' needs. The Tubular segment has annual raw steel production capability of 900 thousand tons. Raw steel production was 568 thousand tons in 2023, 634 thousand tons in 2022, and 464 thousand tons in 2021. Raw steel production averaged 63 percent of capability in 2023, 70 percent of capability in 2022, and 52 percent of capability in 2021. Tubular has total production capability of 1.9 million tons. In 2020, Tubular indefinitely idled the Lone Star Tubular Operations and Lorain Tubular Operations thereby effectively reducing on-line tubular production capacity by 790 thousand and 380 thousand tons, respectively.

For further information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to the Consolidated Financial Statements.

Steel Shipments by Market and Segment

The following table, except as noted in Footnote 1 below, does not include shipments to end customers by joint ventures and other equity investees of U. S. Steel. Shipments of materials to these entities are included in the “Further Conversion – Joint Ventures” market classification. No single customer accounted for more than 10 percent of gross annual revenue for the three consecutive years ended December 31, 2023.

(Thousands of Tons)	Flat-Rolled	Mini Mill	USSE	Tubular	Total
Major Market – 2023
Steel Service Centers	1,506	1,116	848	—	3,470
Further Conversion – Trade Customers	1,940	729	293	—	2,962
– Joint Ventures (1)	211	—	—	—	211
Transportation and Automotive (1)	2,876	17	636	—	3,529
Construction and Construction Products	908	483	1,319	31	2,741
Containers and Packaging	570	1	312	—	883
Appliances and Electrical Equipment	429	78	172	—	679
Oil, Gas and Petrochemicals	—	—	—	447	447
All Other	266	—	319	—	585
TOTAL	8,706	2,424	3,899	478	15,507
Major Market – 2022
Steel Service Centers	1,128	1,080	839	—	3,047
Further Conversion – Trade Customers	2,163	772	289	—	3,224
– Joint Ventures (1)	256	—	—	—	256
Transportation and Automotive (1)	2,611	20	619	—	3,250
Construction and Construction Products	922	310	1,052	30	2,314
Containers and Packaging	693	13	423	—	1,129
Appliances and Electrical Equipment	416	93	225	—	734
Oil, Gas and Petrochemicals	—	—	3	494	497
All Other	183	—	309	—	492
TOTAL	8,372	2,288	3,759	524	14,943
Major Market – 2021
Steel Service Centers	1,539	1,121	995	—	3,655
Further Conversion – Trade Customers	1,701	684	314	—	2,699
– Joint Ventures (1)	490	—	—	—	490
Transportation and Automotive (1)	2,355	17	590	—	2,962
Construction and Construction Products	1,224	282	1,346	18	2,870
Containers and Packaging	942	17	449	—	1,408
Appliances and Electrical Equipment	570	109	266	—	945
Oil, Gas and Petrochemicals	—	—	8	426	434
All Other	197	—	334	—	531
TOTAL	9,018	2,230	4,302	444	15,994
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

U. S. Steel competes with many North American and international steel producers. Competitors include 1) integrated producers, which use iron ore and coke as the primary raw materials for steel production, 2) Electric Arc Furnace (EAF) producers, which primarily use steel scrap and other iron-bearing feedstocks as raw materials and 3) slab re-rollers, who purchase mostly imported, but some domestic, semi-finished products and convert them into sheet products. In addition, other materials, such as aluminum, plastics and composites, compete with steel in several applications. According to worldsteel Association, global steel production in 2023 was consistent compared to 2022, at approximately 1.89 billion metric tons. Among the top ten steel producing countries, steel production in China was flat, and production in India, the United States and Russia increased, while production in Europe, Brazil and Japan decreased. The top five steel producing countries accounted for 74 percent of the world's steel production in 2023.

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

U. S. Steel provides defined benefit pension and/or other post-employment benefits to approximately 60,000 current employees, retirees and their beneficiaries. Many of our competitors do not have comparable retiree obligations. Participation in U. S. Steel's main defined benefit pension plan was closed to new entrants on July 1, 2003 and benefit accruals for all non-represented participants were frozen effective December 31, 2015. Participation in U. S. Steel’s retiree medical and life insurance programs for United Steelworkers (USW)-represented employees was closed to employees hired or rehired (except in limited circumstances) on or after January 1, 2016. For non-represented employees, retiree medical benefits were eliminated December 31, 2017, and retiree life insurance benefits were eliminated for those who retired after December 31, 2017.

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

In 2024, we expect additional steelmaking capacity will enter the domestic steel market as competitors' growth projects come on-line or ramp up to full production in North America throughout the year.

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

We are focused on strategic markets, where there is the greatest opportunity to provide differentiated, innovative and value-added solutions that will help our customers succeed. We are investing in new technologies to improve our cost position and increase our capabilities, including our mini mill steelmaking and best-in-class finishing capabilities. Beginning in 2021, we began investing nearly $4 billion in the Mini Mill segment to enhance our finishing and EAF capabilities. In 2023, we completed construction of a 200-thousand-ton, non-grain oriented (NGO) electrical steel line at our Big River Steel facility, which produced its first coil in September 2023, and industrial grade coils in October 2023. This project was completed on-time and on-budget. Construction of Big River 2 (BR2) near Osceola, Arkansas continued throughout 2023. This new mini mill is expected to have about 3 million tons per year of steelmaking capability and will combine two state-of-the-art EAFs with differentiated steelmaking and finishing technology, including endless casting and rolling equipment and a planned advanced high-strength steel (AHSS) finishing line. Our Board of Directors has authorized additional capital to ensure BR2 is completed successfully in the second half of 2024. The Company now expects total capital spend for BR2 will be approximately $3.2 billion. In addition, the construction of a 325 thousand ton dual Galvalume®/galvanized coating line at Big River Steel is expected to be completed in the second quarter of 2024. We are enhancing our competitive advantage in low-cost iron ore by expanding this advantage to serve our growing fleet of EAF producers. In our Flat-rolled segment, construction of a direct reduced (DR) grade pellet facility at the Company’s Keetac ore operations was completed on-time and on-budget in December 2023. We also completed our 500-thousand-ton, pig iron machine at Gary Works in 2022 and ramped to full run-rate production in 2023. Capital expenditures for strategic projects were $1.89 billion during the year ended December 31, 2023.

We know that to accomplish our objectives, we also need to continue to move up the talent curve. We are investing in our employees and providing the training and resources they need to succeed. This will help reinforce our culture of caring, where accountability, fairness and respect are foundational, and high performance and inclusion in all its forms are valued and celebrated. See "Human Capital Management" below for additional information on our talent attraction, development, and retention initiatives.

From time to time, U. S. Steel evaluates potential strategic and organizational opportunities, which may include the acquisition, divestiture or consolidation of assets. Given the cyclicality of our industry, we are focused on strategically deploying our capital, in-line with our capital allocation framework, in order to invest in areas consistent with the execution of our Best for All strategy and are considering various possibilities, including exiting lines of business and the sale of certain assets, that we believe would ultimately result in greater stockholder value. The Merger Agreement contains customary limitations on U. S. Steel's ability to engage in such transactions without the consent of Purchaser.

As the Company advances and expands its mini mill capability, it seeks to become better, not bigger and will adjust its footprint accordingly by re-evaluating cost and capability advantages within its evolving footprint. In December 2021 and June 2022, the Company permanently idled the steelmaking and ironmaking operations, respectively, at its Great Lakes Works facility. In addition, in March 2022, the Company permanently idled the finishing facilities at its East Chicago Tin operations, which had been idled on a temporary basis during 2019. The coil finishing process at Great Lakes Works continues to operate and remains a component of the Company's operating plans. In December 2022, the Company indefinitely idled the majority of tin operations at our Gary Works facility. In November 2023, the steel and ironmaking production facilities at Granite City Works were indefinitely idled. The plant continues to process slabs to produce hot-rolled, cold-rolled and coated sheets. Production at USS-UPI, LLC (UPI) was indefinitely idled in December 2023.

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

U. S. Steel is committed to leveraging our Best for All strategy to develop and commercialize our low-carbon footprint and advanced high-strength steels for our current and future customers. The Company's current five year plan includes plans to develop and commercialize numerous differentiated grades of low-carbon footprint, high rate of recycled-content steels, providing compelling new options for customers in automotive, appliance, industrial equipment, construction, renewable energy and other markets to enhance the sustainability of their products. For example, in April 2021, we announced a new sustainable steel product line, verdeXTM, which is made with up to 90% recycled steel content and a reduced carbon footprint - as much as 70-80% less carbon emissions than traditional integrated steelmaking methods. After launching our verdeXTM brand of sustainable steel products in 2021, we worked closely with customers on their own sustainability goals. In 2022, we reached agreements with multiple customers on the sale of verdeXTM products moving forward, and in 2023, even more agreements have been put in place for use in industries such as automotive, appliance, construction, and renewable energy, setting the stage for increased sales of verdeXTM in these and other industries in the coming years. Also in 2023, with the completion of the NGO electrical steel line at our Big River Steel facility, the Company began production of its InduXTM electrical steel products which have all of the magnetic properties necessary for electric vehicles as well as generators and transformers. InduXTM electrical steel products are wide, ultra-thin, light-weight and infinitely recyclable. In addition, we continue to work with customers in numerous industries to help them implement AHSS solutions in the products they manufacture. While the automotive industry has been most active in the application of these products in new vehicle platforms, and it continues to accelerate the deployment of AHSS solutions in new vehicle launches, U. S. Steel is successfully introducing AHSS in other industries as well. In January 2023, we also enhanced our construction product offering by offering a best-in-class warranty of up to 60 years for our Galvalume® products, and in October 2023 launched Coastalume®, the first carbon steel solution designed for use in coastal construction applications.

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

Commercial Sales of Product

U. S. Steel characterizes sales as contract sales if sold pursuant to an agreement with a defined volume and pricing and a duration of longer than three months, and as spot if sold without a defined volume and pricing agreement, typically three months or less. In 2023, approximately 67 percent, 58 percent, 45 percent and 78 percent of sales by Flat-Rolled, Mini Mill, USSE and Tubular, respectively, were contract sales. Some contract pricing agreements include fixed prices while others are adjusted periodically based upon published prices of steel products or cost components.

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

Active Employees as of December 31, 2023
North America	13,995
Slovakia	7,808
Total	21,803

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

For 2023, we had a corporate DAFW rate of 0.04, which is 15 times better than the U.S. Bureau of Labor Statistics' Iron and Steel benchmark DAFW rate of 0.60.

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

Labor Relations

Approximately 80% of our employees in North America and Slovakia are covered by collective bargaining agreements. We work closely with union representatives to provide safe and productive workplaces that enable our employees to deliver high-quality products and meet the needs of our customers. Our relationship with the United Steelworkers includes not only a commitment to safety programs, but also a common approach to combating the unfairly traded imports that threaten our industry, our company and ultimately the jobs of our employees.

Certain hourly employees of U. S. Steel’s flat-rolled, tubular, cokemaking and iron ore operations in the United States are covered by collective bargaining agreements with the USW entered into effective September 1, 2022, (the 2022 Labor Agreements) that expire on September 1, 2026. The 2022 Labor Agreements include a signing bonus for each eligible USW-represented employee and annual 5% wage increases effective September 1, 2022, 2023, 2024, and 2025. The 2022 Labor Agreements also provide for certain increases to pension and retirement benefits, including increases in our defined benefit pension plan, retiree healthcare contributions, and to the contribution rate to the Steelworkers Pension Trust from $3.50 to $4.00 per hour, effective January 1, 2023. During the fourth quarter of 2022, U. S. Steel recorded a charge of approximately $67 million for the 2022 Labor Agreements signing bonus and related costs.

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
On May 18, 2023, U. S. Steel closed on an offering consisting of an aggregate principal amount of $240 million unsecured Arkansas Development Finance Authority environmental improvement revenue bonds, which carry a green bond designation. The bonds, issued through Arkansas Development Finance Authority, have a coupon rate of 5.700% and carry a final maturity of 2053 (2053 ADFA Green Bonds). U. S. Steel received net proceeds of approximately $238 million after fees of approximately $2 million related to the underwriting and third-party expenses and will pay semiannual interest. The net proceeds from the issuance of the 2053 ADFA (Arkansas Development Finance Authority) Green Bonds were used to partially fund work related to BR2, currently under construction near Osceola, Arkansas. The Merger Agreement contains customary limitations on U. S. Steel's ability to incur additional indebtedness without the consent of Purchaser.

In 2023, we repaid approximately $89 million in debt, and we ended the year with $5.17 billion of total liquidity.

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

U. S. Steel repurchased 7.1 million shares of its common stock for approximately $175 million during the year ended December 31, 2023, and there is approximately $126 million remaining under the current stock repurchase authorization. In addition, the Board of Directors declared quarterly dividends of five cents per common share for each of the quarters in 2023. We do not expect to utilize the remainder of this authorization. The Merger Agreement contains a customary prohibition on U. S. Steel's ability to engage in additional share repurchases without the consent of Purchaser.

Facilities and Locations as of December 31, 2023

Location Overview

Flat-Rolled Segment
- **1** Gary Works
- **2** Great Lakes Works
- **3 4** Mon Valley Works
- **5** Granite City Works
- **6** Fairfield Sheet
- **7** Minntac
- **7** Keetac
- **7** Hibbing Taconite
- **8** USS-UPI, LLC
- **9** PRO-TEC Coating Company
- **10** Double G Coatings Company
- **1** Chrome Deposit*
- **2** Automotive Center

Mini Mill Segment
- **17** Big River Steel

Tubular Segment
- **6** Fairfield Tubular
- **14** Lorain Tubular
- **15** Offshore Operations Houston
- **16** Lone Star Tubular
- **11 16** Wheeling Machine Products
- **12** Patriot Premium Threading Services

USSE Segment
- **13** U. S. Steel Košice

Administrative and Research
- **3** Corporate Headquarters
- **3** Research and Technology Center
- **15** U. S. Steel Tubular Products Innovation
- **13** USSE Research

WA
MT
ND
MN
OR
ID
SD
WY
WI
MI
IA
NE
IL
IN
OH
PA
NY
ME
VT
NH
MA
CT
RI
NJ
DE
MD
CA
NV
UT
CO
KS
MO
KY
WV
VA
TN
NC
OK
AR
AZ
NM
TX
MS
AL
GA
SC
LA
FL
1
2
3
4
5
6
7
8
9
10
11
12
14
15
16
17

United States

*Chrome Deposit locations are near major steel mills and are not reflected on the map above.

ESTONIA
LATVIA
LITHUANIA
DENMARK
BELARUS
UK
IRELAND
NETH.
GERMANY
POLAND
BELGIUM
CZECH REP.
UKRAINE
LUX.
SLOVAKIA
13
LEICH.
AUSTRIA
HUNGARY
MOLDOVA
SWITZ.
FRANCE
SLOVENIA
CROATIA
ROMANIA
SAN MAR.
BOZNIA &
HERZ
SERBIA
ITALY
MONT.
BULGARIA
MACE.
ALBANIA
SPAIN
GREECE
PORTUGAL

Europe

Maps not drawn to scale.

Flat-Rolled

The operating results of all of U. S. Steel's domestic-integrated steel and sheet plants, coke and iron ore operations and ore and sheet production joint ventures are included in Flat-Rolled. Also, included within Flat-Rolled is a research and technology center located in Munhall, Pennsylvania (near Pittsburgh) and a technology center in Troy, Michigan. The research and technology center carries out a wide range of applied research, development and technical support functions. The technology center brings automotive sales, service, distribution and logistics services, product technology and applications research into one location and much of U. S. Steel’s work in developing new grades of steel to meet the demands of automakers for high-strength, light-weight and formable materials is carried out at this location.

Flat-Rolled Operations Table
Operations, (Property Location)	Annual Production Capability	Principal Products and/or Services
Gary Works, (Gary, Indiana) (a)	7.5 million tons of raw steel which includes 0.5 million tons of pig iron capability	strip mill plate in coil; hot-rolled, cold-rolled and coated sheets; tin mill products and pig iron
Midwest, (Portage, Indiana)	finishing facility	hot-rolled, cold-rolled and coated sheets; and tin mill products
Great Lakes Works (b), (Ecorse, River Rouge and Dearborn, Michigan)	finishing facility	cold-rolled and coated sheets
Mon Valley Works (c): Edgar Thompson, (Braddock, Pennsylvania), Irvin, (West Mifflin, Pennsylvania), Fairless, (Fairless Hills, Pennsylvania), and Clairton, (Clairton, Pennsylvania)	2.9 million tons of raw steel and 3.6 million tons of coke	hot-rolled, cold-rolled and coated sheets; and coke and coke by-products
Granite City Works (d), (Granite City, Illinois)	2.8 million tons of raw steel	hot-rolled, cold-rolled and coated sheets
Granite City Works, (Granite City, Illinois); Gateway Energy and Coke Company LLC (Gateway)	coke supply agreement	not applicable
USS-UPI, LLC (UPI) (e), (Pittsburg, California)	finishing facility	cold-rolled and coated sheets; tin mill products
Fairfield Works, (Fairfield, Alabama)	finishing facility	coated sheets
Minnesota Ore Operations: Minntac, (Mt. Iron, Minnesota) and Keetac, (Keewatin, Minnesota)	22.4 million tons of iron ore pellets which includes 4.0 million tons of DR-grade pellet capability	iron ore pellets and DR (direct reduced) grade pellets
(a) The majority of tin operations were indefinitely idled as of December 31, 2022. Pig iron is sold on an intercompany basis to Big River Steel.
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
(d) In November 2023, the steel and ironmaking production facilities at Granite City Works were indefinitely idled. The plant continues to process slabs to produce hot-rolled, cold-rolled and coated sheets.

(e) In December 2023, production at UPI was indefinitely idled.

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

USSE

USSE operates in Košice, Slovakia an integrated facility and a research laboratory, which, in conjunction with our Research and Technology Center, supports efforts in coke making, electrical steels, other value-added products and design and instrumentation.

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
(b) In April 2020, the Lorain Tubular and Lone Star Tubular operations were indefinitely idled.
(c) In April 2020, the Wheeling Machine Products at Hughes Springs, Texas was indefinitely idled.
(d) Tubular Processing has been indefinitely idled since 2015.

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

Other

U. S. Steel’s Other category includes the operating results relating to our real estate operations, the previously held equity method investment in Big River Steel, and our former railroad business. The Company owns approximately 40,500 acres of real estate assets, either held for development or managed, in Alabama, Illinois, Michigan, Minnesota and Pennsylvania.

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

Iron Ore

Iron Ore Production(a)
Thousands of tons
25,000
22,500
20,000
17,500
15,000
21,450
16,981
23,369
22,059
22,134
2019
2020
2021
2022
2023
Iron Ore Production

(a) Includes our share of production from Hibbing through December 31, 2023.

The iron ore facilities at Minntac and Keetac contain approximately 900 million short tons of indicated resources and probable reserves and our share of recoverable reserves at the Hibbing joint venture is approximately 3 million short tons. Refer to Mining Properties in Item 2 of this Form 10-K for additional information. Recoverable reserves are defined as the tons of product that can be used internally or delivered to a customer after considering mining and beneficiation or preparation losses. Minntac and Keetac’s annual capability and our share of annual capability for the Hibbing joint venture total approximately 23 million tons. We have iron ore pellet production capability that exceeds our steelmaking capability in the U.S.
We historically have sold iron ore pellets to third parties, including in 2023, 2022, and 2021. The Company has agreements to supply iron ore pellets to third-party customers over the next several years.

Substantially all of USSE’s iron ore requirements are purchased from outside sources, primarily Ukrainian mining companies. Prices are determined in long-term contracts with strategic suppliers or as spot prices negotiated monthly or quarterly. USSE also has received iron ore from U. S. Steel’s iron ore facilities in North America. We believe that supplies of iron ore adequate to meet USSE’s needs are available at competitive market prices.

Coking Coal

All of U. S. Steel’s coal requirements for our cokemaking facilities are purchased from outside sources. Pricing for Flat-Rolled's coking coal contracts is typically negotiated on a yearly basis, and from time to time we have entered into multi-year agreements for a portion of our coking coal requirements.
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
Thousands of tons
6,000
4,000
2,000
4,813
3,673
5,396
5,034
4,780
2019
2020
2021
2022
2023
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
Zinc and Tin
We believe that supplies of zinc and tin required to fulfill the requirements for Flat-Rolled, Mini Mill and USSE are available from outside sources at competitive market prices. For Flat-Rolled and Mini Mill the main sources of zinc are Canada, Mexico and the United States and the main sources of tin are Bolivia, Brazil and Peru. For USSE, the main sources of zinc are Finland, Poland, the Netherlands and Slovakia, and the main sources of tin are Peru, Indonesia, China and Brazil.
During 2023, Flat-Rolled protected approximately 40 percent of its operation's zinc and tin requirements with financial swap derivatives to manage exposure to zinc and tin price fluctuations. During 2023, USSE protected approximately 35 percent of its operation's zinc purchases with forward physical contracts to manage our exposure to zinc price fluctuations and protected approximately 66 percent of its operation's tin purchases with financial swaps to manage our exposure to tin price fluctuations. For further information, see Note 16 to the Consolidated Financial Statements.

Natural Gas

All of U. S. Steel’s natural gas requirements are purchased from outside sources.

We believe that adequate supplies to meet Flat-Rolled’s, Mini Mill's and Tubular's needs are available at competitive market prices. For 2023, approximately 70 percent of our natural gas purchases in Flat-Rolled were based on bids solicited on a monthly basis from various vendors; the remainder were made daily or with term agreements.

We believe that adequate natural gas supplies to meet USSE’s needs are available at competitive market prices. During 2023, due to the uncertainty in the energy market, the procurement of natural gas in USSE was based on bids solicited primarily on a quarterly or monthly basis, with the remainder balanced on a daily basis.

Flat-Rolled and USSE use self-generated coke oven and blast furnace gas to reduce consumption of natural gas. USSE uses self-generated coke oven, converter and blast furnace gas to reduce consumption of steam coal that results in lower CO2 emissions production.

Additionally, Russian supply of natural gas to Europe has decreased significantly in response to enacted sanctions. However, Slovakia has natural gas storage and access to additional supply from countries including Norway, the U.S. and Africa. Together, these sources are enough to support the country's expected consumption through the 2024 winter season, which includes demand for natural gas for our USSE segment operations.

Industrial Gases

U. S. Steel purchases industrial gas in the U.S. under long-term contracts with various suppliers, with an exception being at our Fairfield Works where the Company's air separation plant provides for the facility's industrial gas needs. USSE owns and operates its own industrial gas facility, but also may purchase industrial gases from time to time from third parties.

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

Antidumping duties (AD) and countervailing duties (CVD or antisubsidy duties) apply in addition to the Section 232 tariffs, quotas, TRQs and the EC’s safeguard, and AD/CVD (antidumping and countervailing duty) orders may continue beyond the Section 232 action and the EC’s safeguard. U. S. Steel continues to actively defend and maintain the 61 U.S. AD/CVD orders and 14 EU AD/

CVD orders covering U. S. Steel products in multiple proceedings before the DOC, U.S. International Trade Commission (ITC), CIT, CAFC, the EC and European courts, and the WTO.

In January 2023, Cleveland-Cliffs, Inc. and the USW filed new AD/CVD petitions on U.S. imports of tin mill products from eight countries. In January 2024, DOC issued affirmative final AD/CVD determinations regarding tin mill products from Canada, China, Germany, and Korea, but negative determinations for tin mill products from Netherlands, Taiwan, Turkey, and the UK. The ITC held its final phase hearing on January 4, 2024, and is scheduled to vote in February 2024.

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

The United States and EU are currently negotiating a global sustainable steel arrangement to restore market-oriented conditions and address carbon intensity. In June 2023, to inform these ongoing discussions with the EU, USTR requested that the ITC conduct a Section 332 investigation to assess greenhouse gas emissions intensity of steel produced in the United States. The ITC initiated the Section 332 proceeding in July 2023, held a hearing on December 7, 2023, will collect information from domestic producers through mid-2024 and will issue a report in January 2025. U. S. Steel is actively participating in this Section 332 investigation. In the fourth quarter of 2023, the U.S. agreed to continue the Section 232 TRQs on U.S. imports from Europe through December 2025 and the EU agreed to continue to suspend retaliation on U.S. exports through March 2025.

U. S. Steel will continue to execute a broad, global strategy to maximize opportunities and navigate challenges presented by imports, global steel overcapacity, and international trade law and policy developments.

Environmental Stewardship

U. S. Steel is committed to effective environmental stewardship. We have implemented and continue to develop business practices that are designed to reduce negative environmental impacts. We believe part of being a good corporate citizen requires a dedicated focus on how our industry affects the environment. We have taken the actions described below in furtherance of that goal. U. S. Steel's environmental expenditures totaled $345 million in 2023, $334 million in 2022, and $302 million in 2021. Overall, environmental compliance expenditures represent approximately 2 percent of U. S. Steel’s total costs and expenses in 2023, 2022, and 2021. For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters.”

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

U. S. Steel’s North America operations recycled 4.9 million and 4.8 million tons of purchased and produced steel scrap annually in 2023 and 2022, respectively. USSK recycled approximately 895 thousand tons and 754 thousand tons of produced steel scrap in 2023 and 2022, respectively. Because of steel’s physical properties, our products can be recycled at the end of their useful life without loss of quality, contributing to steel’s high recycling rate and affordability. In 2023, our North America operations recycled approximately 2.6 million tons of blast furnace slag, 107 thousand tons of Basic Oxygen Process steel slag, and 168 thousand tons of electric arc furnace slag by selling it for use as aggregate and in highway and other construction. In 2023, USSK recycled approximately 1.1 million tons of blast furnace slag, and 168 thousand tons of Basic Oxygen Process steel slag.

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

The carbon reduction targets reflect our continued commitment to improvement in production efficiency and the manufacture of products that are environmentally friendly. In addition to a commitment to reduce its own greenhouse gas emissions intensity, U. S. Steel is committed to helping its customers achieve their environmental goals. Our industry-leading XG3™ advanced high-strength steel enables automakers to manufacture lighter weight vehicles that meet federal Corporate Average Fuel Economy (CAFE) standards with reduced carbon emissions. As part of our innovation efforts, we continue to look at new steelmaking technologies so that we can produce steels made with low greenhouse gas emissions intensity (green steels) and further reduce carbon emissions.

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

EU Environmental Requirements and Slovak Operations
Phase IV of the EU Emissions Trading System (EU ETS) commenced on January 1, 2021, and will finish on December 31, 2030. The European Commission issued final approval of the updated 2021-2025 Slovak National Allocation table in February 2022. The Slovak Ministry of Environment allocated 6.2 million metric tons of European Union Emission Allowances (EUA) at no charge (free allowances or free allocation) to USSE in April 2023. As of December 31, 2023, we have pre-purchased and settled approximately 1.8 million EUA totaling €147 million (approximately $163 million) to cover the expected 2023 shortfall of emission allowances and a portion of the 2024 shortfall. In September and October 2023, we entered into forward agreements to purchase and settle €56.5 million of EUA in January and February 2024, for the anticipated 2024 shortfall.

The EU's Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to go beyond BAT requirements were €138 million (approximately $153 million). These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g., bank guarantee) to secure 50 percent of the EU funding received. USSK complied with these covenants as of December 31, 2023, and no additional collateral will be required by the end of June 30, 2024. By this next assessment date, we expect that two of the fifteen total projects will pass the sustainability monitoring and will be excluded from further assessment to provide additional collateral if the covenants are not met. The last assessment of financial covenants will be performed as of June 30, 2026.
For further discussion of laws applicable in Slovakia and the EU and their impact on USSE, see Note 26 to the Consolidated Financial Statements, “Contingencies and Commitments, Environmental Matters, EU Environmental Requirements.”
Minnesota Mining Operations - Water
The State of Minnesota has a sulfate wild rice water quality standard (WQS) set at 10mg/L, which was established in 1973. Since then, industry has been working with the legislature and the Minnesota Pollution Control Agency (MPCA) to reevaluate the environmental protection and science behind the 10 mg/L standard. In 2011, the legislature passed a law requiring MPCA to revise the sulfate standard. MPCA started the process to revise the rulemaking for the sulfate WQS, but it was never completed. During the interim the Keetac National Pollutant Discharge Elimination System (NPDES) permit was issued in November 2011, with a sulfate standard of 14 mg/L and a compliance schedule. Then in 2015, the Minnesota legislature passed a law that MPCA could not require businesses to expend funds to comply with the sulfate limit until the rulemaking was revised by MPCA as directed by the legislature in 2011. To date the sulfate WQS rulemaking has not been revised. During this time Minntac has also received a NPDES permit with a sulfate limit and compliance schedule.
Both Minntac and Keetac have been working to determine the best options to address sulfate. One of the options in process is that both sites have submitted and even renewed site-specific standard (SSS) requests to MPCA. The SSSs present plans specific to each location and explain the actual impact on sulfate from the facilities. To date MPCA has not taken any action on the SSS plans. Minntac also submitted a compliance plan to MPCA. Discussions related to that plan are continuing. The United States Environmental Protection Agency (the U.S. EPA) partially rejected the CWA 303(d) list for impaired waters submitted by MPCA for 2021. The MPCA's impaired waters list was in part rejected to add Hay Lake as being impaired for wild rice sulfate. In February 2022, the U.S. EPA Region V sent a letter to MPCA recognizing the conflict between state law and the CWA. In October 2023, MPCA indicated that Dark River is now a designated Wild Rice Water, carrying a 10 mg/L sulfate limit. Also in October, MPCA and U. S. Steel entered into a voluntary Sulfate Monitoring Plan related to operational changes with the Keetac DR pellet project.
U. S. Steel is continuing to work to determine the most efficient and effective options to meet the applicable sulfate standards. However, if MPCA does not revise the sulfate standard of 10mg/L for the receiving waters of Minntac and Keetac or approve the SSSs, an impact on mining operations is likely as a result of extensive changes to water collection and treatment that will be required.

New and Emerging Environmental Regulations

United States and European Greenhouse Gas Emissions Regulations

The Phase IV EU ETS period spans 2021-2030 and began on January 1, 2021.The Phase IV period is divided into two sub periods (2021-2025 and 2026-2030), rules for the first subperiod are finalized, however we expect that rules for the second subperiod may be more stringent than those for the first one. Once approved, the rules may impact subperiod 2026-2030. Currently, the overall EU ETS target is a 40 percent reduction of 1990 emissions by 2030. Free allocation of CO2 allowances is based on reduced benchmark values which have been published in the first quarter of 2021 and historical levels of production from 2014-2018. Allocations to individual installations may be adjusted annually to reflect relevant increases and decreases in production. The threshold for adjustments is set at 15 percent and will be assessed on the basis of a rolling average of two precedent years. Production data verified by an external auditor shows that USSE's rolling average for 2021-2022 returned to the base limit for hot metal production resulting in an increase to the free allocation for 2023 compared to 2021, however the 2023 free allocation was still slightly reduced due to missing the 15 percent threshold for sinter production. Additionally, lower production in 2019 through 2023 will have an impact on the future free allocation for 2026-2030, where the historical production average for years 2019-2023 will be assessed. Based on actual production data for 2023, we expect that the free allocation for hot metal will remain unchanged for 2024, however allocations for sinter will be lower.

In order to achieve the EU political goal of carbon emissions neutrality by 2050, on July 14, 2021, the European Commission released a package of legislative proposals called Fit for 55. The proposals contain significant changes to current EU ETS functions and requirements, including: a new carbon border adjustment mechanism (CBAM) to impose carbon fees on EU imports, further reduction of free CO2 allowance allocation to heavy industry and measures to strengthen the supply of carbon allowances. The initial phase started on October 1, 2023, imposing only a reporting obligation without financial impact. The full scale of CBAM will commence on January 1, 2026. CBAM will have an impact on USSK's free allocation starting in 2026 where initial reduction to 97.5% starts until 2035 with no free allocation. Another implication of CBAM is the customs duty that will require USSK to cover all its imports from third parties with CBAM Certificates representing embedded emissions in goods imported. The legislative process is being impacted by the ongoing Russia-Ukraine crisis. The proposals are subject to the EU legislative process, and we cannot predict their future impact.

U. S. Steel continues to monitor emerging regulations on Per- and Polyfluoroalkyl Substances (PFAS). The U.S. EPA has issued regulations on PFAS under several environmental statutes and continues to introduce additional regulations. Thus far, those regulations do not directly impact U. S. Steel because the company does not knowingly introduce PFAS in its manufacturing processes, but U. S. Steel continues to review new regulations related to PFAS and their potential impact on the company.

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

For the Taconite Iron Ore Processing category, based on the results of the U.S. EPA's risk review, the agency promulgated a final rule on July 28, 2020, in which the U.S. EPA determined that risks from emissions of air toxics from this source category are acceptable and that the existing standards provide an ample margin of safety. Furthermore, under the technology review, the agency identified no cost-effective developments in controls, practices, or processes to achieve further emissions reductions. Petitions for review of the rule were filed in the United States Court of Appeals for the D.C. Circuit, in which the Company and the AISI intervened. The U.S. EPA is required by court order to issue a final rule by January 31, 2024. The U.S. EPA proposed the Taconite Rule on May 15, 2023, and comments were submitted on July 7, 2023. Since the revised taconite rule is not final, any impacts are not estimable at this time.

The U.S. EPA is in the process of conducting its statutorily obligated residual risk and technology review of coke oven standards. The U.S. EPA completed its review of the Coke MACT regulations and published the proposed rule on August 15, 2023, and U. S. Steel and other entities submitted extensive comments to the U.S. EPA on October 2, 2023. Since the rule is not final any impacts related to the U.S. EPA’s review of the coke standards cannot be estimated at this time. The U.S. EPA is under a court-ordered deadline to complete the residual risk and technology rulemaking by May 23, 2024.

In response to Court orders that invalidated prior U.S. EPA determinations regarding ozone attainment interference, on April 6, 2022, the U.S. EPA proposed a Federal Implementation Plan (that would replace several pending or disapproved State Implementation Plans) for Regional Ozone Transport for the 2015 Ozone National Ambient Air Quality Standard. The proposed rule would affect electric generating units (EGUs) in 26 states and certain non-EGU industries, including, among several others, coke ovens, taconite production kilns, boilers, blast furnaces, basic oxygen furnaces, reheating furnaces, and annealing furnaces in 23 states, including those where U. S. Steel has operations. The U.S. EPA announced the final rule on March 15, 2023. The final rule only included regulation of boilers and reheat furnaces for the iron and steel industry limiting the potential impacts on the Company. U. S. Steel filed an administrative petition for review and a petition for judicial review to the rule on August 4, 2023. The matter remains before the U.S. EPA Administrator (administrative) and the United States Court of Appeals for the D.C. Circuit (judicial). While U. S. Steel's and others' petitions to stay the effectiveness of the rule were denied by the United States Court of Appeals for the D.C. Circuit, the Company, as well as other petitioners, have filed applications to stay the effectiveness of the rule with the Supreme Court of the United States. Oral arguments regarding the applications to stay are scheduled for February 21, 2024.

The CAA also requires the U.S. EPA to develop and implement National Ambient Air Quality Standards (NAAQS) for criteria pollutants, which include, among others, particulate matter (PM) - consisting of PM10 and PM2.5, lead, carbon monoxide, nitrogen dioxide, sulfur dioxide (SO2) and ozone.

In October 2015, the U.S. EPA lowered the NAAQS for ozone from 75 parts per billion (ppb) to 70 ppb. On November 6, 2017, the U.S. EPA designated most areas in which we operate as attainment with the 2015 standard. In a separate ruling, on June 4, 2018, the U.S. EPA designated other areas in which we operate as “marginal nonattainment” with the 2015 ozone standard. On December 6, 2018, the U.S. EPA published a final rule regarding implementation of the 2015 ozone standard. Because no state regulatory or permitting actions to bring the ozone nonattainment areas into attainment have yet to be proposed or developed for U. S. Steel facilities, the operational and financial impact of the ozone NAAQS cannot be reasonably estimated at this time. On December 31, 2020, the U.S. EPA published a final rule pursuant to its statutorily required review of NAAQS that retains the ozone NAAQS at 70 ppb. In January 2021, New York, along with several states and non-governmental organizations filed petitions for judicial review of the action with the United States Court of Appeals for the D.C. Circuit. Several other states and industry trade groups intervened in support of the U. S. EPA’s action. The case remains in abeyance before the court as the U.S. EPA voluntarily reconsiders the ozone NAAQS. On January 3, 2024, U. S. EPA filed an unopposed motion to voluntarily remand without vacatur the 2020 rulemaking. In its motion, EPA advised the court that it intends to conduct the voluntary remand simultaneously as it conducts an entirely new review of the ozone standard; and that it intends to complete the new review

(which is already underway) "as expeditiously as possible". Any impacts related to EPA's consideration to revise the ozone NAAQS are not estimable at this time.

On December 18, 2020, the U.S. EPA published a final rule pursuant to its statutorily required review of NAAQS that retains the existing PM2.5 standards without revision. In early 2021, several states and non-governmental organizations filed petitions for judicial review of the action with the United States Court of Appeals for the D.C. Circuit. Several industry trade groups intervened in support of the U.S. EPA’s action. The case remains in abeyance before the court as the U.S. EPA voluntarily reconsiders the PM2.5 NAAQS. On January 6, 2023, the U.S. EPA proposed to lower the annual PM2.5 NAAQS from the current 12 ug/m3 standard to within the range of 9.0 to 10.0 ug/m3. The U.S. EPA expects to finalize a rule on the reconsideration in early 2024. U. S. Steel is currently reviewing the proposal and comments to determine the potential impacts on the Company. Because the U.S. EPA has proposed the rule without specificity, any impacts are not estimable at this time.

United States – Water

The definition of Waters of the United States (WOTUS) has had many changes and legal challenges over the last several years. In January 2023, the U.S. EPA issued a final rule redefining WOTUS that became effective March 1, 2023. The new WOTUS rule would have expanded the definition of what waters would be considered to be a WOTUS. However, in May 2023, the U.S. Supreme court issued a decision in Sackett v. EPA that significantly narrowed the definition of WOTUS, specifically as that definition relates to wetlands under the Clean Water Act. On August 29, 2023, the U.S. EPA re-issued its WOTUS rule, revised in accordance with the Sackett decision, as a final rule with no public notice and comment. As a result of ongoing litigation regarding the January 2023 Rule, the U.S. EPA and the Army Corps of Engineers are implementing the definition of WOTUS set forth in the August 2023 rule in 23 states, the District of Columbia, and the U.S. Territories. In the other 27 states and for certain parties, the agencies are interpreting WOTUS consistent with the pre-2015 regulatory regime and the Sackett decision until further notice. U. S. Steel will continue to review and follow the final WOTUS definition and associated litigation for its potential impact on the Company.

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

Item 1A. RISK FACTORS

Merger-Related Risk Factors

Failure to complete the Merger on a timely basis, or at all, would negatively impact our business and financial condition, as well as the price of our common stock.

We may not be able to complete the Merger on a timely basis, or at all. If the Merger is not completed, our ongoing business may be adversely affected as follows: (i) we may experience negative reactions from the financial markets, including negative impacts on the market price of our common stock; (ii) some of management's attention will have been directed to the Merger instead of being directed to our own operations and the pursuit of other opportunities that could have been beneficial to us; (iii) the manner in which customers, suppliers and other third parties perceive us may be negatively impacted, which in turn could affect our ability to compete for business; (iv) we may experience negative reactions from employees; (v) we will have expended time and resources that could otherwise have been spent on our business; and (vi) we may be required, in certain circumstances, to pay a termination fee of $565 million, as provided in the Merger Agreement. In addition, any significant delay in consummating the Merger could have an adverse effect on our operating results and adversely affect our relationships with customers and suppliers and would likely lead to a significant diversion of management and employee attention.

Additionally, in approving the Merger Agreement, the Board of Directors considered a number of factors and potential benefits, including the fact that the merger consideration to be received by holders of common stock represented a significant premium over the unaffected trading price, including a premium of 142% to the Company’s unaffected closing stock price of $22.72 on August 11, 2023, the last trading day before the Company's announcement of the strategic review process and a premium of 40% to the Company’s closing stock price of $39.33 on December 15, 2023, the last trading day before public announcement of the Merger Agreement. If the Merger is not completed, neither the Company nor the holders of our common stock will realize this benefit of the Merger. Moreover, we would also have nevertheless incurred substantial transaction-related fees and costs and the loss of management time and resources.

Expenses related to the pending Merger are significant and will adversely affect our operating results.

We have incurred and expect to continue to incur significant expenses in connection with the pending Merger, including legal and investment banking fees. We expect these costs to have an adverse effect on our operating results. If the Merger is not consummated, we may under certain circumstances be required to pay to Purchaser a termination fee of $565 million. Our financial position and results of operations may be adversely affected if we were required to pay the termination fee.

We are subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect our business.

The Merger Agreement requires us to operate in the ordinary course of business and restricts us, without the consent of Purchaser, from taking certain specified actions agreed by the parties to be outside the ordinary course of business until the pending Merger occurs or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business before completion of the Merger or, if the Merger is not completed, termination of the Merger Agreement. In addition, matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management, which could divert their time and attention.

Litigation and union grievances and disputes could result in substantial costs and may delay or prevent the Merger from being completed.

In connection with the announcement of the Merger, we (along with our directors and officers) may face lawsuits, disputes and/or other actions (including union grievances or actions, several of which have been initiated against the Company by the United Steelworkers union under its Basic Labor Agreement with the Company). We may face additional lawsuits, disputes and/or other actions, including those brought by stockholders of the Company, in each case, seeking to enjoin, prevent, and/or delay us from consummating the Merger.

One of the conditions to the closing of the Merger is the absence of any injunction or similar order issued by any government entity in the U.S. or other specified jurisdiction or law in the U.S. or other specified jurisdiction that has the effect of prohibiting the consummation of the Merger or that makes consummation of the Merger illegal. Accordingly, if any plaintiff is successful in obtaining an injunction prohibiting the consummation of the Merger, then such injunction may prevent the Merger from becoming effective, or delay its becoming effective within the expected time frame. The ultimate resolution of any such proceedings cannot be predicted, and defending against such claims, even those without merit, could result in substantial costs (including costs in connection with the defense or settlement of stockholder litigation in connection with the Merger and costs associated with our indemnification obligations to our directors and officers), delay, and diversion of management’s time and resources, which may negatively impact our financial condition and adversely affect our business and results of operations. We may also file actions to assert our rights in connection with the Merger.

The announcement and pendency of the proposed Merger may adversely affect our business, financial condition and results of operations.

Whether or not the proposed Merger is consummated, the proposed Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. We cannot predict how our customers, distributors, suppliers and strategic partners will view or react to the proposed Merger upon consummation. If we are unable to reassure our, customers, distributors, suppliers and strategic partners to continue transacting business with us, our sales, financial condition, results of operations, cash flows and stock price may be adversely affected.

In addition, uncertainty about the effect of the Merger on our employees may have an adverse effect on our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter. Employee retention may be particularly challenging during the pendency of the Merger. If key employees depart and as we face additional uncertainties relating to the Merger, our business relationships may be subject to disruption as customers, suppliers and other third parties attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company. If key employees depart or if our existing business relationships suffer, our results of operations may be adversely affected. The adverse effects of such disruptions could be further exacerbated by any delay in the completion of the Merger.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of us.

The Merger Agreement contains non-solicitation provisions that, subject to limited exceptions, restrict our ability to solicit, initiate, or knowingly encourage or induce competing third-party proposals (or engage in, continue or otherwise participate in negotiations or discussions regarding such third-party proposals) for the acquisition of our stock or assets. Under certain limited circumstances, our Board of Directors may (i) withdraw, qualify or modify its recommendation that our stockholders adopt the Merger Agreement and/or (ii) terminate the Merger Agreement to enter into a definitive agreement with respect to a third-party acquisition proposal. However, before doing so, our Board of Directors must abide by certain procedures described in the Merger Agreement that give Purchaser an opportunity to negotiate in good faith to modify the terms of the Merger Agreement in a manner that any such third-party acquisition proposal would not constitute a superior proposal. In some circumstances, upon termination of the Merger Agreement, we will be required to pay a termination fee to Purchaser of $565 million.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if the acquirer was prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger, or might otherwise result in a potential third-party acquirer proposing to pay a lower price to our stockholders than they might otherwise have proposed to pay due to the added expense of the termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and we decide to seek another business combination, we may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

All of the matters described above, alone or in combination, could materially and adversely affect our business, financial condition, results of operations and stock price.

Economic and Market Risk Factors

The changing global economic climate is having adverse impacts on our business, which may create new risks and exacerbate certain other risks set forth below.

Changes in the global economic environment, inflation, elevated interest rates, recessions or prolonged periods of slow economic growth, and global instability and actual and threatened geopolitical conflict, could have an adverse effect on our industry and business, as well as those of our customers and suppliers.

Overall economic conditions in the U.S. and globally, including in Europe, including adverse factors such as inflation, rising or sustained elevated interest rates, supply chain disruptions and geopolitical conflicts, including the impacts of the war in Ukraine, significantly impact our business. Periods of economic downturn or continued uncertainty could result in difficulty increasing or maintaining our level of sales or profitability and we may experience an adverse effect on our business, results of operations, financial condition and cash flows.

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

U. S. Steel has been and continues to be adversely affected by unfairly traded imports and global overcapacity, which may cause downward pricing pressure, lost sales and revenue and decreased market share, production, investment, and profitability.

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

As of the date of this filing, pursuant to a series of Presidential Proclamations issued in accordance with Section 232 of the Trade Expansion Act of 1962, U.S. imports of certain steel products are subject to a 25 percent tariff, except imports from: (1) Argentina, Brazil, and South Korea, which are subject to restrictive quotas; (2) the EU, Japan, and UK that are melted and poured in the EU/Japan/UK, within quarterly TRQ limits; (3) Canada and Mexico, which are not subject to tariffs or quotas, but tariffs could be re-imposed on surging product groups after consultations; (4) Ukraine, which are exempt from tariffs until June 1, 2024; and (5) Australia, which are not subject to tariffs, quotas, or an anti-surge mechanism. The Section 232 national security action on steel imports currently provides U. S. Steel and other domestic steel producers critical relief from imports. With no scheduled end date, the future coverage and duration of the Section 232 action is not known. Further, the U.S. government may negotiate alternatives to the Section 232 tariffs for certain countries, similar to TRQ agreements with the EU, Japan, and the UK.

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

We depend on skilled labor for the manufacture of our products. Some of our facilities are located in areas where demand for skilled labor often exceeds supply. Shortages of some types of skilled labor, such as electricians and qualified maintenance technicians, could restrict our ability to maintain or increase production rates, lead to production inefficiencies and increase our labor costs. Our shift to the Best for All strategy will also require a set of job skills that is different from our prior needs. Our continued success depends on the active participation of our key employees. We have recently observed an overall tightening and increasingly competitive labor market. The competitive nature of the labor markets in which we operate, the cyclical nature of the steel industry and our resulting needs for skilled employees increase our risk of not being able to recruit, train and retain the employees we require at efficient costs and on reasonable terms, and could lead to increased costs, such as increased overtime to meet demand and increased compensation to attract and retain employees. In addition, many companies, including U. S. Steel, have had employee layoffs as a result of reduced business activities during industry downturns. The loss of our key people or our inability to attract new key employees could adversely affect our operations. Additionally, layoffs or other adverse actions could result in an adverse relationship with our workforce or third-party labor providers. If we are unable to recruit, train and retain adequate numbers of qualified employees and third-party labor providers on a timely basis or at a reasonable cost or on reasonable terms, our business and results of operations could be adversely affected. Additionally, an overall labor shortage, lack of skilled labor, increased turnover, labor strikes or labor inflation as a result of general macroeconomic factors that affect our customers or suppliers could have a material adverse impact on the company’s operations, results of operations, liquidity or cash flows.

Strategic Risk Factors

Our investments in new technologies and products may not be fully successful.

Execution of our Best for All® strategy depends, in part, on the success of a number of investments we have made and plan to make in new facilities, technologies and products and successfully transitioning our footprint to a lower-cost, carbon and capital intensive model. Our Best for All strategy is centered around expanding our competitive advantages in low-cost iron ore mini mill steelmaking, and best-in-class finishing capabilities. These competitive advantages are built on a foundation of research, innovation and deep customer relationships. We are expanding our low-cost iron ore competitive advantage by investing in ways to translate the advantage to feed our growing EAF footprint. This includes investments in a pig iron caster at the Gary Works facility, which began production in the fourth quarter of 2022, and DR-grade pellet capabilities in Keetac, Minnesota, completed in December 2023. We are expanding our mini mill steelmaking capabilities through the construction of a second mini mill facility in Osceola, Arkansas. We are also expanding our best-in-class finishing capabilities through investments in a non-grain oriented electrical steel line and galvanizing construction line at Big River Steel. In executing our strategy, we aim to enhance our earnings profile, deliver long-term cash flow through industry cycles and reduce our cost, capital, and carbon intensity. By offering the product capabilities, including the more sustainable steels (steels made with lower greenhouse gas emissions) our customers are increasingly demanding, we believe that we can achieve more competitive positioning in strategic, high-margin end markets, and deliver high-quality, sustainable, value-added products and innovative solutions.

Construction and commissioning of our strategic projects are subject to changing market conditions and demand for our completed projects, delays, inflation and cost overruns, work stoppages, labor shortages, engineering issues, weather interferences, supply chain delays, changes required by governmental authorities, delays or the inability to acquire required permits or licenses, changes in the ability to finance the projects or disruption of existing operations, any of which could have an adverse impact on our operational and financial results. Furthermore, new product development or modification is costly, may be restricted by regulatory requirements, involves significant research, development, time, expense and human capital and may not necessarily result in the successful commercialization of new products, customer adoption of new technologies or products or new technologies may not perform as intended or expected. Unsuccessful execution of these strategic projects, underperformance of any of these assets or failure of new products to gain market acceptance could adversely affect our business, results of operations and financial condition and may limit the benefits of our stockholder value creation strategy.

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

It is also possible that operations may be disrupted due to other unforeseen circumstances such as power outages, explosions, fires, floods, earthquakes, pandemics, terrorism, accidents, severe weather conditions, changes in U.S., European Union and other foreign tariffs, free trade agreements, trade regulations, laws and policies. We are also exposed to similar risks involving major customers and suppliers such as force majeure events of raw materials suppliers that have occurred and may occur in the future. Availability of raw materials and delivery of products to customers could be affected by logistical disruptions, such as shortages of barges, ocean vessels, rail cars or trucks or unavailability of rail lines or of the locks on the Great Lakes or other bodies of water. To the extent that lost production could not be compensated for at unaffected facilities and depending on the length of the outage, our sales and our unit production costs could be adversely affected.

We are subject to outbreaks of infectious disease, such as risks related to the global COVID-19 pandemic, which had adverse impacts on economic and market conditions and our business. Public health crises, including COVID-19, have created and may create significant volatility, uncertainty and economic disruption in the regions in which we operate.

The physical impacts of climate change may also have a material adverse effect on our results of operations. Climate change may be associated with increased occurrence of extreme weather conditions, which could include, among other things, increased risk of flooding, extreme cold or potential heat stress at facilities and other natural disasters that may lead our customers to curtail or shut down production or to supply chain and operational disruptions.

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

Finally, we may face increased competition due to the rapid development and rising use of digital, artificial intelligence (AI) and machine learning technologies. Failure to early adopt and incorporate such technologies to improve productivity, yields, manufacturing technology or support functional teams may put us at a long-term competitive disadvantage.

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

Despite efforts to protect confidential business information, personally identifiable information (PII), and the control systems of manufacturing plants, U. S. Steel systems and those of our joint ventures and third-party service providers have been and may be subject to cyberattacks or system breaches. System breaches can lead to theft, unauthorized disclosure, modification or destruction of proprietary business data, PII, or other sensitive information, to defective products, production downtime and damage to production assets, and the inaccessibility of key systems, with a resulting impact to our reputation, competitiveness and operations. We have experienced cybersecurity attacks that have resulted in unauthorized persons gaining access to our information technology systems and networks, and we could in the future experience similar attacks. To date, no cybersecurity attack has had a material impact on our financial condition, results of operations or liquidity.

While the Company continually works to safeguard our systems and mitigate potential risks, there can be no assurance that such actions will be sufficient to prevent cyberattacks or security breaches or mitigate all potential risks to our systems, networks and data, particularly with the recent proliferation and sophistication of cyberattacks and cyber intrusions around the world. The potential consequences of a material cybersecurity attack include reputational damage, investigations and/or adverse proceedings with government regulators or enforcement agencies, litigation with third parties, disruption to our systems, including production capabilities, unauthorized release of confidential, personally identifiable or otherwise protected information, corruption of data, diminution in the value of our investment in research, development and engineering and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness, results of operations and financial condition. The amount of insurance coverage we maintain may be inadequate to cover claims or liabilities resulting from a cybersecurity attack.

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

Our 2022 Labor Agreements with the USW contain provisions that grant the USW a limited right to bid on the Company’s sale of a facility (or sale of a controlling interest in an entity owning a facility) covered by the 2022 Labor Agreements, excluding public equity offerings and/or the transfer of assets between U. S. Steel and its wholly owned subsidiaries. The 2022 Labor Agreements also require a minimum level of capital expenditures (subject to approval of the Board of Directors) to maintain the competitive status of the covered facilities, and place certain limited restrictions on our ability to replace product produced at a covered facility with product produced at other than Company facilities or affiliates or U.S. or Canadian facilities with employee protections similar to the protections found in the 2022 Labor Agreements when the Company is operating covered facilities below capacity. The provisions in the 2022 Labor Agreements, as well as current or future proposed labor legislation or regulations, could unfavorably impact certain business activities including pricing, operating costs, margins and/or our competitiveness in the marketplace.

Financial Risk Factors

Our business and execution of our strategy require substantial expenditures for capital investments, debt service obligations, operating leases and maintenance that we may be unable to fund, which may require other actions to satisfy our obligations under our debt.

We have approximately $4.1 billion of long-term debt (see Note 17 to the Consolidated Financial Statements). If our cash flows and capital resources are insufficient to fund our planned capital expenditures or debt service obligations, we may face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, terminate strategic projects, or to dispose of material assets or operations or issue additional debt or equity. We may not be able to take such actions, if necessary, on commercially reasonable terms or at all. The Credit Facility Agreement, the documents governing the USSK Credit Facility, the documents governing the Big River Steel ABL (Asset Based Loan) Facility and Big River Steel notes, and the indentures governing our existing senior unsecured notes may restrict our ability to dispose of assets and may also restrict our ability to raise debt or equity capital to be used to repay other debt when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results or operations and may place us at a competitive disadvantage with competitors who may have less indebtedness and other obligations or greater access to financing. In addition, the availability under our Credit Facility Agreement and Big River ABL Facility may be reduced if we have insufficient collateral, or if we do not meet a fixed charge coverage ratio test. Availability under the USSK Credit Agreement could be limited if USSK does not meet certain financial covenants.

Our ability to service or refinance our debt or fund investments and capital expenditures required to maintain or expand our business operations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control, such as supply and demand conditions, inflation, prevailing interest rates, supply chain disruptions and the impacts of the war in Ukraine. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to satisfy our liquidity needs. In addition, the availability under certain of our debt instruments may be limited if we do not meet certain financial covenants. Furthermore, the agreements governing the BRS (Big River Steel) ABL Facility and other outstanding indebtedness of Big River Steel LLC and its subsidiaries limit their ability, subject to certain exceptions, to pay dividends or distributions or make other restricted payments, such that we may not be able to access the cash generated by these subsidiaries to fund our other expenditures.

If we cannot make scheduled payments on our debt, we will be in default and holders of our senior unsecured notes could declare all outstanding principal and interest to be due and payable, the lenders under the Sixth Amended and Restated Credit Agreement, the USSK Credit Facility and the Export Credit Agreement could terminate their commitments to loan money, accelerate full repayment of any or all amounts outstanding (which may result in the cross acceleration of certain of our other debt obligations) and the lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. All of these events would materially and adversely affect our financial position and results of operations.

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

We periodically test our goodwill, equity method investments and other long-lived assets to determine whether their estimated fair value is less than their value recorded on our balance sheet. The results of this testing for potential impairment may be adversely affected by uncertain market conditions for the global steel industry and general economic conditions. If we determine that the fair value of any of these assets is less than the value recorded on our balance sheet, and, in the case of equity method investments the decline is other than temporary, we would likely incur a non-cash impairment loss that would negatively impact our results of operations. We have incurred asset impairment charges in recent years, including during the year ended December 31, 2023, and there can be no assurances that continued market dynamics or other factors may not result in future impairment charges.

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

Steel producers in the U.S., along with their customers and suppliers, are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations concern the generation, storage, transportation, treatment, disposal, release, emission or discharge of pollutants, contaminants, petroleum, and hazardous substances into the environment, the reporting of such matters, and the general protection of public health and safety, natural resources, wildlife and the environment. Steel producers in the EU are subject to similar laws. These laws and regulations continue to evolve and are becoming increasingly stringent. For example, the U.S. EPA has proposed to lower the NAAQS for fine particular matter (PM2.5), which would result in stringent and costly requirements to control emissions from existing operations and restrictions on new projects. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated, and the subject of ongoing litigation or are undergoing revision, and new versions or interpretations of existing laws may take effect. Additionally, compliance with certain of these laws and regulations, such as the CAA and state and local requirements governing air emissions, could result in substantially increased capital requirements and operating costs and could require changes to the equipment or facilities we operate. Compliance with current or future laws and regulations could entail substantial costs and could have a negative impact on our results of operations and cash flows. The amount and timing of environmental expenditures is difficult to predict.

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

There can be no assurance that future approvals, licenses and permits will be granted or that we will be able to maintain and renew the approvals, licenses and permits we currently hold. Failure to do so could have a material adverse effect on our results of operations and cash flows. Furthermore, compliance with environmental permitting and approval requirements may be costly and time consuming and could result in delays or other adverse impacts on planned projects, our results of operations and cash flows.

Failure to comply with legal requirements, including permits, leases, approvals, consents and certificates, may result in administrative, civil and criminal penalties, and revocation of permits and our authority to conduct business or construct certain facilities, substantial fines or sanctions, or citizens' suits or enforcement actions (including orders limiting our operations or requiring corrective measures), among other consequences.

We have significant environmental remediation costs that negatively affect our results of operations and cash flows.

Various environmental laws impose liability on a current or former owner or operator of real property for investigation or cleanup of hazardous substances or petroleum products at, on under or migrating from our currently or formerly owned or leased real property. Some of U. S. Steel's current and former facilities were in operation before such environmental regulations were in place. Hazardous materials associated with those facilities have been and may continue to be encountered at current or former operating sites or delivered to sites operated by third parties. In some cases, liability may be imposed without regard to contribution or to whether we knew of, or caused, the release of hazardous substances. Liability under these laws may be joint and several, meaning that we could be required to bear 100% of the liability even if other parties are also liable. U. S. Steel is involved in numerous remediation projects at currently operating facilities, facilities that have been closed or sold to unrelated parties and other sites where material generated by U. S. Steel was deposited. In addition, there are numerous other former operating or disposal sites that could become subject to remediation, which may negatively affect our results of operations and cash flows. Contamination at our current properties could result in limitations on or interruptions to our operations and liens in favor of the government for costs the government incurs in cleaning up contamination. In addition, we may be liable for the costs of investigating or remediating contamination at off-site waste facilities where we have arranged for the disposal, or treatment of hazardous substances, without regard to whether we complied with environmental laws in doing so.

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

Additionally, the European Union has established aggressive CO2 reduction targets of 40 percent by 2030, against a 1990 baseline, and full carbon neutrality by 2050. As part of the European Green Deal the Commission proposed in September 2020 to raise the 2030 reduction target to at least 55 percent compared to 1990. The new target has since been endorsed by the European Parliament. An emission trading system (ETS) was established to encourage compliance with set emissions reduction targets. These aggressive targets require drastic measures within the steel industry to comply. The transition to EAF technology, as well as incremental gains in energy reduction, use of renewable energy, hydrogen-based steelmaking and continued asset and process improvements are expected to reduce our GHG footprint. However, the development of breakthrough technologies is likely required to continue the path of low to no carbon footprint in the steel industry. Implementation of new technologies will most likely require significant amounts of capital and an abundant source of low-cost hydrogen and/or green power, most likely leading to an increase in the cost of future steelmaking. In addition, the cost of emission allowances is forecast to increase, along with the number of allowances decreasing in the next several years. The price of CO2 emission allowances was 77 euro per metric ton as of December 31, 2023, and forecasts call for potential prices exceeding 100 euro per metric ton in future years.

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

Our business depends on the processing and transfer of data between our affiliated entities, to and from our business partners, and with third-party service providers, and of our employees, which may be subject to data privacy laws and/or cross-border transfer restrictions. In North America and Europe, new legislation and changes to the requirements or applicability of existing laws, as well as evolving standards and judicial and regulatory interpretations of such laws, may impact U. S. Steel’s ability to effectively process and transfer data both within the United States and across borders in support of our business operations and/or keep pace with specific requirements regarding processing and safeguarding personal information. While U. S. Steel takes steps to comply with these legal requirements, non-compliance could lead to possible administrative, civil, or criminal liability, as well as reputational harm to the Company and its employees. The costs of compliance with privacy laws and the potential for fines and penalties in the event of a breach may have a negative impact on our business and operations.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

U. S. Steel maintains robust processes for assessing, identifying and managing material risks from cybersecurity threats. U. S. Steel’s cybersecurity program is based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, and the risk of cybersecurity threats is integrated into the Company’s Enterprise Risk Management (“ERM”) program, led by the Chief Risk Officer. The ERM program includes an annual risk prioritization process to identify key enterprise risks. Each key risk is assigned risk owners to establish action plans and implement risk mitigation strategies. The cybersecurity threat risk action plan is managed at the enterprise level by the Senior Vice President – Global Information Technology and President, USSE (the “CIO”) and the Chief Information Security Officer (the “CISO”). Each quarter, the risk owners review and update the cybersecurity threat risk action plan to provide the status on specific risk mitigation actions and to identify new threats. U. S. Steel works closely with its internal and external auditors to assess, plan for, prevent and mitigate cybersecurity risks.

The Company maintains a Cybersecurity Incident Response Plan (CSIRP), which establishes an organizational framework and guidelines intended to facilitate an effective response and handling of cybersecurity incidents that could jeopardize the availability, integrity, or confidentiality of U. S. Steel’s assets. The CSIRP outlines roles and responsibilities, criteria for measuring the severity of a cybersecurity incident, and an escalation framework. The CSIRP also addresses senior management responsibility with respect to disclosure determinations related to a cybersecurity incident and provides for Audit Committee and Board briefings as appropriate. Along with the CSIRP, management sustains numerous programs and processes to stay informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents. The list of cybersecurity programs and processes described below is not meant to be exhaustive, but to provide examples of such programs and processes.

The Company engages with third party cybersecurity specialists to provide an independent assessment of U. S. Steel’s cybersecurity programs and to prepare a 5-year plan to maintain compliance and operational excellence. Management periodically reviews the 5-year plan and modifies it in response to changes in the threat landscape and otherwise as needed. Management employs in-depth defense mechanisms throughout the enterprise, including, but not limited to, employee training, vulnerability management, multi-factor authentication, cybersecurity insurance and table top exercises to mitigate and/or prevent cybersecurity incidents. Management also assesses the cybersecurity proficiency of potential third party cloud suppliers before utilizing their services. The assessment identifies cybersecurity-related risks and makes recommendations to enhance the security of new cloud computing services. The Company reassesses cloud suppliers on a regular interval.

A cybersecurity incident may be detected in a number of ways, including, but not limited to, through automated reporting mechanisms, network and system indicators, intrusion detection systems, internal investigations, employee reports, law enforcement reports, or other third party notification. To oversee and identify cybersecurity threat risks on a day-to-day basis, including from third party service providers, the Company maintains a security operations center with round-the-clock monitoring, and the CIO receives regular reports on industry activity.

Upon receiving notification of a cybersecurity incident, the cybersecurity operations team acts to isolate and contain the threat. The CISO, along with the Chief Safety & Security Officer, will consult and determine the incident severity level, which determines whether the incident should be escalated. Critical and high severity incidents must be reported to the General Counsel. The Company may engage third party experts for assistance with crisis management, including forensic investigations, ransom negotiation, or crisis communication. During this process, the cybersecurity operations team will take steps to preserve evidence as soon as possible, including, but not limited to, memory dumps, log preservation and forensic hard drive collection. In addition, the General Counsel, in consultation with the CISO and others as necessary and appropriate, will promptly evaluate whether the incident requires legal notifications or disclosure, including whether the incident requires disclosure under the U. S. securities laws.

Following a cybersecurity incident, the General Counsel will direct the development of documentation regarding lessons learned in the response, including evaluation of preparedness capability, to continuously strengthen the cybersecurity posture of the Corporation.

Management has not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect U. S. Steel, including its business strategy, results of operations or financial condition. See “Item 1A. Risk Factors, A failure of our information technology infrastructure and cybersecurity threats may adversely affect our business operations.” above for more information. While we continually work to safeguard the information systems we use, and the proprietary, confidential and personal information residing therein, and mitigate potential risks, there can be no assurance that such actions will be sufficient to prevent cybersecurity incidents or mitigate all potential risks to such systems, networks and data or those of our third party providers.

Governance

The Board of Directors is responsible for overseeing the assessment and management of enterprise-level risks that may impact U. S. Steel. The Audit Committee has primary responsibility for overseeing risk management, including oversight of risks from cybersecurity threats. Management, including the CIO and CISO, reports on cybersecurity matters regularly to the Board, primarily through the Audit Committee, including an annual report regarding specific risks and mitigation efforts within U. S. Steel and a 5-year cybersecurity threat assessment conducted by third party experts. Management provides benchmarking information and updates on key operational and compliance metrics to the Board. In addition, cybersecurity training is provided to the full Board of Directors, including training by third party experts, to educate directors on the current cybersecurity threat environment and measures companies can take to mitigate risk and impact of cyberattacks.

As described above, management is actively involved in assessing and managing U. S. Steel’s material cybersecurity risks. The CIO and the CISO primarily lead these efforts. The CIO is responsible for the oversight of U. S. Steel’s entire global IT operation, including the cybersecurity program, and holds a Bachelor of Science in electrical engineering technology from Purdue University and a Master of Business Administration from Wayne State University. The CISO reports directly to the CIO and has responsibility for leadership of U. S. Steel’s global cybersecurity program. She holds a bachelor’s degree in Information Systems Management, a master’s degree in Internet Information Systems, and a doctorate in Instructional Management and Leadership. The CISO also completed the Chief Information Security Officer Certificate program at Carnegie Mellon University, where she now serves as a coach for the program, and holds a Certified Information Systems Security Professional (CISSP) certification. She is an active member of the Greater Pittsburgh CISO Group and the Steel City OTSEC Information Sharing Group, and serves on the Editorial Review Board for two peer-reviewed journals (International Journal of Cyber Research and International Journal of Information and Communication Technology Education).

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

Mining Properties

Summary Overview of Mining Operations

U. S. Steel operates two surface iron ore mining complexes in Minnesota consisting of the Minntac Mine and Pellet Plant and the Keetac Mine and Pellet Plant, which are wholly owned by the Company. As of December 31, 2023, U. S. Steel owns a minority interest in the iron ore mining assets of Hibbing Taconite Company.

The following table provides a summary of the net book value of the land and PP&E at the Minntac and Keetac mines as of December 31, 2023:

	Gross	Accumulated	Net Book
(in millions)	Value	Depreciation	Value
Minntac Mine and Pellet Plant
Land	$34	$—	$34
Other property, plant and equipment	1,681	1,289	392
Total	$1,715	$1,289	$426
Keetac Mine and Pellet Plant
Land	$7	$—	$7
Other property, plant and equipment	449	195	254
Total	$456	$195	$261

The following table provides a summary of our mineral production by mining complex for each reportable period:

Iron Ore Pellets	Production
(Millions of short tons)	2023	2022	2021
Iron Ore Pellets
Minntac Mine and Pellet Plant	15.5	15.1	16.1
Keetac Mine and Pellet Plant	5.5	5.9	6.0
Hibbing Taconite Company (1)	1.1	0.9	1.3
Total	22.1	21.9	23.4
(1) Represents U. S. Steel's proportionate share of production as these investments are unconsolidated equity affiliates.

We engaged DRA Global and Barr Engineering Co. ("DRA") to provide feasibility studies and technical report summaries for our material mining operations at Minntac and Keetac. Indicated and inferred mineral resources and probable mineral reserve information for 2023 for the Minntac and Keetac mines have been updated based on a recent DRA estimations. Changes as result of this study were due to improved resource and reserve estimation methodology. The majority shareholders of the Hibbing Taconite Company separately engaged qualified persons to perform the same procedures at the Hibbing Taconite Mine in 2021. Accordingly, the figures below for the Hibbing Taconite Mine were provided by the majority shareholders using the reports provided by the qualified persons. The tables showing resources and reserves by mining property were prepared using the results of the procedures performed by the qualified persons designated by each organization, which have no affiliation with or interest in our material mining properties.

Minntac Mine and Pellet Plant

The Minntac Mine and Pellet Plant is located in Mountain Iron, Minnesota and is wholly owned and operated by U. S. Steel. On April 30, 2020, the Company granted Stelco Inc. (Stelco) a purchase option to acquire a 25 percent interest in the Minntac mining operations. The option can be exercised at any time before January 31, 2027. For more information regarding the purchase option, please see Note 20 to the Consolidated Financial Statements. The Minntac Mine has 25,420 acres of surface rights. The surface mine in the production stage whereby taconite iron ore is mined using the Truck-Shovel method. The mine is approximately 56 years old and has been operated by U. S. Steel since 1967. For discussions regarding encumbrances, violations, fines, etc. related to the Minntac Mine, see Item 3. Legal Proceedings.

The following table provides details of our iron ore resources and reserves at Minntac as of December 31, 2023, and December 31, 2022. Resources below are stated exclusive of reserves.

Minntac Mine and Pellet Plant
	Amount			Grades/Qualities		Cut-off Grades		Metallurgical Recovery
(Millions of short tons)	Pellets 2023	Pellets 2022	Change (%)	MagFe%	Concentrate Silica %	Min MagFe %	Max Concentrate Silica %	Weight Recovery %
Measured mineral resources	—	—	—%	—	—	—	—	—
Indicated mineral resources	234.2	251.0	(7)%	18.19	5.82	14.00	9.99	26.98
Measured + indicated mineral resources	234.2	251.0	(7)%	18.19	5.82	14.00	9.99	26.98
Inferred mineral resources	96.7	149.1	(35)%	18.29	6.22	14.00	9.99	27.31

Proven mineral reserves	—	—	—%	—	—	—	—	—
Probable mineral reserves	280.5	266.1	5%	19.11	6.20	14.00	9.99	28.55
Total mineral reserves	280.5	266.1	5%	19.11	6.20	14.00	9.99	28.55

Keetac Mine and Pellet Plant

The Keetac Mine and Pellet Plant is located in Keewatin, Minnesota and is wholly owned and operated by U. S. Steel. The Keetac Mine has 18,020 acres of surface rights. The surface mine is in the production stage whereby taconite iron ore is mined using the Truck-Shovel method. The mine is approximately 56 years old and has been operated by U. S. Steel since 2003, when it was acquired as part of the Company's purchase of National Steel Corporation. For discussions regarding encumbrances, violations, fines, etc. related to the Keetac Mine, see Item 3. Legal Proceedings.

The following table provides details of our iron ore resources and reserves at Keetac as of December 31, 2023, and December 31, 2022. Resources below are stated exclusive of reserves.

Keetac Mine and Pellet Plant
	Amount				Grades/Qualities		Cut-off Grades		Metallurgical Recovery
(Millions of short tons)	DR Grade Pellets 2023	Pellets 2023	Pellets 2022	Change (%)	MagFe%	Concentrate Silica %	Min MagFe %	Max Concentrate Silica %	Weight Recovery %
Measured mineral resources	—	—	—	—%	—	—	—	—	—
Indicated mineral resources	153.3	214.7	192.90	11%	18.88	3.45	14.00	9.99	27.31
Measured + indicated mineral resources	153.3	214.7	192.90	11%	18.88	3.45	14.00	9.99	27.31
Inferred mineral resources	108.9	163.2	160.50	2%	18.39	4.37	14.00	9.99	26.83

Proven mineral reserves	—	—	—	—%	—	—	—	—	—
Probable mineral reserves	126.4	180.6	179.30	1%	19.36	3.82	14.00	9.99	28.00
Total mineral reserves	126.4	180.6	179.30	1%	19.36	3.82	14.00	9.99	28.00

Hibbing Taconite Mine

U. S. Steel maintains a minority interest in the Hibbing Taconite Mine, which is majority-owned by Cleveland-Cliffs, Inc. and located in Hibbing, Minnesota. The Hibbing Mine has 30,760 acres of surface rights, of which 1,150 acres are associated with mineral leases. The majority of the mineral rights are leased. 6,640 acres of mineral leases are expiring between 2024 and 2056. The taconite iron ore mine is currently in the production stage.

The following table provides details of our proportionate share of iron ore pellet resources and reserves at Hibbing as of December 31, 2023, and December 31, 2022. Resources below are stated exclusive of reserves.

Hibbing Taconite Company (1)
	Amount			Grades/Qualities
(Millions of short tons)	Pellets 2023	Pellets 2022	Change (%)	MagFe%
Measured mineral resources	0.40	0.40	—%	19.20
Indicated mineral resources	—	—	—%	18.70
Measured + indicated mineral resources	0.40	0.40	—%	19.20
Inferred mineral resources	—	—	—%	—

Proven mineral reserves	2.20	3.30	(33.33)%	18.70
Probable mineral reserves	0.40	0.40	—%	18.70
Total mineral reserves	2.60	3.70	(29.73)%	18.70
(1) Represents U. S. Steel’s proportionate share of proven and probable reserves and production as these investments are unconsolidated equity affiliates.

Internal Controls

U. S. Steel estimates its iron ore resources and reserves using exploration drill holes, physical inspections, sampling, laboratory testing, 3-D computer models, economic pit analysis and fully-developed pit designs for its operating mines. Estimates for our share of unconsolidated equity affiliates are based upon information supplied by the joint ventures. Refer to sections 2 and 3 of the technical report summaries filed as Exhibit 96.1 to this Form 10-K for further details.

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

On December 24, 2018, U. S. Steel's Clairton Plant experienced a fire, affecting portions of the facility involved in desulfurization of the coke oven gas generated during the coking process. With the desulfurization process out of operation as a result of the fire, U. S. Steel was not able to certify compliance with Clairton Plant’s Title V permit levels for sulfur emissions. U. S. Steel promptly notified ACHD (Allegheny County Health Department), which has regulatory jurisdiction for the Title V permit, and updated the ACHD regularly on efforts to mitigate any potential environmental impacts until the desulfurization process was returned to normal operations. Of the approximately 2,400 hours between the date of the fire and April 4, 2019, when the Company resumed desulfurization, there were ten intermittent hours where average SO2 emissions exceeded the hourly NAAQS for SO2 at the Allegheny County regional air quality monitors located in Liberty and North Braddock boroughs, which are near U. S. Steel's Mon Valley Works facilities. On April 29, 2019, PennEnvironment and Clean Air Council, both environmental, non-governmental organizations filed a Complaint in Federal Court in the Western District of Pennsylvania. The ACHD was subsequently granted intervenor status. Collectively the parties seek injunctive relief and civil penalties regarding the alleged Permit violations following the fire. Discovery has concluded. The court denied the parties’ respective Motions for Summary Judgment. A non-jury trial which was scheduled to take place in April and May of 2023 is being held in abeyance as the parties reached a tentative settlement agreement, signed a term sheet, and advised the Court accordingly. The parties have signed a Consent Decree which is subject to Court approval. Pursuant to the proposed Consent Decree U. S. Steel will undertake operational improvements at Clairton Works, permanently idle Coke Battery #15 and pay a $500,000 penalty to the ACHD. In addition, U. S. Steel will fund community-beneficial projects throughout the Mon Valley over a period of five years through contributions which total $4.5 million and pay counsel fees in the amount of $3.0 million. The Consent Decree also establishes a new H2S Coke Oven Gas standard for Clairton Works. Separately, a class action has been filed in the Court of Common Pleas of Allegheny County on behalf of approximately 123,000 persons who claim that the impacts from the fire created a nuisance and seek damages for loss of use and enjoyment of properties. That action has been certified as a class action and the Company intends to vigorously defend against it.

Asbestos Litigation
See Note 26 to our Consolidated Financial Statements, Contingencies and Commitments for a description of our asbestos litigation.

ENVIRONMENTAL PROCEEDINGS

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of December 31, 2023, under federal and state environmental laws, and which U. S. Steel reasonably believes may result in monetary sanctions of at least $1 million (the threshold chosen by U. S. Steel as permitted by Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended). Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

As of December 31, 2023, U. S. Steel has received information requests or been identified as a PRP at a total of five CERCLA sites, three of which have liabilities that have not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at one of the other sites will be over $5 million as described below.

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

Remediation contracts were issued by both U. S. Steel and GLNPO for the first phase of the remedial work at the site during the fourth quarter of 2020. U. S. Steel and GLNPO have completed the second phase of work at the site which extended through early 2022. The final phase of the remedial design has been defined and another amendment to the Project Agreement between U.S. Steel and GLNPO was executed in December 2021. Execution of this final phase is in progress and is expected to extend through 2024 for habitat restoration. U. S. Steel's portion of additional, design, oversight costs, and implementation of all three phases of the preferred remedial alternative on the upland property and Estuary are currently estimated as of December 31, 2023, at approximately $11 million.

Resource Conservation Recovery Act and Other Remediation Sites

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

Gary Works

On October 23, 1998, the U.S. EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform an RCRA Facility Investigation, a Corrective Measures Study and Corrective Measure Implementation. Evaluations are underway at six groundwater areas on the east side of the facility. A remedial groundwater treatment system has been operating at one of the six areas since 2021. An Interim Stabilization Measure work plan was approved by the U.S. EPA for a second area and a contractor has completed installation and start-up of the remedial system. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $23 million as of December 31, 2023, based on our current estimate of known remaining costs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel had determined the most effective means to address the remaining impacted material was to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel awarded a contract for the implementation of the CAMU project during the fourth quarter of 2018. Construction, waste stabilization and placement, along with closure of the CAMU, were substantially completed in the fourth quarter of 2020. U. S. Steel has an accrued liability of approximately $18 million as of December 31, 2023, for our estimated share of the remaining costs of remediation at the site.

USS-UPI LLC (UPI)

In February 2020, U. S. Steel purchased the remaining 50 percent interest in USS-POSCO Industries, a former joint venture that is located in Pittsburg, California between subsidiaries of U. S. Steel and POSCO, now known as USS-UPI, LLC. Prior to formation of the joint venture, UPI's facilities were previously owned and operated solely by U. S. Steel, which assumed responsibility for the existing environmental conditions. U. S. Steel continues to monitor the impacts of the remedial plan implemented in 2016 to address groundwater impacts from trichloroethylene at SWMU 4. Work will begin in early 2024 to complete removal of hazardous materials and decommission the northwest portion of Building A (SWMU 4.1) and the 54” and 66” Pickle Lines. Additionally, evaluations continue for the SWMUs, known as the Northern Boundary Group, and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As such, there has been no material change in the status of the project during the year ended December 31, 2023. As of December 31, 2023, approximately $4 million has been accrued for ongoing environmental studies, investigations, remedial work and remedy monitoring. Significant additional costs associated with this site are possible and are referenced in Note 26 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, the U.S. EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) in December 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM), with the approval of the U.S. EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. Corrective Measure Implementation Plans (CMIPs) have been submitted to and approved by ADEM for the last two areas on site where impacts to soil and sediments are required to be addressed. Plans are being finalized for contracting the work required under the CMIPs. U. S. Steel has an accrued liability of approximately $8 million at December 31, 2023 for the estimated remaining costs of remediation at the site.

Air Related Matters

Granite City Works

In October 2015, Granite City Works received a Notice of Violation (NOV) from the Illinois Environmental Protection Agency (IEPA) alleging that U. S. Steel violated the emission limits for nitrogen oxides (NOx) and volatile organic compounds from the Basic Oxygen Furnace Electrostatic Precipitator Stack. In addition, the IEPA alleges that U. S. Steel exceeded its natural gas usage limit at its CoGeneration Boiler. U. S. Steel continues to negotiate resolution of the NOV with IEPA.

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

Mon Valley Works

On March 7, 2022, the Company received an enforcement order from the ACHD that includes a civil penalty demand for $1.8 million. In the Order, the ACHD alleges that the Company’s Clairton plant is solely and entirely culpable for 153 alleged exceedances of the Pennsylvania hydrogen sulfide ambient air standard that are reported to have occurred during January 1, 2020 through March 1, 2022. The Company disagrees with the bases for the demand. On April 5, 2022, the Company appealed the Order and is vigorously defending the matter. The ACHD Hearing Officer has scheduled a hearing on the appeal for July 8, 2024.

On March 24, 2022, the Company received an enforcement order from the ACHD that includes a civil penalty demand for $4.6 million for alleged air permit violations occurring between January 1, 2020 through March 15, 2022 regarding the Company’s Clairton plant’s coke oven pushing emission control systems. The Company disagrees with the bases for the demand and has appealed the Order. The ACHD Hearing Officer has scheduled a hearing on the appeal for July 15, 2024.

On December 29, 2023, the Company received an enforcement order from the ACHD that includes a civil penalty demand for $2.2 million. In the Order, the ACHD alleges that the Company’s Clairton plant was the cause for 159 alleged exceedances of the Pennsylvania hydrogen sulfide ambient air standard that are reported to have occurred from March 2, 2022 through November 30, 2023. The Company disagrees with the bases for the demand and intends to appeal the Order.

Item 4. MINE SAFETY DISCLOSURE

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-K.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The executive officers of U. S. Steel and their ages as of February 1, 2024, are as follows:

Name	Age	Title	Executive Officer Since
Daniel R. Brown	51	Senior Vice President - Advanced Technology Steelmaking & Chief Operating Officer, Big River Steel	February 1, 2022
James E. Bruno	58	Senior Vice President - Global Information Technology and President, USSE	December 1, 2014
Scott D. Buckiso	56	Senior Vice President and Chief Manufacturing Officer North American Flat-Rolled	May 31, 2015
David B. Burritt	68	President & Chief Executive Officer	September 1, 2013
Jessica T. Graziano	50	Senior Vice President & Chief Financial Officer	August 8, 2022
Manpreet S. Grewal	44	Vice President, Controller & Chief Accounting Officer	March 30, 2020
Duane D. Holloway	51	Senior Vice President, General Counsel and Chief Ethics & Compliance Officer	April 16, 2018
Kenneth E. Jaycox	56	Senior Vice President and Chief Commercial Officer	September 28, 2020

Messrs. Brown, Bruno, Buckiso, Burritt, and Holloway have held responsible management or professional positions with U. S. Steel or its subsidiaries for more than the past five years. Prior to joining U. S. Steel in 2022, Ms. Graziano spent eight years with United Rentals, Inc, culminating in her position as Executive Vice President and Chief Financial Officer. Prior to her work with United Rentals, Ms. Graziano spent five years at Revlon, Inc. where she advanced through positions of increasing responsibility culminating in her being named Senior Vice President, Chief Accounting Officer and Corporate Controller. Prior to joining U. S. Steel in 2020, Mr. Grewal served as vice president, business finance, controller and chief accounting officer at Covanta since February 2017. Prior to Covanta, Mr. Grewal spent fourteen years at Johnson Controls Incorporated (formerly Tyco International) in increasingly responsible roles, including internal audit, accounting, controllership, and financial planning and analysis. Prior to joining U. S. Steel in 2020, Mr. Jaycox served as Vice President, Transformation at Sysco Corporation where during his seven-year tenure, he progressed through a series of executive responsibilities including transformation, sales development and support, and revenue management.

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

As of January 29, 2024, there were 10,072 registered holders of U. S. Steel common stock.

The Board of Directors currently intends to declare and pay dividends on shares of U. S. Steel common stock based on the financial condition and results of operations of U. S. Steel out of legally available funds and in accordance with the requirements set forth by applicable law. Quarterly dividends were declared by U. S. Steel in 2023 and 2022 in the amount of five cents per share.

Purchases of Equity Securities by the Issuer and the Affiliated Purchasers

There were no share repurchases in the fourth quarter of fiscal 2023. There is approximately $126 million remaining under the Company's share repurchase program.

Stockholder Return Performance

The graph below assumes $100 invested on December 31, 2018, and compares the yearly change in cumulative total stockholder return of our common stock with the cumulative total return of the Standard & Poor’s (S&P) 500 Stock Index and the S&P 600 Steel Index, and assumes that all dividends were reinvested. U. S. Steel is not included in either the S&P 500 Stock Index or S&P 600 Steel Index as to provide a clearer comparison to the selected indices.

Comparison of Cumulative Total Return
on $100 Invested in U. S. Steel Stock on December 31, 2018
vs
S&P 500 and S&P 600 Steel Index

U.S. Steel
S&P 500
S&P 600 Steel Index
350
300
250
200
150
100
50
0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023

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

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related Notes that appear elsewhere in this document. Please refer to Item 7 of our 2022 Form 10-K for further discussion and analysis of our 2021 financial condition and results of operations.

Overview

In 2023, the Company continued to execute on its strategy, investing in its future by progressing on key strategic projects, and rewarding stockholders with direct returns, including a quarterly dividend and share repurchases. In the second half of 2023, we quickly responded to changing market dynamics by temporarily idling certain operations, including the indefinite idling of the iron and steel assets at Granite City Works, to better balance steel supply with customer demand.

U. S. Steel's results in 2023 generally declined compared to the previous year for the four reportable segments, except for Tubular Products, due to lower sales prices for products and other challenging business conditions:

•North American Flat-Rolled: Flat-Rolled results declined primarily due to lower sales prices across most product categories.

•Mini Mill: Mini Mill results declined primarily due to lower sales prices across all product categories.

•U. S. Steel Europe: USSE results declined primarily due to lower sales prices across all product categories.

•Tubular: Tubular results improved primarily due to lower variable compensation, increased equity investee earnings, and higher sales prices.

Fluctuations in the market price of raw materials and other inflationary impacts have affected the results of each of our reportable segments, and fluctuations going-forward are reasonably likely to have a material impact on future results. We may continue to experience inflation related headwinds for certain raw materials and other costs.

In February 2022, Russia invaded Ukraine and active conflict continues in the country. The war in Ukraine has caused disruptions and instability in Russia, Ukraine, as well as the markets in which we operate. The Company is constantly monitoring the situation for impacts and risks to the business and is implementing risk mitigating strategies where possible. As a result of the invasion, governments around the world, including the European Union and the United States of America (U.S.), have enacted sanctions against Russia and Russian interests. We are complying with all applicable sanctions that impact our business.

Since the onset of the war, and before, USSE has been procuring iron ore and coal through alternate sources than Russia, which previously supplied some of USSE's raw materials. With the EU prohibiting purchases of coal from suppliers in Russia, new purchases of coal originating from Russia have stopped. The Company has built up sufficient inventory on site or in-transit to meet current customer demand and alternate supply chains have been fully implemented.

Additionally, Russian supply of natural gas to Europe has decreased significantly in response to enacted sanctions. However, Slovakia has natural gas storage and access to additional supply from countries including Norway, the U.S. and Africa. Together, these sources are enough to support the country's expected consumption through the 2024 winter season, which includes demand for natural gas for our USSE segment operations.

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

Goodwill and intangible assets – Goodwill represents the excess of the cost over the fair value of acquired identifiable tangible and intangible assets and liabilities assumed from businesses acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment testing annually, or more frequently if events or changes in circumstances indicate the asset might be impaired. We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis. Application of the goodwill impairment test requires judgment.

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

A quantitative goodwill impairment testing process requires valuation of the respective reporting unit, which we primarily determine using an income approach based on a discounted cash flow forecast covering discrete periods of time including a terminal value. We compute the terminal value using the constant growth method, which values the forecasted cash flows in perpetuity. The assumptions about future cash flows and growth rates are based on the respective reporting unit's long-term forecast and are subject to review and approval by senior management. A reporting unit's discount rate is a significant assumption and is a risk-adjusted weighted average cost of capital, which we believe approximates the rate from a market participant's perspective. The estimated fair value could be impacted by changes in market conditions, interest rates, growth rates, tax rates, costs, pricing and capital expenditures. We categorize the fair value determination as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

Our Mini Mill reporting unit holds the goodwill recognized as a result of the Company's acquisition of Big River Steel and currently is our only reporting unit that has a significant amount of goodwill. This goodwill is primarily attributable to Big River Steel's operational abilities, workforce and the anticipated benefits from their recent expansion. U. S. Steel completed its annual goodwill impairment test using a qualitative assessment during the fourth quarter of 2023 and determined there was no impairment of goodwill.

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

Inventories – Inventories are carried at the lower of cost or market for last-in, first-out (LIFO), moving average and first-in, first-out (FIFO) method inventories. The predominant method of inventory costing for Flat-Rolled and Tubular is LIFO. The Mini Mill segment uses FIFO for raw materials and a moving average costing method to account for semi-finished and finished products. FIFO is the predominant inventory costing method used by the USSE segment. The LIFO method of inventory costing was used on 53 percent and 43 percent of consolidated inventories at December 31, 2023, and 2022, respectively. Since the LIFO inventory valuation methodology is an annual calculation, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by estimating the year-end inventory amounts. The projections of annual LIFO inventory amounts are updated quarterly. Changes in U.S. GAAP rules or tax law, such as the elimination of the LIFO method of accounting for inventories, could negatively affect our profitability and cash flow.

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

U. S. Steel’s investment strategy for its U.S. pension and Other Benefits plan assets provides for a diversified mix of high-quality bonds, public equities and selected smaller investments in private equities, private credit, timber and mineral interests. For its U.S. pension, U. S. Steel has a target allocation for plan assets of 69 percent in fixed income investments. The balance is invested in equity securities, timber, private equity and real estate partnerships. U. S. Steel believes that returns on equities over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds tend to offset some of the short-term volatility of stocks. Both equity and fixed-income investments are made across a broad range of industries and companies (both domestic and foreign) to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel will use a 6.90 percent assumed rate of return on assets for the development of net periodic cost for the main defined benefit pension plan in 2024. Actual returns since the inception of the plan have exceeded this 6.90 percent rate and while recent annual returns have been volatile, it is U. S. Steel’s expectation that rates will achieve this level in future periods.

For its Other Benefits plan, U. S. Steel is employing a liability driven investment strategy. The plan assets are allocated to match the plan cash flows with maturing investments. To achieve this strategy, U. S. Steel has a target allocation for plan assets of 80 percent in fixed income and private credit. The balance is primarily invested in equity securities, timber, private equity and real estate partnerships. U. S. Steel will use a 6.00 percent assumed rate of return on assets for the development of net periodic cost for its Other Benefit plans for 2024. The 2024 assumed rate of return was updated after a review of capital market forecasted returns based on target allocations. Therefore, the expected asset return for 2024 will be 6.00 percent.

The expected long-term rate of return on plan assets is applied to the market value of assets as of the beginning of the period less expected benefit payments and considering any planned contributions.

To determine the discount rate used to measure our pension and Other Benefit obligations for U.S. plans we utilize a bond matching approach to select specific bonds that would satisfy our projected benefit payments. At December 31, 2023, the weighted average discount rate used for our pension and Other Benefit obligations was determined to be 5.49 percent and 5.58 percent, respectively, compared to the weighted average discount rate used of 5.55 percent and 5.66 percent, respectively, at December 31, 2022. The discount rate reflects the current rate at which we estimate the pension and Other Benefits liabilities could be effectively settled at the measurement date.

U. S. Steel reviews its actual historical rate experience and expectations of future health care cost trends to determine the escalation of per capita health care costs under U. S. Steel’s benefit plans. Approximately 80 percent of our costs for the domestic United Steelworkers participants’ retiree health benefits in the Company’s main domestic benefit plan are limited to a per capita dollar maximum calculation based on 2006 base year actual costs incurred under the main U. S. Steel benefit plan for USW participants (cost cap). The full effect of the cost cap is expected to be realized around 2030. After 2030, the Company’s costs for a majority of USW retirees and their dependents are expected to remain fixed and as a result, the cost impact of health care escalation for the Company is projected to be limited for this group (see Note 18 to the Consolidated Financial Statements). For measurement of its domestic retiree medical plans where health care cost escalation is applicable, U. S. Steel has assumed an initial escalation rate of 5.90 percent for 2024. This rate is assumed to decrease gradually to an ultimate rate of 4.50 percent in 2038 and remain at that level thereafter.

Net periodic pension benefit cost (credit), including multiemployer plans, is expected to total approximately $88 million in 2024 compared to $51 million in 2023. Excluding settlement and special termination losses totaling $13 million in 2023, the increase in net periodic pension benefit cost in 2024 is primarily due to delayed recognition of prior year asset losses. Net periodic other benefit (credit) in 2024 is expected to be approximately $(102) million, compared to $(83) million in 2023. The expected increase in the 2024 net periodic other benefit (credit) is primarily due to the higher expected return on assets in 2024. See Note 18 to the Consolidated Financial Statements, “Pensions and Other Benefits.”

The table below projects the incremental effect of a hypothetical one percentage point change in significant assumptions used in determining the funded status and net periodic benefit cost for pension and other benefits:

	Hypothetical Rate Change Increase (Decrease)
(In millions)	1%	(1)%
Expected return on plan assets
Incremental (decrease) increase in:
Net periodic pension and other benefits costs for 2024	$(55)	$55
Discount rate
Incremental (decrease) increase in:
Net periodic pension and other benefits costs for 2024	$(9)	$11
Pension & other benefits obligations at December 31, 2023	$(390)	$455

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

In the fourth quarter 2023, the Company recognized charges of approximately $123 million for impairment of indefinitely idled iron and steel making assets at Granite City Works. Impairment charges of approximately $151 million and $128 million were recognized for the write-off of iron making and steel making assets at Great Lakes Works in 2022 and 2021, respectively. The coil finishing processes at Granite City Works and Great Lakes Works continue to operate and remain components of the Company's operating plans. In 2021, there were additional impairments of $88 million and $56 million for equipment at Gary Works related to steel production intended for petroleum conveying pipe and the transfer of endless casting and rolling equipment from Mon Valley Works to BR2, respectively.

There were no other triggering events that required an impairment evaluation of our long-lived asset groups during the years ended December 31, 2023, 2022 and 2021.

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

At the end of both 2023 and 2022, U. S. Steel did not have any undistributed foreign earnings and profits for which U.S. deferred taxes have not been provided.

For further information on income taxes see Note 11 to the Consolidated Financial Statements.

Environmental remediation – U. S. Steel has been identified as a PRP at five sites under the CERCLA as of December 31, 2023. Of these, there are three sites where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but where sufficient information is not presently available to confirm the existence of liability or to make a reasonable estimate with respect to any potential liabilities. There are also eight additional sites where U. S. Steel may be liable for remediation costs in excess of $1 million under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share, is frequently dependent upon the outcome of ongoing investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as remediation obligations arise, charges in excess of those previously accrued may be required.

U. S. Steel's accrual for environmental liabilities for U.S. and international facilities as of December 31, 2023, and 2022 was $107 million and $126 million, respectively. These amounts exclude liabilities related to asset retirement obligations, disclosed in Note 19 to the Consolidated Financial Statements.

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

Net Sales

Total Net Sales
$25,000
$20,000
$15,000
$10,000
$5,000
Millions of Dollars
20,275
21,065
$18,053
2021
2022
2023
Total Net Sales

Net Sales by Segment

Net sales by segment for the years ended December 31, 2023, and 2022 are set forth in the following table:

	Years Ended December 31,
(Dollars in millions, excluding intersegment sales)	2023	2022	% Change
Flat-Rolled	$10,744	$12,522	(14)%
Mini Mill	2,223	2,681	(17)%
USSE	3,525	4,243	(17)%
Tubular	1,551	1,611	(4)%
Total sales from reportable segments	18,043	21,057	(14)%
Other	10	8	25%
Net Sales	$18,053	$21,065	(14)%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments is set forth in the following table:

	Steel Products(a)
Year Ended December 31, 2023 versus Year Ended December 31, 2022	Volume	Price	Mix	FX(b)	Other(c)	Net Change
Flat-Rolled	3%	(15)%	(1)%	—%	(1)%	(14)%
Mini Mill	6%	(26)%	3%	—%	—%	(17)%
USSE	3%	(20)%	(3)%	3%	—%	(17)%
Tubular	(9)%	5%	(1)%	—%	1%	(4)%
(a) Excludes intersegment sales.
(b) Foreign currency translation effects.
(c) Primarily consists of sales of raw material and coke making by-products

Net sales for the year ended December 31, 2023, compared to the same period in 2022 were $18,053 million and $21,065 million, respectively.
•For the Flat-Rolled segment, the decrease in sales primarily resulted from lower average realized prices ($231 per ton) across most products, partially offset by increased shipments (333 thousand tons) from a mix of product values.
•For the Mini Mill segment, the decrease in sales primarily resulted from lower average realized prices ($259 per ton)
across all products, partially offset by increased shipments (137 thousand tons) from higher value products.
•For the USSE segment, the decrease in sales primarily resulted from lower average realized prices ($217 per ton)
across all products, partially offset by increased shipments (140 thousand tons) from lower value products.

•For the Tubular segment, the decrease in sales primarily resulted from decreased shipments (45 thousand tons), partially offset by higher average realized prices ($159 per ton).

Operating Expenses

Union profit-sharing costs

	Year Ended December 31,
(Dollars in millions)	2023	2022
Allocated to segment results	$149	$442

The amounts above represent profit-sharing amounts paid to active USW-represented employees and are included in cost of sales on the Consolidated Statement of Operations.

Profit-based amounts are calculated and paid on a quarterly basis as a percentage of consolidated earnings before interest and income taxes based on 7.5 percent of profit between $10 and $50 per ton and 15 percent of profit above $50 per ton.

Net periodic pension and other benefits costs

Pension and other benefit costs (other than service cost) are reflected within net interest and other financial (benefits) costs and the service cost component is reflected within cost of sales in the Consolidated Statements of Operations.

Defined benefit and multiemployer pension plan costs included in cost of sales totaled $116 million in 2023 and $119 million in 2022.

Other benefit service cost included in cost of sales totaled $6 million in 2023 and $9 million in 2022.

Costs related to defined contribution plans totaled $50 million in 2023 and $47 million in 2022.

Selling, general and administrative expenses

Selling, general and administrative expenses were $501 million and $422 million for the years ended December 31, 2023, and December 31, 2022, respectively. The change between periods was primarily due to increased costs related to the Company's strategic alternatives review process.

Operating configuration adjustments

The Company adjusts its operating configuration in response to changes in market conditions, global overcapacity, import competition arising from unfair trade practices, and changes in customer demand. These operating configuration adjustments can include indefinitely and temporarily idling certain of its facilities as well as restarting production at certain of its facilities.

Idled Operations

In the fourth quarter of 2023, the Company indefinitely idled its subsidiary in Pittsburg, California, USS-UPI, LLC ("UPI"), resulting in restructuring and other charges in 2023 of $3 million and $30 million and $89 million in 2022 and 2021, respectively. Also, in the fourth quarter of 2023, the Company indefinitely idled the iron and steel making assets at Granite City Works which resulted in a non-cash asset impairment of $123 million and additional charges of $107 million primarily for take-or-pay commitments and employee-related costs. The hot-strip mill, cold mill and coating lines at Granite City Works continue to operate.

In the first quarter of 2023, the Company completed the previously announced permanent shutdown of coke batteries numbers 1 through 3 at the Mon Valley Works.

In 2022, U. S. Steel indefinitely idled the majority of the tin mill operations at Gary Works. This included the Tin Line #5 and the Tin Line #6. As of December 31, 2023, the carrying value of the indefinitely idled tin mill operations assets at Gary Works is $70 million. Tin mill operations continue to operate at the Midwest plant.

At Great Lakes Works, the Company permanently idled the steelmaking operations in 2021, and the ironmaking operations in 2022, which resulted in non-cash impairments of $128 million and $151 million, respectively. The coil finishing process at Great Lakes Works continues to operate and remains a component of the Company's operating plans.

The Company's Lorain Tubular Operations, Lone Star Tubular Operations and the Wheeling Machine Products coupling production facility at Hughes Springs, Texas were initially idled in 2020 and remained indefinitely idled as of December 31, 2023. The carrying value of the Lorain Tubular Operations assets is $55 million as of December 31, 2023.

Depreciation, depletion and amortization

Depreciation, depletion and amortization expenses were $916 million in 2023 and $791 million in 2022. The increase in 2023 from the prior year is due to accelerated depreciation resulting from operational decisions at facilities in the Flat-Rolled segment, primarily UPI and Granite City Works.

Earnings from investees

Earnings from investees were $115 million in 2023 compared to $243 million in 2022. The decrease in 2023 from the prior year is primarily due to decreased current year earnings from our PRO-TEC joint venture from higher input costs.

Restructuring and Other Charges

During 2023, the Company recorded restructuring and other charges of $36 million, which relate primarily to Company-wide headcount reductions. Charges for restructuring and ongoing cost reduction initiatives are recorded in the period U. S. Steel commits to a restructuring or cost reduction plan, or executes specific actions contemplated by the plan and all criteria for liability recognition have been met. Charges related to restructuring and cost reductions are reported in Restructuring and other charges in the Consolidated Statements of Operations.

Earnings (loss) before interest and income taxes by segment (a)	Year Ended December 31,
(Dollars in Millions)	2023	2022
Flat-Rolled	$418	$2,008
Mini Mill	215	481
USSE	4	444
Tubular	589	544
Total earnings from reportable segments	1,226	3,477
Other	$(3)	22
Segment earnings before interest and income taxes	1,223	3,499
Other items not allocated to segments:
Restructuring and other charges (b)	(36)	(48)
Stock-based compensation expense (c)	(51)	(57)
Asset impairment charges (d)	(127)	(163)
Environmental remediation charges	(11)	(13)
Strategic alternatives review process costs	(79)	—
Granite City idling costs	(121)	—
United Steelworkers labor agreement signing bonus and related costs	—	(64)
Gains on assets sold & previously held investments	—	6
Other items, net	1	—
Total earnings before interest and income taxes	$799	$3,160
(a) See Note 4 to the Consolidated Financial Statements for reconciliations and other details.
(b) Included in restructuring and other charges on the Consolidated Statements of Operations. See Note 25 to the Consolidated Financial Statements for further details.
(c) The prior year was retroactively adjusted to reflect the reclassification of stock-based compensation expense.
(d) See Note 1 to the Consolidated Financial Statements for further details.

Segment results for Flat-Rolled

	Year Ended December 31,		% Change
	2023	2022
Earnings before interest and taxes ($ in millions)	$418	$2,008	(79)%
Gross margin	11%	20%	(9)%
Raw steel production (mnt)	9,399	8,846	6%
Capability utilization	71%	67%	4%
Steel shipments (mnt)	8,706	8,373	4%
Average realized steel price per ton	1,030	1,261	(18)%

The decrease in Flat-Rolled results for 2023 compared to 2022 was primarily due to:
•lower average realized prices, including mix (approximately $1,925 million)

•unfavorable equity investees income and other impacts (approximately $200 million)
•lower non-prime and other sales (approximately $25 million), these changes were partially offset by:
•increased shipments, including volume efficiencies (approximately $95 million)
•lower raw material costs, including inventory revaluations (approximately $215 million)
•lower energy costs (approximately $100 million)
•lower operating costs (approximately $45 million)
•lower other costs, primarily variable compensation (approximately $105 million).

Gross margin for 2023 as compared to 2022 decreased primarily as a result of lower average realized prices, partially offset by higher sales volume.

Segment results for Mini Mill

	Year Ended December 31,		% Change
	2023	2022
Earnings before interest and taxes ($ in millions)	$215	$481	(55)%
Gross margin	19%	25%	(6)%
Raw steel production (mnt)	2,953	2,650	11%
Capability utilization	89%	80%	9%
Steel shipments (mnt)	2,424	2,287	6%
Average realized steel price per ton	875	1,134	(23)%

The decrease in Mini Mill results for 2023 compared to 2022 was primarily due to:
•lower average realized prices, including mix (approximately $660 million), these changes were partially offset by:
•increased shipments (approximately $220 million)
•lower raw material costs (approximately $145 million)
•lower energy costs (approximately $15 million)
•lower other costs (approximately $10 million).

Gross margin for 2023 as compared to 2022 decreased primarily as a result of lower average realized sales prices, partially offset by higher sales volume.

Segment results for USSE

	Year Ended December 31,		% Change
	2023	2022
Earnings before interest and taxes ($ in millions)	$4	$444	(99)%
Gross margin	4%	13%	(9)%
Raw steel production (mnt)	4,395	3,839	14%
Capability utilization	88%	77%	11%
Steel shipments (mnt)	3,899	3,759	4%
Average realized steel price per ton	873	1,090	(20)%

The decrease in USSE results for 2023 compared to 2022 was primarily due to:
•lower average realized prices, including mix (approximately $840 million)
•lower other sales (approximately $20 million),
these changes were partially offset by:
•increased shipments (approximately $15 million)
•lower raw material costs, including inventory revaluations (approximately $285 million)
•lower operating costs (approximately $35 million)
•lower energy costs (approximately $30 million)
•strengthening of the euro versus the U.S. dollar (approximately $15 million)
•lower other costs, primarily variable compensation (approximately $40 million).

Gross margin for 2023 as compared to 2022 decreased primarily as a result of lower average realized prices, partially offset by higher sales volume and lower material costs.

Segment results for Tubular

	Year ended December 31,		% Change
	2023	2022
Earnings before interest and taxes ($ in millions)	$589	$544	8%
Gross margin	40%	37%	3%
Raw steel production (mnt)	568	634	(10)%
Capability utilization	63%	70%	(7)%
Steel shipments (mnt)	478	523	(9)%
Average realized steel price per ton	3,137	2,978	5%

The increase in Tubular results for 2023 compared to 2022 was primarily due to:
•higher average realized prices (approximately $70 million)
•lower raw material costs (approximately $20 million)
•lower energy costs (approximately $5 million)
•improved other, primarily consisting of reduced variable compensation and increased equity investee income (approximately $75 million), these changes were partially offset by:
•decreased shipments, including volume inefficiencies (approximately $115 million)
•higher operating costs (approximately $10 million).

Gross margin for 2023 as compared to 2022 increased primarily as a result of lower variable compensation and raw material costs.

Results for Other

The Other category had a loss of $3 million for the year ended December 31, 2023, compared to earnings of $22 million for the year ended December 31, 2022.

Net Interest and Other Financial Costs

	Year Ended December 31,
(Dollars in millions)	2023	2022
Interest expense	72	159
Interest income	(141)	(44)
Other financial costs	18	32
Net periodic benefit income	(154)	(246)
Net gain from investments related to active employee benefits	(43)	—
Net interest and other financial benefits	$(248)	$(99)

Net interest and other financial benefits improved in 2023 compared to 2022 primarily due to increased interest income on cash deposits, lower interest expense as a result of increased capitalized interest and gains on investments related to active employee benefits from the initial asset base increase from the transfer of certain VEBA investments previously reported under net periodic benefit income. These changes were partially offset by reduced net periodic benefit income due to 2022 plan asset performance, a reduced asset base from the transfer of certain VEBA investments to the active employee benefits subaccount and increased prior service cost. For additional information on U. S. Steel indebtedness see Note 17 to the Consolidated Financial Statements.

For additional information on U. S. Steel’s foreign currency exchange activity see Note 16 to the Consolidated Financial Statements and Item 7A. "Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk.”

Income Tax

The income tax expense for the year ended December 31, 2023, was $152 million compared to an income tax expense of $735 million in 2022. The change from the prior year period was primarily due to a decrease in earnings before taxes. In addition, the current year period includes a benefit of $43 million related to the 2022 federal income tax return, as well as an additional benefit of $12 million related to the adjustment of prior years’ federal income taxes. Also included in the 2023 provision is a benefit of $23 million related to the recognition of a deferred tax asset on unrecognized currency losses in branch operations pursuant to proposed regulations under Internal Revenue Code Section 987.

The Organization for Economic Co-operation and Development (the "OECD"), an international association of 38 countries including the U.S., has proposed changes to numerous long-standing tax principles, including a global minimum tax initiative. On December 12, 2022, the European Union member states agreed to implement the OECD's Pillar 2 global corporate minimum tax rate of 15% on companies with revenues of at least $790,000, which would go into effect in 2024. The law on minimum top-up tax for multinational enterprise groups and large-scale domestic groups in Slovakia was approved by the parliament on December 8, 2023 with the effective date of December 31, 2023. The law was signed by the President on December 21, 2023. The Company will continue to analyze the law to determine potential impacts. At this time, the Company does not expect the Pillar 2 legislation to have a material impact on its consolidated financial statements.

For further information on income taxes see Note 11 to the Consolidated Financial Statements.

Net earnings attributable to U. S. Steel

Net earnings attributable to U. S. Steel in 2023 was $895 million compared to net earnings of $2,524 million in 2022. The decrease was primarily attributable to the factors discussed above.

Liquidity and Capital Resources

Cash Flows and Capital Requirements

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $2,100 million in 2023 compared to $3,505 million in 2022. The decrease in 2023 compared to 2022 was primarily due to decreased net earnings partially offset by changes in working capital and distributions from equity investees. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.

Our cash conversion cycle decreased by 10 days in the fourth quarter of 2023 from the fourth quarter of 2022 as shown below:

Cash Conversion Cycle	2023		2022
	$ millions	Days	$ millions	Days
Accounts receivable, net (a)	$1,549	34	$1,634	39

+ Inventories (b)	$2,128	53	$2,359	60

- Accounts Payable and Other Accrued Liabilities (c)	$2,867	68	$2,831	70

= Cash Conversion Cycle (d)		19		29
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

The LIFO inventory method is the predominant method of inventory costing for our Flat-Rolled and Tubular segments. The first-in, first-out FIFO and moving average methods are the predominant inventory costing methods for our Mini Mill segment and the FIFO method is the predominant inventory costing method for our USSE segment. In the U.S., management monitors the inventory realizability by comparing the LIFO cost of inventory with the replacement cost of inventory. To the extent the replacement cost (i.e., market value) of inventory is lower than the LIFO cost of inventory, management will write the inventory down. As of December 31, 2023, and 2022, the replacement cost of the LIFO inventory was higher by approximately $1,248 million and $1,154 million, respectively.

Net cash provided by operating activities for 2023 and 2022 reflects employee benefits payments as shown in the following table.

Benefits Payments for Employees	Year Ended December 31,
(Dollars in millions)	2023	2022
Other employee benefits payments not funded by trusts	40	32
Payments to a multiemployer pension plan	84	74
Pension related payments not funded by trusts	3	2
Reductions in cash flows from operating activities	$127	$108

Net Cash Used in Investing Activities

Net cash used in investing activities was $2,568 million in 2023 compared to $1,679 million in 2022. The increase in net cash used in investing activities was primarily due to increased capital expenditures (discussed in more detail below).

Capital expenditures in 2023 were $2,576 million compared to $1,769 million in 2022. Mini Mill capital expenditures were $1,899 million and included $1,436 million for BR2, exclusive of the air separation unit, as well as spending for the continuous galvanizing line (CGL) and the NGO being built at the existing Big River Steel facility. Flat-Rolled capital expenditures were $536 million and included spending for the construction of a DR grade pellet facility at Keetac and the Gary Works pig iron facility, as well as mining equipment, other infrastructure and environmental projects across the Flat-Rolled footprint. USSE capital expenditures were $109 million and included spending for the USSK waste water quality - soluble matters reduction project, enterprise resource planning (ERP) project, 5-stand control system upgrades, blast furnace and various other projects. Tubular capital expenditures were $32 million and included spending to support steelmaking, infrastructure and environmental projects within the Tubular footprint.

Net Cash used in Financing Activities

Net cash used in financing activities was $98 million for the twelve months ended December 31, 2023, compared to net cash used in financing activities of $868 million for the same period in 2022. The period over period change in financing activities was primarily due to lower repurchases of common stock and repayments of debt in the current year period, partially offset by reduced issuance of debt.

Debt Financing

In 2023 U. S. Steel received net proceeds of approximately $238 million after closing on an aggregate principal amount of $240 million unsecured Arkansas Development Finance Authority environmental improvement revenue bonds with a coupon rate of 5.700% and a final maturity of 2053.

Certain of our credit facilities, including the Credit Facility Agreement, the Big River Steel ABL Facility, the USSK Credit Agreement and the Export Credit Agreement, contain standard terms and conditions including customary material adverse change clauses. If a material adverse change was to occur, our ability to fund future operating and capital requirements could be negatively impacted. On September 28th, 2023, the Company elected to reduce the size of the USSK Credit Agreement from €300 million to €150 million (approximately $166 million). The USSK Credit Agreement contains certain USSK specific financial covenants. The USSK Credit Agreement requires USSK to maintain a net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio of less than 3.50:1 (the “EBITDA Ratio Covenant”), as measured on a rolling twelve months basis on June 30th and December 31st of each year. After determining that USSK may not be able to comply with the EBITDA Ratio Covenant at June 30, 2023, USSK requested and received an unanimously approved waiver of the EBITDA Ratio Covenant from its lenders for the period ending June 30, 2023. As of December 31, 2023 USSK was in compliance with the EBITDA Ratio Covenant and a waiver was not needed and therefore not requested. There are currently no amounts outstanding under the facility.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $192 million of liquidity sources for financial assurance purposes as of December 31, 2023. Increases in certain of these commitments which use collateral are reflected within cash, cash equivalents and restricted cash on the Consolidated Statement of Cash Flows.

The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $7 million at December 31, 2023. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

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

Share Repurchases

In the third quarter of 2022, following the completion of the previously authorized $800 million share repurchase programs, the Board of Directors authorized a new share repurchase program that allows for the repurchase of up to $500 million of our outstanding common stock from time to time in the open market or privately negotiated transactions at the discretion of management. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Common stock repurchased under our share repurchase programs totaled 7.1 million shares and approximately $175 million in the year ended December 31, 2023. We do not expect to utilize the remainder of this authorization. The Merger Agreement contains a customary prohibition on our ability to engage in additional share repurchases without the consent of Purchaser. See Note 27 to the Consolidated Financial Statements, “Common Stock Issued and Repurchased” for further details.

Capital Requirements

Our major cash requirements in 2024 are expected to be for capital expenditures, including strategic priorities, employee benefits and operating costs, which includes purchases of raw materials. We ended 2023 with $2,948 million of cash and cash equivalents and $5,174 million of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy.

Capital expenditures for 2024 are expected to total approximately $1.7 billion, most of which is focused on in-flight construction and commissioning for strategic projects, as we work to expand our competitive advantages in low-cost iron ore, mini mill steelmaking and best-in-class finishing capabilities. Increased inflation, supply chain challenges and severe weather have all impacted the BR2 budget, and the Board of Directors authorized additional capital towards completing the project. While mitigating actions are being taken to address this impact, the company now expects BR2 capital spending to be approximately $3.2 billion.

U. S. Steel’s contractual commitments to acquire property, plant and equipment at December 31, 2023, totaled $1,479 million.

Liquidity

The following table summarizes U. S. Steel’s liquidity as of December 31, 2023:

(Dollars in millions)
Cash and cash equivalents	$2,948
Amount available under Credit Facility Agreement	1,746
Amount available under Big River Steel - Revolving Line of Credit	299
Amounts available under USSK Credit Agreement and USSK Credit Facility	181
Total estimated liquidity	$5,174

Total Estimated Liquidity at December 31,
Millions of Dollars
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$0
$2,226
$2,948
$2,421
$3,504
2023
2022
Cash
Credit Facilities

As of December 31, 2023, $325 million of the total cash and cash equivalents was held by our foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013, to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.

We expect that our estimated liquidity requirements will consist primarily of our 2024 planned strategic capital expenditures, working capital requirements, debt service, and operating costs and employee benefits for our operations after taking into account the footprint actions and cost reductions at our plants and headquarters. Our available liquidity at December 31, 2023, consists principally of our cash and cash equivalents and available borrowings under the Credit Facility Agreement, Big River Steel ABL Facility, USSK Credit Agreement and the USSK Credit Facility. Management continues to evaluate market conditions in our industry and our global liquidity position, and may consider additional actions to further strengthen our balance sheet and optimize liquidity, including but not limited to the repayment or refinancing of outstanding debt and the incurrence of additional debt to opportunistically finance strategic projects.

U. S. Steel management believes that U. S. Steel’s liquidity will be adequate to satisfy our cash requirements and obligations for the next twelve months and for the foreseeable future, including obligations to complete currently authorized capital spending programs. Future requirements for U. S. Steel’s business needs, including the funding of acquisitions and capital expenditures, scheduled debt maturities, repurchase of debt, share buybacks, dividends, contributions to employee benefit plans and any amounts that may ultimately be paid in connection with contingencies, are expected to be funded by a combination of internally generated funds (including asset sales), proceeds from the sale of stock, borrowings, refinancings and other external financing sources.

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

The underlying costs from suppliers that elected to participate in the SCF program are generally recorded in cost of sales in the Company’s Consolidated Statement of Operations. Amounts due to suppliers who participate in the SCF program are reflected in accounts payable and accrued expenses on the Company’s Consolidated Balance Sheet and payments on the obligations by our suppliers are included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of December 31, 2023, accounts payable and accrued expenses included $84 million of outstanding payment obligations which suppliers elected to sell to participating financial institutions.

The following table summarizes the Company's contractual obligations at December 31, 2023, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

(Dollars in millions)
			Payments Due by Period
Contractual Obligations	Total	2024	2025 through 2026	2027 through 2028	Beyond 2028
Debt (including interest) and finance leases(a)	$7,382	$398	$1,082	$537	$5,365
Operating leases(b)	132	50	58	21	3
Contractual purchase commitments(c)	6,100	5,180	389	198	333
Capital commitments(d)	1,479	1,115	364	—	—
Environmental commitments(d)	107	27	—	—	80
Steelworkers Pension Trust(e)	436	84	173	179	—
Employee related benefits(f)	147	32	59	56	—
Total contractual obligations	$15,783	$6,886	$2,125	$991	$5,781
(a) See Note 17 to the Consolidated Financial Statements.
(b) See Note 24 to the Consolidated Financial Statements.
(c) Reflects estimated contractual purchase commitments under purchase orders and “take or pay” arrangements. “Take or pay” arrangements are primarily for purchases of gases and certain energy and utility services.
(d) See Note 26 to the Consolidated Financial Statements.
(e) While it is difficult to make a prediction of cash requirements beyond the term of the 2022 Labor Agreements with the USW, which expire on September 1, 2026, projected amounts shown through 2028 assume the contribution rate per hour included in the 2022 Labor Agreements of $4.00 per hour worked.
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

Other Commercial Commitments

The following table summarizes U. S. Steel’s commercial commitments at December 31, 2023, and the effect such commitments could have on our liquidity and cash flows in future periods.

(Dollars in millions)
		Scheduled Reductions by Period
Commercial Commitments	Total	2024	2025 through 2026	2027 through 2028	Beyond 2028
Standby letters of credit(a)	$61	$42	$1	$—	$18	(b)
Surety bonds(a)	100	—	—	—	100	(b)
Funded Trusts(a)	31	—	—	—	31	(b)
Total commercial commitments	$192	$42	$1	$—	$149
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

Environmental Matters

U. S. Steel’s environmental expenditures were as follows:

(Dollars in millions)
	2023	2022	2021
North America:
Capital	$60	$38	$27
Compliance
Operating & maintenance	243	255	201
Remediation(a)	15	18	57
Total North America	$318	$311	$285
USSE:
Capital	$10	$6	$—
Compliance
Operating & maintenance	12	11	10
Remediation(a)	5	6	7
Total USSE	$27	$23	$17
Total U. S. Steel	$345	$334	$302
(a) These amounts include spending charged against remediation reserves, net of recoveries where permissible, but do not include non-cash provisions recorded for environmental remediation.

U. S. Steel’s environmental capital expenditures accounted for 3 percent of total capital expenditures in 2023 and 2 percent in 2022 and 3 percent in 2021.

Environmental compliance expenditures represented 2 percent of U. S. Steel's total costs and expenses in 2023, 2022, and 2021. Remediation spending during 2021 through 2023 was mainly related to remediation activities at former and present operating locations.

For discussion of other relevant environmental items see “Part I, Item 3. Legal Proceedings – Environmental Proceedings.”

The following table shows activity with respect to environmental remediation liabilities for the years ended December 31, 2023, and December 31, 2022. These amounts exclude liabilities related to asset retirement obligations accounted for in accordance with ASC Topic 410. See Note 19 to the Consolidated Financial Statements.

(Dollars in millions)	2023	2022
Beginning Balance	$126	$158
Plus: Additions	15	20
Adjustments for changes in estimates	(11)	3
Less: Obligations settled	(23)	(55)
Ending Balance	$107	$126

New or expanded environmental requirements, which could increase U. S. Steel’s environmental costs, may arise in the future. U. S. Steel intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. U. S. Steel’s environmental capital expenditures are expected to be approximately $81 million in 2024, $10 million of which is related to projects at USSE. U. S. Steel's environmental expenditures for 2024 for operating and maintenance and for remediation projects are expected to be approximately $247 million and $39 million, respectively, of which approximately $10 million and $4 million for operating and maintenance and remediation, respectively, is related to USSE. Although, the outcome of pending environmental matters is not estimable at this time, it is reasonably possible that U. S. Steel's environmental capital and operating and maintenance expenditures could materially increase as a result of the future resolution of these matters. Predictions of future environmental expenditures beyond 2024 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies to remediate sites, among other factors.

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

Foreign Currency Exchange Rate Risk

U. S. Steel is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar, particularly the euro. U. S. Steel historically has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. U. S. Steel elected cash flow hedge accounting for foreign exchange forwards and had no material open forward exchange contracts that were subject to mark-to-market accounting as of December 31, 2023.

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

U. S. Steel’s market risk strategy has generally been to obtain competitive prices for our products and services and allow operating results to reflect market price movements dictated by supply and demand; however, from time to time U. S. Steel has made forward physical purchases to manage exposure to price risk related to the purchases of natural gas and certain non-ferrous metals used in the production process. As of December 31, 2023, U. S. Steel, through U. S. Steel Europe, had $14 million forward buy contracts for zinc. There were no forward buy contracts for natural gas or any of the other significant raw materials used in the domestic production process.

Interest Rate Risk

U. S. Steel is subject to the effects of interest rate fluctuations on the fair value of certain of our non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in year-end 2023 and 2022 interest rates on the fair value of U. S. Steel’s non-derivative financial instruments is provided in the following table:

(Dollars in millions)	2023		2022
Non-Derivative Financial Instruments(a)	Fair Value(b)	Change in Fair Value(c)	Fair Value(b)	Change in Fair Value(c)
Financial liabilities:
Debt(d)(e)	$4,797	$325	$3,815	$116
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
(c)Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10 percent change in interest rates at December 31, 2023, and 2022, on the fair value of U. S. Steel’s non-derivative financial instruments. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at December 31, 2023, and December 31, 2022.
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

February 2, 2024

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

Based on this evaluation, United States Steel Corporation’s management concluded that United States Steel Corporation’s internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of United States Steel Corporation’s internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
Vice President, Controller & Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of United States Steel Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of United States Steel Corporation and its subsidiaries (the “Company”) as of December 31, 2023, and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Sales Recognition

As described in Notes 1 and 6 to the consolidated financial statements, revenue is generated primarily from contracts to produce, ship and deliver steel products, and to a lesser extent, raw materials such as iron ore pellets and coke by-products. Sales are recognized when the Company's performance obligations are satisfied. Generally, the Company's performance obligations are satisfied, control of products is transferred, and revenue is recognized at a single point in time, when title transfers to customers for products shipped. For the year ended December 31, 2023, the Company's net sales were $18.1 billion.

The principal consideration for our determination that performing procedures relating to sales recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company's sales recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the sales recognition process. These procedures also included, among others, for certain components (i) evaluating revenue transactions by testing the issuance and settlement of invoices and credit memos (ii) tracing transactions not settled to a detailed listing of accounts receivable, (iii) testing the completeness and accuracy of data provided by management, and (iv) confirming a sample of outstanding customer invoice balances as of December 31, 2023 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, delivery documents, and subsequent cash receipts. For other components, these procedures included testing the revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as evidence of customer arrangement, invoices, proof of shipment, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 2, 2024

We have served as the Company’s auditor since 1903.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2023	2022	2021
Net sales:
Net sales	$16,038	$19,123	$18,964
Net sales to related parties (Note 23)	2,015	1,942	1,311
Total (Note 6)	18,053	21,065	20,275
Operating expenses (income):
Cost of sales (excludes items shown below)	15,803	16,777	14,533
Selling, general and administrative expenses	501	422	426
Depreciation, depletion and amortization (Notes 13 and 14)	916	791	791
Earnings from investees (Note 12)	(115)	(243)	(170)
Gain on sale of Transtar (Note 5)	—	—	(506)
Asset impairment charges (Note 1)	129	163	273
Restructuring and other charges (Note 25)	36	48	128
Gain on equity investee transactions (Note 12)	—	(6)	(111)
Other gains, net	(16)	(47)	(35)
Total	17,254	17,905	15,329
Earnings before interest and income taxes	799	3,160	4,946
Interest expense	72	159	313
Interest income	(141)	(44)	(4)
Loss on debt extinguishment (Note 7)	—	—	292
Other financial costs	18	32	46
Net periodic benefit income	(154)	(246)	(45)
Net gain from investments related to active employee benefits (Note 20)	(43)	—	—
Net interest and other financial (benefits) costs (Note 7)	(248)	(99)	602
Earnings before income taxes	1,047	3,259	4,344
Income tax expense (Note 11)	152	735	170
Net earnings	895	2,524	4,174
Less: Net earnings attributable to noncontrolling interests	—	—	—
Net earnings attributable to United States Steel Corporation	$895	$2,524	$4,174

Earnings per common share (Note 8)
Earnings per share attributable to United States Steel Corporation stockholders:
— Basic	$3.98	$10.22	$15.77
— Diluted	$3.56	$9.16	$14.88
The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Net earnings	$895	$2,524	$4,174
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments (a)	54	(91)	(78)
Changes in pension and other employee benefit accounts (a)	81	(297)	433
Changes in derivative financial instruments (a)	(9)	(28)	23
Changes in fair value of active employee benefit investments (a)	5	—	—
Total other comprehensive income (loss), net of tax	131	(416)	378
Comprehensive income including noncontrolling interest	1,026	2,108	4,552
Comprehensive income attributable to noncontrolling interest	—	—	—
Comprehensive income attributable to United States Steel Corporation	$1,026	$2,108	$4,552
(a) Related income tax (provision) benefit:

Foreign currency translation adjustments	$(3)	$24	$32
Pension and other benefits adjustments	(24)	95	(147)
Derivative adjustments	3	9	(6)
Active employee benefit investments	(2)	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions)	2023	2022
Assets
Current assets:
Cash and cash equivalents (Note 9)	$2,948	$3,504
Receivables, less allowance of $38 in both periods	1,390	1,485
Receivables from related parties (Note 23)	158	150
Inventories (Note 10)	2,128	2,359
Other current assets	319	368
Total current assets	6,943	7,866
Long-term restricted cash (Note 9)	32	31
Investments and long-term receivables, less allowance of $3 and $4 (Note 12)	761	840
Operating lease assets (Note 24)	109	146
Property, plant and equipment, net (Note 13)	10,393	8,492
Intangibles, net (Note 14)	436	478
Deferred income tax benefits (Note 11)	19	10
Goodwill (Note 14)	920	920
Other noncurrent assets	838	675
Total assets	$20,451	$19,458
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$2,889	$2,873
Accounts payable to related parties (Note 23)	139	143
Payroll and benefits payable	442	493
Accrued taxes	222	271
Accrued interest	70	67
Current operating lease liabilities (Note 24)	44	49
Short-term debt and current maturities of long-term debt (Note 17)	142	63
Total current liabilities	3,948	3,959
Noncurrent operating lease liabilities (Note 24)	73	105
Long-term debt, less unamortized discount and debt issuance costs (Note 17)	4,080	3,914
Employee benefits (Note 18)	126	209
Deferred income tax liabilities (Note 11)	587	456
Deferred credits and other noncurrent liabilities	497	504
Total liabilities	9,311	9,147
Contingencies and commitments (Note 26)
Stockholders’ Equity
Common stock issued — 285,959,739 and 282,487,412 shares issued (par value $1 per share, authorized 400,000,000 shares) (Note 8)	286	283
Treasury stock, at cost (62,288,523 shares and 54,089,559 shares)	(1,418)	(1,204)
Additional paid-in capital	5,253	5,194
Retained earnings	6,880	6,030
Accumulated other comprehensive income (loss) (Note 21)	46	(85)
Total United States Steel Corporation stockholders’ equity	11,047	10,218
Noncontrolling interests	93	93
Total liabilities and stockholders’ equity	$20,451	$19,458

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Increase (decrease) in cash and cash equivalents
Operating activities:
Net earnings	$895	$2,524	$4,174
Adjustments to reconcile net cash provided by operating activities:
Depreciation, depletion and amortization (Notes 13 and 14)	916	791	791
Gain on sale of Transtar (Note 5)	—	—	(506)
Asset impairment charges (Note 1)	129	163	273
Gain on equity investee transactions (Note 12)	—	(6)	(111)
Restructuring and other charges (Note 25)	36	48	128
Loss on debt extinguishment (Note 7)	—	—	292
Pensions and other post-employment benefits	(157)	(213)	15
Active employee benefit investments	32	—	—
Deferred income taxes (Note 11)	97	501	(52)
Net gain on sale of assets	(6)	(12)	(7)
Equity investees earnings, net of distributions received	(1)	(215)	(168)
Changes in:
Current receivables	103	370	(955)
Inventories	257	(222)	(677)
Current accounts payable and accrued expenses	25	(180)	783
Income taxes receivable/payable	(27)	(15)	161
All other, net	(199)	(29)	(51)
Net cash provided by operating activities	2,100	3,505	4,090
Investing activities:
Capital expenditures	(2,576)	(1,769)	(863)
Acquisition of Big River Steel, net of cash acquired (Note 5)	—	—	(625)
Proceeds from sale of Transtar (Note 5)	—	—	627
Proceeds from cost reimbursement government grants (Note 26)	—	54	—
Proceeds from sale of assets	8	32	26
Proceeds from sale of ownership interests in equity investees (Note 12)	—	12	—
Other investing activities	—	(8)	(5)
Net cash used in investing activities	(2,568)	(1,679)	(840)
Financing activities:
Repayment of short-term debt (Note 17)	—	—	(180)
Revolving credit facilities - borrowings, net of financing costs (Note 17)	—	—	50
Revolving credit facilities - repayments (Note 17)	—	—	(911)
Issuance of long-term debt, net of financing costs (Note 17)	241	343	864
Repayment of long-term debt (Note 17)	(89)	(382)	(3,183)
Net proceeds from public offering of common stock (Note 27)	—	—	790
Common stock repurchased (Note 27)	(175)	(849)	(150)
Proceeds from government incentives (Note 26)	—	82	—
Other financing activities	(75)	(62)	(27)
Net cash used in financing activities	(98)	(868)	(2,747)
Effect of exchange rate changes on cash	15	(19)	(21)
Net (decrease) increase in cash, cash equivalents and restricted cash	(551)	939	482
Cash, cash equivalents and restricted cash at beginning of year (Note 9)	3,539	2,600	2,118
Cash, cash equivalents and restricted cash at end of year (Note 9)	$2,988	$3,539	$2,600
See Note 22 for supplemental cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Dollars in Millions			Shares in Thousands
	2023	2022	2021	2023	2022	2021
Common stock:
Balance at beginning of year	$283	$280	$229	282,487	279,522	229,106
Common stock issued	3	3	51	3,473	2,965	50,416
Balance at end of year	$286	$283	$280	285,960	282,487	279,522
Treasury stock:
Balance at beginning of year	$(1,204)	$(334)	$(175)	(54,090)	(15,709)	(8,673)
Common stock repurchased	(175)	(849)	(150)	(7,092)	(37,559)	(6,557)
Excise tax on common stock repurchased	(1)	—	—	—	—	—
Common stock (repurchased) reissued for employee/non-employee director stock plans	(38)	(21)	(9)	(1,107)	(822)	(479)
Balance at end of year	$(1,418)	$(1,204)	$(334)	(62,289)	(54,090)	(15,709)
Additional paid-in capital:
Balance at beginning of year	$5,194	$5,199	$4,402
Dividends on common stock	—	—	(5)
Common stock issued	—	—	742
Employee stock plans	59	72	60
Cumulative effect upon adoption of Accounting Standards Update 2020-06	—	(77)	—
Balance at end of year	$5,253	$5,194	$5,199

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Continued)

				Comprehensive Income (Loss)
(Dollars in millions)	2023	2022	2021	2023	2022	2021
Retained earnings:
Balance at beginning of year	$6,030	$3,534	$(623)
Net earnings attributable to United States Steel Corporation	895	2,524	4,174	$895	$2,524	$4,174
Dividends on common stock	(45)	(50)	(18)
Cumulative effect upon adoption of Accounting Standards Update 2020-06	—	22	—
Other	—	—	1
Balance at end of year	$6,880	$6,030	$3,534
Accumulated other comprehensive income (loss):
Pension and other benefit adjustments (Note 18):
Balance at beginning of year	$(322)	$(25)	$(458)
Changes during year, net of taxes (a)	79	(304)	433	79	(304)	433
Changes during year, equity investee net of taxes (a)	2	7	—	2	7	—
Balance at end of year	$(241)	$(322)	$(25)
Foreign currency translation adjustments:
Balance at beginning of year	$280	$371	$449
Changes during year, net of taxes (a)	54	(91)	(78)	54	(91)	(78)
Balance at end of year	$334	$280	$371
Derivative financial instruments:
Balance at beginning of year	$(43)	$(15)	$(38)
Changes during year, net of taxes (a)	(9)	(28)	23	(9)	(28)	23
Balance at end of year	$(52)	$(43)	$(15)
Fair value of active employee benefit investments
Balance at beginning of year	$—	$—	$—
Changes during year, net of taxes (a)	5	—	—	5	—	—
Balance at end of year	$5	$—	$—
Total balances at end of year	$46	$(85)	$331
Total stockholders’ equity	$11,047	$10,218	$9,010
Noncontrolling interests:
Balance at beginning of year	$93	$93	$93
Net loss	—	—	—	—	—	—
Balance at end of year	$93	$93	$93
Total comprehensive income				$1,026	$2,108	$4,552
(a) Related income tax benefit (expense):

Foreign currency translation adjustments	$(3)	$24	$32
Pension and other benefits adjustments	(24)	95	(147)
Derivative adjustments	3	9	(6)
Active employee benefit investments	(2)	—	—

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

Agreement and Plan of Merger with Nippon Steel Corporation

On December 18, 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Nippon Steel North America, Inc., a New York corporation ("Purchaser"), 2023 Merger Subsidiary, Inc., a Delaware corporation and a wholly owned subsidiary of Purchaser ("Merger Sub"), and, solely as provided in Section 9.13 therein, Nippon Steel Corporation, a Japanese corporation ("NSC"), pursuant to which Merger Sub will merge with and into the Company (the "Merger") with the Company surviving the Merger as a wholly-owned subsidiary of Purchaser. Subject to the terms and conditions set forth in the Merger Agreement, each share of the Company's common stock, par value $1.00 per share, outstanding immediately prior to the effective time of the Merger (the "Effective Time") will, at the Effective Time, automatically be converted into the right to receive $55.00 per share in cash, without interest, subject to any required tax withholding.

The Merger Agreement requires us to operate in the ordinary course of business and restricts us, without the consent of Purchaser, from taking certain specified actions agreed by the parties to be outside the ordinary course of business until the pending Merger occurs or the Merger Agreement terminates.

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

Sales recognition
Sales are recognized when U. S. Steel's performance obligations are satisfied. Generally, U. S. Steel’s performance obligations are satisfied, control of our products is transferred, and revenue is recognized at a single point in time, when title transfers to our customer for product shipped or when services are provided. Revenues are recorded net of any sales incentives. Shipping and other transportation costs charged to customers are treated as fulfillment activities and are recorded as additional net sales and cost of sales at the time control is transferred to the customer. See Note 6 for further details on U. S. Steel’s revenue.

Inventories
Inventories are carried at the lower of cost or net realizable value. Fixed costs related to abnormal production capacity are expensed in the period incurred rather than capitalized into inventory.

LIFO is the predominant method of inventory costing for inventories held by the Flat-Rolled and Tubular segments. The Mini Mill segment uses a moving average costing method to account for semi-finished and finished products and FIFO to account for raw materials. FIFO is the predominant method used by the USSE segment. The LIFO method of inventory costing was used on 53 percent and 43 percent of consolidated inventories at December 31, 2023, and 2022, respectively.

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

In the fourth quarter 2023, the Company recognized charges of approximately $123 million for impairment of indefinitely idled iron and steel making assets at Granite City Works. Impairment charges of approximately $151 million and $128 million were recognized for the write-off of iron making and steel making assets at Great Lakes Works in 2022 and 2021, respectively. The coil finishing processes at Granite City Works and Great Lakes Works continue to operate and remain components of the Company's operating plans. In 2021, there were additional impairments of $88 million and $56 million for equipment at Gary Works related to steel production intended for petroleum conveying pipe and the transfer of endless casting and rolling equipment from Mon Valley Works to BR2, respectively.

There were no other triggering events that required an impairment evaluation of our long-lived asset groups during the years-ended December 31, 2023, 2022, and 2021.

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

A quantitative goodwill impairment testing process requires valuation of the respective reporting unit, which we primarily determine using an income approach based on a discounted cash flow forecast covering discrete periods of time including a terminal value. We compute the terminal value using the constant growth method, which values the forecasted cash flows in perpetuity. The assumptions about future cash flows and growth rates are based on the respective reporting unit's long-term forecast and are subject to review and approval by senior management. A reporting unit's discount rate is a significant assumption and is a risk-adjusted weighted average cost of capital, which we believe approximates the rate from a market participant's perspective. The estimated fair value could be impacted by changes in market conditions, interest rates, growth rates, tax rates, costs, pricing and capital expenditures. We categorize the fair value determination as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

Our Mini Mill reporting unit holds the goodwill recognized as a result of the Company's acquisition of Big River Steel and currently is our only reporting unit that has a significant amount of goodwill. This goodwill is primarily attributable to Big River Steel's operational abilities, workforce and the anticipated benefits from their recent expansion. U. S. Steel completed its annual goodwill impairment test using a qualitative assessment during the fourth quarter of 2023 and determined there was no impairment of goodwill.

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

Pensions and other post-employment benefits
U. S. Steel has defined contribution plans or multiemployer arrangements for pension benefits for approximately 85 percent of its employees in the United States and defined benefit pension plans covering the remaining employees. For hires before January 1, 2016, U. S. Steel has defined benefit retiree health care and life insurance plans (Other Benefits) that cover its represented employees in North America upon their retirement. Government-sponsored programs into which U. S. Steel makes required contributions cover U. S. Steel’s European employees. For more details regarding pension and other post-employment benefits see Note 18 of the Consolidated Financial Statements.

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

2. New Accounting Standards

During the year ended December 31, 2023, there were no new accounting standards and interpretations issued which are expected to have a material impact on the Company's financial position, operations or cash flows.

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 includes requirements that an entity disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The standard also requires that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) each disaggregated between domestic and foreign. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. U. S. Steel is currently assessing the impact of ASU 2023-09 on its disclosures.

In November 2023, the FASB issued Accounting Standards Update 2023-07, Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 includes requirements that an entity disclose the title of the chief operating decision maker (CODM) and on an interim and annual basis, significant segment expenses and the composition of other segment items for each segment's reported profit. The standard also permits disclosure of additional measures of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. U. S. Steel is currently assessing the impact of ASU 2023-07 on its disclosures.

3. Recently Adopted Accounting Standards
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
The Company has a SCF arrangement with a third-party administrator which allows participating suppliers, at their sole discretion, to make offers to sell payment obligations of the Company prior to their scheduled due dates at a discounted price to a participating financial institution. The third-party administrator entered into a separate agreement with the Export Import Bank of the United States to guarantee 90 percent of supplier obligations sold for up to $200 million. No guarantees or collateral are provided by the Company or any of its subsidiaries under the SCF program, and the Company does not benefit from any preferential payment terms or discounts as a result of supplier participation.
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
The underlying costs from suppliers that elected to participate in the SCF program are generally recorded in cost of sales in the Company’s Consolidated Statement of Operations. Amounts due to suppliers who participate in the SCF program are reflected in accounts payable and accrued expenses on the Company’s Consolidated Balance Sheet and payments on the obligations by our suppliers are included in cash used in operating activities in the Consolidated Statement of

Cash Flows. As of December 31, 2023, accounts payable and accrued expenses included $84 million of outstanding payment obligations which suppliers elected to sell to participating financial institutions.
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

The Mini Mill segment reflects the acquisition of Big River Steel after the purchase of the remaining equity interest on January 15, 2021, (see Note 5 for further details) and BR2 facility, which is under construction in Osceola, Arkansas. The Mini Mill segment includes the operating results of U. S. Steel’s two electric arc furnace steel plant in Osceola, Arkansas involved in the production of sheets and electrical products. These operations primarily serve North American customers in the service center, conversion, transportation (including automotive), construction, container and appliance and electrical markets.

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

The results of segment operations are as follows:

(In millions)	Customer Sales	Intersegment Sales	Net Sales	Earnings from investees	Earnings (loss) before interest and income taxes(a)	Depreciation, depletion & amortization	Capital expenditures
2023
Flat-Rolled	$10,744	$365	$11,109	$72	$418	$605	$536
Mini Mill (b)	2,223	455	2,678	—	215	168	1,899
USSE	3,525	25	3,550	—	4	94	109
Tubular	1,551	1	1,552	43	589	49	32
Total reportable segments	18,043	846	18,889	115	1,226	916	2,576
Other	10	—	10	—	(3)	—	—
Reconciling Items and Eliminations	—	(846)	(846)	—	(424)	—	—
Total	$18,053	$—	$18,053	$115	$799	$916	$2,576
2022
Flat-Rolled	$12,522	$350	$12,872	$220	$2,008	$499	$503
Mini Mill (b)	2,681	366	3,047	—	481	158	1,159
USSE	4,243	13	4,256	—	444	85	90
Tubular	1,611	5	1,616	23	544	48	17
Total reportable segments	21,057	734	21,791	243	3,477	790	1,769
Other	8	1	9	—	22	1	—
Reconciling Items and Eliminations	—	(735)	(735)	—	(339)	—	—
Total	$21,065	$—	$21,065	$243	$3,160	$791	$1,769
2021
Flat-Rolled	$12,180	$178	$12,358	$150	$2,685	$491	$422
Mini Mill (b)	3,008	508	3,516	—	1,206	151	331
USSE	4,262	4	4,266	—	975	98	57
Tubular	789	20	809	14	1	46	51
Total reportable segments	20,239	710	20,949	164	4,867	786	861
Other	36	65	101	6	(11)	5	2
Reconciling Items and Eliminations	—	(775)	(775)	—	90	—	—
Total	$20,275	$—	$20,275	$170	$4,946	$791	$863
(a) Earnings (loss) before interest and income taxes has been updated for 2022 and 2021 for Flat-Rolled and Reconciling Items and Eliminations. This is the result of a retroactive adjustment for the reclassification of stock-based compensation expense as an item not allocated to segment results. See the schedule of reconciling items to consolidated earnings before interest and income taxes below for further details.

(b) Includes capital expenditures related to BR2 of $1.5 billion, $0.8 billion, and $0.1 billion in 2023, 2022, and 2021, respectively.

A summary of total assets by segment is as follows:

	December 31,
(In millions)	2023	2022
Flat-Rolled	$7,546	$7,936
Mini Mill (a)	7,569	5,787
USSE (b)	2,229	2,175
Tubular	1,002	1,140
Total reportable segments	$18,346	$17,038
Other	$140	$141
Corporate, reconciling items, and eliminations (b) (c)	1,965	2,279
Total assets	$20,451	$19,458
(a)Includes assets related to BR2 of $3.0 billion and $1.4 billion in 2023 and 2022, respectively.
(b)In the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the amounts disclosed for total assets for USSE and Corporate were inadvertently misstated for an intersegment balance. Management determined the disclosure misstatement was not material to the 2022 financial statements. The revised amounts have been included in the table above.
(c)The majority of Corporate, reconciling items, and eliminations total assets is comprised of cash and the elimination of intersegment amounts.

The detail of reconciling items to consolidated earnings before interest and income taxes is as follows:

(In millions)	2023	2022	2021
Items not allocated to segments:
Restructuring and other charges (Note 25)	$(36)	$(48)	$(128)
Stock-based compensation expense (Note 15)	(51)	(57)	(55)
Asset impairment charges	(127)	(163)	(273)
Environmental remediation charges	(11)	(13)	(43)
Strategic alternatives review process costs	(79)	—	—
Granite City idling costs	(121)	—	—
United Steelworkers labor agreement signing bonus and related costs	—	(64)	—
Gains on assets sold & previously held investments	—	6	118
Gain on sale of Transtar (Note 5)	—	—	506
Other charges, net	1	—	(35)
Total reconciling items	$(424)	$(339)	$90

Geographic Area:
The information below summarizes external sales, property, plant and equipment and equity method investments based on the location of the operating segment to which they relate.

(In millions)	Year	External Sales	Assets
North America	2023	$14,528	$10,223	(a)
	2022	16,822	8,459	(a)
	2021	16,013	7,034	(a)
Europe	2023	3,525	910
	2022	4,243	843
	2021	4,262	880
Total	2023	18,053	11,133
	2022	21,065	9,302
	2021	20,275	7,914
(a)Assets with a book value of $10,223 million, $8,459 million, and $7,034 million were located in the United States at December 31, 2023, 2022, and 2021, respectively.

5. Dispositions and Acquisitions

USS-UPI, LLC Disposition
In the fourth quarter of 2023 the Company indefinitely idled its subsidiary in Pittsburg, California, USS-UPI, LLC (“UPI”) which primarily produces galvanized sheet and tin mill products. The Company made payments of approximately $13 million of exit costs and employee benefits during the fourth quarter 2023. As of December 31, 2023, the Company had remaining accrued liabilities that totaled $108 million for severance, exit costs and employee benefits.

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

Year Ended December 31,
(in millions)	2021
Net sales	$20,347
Net earnings (loss)	$4,103

6. Revenue

Revenue is generated primarily from contracts to produce, ship and deliver steel products, and to a lesser extent, raw materials sales such as iron ore pellets and coke by-products and real estate sales. Generally, U. S. Steel’s performance obligations are satisfied and revenue is recognized when title transfers to our customer for product shipped or services are provided. Revenues are recorded net of any sales incentives. Shipping and other transportation costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control to the related good being shipped is transferred to the customer. Costs related to obtaining sales contracts are incidental and are expensed when incurred. Because customers are invoiced at the time title transfers and U. S. Steel’s right to consideration is unconditional at that time, U. S. Steel does not maintain contract asset balances. Additionally, U. S. Steel does not maintain contract liability balances, as performance obligations are satisfied prior to customer payment for product. U. S. Steel offers industry standard payment terms.

The following tables disaggregates our revenue by product for each of our reportable business segments for the years ended December 31, 2023, 2022, and 2021, respectively (Net Sales by Product, in millions, excluding intersegment sales):

Year Ended December 31, 2023	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$242	$—	$168	$—	$—	$410
Hot-rolled sheets	1,926	1,215	1,637	—	—	4,778
Cold-rolled sheets	3,568	365	269	—	—	4,202
Coated sheets	3,484	639	1,278	—	—	5,401
Tubular products	—	—	52	1,528	—	1,580
All other (a)	1,524	4	121	23	10	1,682
Total	$10,744	$2,223	$3,525	$1,551	$10	$18,053
(a) Consists primarily of sales of raw materials and coke making by-products

Year Ended December 31, 2022	Flat-Rolled	Mini Mill (b)	USSE	Tubular	Other	Total
Semi-finished	$193	$—	$103	$—	$—	$296
Hot-rolled sheets	2,338	1,570	1,919	—	—	5,827
Cold-rolled sheets	3,898	356	385	—	—	4,639
Coated sheets	4,461	745	1,622	—	—	6,828
Tubular products	—	—	68	1,594	—	1,662
All other (a)	1,632	10	146	17	8	1,813
Total	$12,522	$2,681	$4,243	$1,611	$8	$21,065
(a) Consists primarily of sales of raw materials and coke making by-products.

Year Ended December 31, 2021	Flat-Rolled	Mini Mill (b)	USSE	Tubular	Other	Total
Semi-finished	$12	$—	$126	$—	$—	$138
Hot-rolled sheets	2,592	1,744	2,149	—	—	6,485
Cold-rolled sheets	3,785	526	448	—	—	4,759
Coated sheets	4,408	732	1,376	—	—	6,516
Tubular products	—	—	58	781	—	839
All other (a)	1,383	6	105	8	36	1,538
Total	$12,180	$3,008	$4,262	$789	$36	$20,275
(a) Consists primarily of sales of raw materials and coke making by-products.
(b) Mini Mill segment added after January 15, 2021 with the purchase of the remaining equity interest in Big River Steel.
7. Net Interest and Other Financial Costs

(In millions)	2023	2022	2021
Interest income:
Interest income	$(141)	$(44)	$(4)
Interest expense and other financial costs:
Interest incurred	234	218	342
Less interest capitalized	162	59	29
Total interest expense	72	159	313
Loss on debt extinguishment (a)	—	—	292
Net periodic benefit income	(154)	(246)	(45)
Net gain from investments related to active employee benefits	(43)	—	—
Foreign currency net (gain) loss (b)	(5)	11	17
Financial costs on:
Amended Credit Agreement	5	5	6
USSK Credit Facility	4	3	4
Other	5	4	5
Amortization of discounts and deferred financing costs	9	9	14
Total other financial costs (benefits)	18	32	46
Net interest and other financial (benefits) costs	$(248)	$(99)	$602
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
Diluted earnings per common share assumes the exercise of stock options, the vesting of restricted stock units and performance awards, provided in each case the effect is dilutive. In 2023 and 2022, the "if-converted" method is used to calculate the dilutive effect of the Senior Convertible Notes due in 2026 as a result of ASU 2020-06. In 2021, the "treasury stock" method was used to calculate the dilutive effect of the Senior Convertible Notes due in 2026 (due to our intent and policy, among other factors, to settle the principal amount of the 2026 Senior Convertible Notes in cash upon conversion).

The computations for basic and diluted earnings per common share from continuing operations are as follows:

(Dollars in millions, except per share amounts)	2023	2022	2021
Net earnings attributable to United States Steel Corporation stockholders
Basic	$895	$2,524	$4,174
Interest expense on Senior Convertible Notes, net of tax	13	13	—
Diluted	$908	$2,537	$4,174
Weighted-average shares outstanding (in thousands):
Basic	224,761	246,986	264,667
Effect of Senior Convertible notes	26,194	26,194	11,126
Effect of stock options, restricted stock units and performance awards	4,405	3,783	4,651
Diluted	255,360	276,963	280,444
Net earnings per share attributable to United States Steel Corporation stockholders:
Basic	$3.98	$10.22	$15.77
Diluted	$3.56	$9.16	$14.88

The following table summarizes the securities that were antidilutive, and therefore, were not included in the computation of diluted earnings per common share:

(In thousands)	2023	2022	2021
Securities granted under the 2016 Omnibus Incentive Compensation Plan, as amended and restated	475	960	1,185

Dividends Paid per Share
Quarterly dividends on common stock were five cents per share for each quarter in 2023 and 2022. Quarterly dividends on common stock were one cent per share in the first, second and third quarters of 2021 and five cents per share in the fourth quarter of 2021.

9. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within U. S. Steel's Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows:

	December 31,
(In millions)	2023	2022	2021
Cash and cash equivalents	$2,948	$3,504	$2,522
Restricted cash in other current assets	8	4	2
Long-term restricted cash	32	31	76
Total cash, cash equivalents and restricted cash	$2,988	$3,539	$2,600

Amounts included in restricted cash represent cash balances which are legally or contractually restricted, primarily for insurance purposes, environmental liabilities and other capital projects.

10. Inventories

(In millions)	December 31, 2023	December 31, 2022
Raw materials	$773	$1,098
Semi-finished products	877	811
Finished products	428	398
Supplies and sundry items	50	52
Total	$2,128	$2,359

Current acquisition costs for LIFO inventories were estimated to exceed the above inventory values by $1.2 billion at both December 31, 2023 and December 31, 2022. As a result of the liquidation of LIFO inventories, cost of sales decreased and earnings before interest and income taxes increased by $43 million, $44 million, and $11 million in 2023, 2022, and 2021, respectively.

11. Income Taxes

Components of earnings before income taxes:

(In millions)	2023	2022	2021
United States	$1,041	$2,847	$3,400
Foreign	6	412	944
Earnings before income taxes	$1,047	$3,259	$4,344

At the end of 2023, 2022, and 2021, U. S. Steel does not have any undistributed foreign earnings and profits for which U.S. deferred taxes have not been provided.

Income tax provision (benefit):

	2023			2022			2021
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$56	$116	$172	$101	$451	$552	$(7)	$8	$1
State and local	(3)	(14)	(17)	54	43	97	50	(71)	(21)
Foreign	2	(5)	(3)	79	7	86	179	11	190
Total	$55	$97	$152	$234	$501	$735	$222	$(52)	$170

A reconciliation of the federal statutory tax rate of 21 percent to total provision follows:

(In millions)	2023	2022	2021
Statutory rate applied to earnings before income taxes	$220	$684	$912
Valuation allowance	(14)	(38)	(633)
Excess percentage depletion	(18)	(48)	(66)
Capital loss generated	—	—	(139)
State and local income taxes after federal income tax effects	(1)	97	83
Effects of foreign operations	(3)	85	191
U.S. impact of foreign operations	(19)	6	4
Impact of tax credits	(7)	(83)	(173)
Adjustment of prior years' federal income taxes	(32)	40	(5)
Nondeductible executive compensation	16	6	3
Other	10	(14)	(7)
Total provision	$152	$735	$170

Included in the 2023 provision is a benefit of $43 million related to the 2022 federal and state income tax returns, as well as an additional benefit of $12 million related to the adjustment of prior years’ federal income taxes. Also included in the 2023 provision is a benefit of $23 million related to the recognition of a deferred tax asset on unrecognized currency losses in branch operations pursuant to proposed regulations under Internal Revenue Code Section 987.

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

On August 16, 2022, H.R. 5376 (commonly called the Inflation Reduction Act of 2022) was signed into law, which, among other things, implemented a corporate alternative minimum tax (CAMT) of 15 percent on net book income of certain large corporations adjusted for certain items prescribed by the legislation. The tax provision in 2023 reflects the impact of CAMT, which is not material to the Consolidated Financial Statements.

Included in the 2021 provision is a benefit of $715 million related to the reversal of a portion of the valuation allowance recorded against the Company’s net domestic deferred tax asset, partially offset by the addition of a valuation allowance of $82 million, the majority of which relates to an unused capital loss carryforward.

Deferred taxes
Deferred tax assets and liabilities resulted from the following:

	December 31,
(In millions)	2023	2022
Deferred tax assets:
Federal tax loss carryforwards (no expiration)	$1	$1
Federal tax loss carryforwards (expiring in 2037)	—	1
Federal capital loss carryforwards (expiring in 2026)	69	69
State tax credit carryforwards (expiring in 2024 through 2032)	14	10
State tax loss carryforwards (expiring in 2025 through 2043)	80	77
State capital loss carryforwards (expiring in 2026 through 2036)	23	28
Foreign tax loss and credit carryforwards (expiring in 2027 through 2028)	8	67
Contingencies and accrued liabilities	—	64
Operating lease liabilities	28	37
Capitalized research and development	69	35
Receivables, payables and debt	140	13
Inventory	57	14
Other temporary differences	41	53
Valuation allowance	(101)	(119)
Total deferred tax assets	$429	$350
Deferred tax liabilities:
Property, plant and equipment	$642	$589
Operating right-of-use assets	26	35
Investments in subsidiaries and equity investees	184	141
Employee benefits	72	31
Contingencies and accrued liabilities	73	—
Total deferred tax liabilities	$997	$796
Net deferred tax liability	$(568)	$(446)

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

At December 31, 2023, the net domestic deferred tax liability was $566 million, net of an established valuation allowance of $98 million. At December 31, 2022, the net domestic deferred tax liability was $437 million, net of an established valuation allowance of $116 million.

At December 31, 2023, the net foreign deferred tax liability was $2 million, net of an established valuation allowance of $3 million. At December 31, 2022, the net foreign deferred tax liability was $9 million, net of an established valuation allowance of $3 million. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro.

U. S. Steel will continue to monitor the realizability of its deferred tax assets on a quarterly basis. In the future, if we determine that realization is more likely than not for a deferred tax asset with a valuation allowance, the related valuation allowance will be reduced, and we will record a non-cash benefit to earnings.

Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in ASC Topic 740 on income taxes. The total amount of unrecognized tax benefits was $4 million, $2 million, and $3 million as of December 31, 2023, 2022, and 2021, respectively.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $4 million and $2 million as of December 31, 2023, and 2022, respectively.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Consolidated Statements of Operations. Any penalties are recognized as part of selling, general and administrative expenses. U. S. Steel had accrued liabilities of $2 million for interest and penalties related to uncertain tax positions as of both December 31, 2023, and 2022.

A tabular reconciliation of unrecognized tax benefits follows:

(In millions)	2023	2022	2021
Unrecognized tax benefits, beginning of year	$2	$3	$16
Decreases – tax positions taken in prior years	—	—	(13)
Increases – current tax positions	2	—	—
Lapse of statute of limitations	—	(1)	—
Unrecognized tax benefits, end of year	$4	$2	$3

Tax years subject to examination
Below is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2019 and forward
U.S. States – 2019 and forward
Slovakia – 2012 and forward

Status of Internal Revenue Service (IRS) examinations
The IRS completed its audit of the Company’s 2017-2018 federal consolidated tax returns in 2023.

12. Investments, Long-Term Receivables and Equity Investee Transactions

	December 31,
(In millions)	2023	2022
Equity method investments	$740	$810
Receivables due after one year, less allowance of $3 and $4	19	22
Other	2	8
Total	$761	$840

Summarized financial information of all investees accounted for by the equity method of accounting is as follows (amounts represent 100% of investee financial information):

(In millions)	2023	2022	2021
Income data – year ended December 31:
Net Sales	$3,335	$3,222	$2,229
Operating income	342	492	376
Net earnings	319	462	346
Balance sheet date – December 31:
Current Assets	$876	$1,085	$744
Noncurrent Assets	844	974	1,084
Current liabilities	255	314	293
Noncurrent Liabilities	398	513	529

U. S. Steel's portion of the income (loss) from investees reflected on the Consolidated Statements of Operations was $115 million, $243 million, and $170 million for the years ended December 31, 2023, 2022, and 2021, respectively.

All of our significant investees are located in the U.S. Investees accounted for using the equity method include:

Investee	December 31, 2023 Interest
Chrome Deposit Corporation	50%
Double G Coatings Company, Inc.	50%
Hibbing Development Company	24.1%
Hibbing Taconite Company(a)	14.7%
Patriot Premium Threading Services, LLC	50%
PRO-TEC Coating Company, LLC	50%
Strategic Investment Fund Partners II(b)	5.2%
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

In 2022, the Company recognized pre-tax gains on equity investee transactions of approximately $6 million from Worthington Specialty Processing pertaining to the sale of the former joint venture's facilities and subsequent distribution to the investors. The joint venture was dissolved in 2023 resulting in an immaterial distribution to the Company.

Dividends or partnership distributions received from equity investees were $114 million, $28 million and $2 million in 2023, 2022 and 2021 respectively.

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

13. Property, Plant and Equipment

		December 31,
(In millions)	Useful Lives	2023	2022
Land and depletable property	—	$216	$210
Buildings	35-40 years	1,854	1,530
Machinery and equipment
Steel producing	2-30 years	16,806	15,900
Other	5-30 years	97	95
Information technology	5-15 years	829	805
Assets under finance lease	5-15 years	302	212
Construction in process	—	3,871	2,470
Total		23,975	21,222
Less accumulated depreciation and depletion		13,582	12,730
Net		$10,393	$8,492

Amounts in accumulated depreciation and depletion for assets acquired under finance leases were $126 million and $86 million at December 31, 2023, and 2022, respectively.

14. Goodwill and Intangible Assets

Intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of December 31, 2023			As of December 31, 2022
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22 Years	$413	$56	$357	$413	$37	$376
Patents	5-15 Years	17	13	4	17	12	5
Energy Contract	2 Years	54	54	—	54	32	22
Total amortizable intangible assets		$484	$123	$361	$484	$81	$403
Amortization expense was $42 million for both years ending December 31, 2023, and 2022. We expect approximately $98 million in total amortization expense from 2024 through 2028 and approximately $263 million in remaining amortization expense thereafter.
The carrying amount of acquired water rights with indefinite lives as of December 31, 2023, and December 31, 2022, totaled $75 million.
Below is a summary of goodwill by segment for the twelve months ended December 31, 2023:

(In millions)	Flat-Rolled	Mini Mill	USSE	Tubular	Total
Balance at December 31, 2022	$—	$916	$4	$—	$920
Additions	—	—	—	—	—
Balance at December 31, 2023	$—	$916	$4	$—	$920

15. Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee), or its designee, under the 2005 Stock Incentive Plan (the 2005 Plan) and the 2016 Omnibus Incentive Compensation Plan, as amended and restated (the Omnibus Plan) (collectively the Plans). On April 26, 2016, the Company's stockholders approved the Omnibus Plan and authorized the Company to issue up to 7,200,000 shares of U. S. Steel common stock under the Omnibus Plan. The Company's stockholders authorized the issuance of an additional 6,300,000 shares under the Omnibus Plan on April 25, 2017, an additional 4,700,000 shares under the Omnibus Plan on April 28, 2020, and an additional 14,500,000 shares under the Omnibus Plan on April 27, 2021. While awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of December 31, 2023, there were 4,695,672 shares available for future grants under the Omnibus Plan.

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

The following table summarizes the total stock-based compensation awards granted during the years 2023, 2022, and 2021:

	Stock Options	Restricted Stock Units	TSR Performance Awards	ROCE Performance Awards	Performance-Based Restricted Stock Units
2023	—	2,126,020	185,120	357,020	—
2022	—	1,249,830	236,520	408,870	83,951
2021	171,000	1,891,481	306,930	485,900	676,954

Stock-based compensation expense
The following table summarizes the total compensation expense recognized for stock-based compensation awards:

(In millions, except per share amounts)	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Stock-based compensation expense recognized:
Cost of sales	$16	$15	$14
Selling, general and administrative expenses	35	42	41
Total	51	57	55
Related deferred income tax benefit (a)	12	14	14
Decrease in net income	39	43	41
Decrease in basic earnings per share	0.17	0.18	0.16
Decrease in diluted earnings per share	0.15	0.16	0.15

As of December 31, 2023, total future compensation cost related to nonvested stock-based compensation arrangements was $58 million and the average period over which this cost is expected to be recognized is approximately 25 months.

Stock options
Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. Awards generally vest ratably over a three-year service period and have a term of ten years. Stock options are generally issued at the average market price of the underlying stock on the date of the grant. Upon exercise of stock options, shares of U. S. Steel stock are issued from treasury stock or from authorized, but unissued common stock. There were 171,000 performance-based stock options granted in 2021. There were no stock options granted in 2023 and 2022.

The 171,000 performance-based stock options granted in December 2021 do not become vested and exercisable until the Company's 20-trading day average closing stock price meets or exceeds the following stock price hurdles during the seven-year period beginning on the grant date, as follows:

20-trading day Average Closing Stock Price Achievement During 7-Year Period Beginning on Grant Date (a)	Percentage of Performance-Based Stock Options Exercisable
$35.00	33.33%
$45.00	33.33%
$55.00	33.34%
(a) The $35.00 tranche vested in April 2022 and the $45.00 tranche vested in January 2024.

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2023:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2023	1,210,215	$26.88
Granted	—	$—
Exercised	(397,854)	$24.63
Forfeited or expired	(52,123)	$25.39
Outstanding at December 31, 2023	760,238	$27.98	2.70	$16
Exercisable at December 31, 2023	646,238	$28.77	2.29	$13
Exercisable and expected to vest at December 31, 2023	760,238	$27.98	2.70	$16

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (difference between our closing stock price on the last trading day of 2023 and the exercise price, multiplied by the number of in-the-money options). Intrinsic value changes are a function of the fair market value of our stock.

The total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the option) was $4 million, $5 million, and $3 million during the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively. The total amount of cash received by U. S. Steel from the exercise of options was $10 million and $8 million during the years ended December 31, 2023, and December 31, 2022, respectively. The related net tax benefit realized from the exercise of these options was immaterial in 2023 and 2022.

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

Performance awards based on the return on capital employed (ROCE) metric were granted in equity in 2023, 2022, and 2021. ROCE awards granted will be measured based on the Company’s consolidated worldwide earnings (loss) before interest and income taxes, as adjusted, divided by consolidated worldwide capital employed, as adjusted, over a three year period.

For the 2021 ROCE-based equity awards, ROCE is calculated over the three-year period based on the ROCE achieved in the first, second and third years of the performance period, weighted at 20 percent, 30 percent and 50 percent, respectively. For the 2023 and 2022 ROCE-based equity awards, ROCE is calculated based on the ROCE achieved in the first, second and third years of the performance period, weighted at 20 percent for each year in the three-year performance period and 40 percent for the full three-year period. The ROCE awards will pay out 50 percent at the threshold level, 100 percent at the target level and 200 percent at the maximum level. Payment for performance in between the threshold percentages will be interpolated.

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

The following table shows a summary of the performance awards outstanding as of December 31, 2023, and their fair market value on the respective grant date:

Performance Period	Fair Value (in millions)	Minimum Shares	Target Shares	Maximum Shares
2023 - 2025	$17	—	537,091	1,074,182
2022 - 2024	$16	—	635,042	1,270,084
2021 - 2023	$26	—	1,206,891	2,413,782

The following table shows a summary of the status and activity of nonvested stock awards for the year ended December 31, 2023:

	Restricted Stock Units	TSR Performance Awards (a)	ROCE Performance Awards (a)	Performance-Based Restricted Stock Units (a)	Total	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2023	3,325,747	1,184,455	876,603	697,485	6,084,290	$19.02
Granted	2,126,020	185,120	357,020	—	2,668,160	31.68
Vested	(1,919,009)	(555,623)	(530,838)	—	(3,005,470)	14.89
Performance adjustment factor (b)	—	(85,382)	265,419	—	180,037	22.56
Forfeited or expired	(100,420)	—	(15,235)	—	(115,655)	25.49
Nonvested at December 31, 2023	3,432,338	728,570	952,969	697,485	5,811,362	$26.95
(a)The number of shares shown for the performance awards is based on the target number of share awards.
(b)Consists of adjustments to vested performance awards to reflect actual performance.

The following table presents information on RSUs and performance awards granted:

	2023	2022	2021
Number of awards granted	2,668,160	1,979,171	3,361,265
Weighted-average grant-date fair value per share	$31.68	$24.52	$20.24

During the years ended December 31, 2023, 2022, and 2021, the total fair value of shares vested was $45 million, $45 million, and $29 million, respectively.

16. Derivative Instruments
U. S. Steel is exposed to foreign currency exchange rate risks in our European operations. USSE’s revenues are primarily in euros and costs are primarily in euros and U.S. dollars. U. S. Steel uses foreign exchange forward sales contracts (foreign exchange forwards) with maturities up to 12 months to manage our currency requirements and exposure to foreign currency exchange rate fluctuations. Derivative instruments are required to be recognized at fair value in the Consolidated Balance Sheet. The USSE and Flat-Rolled segments use hedge accounting for their foreign exchange forwards. The Mini Mill segment has foreign exchange forwards for which hedge accounting has not been elected; therefore, the changes in the fair value of their foreign exchange forwards are recognized immediately in the Consolidated Statements of Operations (mark-to-market accounting).
U. S. Steel also uses financial swaps to protect from the commodity price risk associated with purchases of natural gas, zinc, tin, electricity, and iron ore pellets (commodity purchase swaps). We elected cash flow hedge accounting for commodity purchase swaps for natural gas, zinc, tin, iron ore pellets, and electricity. The commodity purchase swaps where hedge accounting was elected have maturities up to 12 months.
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
The table below shows the outstanding swap quantities used to hedge forecasted purchases and sales as of December 31, 2023, and December 31, 2022:

Hedge Contracts	Classification	December 31, 2023	December 31, 2022
Natural gas (in mmbtus)	Commodity purchase swaps	20,625,000	45,174,000
Tin (in metric tons)	Commodity purchase swaps	5	738
Zinc (in metric tons)	Commodity purchase swaps	26,148	5,222
Electricity (in megawatt hours)	Commodity purchase swaps	183,288	460,320
Iron ore pellets (in metric tons)	Commodity purchase swaps	—	280,000
Iron ore pellets (in metric tons)	Zero cost collars	—	108,000
Iron ore pellets (in metric tons)	Sales swaps	120,834	1,087,500
Hot-rolled coils (in tons)	Sales swaps	261,000	11,000
Foreign currency (in millions of euros)	Foreign exchange forwards	€452	€266
Foreign currency (in millions of dollars)	Foreign exchange forwards	$37	$90
Foreign currency (in millions of CAD)	Foreign exchange forwards	$0	$1
The following summarizes the fair value amounts included in our Consolidated Balance Sheets as of December 31, 2023, and December 31, 2022:

Balance Sheet Location (in millions)	December 31, 2023	December 31, 2022
Designated as Hedging Instruments
Accounts receivable	$4	$20
Accounts payable	81	68
Investments and long-term receivables	—	—
Other long-term liabilities	2	15
Not Designated as Hedging Instruments
Accounts receivable	—	13
Investments and long-term receivables	—	1
The table below summarizes the effect of hedge accounting on AOCI and amounts reclassified from AOCI into earnings for 2023, 2022, and 2021:

	(Loss) Gain on Derivatives in AOCI				Amount of (Loss) Gain Recognized in Income
(In millions)	2023	2022	2021	Location of Reclassification from AOCI (a)	2023	2022	2021
Sales swaps	$(41)	$14	$7	Net sales	$(15)	$(18)	$(170)
Commodity purchase swaps	34	(35)	(11)	Cost of sales (b)	(105)	103	57
Foreign exchange forwards	(5)	(16)	33	Cost of sales	(1)	44	(3)
(a) The earnings impact of our hedging instruments substantially offsets the earnings impact of the related hedged items resulting in immaterial ineffectiveness.
(b) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.

The table below summarizes the impact of derivative activity where hedge accounting has not been elected on our Consolidated Statements of Operations for 2023, 2022, and 2021:

		Amount of (Loss) Gain Recognized in Income
(In millions)	Consolidated Statement of Operations Location	2023	2022	2021
Commodity purchase swaps	Cost of sales	$(13)	$18	$19
Foreign exchange forwards	Other financial costs	1	(7)	2

At current contract values, $28 million in AOCI as of December 31, 2023, will be recognized as an increase in cost of sales over the next year, and $49 million in AOCI as of December 31, 2023, will be recognized as a decrease in net sales over the next year.

17. Debt

				December 31,
(In millions)	Issuer/Borrower	Interest Rates %	Maturity	2023	2022
2037 Senior Notes	U. S. Steel	6.650	2037	$274	$274
2026 Senior Convertible Notes	U. S. Steel	5.000	2026	350	350
2029 Senior Notes	U. S. Steel	6.875	2029	475	475
2029 Senior Secured Notes	Big River Steel	6.625	2029	720	720
Environmental Revenue Bonds	U. S. Steel	4.125 - 6.750	2024 - 2053	1,164	924
Environmental Revenue Bonds	Big River Steel	4.500 - 4.750	2049	752	752
Finance leases and all other obligations	U. S. Steel	Various	2023-2029	157	100
Finance leases and all other obligations	Big River Steel	Various	2023-2027	167	176
ECA Credit Agreement	U. S. Steel	Variable	2031	97	136
Credit Facility Agreement	U. S. Steel	Variable	2027	—	—
Big River Steel ABL Facility	Big River Steel	Variable	2026	—	—
USSK Credit Agreement	U. S. Steel Kosice	Variable	2026	—	—
USSK Credit Facility	U. S. Steel Kosice	Variable	2024	—	—
Total debt				4,156	3,907
Less unamortized discount, premium and debt issuance costs				(66)	(70)
Less short-term debt, long-term debt due within one year, and short-term issuance costs				142	63
Long-term debt				$4,080	$3,914

Arkansas Development Finance Authority Environmental Improvement Revenue Bonds, Series 2023 (United States Steel Corporation Project) (Green Bonds)

On May 18, 2023, U. S. Steel closed on an offering consisting of an aggregate principal amount of $240 million unsecured Arkansas Development Finance Authority environmental improvement revenue bonds, which carry a green bond designation. The bonds, issued through Arkansas Development Finance Authority, have a coupon rate of 5.700% and a final maturity of 2053 (2053 ADFA Green Bonds). U. S. Steel received net proceeds of approximately $238 million after fees of approximately $2 million related to the underwriting and third-party expenses, and will pay semiannual interest. The net proceeds from the issuance of the 2053 ADFA Green Bonds were used to partially fund work related to BR2, currently under construction near Osceola, Arkansas.

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

Arkansas Development Finance Authority Environmental Improvement Revenue Bonds, Series 2022 (United States Steel Corporation Project) (Green Bonds)

On September 6, 2022, U. S. Steel closed on an offering consisting of an aggregate principal amount of $290 million unsecured Arkansas Development Finance Authority environmental improvement revenue bonds, which carry a green bond designation. The bonds, issued through Arkansas Development Finance Authority, have a coupon rate of 5.450% and a final maturity of 2052 (2052 ADFA Green Bonds). U. S. Steel received net proceeds of approximately $287 million after fees of approximately $3 million related to the underwriting and third-party expenses, and will pay semiannual interest. The net proceeds from the issuance of the 2052 ADFA Green Bonds were used to partially fund work related to BR2, currently under construction near Osceola, Arkansas.

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

Big River Steel LLC must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent twelve consecutive months when availability under the Big River Steel ABL Facility is less than the greater of ten percent of the borrowing base availability and $13 million. Based on the most recent four quarters as of December 31, 2023, Big River Steel would have met the fixed charge coverage ratio test. The facility includes affirmative and negative covenants and events of default that are customary for facilities of this type.

There were no loans outstanding under the Big River Steel ABL Facility at December 31, 2023. Availability under the Big River Steel ABL Facility, pursuant to the available borrowing base was $299 million at December 31, 2023.

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

The Credit Facility Agreement provides for borrowings for working capital and general corporate purchases in an amount equal to the lesser of (a) $1,750 million or (b) a borrowing base calculated based on specified percentages of eligible accounts receivable and inventory, subject to certain adjustments and reserves. As of December 31, 2023, there were approximately $4 million of letters of credit issued and no loans drawn under the Credit Facility Agreement. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of ten percent of the maximum facility availability and $140 million. Based on the most recent four quarters as of December 31, 2023, the Company would have met the fixed charge coverage ratio test.

USSK Credit Facilities
On September 28, 2023, the Company elected to reduce the size of the USSK Credit Agreement from €300 million to €150 million (approximately $166 million). The reduced credit facility size supports USSK’s liquidity needs and is consistent with efforts to optimize costs and the global liquidity position. The USSK Credit Agreement matures in 2026 and contains sustainability targets related to greenhouse gas emissions intensity reduction, safety performance and facility certification by ResponsibleSteel™.

Under the USSK Credit Agreement, USSK is required to maintain a net debt to EBITDA ratio of less than 3.50:1.00 (the “EBITDA Ratio Covenant”), as measured on a rolling twelve month basis on June 30th and December 31st of each year. As of December 31, 2023, USSK met the EBITDA Ratio Covenant, and the USSK Credit Agreement was undrawn and fully available.

During the first quarter of 2023, USSK increased the size of its €20 million credit facility to €30 million (approximately $33 million) (the USSK Credit Facility). At December 31, 2023, USSK had no borrowings under the USSK Credit Facility, and the availability was approximately $15 million due to approximately $18 million of customs and other guarantees outstanding.

Debt Maturities – Aggregate maturities of debt are as follows (in millions):

2024	2025	2026	2027	2028	Later Years	Total
$145	$73	$530	$110	$28	$3,270	$4,156

18. Pensions and Other Benefits

U. S. Steel has defined contribution plans or multiemployer retirement benefits for approximately 85 percent of its employees in the United States and non-contributory defined benefit pension plans covering the remaining employees. Benefits under the defined benefit pension plans are based upon years of service and final average pensionable earnings, with a minimum benefit based upon years of service. In addition, pension benefits for most non-represented employees under these plans are based upon a percent of total career pensionable earnings. Effective December 31, 2015, non-represented participants in the defined benefit plan no longer accrue additional benefits under the plan. For those non-represented employees without defined benefit coverage (the defined benefit pension plan was closed to new participants in 2003) and those for which the defined benefit plan was frozen, the Company also provides in the defined contribution plans (401(k) plans) a retirement account benefit based on salary and attained age. Most non-represented employees also participate in the 401(k) plans whereby the Company matches a certain percentage of salary based on the amount contributed by the participant. As of December 31, 2023, more than 75 percent of U. S. Steel’s represented employees in the United States are covered by the SPT, a multiemployer pension plan, to which U. S. Steel contributes on the basis of a fixed dollar amount for each hour worked.

Certain hourly employees of U. S. Steel’s flat-rolled, tubular, cokemaking and iron ore operations in the United States are covered by collective bargaining agreements with the USW entered into effective September 1, 2022, (the 2022 Labor Agreements) that expire on September 1, 2026. The 2022 Labor Agreements include a signing bonus for each eligible USW-represented employee and annual 5% wage increases effective September 1, 2022, 2023, 2024, and 2025. Additionally, the 2022 Labor Agreements provide for increases to our pension and retirement benefits, including increases to our defined benefit pension plan, and to the contribution rate to the SPT from $3.50 to $4.00 per hour effective January 1, 2023. During the fourth quarter of 2022, U. S. Steel recorded a charge of approximately $67 million for the 2022 Labor Agreements signing bonus and related costs which was recognized primarily as a component of Cost of sales on the Consolidated Statements of Operations.

In addition, as part of the collective bargaining process, U. S. Steel and the USW agreed to leverage the overfunded OPEB plans to support the benefits provided to active represented employees. Beginning January 1, 2023, this agreement allows the Company to use a certain amount of surplus VEBA assets (the surplus amount) to pay for legally permissible benefits under Section 501(c)(9) of the Internal Revenue Code for active employees and retirees of the USW. The surplus amount will represent a one-time transfer of VEBA assets to a subaccount to be used for these employees and retirees, which will take place in the first quarter 2023. The surplus amount of $595 million was determined as of December 31, 2022, (after merger of the UPI VEBA) and is the balance of VEBA assets in excess of 135% of the retiree obligation. The Company is permitted to withdraw a target of $75 million annually, with a guaranteed annual minimum of $50 million, and which may be in excess of $75 million in certain circumstances, on a quarterly pro rata basis, from the subaccount to cover the cost of the permissible benefits for active USW employees and USW retirees. As a result of its designation for this purpose, the surplus amount is presented as $89 million in Other current assets and $481 million in Other noncurrent assets on the Consolidated Balance Sheet as of December 31, 2023. Pursuant to the agreement with the USW, the Company merged the United States Steel Corporation Plan for Active Employee Insurance Benefits with and into the United States Steel Corporation Plan for Retiree Insurance Benefits effective January 1, 2023. Upon the one-time transfer from the VEBA to the subaccount, the surplus assets will no longer be accounted for under ASC 715, Compensation-Retirement Benefits and is instead expected to be accounted for primarily under the provisions of ASC 825 Financial Instruments, which is likely to result in the portfolio being accounted for on a fair value basis, with gains and losses recognized in earnings, and reported as activity in Other financial costs (benefits) on the Company's Consolidated Statements of Operations.

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

On October 26, 2022, U. S. Steel entered into an agreement with Pacific Life Insurance Company (the Insurer) and State Street Global Advisors Trust Company, as independent fiduciary to the UPI Pension Plan, for the plan to purchase group annuity contracts and transfer approximately $115 million of its pension plan obligations to the Insurer. The purchase of the group annuity contracts was completed on November 1, 2022, and funded directly by the assets of the pension plan. The purchase resulted in the transfer of the administrative and benefit-paying responsibilities for approximately 850 U.S. retirees and beneficiaries to the Insurer. The Insurer began paying benefits for certain retirees and beneficiaries in the Plan on January 1, 2023. There was no change to the pension benefits for any retirees and beneficiaries as a result of the transaction. As a result of the transaction, the Corporation recognized a non-cash pension settlement credit of approximately $3 million. This amount was reclassified to earnings through Net interest and other financial costs from accumulated other comprehensive loss.

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

	Pension Benefits		Other Benefits
(In millions)	2023	2022	2023	2022
Change in benefit obligations
Benefit obligations at January 1	$4,186	$5,422	$1,236	$1,620
Service cost	33	45	6	9
Interest cost	220	157	67	49
Plan amendments	—	120	—	10
Actuarial losses (gains)	24	(1,011)	(77)	(332)
Exchange rate gain	(1)	(1)	—	—
Settlements, curtailments and termination benefits	12	(108)	—	2
Benefits paid	(403)	(438)	(113)	(122)
Benefit obligations at December 31	$4,071	$4,186	$1,119	$1,236
Change in plan assets
Fair value of plan at January 1	$4,170	$5,632	$1,151	$2,094
Actual return on plan assets	406	(904)	98	(258)
Plan Spin-Offs and Mergers	—	—	—	(595)
Asset reversion	—	—	(2)	—
Employer contributions	—	—	—	2
Settlements	—	(121)	—	—
Benefits paid from plan assets	(402)	(437)	(75)	(92)
Fair value of plan assets at December 31	$4,174	$4,170	$1,172	$1,151
Funded status of plans at December 31	103	(16)	53	(85)

For pension benefits, the largest contributor to the actuarial loss in 2023 was the decrease in the discount rate from 5.55% at December 31, 2022, to 5.49% at December 31, 2023. In 2022, the largest contributor of actuarial gain was the increase in the discount rate from 3.01% at December 31, 2021, to 5.55% at December 31, 2022.

For Other Benefits, the largest contributor to the actuarial gain in 2023 was attributable to reductions in future health care costs. In 2022, the largest contributor of actuarial gain was the increase in the discount rate from 3.11% at December 31, 2021, to 5.66% at December 31, 2022. There were also gains at December 31, 2022, attributable to reductions in future health care costs.

Amounts recognized in accumulated other comprehensive loss:

		2023
(In millions)	12/31/2022	Amortization	Activity	12/31/2023
Pensions
Prior Service Cost	$130	$(17)	$—	$113
Actuarial Losses	1,476	(13)	(54)	1,409
Other Benefits
Prior Service Credit	(41)	23	—	(18)
Actuarial Gains	(622)	72	(114)	(664)

As of December 31, 2023, and 2022, the following amounts were recognized in the Consolidated Balance Sheet:

	Pension Benefits		Other Benefits
(In millions)	2023	2022	2023	2022
Noncurrent assets	$131	$10	$57	$—
Current liabilities	(2)	(2)	(1)	(37)
Noncurrent liabilities	(26)	(24)	(3)	(48)
Accumulated other comprehensive loss (a)	1,522	1,606	(682)	(663)
Net amount recognized	$1,625	$1,590	$(629)	$(748)
(a)    Accumulated other comprehensive loss effects associated with accounting for pensions and other benefits in accordance with ASC Topic 715 at December 31, 2023, and December 31, 2022, respectively, are reflected net of tax of $602 million and $626 million respectively, on the Consolidated Statements of Stockholders’ Equity.

The Accumulated Benefit Obligation (ABO) for all defined benefit pension plans was $3,956 million and $4,103 million at December 31, 2023, and 2022, respectively.

	December 31,
(In millions)	2023	2022
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligations (ABO)	$(21)	$(19)
Aggregate projected benefit obligations (PBO)	(28)	(26)
Aggregate fair value of plan assets	—	—

The aggregate PBO in excess of plan assets reflected above is included in the payroll and benefits payable and employee benefits lines on the Consolidated Balance Sheet.

Following are the details of net periodic benefit costs (credits) related to Pension and Other Benefits:

	Pension Benefits			Other Benefits
(In millions)	2023	2022	2021	2023	2022	2021
Components of net periodic benefit cost (credits):
Service cost	$33	$45	$53	$6	$9	$11
Interest cost	220	157	163	67	49	50
Expected return on plan assets	(328)	(357)	(361)	(61)	(91)	(81)
Amortization - prior service costs (credits)	17	2	2	(23)	(24)	(29)
- actuarial losses (gains)	13	73	132	(72)	(53)	(23)
Net periodic benefit cost, excluding below	(45)	(80)	(11)	(83)	(110)	(72)
Multiemployer plans (a)	83	74	75	—	—	—
Settlement, termination and curtailment losses	13	12	135	—	2	19
Net periodic benefit cost (credits)	$51	$6	$199	$(83)	$(108)	$(53)
(a)    Primarily represents pension expense for the SPT covering USW employees hired from National Steel Corporation and new USW employees hired after May 21, 2003.

Net periodic benefit expense (credits) for pensions and Other Benefits is projected to be approximately $88 million and approximately $(102) million, respectively, in 2024. The pension cost projection includes approximately $84 million of contributions to the SPT.

Weighted average assumptions used to determine the benefit obligation at December 31 and net periodic benefit cost for the year ended December 31 are detailed below.

	Pension Benefits		Other Benefits
	2023	2022	2023	2022
	U.S. and Europe	U.S. and Europe	U.S.	U.S.
Actuarial assumptions used to determine benefit obligations at December 31:
Discount rate	5.49%	5.55%	5.58%	5.66%
Increase in compensation rate	3.15%	3.15%	N/A	N/A

	Pension Benefits			Other Benefits
	2023	2022	2021	2023	2022	2021
	U.S. and Europe	U.S. and Europe	U.S. and Europe	U.S.	U.S.	U.S.
Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31:
Discount rate	5.55%	3.01%	2.72%	5.66%	3.11%	2.80%
Expected annual return on plan assets	6.90%	6.82%	6.82%	4.50%	4.50%	4.25%
Increase in compensation rate	3.15%	2.60%	2.60%	N/A	N/A	N/A

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

	2023	2022
Assumed health care cost trend rates at December 31:	U.S.	U.S.
Health care cost trend rate assumed for next year	5.90%	6.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2038	2038

U. S. Steel reviews its actual historical rate experience and expectations of future health care cost trends to determine the escalation of per capita health care costs under U. S. Steel’s benefit plans. About 80 percent of our costs for the domestic USW participants’ retiree health benefits in the Company’s main domestic benefit plan are limited to a per capita dollar maximum calculation based on 2006 base year actual costs incurred under the main U. S. Steel benefit plan for USW participants (cost cap). The full effect of the cost cap is expected to be realized around 2031. After 2031, the Company’s costs for a majority of USW retirees and their dependents are expected to remain fixed and as a result, the cost impact of health care escalation for the Company is projected to be limited for this group.

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

An instrument’s level is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2023, and 2022.

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

The fair value of U. S. Steel's pension plan assets by asset category at December 31 was as follows (in millions):

	2023					2022
	Level 1	Level 2	Level 3	measured at NAV (a)	Total	Level 1	Level 2	Level 3	measured at NAV (a)	Total
Asset Category
Equity
U. S. companies	$332	$—	$—	$—	$332	$273	$—	$—	$—	$273
International companies	433	—	—	—	433	366	—	—	—	366
Derivative financial instruments	—	7	—	—	7	—	—	—	—	—
Total equity	765	7	—	—	772	639	—	—	—	639
Fixed Income
Corporate Bonds - U.S.	—	654	—	—	654	—	989	—	—	989
Corporate Bonds - Non-U.S.	—	129	—	—	129	—	206	—	—	206
U.S. government and agencies	—	197	—	—	197	—	244	—	—	244
Non-U.S. government	—	43	—	—	43	—	51	—	—	51
Mortgage and asset-backed securities	—	9	—	—	9	—	10	—	—	10
Derivative financial instruments	—	6	—	—	6	(7)	7	—	—	—
Total fixed income	—	1,038	—	—	1,038	(7)	1,507	—	—	1,500
Alternatives
Timberlands	—	—	—	21	21	—	—	—	19	19
Mineral Interests and other alternatives	—	—	—	239	239	—	—	54	125	179
Private equity	—	—		235	235	—	—		251	251
Real estate	—	—	—	245	245	—	—	35	193	228
Total alternatives	—	—	—	740	740	—	—	89	588	677
Commingled Funds	—	—	—	1,499	1,499	—	—	—	1,176	1,176
Short-Term Investments	106	5	—	—	111	116	39	—	—	155
Other (b)	14	—	—	—	14	23	—	—	—	23
Total assets at fair value	$885	$1,050	$—	$2,239	$4,174	$771	$1,546	$89	$1,764	$4,170
(a)In accordance with ASC Topic 820, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
(b)Includes cash, accrued income, and miscellaneous payables.

The following table sets forth a summary of changes in the fair value of U. S. Steel’s Pension plan Level 3 assets for the years ended December 31, 2023, and 2022:

	Level 3 assets only
(In millions)	2023	2022
Balance at beginning of period	$89	$54
Transfers in and/or out of Level 3	(89)	—
Actual return on plan assets:
Realized gain	—	1
Net unrealized gain	—	6
Purchases, sales, issuances and settlements:
Purchases	—	33
Sales	—	(5)
Balance at end of period	$—	$89

The fair value of U. S. Steel's Other Benefits plan assets by asset category at December 31 was as follows (in millions):

	2023					2022
	Level 1	Level 2	Level 3	measured at NAV (a)	Total	Level 1	Level 2	Level 3	measured at NAV (a)	Total
Asset Category
Equity
U. S. companies	$65	$—	$—	$—	$65	$50	$—	$—	$—	$50
International companies	31	—	—	—	31	19	—	—	—	19
Total equity	96	—	—	—	96	69	—	—	—	69
Fixed Income
Corporate Bonds - U.S.	—	476	—	—	476	—	479	—	—	479
Corporate Bonds - Non-U.S.	—	108	—	—	108	—	112	—	—	112
U.S. government and agencies	—	105	—	—	105	—	26	—	—	26
Non-U.S. government	—	14	—	—	14	—	5	—	—	5
Mortgage and asset-backed securities	—	11	—	—	11	—	4	—	—	4
Total fixed income	—	714	—	—	714	—	626	—	—	626
Alternatives
Timberlands	—	—	—	3	3	—	—	—	2	2
Other alternatives	—	—	—	41	41	—	—	47	29	76
Private equity	—	—	—	54	54	—	—	—	39	39
Real estate	—	—	—	30	30	—	—	—	17	17
Total alternatives	—	—	—	128	128	—	—	47	87	134
Commingled Funds	—	—	—	190	190	—	—	—	262	262
Short-Term Investments	13	1	—	—	14	33	9	—	—	42
Other (b)	30	—	—	—	30	18	—	—	—	18
Total assets at fair value (c)	$139	$715	$—	$318	$1,172	$120	$635	$47	$349	$1,151
(a)In accordance with ASC Topic 820, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
(b)Includes cash, accrued income, and miscellaneous payables.
(c)The classification within the fair value hierarchy and the composition of the asset categories for the VEBA assets surplus amount of $595 million was the same as the Other Benefits plan assets as of December 31, 2022.

The following table sets forth a summary of changes in the fair value of U. S. Steel’s Other Benefits plan Level 3 assets for the years ended December 31, 2023, and 2022:

	Level 3 assets only
(In millions)	2023	2022
Balance at beginning of period	$47	$39
Transfers in and/or out of Level 3	(47)	(25)
Actual return on plan assets:
Realized gain	—	—
Net unrealized loss	—	(2)
Purchases, sales, issuances and settlements:
Purchases	—	35
Sales	—	—
Balance at end of period	$—	$47

U. S. Steel’s investment strategy for its U.S. pension and Other Benefits plan assets provides for a diversified mix of high quality bonds, public equities and selected smaller investments in private equities, private credit, timber and mineral interests. For its U.S. pension, U. S. Steel has a target allocation for plan assets of 69 percent in corporate bonds, government bonds and mortgage, private credit, and asset-backed securities. The balance is invested in equity securities, timber, private equity and real estate partnerships. U. S. Steel believes that returns on equities over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds tend to offset some of the short-term volatility of stocks. Both equity and fixed-income investments are made across a broad range of industries and companies (both domestic and foreign) to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel will use a 6.90 percent assumed rate of return on assets for the development of net periodic cost for the main defined benefit pension plan in 2024. Actual returns since the inception of the plan have exceeded this 6.90 percent rate and while recent annual returns have been volatile, it is U. S. Steel’s expectation that rates will achieve this level in future periods.

For its Other Benefits plan, U. S. Steel is employing a liability driven investment strategy. The plan assets are allocated to match the plan cash flows with maturing investments. To achieve this strategy, U. S. Steel has a target allocation for plan assets of 80 percent in fixed income and private credit. The balance is primarily invested in equity securities, timber, private equity and real estate partnerships. U. S. Steel will use a 6.00 percent assumed rate of return on assets for the development of net periodic cost for its Other Benefit plans for 2024. The 2024 assumed rate of return was updated after a review of capital market forecasted returns based on target allocations. As a result, the expected asset return for 2024 was increased to 6.00 percent from the rate of return used for 2023 domestic net periodic benefit cost of 4.50 percent.

Steelworkers Pension Trust

For most bargaining unit employees participating in the SPT, U. S. Steel contributed to the SPT a fixed dollar amount for each hour worked of $3.50 through December 31, 2022. SPT contributions per hour of $4.00 was effective January 1, 2023. U. S. Steel’s contributions to the SPT represented greater than 30% of the total combined contributions of all employers participating in the plan for the years ended December 31, 2023, 2022, and 2021.

Participation in a multiemployer pension plan agreed to under the terms of a collective bargaining agreement differ from a traditional qualified single employer defined benefit pension plan. The SPT shares risks associated with the plan in the following respects:

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

On March 21, 2011, the Board of Trustees of the SPT elected funding relief which has the effect of decreasing the amount of required minimum contributions in near-term years, but will increase the minimum funding requirements during later plan years. As a result of the election of funding relief, the SPT’s zone funding under the Pension Protection Act may be impacted.

In addition to the funding relief election, the Board of Trustees also elected a special amortization rule, which allows the SPT to separately amortize investment losses incurred during the SPT’s December 31, 2008 plan year-end over a 29 year period, whereas they were previously required to be amortized over a 15 year period.

U. S. Steel’s participation in the SPT for the annual periods ended December 31, 2023, 2022, and 2021 is outlined in the table below.

	Employer Identification Number/ Pension Plan Number	Pension Protection Act Zone Status as of December 31 (a)		FIP/RP Status Pending/Implemented(b)	U.S. Steel Contributions (in millions)			Surcharge Imposed(c)		Expiration Date of Collective Bargaining Agreement
Pension Fund		2023	2022		2023	2022	2021	2023	2022
Steelworkers Pension Trust	23-6648508/499	Green	Green	No	$82	$74	$75	No	No	September 1, 2026
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

Employer Contributions – U. S. Steel did not make any voluntary or mandatory contributions to the U. S. Steel Retirement Plan Trust in 2023 or 2022. The U. S. Steel Retirement Plan Trust is the funding vehicle for the Company's main defined benefit pension plan.

For pension plans not funded by trusts, U. S. Steel made $3 million, $2 million, and $11 million of pension payments not funded by trusts in 2023, 2022, and 2021, respectively.

Cash payments totaling $40 million, $32 million, and $46 million were made for other post-employment benefit payments not funded by trusts in 2023, 2022, and 2021, respectively. In 2023, 2022, and 2021, U. S. Steel continued to use assets from our VEBA trust for represented retiree health care and life insurance benefits to pay USW post-employment benefit claims.

Estimated Future Benefit Payments – The following benefit payments, which reflect expected future service as appropriate, are expected to be paid from U. S. Steel’s defined benefit plans:

(In millions)	Pension Benefits	Other Benefits
2024	$431	$104
2025	377	100
2026	356	108
2027	351	110
2028	341	112
Years 2029 - 2031	1,571	483

Defined contribution plans
U. S. Steel also contributes to several defined contribution plans for its salaried employees. Effective January 1, 2016, all non-represented salaried employees in North America receive pension benefits in the form of a separate retirement account through a defined contribution plan with contribution percentages based upon age, for which company contributions totaled $21 million, $21 million, and $20 million in 2023, 2022, and 2021, respectively. U. S. Steel’s matching contributions to salaried employees’ defined contribution plans, which are 100 percent of the employees’ contributions up to six percent of their eligible salary, totaled $20 million, $19 million, and $18 million in 2023, 2022, and 2021, respectively. U. S. Steel also maintains non-qualified defined contribution plans to provide benefits which are otherwise limited by the Internal Revenue Code for qualified plans. U. S. Steel’s contributions under these defined contribution plans were $2 million in 2023, less than $1 million in 2022, and $1 million in 2021.

Most represented employees are eligible to participate in a defined contribution plan where there is no company match on savings except for certain Tubular hourly employees. Effective with the 2015 Labor Agreement, represented hires on or after January 1, 2016, are eligible for a $0.50 per hour savings account contribution. As a result of the 2018 Labor Agreements, the savings account contribution for each hour worked increased to $0.55 effective January 1, 2019, $0.60 effective January 1, 2020, and $0.65 effective January 1, 2021. As a result of the 2022 Labor Agreements, the savings account contribution for each hour worked increased to $0.75 effective January 1, 2023. These Company contributions for represented employees totaled $7 million, $5 million, and $4 million in 2023, 2022, and 2021, respectively.

Other post-employment benefits
The Company provides benefits to former or inactive employees after employment but before retirement. Certain benefits including workers’ compensation and black lung benefits represent material obligations to the Company and under the guidance for nonretirement post-employment benefits, have historically been treated as accrued benefit obligations. Liabilities for these benefits recorded at December 31, 2023, totaled $91 million as compared to $88 million at December 31, 2022. Liability amounts were developed assuming a discount rate of 5.66% and 5.65% at December 31, 2023, and 2022. Net periodic benefit cost for these benefits is projected to be $17 million in 2024 compared to $24 million in 2023 and $(1) million in 2022.

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

19. Asset Retirement Obligations

U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine, landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs for the years ended December 31, 2023, and 2022:

	December 31,
(In millions)	2023	2022
Balance at beginning of year	$66	$66
Additional obligations incurred	12	13
Obligations settled	(1)	(12)
Change in estimate of obligations	—	(5)
Foreign currency translation effects	—	—
Accretion expense	2	4
Balance at end of period	$79	$66

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

Stelco Option for Minntac Mine Interest
On April 30, 2020, the Company entered into an Option Agreement with Stelco, that grants Stelco the option to purchase a 25 percent interest (the Option Interest) in a to-be-formed entity (the Joint Venture) that will own the Company’s current iron ore mine located in Mt. Iron, Minnesota (the Minntac Mine). As consideration for the option, Stelco paid the Company an aggregate amount of $100 million in five $20 million installments during the year-ended December 31, 2020, which are recorded net of transaction costs in the Consolidated Balance Sheet. In the event Stelco exercises the option, Stelco will contribute an additional $500 million to the Joint Venture, which amount shall be remitted solely to U. S. Steel in the form of a one-time special distribution, and the parties will engage in good faith negotiations to finalize the master agreement (pursuant to which Stelco will acquire the Option Interest) and the limited liability company agreement of the Joint Venture.

Surplus VEBA assets
During the fourth quarter 2022, U. S. Steel and the USW agreed to utilize the overfunded OPEB plans to support the benefits provided to active represented employees. Beginning January 1, 2023, this agreement allows the Company to use a certain amount of surplus VEBA assets (the surplus amount) to pay for legally permissible benefits under Section 501(c)(9) of the Internal Revenue Code for active employees and retirees of the USW. The surplus amount of $595 million was determined as of December 31, 2022, and was the balance of VEBA assets in excess of 135% of the retiree obligation at that time. On January 1, 2023, a subaccount was created and consisted of a pro-rata share of the existing trust. On February 1, 2023, using January 31, 2023 asset values, a new investment strategy was implemented and comprised of existing investments from the VEBA trust and cash. On February 1, 2023, certain assets were transferred from the VEBA to the subaccount. The Company is permitted to withdraw a target of $75 million annually, with a guaranteed annual minimum of $50 million, on a quarterly pro rata basis, from the subaccount to cover the cost of the permissible benefits for active USW employees and USW retirees. The surplus VEBA assets subaccount portfolio consists of fixed income securities including corporate bonds, U.S. government bonds, and U.S. Treasury notes, in addition to alternatives including investments in private credit partnerships and real estate funds. A portion of the corporate bonds are classified as available-for-sale debt securities, with unrealized gains and losses reported in Accumulated other comprehensive loss. Upon sale, realized gains and losses are reported in earnings. All other investments in the subaccount are financial instruments measured at fair value or net asset value, with gains and losses recognized through net earnings and are reported as Net gain from investments related to active employee benefits on the Company's Consolidated Statements of Operations.

As of December 31, 2023, the fair value of the surplus VEBA assets subaccount portfolio was $570 million, with $89 million in Other current assets and $481 million in Other noncurrent assets on the Consolidated Balance Sheet. As of December 31, 2023, the value of the investment in corporate bonds classified as available-for-sale debt securities was $208 million.

During 2023, pretax net gains of $43 million and $7 million were recognized in Net gain from investments related to active employee benefits and in Accumulated other comprehensive income (loss), respectively.

The fair value of the subaccount portfolio by asset category as of December 31, 2023 was as follows (in millions):

	December 31, 2023
	Level 1	Level 2	Level 3	measured at NAV (a)	Total
Asset Category
Fixed Income
Corporate bonds - U.S.	—	191	—	—	191
Corporate bonds - Non-U.S.	—	56	—	—	56
U.S. government bonds	—	86	—	—	86
Mortgage and asset-backed securities	—	12	—	—	12
Total fixed income	$—	$345	$—	$—	$345
Alternatives
Private credit partnerships	—	—	58	64	122
Other alternatives	—	—	—	18	18
Total alternatives	$—	$—	$58	$82	$140
Commingled Funds	—	—	—	61	61
Other (b)	25	—	(1)	—	24
Total assets at fair value	$25	$345	$57	$143	$570
(a) In accordance with ASC Topic 820, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
(b) Includes cash, accrued income, and miscellaneous payables.

The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at December 31, 2023, and 2022.

	December 31, 2023		December 31, 2022
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$4,797	$3,899	$3,815	$3,701
(a)Excludes finance lease obligations.

The fair value of long-term debt was determined using Level 2 inputs which were derived from quoted market prices.

Fair value of the financial assets and liabilities disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.
Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees see Note 26.

21. Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions)	Pension and Other Benefit Items	Foreign Currency Items	Unrealized (Loss) Gain on Derivatives	Active Employee Benefit Investments	Total
Balance at December 31, 2021	$(25)	$371	$(15)	$—	$331
Other comprehensive (loss) income before reclassifications	(292)	(91)	74	—	(309)
Amounts reclassified from AOCI (a)	(5)	—	(102)	—	(107)
Net current-period other comprehensive loss	(297)	(91)	(28)	—	(416)
Balance at December 31, 2022	$(322)	$280	$(43)	$—	$(85)
Other comprehensive income (loss) before reclassifications	131	54	(77)	6	114
Amounts reclassified from AOCI (a)	(50)	—	68	(1)	17
Net current-period other comprehensive income (loss)	81	54	(9)	5	131
Balance at December 31, 2023	$(241)	$334	$(52)	$5	$46
(a)See table below for further details.

Details about AOCI components (a)	Amount reclassified from AOCI
(In millions)	2023	2022	2021
Amortization of pension and other benefit items
Prior service credits (a)	$(6)	$(23)	$(27)
Actuarial (gains) losses (a)	(60)	20	109
Settlements, termination and curtailment losses (gains) (a)	1	(3)	100
Total pensions and other benefits items	(65)	(6)	182
Derivative reclassifications to Consolidated Statements of Operations	143	(133)	105
Active employee benefit investment reclassifications to Consolidated Statements of Operations	(1)	—	—
Total before tax	77	(139)	287
Tax (benefit) provision	(60)	32	(72)
Net of tax	$17	$(107)	$215
(a)These AOCI components are included in the computation of net periodic benefit cost (see Note 18 for additional details).

22. Supplemental Cash Flow Information

	Year Ended December 31,
(In millions)	2023	2022	2021
Net cash used in operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(68)	$(161)	$(319)
Income taxes paid	$(86)	$(242)	$(75)
Non-cash investing and financing activities:
Change in accrued capital expenditures	$(2)	$351	$40
U. S. Steel common stock issued for employee/non-employee director stock plans	$45	$46	$28
Capital expenditures funded by finance lease borrowings	$90	$52	$18
Export Credit Agreement (ECA) financing	$5	$—	$23

23. Transactions with Related Parties

Related party sales and service transactions are primarily related to equity investees and were $2,015 million, $1,942 million, and $1,311 million in 2023, 2022, and 2021, respectively.

Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $137 million and $142 million at December 31, 2023, and 2022, respectively for invoicing and receivables collection services provided by

U. S. Steel on PRO-TEC's behalf. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $2 million and $1 million at December 31, 2023, and 2022, respectively.
Purchases from related parties for outside processing services provided by equity investees amounted to $26 million, $27 million, and $38 million during 2023, 2022, and 2021, respectively. Purchases of iron ore pellets from related parties amounted to $157 million, $131 million, and $111 million for the years ended December 31, 2023, 2022, and 2021, respectively.

24. Leases

Operating lease assets consist primarily of office space, heavy mobile equipment used in our mining operations and facilities and equipment under operating service agreements for electricity generation and scrap processing. We also have operating lease assets for light mobile equipment and information technology assets. The Company also has short-term leases related to transportation services for which we apply the short-term lease exception. Significant finance leases primarily consist of heavy mobile equipment used in our mining operations. Variable lease payments are primarily related to operating service agreements where payment is solely dependent on consumption of certain services, such as raw material and by-product processing. Most long-term leases include renewal options and, in certain leases, purchase options. Generally, we are not reasonably certain that these options will be exercised. We have residual value guarantees under certain light mobile equipment leases. There is no impact to our leased assets for residual value guarantees as the potential loss is not probable (see “Other Contingencies” in Note 26 for further details). We do not have material restrictive covenants associated with our leases or material amounts of sublease income. From time to time, U. S. Steel may enter into arrangements for the construction or purchase of an asset and then enter into a financing arrangement to lease the asset. U. S. Steel recognizes leased assets and liabilities under these arrangements when it obtains control of the asset.
The following table summarizes the lease amounts included in our Consolidated Balance Sheet as of December 31, 2023.

(In millions)	Balance Sheet Location	December 31, 2023	December 31, 2022
Assets
Operating	Operating lease assets (a)	$109	$146
Finance	Property, plant and equipment (b)	176	126
Total Lease Assets		$285	$272

Liabilities
Current
Operating	Current operating lease liabilities	$44	$49
Finance	Current portion of long-term debt	43	25
Non-Current
Operating	Noncurrent operating lease liabilities	73	105
Finance	Long-term debt less unamortized discount and issue costs	137	98
Total Lease Liabilities		$297	$277
(a) Operating lease assets are recorded net of accumulated amortization of $138 million and $142 million as of December 31, 2023, and December 31, 2022, respectively.
(b) Finance lease assets are recorded net of accumulated depreciation of $126 million and $86 million as of December 31, 2023, and December 31, 2022, respectively.

The following table summarizes lease costs included in our Consolidated Statement of Operations for the years ended December 31, 2023, December 31, 2022, and December 31, 2021.

(In millions)	Classification	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating Lease Cost (a)	Cost of sales	$54	$65	$69
Operating Lease Cost	Selling, general and administrative expenses	15	14	14
Finance Lease Cost
Amortization	Depreciation, depletion and amortization	42	26	21
Interest	Interest expense	11	9	9
Total Lease Cost		$122	$114	$113
(a) Operating lease cost recorded in cost of sales includes $12 million of variable lease cost for both the years ended December 31, 2023, December 31, 2022. Operating lease cost recorded in cost of sales includes $11 million of variable lease cost for the year ended December 31, 2021. Operating lease cost recorded in selling, general and administrative expenses includes $1 million of variable lease cost for both the years ended December 31, 2023, and December 31, 2022. An immaterial amount of variable lease cost was included in cost of sales and selling, general and administrative expenses for the year ended December 31, 2021. $1 million of short-term lease cost is included in cost of sales and selling, general and administrative expenses for the years ended December 31, 2023, December 31, 2022, and December 31, 2021.

Lease liability maturities as of December 31, 2023, are shown below.

(In millions)	Operating	Finance	Total
2024	$50	$59	$109
2025	35	56	91
2026	23	49	72
2027	14	31	45
2028	7	12	19
After 2028	3	1	4
Total Lease Payments	$132	$208	$340
Less: Interest	15	28	43
Present value of lease liabilities	$117	$180	$297

Lease terms and discount rates are shown below.

December 31, 2023
Weighted average lease term
Finance	4 years
Operating	3 years

Weighted average discount rate
Finance	5.84%
Operating	6.93%

Supplemental cash flow information related to leases is as follows:

(In millions)	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$55	$66	$70
Operating cash flows from finance leases	11	9	9
Financing cash flows from finance leases	34	20	30
Right-of-use assets exchanged for lease liabilities:
Operating leases	14	20	40
Finance leases	90	52	18

25. Restructuring and Other Charges

During 2023, the Company recorded restructuring and other charges of $36 million, which relate primarily to Company-wide headcount reductions. Cash payments were made related to severance and exit costs of approximately $75 million.

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

The activity in the accrued balances incurred in relation to restructuring during the years ended December 31, 2022, and December 31, 2023, were as follows:

(in millions)	Employee Related Costs	Exit Costs	Non-cash Charges	Total
Balance at December 31, 2021	$91	$149	$—	$240
Additional charges	58	(10)	—	$48
Cash payments/utilization (a)	(17)	(89)	—	(106)
Balance at December 31, 2022	$132	$50	$—	$182
Additional charges	25	11	—	36
Release of prior accruals and other adjustments (b)	(2)	(1)		(3)
Cash payments/utilization	(45)	(30)	—	(75)
Balance at December 31, 2023	$110	$30	$—	$140
(a)$11 million, and $4 million of payments were made from the pension fund trust assets in the Employee Related Cost column during the years ended December 31, 2022, and 2023, respectively.
(b)Includes releases of accruals to reflect the current estimate of costs to complete approved restructuring programs.

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

Asbestos matters – As of December 31, 2023, U. S. Steel was a defendant in approximately 915 active cases involving approximately 2,505 plaintiffs. The vast majority of these cases involve multiple defendants. About 1,545, or approximately 62 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. At December 31, 2022, U. S. Steel was a defendant in approximately 920 cases involving approximately 2,510 plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

The following table shows the number of asbestos claims in the current year and the prior two years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2021	2,445	200	260	2,505
December 31, 2022	2,505	230	235	2,510
December 31, 2023	2,510	235	230	2,505
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

	Year Ended December 31,
(In millions)	2023	2022
Beginning of period	$126	$158
Accruals for environmental remediation deemed probable and reasonably estimable	15	20
Adjustments for changes in estimates	(11)	3
Obligations settled	(23)	(55)
End of period	$107	$126

Accrued liabilities for remediation activities are included in the following Consolidated Balance Sheet lines:

(In millions)	December 31, 2023	December 31, 2022
Accounts payable	$27	$32
Deferred credits and other noncurrent liabilities	80	94
Total	$107	$126

Expenses related to remediation are recorded in cost of sales and were $13 million and $21 million for the years ended December 31, 2023, and December 31, 2022, respectively. It is not currently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 10 to 15 percent.

Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

(1) Projects with Ongoing Study and Scope Development – Projects which are still in the development phase. For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are two environmental remediation projects where additional costs for completion are not currently estimable, but could be material. These projects are at UPI formerly known as USS-POSCO Industries and the former steelmaking plant at Joliet, Illinois. As of December 31, 2023, accrued liabilities for these projects totaled $4 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $8 million to $11 million.

(2) Significant Projects with Defined Scope – Projects with significant accrued liabilities with a defined scope. As of December 31, 2023, there are four significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $60 million. These projects are: Gary Resource Conservation and Recovery Act (RCRA) (accrued liability of $23 million), Duluth Works (accrued liability of $11 million), Fairfield Works (accrued liability of $8 million) and the former Geneva facility (accrued liability of $18 million).

(3)     Other Projects with a Defined Scope – Projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are four other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at December 31, 2023, was $6 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each have an accrued liability of less than $1 million each. The total accrued liability for these projects at December 31, 2023, was approximately $4 million. The Company does not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $23 million at December 31, 2023, and were based on known scopes of work.

Administrative and Legal Costs – As of December 31, 2023, U. S. Steel had an accrued liability of $9 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to comply with various regulations, laws, and other requirements relating to the environment. Such capital expenditures totaled $70 million and $43 million In 2023 and 2022, respectively. U. S. Steel anticipates making additional such expenditures in the future, which may be material; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
European Union (the EU) Environmental Requirements - Phase IV of the EU Emissions Trading System (the EU ETS) commenced on January 1, 2021, and will finish on December 31, 2030. The European Commission issued final approval of the updated 2021-2025 Slovak National Allocation table in February 2022. The Slovak Ministry of Environment has allocated 6.2 million metric tons of European Union Emission Allowances (EUA) at no charge (free allowances or free allocation) to USSE in April 2023. As of December 31, 2023, we have pre-purchased and settled approximately 1.8 million EUA totaling €147 million (approximately $163 million) to cover the expected 2023 shortfall of emission allowances and a portion of the 2024 shortfall. In September and October 2023, we have also entered into forward agreements to purchase and settle €56.5 million of EUA in January and February 2024, for the anticipated 2024 shortfall.
The EU’s Industrial Emissions Directive requires implementation of EU-determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to go beyond BAT requirements were €138 million (approximately $153 million). These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g., bank guarantee) to secure 50 percent of the EU funding received. USSK complied with these covenants as of December 31, 2023, and no additional collateral will be required by the end of June 30, 2024. By this next assessment date, we expect that two projects of the total fifteen will pass the sustainability monitoring and will be excluded from further assessment to provide additional collateral if the covenants are not met. The last assessment of financial covenants will be performed as of June 30, 2026.
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
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $7 million at December 31, 2023.
Other contingencies – Under certain finance lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $12 million at December 31, 2023). No liability has been recorded for these guarantees as the potential loss is not probable.
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
We have incurred and expect to continue to incur significant expenses in connection with the pending Merger, including legal and investment banking fees. If the Merger is not consummated, we may under certain circumstances be required to pay to Purchaser a termination fee of $565 million.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $192 million as of December 31, 2023, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by the Credit Facility Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $40 million and $35 million at December 31, 2023, and December 31, 2022, respectively.
Capital Commitments – At December 31, 2023, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $1.48 billion.

Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

2024	2025	2026	2027	2028	Later years	Total
$515	$212	$178	$126	$73	$333	$1,437

The majority of U. S. Steel’s unconditional purchase obligations relate to the supply of industrial gases, and certain energy and utility services with terms ranging from 16 months to 12 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of December 31, 2023, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $42 million.

In December 2023, we recognized liabilities of $86 million for unconditional purchase obligations as a result of the indefinite idling of Granite City Works.

Total payments relating to unconditional purchase obligations were approximately $787 million in 2023, $850 million in 2022, and $767 million in 2021.

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
U. S. Steel repurchased 7.1 million, 37.6 million, and 6.6 million shares of common stock for approximately $175 million, $849 million, and $150 million under these programs during 2023, 2022, and 2021, respectively. We do not expect to utilize the remainder of this authorization. The Merger Agreement prohibits us from engaging in additional share repurchases without the consent of Purchaser.

In February 2021, U. S. Steel issued 48.3 million shares of common stock for net proceeds of approximately $790 million.

FIVE-YEAR OPERATING SUMMARY (Unaudited)

(Thousands of tons, unless otherwise noted)	2023	2022	2021	2020	2019
Raw Steel Production
Gary, IN	5,587	5,326	5,664	4,675	4,974
Great Lakes, MI	—	—	—	328	1,964
Mon Valley, PA	2,650	2,161	2,668	2,552	2,331
Granite City, IL	1,162	1,359	1,549	1,758	2,140
Total Flat-Rolled facilities	9,399	8,846	9,881	9,313	11,409
Mini Mill facility	2,953	2,650	2,688	—	—
U. S. Steel Košice	4,395	3,839	4,931	3,366	3,903
Tubular facility	568	634	464	16	—
Total	17,315	15,969	17,964	12,695	15,312
Raw Steel Capability
Flat-Rolled	13,200	13,200	13,200	17,000	17,000
Mini Mill	3,300	3,300	3,300	—	—
USSE	5,000	5,000	5,000	5,000	5,000
Tubular (c)	900	900	900	900	—
Total	22,400	22,400	22,400	22,900	22,000
Production as % of total capability:
Flat-Rolled	71%	67%	58%	55%	67%
Mini Mill	89%	80%	81%	—%	—%
USSE	88%	77%	99%	67%	78%
Tubular (c)	63%	70%	52%	7%	—%
Coke Production
Flat-Rolled	3,295	3,627	3,848	2,557	3,485
USSE	1,485	1,407	1,548	1,116	1,328
Total	4,780	5,034	5,396	3,673	4,813
Iron Ore Pellet Production (a)
Total	22,134	22,059	23,369	16,981	21,450
Steel Shipments by Segment (b)
Flat-Rolled	8,706	8,373	9,018	8,711	10,700
Mini Mill	2,424	2,287	2,230	—	—
USSE	3,899	3,759	4,302	3,041	3,590
Tubular	478	523	444	464	769
Total steel shipments	15,507	14,942	15,994	12,216	15,059
Average Realized Price (dollars per net ton)
Flat-Rolled	$1,030	$1,261	$1,172	$718	$753
Mini Mill	$875	$1,134	$1,314	$—	$—
USSE	$873	$1,090	$966	$626	$652
Tubular	$3,137	$2,978	$1,696	$1,271	$1,450
(a)Includes our share of production from Hibbing.
(b)Does not include intersegment shipments or shipments by joint ventures and other equity investees of U. S. Steel. Includes shipments from U. S. Steel to joint ventures and equity investees of substrate materials, primarily hot-rolled and cold-rolled sheets.
(c)The Fairfield Electric Arc Furnace commenced operation in October 2020. The 2020 production as a % of total capability amount is based on an October 1, 2020, start date.

FIVE-YEAR OPERATING SUMMARY (Unaudited) (Continued)

(Thousands of net tons)	2023	2022	2021	2020	2019
Steel Shipments by Market - North American Facilities (a)
Steel service centers	2,622	2,208	2,660	1,450	1,902
Further conversion:
Trade customers	2,669	2,935	2,385	2,063	2,823
Joint ventures (b)	211	256	490	415	819
Transportation and automotive (b)	2,893	2,631	2,372	2,012	2,620
Construction and construction products	1,422	1,261	1,524	1,295	1,120
Containers and packaging	571	706	959	913	652
Appliances and electrical equipment	507	509	679	497	570
Oil, gas and petrochemicals	447	494	426	430	725
All other	266	183	197	100	238
Total	11,608	11,183	11,692	9,175	11,469
Steel Shipments by Market - USSE
Steel service centers	848	839	995	690	740
Further conversion:
Trade customers	293	289	314	202	214
Transportation and automotive	636	619	590	517	676
Construction and construction products	1,319	1,052	1,346	775	1,048
Containers and packaging	312	423	449	435	440
Appliances and electrical equipment	172	225	266	194	220
Oil, gas and petrochemicals	—	3	8	5	—
All other	319	309	334	223	252
Total	3,899	3,759	4,302	3,041	3,590
(a)Does not include shipments by joint ventures and other equity investees of U. S. Steel, but instead reflects the shipments of substrate materials, primarily hot-rolled and cold-rolled sheets, to those entities.
(b)PRO-TEC automotive substrate shipments are included in the Transportation and Automotive category.

FIVE-YEAR FINANCIAL SUMMARY (Unaudited) (Continued)

(Dollars in millions, except per share amounts)	2023	2022	2021	2020	2019
Net sales by segment:
Flat-Rolled	$11,109	$12,872	$12,358	$7,279	$9,560
Mini Mill	2,678	3,047	3,516	—	—
USSE	3,550	4,256	4,266	1,970	2,420
Tubular	1,552	1,616	809	646	1,191
Total reportable segments	$18,889	$21,791	$20,949	$9,895	$13,171
Other	10	9	101	162	168
Intersegment sales	(846)	(735)	(775)	(316)	(402)
Total	$18,053	$21,065	$20,275	$9,741	$12,937
Segment earnings (loss) before interest and income taxes:
Flat-Rolled	$418	$1,951	$2,630	$(596)	$196
Mini Mill	215	481	1,206	—	—
USSE	4	444	975	9	(57)
Tubular	589	544	1	(179)	(67)
Total reportable segments	$1,226	$3,420	$4,812	$(766)	$72
Other	(3)	22	(11)	(39)	23
Items not allocated to segments (a)	(424)	(282)	145	(270)	(325)
Total earnings (loss) before interest and income taxes	$799	$3,160	$4,946	$(1,075)	$(230)
Net interest and other financial costs	(248)	(99)	602	232	222
Income tax expense (benefit)	152	735	170	(142)	178
Net earnings (loss) attributable to United States Steel Corporation	$895	$2,524	$4,174	$(1,165)	$(630)
Per common share:
- Basic	$3.98	$10.22	$15.77	$(5.92)	$(3.67)
- Diluted	$3.56	$9.16	$14.88	$(5.92)	$(3.67)
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

See “Item 8. Financial Statements and Supplementary Data – Management’s Reports to Stockholders – Internal Control Over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm

See “Item 8. Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fourth quarter of 2023 which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

U. S. Steel has an Insider Trading Policy governing the purchase, sale and other dispositions of its securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. The Insider Trading Policy is filed with this Form 10-K as Exhibit 19.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.
PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the directors of U. S. Steel required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Election of Directors” in U. S. Steel’s Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than 120 days after the end of the fiscal year. Information concerning the Audit Committee and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Corporate Governance - Board Committees – Audit” in U. S. Steel’s Proxy Statement for the 2024 Annual Meeting of Stockholders. Information regarding the Nominating Committee required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Corporate Governance - Board Committees – Corporate Governance & Sustainability” in U. S. Steel’s Proxy Statement for the 2024 Annual Meeting of Stockholders. Information regarding the ability of stockholders to communicate with the Board of Directors is incorporated and made part hereof by reference to the material appearing under the heading “Corporate Governance - Commitment to Stockholder Engagement - Communications from Stockholders and Interested Parties” in U. S. Steel’s Proxy Statement for the 2024 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Delinquent Section 16(a) Reports” in U. S. Steel’s Proxy Statement for the 2024 Annual Meeting of Stockholders. Information concerning the executive officers of U. S. Steel is contained in Part I of this Form 10-K under the caption “Information about our Executive Officers.”

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

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Compensation & Organization Committee Report” in U. S. Steel’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (1) (b)
Equity compensation plans approved by security holders (a)	9,676,983	$27.98	4,695,672
Equity compensation plans not approved by security holders(c)	—	(one for one)	—
Total	9,676,983	—	4,695,672
(a)The numbers in columns (1) and (2) of this row contemplate all shares that could potentially be issued as a result of outstanding grants under the 2005 Stock Incentive Plan and the 2016 Omnibus Incentive Compensation Plan, as amended and restated as of December 31, 2023. (For more information, see Note 15 to the Consolidated Financial Statements). Column (1) includes (i) 726,359 shares of common stock that could be issued for the Common Stock Units outstanding under the Deferred Compensation Program for Non-Employee Directors and (ii) 4,758,048 shares that could be issued for the 2,379,024 performance awards outstanding under the Long-Term Incentive Compensation Program (a program under the 2016 Omnibus Incentive Compensation Plan, as amended and restated). The calculation in column (2) does not include the Common Stock Units since the weighted average exercise price for Common Stock Units is one for one; that is, one share of common stock will be given in exchange for each unit of such phantom stock accumulated through the date of the director’s retirement. Also, the calculation in column (2) does not include the performance awards since the shares issued for performance awards can range from zero for one to two for one; that is, performance awards may result in up to 4,758,048 of common stock being issued (two for one), or some lesser number of shares (including zero shares of common stock issued), depending upon the Corporation’s common stock performance versus that of a peer group of companies or the Corporation's return on capital employed performance over a performance period.
(b)Represents shares available under the 2016 Omnibus Incentive Compensation Plan, as amended and restated.
(c)At December 31, 2023, U. S. Steel had no securities remaining for future issuance under equity compensation plans that had not been approved by security holders. Column (1) represents Common Stock Units that were issued pursuant to the Deferred Compensation Plan for Non-Employee Directors prior to its being amended to make it a program under the 2005 Stock Incentive Plan and 2016 Omnibus Incentive Compensation Plan, as amended and restated. The weighted average exercise price for Common Stock Units in column (2) is one for one; that is, one share of common stock will be given in exchange for each unit of phantom stock upon the director’s retirement from the Board of Directors. All future grants under this amended plan/program will count as shares issued under to the 2016 Omnibus Incentive Compensation Plan, as amended and restated, a stockholder approved plan.

Other information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Stock Ownership of Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” in U. S. Steel’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Corporate Governance - Related Person Transactions Policy” and “Corporate Governance – Director Independence” in U. S. Steel’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Audit Fees” in U. S. Steel’s Proxy Statement for the 2024 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

A. Documents Filed as Part of the Report

1.    Financial Statements and Supplementary Data
Financial Statements filed as part of this report are included in “Item 8 – Financial Statements and Supplementary Data”.

2.    Financial Statement Schedules
See “Schedule II – Valuation and Qualifying Accounts and Reserves" for years ended December 31, 2023, 2022, and 2021. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

B. Exhibits

Exhibit No.

2.    Plan of acquisition, reorganization, arrangement, liquidation or succession

(a)	Agreement and Plan of Merger, dated as of December 18, 2023, by and among the Company, Parent, Merger Sub and NSC (solely as provided in Section 9.13 therein).**	Incorporated by reference to Exhibit 2.1 to United States Steel Corporation's Form 8-K filed on December 18, 2023, Commission File Number 1-16811.

(b)
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
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-K filed on February 3, 2023, Commission File Number 1-16811.

(i)	Third Amended and Restated Borrower Security Agreement, dated as of May 27, 2022, between United States Steel Corporation and JPMorgan Chase Bank, N.A., as Collateral Agent.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on June 3, 2022, Commission File Number 1-16811.

(j)	Third Amended and Restated Subsidiary Security Agreement, dated as of May 27, 2022, between the Subsidiary Guarantors and JPMorgan Chase Bank, N.A., as Collateral Agent.	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 8-K filed on June 3, 2022, Commission File Number 1-16811.

(k)	Second Amended and Restated Borrower Canadian Security Agreement, dated as of May 27, 2022, between United States Steel Corporation and JPMorgan Chase Bank, N.A., as Collateral Agent.	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 8-K filed on June 3, 2022, Commission File Number 1-16811.

(l)	Agreement of Sale between United States Steel Corporation and The Industrial Development Board of the City of Hoover, dated as of October 1, 2019.	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 8-K filed on October 28, 2019, Commission File Number 1-16811.

(m)	Loan Agreement between United States Steel Corporation and the Allegheny County Industrial Development Authority, dated as of October 1, 2019.	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 8-K filed on October 28, 2019, Commission File Number 1-16811.

(n)
Amended and Restated Credit Agreement, dated December 22, 2022, among Exploratory Ventures, LLC, as Borrower, United States Steel Corporation, as Parent Guarantor, KFW IPEX-Bank GMBH, as Mandated Lead Arranger and ECA Structuring Bank, KFW IPEX-Bank GMBH, as Facility Agent and ECA Agent, and lenders party thereto from time to time.**
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on October 27, 2023, Commission File Number 1-16811.

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
Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on November 24, 2020, Commission File Number 1-16811.

(q)	ABL Credit Agreement by and among Big River Steel LLC, BRS Intermediate Holdings LLC, Goldman Sachs Bank USA and each lender party thereto, dated as of August 23, 2017.**	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-K filed on February 11, 2022, Commission File Number 1-16811.

(r)	First Amendment to ABL Credit Agreement by and among Big River Steel LLC, BRS Intermediate Holdings LLC, Goldman Sachs Bank USA and each lender party thereto, dated as of September 10, 2020.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on January 19, 2021, Commission File Number 1-16811.

(s)	Second Amendment to ABL Credit Agreement by and among Big River Steel LLC, BRS Intermediate Holdings LLC, Goldman Sachs Bank USA and each lender party thereto, dated as of July 23, 2021.	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q filed on July 30, 2021, Commission File Number 1-16811.

(t)	Third Amendment to ABL Credit Agreement by and among Big River Steel LLC, BRS Intermediate Holdings LLC, Goldman Sachs Bank USA and each lender party thereto, dated as of December 19, 2022.**	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-K filed on February 3, 2023, Commission File Number 1-16811.

(u)
Fourth Amendment to ABL Credit Agreement by and among BRS Intermediate Holdings LLC, Big River Steel LLC, BRS Finance Corp. and Goldman Sachs Bank USA and each lender party thereto, dated as of June 16, 2023.
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on July 28, 2023, Commission File Number 1-16811.

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
Incorporated by reference to Exhibit 10.3.1 to United States Steel Corporation’s Form 8-K filed on January 19, 2021, Commission File Number 1-16811.

(y)	Definitions Annex relating to Arkansas Development Finance Authority Industrial Development Revenue Bonds (Big River Steel Project), Series 2019, dated as of May 31, 2019.	Incorporated by reference to Exhibit 10.3.2 to United States Steel Corporation’s Form 8-K filed on January 19, 2021, Commission File Number 1-16811.

(z)
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

(aa)
EUR 300,000,000 Unsecured Sustainability Linked Revolving Credit Facility Agreement among U. S. Steel Košice, s.r.o., and ING Bank N.V., Komerèní banka, a.s., Slovenská sporiteľňa, a.s., UniCredit Bank Czech Republic and Slovakia , a.s., Československá Obchodná banka, a.s., and Citibank Europe plc, dated September 29, 2021.
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on October 1, 2021, Commission File Number 1-16811.

(bb)	Supplemental Agreement No. 9 between U. S. Steel Košice, s.r.o. and ING Bank N.V., dated December 3, 2021.	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-K filed on February 11, 2022, Commission File Number 1-16811.

(cc)
First Supplemental Agreement, dated December 15, 2022, between U. S. Steel Košice, s.r.o., and ING Bank N.V., as Facility Agent, relating to an up to EUR 300,000,000 credit agreement dated September 29, 2021.**
Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-K filed on February 3, 2023, Commission File Number 1-16811.

(dd)	United States Steel Corporation 2005 Stock Incentive Plan, Effective April 26, 2005.*	Incorporated by reference to Appendix B to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 11, 2005, Commission File Number 1-16811.

(ee)	United States Steel Corporation 2005 Stock Incentive Plan, Amended and Restated Effective April 27, 2010.*	Incorporated by reference to Appendix A to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 12, 2010, Commission File Number 1-16811.

(ff)	United States Steel Corporation 2005 Stock Incentive Plan, Amended and Restated Effective April 29, 2014.*	Incorporated by reference to Appendix A to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 14, 2014, Commission File Number 1-16811.

(gg)	Form of Stock Option Grant under the Long-Term Incentive Compensation Program, a program under the United States Steel Corporation 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10(x) to United States Steel Corporation’s Form 10-K filed on February 27, 2007, Commission File Number 1-16811.

(hh)	Form of Performance Award Grant Agreement under the Long-Term Incentive Compensation Program, a program under the United States Steel Corporation 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on April 26, 2011, Commission File Number 1-16811.

(ii)	Form of Stock Option Grant Agreement under the Long-Term Incentive Compensation Program, a program under the United States Steel Corporation 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on April 26, 2011, Commission File Number 1-16811.

(jj)	Form of Restricted Stock Unit Retention Grant Agreement under the Long-Term Incentive Compensation Program, a program under the United States Steel Corporation 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q filed on April 26, 2011, Commission File Number 1-16811

(kk)	Form of Restricted Stock Unit Annual Grant Agreement under the Long-Term Incentive Compensation Program, a program under the United States Steel Corporation 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q filed on April 26, 2011, Commission File Number 1-16811.

(ll)	Form of Retention Performance Award Grant Agreement under the Long-Term Incentive Compensation Program, a program under the United States Steel Corporation 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 8-K filed on July 2, 2012, Commission File Number 1-16811.

(mm)	Form of Non-Qualified Stock Option Grant Agreement under the Long-Term Incentive Compensation Program, a program under the United States Steel Corporation 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on April 29, 2015, Commission File Number 1-16811.

(nn)	Administrative Regulations for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan, Amended and Restated Effective May 28, 2013.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on May 30, 2013, Commission File Number 1-16811.

(oo)	Administrative Regulations for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan, Amended and Restated Effective February 25, 2014.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on March 3, 2014, Commission File Number 1-16811.

(pp)
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

(qq)
Administrative Procedures for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan, as Amended and Restated, and under the United States Steel Corporation Annual Incentive Compensation Plan, Effective February 22, 2016.*
Incorporated by reference to Exhibit 10(kk) to United States Steel Corporation’s Form 10-K filed on February 29, 2016, Commission File Number 1-16811.

(rr)	United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, a program under the 2005 Stock Incentive Plan, effective as of November 29, 2005.*	Incorporated by reference to Exhibit 10(d) to United States Steel Corporation’s Form 10-K filed on February 28, 2012, Commission File Number 1-16811.

(ss)	United States Steel Corporation 2010 Annual Incentive Compensation Plan, Effective April 27, 2010.*	Incorporated by reference to Appendix B to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 12, 2010, Commission File Number 1-16811.

(tt)	Form of Incentive Award Agreement under the United States Steel Corporation 2010 Annual Incentive Compensation Plan.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on April 29, 2015, Commission File Number 1-16811.

(uu)
Administrative Regulations for the Executive Management Annual Incentive Compensation Program under the United States Steel Corporation 2010 Annual Incentive Compensation Plan, as amended January 27, 2014.*
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on January 31, 2014, Commission File Number 1-16811.

(vv)
Administrative Procedures for the Executive Management Annual Incentive Compensation Program under the United States Steel Corporation 2010 Annual Incentive Compensation Plan, as amended January 27, 2015*
Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q filed on April 29, 2015, Commission File Number 1-16811.

(ww)
Administrative Procedures for the Executive Management Annual Incentive Compensation Program under the United States Steel Corporation 2010 Annual Incentive Compensation Plan, as amended February 22, 2016.*
Incorporated by reference to Exhibit 10(ll) to United States Steel Corporation’s Form 10-K filed on February 29, 2016, Commission File Number 1-16811.

(xx)
Administrative Procedures for the Executive Management Annual Incentive Compensation Program under the United States Steel Corporation 2010 Annual Incentive Compensation Plan, as amended November 1, 2016.*
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on November 2, 2016, Commission File Number 1-16811.

(yy)	United States Steel Corporation Supplemental Thrift Program, Amended and Restated Effective July 31, 2013.*	Incorporated by reference to Exhibit 10.7 to United States Steel Corporation’s Form 10-Q filed on October 29, 2013, Commission File Number 1-16811.

(zz)	United States Steel Corporation Supplemental Thrift Program, Amended and Restated Effective November 1, 2016.*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on November 2, 2016, Commission File Number 1-16811.

(aaa)	United States Steel Corporation Supplemental Thrift Program, Amended and Restated Effective January 1, 2019.*	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q filed on May 3, 2019, Commission File Number 1-16811.

(bbb)	United States Steel Corporation Non Tax-Qualified Retirement Account Program, Amended and Restated Effective November 13, 2013.	Incorporated by reference to Exhibit 10(dd) to United States Steel Corporation’s Form 10-K filed on February 25, 2014, Commission File Number 1-16811.

(ccc)	United States Steel Corporation Non Tax-Qualified Retirement Account Program, Amended and Restated Effective January 1, 2016.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on November 2, 2016, Commission File Number 1-16811.

(ddd)	United States Steel Corporation Non Tax-Qualified Retirement Account Program, Amended and Restated Effective January 1, 2019.*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on May 3, 2019, Commission File Number 1-16811.

(eee)	United States Steel Corporation Non Tax-Qualified Pension Plan, Amended and Restated Effective December 31, 2015.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on August 21, 2015, Commission File Number 1-16811.

(fff)	United States Steel Corporation Executive Management Supplemental Pension Program, Amended and Restated Effective December 31, 2015.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on August 21, 2015, Commission File Number 1-16811.

(ggg)	United States Steel Corporation Supplemental Retirement Account Program, Amended and Restated Effective January 1, 2016.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on November 4, 2015, Commission File Number 1-16811.

(hhh)	United States Steel Corporation Supplemental Retirement Account Program, Amended and Restated Effective January 1, 2019.*	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q filed on May 3, 2019, Commission File Number 1-16811.

(iii)	United States Steel Corporation Change in Control Severance Plan, Effective January 1, 2016.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on November 6, 2015, Commission File Number 1-16811.

(jjj)	United States Steel Corporation Change in Control Severance Plan, Amended and Restated Effective July 28, 2020*.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on July 30, 2020, Commission File Number 1-16811.

(kkk)	United States Steel Corporation Executive Severance Plan, Effective December 14, 2021.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on December 20, 2021, Commission File Number 1-16811.

(lll)	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Effective April 26, 2016.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on April 27, 2016, Commission File Number 1-16811.

(mmm)	First Amendment to United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Effective February 28, 2017.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on April 26, 2017, Commission File Number 1-16811.

(nnn)	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Amended and Restated Effective April 28, 2020*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on May 1, 2020, Commission File Number 1-16811.

(ooo)	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Amended and Restated Effective April 27, 2021.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on April 30, 2021, Commission File Number 1-16811.

(ppp)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Retention Grant)*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on July 27, 2016, Commission File Number 1-16811.

(qqq)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Annual Grant)*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on July 27, 2016, Commission File Number 1-16811

(rrr)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan (Stock Option Grant).*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on July 27, 2016, Commission File Number 1-16811.

(sss)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Annual Grant).*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on April 27, 2018, Commission File Number 1-16811.

(ttt)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Retention Grant).*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on April 27, 2018, Commission File Number 1-16811.

(uuu)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (TSR Grant).*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on April 27, 2018, Commission File Number 1-16811.

(vvv)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (ROCE Grant).*	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q filed on April 27, 2018, Commission File Number 1-16811.

(www)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (TSR Grant).*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on May 3, 2019, Commission File Number 1-16811.

(xxx)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Cash Award Grant Agreement (ROCE Grant).*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on May 1, 2020, Commission File Number 1-16811.

(yyy)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Retention Grant).*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on May 1, 2020, Commission File Number 1-16811.

(zzz)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (2021 Grants).*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on April 30, 2021, Commission File Number 1-16811.

(aaaa)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Cash Award Grant Agreement (2021 Grants).*	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q filed on April 30, 2021, Commission File Number 1-16811.

(bbbb)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (2021 Grants).*	Incorporated by reference to Exhibit 10.6 to United States Steel Corporation’s Form 10-Q filed on April 30, 2021, Commission File Number 1-16811.

(cccc)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Retention Restricted Stock Unit Grant Agreement (2021 Grants).*	Incorporated by reference to Exhibit 10.7 to United States Steel Corporation’s Form 10-Q filed on April 30, 2021, Commission File Number 1-16811.

(dddd)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan TSR Performance Share Award Grant Agreement (2021 Grants).*	Incorporated by reference to Exhibit 10.8 to United States Steel Corporation’s Form 10-Q filed on April 30, 2021, Commission File Number 1-16811.

(eeee)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (2021 SVP Performance Awards)* **	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-K filed on February 11, 2022, Commission File Number 1-16811.

(ffff)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (2021 CEO Performance Award)* **	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-K filed on February 11, 2022, Commission File Number 1-16811.

(gggg)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Non-Qualified Stock Option Grant Agreement (2021 CEO PSO)* **	Incorporated by reference to Exhibit 10.6 to United States Steel Corporation’s Form 10-K filed on February 11, 2022, Commission File Number 1-16811.

(hhhh)	Form of United States Steel Corporation 2016 Omnibus Incentive Plan Performance Share Award Grant Agreement (ROCE Grant)*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on April 29, 2022, Commission File Number 1-16811.

(iiii)	Form of United States Steel Corporation 2016 Omnibus Incentive Plan Performance Share Award Grant Agreement (TSR Grant)*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on April 29, 2022, Commission File Number 1-16811.

(jjjj)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (2023 ROCE Grants).*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on April 28, 2023, Commission File Number 1-16811.

(kkkk)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (2023 TSR Grants).*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on April 28, 2023, Commission File Number 1-16811.

(llll)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (2023 Annual Grants).*	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q filed on April 28, 2023, Commission File Number 1-16811.

(mmmm)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (2023 Retention Grants).*	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q filed on April 28, 2023, Commission File Number 1-16811.

(nnnn)
Administrative Procedures for the Executive Management Annual Compensation Incentive Program under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Effective February 27, 2018.*
Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q filed on April 27, 2018, Commission File Number 1-16811.

(oooo)
Administrative Procedures for the Executive Management Annual Incentive Compensation Plan under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Effective February 26, 2019.*
Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on May 3, 2019, Commission File Number 1-16811.

(pppp)
Administrative Procedures for the Executive Management Annual Incentive Compensation Plan under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Effective February 25, 2020.*
Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on May 1, 2020, Commission File Number 1-16811.

(qqqq)
Administrative Procedures for the Executive Management Annual Incentive Compensation Plan under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Effective February 23, 2021.*
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on April 30, 2021, Commission File Number 1-16811.

(rrrr)
Administrative Procedures for the Executive Management Annual Incentive Compensation Plan under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Effective February 28, 2023.*
Incorporated by reference to Exhibit 10.6 to United States Steel Corporation’s Form 10-Q filed on April 28, 2023, Commission File Number 1-16811.

(ssss)
United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, a program under the United States Steel Corporation 2016 Omnibus Incentive Plan, effective as of July 26, 2016, as amended on October 30, 2018.*
Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-K filed on February 15, 2019, Commission File Number 1-16811.

(tttt)
United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, a program under the United States Steel Corporation 2016 Omnibus Incentive Plan, effective as of July 26, 2016, as amended on October 28, 2019.*
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-K filed on February 14, 2020, Commission File Number 1-16811.

(uuuu)
United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, a program under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Effective January 1, 2022.*
Incorporated by reference to Exhibit 10.7 to United States Steel Corporation’s Form 10-K filed on February 11, 2022, Commission File Number 1-16811.

(vvvv)	United States Steel Corporation Non-Employee Director Stock Program of the 2016 Omnibus Incentive Compensation Plan, Effective November 1, 2019.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-K filed on February 14, 2020, Commission File Number 1-16811.

(wwww)	United States Steel Corporation Non-Employee Director Compensation Policy, Effective as of January 1, 2022.*	Incorporated by reference to Exhibit 10.8 to United States Steel Corporation’s Form 10-K filed on February 11, 2022, Commission File Number 1-16811.

(xxxx)	United States Steel Corporation Non-Employee Director Compensation Policy, Adopted as of December 14, 2021, Amended as of December 15, 2022.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on April 28, 2023, Commission File Number 1-16811.

(yyyy)	Letter Agreement between Scott D. Buckiso and United States Steel Corporation, dated July 30, 2020.*	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-K filed on February 12, 2021, Commission File Number 1-16811.

(zzzz)	Separation Agreement and Release by and between Kevin P. Bradley and United Stated Steel Corporation, dated October 7, 2019.*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-K filed on February 14, 2020, Commission File Number 1-16811.

(aaaaa)	Separation Agreement and Release by and between Douglas R. Matthews and United States Steel Corporation, dated December 24, 2020.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-K filed on February 12, 2021, Commission File Number 1-16811.

(bbbbb)	Form of Offer Letter to Kenneth E. Jaycox Jr., dated September 19, 2020.*	Incorporated by reference to Exhibit 10.9 to United States Steel Corporation’s Form 10-K filed on February 11, 2022, Commission File Number 1-16811.

(ccccc)	Special Transition Agreement and Release by and between Christine S. Breves and United States Steel Corporation, dated February 15, 2022.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on April 29, 2022, Commission File Number 1-16811.

(ddddd)	Form of Offer Letter to Jessica T. Graziano, dated June 6, 2022.**	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q filed on July 29, 2022, Commission File Number 1-16811.

10.1	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Non-Employee Directors – Base Retainer)

10.2	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Non-Employee Directors – Chair Retainer)

10.3	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Deferred Stock Unit Grant Agreement (Non-Employee Directors – Base Retainer)

10.4	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Deferred Stock Unit Grant Agreement (Non-Employee Directors – Chair Retainer)

19	United States Steel Corporation Insider Trading Policy, effective February 27, 2023.

21	List of Subsidiaries

23	Consent of PricewaterhouseCoopers LLP

24	Powers of Attorney

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosure required under Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act

96.1	Technical Report Summary relating to the Minntac and Keetac iron ore mines, dated February 1, 2024.

97	United States Steel Corporation Executive Officer Recoupment (Clawback) Policy, effective July 25, 2023.

101
The following financial information from United States Steel Corporation's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory plan or arrangement.
** Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Corporation hereby undertakes to furnish supplemental copies of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021
(millions of dollars)
		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Period
Year ended December 31, 2023:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$38	$14	$—	$—	$14	$38
Investments and long-term receivables reserve	4	—	—	—	1	3
Deferred tax valuation allowance:
Domestic	116	—	—	18	—	98
Foreign	3	—	—	—	—	3
Year ended December 31, 2022:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$44	$17	$—	$—	$23	$38
Investments and long-term receivables reserve	4	—	—	—	—	4
Deferred tax valuation allowance:
Domestic	159	18	—	61	—	116
Foreign	3	—	—	—	—	3
Year ended December 31, 2021:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$34	$16	$4	$—	$10	$44
Investments and long-term receivables reserve	5	—	—	—	1	4
Deferred tax valuation allowance:
Domestic	793	86	25	745	—	159
Foreign	3	—	—	—	—	3

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 2, 2024

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
Alica J. Davis

*	Director
Terry L. Dunlap

*	Director
John J. Engel

*	Director
John V. Faraci

*	Director
Murry S. Gerber

*	Director
Jeh C. Johnson

*	Director
Paul A. Mascarenas

*	Director
Michael H. McGarry

*	Board Chair
David S. Sutherland

*	Director
Patricia A. Tracey

*	BY:	/s/ Manpreet S. Grewal
Manpreet S. Grewal
Attorney-in-Fact

GLOSSARY OF CERTAIN DEFINED TERMS

The following definitions apply to terms used in this document:

2026 Senior Convertible Notes	Senior Convertible Notes due November 1, 2026
2052 ADFA Green Bonds	Arkansas Development Finance Authority Environmental Improvement Revenue Bonds due 2052
2053 ADFA Green Bonds	Arkansas Development Finance Authority Environmental Improvement Revenue Bonds due 2053
401(k) plans	defined contribution plans
ABL	Asset-Based Loan
ABO	Accumulated Benefit Obligation
ACHD	Allegheny County Health Department
AD	antidumping
AD/CVD	antidumping and countervailing duty
ADEM	Alabama Department of Environmental Management
ADFA	Arkansas Development Finance Authority
AHSS	advanced high-strength steel
AI	Artificial Intelligence
AISI	American Iron and Steel Institute
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ARPA	American Rescue Plan Act
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BART	Best Available Retrofit Technology
BAT	Best Available Technique
Big River Steel ABL Facility	Big River Steel amended senior secured asset-based revolving credit facility
BOF	Basic Oxygen Furnace Steelmaking
BR2	Big River 2
BRS	Big River Steel
CAA	Clean Air Act
CAFC	U.S. Court of Appeals for the Federal Circuit
CAFE	Corporate Average Fuel Economy
CAMT	corporate alternative minimum tax
CAMU	Corrective Action Management Unit
CBAM	carbon border adjustment mechanism
CDC	Chrome Deposit Corporation
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CFIUS	the Committee on Foreign Investment in the United States
CISO	the Chief Information Security Officer
CISSP	Certified Information Systems Security Professional
CIT	U.S. Court of International Trade
CMIP	Corrective Measure Implementation Plan
CO2	carbon dioxide
CODM	chief operating decision maker
commodity purchase swaps	financial swaps associated with purchases of natural gas, zinc, tin and electricity
COSO	Committee of Sponsoring Organizations of the Treadway Commission
cost cap	per capita dollar maximum the company is expected to pay per participant under the main U. S. Steel benefit plan
Credit Facility Agreement	Sixth Amended and Restated Credit Facility Agreement
CSIRP	Cybersecurity Incident Response Plan
CVD	countervailing duties
CWA	Clean Water Act
DAFW	OSHA Days Away From Work
DOC	U.S. Department of Commerce
Double G	Double G Coatings Company LLC
DR	direct reduced
DRI	direct reduced iron
EAF	Electric Arc Furnace
EBITDA	earnings before interest, taxes, depreciation and amortization

EC	European Commission
ECA	Export Credit Agreement
Effective Time	effective time of the Merger
EGU	electric generating unit
EPS	earnings per share
ERGs	employee resource groups
ERISA	Employee Retirement Income Security Act of 1974
ERM	Enterprise Risk Management
ERP	enterprise resource planning
ERW	electric resistance welded
ESG	environmental, social and governance
ETS	Emissions Trading System
EU	European Union
EU ETS	EU Emissions Trading System
EUA	European Union Emission Allowances
EWPM	electric-weld pipe mill
FASB	Financial Accounting Standards Board
FIFO	first in, first out
FIP	Federal Implementation Plan
Fifth Credit Facility Agreement	Fifth Amended and Restated Credit Facility Agreement
Flat-Rolled	North American Flat-Rolled segment
foreign exchange forwards	foreign exchange forward sales contracts
FX	foreign exchange
GAAP	Generally Accepted Accounting Principles
Gateway	Gateway Energy and Coke Company LLC
GEN3	generation 3
GHG	greenhouse gas
GLNPO	Great Lakes National Program Office
Green Steels	steels made with low greenhouse gas emissions intensity
HDC	Hibbing Development Company
Hibbing	Hibbing Taconite Company
IEPA	Illinois Environmental Protection Agency
IRS	Internal Revenue Service
ISO	International Organization for Standardization
ITC	U.S. International Trade Commission
Keetac	U. S. Steel’s iron ore operations at Keewatin, Minnesota
LIFO	last in, first out
MACT	Maximum Achievable Control Technology
Merger Sub	2023 Merger Subsidiary, Inc., a Delaware corp. and a wholly owned subsidiary of Purchaser
Midwest	Midwest Plant
Minntac	U. S. Steel’s iron ore operations at Mt. Iron, Minnesota
mmbtus	One Million British Thermal Units
mnt	thousand net tons
MPCA	Minnesota Pollution Control Agency
NAAQS	National Ambient Air Quality Standards
NAV	net asset value
NESHAP	National Emission Standards for Hazardous Air Pollutants
NGO	non-grain oriented
NIST	the National Institute of Standards and Technology
non-GAAP	Non-Generally Accepted Accounting Principles
NOV	Notice of Violation
NOx	nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NSC	Nippon Steel Corporation, a Japanese corporation
OCTG	oil country tubular goods
OECD	The Organization for Economic Co-operation and Development
OEM	original equipment manufacturer

Order	Administrative Order on Consent
Other Benefits	defined benefit retiree health care and life insurance plans
Patriot	Patriot Premium Threading Services, LLC
PCAOB	Public Company Accounting Oversight Board (United States)
PFAS	Per- and Polyfluoroalkyl Substances
PII	Personally Identifiable Information
PM	Particulate Matter
PPA	Pension Protection Act of 2006
ppb	parts per billion
PRO-TEC	PRO-TEC Coating Company, U. S. Steel and Kobe Steel Ltd. joint venture
PRP	potentially responsible party
PSU	Performance-based restricted Stock Unit
Purchaser	Nippon Steel North America, Inc., a New York corporation
RCRA	Resource Conservation and Recovery Act
ROCE	Return On Capital Employed
RP	Rehabilitation plan
RSU	Restricted Stock Unit
S&P	Standard & Poor’s
sales swaps	financial swaps hot-rolled coil and iron ore pellet sales
SCF	supply chain finance
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPT	Steelworkers Pension Trust
SSS	site-specific standard
Stelco	Stelco Inc.
sustainable steels	steels made with low greenhouse gas emissions
SWMU	Solid Waste Management Units
the 2005 Plan	2005 Stock Incentive Plan
the 2022 Labor Agreements	collective bargaining agreements with United Steelworkers effective September 1, 2022
the Committee	the Compensation & Organization Committee of the Board of Directors
the "Company"	United States Steel Corporation and its subsidiaries
the Exchange Act	the Securities Exchange Act of 1934, as amended
the "HSR Act"	the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended
the "Insurers"	Banner Life Insurance Company and William Penn Life Insurance Company of New York
the insurer	Pacific Life Insurance Company
the "Merger"	pursuant to which Merger Sub will merge with and into the Company
the "Merger Agreement"	On December 18, 2023, the Company entered into an Agreement and Plan of Merger with Nippon Steel North America, Inc.
the Minntac Mine	iron ore mine located in Mt. Iron, Minnesota
the Omnibus Plan	2016 Omnibus Incentive Compensation Plan, as amended and restated
USSK Credit Agreement	USSK €150 million unsecured sustainability linked credit agreement
TRQ	tariff rate quotas
Transtar	Transtar LLC and its direct and indirect subsidiaries
TSR	Total Shareholder Return
Tubular	Tubular Products segment
U. S. Steel	United States Steel Corporation
U.S. EPA	United States Environmental Protection Agency
U.S. GAAP	accounting standards generally accepted in the United States
UDEQ	Utah Department of Environmental Quality
ug/m3	micrograms per cubic meter
UK	United Kingdom
UPI	USS-POSCO Industries
USSE	U. S. Steel Europe segment

USSK	U. S. Steel Košice
USSTP	U. S. Steel Tubular Products LLC
USTR	United States Trade Representative
USW	United Steelworkers
USX	United States Steel Corporation
VEBA	trusts for retiree healthcare and life insurance
VERP	voluntary early retirement program
welded	seamless and electric resistance welded
WOTUS	Waters of the United States
WTO	World Trade Organization
WQS	water quality standard