Form 10-Q
period 2024-06-30
UNITED STATES STEEL CORP
filed 2024-08-02
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Common stock outstanding at July 29, 2024 – 224,961,894 shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains information regarding the Company and NSC that may constitute “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 and other securities laws, that are subject to risks and uncertainties. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections. Generally, we have identified such forward-looking statements by using the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “target,” “forecast,” “aim,” “should,” “plan,” “goal,” “future,” “will,” “may” and similar expressions or by using future dates in connection with any discussion of, among other things, statements expressing general views about future operating or financial results, operating or financial performance, trends, events or developments that we expect or anticipate will occur in the future, anticipated cost savings, potential capital and operational cash improvements and changes in the global economic environment, the construction or operation of new or existing facilities or capabilities, statements regarding our greenhouse gas emissions reduction goals, as well as statements regarding the proposed transaction, including the timing of the completion of the transaction. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements include all statements that are not historical facts, but instead represent only the Company’s beliefs regarding future goals, plans and expectations about our prospects for the future and other events, many of which, by their nature, are inherently uncertain and outside of the Company’s or NSC’s control. It is possible that the Company’s or NSC’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Management of the Company believes that these forward-looking statements are reasonable as of the time made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. In addition, forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. Risks and uncertainties include without limitation: the ability of the parties to consummate the proposed transaction on a timely basis or at all; the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the proposed transaction; the occurrence of any event, change or other circumstances that could give rise to the termination of the definitive agreement and plan of merger relating to the proposed transaction (the “Merger Agreement”); the risk that the parties to the Merger Agreement may not be able to satisfy the conditions to the proposed transaction in a timely manner or at all; risks related to disruption of management time from ongoing business operations due to the proposed transaction; certain restrictions during the pendency of the proposed transaction that may impact the Company’s ability to pursue certain business opportunities or strategic transactions; the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of the Company’s common stock; the risk of any unexpected costs or expenses resulting from the proposed transaction; the risk of any litigation relating to the proposed transaction; the risk that the proposed transaction and its announcement could have an adverse effect on the ability of the Company or NSC to retain customers and retain and hire key personnel and maintain relationships with customers, suppliers, employees, stockholders and other business relationships and on its operating results and business generally; and the risk the pending proposed transaction could distract management of the Company. The Company directs readers to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and Form 10-K for the year ended December 31, 2023, and the other documents it files with the SEC for other risks associated with the Company’s future performance. These documents contain and identify important factors that could cause actual results to differ materially from those contained in the forward-looking statements. All information in this report is as of the date above. The Company does not undertake any duty to update any forward-looking statement to conform the statement to actual results or changes in the Company’s expectations whether as a result of new information, future events or otherwise, except as required by law.

References in this Quarterly Report on Form 10-Q to (i) "U. S. Steel," "the Company," "we," "us," and "our" refer to United States Steel Corporation and its consolidated subsidiaries unless otherwise indicated by the context and (ii) “Big River Steel” refer to Big River Steel Holdings LLC and its direct and indirect subsidiaries unless otherwise indicated by the context.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2024	2023	2024	2023
Net sales:
Net sales	$3,473	$4,520	$6,973	$8,432
Net sales to related parties (Note 19)	645	488	1,305	1,046
Total (Note 6)	4,118	5,008	8,278	9,478
Operating expenses (income):
Cost of sales (excludes items shown below)	3,629	4,161	7,294	8,114
Selling, general and administrative expenses	105	103	224	202
Depreciation, depletion and amortization	217	224	427	445
Earnings from investees	(45)	(38)	(59)	(25)
Asset impairment charges	12	—	19	4
Restructuring and other charges (Note 20)	—	2	6	3
Other losses (gains), net	19	(8)	32	(18)
Total	3,937	4,444	7,943	8,725
Earnings before interest and income taxes	181	564	335	753
Interest expense	2	20	4	47
Interest income	(25)	(34)	(57)	(64)
Loss on debt extinguishment	1	—	2	—
Other financial costs	5	6	16	12
Net periodic benefit income	(33)	(41)	(66)	(83)
Net gain from investments related to active employee benefits (Note 16)	(8)	(8)	(12)	(30)
Net interest and other financial benefits	(58)	(57)	(113)	(118)
Earnings before income taxes	239	621	448	871
Income tax expense (Note 12)	56	144	94	195
Net earnings	183	477	354	676
Less: Net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings attributable to United States Steel Corporation	$183	$477	$354	$676
Earnings per common share (Note 13):
Earnings per share attributable to United States Steel Corporation stockholders:
'-Basic	$0.82	$2.12	$1.58	$2.99
'-Diluted	$0.72	$1.89	$1.40	$2.67

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2024	2023	2024	2023
Net earnings	$183	$477	$354	$676
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	(18)	(1)	(54)	31
Changes in pension and other employee benefit accounts	(5)	(12)	(12)	(22)
Changes in derivative financial instruments	32	33	75	(11)
Changes in fair value of active employee benefit investments	—	(1)	—	2
Total other comprehensive income, net of tax	9	19	9	—
Comprehensive income including noncontrolling interest	192	496	363	676
Comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive income attributable to United States Steel Corporation	$192	$496	$363	$676
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents (Note 7)	$2,031	$2,948
Receivables, less allowance of $40 and $38	1,508	1,390
Receivables from related parties (Note 19)	170	158
Inventories (Note 8)	2,020	2,128
Other current assets	221	319
Total current assets	5,950	6,943
Long-term restricted cash (Note 7)	32	32
Operating lease assets	90	109
Property, plant and equipment	25,148	23,975
Less accumulated depreciation and depletion	13,926	13,582
Total property, plant and equipment, net	11,222	10,393
Investments and long-term receivables, less allowance of $3 in both periods	809	761
Intangibles, net (Note 9)	426	436
Deferred income tax benefits (Note 12)	4	19
Goodwill (Note 9)	920	920
Other noncurrent assets	963	838
Total assets	$20,416	$20,451
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$2,471	$2,889
Accounts payable to related parties (Note 19)	209	139
Payroll and benefits payable	333	442
Accrued taxes	172	222
Accrued interest	69	70
Current operating lease liabilities	40	44
Short-term debt and current maturities of long-term debt (Note 15)	162	142
Total current liabilities	3,456	3,948
Noncurrent operating lease liabilities	58	73
Long-term debt, less unamortized discount and debt issuance costs (Note 15)	4,078	4,080
Employee benefits	117	126
Deferred income tax liabilities (Note 12)	679	587
Deferred credits and other noncurrent liabilities	542	497
Total liabilities	8,930	9,311
Contingencies and commitments (Note 21)
Stockholders’ Equity (Note 17):
Common stock (287,752,765 and 285,959,739 shares issued) (Note 13)	288	286
Treasury stock, at cost (62,797,237 shares and 62,288,523 shares)	(1,442)	(1,418)
Additional paid-in capital	5,281	5,253
Retained earnings	7,211	6,880
Accumulated other comprehensive income (Note 18)	55	46
Total United States Steel Corporation stockholders’ equity	11,393	11,047
Noncontrolling interests	93	93
Total liabilities and stockholders’ equity	$20,416	$20,451
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2024	2023
Increase (decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net earnings	$354	$676
Adjustments to reconcile to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	427	445
Asset impairment charges	19	4
Restructuring and other charges (Note 20)	6	3
Loss on debt extinguishment	2	—
Pensions and other postretirement benefits	(62)	(84)
Active employee benefit investments	41	7
Deferred income taxes (Note 12)	87	135
Net gain on sale of assets	(1)	(2)
Equity investee earnings, net of distributions received	(48)	(24)
Changes in:
Current receivables	(156)	(232)
Inventories	89	(167)
Current accounts payable and accrued expenses	(152)	288
Income taxes receivable/payable	(42)	48
All other, net	(118)	(203)
Net cash provided by operating activities	446	894
Investing activities:
Capital expenditures	(1,271)	(1,353)
Proceeds from sale of assets	1	3
Other investing activities	(5)	—
Net cash used in investing activities	(1,275)	(1,350)
Financing activities:
Issuance of long-term debt, net of financing costs (Note 15)	—	238
Repayment of long-term debt (Note 15)	(33)	(20)
Common stock repurchased (Note 22)	—	(150)
Other financing activities	(43)	(42)
Net cash (used in) provided by financing activities	(76)	26
Effect of exchange rate changes on cash	(10)	8
Net decrease in cash, cash equivalents and restricted cash	(915)	(422)
Cash, cash equivalents and restricted cash at beginning of year (Note 7)	2,988	3,539
Cash, cash equivalents and restricted cash at end of period (Note 7)	$2,073	$3,117

Non-cash investing and financing activities:
Change in accrued capital expenditures	$(173)	$(146)
U. S. Steel common stock issued for employee/non-employee director stock plans	37	28
Capital expenditures funded by finance lease borrowings	51	55
Export Credit Agreement (ECA) financing	—	2
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
Agreement and Plan of Merger with Nippon Steel Corporation

On December 18, 2023, the Company entered into an Agreement and Plan of Merger (such agreement, as it may be amended, modified or supplemented from time to time, the “Merger Agreement”) by and among the Company, Nippon Steel North America, Inc., a New York corporation (“Purchaser”), 2023 Merger Subsidiary, Inc., a Delaware corporation and a wholly owned subsidiary of Purchaser (“Merger Sub”), and solely as provided in Section 9.13 therein, Nippon Steel Corporation, a Japanese corporation (“NSC”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Purchaser (the “Merger”). On April 12, 2024, the Company obtained the approval of its stockholders required to adopt the Merger Agreement. U. S. Steel stockholders approved the Merger with 98.8% approval of shares voted, satisfying a significant condition to closing. Subject to the terms and conditions set forth in the Merger Agreement, each share of the Company's common stock, par value $1.00 per share, outstanding immediately prior to the effective time of the Merger (the "Effective Time") will, at the Effective Time, automatically be converted into the right to receive $55.00 per share in cash, without interest, subject to any required tax withholding. The Company and NSC are continuing to pursue certain required regulatory approvals in the United States and expect to close in the second half of 2024. The Company and NSC each received, and are working to respond to, a request for additional information and documentary materials from the U.S. Department of Justice in connection with the antitrust review of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. All required regulatory approvals outside of the United States related to the Merger have been received.

The Merger Agreement requires us to operate in the ordinary course of business and restricts us, without the consent of Purchaser, from taking certain specified actions agreed by the parties to be outside the ordinary course of business until the pending Merger occurs or the Merger Agreement terminates.

2.    New Accounting Standards

During the six months ended June 30, 2024, and the twelve months ended December 31, 2023, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company's financial position, operations or cash flows.

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
The underlying costs from suppliers that elected to participate in the SCF program are generally recorded in cost of sales in the Company’s Condensed Consolidated Statement of Operations. Amounts due to suppliers who participate in the SCF program are reflected in accounts payable and accrued expenses on the Company’s Condensed Consolidated Balance Sheet and payments on the obligations by our suppliers are included in cash used in operating activities in the Condensed Consolidated Statement of Cash Flows. As of June 30, 2024, accounts payable and accrued expenses included $63 million of outstanding payment obligations which suppliers elected to sell to participating financial institutions.
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

The results of segment operations for the three months ended June 30, 2024, and 2023 are:

(In millions) Three Months Ended June 30, 2024	Customer Sales	Intersegment Sales	Net Sales	Earnings (loss) from investees	Earnings (loss) before interest and income taxes
Flat-Rolled	$2,623	$64	$2,687	$40	$183
Mini Mill	510	91	601	—	28
USSE	743	7	750	—	(10)
Tubular	241	2	243	5	29
Total reportable segments	4,117	164	4,281	45	230
Other	1	—	1	—	(4)
Reconciling Items and Eliminations	—	(164)	(164)	—	(45)
Total	$4,118	$—	$4,118	$45	$181

Three Months Ended June 30, 2023
Flat-Rolled	$2,956	$93	$3,049	$29	$231
Mini Mill	619	169	788	—	132
USSE	1,032	7	1,039	—	72
Tubular	398	—	398	9	157
Total reportable segments	5,005	269	5,274	38	592
Other	3	—	3	—	(12)
Reconciling Items and Eliminations	—	(269)	(269)	—	(16)
Total	$5,008	$—	$5,008	$38	$564

The results of segment operations for the six months ended June 30, 2024, and 2023 are:

(In millions) Six Months Ended June 30, 2024	Customer Sales	Intersegment Sales	Net Sales	Earnings (loss) from investees	Earnings (loss) before interest and income taxes
Flat-Rolled	$5,014	$126	$5,140	$45	$217
Mini Mill	1,088	216	1,304	—	127
USSE	1,661	14	1,675	—	6
Tubular	512	6	518	14	86
Total reportable segments	8,275	362	8,637	59	436
Other	3	—	3	—	(6)
Reconciling Items and Eliminations	—	(362)	(362)	—	(95)
Total	$8,278	$—	$8,278	$59	$335

Six Months Ended June 30, 2023
Flat-Rolled	$5,526	$183	$5,709	$13	$224
Mini Mill	1,172	239	1,411	—	144
USSE	1,870	13	1,883	—	38
Tubular	903	1	904	12	389
Total reportable segments	9,471	436	9,907	25	795
Other	7	—	7	—	(9)
Reconciling Items and Eliminations	—	(436)	(436)	—	(33)
Total	$9,478	$—	$9,478	$25	$753

A summary of total assets by segment is as follows:

(In millions)	June 30, 2024	December 31, 2023
Flat-Rolled	$7,387	$7,546
Mini Mill (a)	8,499	7,569
USSE	2,132	2,229
Tubular	955	1,002
Total reportable segments	$18,973	$18,346
Other	$129	$140
Corporate, reconciling items, and eliminations (b)	1,314	1,965
Total assets	$20,416	$20,451
(a) Includes assets of $3.9 billion and $3.0 billion at June 30, 2024, and December 31, 2023, respectively, related to a new technologically advanced flat rolled steelmaking facility, Big River 2 (BR2), currently under construction near Osceola, Arkansas.
(b) The majority of corporate, reconciling items, and eliminations is comprised of cash and the elimination of intersegment amounts.

The following is a schedule of reconciling items to consolidated earnings before interest and income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Items not allocated to segments:
Restructuring and other charges (Note 20)	$—	$(2)	$(6)	$(3)
Stock-based compensation expense (Note 11)	(16)	(12)	(27)	(23)
Asset impairment charges	(12)	—	(19)	(4)
Environmental remediation charges	(1)	(2)	(3)	(2)
Strategic alternatives review process costs	(18)	—	(41)	—
Other charges, net	2	—	1	(1)
Total reconciling items	$(45)	$(16)	$(95)	$(33)

5.    Disposition

In December 2023, production at USS-UPI, LLC ("UPI") was indefinitely idled. The Company has accrued a total of $62 million and $108 million for severance, exit costs and employee benefits as of June 30, 2024 and December 31, 2023, respectively. Payments of $5 million and $45 million for these items were made during the three months and six months ended June 30, 2024, respectively. The Company has previously committed to, and continues to intend to, pursue the disposition of certain assets related to the UPI facility.
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

The following tables disaggregate our revenue by product for each of the reportable business segments for the three months and six months ended June 30, 2024, and 2023, respectively (Net Sales by Product, in millions, excluding intersegment sales):

Three Months Ended June 30, 2024	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$23	$—	$24	$—	$—	$47
Hot-rolled sheets	406	275	352	—	—	1,033
Cold-rolled sheets	991	72	62	—	—	1,125
Coated sheets	784	161	265	—	—	1,210
Tubular products	—	—	15	237	—	252
All Other (a)	419	2	25	4	1	451
Total	$2,623	$510	$743	$241	$1	$4,118
(a) Consists primarily of sales of raw materials and coke making by-products.

Three Months Ended June 30, 2023	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$77	$—	$38	$—	$—	$115
Hot-rolled sheets	549	331	507	—	—	1,387
Cold-rolled sheets	958	102	80	—	—	1,140
Coated sheets	922	184	357	—	—	1,463
Tubular products	—	—	15	393	—	408
All Other (a)	450	2	35	5	3	495
Total	$2,956	$619	$1,032	$398	$3	$5,008
(a) Consists primarily of sales of raw materials and coke making by-products.

Six Months Ended June 30, 2024	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$51	$—	$49	$—	$—	$100
Hot-rolled sheets	898	589	827	—	—	2,314
Cold-rolled sheets	1,936	170	139	—	—	2,245
Coated sheets	1,544	326	565	—	—	2,435
Tubular products	—	—	27	505	—	532
All Other (a)	585	3	54	7	3	652
Total	$5,014	$1,088	$1,661	$512	$3	$8,278
(a) Consists primarily of sales of raw materials and coke making by-products.

Six Months Ended June 30, 2023	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$136	$—	$70	$—	$—	$206
Hot-rolled sheets	1,103	663	855	—	—	2,621
Cold-rolled sheets	1,859	174	151	—	—	2,184
Coated sheets	1,775	332	697	—	—	2,804
Tubular products	—	—	27	893	—	920
All Other (a)	653	3	70	10	7	743
Total	$5,526	$1,172	$1,870	$903	$7	$9,478
(a) Consists primarily of sales of raw materials and coke making by-products.
7.     Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within U. S. Steel's Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statement of Cash Flows:

(In millions)	June 30, 2024	December 31, 2023	June 30, 2023
Cash and cash equivalents	$2,031	$2,948	$3,080
Restricted cash in other current assets	10	8	5
Long-term restricted cash	32	32	32
Total cash, cash equivalents and restricted cash	$2,073	$2,988	$3,117

Amounts included in restricted cash represent cash balances which are legally or contractually restricted, primarily for insurance purposes, environmental liabilities and certain capital projects.
8.    Inventories
The last-in, first-out (LIFO) method is the predominant method of inventory costing for our Flat-Rolled and Tubular segments. The first-in, first-out (FIFO) and moving average methods are the predominant inventory costing methods for our Mini Mill segment and the FIFO method is the predominant inventory costing method for our USSE segment. At June 30, 2024, and December 31, 2023, the LIFO method accounted for 51 percent and 53 percent of total inventory values, respectively.

(In millions)	June 30, 2024	December 31, 2023
Raw materials	$877	$773
Semi-finished products	753	877
Finished products	344	428
Supplies and sundry items	46	50
Total	$2,020	$2,128
Current acquisition costs for LIFO inventories were estimated to exceed the above inventory values by $1.2 billion at both June 30, 2024, and December 31, 2023, respectively. As a result of the liquidation of LIFO inventories, cost of sales decreased and earnings before interest and income taxes increased by $7 million and $9 million for the three months and six months ended June 30, 2024, respectively. Cost of sales decreased and earnings before interest and income taxes increased by $3 million and $12 million for the three months and six months ended June 30, 2023, respectively, as a result of liquidation of LIFO inventories.
9.     Intangible Assets and Goodwill
Intangible assets that are being amortized on a straight-line basis over their estimated useful lives are detailed below:

		As of June 30, 2024			As of December 31, 2023
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22 Years	$413	$65	$348	$413	$56	$357
Patents	5-15 Years	17	14	3	17	13	4
Energy Contract	2 Years	—	—	—	54	54	—
Total amortizable intangible assets		$430	$79	$351	$484	$123	$361
Amortization expense was $10 million and $21 million for the six months ended June 30, 2024 and 2023, respectively.
Total estimated amortization expense for the remainder of 2024 is $10 million. We expect approximately $97 million in total amortization expense from 2025 through 2029 and approximately $244 million in remaining amortization expense thereafter.
The carrying amount of acquired water rights with indefinite lives as of June 30, 2024, and December 31, 2023, totaled $75 million.
Below is a summary of goodwill by segment for the six months ended June 30, 2024:

	Flat-Rolled	Mini Mill	USSE	Tubular	Total
Balance at December 31, 2023	$—	$916	$4	$—	$920
Additions	—	—	—	—	—
Balance at June 30, 2024	$—	$916	$4	$—	$920

10.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost (income) for the three months ended June 30, 2024, and 2023:

	Pension Benefits		Other Benefits
(In millions)	2024	2023	2024	2023
Service cost	$8	$8	$1	$2
Interest cost	53	55	15	17
Expected return on plan assets	(75)	(82)	(19)	(15)
Amortization of prior service cost (credit)	4	4	(7)	(6)
Amortization of actuarial net loss (gain)	11	3	(16)	(18)
Net periodic benefit cost (income), excluding below	1	(12)	(26)	(20)
Multiemployer plans	20	21	—	—
Net periodic benefit cost (income)	$21	$9	$(26)	$(20)
The following table reflects the components of net periodic benefit cost (income) for the six months ended June 30, 2024, and 2023:

	Pension Benefits		Other Benefits
(In millions)	2024	2023	2024	2023
Service cost	$15	$16	$2	$3
Interest cost	106	110	30	34
Expected return on plan assets	(149)	(164)	(37)	(30)
Amortization of prior service cost (credit)	8	9	(14)	(12)
Amortization of actuarial net loss (gain)	22	6	(32)	(36)
Net periodic benefit cost (income), excluding below	2	(23)	(51)	(41)
Multiemployer plans	40	42	—	—
Net periodic benefit cost (income)	$42	$19	$(51)	$(41)

Employer Contributions
During the first six months of 2024, U. S. Steel made cash payments of $41 million to the Steelworkers Pension Trust and $0.6 million of pension payments not funded by trusts.

During the first six months of 2024, cash payments of $13 million were made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $12 million and $13 million for the three months ended June 30, 2024, and 2023, respectively. Company contributions to defined contribution plans totaled $23 million and $24 million for the six months ended June 30, 2024, and 2023, respectively.

11.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee (the Committee) of the Board of Directors, or its designee, under the 2005 Stock Incentive Plan (the 2005 Plan) and the 2016 Omnibus Incentive Compensation Plan, as amended and restated (the Omnibus Plan). On April 26, 2016, the Company's stockholders approved the Omnibus Plan and, between 2016 and the present, authorized the Company to issue up to 32,700,000 shares in the aggregate of U. S. Steel common stock under the Omnibus Plan. While the awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of June 30, 2024, there were 3,546,187 shares available for future grants under the Omnibus Plan.

Recent grants of stock-based compensation consist of restricted stock units, total stockholder return (TSR) performance awards and return on capital employed (ROCE) performance awards. Shares of common stock under the Omnibus Plan are issued from authorized, but unissued stock. The following table is a summary of the awards made under the Omnibus Plan during the first six months of 2024 and 2023.

	2024		2023
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Restricted Stock Units	801,540	$47.30	1,274,520	$29.90
Performance Awards (c)
TSR	—	$—	185,120	$37.41
ROCE (d)	230,350	$46.96	357,020	$29.35
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted average for all grants during the period.
(c) The number of performance awards shown represents the target share grant of the award.
(d) A portion of ROCE awards granted in 2024 and 2023 are not shown in the table because they were granted in cash.

U. S. Steel recognized pretax stock-based compensation expense in the amount of $16 million and $12 million in the three-month periods ended June 30, 2024, and 2023, respectively and $27 million and $23 million in the first six months of 2024 and 2023, respectively.

As of June 30, 2024, total future compensation expense related to nonvested stock-based compensation arrangements was $66 million, and the weighted average period over which this expense is expected to be recognized is approximately 25 months.

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
12.    Income Taxes
Tax provision
For the six months ended June 30, 2024, and 2023, the Company recorded a tax provision of $94 million and $195 million, respectively. The tax provisions for the first six months of 2024 and 2023 were based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss and discrete items recognized during the period, if applicable.

Throughout the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2024 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2024 could be materially different from the forecasted amount used to estimate the tax provision for the six months ended June 30, 2024.

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

The tax provision for the six months ended June 30, 2024, reflects the impact of CAMT and Pillar 2, which were not material to the Condensed Consolidated Financial Statements.

13.    Earnings and Dividends Per Common Share
Earnings Per Share Attributable to United States Steel Corporation Stockholders
The effect of dilutive securities on weighted average common shares outstanding included in the calculation of diluted earnings per common share for the three and six months ended June 30, 2024, and June 30, 2023, were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2024	2023	2024	2023
Earnings attributable to United States Steel Corporation stockholders:
Basic	$183	$477	$354	$676
Interest expense on Senior Convertible Notes, net of tax	1	3	1	7
Diluted	$184	$480	$355	$683
Weighted-average shares outstanding (in thousands):
Basic	224,893	225,538	224,496	226,430
Effect of Senior Convertible Notes	26,156	26,194	26,162	26,194
Effect of stock options, restricted stock units and performance awards	3,199	2,423	3,770	3,133
Diluted	254,248	254,155	254,428	255,757
Earnings per share attributable to United States Steel Corporation stockholders:
Basic	$0.82	$2.12	$1.58	$2.99
Diluted	$0.72	$1.89	$1.40	$2.67
Excluded from the computation of diluted earnings per common share due to their anti-dilutive effect were 1.0 million and 0.5 million outstanding securities granted under the Omnibus Plan for the three and six months ended June 30, 2024, respectively, and 2.5 million and 1.7 million outstanding securities granted under the Omnibus Plan for the three and six months ended June 30, 2023, respectively.

The dividend for each of the first and second quarters of 2024 and 2023 was five cents per common share.
14.    Derivative Instruments
U. S. Steel uses foreign exchange forward sales contracts (foreign exchange forwards) with maturities up to 11 months to manage our currency requirements and exposure to foreign currency exchange rate fluctuations. The USSE and Flat-Rolled segments use hedge accounting for their foreign exchange forwards.
U. S. Steel also uses financial swaps to mitigate commodity price risks related to the procurement of natural gas, zinc, tin, electricity, and iron ore (commodity purchase swaps). We have elected cash flow hedge accounting for these commodity purchase swaps, which have maturities of up to 17 months.

U. S. Steel has entered into financial swaps that are used to partially manage the sales price risk of certain hot-rolled coil sales and iron ore sales (sales swaps). The sales swaps are accounted for using hedge accounting and have maturities of up to 6 months.

The table below shows the outstanding swap quantities used to hedge forecasted purchases and sales as of June 30, 2024, and June 30, 2023:

Hedge Contracts	Classification	June 30, 2024	June 30, 2023
Natural gas (in mmbtus)	Commodity purchase swaps	22,605,000	32,511,700
Tin (in metric tons)	Commodity purchase swaps	—	700
Zinc (in metric tons)	Commodity purchase swaps	22,246	25,267
Electricity (in megawatt hours)	Commodity purchase swaps	153,336	256,800
Iron ore (in metric tons)	Commodity purchase swaps	457,000	240,000
Iron ore (in metric tons)	Sales swaps	630,514	845,838
Hot-rolled coils (in tons)	Sales swaps	178,000	311,000
Foreign currency (in millions of euros)	Foreign exchange forwards	€399	€446
Foreign currency (in millions of dollars)	Foreign exchange forwards	$15	$68

The following summarizes the fair value amounts included in our Condensed Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023:

Balance Sheet Location (in millions)	June 30, 2024	December 31, 2023
Designated as Hedging Instruments
Accounts receivable	$39	$4
Accounts payable	13	81
Investments and long-term receivables	1	—
Other long-term liabilities	2	2
The table below summarizes the effect of hedge accounting on Accumulated Other Comprehensive Income (AOCI) and amounts reclassified from AOCI into earnings for the three and six months ended June 30, 2024, and 2023:

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Location of Reclassification from AOCI	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Sales swaps	$21	$31	Net sales	$1	$(12)
Commodity purchase swaps	17	9	Cost of sales (a)	(10)	(36)
Foreign exchange forwards	1	4	Cost of sales	4	(1)
(a) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.

	Gain (Loss) on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Location of Reclassification from AOCI	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Sales swaps	$71	$—	Net sales	$(29)	$(9)
Commodity purchase swaps	14	(9)	Cost of sales (a)	(26)	(45)
Foreign exchange forwards	13	(5)	Cost of sales	5	3
(a) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.

At current contract values, $2 million currently in AOCI as of June 30, 2024, will be recognized as a decrease in cost of sales over the next year and $25 million currently in AOCI as of June 30, 2024, will be recognized an increase in net sales over the next year.
Foreign exchange forwards and commodity purchase swaps where hedge accounting was not elected generated a net loss of $1 million for the six months ended June 30, 2024. Foreign exchange forwards and commodity purchase swaps where hedge accounting was not elected generated a net gain of $1 million and a net loss of $10 million for the three and six months ended June 30, 2023, respectively.

15.    Debt

(In millions)	Issuer/Borrower	Interest Rates %	Maturity	June 30, 2024	December 31, 2023
2037 Senior Notes	U. S. Steel	6.650	2037	274	274
2026 Senior Convertible Notes	U. S. Steel	5.000	2026	349	350
2029 Senior Notes	U. S. Steel	6.875	2029	475	475
2029 Senior Secured Notes	Big River Steel	6.625	2029	720	720
Environmental Revenue Bonds	U. S. Steel	4.125 - 6.750	2024 - 2053	1,164	1,164
Environmental Revenue Bonds	Big River Steel	4.500 - 4.750	2049	752	752
Finance leases and all other obligations	U. S. Steel	Various	2024 - 2029	184	157
Finance leases and all other obligations	Big River Steel	Various	2024 - 2027	166	167
Export Credit Agreement	U. S. Steel	Variable	2031	91	97
Credit Facility Agreement	U. S. Steel	Variable	2027	—	—
Big River Steel ABL Facility	Big River Steel	Variable	2026	—	—
USSK Credit Agreement	U. S. Steel Kosice	Variable	2026	—	—
USSK Credit Facility	U. S. Steel Kosice	Variable	2024	—	—
Total Debt				4,175	4,156
Less unamortized discount, premium, and debt issuance costs				(65)	(66)
Less short-term debt, long-term debt due within one year, and short-term issuance costs				162	142
Long-term debt				$4,078	$4,080

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

Big River Steel LLC must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent twelve consecutive months when availability under the Big River Steel ABL Facility is less than the greater of ten percent of the borrowing base availability and $13 million. Based on the most recent four quarters as of June 30, 2024, Big River Steel would have met the fixed charge coverage ratio test. The facility includes affirmative and negative covenants and events of default that are customary for facilities of this type.

There were no loans outstanding under the Big River Steel ABL Facility at June 30, 2024. Availability under the Big River Steel ABL Facility, pursuant to the available borrowing base was $306 million at June 30, 2024.

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

The Credit Facility Agreement provides for borrowings for working capital and general corporate purchases in an amount equal to the lesser of (a) $1,750 million or (b) a borrowing base calculated based on specified percentages of eligible accounts receivable and inventory, subject to certain adjustments and reserves. As of June 30, 2024, there were approximately $4 million of letters of credit issued and no amounts drawn under the Credit Facility Agreement. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of ten percent of the maximum facility availability and $140 million. Based on the most recent four quarters as of June 30, 2024, the Company would have met the fixed charge coverage ratio test.

U. S. Steel Košice (USSK) Credit Facilities
On September 28, 2023, the Company elected to reduce the size of the USSK Credit Agreement from €300 million to €150 million (approximately $161 million). The reduced credit facility size supports USSK’s liquidity needs and is consistent with efforts to optimize costs and the global liquidity position. The USSK Credit Agreement matures in 2026 and contains sustainability targets related to greenhouse gas emissions intensity reduction, safety performance and facility certification by ResponsibleSteel™.

Under the USSK Credit Agreement, USSK is required to maintain a net debt to EBITDA ratio of less than 3.50:1.00 (the “EBITDA Ratio Covenant”), as measured on a rolling twelve month basis on June 30th and December 31st of each year. At June 30, 2024, USSK was in compliance with the EBITDA Ratio Covenant and the USSK Credit Agreement was undrawn and fully available.

During the first quarter of 2023, USSK increased the size of its €20 million credit facility to €30 million (approximately $32 million) (the USSK Credit Facility). At June 30, 2024, USSK had no borrowings under the USSK Credit Facility, and the availability was approximately $15 million due to approximately $17 million of customs and other guarantees outstanding.
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
Surplus VEBA assets
During the fourth quarter 2022, U. S. Steel and the United Steelworkers (USW) agreed to utilize the overfunded OPEB plans to support the benefits provided to active represented employees. Beginning January 1, 2023, this agreement allows the Company to use a certain amount of surplus VEBA assets (the surplus amount) to pay for legally permissible benefits under Section 501(c)(9) of the Internal Revenue Code for active employees and retirees of the USW. The surplus amount of $595 million was determined as of December 31, 2022, and was the balance of VEBA assets in excess of 135% of the retiree obligation at that time. On January 1, 2023, a subaccount was created and consisted of a pro-rata share of the existing trust. On February 1, 2023, using January 31, 2023 asset values, a new investment strategy was implemented and comprised of existing investments from the VEBA trust and cash. On February 1, 2023, certain assets were transferred from the VEBA to the subaccount. The Company is permitted to withdraw a target of $75 million annually, with a guaranteed annual minimum of $50 million, on a quarterly pro rata basis, from the subaccount to cover the cost of the permissible benefits for active USW employees and USW retirees. If after the annual withdrawal of $75 million, the subaccount value decreases by less than $40 million annually (defined as the "Threshold Surplus"), the Company may withdraw the excess above the Threshold Surplus. Based on the value of the subaccount as of December 31, 2023, approximately $15 million was withdrawn from the subaccount in January 2024 to pay for permissible benefits. The surplus VEBA assets subaccount portfolio consists of fixed income securities including corporate bonds, U.S. government bonds, a commingled equity fund, and U.S. Treasury notes, in addition to alternatives including investments in private credit partnerships and real estate funds. A portion of the corporate bonds are classified as available-for-sale debt securities, with unrealized gains and losses reported in Accumulated other comprehensive income. Upon sale, realized gains and losses are reported in earnings. All other investments in the subaccount are financial instruments measured at fair value or net asset value, with gains and losses recognized through net earnings and are reported as Net gain from investments related to active employee benefits on the Company's Condensed Consolidated Statements of Operations.

As of June 30, 2024, the fair value of the surplus VEBA assets subaccount portfolio was $529 million, with $75 million in Other current assets and $454 million in Other noncurrent assets on the Condensed Consolidated Balance Sheet.

As of December 31, 2023, the fair value of the surplus VEBA assets subaccount portfolio was $570 million, with $89 million in Other current assets and $481 million in Other noncurrent assets on the Consolidated Balance Sheet.

The value of corporate bonds classified as available-for-sale debt securities was $171 million and $208 million as of June 30, 2024, and December 31, 2023, respectively. A total pretax net gain related to available for sale securities of $7 million was included in Accumulated other comprehensive income as of June 30, 2024, and December 31, 2023.

During the three months and six months ended June 30, 2024, pretax net gains of $8 million and $12 million were recognized in Net gain from investments related to active employee benefits, respectively. During the three months and six months ended June 30, 2024, immaterial pretax net losses were recognized in Accumulated other comprehensive income.

During the three months and six months ended June 30, 2023, pretax net gains of $8 million and $30 million were recognized in Net gain from investments related to active employee benefits, respectively. During the three months and six months ended June 30, 2023, pretax net losses of $1 million and pretax net gains of $3 million were recognized in Accumulated other comprehensive income, respectively.
The fair value of the subaccount portfolio by asset category as of June 30, 2024, and December 31, 2023, were as follows (in millions):

	June 30, 2024					December 31, 2023
	Level 1	Level 2	Level 3	measured at NAV (a)	Total	Level 1	Level 2	Level 3	measured at NAV (a)	Total
Asset Category
Fixed Income
Corporate bonds - U.S.	$—	$161	$—	$—	$161	$—	$191	$—	$—	$191
Corporate bonds - Non-U.S.	—	51	—	—	51	—	56	—	—	56
U.S. government bonds	—	108	—	—	108	—	86	—	—	86
Mortgage and asset-backed securities	—	16	—	—	16	—	12	—	—	12
Total fixed income	$—	$336	$—	$—	$336	$—	$345	$—	$—	$345
Alternatives
Private credit partnerships	—	—	30	79	109	—	—	58	64	122
Other alternatives	—	—	—	19	19	—	—	—	18	18
Total alternatives	$—	$—	$30	$98	$128	$—	$—	$58	$82	$140
Commingled Funds	—	—	—	16	16	—	—	—	61	61
Other (b)	51	—	(2)	—	49	25	—	(1)	—	24
Total assets at fair value	$51	$336	$28	$114	$529	$25	$345	$57	$143	$570
(a) In accordance with ASC Topic 820, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
(b) Includes cash, accrued income, and miscellaneous payables.

The following table summarizes U. S. Steel’s financial liabilities that were not carried at fair value at June 30, 2024, and December 31, 2023. The fair value of long-term debt was determined using Level 2 inputs.

	As of June 30, 2024		As of December 31, 2023
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$4,503	$3,890	$4,797	$3,899
(a) Excludes finance lease obligations.

17.    Statement of Changes in Stockholders' Equity

The following table reflects the first six months of 2024 and 2023 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Six Months Ended June 30, 2024 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$11,140	$6,880	$46	$286	$(1,418)	$5,253	$93
Comprehensive income (loss):
Net earnings	171	171	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	(7)	—	(7)	—	—	—	—
Currency translation adjustment	(36)	—	(36)	—	—	—	—
Derivative financial instruments	43	—	43	—	—	—	—
Employee stock plans	(8)	—	—	2	(23)	13	—
Dividends paid on common stock	(12)	(12)	—	—	—	—	—
Other	1	1	—	—	—	—	—
Balance at March 31, 2024	$11,292	$7,040	$46	$288	$(1,441)	$5,266	$93
Comprehensive income (loss):
Net earnings	183	183	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	(5)	—	(5)	—	—	—	—
Currency translation adjustment	(18)	—	(18)	—	—	—	—
Derivative financial instruments	32	—	32	—	—	—	—
Employee stock plans	14	—	—	—	(1)	15	—
Dividends paid on common stock	(11)	(11)	—	—	—	—	—
Other	(1)	(1)	—	—	—	—	—
Balance at June 30, 2024	$11,486	$7,211	$55	$288	$(1,442)	$5,281	$93

Six Months Ended June 30, 2023 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$10,311	$6,030	$(85)	$283	$(1,204)	$5,194	$93
Comprehensive income (loss):
Net earnings	199	199	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	(10)	—	(10)	—	—	—	—
Currency translation adjustment	32	—	32	—	—	—	—
Derivative financial instruments	(44)	—	(44)	—	—	—	—
Active employee benefit investments	3	—	3	—	—	—	—
Employee stock plans	(9)	—	—	2	(22)	11	—
Common stock repurchased	(75)	—	—	—	(75)	—	—
Dividends paid on common stock	(12)	(12)	—	—	—	—	—
Balance at March 31, 2023	$10,395	$6,217	$(104)	$285	$(1,301)	$5,205	$93
Comprehensive income (loss):
Net earnings	477	477	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	(12)	—	(12)	—	—	—	—
Currency translation adjustment	(1)	—	(1)	—	—	—	—
Derivative financial instruments	33	—	33	—	—	—	—
Active employee benefit investments	(1)	—	(1)	—	—	—	—
Employee stock plans	14	—	—	—	1	13	—
Common stock repurchased	(75)	—	—	—	(75)	—	—
Excise tax on common stock repurchased	(1)	—	—	—	(1)	—	—
Dividends paid on common stock	(11)	(11)	—	—	—	—	—
Balance at June 30, 2023	$10,818	$6,683	$(85)	$285	$(1,376)	$5,218	$93

18.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions)	Pension and Other Benefit Items	Foreign Currency Items	Unrealized (Loss) Gain on Derivatives	Active Employee Benefit Investments	Total
Balance at December 31, 2023	$(241)	$334	$(52)	$5	$46
Other comprehensive (loss) income before reclassifications	—	(54)	44	1	(9)
Amounts reclassified from AOCI (a)	(12)	—	31	(1)	18
Net current-period other comprehensive (loss) income	(12)	(54)	75	—	9
Balance at June 30, 2024	$(253)	$280	$23	$5	$55

Balance at December 31, 2022	$(322)	$280	$(43)	$—	$(85)
Other comprehensive income (loss) before reclassifications	2	31	(66)	2	(31)
Amounts reclassified from AOCI (a)	(24)	—	55	—	31
Net current-period other comprehensive (loss) income	(22)	31	(11)	2	—
Balance at June 30, 2023	$(344)	$311	$(54)	$2	$(85)
(a) See table below for further details.

	Amount reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI components (in millions)	2024	2023	2024	2023
Amortization of pension and other benefit items (a)
Prior service credits	$(3)	$(2)	$(6)	$(3)
Actuarial gains	(4)	(14)	(10)	(30)
Total pensions and other benefits items	(7)	(16)	(16)	(33)
Derivative reclassifications to Condensed Consolidated Statements of Operations	3	45	41	73
Active employee benefit investments reclassifications to Condensed Consolidated Statements of Operations	(1)	—	(1)	—
Total before tax	(5)	29	24	40
Tax provision (benefit)	3	(8)	(6)	(9)
Net of tax	$(2)	$21	$18	$31
(a) These AOCI components are included in the computation of net periodic benefit cost. See Note 10 for additional details.
19.    Transactions with Related Parties
Related party sales and service transactions are primarily related to equity investees and were $645 million and $488 million for the three months ended June 30, 2024, and 2023, respectively and $1,305 million and $1,046 million for the six months ended June 30, 2024, and 2023, respectively.
Accounts payable to related parties include balances due to PRO-TEC Coating Company, LLC (PRO-TEC) of $207 million and $137 million at June 30, 2024, and December 31, 2023, respectively for invoicing and receivables collection services provided by U. S. Steel on PRO-TEC's behalf. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $2 million for both periods ending June 30, 2024 and December 31, 2023, respectively.
Purchases from related parties for outside processing services provided by equity investees amounted to $5 million and $3 million for the three months ended June 30, 2024, and 2023, respectively and $10 million for the six months ended June 30, 2024, and 2023, respectively. Purchases of iron ore pellets from related parties amounted to $26 million and $56 million for the three months ended June 30, 2024, and 2023, respectively and $45 million and $78 million for the six months ended June 30, 2024, and 2023, respectively.

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

Wheeling-Nippon Steel, Inc., ("WNS") a wholly owned subsidiary of NSC (party to the Merger Agreement described above), currently is a customer of the Company. Net sales to related parties pertaining to business with WNS during the three and six months ended June 30, 2024 were $82 million and $175 million, respectively. Receivables from related parties as of June 30, 2024 include $7 million due from WNS.

20.    Restructuring and Other Charges
During the three months ended June 30, 2024, the Company recorded immaterial restructuring and other charges. During the six months ended June 30, 2024, the Company recorded restructuring and other charges of $6 million, which related primarily to restructuring of the Company's Corporate information technology function. Cash payments related to previously accrued restructuring programs made during the six months ended June 30, 2024, were approximately $65 million.
During the three and six months ended June 30, 2023, the Company recorded restructuring and other charges of $2 million and $3 million, respectively, which related to the planned idling and disposition of UPI. Cash payments related to restructuring made during the six months ended June 30, 2023, were approximately $47 million.

The activity in the accrued balances incurred in relation to restructuring during the six months ended June 30, 2024, was as follows:

(In millions)	Employee Related Costs	Exit Costs	Non-cash Charges	Total
Balance at December 31, 2023	$110	$30	$—	$140
Additional charges	(4)	10	—	6
Cash payments/utilization(a)	(51)	(14)	—	(65)
Balance at June 30, 2024	$55	$26	$—	$81
(a) $10 million of payments were made from the pension fund trust assets in the Employee Related Costs column during the six months ended June 30, 2024.

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
Asbestos matters – As of June 30, 2024, U. S. Steel was a defendant in approximately 945 active asbestos cases involving approximately 2,535 plaintiffs. The vast majority of these cases involve multiple defendants. About 1,545, or approximately 61 percent, of these plaintiff claims are currently pending in a jurisdiction which permits filings with massive numbers of plaintiffs. At December 31, 2023, U. S. Steel was a defendant in approximately 915 active asbestos cases involving approximately 2,505 plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.
The following table shows the number of asbestos claims in the current period and the prior three years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2021	2,445	200	260	2,505
December 31, 2022	2,505	230	235	2,510
December 31, 2023	2,510	235	230	2,505
June 30, 2024	2,505	135	165	2,535
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

(In millions)	Six Months Ended June 30, 2024
Beginning of period	$107
Accruals for environmental remediation deemed probable and reasonably estimable	4
Obligations settled	(6)
End of period	$105
Accrued liabilities for remediation activities are included in the following Condensed Consolidated Balance Sheet lines:

	As of	As of
(In millions)	June 30, 2024	December 31, 2023
Accounts payable	$19	$27
Deferred credits and other noncurrent liabilities	86	80
Total	$105	$107
Expenses related to remediation are recorded in cost of sales and were $4 million for the six months ended June 30, 2024 and June 30, 2023, respectively. It is not currently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 10 to 15 percent.
Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, the Company categorizes projects as follows:

(1)Projects with Ongoing Study and Scope Development - For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are two environmental remediation projects where additional costs for completion are not currently estimable but could be material. These projects are at UPI and the former steelmaking plant at Joliet, Illinois. As of June 30, 2024, accrued liabilities for these projects totaled $4 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $8 million to $11 million.
(2)Projects with Significant Accrued liabilities with a Defined Scope - As of June 30, 2024, there are four significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $60 million. These projects are Gary Resource Conservation and Recovery Act (accrued liability of $24 million), Duluth Works (accrued liability of $10 million), Fairfield Works (accrued liability of $8 million) and the former Geneva facility (accrued liability of $18 million).
(3)Other Projects with a Defined Scope - These projects involve relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are three other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at June 30, 2024, was $6 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.
The remaining environmental remediation projects each have an accrued liability of less than $1 million each. The total accrued liability for these projects at June 30, 2024, was approximately $4 million. The Company does not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $23 million at June 30, 2024, and were based on known scopes of work.

Administrative and Legal Costs – As of June 30, 2024, U. S. Steel had an accrued liability of $9 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to comply with various regulations, laws and other requirements relating to the environment. Such capital expenditures totaled $26 million and $37 million in the first six months of 2024 and 2023, respectively. U. S. Steel anticipates making additional such expenditures in the future, which may be material; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
European Union (the EU) Environmental Requirements - Phase IV of the EU Emissions Trading System (the EU ETS) commenced on January 1, 2021, and will finish on December 31, 2030. The European Commission issued final approval of the updated 2021-2025 Slovak National Allocation table in February 2022. The Slovak Ministry of Environment has allocated 6.2 million metric tons of European Union Emission Allowances (EUA) at no charge (free allowances or free allocation) to USSE in March 2024. As of June 30, 2024, we have pre-purchased approximately 2.22 million EUA totaling €161 million (approximately $172 million) via spot purchases or settled forwards to cover the shortfall of emission allowances expected for 2024 and a portion of the 2025 shortfall.

The EU’s Industrial Emissions Directive requires implementation of EU-determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to go beyond BAT requirements were €138 million (approximately $148 million). These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g., bank guarantee) to secure 50 percent of the EU funding received. USSK complied with these covenants as of June 30, 2024, and no additional collateral will be required by the end of June 30, 2025. By this next assessment date, we expect that nine of the fifteen total projects will pass the sustainability monitoring and will be excluded from further assessment to provide additional collateral if the covenants are not met. The last assessment of financial covenants will be performed as of June 30, 2026.
Environmental indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were divested. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties divested and deconsolidated. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $105 million of accrued liabilities for remediation discussed above), there are no other known probable and estimable environmental liabilities related to these transactions.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $7 million at June 30, 2024.
Other contingencies – Under certain lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $12 million at June 30, 2024). No liability has been recorded for these guarantees as the potential loss is not probable.
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
In July 2024, the Company also received a lump-sum payment of approximately $75 million as proceeds from the sale of a portion of future tax credits to be earned by the Company under the State of Arkansas's Recycling Tax Credit program for the Phase II portion of the Big River Steel facilities. The Company is contingently liable for certain repayment penalties if the Company fails to meet certain employment requirements, and as such a deferred liability will be recognized for this grant and will be amortized into other gains, net in the statement of operations on a systematic basis over the periods in which the Company earns the granted funds by complying with the employment requirements of the grant program.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $190 million as of June 30, 2024, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by the Credit Facility Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $42 million and $40 million at June 30, 2024, and December 31, 2023, respectively.
Capital Commitments – At June 30, 2024, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $1.055 billion.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2024	2025	2026	2027	2028	Later Years	Total
$292	$335	$256	$203	$174	$791	$2,051
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, and certain energy and utility services with terms ranging from 13 months to 20 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of June 30, 2024, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $22 million.

As a result of the indefinite idling of the iron and steel making processes at Granite City Works, there were $72 million and $86 million of liabilities for unconditional purchase obligations as of June 30, 2024, and December 31, 2023, respectively.

Total payments relating to unconditional purchase obligations were $194 million and $148 million for the three months ended June 30, 2024, and 2023, respectively and $394 million and $423 million for the six months ended June 30, 2024, and 2023, respectively.
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
U. S. Steel repurchased 6.1 million shares of common stock for approximately $150 million under this program during the six months ended June 30, 2023. We do not expect to utilize the remainder of this authorization. No share repurchases were completed in the six months ended June 30, 2024 as the Merger Agreement prohibits us from engaging in additional share repurchases without the consent of Purchaser.

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
The Company and NSC each received, and are working to respond to, a request for additional information and documentary materials from the U.S. Department of Justice in connection with the antitrust review of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. All required regulatory approvals outside of the United States related to the Merger have been received.
The Company currently expects that the Merger will be completed in the second half of 2024, subject to the fulfillment of the remaining, customary closing conditions, including the receipt of the required U.S. regulatory approvals.

Our second quarter enterprise performance represents a sequential improvement in earnings despite commercial price headwinds across each of our operating segments.

The Flat-Rolled segment results were favorable compared to the first quarter 2024, primarily as a result of higher commercial iron ore pellet sales, favorable derivative sales, and lower energy costs. In the third quarter, we expect results to be lower compared to the second quarter as softer steel spot prices are increasingly reflected in the segment’s financial performance, partially offset by reduced spending.

The Mini Mill segment results were lower compared to the first quarter 2024, primarily as a result of lower average selling prices that reflect spot price headwinds and lower volumes partially offset by favorable metallics costs. We expect the Mini Mill segment’s third quarter results to be lower than the second quarter as softer steel spot prices increasingly impact the segment’s financial performance. Similar to the second quarter, we expect approximately $30 million in third quarter construction and related start-up costs.

The U. S. Steel Europe (USSE) segment results were negatively impacted primarily as a result of lower average selling prices and lower volumes compared to the first quarter 2024. These commercial impacts were partially offset by favorable iron ore and coal costs. Blast Furnace #2 at USSE (BF #2) had been temporarily idled in the first quarter due to planned maintenance and market conditions. The Company restarted the operation of BF #2 in June. Third quarter performance is expected to be lower than the second quarter, reflecting softer steel prices. We plan to keep Blast Furnace #1 (BF #1) off-line after its planned 30-day outage beginning in August. We expect to bring BF #1 back on-line once demand improves.

The Tubular segment results were lower than first quarter 2024 results due to lower average selling prices partially offset by lower scrap costs. The lower pricing environment was driven primarily by continued high levels of imports and lower rig counts. The Company expects third quarter results to be lower than the second quarter primarily driven by lower average selling prices.

The Company continued to advance its Best for All® strategy during the second quarter of 2024. Construction of Big River 2 near Osceola, Arkansas continued during the quarter, and this project is expected to be completed in the fourth quarter of 2024. The Company now expects total capital spend for BR2 will be approximately $3.35 billion. Also, the construction of a 325 thousand ton galvanize/Galvalume® dual coating line at Big River Steel was completed on-time and on-budget in the second quarter of 2024. Capital expenditures for strategic projects were $468 million during the three months ended June 30, 2024.

Fluctuations in the market price of raw materials and other inflationary impacts have affected the results of each of our reportable segments, and fluctuations going-forward are reasonably likely to have a material impact on future results. We could experience inflation related headwinds for certain raw materials and other costs.

RESULTS OF OPERATIONS
U. S. Steel's results in the three months and six months ended June 30, 2024, compared to the same periods in 2023, decreased for the North American Flat-Rolled, Mini Mill, U. S. Steel Europe, and Tubular segments.

•North American Flat-Rolled: Flat-Rolled results for the three and six months ended June 30, 2024, decreased compared to the prior three and six month periods, primarily due to lower sales volume across most products.

•Mini Mill: Mini Mill results for the three and six months ended June 30, 2024, decreased compared to the prior three and six month periods, primarily due to lower sales price across all products in the three month period and lower sales volume across all products in the six month period.

•U. S. Steel Europe: USSE results for the three and six months ended June 30, 2024, decreased compared to the prior three and six month periods, primarily due to lower sales volume across all products in the three month period and lower sales price across all products in the six month period.

•Tubular: Tubular results for the three and six months ended June 30, 2024, decreased compared to the prior three and six month periods, primarily due to lower sales price.
Net sales by segment for the three months and six months ended June 30, 2024 and 2023 are set forth in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, excluding intersegment sales)	2024	2023	% Change	2024	2023	% Change
Flat-Rolled	$2,623	$2,956	(11)%	$5,014	$5,526	(9)%
Mini Mill	510	619	(18)%	1,088	1,172	(7)%
USSE	743	1,032	(28)%	1,661	1,870	(11)%
Tubular	241	398	(39)%	512	903	(43)%
Total sales from reportable segments	4,117	5,005	(18)%	8,275	9,471	(13)%
Other	1	3	(67)%	3	7	(57)%
Net sales	$4,118	$5,008	(18)%	$8,278	$9,478	(13)%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended June 30, 2024, versus the three months ended June 30, 2023:

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Other (c)	Net Change
Flat-Rolled	(7)%	(3)%	—%	—%	(1)%	(11)%
Mini Mill	(5)%	(13)%	—%	—%	—%	(18)%
USSE	(15)%	(11)%	—%	(1)%	(1)%	(28)%
Tubular	(2)%	(38)%	1%	—%	—%	(39)%
(a) Excludes intersegment sales.
(b) Foreign currency translation effects.
(c) Primarily sales of raw materials and coke making by-products.

Net sales for the three months ended June 30, 2024, compared to the same period in 2023 were $4,118 million and $5,008 million, respectively.
•For the Flat-Rolled segment, the decrease in sales primarily resulted from decreased shipments (190 thousand tons) across most products and lower average realized prices ($37 per ton) across all products.
•For the Mini Mill segment, the decrease in sales primarily resulted from lower average realized prices ($142 per ton) from higher value products and decreased shipments (25 thousand tons) across all products.
•For the USSE segment, the decrease in sales primarily resulted from decreased shipments (159 thousand tons) across all products and lower average realized prices ($144 per ton) across all products.
•For the Tubular segment, the decrease in sales primarily resulted from lower average realized prices ($1,385 per ton) and decreased shipments (2 thousand tons).

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the six months ended June 30, 2024, versus the six months ended June 30, 2023:

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Other (c)	Net Change
Flat-Rolled	(8)%	—%	—%	—%	(1)%	(9)%
Mini Mill	(10)%	2%	1%	—%	—%	(7)%
USSE	2%	(11)%	(2)%	—%	—%	(11)%
Tubular	(8)%	(37)%	2%	—%	—%	(43)%
(a) Excludes intersegment sales.
(b) Foreign currency translation effects.
(c) Primarily sales of raw materials and coke making by-products.

Net sales for the six months ended June 30, 2024, compared to the same period in 2023 were $8,278 million and $9,478 million, respectively.
•For the Flat-Rolled segment, the decrease in sales primarily resulted from decreased shipments (419 thousand tons) across most products.
•For the Mini Mill segment, the decrease in sales primarily resulted from decreased shipments (116 thousand tons) across all products, partially offset by higher average realized prices ($26 per ton) across most products.
•For the USSE segment, the decrease in sales primarily resulted from lower average realized prices ($113 per ton) across all products, partially offset by increased shipments (30 thousand tons) from lower value products.
•For the Tubular segment, the decrease in sales primarily resulted from lower average realized prices ($1,446 per ton) and decreased shipments (19 thousand tons).

Selling, general and administrative expenses

Selling, general and administrative expenses were $105 million and $224 million for the three months and six months ended June 30, 2024, respectively, compared to $103 million and $202 million for the three months and six months ended June 30, 2023, respectively. The change between three month periods was nominal and between the six month periods was primarily due to increased costs related to the Company's strategic alternatives review process.

Restructuring and other charges
During the three months and six months ended June 30, 2024, the Company recognized restructuring and other charges of less than $1 million and $6 million, respectively, compared to charges of $2 million and $3 million recognized during the three months and six months ended June 30, 2023, respectively. See Note 20 to the Condensed Consolidated Financial Statements for further details.

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

Idled Operations

In 2023, the Company indefinitely idled the iron and steel making assets at Granite City Works and the operations of UPI. These facilities remain indefinitely idled as of June 30, 2024. The net book value of the related fixed assets is immaterial.

In 2022, U. S. Steel indefinitely idled the majority of the tin mill operations at Gary Works. This included the Tin Line #5 and the Tin Line #6. As of June 30, 2024, the carrying value of the indefinitely idled tin mill operations assets at Gary Works is $70 million. Tin mill operations continue to operate at the Midwest plant.

The Company's Lorain Tubular and Lone Star Tubular Operations were initially idled in 2020 and remain indefinitely idled as of June 30, 2024. The carrying value of these operations' assets as of June 30, 2024 are $50 million and immaterial, respectively.

Earnings (loss) before interest and income taxes by segment is set forth in the following table:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2024	2023		2024	2023
Flat-Rolled	$183	$231	(21)%	$217	$224	(3)%
Mini Mill	28	132	(79)%	127	144	(12)%
USSE	(10)	72	(114)%	6	38	(84)%
Tubular	29	157	(82)%	86	389	(78)%
Total earnings from reportable segments	230	592	(61)%	436	795	(45)%
Other	(4)	(12)	(67)%	(6)	(9)	(33)%
Segment earnings before interest and income taxes	226	580	(61)%	430	786	(45)%
Items not allocated to segments:
Restructuring and other charges	—	(2)		(6)	(3)
Stock-based compensation expense	(16)	(12)		(27)	(23)
Asset impairment charges	(12)	—		(19)	(4)
Environmental remediation charges	(1)	(2)		(3)	(2)
Strategic alternatives review process costs	(18)	—		(41)	—
Other charges, net	2	—		1	(1)
Total earnings before interest and income taxes	$181	$564	(68)%	$335	$753	(56)%

Segment results for Flat-Rolled

	Three months ended June 30,		% Change	Six months ended June 30,		% Change
	2024	2023		2024	2023
Earnings before interest and taxes ($ millions)	$183	$231	(21)%	$217	$224	(3)%
Gross margin	12%	14%	(2)%	11%	11%	—%
Raw steel production (mnt)	2,072	2,529	(18)%	4,183	4,922	(15)%
Capability utilization	63%	77%	(14)%	64%	75%	(11)%
Steel shipments (mnt)	2,045	2,235	(9)%	4,094	4,513	(9)%
Average realized steel price per ton	$1,051	$1,088	(3)%	$1,052	$1,050	—%

The decrease in Flat-Rolled results for the three months ended June 30, 2024, compared to the same period in 2023 was primarily due to:
•lower average realized prices, including mix (approximately $75 million)
•decreased shipments, including non-prime (approximately $55 million)
•lower other sales, primarily coke (approximately $25 million)
•higher operating costs (approximately $85 million),
these changes were partially offset by:
•lower raw material costs, including inventory revaluations (approximately $90 million)
•lower energy costs (approximately $20 million)
•higher equity investees income (approximately $30 million)
•lower other costs, primarily profit based payments (approximately $50 million).

Gross margin for the three months ended June 30, 2024, compared to the same period in 2023 decreased primarily as a result of lower sales volume and lower average realized prices.

The decrease in Flat-Rolled results for the six months ended June 30, 2024, compared to the same period in 2023 was primarily due to:
•decreased shipments, including non-prime (approximately $125 million)
•lower other sales (approximately $10 million)
•higher operating costs (approximately $105 million),

these changes were partially offset by:
•lower raw material costs, including inventory revaluations (approximately $90 million)
•lower energy costs (approximately $75 million)
•higher equity investees income (approximately $50 million)
•lower other costs, primarily profit based payments (approximately $20 million).

Gross margin for the six months ended June 30, 2024, compared to the same period in 2023 was unchanged.
Segment results for Mini Mill

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
Earnings before interest and taxes ($ millions)	$28	132	(79)%	$127	144	(12)%
Gross margin	20%	29%	(9)%	25%	20%	5%
Raw steel production (mnt)	725	749	(3)%	1,442	1,508	(4)%
Capability utilization	88%	91%	(3)%	88%	92%	(4)%
Steel shipments (mnt)	562	587	(4)%	1,130	1,246	(9)%
Average realized steel price per ton	$869	$1,011	(14)%	$923	$897	3%

The decrease in Mini Mill results for the three months ended June 30, 2024, compared to the same period in 2023 was primarily due to:
•lower average realized prices, including mix (approximately $105 million)
•decreased shipments (approximately $80 million)
•higher other costs, primarily strategic projects startup costs (approximately $25 million), these changes were partially offset by:
•lower raw material costs (approximately $85 million)
•lower operating costs (approximately $15 million)
•lower energy costs (approximately $5 million).

Gross margin for the three months ended June 30, 2024, compared to the same period in 2023 decreased primarily as a result of lower average realized prices and lower sales volume.

The decrease in Mini Mill results for the six months ended June 30, 2024, compared to the same period in 2023 was primarily due to:
•decreased shipments (approximately $140 million)
•higher other costs, primarily strategic projects startup costs (approximately $50 million)
•higher operating costs (approximately $5 million),
these changes were partially offset by:
•higher average realized prices, including mix (approximately $35 million)
•lower raw material costs (approximately $135 million)
•lower energy costs (approximately $10 million).

Gross margin for the six months ended June 30, 2024, compared to the same period in 2023 increased primarily as a result of higher average realized prices and lower raw material costs, partially offset by lower sales volume.

Segment results for USSE

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
Earnings (loss) before interest and taxes ($ millions)	$(10)	$72	(114)%	$6	$38	(84)%
Gross margin	4%	11%	(7)%	5%	6%	(1)%
Raw steel production (mnt)	980	1,213	(19)%	2,059	2,305	(11)%
Capability utilization	79%	97%	(18)%	83%	93%	(10)%
Steel shipments (mnt)	875	1,034	(15)%	1,947	1,917	2%
Average realized steel price per ($/ton)	$821	$965	(15)%	$826	$939	(12)%
Average realized steel price per (€/ton)	€762	€886	(14)%	€763	€868	(12)%

The decrease in USSE results for the three months ended June 30, 2024, compared to the same period in 2023 was primarily due to:
•lower average realized prices, including mix (approximately $110 million)
•decreased shipments, including volume inefficiencies (approximately $55 million)
•lower other sales (approximately $5 million)
these changes were partially offset by:
•lower raw material costs, including inventory revaluations (approximately $60 million)
•lower energy costs (approximately $30 million).

Gross margin for the three months ended June 30, 2024, compared to the same period in 2023 decreased primarily as a result of lower sales volume and lower average realized prices.

The decrease in USSE results for the six months ended June 30, 2024, compared to the same period in 2023 was primarily due to:
•lower average realized prices, including mix (approximately $190 million)
•inefficiencies from lower production volumes, including shipments (approximately $25 million)
•lower other sales (approximately $5 million)
•higher operating costs (approximately $20 million)
•higher other costs (approximately $5 million),
these changes were partially offset by:
•lower raw material costs, including inventory revaluations (approximately $140 million)
•lower energy costs (approximately $75 million).

Gross margin for the six months ended June 30, 2024, compared to the same period in 2023 decreased primarily as a result of lower average realized prices, partially offset by higher sales volume.

Segment results for Tubular

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
Earnings before interest and taxes ($ millions)	$29	$157	(82)%	$86	$389	(78)%
Gross margin	18%	42%	(24)%	21%	46%	(25)%
Raw steel production (mnt)	117	129	(9)%	263	300	(12)%
Capability utilization	52%	57%	(5)%	59%	67%	(8)%
Steel shipments (mnt)	109	111	(2)%	223	242	(8)%
Average realized steel price per ton	$2,108	$3,493	(40)%	$2,190	$3,636	(40)%

The decrease in Tubular results for the three months ended June 30, 2024, compared to the same period in 2023 was primarily due to:
•lower average realized prices (approximately $155 million), these changes were partially offset by:
•lower raw material costs (approximately $5 million)
•lower operating costs (approximately $5 million)
•lower other costs, primarily variable compensation (approximately $15 million).
Gross margin for the three months ended June 30, 2024, compared to the same period in 2023 decreased primarily as a result of lower average realized prices.
The decrease in Tubular results for the six months ended June 30, 2024, compared to the same period in 2023 was primarily due to:
•lower average realized prices (approximately $355 million)
•decreased shipments, including volume inefficiencies (approximately $5 million), these changes were partially offset by:
•lower raw material costs (approximately $10 million)
•lower operating costs (approximately $15 million)
•lower other costs, primarily variable compensation (approximately $30 million).
Gross margin for the six months ended June 30, 2024, compared to the same period in 2023 decreased primarily as a result of lower average realized prices and lower sales volume.

Net interest and other financial benefits

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(Dollars in millions)	2024	2023		2024	2023
Interest expense	$2	$20	90%	$4	$47	91%
Interest income	(25)	(34)	(26)%	(57)	(64)	(11)%
Loss on debt extinguishment	1	—	nm	2	—	nm
Other financial costs	5	6	17%	16	12	(33)%
Net periodic benefit income	(33)	(41)	(20)%	(66)	(83)	(20)%
Net gain from investments related to active employee benefits	(8)	(8)	—%	(12)	(30)	(60)%
Total net interest and other financial benefits	$(58)	$(57)	2%	$(113)	$(118)	(4)%

Net interest and other financial benefits increased in the three months ended June 30, 2024, as compared to the same period in 2023 primarily due to lower interest expense as a result of increased capitalized interest. This was partially offset by reduced net periodic benefit income from increases in actuarial losses and decreased interest income from a lower cash balance.

Net interest and other financial benefits declined in the six months ended June 30, 2024, as compared to the same period in 2023 primarily due to reduced net periodic benefit income from increases in actuarial losses, reduced investment gains related to active employee benefits from lower 2024 asset performance, and decreased interest income from a lower cash balance. These were partially offset by lower interest expense as a result of increased capitalized interest.

Income Taxes

Income tax expense was $56 million and $94 million for the three months and six months ended June 30, 2024, respectively, compared to $144 million and $195 million for the three months and six months ended June 30, 2023. The changes from the prior year periods were primarily due to a decrease in earnings before taxes.

Net earnings

Net earnings attributable to United States Steel Corporation were $183 million and $354 million for the three months and six months ended June 30, 2024, respectively, compared to $477 million and $676 million for the three months and six months ended June 30, 2023, respectively. The changes primarily reflect the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $446 million for the six months ended June 30, 2024, compared to net cash provided by operating activities of $894 million in the same period in 2023. The period over period decrease in cash from operations from the prior year period was primarily due to lower net earnings and changes in working capital. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.

As shown below our cash conversion cycle for the second quarter of 2024 increased by 3 days as compared to the fourth quarter of 2023.

Cash Conversion Cycle	Second Quarter of 2024		Fourth Quarter of 2023
	$ millions	Days	$ millions	Days
Accounts receivable, net (a)	$1,678	38	$1,549	34

+ Inventories (b)	$2,020	52	$2,128	53

- Accounts Payable and Other Accrued Liabilities (c)	$2,618	68	$2,867	68
= Cash Conversion Cycle (d)		22		19
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

The last-in, first-out (LIFO) inventory method is the predominant method of inventory costing for our Flat-Rolled and Tubular segments. Based on the Company’s latest internal forecasts and its inventory requirements, management believes there will not be significant permanent LIFO liquidations that would impact earnings for the remainder of 2024.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1,275 million for the six months ended June 30, 2024, compared to $1,350 million in the same period in 2023. The period over period decrease in net cash used in investing activities was primarily due to decreased capital expenditures (discussed in more detail below).

Capital expenditures for the six months ended June 30, 2024, were $1,271 million, compared with $1,353 million in the same period in 2023. Mini Mill capital expenditures were $938 million and included $806 million for BR2, exclusive of the air separation unit, as well as spending for the dual Galvalume®/galvanized coating and color coating lines at the existing Big River Steel facility. Flat-Rolled capital expenditures were $264 million which includes spending for the DR grade pellet facility at Keetac, as well as for mining equipment, blast furnace repairs and a stove rebuild at Gary Works, and other infrastructure and environmental projects across the Flat-Rolled footprint. USSE capital expenditures were $55 million and included spending for the blast furnace stove repairs and upgrades, enterprise resource planning (ERP) project, 5-stand control system upgrades, and various other projects. Tubular capital expenditures were $14 million and included spending to support steelmaking, infrastructure, and environmental projects within the Tubular footprint.

Net Cash Used in, Provided by Financing Activities

Net cash used in financing activities was $76 million for the six months ended June 30, 2024, compared to net cash provided by financing activities of $26 million in the same period last year. The period over period change in financing activities was primarily due to absence of proceeds received from the issuance of long-term debt in the current year period, partially offset by the absence of repurchases of common stock in the current year period.

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

We use surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed approximately $190 million of liquidity sources for financial assurance purposes as of June 30, 2024. Changes in certain of these commitments which use collateral are reflected within cash, cash equivalents and restricted cash on the Condensed Consolidated Statement of Cash Flows.

Share Repurchases

On July 25, 2022, the Board of Directors authorized a share repurchase program that allows for the repurchase of up to $500 million of its outstanding common stock from time to time in the open market or privately negotiated transactions at the discretion of management. The Company's share repurchase program does not obligate it to acquire any specific number of shares. There was no common stock repurchased under our share repurchase programs in the six months ended June 30, 2024 and we do not expect to utilize the remainder of this authorization as the Merger Agreement prohibits us from engaging in additional share repurchases without the consent of Purchaser. See Note 22 to the Condensed Consolidated Financial Statements for further details.

Capital Requirements

U. S. Steel’s contractual commitments to acquire property, plant and equipment at June 30, 2024, totaled $1.055 billion.
Liquidity
The following table summarizes U. S. Steel’s liquidity as of June 30, 2024:

(Dollars in millions)
Cash and cash equivalents	$2,031
Amount available under Credit Facility Agreement	1,746
Amount available under Big River Steel - Revolving Line of Credit	306
Amount available under USSK Credit Agreement and USSK Credit Facility	176
Total estimated liquidity	$4,259

We finished the second quarter of 2024 with $2,031 million of cash and cash equivalents and $4,259 million of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of a prior election to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.

We expect that our estimated liquidity requirements will consist primarily of our 2024 planned strategic capital expenditures, working capital requirements, debt service, and operating costs and employee benefits for our operations. Our available liquidity at June 30, 2024 consists principally of our cash and cash equivalents and available borrowings under the Credit Facility Agreement, Big River Steel ABL Facility, USSK Credit Agreement and the USSK Credit Facility.

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

The underlying costs from suppliers that elected to participate in the SCF program are generally recorded in cost of sales in the Company’s Condensed Consolidated Statement of Operations. Amounts due to suppliers who participate in the SCF program are reflected in accounts payable and accrued expenses on the Company’s Condensed Consolidated Balance Sheet and payments on the obligations by our suppliers are included in cash used in operating activities in the Condensed Consolidated Statement of Cash Flows. As of June 30, 2024, accounts payable and accrued expenses included $63 million of outstanding payment obligations which suppliers elected to sell to participating financial institutions.
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

EU Environmental Requirements and Slovak Operations
Phase IV of the EU Emissions Trading System (the EU ETS) commenced on January 1, 2021 and will finish on December 31, 2030. The European Commission issued final approval of the updated 2021-2025 Slovak National Allocation table in February 2022. The Slovak Ministry of Environment has allocated 6.2 million metric tons of European Union Emission Allowances (EUA) at no charge (free allowances or free allocation) to USSE in March 2024. As of June 30, 2024, we have pre-purchased approximately 2.22 million EUA totaling €161 million (approximately $172 million) via spot purchases or settled forwards to cover the shortfall of emission allowances expected for 2024 and a portion of the 2025 shortfall.

The EU’s Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to go beyond BAT requirements were €138 million (approximately $148 million). These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g., bank guarantee) to secure 50 percent of the EU funding received. USSK complied with these covenants as of June 30, 2024, and no additional collateral will be required by the end of June 30, 2025. By this next assessment date, we expect that nine of the fifteen total projects will pass the sustainability monitoring and will be excluded from further assessment to provide additional collateral if the covenants are not met. The last assessment of financial covenants will be performed as of June 30, 2026.

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

On July 13, 2020, the U.S. EPA published a Residual Risk and Technology Review rule for the Integrated Iron and Steel MACT category in the Federal Register. Based on the results of the U.S. EPA’s risk review, the agency determined that risks due to emissions of air toxics from the Integrated Iron and Steel category are acceptable and that the current regulations provided an ample margin of safety to protect public health. Under the technology review, the U.S. EPA determined that there are no developments in practices, processes or control technologies that necessitate revision of the standards. In September 2020, several petitions for review of the rule, including those filed by the Company, the American Iron and Steel Institute (the AISI), Clean Air Council and others, were filed with the United States Court of Appeals for the D.C. Circuit. The cases were consolidated and are being held in abeyance until the U.S. EPA reviews and responds to administrative petitions for review. The U.S. EPA proposed a revised iron and steel rule on July 31, 2023. U. S. Steel and other entities submitted extensive comments to the U.S. EPA on September 28, 2023. The U.S. EPA signed the final integrated iron and steel rule on March 11, 2024, and it was published in the Federal Register on April 3, 2024. U. S. Steel filed a Petition for Reconsideration with the U.S. EPA and a Petition for Review in the D.C. Circuit challenging the final iron and steel rule on June 6, 2024. U. S. Steel has sought a stay of the rule pending the legal challenges. Any impacts are not estimable at this time.

For the Taconite Iron Ore Processing category, based on the results of the U.S. EPA's risk review, the agency promulgated a final rule on July 28, 2020, in which the U.S. EPA determined that risks from emissions of air toxics from this source category are acceptable and that the existing standards provide an ample margin of safety. Furthermore, under the technology review, the agency identified no cost-effective developments in controls, practices, or processes to achieve further emissions reductions. Petitions for review of the rule were filed in the United States Court of Appeals for the D.C. Circuit, in which the Company and the AISI intervened. The U.S. EPA proposed the Taconite Rule on May 15, 2023, and comments were submitted on July 7, 2023. The U.S. EPA signed the taconite rule on January 31, 2024 and it was published in the Federal Register on March 5, 2024. U. S. Steel filed a Petition for Reconsideration with the U.S. EPA and Petitions for Review with the 8th Circuit and D.C. Circuit courts on May 3, 2024, challenging the final taconite rule. The Petition for Review is now with the D.C. Circuit and briefing is ongoing. U. S. Steel has also sought a stay of the rule pending the legal challenges. Any impacts are not estimable at this time.

The U.S. EPA published the final Coke MACT residual risk and technology rule in the Federal Register on July 5, 2024. The final rule imposes lower emission limits as well as new emission limits and work practices for many emission sources at by-product and heat recovery coke plants. U. S. Steel is reviewing the final version of the rule to determine next steps. Any impacts are not estimable at this time.

In response to Court orders that invalidated prior U.S. EPA determinations regarding ozone attainment interference, on April 6, 2022, the U.S. EPA proposed a Federal Implementation Plan (that would replace several pending or disapproved State Implementation Plans) for Regional Ozone Transport for the 2015 Ozone National Ambient Air Quality Standard. The proposed rule would affect electric generating units (EGUs) in 26 states and certain non-EGU industries, including, among several others, coke ovens, taconite production kilns, boilers, blast furnaces, basic oxygen furnaces, reheating furnaces, and annealing furnaces in 23 states, including those where U. S. Steel has operations. The U.S. EPA announced the final rule on March 15, 2023. The final rule only included regulation of boilers and reheat furnaces for the iron and steel industry limiting the potential impacts on the Company. U. S. Steel filed an administrative petition for review and a petition for judicial review to the rule on August 4, 2023. The matter remains before the U.S. EPA Administrator (administrative) and the United States Court of Appeals for the D.C. Circuit (judicial). While U. S. Steel's and others' petitions to stay the effectiveness of the rule were denied by the United States Court of Appeals for the D.C. Circuit, the Company, as well as other petitioners, filed applications to stay the effectiveness of the rule with the Supreme Court of the United States. The U.S. Supreme Court granted the Stay on June 27, 2024. The effective dates of the rule will be stayed during the pendency of the lower court challenges. Litigation in the United States Court of Appeals for the D.C. Circuit, in which U. S. Steel is a petitioner, remains ongoing.

The CAA also requires the U.S. EPA to develop and implement National Ambient Air Quality Standards (NAAQS) for criteria pollutants, which include, among others, particulate matter (PM) - consisting of PM10 and PM2.5, lead, carbon monoxide, nitrogen dioxide, sulfur dioxide (SO2) and ozone.

In October 2015, the U.S. EPA lowered the NAAQS for ozone from 75 parts per billion (ppb) to 70 ppb. On November 6, 2017, the U.S. EPA designated most areas in which we operate as attainment with the 2015 standard. In a separate ruling, on June 4, 2018, the U.S. EPA designated other areas in which we operate as “marginal nonattainment” with the 2015 ozone standard. On December 6, 2018, the U.S. EPA published a final rule regarding implementation of the 2015 ozone standard. Because no state regulatory or permitting actions to bring the ozone nonattainment areas into attainment have yet to be proposed or developed for U. S. Steel facilities, the operational and financial impact of the ozone NAAQS cannot be reasonably estimated at this time. On December 31, 2020, the U.S. EPA published a final rule pursuant to its statutorily required review of NAAQS that retains the ozone NAAQS at 70 ppb. In January 2021, New York, along with several states and non-governmental organizations filed petitions for judicial review of the action with the United States Court of Appeals for the D.C. Circuit. Several other states and industry trade groups intervened in support of the U.S. EPA’s action. The case remains in abeyance before the court as the U.S. EPA voluntarily reconsiders the ozone NAAQS. On January 3, 2024, the U.S. EPA filed an unopposed motion to voluntarily remand without vacatur the 2020 rulemaking. In its motion, the U.S. EPA advised the court that it intends to conduct the voluntary remand simultaneously as it conducts an entirely new review of the ozone standard; and that it intends to complete the new review (which is already underway) "as expeditiously as possible". Any impacts related to the U.S. EPA's consideration to revise the ozone NAAQS are not estimable at this time.

On December 18, 2020, the U.S. EPA published a final rule pursuant to its statutorily required review of NAAQS that retains the existing PM2.5 standards without revision. In early 2021, several states and non-governmental organizations filed petitions for judicial review of the action with the United States Court of Appeals for the D.C. Circuit. Several industry trade groups intervened in support of the U.S. EPA’s action. The case remains in abeyance before the court as the U.S. EPA voluntarily reconsiders the PM2.5 NAAQS. On January 6, 2023, the U.S. EPA proposed to lower the annual PM2.5 NAAQS from the current 12 ug/m3 standard to within the range of 9.0 to 10.0 ug/m3. On March 6, 2024, the U.S. EPA published a final rule to significantly lower the primary annual PM2.5 NAAQS standard from 12.0 ug/m3 to 9.0 ug/m3. In the rule, the U.S. EPA retained the primary 24-hour PM2.5 standard at the level of 35 ug/m3. The rule is being challenged by 24 states as well as trade groups in the United States Court of Appeals for the D.C. Circuit. Because area designations and State Implementation Plans have not yet been made, any impacts to the Company are inestimable at this time.

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
OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any new material off-balance sheet arrangements during the second quarter of 2024.

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

As of the date of this filing, pursuant to a series of Presidential Proclamations issued in accordance with Section 232 of the Trade Expansion Act of 1962, U.S. imports of certain steel products are subject to a 25 percent tariff, except imports from: (1) Argentina, Brazil, and South Korea, which are subject to restrictive quotas; (2) the European Union (EU) that are melted and poured in the EU, within tariff-rate quota (TRQ) limits through December 2025; (3) Japan that are melted and poured in Japan within TRQ limits; (4) United Kingdom (UK) that are melted and poured in the UK within TRQ limits; (5) Canada; (6) Mexico, if melted and poured in North America; (7) Ukraine, if melted and poured in Ukraine or the EU, until June 1, 2025; and (8) Australia.

On July 10, 2024, President Biden announced the reimposition of Section 232 tariffs on U.S. imports of steel from Mexico that are not melted and poured in North America to address third country circumvention and evasion of U.S. tariffs.

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

In February 2019, the European Commission (EC) implemented a definitive safeguard on global steel imports in the form of TRQs that impose 25 percent tariffs on steel imports that exceed the TRQ limit. The EC’s safeguard is currently set to expire in June 2026.

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

On May 10, 2024, the ITC voted to continue the AD order on tin mill products from Japan for another five years in the fourth five-year “sunset” review of that order. U. S. Steel actively participated and led the domestic industry in support of continuation of the order.

On May 16, 2024, the EC initiated a new AD investigation on tin plate from China, with a preliminary decision expected by November 2024.

Additional tariffs of 7.5 to 25 percent continue to apply to certain U.S. imports from China, including certain raw materials used in steel production, semi-finished and finished steel products, and downstream steel-intensive products, pursuant to Section 301 of the Trade Act of 1974. In May 2024, the Office of the United States Trade Representative (USTR) proposed increasing Section 301 tariffs on Chinese steel products from 7.5 to 25 percent.

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
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2024. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, U. S. Steel’s disclosure controls and procedures were effective.
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
The United Steelworkers union (the “USW”) has initiated a labor arbitration against the Company pursuant to the Basic Labor Agreement (“BLA”), claiming that the Company has not complied with the successorship provisions of the BLA in connection with the Merger. The Company believes that the USW's claims are without merit. The arbitration is scheduled for August 15, 2024.
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

On December 24, 2018, U. S. Steel's Clairton Plant experienced a fire, affecting portions of the facility involved in desulfurization of the coke oven gas generated during the coking process. With the desulfurization process out of operation as a result of the fire, U. S. Steel was not able to certify compliance with Clairton Plant’s Title V permit levels for sulfur emissions. U. S. Steel promptly notified ACHD (Allegheny County Health Department), which has regulatory jurisdiction for the Title V permit, and updated the ACHD regularly on efforts to mitigate any potential environmental impacts until the desulfurization process was returned to normal operations. Of the approximately 2,400 hours between the date of the fire and April 4, 2019, when the Company resumed desulfurization, there were ten intermittent hours where average SO2 emissions exceeded the hourly NAAQS for SO2 at the Allegheny County regional air quality monitors located in Liberty and North Braddock boroughs, which are near U. S. Steel's Mon Valley Works facilities. On April 29, 2019, PennEnvironment and Clean Air Council, both environmental, non-governmental organizations filed a Complaint in Federal Court in the Western District of Pennsylvania. The ACHD was subsequently granted intervenor status. Collectively the parties seek injunctive relief and civil penalties regarding the alleged Permit violations following the fire. Discovery has concluded. The court denied the parties’ respective Motions for Summary Judgment. A non-jury trial which was scheduled to take place in April and May of 2023 was held in abeyance as the parties reached a settlement agreement. The parties entered into a Consent Decree that was authorized by U.S. Department of Justice and U.S. EPA and subsequently approved by the Court on March 26, 2024. Pursuant to the Consent Decree U. S. Steel will undertake operational improvements at Clairton Works, permanently idle Coke Battery #15 and has paid a $500,000 penalty to the ACHD. In addition, U. S. Steel will fund community-beneficial projects throughout the Mon Valley over a period of five years through contributions which total $4.5 million and paid counsel fees in the amount of $3.0 million. The Consent Decree also establishes a new H2S Coke Oven Gas standard for Clairton Works. A class action has been filed in the Court of Common Pleas of Allegheny County on behalf of approximately 123,000 persons who claim that the impacts from the fire created a nuisance and seek damages for loss of use and enjoyment of properties. That action has been certified as a class action and the Company intends to vigorously defend against it.

ENVIRONMENTAL PROCEEDINGS
The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of June 30, 2024, under federal and state environmental laws, and which U. S. Steel reasonably believes may result in monetary sanctions of at least $1 million (the threshold chosen by U. S. Steel as permitted by Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended). Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

As of June 30, 2024, U. S. Steel has received information requests or been identified as a PRP at a total of four CERCLA sites, three of which have liabilities that have not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at one of the other sites will be over $5 million as described below.

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

Remediation contracts were issued by both U. S. Steel and GLNPO for the first phase of the remedial work at the site during the fourth quarter of 2020. U. S. Steel and GLNPO have completed the second phase of work at the site which extended through early 2022. The final phase of the remedial design has been defined and another amendment to the Project Agreement between U.S. Steel and GLNPO was executed in December 2021. Execution of this final phase is in progress and is expected to extend through 2024 for habitat restoration. U. S. Steel's portion of additional, design, oversight costs, and implementation of all three phases of the preferred remedial alternative on the upland property and Estuary are currently estimated as of June 30, 2024 at approximately $10 million.

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

Gary Works

On October 23, 1998, the U.S. EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform an RCRA Facility Investigation, a Corrective Measures Study and Corrective Measure Implementation. Evaluations are underway at six groundwater areas on the east side of the facility. A remedial groundwater treatment system has been operating at one of the six areas since 2021. An Interim Stabilization Measure work plan was approved by the U.S. EPA for a second area where installation and start-up of the remedial system was completed in 2023. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $24 million as of June 30, 2024, based on our current estimate of known remaining costs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel had determined the most effective means to address the remaining impacted material was to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel awarded a contract for the implementation of the CAMU project during the fourth quarter of 2018. Construction, waste stabilization and placement, along with closure of the CAMU, were substantially completed in the fourth quarter of 2020. Work at the site is now focused on addressing groundwater impacts in discrete areas. U. S. Steel has an accrued liability of approximately $18 million as of June 30, 2024 for our estimated share of the remaining costs of remediation at the site.

USS-UPI LLC

In February 2020, U. S. Steel purchased the remaining 50 percent interest in USS-POSCO Industries, a former joint venture that is located in Pittsburg, California between subsidiaries of U. S. Steel and POSCO, now known as USS-UPI, LLC. Prior to formation of the joint venture, UPI's facilities were previously owned and operated solely by U. S. Steel, which assumed responsibility for the existing environmental conditions. U. S. Steel continues to monitor the impacts of the remedial plan implemented in 2016 to address groundwater impacts from trichloroethylene at SWMU 4. Work began in early 2024 to complete removal of hazardous materials and decommission the northwest portion of Building A (SWMU 4.1) and the 54” and 66” Pickle Lines. Additionally, evaluations continue for the SWMUs, known as the Northern Boundary Group, and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As such, there has been no material change in the status of the project during the six months ended June 30, 2024. As of June 30, 2024, approximately $4 million has been accrued for ongoing environmental studies, investigations and remedial monitoring. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, the U.S. EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) in December 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM), with the approval of the U.S. EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. Corrective Measure Implementation Plans (CMIPs) have been submitted to and approved by ADEM for the last two areas on site where impacts to soil and sediments are required to be addressed. Plans are being finalized for contracting the work required under the CMIPs. U. S. Steel has an accrued liability of approximately $8 million as of June 30, 2024 for the estimated remaining costs of remediation at the site.

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

Minnesota Ore Operations

On February 6, 2013, the U.S. EPA published a FIP that applies to taconite facilities in Minnesota. The FIP establishes and requires emission limits and the use of low NOx reduction technology on indurating furnaces as Best Available Retrofit Technology (BART). While U. S. Steel installed low NOx burners on three furnaces at Minntac and is currently obligated to install low NOx burners on the two other furnaces at Minntac pursuant to existing agreements and permits, the rule would require the installation of a low NOx burner on the one furnace at Keetac for which U. S. Steel did not have an otherwise existing obligation. U. S. Steel estimates expenditures associated with the installation of low NOx burners of as much as $25 million to $30 million. In 2013, U. S. Steel filed a petition for administrative reconsideration to the U.S. EPA and a petition for judicial review of the 2013 FIP and denial of the Minnesota state implementation plan (SIP) to the Eighth Circuit. In April 2016, the U.S. EPA promulgated a revised FIP with the same substantive requirements for U. S. Steel. In June 2016, U. S. Steel filed a petition for administrative reconsideration of the 2016 FIP to the U.S. EPA and a petition for judicial review of the 2016 FIP before the Eighth Circuit Court of Appeals. While the proceedings regarding the petition for judicial review of the 2013 FIP remained stayed, oral arguments regarding the petition for judicial review of the 2016 FIP were heard by the Eighth Circuit Court of Appeals on November 15, 2017. Thus, both petitions for judicial review remain with the Eighth Circuit. On December 4, 2017, the U.S. EPA published a notification in the Federal Register in which the U.S. EPA denied U. S. Steel’s administrative petitions for reconsideration and stay of the 2013 FIP and 2016 FIP. On February 1, 2018, U. S. Steel filed a petition for judicial review of the U.S. EPA’s denial of the administrative petitions for reconsideration to the Eighth Circuit Court of Appeals. The U.S. EPA and U. S. Steel reached a settlement regarding the five indurating lines at Minntac. After proposing a revised FIP and responding to public comments, on March 2, 2021, the U.S. EPA promulgated a final revised FIP incorporating the conditions and limits for Minntac to which the parties agreed. U. S. Steel and the U.S. EPA reached a tentative settlement agreement to revise BART limits for Keetac. The proposed settlement agreement was subject to a 30-day public comment period as provided in the April 23, 2024, Federal Register. Per the terms of the proposed settlement agreement, U.S. EPA will sign a proposed rule to revise the FIP consistent with the settlement agreement by April 23, 2025.

Mon Valley Works

On March 7, 2022, the Company received an enforcement order from the ACHD that includes a civil penalty demand for $1.8 million. In the Order, the ACHD alleges that the Company’s Clairton plant is solely and entirely culpable for 153 alleged exceedances of the Pennsylvania hydrogen sulfide ambient air standard that are reported to have occurred during January 1, 2020 through March 1, 2022. The Company disagrees with the bases for the demand. On April 5, 2022, the Company appealed the Order and is vigorously defending the matter. On December 29, 2023, the Company received an enforcement order from the ACHD that includes a civil penalty demand for $2.2 million. In the Order, the ACHD alleges that the Company’s Clairton plant was the cause for 159 alleged exceedances of the Pennsylvania hydrogen sulfide ambient air standard that are reported to have occurred from March 2, 2022 through November 30, 2023. The Company disagrees with the bases for the demand and appealed the Order and consolidated the case with the Order from March 7, 2022. The ACHD Hearing Officer has scheduled a hearing on the consolidated appeals for October 21, 2024.

On March 24, 2022, the Company received an enforcement order from the ACHD that includes a civil penalty demand for $4.6 million for alleged air permit violations occurring between January 1, 2020 through March 15, 2022 regarding the Company’s Clairton plant’s coke oven pushing emission control systems. The Company disagrees with the bases for the demand and has appealed the Order. The ACHD Hearing Officer has scheduled a hearing on the appeal for October 14, 2024. On February 26, 2024, the Company received an enforcement order from the ACHD that includes a civil penalty demand for $2.0 million for alleged air permit violations occurring from March 16, 2022 through December 31, 2023 regarding the Company’s Clairton plant’s coke oven pushing emission control systems. The Company disagrees with the bases for the demand and has appealed the Order. The appeals of the 2022 and 2024 Orders have been consolidated. The ACHD Hearing Officer has scheduled a hearing on the consolidated appeals for October 29, 2024.

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

10.1	Amendment No. 2 to the Sixth Amended and Restated Credit Agreement, dated May 3, 2024, by and among United States Steel Corporation, JPMorgan Chase Bank, N.A. and the other lenders party thereto.

10.2	Second Supplement Agreement between U. S. Steel Kosice, S.R.O. and ING Bank N.V., dated May 3, 2024.

10.3	Supplemental Agreement No. 11 between U. S. Steel Kosice, S.R.O. and ING Bank N.V., dated May 3, 2024.

10.4	First Amendment and Consent to Amended and Restated Credit Agreement, dated June 7, 2024, by and among Exploratory Ventures, LLC, United States Steel Corporation, KFW IPEX-Bank GMBH, and other other lenders and parties thereto.

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the SEC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the SEC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure required under Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

101
The following financial information from United States Steel Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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

August 2, 2024
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.