Form 10-K
period 2024-12-31
UNITED STATES STEEL CORP
filed 2025-01-31
CIK 1163302

2024
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (412) 433-1121
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
United States Steel Corporation Common Stock, par value $1.00	X	New York Stock Exchange
United States Steel Corporation Common Stock, par value $1.00	X	Chicago Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☑   No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes        No     ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☑     No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes     ☑     No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒
Aggregate market value of Common Stock held by non-affiliates as of June 30, 2024, (the last business day of the registrant’s most recently completed second fiscal quarter): $8.5 billion. The amount shown is based on the closing price of the registrant’s Common Stock on the New York Stock Exchange composite tape on that date. Shares of Common Stock held by executive officers and directors of the registrant are not included in the computation. However, the registrant has made no determination that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.
There were 225,216,524 shares of United States Steel Corporation Common Stock outstanding as of January 27, 2025.
Documents Incorporated By Reference:
    Portions of the Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated into Part III.

FORWARD-LOOKING STATEMENTS

This report contains information regarding the Company that may constitute “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 and other securities laws, that are subject to risks and uncertainties. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections. Generally, we have identified such forward-looking statements by using the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “target,” “forecast,” “aim,” “should,” “plan,” “goal,” “future,” “will,” “may” and similar expressions or by using future dates in connection with any discussion of, among other things, statements expressing general views about future operating or financial results, operating or financial performance, trends, events or developments that we expect or anticipate will occur in the future, anticipated cost savings, potential capital and operational cash improvements and changes in the global economic environment, anticipated capital expenditures, the construction or operation of new or existing facilities or capabilities and the costs associated with such matters, statements regarding our greenhouse gas emissions reduction goals, as well as statements regarding the merger between the Company and Nippon Steel Corporation (the “Merger”), including the timing of the completion of the Merger. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements include all statements that are not historical facts, but instead represent only the Company’s beliefs regarding future goals, plans and expectations about our prospects for the future and other events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Management of the Company believes that these forward-looking statements are reasonable as of the time made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. In addition, forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. Risks and uncertainties include without limitation: the ability of the parties to consummate the Merger on a timely basis or at all; the occurrence of any event, change or other circumstances that could give rise to the termination of the definitive agreement and plan of merger relating to the Merger (the “Merger Agreement”); risks arising from litigation related to the Merger, either brought by or against the parties; the risk that the parties to the Merger Agreement may not be able to satisfy the conditions to the Merger in a timely manner or at all; risks related to disruption of management time from ongoing business operations due to the Merger and related litigation; certain restrictions during the pendency of the Merger that may impact the Company’s ability to pursue certain business opportunities or strategic transactions; the risk that any announcements relating to the Merger could have adverse effects on the market price of the Company’s common stock; the risk of any unexpected costs or expenses resulting from the Merger; the risk that the Merger and its announcement could have an adverse effect on the ability of the Company to retain customers and retain and hire key personnel and maintain relationships with customers, suppliers, employees, stockholders and other business relationships and on its operating results and business generally; and the risk the pending Merger could distract management of the Company. The Company directs readers to Item 1A of this Annual Report on Form 10-K, and the other documents it files with the SEC for other risks associated with the Company’s future performance. These documents contain and identify important factors that could cause actual results to differ materially from those contained in the forward-looking statements. All information in this report is as of the date above. The Company does not undertake any duty to update any forward-looking statement to conform the statement to actual results or changes in the Company’s expectations whether as a result of new information, future events or otherwise, except as required by law.

References in this Annual Report on Form 10-K to (i) “U. S. Steel,” “the Company,” “we,” “us” and “our” refer to United States Steel Corporation and its consolidated subsidiaries unless otherwise indicated by the context, (ii) “Big River Steel” refers to Big River Steel Holdings LLC and its direct and indirect subsidiaries unless otherwise indicated by the context and (iii) “Transtar” refers to Transtar LLC and its direct and indirect subsidiaries unless otherwise indicated by the context.

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

PART I

Item 1. BUSINESS

United States Steel Corporation, with operations in the United States of America and Central Europe, is a steelmaker that is pursuing a customer-centric, competitive, Best for All®, differentiated strategy by investing in our competitive advantages. We are executing on our strategy by investing where we have distinct cost and capability advantages so that we are a superior steel solutions provider for our customers. By offering the new steels that our customers are increasingly demanding, we aim to achieve world-competitive positioning in strategic, high-margin end markets and deliver high-quality, value-added products and innovative solutions utilizing a lower carbon footprint than previously available through our traditional integrated steelmaking model.

U. S. Steel has annual raw steel production capability of 25.4 million net tons (20.4 million tons in North America and 5.0 million tons in Europe). U. S. Steel performs a wide range of applied research, development and technical support functions at facilities in Pennsylvania, Michigan, Texas and Slovakia. U. S. Steel supplies customers throughout the world primarily in the automotive, construction, consumer (packaging and appliance), electrical, industrial equipment, service center/distribution, structural tubing and energy (oil country tubular goods (OCTG) and line pipe) markets. According to the worldsteel Association’s latest published statistics, U. S. Steel is the third largest U.S. based steel producer and the twenty-fourth largest steel producer in the world. U. S. Steel is a Delaware corporation established in 1901.

Agreement and Plan of Merger with Nippon Steel Corporation

On December 18, 2023, the Company entered into an Agreement and Plan of Merger (such agreement, as it may be amended, modified or supplemented from time to time, the “Merger Agreement”) by and among the Company, Nippon Steel North America, Inc., a New York corporation (“Purchaser”), 2023 Merger Subsidiary, Inc., a Delaware corporation and a wholly owned subsidiary of Purchaser (“Merger Sub”), and solely as provided in Section 9.13 therein, Nippon Steel Corporation, a Japanese corporation (“NSC”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Purchaser (the “Merger”). On April 12, 2024, the Company obtained the approval of its stockholders required to adopt the Merger Agreement. The Company’s stockholders approved the Merger with 98.8% approval of shares voted, satisfying a condition to closing. Subject to the terms and conditions set forth in the Merger Agreement, each share of the Company’s common stock, par value $1.00 per share, outstanding immediately prior to the effective time of the Merger (the “Effective Time”) will, at the Effective Time, automatically be converted into the right to receive $55.00 per share in cash, without interest, subject to any required tax withholding. The parties have substantially complied with the Second Requests issued on April 3, 2024 and the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has now expired. In addition, all required regulatory approvals outside of the United States related to the Merger have been received. The closing conditions to the Merger include clearance by the Committee on Foreign Investment in the United States (“CFIUS”) under the Defense Production Act of 1950, as amended. Following referral of the transaction by CFIUS to the President of the United States, on January 3, 2025, the President of the United States issued an order prohibiting the Merger and requiring the parties to abandon the Merger Agreement within thirty days. On January 10, 2025, CFIUS granted an extension of that deadline to June 18, 2025.

On January 6, 2025, the Company, NSC and Purchaser jointly filed a lawsuit in the United States Court of Appeals for the District of Columbia Circuit alleging that the President’s order blocking the Merger was issued for purely political reasons, which are irrelevant to U.S. national security, challenging the decision by the President of the United States and the CFIUS process as violating the constitutional due process rights of the Company, NSC and Purchaser, as well as the applicable statute governing CFIUS and the Administrative Procedure Act, and as an exercise of power that exceeded the authority provided to the President of the United States under the applicable statute. On the same day, the Company, NSC and Purchaser also filed a lawsuit in the United States District Court for the Western District of Pennsylvania against Cleveland-Cliffs Inc. (“Cliffs”), Cliffs’ Chief Executive Officer Lourenco Goncalves, and the President of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (the “USW”), David McCall, for engaging in a coordinated series of anticompetitive and racketeering activities illegally designed to prevent any party other than Cliffs from acquiring the Company as part of an illegal campaign to monopolize critical domestic steel markets.

Segments

U. S. Steel has four reportable segments: North American Flat-Rolled (Flat-Rolled), Mini Mill, U. S. Steel Europe (USSE) and Tubular Products (Tubular). The Tubular segment includes the electric arc furnace at our Fairfield Tubular Operations in Fairfield, Alabama. The Other category includes the results of our real estate business.

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

During 2024, Flat-Rolled had aggregate annual raw steel production capability of 13.2 million tons at our Gary Works, Mon Valley Works, and Granite City Works facilities. Raw steel production was 8.4 million tons in 2024, 9.4 million tons in 2023, and 8.8 million tons in 2022. Raw steel production averaged 63 percent of capability in 2024, 71 percent of capability in 2023, and 67 percent of capability in 2022.

Mini Mill

The Mini Mill segment includes the operating results of U. S. Steel’s Big River Steel facility and a second mini mill facility, Big River Steel 2 (Big River 2 or BR2), which produced its first coil in October 2024. Both facilities are located in Osceola, Arkansas. The Mini Mill segment produces hot-rolled, cold-rolled, coated sheets and electrical steels. This operation primarily serves North American customers in the automotive, construction, pipe and tube, sheet converter, electrical, solar, industrial equipment and service center markets.

Mini Mill had aggregate annual raw steel production capability of 3.3 million tons at our Big River Steel facility through the third quarter of 2024, which increased to 6.3 million tons at our Big River Steel and BR2 facilities during the fourth quarter of 2024. Raw steel production was 2.8 million tons in 2024, 3.0 million tons in 2023, and 2.7 million tons in 2022. Raw steel production averaged 80 percent of capability in 2024, 89 percent of capability in 2023, and 80 percent of capability in 2022.

European Operations

The USSE segment includes the operating results of U. S. Steel Košice (USSK), U. S. Steel’s integrated steel plant and coke production facilities in Slovakia, and its subsidiaries. USSE conducts its business mainly in Central and Western Europe and primarily serves customers in the European transportation (including automotive), construction, container, appliance, electrical, service center, conversion and oil, gas and petrochemical markets. USSE produces and sells slabs, hot-rolled, cold-rolled, hot-dip galvanized, and color-coated coils, electrical steel, strip mill plate, sheet, tin mill products and spiral welded pipe.

USSE has annual raw steel production capability of 5.0 million tons. USSE’s raw steel production was 3.8 million tons in 2024, 4.4 million tons in 2023, and 3.8 million tons in 2022. USSE’s raw steel production averaged 77 percent of capability in 2024, 88 percent of capability in 2023, and 77 percent of capability in 2022.

Tubular

The Tubular segment includes the operating results of U. S. Steel’s tubular production facilities and an equity investee in the United States. These operations can produce and sell rounds, seamless and electric resistance welded (ERW) steel casing and tubing (commonly known as OCTG), and standard and line pipe and mechanical tubing and primarily serve customers in the oil, gas and petrochemical markets. U. S. Steel Tubular Products LLC (USSTP), a wholly owned subsidiary of U. S. Steel, designs and develops a range of premium and semi-premium connections to address our customers’ needs. The Tubular segment has annual raw steel production capability of 900 thousand tons. Raw steel production was 575 thousand tons in 2024, 568 thousand tons in 2023, and 634 thousand tons in 2022. Raw steel production averaged 64 percent of capability in 2024, 63 percent of capability in 2023, and 70 percent of capability in 2022. Tubular has total production capability of 1.9 million tons.

For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to the Consolidated Financial Statements.

Steel Shipments by Market and Segment

The following table, except as noted in Footnote 1 below, does not include shipments to end customers by joint ventures and other equity investees of U. S. Steel. Shipments of materials to these entities are included in the “Further Conversion – Joint Ventures” market classification. During 2024, sales to one customer of the Flat-Rolled segment were approximately $2.0 billion which exceeded 10 percent of U. S. Steel’s total consolidated net sales. During 2023 and 2022, no single customer accounted for more than 10 percent of U. S. Steel’s total consolidated net sales.

(Thousands of Tons)	Flat-Rolled	Mini Mill	USSE	Tubular	Total
Major Market – 2024
Steel Service Centers	1,039	941	877	—	2,857
Further Conversion – Trade Customers	1,709	673	245	—	2,627
– Joint Ventures (1)	193	—	—	—	193
Transportation and Automotive (1)	3,389	14	559	—	3,962
Construction and Construction Products	584	591	1,224	11	2,410
Containers and Packaging	358	6	223	—	587
Appliances and Electrical Equipment	441	82	176	—	699
Oil, Gas and Petrochemicals	—	—	1	465	466
All Other	132	—	273	—	405
TOTAL	7,845	2,307	3,578	476	14,206
Major Market – 2023
Steel Service Centers	1,506	1,116	848	—	3,470
Further Conversion – Trade Customers	1,940	729	293	—	2,962
– Joint Ventures (1)	211	—	—	—	211
Transportation and Automotive (1)	2,876	17	636	—	3,529
Construction and Construction Products	908	483	1,319	31	2,741
Containers and Packaging	570	1	312	—	883
Appliances and Electrical Equipment	429	78	172	—	679
Oil, Gas and Petrochemicals	—	—	—	447	447
All Other	266	—	319	—	585
TOTAL	8,706	2,424	3,899	478	15,507
Major Market – 2022
Steel Service Centers	1,128	1,080	839	—	3,047
Further Conversion – Trade Customers	2,163	772	289	—	3,224
– Joint Ventures (1)	256	—	—	—	256
Transportation and Automotive (1)	2,611	20	619	—	3,250
Construction and Construction Products	922	310	1,052	30	2,314
Containers and Packaging	693	13	423	—	1,129
Appliances and Electrical Equipment	416	93	225	—	734
Oil, Gas and Petrochemicals	—	—	3	494	497
All Other	183	—	309	—	492
TOTAL	8,372	2,288	3,759	524	14,943
(1) PRO-TEC automotive substrate shipments are included in the Transportation and Automotive category.

Steel Industry Background and Competition

The global steel industry is cyclical, highly competitive and has historically been characterized by global overcapacity.

U. S. Steel’s competitive position may be affected by, among other things, differences among U. S. Steel’s and its competitors’ cost structure, labor costs, environmental remediation and compliance costs, global capacity, achievement of innovations in new technologies and sustainable products and the existence and magnitude of government support.

U. S. Steel competes with many North American and international steel producers. Competitors include 1) integrated producers, which use iron ore and coke as the primary raw materials for steel production, 2) Electric Arc Furnace (EAF) producers, which primarily use steel scrap and other iron-bearing feedstocks as raw materials and 3) slab re-rollers, who purchase mostly imported, but some domestic, semi-finished products and convert them into sheet products. In addition, other materials, such as aluminum, plastics and composites, compete with steel in several applications. According to worldsteel Association, global steel production in 2024 of approximately 1.88 billion metric tons was consistent compared to 2023. Among the top ten steel producing countries, steel production in China, Japan, the United States, and Russia decreased, while production in India, Germany, and Brazil increased. The top five steel producing countries accounted for approximately 74 percent of the world’s steel production in 2024.

See “International Trade” below for a discussion of global overcapacity and the Company’s efforts to mitigate the competitive impact.

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

U. S. Steel provides defined benefit pension and/or other post-employment benefits to approximately 55,000 current employees, retirees and their beneficiaries. Many of our competitors do not have comparable retiree obligations. Participation in U. S. Steel’s main defined benefit pension plan was closed to new entrants on July 1, 2003 and benefit accruals for all non-represented participants were frozen effective December 31, 2015. Participation in U. S. Steel’s retiree medical and life insurance programs for USW-represented employees was closed to employees hired or rehired (except in limited circumstances) on or after January 1, 2016. For non-represented employees, retiree medical benefits were eliminated December 31, 2017, and retiree life insurance benefits were eliminated for those who retired after December 31, 2017.

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

In 2025, we expect additional steelmaking capacity will enter the domestic steel market as competitors’ growth projects come on-line or ramp up to full production in North America throughout the year.

Business Strategy

We are executing on our Best for All® strategy to provide customers with profitable steel solutions for people and planet. Our strategy is focused on developing quality products and customer process solutions by investing where we have distinct cost or capability competitive advantages. We are expanding our competitive advantages in low-cost iron ore, mini mill steelmaking, and best-in-class finishing assets with innovative solutions and commercial acumen. These competitive advantages are built on a foundation of research, innovation and deep customer relationships. In executing our strategy, we aim to enhance our earnings profile, deliver long-term cash flow through industry cycles and reduce our cost, capital, and carbon intensity. By offering the product capabilities, including the more sustainable steels (steels made with lower greenhouse gas emissions), our customers are increasingly demanding, we can achieve more competitive positioning in strategic, high-margin end markets, and deliver high-quality, sustainable, value-added products and innovative solutions.

Our strategy is informed by our critical success factors, which are the bedrock of the Best for All® strategy: (1) Win in Strategic Markets; (2) Move Up the Talent Curve; and (3) Move Down the Cost Curve.

We are focused on strategic markets, where there is the greatest opportunity to provide differentiated, innovative and value-added solutions that will help our customers succeed. We are investing in new technologies to improve our cost position and increase our capabilities, including our mini mill steelmaking and best-in-class finishing capabilities. Beginning in 2021, we began investing nearly $4 billion in the Mini Mill segment to enhance our finishing and EAF capabilities. In 2023, we completed construction of a 200-thousand-ton, non-grain oriented (NGO) electrical steel line at our Big River Steel facility, which produced its first coil in September 2023, and shipped the first prime coil in early 2024. This construction project was completed on-time and on-budget. Construction of BR2 near Osceola, Arkansas continued throughout 2024 and BR2 produced its first coil in October 2024. This new mini mill has about 3 million tons per year of steelmaking capability and combines two state-of-the-art EAFs with differentiated steelmaking and finishing technology, including endless casting and rolling equipment and an advanced high-strength steel (AHSS) finishing line. Total capital spend for BR2 is expected to be approximately $3.6 billion. In addition, the construction of a 325-thousand-ton dual Galvalume®/galvanized coating line at Big River Steel was completed in the second quarter of 2024. We are enhancing our competitive advantage in low-cost iron ore by expanding this advantage to serve our growing fleet of EAF producers. In our Flat-rolled segment, construction of a direct reduced (DR) grade pellet facility at the Company’s Keetac ore operations was completed on-time and on-budget in December 2023. We also completed our 500-thousand-ton, pig iron machine at Gary Works in 2022 and ramped to full run-rate production in 2023. Capital expenditures for strategic projects were $1.6 billion during the year ended December 31, 2024.

We know that to accomplish our objectives, we also need to continue to move up the talent curve. We are investing in our employees and providing the training and resources they need to succeed. This will help reinforce our culture of caring, where accountability, fairness and respect are foundational, and high performance and inclusion in all its forms are valued and celebrated. See “Human Capital Management” below for additional information on our talent attraction, development, and retention initiatives.

From time to time, U. S. Steel evaluates potential strategic and organizational opportunities, which may include the acquisition, divestiture or consolidation of assets. Given the cyclicality of our industry, we are focused on strategically deploying our capital, in-line with our capital allocation framework, in order to invest in areas consistent with the execution of our Best for All® strategy and are considering various possibilities, including exiting lines of business and the sale of certain assets, that we believe would ultimately result in greater stockholder value. The Merger Agreement contains customary limitations on U. S. Steel’s ability to engage in such transactions without the consent of Purchaser.

As the Company advances and expands its mini mill capability, it seeks to become better, not bigger and will adjust its footprint accordingly by re-evaluating cost and capability advantages within its evolving footprint. In December 2021 and June 2022, the Company permanently idled the steelmaking and ironmaking operations, respectively, at its Great Lakes Works facility. In addition, in March 2022, the Company permanently idled the finishing facilities at its East Chicago Tin operations, which had been idled on a temporary basis during 2019. The coil finishing process at Great Lakes Works continues to operate and remains a component of the Company’s operating plans. In December 2022, the Company indefinitely idled the majority of tin operations at our Gary Works facility. In November 2023, the steel and ironmaking production facilities at Granite City Works were indefinitely idled. The plant continues to process slabs to produce hot-rolled, cold-rolled and coated sheets. Production at USS-UPI, LLC (UPI) was indefinitely idled in December 2023.

Commercial Strategy

Our commercial strategy is focused on providing customer-centric solutions with differentiated and value-added steel products, which includes AHSS such as our newer grades of generation 3 (GEN3) steel, coated sheets for the automotive and appliance industries, electrical steel sheets for the manufacture of motors and electrical equipment, a wide variety of bare, laminated and pre-painted corrosion-resistant sheets for construction and related applications, hot rolled coils used in the production of construction and agricultural-related heavy machinery as well as skelp for line pipe used for energy transmission as well as extraction, tin mill products for the packaging industry and OCTG pipe, connections, accessories and rig site services for use in drilling for oil and gas. In addition, our portfolio of customers serves a variety of different traditional and emerging industries meeting the needs of numerous markets.

U. S. Steel is committed to leveraging our Best for All® strategy to develop and commercialize our low-carbon footprint and high value-add steels for our current and future customers. The Company’s current five-year plan includes objectives to develop and commercialize numerous differentiated grades of low-carbon, high rate of recycled-content steels, providing compelling new options for customers in automotive, appliance, industrial equipment, construction, renewable energy and other markets to enhance the sustainability of their products. For example, in April 2021, we announced a new sustainable steel product line, verdeXTM, which is made with up to 90% recycled steel content and a reduced carbon footprint - as much as 70-80% less carbon emissions than traditional integrated steelmaking methods. After launching our verdeXTM brand of sustainable steel products in 2021, we have worked closely with customers on their own sustainability goals. In 2022, we achieved our first agreements with customers on the sale of verdeXTM products moving forward, and more agreements have been put in place for use in various industries, setting the stage for increased adoption of verdeXTM in existing and developing steel products produced by our customers. In 2023, with the completion of the NGO electrical steel line at our Big River Steel facility, the Company began production of its InduXTM electrical steel products which have the magnetic properties necessary for electric vehicles as well as generators. InduXTM electrical steel products are wide, ultra-thin, light-weight and infinitely recyclable. In addition, we continue to work with customers in numerous industries to help them implement AHSS solutions in the products they manufacture. While the automotive industry has been most active in the adoption of these products in vehicle platforms, and continues to accelerate the deployment of AHSS solutions in new vehicle launches, U. S. Steel is successfully introducing AHSS in other industries as well. In January 2023, we also enhanced our construction product portfolio by offering a best-in-class warranty of up to 60 years for our Galvalume® products, and in October 2023 launched Coastalume®, the first carbon steel solution designed for use in coastal construction applications, offering a combination of superior corrosion resistance and durability in a more cost-effective product than other widely used options. Most recently, U. S. Steel launched a new coated steel product in September 2024 called ZMAGTM, a product designed to offer more strength, corrosion resistance, and sustainable steel benefits in numerous industries, but developed specifically for the growing solar segment.

We are responsive to our customers’ changing needs by developing new steel products and uses for steel that meet their evolving markets and regulatory demands. We have research centers in Munhall, Pennsylvania, Košice, Slovakia, and Houston, Texas, as well as an automotive technology center in Troy, Michigan. The focus of these centers is to engineer new products and to co-create innovative solutions that meet our customers’ toughest challenges to reduce carbon emissions, increase strength, improve longevity and serve the needs of their customers.

For automotive customers leveraging AHSS, we commissioned a first of its kind GEN3 hot dipped galvanize line at our PRO-TEC Coating Company (PRO-TEC) joint venture in 2020, and have embedded application engineers at original equipment manufacturers (OEMs) to demonstrate how to best utilize the strong, yet highly formable, cost effective material in body design to meet passenger safety requirements while significantly reducing weight to meet future vehicle fuel efficiency standards.

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

Commercial Sales of Product

U. S. Steel characterizes sales as contract sales if sold pursuant to an agreement with a defined volume and pricing and a duration of longer than three months, and as spot if sold without a defined volume and pricing agreement, typically three months or less. In 2024, approximately 76 percent, 56 percent, 50 percent and 82 percent of sales by Flat-Rolled, Mini Mill, USSE and Tubular, respectively, were contract sales. Some contract pricing agreements include fixed prices while others are adjusted periodically based upon published prices of steel products or cost components.

Human Capital Management

At U. S. Steel, we are focused on attracting and retaining the top talent needed to support our strategic transformation and meet our customers’ evolving needs as a sustainable steel solutions provider. The support and development of our people is foundational to achieving our Best for All® strategy. We refer to this strategic talent pillar as “Moving Up the Talent Curve.”

Our focus on people extends to our current and future employees. We aim to have an engaged workforce and foster an environment that promotes new ideas and innovation, reflects the communities where we operate, and delivers exceptional customer service. To achieve the Best for All® strategy, we must have the “Best from All.”

Active Employees as of December 31, 2024
North America	14,341
Slovakia	7,712
Total	22,053

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

For 2024, we had a corporate DAFW rate of 0.06, which is 10 times better than the U.S. Bureau of Labor Statistics’ Iron and Steel benchmark DAFW rate of 0.60.

Talent Attraction, Development and Retention

Attracting, developing, and retaining a workforce of talented people with unique experiences and skillsets is essential to having high-performing teams that drive results for our Company’s stakeholders. As part of our commitment to cultivating a culture of caring, we have inclusive benefits available for our U.S. non-represented workforce, including expanded parental leave, back-up dependent care, infertility coverage and healthcare continuation for the families of employees who suffered work-related or military service fatalities. We also support several employee resource groups (ERGs) to enhance employee engagement and promote a culture of belonging. Our ERGs also provide training and education, mentorship and networking opportunities for their members.

We believe that attraction, development and retention of talent is essential to our success, especially in today’s competitive labor market. We offer internship programs, partner with universities, community colleges and technical schools, and collaborate with community employment centers and economic development nonprofit organizations to build strong and diverse internal and external sources of potential employees and opportunities for our existing employees’ growth and development.

Once at U. S. Steel, we seek to provide opportunities for continuous learning and development. All of our employees at a director-level and above have a formal professional development plan that is assessed at least annually. In addition, we proactively monitor our attrition rates and take targeted actions to ensure our highest potential and performing employees are motivated to remain with the Company. Over the past five years, our regrettable voluntary turnover rate has been at or below 5.5 percent.

We offer a competitive total rewards package of compensation and benefits that we regularly evaluate and benchmark across the manufacturing industry to ensure that we position U. S. Steel as an employer of choice.

Labor Relations

Approximately 80% of our employees in North America and Slovakia are covered by collective bargaining agreements. We work closely with union representatives to provide safe and productive workplaces that enable our employees to deliver high-quality products and meet the needs of our customers. Our relationship with the USW includes not only a commitment to safety programs, but also a common approach to combating the unfairly traded imports that threaten our industry, our company and ultimately the jobs of our employees.

Certain hourly employees of U. S. Steel’s flat-rolled, tubular, cokemaking and iron ore operations in the United States are covered by collective bargaining agreements with the USW entered into effective September 1, 2022 (the 2022 Labor Agreements) that expire on September 1, 2026. The 2022 Labor Agreements include a signing bonus for each eligible USW-represented employee and annual 5% wage increases effective September 1, 2022, 2023, 2024, and 2025. The 2022 Labor Agreements also provide for certain increases to pension and retirement benefits, including increases in our defined benefit pension plan, retiree healthcare account contributions, and to the contribution rate to the Steelworkers Pension Trust from $3.50 to $4.00 per hour, effective January 1, 2023. During the fourth quarter of 2022, U. S. Steel recorded a charge of approximately $67 million for the 2022 Labor Agreements signing bonus and related costs.

In addition, as part of the collective bargaining process, U. S. Steel and the USW agreed to leverage the overfunded Other Post-Employment Benefit (OPEB) plans to support the benefits provided to active represented employees. The OPEB plans were modified to allow the Company to utilize a certain amount of surplus assets to pay additional legally permissible benefits previously paid by the Company. The arrangement permits the Company to utilize a target of $75 million annually for active and retiree employee benefits, with an annual minimum of $50 million, beginning in 2023 and continuing through December 31, 2026. For additional information, see Note 18 to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.

Capital Structure, Liquidity and Capital Allocation

Our strategy’s primary financial goal is to enhance stockholder value by utilizing our capital structure, liquidity and enhanced capital allocation priorities to advance the Company’s strategic objectives, generate long-term value and reward stockholders. Our cash deployment strategy is aligned with our corporate strategy and includes executing on strategic projects and portfolio moves, maintaining a strong balance sheet and a healthy pension plan, and delivering sustainable growth with a focus on core values such as safety and environmental stewardship and rewarding stockholders for the continued progress we make. Cash deployment is also performed with a customer-centric focus on improving safety, our environment, quality, delivery and cost.

Our liquidity supports our ability to satisfy short-term obligations, fund working capital requirements and provides a foundation to execute key strategic priorities. We are focused on maintaining a strong balance sheet and may proactively refinance or repay our debt from time to time to protect our capital structure from unforeseen external events and re-financing risks.
In 2024, we repaid approximately $128 million in debt, and we ended the year with $3.62 billion of total liquidity.

On May 18, 2023, U. S. Steel closed on an offering consisting of an aggregate principal amount of $240 million unsecured Arkansas Development Finance Authority environmental improvement revenue bonds, which carry a green bond designation. The bonds, issued through Arkansas Development Finance Authority, have a coupon rate of 5.700% and carry a final maturity of 2053 (2053 ADFA Green Bonds). U. S. Steel received net proceeds of approximately $238 million after fees of approximately $2 million related to the underwriting and third-party expenses and will pay semiannual interest. The net proceeds from the issuance of the 2053 ADFA Green Bonds were used to partially fund work related to the BR2 facility.

The Merger Agreement contains customary limitations on U. S. Steel’s ability to incur additional indebtedness without the consent of Purchaser.

On July 25, 2022, following the completion of previously authorized $800 million share repurchase programs, the Board of Directors authorized a share repurchase program for the repurchase of up to $500 million of the Company’s outstanding common stock from time to time in the open market or privately negotiated transactions at the discretion of management. The Company’s share repurchase program does not obligate it to acquire any specific number of shares.

U. S. Steel repurchased 7.1 million shares of its common stock for approximately $175 million during the year ended December 31, 2023. No share repurchases were completed in 2024, and there is approximately $126 million remaining under the current stock repurchase authorization. We do not expect to utilize the remainder of this authorization. In addition, the Board of Directors declared quarterly dividends of five cents per common share for each of the quarters in 2024. The Merger Agreement contains a customary prohibition on U. S. Steel’s ability to engage in additional share repurchases without the consent of Purchaser.

Facilities and Locations as of December 31, 2024

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
- **17** Big River Steel 2

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
ND
MN
OR
ID
WY
SD
WI
MI
ME
VT
NH
NY
MA
CT
RI
IA
NE
PA
NJ
CA
NV
UT
CO
KS
MO
IL
IN
OH
WV
MD
DE
VA
KY
TN
NC
OK
AR
SC
AZ
NM
TX
LA
AL
GA
FL
United States
1
2
3
4
5
6
7
8
9
10
11
12
14
15
16
17

*Chrome Deposit locations are near major steel mills and are not reflected on the map above.

ESTONIA
LATVIA
LITHUANIA
DENMARK
BELARUS
UK
IRELAND
POLAND
NETH.
GERMANY
BELGIUM
UKRAINE
CZECH REP.
LUX.
SLOVAKIA
13
Europe
LEICH.
AUSTRIA
HUNGARY
MOLDOVA
SWITZ.
FRANCE
SLOVENIA
ROMANIA
CROATIA
SAN MAR.
BOZNIA &
HERZ
SERBIA
ITALY
MONT.
BULGARIA
MACE.
ALBANIA
SPAIN
GREECE
PORTUGAL

Maps not drawn to scale.

Flat-Rolled

The operating results of all of U. S. Steel’s domestic-integrated steel and sheet plants, coke and iron ore operations and ore and sheet production joint ventures are included in Flat-Rolled. Also included within Flat-Rolled is a research and technology center located in Munhall, Pennsylvania (near Pittsburgh) and an automotive technology center in Troy, Michigan. The research and technology center carries out a wide range of applied research, development and technical support functions. The automotive technology center brings automotive sales, service, distribution and logistics services, product technology and applications research into one location and much of U. S. Steel’s work in developing new grades of steel to meet the demands of automakers for high-strength, light-weight and formable materials is carried out at this location.

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
(a) The majority of tin operations were indefinitely idled as of December 31, 2022. Pig iron is sold on an intercompany basis to Big River Steel and BR2.
(b) The steel and ironmaking production facilities were permanently idled in December of 2021 and June of 2022, respectively. Great Lakes Works’ pickle line, cold mill and CGL continue to operate, while the DESCO and electrolytic galvanizing lines are indefinitely idled.

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

Joint Ventures (a) Within Flat-Rolled Table
Joint Venture, (Property Location)	U. S. Steel’s Ownership Percentage	Annual Production Capability
Hibbing Taconite Company (Hibbing); (Hibbing, Minnesota)	14.7%	9.0 million tons of which U. S. Steel’s share is 1.3 million tons
PRO-TEC Coating Company (PRO-TEC), (Leipsic, Ohio)	50.0%	2.0 million tons (b)
Double G Coatings Company (Double G) (c); Jackson, Mississippi	50.0%	315 thousand tons
Chrome Deposit Corporation (CDC), (six locations near major steel plants)	50.0%	not applicable
(a) See further information about our equity investees in Note 12 to the Consolidated Financial Statements.
(b) U. S. Steel’s domestic production facilities supply PRO-TEC with cold-rolled sheets and U. S. Steel markets all of PRO-TEC's products.
(c) Each partner supplies its own steel to Double G and markets what is processed by Double G.

Mini Mill

The operations of Big River Steel and Big River Steel 2 are included in Mini Mill. The Big River Steel and BR2 facilities, located in Osceola, Arkansas, are EAF sheet steel production facilities.

Mini Mill Operations Table
Operations, (Property Location)	Annual Production Capability	Principal Products and/or Services
Big River Steel, (Osceola, Arkansas)	3.3 million tons of raw steel	hot-rolled, cold-rolled and coated sheets; electrical steels
Big River Steel 2, (Osceola, Arkansas)	3.0 million tons of raw steel	hot-rolled, cold-rolled and coated sheets; electrical steels

USSE

USSE operates in Košice, Slovakia an integrated facility and a research laboratory, which, in conjunction with our Research and Technology Center, supports efforts in coke making, electrical steels, other value-added products and design and instrumentation.

USSE Operations Table
Operations, (Property Location)	Annual Production Capability	Principal Products and/or Services
U. S. Steel Košice, (Košice, Slovakia)	5.0 million tons of raw steel	coke; slabs; strip mill plate: hot, cold and coated sheets; tin mill products; spiral welded pipe

Tubular

Tubular manufactures seamless and welded OCTG, standard pipe, line pipe and mechanical tubing.

Tubular Operations Table
Operations, (Property Location)	Production Capability	Principal Products and/or Services
Fairfield Tubular Operations, (Fairfield, Alabama)	0.9 million tons of raw steel (a) and 750 thousand tons of tubular	seamless tubular pipe
Lorain Tubular Operations (b), (Lorain, Ohio)	380 thousand tons of tubular	seamless tubular pipe
Lone Star Tubular (b), (Lone Star, Texas)	#1 electric-weld pipe mill (EWPM) 400 thousand tons and #2 EWPM 380 thousand tons of tubular	welded tubular pipe
Wheeling Machine Products (c), (Pine Bluff, Arkansas and Hughes Springs, Texas)	not applicable	tubular couplings
Offshore Operations, (Houston, Texas)	not applicable	tubular threading, inspection, accessories and storage services and premium connections
Tubular Processing (d), (Houston, Texas)	not applicable	tubular processing
(a) Based on the rounds caster capacity which is its constraining production unit.
(b) In April 2020, the Lorain Tubular and Lone Star Tubular operations were indefinitely idled.
(c) In April 2020, the Wheeling Machine Products at Hughes Springs, Texas was indefinitely idled.
(d) Tubular Processing has been indefinitely idled since 2015.

Joint Ventures (a) Within Tubular Table
Operations, (Property Location)	U. S. Steel’s Ownership Percentage	Production Capability	Principal Products and/or Services
Patriot Premium Threading Services, (Midland, Texas)	50%	not applicable	Tubular threading, accessories and premium connections
(a) See further information about our equity investees in Note 12 to the Consolidated Financial Statements.

Other

U. S. Steel’s Other category includes the operating results relating to our real estate operations. The Company owns approximately 43,000 acres of real estate assets, either held for development or managed, in Alabama, California, Illinois, Michigan, Minnesota, Ohio, Pennsylvania and Texas.

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

The amounts of such raw materials needed to produce a ton of steel will fluctuate based upon the specifications of the final steel products, the quality of raw materials and, to a lesser extent, differences among steel producing equipment. In broad terms, the Company’s integrated steel process consumes approximately 1.4 tons of coal to produce one ton of coke and then it consumes approximately 0.3 tons of coke, 0.3 tons of steel scrap (approximately 60 percent of which is internally generated) and 1.3 tons of iron ore pellets to produce one ton of raw steel. In addition, we consume approximately 10 mmbtu’s of natural gas per ton produced. Generally, the Company’s mini mill operations consume approximately 0.8 tons of steel scrap, 0.3 tons of pig iron, and 0.1 tons of HBI to produce one ton of raw steel. In addition, the mini mill operations consume approximately 0.6 MKWH of electricity per ton of raw steel produced. While we believe that these estimated consumption amounts are useful for planning purposes, and are presented to give a general sense of raw material and energy consumption related to steel production, substantial variations may occur.

Iron Ore

Iron Ore Production(a)
Thousands of tons
25,000
22,500
20,000
17,500
15,000
16,981
23,369
22,059
22,134
22,247
2020
2021
2022
2023
2024
Iron Ore Production

(a) Includes our share of production from Hibbing through December 31, 2024.

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
We historically have sold iron ore pellets to third parties, including in 2024, 2023, and 2022. The Company has agreements to supply iron ore pellets to third-party customers over the next several years.

All of USSE’s iron ore requirements are purchased from outside sources, primarily Ukrainian mining companies. Prices are determined in long-term contracts with strategic suppliers or as spot prices negotiated monthly or quarterly. We believe that supplies of iron ore adequate to meet USSE’s needs are available at competitive market prices.

During 2024, USSE protected approximately 25 percent of its operation’s iron ore purchases with financial swaps to manage exposure to iron ore price fluctuations.

Coking Coal

All of U. S. Steel’s coal requirements for our cokemaking facilities are purchased from outside sources. Pricing for Flat-Rolled’s coking coal contracts is typically negotiated on a yearly basis, and from time to time we have entered into multi-year agreements for a portion of our coking coal requirements.
Prices for European contracts are negotiated quarterly, annually or determined as index-based prices.
We believe that supplies of coking coal adequate to meet our needs are available from outside sources at competitive market prices. The main source of coking coal for Flat-Rolled is the United States, and sources for USSE include Poland, Ukraine, Canada, Australia and the United States.
Coke

Coke Production
6,000
4,000
2,000
Thousands of tons
3,673
5,396
5,034
4,780
4,500
2020
2021
2022
2023
2024
Coke Production

In North America, the Flat-Rolled segment operates a cokemaking facility at the Clairton Plant of Mon Valley Works. At our Granite City Works, we have a coke supply agreement with Gateway that expires on June 30, 2025, with a U. S. Steel option to extend the supply agreement for an additional six months to December 31, 2025. Blast furnace injection of coal, and self-generated coke oven gas is also used to reduce coke usage.

With Flat-Rolled’s cokemaking facilities, it has the capability to be nearly self-sufficient with respect to its annual coke requirements at normal operating levels. Coke from time to time has been purchased from, sold to, or swapped with suppliers and other end-users to adjust for production needs and reduce transportation costs.
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
Limestone

All of Flat-Rolled’s limestone requirements and USSE’s lime and limestone requirements are purchased from outside sources. We believe that supplies of limestone and lime adequate to meet our needs are readily available from outside sources at competitive market prices.
Zinc and Tin
We believe that supplies of zinc and tin required to fulfill the requirements for Flat-Rolled, Mini Mill and USSE are available from outside sources at competitive market prices. For Flat-Rolled and Mini Mill the main sources of zinc are Canada, Mexico and the United States and the main sources of tin are Bolivia, Brazil and Peru. For USSE, the main sources of zinc are Poland and Finland, and the main sources of tin are Peru, Indonesia, and Brazil.
During 2024, Flat-Rolled protected approximately 70 percent of its operation’s zinc and tin requirements with financial swap derivatives to manage exposure to zinc and tin price fluctuations. For further information, see Note 16 to the Consolidated Financial Statements.

Natural Gas

All of U. S. Steel’s natural gas requirements are purchased from outside sources.

We believe that adequate supplies to meet Flat-Rolled’s, Mini Mill’s and Tubular’s needs are available at competitive market prices. For 2024, approximately 70 percent of our natural gas purchases in Flat-Rolled were based on bids solicited on a monthly basis from various vendors; the remainder were made daily or with term agreements.

We believe that adequate natural gas supplies to meet USSE’s needs are available at competitive market prices. During 2024, due to the uncertainty in the energy market, the procurement of natural gas in USSE was based on bids solicited primarily on a quarterly or monthly basis, with the remainder balanced on a daily basis.

Flat-Rolled and USSE use self-generated coke oven and blast furnace gas to reduce consumption of natural gas. USSE uses self-generated coke oven, converter and blast furnace gas to reduce consumption of steam coal that results in lower CO2 emissions production.

Additionally, Russian supply of natural gas to Europe has decreased significantly in response to enacted sanctions. However, Slovakia has natural gas storage and access to additional supply from other locations including Norway, the U.S. and Africa. Together, these sources are enough to support the country’s expected consumption through the 2025 winter season, which includes demand for natural gas for our USSE segment operations.

Industrial Gases

U. S. Steel purchases industrial gas in the U.S. under long-term contracts with various suppliers, with an exception being at our Fairfield Works where the Company’s air separation plant provides for the facility’s industrial gas needs. USSE owns and operates its own industrial gas facility, but also may purchase industrial gases from time to time from third parties.

International Trade

U. S. Steel continues to face import competition, much of which is unfairly traded and fueled by massive global steel overcapacity, currently estimated to be over 630 million net tons per year—more than six times the entire U.S. steel market and over twenty times total U.S. steel imports. These imports and overcapacity negatively impact the Company’s operational and financial performance. U. S. Steel continues to lead efforts to address these challenges that threaten the Company, our workers, our stockholders and our country’s national and economic security.

As of the date of this filing, pursuant to a series of Presidential Proclamations issued in accordance with Section 232 of the Trade Expansion Act of 1962, U.S. imports of certain steel products are subject to a 25 percent tariff, except imports from: (1) Argentina, Brazil, and South Korea, which are subject to restrictive quotas; (2) the European Union (EU) that are melted and poured in the EU, within tariff rate quota (TRQ) limits through December 2025; (3) Japan that are melted and poured in Japan within TRQ limits; (4) United Kingdom (UK) that are melted and poured in the UK within TRQ limits; (5) Canada; (6) Mexico, if melted and poured in North America; (7) Ukraine, if melted and poured in Ukraine or the EU, until June 1, 2025; and (8) Australia.

The U.S. Department of Commerce (DOC) is managing a process in which U.S. companies may request and/or oppose temporary product exclusions from the Section 232 tariffs and quotas. U. S. Steel opposes exclusion requests for imported products that are the same as, or substitutes for, products manufactured by U. S. Steel.

Multiple legal challenges to the Section 232 action continue before the U.S. Court of International Trade (CIT) and the U.S. Court of Appeals for the Federal Circuit (CAFC), the latter of which has consistently rejected constitutional and statutory challenges to the Section 232 action. Several challenges to the Section 232 action and retaliation thereto continue at the World Trade Organization (WTO).

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

In May 2024, the ITC voted to continue the AD order on tin mill products from Japan for another five years in the fourth “sunset” review of that order.

Also in May 2024, the EC initiated a new AD investigation on tin plate from China.

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

Additional tariffs of 7.5 to 25 percent continue to apply to certain U.S. imports from China, including certain raw materials used in steel production, semi-finished and finished steel products, and downstream steel-intensive products, pursuant to Section 301 of the Trade Act of 1974. In September 2024, the Office of the United States Trade Representative (USTR) revised certain Section 301 tariffs on U.S. imports from China, including increasing tariffs on steel from 7.5 to 25 percent; batteries from 7.5 to 25 percent; solar cells/modules from 25 to 50 percent; and electric vehicles from 25 to 100 percent.

The United States and EU are currently negotiating a global sustainable steel arrangement to restore market-oriented conditions and address carbon intensity. In June 2023, to inform these ongoing discussions with the EU, USTR requested that the ITC conduct a Section 332 investigation to assess greenhouse gas emissions intensity of steel produced in the United States. The ITC initiated the Section 332 proceeding in July 2023, held a hearing on December 7, 2023, collected information from domestic producers through mid-2024 and will issue a report in the first quarter of 2025. U. S. Steel is actively participating in this Section 332 investigation. In the fourth quarter of 2023, the U.S. agreed to continue the Section 232 TRQs on U.S. imports from Europe through December 2025 and the EU agreed to continue to suspend retaliation on U.S. exports through March 2025.

U. S. Steel will continue to execute a broad, global strategy to maximize opportunities and navigate challenges presented by imports, global steel overcapacity, and international trade law and policy developments.

Environmental Stewardship

U. S. Steel is committed to effective environmental stewardship. We have implemented and continue to develop business practices that are designed to reduce negative environmental impacts of our operations. We believe part of being a good corporate citizen requires a dedicated focus on how our industry affects the environment. We have taken the actions described below in furtherance of that goal. U. S. Steel’s environmental expenditures totaled $354 million in 2024, $345 million in 2023, and $334 million in 2022. Overall, environmental compliance expenditures represented approximately 2 percent of U. S. Steel’s total costs and expenses in 2024, 2023, and 2022. For further information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters.”

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

U. S. Steel’s North America operations recycled 4.8 million and 4.9 million tons of purchased and produced steel scrap annually in 2024 and 2023, respectively. USSK recycled approximately 787 thousand tons and 895 thousand tons of produced steel scrap in 2024 and 2023, respectively. Because of steel’s physical properties, our products can be recycled at the end of their useful life without loss of quality, contributing to steel’s high recycling rate and affordability. In 2024, our North America operations recycled approximately 2.5 million tons of blast furnace slag, 26 thousand tons of Basic Oxygen Process steel slag, and 114 thousand tons of electric arc furnace slag by selling it for use as aggregate and in highway and other construction. In 2024, USSK recycled approximately 1.0 million tons of blast furnace slag, and 287 thousand tons of Basic Oxygen Process steel slag.

Many of our major production facilities have Environmental Management Systems that are certified to the ISO 14001 Standard. This standard, published by the International Organization for Standardization (ISO), provides the framework for the measurement and improvement of environmental impacts of the certified facility.

In 2019, and in each succeeding year since, we published the Clairton Operating and Environmental Report related to our Clairton Plant of Mon Valley Works. While U. S. Steel agreed to publish an annual report as part of the 2019 Allegheny County Health Department Settlement Order and Agreement, we took the opportunity to enhance the report by including detailed descriptions of our operations, our safety and environmental performance and community involvement in order to provide easily accessible information for the public. The report details battery combustion stack and fugitive emission performance at Clairton and Clairton’s continued commitment to environmental stewardship. In 2021, we published a similar report for the Edgar Thomson facility.

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

U. S. Steel plans to achieve its greenhouse gas emissions intensity reduction goals through the execution of multiple initiatives. These include the use of EAF steelmaking technology at U. S. Steel’s Fairfield Works, at Big River Steel, the first LEED-certified steel mill in the United States and the first steel mill in North America to receive ResponsibleSteel™ site certification, and at Big River Steel 2. EAF steelmaking primarily relies on recycled scrap, rather than iron ore, to produce new steel products, which is a less carbon intensive process and leverages the ability to continuously recycle steel. Further carbon intensity reductions are expected to come from the implementation of ongoing energy efficiency measures, continued use of renewable energy sources and other process improvements to be developed.

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

EU Environmental Requirements and Slovak Operations
Phase IV of the EU Emissions Trading System (the EU ETS) commenced on January 1, 2021, and will finish on December 31, 2030. The European Commission issued final approval of the updated 2021-2025 Slovak National Allocation table in February 2022. The Slovak Ministry of Environment allocated 6.2 million metric tons of European Union Emission Allowances (EUA) at no charge (free allowances or free allocation) to USSE in March 2024. As of December 31, 2024, we have pre-purchased approximately 2.22 million EUA totaling €161 million (approximately $167 million) via spot purchases or settled forwards to cover the 2024 shortfall of emission allowances and expected shortfall in subsequent years.

The EU’s Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to go beyond BAT requirements were €138 million (approximately $143 million). These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g., bank guarantee) to secure 50 percent of the EU funding received. USSK complied with these covenants as of December 31, 2024, and no additional collateral will be required by the end of June 30, 2025. By this next assessment date, we expect that nine of the fifteen total projects will pass the sustainability monitoring and will be excluded from further assessment to provide additional collateral if the covenants are not met. The last assessment of financial covenants will be performed as of June 30, 2026.
For further discussion of laws applicable in Slovakia and the EU and their impact on USSE, see Note 26 to the Consolidated Financial Statements, “Contingencies and Commitments, Environmental Matters, EU Environmental Requirements.”
Minnesota Mining Operations - Water
The State of Minnesota has a sulfate wild rice water quality standard (WQS) set at 10mg/L, which was established in 1973. Since then, industry has been working with the legislature and the Minnesota Pollution Control Agency (MPCA) to reevaluate the environmental protection and science behind the 10 mg/L standard. In 2011, the legislature passed a law requiring MPCA to revise the sulfate standard. MPCA started the process to revise the rulemaking for the sulfate WQS, but it was never completed. During the interim the Keetac National Pollutant Discharge Elimination System (NPDES) permits were issued in November 2011, with a sulfate standard of 14 mg/L and a compliance schedule. Then in 2015, the Minnesota legislature passed a law that MPCA could not require businesses to expend funds to comply with the sulfate limit until the rulemaking was revised by MPCA as directed by the legislature in 2011. To date the sulfate WQS rulemaking has not been revised.
Keetac has been working to determine the best options to address sulfate. One of the options in process is a site-specific standard (SSS) request to MPCA for Keetac, first applied for in 2014 and then updated in 2022. The SSS presents data specific to the waterbody and explains the actual impact of sulfate. MPCA denied the Keetac SSS based on new agency guidance. U. S. Steel appealed the denial of the SSS and oral argument occurred on January 22, 2025. The United States Environmental Protection Agency (the U.S. EPA) partially rejected the CWA 303(d) list for impaired waters submitted by MPCA for 2021. The MPCA’s impaired waters list was in part rejected to add Hay Lake as being impaired for wild rice sulfate. In February 2022, the U.S. EPA Region V sent a letter to MPCA recognizing the conflict between state law and the CWA. In October 2023, MPCA indicated that Dark Lake is now a designated Wild Rice Water, carrying a 10 mg/L sulfate limit. Also in October, MPCA and U. S. Steel entered into a voluntary Sulfate Monitoring Plan related to operational changes with the Keetac DR pellet project. U. S. Steel is currently in discussions with U.S. EPA Region V concerning sulfate compliance at Keetac. This is based upon required monitoring submitted to the MPCA and the interpretation of the WQS for sulfate related to wild rice, even though there is an acknowledged conflict. It is not possible to accurately predict the outcome of this matter at this time.
U. S. Steel is continuing to work to determine the most efficient and effective options to meet the applicable sulfate standards. However, if MPCA does not revise the sulfate standard of 10mg/L for the receiving waters of Keetac or approve the SSS, an impact on mining operations is likely as a result of extensive changes to water collection and treatment that will be required.

New and Emerging Environmental Regulations

United States and European Greenhouse Gas Emissions Regulations

The Phase IV EU ETS period spans 2021-2030 and is divided into two sub periods (2021-2025 and 2026-2030). Currently, the overall EU ETS target is a 40 percent reduction of 1990 emissions by 2030. Free allocation of CO2 allowances is based on reduced benchmark values and historical levels of production from 2014-2018. Allocations to individual installations may be adjusted annually to reflect relevant increases and decreases in production. The threshold for adjustments is set at 15 percent and is assessed based on a rolling average of two precedent years. In 2023 and 2024, USSK received an allocation for hot metal in the amount corresponding to its historical average, while the allocation for sinter was slightly lower due to lower production.

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

In order to achieve the EU political goal of carbon emissions neutrality by 2050, on July 14, 2021, the European Commission released a package of legislative proposals called Fit for 55. The proposals contain significant changes to current EU ETS functions and requirements, including: a new carbon border adjustment mechanism (CBAM) to impose carbon fees on EU imports, further reduction of free CO2 allowance allocation to heavy industry and measures to strengthen the supply of carbon allowances. The initial phase started on October 1, 2023, with only a reporting obligation without financial impact. The full scale of CBAM will commence on January 1, 2026. CBAM will have an impact on USSK’s free allocation starting in 2026 where initial reduction to 97.5% starts until 2035 with no free allocation. Another implication of CBAM is the customs duty that will require USSK to cover all its imports from third parties with CBAM Certificates representing embedded emissions in goods imported. The legislative process is being impacted by the ongoing Russia-Ukraine conflict. The proposals are subject to the EU legislative process, and we cannot predict their future impact.

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

While our operations are subject to several different CAA rules and categories of NESHAP and MACT standards, the principal impact of these standards on U. S. Steel’s operations includes those that are specific to coke making, iron making, steel making and iron ore processing. The U.S. EPA has several rules under consideration that will impact our operations, as described in the sections below. While many of these rules are not finalized and the impacts are not estimable at this time, the overall cumulative impact could be material.

On July 13, 2020, the U.S. EPA published a Residual Risk and Technology Review rule for the Integrated Iron and Steel MACT category in the Federal Register. Based on the results of the U.S. EPA’s risk review, the agency determined that risks due to emissions of air toxics from the Integrated Iron and Steel category are acceptable and that the current regulations provided an ample margin of safety to protect public health. Under the technology review, the U.S. EPA determined that there are no developments in practices, processes or control technologies that necessitate revision of the standards. In September 2020, several petitions for review of the rule, including those filed by the Company, the American Iron and Steel Institute (the AISI), Clean Air Council and others, were filed with the United States Court of Appeals for the D.C. Circuit (D.C. Circuit). The cases were consolidated and are being held in abeyance until the U.S. EPA reviews and responds to administrative petitions for review. The U.S. EPA proposed a revised iron and steel rule on July 31, 2023. U. S. Steel and other entities submitted extensive comments to the U.S. EPA on September 28, 2023. The U.S. EPA signed the final integrated iron and steel rule on March 11, 2024, and it was published in the Federal Register on April 3, 2024. U. S. Steel filed a Petition for Reconsideration with the U.S. EPA and a Petition for Review in the D.C. Circuit challenging the final iron and steel rule on June 6, 2024. U. S. Steel sought a stay of the rule pending the legal challenges. The motion for stay was denied by the D.C. Circuit in November 2024 and parties filed a request for En Banc review on December 6, 2024. Any impacts are not estimable at this time.

For the Taconite Iron Ore Processing category, based on the results of the U.S. EPA’s risk review, the agency promulgated a final rule on July 28, 2020, in which the U.S. EPA determined that risks from emissions of air toxics from this source category are acceptable and that the existing standards provide an ample margin of safety. Furthermore, under the technology review, the agency identified no cost-effective developments in controls, practices, or processes to achieve further emissions reductions. Petitions for Review of the rule were filed in the D.C. Circuit, in which the Company and the AISI intervened. The U.S. EPA signed the Taconite Rule on January 31, 2024 and it was published in the Federal Register on March 6, 2024. U. S. Steel filed a Petition for Reconsideration with the U.S. EPA and Petitions for Review with the United States Court of Appeals for the Eighth Circuit and the D.C. Circuit on May 3, 2024, challenging the final Taconite Rule. The Petition for Review is now with the D.C. Circuit and briefing is ongoing. A stay was sought and denied by the D.C. Circuit. Any impacts are not estimable at this time.

The U.S. EPA published the final Coke MACT residual risk and technology rule in the Federal Register on July 5, 2024. The final rule imposes lower emission limits as well as new emission limits and work practices for many emission sources at by-product and heat recovery coke plants. U. S. Steel is reviewing the final version of the rule to determine next steps. On August 30, 2024, the Company, through the American Coke and Coal Chemicals Institute (ACCCI) and Coke Environmental Task Force (COETF), filed a Petition for Review of the coke rule with the D.C. Circuit. On September 3, 2024, the Company separately and jointly with the ACCCI and COETF submitted the Petitions for Reconsideration and Administrative Stay of the final coke rule with the U.S. EPA. The Company through ACCCI and COETF filed a motion to stay the final coke rule with the D.C. Circuit which was denied. Briefing will be in 2025. Any impacts are not estimable at this time.

In response to Court orders that invalidated prior U.S. EPA determinations regarding ozone attainment interference, on April 6, 2022, the U.S. EPA proposed a Federal Implementation Plan (that would replace several pending or disapproved State Implementation Plans) for Regional Ozone Transport for the 2015 Ozone National Ambient Air Quality Standard. The proposed rule would affect electric generating units (EGUs) in 26 states and certain non-EGU industries, including, among several others, coke ovens, taconite production kilns, boilers, blast furnaces, basic oxygen furnaces, reheating furnaces, and annealing furnaces in 23 states, including those where U. S. Steel has operations. The U.S. EPA announced the final rule on March 15, 2023. The final rule only included regulation of boilers and reheat furnaces for the iron and steel industry limiting the potential impacts on the Company. U. S. Steel filed an administrative petition for review and a petition for judicial review to the rule on August 4, 2023. The matter remains before the U.S. EPA Administrator (administrative) and the D.C. Circuit (judicial). While U. S. Steel’s and others’ petitions to stay the effectiveness of the rule were denied by the D.C. Circuit, the Company, as well as other petitioners, have filed applications to stay the effectiveness of the rule with the Supreme Court of the United States (U.S. Supreme Court). The U.S. Supreme Court granted the stay on June 27, 2024. The effective dates of the rule will be stayed during the pendency of the lower court challenges. Litigation in the D.C. Circuit, in which U. S. Steel is a petitioner, remains ongoing. The U.S. EPA requested the D.C. Circuit remand the administrative record, which was granted, and the record was remanded on December 4, 2024. Any impacts are not estimable at this time.

The CAA also requires the U.S. EPA to develop and implement National Ambient Air Quality Standards (NAAQS) for criteria pollutants, which include, among others, particulate matter (PM) - consisting of PM10 and PM2.5, lead, carbon monoxide, nitrogen dioxide, sulfur dioxide (SO2) and ozone.

In October 2015, the U.S. EPA lowered the NAAQS for ozone from 75 parts per billion (ppb) to 70 ppb. On November 6, 2017, the U.S. EPA designated most areas in which we operate as attainment with the 2015 ozone standard. In a separate ruling, on June 4, 2018, the U.S. EPA designated other areas in which we operate as “marginal nonattainment” with the 2015 ozone standard. On December 6, 2018, the U.S. EPA published a final rule regarding implementation of the 2015 ozone standard. Because no state regulatory or permitting actions to bring the ozone nonattainment areas into attainment have yet to be proposed or developed for U. S. Steel facilities, the operational and financial impact of the ozone NAAQS cannot be reasonably estimated at this time. On December 31, 2020, the U.S. EPA published a final rule pursuant to its statutorily required review of

NAAQS that retains the ozone NAAQS at 70 ppb. In January 2021, New York, along with several states and non-governmental organizations, filed petitions for judicial review of the action with the D.C. Circuit. Several other states and industry trade groups intervened in support of the U. S. EPA’s action. The case remains in abeyance before the court as the U.S. EPA voluntarily reconsiders the ozone NAAQS. On January 3, 2024, the U.S. EPA filed an unopposed motion to voluntarily remand without vacatur the 2020 rulemaking. In its motion, the U.S. EPA advised the court that it intends to conduct the voluntary remand simultaneously as it conducts an entirely new review of the ozone standard; and that it intends to complete the new review (which is already underway) “as expeditiously as possible”. Any impacts related to the U.S. EPA’s consideration to revise the ozone NAAQS are not estimable at this time.

On December 18, 2020, the U.S. EPA published a final rule pursuant to its statutorily required review of NAAQS that retains the existing PM2.5 standards without revision. In early 2021, several states and non-governmental organizations filed petitions for judicial review of the action with the D.C. Circuit. Several industry trade groups intervened in support of the U.S. EPA’s action. The case remains in abeyance before the court as the U.S. EPA voluntarily reconsiders the PM2.5 NAAQS. On January 6, 2023, the U.S. EPA proposed to lower the annual PM2.5 NAAQS from the current 12 ug/m3 standard to within the range of 9.0 to 10.0 ug/m3. On March 6, 2024, the U.S. EPA published a final rule to significantly lower the primary annual PM2.5 NAAQS standard from 12 ug/m3 to 9.0 ug/m3. In the rule, the U.S. EPA retained the primary 24-hour PM2.5 standard at the level of 35 ug/m3. The rule is being challenged by 24 states as well as trade groups in the D.C. Circuit. Because area designations and State Implementation Plans have not yet been made, any impacts to the Company are not estimable at this time.

Environmental Remediation

For further discussion of relevant environmental matters, including environmental remediation obligations, see “Item 3. Legal Proceedings, Environmental Proceedings.”

Property, Plant and Equipment Additions

For property, plant and equipment additions, including finance leases, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 13 to the Consolidated Financial Statements.

Available Information

U. S. Steel’s Internet address is www.ussteel.com. We post our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our proxy statement, our current reports on Form 8-K, amendments to those reports and our interactive data files to our website free of charge as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (SEC). We also post all press releases and earnings releases to our website.

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

Other Information

Information on net sales, depreciation, capital expenditures, earnings (loss) before interest, taxes, depreciation and amortization and assets by reportable segment and for business in the Other category and on net sales and assets by geographic area are set forth in Note 4 to the Consolidated Financial Statements.

For significant operating data for U. S. Steel for each of the last five years, see “Five-Year Operating Summary (Unaudited)” within this document.

Item 1A. RISK FACTORS

Merger-Related Risk Factors

Failure to complete the Merger on a timely basis, or at all, would negatively impact our business and financial condition, as well as the price of our common stock.

We may not be able to complete the Merger on a timely basis, or at all, including due to the failure to receive required regulatory approvals. The closing conditions to the Merger include clearance by CFIUS. Following referral of the transaction by CFIUS to the President of the United States, on January 3, 2025, the President of the United States issued an order prohibiting the Merger and requiring the parties to abandon the Merger Agreement within thirty days. On January 10, 2025, CFIUS granted an extension of that deadline to June 18, 2025.

The Company, NSC and Purchaser jointly filed a lawsuit in the United States Court of Appeals for the District of Columbia Circuit alleging that the President’s order blocking the Merger was issued for purely political reasons, which are irrelevant to U.S. national security, challenging the decision by the President of the United States and the CFIUS process as violating the constitutional due process rights of the Company, NSC and Purchaser, as well as the applicable statute governing CFIUS and the Administrative Procedure Act, and as an exercise of power that exceeded the authority provided to the President of the United States under the applicable statute. There is no assurance that this lawsuit will be successful, or will ultimately permit the Merger to be consummated. The Company, NSC and Purchaser also filed a lawsuit in the U.S. District Court for the Western District of Pennsylvania against Cliffs, Cliffs’ Chief Executive Officer Lourenco Goncalves, and the President of the USW, David McCall, for engaging in a coordinated series of anticompetitive and racketeering activities illegally designed to prevent any party other than Cliffs from acquiring the Company as part of an illegal campaign to monopolize critical domestic steel markets. There is no assurance that this lawsuit will be successful.

If the Merger is not completed, our ongoing business may be adversely affected as follows: (i) we may experience negative reactions from the financial markets, including negative impacts on the market price of our common stock; (ii) some of management’s attention will have been directed to the Merger instead of being directed to our own operations and the pursuit of other opportunities that could have been beneficial to us; (iii) the manner in which customers, suppliers and other third parties perceive us may be negatively impacted, which in turn could affect our ability to compete for business; (iv) we may experience negative reactions from employees and there may be further negative impact on the relationship with the leadership of the USW; (v) we will have expended time and resources that could otherwise have been spent on our business; and (vi) we will not obtain the benefits of NSC’s commitments to the Company, including the commitments to invest at least $2.7 billion of capital and to share technology to protect and grow the Company. In addition, further delay in consummating the Merger could have an adverse effect on our operating results and adversely affect our relationships with customers and suppliers and would likely lead to a significant diversion of management and employee attention.

Additionally, in approving the Merger Agreement, the Board of Directors considered a number of factors and potential benefits, including the fact that the merger consideration to be received by holders of common stock represented a significant premium over the unaffected trading price, including a premium of 142% to the Company’s unaffected closing stock price of $22.72 on August 11, 2023, the last trading day before the Company’s announcement of the strategic alternatives review process and a premium of 40% to the Company’s closing stock price of $39.33 on December 15, 2023, the last trading day before public announcement of the Merger Agreement. If the Merger is not completed, neither the Company nor the holders of our common stock will realize this benefit of the Merger. Moreover, we would also have nevertheless incurred substantial transaction-related fees and costs and the loss of management time and resources.

Expenses related to the pending Merger are significant and will adversely affect our operating results.

We have incurred and expect to continue to incur significant expenses in connection with the pending Merger, including legal and investment banking fees and fees incurred in connection with the Merger-related litigation. We expect these costs to have an adverse effect on our operating results.

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

Litigation and union grievances and disputes could result in substantial costs or other negative impacts on the Company.

In connection with the Merger, we (along with our directors and officers) may face lawsuits, disputes and/or other actions (including union grievances or actions), in addition to the lawsuits jointly filed by the Company, NSC and Purchaser described above. We may face additional lawsuits, disputes and/or other actions, including those brought by stockholders of the Company or those arising from the Merger-related litigation filed by the Company and NSC, which may seek to enjoin, prevent, and/or delay us from consummating the Merger or may seek damages or other relief from the Company.

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

The announcement and pendency of the Merger may adversely affect our business, financial condition and results of operations.

Whether or not the Merger is consummated, the Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. We cannot predict how our customers, distributors, suppliers and strategic partners will view or react to the pendency of the Merger or any of the actions being taken in pursuit of consummating the Merger. If we are unable to reassure our customers, distributors, suppliers and strategic partners to continue transacting business with us, our sales, financial condition, results of operations, cash flows and stock price may be adversely affected.

In addition, uncertainty about the effect of the Merger on our employees may have an adverse effect on our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter. Employee retention may be particularly challenging during the pendency of the Merger. If key employees depart and as we face additional uncertainties relating to the Merger, our business relationships may be subject to disruption as customers, suppliers and other third parties attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company. If key employees depart or if our existing business relationships suffer, our results of operations may be adversely affected. The adverse effects of such disruptions could be exacerbated by further delay in the completion of the Merger.

The Merger Agreement contains provisions that eliminate our ability to consider alternative transaction proposals.

The Merger Agreement contains non-solicitation provisions that, subject to limited exceptions which applied prior to obtaining the requisite stockholder approval of the Merger, restrict our ability to solicit, initiate, or knowingly encourage or induce competing third-party proposals (or engage in, continue or otherwise participate in negotiations or discussions regarding such third-party proposals) for the acquisition of our stock or assets.

While the Merger Agreement remains in effect, these provisions would prevent us from being able to consider, negotiate or accept a transaction with a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us, even if the acquirer was prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger.

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

Our U.S. operations are subject to economic conditions, including credit and capital market conditions, inflation, prevailing interest rates, and political factors, which if changed could negatively affect our results of operations, cash flows and liquidity. Political factors include, but are not limited to, changes to tax laws and regulations resulting in increased income tax liability, changes in administration resulting in increased or newly imposed tariffs, increased regulation, such as carbon emissions limitations or trading mechanisms, limitations on exports of energy and raw materials, and trade remedies. Actions taken by the U.S. government could affect our results of operations, cash flows and liquidity.

USSE is subject to economic conditions and political factors associated with the EU, Slovakia and neighboring countries, and the euro currency. Changes in any of these economic conditions or political factors could negatively affect our results of operations, cash flows and liquidity. Political factors include, but are not limited to, taxation, nationalization, inflation, government instability, regional conflict, civil unrest, increased regulation and quotas, tariffs, sanctions and other market-distorting measures. Continued uncertainty and economic downturn in the European market throughout 2024, as well as the ongoing war in Ukraine, have had a broad range of adverse impacts on global economic conditions, many of which have had and are likely to continue to have adverse impacts on our USSE business, including increased raw material and energy costs, softer customer demand and lower steel prices, which led to the temporary idling of a portion of USSE’s raw steel capability at the end of 2024 until the demand environment improves. These uncertain conditions in the European market could lead to adverse effects on the valuation of USSE’s long-lived assets, which could negatively affect our results of operations through potential impairment charges. USSE also purchases a significant portion of its iron ore and coal from suppliers based in Ukraine.

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

Although U. S. Steel currently benefits from 69 U.S. AD and CVD or anti-subsidy duty orders and 14 EU AD/CVD orders, petitions for trade relief are not always successful or effective. When implemented, such relief is generally subject to periodic reviews and challenges, which can result in revocation of AD/CVD orders or reduction of effective duty rates. There can be no assurance that any relief will be obtained or continued in the future or that such relief will adequately combat unfairly traded imports.

As of the date of this filing, pursuant to a series of Presidential Proclamations issued in accordance with Section 232 of the Trade Expansion Act of 1962, U.S. imports of certain steel products are subject to a 25 percent tariff, except imports from: (1) Argentina, Brazil, and South Korea, which are subject to restrictive quotas; (2) the European Union (EU) that are melted and poured in the EU, within TRQ limits through December 2025; (3) Japan that are melted and poured in Japan within TRQ limits; (4) United Kingdom (UK) that are melted and poured in the UK within TRQ limits; (5) Canada; (6) Mexico, if melted and poured in North America; (7) Ukraine, if melted and poured in Ukraine or the EU, until June 1, 2025; and (8) Australia. The Section 232 national security action on steel imports currently provides U. S. Steel and other domestic steel producers critical relief from imports. With no scheduled end date, the future coverage and duration of the Section 232 action is not known. Further, the U.S.

government may negotiate alternatives to the Section 232 tariffs for certain countries, similar to TRQ agreements with the EU, Japan, and the UK.

USTR’s review of additional tariffs of 7.5 to 25 percent on certain U.S. imports from China, including certain raw materials used in steel production, semi-finished and finished steel products, and downstream steel-intensive products, pursuant to Section 301 of the Trade Act of 1974 could change the coverage and levels of such tariffs. In September 2024, USTR revised certain Section 301 tariffs on U.S. imports from China, including increasing tariffs on steel from 7.5 to 25 percent; batteries from 7.5 to 25 percent; solar cells/modules from 25 to 50 percent; and electric vehicles from 25 to 100 percent.

In February 2019, the EC implemented a definitive safeguard on global steel imports in the form of TRQs. The TRQs, which impose 25 percent tariffs on steel imports that exceed the TRQ limit, are currently effective through June 2026.

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

We depend on skilled labor for the manufacture of our products. Some of our facilities are located in areas where demand for skilled labor often exceeds supply. Shortages of some types of skilled labor, such as electricians and qualified maintenance technicians, could restrict our ability to maintain or increase production rates, lead to production inefficiencies and increase our labor costs. Our strategic investments also require a set of job skills that is different from our prior needs. Our continued success executing on our strategy, and constructing and commercializing depends on the active participation of our key employees and ability to attract employees with different skills. We have recently observed an overall tightening and increasingly competitive labor market. The competitive nature of the labor markets in which we operate, the cyclical nature of the steel industry and our resulting needs for skilled employees increase our risk of not being able to recruit, train and retain the employees we require at efficient costs and on reasonable terms, and could lead to increased costs, such as increased overtime to meet demand and increased compensation to attract and retain employees. In addition, many companies, including U. S. Steel, have had employee layoffs as a result of reduced business activities during industry downturns. The loss of our key people or our inability to attract new key employees could adversely affect our operations. Additionally, layoffs or other adverse actions could result in an adverse relationship with our workforce or third-party labor providers. If we are unable to recruit, train and retain adequate numbers of qualified employees and third-party labor providers on a timely basis or at a reasonable cost or on reasonable terms, our business and results of operations could be adversely affected. Additionally, an overall labor shortage, lack of skilled labor, increased turnover, labor strikes or labor inflation as a result of general macroeconomic factors that affect our customers or suppliers could have a material adverse impact on the Company’s operations, results of operations, liquidity or cash flows.

Strategic Risk Factors

Commercialization of our strategic investments in new technologies and products may not be fully successful.

Execution of our Best for All® strategy depends, in part, on the successful commercialization of a number of investments we have made in new facilities, technologies and products and successfully transitioning our footprint to a lower-cost, carbon and capital intensive model. Our Best for All® strategy is centered around expanding our competitive advantages in low-cost iron ore, mini mill steelmaking, and best-in-class finishing capabilities. These competitive advantages are built on a foundation of research, innovation and deep customer relationships. We have expanded our low-cost iron ore competitive advantage by investing in ways to translate the advantage to feed our growing EAF footprint. This includes investments in a pig iron caster at the Gary Works facility in the fourth quarter of 2022, and DR-grade pellet capabilities in Keetac, Minnesota, completed in December 2023. We have expanded our mini mill steelmaking capabilities through the construction of a second mini mill facility in Osceola, Arkansas, which produced its first coil in October 2024. We also expanded our best-in-class finishing capabilities through investments in a non-grain oriented electrical steel line and galvanizing construction line at Big River Steel. In executing our strategy, we aim to enhance our earnings profile, deliver long-term cash flow through industry cycles and reduce our cost, capital, and carbon intensity. By offering the product capabilities, including the more sustainable steels our customers are increasingly demanding, we believe that we can achieve more competitive positioning in strategic, high-margin end markets, and deliver high-quality, sustainable, value-added products and innovative solutions.

Successful commercialization of our strategic investments and execution of our strategy are subject to changing market conditions and demand for our new products, capability and cost performance, and customer adoption of new technologies. New product development or modification is costly, may be restricted by regulatory requirements, involves significant research, development, time, expense and human capital and may not necessarily result in the successful commercialization of new products, customer adoption of new technologies or products or new technologies may not perform as intended or expected. Unsuccessful commercialization and execution of these strategic investments, underperformance of any of these assets, failure of new products to gain market acceptance, delays or inability to achieve customer qualification standards, or limited or reduced demand in the marketplace could adversely affect our business, results of operations and financial condition and may limit the benefits of our stockholder value creation strategy.

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

Additionally, we seek opportunities to monetize non-core and excess iron assets, including through real estate sales, third party agreements and option agreements. These opportunities may not materialize or generate the financial benefits expected. For example, Stelco Inc. (Stelco), a subsidiary of Cliffs, holds an option (Option) to acquire an undivided 25 percent interest in a to-be-formed entity that will own the Company’s current iron ore mine located in Mt. Iron, Minnesota. There is a possibility that Stelco may not exercise its Option in the anticipated timeframe or at all. If the proposed joint venture with Stelco is not successful, fails to provide the benefits we expect, or is not created at all, we may in the future have more iron ore than we need to support the business. Additionally, the existence of the Option may deter future potential opportunities to monetize the iron ore assets. Any of the foregoing could adversely affect our business and results of operations.

Operational and Commercial Risk Factors

Our operational footprint, unplanned equipment outages and other unforeseen disruptions may adversely impact our results of operations or result in idle facility costs or impairment charges.

U. S. Steel has adjusted its operating configuration to advance its Best for All® strategy, in response to market conditions, including global economic volatility, declining steel prices, oil and gas industry disruption, global overcapacity and unfairly traded imports, and to optimize capability and cost performance, by idling and restarting production at certain facilities. Due to our existing operational footprint, the Company may not be able to respond in an efficient manner to fully realize the benefits from changing market conditions that are favorable to integrated steel producers or most efficiently mitigate the negative impacts of such changes. Our decisions concerning which facilities to operate and at what levels are made based upon execution of our Best for All® strategy, market conditions, our customers’ orders for products as well as the capabilities and cost performance of our locations. We may concentrate production operations at several plant locations and not operate others, and as a result we may incur idle facility costs or impairment charges.

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

While the Company continually works to safeguard our systems and mitigate potential risks, there can be no assurance that such actions will be sufficient to prevent cyberattacks or security breaches or mitigate all potential risks to our systems, networks and data, particularly with the recent proliferation and sophistication of cyberattacks and cyber intrusions around the world. The number of threats and events has increased substantially every year, which is expected to continue, particularly as the use of artificial intelligence makes these attempts look more legitimate. The potential consequences of a material cybersecurity attack include reputational damage, investigations and/or adverse proceedings with government regulators or enforcement agencies, litigation with third parties, disruption to our systems, including production capabilities, unauthorized release of confidential, personally identifiable or otherwise protected information, corruption of data, diminution in the value of our investment in research, development and engineering and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness, results of operations and financial condition. The amount of insurance coverage we maintain may be inadequate to cover claims or liabilities resulting from a cybersecurity attack.

We depend on third parties for transportation services and increases in costs or the availability of transportation may adversely affect our business and operations.

Our business depends on the transportation of a large number of products, both domestically and internationally. We rely primarily on third parties, including the divested Transtar business, for transportation of the products we manufacture as well as delivery of our raw materials. Any increase in the cost of the transportation of our raw materials or products, as a result of increases in fuel or labor costs, higher demand for logistics services, consolidation in the transportation industry or otherwise, may adversely affect our results of operations as we may not be able to pass such cost increases on to our customers.

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

We have approximately $4.1 billion of long-term debt (see Note 17 to the Consolidated Financial Statements). If our cash flows and capital resources are insufficient to fund our planned capital expenditures or debt service obligations, we may face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, terminate strategic projects, or to dispose of material assets or operations or issue additional debt or equity. We may not be able to take such actions, if necessary, on commercially reasonable terms or at all. The Credit Facility Agreement, the documents governing the USSK Credit Facility, the documents governing the Big River Steel ABL (Asset Based Loan) Facility and Big River Steel notes, and the indentures governing our existing senior unsecured notes may restrict our ability to dispose of assets and may also restrict our ability to raise debt or equity capital to be used to repay other debt when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and may place us at a competitive disadvantage with competitors who may have less indebtedness and other obligations or greater access to financing. In addition, the availability under our Credit Facility Agreement and Big River ABL Facility may be reduced if we have insufficient collateral, or if we do not meet a fixed charge coverage ratio test. Availability under the USSK Credit Agreement could be limited if USSK does not meet certain financial covenants.

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

The level of cash funding for our defined benefit pension plans in future years depends upon various factors, including voluntary contributions that we may make, future pension plan asset performance, actual interest rates under the law, the impact of business acquisitions or divestitures, union negotiated benefit changes and future government regulations, many of which are not within our control. In addition, assets held by the trusts for our pension plan and our trust for retiree health care and life insurance benefits are subject to the risks, uncertainties and variability of the financial markets. Future funding requirements could also be materially affected by differences between expected and actual returns on plan assets, actuarial data and assumptions relating to plan participants, the discount rate used to measure the pension obligations and changes to regulatory funding requirements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 to the Consolidated Financial Statements for a discussion of assumptions and further information associated with these benefit plans.

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

We periodically test our goodwill, equity method investments and other long-lived assets to determine whether their estimated fair value is less than their value recorded on our balance sheet. The results of this testing for potential impairment may be adversely affected by uncertain market conditions for the global steel industry and general economic conditions. If we determine that the fair value of any of these assets is less than the value recorded on our balance sheet, and, in the case of equity method investments the decline is other than temporary, we would likely incur a non-cash impairment loss that would negatively impact our results of operations. We have incurred asset impairment charges in recent years, including during the year ended December 31, 2024, and there can be no assurances that continued market dynamics or other factors may not result in future impairment charges.

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

In addition, foreign producers, including foreign producers of subsidized or unfairly traded steel with foreign currency denominated costs may gain additional competitive advantages or target our home markets if the U.S. dollar or euro exchange rates strengthen relative to those producers’ currencies. Volatility in the markets and exchange rates for foreign currencies and contracts in foreign currencies could have a significant impact on our reported financial results and condition.

Financial regulatory frameworks introduced by U.S. and EU regulators may limit our financial flexibility or increase our costs.

We use swaps, forward contracts and similar agreements to mitigate our exposure to volatility, which entails a variety of risks. The Commodity Future Trading Commission’s Dodd Frank and the EU’s European Market Infrastructure Regulation and other government agencies’ regulatory frameworks can limit the Company’s ability to hedge interest rate, foreign exchange (FX), or commodity pricing exposures, which could expose us to increased economic risk. These frameworks may introduce additional compliance costs or liquidity requirements. Some counterparties may cease hedging as a result of increased regulatory cost burdens, which in turn may reduce U. S. Steel’s ability to hedge its interest rate, FX or commodity exposures.

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

Additionally, we may be subject to product liability claims that may have an adverse effect on our financial position, results of operations and cash flows. Events such as well failures, line pipe leaks, blowouts, bursts, fires and product recalls could result in claims that our products or services were defective and caused death, personal injury, property damage or environmental pollution. The insurance we maintain may not be adequate, available to protect us in the event of a claim, or its coverage may be limited, canceled or otherwise terminated, or the amount of our insurance may be less than the related impact on our enterprise value after a loss. We establish reserves based on our assessment of contingencies, including contingencies for claims asserted against us in connection with litigation, arbitrations and environmental issues. Adverse developments in litigation, arbitrations, environmental issues or other legal proceedings may affect our assessment and estimates of the loss contingency recorded as a reserve and require us to make payments in excess of our reserves, which could negatively affect our operations, financial results and cash flows. See “Item 3. Legal Proceedings” and Note 26 to the Consolidated Financial Statements for further details.

Regulatory Risk Factors

Compliance with existing and new environmental regulations, environmental permitting and approval requirements may result in delays or other adverse impacts on planned projects, our results of operations and cash flows.

Steel producers in the U.S., along with their customers and suppliers, are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations concern the generation, storage, transportation, treatment, disposal, release, emission or discharge of pollutants, contaminants, petroleum, and hazardous substances into the environment, the reporting of such matters, and the general protection of public health and safety, natural resources, wildlife and the environment. Steel producers in the EU are subject to similar laws. These laws and regulations continue to evolve and are becoming increasingly stringent. For example, the U.S. EPA has proposed to lower the NAAQS for fine particulate matter (PM2.5), which would result in stringent and costly requirements to control emissions from existing operations and restrictions on new projects. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated, and the subject of ongoing litigation or are undergoing revision, and new versions or interpretations of existing laws may take effect. Additionally, compliance with certain of these laws and regulations, such as the CAA and state and local requirements governing air emissions, could result in substantially increased capital requirements and operating costs and could require changes to the equipment or facilities we operate. Compliance with current or future laws and regulations could entail substantial costs and could have a negative impact on our results of operations and cash flows. The amount and timing of environmental expenditures is difficult to predict.

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

Failure to comply with legal requirements, including permits, leases, approvals, consents and certificates, may result in administrative, civil and criminal penalties, and revocation of permits and our authority to conduct business or construct certain facilities, substantial fines or sanctions, or citizens’ suits or enforcement actions (including orders limiting our operations or requiring corrective measures), among other consequences.

We have significant environmental remediation costs that negatively affect our results of operations and cash flows.

Various environmental laws impose liability on a current or former owner or operator of real property for investigation or cleanup of hazardous substances or petroleum products at, on, under or migrating from our currently or formerly owned or leased real property. Some of U. S. Steel’s current and former facilities were in operation before such environmental regulations were in place. Hazardous materials associated with those facilities have been and may continue to be encountered at current or former operating sites or delivered to sites operated by third parties. In some cases, liability may be imposed without regard to contribution or to whether we knew of, or caused, the release of hazardous substances. Liability under these laws may be joint and several, meaning that we could be required to bear 100% of the liability even if other parties are also liable. U. S. Steel is involved in numerous remediation projects at currently operating facilities, facilities that have been closed or sold to unrelated parties and other sites where material generated by U. S. Steel was deposited. In addition, there are numerous other former operating or disposal sites that could become subject to remediation, which may negatively affect our results of operations and cash flows. Contamination at our current properties could result in limitations on or interruptions to our operations and liens in favor of the government for costs the government incurs in cleaning up contamination. In addition, we may be liable for the costs of investigating or remediating contamination at off-site waste facilities where we have arranged for the disposal, or treatment of hazardous substances, without regard to whether we complied with environmental laws in doing so.

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

Federal, state and local governmental agencies within the United States may introduce regulatory changes in response to the potential impacts of climate change, including the introduction of carbon emissions limitations or trading mechanisms, and changes in U.S. administration may result in new or significantly different regulations than those currently impacting or likely to impact the Company. Any such regulation regarding climate change and GHG emissions could impose significant costs on our operations and on the operations of our customers and suppliers, including increased energy, capital equipment, emissions controls, environmental monitoring and reporting and other costs in order to comply with current or future laws or regulations concerning climate change and GHG emissions. Any adopted future climate change and GHG regulations could negatively impact our ability, and that of our customers and suppliers, to compete with companies situated in areas not subject to or not complying with such limitations. Inconsistency of regulations may also change the attractiveness of the locations of some of the Company’s assets and investments. In addition, changes in certain environmental regulations, including those that may impose output limitations or higher costs associated with climate change or greenhouse gas emissions, could substantially increase the cost of manufacturing and raw materials to us and other steel producers. For additional details, see “Part I – Item 1, Business – New and Emerging Environmental Regulations – United States and European Greenhouse Gas Emissions Regulations” above.

Additionally, the European Union has established aggressive CO2 reduction targets of 40 percent by 2030, against a 1990 baseline, and full carbon neutrality by 2050. As part of the European Green Deal the Commission proposed in September 2020 to raise the 2030 reduction target to at least 55 percent compared to 1990. The new target has since been endorsed by the European Parliament. An emission trading system (ETS) was established to encourage compliance with set emissions reduction targets. These aggressive targets require drastic measures within the steel industry to comply. The transition to EAF technology, as well as incremental gains in energy reduction, use of renewable energy, hydrogen-based steelmaking and continued asset and process improvements are expected to reduce our GHG footprint. However, the development of breakthrough technologies is likely required to continue the path of low to no carbon footprint in the steel industry. Implementation of new technologies will most likely require significant amounts of capital and an abundant source of low-cost hydrogen and/or green power, most likely leading to an increase in the cost of future steelmaking. In addition, the cost of emission allowances is forecast to increase, along with the number of allowances decreasing in the next several years. The price of CO2 emission allowances was 71 euro per metric ton as of December 31, 2024, and forecasts call for potential prices exceeding 100 euro per metric ton in future years.

Environmental, social and governance matters may impact our business and reputation.

In addition to the changing rules and regulations related to environmental, social and governance (ESG) matters imposed by governmental and self-regulatory organizations such as the SEC and the New York Stock Exchange, a variety of third-party organizations, institutional investors and customers evaluate the performance of companies on ESG topics, and the results of these assessments are widely publicized. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. Reduced access to or increased cost of capital may occur as financial institutions and investors increase expectations related to ESG matters.

Developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Furthermore, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals, including our previously announced commitments to reduce greenhouse gas emissions, within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected. In addition, in recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and the President having recently issued an executive order opposing diversity equity and inclusion (“DEI”) initiatives in the private sector. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in U. S. Steel facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

U. S. Steel maintains robust processes for identifying, assessing, and managing material risks from cybersecurity threats. U. S. Steel’s cybersecurity program is based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, and the risk of cybersecurity threats is integrated into the Company’s Enterprise Risk Management (“ERM”) program, led by the Chief Risk Officer. The ERM program includes an annual risk prioritization process to identify key enterprise risks. Each key risk is assigned risk owners to establish action plans and implement risk mitigation strategies. The cybersecurity threat risk action plan is managed at the enterprise level by the Senior Vice President – Business Development and President, USSE, the Vice President & Chief Information Officer (the “CIO”) and the Chief Information Security Officer (the “CISO”). Each quarter, the risk owners review and update the cybersecurity threat risk action plan to provide the status on specific risk mitigation actions and to identify new threats. U. S. Steel works closely with its internal and external auditors to assess, plan for, prevent and mitigate cybersecurity risks.

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

The Company engages with third party cybersecurity specialists to provide an independent assessment of U. S. Steel’s cybersecurity programs and to prepare a 5-year plan to maintain compliance and operational excellence. Management periodically reviews the 5-year plan and modifies it in response to changes in the threat landscape and otherwise as needed. Management employs in-depth defense mechanisms throughout the enterprise, including, but not limited to, employee training, vulnerability management, multi-factor authentication, cybersecurity insurance and table top exercises to mitigate and/or prevent cybersecurity incidents. The Company conducts security assessments of certain third party providers before and periodically throughout their engagement and has established procedures intended to mitigate risks related to security incidents originating from third parties. For example, management assesses the cybersecurity proficiency of potential third party cloud suppliers before utilizing their services. The assessment identifies cybersecurity-related risks and makes recommendations to enhance the security of new cloud computing services.

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

As described above, management is actively involved in assessing and managing U. S. Steel’s material cybersecurity risks. The CIO and the CISO primarily lead these efforts. The CIO is responsible for the oversight of U. S. Steel’s entire global IT operation, including the cybersecurity program, and holds a Bachelor of Science in operations research and industrial engineering and a Bachelor of Arts in economics from Cornell University, as well as a Master of Science in engineering and Master of Business Administration from Massachusetts Institute of Technology. The CIO’s previous work experience includes holding the position of CIO at a $25 billion manufacturing conglomerate and a $7 billion energy company. The CISO reports directly to the CIO and has responsibility for leadership of U. S. Steel’s global cybersecurity program. She holds a bachelor’s degree in Information Systems Management, a master’s degree in Internet Information Systems, and a doctorate in Instructional Management and Leadership. The CISO also completed the Chief Information Security Officer Certificate program at Carnegie Mellon University, where she now serves as a coach for the program, and holds a Certified Information Systems Security Professional (CISSP) certification.

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

Mining Properties

Summary Overview of Mining Operations

U. S. Steel operates two surface iron ore mining complexes in Minnesota consisting of the Minntac Mine and Pellet Plant and the Keetac Mine and Pellet Plant, which are wholly owned by the Company. As of December 31, 2024, U. S. Steel owns a minority interest in the iron ore mining assets of Hibbing Taconite Company.

The following table provides a summary of the net book value of the land and PP&E at the Minntac and Keetac mines as of December 31, 2024:

	Gross	Accumulated	Net Book
(in millions)	Value	Depreciation	Value
Minntac Mine and Pellet Plant
Land	$35	$—	$35
Other property, plant and equipment	1,780	1,359	421
Total	$1,815	$1,359	$456
Keetac Mine and Pellet Plant
Land	$7	$—	$7
Other property, plant and equipment	505	224	281
Total	$512	$224	$288

The following table provides a summary of our mineral production by mining complex for each reportable period:

Iron Ore Pellets	Production
(Millions of short tons)	2024	2023	2022
Iron Ore Pellets
Minntac Mine and Pellet Plant	15.5	15.5	15.1
Keetac Mine and Pellet Plant	5.8	5.5	5.9
Hibbing Taconite Company (1)	0.9	1.1	0.9
Total	22.2	22.1	21.9
(1) Represents U. S. Steel’s proportionate share of production as these investments are unconsolidated equity affiliates.

We engaged DRA Global and Barr Engineering Co. (“DRA”) to provide feasibility studies and technical report summaries for our material mining operations at Minntac and Keetac in 2023. Indicated and inferred mineral resources and probable mineral reserve information for the Minntac and Keetac mines were updated based on those DRA estimations. Changes as a result of this study were due to improved resource and reserve estimation methodology. The majority shareholders of the Hibbing Taconite Company separately engaged qualified persons to perform the same procedures at the Hibbing Taconite Mine in 2024. Accordingly, the figures below for the Hibbing Taconite Mine were provided by the majority shareholders using the reports provided by the qualified persons. The tables showing resources and reserves by mining property were prepared using the results of the procedures performed by the qualified persons designated by each organization, which have no affiliation with or interest in our material mining properties.

Item 302 of Regulation S-K requires registrants to file the technical report summary as an exhibit to the Form 10-K filing when disclosing for the first time mineral reserves or resources or when there has been a material change in the mineral reserves or resources since the last technical report summary filed for the properties. The Company did not have material changes to its reserves or resources during 2024, nor is it disclosing mineral reserves or resources for the first time. Accordingly, the technical report summary is not filed as an exhibit with this Form 10-K.

Minntac Mine and Pellet Plant

The Minntac Mine and Pellet Plant is located in Mountain Iron, Minnesota and is wholly owned and operated by U. S. Steel. On April 30, 2020, the Company granted Stelco Inc. (Stelco), a subsidiary of Cleveland-Cliffs Inc., a purchase option to acquire a 25 percent interest in the Minntac mining operations. The option can be exercised at any time before January 31, 2027. For more information regarding the purchase option, please see Note 20 to the Consolidated Financial Statements. The Minntac Mine has 25,420 acres of surface rights. The surface mine is in the production stage whereby taconite iron ore is mined using the Truck-Shovel method. The mine is approximately 57 years old and has been operated by U. S. Steel since 1967. For discussions regarding encumbrances, violations, fines, etc. related to the Minntac Mine, see Item 3. Legal Proceedings.

The following table provides details of our iron ore resources and reserves at Minntac as of December 31, 2024, and December 31, 2023. Resources below are stated exclusive of reserves.

Minntac Mine and Pellet Plant
	Amount			Grades/Qualities		Cut-off Grades		Metallurgical Recovery
(Millions of short tons)	Pellets 2024	Pellets 2023	Change (%)	MagFe%	Concentrate Silica %	Min MagFe %	Max Concentrate Silica %	Weight Recovery %
Measured mineral resources	—	—	—%	—	—	—	—	—
Indicated mineral resources	234.2	234.2	—%	18.19	5.82	14.00	9.99	26.98
Measured + indicated mineral resources	234.2	234.2	—%	18.19	5.82	14.00	9.99	26.98
Inferred mineral resources	96.7	96.7	—%	18.29	6.22	14.00	9.99	27.31

Proven mineral reserves	—	—	—%	—	—	—	—	—
Probable mineral reserves	265.0	280.5	(6)%	19.11	6.20	14.00	9.99	28.55
Total mineral reserves	265.0	280.5	(6)%	19.11	6.20	14.00	9.99	28.55

Keetac Mine and Pellet Plant

The Keetac Mine and Pellet Plant is located in Keewatin, Minnesota and is wholly owned and operated by U. S. Steel. The Keetac Mine has 18,020 acres of surface rights. The surface mine is in the production stage whereby taconite iron ore is mined using the Truck-Shovel method. The mine is approximately 57 years old and has been operated by U. S. Steel since 2003, when it was acquired as part of the Company’s purchase of National Steel Corporation. For discussions regarding encumbrances, violations, fines, etc. related to the Keetac Mine, see Item 3. Legal Proceedings.

The following table provides details of our iron ore resources and reserves at Keetac as of December 31, 2024, and December 31, 2023. Resources below are stated exclusive of reserves.

Keetac Mine and Pellet Plant
	Amount					Grades/Qualities		Cut-off Grades		Metallurgical Recovery
(Millions of short tons)	DR Grade Pellets 2024	DR Grade Pellets 2023	Pellets 2024	Pellets 2023	Change (%)	MagFe%	Concentrate Silica %	Min MagFe %	Max Concentrate Silica %	Weight Recovery %
Measured mineral resources	—	—	—	—	—%	—	—	—	—	—
Indicated mineral resources	153.3	153.3	214.7	214.7	—%	18.88	3.45	14.00	9.99	27.31
Measured + indicated mineral resources	153.3	153.3	214.7	214.7	—%	18.88	3.45	14.00	9.99	27.31
Inferred mineral resources	108.9	108.9	163.2	163.2	—%	18.39	4.37	14.00	9.99	26.83

Proven mineral reserves	—	—	—	—	—%	—	—	—	—	—
Probable mineral reserves	125.9	126.4	175.3	180.6	(2)%	19.36	3.82	14.00	9.99	28.00
Total mineral reserves	125.9	126.4	175.3	180.6	(2)%	19.36	3.82	14.00	9.99	28.00

Hibbing Taconite Mine

U. S. Steel maintains a minority interest in the Hibbing Taconite Mine, which is majority-owned by Cleveland-Cliffs Inc. and located in Hibbing, Minnesota. The Hibbing Mine has 30,705 acres of surface rights, of which 1,150 acres are associated with mineral leases. The majority of the mineral rights are leased. The property is comprised of 7,417 acres of mineral leases expiring between 2025 and 2056. The taconite iron ore mine is currently in the production stage.

N
HTC
Mesabi Iron Range
Minnesota
Duluth
60-21
60-20
59-21
59-20
58-23
58-22
58-21
58-20
57-23
57-22
57-21
57-20
Itasca Co.
St. Louis Co.
49°
48°
47°
46°
45°
44°
South Sturgeon Lake
Long Lake
Gansey Lake
Stuart Lake
Monson Lake
Buck Lake
Moran Lake
Moose Lake
Long Lake
Johnson Lake
Horsehead Lake
Shafer Lake
Stevenson
Bennett
Kelly Lake
Hibbing
Redore
Mesabi Range
0 1 2 3 4 5
Miles
Legend:
HTC Property Boundary
Surface Ownership
Mineral Leases with State of Minnesota
Mineral Leases with Private Parties
Counties
Township - Range

Figure 3-2

Cleveland-Cliffs Inc.

Hibbing Taconite Property

Hibbing, Minnesota

Property Tenure Map

The following table provides details of our proportionate share of iron ore pellet resources and reserves at Hibbing as of December 31, 2024, and December 31, 2023. Resources below are stated exclusive of reserves.

Hibbing Taconite Company (1)
	Amount			Grades/Qualities
(Millions of short tons)	Pellets 2024	Pellets 2023	Change (%)	MagFe%
Measured mineral resources	0.4	0.4	—%	19.20
Indicated mineral resources	—	—	—%	18.70
Measured + indicated mineral resources	0.4	0.4	—%	19.20
Inferred mineral resources	—	—	—%	—

Proven mineral reserves	3.1	2.2	40.91%	18.96
Probable mineral reserves	0.2	0.4	(50.00)%	18.96
Total mineral reserves	3.3	2.6	26.92%	18.96
(1) Represents U. S. Steel’s proportionate share of proven and probable reserves and production as these investments are unconsolidated equity affiliates.

Internal Controls

U. S. Steel estimates its iron ore resources and reserves using exploration drill holes, physical inspections, sampling, laboratory testing, 3-D computer models, economic pit analysis and fully-developed pit designs for its operating mines. Estimates for our share of unconsolidated equity affiliates are based upon information supplied by the joint ventures. Refer to sections 2 and 3 of the technical report summaries filed as Exhibit 96.1 to the 2023 Form 10-K for further details.

Item 3. LEGAL PROCEEDINGS

On January 6, 2025, the Company, NSC and Purchaser jointly filed lawsuits related to the Merger. A Petition for Review was filed in the United States Court of Appeals for the District of Columbia Circuit alleging that the President’s order blocking the Merger was issued for purely political reasons, which are irrelevant to U.S. national security, challenging the decision by the President of the United States and the CFIUS process as violating the constitutional due process rights of the Company, NSC and Purchaser, as well as the applicable statute governing CFIUS and the Administrative Procedure Act, and as an exercise of power that exceeded the authority provided to the President of the United States under the applicable statute. The Petition names as respondents Joseph R. Biden, in his official capacity as President of the United States, CFIUS, Janet L. Yellen, in her official capacity as Secretary of the Treasury and Chairperson of CFIUS, and Merrick B. Garland, in his official capacity as United States Attorney General. The Petition asks the Court to set aside the unlawful CFIUS review process and the President’s accompanying order, and to instruct CFIUS to conduct a new review of the Merger that is consistent with the petitioners’ due process rights and its own statutory obligations. Also on January 6, 2025, the Company, NSC and Purchaser jointly filed a Complaint and motion for a preliminary injunction and for an expedited hearing in the United States District Court for the Western District of Pennsylvania against Cliffs, Cliffs’ Chief Executive Officer Lourenco Goncalves, and the President of the USW, David McCall, for engaging in a coordinated series of anticompetitive and racketeering activities illegally designed to prevent any party other than Cliffs from acquiring the Company as part of an illegal campaign to monopolize critical domestic steel markets. This suit asserts antitrust claims under Sections 1 and 2 of the Sherman Act, violations of the Racketeer Influenced and Corrupt Organizations (RICO) Act, and tortious interference claims and seeks an injunction preventing Cliffs, Mr. Goncalves, and Mr. McCall from engaging in further collusive and anticompetitive behavior, and to impose substantial monetary damages for their conduct.

Following announcement of the Merger, the Company received eleven demand letters from putative stockholders (collectively, the “Demand Letters”) alleging that the disclosures contained in the preliminary proxy statement, as amended, and/or the definitive proxy statement, in each case filed with the Securities and Exchange Commission in connection with a special meeting of stockholders to consider the Merger, were deficient and demanding that certain corrective disclosures be made. The Company believes that the Demand Letters are without merit; however solely in order to mitigate any risk of the Demand Letters delaying or otherwise adversely affecting the consummation of the Merger and to minimize any costs, risks, and uncertainties inherent in any potential litigation related thereto, and without admitting any liability or wrongdoing, voluntarily made supplemental disclosures on a Form 8-K.

General Litigation

On June 8, 2021, JSW Steel (USA) Inc. and JSW Steel USA Ohio, Inc. (collectively, JSW), U.S. based subsidiaries of Indian steelmaker JSW Steel, filed suit in the United States District Court for the Southern District of Texas against Nucor, U. S. Steel, AK Steel Holding Group and Cleveland-Cliffs Inc. (collectively, the JSW Defendants) alleging that the Defendants operated as a cartel and formed a conspiracy to boycott JSW from obtaining semi-finished steel slabs. JSW alleges that the JSW Defendants acted in violation of Section 1 of the Sherman Act and the Clayton Act (federal antitrust), and violation of the Texas Free Enterprise and Antitrust Act. JSW also alleges that the JSW Defendants formed a civil conspiracy in violation of Texas common law, and that the JSW Defendants tortiously interfered with JSW’s business relationships. The basis for JSW’s allegations relate to the JSW Defendants’ participation in the DOC’s Section 232 process, including the JSW Defendants’ support of the enactment of the President’s Section 232 proclamation, statements made by the JSW Defendants after the enactment of Section 232, and the JSW Defendants’ participation in the Section 232 exclusion process. Plaintiffs seek monetary damages including $45 million for payment of Section 232 tariffs and unspecified amounts for financial penalties, termination fees and lost profits as well as other damages. U. S. Steel, along with the other JSW Defendants, filed a Motion to Dismiss the case on August 17, 2021. On February 17, 2022, the Court issued an opinion dismissing JSW’s antitrust complaint with prejudice. JSW filed a timely notice of appeal with the United States Court of Appeals for the Fifth Circuit. The Fifth Circuit held oral argument on the appeal on February 6, 2023, and we are awaiting a ruling from the Court. The Company continues to vigorously defend the matter.

On December 24, 2018, U. S. Steel’s Clairton Plant experienced a fire, affecting portions of the facility involved in desulfurization of the coke oven gas generated during the coking process. With the desulfurization process out of operation as a result of the fire, U. S. Steel was not able to certify compliance with Clairton Plant’s Title V permit levels for sulfur emissions. U. S. Steel promptly notified ACHD (Allegheny County Health Department), which has regulatory jurisdiction for the Title V permit, and updated the ACHD regularly on efforts to mitigate any potential environmental impacts until the desulfurization process was returned to normal operations. Of the approximately 2,400 hours between the date of the fire and April 4, 2019, when the Company resumed desulfurization, there were ten intermittent hours where average SO2 emissions exceeded the hourly NAAQS for SO2 at the Allegheny County regional air quality monitors located in Liberty and North Braddock boroughs, which are near U. S. Steel’s Mon Valley Works facilities. On April 29, 2019, PennEnvironment and Clean Air Council, both environmental, non-governmental organizations, filed a Complaint in Federal Court in the Western District of Pennsylvania. The ACHD was subsequently granted intervenor status. The parties entered into a Consent Decree that was authorized by the U.S. Department of Justice and U.S. EPA and subsequently approved by the Court on March 26, 2024 that resolved all claims in the suit. The Consent Decree required the Company to undertake operational improvements at Clairton Works, permanently idle Coke Battery #15, pay a $500,000 penalty to the ACHD, fund community-beneficial projects throughout the Mon Valley over a period of five years through contributions which total $4.5 million and pay counsel fees in the amount of $3.0 million. The Consent Decree also established a new H2S Coke Oven Gas standard for Clairton Works. Separately, a class action has been filed in the Court of Common Pleas of Allegheny County on behalf of approximately 123,000 persons who claim that the impacts from the fire created a nuisance and seek damages for loss of use and enjoyment of properties. That action has been certified as a class action and the Company continues to vigorously defend against it.

Asbestos Litigation
See Note 26 to our Consolidated Financial Statements, Contingencies and Commitments for a description of our asbestos litigation.

ENVIRONMENTAL PROCEEDINGS

The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of December 31, 2024, under federal and state environmental laws, and which U. S. Steel reasonably believes may result in monetary sanctions of at least $1 million (the threshold chosen by U. S. Steel as permitted by Item 103 of Regulation S-K). Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

As of December 31, 2024, U. S. Steel has received information requests or been identified as a PRP at a total of four CERCLA sites, three of which have liabilities that have not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at one of the other sites will be over $5 million as described below.

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

Remediation contracts were issued by both U. S. Steel and GLNPO for the first phase of the remedial work at the site during the fourth quarter of 2020. U. S. Steel and GLNPO have completed the second phase of work at the site which extended through early 2022. The final phase of the remedial design has been defined and another amendment to the Project Agreement between U. S. Steel and GLNPO was executed in December 2021. Execution of this final phase is in progress and is expected to extend through mid-2025 for habitat restoration. U. S. Steel’s portion of additional design, oversight costs, and implementation of all three phases of the preferred remedial alternative on the upland property and Estuary are currently estimated as of December 31, 2024, at approximately $6 million.

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

Gary Works

On October 23, 1998, the U.S. EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform an RCRA Facility

Investigation, a Corrective Measures Study and Corrective Measure Implementation. Evaluations are underway at six groundwater areas on the east side of the facility. A remedial groundwater treatment system has been operating at one of the six areas since 2021. An Interim Stabilization Measure work plan was approved by the U.S. EPA for a second area where installation and start-up of the remedial system was completed in 2023. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $23 million as of December 31, 2024, based on our current estimate of known remaining costs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel had determined the most effective means to address the remaining impacted material was to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel awarded a contract for the implementation of the CAMU project during the fourth quarter of 2018. Construction, waste stabilization and placement, along with closure of the CAMU, were substantially completed in the fourth quarter of 2020. Work at the site is now focused on addressing groundwater impacts in discrete areas. U. S. Steel has an accrued liability of approximately $17 million as of December 31, 2024 for our estimated share of the remaining costs of remediation at the site.

USS-UPI LLC

In February 2020, U. S. Steel purchased the remaining 50 percent interest in USS-POSCO Industries, a former joint venture that is located in Pittsburg, California between subsidiaries of U. S. Steel and POSCO, now known as USS-UPI, LLC. Prior to formation of the joint venture, UPI’s facilities were previously owned and operated solely by U. S. Steel, which assumed responsibility for the existing environmental conditions. U. S. Steel continues to monitor the impacts of the remedial plan implemented in 2016 to address groundwater impacts from trichloroethylene at SWMU 4. Work began in early 2024 to complete removal of hazardous materials and decommission the northwest portion of Building A (SWMU 4.1) and the 54” and 66” Pickle Lines. Additionally, evaluations continue for the SWMUs, known as the Northern Boundary Group, and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As such, there has been no material change in the status of the project during the year ended December 31, 2024. As of December 31, 2024, approximately $6 million has been accrued for ongoing remediation, environmental studies, investigations, and remedial monitoring. Significant additional costs associated with this site are possible and are referenced in Note 26 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, the U.S. EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) in December 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM), with the approval of the U.S. EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. Corrective Measure Implementation Plans (CMIPs) have been submitted to and approved by ADEM for the last two areas on site where impacts to soil and sediments are required to be addressed. Plans are being finalized for contracting the work required under the CMIPs. U. S. Steel has an accrued liability of approximately $8 million at December 31, 2024 for the estimated remaining costs of remediation at the site.

South Works
On August 29, 2017, U. S. Steel was notified by the U.S. Coast Guard of a sheen on the water in the North Vessel Slip at our former South Works in Chicago, Illinois. U. S. Steel has been working with the Illinois Environmental Protection Agency (IEPA) under their voluntary Site Remediation Program since 1993 to evaluate the condition of the property including the North Vessel Slip. The result of this cooperative effort has been the issuance of a series of “No Further Remediation” (NFR) notices to U. S. Steel including one specific to the North Vessel Slip. Following the discovery of the sheen, U. S. Steel notified the IEPA of the changed condition and has since been working closely with the IEPA and the U.S. EPA to determine the source and extent of the sheen as well as options to address the issue. U. S. Steel has also filed a claim against an existing insurance policy at the site and is working closely with the insurers to address the issue. U. S. Steel has an accrued liability of approximately $1 million as of December 31, 2024. Significant additional costs associated with this site are possible and are referenced in Note 26 to the Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Air Related Matters

Granite City Works

In October 2015, Granite City Works received a Notice of Violation (NOV) from the IEPA alleging that U. S. Steel violated the emission limits for nitrogen oxides (NOx) and volatile organic compounds from the Basic Oxygen Furnace Electrostatic Precipitator Stack. In addition, the IEPA alleges that U. S. Steel exceeded its natural gas usage limit at its CoGeneration Boiler. U. S. Steel continues to negotiate resolution of the NOV with the IEPA.

Although discussions with the IEPA regarding the foregoing alleged violations are ongoing and the resolution of these matters is uncertain at this time, it is not anticipated that the result of those discussions will be material to U. S. Steel.

Minnesota Ore Operations

On February 6, 2013, the U.S. EPA published a Federal Implementation Plan (FIP) that applies to taconite facilities in Minnesota. The FIP establishes and requires emission limits and the use of low NOx reduction technology on indurating furnaces as Best Available Retrofit Technology (BART). While U. S. Steel installed low NOx burners on three furnaces at Minntac and is currently obligated to install low NOx burners on the two other furnaces at Minntac pursuant to existing agreements and permits, the rule would require the installation of a low NOx burner on the one furnace at Keetac for which U. S. Steel did not have an otherwise existing obligation. U. S. Steel estimates expenditures associated with the installation of low NOx burners of as much as $25 million to $30 million. In 2013, U. S. Steel filed a petition for administrative reconsideration to the U.S. EPA and a petition for judicial review of the 2013 FIP and denial of the Minnesota state implementation plan (SIP) to the Eighth Circuit. In April 2016, the U.S. EPA promulgated a revised FIP with the same substantive requirements for U. S. Steel. In June 2016, U. S. Steel filed a petition for administrative reconsideration of the 2016 FIP to the U.S. EPA and a petition for judicial review of the 2016 FIP before the Eighth Circuit Court of Appeals. While the proceedings regarding the petition for judicial review of the 2013 FIP remained stayed, oral arguments regarding the petition for judicial review of the 2016 FIP were heard by the Eighth Circuit Court of Appeals on November 15, 2017. Thus, both petitions for judicial review remain with the Eighth Circuit. On December 4, 2017, the U.S. EPA published a notification in the Federal Register in which the U.S. EPA denied U. S. Steel’s administrative petitions for reconsideration and stay of the 2013 FIP and 2016 FIP. On February 1, 2018, U. S. Steel filed a petition for judicial review of the U.S. EPA’s denial of the administrative petitions for reconsideration to the Eighth Circuit Court of Appeals. The U.S. EPA and U. S. Steel reached a settlement regarding the five indurating lines at Minntac. After proposing a revised FIP and responding to public comments, on March 2, 2021, the U.S. EPA promulgated a final revised FIP incorporating the conditions and limits for Minntac to which the parties agreed. U. S. Steel and the U.S. EPA reached a tentative settlement agreement to revise BART limits for Keetac. The proposed settlement agreement was subject to a 30-day public comment period as provided in the April 23, 2024 Federal Register. Per the terms of the proposed settlement agreement, the U.S. EPA will sign a proposed rule to revise the FIP consistent with the settlement agreement by April 23, 2025.

Mon Valley Works

On March 7, 2022, the Company received an enforcement order from the ACHD that includes a civil penalty demand for $1.8 million. In the Order, the ACHD alleges that the Company’s Clairton plant is solely and entirely culpable for 153 alleged exceedances of the Pennsylvania hydrogen sulfide ambient air standard that are reported to have occurred during January 1, 2020 through March 1, 2022. On April 5, 2022, the Company appealed the Order and is vigorously defending the matter. On December 29, 2023, the Company received an enforcement order from the ACHD that includes a civil penalty demand for $2.2 million. In the Order, the ACHD alleges that the Company’s Clairton plant was the cause for 159 alleged exceedances of the Pennsylvania hydrogen sulfide ambient air standard that are reported to have occurred from March 2, 2022 through November 30, 2023. The Company appealed the Order and consolidated the case with the Order from March 7, 2022. On September 27, 2024, the Company filed a Motion for Summary Judgment which is currently pending. Due to the ACHD not currently having a Hearing Officer, this matter is stayed.

On March 24, 2022, the Company received an enforcement order from the ACHD that includes a civil penalty demand for $4.6 million for alleged air permit violations occurring between January 1, 2020 through March 15, 2022 regarding the Company’s Clairton plant’s coke oven pushing emission control systems. The Company has appealed the Order. On February 26, 2024, the Company received an enforcement order from the ACHD that includes a civil penalty demand for $2.0 million for alleged air permit violations occurring from March 16, 2022 through December 31, 2023 regarding the Company’s Clairton plant’s coke oven pushing emission control systems. The Company has appealed the Order. The appeals of the 2022 and 2024 Orders have been consolidated. Due to the ACHD not currently having a Hearing Officer, this matter is stayed.

Item 4. MINE SAFETY DISCLOSURE

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-K.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The executive officers of U. S. Steel and their ages as of January 30, 2025, are as follows:

Name	Age	Title	Executive Officer Since
Daniel R. Brown	52	Senior Vice President - Advanced Technology Steelmaking & Chief Operating Officer, Big River Steel	February 1, 2022
James E. Bruno	59	Senior Vice President - Business Development and President, USSE	December 1, 2014
Scott D. Buckiso	57	Senior Vice President and Chief Manufacturing Officer North American Flat-Rolled	May 31, 2015
David B. Burritt	69	President & Chief Executive Officer	September 1, 2013
Jessica T. Graziano	51	Senior Vice President & Chief Financial Officer	August 8, 2022
Manpreet S. Grewal	45	Vice President, Controller & Chief Accounting Officer	March 30, 2020
Duane D. Holloway	52	Senior Vice President, General Counsel and Chief Ethics & Compliance Officer	April 16, 2018

Messrs. Brown, Bruno, Buckiso, Burritt, and Holloway have held responsible management or professional positions with U. S. Steel or its subsidiaries for more than the past five years. Prior to joining U. S. Steel in 2022, Ms. Graziano spent eight years with United Rentals, Inc., culminating in her position as Executive Vice President and Chief Financial Officer. Prior to her work with United Rentals, Ms. Graziano spent five years at Revlon, Inc. where she advanced through positions of increasing responsibility culminating in her being named Senior Vice President, Chief Accounting Officer and Corporate Controller. Prior to joining U. S. Steel in 2020, Mr. Grewal served as vice president, business finance, controller and chief accounting officer at Covanta since February 2017. Prior to Covanta, Mr. Grewal spent fourteen years at Johnson Controls Incorporated (formerly Tyco International) in increasingly responsible roles, including internal audit, accounting, controllership, and financial planning and analysis.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

The principal market on which United States Steel Corporation (U. S. Steel) common stock is traded is the New York Stock Exchange, where the common stock trades under trading symbol “X”. U. S. Steel common stock is also traded on the Chicago Stock Exchange under the symbol “X”.

As of January 27, 2025, there were 9,505 registered holders of U. S. Steel common stock.

The Board of Directors currently intends to declare and pay dividends on shares of U. S. Steel common stock based on the financial condition and results of operations of U. S. Steel out of legally available funds and in accordance with the requirements set forth by applicable law. Quarterly dividends were declared by U. S. Steel in 2024 and 2023 in the amount of five cents per share.

Purchases of Equity Securities by the Issuer and the Affiliated Purchasers

There were no share repurchases in fiscal 2024.

Stockholder Return Performance

The graph below assumes $100 invested on December 31, 2019, and compares the yearly change in cumulative total stockholder return of our common stock with the cumulative total return of the Standard & Poor’s (S&P) 500 Stock Index and the S&P 600 Steel Index, and assumes that all dividends were reinvested. U. S. Steel is not included in either the S&P 500 Stock Index or S&P 600 Steel Index as to provide a clearer comparison to the selected indices.

Comparison of Cumulative Total Return
on $100 Invested in U. S. Steel Stock on December 31, 2019
vs
S&P 500 and S&P 600 Steel Index

U.S. Steel
S&P 500
S&P 600 Steel Index
450
400
350
300
250
200
150
100
50
0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024

For information on securities authorized for issuance under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Unregistered Sales of Equity Securities

U. S. Steel had no sales of unregistered equity securities during the period covered by this report.

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related Notes that appear elsewhere in this document. Please refer to Item 7 of our 2023 Form 10-K for further discussion and analysis of our 2022 financial condition and results of operations.

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

The parties have substantially complied with the Second Requests issued on April 3, 2024 and the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has now expired. In addition, all required regulatory approvals outside of the United States related to the Merger have been received. The closing conditions to the Merger include clearance by the Committee on Foreign Investment in the United States (“CFIUS”) under the Defense Production Act of 1950, as amended. Following referral of the transaction by CFIUS to the President of the United States, on January 3, 2025, the President of the United States issued an order prohibiting the Merger and requiring the parties to abandon the Merger Agreement within thirty days. On January 10, 2025, CFIUS granted an extension of that deadline to June 18, 2025.

On January 6, 2025, the Company, NSC and Purchaser jointly filed a lawsuit in the United States Court of Appeals for the District of Columbia Circuit alleging that the President’s order blocking the Merger was issued for purely political reasons, which are irrelevant to U.S. national security, challenging the decision by the President of the United States and the CFIUS process as violating the constitutional due process rights of the Company, NSC and Purchaser, as well as the applicable statute governing CFIUS and the Administrative Procedure Act, and as an exercise of power that exceeded the authority provided to the President of the United States under the applicable statute. On the same day, the Company, NSC and Purchaser also filed a lawsuit in the United States District Court for the Western District of Pennsylvania against Cleveland-Cliffs Inc. (“Cliffs”), Cliffs’ Chief Executive Officer Lourenco Goncalves, and the President of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (the “USW”), David McCall, for engaging in a coordinated series of anticompetitive and racketeering activities illegally designed to prevent any party other than Cliffs from acquiring the Company as part of an illegal campaign to monopolize critical domestic steel markets.

Segments Update

In 2024, the Company continued to execute on its strategy by investing in and completing its key strategic projects. U. S. Steel’s results in 2024 decreased compared to the previous year for the four reportable segments due to the following factors:

•North American Flat-Rolled: Flat-Rolled results decreased primarily due to lower sales volume across most products and lower sales price across most products.

•Mini Mill: Mini Mill results decreased primarily due to lower sales volume across most products and lower sales price across all products.

•U. S. Steel Europe: USSE results decreased primarily due to lower sales volume across most products and lower sales price across all products.

•Tubular: Tubular results decreased primarily due to lower sales price.

Fluctuations in the market price of raw materials and other inflationary impacts have affected the results of each of our reportable segments, and fluctuations going-forward are reasonably likely to have a material impact on future results. We anticipate inflation related headwinds for certain raw materials and other costs, and sales prices and sales volumes may continue to have an adverse effect on our results.

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

A quantitative goodwill impairment testing process requires valuation of the respective reporting unit, which we primarily determine using an income approach based on a discounted cash flow forecast covering discrete periods of time including a terminal value. We compute the terminal value using the constant growth method, which values the forecasted cash flows in perpetuity. The assumptions about future cash flows and growth rates are based on the respective reporting unit’s long-term forecast and are subject to review and approval by senior management. A reporting unit’s discount rate is a significant assumption and is a risk-adjusted weighted average cost of capital, which we believe approximates the rate from a market participant’s perspective. The estimated fair value could be impacted by changes in market conditions, interest rates, growth rates, tax rates, costs, pricing and capital expenditures. We categorize the fair value determination as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

Our Mini Mill reporting unit holds the goodwill recognized as a result of the Company’s acquisition of Big River Steel and currently is our only reporting unit that has a significant amount of goodwill. This goodwill is primarily attributable to Big River Steel’s operational abilities, workforce and the anticipated benefits from their recent expansion. U. S. Steel completed its annual goodwill impairment test using a qualitative assessment during the fourth quarter of 2024 and determined there was no impairment of goodwill.

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

Business combinations – We account for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations, which requires an allocation of the consideration we paid to the identifiable assets, intangible assets and liabilities based on the estimated fair values as of the closing date of the acquisition. The excess of the fair value of the purchase price over the fair values of these identifiable assets, intangible assets and liabilities is recorded as goodwill.

Purchased intangibles are initially recognized at fair value and amortized over their useful lives unless those lives are determined to be indefinite. The valuation of acquired assets will impact future operating results. The fair value of identifiable intangible assets is determined using an income approach on an individual asset basis. Specifically, we use the multi-period excess earnings method to estimate the fair value of the customer relationships intangible asset. Determining the fair value of the customer relationships intangible asset involves significant judgments and assumptions, including expected realized price, base year metallic costs, contributory asset charges, and customer attrition rate.

Inventories – Inventories are carried at the lower of cost or market for last-in, first-out (LIFO), moving average and first-in, first-out (FIFO) method inventories. The predominant method of inventory costing for Flat-Rolled and Tubular is LIFO. The Mini Mill segment uses FIFO for raw materials and a moving average costing method to account for semi-finished and finished products. FIFO is the predominant inventory costing method used by the USSE segment. The LIFO method of inventory costing was used on 53 percent of consolidated inventories at both December 31, 2024, and December 31, 2023. Since the LIFO inventory valuation methodology is an annual calculation, interim estimates of the annual LIFO valuation are required. We recognize the effects of the LIFO inventory valuation method on an interim basis by estimating the year-end inventory amounts. The projections of annual LIFO inventory amounts are updated quarterly. Changes in U.S. GAAP rules or tax law, such as the elimination of the LIFO method of accounting for inventories, could negatively affect our profitability and cash flow.

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

U. S. Steel’s investment strategy for its U.S. pension and Other Benefits plan assets provides for a diversified mix of high-quality bonds, public equities and selected smaller investments in private equities and private credit. For its U.S. pension, U. S. Steel has a target allocation for plan assets of 68 percent in fixed income investments. The balance is invested in equity securities, private equity and real estate partnerships. U. S. Steel believes that returns on equities over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds tend to offset some of the short-term volatility of stocks. Both equity and fixed-income investments are made across a broad range of industries and companies (both domestic and foreign) to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel will use a 6.90 percent assumed rate of return on assets for the development of net periodic cost for the main defined benefit pension plan in 2025. Actual returns since the inception of the plan have exceeded this 6.90 percent rate and while recent annual returns have been volatile, it is U. S. Steel’s expectation that rates will achieve this level in future periods.

For its Other Benefits plan, U. S. Steel is employing a liability driven investment strategy. The plan assets are allocated to match the plan cash flows with maturing investments. To achieve this strategy, U. S. Steel has a target allocation for plan assets of 78 percent in fixed income and private credit. The balance is primarily invested in equity securities, private equity and real estate partnerships. U. S. Steel will use a 6.00 percent assumed rate of return on assets for the development of net periodic cost for its Other Benefits plan for 2025.

The expected long-term rate of return on plan assets is applied to the market value of assets as of the beginning of the period less expected benefit payments and considering any planned contributions.

To determine the discount rate used to measure our pension and Other Benefit obligations for U.S. plans we utilize a bond matching approach to select specific bonds that would satisfy our projected benefit payments. At December 31, 2024, the weighted average discount rate used for our pension and Other Benefit obligations was determined to be 5.90 percent and 5.90 percent, respectively, compared to the weighted average discount rate used of 5.49 percent and 5.58 percent, respectively, at December 31, 2023. The discount rate reflects the current rate at which we estimate the pension and Other Benefits liabilities could be effectively settled at the measurement date.

U. S. Steel reviews its actual historical rate experience and expectations of future health care cost trends to determine the escalation of per capita health care costs under U. S. Steel’s benefit plans. Approximately 85 percent of our costs for the domestic United Steelworkers participants’ retiree health benefits in the Company’s main domestic benefit plan are limited to a per capita dollar maximum calculation based on 2006 base year actual costs incurred under the main U. S. Steel benefit plan for USW participants (cost cap). The full effect of the cost cap is expected to be realized around 2031. After 2031, the Company’s costs for a majority of USW retirees and their dependents are expected to remain fixed and as a result, the cost impact of health care escalation for the Company is projected to be limited for this group (see Note 18 to the Consolidated Financial Statements). For measurement of its domestic retiree medical plans where health care cost escalation is applicable, U. S. Steel has assumed an initial escalation rate of 5.80 percent for 2025. This rate is assumed to decrease gradually to an ultimate rate of 4.50 percent in 2038 and remain at that level thereafter.

Net periodic pension benefit cost (credit), including multiemployer plans, is expected to total approximately $139 million in 2025 compared to $82 million in 2024. The increase in net periodic pension benefit cost in 2025 is primarily due to a decrease in expected asset return and an increase in amortized actuarial losses. Net periodic other benefit (credit) in 2025 is expected to be approximately $(44) million, compared to $(102) million in 2024. The expected decrease in the 2025 net periodic other benefit (credit) is primarily due to decreases in prior service credits and amortized actuarial gains. See Note 18 to the Consolidated Financial Statements, “Pensions and Other Benefits.”

The table below projects the incremental effect of a hypothetical one percentage point change in significant assumptions used in determining the funded status and net periodic benefit cost for pension and other benefits:

	Hypothetical Rate Change Increase (Decrease)
(In millions)	1%	(1)%
Expected return on plan assets
Incremental (decrease) increase in:
Net periodic pension and other benefits costs for 2025	$(49)	$49
Discount rate
Incremental (decrease) increase in:
Net periodic pension and other benefits costs for 2025	$(24)	$(1)
Pension & other benefits obligations at December 31, 2024	$(344)	$400

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

Long-lived assets – U. S. Steel evaluates long-lived assets, primarily property, plant and equipment for impairment whenever changes in circumstances indicate that the carrying amounts of those productive assets exceed their recoverable amount as determined by the asset group’s projected undiscounted cash flows. We evaluate long-lived assets for potential impairment at the asset group level. Our primary asset groups are flat-rolled, mini mill, USSE, welded tubular and seamless tubular.

In 2024, the Company recognized impairment charges of approximately $19 million for certain indefinitely idled assets at Granite City Works and certain permanently idled assets at Clairton Works. In 2023, the Company recognized charges of approximately $123 million for impairment of indefinitely idled iron and steel making assets at Granite City Works. Impairment charges of approximately $151 million were recognized for the write-off of iron making and steel making assets at Great Lakes Works in 2022. The coil finishing processes at Granite City Works and Great Lakes Works continue to operate and remain components of the Company’s operating plans. These impairment charges were the result of actions impacting specific, identifiable assets and were not significantly adverse to the flat-rolled long-lived asset group. No triggering events that required an impairment evaluation of our long-lived asset groups were identified during the years ended December 31, 2024, 2023 and 2022.

Taxes – U. S. Steel records a valuation allowance, related to certain state and foreign net operating losses, state and foreign tax credits and unused capital losses, to reduce deferred tax assets to the amount that is more likely than not to be realized. A valuation allowance is recorded if, based on the weight of all available positive and negative evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. Each quarter U. S. Steel analyzes the likelihood that our deferred tax assets will be realized. In the future, if we determine that it is more likely than not that we will be able to realize all or a portion of our deferred tax assets, the valuation allowance will be reduced, and we will record a non-cash net benefit to earnings.
At the end of both 2024 and 2023, U. S. Steel did not have any undistributed foreign earnings and profits for which U.S. deferred taxes have not been provided.

For further information on income taxes see Note 11 to the Consolidated Financial Statements.

Environmental remediation – U. S. Steel has been identified as a PRP at four sites under the CERCLA as of December 31, 2024. Of these, there are three sites where information requests have been received or there are other indications that U. S. Steel may be a PRP under CERCLA, but where sufficient information is not presently available to confirm the existence of liability or to make a reasonable estimate with respect to any potential liabilities. There are also nine additional sites where U. S. Steel may be liable for remediation costs in excess of $1 million under other environmental statutes, both federal and state, or where private parties are seeking to impose liability on U. S. Steel for remediation costs through discussions or litigation. At many of these sites, U. S. Steel is one of a number of parties involved and the total cost of remediation, as well as U. S. Steel’s share, is frequently dependent upon the outcome of ongoing investigations and remedial studies. U. S. Steel accrues for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. As environmental remediation matters proceed toward ultimate resolution or as remediation obligations arise, charges in excess of those previously accrued may be required.

U. S. Steel’s accrual for environmental liabilities for U.S. and international facilities as of December 31, 2024, and 2023 was $108 million and $107 million, respectively. These amounts exclude liabilities related to asset retirement obligations, disclosed in Note 19 to the Consolidated Financial Statements.

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

For discussion of relevant environmental items, see “Part I. Item 3. Legal Proceedings—Environmental Proceedings.”

Segments

U. S. Steel has four reportable segments: North American Flat-Rolled, Mini Mill, USSE and Tubular Products. For further description of segment operations and information see Item 1. Business—Segments and Note 4 to the Consolidated Financial Statements, respectively.

Net Sales

Total Net Sales
Millions of Dollars
$25,000
$20,000
$15,000
$10,000
$5,000
$21,065
$18,053
$15,640
2022
2023
2024
Total Net Sales

Net Sales by Segment

Net sales by segment for the years ended December 31, 2024, and 2023 are set forth in the following table:

	Years Ended December 31,
(Dollars in millions, excluding intersegment sales)	2024	2023	% Change
Flat-Rolled	$9,604	$10,744	(11)%
Mini Mill	2,070	2,223	(7)%
USSE	2,983	3,525	(15)%
Tubular	970	1,551	(37)%
Total sales from reportable segments	15,627	18,043	(13)%
Other	13	10	30%
Net Sales	$15,640	$18,053	(13)%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments is set forth in the following table:

	Steel Products(a)
Year Ended December 31, 2024 versus Year Ended December 31, 2023	Volume	Price	Mix	FX(b)	Other(C)	Net Change
Flat-Rolled	(8)%	(2)%	—%	—%	(1)%	(11)%
Mini Mill	(5)%	(3)%	1%	—%	—%	(7)%
USSE	(8)%	(7)%	—%	—%	—%	(15)%
Tubular	—%	(30)%	(7)%	—%	—%	(37)%
(a) Excludes intersegment sales.
(b) Foreign currency translation effects.
(c) Primarily consists of sales of raw material and coke making by-products.

Net sales for the year ended December 31, 2024, compared to the same period in 2023 were $15,640 million and $18,053 million, respectively.
•For the Flat-Rolled segment, the decrease in sales primarily resulted from decreased shipments (861 thousand tons) across most products and lower average realized prices ($17 per ton) across most products.
•For the Mini Mill segment, the decrease in sales primarily resulted from decreased shipments (117 thousand tons) from lower value products and lower average realized prices ($18 per ton) across all products.
•For the USSE segment, the decrease in sales primarily resulted from decreased shipments (321 thousand tons) across most products and lower average realized prices ($69 per ton) across all products.
•For the Tubular segment, the decrease in sales primarily resulted from lower average realized prices ($1,232 per ton) and mix changes to lower value products.

Operating Expenses

Union profit-sharing costs

	Year Ended December 31,
(Dollars in millions)	2024	2023
Allocated to segment results	$57	$149

The amounts above represent profit-sharing amounts paid to active USW-represented employees and are included in cost of sales on the Consolidated Statements of Operations.

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

Defined benefit and multiemployer pension plan costs included in cost of sales totaled $108 million in 2024 and $116 million in 2023.

Other benefit service cost included in cost of sales totaled $4 million in 2024 and $6 million in 2023.

Costs related to defined contribution plans totaled $48 million in 2024 and $50 million in 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses were $435 million and $501 million for the years ended December 31, 2024, and December 31, 2023, respectively. The change between periods was primarily due to decreased costs related to pension and OPEB benefits and variable compensation.

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

Idled Operations

In December 2024, the Company temporarily idled Blast Furnace #3 at USSE until demand improves. It is expected that Blast Furnace #3 will be restarted in the first quarter of 2025 based on market conditions.

In 2023, the Company indefinitely idled its subsidiary in Pittsburg, California, USS-UPI, LLC (UPI), resulting in restructuring and other charges of $3 million and $30 million in 2023 and 2022, respectively. Also, in 2023, the Company indefinitely idled the iron and steel making assets at Granite City Works which resulted in a non-cash asset impairment of $123 million and additional charges of $107 million primarily for take-or-pay commitments and employee-related costs. The hot-strip mill, cold mill and coating lines at Granite City Works continue to operate.

In 2023, the Company completed the previously announced permanent shutdown of coke batteries numbers 1 through 3 at the Mon Valley Works.

In 2022, U. S. Steel indefinitely idled the majority of the tin mill operations at Gary Works. This included the Tin Line #5 and the Tin Line #6. As of December 31, 2024, the carrying value of the indefinitely idled tin mill operations assets at Gary Works is $65 million. Tin mill operations continue to operate at the Midwest plant.

At Great Lakes Works, the Company permanently idled the ironmaking operations in 2022, which resulted in non-cash impairment of $151 million. The coil finishing process at Great Lakes Works continues to operate and remains a component of the Company’s operating plans.

The Company’s Lorain Tubular Operations, Lone Star Tubular Operations and the Wheeling Machine Products coupling production facility at Hughes Springs, Texas were initially idled in 2020 and remained indefinitely idled as of December 31, 2024. The carrying value of the Lorain Tubular Operations assets is $50 million as of December 31, 2024.

Depreciation, depletion and amortization

Depreciation, depletion and amortization expenses were $913 million in 2024 and $916 million in 2023.

Earnings from investees

Earnings from investees were $112 million in 2024 compared to $115 million in 2023. The decrease in 2024 from the prior year is primarily due to decreased earnings from Hibbing Development Company and Patriot Premium Threading Services, partially offset by our PRO-TEC joint venture.

Restructuring and other charges

During 2024, the Company recorded restructuring and other charges of $8 million, which related primarily to idling of certain coke-making facilities. Charges for restructuring and ongoing cost reduction initiatives are recorded in the period U. S. Steel commits to a restructuring or cost reduction plan, or executes specific actions contemplated by the plan and all criteria for liability recognition have been met. Charges related to restructuring and cost reductions are reported in Restructuring and other charges in the Consolidated Statements of Operations.

Earnings (loss) before interest, taxes, depreciation and amortization by segment

Segment performance is measured primarily on the basis of segment level earnings (loss) before interest, taxes, depreciation and amortization (EBITDA). EBITDA for reportable segments and the Other category does not include net interest and other financial costs (income), income taxes, and certain other items that management believes are not indicative of future results.

Earnings (loss) before interest, taxes, depreciation and amortization by segment (a)	Year Ended December 31,
(Dollars in Millions)	2024	2023
Flat-Rolled	$934	$1,023
Mini Mill	233	383
USSE	71	98
Tubular	135	638
Other loss before interest, taxes, depreciation and amortization	(7)	(3)
Depreciation, depletion and amortization	(913)	(916)
Segment earnings before interest and income taxes	453	1,223
Other items not allocated to segments:
Restructuring and other charges (b)	(8)	(36)
Stock-based compensation expense	(51)	(51)
Asset impairment charges (c)	(19)	(127)
Environmental remediation charges	(18)	(11)
Strategic alternatives review process costs	(90)	(79)
Granite City idling costs	(11)	(121)
Other charges, net	(16)	1
Total earnings before interest and income taxes	$240	$799
(a) See Note 4 to the Consolidated Financial Statements for reconciliations and other details.
(b) Included in restructuring and other charges on the Consolidated Statements of Operations. See Note 25 to the Consolidated Financial Statements for further details.
(c) See Note 1 to the Consolidated Financial Statements for further details.

Segment results for Flat-Rolled

	Year Ended December 31,		% Change
(Dollars in Millions)	2024	2023
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$934	$1,023	(9)%
Depreciation, depletion and amortization	535	605	(12)%
Earnings before interest and income taxes	$399	$418	(5)%
Gross margin	11%	11%	—%
Raw steel production (mnt)	8,389	9,399	(11)%
Capability utilization	63%	71%	(8)%
Steel shipments (mnt)	7,845	8,706	(10)%
Average realized steel price per ton	1,013	1,030	(2)%

The decrease in Flat-Rolled EBITDA for 2024 compared to 2023 was primarily due to:
•lower average realized prices, including mix (approximately $50 million)
•decreased shipments (approximately $220 million)
•lower other sales (approximately $70 million)
•higher operating costs (approximately $110 million),
these changes were partially offset by:
•lower raw material costs, including inventory revaluations (approximately $90 million)
•lower energy costs (approximately $105 million)
•favorable equity affiliate income (approximately $70 million)
•lower other costs, primarily profit-based payments (approximately $95 million).

Gross margin for 2024 as compared to 2023 was unchanged.

Segment results for Mini Mill

	Year Ended December 31,		% Change
(Dollars in Millions)	2024	2023
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$233	$383	(39)%
Depreciation, depletion and amortization	203	168	21%
Earnings before interest and income taxes	$30	$215	(86)%
Gross margin	17%	19%	(2)%
Raw steel production (mnt)	2,838	2,953	(4)%
Capability utilization	80%	89%	(9)%
Steel shipments (mnt)	2,307	2,424	(5)%
Average realized steel price per ton	857	875	(2)%

The decrease in Mini Mill EBITDA results for 2024 compared to 2023 was primarily due to:
•lower average realized prices, including mix (approximately $55 million)
•decreased shipments (approximately $140 million)
•higher other costs, primarily strategic projects startup costs (approximately $105 million), these changes were partially offset by:
•lower raw material costs (approximately $150 million).

Gross margin for 2024 as compared to 2023 decreased primarily due to lower sales volume and price.

Segment results for USSE

	Year Ended December 31,		% Change
(Dollars in Millions)	2024	2023
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$71	$98	(28)%
Depreciation, depletion and amortization	125	94	33%
(Loss) earnings before interest and income taxes	$(54)	$4	(1,450)%
Gross margin	4%	4%	—%
Raw steel production (mnt)	3,832	4,395	(13)%
Capability utilization	77%	88%	(11)%
Steel shipments (mnt)	3,578	3,899	(8)%
Average realized steel price per ton	805	873	(8)%

The decrease in USSE EBITDA results for 2024 compared to 2023 was primarily due to:
•lower average realized prices, including mix (approximately $220 million)
•decreased shipments, including volume inefficiencies (approximately $70 million)
•lower other sales (approximately $5 million)
•higher operating costs (approximately $40 million),
these changes were partially offset by:
•lower raw material costs, including inventory revaluations and CO2 accrual adjustments (approximately $215 million)
•lower energy costs (approximately $85 million)
•lower other costs (approximately $5 million)
•strengthening of the U.S. dollar versus the Euro (approximately $5 million).

Gross margin for 2024 as compared to 2023 was unchanged.

Segment results for Tubular

	Year ended December 31,		% Change
(Dollars in Millions)	2024	2023
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$135	$638	(79)%
Depreciation, depletion and amortization	50	49	2%
Earnings before interest and income taxes	$85	$589	(86)%
Gross margin	14%	40%	(26)%
Raw steel production (mnt)	575	568	1%
Capability utilization	64%	63%	1%
Steel shipments (mnt)	476	478	—%
Average realized steel price per ton	1,905	3,137	(39)%

The decrease in Tubular EBITDA results for 2024 compared to 2023 was primarily due to:
•lower average realized prices (approximately $520 million)
•decreased shipments (approximately $35 million),
these changes were partially offset by:
•lower raw material costs (approximately $20 million)
•lower other costs, primarily variable compensation (approximately $30 million).

Gross margin for 2024 as compared to 2023 decreased primarily as a result of lower average realized prices.

Results for Other

The Other category had a loss before interest, taxes, depreciation and amortization of $7 million for the year ended December 31, 2024, compared to a loss before interest, taxes, depreciation and amortization of $3 million for the year ended December 31, 2023.

Net Interest and Other Financial Costs

	Year Ended December 31,
(Dollars in millions)	2024	2023
Interest expense	24	72
Interest income	(96)	(141)
Loss on debt extinguishment	2	—
Other financial costs	29	18
Net periodic benefit income	(132)	(154)
Net gain from investments related to active employee benefits	(25)	(43)
Net interest and other financial benefits	$(198)	$(248)

Net interest and other financial benefits declined in 2024 compared to 2023 primarily due to reduced net periodic benefit income from increases in actuarial losses, reduced investment gains related to active employee benefits from lower 2024 asset performance, and decreased interest income from a lower cash balance. These were partially offset by lower interest expense as a result of increased capitalized interest. For additional information on U. S. Steel indebtedness see Note 17 to the Consolidated Financial Statements.

For additional information on U. S. Steel’s foreign currency exchange activity see Note 16 to the Consolidated Financial Statements and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk – Foreign Currency Exchange Rate Risk.”

Income Tax

The income tax expense for the year ended December 31, 2024, was $54 million compared to an income tax expense of $152 million in 2023. The change from the prior year period was primarily due to a decrease in earnings before taxes. In addition, the current year period includes a benefit of $59 million related to the 2023 federal and state income tax returns.

For further information on income taxes see Note 11 to the Consolidated Financial Statements.

Net earnings attributable to U. S. Steel

Net earnings attributable to U. S. Steel in 2024 were $384 million compared to net earnings of $895 million in 2023. The decrease was primarily attributable to the factors discussed above.

Liquidity and Capital Resources

Cash Flows and Capital Requirements

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $919 million in 2024 compared to $2,100 million in 2023. The decrease in 2024 compared to 2023 was primarily due to lower net earnings and changes in working capital. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.

Our cash conversion cycle increased by 7 days in the fourth quarter of 2024 from the fourth quarter of 2023 as shown below:

Cash Conversion Cycle	2024		2023
	$ millions	Days	$ millions	Days
Accounts receivable, net (a)	$1,398	40	$1,549	34

+ Inventories (b)	$2,168	58	$2,128	53

- Accounts Payable and Other Accrued Liabilities (c)	$2,601	72	$2,867	68

= Cash Conversion Cycle (d)		26		19
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

The days in our cash conversion cycle in comparison to the prior year increased primarily from higher inventory levels in our Mini Mill segment due to the BR2 start-up and lower net sales in the fourth quarter of the current year compared to the same period in the prior year.

The LIFO inventory method is the predominant method of inventory costing for our Flat-Rolled and Tubular segments. The FIFO and moving average methods are the predominant inventory costing methods for our Mini Mill segment and the FIFO method is the predominant inventory costing method for our USSE segment. In the U.S., management monitors the inventory realizability by comparing the LIFO cost of inventory with the replacement cost of inventory. To the extent the replacement cost (i.e., market value) of inventory is lower than the LIFO cost of inventory, management will write the inventory down. As of December 31, 2024, and 2023, the replacement cost of the LIFO inventory was higher by approximately $1,143 million and $1,248 million, respectively.

Net cash provided by operating activities for 2024 and 2023 reflects employee benefits payments as shown in the following table.

Benefits Payments for Employees	Year Ended December 31,
(Dollars in millions)	2024	2023
Other employee benefits payments not funded by trusts	32	40
Payments to a multiemployer pension plan	79	84
Pension related payments not funded by trusts	1	3
Reductions in cash flows from operating activities	$112	$127

Net Cash Used in Investing Activities

Net cash used in investing activities was $2,276 million in 2024 compared to $2,568 million in 2023. The decrease in net cash used in investing activities was primarily due to decreased capital expenditures (discussed in more detail below).

Capital expenditures in 2024 were $2,287 million compared to $2,576 million in 2023. Mini Mill capital expenditures were $1,641 million and included $1,368 million for BR2, exclusive of the air separation unit, which began operations during the fourth quarter, as well as spending for the dual Galvalume®/galvanized coating and color coating lines at the existing Big River Steel facility. Flat-Rolled capital expenditures were $495 million which includes spending for the DR grade pellet facility at Keetac, as well as for mining equipment, blast furnace repairs and a stove rebuild at Gary Works, and other infrastructure and environmental projects across the Flat-Rolled footprint. USSE capital expenditures were $118 million and included spending for the blast furnace stove repairs and upgrades, enterprise resource planning (ERP) project, 5-stand control system upgrades, and various other projects. Tubular capital expenditures were $33 million and included spending to support steelmaking, infrastructure, and environmental projects within the Tubular footprint. Other businesses had no capital expenditures.

Net Cash used in Financing Activities

Net cash used in financing activities was $199 million for the twelve months ended December 31, 2024, compared to net cash used in financing activities of $98 million for the same period in 2023. The period over period change in financing activities was primarily due to the absence of proceeds received from the issuance of long-term debt in the current year period, partially offset by the absence of repurchases of common stock in the current year period.

In 2023, U. S. Steel received net proceeds of approximately $238 million after closing on an aggregate principal amount of $240 million unsecured Arkansas Development Finance Authority environmental improvement revenue bonds with a coupon rate of 5.700% and a final maturity of 2053.

Certain of our credit facilities, including the Credit Facility Agreement, the Big River Steel ABL Facility, the USSK Credit Agreement and the Export Credit Agreement, contain standard terms and conditions including customary material adverse change clauses. If a material adverse change was to occur, our ability to fund future operating and capital requirements could be negatively impacted. The €150 million (approximately $156 million) USSK Credit Agreement contains certain USSK specific financial covenants. The USSK Credit Agreement requires USSK to maintain a net debt to EBITDA ratio of less than 3.50:1 (the “EBITDA Ratio Covenant”), as measured on a rolling twelve month basis on June 30th and December 31st of each year. As of December 31, 2024 USSK was in compliance with the EBITDA Ratio Covenant. There are currently no amounts outstanding under the facility.

We use surety bonds, trusts and letters of credit to provide financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed $192 million of liquidity sources for financial assurance purposes as of December 31, 2024. Increases in certain of these commitments which use collateral are reflected within cash, cash equivalents and restricted cash on the Consolidated Statement of Cash Flows.

The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $7 million at December 31, 2024. If any default related to the guaranteed indebtedness occurs, U. S. Steel has access to its interest in the assets of the investees to reduce its potential losses under the guarantees.

We may from time to time seek to retire or repurchase our outstanding long-term debt through open market purchases, privately negotiated transactions, exchange transactions, redemptions or otherwise. Such purchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements and other factors and may be commenced or suspended at any time. The amounts involved may be material. See Note 17 to the Consolidated Financial Statements for further details regarding U. S. Steel’s debt.

Share Repurchases

In the third quarter of 2022, the Board of Directors authorized a share repurchase program that allows for the repurchase of up to $500 million of our outstanding common stock from time to time in the open market or privately negotiated transactions at the discretion of management. The Company’s share repurchase program does not obligate it to acquire any specific number of shares. In the twelve months ended December 31, 2024 no common stock was repurchased under our share repurchase program. We do not expect to utilize the remainder of this authorization as the Merger Agreement contains a customary prohibition on our ability to engage in additional share repurchases without the consent of Purchaser. See Note 27 to the Consolidated Financial Statements, “Common Stock Repurchased” for further details.

Capital Requirements

Capital expenditures for 2025 are expected to total approximately $1.0 billion and are significantly lower than 2024 due to the on time completion of several strategic projects as well as the nearing completion and commissioning of the remaining strategic projects to expand our competitive advantages in low-cost iron ore, mini mill steelmaking and best-in-class finishing capabilities.

U. S. Steel’s contractual commitments to acquire property, plant and equipment at December 31, 2024, totaled $683 million.

Liquidity

The following table summarizes U. S. Steel’s liquidity as of December 31, 2024:

(Dollars in millions)
Cash and cash equivalents	$1,367
Amount available under Credit Facility Agreement	1,746
Amount available under Big River Steel - Revolving Line of Credit	340
Amounts available under USSK Credit Agreement and USSK Credit Facility	171
Total estimated liquidity	$3,624

Total Estimated Liquidity at December 31,
Millions of Dollars
$6,000
$5,000
$4,000
$3,000
$2,000
$1,000
$0
$2,257
$1,367
$2,226
$2,948
2024
2023
Cash
Credit Facilities

As of December 31, 2024, $171 million of the total cash and cash equivalents was held by our foreign subsidiaries. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of the election effective December 31, 2013, to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.

We expect that our estimated liquidity requirements will consist primarily of our 2025 planned strategic capital expenditures, working capital requirements, debt service, and operating costs and employee benefits for our operations. Our available liquidity at December 31, 2024, consists principally of our cash and cash equivalents and available borrowings under the Credit Facility Agreement, Big River Steel ABL Facility, USSK Credit Agreement and the USSK Credit Facility.

Management continues to evaluate market conditions in our industry and our global liquidity position, and may consider additional actions to further strengthen our balance sheet and optimize liquidity, including but not limited to the repayment or refinancing of outstanding debt and the incurrence of additional debt to opportunistically finance strategic projects.

U. S. Steel management believes that U. S. Steel’s liquidity will be adequate to satisfy our cash requirements and obligations for the next twelve months and for the foreseeable future, including obligations to complete currently authorized capital spending programs. Future requirements for U. S. Steel’s business needs, including the funding of capital expenditures, scheduled debt maturities, repurchase of debt, dividends, contributions to employee benefit plans and any amounts that may ultimately be paid in connection with contingencies, are expected to be funded by a combination of internally generated funds (including asset sales), borrowings, refinancings and other external financing sources.

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

The Company’s goal is to capture overall supplier savings and improve working capital efficiency. The agreements facilitate the suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. The Company has no economic interest in the sale of the suppliers’ receivables and no direct financial relationship with the financial institution concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. The SCF program requires the Company to pay the third-party administrator the stated amount of the confirmed participating supplier invoices. The payment terms for confirmed invoices range from 45 to 90 days after the end of the month in which the invoice was issued.

The underlying costs from suppliers that elected to participate in the SCF program are generally recorded in cost of sales in the Company’s Consolidated Statements of Operations. Amounts due to suppliers who participate in the SCF program are reflected in accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets and payments on the obligations by our suppliers are included in cash used in operating activities in the Consolidated Statements of Cash Flows. As of December 31, 2024, accounts payable and accrued expenses included $62 million of outstanding payment obligations which suppliers elected to sell to participating financial institutions.

The following table summarizes the Company’s contractual obligations at December 31, 2024, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

(Dollars in millions)
			Payments Due by Period
Contractual Obligations	Total	2025	2026 through 2027	2028 through 2029	Beyond 2029
Debt (including interest) and finance leases(a)	$7,077	$338	$1,133	$1,573	$4,033
Operating leases(b)	88	39	39	8	2
Contractual purchase commitments(c)	7,720	5,386	1,286	386	662
Capital commitments(d)	683	518	165	—	—
Environmental commitments(d)	108	26	—	—	82
Steelworkers Pension Trust(e)	411	79	163	169	—
Employee related benefits(f)	138	31	55	52	—
Total contractual obligations	$16,225	$6,417	$2,841	$2,188	$4,779
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

Other Commercial Commitments

The following table summarizes U. S. Steel’s commercial commitments at December 31, 2024, and the effect such commitments could have on our liquidity and cash flows in future periods.

(Dollars in millions)
		Scheduled Reductions by Period
Commercial Commitments	Total	2025	2026 through 2027	2028 through 2029	Beyond 2029
Standby letters of credit(a)	$60	$43	$—	$—	$17	(b)
Surety bonds(a)	98	—	—	—	98	(b)
Funded Trusts(a)	35	—	—	—	35	(b)
Total commercial commitments	$193	$43	$—	$—	$150
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

Environmental Matters

U. S. Steel’s environmental expenditures were as follows:

(Dollars in millions)
	2024	2023	2022
North America:
Capital	$80	$60	$38
Compliance
Operating & maintenance	247	243	255
Remediation(a)	10	15	18
Total North America	$337	$318	$311
USSE:
Capital	$3	$10	$6
Compliance
Operating & maintenance	10	12	11
Remediation(a)	4	5	6
Total USSE	$17	$27	$23
Total U. S. Steel	$354	$345	$334
(a) These amounts include spending charged against remediation reserves, net of recoveries where permissible, but do not include non-cash provisions recorded for environmental remediation.

U. S. Steel’s environmental capital expenditures accounted for 4 percent of total capital expenditures in 2024, 3 percent in 2023 and 2 percent in 2022.

Environmental compliance expenditures represented 2 percent of U. S. Steel’s total costs and expenses in 2024, 2023, and 2022. Remediation spending during 2022 through 2024 was mainly related to remediation activities at former and present operating locations.

For discussion of other relevant environmental items see “Part I, Item 3. Legal Proceedings – Environmental Proceedings.”

The following table shows activity with respect to environmental remediation liabilities for the years ended December 31, 2024, and December 31, 2023. These amounts exclude liabilities related to asset retirement obligations accounted for in accordance with ASC Topic 410. See Note 19 to the Consolidated Financial Statements.

(Dollars in millions)	2024	2023
Beginning Balance	$107	$126
Plus: Additions	18	15
Adjustments for changes in estimates	—	(11)
Less: Obligations settled	(17)	(23)
Ending Balance	$108	$107

New or expanded environmental requirements, which could increase U. S. Steel’s environmental costs, may arise in the future. U. S. Steel intends to comply with all legal requirements regarding the environment, but since many of them are not fixed or presently determinable (even under existing legislation) and may be affected by future legislation, it is not possible to predict accurately the ultimate cost of compliance, including remediation costs which may be incurred and penalties which may be imposed. U. S. Steel’s environmental capital expenditures are expected to be approximately $156 million in 2025, $6 million of which is related to projects at USSE. U. S. Steel’s environmental expenditures for 2025 for operating and maintenance and for remediation projects are expected to be approximately $273 million and $65 million, respectively, of which approximately $14 million and $5 million for operating and maintenance and remediation, respectively, is related to USSE. Although the outcome of pending environmental matters is not estimable at this time, it is reasonably possible that U. S. Steel’s environmental capital and operating and maintenance expenditures could materially increase as a result of the future resolution of these matters. Predictions of future environmental expenditures beyond 2025 can only be broad-based estimates, which have varied, and will continue to vary, due to the ongoing evolution of specific regulatory requirements, the possible imposition of more stringent requirements and the availability of new technologies to remediate sites, among other factors.

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

Foreign Currency Exchange Rate Risk

U. S. Steel is subject to the risk of price fluctuations due to the effects of exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar, particularly the euro. U. S. Steel historically has made limited use of forward currency contracts to manage exposure to certain currency price fluctuations. U. S. Steel elected cash flow hedge accounting for foreign exchange forwards and had no material open forward exchange contracts that were subject to mark-to-market accounting as of December 31, 2024.

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

U. S. Steel’s market risk strategy has generally been to obtain competitive prices for our products and services and allow operating results to reflect market price movements dictated by supply and demand; however, from time to time U. S. Steel has made forward physical purchases to manage exposure to price risk related to the purchases of natural gas and certain non-ferrous metals used in the production process. As of December 31, 2024, U. S. Steel did not have forward buy contracts for natural gas or any of the other significant raw materials used in the domestic production process.

Interest Rate Risk

U. S. Steel is subject to the effects of interest rate fluctuations on the fair value of certain of our non-derivative financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10 percent increase/decrease in year-end 2024 and 2023 interest rates on the fair value of U. S. Steel’s non-derivative financial instruments is provided in the following table:

(Dollars in millions)	2024		2023
Non-Derivative Financial Instruments(a)	Fair Value(b)	Change in Fair Value(c)	Fair Value(b)	Change in Fair Value(c)
Financial liabilities:
Debt(d)(e)	$4,243	$256	$4,797	$325
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
(c)Reflects, by class of financial instrument, the estimated incremental effect of a hypothetical 10 percent change in interest rates at December 31, 2024, and 2023, on the fair value of U. S. Steel’s non-derivative financial instruments. For financial liabilities, this assumes a 10 percent decrease in the weighted average yield to maturity of U. S. Steel’s long-term debt at December 31, 2024, and December 31, 2023.
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

January 31, 2025

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

Based on this evaluation, United States Steel Corporation’s management concluded that United States Steel Corporation’s internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of United States Steel Corporation’s internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
Vice President, Controller & Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of United States Steel Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of United States Steel Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report to Stockholders on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Sales Recognition

As described in Notes 1 and 6 to the consolidated financial statements, revenue is generated primarily from contracts to produce, ship and deliver steel products, and to a lesser extent, raw materials such as iron ore pellets and coke by-products. Sales are recognized when the Company’s performance obligations are satisfied. Generally, the Company’s performance obligations are satisfied, control of products is transferred, and revenue is recognized at a single point in time, when title transfers to customers for products shipped. For the year ended December 31, 2024, the Company’s net sales were $15.6 billion.

The principal consideration for our determination that performing procedures relating to sales recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s sales recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the sales recognition process. These procedures also included, among others, for certain components (i) evaluating revenue transactions by testing the issuance and settlement of invoices and credit memos (ii) tracing transactions not settled to a detailed listing of accounts receivable, (iii) testing the completeness and accuracy of data provided by management, and (iv) confirming a sample of outstanding customer invoice balances as of December 31, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, delivery documents, and subsequent cash receipts. For other components, these procedures included testing the revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as evidence of customer arrangement, invoices, proof of shipment, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
January 31, 2025

We have served as the Company’s auditor since 1903.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2024	2023	2022
Net sales:
Net sales	$13,135	$16,038	$19,123
Net sales to related parties (Note 23)	2,505	2,015	1,942
Total (Note 6)	15,640	18,053	21,065
Operating expenses (income):
Cost of sales (excludes items shown below)	14,060	15,803	16,777
Selling, general and administrative expenses	435	501	422
Depreciation, depletion and amortization (Notes 13 and 14)	913	916	791
Earnings from investees (Note 12)	(112)	(115)	(243)
Asset impairment charges (Note 1)	19	129	163
Restructuring and other charges (Note 25)	8	36	48
Gain on equity investee transactions (Note 12)	—	—	(6)
Other losses (gains), net	77	(16)	(47)
Total	15,400	17,254	17,905
Earnings before interest and income taxes	240	799	3,160
Interest expense	24	72	159
Interest income	(96)	(141)	(44)
Loss on debt extinguishment (Note 7)	2	—	—
Other financial costs	29	18	32
Net periodic benefit income	(132)	(154)	(246)
Net gain from investments related to active employee benefits (Note 20)	(25)	(43)	—
Net interest and other financial (benefits) costs (Note 7)	(198)	(248)	(99)
Earnings before income taxes	438	1,047	3,259
Income tax expense (Note 11)	54	152	735
Net earnings	384	895	2,524
Less: Net earnings attributable to noncontrolling interests	—	—	—
Net earnings attributable to United States Steel Corporation	$384	$895	$2,524

Earnings per common share (Note 8)
Earnings per share attributable to United States Steel Corporation stockholders:
— Basic	$1.71	$3.98	$10.22
— Diluted	$1.57	$3.56	$9.16

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Net earnings	$384	$895	$2,524
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments (a)	(70)	54	(91)
Changes in pension and other employee benefit accounts (a)	(77)	81	(297)
Changes in derivative financial instruments (a)	80	(9)	(28)
Changes in fair value of active employee benefit investments (a)	—	5	—
Total other comprehensive income (loss), net of tax	(67)	131	(416)
Comprehensive income including noncontrolling interest	317	1,026	2,108
Comprehensive income attributable to noncontrolling interest	—	—	—
Comprehensive income attributable to United States Steel Corporation	$317	$1,026	$2,108
(a) Related income tax (provision) benefit:

Foreign currency translation adjustments	$28	$(3)	$24
Pension and other benefits adjustments	23	(24)	95
Derivative adjustments	(26)	3	9
Active employee benefit investments	—	(2)	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in millions)	2024	2023
Assets
Current assets:
Cash and cash equivalents (Note 9)	$1,367	$2,948
Receivables, less allowance of $26 and $38	1,236	1,390
Receivables from related parties (Note 23)	162	158
Inventories (Note 10)	2,168	2,128
Other current assets	299	319
Total current assets	5,232	6,943
Long-term restricted cash (Note 9)	35	32
Investments and long-term receivables, less allowance of $3 in both periods (Note 12)	757	761
Operating lease assets (Note 24)	72	109
Property, plant and equipment, net (Note 13)	11,973	10,393
Intangibles, net (Note 14)	416	436
Deferred income tax benefits (Note 11)	—	19
Goodwill (Note 14)	920	920
Other noncurrent assets	830	838
Total assets	$20,235	$20,451
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$2,601	$2,889
Accounts payable to related parties (Note 23)	146	139
Payroll and benefits payable	295	442
Accrued taxes	131	222
Accrued interest	70	70
Current operating lease liabilities (Note 24)	35	44
Short-term debt and current maturities of long-term debt (Note 17)	95	142
Total current liabilities	3,373	3,948
Noncurrent operating lease liabilities (Note 24)	44	73
Long-term debt, less unamortized discount and debt issuance costs (Note 17)	4,078	4,080
Employee benefits (Note 18)	117	126
Deferred income tax liabilities (Note 11)	657	587
Deferred credits and other noncurrent liabilities	526	497
Total liabilities	8,795	9,311
Contingencies and commitments (Note 26)
Stockholders’ Equity
Common stock issued — 288,088,141 and 285,959,739 shares issued (par value $1 per share, authorized 400,000,000 shares) (Note 8)	288	286
Treasury stock, at cost (62,907,930 shares and 62,288,523 shares)	(1,446)	(1,418)
Additional paid-in capital	5,307	5,253
Retained earnings	7,219	6,880
Accumulated other comprehensive (loss) income (Note 21)	(21)	46
Total United States Steel Corporation stockholders’ equity	11,347	11,047
Noncontrolling interests	93	93
Total liabilities and stockholders’ equity	$20,235	$20,451

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Increase (decrease) in cash and cash equivalents
Operating activities:
Net earnings	$384	$895	$2,524
Adjustments to reconcile net cash provided by operating activities:
Depreciation, depletion and amortization (Notes 13 and 14)	913	916	791
Asset impairment charges (Note 1)	19	129	163
Gain on equity investee transactions (Note 12)	—	—	(6)
Restructuring and other charges (Note 25)	8	36	48
Loss on debt extinguishment (Note 7)	2	—	—
Pensions and other post-employment benefits	(133)	(157)	(213)
Active employee benefit investments	65	32	—
Deferred income taxes (Note 11)	113	97	501
Net gain on sale of assets	(5)	(6)	(12)
Equity investees earnings, net of distributions received	(3)	(1)	(215)
Changes in:
Current receivables	174	103	370
Inventories	(71)	257	(222)
Current accounts payable and accrued expenses	(285)	25	(180)
Income taxes receivable/payable	(126)	(27)	(15)
All other, net	(136)	(199)	(29)
Net cash provided by operating activities	919	2,100	3,505
Investing activities:
Capital expenditures	(2,287)	(2,576)	(1,769)
Proceeds from cost reimbursement government grants (Note 26)	—	—	54
Proceeds from sale of assets	5	8	32
Proceeds from sale of ownership interests in equity investees (Note 12)	—	—	12
Other investing activities	6	—	(8)
Net cash used in investing activities	(2,276)	(2,568)	(1,679)
Financing activities:
Issuance of long-term debt, net of financing costs (Note 17)	—	241	343
Repayment of long-term debt (Note 17)	(128)	(89)	(382)
Common stock repurchased (Note 27)	—	(175)	(849)
Proceeds from government incentives (Note 26)	—	—	82
Other financing activities	(71)	(75)	(62)
Net cash used in financing activities	(199)	(98)	(868)
Effect of exchange rate changes on cash	(19)	15	(19)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,575)	(551)	939
Cash, cash equivalents and restricted cash at beginning of year (Note 9)	2,988	3,539	2,600
Cash, cash equivalents and restricted cash at end of year (Note 9)	$1,413	$2,988	$3,539
See Note 22 for supplemental cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Dollars in Millions			Shares in Thousands
	2024	2023	2022	2024	2023	2022
Common stock:
Balance at beginning of year	$286	$283	$280	285,960	282,487	279,522
Common stock issued	2	3	3	2,128	3,473	2,965
Balance at end of year	$288	$286	$283	288,088	285,960	282,487
Treasury stock:
Balance at beginning of year	$(1,418)	$(1,204)	$(334)	(62,289)	(54,090)	(15,709)
Common stock repurchased	—	(175)	(849)	—	(7,092)	(37,559)
Excise tax on common stock repurchased	—	(1)	—	—	—	—
Common stock repurchased for employee/non-employee director stock plans	(28)	(38)	(21)	(619)	(1,107)	(822)
Balance at end of year	$(1,446)	$(1,418)	$(1,204)	(62,908)	(62,289)	(54,090)
Additional paid-in capital:
Balance at beginning of year	$5,253	$5,194	$5,199
Employee stock plans	54	59	72
Cumulative effect upon adoption of Accounting Standards Update 2020-06	—	—	(77)
Balance at end of year	$5,307	$5,253	$5,194

The accompanying notes are an integral part of these Consolidated Financial Statements.

UNITED STATES STEEL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Continued)

				Comprehensive Income (Loss)
(Dollars in millions)	2024	2023	2022	2024	2023	2022
Retained earnings:
Balance at beginning of year	$6,880	$6,030	$3,534
Net earnings attributable to United States Steel Corporation	384	895	2,524	$384	$895	$2,524
Dividends on common stock	(46)	(45)	(50)
Cumulative effect upon adoption of Accounting Standards Update 2020-06	—	—	22
Other	1	—	—
Balance at end of year	$7,219	$6,880	$6,030
Accumulated other comprehensive (loss) income:
Pension and other benefit adjustments (Note 18):
Balance at beginning of year	$(241)	$(322)	$(25)
Changes during year, net of taxes (a)	(77)	79	(304)	(77)	79	(304)
Changes during year, equity investee net of taxes (a)	—	2	7	—	2	7
Balance at end of year	$(318)	$(241)	$(322)
Foreign currency translation adjustments:
Balance at beginning of year	$334	$280	$371
Changes during year, net of taxes (a)	(70)	54	(91)	(70)	54	(91)
Balance at end of year	$264	$334	$280
Derivative financial instruments:
Balance at beginning of year	$(52)	$(43)	$(15)
Changes during year, net of taxes (a)	80	(9)	(28)	80	(9)	(28)
Balance at end of year	$28	$(52)	$(43)
Fair value of active employee benefit investments
Balance at beginning of year	$5	$—	$—
Changes during year, net of taxes (a)	—	5	—	—	5	—
Balance at end of year	$5	$5	$—
Total balances at end of year	$(21)	$46	$(85)
Total stockholders’ equity	$11,347	$11,047	$10,218
Noncontrolling interests:
Balance at beginning of year	$93	$93	$93
Net loss	—	—	—	—	—	—
Balance at end of year	$93	$93	$93
Total comprehensive income				$317	$1,026	$2,108
(a) Related income tax (provision) benefit:

Foreign currency translation adjustments	$28	$(3)	$24
Pension and other benefits adjustments	23	(24)	95
Derivative adjustments	(26)	3	9
Active employee benefit investments	—	(2)	—

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

Agreement and Plan of Merger with Nippon Steel Corporation
On December 18, 2023, the Company entered into an Agreement and Plan of Merger (such agreement, as it may be amended, modified or supplemented from time to time, the “Merger Agreement”) by and among the Company, Nippon Steel North America, Inc., a New York corporation (“Purchaser”), 2023 Merger Subsidiary, Inc., a Delaware corporation and a wholly owned subsidiary of Purchaser (“Merger Sub”), and solely as provided in Section 9.13 therein, Nippon Steel Corporation, a Japanese corporation (“NSC”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Purchaser (the “Merger”). On April 12, 2024, the Company obtained the approval of its stockholders required to adopt the Merger Agreement. U. S. Steel stockholders approved the Merger with 98.8% approval of shares voted, satisfying a condition to closing. Subject to the terms and conditions set forth in the Merger Agreement, each share of the Company’s common stock, par value $1.00 per share, outstanding immediately prior to the effective time of the Merger (the “Effective Time”) will, at the Effective Time, automatically be converted into the right to receive $55.00 per share in cash, without interest, subject to any required tax withholding. The parties have substantially complied with the Second Requests issued on April 3, 2024 and the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has now expired. In addition, all required regulatory approvals outside of the United States related to the Merger have been received. The closing conditions to the Merger include clearance by the Committee on Foreign Investment in the United States (“CFIUS”) under the Defense Production Act of 1950, as amended. Following referral of the transaction by CFIUS to the President of the United States, on January 3, 2025, the President of the United States issued an order prohibiting the Merger and requiring the parties to abandon the Merger Agreement within thirty days. On January 10, 2025, CFIUS granted an extension of that deadline to June 18, 2025.

On January 6, 2025, the Company, NSC and Purchaser jointly filed a lawsuit in the United States Court of Appeals for the District of Columbia Circuit alleging that the President’s order blocking the Merger was issued for purely political reasons, which are irrelevant to U.S. national security, challenging the decision by the President of the United States and the CFIUS process as violating the constitutional due process rights of the Company, NSC and Purchaser, as well as the applicable statute governing CFIUS and the Administrative Procedure Act, and as an exercise of power that exceeded the authority provided to the President of the United States under the applicable statute. The Company, NSC and Purchaser also filed a lawsuit in the United States District Court for the Western District of Pennsylvania against Cleveland-Cliffs Inc. (“Cliffs”), Cliffs’ Chief Executive Officer Lourenco Goncalves, and the President of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (the “USW”), David McCall, for engaging in a coordinated series of anticompetitive and racketeering activities illegally designed to prevent any party other than Cliffs from acquiring the Company as part of an illegal campaign to monopolize critical domestic steel markets.

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

Sales recognition
Sales are recognized when U. S. Steel’s performance obligations are satisfied. Generally, U. S. Steel’s performance obligations are satisfied, control of our products is transferred, and revenue is recognized at a single point in time, when title transfers to our customer for product shipped or when services are provided. Revenues are recorded net of any sales incentives. Shipping and other transportation costs charged to customers are treated as fulfillment activities and are recorded as additional net sales and cost of sales at the time control is transferred to the customer. See Note 6 for further details on U. S. Steel’s revenue.

Inventories
Inventories are carried at the lower of cost or net realizable value. Fixed costs related to abnormal production capacity are expensed in the period incurred rather than capitalized into inventory.

LIFO is the predominant method of inventory costing for inventories held by the Flat-Rolled and Tubular segments. The Mini Mill segment uses a moving average costing method to account for semi-finished and finished products and FIFO to account for raw materials. FIFO is the predominant method used by the USSE segment. The LIFO method of inventory costing was used on 53 percent of consolidated inventories at both December 31, 2024, and December 31, 2023.

Derivative instruments
From time to time, U. S. Steel may use fixed price forward physical purchase contracts to partially manage our exposure to price risk. Generally, forward physical purchase contracts qualify for the normal purchase normal sales exclusion in Accounting Standards Codification (ASC) 815, Derivatives and Hedging, and are not subject to mark-to-market accounting. U. S. Steel also uses derivatives such as commodity-based financial swaps and foreign currency exchange forward contracts to manage its exposure to purchase and sale price fluctuations and foreign currency exchange rate risk. The USSE and Flat-Rolled segments elect hedge accounting for some of their derivatives. Under hedge accounting, fluctuations in the value of the derivative are recognized in Accumulated other comprehensive (loss) income (AOCI) until the associated underlying is recognized in earnings. When the associated underlying is recognized in earnings, the value of the derivative is reclassified to earnings from AOCI. The Mini Mill segment has not elected hedge accounting. Therefore, the changes in fair value of the Mini Mill segment’s foreign exchange forwards, as well as fair value changes for other derivatives where hedge accounting has not been elected, are recognized immediately in earnings. In accordance with the guidance in ASC Topic 820 on fair value measurements and disclosures, the fair value of our foreign exchange forwards, commodity purchase swaps and sales swaps was determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used are from market sources that aggregate data based upon market transactions. See Note 16 for further details on U. S. Steel’s derivatives.

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

Asset Impairment
U. S. Steel evaluates impairment of its property, plant and equipment whenever circumstances indicate that the carrying value may not be recoverable. We evaluate the impairment of long-lived assets at the asset group level. Our asset groups are flat-rolled, mini mill, USSE, welded tubular and seamless tubular. Asset impairments are recognized when the carrying value of an asset group exceeds its recoverable amount as determined by the asset group’s aggregate projected undiscounted cash flows.

In 2024, the Company recognized impairment charges of approximately $19 million for certain indefinitely idled assets at Granite City Works and certain permanently idled assets at Clairton Works. In 2023, the Company recognized charges of approximately $123 million for impairment of indefinitely idled iron and steel making assets at Granite City Works. In 2022, impairment charges of approximately $151 million were recognized for the write-off of iron making and steel making assets at Great Lakes Works. The coil finishing processes at Granite City Works and Great Lakes Works continue to operate and remain components of the Company’s operating plans. These impairment charges were the result of actions impacting specific, identifiable assets and were not significantly adverse to the flat-rolled long-lived asset group.

No triggering events that required an impairment evaluation of our long-lived asset groups were identified during the years ended December 31, 2024, 2023, and 2022.

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

A quantitative goodwill impairment testing process requires valuation of the respective reporting unit, which we primarily determine using an income approach based on a discounted cash flow forecast covering discrete periods of time including a terminal value. We compute the terminal value using the constant growth method, which values the forecasted cash flows in perpetuity. The assumptions about future cash flows and growth rates are based on the respective reporting unit’s long-term forecast and are subject to review and approval by senior management. A reporting unit’s discount rate is a significant assumption and is a risk-adjusted weighted average cost of capital, which we believe approximates the rate from a market participant’s perspective. The estimated fair value could be impacted by changes in market conditions, interest rates, growth rates, tax rates, costs, pricing and capital expenditures. We categorize the fair value determination as Level 3 in the fair value hierarchy due to its use of internal projections and unobservable measurement inputs.

Our Mini Mill reporting unit holds the goodwill recognized as a result of the Company’s acquisition of Big River Steel and currently is our only reporting unit that has a significant amount of goodwill. This goodwill is primarily attributable to Big River Steel’s operational abilities, workforce and the anticipated benefits from their recent expansion. U. S. Steel completed its annual goodwill impairment test using a qualitative assessment during the fourth quarter of 2024 and determined there was no impairment of goodwill.

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

These AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value. See Note 19 for further details on U. S. Steel’s AROs.

Pensions and other post-employment benefits
U. S. Steel has defined contribution plans or multiemployer arrangements for pension benefits for more than 85 percent of its employees in the United States and defined benefit pension plans covering the remaining employees. For hires before January 1, 2016, U. S. Steel has defined benefit retiree health care and life insurance plans (Other Benefits) that cover its represented employees in North America upon their retirement. Government-sponsored programs into which U. S. Steel makes required contributions cover U. S. Steel’s European employees. For more details regarding pension and other post-employment benefits see Note 18 of the Consolidated Financial Statements.

The pension and Other Benefits obligations and the related net periodic benefit costs are based on, among other things, assumptions regarding the discount rate, estimated return on plan assets, salary increases, the projected mortality of participants and the current level and future escalation of health care costs. Additionally, U. S. Steel recognizes an obligation to provide post-employment benefits for disability-related claims covering indemnity and medical payments for certain employees in North America. The obligation for these claims and the related periodic costs are measured using actuarial techniques and assumptions. Actuarial gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when assumptions change. For pension and Other Benefits, the Company recognizes into income on an annual basis a portion of unrecognized actuarial net gains or losses that exceed 10 percent of the larger of projected benefit obligations or plan assets (the corridor). These unrecognized amounts in excess of the corridor are amortized over the plan participants’ average life expectancy or average future service, depending on the demographics of the plan. Unrecognized actuarial net gains and losses for disability-related claims are immediately recognized into income.

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

2. New Accounting Standards

During the year ended December 31, 2024, there were no new accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2024-03, Disaggregation of Income Statement Expenses (ASU 2024-03). ASU 2024-03 includes requirements that an entity disclose in the notes to the financial statements specified information about certain costs and expenses, including the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) other amounts of depletion expense included in each relevant expense caption presented on the statement of operations. The standard also requires disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, as well as the total amount of selling expenses and an entity’s definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. U. S. Steel is currently assessing the impact of ASU 2024-03 on its disclosures.

In March 2024, the SEC adopted final rules that would require certain climate related disclosures. Certain disclosures would be required in the notes to the financial statements beginning in fiscal year 2025. The audited financial statement disclosures include capitalized costs and expenses related to severe weather events and other natural conditions subject to certain materiality thresholds. Beginning in annual disclosures for fiscal year 2026, certain greenhouse gas emission disclosures would also be required. In April 2024, the SEC issued a stay on the rules until legal challenges to the rule are addressed. U. S. Steel is monitoring the legal challenges and assessing the impact of the rules on its disclosures.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 includes requirements that an entity disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The standard also requires that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) each disaggregated between domestic and foreign. In addition, the standard also requires disclosure of payment amounts disaggregated by federal, state, and foreign, as well as by major jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. U. S. Steel is currently assessing the impact of ASU 2023-09 on its disclosures.

3. Recently Adopted Accounting Standards
In November 2023, the FASB issued Accounting Standards Update 2023-07, Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 includes requirements that an entity disclose the title of the chief operating decision maker (CODM) and on an interim and annual basis, significant segment expenses and the composition of other segment items for each segment’s reported profit. The standard also permits disclosure of additional measures of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. U. S. Steel adopted this guidance effective January 1, 2024 for annual reporting and applied the amendments retrospectively to all prior periods presented in the Consolidated Financial Statements. The amendments for interim periods will be adopted in our fiscal year beginning on January 1, 2025. See Note 4 for further details on segment information.
In September 2022, the FASB issued Accounting Standards Update 2022-04, Disclosure of Supplier Finance Program Obligations (ASU 2022-04). ASU 2022-04 requires that an entity disclose certain information about supplier finance programs used in connection with the purchase of goods and services. ASU 2022-04 is effective for all entities with fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, except for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. U. S. Steel adopted this guidance effective January 1, 2023, with the exception of the amendment on roll-forward information, which was adopted in our fiscal year beginning on January 1, 2024 and applied prospectively.
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
The Company’s goal is to capture overall supplier savings and improve working capital efficiency. The agreements facilitate the suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. The Company has no economic interest in the sale of the suppliers’ receivables and no direct financial relationship with the financial institution concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. The SCF program requires the Company to pay the third-party administrator the stated amount of the confirmed participating supplier invoices. The payment terms for confirmed invoices range from 45 to 90 days after the end of the month in which the invoice was issued.
The underlying costs from suppliers that elected to participate in the SCF program are generally recorded in cost of sales in the Company’s Consolidated Statements of Operations. Amounts due to suppliers who participate in the SCF program are reflected in accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets and payments on the obligations by our suppliers are included in cash used in operating activities in the Consolidated Statements of Cash Flows. As of December 31, 2024 and 2023, accounts payable and accrued expenses included $62 million and $84 million, respectively, of outstanding payment obligations which suppliers elected to sell to participating financial institutions.
The roll-forward of the Company’s outstanding obligations confirmed as valid under its SCF program for the year ended December 31, 2024 is as follows:

(in millions)	2024
Confirmed obligations outstanding at beginning of year	$197
Invoices confirmed	936
Invoices paid	(935)
Confirmed obligations outstanding at end of year	$198

4. Segment Information

U. S. Steel has four reportable segments: North American Flat-Rolled, Mini Mill, USSE and Tubular Products. The results of our real estate business are disclosed in the Other category. The majority of U. S. Steel’s customers are located in North America and Europe. During 2024, sales to one customer of the Flat-Rolled segment were approximately $2.0 billion which exceeded 10 percent of U. S. Steel’s total consolidated net sales. During 2023 and 2022, no single customer accounted for more than 10 percent of U. S. Steel’s total consolidated net sales.

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

The Mini Mill segment includes the operating results of Big River Steel and BR2 steel plants in Osceola, Arkansas involved in the production of sheets and electrical products. These operations primarily serve North American customers in the service center, conversion, transportation (including automotive), construction, container and appliance and electrical markets.

The USSE segment includes the operating results of USSK, U. S. Steel’s integrated steel plant and coke production facilities in Slovakia, and its subsidiaries. USSE conducts its business mainly in Central and Western Europe and primarily serves customers in the European transportation (including automotive), construction, container, appliance, electrical, service center, conversion and oil, gas and petrochemical markets. USSE produces and sells slabs, hot-rolled, cold-rolled, hot-dip galvanized, and color-coated coils, electrical steel, strip mill plate, sheet, tin mill products and spiral welded pipe.

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

The chief operating decision maker (CODM), which is the chief executive officer, evaluates segment performance and determines resource allocations based on a number of factors, the primary measure being earnings (loss) before interest, taxes, depreciation and amortization (EBITDA). EBITDA for reportable segments and the Other category does not include net interest and other financial costs (income), income taxes, and certain other items that management believes are not indicative of future results. For all of the segments, the CODM uses segment EBITDA in the Annual Operating Plan (AOP) and monthly performance review processes. The CODM considers AOP-to-actual EBITDA variances on a monthly, quarter-to-date, and year-to-date basis for evaluating performance of each segment and making decisions about resource allocations to each segment.

The accounting principles applied at the operating segment level in determining earnings (loss) before interest, taxes, depreciation and amortization are generally the same as those applied at the consolidated financial statement level. Intersegment sales and transfers are accounted for at market-based prices and are eliminated at the corporate consolidation level. Corporate-level selling, general and administrative expenses and costs related to certain former businesses are allocated to the reportable segments and Other based on measures of activity that management believes are reasonable.

The results of segment operations are as follows:

(In millions)	Flat-Rolled	Mini Mill	USSE	Tubular	Total
2024
Customer sales	$9,604	$2,070	$2,983	$970	$15,627
Intersegment sales	211	347	24	7	589
Net sales	9,815	2,417	3,007	977	16,216
Other net sales (a)					13
Elimination of intersegment sales					(589)
Total net sales					$15,640
Less: (b)
Cost of sales	8,775	2,063	2,898	843	14,579
Earnings from investees	(90)	—	—	(22)	(112)
Other segment items (c)	196	121	38	21	376
Segment earnings before interest, taxes, depreciation and amortization	934	233	71	135	$1,373
Other loss before interest, taxes, depreciation and amortization (a)					(7)
Depreciation, depletion and amortization					(913)
Items not allocated to segments:
Restructuring and other charges (Note 25)					(8)
Stock-based compensation expense (Note 15)					(51)
Asset impairment charges					(19)
Environmental remediation charges					(18)
Strategic alternatives review process costs					(90)
Granite City idling costs					(11)
Other charges, net					(16)
Earnings before interest and income taxes					$240
Net interest and other financial benefits					(198)
Earnings before income taxes					$438

Capital expenditures (d)	495	1,641	118	33	2,287

Segment depreciation, depletion and amortization	(535)	(203)	(125)	(50)	(913)
Other depreciation, depletion and amortization (a)					—
Total depreciation, depletion and amortization					$(913)

Assets (d)	7,266	9,339	1,904	975	19,484
Other assets (a)					127
Corporate, reconciling items, and eliminations (e)					624
Total assets					$20,235
(a) The results of our real estate business are disclosed in the Other category.
(b) The significant expense (income) categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

(c) Other segment items primarily include selling, general and administrative expenses, BRS recycling tax credit revenue and BR2 startup costs.
(d) Mini Mill includes capital expenditures and assets related to BR2 of $1.4 billion and $4.7 billion, respectively.
(e) The majority of Corporate, reconciling items, and eliminations total assets is comprised of cash and the elimination of intersegment amounts.

(In millions)	Flat-Rolled	Mini Mill	USSE	Tubular	Total
2023
Customer sales	$10,744	$2,223	$3,525	$1,551	$18,043
Intersegment sales	365	455	25	1	846
Net sales	11,109	2,678	3,550	1,552	18,889
Other net sales (a)					10
Elimination of intersegment sales					(846)
Total net sales					$18,053
Less: (b)
Cost of sales	9,899	2,259	3,413	931	16,502
Earnings from investees	(72)	—	—	(43)	(115)
Other segment items (c)	259	36	39	26	360
Segment earnings before interest, taxes, depreciation and amortization	1,023	383	98	638	$2,142
Other loss before interest, taxes, depreciation and amortization (a)					(3)
Depreciation, depletion and amortization					(916)
Items not allocated to segments:
Restructuring and other charges (Note 25)					(36)
Stock-based compensation expense (Note 15)					(51)
Asset impairment charges					(127)
Environmental remediation charges					(11)
Strategic alternatives review process costs					(79)
Granite City idling costs					(121)
Other charges, net					1
Earnings before interest and income taxes					$799
Net interest and other financial benefits					(248)
Earnings before income taxes					$1,047

Capital expenditures (d)	536	1,899	109	32	2,576

Segment depreciation, depletion and amortization	(605)	(168)	(94)	(49)	(916)
Other depreciation, depletion and amortization (a)					—
Total depreciation, depletion and amortization					$(916)

Assets (d)	7,546	7,569	2,229	1,002	18,346
Other assets (a)					140
Corporate, reconciling items, and eliminations (e)					1,965
Total assets					$20,451
(a) The results of our real estate business are disclosed in the Other category.
(b) The significant expense (income) categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

(c) Other segment items primarily include selling, general and administrative expenses, BRS recycling tax credit revenue and BR2 startup costs.
(d) Mini Mill includes capital expenditures and assets related to BR2 of $1.5 billion and $3.0 billion, respectively.
(e) The majority of Corporate, reconciling items, and eliminations total assets is comprised of cash and the elimination of intersegment amounts.

(In millions)	Flat-Rolled	Mini Mill	USSE	Tubular	Total
2022
Customer sales	$12,522	$2,681	$4,243	$1,611	$21,057
Intersegment sales	350	366	13	5	734
Net sales	12,872	3,047	4,256	1,616	21,791
Other net sales (a)					9
Elimination of intersegment sales					(735)
Total net sales					$21,065
Less: (b)
Cost of sales	10,357	2,381	3,696	1,024	17,458
Earnings from investees	(220)	—	—	(23)	(243)
Other segment items (c)	228	27	31	23	309
Segment earnings before interest, taxes, depreciation and amortization	2,507	639	529	592	$4,267
Other earnings before interest, taxes, depreciation and amortization (a)					23
Depreciation, depletion and amortization					(791)
Items not allocated to segments:
Restructuring and other charges (Note 25)					(48)
Stock-based compensation expense (Note 15)					(57)
Asset impairment charges					(163)
Environmental remediation charges					(13)
United Steelworkers labor agreement signing bonus and related costs					(64)
Gains on assets sold & previously held investments					6
Earnings before interest and income taxes					$3,160
Net interest and other financial benefits					(99)
Earnings before income taxes					$3,259

Capital expenditures (d)	503	1,159	90	17	1,769

Segment depreciation, depletion and amortization	(499)	(158)	(85)	(48)	(790)
Other depreciation, depletion and amortization (a)					(1)
Total depreciation, depletion and amortization					$(791)

Assets (d)	7,936	5,787	2,175	1,140	17,038
Other assets (a)					141
Corporate, reconciling items, and eliminations (e)					2,279
Total assets					$19,458
(a) The results of our real estate business are disclosed in the Other category.
(b) The significant expense (income) categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

(c) Other segment items primarily include selling, general and administrative expenses, BRS recycling tax credit revenue and adjustments in electricity purchase agreements.
(d) Mini Mill includes capital expenditures and assets related to BR2 of $0.8 billion and $1.4 billion, respectively.
(e) The majority of Corporate, reconciling items, and eliminations total assets is comprised of cash and the elimination of intersegment amounts.

Geographic Area:
The information below summarizes external sales, property, plant and equipment and equity method investments based on the location of the operating segment to which they relate.

(In millions)	Year	External Sales	Assets
North America	2024	$12,657	$11,853	(a)
	2023	14,528	10,223	(a)
	2022	16,822	8,459	(a)
Europe	2024	2,983	854
	2023	3,525	910
	2022	4,243	843
Total	2024	15,640	12,707
	2023	18,053	11,133
	2022	21,065	9,302
(a)Assets with a book value of $11,853 million, $10,223 million, and $8,459 million were located in the United States at December 31, 2024, 2023, and 2022, respectively.

5. Dispositions

Real Property, South Works Disposition
In July 2024, the Company entered into a purchase and sale agreement with a third party for the sale of substantially all of the Company’s former South Works real property. The Company will convey title of the property to the buyer for expected proceeds of approximately $70 million. This transaction is expected to close within the next 12 months.

USS-UPI, LLC Disposition
In December 2023, production at USS-UPI, LLC (UPI) was indefinitely idled. The Company has accrued a total of $44 million and $108 million for severance, exit costs and employee benefits as of December 31, 2024 and 2023, respectively. Payments of $59 million for these items were made during the year ended December 31, 2024. The Company has previously committed to, and continues to intend to, pursue the disposition of certain assets related to the UPI facility.

As of December 31, 2024, the South Works property and the UPI facility are recorded as assets held-for-sale which are recorded in Other current assets on the Consolidated Balance Sheet.

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

The following tables disaggregate our revenue by product for each of our reportable business segments for the years ended December 31, 2024, 2023, and 2022, respectively (Net Sales by Product, excluding intersegment sales, in millions):

Year Ended December 31, 2024	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$84	$—	$78	$35	$—	$197
Hot-rolled sheets	1,566	1,039	1,468	—	—	4,073
Cold-rolled sheets	3,665	325	229	—	—	4,219
Coated sheets	2,899	701	1,052	—	—	4,652
Tubular products	—	—	51	913	—	964
All other (a)	1,390	5	105	22	13	1,535
Total	$9,604	$2,070	$2,983	$970	$13	$15,640
(a) Consists primarily of sales of raw materials and coke making by-products

Year Ended December 31, 2023	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$242	$—	$168	$—	$—	$410
Hot-rolled sheets	1,926	1,215	1,637	—	—	4,778
Cold-rolled sheets	3,568	365	269	—	—	4,202
Coated sheets	3,484	639	1,278	—	—	5,401
Tubular products	—	—	52	1,528	—	1,580
All other (a)	1,524	4	121	23	10	1,682
Total	$10,744	$2,223	$3,525	$1,551	$10	$18,053
(a) Consists primarily of sales of raw materials and coke making by-products.

Year Ended December 31, 2022	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$193	$—	$103	$—	$—	$296
Hot-rolled sheets	2,338	1,570	1,919	—	—	5,827
Cold-rolled sheets	3,898	356	385	—	—	4,639
Coated sheets	4,461	745	1,622	—	—	6,828
Tubular products	—	—	68	1,594	—	1,662
All other (a)	1,632	10	146	17	8	1,813
Total	$12,522	$2,681	$4,243	$1,611	$8	$21,065
(a) Consists primarily of sales of raw materials and coke making by-products.
7. Net Interest and Other Financial Costs

(In millions)	2024	2023	2022
Interest income:
Interest income	$(96)	$(141)	$(44)
Interest expense and other financial costs:
Interest incurred	237	234	218
Less interest capitalized	213	162	59
Total interest expense	24	72	159
Loss on debt extinguishment (a)	2	—	—
Net periodic benefit income	(132)	(154)	(246)
Net gain from investments related to active employee benefits	(25)	(43)	—
Foreign currency net loss (gain) (b)	6	(5)	11
Financial costs on:
Amended Credit Agreement	5	5	5
USSK Credit Facility	2	4	3
Other	7	5	4
Amortization of discounts and deferred financing costs	9	9	9
Total other financial costs	29	18	32
Net interest and other financial (benefits) costs	$(198)	$(248)	$(99)
(a)Represents a net pretax charge of $2 million during 2024 related to the repayments of the 2026 Senior Convertible Notes.
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

The computations for basic and diluted earnings per common share from continuing operations are as follows:

(Dollars in millions, except per share amounts)	2024	2023	2022
Net earnings attributable to United States Steel Corporation stockholders
Basic	$384	$895	$2,524
Interest expense on Senior Convertible Notes, net of tax	13	13	13
Diluted	$397	$908	$2,537
Weighted-average shares outstanding (in thousands):
Basic	224,817	224,761	246,986
Effect of Senior Convertible notes	26,159	26,194	26,194
Effect of stock options, restricted stock units and performance awards	3,028	4,405	3,783
Diluted	254,004	255,360	276,963
Net earnings per share attributable to United States Steel Corporation stockholders:
Basic	$1.71	$3.98	$10.22
Diluted	$1.57	$3.56	$9.16

The following table summarizes the securities that were antidilutive, and therefore, were not included in the computation of diluted earnings per common share:

(In thousands)	2024	2023	2022
Securities granted under the 2016 Omnibus Incentive Compensation Plan, as amended and restated	125	475	960

Dividends Paid per Share
Quarterly dividends on common stock were five cents per share for each quarter in 2024, 2023, and 2022.

9. Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within U. S. Steel’s Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	December 31,
(In millions)	2024	2023	2022
Cash and cash equivalents	$1,367	$2,948	$3,504
Restricted cash in other current assets	11	8	4
Long-term restricted cash	35	32	31
Total cash, cash equivalents and restricted cash	$1,413	$2,988	$3,539

Amounts included in restricted cash represent cash balances which are legally or contractually restricted, primarily for insurance purposes, environmental liabilities and other capital projects.

10. Inventories

(In millions)	December 31, 2024	December 31, 2023
Raw materials	$959	$773
Semi-finished products	828	877
Finished products	331	428
Supplies and sundry items	50	50
Total	$2,168	$2,128

Current acquisition costs for LIFO inventories were estimated to exceed the above inventory values at December 31 by $1.1 billion in 2024 and $1.2 billion in 2023. As a result of the liquidation of LIFO inventories, cost of sales increased and earnings before interest and income taxes decreased by $3 million in 2024. Cost of sales decreased and earnings before interest and income taxes increased by $43 million and $44 million in 2023 and 2022, respectively.

11. Income Taxes

Components of earnings before income taxes:

(In millions)	2024	2023	2022
United States	$499	$1,041	$2,847
Foreign	(61)	6	412
Earnings before income taxes	$438	$1,047	$3,259

At the end of 2024, 2023, and 2022, U. S. Steel does not have any undistributed foreign earnings and profits for which U.S. deferred taxes have not been provided.

Income tax provision (benefit):

	2024			2023			2022
(In millions)	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(53)	$60	$7	$56	$116	$172	$101	$451	$552
State and local	(6)	24	18	(3)	(14)	(17)	54	43	97
Foreign	—	29	29	2	(5)	(3)	79	7	86
Total	$(59)	$113	$54	$55	$97	$152	$234	$501	$735

A reconciliation of the federal statutory tax rate of 21 percent to total provision follows:

(In millions)	2024	2023	2022
Statutory rate applied to earnings before income taxes	$92	$220	$684
Valuation allowance	47	(14)	(38)
Excess percentage depletion	(23)	(18)	(48)
Capitalized transaction costs	13	10	—
State and local income taxes after federal income tax effects	8	(1)	97
Effects of foreign operations	(12)	(3)	85
U.S. impact of foreign operations	(29)	(19)	6
Impact of tax credits	(11)	(7)	(83)
Adjustment of prior years’ federal income taxes	(42)	(34)	40
Unrecognized tax benefits	12	2	—
Stock compensation	(7)	(5)	(3)
Nondeductible executive compensation	5	16	6
Other	1	5	(11)
Total provision	$54	$152	$735

Included in the 2024 provision is a benefit of $59 million related to the 2023 federal and state income tax returns.

In March 2022, the Company and the Arkansas Economic Development Commission entered into the Recycling Tax Credit Incentive Agreement, whereby the Company may earn state income tax credits in an amount equal to 30 percent of the cost of waste reduction, reuse, or recycling equipment, subject to meeting the requirements of the Arkansas Code Ann. Section 26-51-506, for the Company’s BR2 facility near Osceola, Arkansas. Documentation supporting the Company’s investment in qualifying equipment must be submitted as part of an application for certification expected to be completed in 2025. In March 2022, the Company received a lump-sum payment of approximately $82 million as proceeds from the sale of a portion of expected future tax credits to be earned by the Company (see Note 26 for additional information). The Company estimates that it could earn tax credits in excess of $700 million, exclusive of the amount sold in March 2022, which the Company will recognize in the year it meets the requirements of Arkansas Code Ann. Section 26-51-506. Any unused tax credit that cannot be claimed in a tax year may be carried forward indefinitely by the Company and applied to its future state tax liability.

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

The Company analyzed the 2024 tax effects of CAMT and Pillar 2, which were not material to the Consolidated Financial Statements.

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

Deferred taxes
Deferred tax assets and liabilities resulted from the following:

	December 31,
(In millions)	2024	2023
Deferred tax assets:
Federal tax loss carryforwards (no expiration)	$213	$1
Federal capital loss carryforwards (expiring in 2026)	69	69
State tax credit carryforwards (expiring in 2027 through 2038)	17	14
State tax loss carryforwards (expiring in 2026 through 2044)	91	80
State capital loss carryforwards (expiring in 2026 through 2036)	21	23
General business credit carryforwards (expiring in 2044)	9	—
Foreign tax loss and credit carryforwards (expiring in 2027 through 2034)	26	8
Operating lease liabilities	19	28
Capitalized research and development	76	69
Receivables, payables and debt	149	140
Inventory	48	57
Other temporary differences	71	41
Valuation allowance	(149)	(101)
Total deferred tax assets	$660	$429
Deferred tax liabilities:
Property, plant and equipment	$589	$642
Operating right-of-use assets	17	26
Investments in subsidiaries and equity investees	557	184
Employee benefits	109	72
Contingencies and accrued liabilities	45	73
Total deferred tax liabilities	$1,317	$997
Net deferred tax liability	$(657)	$(568)

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

At December 31, 2024, the net domestic deferred tax liability was $619 million, net of an established valuation allowance of $103 million. At December 31, 2023, the net domestic deferred tax liability was $566 million, net of an established valuation allowance of $98 million.

At December 31, 2024, the net foreign deferred tax liability was $38 million, net of an established valuation allowance of $46 million. At December 31, 2023, the net foreign deferred tax liability was $2 million, net of an established valuation allowance of $3 million. The net foreign deferred tax asset will fluctuate as the value of the U.S. dollar changes with respect to the euro.

U. S. Steel will continue to monitor the realizability of its deferred tax assets on a quarterly basis. In the future, if we determine that realization is more likely than not for a deferred tax asset with a valuation allowance, the related valuation allowance will be reduced, and we will record a non-cash benefit to earnings.

Unrecognized tax benefits
Unrecognized tax benefits are the differences between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to the guidance in ASC Topic 740 on income taxes. The total amount of gross unrecognized tax benefits was $18 million, $4 million, and $2 million as of December 31, 2024, 2023, and 2022, respectively.

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $18 million and $4 million as of December 31, 2024, and 2023, respectively.

U. S. Steel records interest related to uncertain tax positions as a part of net interest and other financial costs in the Consolidated Statements of Operations. Any penalties are recognized as part of selling, general and administrative expenses. U. S. Steel had accrued liabilities for interest and penalties related to uncertain tax positions of less than $1 million and $2 million as of December 31, 2024, and 2023, respectively.

A tabular reconciliation of unrecognized tax benefits follows:

(In millions)	2024	2023	2022
Unrecognized tax benefits, beginning of year	$4	$2	$3
Increases – tax positions taken in prior years	16	—	—
Increases – current tax positions	—	2	—
Lapse of statute of limitations	(2)	—	(1)
Unrecognized tax benefits, end of year	$18	$4	$2

Tax years subject to examination
Below is a summary of the tax years open to examination by major tax jurisdiction:

U.S. Federal – 2021 and forward
U.S. States – 2017 and forward
Slovakia – 2013 and forward

Status of Internal Revenue Service (IRS) examinations
The IRS completed its audit of the Company’s 2017-2018 federal consolidated tax returns in 2023.

12. Investments, Long-Term Receivables and Equity Investee Transactions

	December 31,
(In millions)	2024	2023
Equity method investments	$734	$740
Receivables due after one year, less allowance of $3 in both periods	21	19
Other	2	2
Total	$757	$761

Summarized financial information of all investees accounted for by the equity method of accounting is as follows (amounts represent 100% of investee financial information):

(In millions)	2024	2023	2022
Income data – year ended December 31:
Net Sales	$3,184	$3,335	$3,222
Operating income	245	342	492
Net earnings	220	319	462
Balance sheet date – December 31:
Current Assets	$847	$876	$1,085
Noncurrent Assets	788	844	974
Current liabilities	226	255	314
Noncurrent Liabilities	392	398	513

U. S. Steel’s portion of the income (loss) from investees reflected on the Consolidated Statements of Operations was $112 million, $115 million, and $243 million for the years ended December 31, 2024, 2023, and 2022, respectively.

All of our significant investees are located in the U.S. Investees accounted for using the equity method include:

Investee	December 31, 2024 Interest
Chrome Deposit Corporation	50%
Double G Coatings Company, Inc.	50%
Hibbing Development Company	24.1%
Hibbing Taconite Company(a)	14.7%
Patriot Premium Threading Services, LLC	50%
PRO-TEC Coating Company, LLC	50%
(a)Hibbing Taconite Company (Hibbing) is an unincorporated joint venture that is owned, in part, by Hibbing Development Company (HDC), which is accounted for using the equity method. Through HDC we are able to influence the activities of Hibbing, and as such, its activities are accounted for using the equity method.

In 2022, the Company recognized pre-tax gains on equity investee transactions of approximately $6 million from Worthington Specialty Processing pertaining to the sale of the former joint venture’s facilities and subsequent distribution to the investors. The joint venture is expected to be dissolved in the future and is expected to result in an immaterial distribution to the Company.

Dividends or partnership distributions received from equity investees were $109 million, $114 million and $28 million in 2024, 2023 and 2022, respectively.

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

13. Property, Plant and Equipment

		December 31,
(In millions)	Useful Lives	2024	2023
Land and depletable property	—	$257	$216
Buildings	35-40 years	2,883	1,854
Machinery and equipment
Steel producing	2-30 years	19,790	16,806
Other	5-30 years	102	97
Information technology	5-15 years	857	829
Assets under finance lease	5-15 years	379	302
Construction in process	—	1,971	3,871
Total		26,239	23,975
Less accumulated depreciation and depletion		14,266	13,582
Net		$11,973	$10,393

Amounts in accumulated depreciation and depletion for assets acquired under finance leases were $182 million and $126 million at December 31, 2024, and 2023, respectively.

14. Goodwill and Intangible Assets

Intangible assets are being amortized on a straight-line basis over their estimated useful lives and are detailed below:

		As of December 31, 2024			As of December 31, 2023
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22 Years	$413	$75	$338	$413	$56	$357
Patents	5-15 Years	17	14	3	17	13	4
Energy Contract	2 Years	—	—	—	54	54	—
Total amortizable intangible assets		$430	$89	$341	$484	$123	$361
Amortization expense was $20 million and $42 million for years ended December 31, 2024, and December 31, 2023, respectively. We expect approximately $97 million in total amortization expense from 2025 through 2029 and approximately $244 million in remaining amortization expense thereafter.
The carrying amount of acquired water rights with indefinite lives as of December 31, 2024, and December 31, 2023, totaled $75 million.
Below is a summary of goodwill by segment for the twelve months ended December 31, 2024:

(In millions)	Flat-Rolled	Mini Mill	USSE	Tubular	Total
Balance at December 31, 2023	$—	$916	$4	$—	$920
Additions	—	—	—	—	—
Balance at December 31, 2024	$—	$916	$4	$—	$920

15. Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee of the Board of Directors (the Committee), or its designee, under the 2005 Stock Incentive Plan (the 2005 Plan) and the 2016 Omnibus Incentive Compensation Plan, as amended and restated (the Omnibus Plan) (collectively the Plans). On April 26, 2016, the Company’s stockholders approved the Omnibus Plan and authorized the Company to issue up to 7,200,000 shares of U. S. Steel common stock under the Omnibus Plan. The Company’s stockholders authorized the issuance of an additional 6,300,000 shares under the Omnibus Plan on April 25, 2017, an additional 4,700,000 shares under the Omnibus Plan on April 28, 2020, and an additional 14,500,000 shares under the Omnibus Plan on April 27, 2021. While awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of December 31, 2024, there were 4,084,130 shares available for future grants under the Omnibus Plan.

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

The following table summarizes the total stock-based compensation awards granted during the years 2024, 2023, and 2022:

	Restricted Stock Units	TSR Performance Awards	ROCE Performance Awards	Performance-Based Restricted Stock Units
2024	801,540	—	230,350	—
2023	2,126,020	185,120	357,020	—
2022	1,249,830	236,520	408,870	83,951

Stock-based compensation expense
The following table summarizes the total compensation expense recognized for stock-based compensation awards:

(In millions, except per share amounts)	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Stock-based compensation expense recognized:
Cost of sales	$20	$16	$15
Selling, general and administrative expenses	32	35	42
Total	52	51	57
Related deferred income tax benefit	12	12	14
Decrease in net income	40	39	43
Decrease in basic earnings per share	0.18	0.17	0.18
Decrease in diluted earnings per share	0.16	0.15	0.16

As of December 31, 2024, total future compensation cost related to nonvested stock-based compensation arrangements was $43 million and the average period over which this cost is expected to be recognized is approximately 21 months.

Stock options
Compensation expense for stock options is recorded over the vesting period based on the fair value on the date of grant, as calculated by U. S. Steel using the Black-Scholes model and the assumptions listed below. Awards generally vest ratably over a three-year service period and have a term of ten years. Stock options are generally issued at the average market price of the underlying stock on the date of the grant. Upon exercise of stock options, shares of U. S. Steel stock are issued from treasury stock or from authorized, but unissued common stock. There were 171,000 performance-based stock options granted in 2021. There were no stock options granted in 2024, 2023, and 2022.

The 171,000 performance-based stock options granted in December 2021 do not become vested and exercisable until the Company’s 20-trading day average closing stock price meets or exceeds the following stock price hurdles during the seven-year period beginning on the grant date, as follows:

20-trading day Average Closing Stock Price Achievement During 7-Year Period Beginning on Grant Date (a)	Percentage of Performance-Based Stock Options Exercisable
$35.00	33.33%
$45.00	33.33%
$55.00	33.34%
(a) The $35.00 tranche vested in April 2022 and the $45.00 tranche vested in January 2024.

The following table shows a summary of the status and activity of stock options for the year ended December 31, 2024:

	Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2024	760,238	$27.98
Granted	—	$—
Exercised	(158,908)	$24.90
Forfeited or expired	(13,057)	$37.33
Outstanding at December 31, 2024	588,273	$28.60	2.11	$4
Exercisable at December 31, 2024	531,273	$29.15	1.91	$4
Exercisable and expected to vest at December 31, 2024	588,273	$28.60	2.11	$4

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (difference between our closing stock price on the last trading day of 2024 and the exercise price, multiplied by the number of in-the-money options). Intrinsic value changes are a function of the fair market value of our stock.

The total intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the option) was $3 million, $4 million, and $5 million during the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. The total amount of cash received by U. S. Steel from the exercise of options was $4 million and $10 million during the years ended December 31, 2024, and

December 31, 2023, respectively. The related net tax benefit realized from the exercise of these options was immaterial in 2024 and 2023.

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

Performance awards based on the return on capital employed (ROCE) metric will be measured based on the Company’s consolidated worldwide earnings (loss) before interest and income taxes, as adjusted, divided by consolidated worldwide capital employed, as adjusted, over a three year period.

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

The following table shows a summary of the performance awards outstanding as of December 31, 2024, and their fair market value on the respective grant date:

Performance Period	Fair Value (in millions)	Minimum Shares	Target Shares	Maximum Shares
2024 - 2026	$10	—	219,770	439,540
2023 - 2025	$16	—	495,852	991,704
2022 - 2024	$15	—	595,662	1,191,324
2021 - 2025	$13	—	574,168	1,148,336

The following table shows a summary of the status and activity of nonvested stock awards for the year ended December 31, 2024:

	Restricted Stock Units	TSR Performance Awards (a)	ROCE Performance Awards (a)	Performance-Based Restricted Stock Units (a)	Total	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2024	3,432,338	728,570	952,969	697,485	5,811,362	$26.95
Granted	801,540	—	230,350	—	1,031,890	47.22
Vested	(1,332,529)	(192,040)	(404,952)	—	(1,929,521)	23.00
Performance adjustment factor (b)	—	(114,890)	202,476	—	87,586	15.89
Forfeited or expired	(139,826)	(32,612)	(58,587)	(123,317)	(354,342)	29.60
Nonvested at December 31, 2024	2,761,523	389,028	922,256	574,168	4,646,975	$32.68
(a)The number of shares shown for the performance awards is based on the target number of share awards.
(b)Consists of adjustments to vested performance awards to reflect actual performance.

The following table presents information on RSUs and performance awards granted:

	2024	2023	2022
Number of awards granted	1,031,890	2,668,160	1,979,171
Weighted-average grant-date fair value per share	$47.22	$31.68	$24.52

During the years ended December 31, 2024, 2023, and 2022, the total fair value of shares vested was $44 million, $45 million, and $45 million, respectively.

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
U. S. Steel also uses financial swaps to mitigate commodity price risks related to the procurement of natural gas, zinc, tin, electricity, and iron ore (commodity purchase swaps). We have elected cash flow hedge accounting for these commodity purchase swaps, which have maturities of up to 15 months.
U. S. Steel has entered into financial swaps that are used to partially manage the sales price risk of certain hot-rolled coil sales and iron ore sales (sales swaps). The sales swaps are accounted for using hedge accounting and have maturities of up to 12 months.
Generally, forward physical purchase contracts qualify for the normal purchase and normal sales exceptions described in ASC Topic 815 and are not subject to mark-to-market accounting. In accordance with the guidance in ASC Topic 820 on fair value measurements and disclosures, the fair value of our foreign exchange forwards, commodity purchase swaps and sales swaps was determined using Level 2 inputs, which are defined as “significant other observable” inputs. The inputs used are from market sources that aggregate data based upon market transactions.
The table below shows the outstanding swap quantities used to hedge forecasted purchases and sales as of December 31, 2024, and December 31, 2023:

Hedge Contracts	Classification	December 31, 2024	December 31, 2023
Natural gas (in mmbtus)	Commodity purchase swaps	20,706,000	20,625,000
Tin (in metric tons)	Commodity purchase swaps	—	5
Zinc (in metric tons)	Commodity purchase swaps	9,300	26,148
Electricity (in megawatt hours)	Commodity purchase swaps	16,400	183,288
Iron ore pellets (in metric tons)	Commodity purchase swaps	2,880,000	0
Iron ore pellets (in metric tons)	Sales swaps	300,900	120,834
Hot-rolled coils (in tons)	Sales swaps	236,000	261,000
Foreign currency (in millions of euros)	Foreign exchange forwards	€368	€452
Foreign currency (in millions of dollars)	Foreign exchange forwards	$—	$37

The following summarizes the fair value amounts included in our Consolidated Balance Sheets as of December 31, 2024, and December 31, 2023:

Balance Sheet Location (in millions)	December 31, 2024	December 31, 2023
Designated as Hedging Instruments
Accounts receivable	$41	$4
Accounts payable	8	81
Investments and long-term receivables	1	—
Other long-term liabilities	1	2
The table below summarizes the effect of hedge accounting on AOCI and amounts reclassified from AOCI into earnings for 2024, 2023, and 2022:

	Gain (Loss) on Derivatives in AOCI				Amount of Gain (Loss) Recognized in Income
(In millions)	2024	2023	2022	Location of Reclassification from AOCI	2024	2023	2022
Sales swaps	$58	$(41)	$14	Net sales	$8	$(15)	$(18)
Commodity purchase swaps	20	34	(35)	Cost of sales (a)	(40)	(105)	103
Foreign exchange forwards	28	(5)	(16)	Cost of sales	7	(1)	44
(a) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.

The table below summarizes the impact of derivative activity where hedge accounting has not been elected on our Consolidated Statements of Operations for 2024, 2023, and 2022:

		Amount of Gain (Loss) Recognized in Income
(In millions)	Consolidated Statements of Operations Location	2024	2023	2022
Commodity purchase swaps	Cost of sales	$—	$(13)	$18
Foreign exchange forwards	Other financial costs	(1)	1	(7)

At current contract values, $22 million in AOCI as of December 31, 2024, will be recognized as a decrease in cost of sales over the next year, and $12 million in AOCI as of December 31, 2024, will be recognized as an increase in net sales over the next year.

17. Debt

				December 31,
(In millions)	Issuer/Borrower	Interest Rates %	Maturity	2024	2023
2037 Senior Notes	U. S. Steel	6.650	2037	$274	$274
2026 Senior Convertible Notes	U. S. Steel	5.000	2026	349	350
2029 Senior Notes	U. S. Steel	6.875	2029	475	475
2029 Senior Secured Notes	Big River Steel	6.625	2029	720	720
Environmental Revenue Bonds	U. S. Steel	4.125 - 6.750	2026 - 2053	1,104	1,164
Environmental Revenue Bonds	Big River Steel	4.500 - 4.750	2049	752	752
Finance leases and all other obligations	U. S. Steel	Various	2025 - 2029	189	157
Finance leases and all other obligations	Big River Steel	Various	2025 - 2027	162	167
ECA Credit Agreement	U. S. Steel	Variable	2031	84	97
Credit Facility Agreement	U. S. Steel	Variable	2027	—	—
Big River Steel ABL Facility	Big River Steel	Variable	2026	—	—
USSK Credit Agreement	U. S. Steel Kosice	Variable	2026	—	—
USSK Credit Facility	U. S. Steel Kosice	Variable	2027	—	—
Total debt				4,109	4,156
Less unamortized discount, premium and debt issuance costs				(64)	(66)
Less short-term debt, long-term debt due within one year, and short-term issuance costs				95	142
Long-term debt				$4,078	$4,080

Arkansas Development Finance Authority Environmental Improvement Revenue Bonds, Series 2023 (United States Steel Corporation Project) (Green Bonds)

On May 18, 2023, U. S. Steel closed on an offering consisting of an aggregate principal amount of $240 million unsecured Arkansas Development Finance Authority environmental improvement revenue bonds, which carry a green bond designation. The bonds, issued through Arkansas Development Finance Authority, have a coupon rate of 5.700% and a final maturity of 2053 (2053 ADFA Green Bonds). U. S. Steel received net proceeds of approximately $238 million after fees of approximately $2 million related to the underwriting and third-party expenses, and will pay semiannual interest. The net proceeds from the issuance of the 2053 ADFA Green Bonds were used to partially fund work related to the BR2 facility near Osceola, Arkansas.

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

2026 Senior Convertible Notes
In October 2019, U. S. Steel issued $350 million of 5.00% Senior Convertible Notes due November 1, 2026 (2026 Senior Convertible Notes). Interest on the 2026 Senior Convertible Notes is payable semi-annually on May 1 and November 1 of each year. The initial conversion rate for the 2026 Senior Convertible Notes is 74.8391 shares of U. S. Steel common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $13.36 per share of common stock, subject to adjustment pursuant to the 2026 Senior Convertible Notes indenture. Based on the initial conversion rate, the 2026 Senior Convertible Notes are convertible into 26,155,592 shares of U. S. Steel common stock and we reserved for the possible issuance of 33,348,361 shares, which is the maximum amount that could be issued upon conversion. Prior to August 1, 2026, holders of notes may convert all or a portion of their notes at their option only upon the satisfaction of specified conditions and during certain periods. On or after August 1, 2026, holders may convert all or a portion of their notes prior to the maturity date. Upon conversion, we will satisfy the obligation with cash, common stock, or a combination thereof, at our election. Anytime prior to August 1, 2026, if the price per share of U. S. Steel’s common stock has been at least 130% of the conversion price for specified periods, U. S. Steel may redeem all or a portion of the 2026 Senior Convertible Notes at a cash redemption price of 100% of the principal amount, plus accrued and unpaid interest.

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

Big River Steel — Sustainability Linked ABL Facility
Big River Steel’s amended senior secured asset-based revolving credit facility (Big River Steel ABL Facility) matures on July 23, 2026. The facility is secured by first-priority liens on accounts receivable and inventory and certain other assets and second priority liens on most tangible and intangible assets of Big River Steel in each case subject to permitted liens. Additionally, the amendment includes sustainability targets related to greenhouse gas emissions intensity reduction, safety performance and facility certification by ResponsibleSteel™.

The Big River Steel ABL Facility provides for borrowings for working capital and general corporate purposes in an amount equal up to the lesser of (a) $350 million and (b) a borrowing base calculated based on specified percentages of eligible accounts receivables and inventory, subject to certain adjustments and reserves.

Big River Steel LLC must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent twelve consecutive months when availability under the Big River Steel ABL Facility is less than the greater of ten percent of the borrowing base availability and $13 million. Based on the most recent four quarters as of December 31, 2024, Big River Steel would have met the fixed charge coverage ratio test. The facility includes affirmative and negative covenants and events of default that are customary for facilities of this type.

There were no loans outstanding under the Big River Steel ABL Facility at December 31, 2024. Availability under the Big River Steel ABL Facility, pursuant to the available borrowing base, was $340 million at December 31, 2024.

U. S. Steel — Sustainability Linked Credit Facility Agreement
On May 27, 2022, U. S. Steel entered into the Sixth Amended and Restated Credit Facility Agreement (Credit Facility Agreement) to replace the existing Fifth Amended and Restated Credit Facility Agreement (Fifth Credit Facility Agreement). The Credit Facility Agreement has substantially the same terms as the Fifth Credit Facility Agreement, except the Credit Facility Agreement references the Secured Overnight Financing Rate instead of the London Interbank Offered Rate, adjusts the individual lenders’ commitments, and renews the five-year maturity to May 27, 2027. The Credit Facility Agreement also adjusts the threshold for the fixed charge coverage ratio. The total availability under the facility remained the same at $1,750 million, and the financial impact from replacing the Fifth Credit Facility Agreement was immaterial. Consistent with the Fifth Credit Facility Agreement, the Credit Facility Agreement is secured by first-priority liens on certain accounts receivable and inventory and includes targets related to greenhouse gas emissions intensity reduction, safety performance and facility certification by ResponsibleSteel™.

The Credit Facility Agreement provides for borrowings for working capital and general corporate purchases in an amount equal to the lesser of (a) $1,750 million or (b) a borrowing base calculated based on specified percentages of eligible accounts receivable and inventory, subject to certain adjustments and reserves. As of December 31, 2024, there were approximately $4 million of letters of credit issued and no loans drawn under the Credit Facility Agreement. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of ten percent of the maximum facility availability and $140 million. Based on the most recent four quarters as of December 31, 2024, the Company would have met the fixed charge coverage ratio test.

USSK Credit Facilities
On September 28, 2023, the Company elected to reduce the size of the USSK Credit Agreement from €300 million to €150 million (approximately $156 million). The reduced credit facility size supports USSK’s liquidity needs and is consistent with efforts to optimize costs and the global liquidity position. The USSK Credit Agreement matures in 2026 and contains sustainability targets related to greenhouse gas emissions intensity reduction, safety performance and facility certification by ResponsibleSteel™.

Under the USSK Credit Agreement, USSK is required to maintain a net debt to EBITDA ratio of less than 3.50:1.00 (the “EBITDA Ratio Covenant”), as measured on a rolling twelve month basis on June 30th and December 31st of each year. As of December 31, 2024, USSK met the EBITDA Ratio Covenant, and the USSK Credit Agreement was undrawn and fully available.

During the first quarter of 2023, USSK increased the size of its €20 million credit facility to €30 million (approximately $31 million) (the USSK Credit Facility). On September 13th, 2024, the Company amended the USSK Credit Facility to extend the term by three years, maturing in 2027. At December 31, 2024, USSK had no borrowings under the USSK Credit Facility, and the availability was approximately $15 million due to approximately $16 million of customs and other guarantees outstanding.

Debt Maturities – Aggregate maturities of debt are as follows (in millions):

2025	2026	2027	2028	2029	Later Years	Total
$99	$562	$130	$41	$1,216	$2,061	$4,109

18. Pensions and Other Benefits

U. S. Steel has defined contribution plans or multiemployer retirement benefits for more than 85 percent of its employees in the United States and non-contributory defined benefit pension plans covering the remaining employees. Benefits under the defined benefit pension plans are based upon years of service and final average pensionable earnings, with a minimum benefit based upon years of service. In addition, pension benefits for most non-represented employees under these plans are based upon a percent of total career pensionable earnings. Effective December 31, 2015, non-represented participants in the defined benefit plan no longer accrue additional benefits under the plan. For most non-represented employees without defined benefit coverage (the defined benefit pension plan was closed to new participants in 2003) and those for which the defined benefit plan was frozen, the Company also provides in the defined contribution plans (401(k) plans) a retirement account benefit based on salary and attained age. Most non-represented employees also participate in the 401(k) plans whereby the Company matches a certain percentage of salary based on the amount contributed by the participant. As of December 31, 2024, approximately 80 percent of U. S. Steel’s represented employees in the United States are covered by the SPT, a multiemployer pension plan, to which U. S. Steel contributes on the basis of a fixed dollar amount for each hour worked.

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

In addition, as part of the collective bargaining process, U. S. Steel and the USW agreed to leverage the overfunded OPEB plans to support the benefits provided to active represented employees. Beginning January 1, 2023, this agreement allows the Company to use a certain amount of surplus VEBA assets (the surplus amount) to pay for legally permissible benefits under Section 501(c)(9) of the Internal Revenue Code for active employees and retirees of the USW. The surplus amount represented a one-time transfer of VEBA assets to a subaccount to be used for these employees and retirees, which took place in the first quarter of 2023. The surplus amount of $595 million was determined as of December 31, 2022, (after merger of the UPI VEBA) and is the balance of VEBA assets in excess of 135% of the retiree obligation. The Company is permitted to withdraw a target of $75 million annually, with a guaranteed annual minimum of $50 million, and which may be in excess of $75 million in certain circumstances, on a quarterly pro rata basis, from the subaccount to cover the cost of the permissible benefits for active USW employees and USW retirees. As a result of its designation for this purpose, the surplus amount is presented as $75 million in Other current assets and $430 million in Other noncurrent assets on the Consolidated Balance Sheet as of December 31, 2024. Pursuant to the agreement with the USW, the Company merged the United States Steel Corporation Plan for Active Employee Insurance Benefits with and into the United States Steel Corporation Plan for Retiree Insurance Benefits effective January 1, 2023. Upon the one-time transfer from the VEBA to the subaccount, the surplus assets were no longer accounted for under ASC 715, Compensation-Retirement Benefits, and are instead accounted for primarily under the provisions of ASC 825 Financial Instruments, resulting in the portfolio being accounted for on a fair value basis, with gains and losses recognized in earnings, and reported as activity in Other financial costs (benefits) on the Company’s Consolidated Statements of Operations.

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

	Pension Benefits		Other Benefits
(In millions)	2024	2023	2024	2023
Change in benefit obligations
Benefit obligations at January 1	$4,071	$4,186	$1,119	$1,236
Service cost	29	33	4	6
Interest cost	212	220	60	67
Actuarial losses (gains)	(118)	24	(18)	(77)
Exchange rate gain	(1)	(1)	—	—
Settlements, curtailments and termination benefits	—	12	—	—
Benefits paid	(411)	(403)	(103)	(113)
Benefit obligations at December 31	$3,782	$4,071	$1,062	$1,119
Change in plan assets
Fair value of plan at January 1	$4,174	$4,170	$1,172	$1,151
Actual return on plan assets	148	406	18	98
Asset reversion	—	—	(10)	(2)
Benefits paid from plan assets	(410)	(402)	(71)	(75)
Fair value of plan assets at December 31	$3,912	$4,174	$1,109	$1,172
Funded status of plans at December 31	130	103	47	53

For pension benefits, the largest contributor to the actuarial gain in 2024 was the increase in the discount rate from 5.49% at December 31, 2023, to 5.90% at December 31, 2024. In 2023, the largest contributor of actuarial loss was the decrease in the discount rate from 5.55% at December 31, 2022, to 5.49% at December 31, 2023.

For Other Benefits, the largest contributor to the actuarial gain in 2024 was the increase in the discount rate from 5.58% at December 31, 2023, to 5.90% at December 31, 2024. In 2023, the largest contributor to the actuarial gain was attributable to reductions in future health care costs.

Amounts recognized in accumulated other comprehensive loss:

		2024
(In millions)	12/31/2023	Amortization	Activity	12/31/2024
Pensions
Prior Service Cost	$113	$(17)	$—	$96
Actuarial Losses	1,409	(43)	31	1,397
Other Benefits
Prior Service Credit	(18)	27	—	9
Actuarial Gains	(664)	65	38	(561)

As of December 31, 2024, and 2023, the following amounts were recognized in the Consolidated Balance Sheets:

	Pension Benefits		Other Benefits
(In millions)	2024	2023	2024	2023
Noncurrent assets	$154	$131	$51	$57
Current liabilities	(2)	(2)	(1)	(1)
Noncurrent liabilities	(22)	(26)	(3)	(3)
Accumulated other comprehensive loss (a)	1,493	1,522	(552)	(682)
Net amount recognized	$1,623	$1,625	$(505)	$(629)
(a)    Accumulated other comprehensive loss effects associated with accounting for pensions and other benefits in accordance with ASC Topic 715 at December 31, 2024, and December 31, 2023, respectively, are reflected net of tax of $626 million and $602 million respectively, on the Consolidated Statements of Stockholders’ Equity.

The Accumulated Benefit Obligation (ABO) for all defined benefit pension plans was $3,679 million and $3,956 million at December 31, 2024, and 2023, respectively.

	December 31,
(In millions)	2024	2023
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligations (ABO)	$(18)	$(21)
Aggregate projected benefit obligations (PBO)	(24)	(28)
Aggregate fair value of plan assets	—	—

The aggregate PBO in excess of plan assets reflected above is included in the payroll and benefits payable and employee benefits lines on the Consolidated Balance Sheets.

Following are the details of net periodic benefit costs (credits) related to Pension and Other Benefits:

	Pension Benefits			Other Benefits
(In millions)	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost (credits):
Service cost	$29	$33	$45	$4	$6	$9
Interest cost	212	220	157	60	67	49
Expected return on plan assets	(298)	(328)	(357)	(74)	(61)	(91)
Amortization - prior service costs (credits)	17	17	2	(27)	(23)	(24)
- actuarial losses (gains)	43	13	73	(65)	(72)	(53)
Net periodic benefit cost (credits), excluding below	3	(45)	(80)	(102)	(83)	(110)
Multiemployer plans (a)	79	83	74	—	—	—
Settlement, termination and curtailment losses	—	13	12	—	—	2
Net periodic benefit cost (credits)	$82	$51	$6	$(102)	$(83)	$(108)
(a)    Primarily represents pension expense for the SPT covering USW employees hired from National Steel Corporation and new USW employees hired after May 21, 2003.

Net periodic benefit expense (credits) for pensions and Other Benefits is projected to be approximately $139 million and approximately $(44) million, respectively, in 2025. The pension cost projection includes approximately $79 million of contributions to the SPT.

Weighted average assumptions used to determine the benefit obligation at December 31 and net periodic benefit cost for the year ended December 31 are detailed below.

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
	U.S. and Europe	U.S. and Europe	U.S.	U.S.
Actuarial assumptions used to determine benefit obligations at December 31:
Discount rate	5.90%	5.49%	5.90%	5.58%
Increase in compensation rate	3.15%	3.15%	N/A	N/A

	Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022
	U.S. and Europe	U.S. and Europe	U.S. and Europe	U.S.	U.S.	U.S.
Actuarial assumptions used to determine net periodic benefit cost for the year ended December 31:
Discount rate	5.49%	5.55%	3.01%	5.58%	5.66%	3.11%
Expected annual return on plan assets	6.90%	6.90%	6.82%	6.00%	4.50%	4.50%
Increase in compensation rate	3.15%	3.15%	2.60%	N/A	N/A	N/A

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

	2024	2023
Assumed health care cost trend rates at December 31:	U.S.	U.S.
Health care cost trend rate assumed for next year	5.80%	5.90%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2038	2038

U. S. Steel reviews its actual historical rate experience and expectations of future health care cost trends to determine the escalation of per capita health care costs under U. S. Steel’s benefit plans. About 85 percent of our costs for the domestic USW participants’ retiree health benefits in the Company’s main domestic benefit plan are limited to a per capita dollar maximum calculation based on 2006 base year actual costs incurred under the main U. S. Steel benefit plan for USW participants (cost cap). The full effect of the cost cap is expected to be realized around 2031. After 2031, the Company’s costs for a majority of USW retirees and their dependents are expected to remain fixed and as a result, the cost impact of health care escalation for the Company is projected to be limited for this group.

Plan Assets

ASC Topic 820 establishes a single definition of fair value, creates a three-tier hierarchy as a framework for measuring fair value based on inputs used to value the Plan’s investments, and requires additional disclosure about fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). The three levels of the fair value hierarchy are summarized below:

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

An instrument’s level is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2024, and 2023.

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

The fair value of U. S. Steel’s pension plan assets by asset category at December 31 was as follows (in millions):

	2024					2023
	Level 1	Level 2	Level 3	measured at NAV (a)	Total	Level 1	Level 2	Level 3	measured at NAV (a)	Total
Asset Category
Equity
U. S. companies	$295	$—	$—	$—	$295	$332	$—	$—	$—	$332
International companies	419	—	—	—	419	433	—	—	—	433
Derivative financial instruments	38	—	—	—	38	—	7	—	—	7
Total equity	752	—	—	—	752	765	7	—	—	772
Fixed Income
Corporate Bonds - U.S.	—	706	—	—	706	—	654	—	—	654
Corporate Bonds - Non-U.S.	—	116	—	—	116	—	129	—	—	129
U.S. government and agencies	—	178	—	—	178	—	197	—	—	197
Non-U.S. government	—	66	—	—	66	—	43	—	—	43
Mortgage and asset-backed securities	—	6	—	—	6	—	9	—	—	9
Derivative financial instruments	2	2	—	—	4	—	6	—	—	6
Total fixed income	2	1,074	—	—	1,076	—	1,038	—	—	1,038
Alternatives
Timberlands	—	—	—	1	1	—	—	—	21	21
Mineral Interests and other alternatives	—	—	—	348	348	—	—	—	239	239
Private equity	—	—		210	210	—	—	—	235	235
Real estate	—	—	—	251	251	—	—	—	245	245
Total alternatives	—	—	—	810	810	—	—	—	740	740
Commingled Funds	—	—	—	1,154	1,154	—	—	—	1,499	1,499
Short-Term Investments	55	36	—	—	91	106	5	—	—	111
Other (b)	29	—	—	—	29	14	—	—	—	14
Total assets at fair value	$838	$1,110	$—	$1,964	$3,912	$885	$1,050	$—	$2,239	$4,174
(a)In accordance with ASC Topic 820, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
(b)Includes cash, accrued income, and miscellaneous payables.

The following table sets forth a summary of changes in the fair value of U. S. Steel’s Pension plan Level 3 assets for the years ended December 31, 2024, and 2023:

	Level 3 assets only
(In millions)	2024	2023
Balance at beginning of period	$—	$89
Transfers in and/or out of Level 3	—	(89)
Actual return on plan assets:
Realized gain	—	—
Net unrealized gain	—	—
Purchases, sales, issuances and settlements:
Purchases	—	—
Sales	—	—
Balance at end of period	$—	$—

The fair value of U. S. Steel’s Other Benefits plan assets by asset category at December 31 was as follows (in millions):

	2024					2023
	Level 1	Level 2	Level 3	measured at NAV (a)	Total	Level 1	Level 2	Level 3	measured at NAV (a)	Total
Asset Category
Equity
U. S. companies	$64	$—	$—	$—	$64	$65	$—	$—	$—	$65
International companies	24	—	—	—	24	31	—	—	—	31
Total equity	88	—	—	—	88	96	—	—	—	96
Fixed Income
Corporate Bonds - U.S.	—	435	—	—	435	—	476	—	—	476
Corporate Bonds - Non-U.S.	—	78	—	—	78	—	108	—	—	108
U.S. government and agencies	—	89	—	—	89	—	105	—	—	105
Non-U.S. government	—	15	—	—	15	—	14	—	—	14
Mortgage and asset-backed securities	—	11	—	—	11	—	11	—	—	11
Total fixed income	—	628	—	—	628	—	714	—	—	714
Alternatives
Timberlands	—	—	—	—	—	—	—	—	3	3
Other alternatives	—	—	29	70	99	—	—	—	41	41
Private equity	—	—	—	50	50	—	—	—	54	54
Real estate	—	—	—	20	20	—	—	—	30	30
Total alternatives	—	—	29	140	169	—	—	—	128	128
Commingled Funds	—	—	—	177	177	—	—	—	190	190
Short-Term Investments	19	10	—	—	29	13	1	—	—	14
Other (b)	18	—	—	—	18	30	—	—	—	30
Total assets at fair value	$125	$638	$29	$317	$1,109	$139	$715	$—	$318	$1,172
(a)In accordance with ASC Topic 820, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
(b)Includes cash, accrued income, and miscellaneous payables.

The following table sets forth a summary of changes in the fair value of U. S. Steel’s Other Benefits plan Level 3 assets for the years ended December 31, 2024, and 2023:

	Level 3 assets only
(In millions)	2024	2023
Balance at beginning of period	$—	$47
Transfers in and/or out of Level 3	—	(47)
Actual return on plan assets:
Realized gain	—	—
Net unrealized loss	—	—
Purchases, sales, issuances and settlements:
Purchases	29	—
Sales	—	—
Balance at end of period	$29	$—

U. S. Steel’s investment strategy for its U.S. pension and Other Benefits plan assets provides for a diversified mix of high quality bonds, public equities and selected smaller investments in private equities and private credit. For its U.S. pension, U. S. Steel has a target allocation for plan assets of 68 percent in corporate bonds, government bonds and mortgage, private credit, and asset-backed securities. The balance is invested in equity securities, timber, private equity and real estate partnerships. U. S. Steel believes that returns on equities over the long term will be higher than returns from fixed-income securities as actual historical returns from U. S. Steel’s trusts have shown. Returns on bonds tend to offset some of the short-term volatility of stocks. Both equity and fixed-income investments are made across a broad range of industries and companies (both domestic and foreign) to provide protection against the impact of volatility in any single industry as well as company specific developments. U. S. Steel will use a 6.90 percent assumed rate of return on assets for the development of net periodic cost for the main defined benefit pension plan in 2025. Actual returns since the inception of the plan have exceeded this 6.90 percent rate and while recent annual returns have been volatile, it is U. S. Steel’s expectation that rates will achieve this level in future periods.

For its Other Benefits plan, U. S. Steel is employing a liability driven investment strategy. The plan assets are allocated to match the plan cash flows with maturing investments. To achieve this strategy, U. S. Steel has a target allocation for plan assets of 78 percent in fixed income and private credit. The balance is primarily invested in equity securities, private equity and real estate partnerships. U. S. Steel will use a 6.00 percent assumed rate of return on assets for the development of net periodic cost for its Other Benefit plans for 2025.

Steelworkers Pension Trust

For most bargaining unit employees participating in the SPT, U. S. Steel contributed to the SPT a fixed dollar amount for each hour worked of $4.00 through December 31, 2024. SPT contributions increased from $3.50 to $4.00 per hour effective January 1, 2023. U. S. Steel’s contributions to the SPT represented greater than 30% of the total combined contributions of all employers participating in the plan for the years ended December 31, 2024, 2023, and 2022.

Participation in a multiemployer pension plan agreed to under the terms of a collective bargaining agreement differ from a traditional qualified single employer defined benefit pension plan. The SPT shares risks associated with the plan in the following respects:

a. Contributions to the SPT by U. S. Steel may be used to provide benefits to employees of other participating employers;

b. If a participating employer stops contributing to the SPT, the unfunded obligations of the plan may be borne by the remaining participating employers; and

c. If U. S. Steel chooses to stop participating in the SPT, U. S. Steel may be required to pay an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

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

U. S. Steel’s participation in the SPT for the annual periods ended December 31, 2024, 2023, and 2022 is outlined in the table below.

	Employer Identification Number/ Pension Plan Number	Pension Protection Act Zone Status as of December 31 (a)		FIP/RP Status Pending/Implemented(b)	U. S. Steel Contributions (in millions)			Surcharge Imposed(c)		Expiration Date of Collective Bargaining Agreement
Pension Fund		2024	2023		2024	2023	2022	2024	2023
Steelworkers Pension Trust	23-6648508/499	Green	Green	No	$83	$82	$74	No	No	September 1, 2026
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

Employer Contributions – U. S. Steel did not make any voluntary or mandatory contributions to the U. S. Steel Retirement Plan Trust in 2024 or 2023. The U. S. Steel Retirement Plan Trust is the funding vehicle for the Company’s main defined benefit pension plan.

For pension plans not funded by trusts, U. S. Steel made $1 million, $3 million, and $2 million of pension payments in 2024, 2023, and 2022, respectively.

Cash payments totaling $32 million, $40 million, and $32 million were made for other post-employment benefit payments not funded by trusts in 2024, 2023, and 2022, respectively. In 2024, 2023, and 2022, U. S. Steel continued to use assets from our VEBA trust for represented retiree health care and life insurance benefits to pay USW post-employment benefit claims.

Estimated Future Benefit Payments – The following benefit payments, which reflect expected future service as appropriate, are expected to be paid from U. S. Steel’s defined benefit plans:

(In millions)	Pension Benefits	Other Benefits
2025	$1,043	$102
2026	1,043	109
2027	1,154	111
2028	1,182	114
2029	1,451	117
Years 2030 - 2034	9,904	437

Defined contribution plans
U. S. Steel also contributes to two defined contribution plans for its salaried employees. Most non-represented salaried employees in North America receive pension benefits in the form of a separate retirement account through a defined contribution plan with contribution percentages based upon age, for which company contributions totaled $19 million, $21 million, and $21 million in 2024, 2023, and 2022, respectively. U. S. Steel’s matching contributions to the salaried employees’ defined contribution plans, which for most non-represented salaried employees are 100 percent of the employees’ contributions up to six percent of their eligible salary, totaled $20 million, $20 million, and $19 million in 2024, 2023, and 2022, respectively. U. S. Steel also maintains non-qualified defined contribution plans to provide benefits which are otherwise limited by the terms of the qualified plan or the Internal Revenue Code. U. S. Steel’s contributions under these defined contribution plans were less than $1 million in 2024, $2 million in 2023, and less than $1 million in 2022.

Most represented employees are eligible to participate in a defined contribution plan where there is no company match on savings or separate retirement account except for certain Tubular hourly employees. Effective with the 2015 Labor Agreement, represented employees hired on or after January 1, 2016, are eligible for a $0.50 per hour savings account contribution. As a result of the 2018 Labor Agreements, the retiree healthcare account contribution for each hour worked increased to $0.55 effective January 1, 2019, $0.60 effective January 1, 2020, and $0.65 effective January 1, 2021. As a result of the 2022 Labor Agreements, the retiree healthcare account contribution for each hour worked increased to $0.75 effective January 1, 2023. These Company contributions for represented employees totaled $7 million, $7 million, and $5 million in 2024, 2023, and 2022, respectively.

Other post-employment benefits
The Company provides benefits to former or inactive employees after employment but before retirement. Certain benefits including workers’ compensation and black lung benefits represent material obligations to the Company and under the guidance for nonretirement post-employment benefits, have historically been treated as accrued benefit obligations. Liabilities for these benefits recorded at December 31, 2024, totaled $81 million as compared to $91 million at December 31, 2023. Liability amounts were developed assuming a discount rate of 5.76% and 5.66% at December 31, 2024, and 2023. Net periodic benefit cost for these benefits is projected to be $15 million in 2025 compared to $9 million in 2024 and $24 million in 2023.

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

19. Asset Retirement Obligations

U. S. Steel’s asset retirement obligations (AROs) primarily relate to mine, landfill closure and post-closure costs. The following table reflects changes in the carrying values of AROs for the years ended December 31, 2024, and 2023:

	December 31,
(In millions)	2024	2023
Balance at beginning of year	$79	$66
Additional obligations incurred	—	12
Obligations settled	(4)	(1)
Change in estimate of obligations	(1)	—
Foreign currency translation effects	(1)	—
Accretion expense	4	2
Balance at end of period	$77	$79

Certain AROs related to disposal costs of the majority of fixed assets at our integrated steel facilities have not been recorded because they have an indeterminate settlement date. These AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

20. Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, current accounts and notes receivable, accounts payable and accrued interest included in the Consolidated Balance Sheets approximate fair value. See Note 16 for disclosure of U. S. Steel’s derivative instruments, which are accounted for at fair value on a recurring basis.

Stelco Option for Minntac Mine Interest
On April 30, 2020, the Company entered into an Option Agreement with Stelco, a subsidiary of Cleveland-Cliffs Inc., that grants Stelco the option to purchase a 25 percent interest (the Option Interest) in a to-be-formed entity (the Joint Venture) that will own the Company’s current iron ore mine located in Mt. Iron, Minnesota (the Minntac Mine). As consideration for the option, Stelco paid the Company an aggregate amount of $100 million in five $20 million installments during the year ended December 31, 2020, which are recorded net of transaction costs in the Consolidated Balance Sheet. The option can be exercised any time before January 31, 2027, and in the event Stelco exercises the option, Stelco will contribute an additional $500 million to the Joint Venture, which amount shall be remitted solely to U. S. Steel in the form of a one-time special distribution, and the parties will engage in good faith negotiations to finalize the master agreement (pursuant to which Stelco will acquire the Option Interest) and the limited liability company agreement of the Joint Venture.

Surplus VEBA assets
During the fourth quarter 2022, U. S. Steel and the USW agreed to utilize the overfunded OPEB plans to support the benefits provided to active represented employees. Beginning January 1, 2023, this agreement allows the Company to use a certain amount of surplus VEBA assets (the surplus amount) to pay for legally permissible benefits under Section 501(c)(9) of the Internal Revenue Code for active employees and retirees of the USW. The surplus amount of $595 million was determined as of December 31, 2022, and was the balance of VEBA assets in excess of 135% of the retiree obligation at that time. On January 1, 2023, a subaccount was created and consisted of a pro-rata share of the existing trust. On February 1, 2023, using January 31, 2023 asset values, a new investment strategy was implemented and comprised of existing investments from the VEBA trust and cash. On February 1, 2023, certain assets were transferred from the VEBA to the subaccount. The Company is permitted to withdraw a target of $75 million annually, with a guaranteed annual minimum of $50 million, on a quarterly pro rata basis, from the subaccount to cover the cost of the permissible benefits for active USW employees and USW retirees. If after the annual withdrawal of $75 million, the subaccount value decreases by less than $40 million annually (defined as the “Threshold Surplus”), the Company may withdraw the excess above the Threshold Surplus. Based on the value of the subaccount as of December 31, 2023, approximately $15 million was withdrawn from the subaccount in January 2024 to pay for permissible benefits. The surplus VEBA assets subaccount portfolio consists of fixed income securities including corporate bonds, U.S. government bonds, and U.S. Treasury notes, in addition to alternatives including investments in private credit partnerships and real estate funds. A portion of the corporate bonds are classified as available-for-sale debt securities, with unrealized gains and losses reported in Accumulated other comprehensive (loss) income. Upon sale, realized gains and losses are reported in earnings. All other investments in the subaccount are financial instruments measured at fair value or net asset value, with gains and losses recognized through net earnings and are reported as Net gain from investments related to active employee benefits on the Company’s Consolidated Statements of Operations

As of December 31, 2024, the fair value of the surplus VEBA assets subaccount portfolio was $505 million, with $75 million in Other current assets and $430 million in Other noncurrent assets on the Consolidated Balance Sheet.

As of December 31, 2023, the fair value of the surplus VEBA assets subaccount portfolio was $570 million, with $89 million in Other current assets and $481 million in Other noncurrent assets on the Consolidated Balance Sheet.

The value of corporate bonds classified as available-for-sale debt securities was $131 million and $208 million as of December 31, 2024, and 2023, respectively. A total pretax net gain related to available-for-sale securities of $7 million was included in Accumulated other comprehensive (loss) income as of both December 31, 2024, and 2023.

During 2024, pretax net gains of $25 million were recognized in Net gain from investments related to active employee benefits. During 2024, immaterial pretax net gains were recognized in Accumulated other comprehensive (loss) income.

During 2023, pretax net gains of $43 million and $7 million were recognized in Net gain from investments related to active employee benefits and in Accumulated other comprehensive (loss) income, respectively.

The fair value of the subaccount portfolio by asset category as of December 31, 2024 and 2023 was as follows (in millions):

	December 31, 2024					December 31, 2023
	Level 1	Level 2	Level 3	measured at NAV (a)	Total	Level 1	Level 2	Level 3	measured at NAV (a)	Total
Asset Category
Fixed Income
Corporate bonds - U.S.	—	129	—	—	129	—	191	—	—	191
Corporate bonds - Non-U.S.	—	46	—	—	46	—	56	—	—	56
U.S. government bonds	—	43	—	—	43	—	86	—	—	86
Mortgage and asset-backed securities	—	14	—	—	14	—	12	—	—	12
Total fixed income	$—	$232	$—	$—	$232	$—	$345	$—	$—	$345
Alternatives
Private credit partnerships	—	—	29	157	186	—	—	58	64	122
Other alternatives	—	—	—	19	19	—	—	—	18	18
Total alternatives	$—	$—	$29	$176	$205	$—	$—	$58	$82	$140
Commingled Funds	—	—	—	5	5	—	—	—	61	61
Other (b)	63	—	—	—	63	25	—	(1)	—	24
Total assets at fair value	$63	$232	$29	$181	$505	$25	$345	$57	$143	$570
(a) In accordance with ASC Topic 820, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
(b) Includes cash, accrued income, and miscellaneous payables.

The following table summarizes U. S. Steel’s financial assets and liabilities that were not carried at fair value at December 31, 2024, and 2023.

	December 31, 2024		December 31, 2023
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$4,243	$3,822	$4,797	$3,899
(a)Excludes finance lease obligations.

The fair value of long-term debt was determined using Level 2 inputs which were derived from quoted market prices.

Fair value of the financial assets and liabilities disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.
Financial guarantees are U. S. Steel’s only unrecognized financial instrument. For details relating to financial guarantees see Note 26.

21. Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions)	Pension and Other Benefit Items	Foreign Currency Items	Unrealized (Loss) Gain on Derivatives	Active Employee Benefit Investments	Total
Balance at December 31, 2022	$(322)	$280	$(43)	$—	$(85)
Other comprehensive income (loss) before reclassifications	131	54	(77)	6	114
Amounts reclassified from AOCI (a)	(50)	—	68	(1)	17
Net current-period other comprehensive income (loss)	81	54	(9)	5	131
Balance at December 31, 2023	$(241)	$334	$(52)	$5	$46
Other comprehensive (loss) income before reclassifications	(52)	(70)	72	3	(47)
Amounts reclassified from AOCI (a)	(25)	—	8	(3)	(20)
Net current-period other comprehensive (loss) income	(77)	(70)	80	—	(67)
Balance at December 31, 2024	$(318)	$264	$28	$5	$(21)
(a)See table below for further details.

Details about AOCI components (a)	Amount reclassified from AOCI
(In millions)	2024	2023	2022
Amortization of pension and other benefit items
Prior service credits (a)	$(10)	$(6)	$(23)
Actuarial (gains) losses (a)	(22)	(60)	20
Settlements, termination and curtailment losses (gains) (a)	—	1	(3)
Total pensions and other benefits items	(32)	(65)	(6)
Derivative reclassifications to Consolidated Statements of Operations	12	143	(133)
Active employee benefit investment reclassifications to Consolidated Statements of Operations	(4)	(1)	—
Total before tax	(24)	77	(139)
Tax provision (benefit)	4	(60)	32
Net of tax	$(20)	$17	$(107)
(a)These AOCI components are included in the computation of net periodic benefit cost (see Note 18 for additional details).

22. Supplemental Cash Flow Information

	Year Ended December 31,
(In millions)	2024	2023	2022
Net cash used in operating activities included:
Interest and other financial costs paid (net of amount capitalized)	$(35)	$(68)	$(161)
Income taxes paid	$(53)	$(86)	$(242)
Non-cash investing and financing activities:
Change in accrued capital expenditures	$(109)	$(2)	$351
U. S. Steel common stock issued for employee/non-employee director stock plans	$45	$45	$46
Capital expenditures funded by finance lease borrowings	$78	$90	$52
Export Credit Agreement (ECA) financing	$—	$5	$—

In January 2025, the Company received a refund of approximately $44 million for the 2023 federal income tax return, which included approximately $1 million of interest.

23. Transactions with Related Parties

Related party sales and service transactions are primarily related to equity investees and were $2,505 million, $2,015 million, and $1,942 million in 2024, 2023, and 2022, respectively.

Accounts payable to related parties include balances due to PRO-TEC Coating Company (PRO-TEC) of $144 million and $137 million at December 31, 2024, and 2023, respectively for invoicing and receivables collection services provided by U. S. Steel on PRO-TEC’s behalf. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $2 million for both the period ending December 31, 2024 and the period ending December 31, 2023.
Purchases from related parties for outside processing services provided by equity investees amounted to $19 million, $26 million, and $27 million during 2024, 2023, and 2022, respectively. Purchases of iron ore pellets from related parties amounted to $87 million, $157 million, and $131 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Wheeling-Nippon Steel, Inc., (“WNS”) a wholly owned subsidiary of NSC (party to the Merger Agreement described above), currently is a customer of the Company. Net sales to related parties pertaining to business with WNS amounted to $322 million for the year ended December 31, 2024. Receivables from related parties as of December 31, 2024 include $6 million due from WNS.

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
The following table summarizes the lease amounts included in our Consolidated Balance Sheets as of December 31, 2024 and 2023.

(In millions)	Balance Sheet Location	December 31, 2024	December 31, 2023
Assets
Operating	Operating lease assets (a)	$72	$109
Finance	Property, plant and equipment (b)	198	176
Total Lease Assets		$270	$285

Liabilities
Current
Operating	Current operating lease liabilities	$35	$44
Finance	Current portion of long-term debt	58	43
Non-Current
Operating	Noncurrent operating lease liabilities	44	73
Finance	Long-term debt less unamortized discount and issue costs	151	137
Total Lease Liabilities		$288	$297
(a) Operating lease assets are recorded net of accumulated amortization of $129 million and $138 million as of December 31, 2024, and December 31, 2023, respectively.
(b) Finance lease assets are recorded net of accumulated depreciation of $182 million and $126 million as of December 31, 2024, and December 31, 2023, respectively.

The following table summarizes lease costs included in our Consolidated Statements of Operations for the years ended December 31, 2024, December 31, 2023, and December 31, 2022.

(In millions)	Classification	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating Lease Cost (a)	Cost of sales	$48	$54	$65
Operating Lease Cost	Selling, general and administrative expenses	14	15	14
Finance Lease Cost
Amortization	Depreciation, depletion and amortization	56	42	26
Interest	Interest expense	14	11	9
Total Lease Cost		$132	$122	$114
(a) Operating lease cost recorded in cost of sales includes $13 million of variable lease cost for the year ended December 31, 2024. Operating lease cost recorded in cost of sales includes $12 million of variable lease cost for both the years ended December 31, 2023, and December 31, 2022. Operating lease cost recorded in selling, general and administrative expenses includes $1 million of variable lease cost for the years ended December 31, 2024, December 31, 2023, and December 31, 2022. $1 million of short-term lease cost is included in cost of sales and selling, general and administrative expenses for the years ended December 31, 2024, December 31, 2023, and December 31, 2022.

Lease liability maturities as of December 31, 2024, are shown below.

(In millions)	Operating	Finance	Total
2025	$39	$78	$117
2026	24	70	94
2027	15	50	65
2028	7	29	36
2029	1	7	8
After 2029	2	—	2
Total Lease Payments	$88	$234	$322
Less: Interest	9	25	34
Present value of lease liabilities	$79	$209	$288

Lease terms and discount rates are shown below.

December 31, 2024
Weighted average lease term
Finance	3 years
Operating	3 years

Weighted average discount rate
Finance	6.05%
Operating	7.14%

Supplemental cash flow information related to leases is as follows:

(In millions)	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47	$55	$66
Operating cash flows from finance leases	14	11	9
Financing cash flows from finance leases	49	34	20
Right-of-use assets exchanged for lease liabilities:
Operating leases	4	14	20
Finance leases	78	90	52

25. Restructuring and Other Charges

During 2024, the Company recorded restructuring and other charges of $8 million, which related primarily to the idling of certain coke-making facilities. Cash payments related to previously accrued restructuring programs made during the year ended December 31, 2024 were approximately $89 million.

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

The activity in the accrued balances incurred in relation to restructuring during the years ended December 31, 2023, and December 31, 2024, were as follows:

(in millions)	Employee Related Costs	Exit Costs	Non-cash Charges	Total
Balance at December 31, 2022	$132	$50	$—	$182
Additional charges	25	11	—	$36
Release of prior accruals and other adjustments (a)	(2)	(1)	—	$(3)
Cash payments/utilization (b)	(45)	(30)	—	(75)
Balance at December 31, 2023	$110	$30	$—	$140
Additional charges	(3)	11	—	8
Cash payments/utilization (b)	(62)	(27)	—	(89)
Balance at December 31, 2024	$45	$14	$—	$59
(a) Includes releases of accruals to reflect the current estimate of costs to complete approved restructuring programs.
(b) $4 million and $10 million of payments were made from the pension fund trust assets in the Employee Related Cost column during the years ended December 31, 2023, and 2024, respectively.
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

Asbestos matters – As of December 31, 2024, U. S. Steel was a defendant in approximately 990 active cases involving approximately 2,575 plaintiffs. The vast majority of these cases involve multiple defendants. About 1,600, or approximately 62 percent, of these plaintiff claims are currently pending in jurisdictions which permit filings with massive numbers of plaintiffs. At December 31, 2023, U. S. Steel was a defendant in approximately 915 cases involving approximately 2,505 plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

The following table shows the number of asbestos claims in the current year and the prior two years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2022	2,505	230	235	2,510
December 31, 2023	2,510	235	230	2,505
December 31, 2024	2,505	240	310	2,575
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
Further, U. S. Steel does not believe that an accrual for unasserted claims is required. At any given reporting date, it is probable that there are unasserted claims that will be filed against the Company in the future. The Company engages an outside valuation consultant to assist in assessing its ability to estimate an accrual for unasserted claims. This assessment is based on the Company’s settlement experience, including recent claims trends. This analysis focuses on settlements made over the last several years as these claims are likely to best represent future claim characteristics. After review by the valuation consultant and U. S. Steel management, it was determined that the Company could not estimate an accrual for unasserted claims.
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

	Year Ended December 31,
(In millions)	2024	2023
Beginning of period	$107	$126
Accruals for environmental remediation deemed probable and reasonably estimable	18	15
Adjustments for changes in estimates	—	(11)
Obligations settled	(17)	(23)
End of period	$108	$107

Accrued liabilities for remediation activities are included in the following Consolidated Balance Sheet lines:

(In millions)	December 31, 2024	December 31, 2023
Accounts payable	$26	$27
Deferred credits and other noncurrent liabilities	82	80
Total	$108	$107

Expenses related to remediation are recorded in cost of sales and were $18 million and $13 million for the years ended December 31, 2024, and December 31, 2023, respectively. It is not currently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 30 to 50 percent.

Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, we categorize projects as follows:

(1) Projects with Ongoing Study and Scope Development – Projects which are still in the development phase. For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are three environmental remediation projects where additional costs for completion are not currently estimable, but could be material. These projects are at South Works, UPI and the former steelmaking plant at Joliet, Illinois. As of December 31, 2024, accrued liabilities for these projects totaled $7 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $33 million to $46 million.

(2) Significant Projects with Defined Scope – Projects with significant accrued liabilities with a defined scope. As of December 31, 2024, there are four significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $54 million. These projects are: Gary Resource Conservation and Recovery Act (RCRA) (accrued liability of $23 million), Duluth Works (accrued liability of $6 million), Fairfield Works (accrued liability of $8 million) and the former Geneva facility (accrued liability of $17 million).

(3)     Other Projects with a Defined Scope – Projects with relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are three other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at December 31, 2024, was $5 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.

The remaining environmental remediation projects each have an accrued liability of less than $1 million each. The total accrued liability for these projects at December 31, 2024, was approximately $4 million. The Company does not foresee material additional liabilities for any of these sites.

Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $27 million at December 31, 2024, and were based on known scopes of work.

Administrative and Legal Costs – As of December 31, 2024, U. S. Steel had an accrued liability of $11 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.

Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to comply with various regulations, laws, and other requirements relating to the environment. Such capital expenditures totaled $83 million and $70 million in 2024 and 2023, respectively. U. S. Steel anticipates making additional such expenditures in the future, which may be material; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
European Union (the EU) Environmental Requirements - Phase IV of the EU Emissions Trading System (the EU ETS) commenced on January 1, 2021, and will finish on December 31, 2030. The European Commission issued final approval of the updated 2021-2025 Slovak National Allocation table in February 2022. The Slovak Ministry of Environment allocated 6.2 million metric tons of European Union Emission Allowances (EUA) at no charge (free allowances or free allocation) to USSE in March 2024. As of December 31, 2024, we have pre-purchased approximately 2.22 million EUA totaling €161 million (approximately $167 million) via spot purchases or settled forwards to cover the 2024 shortfall of emission allowances and expected shortfall in subsequent years.
The EU’s Industrial Emissions Directive requires implementation of EU-determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to go beyond BAT requirements were €138 million (approximately $143 million). These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g., bank guarantee) to secure 50 percent of the EU funding received. USSK complied with these covenants as of December 31, 2024, and no additional collateral will be required by the end of June 30, 2025. By this next assessment date, we expect that nine of the total fifteen projects will pass the sustainability monitoring and will be excluded from further assessment to provide additional collateral if the covenants are not met. The last assessment of financial covenants will be performed as of June 30, 2026.

Environmental indemnifications – Throughout its history, U. S. Steel has sold numerous properties and businesses and many of these sales included indemnifications and cost sharing agreements related to the assets that were divested. The amount of potential environmental liability associated with these transactions and properties is not estimable due to the nature and extent of the unknown conditions related to the properties divested and deconsolidated. Aside from the environmental liabilities already recorded as a result of these transactions due to specific environmental remediation activities and cases (included in the $108 million of accrued liabilities for remediation discussed above), there are no other known probable and estimable environmental liabilities related to these transactions.
Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $7 million at December 31, 2024.
Other contingencies – Under certain finance lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $14 million at December 31, 2024). No liability has been recorded for these guarantees as the potential loss is not probable.
The Company’s BR2 facility in Osceola, Arkansas qualifies for financing and related economic incentives associated with the acquisition, development, construction and operation of the facility. These incentives consist of advance lump-sum payments which are included in deferred credits and other noncurrent liabilities on the Consolidated Balance Sheets. In March 2022, the Company received a lump-sum payment of approximately $82 million as proceeds from the sale of a portion of expected future tax credits to be earned by the Company under the State of Arkansas’s Recycling Tax Credit program. These funds are to be used primarily for the acquisition of project related equipment, however they may also be used for the training and development of new employees hired for the facility. The Company is contingently liable for certain repayment penalties if the Company fails to meet certain employment requirements in any given period. In April 2022, the Company received a $3 million grant from Mississippi County, Arkansas, and in May 2022, the Company received a $50 million grant from the State of Arkansas Quick Action Closing Fund. Both grants pertain to the reimbursement of qualifying project costs. For each of these incentives and grants, the balance of deferred income will be recognized into other gains, net in the accompanying Consolidated Statements of Operations on a systematic basis over the periods in which the Company earns the granted funds by complying with the investment and employment requirements of the grant programs.
In July 2024, the Company also received a lump-sum payment of approximately $75 million as proceeds from the sale of a portion of future tax credits to be earned by the Company under the State of Arkansas’s Recycling Tax Credit program for the Phase II portion of the Big River Steel facilities. The Company is contingently liable for certain repayment penalties if the Company fails to meet certain employment requirements, and as such a deferred liability was recognized for this grant and will be amortized into other gains, net in the statement of operations on a systematic basis over the periods in which the Company earns the granted funds by complying with the employment requirements of the grant program.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $192 million as of December 31, 2024, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by the Credit Facility Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $46 million and $40 million at December 31, 2024, and December 31, 2023, respectively.
Capital Commitments – At December 31, 2024, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $683 million.

Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

2025	2026	2027	2028	2029	Later years	Total
$1,260	$1,033	$253	$218	$167	$661	$3,592

The majority of U. S. Steel’s unconditional purchase obligations relate to the supply of industrial gases, and certain energy and utility services with terms ranging from 13 months to 19 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of December 31, 2024, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $26 million.

As a result of the indefinite idling of the iron and steel making processes at Granite City Works, there were $60 million and $86 million of liabilities for unconditional purchase obligations as of December 31, 2024, and December 31, 2023, respectively.

Total payments relating to unconditional purchase obligations were approximately $815 million in 2024, $787 million in 2023, and $850 million in 2022.

27. Common Stock Repurchased

On October 25, 2021, the Board of Directors authorized a share repurchase program that allowed for the repurchase of up to $300 million of its outstanding common stock from time to time in the open market or privately negotiated transactions. On January 24, 2022, the Board of Directors authorized an additional $500 million under the share repurchase program.
On July 25, 2022, following the completion of the previously authorized $800 million share repurchase programs, the Board of Directors authorized a share repurchase program that allows for the repurchase of up to $500 million of its outstanding common stock from time to time in the open market or privately negotiated transactions at the discretion of management. The Company’s share repurchase program does not obligate it to acquire any specific number of shares.
U. S. Steel repurchased 7.1 million and 37.6 million shares of common stock for approximately $175 million and $849 million under these programs during 2023 and 2022, respectively. We do not expect to utilize the remainder of this authorization. No share repurchases were completed during 2024 as the Merger Agreement prohibits us from engaging in additional share repurchases without the consent of Purchaser.

FIVE-YEAR OPERATING SUMMARY (Unaudited)

(Thousands of tons, unless otherwise noted)	2024	2023	2022	2021	2020
Raw Steel Production
Gary, IN	5,665	5,587	5,326	5,664	4,675
Great Lakes, MI	—	—	—	—	328
Mon Valley, PA	2,724	2,650	2,161	2,668	2,552
Granite City, IL	—	1,162	1,359	1,549	1,758
Total Flat-Rolled facilities	8,389	9,399	8,846	9,881	9,313
Mini Mill facility	2,838	2,953	2,650	2,688	—
U. S. Steel Košice	3,832	4,395	3,839	4,931	3,366
Tubular facility	575	568	634	464	16
Total	15,634	17,315	15,969	17,964	12,695
Raw Steel Capability
Flat-Rolled	13,200	13,200	13,200	13,200	17,000
Mini Mill (c)	6,300	3,300	3,300	3,300	—
USSE	5,000	5,000	5,000	5,000	5,000
Tubular (d)	900	900	900	900	900
Total	25,400	22,400	22,400	22,400	22,900
Production as % of total capability:
Flat-Rolled	63%	71%	67%	58%	55%
Mini Mill (c)	80%	89%	80%	81%	—%
USSE	77%	88%	77%	99%	67%
Tubular (d)	64%	63%	70%	52%	7%
Coke Production
Flat-Rolled	3,164	3,295	3,627	3,848	2,557
USSE	1,336	1,485	1,407	1,548	1,116
Total	4,500	4,780	5,034	5,396	3,673
Iron Ore Pellet Production (a)
Total	22,247	22,134	22,059	23,369	16,981
Steel Shipments by Segment (b)
Flat-Rolled	7,845	8,706	8,373	9,018	8,711
Mini Mill	2,307	2,424	2,287	2,230	—
USSE	3,578	3,899	3,759	4,302	3,041
Tubular	476	478	523	444	464
Total steel shipments	14,206	15,507	14,942	15,994	12,216
Average Realized Price (dollars per net ton)
Flat-Rolled	$1,013	$1,030	$1,261	$1,172	$718
Mini Mill	$857	$875	$1,134	$1,314	$—
USSE	$805	$873	$1,090	$966	$626
Tubular	$1,905	$3,137	$2,978	$1,696	$1,271
(a)Includes our share of production from Hibbing.
(b)Does not include intersegment shipments or shipments by joint ventures and other equity investees of U. S. Steel. Includes shipments from U. S. Steel to joint ventures and equity investees of substrate materials, primarily hot-rolled and cold-rolled sheets.
(c)The 2024 production as a % of total capability amount is based on Mini Mill’s aggregate annual raw steel production capability of 3.3 million tons through the third quarter of 2024 and 6.3 million tons during the fourth quarter of 2024.
(d)The Fairfield Electric Arc Furnace commenced operation in October 2020. The 2020 production as a % of total capability amount is based on an October 1, 2020, start date.

FIVE-YEAR OPERATING SUMMARY (Unaudited) (Continued)

(Thousands of net tons)	2024	2023	2022	2021	2020
Steel Shipments by Market - North American Facilities (a)
Steel service centers	1,980	2,622	2,208	2,660	1,450
Further conversion:
Trade customers	2,382	2,669	2,935	2,385	2,063
Joint ventures (b)	193	211	256	490	415
Transportation and automotive (b)	3,403	2,893	2,631	2,372	2,012
Construction and construction products	1,186	1,422	1,261	1,524	1,295
Containers and packaging	364	571	706	959	913
Appliances and electrical equipment	523	507	509	679	497
Oil, gas and petrochemicals	465	447	494	426	430
All other	132	266	183	197	100
Total	10,628	11,608	11,183	11,692	9,175
Steel Shipments by Market - USSE
Steel service centers	877	848	839	995	690
Further conversion:
Trade customers	245	293	289	314	202
Transportation and automotive	559	636	619	590	517
Construction and construction products	1,224	1,319	1,052	1,346	775
Containers and packaging	223	312	423	449	435
Appliances and electrical equipment	176	172	225	266	194
Oil, gas and petrochemicals	1	—	3	8	5
All other	273	319	309	334	223
Total	3,578	3,899	3,759	4,302	3,041
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

Management’s Report on Internal Control Over Financial Reporting

See “Item 8. Financial Statements and Supplementary Data – Management’s Report to Stockholders – Internal Control Over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm

See “Item 8. Financial Statements and Supplementary Data – Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fourth quarter of 2024 which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.
PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning the directors of U. S. Steel required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Election of Directors” in U. S. Steel’s Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, no later than 120 days after the end of the fiscal year. Information concerning the Audit Committee, and its financial expert required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Corporate Governance – Board Committees – Audit” in U. S. Steel’s Proxy Statement for the 2025 Annual Meeting of Stockholders. Information regarding the Nominating Committee required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Corporate Governance – Board Committees – Corporate Governance & Sustainability” in U. S. Steel’s Proxy Statement for the 2025 Annual Meeting of Stockholders. Information regarding the ability of stockholders to communicate with the Board of Directors is incorporated and made part hereof by reference to the material appearing under the heading “Corporate Governance – Commitment to Stockholder Engagement – Communications from Stockholders and Interested Parties” in U. S. Steel’s Proxy Statement for the 2025 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Delinquent Section 16(a) Reports” in U. S. Steel’s Proxy Statement for the 2025 Annual Meeting of Stockholders. Information concerning the executive officers of U. S. Steel is contained in Part I of this Form 10-K under the caption “Information about our Executive Officers.”

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

We intend to post all required disclosures concerning any amendments to or waivers from, our Code of Ethical Business Conduct on our website. U. S. Steel does not intend to incorporate the contents of our website into this Annual Report on Form 10-K.

U. S. Steel has an Insider Trading Policy governing the purchase, sale and other dispositions of its securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. The Insider Trading Policy is filed with this Form 10-K as Exhibit 19.

Item 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Director Compensation,” “Compensation & Organization Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Potential Payments Upon Termination or Change in Control” and “CEO Pay Ratio” in U. S. Steel’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(1) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(2) Weighted-average exercise price of outstanding options, warrants and rights	(3) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in Column (1) (b)
Equity compensation plans approved by security holders (a)	7,872,563	$28.60	4,084,130
Equity compensation plans not approved by security holders(c)	—	(one for one)	—
Total	7,872,563	—	4,084,130
(a)The numbers in columns (1) and (2) of this row contemplate all shares that could potentially be issued as a result of outstanding grants under the 2005 Stock Incentive Plan and the 2016 Omnibus Incentive Compensation Plan, as amended and restated as of December 31, 2024. (For more information, see Note 15 to the Consolidated Financial Statements). Column (1) includes (i) 751,863 shares of common stock that could be issued for the Common Stock Units outstanding under the Deferred Compensation Program for Non-Employee Directors and (ii) 3,770,904 shares that could be issued for the 1,885,452 performance awards outstanding under the Long-Term Incentive Compensation Program (a program under the 2016 Omnibus Incentive Compensation Plan, as amended and restated). The calculation in column (2) does not include the Common Stock Units since the weighted average exercise price for Common Stock Units is one for one; that is, one share of common stock will be given in exchange for each unit of such phantom stock accumulated through the date of the director’s retirement. Also, the calculation in column (2) does not include the performance awards since the shares issued for performance awards can range from zero for one to two for one; that is, performance awards may result in up to 3,770,904 of common stock being issued (two for one), or some lesser number of shares (including zero shares of common stock issued), depending upon the Corporation’s common stock performance versus that of a peer group of companies or the Corporation’s return on capital employed performance over a performance period.
(b)Represents shares available under the 2016 Omnibus Incentive Compensation Plan, as amended and restated.
(c)At December 31, 2024, U. S. Steel had no securities remaining for future issuance under equity compensation plans that had not been approved by security holders. Column (1) represents Common Stock Units that were issued pursuant to the Deferred Compensation Plan for Non-Employee Directors prior to its being amended to make it a program under the 2005 Stock Incentive Plan and 2016 Omnibus Incentive Compensation Plan, as amended and restated. The weighted average exercise price for Common Stock Units in column (2) is one for one; that is, one share of common stock will be given in exchange for each unit of phantom stock upon the director’s retirement from the Board of Directors. All future grants under this amended plan/program will count as shares issued under the 2016 Omnibus Incentive Compensation Plan, as amended and restated, a stockholder approved plan.

Other information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Stock Ownership of Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” in U. S. Steel’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated and made part hereof by reference to the material appearing under the headings “Corporate Governance – Related Person Transactions Policy” and “Corporate Governance – Director Independence” in U. S. Steel’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated and made part hereof by reference to the material appearing under the heading “Audit Fees” in U. S. Steel’s Proxy Statement for the 2025 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

A. Documents Filed as Part of the Report

1.    Financial Statements and Supplementary Data
Financial Statements filed as part of this report are included in “Item 8 – Financial Statements and Supplementary Data”.

2.    Financial Statement Schedules
See “Schedule II – Valuation and Qualifying Accounts and Reserves” for years ended December 31, 2024, 2023, and 2022. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

B. Exhibits

Exhibit No.

2.    Plan of acquisition, reorganization, arrangement, liquidation or succession

(a)	Agreement and Plan of Merger, dated as of December 18, 2023, by and among the Company, Parent, Merger Sub and NSC (solely as provided in Section 9.13 therein).**	Incorporated by reference to Exhibit 2.1 to United States Steel Corporation’s Form 8-K filed on December 18, 2023, Commission File Number 1-16811.

3.    Articles of Incorporation and By-Laws

(a)	Amended and Restated Certificate of Incorporation of United States Steel Corporation, dated April 25, 2017	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation’s Form 8-K filed on April 28, 2017, Commission File Number 1-16811.

(b)	Amended and Restated By-Laws of United States Steel Corporation, dated as of January 31, 2023.	Incorporated by reference to Exhibit 3.1 to United States Steel Corporation’s Form 8-K filed on February 2, 2023, Commission File Number 1-16811.
4.    Instruments Defining the Rights of Security Holders, Including Indentures

(a)	Indenture between United States Steel Corporation and The Bank of New York Mellon (f/k/a The Bank of New York), dated as of May 21, 2007.	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on May 22, 2007, Commission File Number 1-16811.

(b)	First Supplemental Indenture between United States Steel Corporation and The Bank of New York Mellon (f/k/a The Bank of New York), dated as of May 21, 2007.	Incorporated by reference to Exhibit 4.2 to United States Steel Corporation’s Form 8-K filed on May 22, 2007, Commission File Number 1-16811.

(c)	Tenth Supplemental Indenture between United States Steel Corporation and The Bank of New York Mellon, dated as of February 11, 2021.	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on February 11, 2021, Commission File Number 1-16811.

(d)	Indenture by and between United States Steel Corporation and The Bank of New York Mellon, dated as of October 21, 2019.	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on October 21, 2019, Commission File Number 1-16811.

(e)	Indenture among Big River Steel LLC, BRS Finance Corp., BRS Intermediate Holdings LLC, each Guarantor that may become party thereto and U.S. Bank National Association, dated as of September 18, 2020.	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 8-K filed on January 19, 2021, Commission File Number 1-16811.

(f)	Description of Securities.	Incorporated by reference to Exhibit 4.1 to United States Steel Corporation’s Form 10-K filed on February 14, 2020, Commission File Number 1-16811.

Certain long-term debt instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. U. S. Steel agrees to furnish to the Commission on request a copy of any instrument defining the rights of holders of long-term debt of U. S. Steel and of any subsidiary for which consolidated or unconsolidated financial statements are required to be filed.

10.    Material Contracts

(a)	Option Agreement by and between United States Steel Corporation and Stelco Inc., dated as of April 30, 2020.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on April 30, 2020, Commission File Number 1-16811.

(b)
Commitment Agreement by and among United States Steel Corporation, Banner Life Insurance Company, William Penn Life Insurance Company of New York and State Street Global Advisors Trust Company, dated November 8, 2021.**
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-K filed on February 11, 2022, Commission File Number 1-16811.

(c)
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

(d)
Amendment No. 1 to Sixth Amended and Restated Credit Agreement, dated as of December 19, 2022, among United States Steel Corporation, the Subsidiary Guarantors from time to time party thereto, the Lenders party thereto, the LC Issuing Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent.**
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-K filed on February 3, 2023, Commission File Number 1-16811.

(e)	Third Amended and Restated Borrower Security Agreement, dated as of May 27, 2022, between United States Steel Corporation and JPMorgan Chase Bank, N.A., as Collateral Agent.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on June 3, 2022, Commission File Number 1-16811.

(f)	Third Amended and Restated Subsidiary Security Agreement, dated as of May 27, 2022, between the Subsidiary Guarantors and JPMorgan Chase Bank, N.A., as Collateral Agent.	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 8-K filed on June 3, 2022, Commission File Number 1-16811.

(g)	Second Amended and Restated Borrower Canadian Security Agreement, dated as of May 27, 2022, between United States Steel Corporation and JPMorgan Chase Bank, N.A., as Collateral Agent.	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 8-K filed on June 3, 2022, Commission File Number 1-16811.

(h)	Agreement of Sale between United States Steel Corporation and The Industrial Development Board of the City of Hoover, dated as of October 1, 2019.	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 8-K filed on October 28, 2019, Commission File Number 1-16811.

(i)	Loan Agreement between United States Steel Corporation and the Allegheny County Industrial Development Authority, dated as of October 1, 2019.	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 8-K filed on October 28, 2019, Commission File Number 1-16811.

(j)
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

(l)
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
Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on November 24, 2020, Commission File Number 1-16811.

(m)	ABL Credit Agreement by and among Big River Steel LLC, BRS Intermediate Holdings LLC, Goldman Sachs Bank USA and each lender party thereto, dated as of August 23, 2017.**	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-K filed on February 11, 2022, Commission File Number 1-16811.

(n)	First Amendment to ABL Credit Agreement by and among Big River Steel LLC, BRS Intermediate Holdings LLC, Goldman Sachs Bank USA and each lender party thereto, dated as of September 10, 2020.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on January 19, 2021, Commission File Number 1-16811.

(o)	Second Amendment to ABL Credit Agreement by and among Big River Steel LLC, BRS Intermediate Holdings LLC, Goldman Sachs Bank USA and each lender party thereto, dated as of July 23, 2021.	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q filed on July 30, 2021, Commission File Number 1-16811.

(p)	Third Amendment to ABL Credit Agreement by and among Big River Steel LLC, BRS Intermediate Holdings LLC, Goldman Sachs Bank USA and each lender party thereto, dated as of December 19, 2022.**	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-K filed on February 3, 2023, Commission File Number 1-16811.

(q)
Fourth Amendment to ABL Credit Agreement by and among BRS Intermediate Holdings LLC, Big River Steel LLC, BRS Finance Corp. and Goldman Sachs Bank USA and each lender party thereto, dated as of June 16, 2023.
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on July 28, 2023, Commission File Number 1-16811.

(r)
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

(w)
EUR 300,000,000 Unsecured Sustainability Linked Revolving Credit Facility Agreement among U. S. Steel Košice, s.r.o., and ING Bank N.V., Komerèní banka, a.s., Slovenská sporiteľňa, a.s., UniCredit Bank Czech Republic and Slovakia , a.s., Československá Obchodná banka, a.s., and Citibank Europe plc, dated September 29, 2021.
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on October 1, 2021, Commission File Number 1-16811.

(x)	Supplemental Agreement No. 9 between U. S. Steel Košice, s.r.o. and ING Bank N.V., dated December 3, 2021.	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-K filed on February 11, 2022, Commission File Number 1-16811.

(y)
First Supplemental Agreement, dated December 15, 2022, between U. S. Steel Košice, s.r.o., and ING Bank N.V., as Facility Agent, relating to an up to EUR 300,000,000 credit agreement dated September 29, 2021.**
Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-K filed on February 3, 2023, Commission File Number 1-16811.

(z)	United States Steel Corporation 2005 Stock Incentive Plan, Amended and Restated Effective April 29, 2014.*	Incorporated by reference to Appendix A to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 14, 2014, Commission File Number 1-16811.

(aa)	Form of Stock Option Grant under the Long-Term Incentive Compensation Program, a program under the United States Steel Corporation 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10(x) to United States Steel Corporation’s Form 10-K filed on February 27, 2007, Commission File Number 1-16811.

(bb)	Form of Stock Option Grant Agreement under the Long-Term Incentive Compensation Program, a program under the United States Steel Corporation 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on April 26, 2011, Commission File Number 1-16811.

(cc)	Form of Non-Qualified Stock Option Grant Agreement under the Long-Term Incentive Compensation Program, a program under the United States Steel Corporation 2005 Stock Incentive Plan.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on April 29, 2015, Commission File Number 1-16811.

(dd)
Administrative Procedures for the Long-Term Incentive Compensation Program under the United States Steel Corporation 2005 Stock Incentive Plan, as Amended and Restated, and under the United States Steel Corporation Annual Incentive Compensation Plan, Effective February 22, 2016.*
Incorporated by reference to Exhibit 10(kk) to United States Steel Corporation’s Form 10-K filed on February 29, 2016, Commission File Number 1-16811.

(ee)	United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, a program under the 2005 Stock Incentive Plan, effective as of November 29, 2005.*	Incorporated by reference to Exhibit 10(d) to United States Steel Corporation’s Form 10-K filed on February 28, 2012, Commission File Number 1-16811.

(ff)	United States Steel Corporation 2010 Annual Incentive Compensation Plan, Effective April 27, 2010.*	Incorporated by reference to Appendix B to United States Steel Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 12, 2010, Commission File Number 1-16811.

(gg)
Administrative Procedures for the Executive Management Annual Incentive Compensation Program under the United States Steel Corporation 2010 Annual Incentive Compensation Plan, as amended November 1, 2016.*
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on November 2, 2016, Commission File Number 1-16811.

(hh)	United States Steel Corporation Supplemental Thrift Program, Amended and Restated Effective July 31, 2013.*	Incorporated by reference to Exhibit 10.7 to United States Steel Corporation’s Form 10-Q filed on October 29, 2013, Commission File Number 1-16811.

(ii)	United States Steel Corporation Supplemental Thrift Program, Amended and Restated Effective November 1, 2016.*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on November 2, 2016, Commission File Number 1-16811.

(jj)	United States Steel Corporation Supplemental Thrift Program, Amended and Restated Effective January 1, 2019.*	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q filed on May 3, 2019, Commission File Number 1-16811.

(kk)	United States Steel Corporation Non Tax-Qualified Retirement Account Program, Amended and Restated Effective November 13, 2013.	Incorporated by reference to Exhibit 10(dd) to United States Steel Corporation’s Form 10-K filed on February 25, 2014, Commission File Number 1-16811.

(ll)	United States Steel Corporation Non Tax-Qualified Retirement Account Program, Amended and Restated Effective January 1, 2016.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on November 2, 2016, Commission File Number 1-16811.

(mm)	United States Steel Corporation Non Tax-Qualified Retirement Account Program, Amended and Restated Effective January 1, 2019.*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on May 3, 2019, Commission File Number 1-16811.

(nn)	United States Steel Corporation Non Tax-Qualified Pension Plan, Amended and Restated Effective December 31, 2015.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on August 21, 2015, Commission File Number 1-16811.

(oo)	United States Steel Corporation Executive Management Supplemental Pension Program, Amended and Restated Effective December 31, 2015.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 8-K filed on August 21, 2015, Commission File Number 1-16811.

(pp)	United States Steel Corporation Supplemental Retirement Account Program, Amended and Restated Effective January 1, 2016.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on November 4, 2015, Commission File Number 1-16811.

(qq)	United States Steel Corporation Supplemental Retirement Account Program, Amended and Restated Effective January 1, 2019.*	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q filed on May 3, 2019, Commission File Number 1-16811.

(rr)	United States Steel Corporation Change in Control Severance Plan, Amended and Restated Effective July 28, 2020*.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on July 30, 2020, Commission File Number 1-16811.

(ss)	United States Steel Corporation Executive Severance Plan, Effective December 14, 2021.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on December 20, 2021, Commission File Number 1-16811.

(tt)	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Effective April 26, 2016.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on April 27, 2016, Commission File Number 1-16811.

(uu)	First Amendment to United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Effective February 28, 2017.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on April 26, 2017, Commission File Number 1-16811.

(vv)	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Amended and Restated Effective April 28, 2020*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 8-K filed on May 1, 2020, Commission File Number 1-16811.

(ww)	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Amended and Restated Effective April 27, 2021.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on April 30, 2021, Commission File Number 1-16811.

(xx)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan (Stock Option Grant).*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on July 27, 2016, Commission File Number 1-16811.

(yy)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (2021 Grants).*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on April 30, 2021, Commission File Number 1-16811.

(zz)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Cash Award Grant Agreement (2021 Grants).*	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q filed on April 30, 2021, Commission File Number 1-16811.

(aaa)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (2021 Grants).*	Incorporated by reference to Exhibit 10.6 to United States Steel Corporation’s Form 10-Q filed on April 30, 2021, Commission File Number 1-16811.

(bbb)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Retention Restricted Stock Unit Grant Agreement (2021 Grants).*	Incorporated by reference to Exhibit 10.7 to United States Steel Corporation’s Form 10-Q filed on April 30, 2021, Commission File Number 1-16811.

(ccc)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan TSR Performance Share Award Grant Agreement (2021 Grants).*	Incorporated by reference to Exhibit 10.8 to United States Steel Corporation’s Form 10-Q filed on April 30, 2021, Commission File Number 1-16811.

(ddd)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (2021 SVP Performance Awards)* **	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-K filed on February 11, 2022, Commission File Number 1-16811.

(eee)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (2021 CEO Performance Award)* **	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-K filed on February 11, 2022, Commission File Number 1-16811.

(fff)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Non-Qualified Stock Option Grant Agreement (2021 CEO PSO)* **	Incorporated by reference to Exhibit 10.6 to United States Steel Corporation’s Form 10-K filed on February 11, 2022, Commission File Number 1-16811.

(ggg)	Form of United States Steel Corporation 2016 Omnibus Incentive Plan Performance Share Award Grant Agreement (ROCE Grant)*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on April 29, 2022, Commission File Number 1-16811.

(hhh)	Form of United States Steel Corporation 2016 Omnibus Incentive Plan Performance Share Award Grant Agreement (TSR Grant)*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on April 29, 2022, Commission File Number 1-16811.

(iii)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (2023 ROCE Grants).*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on April 28, 2023, Commission File Number 1-16811.

(jjj)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (2023 TSR Grants).*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on April 28, 2023, Commission File Number 1-16811.

(kkk)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (2023 Annual Grants).*	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q filed on April 28, 2023, Commission File Number 1-16811.

(lll)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (2023 Retention Grants).*	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q filed on April 28, 2023, Commission File Number 1-16811.

(mmm)
Administrative Procedures for the Executive Management Annual Incentive Compensation Plan under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Effective February 28, 2023.*
Incorporated by reference to Exhibit 10.6 to United States Steel Corporation’s Form 10-Q filed on April 28, 2023, Commission File Number 1-16811.

(nnn)
United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, a program under the United States Steel Corporation 2016 Omnibus Incentive Plan, effective as of July 26, 2016, as amended on October 30, 2018.*
Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-K filed on February 15, 2019, Commission File Number 1-16811.

(ooo)
United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, a program under the United States Steel Corporation 2016 Omnibus Incentive Plan, effective as of July 26, 2016, as amended on October 28, 2019.*
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-K filed on February 14, 2020, Commission File Number 1-16811.

(ppp)
United States Steel Corporation Deferred Compensation Program for Non-Employee Directors, a program under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Effective January 1, 2022.*
Incorporated by reference to Exhibit 10.7 to United States Steel Corporation’s Form 10-K filed on February 11, 2022, Commission File Number 1-16811.

(qqq)	United States Steel Corporation Non-Employee Director Stock Program of the 2016 Omnibus Incentive Compensation Plan, Effective November 1, 2019.*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-K filed on February 14, 2020, Commission File Number 1-16811.

(rrr)	United States Steel Corporation Non-Employee Director Compensation Policy, Effective as of January 1, 2022.*	Incorporated by reference to Exhibit 10.8 to United States Steel Corporation’s Form 10-K filed on February 11, 2022, Commission File Number 1-16811.

(sss)	United States Steel Corporation Non-Employee Director Compensation Policy, Adopted as of December 14, 2021, Amended as of December 15, 2022.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on April 28, 2023, Commission File Number 1-16811.

(ttt)	Letter Agreement between Scott D. Buckiso and United States Steel Corporation, dated July 30, 2020.*	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-K filed on February 12, 2021, Commission File Number 1-16811.

(uuu)	Separation Agreement and Release by and between Douglas R. Matthews and United States Steel Corporation, dated December 24, 2020.*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-K filed on February 12, 2021, Commission File Number 1-16811.

(vvv)	Special Transition Agreement and Release by and between Christine S. Breves and United States Steel Corporation, dated February 15, 2022.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on April 29, 2022, Commission File Number 1-16811.

(www)	Form of Offer Letter to Jessica T. Graziano, dated June 6, 2022.**	Incorporated by reference to Exhibit 10.5 to United States Steel Corporation’s Form 10-Q filed on July 29, 2022, Commission File Number 1-16811.

(xxx)	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Non-Employee Directors – Base Retainer)*	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-K filed on February 2, 2024, Commission File Number 1-16811.

(yyy)	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (Non-Employee Directors – Chair Retainer)*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-K filed on February 2, 2024, Commission File Number 1-16811.

(zzz)	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Deferred Stock Unit Grant Agreement (Non-Employee Directors – Base Retainer)*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-K filed on February 2, 2024, Commission File Number 1-16811.

(aaaa)	United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Deferred Stock Unit Grant Agreement (Non-Employee Directors – Chair Retainer)*	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-K filed on February 2, 2024, Commission File Number 1-16811.

(bbbb)
Administrative Procedures for the Executive Management Annual Incentive Compensation Plan under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, Effective February 27, 2024.*
Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on May 3, 2024, Commission File Number 1-16811.

(cccc)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (2024 ROCE Grants).*	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on May 3, 2024, Commission File Number 1-16811.

(dddd)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (2024 Retention Grants).*	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on May 3, 2024, Commission File Number 1-16811.

(eeee)	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (2024 Annual Grants).*	Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q filed on May 3, 2024, Commission File Number 1-16811.

(ffff)	Amendment No. 2 to the Sixth Amended and Restated Credit Agreement, dated May 3, 2024, by and among United States Steel Corporation, JPMorgan Chase Bank, N.A. and the other lenders party thereto.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on August 2, 2024, Commission File Number 1-16811.

(gggg)	Second Supplement Agreement between U. S. Steel Kosice, S.R.O. and ING Bank N.V., dated May 3, 2024.	Incorporated by reference to Exhibit 10.2 to United States Steel Corporation’s Form 10-Q filed on August 2, 2024, Commission File Number 1-16811.

(hhhh)	Supplemental Agreement No. 11 between U. S. Steel Kosice, S.R.O. and ING Bank N.V., dated May 3, 2024.	Incorporated by reference to Exhibit 10.3 to United States Steel Corporation’s Form 10-Q filed on August 2, 2024, Commission File Number 1-16811.

(iiii)
First Amendment and Consent to Amended and Restated Credit Agreement, dated June 7, 2024, by and among Exploratory Ventures, LLC, United States Steel Corporation, KFW IPEX-Bank GMBH, and other lenders and parties thereto.
Incorporated by reference to Exhibit 10.4 to United States Steel Corporation’s Form 10-Q filed on August 2, 2024, Commission File Number 1-16811.

(jjjj)	Supplemental Agreement No. 12 between U. S. Steel Košice, s.r.o. and ING Bank N.V., dated September 13, 2024.	Incorporated by reference to Exhibit 10.1 to United States Steel Corporation’s Form 10-Q filed on November 11, 2024, Commission File Number 1-16811.

19	United States Steel Corporation Insider Trading Policy, effective February 27, 2023.

21	List of Subsidiaries

23	Consent of PricewaterhouseCoopers LLP

24	Powers of Attorney

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95	Mine Safety Disclosure required under Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act

97	United States Steel Corporation Executive Officer Recoupment (Clawback) Policy, effective July 25, 2023.

101
The following financial information from United States Steel Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022
(millions of dollars)
		Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Charged to Costs and Expenses	Charged to Other Accounts	Balance at End of Period
Year ended December 31, 2024:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$38	$8	$—	$—	$20	$26
Investments and long-term receivables reserve	3	—	—	—	—	3
Deferred tax valuation allowance:
Domestic	98	5	—	—	—	103
Foreign	3	43	—	—	—	46
Year ended December 31, 2023:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$38	$14	$—	$—	$14	$38
Investments and long-term receivables reserve	4	—	—	—	1	3
Deferred tax valuation allowance:
Domestic	116	—	—	18	—	98
Foreign	3	—	—	—	—	3
Year ended December 31, 2022:
Reserves deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	$44	$17	$—	$—	$23	$38
Investments and long-term receivables reserve	4	—	—	—	—	4
Deferred tax valuation allowance:
Domestic	159	18	—	61	—	116
Foreign	3	—	—	—	—	3

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 31, 2025

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
Alicia J. Davis

*	Director
Terry L. Dunlap

*	Director
John J. Engel

*	Director
John V. Faraci

*	Director
Murry S. Gerber

*	Director
Paul A. Mascarenas

*	Director
Michael H. McGarry

*	Board Chair
David S. Sutherland

*	Director
Patricia A. Tracey

*	BY:	/s/ Manpreet S. Grewal
Manpreet S. Grewal
Attorney-in-Fact

GLOSSARY OF CERTAIN DEFINED TERMS

The following definitions apply to terms used in this document:

2026 Senior Convertible Notes	Senior Convertible Notes due November 1, 2026
2053 ADFA Green Bonds	Arkansas Development Finance Authority Environmental Improvement Revenue Bonds due 2053
401(k) plans	defined contribution plans
ABL	Asset-Based Loan
ACCCI	American Coke and Coal Chemicals Institute
ACHD	Allegheny County Health Department
AD	antidumping
AD/CVD	antidumping and countervailing duty
ADEM	Alabama Department of Environmental Management
AHSS	advanced high-strength steel
AI	Artificial Intelligence
AISI	American Iron and Steel Institute
AOCI	Accumulated Other Comprehensive Income
AOP	Annual Operating Plan
ARO	Asset Retirement Obligation
ARPA	American Rescue Plan Act
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BART	Best Available Retrofit Technology
BAT	Best Available Technique
Big River Steel ABL Facility	Big River Steel amended senior secured asset-based revolving credit facility
BOF	Basic Oxygen Furnace Steelmaking
Big River 2 or BR2	Big River Steel 2
BRS	Big River Steel
CAA	Clean Air Act
CAFC	U.S. Court of Appeals for the Federal Circuit
CAFE	Corporate Average Fuel Economy
CAMT	corporate alternative minimum tax
CAMU	Corrective Action Management Unit
CBAM	carbon border adjustment mechanism
CDC	Chrome Deposit Corporation
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CFIUS	the Committee on Foreign Investment in the United States
CIO	Chief Information Officer
CISO	the Chief Information Security Officer
CISSP	Certified Information Systems Security Professional
CIT	U.S. Court of International Trade
Cliffs	Cleveland-Cliffs Inc.
CMIP	Corrective Measure Implementation Plan
CO2	carbon dioxide
CODM	chief operating decision maker
COETF	Coke Environmental Task Force
commodity purchase swaps	financial swaps associated with purchases of natural gas, zinc, tin and electricity
CORE	corrosion-resistant steel
COSO	Committee of Sponsoring Organizations of the Treadway Commission
cost cap	per capita dollar maximum the company is expected to pay per participant under the main U. S. Steel benefit plan
Credit Facility Agreement	Sixth Amended and Restated Credit Facility Agreement
CSIRP	Cybersecurity Incident Response Plan
CVD	countervailing duties
CWA	Clean Water Act
DAFW	OSHA Days Away From Work
D.C. Circuit	the United States Court of Appeals for the D.C. Circuit
DEI	diversity equity and inclusion
DOC	U.S. Department of Commerce

Double G	Double G Coatings Company LLC
DR	direct reduced
DRA	DRA Global and Barr Engineering Co.
EAF	Electric Arc Furnace
EBITDA	earnings before interest, taxes, depreciation and amortization
EC	European Commission
ECA	Export Credit Agreement
the “Effective Time”	effective time of the Merger
EGU	electric generating unit
EPS	earnings per share
ERGs	employee resource groups
ERISA	Employee Retirement Income Security Act of 1974
ERM	Enterprise Risk Management
ERP	enterprise resource planning
ERW	electric resistance welded
ESG	environmental, social and governance
ETS	Emissions Trading System
EU	European Union
EU ETS	EU Emissions Trading System
EUA	European Union Emission Allowances
EWPM	electric-weld pipe mill
FASB	Financial Accounting Standards Board
FIFO	first in, first out
FIP	Federal Implementation Plan
Fifth Credit Facility Agreement	Fifth Amended and Restated Credit Facility Agreement
Flat-Rolled	North American Flat-Rolled segment
foreign exchange forwards	foreign exchange forward sales contracts
FX	foreign exchange
GAAP	Generally Accepted Accounting Principles
Gateway	Gateway Energy and Coke Company LLC
GEN3	generation 3
GHG	greenhouse gas
GLNPO	Great Lakes National Program Office
Green Steels	steels made with low greenhouse gas emissions intensity
HDC	Hibbing Development Company
Hibbing	Hibbing Taconite Company
IEPA	Illinois Environmental Protection Agency
IRS	Internal Revenue Service
ISO	International Organization for Standardization
ITC	U.S. International Trade Commission
JSW	JSW Steel (USA) Inc. and JSW Steel USA Ohio, Inc.
JSW Defendants	Nucor, U. S. Steel, AK Steel Holding Group and Cleveland-Cliffs Inc.
Keetac	U. S. Steel’s iron ore operations at Keewatin, Minnesota
LIFO	last in, first out
MACT	Maximum Achievable Control Technology
Merger Sub	2023 Merger Subsidiary, Inc., a Delaware corp. and a wholly owned subsidiary of Purchaser
Midwest	Midwest Plant
Minntac	U. S. Steel’s iron ore operations at Mt. Iron, Minnesota
mmbtus	One Million British Thermal Units
mnt	thousand net tons
MPCA	Minnesota Pollution Control Agency
NAAQS	National Ambient Air Quality Standards
NAV	net asset value
NESHAP	National Emission Standards for Hazardous Air Pollutants
NGO	non-grain oriented
NIST	the National Institute of Standards and Technology
non-GAAP	Non-Generally Accepted Accounting Principles

NOV	Notice of Violation
NOx	nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NSC	Nippon Steel Corporation, a Japanese corporation
OCTG	oil country tubular goods
OECD	The Organization for Economic Co-operation and Development
OEM	original equipment manufacturer
OPEB	Other Post-Employment Benefit
Order	Administrative Order on Consent
Other Benefits	defined benefit retiree health care and life insurance plans
Patriot	Patriot Premium Threading Services, LLC
PBO	Projected Benefit Obligation
PCAOB	Public Company Accounting Oversight Board (United States)
PFAS	Per- and Polyfluoroalkyl Substances
PII	Personally Identifiable Information
PM	Particulate Matter
PPA	Pension Protection Act of 2006
ppb	parts per billion
PRO-TEC	PRO-TEC Coating Company, U. S. Steel and Kobe Steel Ltd. joint venture
PRP	potentially responsible party
PSU	Performance-based restricted Stock Unit
Purchaser	Nippon Steel North America, Inc., a New York corporation
RCRA	Resource Conservation and Recovery Act
RICO	Racketeer Influenced and Corrupt Organizations
ROCE	Return On Capital Employed
RP	Rehabilitation plan
RSU	Restricted Stock Unit
S&P	Standard & Poor’s
sales swaps	financial swaps hot-rolled coil and iron ore pellet sales
SCF	supply chain finance
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
SPT	Steelworkers Pension Trust
SSS	site-specific standard
Stelco	Stelco Inc., a subsidiary of Cleveland-Cliffs Inc.
sustainable steels	steels made with low greenhouse gas emissions
SWMU	Solid Waste Management Units
the 2005 Plan	2005 Stock Incentive Plan
the 2022 Labor Agreements	collective bargaining agreements with United Steelworkers effective September 1, 2022
the Committee	the Compensation & Organization Committee of the Board of Directors
the “Company”	United States Steel Corporation and its subsidiaries
the Exchange Act	the Securities Exchange Act of 1934, as amended
the “Insurers”	Banner Life Insurance Company and William Penn Life Insurance Company of New York
the insurer	Pacific Life Insurance Company
the “Merger”	pursuant to which Merger Sub will merge with and into the Company
the “Merger Agreement”	On December 18, 2023, the Company entered into an Agreement and Plan of Merger with Nippon Steel North America, Inc.
the Minntac Mine	iron ore mine located in Mt. Iron, Minnesota
the Omnibus Plan	2016 Omnibus Incentive Compensation Plan, as amended and restated
USSK Credit Agreement	USSK €150 million unsecured sustainability linked credit agreement
TRQ	tariff rate quotas
Transtar	Transtar LLC and its direct and indirect subsidiaries
TSR	Total Shareholder Return
Tubular	Tubular Products segment

U. S. Steel	United States Steel Corporation
U.S. EPA	United States Environmental Protection Agency
U.S. GAAP	accounting standards generally accepted in the United States
U.S. Supreme Court	the Supreme Court of the United States
UDEQ	Utah Department of Environmental Quality
ug/m3	micrograms per cubic meter
UK	United Kingdom
UPI	USS-POSCO Industries
USSE	U. S. Steel Europe segment
USSK	U. S. Steel Košice
USSTP	U. S. Steel Tubular Products LLC
USTR	United States Trade Representative
USW	United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union or United Steelworkers
USX	United States Steel Corporation
VEBA	trusts for retiree healthcare and life insurance
VERP	voluntary early retirement program
welded	seamless and electric resistance welded
WTO	World Trade Organization
WQS	water quality standard