Form 10-Q
period 2025-03-31
UNITED STATES STEEL CORP
filed 2025-05-02
CIK 1163302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Common stock outstanding at April 28, 2025 – 226,419,128 shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains information regarding the Company that may constitute “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 and other securities laws, that are subject to risks and uncertainties. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in those sections. Generally, we have identified such forward-looking statements by using the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “target,” “forecast,” “aim,” “should,” “plan,” “goal,” “future,” “will,” “may” and similar expressions or by using future dates in connection with any discussion of, among other things, statements expressing general views about future operating or financial results, operating or financial performance, trends, events or developments that we expect or anticipate will occur in the future, anticipated cost savings, potential capital and operational cash improvements and changes in the global economic environment, anticipated capital expenditures, the construction or operation of new or existing facilities or capabilities and the costs associated with such matters, statements regarding our greenhouse gas emissions reduction goals, as well as statements regarding the proposed transaction between the Company and Nippon Steel Corporation, including the timing of the completion of the transaction. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Forward-looking statements include all statements that are not historical facts, but instead represent only the Company’s beliefs regarding future goals, plans and expectations about our prospects for the future and other events, many of which, by their nature, are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Management of the Company believes that these forward-looking statements are reasonable as of the time made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. In addition, forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and our present expectations or projections. Risks and uncertainties include without limitation: the ability of the parties to consummate the proposed transaction on a timely basis or at all; the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the proposed transaction; the occurrence of any event, change or other circumstances that could give rise to the termination of the definitive agreement and plan of merger relating to the proposed transaction (the “Merger Agreement”); risks arising from transaction-related litigation, either brought by or against the parties; the risk that the parties to the Merger Agreement may not be able to satisfy the conditions to the proposed transaction in a timely manner or at all; risks related to disruption of management time from ongoing business operations due to the proposed transaction and related litigation; certain restrictions during the pendency of the proposed transaction that may impact the Company’s ability to pursue certain business opportunities or strategic transactions; the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of the Company’s common stock; the risk of any unexpected costs or expenses resulting from the proposed transaction; the risk that the proposed transaction and its announcement could have an adverse effect on the ability of the Company to retain customers and retain and hire key personnel and maintain relationships with customers, suppliers, employees, stockholders and other business relationships and on its operating results and business generally; and the risk the pending proposed transaction could distract management of the Company. The Company directs readers to the Company’s Annual Report on Form 10-K for the year ending December 31, 2024, and the other documents it files with the SEC for other risks associated with the Company’s future performance. These documents contain and identify important factors that could cause actual results to differ materially from those contained in the forward-looking statements. All information in this report is as of the date above. The Company does not undertake any duty to update any forward-looking statement to conform the statement to actual results or changes in the Company’s expectations whether as a result of new information, future events or otherwise, except as required by law.

References in this Quarterly Report on Form 10-Q to (i) "U. S. Steel," "the Company," "we," "us," and "our" refer to United States Steel Corporation and its consolidated subsidiaries unless otherwise indicated by the context and (ii) “Big River Steel” refers to Big River Steel Holdings LLC and its direct and indirect subsidiaries unless otherwise indicated by the context.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2025	2024
Net sales:
Net sales	$3,157	$3,500
Net sales to related parties (Note 19)	570	660
Total (Note 6)	3,727	4,160
Operating expenses (income):
Cost of sales (excludes items shown below)	3,493	3,665
Selling, general and administrative expenses	120	119
Depreciation, depletion and amortization	249	210
Earnings from investees	(3)	(14)
Asset impairment charges	—	7
Restructuring and other charges (Note 20)	—	6
Other (gains) losses, net	(10)	13
Total	3,849	4,006
(Loss) earnings before interest and income taxes	(122)	154
Interest expense	45	2
Interest income	(10)	(32)
Loss on debt extinguishment	—	1
Other financial costs	1	11
Net periodic benefit income	(4)	(33)
Net gain from investments related to active employee benefits (Note 16)	(7)	(4)
Net interest and other financial costs (income)	25	(55)
(Loss) earnings before income taxes	(147)	209
Income tax (benefit) expense (Note 12)	(31)	38
Net (loss) earnings	(116)	171
Less: Net earnings attributable to noncontrolling interests	—	—
Net (loss) earnings attributable to United States Steel Corporation	$(116)	$171
Earnings per common share (Note 13):
(Loss) earnings per share attributable to United States Steel Corporation stockholders:
'-Basic	$(0.52)	$0.76
'-Diluted	$(0.52)	$0.68

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Net (loss) earnings	$(116)	$171
Other comprehensive income (loss), net of tax:
Changes in foreign currency translation adjustments	40	(36)
Changes in pension and other employee benefit accounts	8	(7)
Changes in derivative financial instruments	(24)	43
Total other comprehensive income, net of tax	24	—
Comprehensive (loss) income including noncontrolling interest	(92)	171
Comprehensive income attributable to noncontrolling interest	—	—
Comprehensive (loss) income attributable to United States Steel Corporation	$(92)	$171
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(Dollars in millions)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents (Note 7)	$594	$1,367
Receivables, less allowance of $24 and $26	1,470	1,236
Receivables from related parties (Note 19)	177	162
Inventories (Note 8)	2,372	2,168
Other current assets	323	299
Total current assets	4,936	5,232
Long-term restricted cash (Note 7)	35	35
Operating lease assets	68	72
Property, plant and equipment	26,649	26,239
Less accumulated depreciation and depletion	14,536	14,266
Total property, plant and equipment, net	12,113	11,973
Investments and long-term receivables, less allowance of $3 in both periods	762	757
Intangibles, net (Note 9)	411	416
Goodwill (Note 9)	920	920
Other noncurrent assets	838	830
Total assets	$20,083	$20,235
Liabilities
Current liabilities:
Accounts payable and other accrued liabilities	$2,605	$2,601
Accounts payable to related parties (Note 19)	195	146
Payroll and benefits payable	272	295
Accrued taxes	129	131
Accrued interest	56	70
Current operating lease liabilities	33	35
Short-term debt and current maturities of long-term debt (Note 15)	109	95
Total current liabilities	3,399	3,373
Noncurrent operating lease liabilities	41	44
Long-term debt, less unamortized discount and debt issuance costs (Note 15)	4,047	4,078
Employee benefits	97	117
Deferred income tax liabilities (Note 12)	635	657
Deferred credits and other noncurrent liabilities	533	526
Total liabilities	8,752	8,795
Contingencies and commitments (Note 21)
Stockholders’ Equity (Note 17):
Common stock (289,923,474 and 288,088,141 shares issued) (Note 13)	289	288
Treasury stock, at cost (63,507,166 shares and 62,907,930 shares)	(1,469)	(1,446)
Additional paid-in capital	5,324	5,307
Retained earnings	7,091	7,219
Accumulated other comprehensive income (loss) (Note 18)	3	(21)
Total United States Steel Corporation stockholders’ equity	11,238	11,347
Noncontrolling interests	93	93
Total liabilities and stockholders’ equity	$20,083	$20,235
The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITED STATES STEEL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Increase (decrease) in cash, cash equivalents and restricted cash
Operating activities:
Net (loss) earnings	$(116)	$171
Adjustments to reconcile to net cash used in operating activities:
Depreciation, depletion and amortization	249	210
Asset impairment charges	—	7
Restructuring and other charges (Note 20)	—	6
Loss on debt extinguishment	—	1
Pensions and other postretirement benefits	(1)	(28)
Active employee benefit investments	12	30
Deferred income taxes (Note 12)	(32)	36
Net gain on sale of assets	(1)	—
Equity investee earnings, net of distributions received	(3)	(18)
Changes in:
Current receivables	(276)	(191)
Inventories	(184)	(43)
Current accounts payable and accrued expenses	51	(78)
Income taxes receivable/payable	42	5
All other, net	(115)	(136)
Net cash used in operating activities	(374)	(28)
Investing activities:
Capital expenditures	(359)	(640)
Proceeds from sale of assets	1	—
Other investing activities	—	(5)
Net cash used in investing activities	(358)	(645)
Financing activities:
Repayment of long-term debt (Note 15)	(18)	(14)
Other financing activities	(32)	(32)
Net cash used in financing activities	(50)	(46)
Effect of exchange rate changes on cash	7	(7)
Net decrease in cash, cash equivalents and restricted cash	(775)	(726)
Cash, cash equivalents and restricted cash at beginning of year (Note 7)	1,413	2,988
Cash, cash equivalents and restricted cash at end of period (Note 7)	$638	$2,262

Non-cash investing and financing activities:
Change in accrued capital expenditures	$(55)	$(102)
U. S. Steel common stock issued for employee/non-employee director stock plans	50	35
Capital expenditures funded by finance lease borrowings	2	32
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1.     Basis of Presentation and Significant Accounting Policies
The year-end Consolidated Balance Sheet data was derived from audited statements but does not include all disclosures required for complete financial statements by accounting principles generally accepted in the United States of America (U.S. GAAP). The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair statement of the results for the periods covered, including assessment of certain accounting matters using all available information such as consideration of forecasted financial information in context with other information reasonably available to us. However, our future assessment of our current expectations could result in material impacts to our consolidated financial statements in future reporting periods. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the SEC and do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. Additional information is contained in the United States Steel Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which should be read in conjunction with these condensed consolidated financial statements.
Agreement and Plan of Merger with Nippon Steel Corporation
On December 18, 2023, the Company entered into an Agreement and Plan of Merger (such agreement, as it may be amended, modified or supplemented from time to time, the “Merger Agreement”) by and among the Company, Nippon Steel North America, Inc., a New York corporation (“Purchaser”), 2023 Merger Subsidiary, Inc., a Delaware corporation and a wholly owned subsidiary of Purchaser (“Merger Sub”), and solely as provided in Section 9.13 therein, Nippon Steel Corporation, a Japanese corporation (“NSC”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Purchaser (the “Transaction”). On April 12, 2024, the Company obtained the approval of its stockholders required to adopt the Merger Agreement. U. S. Steel stockholders approved the Transaction with 98.8% approval of shares voted, satisfying a condition to closing. Subject to the terms and conditions set forth in the Merger Agreement, each share of the Company’s common stock, par value $1.00 per share, outstanding immediately prior to the effective time of the Transaction (the “Effective Time”) will, at the Effective Time, automatically be converted into the right to receive $55.00 per share in cash, without interest, subject to any required tax withholding. The statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has now expired. In addition, all required regulatory approvals outside of the United States related to the Transaction have been received. The closing conditions to the Transaction include clearance by the Committee on Foreign Investment in the United States (“CFIUS”) under the Defense Production Act of 1950, as amended. Following referral of the transaction by CFIUS to the President of the United States, on January 3, 2025, President Biden issued an order prohibiting the Transaction and requiring the parties to abandon the Merger Agreement within thirty days. On January 10, 2025, CFIUS granted an extension of that deadline to June 18, 2025. On April 6, 2025, the President of the United States issued a Presidential Memorandum directing CFIUS to conduct a de novo review of the Transaction and to submit a recommendation to the President of the United States by May 21, 2025.
On January 6, 2025, the Company, NSC and Purchaser jointly filed a lawsuit in the United States Court of Appeals for the District of Columbia Circuit (the "Court of Appeals") alleging that President Biden’s order blocking the Transaction was issued for purely political reasons, which are irrelevant to U.S. national security, challenging the decision by the President of the United States and the CFIUS process as violating the constitutional due process rights of the Company, NSC and Purchaser, as well as the applicable statute governing CFIUS and the Administrative Procedure Act, and as an exercise of power that exceeded the authority provided to the President of the United States under the applicable statute. In light of the April 6, 2025 Presidential Memorandum described above, on April 7, 2025 the Department of Justice moved for a sixty day abeyance of the litigation, which was granted by the Court of Appeals on April 11, 2025.
On January 6, 2025, the Company, NSC and Purchaser also filed a lawsuit in the United States District Court for the Western District of Pennsylvania (the "Western District Court") against Cleveland-Cliffs Inc. (“Cliffs”), Cliffs’ Chief Executive Officer Lourenco Goncalves, and the President of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (the “USW”), David McCall (Cliffs, Mr. Goncalves and Mr. McCall collectively, the "Defendants"), for engaging in a coordinated series of anticompetitive and racketeering activities illegally designed to prevent any party other than Cliffs from acquiring the Company as part of an illegal campaign to monopolize critical domestic steel markets. The Defendants filed motions to dismiss certain counts of the complaint. On March 12, 2025, the Western District Court held oral argument on the motions. A ruling on the motions remains pending.

The Merger Agreement requires us to operate in the ordinary course of business and restricts us, without the consent of Purchaser, from taking certain specified actions agreed by the parties to be outside the ordinary course of business until the pending Transaction occurs or the Merger Agreement terminates.

Supply Chain Finance Program

The Company’s supply chain finance (SCF) arrangement with a third-party administrator allows participating suppliers, at their sole discretion, to make offers to sell payment obligations of the Company prior to their scheduled due dates at a discounted price to a participating financial institution. For more details regarding the Company’s SCF program, refer to our Annual Report on Form 10-K for the year ended December 31, 2024. As of March 31, 2025 and December 31, 2024, the Company's outstanding obligations confirmed as valid under its SCF program were $171 million and $198 million, respectively.

2.    New Accounting Standards

During the three months ended March 31, 2025 and the twelve months ended December 31, 2024, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company's financial position, operations or cash flows.

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
3.    Recently Adopted Accounting Standards
In November 2023, the FASB issued Accounting Standards Update 2023-07, Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 includes requirements that an entity disclose the title of the chief operating decision maker (CODM) and on an interim and annual basis, significant segment expenses and the composition of other segment items for each segment’s reported profit. The standard also permits disclosure of additional measures of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. U. S. Steel adopted this guidance effective January 1, 2024 for annual reporting and applied the amendments retrospectively to all prior periods presented in the Consolidated Financial Statements. The amendments for interim periods were adopted in our fiscal year beginning on January 1, 2025. See Note 4 for further details on segment information.
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

The results of segment operations are as follows:

(In millions)	Flat-Rolled	Mini Mill	USSE	Tubular	Total
Three months ended March 31, 2025
Customer sales	$2,189	$627	$659	$248	$3,723
Intersegment sales	51	48	6	1	106
Net sales	2,240	675	665	249	3,829
Other net sales (a)					4
Elimination of intersegment sales					(106)
Total net sales					$3,727
Less: (b)
Cost of sales	2,085	664	621	220	3,590
Earnings from investees	(2)	—	—	(1)	(3)
Other segment items (c)	53	6	9	5	73
Segment earnings before interest, taxes, depreciation and amortization	104	5	35	25	$169
Other earnings before interest, taxes, depreciation and amortization (a)					3
Depreciation, depletion and amortization					(249)
Items not allocated to segments:
Stock-based compensation expense (Note 11)					(15)
Environmental remediation charges					(1)
Strategic alternatives review process costs					(23)
Other charges, net					(6)
Loss before interest and income taxes					$(122)
Net interest and other financial costs					25
Loss before income taxes					$(147)

Capital expenditures (d)	138	181	33	7	359

Depreciation, depletion and amortization	(117)	(88)	(31)	(13)	(249)
(a) The results of our real estate business are disclosed in the Other category.
(b) The significant expense (income) categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

(c) Other segment items primarily include selling, general and administrative expenses and BRS recycling tax credit revenue.
(d) Mini Mill includes capital expenditures related to Big River 2 (BR2) of $143 million.

(In millions)	Flat-Rolled	Mini Mill	USSE	Tubular	Total
Three months ended March 31, 2024
Customer sales	$2,391	$578	$918	$271	$4,158
Intersegment sales	62	125	7	4	198
Net sales	2,453	703	925	275	4,356
Other net sales (a)					2
Elimination of intersegment sales					(198)
Total net sales					$4,160
Less: (b)
Cost of sales	2,244	534	869	209	3,856
Earnings from investees	(5)	—	—	(9)	(14)
Other segment items (c)	58	24	10	6	98
Segment earnings before interest, taxes, depreciation and amortization	156	145	46	69	$416
Other loss before interest, taxes, depreciation and amortization (a)					(2)
Depreciation, depletion and amortization					(210)
Items not allocated to segments:
Restructuring and other charges (Note 20)					(6)
Stock-based compensation expense (Note 11)					(11)
Asset impairment charges					(7)
Environmental remediation charges					(2)
Strategic alternatives review process costs					(23)
Other charges, net					(1)
Earnings before interest and income taxes					$154
Net interest and other financial income					(55)
Earnings before income taxes					$209

Capital expenditures (d)	139	463	28	10	640

Depreciation, depletion and amortization	(122)	(46)	(30)	(12)	(210)
(a) The results of our real estate business are disclosed in the Other category.
(b) The significant expense (income) categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown.

(c) Other segment items primarily include selling, general and administrative expenses, BRS recycling tax credit revenue and BR2 startup costs.
(d) Mini Mill includes capital expenditures related to BR2 of $408 million.

A summary of total assets by segment is as follows:

(In millions)	March 31, 2025	December 31, 2024
Flat-Rolled	$7,409	$7,266
Mini Mill (a)	9,636	9,339
USSE	2,037	1,904
Tubular	964	975
Total reportable segments	$20,046	$19,484
Other	$130	$127
Corporate, reconciling items, and eliminations (b)	(93)	624
Total assets	$20,083	$20,235
(a) Includes assets of $5.0 billion and $4.7 billion at March 31, 2025, and December 31, 2024, respectively, related to BR2.
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

USS-UPI, LLC Disposition

In December 2023, production at USS-UPI, LLC ("UPI") was indefinitely idled. The Company accrued a total of $41 million and $66 million for severance, exit costs and employee benefits as of March 31, 2025 and 2024, respectively. Payments of $4 million and $40 million for these items were made during the three months ended March 31, 2025 and 2024, respectively. The Company has previously committed to, and continues to intend to, pursue the disposition of certain assets related to the UPI facility.

As of March 31, 2025 and December 31, 2024, the South Works property and the UPI facility are recorded as assets held-for-sale which are recorded in Other current assets on the Condensed Consolidated Balance Sheet.
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

The following tables disaggregate our revenue by product for each of the reportable business segments for the three months ended March 31, 2025, and 2024, respectively (Net Sales by Product, excluding intersegment sales, in millions):

Three Months Ended March 31, 2025	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$15	$—	$16	$14	$—	$45
Hot-rolled sheets	439	350	304	—	—	1,093
Cold-rolled sheets	850	74	43	—	—	967
Coated sheets	715	202	260	—	—	1,177
Tubular products	—	—	10	230	—	240
All Other (a)	170	1	26	4	4	205
Total	$2,189	$627	$659	$248	$4	$3,727
(a) Consists primarily of sales of raw materials and coke making by-products.

Three Months Ended March 31, 2024	Flat-Rolled	Mini Mill	USSE	Tubular	Other	Total
Semi-finished	$28	$—	$25	$—	$—	$53
Hot-rolled sheets	492	314	475	—	—	1,281
Cold-rolled sheets	945	98	77	—	—	1,120
Coated sheets	760	165	300	—	—	1,225
Tubular products	—	—	12	268	—	280
All Other (a)	166	1	29	3	2	201
Total	$2,391	$578	$918	$271	$2	$4,160
(a) Consists primarily of sales of raw materials and coke making by-products.

7.     Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within U. S. Steel's Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statement of Cash Flows:

(In millions)	March 31, 2025	December 31, 2024	March 31, 2024
Cash and cash equivalents	$594	$1,367	$2,221
Restricted cash in other current assets	9	11	9
Long-term restricted cash	35	35	32
Total cash, cash equivalents and restricted cash	$638	$1,413	$2,262

Amounts included in restricted cash represent cash balances which are legally or contractually restricted, primarily for insurance purposes, environmental liabilities and certain capital projects.
8.    Inventories
The last-in, first-out (LIFO) method is the predominant method of inventory costing for our Flat-Rolled and Tubular segments. The first-in, first-out (FIFO) and moving average methods are the predominant inventory costing methods for our Mini Mill segment and the moving average method is the predominant inventory costing method for our USSE segment. At March 31, 2025, and December 31, 2024, the LIFO method accounted for 48 percent and 53 percent of total inventory values, respectively.

(In millions)	March 31, 2025	December 31, 2024
Raw materials	$1,083	$959
Semi-finished products	896	828
Finished products	344	331
Supplies and sundry items	49	50
Total	$2,372	$2,168
Current acquisition costs for LIFO inventories were estimated to exceed the above inventory values by $1.3 billion and $1.1 billion at March 31, 2025, and December 31, 2024, respectively. Cost of sales increased and earnings before interest and income taxes decreased by $6 million for the three months ended March 31, 2025, and cost of sales decreased and earnings before interest and income taxes increased by $1 million for the three months ended March 31, 2024, as a result of the liquidation of LIFO inventories.
9.     Intangible Assets and Goodwill
Intangible assets that are being amortized on a straight-line basis over their estimated useful lives are detailed below:

		As of March 31, 2025			As of December 31, 2024
(In millions)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Customer relationships	22 Years	$413	$79	$334	$413	$75	$338
Patents	5-15 Years	17	15	2	17	14	3
Total amortizable intangible assets		$430	$94	$336	$430	$89	$341
Amortization expense was $5 million for each of the three months ended March 31, 2025 and 2024.
Total estimated amortization expense for the remainder of 2025 is $15 million. We expect approximately $96 million in total amortization expense from 2026 through 2030 and approximately $225 million in remaining amortization expense thereafter.
The carrying amount of acquired water rights with indefinite lives as of March 31, 2025, and December 31, 2024, totaled $75 million.

Below is a summary of goodwill by segment for the three months ended March 31, 2025:

	Flat-Rolled	Mini Mill	USSE	Tubular	Total
Balance at December 31, 2024	$—	$916	$4	$—	$920
Additions	—	—	—	—	—
Balance at March 31, 2025	$—	$916	$4	$—	$920
10.    Pensions and Other Benefits
The following table reflects the components of net periodic benefit cost (income) for the three months ended March 31, 2025, and 2024:

	Pension Benefits		Other Benefits
(In millions)	2025	2024	2025	2024
Service cost	$6	$7	$1	$1
Interest cost	53	53	15	15
Expected return on plan assets	(65)	(74)	(16)	(18)
Amortization of prior service cost (credit)	4	4	2	(7)
Amortization of actuarial net loss (gain)	17	11	(13)	(16)
Net periodic benefit cost (income), excluding below	15	1	(11)	(25)
Multiemployer plans	20	20	—	—
Net periodic benefit cost (income)	$35	$21	$(11)	$(25)

Employer Contributions
During the first three months of 2025, U. S. Steel made cash payments of $19 million to the Steelworkers Pension Trust and $0.6 million of pension payments not funded by trusts.

During the first three months of 2025, cash payments of $6 million were made for other postretirement benefit payments not funded by trusts.

Company contributions to defined contribution plans totaled $11 million for each of the three months ended March 31, 2025 and 2024.

11.    Stock-Based Compensation Plans

U. S. Steel has outstanding stock-based compensation awards that were granted by the Compensation & Organization Committee (the Committee) of the Board of Directors, or its designee, under the 2005 Stock Incentive Plan (the 2005 Plan) and the 2016 Omnibus Incentive Compensation Plan, as amended and restated (the Omnibus Plan). On April 26, 2016, the Company's stockholders approved the Omnibus Plan and, between 2016 and the present, authorized the Company to issue up to 32,700,000 shares in the aggregate of U. S. Steel common stock under the Omnibus Plan. While the awards that were previously granted under the 2005 Plan remain outstanding, all future awards will be granted under the Omnibus Plan. As of March 31, 2025, there were 2,176,814 shares available for future grants under the Omnibus Plan.

Recent grants of stock-based compensation consist of restricted stock units and return on capital employed (ROCE) performance awards. Shares of common stock under the Omnibus Plan are issued from authorized, but unissued stock. The following table is a summary of the awards made under the Omnibus Plan during the first three months of 2025 and 2024.

	2025		2024
Grant Details	Shares(a)	Fair Value(b)	Shares(a)	Fair Value(b)
Restricted Stock Units	988,160	$37.74	796,820	$47.36
Performance Awards (c)
ROCE (d)	289,000	$37.18	230,350	$46.96
(a) The share amounts shown in this table do not reflect an adjustment for estimated forfeitures.
(b) Represents the per share weighted average for all grants during the period.
(c) The number of performance awards shown represents the target share grant of the award.
(d) A portion of ROCE awards granted in 2025 and 2024 are not shown in the table because they were granted in cash.

U. S. Steel recognized pretax stock-based compensation expense in the amount of $15 million and $11 million in the three month periods ended March 31, 2025, and 2024, respectively.

As of March 31, 2025, total future compensation expense related to nonvested stock-based compensation arrangements was $79 million, and the weighted average period over which this expense is expected to be recognized is approximately 28 months.

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

Total stockholder return (TSR) performance awards may vest at varying levels at the end of a three-year performance period if U. S. Steel’s total shareholder return compared to the total shareholder return of a peer group of companies meets performance criteria during the three-year performance period. TSR is calculated as follows: 20 percent for each year in the three-year performance period and 40 percent for the full three-year period. TSR performance awards may vest and pay out 50 percent at the threshold level, 100 percent at the target level and 200 percent at the maximum level. Payment for performance in between the threshold percentages will be interpolated. TSR-based performance awards were not granted in 2024 or 2025 due to the pending Transaction. The fair value of the performance awards is calculated using a Monte-Carlo simulation.

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
12.    Income Taxes
Tax provision
For the three months ended March 31, 2025, and 2024, the Company recorded a tax benefit of $31 million and a tax provision of $38 million, respectively. The tax benefit and provision for the first three months of 2025 and 2024, respectively, were based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss and discrete items recognized during the period, if applicable.

Throughout the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on changes in factors such as prices, shipments, product mix, plant operating performance and cost estimates. To the extent that actual 2025 pretax results for U.S. and foreign income or loss vary from estimates applied herein, the actual tax provision or benefit recognized in 2025 could be materially different from the forecasted amount used to estimate the tax benefit for the three months ended March 31, 2025.

In March 2022, the Company and the Arkansas Economic Development Commission entered into the Recycling Tax Credit Incentive Agreement, whereby the Company may earn state income tax credits in an amount equal to 30 percent of the cost of waste reduction, reuse, or recycling equipment, subject to meeting the requirements of the Arkansas Code Ann. Section 26-51-506, for the Company's BR2 facility near Osceola, Arkansas. Documentation supporting the Company's investment in qualifying equipment must be submitted as part of an application for certification expected to be completed in 2025. In March 2022, the Company received a lump-sum payment of approximately $82 million as proceeds from the sale of a portion of expected future tax credits to be earned by the Company (see Note 21 for additional information). The Company estimates that it could earn tax credits in excess of $700 million, exclusive of the amount sold in March 2022, which the Company will recognize in the year it meets the requirements of Arkansas Code Ann. Section 26-51-506. Any unused tax credit that cannot be claimed in a tax year may be carried forward indefinitely by the Company and applied to its future state tax liability.

The Organization for Economic Co-operation and Development (the “OECD”), an international association of 38 countries including the U.S., has proposed changes to numerous long-standing tax principles, including a global minimum tax initiative. On December 12, 2022, the European Union member states agreed to implement the OECD’s Pillar 2 global corporate minimum tax rate of 15 percent on companies with revenues of at least €750 million, which went into effect in 2024. The law on minimum top-up tax for multinational enterprise groups and large-scale domestic groups in Slovakia was approved by the parliament on December 8, 2023 and signed by the President on December 21, 2023, with an effective date of December 31, 2023. The Company analyzed the 2025 tax effects of Pillar 2, which were not material to the Condensed Consolidated Financial Statements.

Unrecognized tax benefits
As of both March 31, 2025, and December 31, 2024, the total amount of gross unrecognized tax benefits was $18 million. The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $17 million and $18 million as of March 31, 2025, and December 31, 2024, respectively.

13.    Earnings and Dividends Per Common Share
(Loss) Earnings Per Share Attributable to United States Steel Corporation Stockholders
The effect of dilutive securities on weighted average common shares outstanding included in the calculation of diluted (loss) earnings per common share for the three months ended March 31, 2025, and March 31, 2024, were as follows:

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2025	2024
(Loss) earnings attributable to United States Steel Corporation stockholders:
Basic	$(116)	$171
Interest expense on Senior Convertible Notes, net of tax	—	3
Diluted	$(116)	$174
Weighted-average shares outstanding (in thousands):
Basic	225,645	224,099
Effect of Senior Convertible Notes	—	26,168
Effect of stock options, restricted stock units and performance awards	—	4,317
Diluted	225,645	254,584
(Loss) earnings per share attributable to United States Steel Corporation stockholders:
Basic (loss) earnings per common share	$(0.52)	$0.76
Diluted (loss) earnings per common share	$(0.52)	$0.68

Excluded from the computation of diluted (loss) earnings per common share due to their anti-dilutive effect were 5.0 million and 0.3 million outstanding securities granted under the Omnibus Plan for the three months ended March 31, 2025, and 2024 respectively. Also excluded from the computation of diluted (loss) earnings per common share due to their anti-dilutive effect were 26.2 million shares related to the Senior Convertible Notes for the three months ended March 31, 2025.

The dividend for each of the first quarter of 2025 and 2024 was five cents per common share.
14.    Derivative Instruments
U. S. Steel uses foreign exchange forward sales contracts (foreign exchange forwards) with maturities up to 12 months to manage our currency requirements and exposure to foreign currency exchange rate fluctuations. The USSE and Flat-Rolled segments use hedge accounting for their foreign exchange forwards.
U. S. Steel also uses financial swaps to mitigate commodity price risks related to the procurement of natural gas, zinc, tin, electricity, and iron ore (commodity purchase swaps). We have elected cash flow hedge accounting for these commodity purchase swaps, which have maturities of up to 12 months.

U. S. Steel has entered into financial swaps that are used to partially manage the sales price risk of certain hot-rolled coil sales and iron ore sales (sales swaps). The sales swaps are accounted for using hedge accounting and have maturities of up to 9 months.

The table below shows the outstanding swap quantities used to hedge forecasted purchases and sales as of March 31, 2025, and March 31, 2024:

Hedge Contracts	Classification	March 31, 2025	March 31, 2024
Natural gas (in mmbtus)	Commodity purchase swaps	24,122,000	15,688,000
Zinc (in metric tons)	Commodity purchase swaps	25,100	18,933
Electricity (in megawatt hours)	Commodity purchase swaps	—	110,800
Iron ore (in metric tons)	Commodity purchase swaps	2,730,000	—
Iron ore (in metric tons)	Sales swaps	1,156,000	408,233
Hot-rolled coils (in tons)	Sales swaps	259,000	202,000
Foreign currency (in millions of euros)	Foreign exchange forwards	€370	€428
Foreign currency (in millions of dollars)	Foreign exchange forwards	$—	$16

The following summarizes the fair value amounts included in our Condensed Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024:

Balance Sheet Location (in millions)	March 31, 2025	December 31, 2024
Designated as Hedging Instruments
Accounts receivable	$22	$41
Accounts payable	19	8
Investments and long-term receivables	—	1
Other long-term liabilities	—	1

The table below summarizes the effect of hedge accounting on Accumulated Other Comprehensive Income (AOCI) and amounts reclassified from AOCI into earnings for the three months ended March 31, 2025, and 2024:

	(Loss) Gain on Derivatives in AOCI			Amount of Gain (Loss) Recognized in Income
(In millions)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Location of Reclassification from AOCI	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Sales swaps	$(17)	$50	Net sales	$10	$(30)
Commodity purchase swaps	6	(3)	Cost of sales (a)	4	(16)
Foreign exchange forwards	(21)	12	Cost of sales	8	1
(a) Costs for commodity purchase swaps are recognized in cost of sales as products are sold.

At current contract values, $8 million currently in AOCI as of March 31, 2025, will be recognized as a decrease in cost of sales over the next year and $6 million currently in AOCI as of March 31, 2025, will be recognized as a decrease in net sales over the next year.
Foreign exchange forwards where hedge accounting was not elected generated a net loss of $1 million for the three months ended March 31, 2024.
15.    Debt

(In millions)	Issuer/Borrower	Interest Rates %	Maturity	March 31, 2025	December 31, 2024
2037 Senior Notes	U. S. Steel	6.650	2037	$274	$274
2026 Senior Convertible Notes	U. S. Steel	5.000	2026	349	349
2029 Senior Notes	U. S. Steel	6.875	2029	475	475
2029 Senior Secured Notes	Big River Steel	6.625	2029	720	720
Environmental Revenue Bonds	U. S. Steel	4.125 - 6.750	2026 - 2053	1,104	1,104
Environmental Revenue Bonds	Big River Steel	4.500 - 4.750	2049	752	752
Finance leases and all other obligations	U. S. Steel	Various	2025 - 2029	176	189
Finance leases and all other obligations	Big River Steel	Various	2025 - 2027	158	162
Export Credit Agreement	U. S. Steel	Variable	2031	84	84
Credit Facility Agreement	U. S. Steel	Variable	2027	—	—
Big River Steel ABL Facility	Big River Steel	Variable	2026	—	—
USSK Credit Agreement	U. S. Steel Kosice	Variable	2026	—	—
USSK Credit Facility	U. S. Steel Kosice	Variable	2027	—	—
Total Debt				$4,092	$4,109
Less unamortized discount, premium, and debt issuance costs				(64)	(64)
Less short-term debt, long-term debt due within one year, and short-term issuance costs				109	95
Long-term debt				$4,047	$4,078

2026 Senior Convertible Notes
In October 2019, U. S. Steel issued $350 million of 5.00% Senior Convertible Notes due November 1, 2026 (2026 Senior Convertible Notes). Interest on the 2026 Senior Convertible Notes is payable semi-annually on May 1 and November 1 of each year. The initial conversion rate for the 2026 Senior Convertible Notes is 74.8391 shares of U. S. Steel common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $13.36 per share of common stock, subject to adjustment pursuant to the 2026 Senior Convertible Notes indenture. Based on the initial conversion rate, the 2026 Senior Convertible Notes are convertible into 26,154,544 shares of U. S. Steel common stock and we reserved for the possible issuance of 33,347,025 shares, which is the maximum amount that could be issued upon conversion at maturity. Prior to August 1, 2026, holders of notes may convert all or a portion of their notes at their option only upon the satisfaction of specified conditions and during certain periods. On or after August 1, 2026, holders may convert all or a portion of their notes prior to the maturity date. Upon conversion, we will satisfy the obligation with cash, common stock, or a combination thereof, at our election. Anytime prior to August 1, 2026, if the price per share of U. S. Steel's common stock has been at least 130% of the conversion price for specified periods, U. S. Steel may redeem all or a portion of the 2026 Senior Convertible Notes at a cash redemption price of 100% of the principal amount, plus accrued and unpaid interest.

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

Big River Steel LLC must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent twelve consecutive months when availability under the Big River Steel ABL Facility is less than the greater of ten percent of the borrowing base availability and $13 million. Based on the most recent four quarters as of March 31, 2025, Big River Steel would have met the fixed charge coverage ratio test. The facility includes affirmative and negative covenants and events of default that are customary for facilities of this type.

There were no loans outstanding under the Big River Steel ABL Facility at March 31, 2025. Availability under the Big River Steel ABL Facility, pursuant to the available borrowing base was $350 million at March 31, 2025.

U. S. Steel - Sustainability Linked Credit Facility Agreement
On May 27, 2022, U. S. Steel entered into the Sixth Amended and Restated Credit Facility Agreement (Credit Facility Agreement), with a maturity date of May 27, 2027 and total availability of $1,750 million. The Credit Facility Agreement is secured by first-priority liens on certain accounts receivable and inventory and includes targets related to greenhouse gas emissions intensity reduction, safety performance and facility certification by ResponsibleSteel™.

The Credit Facility Agreement provides for borrowings for working capital and general corporate purchases in an amount equal to the lesser of (a) $1,750 million or (b) a borrowing base calculated based on specified percentages of eligible accounts receivable and inventory, subject to certain adjustments and reserves. As of March 31, 2025, there were approximately $4 million of letters of credit issued and no amounts drawn under the Credit Facility Agreement. U. S. Steel must maintain a fixed charge coverage ratio of at least 1.00 to 1.00 for the most recent four consecutive quarters when availability under the Credit Facility Agreement is less than the greater of ten percent of the maximum facility availability and $140 million. Based on the most recent four quarters as of March 31, 2025, the Company would have met the fixed charge coverage ratio test.

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

Under the USSK Credit Agreement, USSK is required to maintain certain financial covenants, including a maximum net debt to EBITDA ratio and a minimum stockholder's equity and subordinated intercompany debt to assets ratio, measured on a rolling twelve-month basis on June 30th and December 31st of each year. At March 31, 2025, USSK was in compliance with these covenants and the USSK Credit Agreement was undrawn and remained fully available.

During the first quarter of 2023, USSK increased the size of its €20 million credit facility to €30 million (approximately $32 million) (the USSK Credit Facility). On September 13, 2024, the Company amended the USSK Credit Facility to extend the term by three years, maturing in 2027. At March 31, 2025, USSK had no borrowings under the USSK Credit Facility, and the availability was approximately $16 million due to approximately $16 million of customs and other guarantees outstanding.
16.    Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, current accounts and notes receivable, accounts payable and accrued interest included in the Condensed Consolidated Balance Sheet approximate fair value. See Note 14 for disclosure of U. S. Steel’s derivative instruments, which are accounted for at fair value on a recurring basis.
Stelco Option for Minntac Mine Interest
On April 30, 2020, the Company entered into an Option Agreement with Stelco, Inc. (Stelco), a subsidiary of Cleveland-Cliffs Inc., that grants Stelco the option to purchase a 25 percent interest (Option Interest) in a to-be-formed entity (Joint Venture) that will own the Company’s current iron ore mine located in Mt. Iron, Minnesota (Minntac Mine). As consideration for the Option Interest, Stelco paid the Company an aggregate amount of $100 million in five $20 million installments during the year-ended December 31, 2020, which are recorded net of transaction costs in noncontrolling interests in the Condensed Consolidated Balance Sheet. The option can be exercised any time before January 31, 2027, and in the event Stelco exercises the option, Stelco will contribute an additional $500 million to the Joint Venture, which amount shall be remitted solely to U. S. Steel in the form of a one-time special distribution, and the parties will engage in good faith negotiations to finalize the master agreement (pursuant to which Stelco will acquire the Option Interest) and the limited liability company agreement of the Joint Venture.
Surplus VEBA assets
During the fourth quarter 2022, U. S. Steel and the United Steelworkers (USW) agreed to utilize the overfunded OPEB plans to support the benefits provided to active represented employees. Beginning January 1, 2023, this agreement allows the Company to use a certain amount of surplus VEBA assets (the surplus amount) to pay for legally permissible benefits under Section 501(c)(9) of the Internal Revenue Code for active employees and retirees of the USW. The surplus amount of $595 million was determined as of December 31, 2022, and was the balance of VEBA assets in excess of 135% of the retiree obligation at that time. On January 1, 2023, a subaccount was created and consisted of a pro-rata share of the existing trust. On February 1, 2023, using January 31, 2023 asset values, a new investment strategy was implemented and comprised of existing investments from the VEBA trust and cash. On February 1, 2023, certain assets were transferred from the VEBA to the subaccount. The Company is permitted to withdraw a target of $75 million annually, with a guaranteed annual minimum of $50 million, on a quarterly pro rata basis, from the subaccount to cover the cost of the permissible benefits for active USW employees and USW retirees. If after the annual withdrawal of $75 million, the subaccount value decreases by less than $40 million annually (defined as the "Threshold Surplus"), the Company may withdraw the excess above the Threshold Surplus. Based on the value of the subaccount as of December 31, 2023, approximately $15 million was withdrawn from the subaccount in January 2024 to pay for permissible benefits. In 2025, no excess amounts were available for withdrawal based on the value of the subaccount on December 31, 2024. The surplus VEBA assets subaccount portfolio consists of fixed income securities including corporate bonds, U.S. government bonds, and U.S. Treasury notes, in addition to alternatives including investments in private credit partnerships and real estate funds. A portion of the corporate bonds are classified as available-for-sale debt securities, with unrealized gains and losses reported in Accumulated other comprehensive income (loss). Upon sale, realized gains and losses are reported in earnings. All other investments in the subaccount are financial instruments measured at fair value or net asset value, with gains and losses recognized through net (loss) earnings and are reported as Net gain from investments related to active employee benefits on the Company's Condensed Consolidated Statements of Operations.

As of March 31, 2025, the fair value of the surplus VEBA assets subaccount portfolio was $493 million, with $75 million in Other current assets and $418 million in Other noncurrent assets on the Condensed Consolidated Balance Sheet.

As of December 31, 2024, the fair value of the surplus VEBA assets subaccount portfolio was $505 million, with $75 million in Other current assets and $430 million in Other noncurrent assets on the Consolidated Balance Sheet.

The value of corporate bonds classified as available-for-sale debt securities was $117 million and $131 million as of March 31, 2025, and December 31, 2024, respectively. A total pretax net gain related to available-for-sale securities of $7 million was included in Accumulated other comprehensive income (loss) as of both March 31, 2025, and December 31, 2024.

During the three months ended March 31, 2025, pretax net gains of $7 million were recognized in Net gain from investments related to active employee benefits. During the three months ended March 31, 2025, immaterial pretax net gains were recognized in Accumulated other comprehensive income (loss).

During the three months ended March 31, 2024, pretax net gains of $4 million were recognized in Net gain from investments related to active employee benefits. During the three months ended March 31, 2024, immaterial pretax net gains were recognized in Accumulated other comprehensive income (loss).
The fair value of the subaccount portfolio by asset category as of March 31, 2025, and December 31, 2024, were as follows (in millions):

	March 31, 2025					December 31, 2024
	Level 1	Level 2	Level 3	measured at NAV (a)	Total	Level 1	Level 2	Level 3	measured at NAV (a)	Total
Asset Category
Fixed Income
Corporate bonds - U.S.	$—	$121	$—	$—	$121	$—	$129	$—	$—	$129
Corporate bonds - Non-U.S.	—	42	—	—	42	—	46	—	—	46
U.S. government bonds	—	39	—	—	39	—	43	—	—	43
Mortgage and asset-backed securities	—	16	—	—	16	—	14	—	—	14
Total fixed income	$—	$218	$—	$—	$218	$—	$232	$—	$—	$232
Alternatives
Private credit partnerships	—	—	26	194	220	—	—	29	157	186
Other alternatives	—	—	—	19	19	—	—	—	19	19
Total alternatives	$—	$—	$26	$213	$239	$—	$—	$29	$176	$205
Commingled Funds	—	—	—	5	5	—	—	—	5	5
Other (b)	31	—	—	—	31	63	—	—	—	63
Total assets at fair value	$31	$218	$26	$218	$493	$63	$232	$29	$181	$505
(a) In accordance with ASC Topic 820, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
(b) Includes cash, accrued income, and miscellaneous payables.

The following table summarizes U. S. Steel’s financial liabilities that were not carried at fair value at March 31, 2025, and December 31, 2024. The fair value of long-term debt was determined using Level 2 inputs.

	As of March 31, 2025		As of December 31, 2024
(In millions)	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial liabilities:
Long-term debt (a)	$4,531	$3,822	$4,243	$3,822
(a) Excludes finance lease obligations.

17.    Statement of Changes in Stockholders' Equity

The following table reflects the first three months of 2025 and 2024 reconciliation of the carrying amount of total equity, equity attributable to U. S. Steel and equity attributable to noncontrolling interests:

Three Months Ended March 31, 2025 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$11,440	$7,219	$(21)	$288	$(1,446)	$5,307	$93
Comprehensive income (loss):
Net loss	(116)	(116)	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	8	—	8	—	—	—	—
Currency translation adjustment	40	—	40	—	—	—	—
Derivative financial instruments	(24)	—	(24)	—	—	—	—
Employee stock plans	(5)	—	—	1	(23)	17	—
Dividends paid on common stock	(12)	(12)	—	—	—	—	—
Balance at March 31, 2025	$11,331	$7,091	$3	$289	$(1,469)	$5,324	$93

Three Months Ended March 31, 2024 (In millions)	Total	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Treasury Stock	Paid-in Capital	Non- Controlling Interest
Balance at beginning of year	$11,140	$6,880	$46	$286	$(1,418)	$5,253	$93
Comprehensive income (loss):
Net earnings	171	171	—	—	—	—	—
Other comprehensive income (loss), net of tax:
Pension and other benefit adjustments	(7)	—	(7)	—	—	—	—
Currency translation adjustment	(36)	—	(36)	—	—	—	—
Derivative financial instruments	43	—	43	—	—	—	—
Employee stock plans	(8)	—	—	2	(23)	13	—
Dividends paid on common stock	(12)	(12)	—	—	—	—	—
Other	1	1	—	—	—	—	—
Balance at March 31, 2024	$11,292	$7,040	$46	$288	$(1,441)	$5,266	$93

18.    Reclassifications from Accumulated Other Comprehensive Income (AOCI)

(In millions)	Pension and Other Benefit Items	Foreign Currency Items	Unrealized (Loss) Gain on Derivatives	Active Employee Benefit Investments	Total
Balance at December 31, 2024	$(318)	$264	$28	$5	$(21)
Other comprehensive income (loss) before reclassifications	—	40	(9)	1	32
Amounts reclassified from AOCI (a)	8	—	(15)	(1)	(8)
Net current-period other comprehensive income (loss)	8	40	(24)	—	24
Balance at March 31, 2025	$(310)	$304	$4	$5	$3

Balance at December 31, 2023	$(241)	$334	$(52)	$5	$46
Other comprehensive (loss) income before reclassifications	—	(36)	16	—	(20)
Amounts reclassified from AOCI (a)	(7)	—	27	—	20
Net current-period other comprehensive (loss) income	(7)	(36)	43	—	—
Balance at March 31, 2024	$(248)	$298	$(9)	$5	$46
(a) See table below for further details.

	Amount reclassified from AOCI
	Three Months Ended March 31,
Details about AOCI components (in millions)	2025	2024
Amortization of pension and other benefit items (a)
Prior service cost (credit)	$6	$(3)
Actuarial loss (gain)	4	(6)
Total pensions and other benefits items	10	(9)
Derivative reclassifications to Condensed Consolidated Statements of Operations	(19)	38
Active employee benefit investments reclassifications to Condensed Consolidated Statements of Operations	(1)	—
Total before tax	(10)	29
Tax provision (benefit)	2	(9)
Net of tax	$(8)	$20
(a) These AOCI components are included in the computation of net periodic benefit income. See Note 10 for additional details.
19.    Transactions with Related Parties
Related party sales and service transactions are primarily related to equity investees and were $570 million and $660 million for the three months ended March 31, 2025, and 2024, respectively.
Accounts payable to related parties include balances due to PRO-TEC Coating Company, LLC (PRO-TEC) of $193 million and $144 million at March 31, 2025, and December 31, 2024, respectively for invoicing and receivables collection services provided by U. S. Steel on PRO-TEC's behalf. U. S. Steel, as PRO-TEC’s exclusive sales agent, is responsible for credit risk related to those receivables. U. S. Steel also provides PRO-TEC marketing, selling and customer service functions. Payables to other related parties totaled $2 million for both periods ending March 31, 2025 and December 31, 2024.
Purchases from related parties for outside processing services provided by equity investees amounted to $6 million and $5 million for the three months ended March 31, 2025, and 2024, respectively. Purchases of iron ore pellets from related parties amounted to $13 million and $19 million for the three months ended March 31, 2025, and 2024, respectively.

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

Wheeling-Nippon Steel, Inc., ("WNS") a wholly owned subsidiary of NSC (party to the Merger Agreement described above), currently is a customer of the Company. Net sales to related parties pertaining to business with WNS during the three months ended March 31, 2025 and 2024 were $71 million and $93 million, respectively. Receivables from related parties include balances due from WNS of $7 million and $6 million at March 31, 2025 and December 31, 2024, respectively.

20.    Restructuring and Other Charges
During the three months ended March 31, 2025, the Company recorded restructuring and other charges that were less than $1 million. Cash payments related to previously accrued restructuring programs made during the three months ended March 31, 2025, were approximately $6 million.
During the three months ended March 31, 2024, the Company recorded restructuring and other charges of $6 million, which related primarily to Company's Corporate information technology function. Cash payments related to previously accrued restructuring programs made during the three months ended March 31, 2024, were approximately $52 million.
The activity in the accrued balances incurred in relation to restructuring during the three months ended March 31, 2025, was as follows:

(In millions)	Employee Related Costs	Exit Costs	Non-cash Charges	Total
Balance at December 31, 2024	$45	$14	$—	$59
Additional charges	—	—	—	—
Cash payments/utilization(a)	(6)	—	—	(6)
Balance at March 31, 2025	$39	$14	$—	$53
(a) $2 million of payments were made from the pension fund trust assets in the Employee Related Costs column during the three months ended March 31, 2025.

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
Asbestos matters – As of March 31, 2025, U. S. Steel was a defendant in approximately 970 active asbestos cases involving approximately 2,555 plaintiffs. The vast majority of these cases involve multiple defendants. About 1,585, or approximately 62 percent, of these plaintiff claims are currently pending in a jurisdiction which permits filings with massive numbers of plaintiffs. At December 31, 2024, U. S. Steel was a defendant in approximately 990 active asbestos cases involving approximately 2,575 plaintiffs. Based upon U. S. Steel’s experience in such cases, it believes that the actual number of plaintiffs who ultimately assert claims against U. S. Steel will likely be a small fraction of the total number of plaintiffs.

The following table shows the number of asbestos claims in the current period and the prior three years:

Period ended	Opening Number of Claims	Claims Dismissed, Settled and Resolved	New Claims	Closing Number of Claims
December 31, 2022	2,505	230	235	2,510
December 31, 2023	2,510	235	230	2,505
December 31, 2024	2,505	240	310	2,575
March 31, 2025	2,575	110	90	2,555
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

(In millions)	Three Months Ended March 31, 2025
Beginning of period	$108
Accruals for environmental remediation deemed probable and reasonably estimable	1
Obligations settled	(5)
End of period	$104
Accrued liabilities for remediation activities are included in the following Condensed Consolidated Balance Sheet lines:

	As of	As of
(In millions)	March 31, 2025	December 31, 2024
Accounts payable	$23	$26
Deferred credits and other noncurrent liabilities	81	82
Total	$104	$108
Expenses related to remediation are recorded in cost of sales and were $1 million for the three-month period ended March 31, 2025. Expenses for the three months ended March 31, 2024, were immaterial. It is not currently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Due to uncertainties inherent in remediation projects and the associated liabilities, it is reasonably possible that total remediation costs for active matters may exceed the accrued liabilities by as much as 30 to 50 percent.
Remediation Projects
U. S. Steel is involved in environmental remediation projects at or adjacent to several current and former U. S. Steel facilities and other locations that are in various stages of completion ranging from initial characterization through post-closure monitoring. Based on the anticipated scope and degree of uncertainty of projects, the Company categorizes projects as follows:

(1)Projects with Ongoing Study and Scope Development - For these projects, the extent of remediation that may be required is not yet known, the remediation methods and plans are not yet developed, and/or cost estimates cannot be determined. Therefore, significant costs, in addition to the accrued liabilities for these projects, are reasonably possible. There are three environmental remediation projects where additional costs for completion are not currently estimable but could be material. These projects are at South Works, UPI and the former steelmaking plant at Joliet, Illinois. As of March 31, 2025, accrued liabilities for these projects totaled $4 million for the costs of studies, investigations, interim measures, design and/or remediation. It is reasonably possible that additional liabilities associated with future requirements regarding studies, investigations, design and remediation for these projects could be as much as $33 million to $46 million.
(2)Projects with Significant Accrued Liabilities with a Defined Scope - As of March 31, 2025, there are four significant projects with defined scope greater than or equal to $5 million each, with a total accrued liability of $54 million. These projects are Gary Resource Conservation and Recovery Act (accrued liability of $23 million), Duluth Works (accrued liability of $6 million), Fairfield Works (accrued liability of $8 million) and the former Geneva facility (accrued liability of $17 million).
(3)Other Projects with a Defined Scope - These projects involve relatively small accrued liabilities for which we believe that, while additional costs are possible, they are not likely to be significant, and also include those projects for which we do not yet possess sufficient information to estimate potential costs to U. S. Steel. There are three other environmental remediation projects which each had an accrued liability of between $1 million and $5 million. The total accrued liability for these projects at March 31, 2025, was $5 million. These projects have progressed through a significant portion of the design phase and material additional costs are not expected.
The remaining environmental remediation projects each have an accrued liability of less than $1 million each. The total accrued liability for these projects at March 31, 2025, was approximately $3 million. The Company does not foresee material additional liabilities for any of these sites.
Post-Closure Costs – Accrued liabilities for post-closure site monitoring and other costs at various closed landfills totaled $27 million at March 31, 2025, and were based on known scopes of work.
Administrative and Legal Costs – As of March 31, 2025, U. S. Steel had an accrued liability of $11 million for administrative and legal costs related to environmental remediation projects. These accrued liabilities were based on projected administrative and legal costs for the next three years and do not change significantly from year to year.
Capital Expenditures – For a number of years, U. S. Steel has made substantial capital expenditures to comply with various regulations, laws and other requirements relating to the environment. Such capital expenditures totaled $14 million and $12 million in the first three months of 2025 and 2024, respectively. U. S. Steel anticipates making additional such expenditures in the future, which may be material; however, the exact amounts and timing of such expenditures are uncertain because of the continuing evolution of specific regulatory requirements.
European Union (the EU) Environmental Requirements - Phase IV of the EU Emissions Trading System (the EU ETS) commenced on January 1, 2021, and will finish on December 31, 2030. The European Commission issued final approval of the updated 2021-2025 Slovak National Allocation table in February 2022. The Slovak Ministry of Environment allocated 6.2 million metric tons of European Union Emission Allowances (EUA) at no charge (free allowances or free allocation) to USSE in March 2024, and the 2025 free allocation is expected in June 2025. As of March 31, 2025, we have pre-purchased approximately 2.22 million EUA totaling €161 million (approximately $174 million) via spot purchases or settled forwards to cover the 2024 shortfall of emission allowances and expected shortfall in subsequent years.

The EU’s Industrial Emissions Directive requires implementation of EU-determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to go beyond BAT requirements were €138 million (approximately $149 million). These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g., bank guarantee) to secure 50 percent of the EU funding received. USSK complied with these covenants as of March 31, 2025, and no additional collateral will be required by the end of June 30, 2025. By this next assessment date, we expect that nine of the fifteen total projects will pass the sustainability monitoring and will be excluded from further assessment to provide additional collateral if the covenants are not met. The last assessment of financial covenants will be performed as of June 30, 2026.
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

Guarantees – The maximum guarantees of the indebtedness of unconsolidated entities of U. S. Steel totaled $7 million at March 31, 2025.
Other contingencies – Under certain lease agreements covering various equipment, U. S. Steel has the option to renew the lease or to purchase the equipment at the end of the lease term. If U. S. Steel does not exercise the purchase option by the end of the lease term, U. S. Steel guarantees a residual value of the equipment as determined at the lease inception date (totaling approximately $13 million at March 31, 2025). No liability has been recorded for these guarantees as the potential loss is not probable.
The Company's BR2 facility in Osceola, Arkansas qualifies for financing and related economic incentives associated with the acquisition, development, construction, and operation of the facility. These incentives consist of advance lump-sum payments which are included in deferred credits and other noncurrent liabilities on the Condensed Consolidated Balance Sheet. In March 2022, the Company received a lump-sum payment of approximately $82 million as proceeds from the sale of a portion of expected future tax credits to be earned by the Company under the State of Arkansas's Recycling Tax Credit program. These funds are to be used primarily for the acquisition of project related equipment, however they may also be used for the training and development of new employees hired for the facility. The Company is contingently liable for certain repayment penalties if the Company fails to meet certain employment requirements in any given period. In April 2022, the Company received a $3 million grant from Mississippi County, Arkansas, and in May 2022, the Company received a $50 million grant from the State of Arkansas Quick Action Closing Fund. Both grants pertain to the reimbursement of qualifying project costs. Deferred liabilities were recognized for each of these grants and are included in deferred credits and other noncurrent liabilities on the Condensed Consolidated Balance Sheet. For each of these incentives and grants, the balance of deferred income will be recognized into other gains, net in the accompanying Condensed Consolidated Statements of Operations on a systematic basis over the periods in which the Company earns the granted funds by complying with the investment and employment requirements of the grant programs.
In July 2024, the Company also received a lump-sum payment of approximately $75 million as proceeds from the sale of a portion of future tax credits to be earned by the Company under the State of Arkansas's Recycling Tax Credit program for the Phase II portion of the Big River Steel facilities. The Company is contingently liable for certain repayment penalties if the Company fails to meet certain employment requirements, and as such a deferred liability was recognized for this grant and will be amortized into other (gains) losses, net in the Condensed Consolidated Statements of Operations on a systematic basis over the periods in which the Company earns the granted funds by complying with the employment requirements of the grant program.
We have incurred and expect to continue to incur significant expenses in connection with the pending Transaction, including legal and investment banking fees.
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
U. S. Steel uses surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain obligations such as workers’ compensation. The total amount of active surety bonds, trusts and letters of credit being used for financial assurance purposes was approximately $193 million as of March 31, 2025, which reflects U. S. Steel’s maximum exposure under these financial guarantees, but not its total exposure for the underlying obligations. A significant portion of our trust arrangements and letters of credit are collateralized by the Credit Facility Agreement. The remaining trust arrangements and letters of credit are collateralized by restricted cash. Restricted cash, which is recorded in other current and noncurrent assets, totaled $44 million and $46 million at March 31, 2025, and December 31, 2024, respectively.
Capital Commitments – At March 31, 2025, U. S. Steel’s contractual commitments to acquire property, plant and equipment totaled $659 million.
Contractual Purchase Commitments – U. S. Steel is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. Payments for contracts with remaining terms in excess of one year are summarized below (in millions):

Remainder of 2025	2026	2027	2028	2029	Later Years	Total
$994	$1,068	$262	$224	$168	$668	$3,384
The majority of U. S. Steel’s unconditional purchase obligations relates to the supply of industrial gases, and certain energy and utility services with terms ranging from 14 months to 19 years. Unconditional purchase obligations also include coke and steam purchase commitments related to a coke supply agreement with Gateway Energy & Coke Company LLC (Gateway) under which Gateway is obligated to supply a minimum volume of the expected targeted annual production of the heat recovery coke plant, and U. S. Steel is obligated to purchase the coke from Gateway at the contract price. As of March 31, 2025, if U. S. Steel were to terminate the agreement, it may be obligated to pay in excess of $16 million.

As a result of the indefinite idling of the iron and steel making processes at Granite City Works, there were $54 million and $60 million of liabilities for unconditional purchase obligations as of March 31, 2025, and December 31, 2024, respectively.

Total payments relating to unconditional purchase obligations were $195 million and $200 million for the three months ended March 31, 2025, and 2024, respectively.
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
We do not expect to utilize the remaining $126 million of this authorization. No share repurchases were completed in the three months ended March 31, 2025, and March 31, 2024, as the Merger Agreement prohibits us from engaging in additional share repurchases without the consent of Purchaser.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Business update
As previously disclosed, on December 18, 2023, the Company entered into the Merger Agreement by and among the Company, Purchaser, Merger Sub, and solely as provided in Section 9.13 therein, NSC. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Purchaser (the “Transaction”).
The statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has now expired. In addition, all required regulatory approvals outside of the United States related to the Transaction have been received. The closing conditions to the Transaction include clearance by the Committee on Foreign Investment in the United States (“CFIUS”) under the Defense Production Act of 1950, as amended. Following referral of the transaction by CFIUS to the President of the United States, on January 3, 2025, President Biden issued an order prohibiting the Transaction and requiring the parties to abandon the Merger Agreement within thirty days. On January 10, 2025, CFIUS granted an extension of that deadline to June 18, 2025. On April 6, 2025, the President of the United States issued a Presidential Memorandum directing CFIUS to conduct a de novo review of the Transaction and to submit a recommendation to the President of the United States by May 21, 2025.
Segments update
Each of the Company's segments contributed positive financial results in the first quarter of 2025 even as lagging spot prices continued to impact all segments and the ramp-up of Big River 2 ("BR2") continued during the quarter.

The Flat-Rolled segment results were unfavorable compared to the fourth quarter 2024, primarily due to higher energy costs, mining-related seasonal impacts, and unfavorable raw material pricing, partially offset by favorable shipment volumes and average realized prices. Flat-Rolled segment results in the second quarter are expected to be favorable compared to the first quarter as a result of higher iron ore pellet sales and higher average selling prices partially offset by lower volumes and unfavorable raw material and operating costs mainly attributable to planned outages.

The Mini Mill segment results were favorable compared to the fourth quarter 2024, primarily due to higher shipment volumes partially offset by unfavorable metallics costs and slightly lower average realized prices. We expect the Mini Mill segment’s second quarter results to be improved in relation to the first quarter as a result of higher incremental shipment volumes from the ramp-up of BR2 and higher average selling prices.

The U. S. Steel Europe (USSE) segment results were favorable compared to the fourth quarter 2024, primarily due to favorable raw material costs and higher shipment volumes. Second quarter performance is expected to benefit from higher average selling prices and increased volumes, offset by unfavorable raw material costs and higher operating costs due to planned seasonal outage.

The Tubular segment results were favorable compared to fourth quarter 2024 results primarily due to higher average realized prices and increased seamless shipment volumes. The Company expects second quarter results to be broadly consistent in relation to the first quarter primarily driven by higher average selling prices partially offset by higher costs for outside purchased scrap.

Recent trade developments

The Company is closely monitoring recent trade developments, including increased, additional, and expanded tariffs on goods imported from various countries imposed by the U.S. government, as well as tariffs on U.S. goods imposed by various countries in response. There were significant changes to U.S. trade policy and import tariffs implemented in the first quarter of 2025, as described in the section titled "International Trade" below. The actions taken in March 2025 to strengthen the Section 232 national security action on steel imports are expected to provide increased support to the domestic steel industry as a whole, and are expected to have a positive material impact on our business and financial results. The impact on our business and financial results of other new tariff actions covering both upstream raw materials as well as downstream steel-intensive products (e.g., autos, appliances, and machinery) will depend on the effective date and duration, scope, coverage, and amounts of such tariffs, all of which continue to evolve.
RESULTS OF OPERATIONS
U. S. Steel's results in the three months ended March 31, 2025, compared to the same period in 2024, decreased across all segments.

•North American Flat-Rolled: Flat-Rolled results for the three months ended March 31, 2025, decreased compared to the prior three month period, primarily due to lower sales price across all products and volume across most products.

•Mini Mill: Mini Mill results for the three months ended March 31, 2025, decreased compared to the prior three month period, primarily due to lower sales price across all products.

•U. S. Steel Europe: USSE results for the three months ended March 31, 2025, decreased compared to the prior three month period, primarily due to lower sales volume and price across most products.

•Tubular: Tubular results for the three months ended March 31, 2025, decreased compared to the prior three month period, primarily due to lower sales price across most products and unfavorable product mix.
Net sales by segment for the three months ended March 31, 2025 and 2024 are set forth in the following table:

	Three Months Ended March 31,
(Dollars in millions, excluding intersegment sales)	2025	2024	% Change
Flat-Rolled	$2,189	$2,391	(8)%
Mini Mill	627	578	8%
USSE	659	918	(28)%
Tubular	248	271	(8)%
Total sales from reportable segments	3,723	4,158	(10)%
Other	4	2	100%
Net sales	$3,727	$4,160	(10)%

Management’s analysis of the percentage change in net sales for U. S. Steel’s reportable business segments for the three months ended March 31, 2025, versus the three months ended March 31, 2024:

	Steel Products (a)
	Volume	Price	Mix	FX (b)	Other (c)	Net Change
Flat-Rolled	(3)%	(5)%	—%	—%	—%	(8)%
Mini Mill	12%	(22)%	2%	—%	16%	8%
USSE	(20)%	(7)%	2%	(3)%	—%	(28)%
Tubular	18%	(18)%	(9)%	—%	1%	(8)%
(a) Excludes intersegment sales.
(b) Foreign currency translation effects.
(c) Primarily sales of raw materials and coke making by-products. For Mini Mill, Other includes the impact of BR2 net sales due to BR2 not being operational in the comparative period.

Net sales for the three months ended March 31, 2025, compared to the same period in 2024 were $3,727 million and $4,160 million, respectively.
•For the Flat-Rolled segment, the decrease in sales primarily resulted from lower average realized prices ($70 per ton) across all products and decreased shipments (64 thousand tons) across most products.
•For the Mini Mill segment, the increase in sales primarily resulted from increased shipments (214 thousand tons, of which BR2 contributed 146 thousand tons) across most products partially offset by lower average realized prices ($216 per ton) across all products.
•For the USSE segment, the decrease in sales primarily resulted from decreased shipments (216 thousand tons) across most products and lower average realized prices ($89 per ton) across most products.
•For the Tubular segment, the decrease in sales primarily resulted from lower average realized prices ($538 per ton) across most products and unfavorable product mix, partially offset by increased shipments (22 thousand tons).

Selling, general and administrative expenses

Selling, general and administrative expenses remain consistent and were $120 million and $119 million for the three months ended March 31, 2025 and 2024, respectively.

Restructuring and other charges
During the three months ended March 31, 2025 and 2024, the Company recognized restructuring and other charges of less than $1 million and $6 million, respectively. See Note 20 to the Condensed Consolidated Financial Statements for further details.

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

Idled Operations

In 2023, the Company indefinitely idled the iron and steel making assets at Granite City Works and the operations of UPI. These facilities remain indefinitely idled as of March 31, 2025.

In 2022, U. S. Steel indefinitely idled the majority of the tin mill operations at Gary Works. This included the Tin Line #5 and the Tin Line #6. Tin mill operations continue to operate at the Midwest plant.

The Company's Lorain Tubular and Lone Star Tubular Operations were initially idled in 2020 and remain indefinitely idled as of March 31, 2025.

The total carrying value of the fixed assets related to U. S. Steel's indefinitely idled operations as of March 31, 2025 is $110 million.

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

Earnings (loss) before interest, taxes, depreciation and amortization by segment (a)	Three Months Ended March 31,		% Change
(Dollars in millions)	2025	2024
Flat-Rolled	$104	$156	(33)%
Mini Mill	5	145	(97)%
USSE	35	46	(24)%
Tubular	25	69	(64)%
Other earnings (loss) before interest, taxes, depreciation and amortization	3	(2)	250%
Depreciation, depletion, and amortization	(249)	(210)	19%
Segment (loss) earnings before interest and income taxes	(77)	204	(138)%
Items not allocated to segments:
Restructuring and other charges	—	(6)
Stock-based compensation expense	(15)	(11)
Asset impairment charges	—	(7)
Environmental remediation charges	(1)	(2)
Strategic alternatives review process costs	(23)	(23)
Other charges, net	(6)	(1)
Total (loss) earnings before interest and income taxes	$(122)	$154	(179)%
(a) See Note 4 to the Condensed Consolidated Financial Statements for reconciliations and other details.

Segment results for Flat-Rolled	Three Months Ended March 31,		% Change
(Dollars in Millions)	2025	2024
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$104	$156	(33)%
Depreciation, depletion and amortization	117	122	(4)%
(Loss) earnings before interest and income taxes	$(13)	$34	(138)%
Gross margin	7%	9%	(2)%
Raw steel production (mnt)	2,105	2,111	—%
Capability utilization	65%	64%	1%
Steel shipments (mnt)	1,985	2,049	(3)%
Average realized steel price per ton	$984	$1,054	(7)%

The decrease in Flat-Rolled results for the three months ended March 31, 2025, compared to the same period in 2024 was primarily due to:
•lower average realized prices, including mix (approximately $115 million)
•decreased shipments (approximately $20 million)
•lower other sales (approximately $10 million)
•higher energy costs (approximately $40 million)
•unfavorable equity investees income (approximately $5 million), these changes were partially offset by:
•lower raw material costs (approximately $15 million)
•lower operating costs, primarily the absence of prior period idling-related impacts (approximately $45 million)
•lower other costs, primarily derivative gains and lower profit-based payments (approximately $80 million).

Gross margin for the three months ended March 31, 2025, compared to the same period in 2024 decreased primarily as a result of lower average realized prices and lower sales volume.

Segment results for Mini Mill	Three Months Ended March 31,		% Change
(Dollars in Millions)	2025	2024
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$5	$145	(97)%
Depreciation, depletion and amortization	88	46	91%
(Loss) earnings before interest and income taxes	$(83)	$99	(184)%
Gross margin	2%	29%	(27)%
Raw steel production (mnt)	965	717	35%
Capability utilization	62%	87%	(25)%
Steel shipments (mnt)	782	568	38%
Average realized steel price per ton	$761	$977	(22)%

The decrease in Mini Mill results for the three months ended March 31, 2025, compared to the same period in 2024 was primarily due to:
•lower average realized prices, including mix (approximately $155 million)
•higher other costs, which includes all BR2-related variance, primarily attributable to ramp-up related costs (approximately $45 million), these changes were partially offset by:
•increased shipments (approximately $15 million)
•lower raw material costs (approximately $45 million).

Gross margin for the three months ended March 31, 2025, compared to the same period in 2024 decreased primarily as a result of lower average realized sales prices.

Segment results for USSE	Three Months Ended March 31,		% Change
(Dollars in Millions)	2025	2024
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$35	$46	(24)%
Depreciation, depletion and amortization	31	30	3%
Earnings before interest and income taxes	$4	$16	(75)%
Gross margin	7%	6%	1%
Raw steel production (mnt)	956	1,079	(11)%
Capability utilization	78%	87%	(9)%
Steel shipments (mnt)	856	1,072	(20)%
Average realized steel price per ($/ton)	$741	$830	(11)%
Average realized steel price per (€/ton)	$703	$764	(8)%

The decrease in USSE results for the three months ended March 31, 2025, compared to the same period in 2024 was primarily due to:
•lower average realized prices, including mix (approximately $65 million)
•decreased shipments (approximately $15 million)
•lower other sales (approximately $5 million)
•higher energy costs (approximately $15 million)
•weakening of the Euro versus the U.S. dollar (approximately $5 million), these changes were partially offset by:
•lower raw material costs, which include inventory revaluations and CO2 accrual adjustments, primarily driven by lower coal and iron ore costs (approximately $95 million).

Gross margin for the three months ended March 31, 2025, compared to the same period in 2024 increased, primarily due to lower raw material costs.

Segment results for Tubular	Three Months Ended March 31,		% Change
(Dollars in Millions)	2025	2024
Earnings before interest, taxes, depreciation and amortization (EBITDA)	$25	$69	(64)%
Depreciation, depletion and amortization	13	12	8%
Earnings before interest and income taxes	$12	$57	(79)%
Gross margin	12%	24%	(12)%
Raw steel production (mnt)	161	146	10%
Capability utilization	73%	65%	8%
Steel shipments (mnt)	136	114	19%
Average realized steel price per ton	$1,729	$2,267	(24)%

The decrease in Tubular results for the three months ended March 31, 2025, compared to the same period in 2024 was primarily due to:
•lower average realized prices (approximately $50 million)
•higher other costs, primarily driven by unfavorable equity investees income (approximately $10 million), these changes were partially offset by:
•increased shipments (approximately $10 million)
•lower raw material costs (approximately $5 million).
Gross margin for the three months ended March 31, 2025, compared to the same period in 2024 decreased primarily as a result of lower average realized prices and unfavorable product mix.

Net interest and other financial costs (income)

	Three Months Ended March 31,		% Change
(Dollars in millions)	2025	2024
Interest expense	$45	$2	(2,150)%
Interest income	(10)	(32)	(69)%
Loss on debt extinguishment	—	1	(100)%
Other financial costs	1	11	91%
Net periodic benefit income	(4)	(33)	(88)%
Net gain from investments related to active employee benefits	(7)	(4)	75%
Total net interest and other financial costs (income)	$25	$(55)	(145)%

Net interest and other financial income declined in the three months ended March 31, 2025, as compared to the same period in 2024 primarily due to increased interest expense as a result of decreased capitalized interest, decreased interest income resulting from a lower cash balance, and reduced net periodic benefit income from plan maturation and expiration of prior service credits.

Income tax (benefit) expense

Income tax was a (benefit) of $(31) million and an expense of $38 million for the three months ended March 31, 2025 and 2024, respectively. The change from the prior year period was primarily due to a decrease in earnings before taxes.

Net earnings

United States Steel Corporation had a net loss of $116 million and earnings of $171 million for the three months ended March 31, 2025 and 2024, respectively. The changes primarily reflect the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net Cash Used in Operating Activities

Net cash used in operating activities was $374 million for the three months ended March 31, 2025, compared to $28 million in the same period in 2024. The period over period decrease in cash from operations was primarily due to lower net earnings and changes in working capital. Changes in working capital can vary significantly depending on factors such as the timing of inventory production and purchases, which is affected by the length of our business cycles as well as our captive raw materials position, customer payments of accounts receivable and payments to vendors in the regular course of business.

As shown below our cash conversion cycle for the first quarter of 2025 increased by 2 days as compared to the fourth quarter of 2024.

Cash Conversion Cycle	First Quarter of 2025		Fourth Quarter of 2024
	$ millions	Days	$ millions	Days
Accounts receivable, net (a)	$1,649	37	$1,398	40

+ Inventories (b)	$2,372	59	$2,168	58

- Accounts Payable and Other Accrued Liabilities (c)	$2,656	68	$2,601	72
= Cash Conversion Cycle (d)		28		26
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

The last-in, first-out (LIFO) inventory method is the predominant method of inventory costing for our Flat-Rolled and Tubular segments. Based on the Company’s latest internal forecasts and its inventory requirements, management believes there will not be significant permanent LIFO liquidations that would impact earnings for the remainder of 2025.

Net Cash Used in Investing Activities

Net cash used in investing activities was $358 million for the three months ended March 31, 2025, compared to $645 million in the same period in 2024. The period over period decrease in net cash used in investing activities was primarily due to decreased capital expenditures (discussed in more detail below).

Capital expenditures for the three months ended March 31, 2025, were $359 million, compared with $640 million in the same period in 2024. Mini Mill capital expenditures were $181 million and included spending for the dual Galvalume®/galvanized coating, NGO, and color coating lines. Flat-Rolled capital expenditures were $138 million which includes blast furnace repairs at Gary Works, environmental projects and equipment purchases at Minnesota Ore Operations, and other infrastructure and environmental projects across the Flat-Rolled footprint. USSE capital expenditures were $33 million and included spending for the blast furnace stove repairs and upgrades, as well as the enterprise resource planning (ERP) and various other projects. Tubular capital expenditures were $7 million and included spending to support steelmaking, infrastructure, and environmental projects within the Tubular footprint.

Net Cash Used in Financing Activities

Net cash used in financing activities was $50 million for the three months ended March 31, 2025, compared to $46 million in the same period in 2024 and remained consistent period over period.

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

We use surety bonds, trusts and letters of credit to provide whole or partial financial assurance for certain transactions and business activities. The use of some forms of financial assurance and cash collateral have a negative impact on liquidity. U. S. Steel has committed approximately $193 million of liquidity sources for financial assurance purposes as of March 31, 2025. Changes in certain of these commitments which use collateral are reflected within cash, cash equivalents and restricted cash on the Condensed Consolidated Statement of Cash Flows.

Share Repurchases

On July 25, 2022, the Board of Directors authorized a share repurchase program that allows for the repurchase of up to $500 million of its outstanding common stock from time to time in the open market or privately negotiated transactions at the discretion of management. The Company's share repurchase program does not obligate it to acquire any specific number of shares. There was no common stock repurchased under our share repurchase programs in the three months ended March 31, 2025 and we do not expect to utilize the remainder of this authorization as the Merger Agreement prohibits us from engaging in additional share repurchases without the consent of Purchaser. See Note 22 to the Condensed Consolidated Financial Statements for further details.
Capital Requirements

U. S. Steel’s contractual commitments to acquire property, plant and equipment at March 31, 2025, totaled $659 million.
Liquidity
The following table summarizes U. S. Steel’s liquidity as of March 31, 2025:

(Dollars in millions)
Cash and cash equivalents	$594
Amount available under Credit Facility Agreement	1,746
Amount available under Big River Steel - Revolving Line of Credit	350
Amount available under USSK Credit Agreement and USSK Credit Facility	178
Total estimated liquidity	$2,868

We finished the first quarter of 2025 with $594 million of cash and cash equivalents and $2,868 million of total liquidity. Available cash is left on deposit with financial institutions or invested in highly liquid securities with parties we believe to be creditworthy. Substantially all of the liquidity attributable to our foreign subsidiaries can be accessed without the imposition of income taxes as a result of a prior election to liquidate for U.S. income tax purposes a foreign subsidiary that holds most of our international operations.

We expect that our estimated liquidity requirements will consist primarily of our 2025 planned strategic capital expenditures, working capital requirements, debt service, and operating costs and employee benefits for our operations. Our available liquidity at March 31, 2025 consists principally of our cash and cash equivalents and available borrowings under the Credit Facility Agreement, Big River Steel ABL Facility, USSK Credit Agreement and the USSK Credit Facility.

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

The underlying costs from suppliers that elected to participate in the SCF program are generally recorded in cost of sales in the Company’s Condensed Consolidated Statement of Operations. Amounts due to suppliers who participate in the SCF program are reflected in accounts payable and accrued expenses on the Company’s Condensed Consolidated Balance Sheet and payments on the obligations by our suppliers are included in cash used in operating activities in the Condensed Consolidated Statement of Cash Flows. As of March 31, 2025, the Company's outstanding obligations confirmed as valid under its SCF program were $171 million.
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

EU Environmental Requirements and Slovak Operations
Phase IV of the EU Emissions Trading System (the EU ETS) commenced on January 1, 2021 and will finish on December 31, 2030. The European Commission issued final approval of the updated 2021-2025 Slovak National Allocation table in February 2022. The Slovak Ministry of Environment allocated 6.2 million metric tons of European Union Emission Allowances (EUA) at no charge (free allowances or free allocation) to USSE in March 2024, and the 2025 free allocation is expected in June 2025. As of March 31, 2025, we have pre-purchased approximately 2.22 million EUA totaling €161 million (approximately $174 million) via spot purchases or settled forwards to cover the 2024 shortfall of emission allowances and expected shortfall in subsequent years.

The EU’s Industrial Emissions Directive requires implementation of EU determined best available techniques (BAT) for Iron and Steel production to reduce environmental impacts as well as compliance with BAT associated emission levels. Total capital expenditures for projects to go beyond BAT requirements were €138 million (approximately $149 million). These costs were partially offset by the EU funding received and may be mitigated over the next measurement periods if USSK complies with certain financial covenants, which are assessed annually. If we are unable to meet these covenants in the future, USSK might be required to provide additional collateral (e.g., bank guarantee) to secure 50 percent of the EU funding received. USSK complied with these covenants as of March 31, 2025, and no additional collateral will be required by the end of June 30, 2025. By this next assessment date, we expect that nine of the fifteen total projects will pass the sustainability monitoring and will be excluded from further assessment to provide additional collateral if the covenants are not met. The last assessment of financial covenants will be performed as of June 30, 2026.

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

In order to achieve the EU political goal of carbon emissions neutrality by 2050, on July 14, 2021, the European Commission released a package of legislative proposals called Fit for 55. The proposals contain significant changes to current EU ETS functions and requirements, including: a new carbon border adjustment mechanism (CBAM) to impose carbon fees on EU imports, further reduction of free CO2 allowance allocation to heavy industry and measures to strengthen the supply of carbon allowances. The initial phase started on October 1, 2023, with only a reporting obligation without financial impact. The full scale of CBAM will commence on January 1, 2026. CBAM will have an impact on USSK's free allocation starting in 2026 where initial reduction to 97.5% starts until 2035 with no free allocation. Another implication of CBAM is the customs duty that will require USSK to cover all its imports from third parties with CBAM Certificates representing embedded emissions in goods imported. The legislative process is being impacted by the ongoing Russia-Ukraine crisis. In light of the current geopolitical issues, the EU has launched an initiative to ease administrative burden on its industry, with the main focus being environmental and greenhouse gas-related legislation, including CBAM. The proposals are subject to the EU legislative process, and we cannot predict their future impact.

On March 12, 2025, the U.S. EPA announced its intentions to formally reconsider its 2009 Greenhouse Gas Endangerment Finding in collaboration with the Office of Management and Budget (OMB) and other relevant agencies. The U.S. EPA also indicated that it intends to reconsider all of its prior regulations and actions that rely on the Endangerment Finding.

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

On July 13, 2020, the U.S. EPA published a Residual Risk and Technology Review rule for the Integrated Iron and Steel MACT category in the Federal Register. Based on the results of the U.S. EPA’s risk review, the agency determined that risks due to emissions of air toxics from the Integrated Iron and Steel category are acceptable and that the current regulations provided an ample margin of safety to protect public health. Under the technology review, the U.S. EPA determined that there are no developments in practices, processes or control technologies that necessitate revision of the standards. In September 2020, several petitions for review of the rule, including those filed by the Company, the American Iron and Steel Institute (the AISI), Clean Air Council and others, were filed with the United States Court of Appeals for the D.C. Circuit (D.C. Circuit). The cases were consolidated and are being held in abeyance until the U.S. EPA reviews and responds to administrative petitions for review. The U.S. EPA proposed a revised iron and steel rule on July 31, 2023. U. S. Steel and other entities submitted extensive comments to the U.S. EPA on September 28, 2023. The U.S. EPA signed the final integrated iron and steel rule on March 11, 2024, and it was published in the Federal Register on April 3, 2024 (Integrated Iron and Steel Rule). U. S. Steel filed a Petition for Reconsideration with the U.S. EPA and a Petition for Review in the D.C. Circuit challenging the final rule on June 6, 2024. U. S. Steel sought a stay of the rule pending the legal challenges. The motion for stay was denied by the D.C. Circuit in November 2024 and parties filed a request for En Banc review on December 6, 2024 which was denied. On August 14, 2024, and supplemented by a letter dated March 5, 2025, the U.S. EPA announced the convening of a proceeding for reconsideration of certain requirements of the April 3, 2024 rule. On March 12, 2025, the U.S. EPA again announced its intentions to reconsider the Integrated Iron and Steel Rule. On March 31, 2025, the U.S. EPA issued a Clean Air Act administrative stay of the Integrated Iron and Steel Rule’s provisions establishing deadlines in calendar year 2025 for 90-days pending reconsideration. In addition, on March 31, 2025, in response to the U.S. EPA’s announcement that it would consider requests for Clean Air Act Section 112 Presidential Exemptions from nine rules, including the Integrated Iron and Steel Rule, U. S. Steel submitted a request for a two-year Presidential Exemption. Any impacts to the Company are not estimable at this time.

For the Taconite Iron Ore Processing category, based on the results of the U.S. EPA's risk review, the agency promulgated a final rule on July 28, 2020, in which the U.S. EPA determined that risks from emissions of air toxics from this source category are acceptable and that the existing standards provide an ample margin of safety. Furthermore, under the technology review, the agency identified no cost-effective developments in controls, practices, or processes to achieve further emissions reductions. Petitions for Review of the rule were filed in the D.C. Circuit, in which the Company and the AISI intervened. The U.S. EPA signed the Taconite Rule on January 31, 2024 and it was published in the Federal Register on March 6, 2024 (Taconite MACT Rule). U. S. Steel filed a Petition for Reconsideration with the U.S. EPA and Petitions for Review with the United States Court of Appeals for the Eighth Circuit and the D.C. Circuit on May 3, 2024, challenging the final Taconite MACT Rule. The Petition for Review is now with the D.C. Circuit and briefing is ongoing. A stay was sought and denied by the D.C. Circuit. On March 12,

2025, the U.S. EPA announced its intentions to reconsider the Taconite MACT Rule, but U. S. Steel has yet to receive any correspondence from the U.S. EPA regarding the reconsideration of the Taconite MACT Rule. In addition, on March 31, 2025, in response to the U.S. EPA’s announcement that it would consider requests for Clean Air Act Section 112 Presidential Exemptions from nine rules, including the Taconite MACT Rule, U. S. Steel submitted a request for a two-year Presidential Exemption. Any impacts to the Company are not estimable at this time.

The U.S. EPA published the final Coke MACT residual risk and technology rule in the Federal Register on July 5, 2024 (Coke MACT Rule). The final rule imposes lower emission limits as well as new emission limits and work practices for many emission sources at by-product and heat recovery coke plants. U. S. Steel is reviewing the final version of the rule to determine next steps. On August 30, 2024, the Company, through the American Coke and Coal Chemicals Institute (ACCCI) and Coke Environmental Task Force (COETF), filed a Petition for Review of the Coke MACT Rule with the D.C. Circuit. On September 3, 2024, the Company separately and jointly with the ACCCI and COETF submitted the Petitions for Reconsideration and Administrative Stay of the final Coke MACT Rule with the U.S. EPA. The Company through ACCCI and COETF filed a motion to stay the final Coke MACT Rule with the D.C. Circuit which was denied. Briefing will continue in 2025. Pursuant to Clean Air Act § 112(i)(3)(B) and 40 CFR § 63.6(i), on March 7, 2025, U. S. Steel submitted a request for a one-year compliance extension for compliance dates required by the Coke MACT Rule. In its response, the U.S. EPA informed that it intends to issue a proposed rule seeking public comment on the issues it is reconsidering and related proposed changes to the rule. The U.S. EPA expects to take final action by June 2026. On March 12, 2025, the U.S. EPA announced its intentions to reconsider the Coke MACT Rule. On March 20, 2025, the U.S. EPA responded to U. S. Steel’s petition for reconsideration and indicated that it intends to reconsider the provisions of the Coke MACT Rule that U. S. Steel sought reconsideration of. In addition, on March 31, 2025, in response to the U.S. EPA’s announcement that it would consider requests for Clean Air Act Section 112 Presidential Exemptions for nine rules, including the Coke MACT Rule, U. S. Steel submitted a request for a two-year Presidential Exemption. Any impacts are not estimable at this time.

In response to Court orders that invalidated prior U.S. EPA determinations regarding ozone attainment interference, on April 6, 2022, the U.S. EPA proposed a Federal Implementation Plan (that would replace several pending or disapproved State Implementation Plans) for Regional Ozone Transport for the 2015 Ozone National Ambient Air Quality Standard. The proposed rule would affect electric generating units (EGUs) in 26 states and certain non-EGU industries, including, among several others, coke ovens, taconite production kilns, boilers, blast furnaces, basic oxygen furnaces, reheating furnaces, and annealing furnaces in 23 states, including those where U. S. Steel has operations. The U.S. EPA announced the final rule on March 15, 2023. The final rule only included regulation of boilers and reheat furnaces for the iron and steel industry limiting the potential impacts on the Company. U. S. Steel filed an administrative petition for review and a petition for judicial review to the rule on August 4, 2023. The matter remains before the U.S. EPA Administrator (administrative) and the D.C. Circuit (judicial). While U. S. Steel’s and others’ petitions to stay the effectiveness of the rule were denied by the D.C. Circuit, the Company, as well as other petitioners, have filed applications to stay the effectiveness of the rule with the Supreme Court of the United States (U.S. Supreme Court). The U.S. Supreme Court granted the stay on June 27, 2024. The effective dates of the rule will be stayed during the pendency of the lower court challenges. Litigation in the D.C. Circuit, in which U. S. Steel is a petitioner, remains ongoing. The U.S. EPA requested the D.C. Circuit remand the administrative record, which was granted, and the record was remanded on December 4, 2024. On March 10, 2025, the U.S. EPA filed a motion to voluntarily remand the Good Neighbor Rule and requested that the matter be held in abeyance during remand. The motion remains pending with the Court. Any impacts to the Company are not estimable at this time.

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

The case remains in abeyance before the court as the U.S. EPA voluntarily reconsiders the PM2.5 NAAQS. On January 6, 2023, the U.S. EPA proposed to lower the annual PM2.5 NAAQS from the current 12 ug/m3 standard to within the range of 9.0 to 10.0 ug/m3. On March 6, 2024, the U.S. EPA published a final rule to significantly lower the primary annual PM2.5 NAAQS standard from 12.0 ug/m3 to 9.0 ug/m3. In the rule, the U.S. EPA retained the primary 24-hour PM2.5 standard at the level of 35 ug/m3. The rule is being challenged by 24 states as well as trade groups in the D.C. Circuit. Because area designations and State Implementation Plans have not yet been made, any impacts to the Company are not estimable at this time. On March 12, 2025, the U.S. EPA announced its intention to reconsider the PM2.5 NAAQS that was promulgated on March 6, 2024.

For further discussion of relevant environmental matters, including environmental remediation obligations, see "Item 1. Legal Proceedings - Environmental Proceedings."
OFF-BALANCE SHEET ARRANGEMENTS
U. S. Steel did not enter into any new material off-balance sheet arrangements during the first quarter of 2025.

INTERNATIONAL TRADE
U. S. Steel continues to face import competition, much of which is unfairly traded and fueled by massive global steel overcapacity, currently estimated to be over 663 million net tons per year—more than six times the entire U.S. steel market and over twenty-three times total U.S. steel imports. These imports and overcapacity negatively impact the Company’s operational and financial performance. U. S. Steel continues to lead efforts to address these challenges that threaten the Company, our workers, our stockholders and our country’s national and economic security.

Pursuant to a series of Presidential Proclamations issued in accordance with Section 232 of the Trade Expansion Act of 1962, U.S. imports of certain steel products from all countries are subject to a 25 percent tariff. The Section 232 action on steel imports was first implemented in March 2018. Effective March 12, 2025, previously negotiated country-specific Section 232 exemptions and alternative quota arrangements are revoked, and certain additional downstream “derivative” steel products are also subject to the 25 percent tariff.

For more than seven years, the Section 232 steel action has supported the U.S. steel industry and U. S. Steel’s investments in advanced steel production capabilities and skills, strengthening U.S. national and economic security. The Company continues to actively defend the Section 232 steel action.

Pursuant to Section 301 of the Trade Act of 1974, most imports from China, including certain raw materials used in steel production, semi-finished and finished steel products and downstream steel-intensive products, are subject to additional tariffs of 7.5 to 100 percent. These China Section 301 tariffs were first implemented in July 2018 and have been adjusted several times but remain in effect with no expiration date or steel product exclusions.

In March 2025, President Trump announced new Section 232 tariffs of 25 percent on U.S. imports of passenger vehicles and light trucks (autos), effective April 3, 2025, and most auto parts effective May 3, 2025. The Section 232 auto tariffs do not apply to the U.S.-content of autos meeting the United States–Mexico–Canada Agreement (USMCA) rules of origin, which include North American steel and high-wage labor value content requirements.

Pursuant to a series of Presidential Proclamations issued between February 1 and April 30, 2025, invoking the International Emergency Economic Powers Act (IEEPA) to address illegal fentanyl trade, illegal migration, and/or “non-reciprocal” trade, U.S. imports of most products are now subject to additional tariffs. As of April 30, 2025, most U.S. imports from China are subject to 145 percent IEEPA tariffs, non-USMCA compliant U.S. imports from Canada and Mexico are subject to 10 to 25 percent IEEPA tariffs, and most U.S. imports from other countries are subject to a 10 percent IEEPA tariff for non-reciprocal trade. For certain countries, these 10 percent IEEPA tariffs are scheduled to increase to a maximum of 50 percent tariffs by July 9, 2025. The IEEPA tariffs addressing non-reciprocal trade do not apply to products covered by Section 232 tariffs (including steel and autos) but do cover certain upstream raw materials and most downstream steel-intensive products.

In February 2019, the European Commission (EC) implemented a definitive safeguard on global steel imports in the form of tariff rate quotas (TRQs) that impose 25 percent tariffs on steel imports that exceed the TRQ limit. The EC’s safeguard is currently set to expire in June 2026. In March 2025, the EC released a Steel and Metals Action Plan including, among other things, a proposal for a post-safeguard trade regime that addresses steel imports and global steel overcapacity.

Antidumping duties (AD) and countervailing duties (CVD or antisubsidy duties) apply in addition to the Section 232, Section 301 and IEEPA tariffs, as well as the EC’s safeguard, and AD/CVD orders may continue beyond the other special trade actions. U. S. Steel continues to actively defend and maintain the 69 U.S. AD/CVD orders and 15 EU AD/CVD orders covering U. S. Steel products in multiple proceedings before the U.S. Department of Commerce (DOC), U.S. International Trade Commission (ITC), U.S. Court of International Trade, U.S. Court of Appeals for the Federal Circuit, the EC and European courts, and the World Trade Organization.

In September 2024, DOC initiated new AD/CVD investigations on U.S. imports of corrosion-resistant steel (CORE) from ten countries based on petitions filed by U. S. Steel, Wheeling-Nippon, the USW, Nucor, and Steel Dynamics. In October 2024, the ITC made affirmative preliminary determinations on all ten countries. In February 2025, DOC issued affirmative preliminary CVD determinations on Brazil, Canada, Mexico, and Vietnam. In April 2025, DOC issued affirmative preliminary AD determinations on all ten countries. DOC and the ITC will issue final determinations in the third quarter of 2025.

In April 2025, the EC issued a final disclosure related to its AD investigation of tin plate from China, with definitive measures expected in July 2025.

In April 2025, the EC issued preliminary affirmative decisions in new AD investigations on EU imports of hot-rolled steel from Egypt, India, Japan, and Vietnam, with a final decision expected in October 2025.

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

For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There were no material changes in U. S. Steel's exposure to market risk from December 31, 2024.

Item 4.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
U. S. Steel has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2025. These disclosure controls and procedures are the controls and other procedures that were designed to ensure that information required to be disclosed in reports that are filed with or submitted to the SEC are: (1) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in applicable law and regulations. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, U. S. Steel’s disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have not been any changes in U. S. Steel’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, which have materially affected, or are reasonably likely to materially affect, U. S. Steel’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
On January 6, 2025, the Company, NSC and Purchaser jointly filed lawsuits related to the Transaction. A Petition for Review was filed in the United States Court of Appeals for the District of Columbia Circuit (the "Court of Appeals") alleging that President Biden’s order blocking the Transaction was issued for purely political reasons, which are irrelevant to U.S. national security, challenging the decision by the President of the United States and the CFIUS process as violating the constitutional due process rights of the Company, NSC and Purchaser, as well as the applicable statute governing CFIUS and the Administrative Procedure Act, and as an exercise of power that exceeded the authority provided to the President of the United States under the applicable statute. The Petition names as respondents Joseph R. Biden, in his official capacity as President of the United States, CFIUS, Janet L. Yellen, in her official capacity as Secretary of the Treasury and Chairperson of CFIUS, and Merrick B. Garland, in his official capacity as United States Attorney General. The Petition asks the Court of Appeals to set aside the unlawful CFIUS review process and the President’s accompanying order, and to instruct CFIUS to conduct a new review of the Transaction that is consistent with the petitioners’ due process rights and its own statutory obligations. On April 6, 2025, President Trump issued a Presidential Memorandum directing CFIUS to conduct a de novo review of the Transaction and directing CFIUS to submit a recommendation to President Trump by May 21, 2025. In light of the Presidential Memorandum, the Department of Justice filed a motion, which the Court of Appeals subsequently approved, to place the CFIUS litigation in abeyance for sixty days from the date of the Presidential Memorandum to June 5, 2025, to provide CFIUS with the forty-five days contemplated in the Presidential Memorandum to complete its de novo review and President Trump with an additional fifteen days to act on any recommendation from CFIUS.
On January 6, 2025, the Company, NSC and Purchaser jointly filed a complaint and motion for a preliminary injunction and for an expedited hearing in the United States District Court for the Western District of Pennsylvania (the "Western District Court") against Cliffs, Cliffs’ Chief Executive Officer Lourenco Goncalves, and the President of the USW, David McCall (Cliffs, Mr. Goncalves and Mr. McCall collectively, the “Defendants”), for engaging in a coordinated series of anticompetitive and racketeering activities illegally designed to prevent any party other than Cliffs from acquiring the Company as part of an illegal campaign to monopolize critical domestic steel markets. This suit asserts antitrust claims under Sections 1 and 2 of the Sherman Act, violations of the Racketeer Influenced and Corrupt Organizations (RICO) Act, and tortious interference claims and seeks an injunction preventing Cliffs, Mr. Goncalves, and Mr. McCall from engaging in further collusive and anticompetitive behavior, and to impose substantial monetary damages for their conduct. The Defendants filed motions to dismiss certain counts of the complaint. On March 12, 2025, the Western District Court held oral argument on the motions. A ruling on the motions remains pending.
Following announcement of the Transaction, the Company received eleven demand letters from putative stockholders (collectively, the “Demand Letters”) alleging that the disclosures contained in the preliminary proxy statement, as amended, and/or the definitive proxy statement, in each case filed with the Securities and Exchange Commission in connection with a special meeting of stockholders held on April 12, 2024 to consider the Transaction, were deficient and demanding that certain corrective disclosures be made. The Company believes that the Demand Letters are without merit; however solely in order to mitigate any risk of the Demand Letters delaying or otherwise adversely affecting the consummation of the Transaction and to minimize any costs, risks, and uncertainties inherent in any potential litigation related thereto, and without admitting any liability or wrongdoing, voluntarily made supplemental disclosures on a Form 8-K.
GENERAL LITIGATION

On June 8, 2021, JSW Steel (USA) Inc. and JSW Steel USA Ohio, Inc. (collectively, JSW), U.S. based subsidiaries of Indian steelmaker JSW Steel, filed suit in the United States District Court for the Southern District of Texas against Nucor, U. S. Steel, AK Steel Holding Group and Cleveland-Cliffs (collectively, the JSW Defendants) alleging that the Defendants operated as a cartel and formed a conspiracy to boycott JSW from obtaining semi-finished steel slabs. JSW alleges that the JSW Defendants acted in violation of Section 1 of the Sherman Act and the Clayton Act (federal antitrust), and violation of the Texas Free Enterprise and Antitrust Act. JSW also alleges that the JSW Defendants formed a civil conspiracy in violation of Texas common law, and that the JSW Defendants tortiously interfered with JSW’s business relationships. The basis for JSW’s allegations relate to the JSW Defendants participation in the DOC's Section 232 process, including the JSW Defendants’ support of the enactment of the President’s Section 232 proclamation, statements made by the JSW Defendants after the enactment of Section 232, and the JSW Defendants’ participation in the Section 232 exclusion process. Plaintiffs seek monetary damages including $45 million for payment of Section 232 tariffs and unspecified amounts for financial penalties, termination fees and lost profits as well as other damages. U. S. Steel, along with the other JSW Defendants, filed a Motion to Dismiss the case on August 17, 2021. On February 17, 2022, the Court issued an opinion dismissing JSW’s antitrust complaint with prejudice. JSW filed a timely notice of appeal with the United States Court of Appeals for the Fifth Circuit (Fifth Circuit), and oral argument occurred on February 6, 2023. On March 17, 2025, the Fifth Circuit panel issued a unanimous opinion affirming the District Court’s dismissal of the case with prejudice.

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

ENVIRONMENTAL PROCEEDINGS
The following is a summary of the proceedings of U. S. Steel that were pending or contemplated as of March 31, 2025, under federal and state environmental laws, and which U. S. Steel reasonably believes may result in monetary sanctions of at least $1 million (the threshold chosen by U. S. Steel as permitted by Item 103 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended). Information about specific sites where U. S. Steel is or has been engaged in significant clean up or remediation activities is also summarized below. Except as described herein, it is not possible to accurately predict the ultimate outcome of these matters.

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

As of March 31, 2025, U. S. Steel has received information requests or been identified as a PRP at a total of four CERCLA sites, three of which have liabilities that have not been resolved. Based on currently available information, which is in many cases preliminary and incomplete, management believes that U. S. Steel’s liability for CERCLA cleanup and remediation costs at one of the other sites will be over $5 million as described below.

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

Remediation contracts were issued by both U. S. Steel and GLNPO for the first phase of the remedial work at the site during the fourth quarter of 2020. U. S. Steel and GLNPO have completed the second phase of work at the site which extended through early 2022. The final phase of the remedial design has been defined and another amendment to the Project Agreement between U. S. Steel and GLNPO was executed in December 2021. Execution of this final phase is in progress and is expected to extend through mid-2025 for habitat restoration. U. S. Steel's portion of additional, design, oversight costs, and implementation of all three phases of the preferred remedial alternative on the upland property and Estuary are currently estimated as of March 31, 2025 at approximately $6 million.

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

Gary Works

On October 23, 1998, the U.S. EPA issued a final Administrative Order on Consent (Order) addressing Corrective Action for Solid Waste Management Units (SWMU) throughout Gary Works. This Order requires U. S. Steel to perform an RCRA Facility Investigation, a Corrective Measures Study and Corrective Measure Implementation. Evaluations are underway at six groundwater areas on the east side of the facility. A remedial groundwater treatment system has been operating at one of the six areas since 2021. An Interim Stabilization Measure work plan was approved by the U.S. EPA for a second area where installation and start-up of the remedial system was completed in 2023. Until the remaining Phase I work and Phase II field investigations are completed, it is not possible to assess what additional expenditures will be necessary for Corrective Action projects at Gary Works. In total, the accrued liability for Corrective Action projects is approximately $23 million as of March 31, 2025, based on our current estimate of known remaining costs.

Geneva Works

At U. S. Steel’s former Geneva Works, liability for environmental remediation, including the closure of three hazardous waste impoundments and facility-wide corrective action, has been allocated between U. S. Steel and the current property owner pursuant to an agreement and a permit issued by the Utah Department of Environmental Quality (UDEQ). Having completed the investigation on a majority of the remaining areas identified in the permit, U. S. Steel had determined the most effective means to address the remaining impacted material was to manage those materials in a previously approved on-site Corrective Action Management Unit (CAMU). U. S. Steel awarded a contract for the implementation of the CAMU project during the fourth quarter of 2018. Construction, waste stabilization and placement, along with closure of the CAMU, were substantially completed in the fourth quarter of 2020. Work at the site is now focused on addressing groundwater impacts in discrete areas. U. S. Steel has an accrued liability of approximately $17 million as of March 31, 2025 for our estimated share of the remaining costs of remediation at the site.

USS-UPI LLC

In February 2020, U. S. Steel purchased the remaining 50 percent interest in USS-POSCO Industries, a former joint venture that is located in Pittsburg, California between subsidiaries of U. S. Steel and POSCO, now known as USS-UPI, LLC. Prior to formation of the joint venture, UPI's facilities were previously owned and operated solely by U. S. Steel, which assumed responsibility for the existing environmental conditions. U. S. Steel continues to monitor the impacts of the remedial plan implemented in 2016 to address groundwater impacts from trichloroethylene at SWMU 4. Work began in 2024 to complete removal of hazardous materials and decommission the northwest portion of Building A (SWMU 4.1) and the 54” and 66” Pickle Lines. Additionally, evaluations continue for the SWMUs, known as the Northern Boundary Group, and it is likely that corrective measures will be required, but it is not possible at this time to define a scope or estimate costs for what may be required by the California Department of Toxic Substances Control. As such, there has been no material change in the status of the project during the three months ended March 31, 2025. As of March 31, 2025, approximately $3 million has been accrued for ongoing environmental studies, investigations and remedial monitoring. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

Fairfield Works

A consent decree was signed by U. S. Steel, the U.S. EPA and the U.S. Department of Justice and filed with the United States District Court for the Northern District of Alabama (United States of America v. USX Corporation) in December 1997. In accordance with the consent decree, U. S. Steel initiated a RCRA corrective action program at the Fairfield Works facility. The Alabama Department of Environmental Management (ADEM), with the approval of the U.S. EPA, assumed primary responsibility for regulation and oversight of the RCRA corrective action program at Fairfield Works. Corrective Measure Implementation Plans (CMIPs) have been submitted to and approved by ADEM for the last two areas on site where impacts to soil and sediments are required to be addressed. Plans are being finalized for contracting the work required under the CMIPs. U. S. Steel has an accrued liability of approximately $8 million as of March 31, 2025 for the estimated remaining costs of remediation at the site.

South Works

On August 29, 2017, U. S. Steel was notified by the U.S. Coast Guard of a sheen on the water in the North Vessel Slip at our former South Works in Chicago, Illinois. U. S. Steel has been working with the Illinois Environmental Protection Agency (IEPA) under their voluntary Site Remediation Program since 1993 to evaluate the condition of the property including the North Vessel Slip. The result of this cooperative effort has been the issuance of a series of “No Further Remediation” (NFR) notices to U. S. Steel including one specific to the North Vessel Slip. Following the discovery of the sheen, U. S. Steel notified the IEPA of the changed condition and has since been working closely with the IEPA and the USEPA to determine the source and extent of the sheen as well as options to address the issue. U. S. Steel has also filed a claim against an existing insurance policy at the site and is working closely with the Insurers to address the issue. U. S. Steel has an accrued liability of approximately $1 million as of March 31, 2025. Significant additional costs associated with this site are possible and are referenced in Note 21 to the Condensed Consolidated Financial Statements “Contingencies and Commitments - Environmental Matters - Remediation Projects - Projects with Ongoing Study and Scope Development.”

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

Minnesota Ore Operations

On February 6, 2013, the U.S. EPA published a Federal Implementation Plan (FIP) that applies to taconite facilities in Minnesota. The FIP establishes and requires emission limits and the use of low NOx reduction technology on indurating furnaces as Best Available Retrofit Technology (BART). While U. S. Steel installed low NOx burners on three furnaces at Minntac and is currently obligated to install low NOx burners on the two other furnaces at Minntac pursuant to existing agreements and permits, the rule would require the installation of a low NOx burner on the one furnace at Keetac for which U. S. Steel did not have an otherwise existing obligation. U. S. Steel estimates expenditures associated with the installation of low NOx burners of as much as $25 million to $30 million. In 2013, U. S. Steel filed a petition for administrative reconsideration to the U.S. EPA and a petition for judicial review of the 2013 FIP and denial of the Minnesota state implementation plan (SIP) to the Eighth Circuit. In April 2016, the U.S. EPA promulgated a revised FIP with the same substantive requirements for U. S. Steel. In June 2016, U. S. Steel filed a petition for administrative reconsideration of the 2016 FIP to the U.S. EPA and a petition for judicial review of the 2016 FIP before the Eighth Circuit Court of Appeals. While the proceedings regarding the petition for judicial review of the 2013 FIP remained stayed, oral arguments regarding the petition for judicial review of the 2016 FIP were heard by the Eighth Circuit Court of Appeals on November 15, 2017. Thus, both petitions for judicial review remain with the Eighth Circuit. On December 4, 2017, the U.S. EPA published a notification in the Federal Register in which the U.S. EPA denied U. S. Steel’s administrative petitions for reconsideration and stay of the 2013 FIP and 2016 FIP. On February 1, 2018, U. S. Steel filed a petition for judicial review of the U.S. EPA’s denial of the administrative petitions for reconsideration to the Eighth Circuit Court of Appeals. The U.S. EPA and U. S. Steel reached a settlement regarding the five indurating lines at Minntac. After proposing a revised FIP and responding to public comments, on March 2, 2021, the U.S. EPA promulgated a final revised FIP incorporating the conditions and limits for Minntac to which the parties agreed. U. S. Steel and the U.S. EPA reached a tentative settlement agreement to revise BART limits for Keetac. The proposed settlement agreement was subject to a 30-day public comment period as provided in the April 23, 2024, Federal Register. On April 18, 2025, U.S. EPA Administrator Zeldin signed a proposed revision to the FIP consistent with the settlement agreement. The proposed FIP was published in the April 24, 2025, Federal Register. The U.S. EPA is accepting comments on the proposed FIP revision until June 10, 2025.

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
There have been no material changes or updates to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

On March 19, 2025, the Company received an imminent danger order issued by the Mine Safety and Health Administration ("MSHA") under Section 107(a) of Federal Mine Safety and Health Act of 1977. The order was issued to the Minntac Mine located in Mt. Iron, Minnesota. The order alleged that a transmission housing area on a haul truck where diesel mechanics were performing maintenance was not secured. Corrective action was taken and no injuries occurred in connection with the action. The order has been terminated.

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

10.1	Administrative Procedures for the Executive Management Annual Incentive Compensation Plan under the United States Steel Corporation 2016 Omnibus Incentive Compensation Plan, effective February 25, 2025

10.2	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Performance Share Award Grant Agreement (2025 ROCE)

10.3	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (2025 Retention)

10.4	Form of United States Steel Corporation 2016 Omnibus Incentive Compensation Plan Restricted Stock Unit Grant Agreement (2025 Annual Grants)

31.1	Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the SEC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as promulgated by the SEC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosure required under Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

101
The following financial information from United States Steel Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Statement of Comprehensive (Loss) Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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

May 2, 2025
WEB SITE POSTING
This Form 10-Q will be posted on the U. S. Steel web site, www.ussteel.com, within a few days of its filing.